Form 10-K
period 2013-12-31
WESBANCO INC
filed 2014-02-28
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2013, determined using a per share closing price on that date of $26.43, was $719,402,848.

As of February 20, 2014, there were 29,177,931 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement which will be filed by April 30, 2014 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2014 are incorporated by reference into Part III of this Form 10-K.

WESBANCO, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

GENERAL

WesBanco, Inc. (“WesBanco”), a bank holding company incorporated in 1968 and headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco offers these services through two reportable segments, community banking and trust and investment services. For additional information regarding WesBanco’s business segments, please refer to Note 21, “Business Segments” in the Consolidated Financial Statements.

WesBanco operates one commercial bank, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), through 120 offices, one loan production office and 105 ATM machines located in West Virginia, Ohio, and western Pennsylvania. Total assets of WesBanco Bank as of December 31, 2013 approximated $6.1 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $3.7 billion as of December 31, 2013. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

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

WesBanco Asset Management, Inc., which was incorporated in 2002, holds certain investment securities and loans in a Delaware-based subsidiary.

WesBanco Properties, Inc. holds certain commercial real estate properties. The commercial property is leased to WesBanco Bank and to non-related third parties.

WesBanco has eight capital trusts, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to WesBanco. For more information regarding WesBanco’s issuance of trust preferred securities please refer to Note 10, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

WesBanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds”. The fund family is composed of the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Small Company Growth Fund, the WesMark Government Bond Fund, and the WesMark West Virginia Municipal Bond Fund.

As of December 31, 2013, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

EMPLOYEES

There were 1,469 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2013. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2013 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, in the “About Us” section through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2013, WesBanco will provide, without charge, a printed copy of this 2013 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 234-9201.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loans, internet banks, payday lenders, money services businesses, credit unions, finance companies, brokerage firms and other non-banking companies providing various regulated and non-regulated financial services and products, is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco’s trust and investment services segment receives competition from commercial banks, trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. As a result of consolidation within the financial services industry, mergers between, and the expansion of, financial institutions both within and outside of WesBanco’s major markets have provided significant competitive pressure in those markets. Many of WesBanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other products and services that are not provided by WesBanco. WesBanco generally competes on the basis of superior customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of trust, brokerage and insurance services. As a result of WesBanco’s expansion into new, larger Ohio and Pennsylvania metropolitan markets, it has faced entrenched larger bank competitors with an already existing customer base that may far exceed WesBanco’s initial entry position into those markets. As a result, WesBanco may be forced to compete more aggressively for loans, deposits, trust and insurance products in order to grow its market share, potentially reducing its current and future profit potential from such markets.

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

Under the BHCA, prior Federal Reserve Board approval is required for WesBanco to acquire more than 5% of the voting stock of any bank. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with safe and sound operation of the bank, under the Community Reinvestment Act, as amended (the “CRA”).

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2013, WesBanco declared cash dividends to its common shareholders of approximately $22.8 million.

As of December 31, 2013, WesBanco Bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. Beginning January 1, 2016, WesBanco Bank and WesBanco will be subject to “capital buffer” rules, which will require WesBanco and WesBanco Bank to have capital levels above the regulatory minimums in order to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2013, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $33.0 million from WesBanco Bank. Additional information regarding dividend restrictions is set forth in Note 19, “Regulatory Matters,” in the Consolidated Financial Statements.

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

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. In 2013, WesBanco Bank paid deposit insurance premiums less than those paid in 2012 and 2011, despite having a higher assessment base. The decrease was due to WesBanco Bank’s improving capital, net income and loan quality financial ratios used to calculate the assessment rate which gradually decreased assessment expense from $4.4 million in 2011, to $3.5 million in 2012 and to $3.4 million in 2013 despite an increase in assets related to the acquisition of Fidelity Bancorp, Inc. (“Fidelity”) in 2012.

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

The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board’s rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company’s capital are readily marketable mortgage servicing assets, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the amount of these items included in capital shall be the lesser of 90% of their fair value or 100% of their book value. The unamortized balance of mortgage servicing rights was approximately $0.8 million at December 31, 2013 and 2012, respectively.

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

As of December 31, 2013, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 13.06% and 14.19%, respectively. As of December 31, 2013, WesBanco Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2013, WesBanco’s leverage ratio was 9.27%.

As of December 31, 2013, WesBanco had $106.1 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, Trust Preferred Securities totaling $102.9 million underlying such junior subordinated debt were included in Tier 1 capital as of December 31, 2013, in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule retaining trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under this rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. For more information regarding trust preferred securities, please refer to Note 10, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee issued a strengthened set of international capital and liquidity standards for banks and bank holding companies, known as “Basel III.” In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. The rule will be effective January 1, 2015 subject to a transition period providing for full implementation on January 1, 2019.

The final capital rule establishes the following minimum capital levels banks and bank holding companies will be required to maintain: (i) Tier 1 common equity ratio of at least 4.5%, (ii) Tier 1 capital ratio of at least 6%, (iii) total capital ratio (Tier 1 and Tier 2 capital) of at least 8%; and (iv) a non-risk-based leverage ratio (Tier 1 capital to average consolidated assets) of 4%. Additionally, when the final capital rule is fully implemented, it will require an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the minimum risk-based capital requirements to avoid restrictions on the ability to pay dividends, discretionary bonuses to executive officers, and engage in share repurchases. The final capital rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions of less than $15 billion in size, subject to a 25% limit of Tier 1 capital. The final capital rule also increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations and off-balance sheet instruments; however, the final capital rule maintains the current capital treatment of residential mortgages. Under the final capital rule, an institution may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If an institution does not make this election, unrealized gains and losses will be included in the calculation of its regulatory capital.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a Tier 1 leverage ratio of 4% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2013, WesBanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations. Effective January 1, 2015, the thresholds and definitions described above will change.

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

DODD-FRANK ACT

The Dodd-Frank Act contains numerous and wide-ranging reforms to the structure of the U.S. financial system. Portions of the Dodd-Frank Act are effective at different times, and many of the provisions are general statements directing regulators to draft more detailed rules. Although the full scope of the Dodd-Frank Act’s impact remains somewhat unclear, management expects that it will, over time, reduce revenue and increase expenses.

Bank holding companies will be subjected to increased capital requirements (discussed above under “Item 1. Business—Capital Requirements”). A provision known as the Volcker Rule limits WesBanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in hedge funds or private equity funds. In December 2013, U.S. federal banking agencies issued joint final rules implementing this provision. The rules are effective April 1, 2014, and WesBanco is expected to bring its activities and investments into full compliance by July 21, 2015. Additionally, an interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. The interim final rule issued in January 2014 did not have a material impact on WesBanco for the year ended December 31, 2013.

A provision known as the Lincoln Rule will prevent banks from engaging in certain swap transactions unless they are carried out through a separately capitalized affiliate. Increased restrictions also will apply to transactions with and among bank subsidiaries (discussed above under “Item 1. Business—Holding Company Regulations”), and the Federal Reserve Board will have increased authority to examine and take enforcement action against banks and their subsidiaries that are not banks.

The Dodd-Frank Act makes several changes affecting the securitization markets, which may affect a bank’s ability or desire to use those markets to meet funding or liquidity needs. One of these changes calls for federal regulators to adopt regulations requiring the sponsor of a securitization to retain at least 5% of the credit risk, with exceptions for “qualified residential mortgages.”

Publicly traded companies are required by the Dodd-Frank Act to give shareholders an advisory vote on executive compensation, and, in some cases, golden parachute arrangements. Further, recent SEC and NASDAQ rulemaking under the Dodd-Frank Act will require NASDAQ-listed companies to have a compensation committee composed entirely of independent directors. Although the compensation committee independence requirements are not effective until 2014, WesBanco’s compensation committee members currently satisfy the independence criteria. The Dodd-Frank Act also calls for regulators to issue new rules relating to incentive-based compensation arrangements deemed excessive, and proxy access by shareholders.

All banks and other insured depository institutions will have increased authority to open new branches across state lines (discussed above under “Item 1. Business—Supervision and Regulation”). A provision authorizing insured depository institutions to pay interest on checking accounts will likely increase WesBanco’s interest expenses. A new government agency, the Consumer Financial Protection Bureau (the “Consumer Bureau”), will have the authority to write rules implementing numerous consumer protection laws applicable to all banks (discussed below under “Item 1. Business—Consumer Protection Laws”).

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, all banks are subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. The new Consumer Bureau created by the Dodd-Frank Act now has consolidated authority to write regulations implementing these and other laws. WesBanco’s other subsidiaries that provide services relating to consumer financial products and services will also be subject to the Consumer Bureau’s regulations. As an institution with assets of less than $10 billion, WesBanco Bank will continue to be examined by the FDIC for compliance with these rules. Relating to mortgage lending, the Dodd-Frank Act authorized the Consumer Bureau to issue new regulations governing the ability to repay (“ATR”), qualified mortgages (“QM”), mortgage servicing, appraisals and compensation of mortgage lenders, all of which have been issued and many of which have taken effect. They will limit the mortgage products offered by the Bank and will have an impact on timely enforcement of delinquent mortgage loans. In addition, the Dodd-Frank Act required the Federal Reserve Board to write rules to limit debit card interchange fees to those “reasonable and proportional” to the cost of transactions, which were effective on October 1, 2011. Even though the limits on debit card interchange fees apply only to institutions with more than $10 billion in assets, market forces may over time limit debit card interchange fees as a source of revenue for all banks, including smaller banks like WesBanco Bank. These rules were promulgated but recently determined to be invalid by a Federal District Court, which decision is pending appeal.

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

The CRA requires WesBanco Bank’s primary federal bank regulatory agency, the FDIC, to assess WesBanco Bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. WesBanco Bank’s current CRA rating is “Outstanding” as a result of an FDIC exam in 2013 and a Performance Evaluation dated during the year 2013.

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

DUE TO INCREASED COMPETITION, WESBANCO MAY NOT BE ABLE TO ATTRACT AND RETAIN BANKING CUSTOMERS AT CURRENT LEVELS.

WesBanco operates in a highly competitive banking and financial industry that could become even more competitive as a result of legislative, regulatory and technological changes. WesBanco faces banking competition in all the markets it serves from the following:

•	local, regional and national banks;

•	savings and loans;

•	internet banks;

•	credit unions;

•	payday lenders and money services businesses;

•	finance companies; and

•	brokerage firms serving WesBanco’s market areas.

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

WesBanco’s cost of funds for banking operations may not decrease at the same pace as asset yields, particularly in the current interest rate environment, where certain rates are subject to artificial floors or are approaching 0%. Cost of funds also may increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and wholesale borrowings. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

SIGNIFICANT DECLINES IN U.S. AND FOREIGN MARKETS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

The capital and credit markets have experienced extreme disruption in recent years. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency in certain asset types. In many cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Sustained weakness in business and economic conditions in any or all of the domestic or foreign financial markets could result in credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors that (such as lack of liquidity for re-sales, absence of reliable pricing information or unanticipated changes in the competitive market) could result in us having to recognize other-than-temporary impairment in the value of such investment securities, with a corresponding charge against earnings. Furthermore, our pension assets are primarily invested in equity and debt securities, and weakness in capital and credit markets could result in deterioration of these assets, and changes in certain key pension assumptions based on current interest rates, long-term rates of return and other economic or actuarial assumptions may increase minimum funding contributions and future pension expense. If the markets deteriorate further, these conditions may be material to WesBanco’s ability to access capital and may adversely impact results of operations.

Further, WesBanco’s trust and investment services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decline, the Bank’s revenue could be negatively impacted.

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2013, 40% of WesBanco’s total securities portfolio was invested in municipal bonds. Although WesBanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which WesBanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of WesBanco’s municipal portfolio is comprised of Build America bonds. Due to the current government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions (ERP) may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, WesBanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force WesBanco to sell a municipal bond at a price where amortized cost may not be recovered. Any of the above default risks, early redemption risks and credit risks could cause WesBanco to take impairment charges, which could be significant, that would negatively impact earnings.

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Under current accounting standards, if WesBanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2013 and concluded that no impairment charge was necessary for the year ended December 31, 2013. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

SUITABLE ACQUISITION OPPORTUNITIES MAY NOT BE AVAILABLE TO WESBANCO IN THE FUTURE.

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

As of December 31, 2013, WesBanco had $106.1 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $102.9 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The Dodd-Frank Act required the federal banking agencies to develop new consolidated capital requirements applicable to bank holding companies and banks. Rules issued in 2013 will generally exclude trust preferred securities from Tier 1 capital beginning in 2015. A grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature.

In addition, new international capital standards known as Basel III, which were implemented by a U.S. federal banking agencies’ joint final rule issued in July 2013, will further increase the minimum capital requirements applicable to WesBanco and WesBanco Bank, which may negatively impact WesBanco and the Bank. Additional information about these changes in capital requirements are described above in “Item 1. Business—Capital Requirements.”

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

LIMITED AVAILABILITY OF BORROWINGS AND LIQUIDITY FROM THE FEDERAL HOME LOAN BANK SYSTEM AND OTHER SOURCES COULD NEGATIVELY IMPACT EARNINGS.

WesBanco Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and retains certain short-term borrowings from the FHLB of Cincinnati from prior bank acquisitions, but is no longer considered a member bank of such FHLB. Membership in this system of quasi-governmental, regional home-loan oriented agency banks allows us to participate in various programs offered by the FHLB. We borrow funds from the FHLB, which are secured by a blanket lien on certain residential and commercial mortgage loans, and if applicable, investment securities with collateral values in excess of the outstanding balances. Current and future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. Should this occur, WesBanco’s short-term liquidity needs could be negatively impacted. If WesBanco was restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, WesBanco may be forced to find alternative funding sources. If WesBanco is required to rely more heavily on higher cost funding sources, revenues may not increase proportionately to cover these costs, which would adversely affect WesBanco’s results of operations and financial position.

The FHLB of Pittsburgh paid dividends in 2013 at an annualized rate of 0.79% resulting in dividend income of $0.1 million. They also repurchased all remaining amounts of excess stock held by member banks. Both the payment of dividends and repurchase of excess stock were suspended in late 2008 with the stock repurchase restored in late 2010 and the payment of dividends restored in February 2012. The FHLB has noted future dividend payments and capital stock repurchases will continue to be reviewed on a quarterly basis. The FHLB of Pittsburgh stock owned by WesBanco totaled $10.3 million and $20.0 million at December 31, 2013 and 2012, respectively.

WESBANCO’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS DEPEND ON THE SUCCESSFUL GROWTH OF ITS SUBSIDIARIES.

WesBanco’s primary business activity for the foreseeable future will be to act as the holding company of its banking and other subsidiaries. Therefore, WesBanco’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of WesBanco’s growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money or be dilutive to earnings per share, particularly for the first few years. A new bank or company may bring with it unexpected liabilities, bad loans, or poor employee relations, or the new bank or company may lose customers and the associated revenue. Dilution of book and tangible book value may occur as a result of the acquisition that may not be earned back for several years, if at all.

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

HIGHER FDIC DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS COULD ADVERSELY AFFECT WESBANCO’S FINANCIAL CONDITION.

Since 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. In order to restore reserve ratios of the deposit insurance fund, the FDIC has in the past few years significantly increased the assessment rates paid by financial institutions for deposit insurance. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions, and in November 2009, it adopted a rule requiring banks to prepay their FDIC assessments for years through 2012, which accompanied a rate increase beginning in 2011. While the Deposit Insurance Fund balance has significantly improved since then, and a new assessment base that reduced rates for community banks was adopted in 2011, the FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Additional increases in FDIC insurance premiums and future special assessments may adversely affect WesBanco’s results of operations and financial condition.

INTERRUPTION TO OUR INFORMATION SYSTEMS OR BREACHES IN SECURITY COULD ADVERSELY AFFECT WESBANCO’S OPERATIONS.

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

There have been several cyber-attacks on websites of large financial services companies. Even if not directed at WesBanco specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of WesBanco’s business.

Cyber-attacks on third party retailers or other business establishments that widely accept debit card or check payments could compromise sensitive bank customer information, such as debit card and account numbers. Such an attack could result in significant costs to the bank, such as costs to reimburse customers, reissue debit cards and open new customer accounts.

In addition, there have been efforts on the part of third parties to breach data security at financial institutions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. Because the techniques used to attack financial services company communications and information systems change frequently (and generally increase in sophistication), often attacks are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world, we may be unable to address these techniques in advance of attacks, including by implementing adequate preventative measures.

The occurrence of any such failure, disruption or security breach of WesBanco’s information systems, particularly if widespread or resulting in financial losses to our customers, could damage WesBanco’s reputation, result in a loss of customer business, subject WesBanco to additional regulatory scrutiny, and expose WesBanco to civil litigation and possible financial liability. In addition, the prevalence of cyber-attacks and other efforts to breach or disrupt our systems has led, and will continue to lead, to costs to WesBanco with respect to prevention and mitigation of these risks, as well as costs reimbursing customers for losses suffered as a result of these actions. Successful attacks or systems failures at other large financial institutions, whether or not WesBanco is included, could lead to a general loss of customer confidence in financial institutions with a potential negative impact on WesBanco’s business, additional demands on the part of our regulators, and increased costs to deal with risks identified as a result of the problems affecting others. The risks described above could have a material effect on WesBanco’s business, results of operations and financial condition.

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

WESBANCO IS SUBJECT TO LENDING CONCENTRATION RISKS.

As of December 31, 2013, approximately 63% of WesBanco’s loan portfolio consisted of commercial loans, including commercial real estate loans. Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or consumer loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and consumer loans, inferring higher potential losses on an individual loan basis. The deterioration of one or a few of these loans could cause a significant increase in non-performing loans and a reduction in interest income. An increase in non-performing loans could result in an increase in the provision for loan losses and an increase in loan charge-offs, both of which could have a material adverse effect on WesBanco’s financial condition and results of operations.

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

WesBanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. WesBanco operates 120 banking offices in West Virginia, Ohio and western Pennsylvania and one loan production office, of which 92 were owned and 29 were leased under long-term operating leases. These leases expire at various dates through February 2031 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

The main office of WesBanco is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by the Bank. The building contains approximately 100,000 square feet and serves as the main office for both WesBanco’s community banking segment and its trust and investment services segment, as well as its executive offices. The Bank’s major back office operations currently occupy approximately 75% of the space available in an office building connected via sky-bridge to the main office, which is owned by WesBanco Properties, Inc., a subsidiary of WesBanco, with the remainder of the building leased to unrelated businesses.

At various building locations, WesBanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $0.8 million in 2013 compared to $0.7 million in 2012. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 5, “Premises and Equipment” in the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

Litigation Related to the Fidelity Merger

On October 18, 2012, Mordechai Nagel, a purported shareholder of Fidelity, filed a purported shareholder class and derivative action in the Court of Common Pleas of Allegheny County, Pennsylvania, Civil Action No. 12-019908 (the “Allegheny County Lawsuit”). The lawsuit names as Defendants each of the former members of Fidelity’s board of directors (the “Director Defendants”), as well as WesBanco and Fidelity (collectively with the Director Defendants, the “Defendants”). The complaint alleges, among other things, that the Director Defendants breached their fiduciary duties as a result of the price and certain other terms of the Fidelity merger (the “Fidelity Merger”). The lawsuit also claims that the Director Defendants breached their fiduciary duties because the registration statement on Form S-4 filed by WesBanco with the SEC on September 14, 2012 allegedly contained misstatements and omitted information material to the Fidelity Merger and to a decision by Fidelity’s shareholders regarding whether or not to approve the Fidelity Merger. The lawsuit also alleges that WesBanco aided and abetted the Director Defendants’ alleged breaches of fiduciary duties. The lawsuit sought, among other things, an injunction against WesBanco’s acquisition of Fidelity, as well as the payment of the fees and expenses of the plaintiffs’ attorneys.

On November 16, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation and to allow Fidelity shareholders to vote on the proposals required in connection with the Fidelity Merger at the scheduled meeting on November 27, 2012, the Defendants entered into a Memorandum of Settlement (“MOS”) with the Plaintiff that describes a settlement of the Allegheny County Lawsuit. The settlement is expressly subject to approval by the court. Pursuant to the terms of the MOS, Fidelity and WesBanco agreed to file with the SEC and make publicly available supplemental disclosures. In return, the Plaintiff agreed to stay the Allegheny County Lawsuit, withdraw all requests for interim relief, and not take any action to delay or disrupt the November 27, 2012 Fidelity shareholder meeting. The MOS provides for limited discovery to confirm the fairness of the settlement. The court approved the settlement contemplated in the MOS on November 19, 2013, the Allegheny County Lawsuit has been dismissed with prejudice, and all claims that were or could have been brought relating to the Fidelity Merger, the Merger Agreement, and any disclosure made in connection therewith have been released and barred, other than claims under the federal securities laws with respect to any period prior to the date of the Merger Agreement that are not based upon the foregoing.

The Defendants have denied and continue to deny that they have committed, or aided and abetted in the commission of, any violation of law or duty or engaged in any wrongful acts and that any supplemental disclosure is required under any applicable state or federal law, statute, rule or regulation. The Defendants also expressly maintain that they diligently and scrupulously complied with all applicable fiduciary, disclosure and all other legal duties. The settlement was not material in relation to WesBanco’s business, financial condition or results of operations.

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

WesBanco’s common stock is quoted on the NASDAQ Global Stock Market under the symbol WSBC. The approximate number of record holders of WesBanco’s $2.0833 par value common stock as of February 20, 2014 was 4,751, not including shares held in nominee positions. The number of holders does not include WesBanco employees who have purchased stock or had stock allocated to them through WesBanco’s Employee Stock Ownership and 401(k) plan (the “KSOP”). All WesBanco employees who meet the eligibility requirements of the KSOP are included in this retirement plan.

The table below presents for each quarter in 2013 and 2012, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2013			2012
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$32.58	$28.00	$0.200	$22.40	$19.75	$0.180
Third quarter	30.55	26.00	0.200	22.64	22.06	0.180
Second quarter	26.69	22.58	0.190	21.54	19.08	0.170
First quarter	24.85	21.84	0.190	21.70	18.60	0.170

WesBanco has eight capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities and lending the proceeds to WesBanco. The debentures and trust preferred securities issued by the trusts provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest, it may not declare or pay any dividends on its common stock during any such period.

Federal and state laws impose restrictions on the ability of the Bank to pay dividends, which restrictions are more fully described in “Item 1. Business—Payment of Dividends.”

For additional disclosure relating to WesBanco Trust Preferred Securities, refer to Note 10, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

As of December 31, 2013 and 2012, WesBanco had an outstanding stock warrant issued to the U.S. Department of Treasury (“UST”) to purchase 100,448 shares of WesBanco common stock at a price of $10.45 per share. This warrant was issued in 2012 at the time of the acquisition of Fidelity to convert a Fidelity warrant previously issued with the sale by Fidelity of preferred stock to the UST under the Capital Purchase Program. All preferred stock sold to the UST was repurchased by Fidelity, and the warrant converted, in conjunction with the acquisition.

As of December 31, 2013, WesBanco had a stock repurchase plan pursuant to which up to one million shares may be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no general open market repurchases in 2013, other than those for the KSOP and dividend reinvestment plans, a repurchase to facilitate the liquidation of Fidelity’s ESOP plan, and repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock. At December 31, 2013, there were 378,962 shares remaining to be purchased under the plan.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in WesBanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2013				569,506

October 1, 2013 to October 31, 2013
Open market repurchases	—	$—	—	569,506
Other transactions (1)	16,681	30.07	N/A	N/A

November 1, 2013 to November 30, 2013
Open market repurchases	—	—	—	569,506
Other transactions (1)	1,203	30.18	N/A	N/A

December 1, 2013 to December 31, 2013
Open market repurchases	—	—	—	569,506
Other repurchases (2)	190,544	31.04	190,544	378,962
Other transactions (1)	2,214	30.84	N/A	N/A

Fourth Quarter 2013
Open market repurchases	—	—	—	569,506
Other repurchases (2)	190,544	31.04	190,544	378,962
Other transactions (1)	20,098	30.16	N/A	N/A

Total	210,642	$30.96	—	378,962

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
(2)	Shares purchased to facilitate the liquidation of Fidelity’s ESOP plan.

N/A—Not applicable

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index, and the SNL Small Cap Bank Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2008 with reinvestment of dividends.

	December 31,
Index	2008	2009	2010	2011	2012	2013
WesBanco, Inc.	100.00	47.94	76.18	80.75	95.40	141.41
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Small Cap Bank Index	100.00	70.29	85.86	82.01	95.53	133.24

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2013. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. WesBanco’s acquisitions during the five years ended December 31, 2013 include Fidelity on November 30, 2012 and include the results of operations since the date of acquisition.

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2013	2012	2011	2010	2009
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$2.18	$1.84	$1.65	$1.34	$0.70
Earnings per common share—diluted	2.18	1.84	1.65	1.34	0.70
Dividends per common share	0.78	0.70	0.62	0.56	0.84
Book value at year end	25.59	24.45	23.80	22.83	22.16
Tangible book value at year end (1)	14.68	13.48	13.29	12.24	11.50
Average common shares outstanding—basic	29,270,922	26,867,227	26,614,697	26,579,735	26,566,133
Average common shares outstanding—diluted	29,344,683	26,888,847	26,615,281	26,580,293	26,567,291
SELECTED BALANCE SHEET INFORMATION
Securities	$1,532,906	$1,623,753	$1,609,265	$1,426,191	$1,263,254
Loans held for sale	5,855	21,903	6,084	10,800	9,441
Net portfolio loans	3,847,549	3,635,063	3,184,558	3,227,625	3,409,786
Total assets	6,144,773	6,078,717	5,536,030	5,361,458	5,397,352
Deposits	5,062,530	4,944,284	4,393,866	4,172,423	3,974,233
Total FHLB and other borrowings	190,044	254,158	365,073	440,991	684,915
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,137	113,832	106,066	106,034	111,176
Shareholders’ equity	746,595	714,184	633,790	606,863	588,716
SELECTED RATIOS
Return on average assets	1.05%	0.88%	0.81%	0.66%	0.43%
Return on average tangible assets (1)	1.13	0.96	0.88	0.73	0.49
Return on average equity	8.72	7.54	7.01	5.88	3.73
Return on average tangible equity (1)	15.79	13.57	13.18	11.56	7.16
Return on average common equity	8.72	7.54	7.01	5.88	3.16
Net interest margin (3)	3.58	3.53	3.66	3.60	3.36
Efficiency ratio (1)	60.99	60.98	59.50	60.81	64.13
Allowance for loan losses to total loans	1.22	1.43	1.69	1.86	1.76
Allowance for loan losses to total non-performing loans	91.99	82.79	63.07	63.39	76.20
Non-performing assets to total assets	0.92	1.15	1.62	1.95	1.65
Net loan charge-offs to average loans	0.38	0.66	1.30	1.28	1.10
Average shareholders’ equity to average assets	12.00	11.71	11.49	11.18	11.53
Tangible equity to tangible assets (1)	7.35	6.84	6.73	6.40	5.97
Tier 1 leverage ratio	9.27	9.34	8.71	8.35	7.86
Tier 1 capital to risk-weighted assets	13.06	12.82	12.68	11.94	11.12
Total capital to risk-weighted assets	14.19	14.07	13.93	13.20	12.37
Dividend payout ratio	35.78	38.04	37.58	41.79	120.00
Trust assets at market value (2)	$3,688,734	$3,238,556	$2,973,352	$2,943,786	$2,668,610

(1)	See non-GAAP Measures with this “Item 6. Selected Financial Data” for additional information relating to the calculation of this item.
(2)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.
(3)	Presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009
SUMMARY STATEMENTS OF INCOME
Interest and dividend income	$217,890	$211,686	$224,167	$236,528	$257,364
Interest expense	32,403	43,335	54,802	70,436	98,992

Net interest income	185,487	168,351	169,365	166,092	158,372
Provision for credit losses	9,086	19,874	35,311	44,578	50,372

Net interest income after provision for credit losses	176,401	148,477	134,054	121,514	108,000
Non-interest income	69,285	64,775	59,888	59,599	64,589
Non-interest expense	160,998	150,120	140,295	141,152	149,648

Income before provision for income taxes	84,688	63,132	53,647	39,961	22,941
Provision for income taxes	20,763	13,588	9,838	4,350	(992)

Net income	$63,925	$49,544	$43,809	$35,611	$23,933

Preferred dividends	—	—	—	—	5,233

Net income available to common shareholders	$63,925	$49,544	$43,809	$35,611	$18,700

Earnings per common share—basic	$2.18	$1.84	$1.65	$1.34	$0.70

Earnings per common share—diluted	$2.18	$1.84	$1.65	$1.34	$0.70

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

	For the year ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Tangible equity to tangible assets:
Total shareholders’ equity	$746,595	$714,184	$633,790	$606,863	$588,716
Less: goodwill and other intangible assets, net of deferred tax liability	(318,161)	(320,399)	(279,967)	(281,534)	(283,310)

Tangible equity	428,434	393,785	353,823	325,329	305,406
Total assets	6,144,773	6,078,717	5,536,030	5,361,458	5,397,352
Less: goodwill and other intangible assets, net of deferred tax liability	(318,161)	(320,399)	(279,967)	(281,534)	(283,310)

Tangible assets	5,826,612	5,758,318	5,256,063	5,079,924	5,114,042

Tangible equity to tangible assets	7.35%	6.84%	6.73%	6.40%	5.97%

Tangible book value:
Total shareholders’ equity	$746,595	$714,184	$633,790	$606,863	$588,716
Less: goodwill and other intangible assets, net of deferred tax liability	(318,161)	(320,399)	(279,967)	(281,534)	(283,310)

Tangible equity	428,434	393,785	353,823	325,329	305,406
Common shares outstanding	29,175,236	29,214,660	26,629,360	26,586,953	26,567,653

Tangible book value at year end	$14.68	$13.48	$13.29	$12.24	$11.50

Return on average tangible equity:
Net income	$63,925	$49,544	$43,809	$35,611	$23,933
Plus: amortization of intangibles, net of tax	1,487	1,398	1,566	1,774	2,022

Net income before amortization of intangibles	65,412	50,942	45,375	37,385	25,955
Average total shareholders’ equity	733,249	656,684	625,061	605,742	641,537
Less: average goodwill and other intangibles, net of deferred tax liability	(318,913)	(281,326)	(280,718)	(282,389)	(278,925)

Average tangible equity	414,336	375,358	344,343	323,353	362,612

Return on average tangible equity	15.79%	13.57%	13.18%	11.56%	7.16%

	For the year ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Return on average tangible assets:
Net income	$63,925	$49,544	$43,809	$35,611	$23,933
Plus: amortization of intangibles, net of tax	1,487	1,398	1,566	1,774	2,022

Net income before amortization of intangibles	65,412	50,942	45,375	37,385	25,955
Average total assets	6,109,311	5,606,386	5,440,243	5,416,470	5,566,183
Less: average goodwill and other intangibles, net of deferred tax liability	(318,913)	(281,326)	(280,718)	(282,389)	(278,925)

Average tangible assets	5,790,398	5,325,060	5,159,525	5,134,081	5,287,258

Return on average tangible assets	1.13%	0.96%	0.88%	0.73%	0.49%

Efficiency Ratio
Non-interest expense	$160,998	$150,120	$140,295	$141,152	$149,648
Less: restructuring and merger-related expense	(1,310)	(3,888)	—	(175)	(1,815)

Non-interest expense excluding restructuring and merger-related expense	159,688	146,232	140,295	140,977	147,833
Net interest income on a fully taxable equivalent basis	192,556	175,027	175,885	172,235	165,916
Non-interest income	69,285	64,775	59,888	59,599	64,589

Net interest income on a fully taxable equivalent basis plus non-interest income	261,841	239,802	235,773	231,834	230,505

Efficiency Ratio	60.99%	60.98%	59.50%	60.81%	64.13%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively, and documents subsequently filed by WesBanco which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

Management has determined that the greater of the most recent twelve or thirty-six month historical loss rate is generally the most indicative of probable losses in the portfolio because the twelve month loss rate more accurately reflects the adverse impact of current conditions during periods of economic stress while the thirty-six month loss rate more accurately reflects probable losses during normal economic cycles. Historical loss rates for longer periods than thirty-six months are not considered to be as meaningful because of changes in the risk profile and characteristics of the portfolio that can occur over longer periods of time.

Management may also adjust its assumptions to account for differences between estimated and actual incurred losses from period to period. The variability of management’s assumptions could alter the level of the allowance for credit losses and may have a material impact on future results of operations and financial condition. The loss estimation models and methods used to determine the allowance for credit losses is continually refined and enhanced; however there have been no material substantive changes compared to prior periods.

Goodwill and Other Intangible Assets—WesBanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. At December 31, 2013, the carrying value of goodwill and other intangible assets was $312.1 million and $9.3 million, respectively, which represents approximately 41.8% and 1.2% of total shareholders’ equity, respectively. At December 31, 2013, WesBanco had one significant reporting unit with goodwill, community banking.

Goodwill is not amortized but is evaluated for impairment annually on November 30th, or more often if events or circumstances indicate it may be impaired. Finite-lived intangible assets, which consist primarily of core deposit and customer list intangibles (long-term customer-relationship intangible assets) are amortized using straight-line and accelerated methods over their weighted-average estimated useful lives, ranging from ten to sixteen years, and are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

Goodwill is evaluated for impairment by first assessing qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. Under the qualitative assessment, WesBanco assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts, including goodwill. If it is more likely than not, the two-step goodwill impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. In the first step, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, step two, which involves comparing the implied fair value of goodwill to its carrying value, is completed and to the extent that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

WesBanco’s qualitative assessment included an evaluation of all relevant events and circumstances. The assessment considered macroeconomic conditions such as the general economic outlook, regional and national unemployment rates and recent trends in equity and credit markets. Additionally, industry and market considerations, such as market-dependent multiples and metrics relative to peers, were evaluated. WesBanco also considered recent trends in credit quality, overall financial performance, stock price appreciation, market capitalization, multiples of tangible book value, internal forecasts, and various other market-based methods to estimate the current fair value of its reporting units.

After assessing the totality of events and circumstances discussed above, WesBanco concluded that as of November 30, 2013 it is not more likely than not that the fair value of its reporting units were less than their carrying amounts, therefore the goodwill impairment test was unnecessary.

As of December 31, 2013, there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2013, the date of the most recent goodwill impairment evaluation. Therefore, WesBanco has concluded that goodwill is not impaired as of December 31, 2013.

Intangible assets with finite useful lives (primarily core deposit and customer list intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. Intangible assets with finite useful lives at December 31, 2013 are comprised of $8.9 million in core deposit intangibles held at the Bank and customer list intangibles of $0.3 million and $0.1 million held at WesBanco Securities and WesBanco Insurance, respectively. At December 31, 2013 there were no indicators of impairment related to intangible assets with finite useful lives.

EXECUTIVE OVERVIEW

Financial performance improved in 2013 for the fourth consecutive year as WesBanco continued to strengthen operating effectiveness and efficiency. In addition, results were positively impacted by the late 2012 acquisition of Fidelity, which increased total assets by approximately 10%. Net income increased $14.4 million or 29.0% to $63.9 million. Fidelity’s acquired net earning assets, loan growth and a reduced cost of funds combined to improve net interest income by $17.1 million or 10.2% and increased the net interest margin by 5 basis points to 3.58%. Continued improvement in credit quality reduced the provision for loan losses by $10.8 million. Growth in the primary fee based components of non-interest income: trust fees, service charges on deposits and electronic banking fees increased by a combined $3.2 million or 6.8%, while revenue from securities brokerage operations increased $1.6 million or 35.7%. Increases in expenses were partially due to the recurring costs of operating 13 additional branches acquired in the acquisition and costs related to higher loan originations and other growth areas such as securities brokerage. Due to the increase in net income, return on average assets increased to 1.05% from 0.88% in 2012. Strong earnings and improved total capital have enabled WesBanco to increase the quarterly dividend rate six times over the last three years, including two increases in 2013 to $0.20 per share, cumulatively representing a 43% increase, with a 2013 increase of 11%. The dividend was increased again in February 2014 to $0.22 per share, a $0.02 per share or 10% increase to be paid April 1, 2014.

Total assets at December 31, 2013 increased 1.1% or $66.1 million from December 31, 2012, primarily due to loan growth. Portfolio loans increased $207.2 million or 5.6% in 2013, with $58.4 million of growth coming in the fourth quarter. Loan growth was achieved through $1.6 billion in loan originations in 2013. This represents an increase of 31.5% in loan originations compared to 2012. Growth was centered in commercial real estate construction, commercial and industrial (“C&I”) lending and residential real estate as a result of improved economic conditions, increased business activity in markets impacted by Marcellus and Utica shale gas drilling, expansion into the Pittsburgh market, additional lending personnel and continued improvement in loan origination processes. In addition, a $117 million increase in unfunded commitments on construction loans will be advanced over the next twelve to eighteen months which should generate higher loan balances in 2014 before considering unanticipated large paydowns or payoffs. Loan growth was funded primarily by growth in deposits and by maturing securities. Deposits increased $118.2 million or 2.4% from December 31, 2012, some of which was the result of initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies operating in our local markets. All deposit types increased except certificates of deposit, which decreased $138.1 million due to lower rate offerings on rollovers of maturities. Available core deposit funding and maturities in the investment portfolio were also used to reduce higher cost borrowings by 19.5%, further reducing cost of funds.

WesBanco continues to maintain strong regulatory capital ratios. At December 31, 2013, Tier I leverage was 9.27%, Tier I risk-based capital was 13.06%, and total risk-based capital was 14.19%, which were similar to or slightly improved from year end 2012. Both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators, and, upon implementation beginning in 2015 thru final phase-in of the rules in 2019, are anticipated to be above recently finalized Basel III capital standards. Total tangible equity to tangible assets(1) was 7.35% at December 31, 2013, up from 6.84% at 2012 year-end, despite increased assets, lower other comprehensive income from lower securities valuations and the fourth quarter repurchase of 193,075 shares of WesBanco stock.

WesBanco had numerous operating accomplishments in 2013 that supported the improved financial results for the year:

•

Integration of the Fidelity markets, employees and assets, and realization of the related synergies were completed by year end. The primary systems integration and introductory marketing campaign in Pittsburgh were completed in the first quarter.

•	Throughout 2013 WesBanco continued to expand customer relationship personnel to support further growth in loan production and improve service to our customers.

•	Two branches were opened in the Columbus market and we are constructing an additional branch in an area of major business development south of Pittsburgh.

•

Significant upgrades to our data processing and communications infrastructure, including a new mainframe computer, new disaster recovery site, new mobile banking capabilities and other internal infrastructure, including enhanced customer relationship software, were completed during the year.

As WesBanco grows, we continue to improve the processes that support both customers and employees.

(1)	See non-GAAP Measures within Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income increased 29% for the twelve months ended December 31, 2013 to $63.9 million compared to $49.5 million for 2012, while diluted earnings per share were $2.18, an increase of 18% compared to $1.84 per share for 2012. The increased net income improved the return on average assets to 1.05% in 2013 from 0.88% in 2012, and the return on average tangible equity(1) increased to approximately 16% from 14%. The results for 2013 include the first full year of the November 2012 acquisition of Pittsburgh-based Fidelity that significantly expanded WesBanco’s presence in the southwestern Pennsylvania market.

Net interest income increased $17.1 million or 10.2% in 2013 compared to 2012, due to an 8.5% increase in average earning assets, primarily through increased average loan balances. In addition, the net interest margin increased 5 basis points to 3.58%, benefitting from the loan growth, purchase accounting-related accretion and a continued decrease in funding costs. The margin improvement in 2013 was due to lower funding costs resulting from a 36.1% average reduction in higher rate FHLB advances and other borrowings, primarily through maturities, an 11.8% increase in total average deposits, with 88.6% of the increase from lower cost demand, money market or savings accounts and the repricing at lower rates of maturing CDs. Accretion of various purchase accounting adjustments from the acquisition also improved the net interest margin by 9 basis points for the year.

Credit quality has continued to improve over the past year. Net charge-offs for the year were $14.2 million, or 0.38% of average portfolio loans, compared to net charge-offs of $22.1 million or 0.66% for 2012. As a result of an improvement in all measures of credit quality, including delinquent and non-performing loans and classified and criticized loans, the provision for credit losses decreased to $9.1 million year-to-date compared to $19.9 million in 2012.

Non-interest income increased $4.5 million or 7.0% compared to 2012. Trust fees increased 8.5% as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were up 13.9% for the year. Net securities brokerage revenues increased 35.7% due to significant production increases from existing markets, the deployment of an advisor team in the Pittsburgh market, the addition of support and producing staff in several regions, and an increase in referrals and production from a licensed retail banker program. Service charges on deposits and electronic banking fees continued to grow, up 4.6% and 7.6%, respectively for 2013. Securities gains were lower due to reduced portfolio restructuring compared to prior periods as interest rates increased. Mortgage loan sales gains decreased as the percentage of mortgage loans retained for the portfolio increased and loan production declined, beginning in the fourth quarter, as increasing interest rates reduced customer loan refinancings. However, WesBanco overall achieved record mortgage loan production in 2013, up 13% from 2012 to $392 million.

Non-interest expense in 2013 increased $10.9 million or 7.3% compared to 2012. Increases were partially due to recurring expenses related to operating 13 additional branches acquired in the acquisition. Substantially all of the back office and other administrative savings targeted to be obtained from the merger were accomplished by year-end. Lower merger-related costs also benefited 2013. Salaries and wages increased 11.1% for 2013 due to routine annual adjustments to compensation, increased full time equivalent employees (“FTEs”) in the Pittsburgh market partially offset by the integration efficiencies, increased commissions on higher loan originations and brokerage revenue and higher incentive compensation. Employee benefit expenses increased for the year primarily from increased pension expense and employer taxes. Marketing costs were higher compared to 2012 due to additional marketing initiatives during 2013 and marketing expenses in the new Pittsburgh market.

The provision for income taxes increased to $20.8 million in 2013 compared to $13.6 million in 2012. The increase in income tax expense was due to a $21.6 million increase in pre-tax income, which caused a higher effective tax rate of 24.5% compared to 21.5% for 2012. The increase in the effective tax rate was also affected by a higher percentage of taxable vs. tax-exempt income as pre-tax income grew.

(1)	See non-GAAP Measures within Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2013	2012	2011
Net interest income	$185,487	$168,351	$169,365
Taxable-equivalent adjustments to net interest income	7,069	6,676	6,520

Net interest income, fully taxable-equivalent	$192,556	$175,027	$175,885

Net interest spread, non-taxable-equivalent	3.32%	3.23%	3.34%
Benefit of net non-interest bearing liabilities	0.13%	0.17%	0.18%

Net interest margin	3.45%	3.40%	3.52%
Taxable-equivalent adjustment	0.13%	0.13%	0.14%

Net interest margin, fully taxable-equivalent	3.58%	3.53%	3.66%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income increased by $17.1 million or 10.2% in 2013 compared to 2012 due to an 8.5% increase in earning assets, primarily through increased average loan balances. Average earning assets increased $420.9 million due to growth in average portfolio loan balances of $449.1 million or 13.5%. Approximately 65% of the average loan growth was from the western Pennsylvania region, which includes the loans acquired, and those subsequently originated, relating to the acquired Fidelity market area. The increase in average earning assets was funded primarily by increases in deposits. Total average deposits increased by $529.3 million or 11.8% with approximately 70% of the increase provided by the western Pennsylvania region. Deposit increases occurred primarily in demand deposit, savings and money market accounts, with increases other than through the acquisition resulting from marketing campaigns, customer incentives, wealth management and business initiatives, as well as initial deposits from Marcellus and Utica shale gas bonus and royalty payments which totaled $311 million in 2013 for deposits identified as related to these gas-related companies. In addition, the net interest margin increased 5 basis points in 2013 compared to 2012. Cost of funds continued to decline due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of FHLB and other borrowings. Accretion of purchase accounting adjustments for loans, CDs and borrowings related to the Fidelity acquisition totaling $4.4 million or 9 basis points, also benefited the margin. The low interest rate environment continues to result in reduced rates earned on the securities and loan portfolios, but with a larger decrease in lower average rates paid on interest bearing liabilities. The average rate on interest bearing liabilities declined by 31 basis points while the rate on earning assets decreased by 22 basis points in 2013.

Interest income increased $6.2 million or 2.9% in 2013 compared to 2012 due to the higher average earning assets, partially offset by the lower yields. The increase in average earning assets and interest income is primarily due to the 13.5% increase in average loan balances. This increase more than offset the effect of the low interest rate environment, as loans provide the highest rates for investment in new earning assets. In 2013, average loans represented 70.1% of average earning assets, compared to 66.9% in 2012. Rates on earning assets decreased on all significant categories from reduced rates on new and repriced assets due to lending competition and the lower interest rate environment. Repricing of loans and the necessity of offering lower rates on quality credits caused a decline in loan yields of 37 basis points. Securities yields decreased due to the reinvestment of funds from investment maturities, calls and sales, and additional investment purchases at current lower available interest rates. Taxable securities yields decreased 8 basis points in 2013, while tax-exempt securities yields declined 63 basis points, due to purchases of municipals at lower rates. Because of their relative yield advantage, the average balance of tax-exempt securities increased 18.6% over last year. Average taxable securities decreased due to calls of government agencies and prepayments in mortgage-backed and collateralized mortgage securities, somewhat offset by purchases of lower-premium collateralized mortgage securities and mortgage pools. Purchases of collateralized mortgage securities minimizes the average life of the portfolio, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgable securities. At December 31, 2013, held-to-maturity securities represented approximately 39% of total securities with a weighted average life of 6.7 years, while the 61% of total securities in the available-for-sale category had a weighted average life of 4.2 years.

Portfolio loans increased $207.2 million or 5.6% in 2013, as originations continued to outpace paydowns. Overall loan originations were a record $1.6 billion, an increase of 31.5% in 2013 compared to 2012. Loan growth was centered in commercial real estate construction, C&I and residential real estate lending due to improved economic conditions, the impact of Marcellus and Utica shale gas drilling in certain markets and expansion into the Pittsburgh market as a result of the Fidelity acquisition in November 2012.

In 2013, interest expense decreased $10.9 million or 25.2% due to decreases in rates paid and a continued shift in the liability mix towards less expensive sources of funding, while total average interest bearing balances increased 6.2%. The average rate paid on interest bearing liabilities decreased 31 basis points to 0.73% from 1.04% in 2012. Rates paid on deposits declined by 21 basis points due to rate declines in all deposit categories, as a result of management reducing offered interest rates for most products and mark-to-market accretion of the certificates of deposit acquired from Fidelity. Improvements in the deposit funding mix also lowered the cost of funds, with average certificates of deposit decreasing to 32.1% of total average deposits from 34.5% last year. Average interest bearing deposits increased by $374.8 million from 2012, and non-interest bearing demand deposits increased by $154.6 million. Average deposits increased most significantly in demand and savings product categories, even as offered rates on interest bearing accounts were reduced. Total average demand deposits, including interest bearing and non-interest bearing, increased $257.3 million or 17.1% in 2013 compared to 2012. Average certificates of deposit increased by only 3.9%, primarily due to the acquisition and higher CDARS® balances, as WesBanco continued to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificate of deposit customers. In addition to funding the growth in loans, deposit increases were used to pay down higher-cost maturing FHLB borrowings and certain other borrowings, significantly contributing to the reduced cost of funds. Average total FHLB and other borrowings decreased $116.2 million or 36.1%, due to maturities and paydowns, and were 4.6% of average interest bearing liabilities in 2013 compared to 7.7% in 2012.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$37,556	$84	0.22%	$26,865	$68	0.25%	$48,723	$101	0.21%
Loans, net of unearned income (1)	3,772,172	175,323	4.65%	3,323,078	166,656	5.02%	3,256,887	175,818	5.40%
Securities: (2)
Taxable	1,175,865	29,193	2.48%	1,270,446	32,461	2.56%	1,179,458	36,034	3.06%
Tax-exempt (3)	384,069	20,197	5.26%	323,885	19,075	5.89%	299,357	18,629	6.22%

Total securities	1,559,934	49,390	3.17%	1,594,331	51,536	3.23%	1,478,815	54,663	3.70%
Other earning assets	15,165	162	1.07%	19,621	102	0.52%	25,030	105	0.42%

Total earning assets (3)	5,384,827	224,959	4.18%	4,963,895	218,362	4.40%	4,809,455	230,687	4.80%

Other assets	724,484			642,491			630,788

Total Assets	$6,109,311			$5,606,386			$5,440,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$858,679	$1,415	0.16%	$755,908	$1,526	0.20%	$628,037	$2,160	0.34%
Money market accounts	867,473	1,462	0.17%	781,400	2,183	0.28%	792,565	4,802	0.58%
Savings deposits	770,687	525	0.07%	645,310	864	0.13%	570,093	1,505	0.26%
Certificates of deposit	1,607,918	22,010	1.37%	1,547,379	26,371	1.70%	1,636,753	31,054	1.90%

Total interest bearing deposits	4,104,757	25,412	0.62%	3,729,997	30,944	0.83%	3,627,448	39,521	1.09%
Federal Home Loan Bank borrowings	62,344	1,151	1.85%	130,048	4,473	3.44%	210,506	7,199	3.42%
Other borrowings	142,992	2,525	1.77%	191,534	4,480	2.34%	194,768	4,823	2.48%
Junior subordinated debt	107,665	3,315	3.08%	106,727	3,438	3.22%	106,050	3,259	3.07%

Total interest bearing liabilities	4,417,758	32,403	0.73%	4,158,306	43,335	1.04%	4,138,772	54,802	1.32%
Non-interest bearing demand deposits	905,921			751,345			639,837
Other liabilities	52,383			40,051			36,573
Shareholders’ equity	733,249			656,684			625,061

Total Liabilities and Shareholders’ Equity	$6,109,311			$5,606,386			$5,440,243

Net interest spread			3.45%			3.36%			3.48%
Taxable-equivalent net interest margin (3)		$192,556	3.58%		$175,027	3.53%		$175,885	3.66%

(1)	Total loans are gross of the allowance for loan losses, net of unearned income and include loans held for sale. Non-accrual loans were included in the average volume for the entire period. Loan fees included in interest income on loans totaled $3.8 million, $4.0 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, loan accretion included in interest income on acquired Fidelity loans was $2.7 million for the year ended December 31, 2013, while accretion on acquired Fidelity interest bearing liabilities was $1.7 million for the year ended December 31, 2013.
(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2013 Compared to 2012			2012 Compared to 2011
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$24	$(8)	$16	$(52)	$19	$(33)
Loans, net of unearned income	21,542	(12,875)	8,667	3,517	(12,679)	(9,162)
Taxable securities	(2,367)	(901)	(3,268)	2,634	(6,207)	(3,573)
Tax-exempt securities (2)	3,305	(2,183)	1,122	1,477	(1,031)	446
Other earning assets	(26)	86	60	(25)	22	(3)

Total interest income change (2)	22,478	(15,881)	6,597	7,551	(19,876)	(12,325)

Increase (decrease) in interest expense:
Interest bearing demand deposits	194	(305)	(111)	380	(1,014)	(634)
Money market	222	(943)	(721)	(67)	(2,552)	(2,619)
Savings deposits	146	(485)	(339)	178	(819)	(641)
Certificates of deposit	981	(5,342)	(4,361)	(1,635)	(3,048)	(4,683)
Federal Home Loan Bank borrowings	(1,758)	(1,564)	(3,322)	(2,768)	42	(2,726)
Other borrowings	(995)	(960)	(1,955)	(79)	(264)	(343)
Junior subordinated debt	30	(153)	(123)	21	158	179

Total interest expense change	(1,180)	(9,752)	(10,932)	(3,970)	(7,497)	(11,467)

Net interest income increase (decrease) (2)	$23,658	$(6,129)	$17,529	$11,521	$(12,379)	$(858)

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses for the year ended December 31, 2013 decreased $10.8 million or 54.3% to $9.1 million compared to $19.9 million for the year ended December 31, 2012. This decrease is the result of a 36.0% decrease in net charge-offs, a 19.1% decrease in non-performing loans, including restructured loans, a 37.4% decrease in accruing non-restructured delinquent loans, a 29.8% decrease in classified loans, and improved economic conditions. The provision for credit losses was lower than net charge-offs by $5.1 million in 2013 and $2.2 million in 2012 due to recognition of losses in both years that were provided for in prior years. (Please see the “Allowance for Credit Losses” section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the Years Ended December 31,		$ Change	% Change
(dollars in thousands)	2013	2012
Trust fees	$19,577	$18,044	$1,533	8.5
Service charges on deposits	17,925	17,138	787	4.6
Electronic banking fees	12,198	11,336	862	7.6
Net securities brokerage revenue	6,248	4,604	1,644	35.7
Bank-owned life insurance	4,664	3,516	1,148	32.7
Net gains on sales of mortgage loans	2,614	2,876	(262)	(9.1)
Net securities gains	684	2,463	(1,779)	(72.2)
Net losses on other real estate owned and other assets	(81)	(305)	224	73.4
Net insurance services revenue	2,734	2,600	134	5.2
Other	2,722	2,503	219	8.7

Total non-interest income	$69,285	$64,775	$4,510	7.0

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income increased $4.5 million or 7.0% compared to 2012. Trust fees increased 8.5% as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were up 13.9% for the year. Net securities brokerage revenues increased 35.7% due to significant production increases from existing markets, the deployment of an advisor team in the Pittsburgh market, the addition of support and producing staff in several regions, and an increase in referrals and production from a licensed retail banker program. Service charges on deposits and electronic banking fees continued to grow, up 4.6% and 7.6%, respectively for 2013. Securities gains were lower due to reduced portfolio restructuring compared to prior periods as interest rates increased. Mortgage loan sales gains decreased as the percentage of mortgage loans retained for the portfolio increased. In addition, 2013 results included a $1.1 million bank-owned life insurance death benefit.

Trust fees increased $1.5 million or 8.5% as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were up 13.9% for the year from $3.2 billion at December 31, 2012 to $3.7 billion at December 31, 2013. At December 31, 2013, trust assets include managed assets of $3.0 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $900.0 million as of December 31, 2013 and $796.0 million at December 31, 2012 and are included in trust managed assets.

Service charges on deposits, which are primarily customer overdraft fees, increased 4.6% for the year compared to 2012 due to a higher number of demand deposit accounts. Growth in deposits was achieved primarily through the Bank’s own marketing initiatives, which included two marketing campaigns in 2013 targeting non-interest bearing checking accounts and debit card usage.

Electronic banking fees, which include debit card interchange fees, improved by $0.9 million or 7.6% compared to the prior year, due to a higher volume of debit card transactions, which have continued to grow due to marketing initiatives and as customers move more towards electronic transactions.

Net securities brokerage revenue increased $1.6 million or 35.7% compared to 2012 primarily due to increased production resulting from the implementation of an organization-wide cross-selling program, additional market coverage in the Pittsburgh area and overall improved production in other markets, as well as a new retail licensed banker program throughout our markets.

Net gains on sales of mortgage loans decreased 9.1% for the year as the percentage of mortgage loans retained for the portfolio increased. Overall mortgage loan production in 2013 was up 13% from 2012 to $392 million. Beginning in the third quarter, refinancing applications decreased due to an industry-wide slowdown as mortgage rates rose particularly affecting refinances. Mortgages sold into the secondary market during the year decreased 1.4% compared to 2012, as management retained 67.1% of mortgage production in 2013 compared to 62.2% in 2012.

Net losses on other real estate owned and other assets improved $0.2 million for the year compared to 2012 due to improved pricing for liquidated property.

TABLE 5. NON-INTEREST EXPENSE

	For the Years Ended December 31,		$ Change	% Change
(dollars in thousands)	2013	2012
Salaries and wages	$65,431	$58,913	$6,518	11.1
Employee benefits	23,255	21,462	1,793	8.4
Net occupancy	11,809	10,905	904	8.3
Equipment	10,669	9,221	1,448	15.7
Marketing	5,174	4,235	939	22.2
FDIC insurance	3,725	3,899	(174)	(4.5)
Amortization of intangible assets	2,288	2,150	138	6.4
Restructuring and merger-related expense	1,310	3,888	(2,578)	(66.3)
Miscellaneous, franchise, and other taxes	5,887	5,629	258	4.6
Consulting, regulatory, accounting and advisory fees	4,445	3,971	474	11.9
ATM and interchange expenses	4,310	3,748	562	15.0
Postage	3,317	3,071	246	8.0
Communications	2,717	2,536	181	7.1
Supplies	2,675	2,460	215	8.7
Legal fees	2,549	2,517	32	1.3
Other real estate owned and foreclosure expenses	1,753	2,082	(329)	(15.8)
Other	9,684	9,433	251	2.7

Total non-interest expense	$160,998	$150,120	$10,878	7.2

Non-interest expense in 2013 increased $10.9 million or 7.2% compared to 2012 partially due to recurring expenses related to operating 13 additional branches acquired in the Fidelity acquisition. Substantially all of the back office and other administrative savings targeted to be obtained from the merger were accomplished by year-end.

Salaries and wages increased 11.1% for 2013 due to routine annual adjustments to compensation, increased FTEs primarily in the Pittsburgh market partially offset by the integration efficiencies, increased commissions on higher loan originations and brokerage revenue and higher incentive compensation. Employee benefit expenses increased 8.4% for the year primarily from increased pension expense and employer taxes.

Net occupancy and equipment increased $2.4 million or 11.7% due to increased depreciation and other maintenance costs resulting from the Fidelity acquisition, which added approximately $9.1 million in depreciable assets at fair value. Significant upgrades to our data processing and communications infrastructure, including a new mainframe computer, new disaster recovery site, new mobile banking capabilities and other internal infrastructure, including enhanced customer relationship software, were also completed during the year. In addition, new teller cash recycling machines were introduced into our branches, which have improved the speed of customer service, improved cash controls and reduced FTEs.

Marketing expenses of $5.2 million increased 22.2% over the prior year primarily due to the addition of the Pittsburgh metropolitan market. Marketing expenses in 2013 also included multiple marketing campaigns targeting non-interest bearing checking accounts and debit card usage as compared to lower campaign expense in 2012.

Restructuring and merger-related expenses of $1.3 million in 2013 include $0.3 million related to systems conversion, $0.4 million in employee severance, $0.2 million in accounting and valuation expenses and $0.4 million of various other merger-related expenses, as compared to $3.9 million in 2012.

ATM and interchange expenses, which include debit card processing fees, increased $0.6 million or 15.0% in 2013 compared to 2012, due to a higher volume of debit card transactions during the period as demand deposit accounts grew 6.6% in the last twelve months, primarily from the Bank’s own marketing initiatives and higher average deposits over the prior year due to the acquisition.

Consulting, regulatory, accounting and advisory expenses increased $0.5 million or 11.9% in 2013 compared to 2012 primarily due to larger operations in 2013 as a result of the acquisition.

Other real estate owned and foreclosure expenses decreased $0.3 million in 2013 compared to 2012 due to lower foreclosure and liquidation activity in the current year. Other real estate owned and repossessed assets were $4.9 million at December 31, 2013, down $1.1 million from December 31, 2012.

INCOME TAXES

The provision for federal and state income taxes increased to $20.8 million in 2013 compared to $13.6 million in 2012. The increase in income tax expense was due to a $21.6 million increase in pre-tax income, which caused a higher effective tax rate of 24.5% compared to 21.5% for 2012. The increase in the effective tax rate was also affected by a higher percentage of taxable vs. tax-exempt income as pre-tax income grew.

FINANCIAL CONDITION

Total assets increased 1.1% in 2013, while total deposits and shareholders’ equity increased 2.4% and 4.5%, respectively, compared to December 31, 2012. Total borrowings decreased 19.5% in 2013. The increase in total assets was primarily the result of a $207.2 million or 5.6% increase in the loan portfolio. Loan growth was achieved through a 31.5% year-over-year increase in loan originations as a result of a larger market area from the 2012 Fidelity acquisition, more lending resources and continued development and expansion of the loan origination process. Loan growth was funded primarily by growth in deposits and maturing securities. The increase in deposits resulted from an 11.2% increase in money market deposits and a 6.6% increase in both demand deposits and savings deposits, which more than offset the 8.4% decrease in certificates of deposit due to lower rate offerings on maturities. The increases in deposits were attributable to marketing campaigns, continued efforts to obtain more account relationships and customers’ preferences for short-term maturities, coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. The liquidity provided by the increase in deposits was partially utilized to pay down higher cost FHLB advances by $71.7 million and junior subordinated debt by $7.7 million in 2013. Total shareholders’ equity increased by $32.4 million primarily due to net income exceeding dividends by $41.1 million for the year, which was partially offset by a $6.4 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income resulted from unrealized losses in the available-for-sale securities portfolio, which was partially offset by unrealized gains in the defined benefit pension plan. The tangible equity to tangible assets ratio (non-GAAP measure) increased to 7.35% at December 31, 2013 from 6.84% at December 31, 2012, primarily as a result of the increase in shareholders’ equity somewhat offset by an increase in tangible assets. See “Item 6. Selected Financial Data—Non-GAAP Measures” for additional information relating to the calculation of this item.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2013-2012		December 31,
(dollars in thousands)	2013	2012	$ Change	% Change	2011
Available-for-sale (at fair value)
Obligations of government agencies	$73,232	$96,612	$(23,380)	(24.2)	$198,720
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	694,267	732,210	(37,943)	(5.2)	588,092
Obligations of states and political subdivisions	116,346	148,635	(32,289)	(21.7)	180,433
Corporate debt securities	38,481	32,685	5,796	17.7	44,066

Total debt securities	922,326	1,010,142	(87,816)	(8.7)	1,011,311
Equity securities	12,060	11,102	958	8.6	5,029

Total available-for-sale securities	$934,386	$1,021,244	$(86,858)	(8.5)	$1,016,340

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	99,409	152,872	(53,463)	(35.0)	247,938
Other residential collateralized mortgage obligations	—	353	(353)	(100.0)	783
Obligations of states and political subdivisions	496,396	449,284	47,112	10.5	342,752
Corporate debt securities	2,715	—	2,715	100.0	1,452

Total held-to-maturity securities	598,520	602,509	(3,989)	(0.7)	592,925

Total securities	$1,532,906	$1,623,753	$(90,847)	(5.6)	$1,609,265

Available-for-sale securities:
Weighted average yield at the respective year end (2)	2.36%	2.36%			2.86%
As a % of total securities	61.0%	62.9%			63.2%
Weighted average life (in years)	4.2	3.2			2.8

Held-to-maturity securities:
Weighted average yield at the respective year end (2)	4.65%	4.52%			4.62%
As a % of total securities	39.0%	37.1%			36.8%
Weighted average life (in years)	6.7	5.2			5.3

Total securities:
Weighted average yield at the respective year end (2)	3.26%	3.16%			3.51%
As a % of total securities	100.0%	100.0%			100.0%
Weighted average life (in years)	5.8	3.9			3.7

(1)	At December 31, 2013, 2012 and 2011, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, decreased $90.8 million or 5.6% from December 31, 2012 to December 31, 2013. The overall securities decrease for the year occurred in the residential mortgage-backed and obligations of government agencies categories, partially offset by increases in corporate securities and held-to-maturity municipal obligations. WesBanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does WesBanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

The investment portfolio’s tax-equivalent yield at year end, including both the held-to-maturity and available-for-sale portfolios, increased from 3.16% at December 31, 2012, to 3.26% at December 31, 2013. The increase in the portfolio yield is directly attributable to increased purchases of held-to-maturity tax-exempt municipal obligations, which due to their tax-exempt status generally have a higher tax-equivalent yield than other categories of fixed income investments, and higher yields on new purchases after a mid-year increase in interest rates. Total cash flows from the portfolio of $54.4 million in 2013, decreased $149.9 million from 2012 primarily due to security sales. Significant sales occurred in December 2012 due to the sale of approximately $128.8 million or 58% of Fidelity’s acquired investment portfolio as part of a portfolio restructuring. Cash flows from the portfolio due to calls, maturities and prepayments decreased in 2013 by 36.4% to $327.5 million, from $514.9 million for 2012. Reduced prepayment speeds on mortgage-backed securities later in 2013, coupled with reduced calls on other government agencies from 2012 to 2013 due to the lower size of that portion of the portfolio contributed to the overall decrease in cash flows from calls, maturities and prepayments.

Total gross unrealized securities losses increased by $32.4 million, from $1.5 million at December 31, 2012 to $33.9 million at December 31, 2013. WesBanco had $769.4 million in investment securities in an unrealized loss position for less than twelve months at December 31, 2013, which increased from the $134.7 million for the same category at December 31, 2012. This increase was due to the rise in intermediate and long-term market interest rates in 2013. In addition, at December 31, 2013, WesBanco had $92.7 million in investment securities in an unrealized loss position for more than twelve months, which was an increase from the $20.8 million for the same category at December 31, 2012. WesBanco believes that all of the unrealized securities losses at December 31, 2013 were temporary impairment losses. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for additional information.

Net unrealized pre-tax losses on available-for-sale securities were $9.7 million at December 31, 2013, compared to net unrealized pre-tax gains of $20.7 million at December 31, 2012. These net unrealized pre-tax losses and gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $2.2 million at December 31, 2013, compared to net unrealized pre-tax gains of $36.8 million at December 31, 2012. The unrealized losses related to the held-to-maturity portfolio are for similar reasons as those securities in the available-for-sale category.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the amortized cost and tax-equivalent yields of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2013. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2013
	One Year or less		One to Five Years		Five to Ten Years		Over Ten Years		Mortgage- backed and equity		Total
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale
Obligations of government agencies	$—	—	$24,352	0.87%	$36,966	1.82%	$13,846	1.97%	$—	—	$75,164	1.54%
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	—	—	—	—	—	—	—	—	707,000	1.93%	707,000	1.93%
Obligations of states and political subdivisions (3)	5,075	5.91%	41,520	6.40%	21,054	5.54%	44,887	5.02%	—	—	112,536	5.67%
Corporate debt securities	6,051	1.11%	12,043	1.61%	15,699	1.26%	4,984	3.60%	—	—	38,777	1.65%
Equity securities (4)	—	—	—	—	—	—	—	—	10,597	4.01%	10,597	4.01%

Total available-for-sale securities	$11,126	3.30%	$77,915	3.93%	$73,719	2.77%	$63,717	4.24%	$717,597	1.96%	$944,074	2.36%

Held-to-maturity (2)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	$—	—	$—	—	$—	—	$—	—	$99,409	3.25%	$99,409	3.25%
Obligations of states and political subdivisions (3)	2,285	6.19%	8,798	3.55%	134,123	4.76%	351,190	4.98%	—	—	496,396	4.90%
Corporate debt securities	—	—	—	—	2,715	2.90%	—	—	—	—	2,715	2.90%

Total held-to-maturity securities	$2,285	6.19%	$8,798	3.55%	$136,838	4.72%	$351,190	4.98%	$99,409	3.25%	$598,520	4.65%

Total securities	$13,411	3.79%	$86,713	3.89%	$210,557	4.04%	$414,907	4.86%	$817,006	2.12%	$1,542,594	3.26%

(1)	Yields are determined based on the lower of the yield-to-call or yield-to-maturity.
(2)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Projected prepayments based on current speeds within one year, between one and five years, between five and ten years and over ten years are expected to be approximately $173.3 million, $287.1 million, $260.1 million and $85.9 million, respectively.
(3)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.
(4)	Equity securities, which have no stated maturity, are not assigned a maturity category.

Cost-method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $11.6 million and $21.3 million at December 31, 2013 and December 31, 2012, respectively, and are included in other assets in the Consolidated Balance Sheets.

WesBanco’s municipal portfolio comprises 40.0% of the overall securities portfolio as of December 31, 2013 as compared to 36.8% as of December 31, 2012, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$45,898	7.5	$55,225	8.8
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	429,250	70.5	470,259	74.8
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	118,126	19.4	77,071	12.3
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	9,013	1.5	14,005	2.2
Not rated by either agency	6,707	1.1	11,774	1.9

Total municipal bond portfolio	$608,994	100.0	$628,334	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of December 31, 2013 and 2012, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$428,705	70.4	$456,405	72.6
Revenue	180,289	29.6	171,929	27.4

Total municipal bond portfolio	$608,994	100.0	$628,334	100.0

Municipal bond issuer:
State Issued	$51,389	8.4	$43,268	6.9
Local Issued	557,605	91.6	585,066	93.1

Total municipal bond portfolio	$608,994	100.0	$628,334	100.0

The amortized cost of the municipal bond portfolio at December 31, 2013 and December 31, 2012 was $608.9 million and $588.8 million, respectively.

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2013:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2013
(dollars in thousands)	Fair Value	% of Total
Pennsylvania	$170,511	28.0
Ohio	82,447	13.5
Texas	60,594	9.9
Illinois	35,211	5.8
Michigan	26,760	4.4
All other states	233,471	38.4

Total municipal bond portfolio	$608,994	100.0

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 14, “Fair Value Measurements” in the Consolidated Financial Statements.

LOANS AND LOAN COMMITMENTS

Loans represent WesBanco’s largest balance sheet asset classification and the largest source of interest income. Commercial loans include commercial real estate (“CRE”), which is further differentiated between land and construction, and improved property loans; as well as C&I loans that are not secured by real estate. Retail loans include residential real estate, home equity lines of credit, and loans for other consumer purposes.

Loan commitments, which are not reported on the balance sheet, represent available balances on commercial and consumer lines of credit, deposit account overdraft protection limits, letters of credit, certain loan guarantee contracts, and approved commitments to extend credit. Approved commitments are included net of any WesBanco loan balances that are to be refinanced by the new commitment. However, typically not all approved commitments will ultimately be funded.

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
LOANS
Commercial real estate:
Land and construction	$263,117	6.7	$193,004	5.2	$175,867	5.4	$154,841	4.7	$254,637	7.3
Improved property	1,649,802	42.3	1,665,341	44.9	1,509,698	46.5	1,602,408	48.6	1,525,584	43.8

Total commercial real estate	1,912,919	49.0	1,858,345	50.1	1,685,565	51.9	1,757,249	53.3	1,780,221	51.1
Commercial and industrial	556,249	14.3	478,025	12.9	426,315	13.1	412,726	12.5	451,688	13.0

Total commercial loans	2,469,168	63.3	2,336,370	63.0	2,111,880	65.0	2,169,975	65.8	2,231,909	64.1

Residential real estate:
Land and construction	27,559	0.7	11,805	0.3	9,654	0.3	7,714	0.2	8,787	0.3
Other mortgages	863,245	22.1	781,897	21.0	611,729	18.9	600,979	18.2	699,610	20.1
Home equity lines of credit	284,687	7.3	277,226	7.5	251,785	7.8	249,423	7.6	239,784	6.9

Total residential real estate	1,175,491	30.1	1,070,928	28.8	873,168	27.0	858,116	26.0	948,181	27.3
Consumer	250,258	6.4	280,464	7.6	254,320	7.8	260,585	7.9	290,856	8.3

Total retail loans	1,425,749	36.5	1,351,392	36.4	1,127,488	34.8	1,118,701	33.9	1,239,037	35.6

Total portfolio loans	3,894,917	99.8	3,687,762	99.4	3,239,368	99.8	3,288,676	99.7	3,470,946	99.7
Loans held for sale	5,855	0.2	21,903	0.6	6,084	0.2	10,800	0.3	9,441	0.3

Total loans	$3,900,772	100.0	$3,709,665	100.0	$3,245,452	100.0	$3,299,476	100.0	$3,480,387	100.0

LOAN COMMITMENTS
Commercial real estate:
Land and construction	$305,600	26.4	$188,764	17.0	$122,946	14.5	$61,014	8.8	$77,169	10.3
Improved property	60,387	5.2	113,164	10.2	102,677	12.1	72,907	10.5	109,900	14.7

Total commercial real estate	365,987	31.6	301,928	27.2	225,623	26.6	133,921	19.3	187,069	25.0
Commercial and industrial	383,327	33.0	408,322	36.8	297,203	35.1	252,522	36.5	255,469	34.1

Total commercial commitments	749,314	64.6	710,250	64.0	522,826	61.7	386,443	55.8	442,538	59.1

Residential real estate:
Land and construction	15,661	1.4	5,817	0.6	4,299	0.5	3,109	0.5	1,239	0.2
Other mortgages	5,461	0.5	10,226	0.9	6,773	0.8	3,631	0.5	1,776	0.2
Home equity lines of credit	268,302	23.1	256,324	23.1	209,769	24.8	200,310	28.9	195,943	26.1

Total residential real estate	289,424	25.0	272,367	24.6	220,841	26.1	207,050	29.9	198,958	26.5
Consumer	23,256	2.0	26,283	2.4	15,358	1.8	14,894	2.2	21,222	2.8

Total retail commitments	312,680	27.0	298,650	27.0	236,199	27.9	221,944	32.1	220,180	29.3

Total portfolio commitments	1,061,994	91.6	1,008,900	91.0	759,025	89.6	608,387	87.9	662,718	88.4
Deposit overdraft limits	96,291	8.3	93,654	8.5	85,981	10.1	81,142	11.7	81,125	10.8
Commitments held for sale	1,733	0.1	5,902	0.5	2,415	0.3	2,945	0.4	5,882	0.8

Total loan commitments	$1,160,018	100.0	$1,108,456	100.0	$847,421	100.0	$692,474	100.0	$749,725	100.0

Letters of credit included above	$20,447	1.8	$20,078	1.8	$37,719	4.4	$35,794	5.2	$34,488	4.6

Total portfolio loans increased $207 million or 5.6% from December 31, 2012 to December 31, 2013, primarily due to growth in CRE land and construction, C&I and residential real estate loans. Loan growth was achieved as a result of improved economic conditions that contributed to increased lending activity in all markets, additional lending personnel and business development efforts that led to new commercial customer relationships, new opportunities created by the Fidelity acquisition and expanded presence in the Pittsburgh market, and increased business activity in the markets impacted by Marcellus and Utica shale gas drilling activity. New loan originations in excess of $1.6 billion in 2013 for all types of loans represent a 31.5% increase over 2012 originations.

CRE land and construction loans increased $70 million or 36.3% driven primarily by new multi-family apartment and hotel projects. Apartment construction was centered in the central Ohio market, fueled by strong demand for new units as well as repurposed older properties in highly desirable parts of Columbus. Hotel construction was driven by increased demand in the markets with shale gas drilling activity. Although originations of CRE improved property loans was strong in 2013, this category decreased $15 million or 0.9% primarily due to unscheduled payoffs from borrowers who sold properties, loans that were refinanced in the secondary market, and to a lesser extent the disposition of non-performing loans during the year. C&I loans increased $78 million or 16.4% as a result of new lending relationships and overall improvement in the economy. However, C&I growth was tempered by a $20 million decrease in the aggregate balances of mortgage warehousing lines of credit due to lower mortgage origination volume.

Residential real estate loans increased $97 million or 12.2% as the Bank retained more loans for the portfolio than it sold in the secondary market. Approximately 55% of residential real estate loan originations in 2013 financed the purchase or construction of a residence with refinancing representing the remaining 45% of total originations compared to 2012 when nearly 60% of new loans were the result of refinancing activity. Home equity lines of credit increased $7 million or 2.7% while consumer loans decreased $30 million or 10.8% due to more rigid underwriting standards to improve the quality of consumer loans, lower demand and adjustments to product offerings.

Total loan commitments increased $52 million or 4.7% from December 31, 2012 to December 31, 2013. CRE land and construction commitments increased $117 million or 61.9% as only 40% of apartment construction loans and 60% of hotel construction loans were advanced through December 31, 2013. The remaining available balance of these loans will be advanced over the next twelve to eighteen months as these projects progress toward completion. However, the increase in CRE land and construction commitments was offset by a $107 million aggregate decrease in approved commitments to extend CRE improved property and C&I credit from December 31, 2012 to December 31, 2013.

Geographic Distribution—WesBanco primarily extends credit within the market areas where the Bank has branch offices. The geographic distribution of the loan portfolio excluding deposit overdraft limits and loans held for sale is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2013
	Upper Ohio Valley MSAs	Morgantown, WV MSA	Parkersburg, WV- Marietta, OH MSA	Other WV Locations	Pittsburgh MSA and Western Pennsylvania	Columbus, OH MSA	Western Ohio MSAs	Other Ohio Locations	Adjacent States and Outside of Market	Total
Commercial real estate:
Land and construction	9%	4%	7%	5%	18%	40%	10%	4%	3%	100%
Improved property	12	6	6	9	16	18	17	14	2	100
Commercial and industrial	36	6	6	13	17	8	4	7	3	100
Residential real estate	17	6	4	16	15	9	15	15	3	100
Home equity lines of credit	25	7	7	15	11	5	15	15	0	100
Consumer	25	4	5	19	21	3	4	14	5	100

Total loans	17%	6%	6%	12%	16%	13%	14%	13%	3%	100%

The Upper Ohio Valley Metropolitan Statistical Areas (“MSAs” or “MSA”) include the Wheeling, West Virginia and Weirton, West Virginia-Steubenville, Ohio MSAs. Other West Virginia locations include the Fairmont-Clarksburg and Charleston MSAs as well as communities that are not located within an MSA primarily in the northern, central and eastern parts of the state. The Western Ohio MSAs include the Dayton-Springfield and the Cincinnati-Middletown MSAs. Other Ohio locations include communities in Ohio that are not located within an MSA, the majority of which are located in southeastern Ohio. Adjacent states include Indiana, Kentucky and Maryland that are within close proximity to the Bank’s markets. Loans outside of market are generally only made to established customers that have other business relationships with the Bank in its markets. Loans outside of the Bank’s markets represented less than 2% of total loans at December 31, 2013 and 2012 consisting primarily of residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers, automobile loans to family members of local customers, and recreational vehicle loans originated through broker-dealers from 2004 through 2009. There were no material changes in the geographic distribution of loans from December 31, 2012 to December 31, 2013.

CREDIT RISK

The risk that borrowers will be unable or unwilling to repay their obligations is inherent in all lending activities. Repayment risk can be impacted by external events such as adverse economic conditions, social and political influences that impact entire industries or major employers, individual loss of employment or other personal calamities, and changes in interest rates. This inherent risk may be further exacerbated by the terms and structure of each loan as well as potential concentrations of risk. The primary goal of managing credit risk is to minimize the impact of all of these factors on the quality of the loan portfolio.

Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio. Credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation focuses on the sufficiency and sustainability of the primary source of repayment, the adequacy of collateral, if any, as a secondary source of repayment, and other factors unique to each type of loan that may increase or mitigate their risk. Monitoring and administration of the portfolio varies by type and size of loan.

Credit risk is also managed by closely monitoring delinquency levels and trends, and initiating collection efforts at the earliest stage of delinquency. The Bank also monitors general economic conditions, including employment, housing activity and real estate values in its market. Underwriting standards are modified when appropriate based on market conditions, the performance of one or more loan categories, and other external factors. An independent loan review function also performs periodic reviews of the portfolio to assess the adequacy and effectiveness of the Bank’s underwriting, loan documentation and portfolio administration processes.

Each category of loans contain distinct elements of risk that impact the manner in which those loans are underwritten, structured, documented, administered and monitored. Customary terms and underwriting practices, together with specific risks associated with each category of loans and the Bank’s processes for managing those risks are discussed in the remainder of this section.

Commercial Loans—The commercial portfolio consists of loans to a wide range of business enterprises. The average commercial loan approximates $361,000 at December 31, 2013 compared to $317,000 at December 31, 2012. However, many commercial loans are for larger amounts and often involve multiple loans to one borrower or a group of related borrowers, therefore the potential for loss on any single transaction can be significantly greater for commercial loans than for retail loans.

Commercial loans are monitored for potential concentrations of loans to one borrower or group of related borrowers. The ten largest commercial relationships approximate $470 million at December 31, 2013 compared to $370 million at December 31, 2012. This increase is the result of the Bank expanding relationships with several of the largest and most credit-worthy customers during the year. The single largest relationship exposure approximates $75 million at December 31, 2013 compared to $53 million at December 31, 2012. These large relationships generally consist of more than one loan to a borrower or their related entities. The largest CRE loan exposure by property type and industry are set forth in tables 14 and 16. The Bank’s legal lending limit at December 31, 2013 to a single borrower was $82.4 million.

C&I risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets; and by requiring collateral where appropriate.

Commercial loans, including renewals and extensions of maturity, are approved within a framework of individual lending authorities based on the total credit exposure of the borrower. Loans with credit exposure up to $500,000 are approved by underwriters that are not responsible for loan origination. Loans with credit exposure greater than $500,000 minimally require the approval of a senior commercial banking officer, and credit exposures greater than $1.5 million require approval of a credit officer that is not responsible for loan origination. Credit exposures greater than $10 million require approval of a credit committee comprised of executive management, directors, or other qualified persons that do not have individual lending authority. Underwriters and credit officers do not receive incentive compensation based on loan origination volume. Senior commercial banking officers receive incentive compensation based on multiple factors that include loan production, outstanding loan balances and credit quality.

CRE land and construction consists of loans to finance land for development, investment, use in a commercial business enterprise, agricultural or minerals extraction; construction of residential dwellings for resale, multi-family apartments and other commercial buildings that may be owner-occupied or income generating investments for the owner. Construction loans are generally made only when the Bank also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. However, even if the Bank has a takeout commitment, construction loans are underwritten as if the Bank will retain the loan upon completion of construction.

CRE improved property loans consist of loans to purchase or refinance owner-occupied and investment properties. Owner-occupied CRE consists of loans to borrowers in a diverse range of industries for all property types. Investment properties include multi-family apartment buildings, 1-to-4 family rental units, and other facilities that are rented or leased to unrelated parties of the owner.

C&I loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes; term loans to finance fixed assets other than real estate, and letters of credit to support trade, insurance or governmental requirements for a variety of businesses. Most C&I borrowers are privately-held companies with annual sales up to $50 million.

CRE land and construction loans require payment of interest only during the construction period, with initial terms ranging from six months to up to three years for larger, multiple-phase projects such as residential housing developments and large scale commercial projects. Interest rates are often fully floating based on an appropriate index but may also be structured in the same manner as the interest rate that will apply to the permanent loan upon completion of construction. Interest during the construction period is typically included in total project costs and therefore is often funded by loan advances. Advances are monitored by the Bank to ensure that the project is at the appropriate stage of completion with each advance and that interest reserves are not exhausted prior to completion of the project. In the event a project is not completed within the initial term, the loan is underwritten at maturity but interest beyond the initial term must be paid by the borrower and in some instances an additional interest reserve is required as a condition of extending the maturity. Upon completion of construction, the loan is converted to permanent financing and reclassified to CRE improved property.

CRE improved property loans generally require monthly principal and interest payments based on amortization periods ranging from ten to twenty-five years depending on the type, age and condition of the property. Loans with amortization periods exceeding twenty years typically also have a maturity date or call option of ten years or less. Interest rates are generally adjustable ranging from one to five years based on an appropriate index of comparable duration.

C&I term loans secured by equipment and other types of collateral generally require monthly principal and interest payments based on amortization periods up to ten years depending on the estimated useful life of the collateral with interest rates that may be fixed for the term of the loan or adjustable ranging from one to seven years based on an appropriate index.

Lines and letters of credit are categorized as CRE or C&I depending on the collateral. Lines of credit typically require payment of interest only with principal due on demand or at maturity. Interest rates on lines of credit are generally fully adjustable based on an appropriate short-term index. Letters of credit typically require a periodic fee with principal and interest due on demand in the event the beneficiary of the letter requests an advance on the commitment. Lines and letters of credit are generally renewable or may be cancelled annually by the Bank but may also be committed for up to three years when appropriate. Letters of credit may also require the Bank to notify the beneficiary within a specified time in the event the Bank does not intend to renew or extend the commitment.

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2013
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial real estate:
Land and construction	$8,715	$45,752	$4,404	$58,871	$40,995	$73,939	$89,312	$204,246
Improved property	36,595	196,099	98,674	331,368	68,752	161,352	1,088,330	1,318,434
Commercial and industrial	30,817	85,724	38,270	154,811	203,595	74,000	123,843	401,438

Total commercial loans	$76,127	$327,575	$141,348	$545,050	$313,342	$309,291	$1,301,485	$1,924,118

The primary factors that are considered in underwriting CRE land and construction loans are the overall viability of each project, the experience and financial capacity of the developer or builder to successfully complete the project, market absorption rates and property values. These loans also have the unique risk that the developer or builder may not complete the project, or not complete it on time or within budget. Risk is generally mitigated by extending credit to developers and builders with established reputations who operate in the Bank’s markets and have the necessary resources to absorb unanticipated increases in the cost of a project or longer than anticipated absorption, periodically inspecting construction in progress, and disbursing the loan at specified stages of completion. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects. Speculative land and construction projects are inherently riskier; therefore, the Bank may require a specified percentage of pre-sales for land and residential development projects or pre-lease commitments for investment property before construction can begin.

The primary factors that are considered in underwriting investment real estate are the net rental income generated by the property, the composition of the tenants occupying the property, and the terms of leases all of which may vary depending on the specific type of property. Other factors that are considered include the overall financial capacity of the investors and their experience owning and managing investment property.

Repayment of owner-occupied loans must come from the cash flow generated by the occupant’s commercial business. Therefore, the primary factors that are considered in underwriting owner-occupied real estate and C&I loans are the historical and projected earnings, cash flow, capital resources, liquidity and leverage of the business. Other factors that are considered for their potential impact on repayment capacity include the borrower’s industry, competitive advantages and disadvantages, demand for the business’s products and services, business model viability, quality, experience and depth of management, and external influences that may impact the business such as general economic conditions and social or political changes.

The type, age, condition and location of real estate as well as any environmental risks associated with the property are considered for both owner-occupied and investment CRE. Environmental risk is mitigated by requiring assessments performed by qualified inspectors whenever the current or previous uses of the property or any adjacent properties are likely to have resulted in contamination of the property financed. Risk is further mitigated by requiring borrowers to have adequate down payments or cash equity, thereby limiting the loan amount in relation to the lower of the cost or the market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value. Market values are determined by obtaining current appraisals or evaluations, whichever is appropriate or required by banking regulations prior to the loan being made. New appraisals or evaluations may be obtained to more accurately assess current market value when the initial term of a loan is being extended, market conditions indicate that the property value may have declined, and/or the primary source of repayment is no longer adequate to repay the loan under its original terms.

CRE loan-to-value ratios are generally limited to the maximum percentages prescribed by the Bank’s credit policy or banking regulations which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed loan-to-value ratios to 30% of Bank total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $142 million or 26% of Bank total risk-based capital at December 31, 2013 compared to $126 million or 24% at December 31, 2012. Regardless of Bank policy or regulatory guidelines, lower loan-to-value ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market value such as single or special use property that cannot be easily converted to other uses or may have limited marketability. Conversely, higher loan-to-value ratios may be acceptable when other factors adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Loans secured by bank deposit accounts and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are therefore monitored regularly to ensure they remain appropriately margined. The total of C&I exposure secured by bank deposit accounts and marketable securities approximate $160 million at December 31, 2013 compared to $143 million at December 31, 2012. Conversely, unsecured C&I loans, which represent the highest risk, approximated $100 million at December 31, 2013 compared to $63 million at December 31, 2012. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flow. The single largest unsecured exposure is $20 million extended to a publicly-traded company in the finance and insurance industry. Collateral other than real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by the Bank. Approximately $96 million or 10.2% of C&I exposure is secured by accounts receivable and inventory. Another $75 million or 7.9% of C&I exposure is secured by equipment or motorized vehicles. The remainder of the C&I portfolio is secured by multiple types of collateral, which at times includes real estate that is taken as collateral for reasons other than its value.

Most commercial loans are originated directly by the Bank except for participations in commercial loans originated by other lending institutions. Commercial participations include Shared National Credits, which are defined as loans in excess of $20 million that are financed by three or more lending institutions. WesBanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by WesBanco, but additional risk may arise from the Bank’s limited ability to control the actions of the lead, agent or servicing institution for commercial participations. Total purchased loan participations represented $177 million or 3.5% of total commercial loans at December 31, 2013 compared to $146 million or 3.0% at December 31, 2012. Included in this total is Shared National Credits of $27 million at December 31, 2013 and $42 million at December 31, 2012.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, and investment CRE dependence on common tenants. Total credit exposure by real estate property type and industry sectors are summarized in Tables 14 and 16.

TABLE 14. CRE EXPOSURE BY PROPERTY TYPE

	December 31, 2013
	CRE Land and Construction		CRE Improved Investment		CRE Improved Owner Occupied
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Land	$64,619	$9,902	$—	$—	$—	$—	$74,521	$3,555	13.6
1-to-4 family	13,883	13,255	123,081	4,369	—	—	154,588	3,500	28.1
Multi-family	92,653	140,147	256,024	9,023	—	—	497,847	30,150	90.6
Retail	24,078	3,210	211,259	5,802	52,141	2,294	298,784	15,274	54.4
Office	5,628	5,150	137,609	4,053	71,995	985	225,420	10,172	41.0
Industrial	132	18	39,621	1,458	62,980	3,202	107,411	6,394	19.5
Lodging	27,331	46,115	143,798	347	—	—	217,591	13,881	39.6
Senior living	3,996	6,884	48,348	1,091	37,857	3,326	101,502	21,349	18.5
Self storage	762	2,714	27,765	1,981	—	—	33,222	5,100	6.0
Eating place	205	2,000	9,590	—	34,663	390	46,848	3,929	8.5
Gas station	—	—	2,943	—	42,052	—	44,995	6,001	8.2
Recreational	84	416	3,232	—	13,842	213	17,787	5,779	3.2
House of worship	2,832	305	—	—	19,652	641	23,430	2,500	4.3
Other special use	5,270	6,352	39,391	3,357	90,390	2,666	147,426	10,654	26.8
Mixed use	21,381	26,542	74,611	7,637	49,868	2,399	182,438	14,160	33.2
Unclassified	263	42,590	28,183	2,570	28,907	2,583	105,096	4,082	19.1

Total	$263,117	$305,600	$1,145,455	$41,688	$504,347	$18,699	$2,278,906	$30,150	414.7

(1)	Largest loan represents the largest contractual obligation of WesBanco, which may not be fully funded.
(2)	Bank total risk-based capital.

CRE land and construction exposure increased from $382 million at December 31, 2012 to $569 million at December 31, 2013, driven primarily by multi-family apartment and hotel construction lending. CRE land and construction loan commitments include approximately $129 million for projects approved late in the year for which construction had not begun as of December 31, 2013. Most of these commitments are expected to be funded in the years 2014 and 2015.

Multi-family apartments represent the single largest category of CRE. Including construction loans, multi-family apartment exposure increased 31.4% from $379 million at December 31, 2012 to $498 at December 31, 2013. Most of the growth in multi-family exposure has been in the Central Ohio market which increased from $142 million or 37% of the total at December 31, 2012 to $247 million or 50% of the total at December 31, 2013. While multi-family exposure has increased significantly in the past year, many of the new construction projects are expected to be refinanced in the secondary market upon stabilization over the next twenty-four months. During 2013, the Bank experienced approximately $59 million of early payoffs of multi-family loans as a result of borrowers selling properties to monetize market value appreciation as well as obtain secondary market long-term nonrecourse refinancing. Certain properties were refinanced immediately upon completion and prior to stabilization. These early payoffs enabled the Bank to finance additional multi-family projects, but also contributed to the net decrease in CRE improved property loan totals from 2012 to 2013. Additionally, another $30 million of multi-family loans are expected to pay off early in 2014.

Retail property, which includes shopping centers, single-tenant buildings, and neighborhood retail store fronts represent the second largest category of CRE. Retail property increased minimally from $296 million at December 31, 2012 to $299 at December 31, 2013. There is no known concentration of loans secured by retail investment property occupied by a common tenant or group of tenants in the same industry, and retail property is not concentrated in any single market.

Lodging experienced the second highest rate of growth of all CRE property types, increasing 36.3% from $160 million at December 31, 2012 to $218 million at December 31, 2013. The majority of the increase occurred in several of the Bank’s markets with Marcellus and Utica shale gas drilling activity. More than 75% of the lodging portfolio consists of facilities operated under four high-quality hotel franchises by borrowers who are experienced in the lodging industry.

In addition to the methods in which the Bank monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of Bank total risk-based capital. The first tier measures loans for land, land development, residential construction and commercial construction. The second tier measures loans included in the first threshold plus multi-family apartments and other commercial investment property. Table 15 summarizes the Bank’s CRE exposure according to the regulatory concentration guidelines.

TABLE 15. CRE RELATIONSHIP TO BANK TOTAL RISK-BASED CAPITAL

	December 31, 2013			December 31, 2012
(dollars in thousands)	Total Exposure	% of Bank Total Risk- Based Capital	Regulatory Guideline	Total Exposure	% of Bank Total Risk- Based Capital	Regulatory Guideline
Land and construction	$568,717	103.5	100.0%	$381,768	72.7	100.0%
Multi-family and commercial investment property	1,059,693	192.8		1,024,631	195.1

Total CRE regulatory concentration loans	1,628,410	296.3	300.0%	1,406,399	267.8	300.0%
Owner occupied and 1-to-4 family rental property	650,496	118.4		753,874	143.6

Total CRE	$2,278,906	414.7	N/A	$2,160,273	411.4	N/A

The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. All CRE exposure, including owner-occupied and 1-to-4 family rental property that is excluded from the 300% of Bank total risk-based capital, increased $388 million or 20.5% for the thirty-six month period ended December 31, 2013. Organic growth accounts for $82 million or 4.7% of the increase during this period, with the remainder consisting of CRE exposure acquired from Fidelity.

CRE land and construction increased $187 million or 49.0% from December 31, 2012 to December 31, 2013. However, approximately $76 million of the total exposure at December 31, 2013 consists of projects for which construction was complete and the loans were fully advanced and not yet converted to permanent financing, or the final advance was in process of funding. If these loans are excluded from the total, CRE land and construction loans would approximate 90% of Bank total risk-based capital. Also included in CRE land and construction at December 31, 2013 are commitments approximating $10 million for apartment projects that are being completed in phases with completed phases being rented and not dependent on the completion of the remainder of the project.

TABLE 16. C&I AND OWNER-OCCUPIED CRE EXPOSURE BY INDUSTRY

	December 31, 2013
	C&I		Occupied Property
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Agriculture and farming	$4,788	$2,277	$1,036	$179	$8,280	$2,500	1.5
Energy—oil and gas	21,886	4,055	1,078	—	27,019	11,456	4.9
Energy—mining and utilities	5,664	1,281	3,989	—	10,934	3,000	2.0
Construction—general	37,201	28,789	5,704	1,048	72,742	12,000	13.2
Construction—trades	27,176	18,565	15,516	450	61,707	7,500	11.2
Manufacturing—primary metals	9,488	21,372	4,519	—	35,379	9,000	6.4
Manufacturing—other	43,704	34,069	19,568	1,494	98,835	12,421	18.0
Wholesale and distribution	24,844	23,229	19,400	840	68,313	3,000	12.4
Retail—automobile dealers	21,351	8,272	25,652	2,209	57,484	6,750	10.5
Retail—other sales	22,809	16,630	79,074	620	119,133	5,000	21.7
Transportation and warehousing	16,645	7,277	17,830	1,155	42,907	2,000	7.8
Information and communications	2,968	333	2,507	—	5,808	885	1.1
Finance and insurance	43,723	71,220	7,390	533	122,866	15,000	22.4
Equipment leasing	14,440	11,976	3,939	1,523	31,878	5,784	5.8
Services—real estate	27,165	10,238	30,870	2	68,275	3,000	12.4
Services—business and professional	31,980	27,931	20,599	624	81,134	3,500	14.8
Services—personal and other	16,362	22,360	58,086	845	97,653	18,544	17.8
Schools and education services	31,371	1,882	13,323	174	46,750	6,000	8.5
Healthcare—medical practitioners	10,822	6,381	29,709	154	47,066	647	8.6
Healthcare—hospitals and other	50,980	18,071	59,565	3,673	132,289	21,673	24.1
Entertainment and recreation	11,044	3,178	17,011	265	31,498	3,581	5.7
Restaurants and lodging	15,256	1,570	39,471	576	56,873	1,027	10.3
Religious organizations	36,574	11,995	19,746	641	68,956	15,000	12.5
Government	17,413	4,795	6,861	177	29,246	3,000	5.3
Unclassified	10,595	25,581	1,904	1,517	39,597	810	7.2

Total commercial real estate	$556,249	$383,327	$504,347	$18,699	$1,462,622	$21,673	266.2

(1)	Largest loan represents the largest contractual obligation of WesBanco, which may not be fully funded.
(2)	Bank total risk-based capital.

All of the services sectors combined represent the largest industry exposure at 45% of capital; however, these sectors include a variety of service-providing businesses. Combined exposure to the services sectors increased minimally from $243 million at December 31, 2012 to $247 million at December 31, 2013. Approximately $54 million of exposure to death care services is the only service sector category that represents more than 20% of the combined total.

The healthcare sector including medical practitioners represents the second largest industry at 32.7% of capital. However exposure to this sector decreased 17.5% from $217 million at December 31, 2012 to $179 million at December 31, 2013. Virtually all of the decrease was in exposure to general hospitals and senior living facilities.

Retail sales including automobile dealers represent the next largest industry exposure at 32.2% of capital. Total exposure to the retail sector decreased 12.1% from $201 million at December 31, 2012 to $177 million at December 31, 2013. Excluding automobile dealers, gasoline stations and convenience stores represent approximately half of the exposure to the other retail businesses.

The construction and manufacturing sectors both represent 24.4% of capital. Total exposure to the construction sector decreased minimally from $139 million at December 31, 2012 to $134 million at December 31, 2013 while total exposure to the manufacturing sector increased 14.3% from $117 million at December 31, 2012 to $134 million at December 31, 2013. Approximately 55% of the general construction exposure is to commercial contractors with another 24% to heavy construction companies. Metal fabrication, equipment and pottery manufacturing represent nearly 73% of the non-primary metals segment of the manufacturing sector.

The finance and insurance sector is the only other sector that represents more than 20% of capital. Mortgage warehousing lines of credit acquired in the Fidelity acquisition represent $48 million or 39.1% of this sector at December 31, 2013 and $51 million or 43.6% of the total at December 31, 2012. Mortgage warehousing lines of credit are extended to companies that originate residential mortgage loans for sale to third party investors in the secondary market. Advances on these lines are made when the borrowers originate individual mortgage loans and repaid when the loans are sold, with advances being outstanding an average of less than 20 days from the date of each advance. The remainder of this sector consists of loans to other banking institutions, insurance and investment brokerage companies.

Retail Loans—Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and spread over a larger number of individual borrowers. The average residential real estate loan approximates $81,000 at December 31, 2013 compared to $69,000 at December 31, 2012 while the average of all retail loans approximates $37,000 at December 31, 2013 compared to $32,000 at December 31, 2012. The higher average residential real estate loan at December 31, 2013 is attributable to increased market share in the Bank’s metropolitan markets that have higher home values.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes some 1-to-4 family rental properties originated by acquired banks. WesBanco originates residential real estate loans for its portfolio as well as for sale in the secondary market. Portfolio loans also include loans to finance vacant land upon which the owner intends to construct a dwelling at a future date. Except for construction loans that require interest-only during the construction period, portfolio loans require monthly principal and interest payments to amortize the loan within terms up to thirty years. Construction periods range from six to twelve months but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a dwelling. The Bank does not originate interest-only or option-adjustable rate mortgages. Interest rates on portfolio loans may be fixed for up to fifteen years. Adjustable rate loans are based primarily on the Treasury Constant Maturity index and can adjust annually or in increments up to five years.

Home equity lines of credit are secured by first or second liens on a borrower’s primary residence. Home equity lines are generally limited to an amount which when combined with the first mortgage on the property, if any, does not exceed 90% of the market value. Maximum loan-to-value ratios are also tiered based on the amount of the line and the borrower’s credit history. Most home equity lines originated prior to 2005 are available for draws by the borrower for up to fifteen years at which time the outstanding balance is converted to a term loan requiring monthly principal and interest payments sufficient to repay the loan in not more than seven years. Most home equity lines originated since 2005 are available to the borrower for an indefinite period as long as the borrower’s credit characteristics do not materially change, but may be cancelled by the Bank under certain circumstances. Certain lines also give borrowers the option to convert portions of the balance of their line into an installment loan requiring monthly principal and interest payments, with availability to draw on the line restored as the installment portions are repaid.

Consumer loans consist of installment loans originated directly by the Bank and, indirectly through dealers to finance purchases of automobiles, trucks, motorcycles, boats, and other recreational vehicles; home equity installment loans, unsecured home improvement loans, and revolving lines of credit that can be secured or unsecured. The maximum term for installment loans is generally eighty-four months for automobiles, trucks, motorcycles and boats; one hundred eighty months for travel trailers; one hundred twenty months for home equity loans; and sixty months if the loan is unsecured but may be less depending on the age of the collateral. Revolving lines of credit are generally available for an indefinite period of time as long as the borrower’s credit characteristics do not materially change but may be cancelled by the Bank under certain circumstances. Interest rates on installment obligations are generally fixed for the term of the loan and lines of credit are adjustable daily based on the Prime Rate.

TABLE 17. MATURITIES OF RETAIL LOANS AND COMMITMENTS

	December 31, 2013
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Residential real estate	$2,823	$25,629	$673,905	$702,357	$342	$5,668	$182,437	$188,447
Home equity lines of credit	86	1,721	5,712	7,519	213,223	28,948	34,997	277,168
Consumer	12,333	102,178	103,062	217,573	13,266	10,590	8,829	32,685

Total retail loans	$15,242	$129,528	$782,679	$927,449	$226,831	$45,206	$226,263	$498,300

The primary factors that are considered in underwriting retail loans are the borrower’s credit history and their current and reasonably anticipated ability to repay their obligations as measured by their total debt-to-income ratio. Portfolio residential real estate loans are generally underwritten to secondary market lending standards using automated underwriting systems developed for the secondary market that rely on empirical data to evaluate each loan application and assess credit risk. The amount of the borrower’s down payment is an important consideration for residential real estate, as is the borrower’s equity in the property for home equity lines of credit. It is common practice to finance the total amount of the purchase price of motor vehicles and other consumer products plus certain allowable additions for tax, title, service contracts and credit insurance.

Risk is further mitigated by requiring residential real estate borrowers to have adequate down payments or cash equity, thereby limiting the loan amount in relation to the lower of the cost or the market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value. Market values are determined by obtaining current appraisals or evaluations, whichever is appropriate or required by banking regulations prior to the loan being made. New appraisals or evaluations are not obtained unless the borrower requests a modification or refinance of the loan or there is increased dependence on the value of the collateral because the borrower is in default.

The credit characteristics and performance of residential real estate and home equity loans is evaluated in the aggregate by the year in which loans are originated to assess differences in their risk profile by vintage. Approximately 69% of residential real estate loans were originated in the past five years and therefore do not have the same level of risk associated with loans originated in years when property values were at inflated levels. Non-performing and past due loans originated within this five year period are well below 0.50% of total loans originated during that period.

The Bank does not maintain current information about the industry in which retail borrowers are employed. While such information is obtained when each loan is underwritten, it often becomes inaccurate with the passage of time or if borrowers change employment. Instead, the Bank estimates potential exposure based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in the Bank’s markets. To management’s knowledge there are no concentrations of employment that would have a material adverse impact on the retail portfolio.

Most retail loans are originated directly by the Bank except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods, and purchased pools of residential real estate loans. WesBanco performs its own customary credit evaluation and underwriting before purchasing indirect loans and mortgage pools. The credit risk associated with these loans is similar to that of loans originated by WesBanco, but additional risk may arise from the Bank’s limited ability to control a dealer’s compliance with applicable consumer lending laws for indirect loans and the actions of the servicing institution for mortgage pools. Indirect consumer loans represented $126 million or 51% of consumer loans at December 31, 2013 compared to $138 million or 49% at December 31, 2012. Loans in residential mortgage pools represent $9 million or 1.1% of total residential real estate loans at December 31, 2013 compared to $13 million or 1.6% at December 31, 2012. There have been no purchases of mortgage pools since 2006.

Loans Held For Sale—Loans held for sale consists of residential real estate originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third party investors to purchase the loans when they are originated. This practice has the effect of minimizing the amount of such loans that are unsold and the interest rate risk at any point in time. WesBanco generally does not service these loans after they are sold. While all loans are sold without recourse, the Bank may be required to repurchase loans under certain circumstances. The number and principal balance of loans that the Bank has been required to repurchase has not been material and therefore reserves established for this exposure were not material.

Banks that have been acquired by WesBanco serviced many of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, WesBanco continues to service these loans. As of December 31, 2013 and 2012, WesBanco serviced loans for others aggregating approximately $81.4 million and $116.2 million, respectively. The unamortized balance of mortgage servicing rights related to these loans was approximately $0.8 million at December 31, 2013 and 2012, respectively.

CREDIT QUALITY

Credit quality continued to improve throughout 2013 evidenced by significant reductions in past due, non-performing and classified loans as well as net charge-offs.

Past Due Loans—Loans that are past due and continuing to accrue interest and are not TDRs are considered under-performing but have not progressed to the point where they are considered non-performing. Certain loans that are 90 days or more past due continue to accrue interest because they are deemed to be well-secured and in the process of collection. Earlier stage delinquency consists of loans that are between 30 and 89 days past due and require routine collection efforts to prevent them from becoming more seriously delinquent. Early stage delinquency represents potential future non-performing loans if routine collection efforts are unsuccessful. Table 18 summarizes loans that are contractually past due 30 days or more, excluding non-accrual and TDR loans.

TABLE 18. PAST DUE AND ACCRUING LOANS EXLUDING NON-ACCRUAL AND TDR

	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
90 days or more:
Commercial real estate—land and construction	$248	0.09	$—	—	$—	—	$277	0.18	$76	0.03
Commercial real estate—improved property	318	0.02	338	0.02	18	—	692	0.04	1,427	0.09
Commercial and industrial	—	—	98	0.02	939	0.22	95	0.02	17	—
Residential real estate	1,289	0.14	3,199	0.40	2,881	0.46	4,535	0.75	2,655	0.37
Home equity lines of credit	411	0.14	722	0.26	498	0.20	1,126	0.45	274	0.11
Consumer	325	0.13	937	0.33	799	0.31	958	0.37	826	0.28

Total 90 days or more	2,591	0.07	5,294	0.14	5,135	0.16	7,683	0.23	5,275	0.15

30 to 89 days:
Commercial real estate—land and construction	2	—	750	0.39	180	0.10	252	0.16	828	0.33
Commercial real estate—improved property	2,897	0.18	6,328	0.38	4,599	0.30	4,717	0.29	4,224	0.28
Commercial and industrial	1,310	0.24	500	0.10	1,442	0.34	4,163	0.94	1,982	0.44
Residential real estate	4,894	0.55	7,972	1.00	5,902	0.95	7,367	1.21	8,865	1.25
Home equity lines of credit	1,934	0.68	1,322	0.48	2,266	0.90	2,255	0.90	2,562	1.07
Consumer	3,794	1.52	5,666	2.02	5,499	2.16	6,020	2.31	6,935	2.38

Total 30 to 89 days	14,831	0.38	22,538	0.61	19,888	0.61	24,774	0.75	25,396	0.73

Total 30 days or more	$17,422	0.45	$27,832	0.75	$25,023	0.77	$32,457	0.98	$30,671	0.88

Loans past due 30 days or more and accruing interest and not reported as TDRs decreased $10.4 million or 37.4% from December 31, 2012 to December 31, 2013. Past due loans represented 0.45% of total portfolio loans at December 31, 2013 compared to 0.75% at December 31, 2012. This significant reduction in delinquency is the result of management’s focus on controlling early stage delinquency, reduced delinquency in loans acquired in the Fidelity acquisition, as well as improving economic conditions.

Non-Performing Assets—Non-performing loans consists of non-accrual loans and TDRs. Non-performing assets also include real estate owned and repossessed assets. Table 19 summarizes non-performing assets.

TABLE 19. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
TDRs accruing interest:
Commercial real estate—land and construction	$—	$2,537	$7,410	$10,764	$1,829
Commercial real estate—improved property	3,052	10,198	17,318	33,122	9,639
Commercial and industrial	415	632	839	73	552
Residential real estate	9,850	9,022	3,844	3,443	2,826
Home equity lines of credit	902	1,022	—	—	—
Consumer	642	870	—	81	142

Total TDRs accruing interest	14,861	24,281	29,411	47,483	14,988

Non-accrual loans:
Commercial real estate—land and construction	2,564	4,668	10,135	4,391	5,582
Commercial real estate—improved property	17,305	18,239	25,122	24,833	32,628
Commercial and industrial	4,380	3,387	8,238	7,933	12,749
Residential real estate	10,240	11,247	12,377	10,688	13,228
Home equity lines of credit	1,604	1,184	1,331	755	818
Consumer	540	647	289	220	268

Total non-accrual loans	36,633	39,372	57,492	48,820	65,273

Total non-performing loans	51,494	63,653	86,903	96,303	80,261
Real estate owned and repossessed assets	4,860	5,988	3,029	8,069	8,691

Total non-performing assets	$56,354	$69,641	$89,932	$104,372	$88,952

Non-performing loans as a percentage of total portfolio loans	1.32%	1.73%	2.68%	2.93%	2.31%
Non-performing assets as a percentage of total assets	0.92	1.15	1.62	1.95	1.65
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	1.45	1.89	2.77	3.17	2.56

The Bank seeks to develop individual strategies for all assets that have adverse risk characteristics in order to minimize potential loss. However, there is no assurance such strategies will be successful and loans may ultimately result in foreclosure or other course of liquidation that does not fully repay the amount of the loan.

During 2013, WesBanco sold non-performing loans with aggregate carrying balances of $9.2 million at a net loss of $3.2 million. At the time of the sale, $7.6 million of the carrying balances were on non-accrual and the remaining $1.6 million were TDRs. All of the loss on these loans was specifically or generally reserved prior to the sale and did not materially impact provision expense in the current year.

TDRs Accruing Interest—Loans are categorized as TDRs when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider unless the modification results in only an insignificant delay in the payments to be received. Concessions include a reduction of the interest rate, the amount of accrued interest, or the principal balance of the loan; an interest rate that is less than the market rate of interest for loans with comparable risk characteristics, as well as an extension of the maturity date or the amortization schedule. Loans reported in this category continue to accrue interest so long as the borrower is able to continue repayment in accordance with the restructured terms. TDRs that are also placed on non-accrual are reported in the non-accrual category and not included with accruing TDRs.

Accruing TDRs decreased $9.4 million or 38.8% from December 31, 2012 to December 31, 2013. Retail loans represent 61.5% of total TDRs at December 31, 2013, which include loans that were discharged in Chapter 7 bankruptcy in the current or prior year but for which the borrower has continued to make payments for at least six consecutive months after the discharge. There were no TDRs of $1 million or more at December 31, 2013. Two commercial borrowers comprised $4.3 million or 32.2% of commercial TDRs at December 31, 2012. Accruing TDRs are not concentrated in any industry, property or type of loan.

Most accruing TDRs continue to pay in accordance with their modified terms; however, total accruing TDRs with aggregate balances of $1.3 million or 5.2% of total TDRs were past due 30 days or more at December 31, 2013 compared to $2.6 million or 6.7% at December 31, 2012.

Non-accrual Loans—Loans are generally placed on non-accrual when they become past due 90 days or more unless they are both well-secured and in the process of collection. Non-accrual loans include certain loans that are also TDRs as set forth in Note 4, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements. Non-accrual loans also include retail loans that were recently discharged in Chapter 7 bankruptcy but for which the borrower has continued to make payments for less than six consecutive months after the discharge.

Non-accrual loans decreased $2.7 million or 7.0% from December 31, 2012 to December 31, 2013. The five largest commercial non-accrual borrowers represent $8.0 million or 21.8% of total non-accrual loans and there were no other commercial or retail loans of $1 million or more on non-accrual at December 31, 2013. Approximately $9.3 million or 25.5% of total non-accrual loans at December 31, 2013 also have restructured terms that would require them to otherwise be reported as a TDR if they were accruing interest compared to $15.0 million at December 31, 2012. Non-accrual loans are not concentrated in any industry, property or type of loan.

Non-accrual loans include loans secured by commercial and residential real estate in Ohio for which foreclosure has been initiated but the properties have not yet gone to public sale because of the protracted timeline of the foreclosure process in that state. It is not possible to estimate what portion of these loans will become real estate owned (“REO”) because the Bank’s decision whether to purchase the property depends on a number of factors including the property’s value, condition and the amount other purchasers are willing to pay at the public sale. The Bank makes this determination at the time of the sale for each property.

Real Estate Owned and Repossessed Assets—REO consists primarily of property acquired through or in lieu of foreclosure but may also include bank premises held for sale and residences of bank employees purchased to facilitate the relocation of those employees with the Bank. Repossessed assets primarily consist of automobiles and other types of collateral acquired to satisfy defaulted consumer loans. The Bank seeks to minimize the period for which it holds such assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral.

REO and repossessed assets decreased $1.1 million or 18.8% from December 31, 2012 to December 31, 2013. One commercial property acquired in the Fidelity acquisition represents $2.9 million or 62.0% of the carrying value of REO at December 31, 2013. Excluding this property, no other REO has a carrying value of $1 million or more and the average holding period of other REO approximated 4 months at December 31, 2013. Repossessed assets are generally sold at auction within 60 days after repossession.

Expense associated with owning REO and repossessed assets that is charged to income was $1.8 million for 2013 compared to $2.1 million for 2012. Net gains or losses on the disposition of REO and repossessed assets are credited or charged to non-interest income and approximated $0.1 million of net loss for 2013 compared to $0.3 million of net loss for 2012.

Classified Loans—Please refer to Note 4, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a description of each of the Bank’s internally assigned risk grades for commercial loans and a summary of loans by grade. The Bank’s classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that expose the Bank to the highest levels of risk. A classified loan grade is assigned to all non-accrual commercial loans and most commercial TDRs; however, TDRs may be upgraded after the borrower has repaid the loan in accordance with the restructured terms for a period of time, but such loans would continue to be TDRs regardless of their grade.

Classified loans decreased $25.6 million or 29.8% from December 31, 2012 to December 31, 2013. Loans that were upgraded as a result of improvement in the borrower’s risk profile, or paid off accounted for approximately one-third of the net reduction. Loan sales, including loans that are reported as non-performing and discussed above accounted for $11.2 million of the reduction. The remainder of the reduction resulted from sales of performing and non-performing classified loans, net charge-offs, and other principal repayments net of loans that were classified during the year.

Charge-offs and Recoveries—Total charge-offs decreased $8.7 million or 33.4% while total recoveries decreased $0.7 million or 18.8% resulting in a 36.0% reduction in net charge-offs for 2013 compared to 2012. As a percentage of average total loans net charge-offs decreased 43.1% from 2012 to 2013. Table 20 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 20. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Charge-offs:
Commercial real estate—land and construction	$536	$3,879	$7,494	$3,630	$3,809
Commercial real estate—improved property	6,915	7,693	19,466	22,542	12,836
Commercial and industrial	1,505	4,625	9,087	8,588	13,184
Residential real estate	3,079	3,902	4,627	4,952	2,874
Home equity lines of credit	549	1,144	798	780	1,056
Consumer	3,819	3,851	4,037	4,909	6,206

Total loan charge-offs	16,403	25,094	45,509	45,401	39,965
Deposit account overdrafts	880	871	936	966	1,120

Total charge-offs	17,283	25,965	46,445	46,367	41,085

Recoveries:
Commercial real estate—land and construction	125	607	199	57	—
Commercial real estate—improved property	615	1,107	993	780	242
Commercial and industrial	471	390	909	512	206
Residential real estate	401	407	375	111	102
Home equity lines of credit	116	30	116	57	33
Consumer	1,144	1,035	1,053	1,076	978

Total loan recoveries	2,872	3,576	3,645	2,593	1,561
Deposit account overdrafts	255	277	312	296	336

Total recoveries	3,127	3,853	3,957	2,889	1,897

Net charge-offs	$14,156	$22,112	$42,488	$43,478	$39,188

Net charge-offs as a percentage of average loans:
Commercial real estate—land and construction	0.18%	1.81%	4.17%	1.75%	1.59%
Commercial real estate—improved property	0.38	0.43	1.19	1.40	0.94
Commercial and industrial	0.20	1.00	1.94	1.83	2.68
Residential real estate	0.32	0.52	0.70	0.73	0.35
Home equity lines of credit	0.15	0.44	0.28	0.30	0.45
Consumer	1.01	1.13	1.18	1.38	1.73

Total net loan charge-offs	0.37%	0.65%	1.29%	1.28%	1.08%

While all loan categories experienced reductions in charge-offs in 2013, the most significant reductions occurred in CRE land and construction, and C&I loans.

CRE loans experienced the most financial difficulty through the recession that began in 2007 as demand for new development came to an abrupt halt and investment CRE vacancies rose and property values plummeted in certain markets for much of the ensuing five years. The Bank recognized most of the recession-related losses prior to 2013, which accounts for the significant reduction in CRE land and construction, and C&I charge-offs from 2012 to 2013. CRE improved property charge-offs did not decrease significantly from 2012 to 2013, as losses were recognized in 2013 on several loans that appeared to have better prospects for recovery in previous years, including certain non-performing and classified loans that were sold during the year. However, current year CRE improved property charge-offs are on average 67% lower than the peak years of 2010 and 2011.

Office buildings represented $3.7 million or 41.6% of CRE improved property charge-offs in 2013. No single industry sector represented more than 10% of C&I charge-offs in 2013. Geographically, the central and southwestern Ohio markets collectively represented 64% of total commercial charge-offs in 2013.

Decreases in residential real estate and home equity charge-offs reflect an improving housing market and a decline in foreclosures on residential properties. Consumer charge-offs were relatively unchanged despite a decrease in consumer loan balances due to continued losses on recreational vehicle loans that represented 38% of consumer charge-offs in 2013 compared to 28% in 2012. Geographically, the central and southwestern Ohio markets collectively represented 62% of residential real estate charge-offs, respectively, while home equity and consumer charge-offs were not concentrated in any single market.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses (“allowance”) decreased $5.3 million or 10.1% from December 31, 2012 to December 31, 2013 as a result of a lower provision expense than net charge-offs for the year. A lower provision expense and decrease in the allowance are supported by continued improvement in economic conditions, significantly lower past due, non-performing and classified loans, and a reduction in net charge-offs, all of which are considered when determining the adequacy of the allowance. Table 21 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

TABLE 21. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year:
Allowance for loan losses	$52,699	$54,810	$61,051	$61,160	$49,803
Allowance for loan commitments	341	468	1,404	195	368

Total beginning balance	53,040	55,278	62,455	61,355	50,171

Provision for credit losses:
Provision for loan losses	8,825	20,001	36,247	43,369	50,545
Provision for loan commitments	261	(127)	(936)	1,209	(173)

Total provision for credit losses	9,086	19,874	35,311	44,578	50,372

Net charge-offs:
Total charge-offs	17,283	25,965	46,445	46,367	41,085
Total recoveries	3,127	3,853	3,957	2,889	1,897

Net charge-offs	14,156	22,112	42,488	43,478	39,188

Balance at end of year:
Allowance for loan losses	47,368	52,699	54,810	61,051	61,160
Allowance for loan commitments	602	341	468	1,404	195

Total ending balance	$47,970	$53,040	$55,278	$62,455	$61,355

Allowance for loan losses as a percentage of total loans	1.22%	1.43%	1.69%	1.86%	1.76%
Allowance for loan losses to non-accrual loans	1.29x	1.34x	0.95x	1.25x	0.94x
Allowance for loan losses to total non-performing loans	0.92x	0.83x	0.63x	0.63x	0.76x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.88x	0.76x	0.6x	0.59x	0.72x

The allowance represented 1.22% of total loans at December 31, 2013 compared to 1.43% at December 31, 2012. While the percentage of the allowance to total loans decreased due to improvement in most of the factors that determine the adequacy of the allowance, differences in accounting for acquired loans compared to organic loans also contributed to the decrease. Accounting standards require purchased loans to be recorded at fair value as of the acquisition date, thereby eliminating the acquired bank’s allowance from the acquirer’s financial statements. The allowance may include an amount that represents the difference between the amount of allowance that is considered appropriate for acquired loans and the remaining unamortized credit mark associated with those loans in years following any acquisition. Therefore, management believes that combining the unamortized credit mark on acquired loans with the allowance provides a more meaningful comparison. If the credit portion of the fair market value adjustment for acquired loans were included with the allowance, the combined total would approximate 1.34% of total loans at December 31, 2013 and 1.62% at December 31, 2012.

The allowance consists of specific reserves for certain impaired loans and a general reserve for all other loans. The Bank uses the greater of the most recent twelve month or thirty-six month historical loss rate by risk grade for CRE improved property and C&I loans and for the total of CRE land and construction loans, retail loans and deposit overdrafts as a base loss rate for the general allowance. The base loss rate is adjusted for the impact of qualitative factors which in management’s judgment are appropriate to accurately reflect probable loss in each loan category. Qualitative factors include changing economic conditions, delinquency, non-performing and classified loan trends, changes in credit policies and lending standards, concentrations of credit exposure, if any, the results of regulatory examinations and internal loan reviews, and other external factors when appropriate. Table 22 summarizes the components of the allowance.

TABLE 22. COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2013	2012	2011	2010	2009
General allowance:
Based on historical loss experience	$38,545	$39,761	$42,920	$42,133	$40,862
Based on qualitative factors	8,091	11,195	8,537	11,998	14,482
Specific reserves	732	1,743	3,353	6,920	5,816

Total allowance for loan losses	47,368	52,699	54,810	61,051	61,160
Allowance for loan commitments	602	341	468	1,404	195

Total allowance for credit losses	$47,970	$53,040	$55,278	$62,455	$61,355

The general allowance based on historical loss experience decreased $1.2 million or 3.1% from December 31, 2012 to December 31, 2013 as a result of lower net charge-offs. This decrease in the historical loss experience component is directionally consistent with a 27.1% decrease in annualized net charge-offs for the thirty-six month periods ended December 31, 2013 and 2012.

The general allowance based on qualitative factors decreased $3.1 million or 27.7% from December 31, 2012 to December 31, 2013 primarily as a result of improving economic conditions, more stable real estate values, and overall credit quality trends. The higher qualitative factor component in 2012 also reflected a significant amount of uncertainty as to the future direction of the economy and credit quality at that time.

Specific reserves decreased $1.0 million or 58.0% from December 31, 2012 to December 31, 2013 as a result of lower non-performing commercial loans, which reduced the number of loans required to be evaluated for specific reserves, and the sale of two non-performing CRE loans during 2013 that had aggregate reserves of $1.6 million at December 31, 2012.

The allowance for loan commitments, which is not material to the total allowance for credit losses, increased $0.3 million or 76.5% primarily due to the significant growth in CRE construction loans and resulting increase in loan commitments that will be funded in the next year.

Table 23 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 23. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Allowance for loan losses:
Commercial real estate—land and construction	$6,056	$3,741	$4,842	$4,701	$4,387
Commercial real estate—improved property	18,157	23,614	24,748	30,836	28,267
Commercial and industrial	9,925	9,326	11,414	10,793	13,659
Residential real estate	5,673	7,182	5,638	5,950	4,919
Home equity lines of credit	2,017	2,458	1,962	2,073	2,309
Consumer	5,020	5,557	5,410	5,641	6,649
Deposit account overdrafts	520	821	796	1,057	970

Total allowance for loan losses	47,368	52,699	54,810	61,051	61,160

Allowance for loan commitments:
Commercial real estate—land and construction	301	27	74	1,037	21
Commercial real estate—improved property	62	25	21	285	17
Commercial and industrial	130	215	323	65	138
Residential real estate	5	6	4	1	—
Home equity lines of credit	85	49	33	14	16
Consumer	19	19	13	2	3

Total allowance for loan commitments	602	341	468	1,404	195

Total allowance for credit losses	$47,970	$53,040	$55,278	$62,455	$61,355

Please refer to Note 4, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans reflect the net effect of changes in historical loss experience by risk grade for CRE improved property and C&I loans and for the total of CRE land and construction and retail loans; changes in loan balances, the level of non-performing loans, and management’s judgment with respect to the impact of economic conditions and other relevant factors on each category of loans.

The allowance for CRE land and construction increased $2.3 million or 61.9% as a result of 36.3% growth in CRE land and construction loans between 2012 and 2013 as well as a change from determining the allowance for CRE land and construction based on historical loss experience by risk grade to total historical loss experience for this category of loans. Management believes this change more accurately reflects the inherent risk in CRE construction loans. The allowance for CRE improved property decreased $5.5 million or 23.1% as a result of a $26.4 million or 38.0% decrease in classified CRE loans, which includes a $7.3 million or 71.3% decrease in TDRs from December 31, 2012 to December 31, 2013, and the reduction in specific reserves discussed above. The allowance for C&I loans increased $0.6 million or 6.4% due to 16.4% growth in C&I loans and a $4.9 million increase in classified C&I loans net of a 41.2% decrease in historical loss experience from December 31, 2012 to December 31, 2013.

The allowance for residential real estate loans decreased $1.5 million or 21.0% despite 12.2% growth in residential real estate loans primarily due to lower qualitative factor adjustments as residential real estate property values stabilized or improved from December 31, 2012 to December 31, 2013. The allowance for home equity lines of credit decreased $0.4 million or 17.9% primarily due to significantly lower historical loss experience while the allowance for consumer loans decreased $0.5 million or 9.7% consistent with a 10.8% decrease in consumer loans. The allowance for deposit account overdrafts, which is not material to the total allowance, decreased as a result of lower overdraft balances between 2012 and 2013.

Although the allowance for credit losses is allocated as described in Table 23, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb probable losses at December 31, 2013.

DEPOSITS

TABLE 24. DEPOSITS

	December 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Deposits
Non-interest bearing demand	$960,814	$874,923	$85,891	9.8
Interest bearing demand	857,761	831,368	26,393	3.2
Money market	942,768	847,805	94,963	11.2
Savings deposits	789,709	740,568	49,141	6.6
Certificates of deposit	1,511,478	1,649,620	(138,142)	(8.4)

Total deposits	$5,062,530	$4,944,284	$118,246	2.4

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 120 branches in West Virginia, Ohio and western Pennsylvania. The FDIC insures all deposits up to $250,000 and previously insured all deposits held in non-interest bearing transaction accounts through December 31, 2012.

Total deposits increased by $118.2 million or 2.4% in 2013 due to increases in all deposit categories other than CDs. Money market and non-interest bearing deposits had increases of 11.2% and 9.8%, respectively, while savings and interest bearing demand deposits had smaller increases of 6.6% and 3.2%, respectively. These increases were due to marketing campaigns, coupled with employee incentives and focused retail and business strategies to obtain more account relationships, and customers’ overall preference for short-term maturities.

Certificates of deposit decreased by 8.4% during 2013 due primarily to lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. The average rate on certificates of deposit decreased 33 basis points from 1.70% for the year ended December 31, 2012 to 1.37% in 2013. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program, which had $344.7 million in total outstanding balances at December 31, 2013, of which $234.1 million represented one-way buys, compared to $263.9 million in total outstanding balances at December 31, 2012, of which $182.9 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $164.8 million at December 31, 2013 compared to $189.9 million at December 31, 2012. Certificates of deposit of $100,000 or more were approximately $809.7 million at December 31, 2013 compared to $827.6 million at December 31, 2012, while certificates of deposit totaling approximately $796.0 million at December 31, 2013 with a cost of 0.87% are scheduled to mature within the next year. The average rate on certificates of deposit of $100,000 or more decreased 50 basis points from 1.88% for the year ended December 31, 2012 to 1.38% in 2013. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally lower for all maturities and types compared to rates paid on existing CDs that were purchased in prior years when rates were higher.

TABLE 25. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Maturity:
Within three months	$181,739	$116,498	$65,241	56.0
Three to six months	94,187	107,304	(13,117)	(12.2)
Seven to twelve months	126,782	206,407	(79,625)	(38.6)
Over twelve months	407,023	397,358	9,665	2.4

Total certificates of deposit of $100,000 or more	$809,731	$827,567	$(17,836)	(2.2)

Interest expense on certificates of deposit of $100,000 or more totaled approximately $13.0 million, $14.9 million and $15.9 million in 2013, 2012 and 2011, respectively.

BORROWINGS

TABLE 26. BORROWINGS

	December 31,
(dollars in thousands)	2013	2012	$ Change	% Change
Federal Home Loan Bank Borrowings	$39,508	$111,187	$(71,679)	(64.5)
Other short-term borrowings	150,536	142,971	7,565	5.3
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,137	113,832	(7,695)	(6.8)

Total	$296,181	$367,990	$(71,809)	(19.5)

Borrowings are a less significant source of funding for WesBanco compared to total deposits. WesBanco has reduced FHLB and junior subordinated debt utilizing funds provided by lower cost deposits or other available cash flows at appropriate maturity dates. During 2013, FHLB borrowings decreased $71.7 million or 64.5% from December 31, 2012, at an average cost of 2.58%. Junior subordinated debt decreased by $7.7 million or 6.8% from December 31, 2012 as WesBanco redeemed Fidelity’s issued FB Capital Statutory Trust III Floating Rate Junior Subordinated Deferrable Debentures in 2013.

WesBanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $11.6 million at December 31, 2013, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2013 and 2012 was estimated to be approximately $1.6 billion and $1.3 billion, respectively.

At December 31, 2013, WesBanco had $39.5 million in outstanding FHLB borrowings with a weighted-average interest rate of 3.81%, compared to $111.2 million of FHLB borrowings at December 31, 2012 with a weighted-average interest rate of 3.04%. FHLB borrowings have maturities ranging from the years 2014 to 2030. Approximately $16.0 million of such borrowings mature in 2014 at an average cost of 3.40%.

Certain FHLB advances contain call features, which allows the FHLB to convert a fixed rate borrowing to a variable rate advance if the strike rate goes beyond a certain predetermined rate. The probability that these advances and repurchase agreements will be called depends primarily on the level of related interest rates during the call period. Of the $39.5 million outstanding at December 31, 2013, $6.0 million in FHLB convertible fixed rate advances are subject to conversion to a variable rate advance by the respective FHLB issuer, all of which mature in 2014.

Other short-term borrowings which consist of securities sold under agreements to repurchase and federal funds purchased at December 31, 2013 were $150.5 million compared to $143.0 million at December 31, 2012. The increase in these borrowings has occurred primarily as a result of a $20.0 million increase in federal funds purchased, which was partially offset by a $12.5 million decrease in securities sold under agreements to repurchase. WesBanco also has a revolving line of credit, which is a senior obligation of the parent company and was renewed with a correspondent bank effective on July 22, 2013. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million. The revolving line of credit also requires WesBanco to maintain at all times a consolidated non-performing asset to primary capital ratio of not greater than 35%, positive net income over two consecutive fiscal quarters, and to maintain at all times on a consolidated basis and for the Bank a “Well-Capitalized” status as defined by the regulations of the respective primary regulator. WesBanco was in compliance with all terms and conditions at December 31, 2013. There were no outstanding balances as of December 31, 2013 or December 31, 2012.

CONTRACTUAL OBLIGATIONS

TABLE 27. CONTRACTUAL OBLIGATIONS

		December 31, 2013 (1)
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$3,551,052	$—	$—	$—	$3,551,052
Certificates of deposit	8	796,009	553,846	137,479	24,144	1,511,478
Federal Home Loan Bank borrowings	9	16,015	957	16,515	6,021	39,508
Other short term borrowings	9	150,536	—	—	—	150,536
Junior subordinated debt owed to unconsolidated subsidiary trusts	10	—	—	—	106,137	106,137
Future benefit payments under pension plans (2)(3)	11	3,121	7,130	8,305	197,297	215,853
Director and executive officer retirement plans (2)	N/A	785	1,717	1,633	5,670	9,805
Consulting agreements (2)	N/A	144	159	—	—	303
Leases (2)	5	2,544	4,210	2,695	8,091	17,540
Software licenses and maintenance agreements (2)	N/A	1,043	2,085	2,258	—	5,386
Naming rights	N/A	250	500	500	1,250	2,500
Limited partnership funding commitments	7	664	325	44	27	1,060

Total		$4,522,163	$570,929	$169,429	$348,637	$5,611,158

(1)	Represents maturities of principal and excludes interest payments.
(2)	These payments are recognized as expense in the income statement when incurred and not necessarily at the time of payment.
(3)	Pension plan assets of $100.3 million were available at December 31, 2013 to absorb the undiscounted future estimated payments to plan participants.

Significant fixed and determinable contractual obligations as of December 31, 2013 are presented in the table above by due date. The amounts shown do not include future interest payments, accrued interest or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

WesBanco’s future benefit payments under pension plans are estimated based on actuarial assumptions and do not necessarily represent the actual contractual cash flows that may be required by WesBanco in the future. Please refer to Note 11, “Employee Benefit Plans,” of the Consolidated Financial Statements for more information on employee benefit plans.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, loans approved but not closed, overdraft limits and contingent obligations to purchase loans funded by other entities. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 16, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity increased to $746.6 million at December 31, 2013 from $714.2 million at December 31, 2012. The increase was due primarily to net income of $63.9 million, which was partially offset by the declaration of dividends to common shareholders of $22.8 million and a $6.4 million other comprehensive loss. The other comprehensive loss was due to unrealized losses on the securities portfolio, partially offset by other comprehensive income from the defined benefit pension plan.

For 2013, common dividends increased to $0.78 per share, or 11.4% on an annualized basis, compared to $0.70 per share in 2012. The common dividend per share payout ratio decreased from 38.0% in 2012 to 35.5% in 2013, which is primarily attributable to earnings increasing more rapidly than common dividends year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 40% to 60%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors. The quarterly dividend was increased again in February 2014 to $0.22 per share, or 10%.

In March, 2007 WesBanco’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares, after completion of a prior repurchase plan. During 2013, WesBanco purchased 190,544 shares from a terminated former Fidelity benefit plan. At December 31, 2013, 378,962 shares of WesBanco common stock remained authorized to be purchased under the current repurchase plan.

As of December 31, 2013 and 2012, WesBanco had an outstanding stock warrant issued to the U.S. Department of Treasury (“UST”) to purchase 100,448 shares of WesBanco common stock at a price of $10.45 per share. This warrant was issued in 2012 at the time of the acquisition of Fidelity to convert a Fidelity warrant previously issued with the sale by Fidelity of preferred stock to the UST under the Capital Purchase Program. All preferred stock sold to the UST was repurchased by Fidelity, and the warrant converted, in conjunction with the acquisition.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its banking subsidiary WesBanco Bank maintain Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. WesBanco Bank paid $42.0 million in dividends to WesBanco during 2013 or 60.2% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2013, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $33.0 million from the Bank.

WesBanco currently has $106.1 million in junior subordinated debt in its Consolidated Balance Sheet presented as a separate category of borrowings. For regulatory purposes, trust preferred securities totaling $102.9 million, issued by unconsolidated trust subsidiaries of WesBanco underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019. The final capital rule establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities issued before May 19, 2010, and increases the capital required for certain categories of assets.

WesBanco has evaluated the impact of the Basel III final capital rule on its regulatory capital ratios and estimates a reduction of approximately 65 to 75 basis points to the Tier 1 and total risk-based capital ratios, a reduction of approximately 15 to 20 basis points to the leverage ratio, and a new common equity Tier 1 ratio in a range of 9.75% to 10% based on the December 31, 2013 balance sheet composition. These estimates are based on management’s current understanding and expectation of the regulatory implementations of the Basel III final capital rule. Management anticipates that capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum requirements.

Please refer to Note 19, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements. Also refer to “Item 1. Business” within this Annual Report on Form 10-K for more information on the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III Capital Standards.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 62.6% at December 31, 2013 and deposit balances funded 82.4% of assets.

The following table lists the sources of liquidity from assets at December 31, 2013 expected within the next year:

(in thousands)
Cash and cash equivalents	$95,551
Securities with a maturity date within the next year	13,540
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	173,278
Callable securities	112,726
Loans held for sale	5,855
Accruing loans scheduled to mature	604,355
Normal loan repayments	333,916

Total sources of liquidity expected within the next year	$1,339,221

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $5.1 billion at December 31, 2013. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $796.0 million at December 31, 2013, which includes jumbo regular certificates of deposit totaling $234.0 million with a weighted-average cost of 1.26%, and jumbo CDARS® deposits of $168.7 million with a cost of 0.46%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at December 31, 2013 approximated $1.6 billion, compared to $1.3 billion at December 31, 2012. At December 31, 2013, the Bank had unpledged available-for-sale securities with an amortized cost of $322.0 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At December 31, 2013, WesBanco had a BIC line of credit totaling $140.0 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $145.0 million, of which $20.0 million was outstanding at December 31, 2013, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $150.5 million at December 31, 2013 consisted of federal funds purchased, callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during 2013. The term repurchase agreements totaling $42.7 million require securities to be pledged equal to or greater than the instrument’s purchase price and may be called at any time by the purchaser, although due to current low interest rates, that is unlikely. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $27.1 million in cash and investments on hand, and a $25 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2013. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2013, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $33.0 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

At December 31, 2013, WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.2 billion, compared to $1.1 billion at December 31, 2012. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 16, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2013 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

COMPARISON OF 2012 VERSUS 2011

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

Net interest income decreased by $1.0 million or 0.6% in 2012 compared to 2011 due to the continued low interest rate environment resulting in decreasing rates earned on interest earning assets. However, average earning assets increased $154.4 million or 3.2% including growth in average portfolio loan balances of $66.2 million or 2.0%, most of which was from loan growth separate from the Fidelity acquisition. In addition to the increase in portfolio loans, the increase in average earning assets was also due to increased average investments in securities funded by deposit increases. Total average deposits increased by $214.1 million or 5.0% in 2012 primarily through increases in demand deposit accounts as a result of marketing campaigns, customer incentives, wealth management and business initiatives. In addition, cost of funds continued to improve due to lower offered rates on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of certain higher-cost borrowings. The net interest margin declined by 13 basis points in 2012 to 3.53% compared to 2011. The low interest rate environment continued to result in reduced rates earned on the securities and loan portfolios, but with a smaller decrease in lower average rates paid on interest bearing liabilities.

WesBanco continued to improve credit quality over 2011. As a result of this improvement in all measures of credit quality, the provision for credit losses was $19.9 million for 2012 compared to $35.3 million for 2011. Total non-performing loans, which include loans acquired with the Fidelity transaction, were $63.7 million or 1.73% of total loans at December 31, 2012, which represents a 26.7% decrease from $86.9 million or 2.68% at December 31 of the prior year. The 2012 ending balance includes accruing and non-accrual TDRs totaling $9.4 million related to the implementation during the fourth quarter of a regulatory requirement for primarily mortgage, home equity and consumer loans discharged in bankruptcy, which the borrower has continued to repay after the discharge. Classified and criticized loans decreased $85.4 million or 33.1% from December 31, 2011.

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

Non-interest income increased $4.9 million or 8.2% for the year ended December 31, 2012, primarily due to a $1.2 million increase in electronic banking fees caused by increased transaction volume, a $0.9 million increase in trust fees through new business and increases in market value of managed securities, a decrease in losses on other real estate owned of $1.0 million and increased net gains on sale of mortgage loans of $1.0 million from increased loan production. Net securities gains increased $1.5 million in 2012. These improvements were partially offset by a decrease in service charges on deposits of $1.5 million due to decreases in customer usage of overdraft lines of credit.

Non-interest expense increased 7.0% in 2012 compared to 2011 partially due to restructuring and merger-related expenses of $3.9 million. Merger expenses in 2012 related to the Fidelity acquisition were $3.2 million, while restructuring costs associated with the closure of six branch offices were $0.7 million. Total non-interest expense would have increased 4.2% for the year without these charges. Salaries and wages increased $2.2 million in 2012 due to routine annual adjustments to compensation, increases in incentive compensation expense, and an increase in FTEs of 139 primarily due to the acquisition of Fidelity in the fourth quarter. Employee benefits expense increased $4.1 million year-to-date primarily from increased pension and employee health insurance costs. Partially offsetting these increases were reduced marketing expense of $0.9 million and reduced FDIC insurance of $0.9 million.

The provision for income taxes increased $3.8 million due to the significant increase in pre-tax income and the effective tax rate in 2012 increasing to 21.5% compared to 18.3% in 2011. The higher effective rate was also affected by the increase in the proportion of taxable income to tax-exempt income as pre-tax income grew.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at December 31, 2013 and 2012 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2013	December 31, 2012
+300	0.2%	0.4%	(25.0%)
+200	1.7%	0.9%	(12.5%)
+100	1.6%	0.9%	(5.0%)
-100	(2.0%)	(4.1%)	(5.0%)

As per the table above, the earnings simulation model at December 31, 2013 currently projects that net interest income for the next twelve month period would decrease by 2.0% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 4.1% for the same scenario as of December 31, 2012.

For rising rate scenarios, net interest income would increase by 1.6%, 1.7%, and 0.2% if rates increased by 100, 200 and 300 basis points, respectively, as of December 31, 2013 compared to increases of 0.9%, 0.9% and 0.4% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2012.

The balance sheet is asset sensitive as of December 31, 2013, similar to December 31, 2012, based upon changes in the mix of various earning assets and costing liabilities, new loan growth, transaction deposit account growth and borrowings reduction, as well as certain changes in modeling assumptions. Should rates rise more rapidly and by a higher amount than currently anticipated in the short to intermediate term, overall asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $1.1 billion at December 31, 2013, which represented approximately 44% of commercial loans, with an average floor of 4.36%. In a 100 basis point rising rate environment, these loans would not significantly reprice from their current floor level. However, not all such loans are currently priced at their floor. In the current yield curve environment, WesBanco expects that the net interest margin will slightly increase in 2014. A short term rate increase would cause the margin to improve by a greater amount assuming no earning asset or costing liability changes, although short term interest rates are not currently anticipated to increase until later in 2015. It is also anticipated that accretion from loans acquired from Fidelity will have a reduced impact on net interest income in 2014. However, offsetting those negative factors are maturities of higher-cost borrowings and certificates of deposit scheduled over the next year, which should mitigate potential compression from lower loan spreads in a more competitive loan environment, and anticipated loan growth. The Bank continues to experience significant pricing competition for new loans, particularly for new commercial real estate and construction loans, which may result in reduced loan spreads mitigated by growth in balances. Certificates of deposit totaling approximately $796.0 million mature within the next year at an average cost of 0.87%.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities, as well as to manage short-term cash needs. CDARS® deposits also continue to be used to lengthen maturities in certificates of deposit, and for customers seeking to maintain deposit balances below insured limits.

Current balance sheet strategies to reduce the potential for margin compression in a low short-term rate environment include:

•	increasing total loans; primarily commercial and residential with fixed rate periods of between 3-15 years, or variable to a published index;

•	investing available short-term liquidity;

•	implementing marketing programs to increase consumer loan balances and transaction deposit accounts versus certificates of deposit;

•	reinvestment of securities cash flows into new loans as balances grow, or back into the investment portfolio into a mix of short and intermediate CMO pay structures and state and municipal securities;

•	paying down maturities of term borrowings with available cash, or borrowing at lower rates; and

•	extending a portion of CD maturities through the CDARS® program and continuing to decrease offered rates on CDs and other costing deposit types.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at December 31, 2013, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 1.1% over the next twelve months, compared to a 1.2% increase at December 31, 2012.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At December 31, 2013, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 2.8%, compared to an increase of 15.4% at December 31, 2012. In a 100 basis point falling rate environment, the model indicates a decrease of 5.3%, compared to an increase of 5.2% as of December 31, 2012. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding certain transaction-type deposits, as well as certain other modeling assumptions, have resulted in the change in equity market value from 2012.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Based on the assessment, management determined that, as of December 31, 2013, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Paul M. Limbert	/s/ Robert H. Young
Paul M. Limbert	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WesBanco, Inc.

We have audited WesBanco, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WesBanco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of WesBanco, Inc. and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 28, 2014

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WesBanco, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
February 28, 2014

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2013	2012
ASSETS
Cash and due from banks, including interest bearing amounts of $15,550 and $33,889, respectively	$95,551	$125,605
Securities:
Available-for-sale, at fair value	934,386	1,021,244
Held-to-maturity (fair values of $596,308 and $639,273, respectively)	598,520	602,509

Total securities	1,532,906	1,623,753

Loans held for sale	5,855	21,903

Portfolio loans, net of unearned income	3,894,917	3,687,762
Allowance for loan losses	(47,368)	(52,699)

Net portfolio loans	3,847,549	3,635,063

Premises and equipment, net	93,157	88,866
Accrued interest receivable	18,960	19,354
Goodwill and other intangible assets, net	321,426	324,465
Bank-owned life insurance	121,390	119,671
Other assets	107,979	120,037

Total Assets	$6,144,773	$6,078,717

LIABILITIES
Deposits:
Non-interest bearing demand	$960,814	$874,923
Interest bearing demand	857,761	831,368
Money market	942,768	847,805
Savings deposits	789,709	740,568
Certificates of deposit	1,511,478	1,649,620

Total deposits	5,062,530	4,944,284

Federal Home Loan Bank borrowings	39,508	111,187
Other short-term borrowings	150,536	142,971
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,137	113,832

Total borrowings	296,181	367,990

Accrued interest payable	2,354	3,856
Other liabilities	37,113	48,403

Total Liabilities	5,398,178	5,364,533

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; issued: 29,367,511 and 29,214,660 in 2013 and 2012; outstanding: 29,175,236 shares and 29,214,660 shares in 2013 and 2012, respectively	61,182	60,863
Capital surplus	244,974	241,672
Retained earnings	460,351	419,246
Treasury stock (192,275 shares and 0 shares in 2013 and 2012, respectively, at cost)	(5,969)	—
Accumulated other comprehensive loss	(12,734)	(6,365)
Deferred benefits for directors	(1,209)	(1,232)

Total Shareholders’ Equity	746,595	714,184

Total Liabilities and Shareholders’ Equity	$6,144,773	$6,078,717

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$175,323	$166,656	$175,818
Interest and dividends on securities:
Taxable	29,193	32,461	36,034
Tax-exempt	13,128	12,399	12,109

Total interest and dividends on securities	42,321	44,860	48,143

Other interest income	246	170	206

Total interest and dividend income	217,890	211,686	224,167

INTEREST EXPENSE
Interest bearing demand deposits	1,415	1,526	2,160
Money market deposits	1,462	2,183	4,802
Savings deposits	525	864	1,505
Certificates of deposit	22,010	26,371	31,054

Total interest expense on deposits	25,412	30,944	39,521

Federal Home Loan Bank borrowings	1,151	4,473	7,199
Other short-term borrowings	2,525	4,480	4,823
Junior subordinated debt owed to unconsolidated subsidiary trusts	3,315	3,438	3,259

Total interest expense	32,403	43,335	54,802

NET INTEREST INCOME	185,487	168,351	169,365
Provision for credit losses	9,086	19,874	35,311

Net interest income after provision for credit losses	176,401	148,477	134,054

NON-INTEREST INCOME
Trust fees	19,577	18,044	17,173
Service charges on deposits	17,925	17,138	18,629
Electronic banking fees	12,198	11,336	10,088
Net securities brokerage revenue	6,248	4,604	4,413
Bank-owned life insurance	4,664	3,516	3,566
Net gains on sales of mortgage loans	2,614	2,876	1,977
Net securities gains	684	2,463	963
Net losses on other real estate owned and other assets	(81)	(305)	(1,290)
Other income	5,456	5,103	4,369

Total non-interest income	69,285	64,775	59,888

NON-INTEREST EXPENSE
Salaries and wages	65,431	58,913	56,673
Employee benefits	23,255	21,462	17,321
Net occupancy	11,809	10,905	11,255
Equipment	10,669	9,221	8,745
Marketing	5,174	4,235	5,142
FDIC insurance	3,725	3,899	4,768
Amortization of intangible assets	2,288	2,150	2,410
Restructuring and merger-related expense	1,310	3,888	—
Other operating expenses	37,337	35,447	33,981

Total non-interest expense	160,998	150,120	140,295

Income before provision for income taxes	84,688	63,132	53,647
Provision for income taxes	20,763	13,588	9,838

NET INCOME	$63,925	$49,544	$43,809

EARNINGS PER COMMON SHARE
Basic	$2.18	$1.84	$1.65
Diluted	$2.18	$1.84	$1.65

AVERAGE COMMON SHARES OUTSTANDING
Basic	29,270,922	26,867,227	26,614,697
Diluted	29,344,683	26,888,847	26,615,281

DIVIDENDS DECLARED PER COMMON SHARE	$0.78	$0.70	$0.62

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(in thousands)	2013	2012	2011
Net income	$63,925	$49,544	$43,809
Securities available-for-sale:
Net change in unrealized (losses) gains on securities available-for-sale	(30,288)	4,833	11,226
Related income tax benefit (expense)	11,186	(1,747)	(4,209)
Net securities gains reclassified into earnings	(89)	(2,142)	(963)
Related income tax expense	33	796	359

Net effect on other comprehensive income for the period	(19,158)	1,740	6,413

Securities held-to-maturity:
Amortization of unrealized gain transferred from available-for-sale	(1,029)	(1,534)	(2,060)
Related income tax expense	383	577	733

Net effect on other comprehensive income for the period	(646)	(957)	(1,327)

Defined benefit pension plan:
Amortization of net loss and prior service costs	3,579	2,332	1,335
Related income tax benefit	(1,368)	(918)	(426)
Recognition of unrealized gain (loss)	17,751	(12,143)	(11,183)
Related income tax (expense) benefit	(6,527)	4,483	4,155

Net effect on other comprehensive income for the period	13,435	(6,246)	(6,119)

Total other comprehensive loss	(6,369)	(5,463)	(1,033)

Comprehensive income	$57,556	$44,081	$42,776

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2013, 2012 and 2011
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
(dollars in thousands, except shares and per share amounts)	Shares Outstanding	Amount
January 1, 2011	26,586,953	$55,487	$191,987	$361,513	$(1,063)	$131	$(1,192)	$606,863

Net income	—	—	—	43,809	—	—	—	43,809
Other comprehensive loss	—	—	—	—	—	(1,033)	—	(1,033)

Total comprehensive income								42,776
Common dividends declared
($0.62 per share)	—	—	—	(16,504)	—	—	—	(16,504)
Stock options exercised	1,775	—	(13)	—	39	—	—	26
Restricted stock granted	40,632	—	(928)	—	928	—	—	—
Stock compensation expense	—	—	629	—	—	—	—	629
Deferred benefits for directors—net	—	—	4	—	—	—	(4)	—

December 31, 2011	26,629,360	$55,487	$191,679	$388,818	$(96)	$(902)	$(1,196)	$633,790

Net income	—	—	—	49,544	—	—	—	49,544
Other comprehensive loss	—	—	—	—	—	(5,463)	—	(5,463)

Total comprehensive income								44,081
Common dividends declared
($0.70 per share)	—	—	—	(19,116)	—	—	—	(19,116)
Shares issued for acquisition	2,543,132	5,298	48,368	—	—	—	—	53,666
Issuance of warrant	—	—	865	—	—	—	—	865
Stock options exercised	4,125	3	35	—	46	—	—	84
Restricted stock granted	42,809	75	(217)	—	142	—	—	—
Treasury shares acquired	(4,766)	—	22	—	(92)	—	—	(70)
Stock compensation expense	—	—	884	—	—	—	—	884
Deferred benefits for directors—net	—	—	36	—	—	—	(36)	—

December 31, 2012	29,214,660	$60,863	$241,672	$419,246	$—	$(6,365)	$(1,232)	$714,184

Net income	—	—	—	63,925	—	—	—	63,925
Other comprehensive loss	—	—	—	—	—	(6,369)	—	(6,369)

Total Comprehensive income								57,556
Common dividends declared
($0.78 per share)	—	—	—	(22,820)	—	—	—	(22,820)
Stock options exercised	121,424	249	2,568	—	52	—	—	2,869
Restricted stock granted	48,750	79	(348)	—	269	—	—	—
Treasury shares acquired	(204,926)	—	80	—	(6,290)	—	—	(6,210)
Adjustment to shares issued in acquisition	(4,672)	(9)	(95)	—	—	—	—	(104)
Stock compensation expense	—	—	1,120	—	—	—	—	1,120
Deferred benefits for directors—net	—	—	(23)	—	—	—	23	—

December 31, 2013	29,175,236	$61,182	$244,974	$460,351	$(5,969)	$(12,734)	$(1,209)	$746,595

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
OPERATING ACTIVITIES
Net income	$63,925	$49,544	$43,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	6,978	6,052	6,238
Other net amortization	64	7,609	7,172
Provision for credit losses	9,086	19,874	35,311
Net securities gains	(684)	(2,463)	(963)
Net gains on sales of mortgage loans	(2,614)	(2,876)	(1,977)
Decrease (increase) in deferred income tax assets	6,527	(80)	874
Increase in cash surrender value of bank-owned life insurance—net	(4,664)	(3,516)	(3,572)
Contribution to pension plan	(5,000)	(5,000)	(5,000)
Loans originated for sale	(132,039)	(134,591)	(80,730)
Proceeds from the sale of loans originated for sale	145,474	124,676	87,423
Net change in: other assets and accrued interest receivable	26,371	5,212	5,300
Net change in: other liabilities and accrued interest payable	(4,195)	9,711	11,986
Other—net	2,251	2,663	2,829

Net cash provided by operating activities	111,480	76,815	108,700

INVESTING ACTIVITIES
Net increase in loans	(220,562)	(169,215)	(2,325)
Securities available-for-sale:
Proceeds from sales	9,265	202,810	20,050
Proceeds from maturities, prepayments and calls	241,023	401,589	468,902
Purchases of securities	(196,514)	(420,289)	(540,840)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	86,512	113,284	95,781
Purchases of securities	(85,838)	(93,051)	(223,953)
Net cash received from acquisitions	—	10,945	—
Proceeds from bank-owned life insurance	2,954	—	—
Purchases of premises and equipment—net	(8,845)	(5,970)	(2,514)
Sale of portfolio loans—net	7,506	15,332	6,902

Net cash (used in) provided by investing activities	(164,499)	55,435	(177,997)

FINANCING ACTIVITIES
Increase in deposits	119,359	95,001	221,543
Repayment of Federal Home Loan Bank borrowings	(70,850)	(115,611)	(85,080)
(Decrease) increase in other short-term borrowings	(11,938)	(108,255)	9,962
Increase in federal funds purchased	20,000	—	—
Repayment of junior subordinated debt	(7,732)	—	—
Dividends paid to common shareholders	(22,243)	(18,119)	(15,965)
Issuance of common stock	2,539	38	—
Treasury shares (purchased) sold—net	(6,170)	(24)	26

Net cash provided by (used in) financing activities	22,965	(146,970)	130,486

Net (decrease) increase in cash and cash equivalents	(30,054)	(14,720)	61,189
Cash and cash equivalents at beginning of the year	125,605	140,325	79,136

Cash and cash equivalents at end of the year	$95,551	$125,605	$140,325

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$36,309	$44,454	$56,386
Income taxes paid	18,050	11,920	10,550
Transfers of loans to other real estate owned	2,251	3,735	2,765
Transfers of portfolio loans to loans held for sale	11,245	22,146	17,192
Summary of Business Acquisition
Fair value of tangible assets acquired (including $26.4 million in cash)	$—	$611,400	$—
Fair value of other intangibles acquired	—	4,674	—
Fair value of liabilities assumed	—	(584,885)	—
Stock issued for the purchase of acquired company’s common stock	—	(53,667)	—
Warrant issued for the purchase of acquired company’s warrant	—	(865)	—
Cash paid for the acquisition	—	(15,448)	—

Goodwill and other intangibles recognized	$—	$(38,791)	$—

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 120 banking offices, one loan production office and 105 ATM machines in West Virginia, Ohio and western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc.

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

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has eight wholly-owned trust subsidiaries (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 10, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts”) and the minority interest in the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns non-controlling variable interests in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns which are not included in the Consolidated Financial Statements. Refer to Note 7, “Investments in Limited Partnerships” for further detail.

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

Other-than-temporary impairment losses: An investment security is considered impaired if its fair value is less than its cost or amortized cost basis. If WesBanco intends to sell or will be required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statements of Income. If WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, impaired securities prior to the recovery of their cost, a review is conducted each quarter to determine if the impairment is other-than-temporary due to credit impairment. In estimating other-than-temporary impairment losses, WesBanco considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the extent and duration of the decline in fair value, the type of security, either fixed or equity, and the receipt of principal and interest according to the contractual terms. If the impairment is to be considered temporary, the impairment for available-for-sale securities is recognized in other comprehensive income in the Consolidated Balance Sheet. If the impairment is to be considered other-than-temporary based on management’s review of the various factors that indicate credit impairment, the impairment must be separated into credit and non-credit portions. The credit portion is recognized in the Consolidated Statements of Income. For available-for-sale securities, the non-credit portion is calculated as the difference between the present value of the future cash flows and the fair value of the security and is recognized in other comprehensive income.

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

Loans are generally placed on non-accrual when they are 90 days past due unless the loan is well-secured and in the process of collection. Loans may be returned to accrual status when a borrower has resumed paying principal and interest for a sustained period of at least six months and the Bank is reasonably assured of collecting the remaining contractual principal and interest. Loans are returned to accrual status at an amount equal to the principal balance of the loan at the time of non-accrual status less any payments applied to principal during the non-accrual period. Loans are reported as a troubled debt restructuring (“TDR”) when WesBanco for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Refer to the “TDR” policy below for additional detail.

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

Management has determined that the greater of the most recent twelve or thirty-six month historical loss rate is generally the most indicative of probable losses in the portfolio because the twelve month loss rate more accurately reflects the adverse impact of current conditions during periods of economic stress while the thirty-six month loss rate more accurately reflects probable losses during normal economic cycles. Historical loss rates for longer periods than thirty-six months are not considered to be as meaningful because of changes in the risk profile and characteristics of the portfolio that can occur over longer periods of time.

Management may also adjust its assumptions to account for differences between estimated and actual incurred losses from period to period. The variability of management’s assumptions could alter the level of the allowance for credit losses and may have a material impact on future results of operations and financial condition. The loss estimation models and methods used to determine the allowance for credit losses is continually refined and enhanced; however there have been no material substantive changes compared to prior periods.

TDRs—A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date, or the expected duration of the loan. The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reduction of the unpaid principal or interest. Additionally, all consumer bankruptcies are considered TDR. All TDRs are considered impaired loans.

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

Goodwill is not amortized but is evaluated for impairment annually, or more often if events or circumstances indicate it may be impaired. Finite-lived intangible assets, which consist primarily of core deposit and customer list intangibles (long-term customer-relationship intangible assets) are amortized using straight-line and accelerated methods over their weighted-average estimated useful lives, ranging from ten to sixteen years in total, and are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable.

Goodwill is evaluated for impairment by first assessing qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. Under the qualitative assessment, WesBanco assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts, including goodwill. If it is more likely than not, the two-step goodwill impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. In the first step, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, step two, which involves comparing the implied fair value of goodwill to its carrying value, is completed and to the extent that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

WesBanco’s qualitative assessment included an evaluation of all relevant events and circumstances. The assessment considered macroeconomic conditions such as the general economic outlook, regional and national unemployment rates and recent trends in equity and credit markets. Additionally, industry and market considerations, such as market-dependent multiples and metrics relative to peers, were evaluated. WesBanco also considered recent trends in credit quality, overall financial performance, stock price appreciation, market capitalization, multiples of tangible book value, internal forecasts, and various other market-based methods to estimate the current fair value of its reporting units.

Intangible assets with finite useful lives (primarily core deposit and customer list intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. WesBanco does not have any indefinite-lived intangible assets.

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

Interest Rate Lock Commitments—In order to attract potential home borrowers, WesBanco offers interest rate lock commitments (“IRLC”) to such potential borrowers. IRLC are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some IRLC expire prior to the funding of the related loan. For all IRLC issued in connection with potential loans intended for sale, which consist primarily of originated longer-term fixed rate residential home mortgage loans that qualify for secondary market sale, the Bank enters into one-to-one forward sales contracts on a best efforts basis (if the loan does not close for whatever reason, there is no obligation on WesBanco’s part to sell the loan to the investor). WesBanco enters into such contracts in order to control interest rate risk during the period between the IRLC and loan funding. The IRLC is executed between the mortgagee and WesBanco, and in turn a forward sales contract is executed between WesBanco and an investor. Both the IRLC and the corresponding forward sales contract for each customer are considered a derivative. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration fallout. The fair value of forward sales contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at the lower of cost or market as “Loans Held for Sale” in the Consolidated Balance Sheets.

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

Level 3—Valuation is generated from model-based techniques where all significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of discounted cash flow models and similar techniques.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Earnings Per Common Share—Basic earnings per common share (“EPS”) are calculated by dividing net income available to common shareholders, by the weighted-average number of shares of common stock outstanding during the period. For diluted EPS, the weighted-average number of shares for the period is increased by the number of shares which would be issued assuming the exercise of in-the-money common stock options and any outstanding warrants. Restricted stock shares are recorded as issued and outstanding upon their grant, rather than upon vesting, and therefore are included in the weighted-average shares outstanding.

Trust Assets—Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain money market trust assets are held on deposit at the Bank and accounted for as such.

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

Defined Benefit Pension Plan—WesBanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. WesBanco recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value, an assumed rate of annual compensation increase and amortization or accretion of actuarial gains and losses as well as other actuarial assumptions. The plan has been closed to new entrants since August, 2007.

Recent Accounting Pronouncements—In January 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2014-04) related to in-substance repossessions and foreclosures. The pronouncement clarifies when an in-substance repossession or foreclosure occurs. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may be adopted under either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In January 2014, the FASB issued an accounting pronouncement (ASU 2014-01) which applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement should be applied retrospectively for all periods presented, effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In July 2013, the FASB issued an accounting pronouncement (ASU 2013-11) to improve the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The pronouncement is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The pronouncement is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

In February 2013, the FASB issued an accounting pronouncement (ASU 2013-02) to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to include references to other disclosures. The pronouncement is effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material impact on WesBanco’s consolidated financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2013	2012	2011
Numerator for both basic and diluted earnings per common share:
Net income	$63,925	$49,544	$43,809

Denominator:
Total average basic common shares outstanding	29,270,922	26,867,227	26,614,697
Effect of dilutive stock options and warrant	73,761	21,620	584

Total diluted average common shares outstanding	29,344,683	26,888,847	26,615,281

Earnings per common share—basic	$2.18	$1.84	$1.65
Earnings per common share—diluted	$2.18	$1.84	$1.65

Stock options representing shares of 42,701, 159,569 and 348,993 were not included in the computation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, because to do so would have been anti-dilutive.

NOTE 3. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2013				December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale
Obligations of government agencies	$75,164	$6	$(1,938)	$73,232	$96,257	$411	$(56)	$96,612
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	707,000	3,191	(15,924)	694,267	721,824	10,690	(304)	732,210
Obligations of states and political subdivisions	112,536	4,165	(355)	116,346	139,511	9,133	(9)	148,635
Corporate debt securities	38,777	174	(470)	38,481	32,706	213	(234)	32,685

Total debt securities	$933,477	$7,536	$(18,687)	$922,326	$990,298	$20,447	$(603)	$1,010,142
Equity securities	10,597	1,463	—	12,060	10,207	916	(21)	11,102

Total available-for-sale securities	$944,074	$8,999	$(18,687)	$934,386	$1,000,505	$21,363	$(624)	$1,021,244

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$99,409	$2,804	$(1,023)	$101,190	$152,872	$6,421	$(80)	$159,213
Other residential collateralized mortgage obligations	—	—	—	—	353	8	—	361
Obligations of states and political subdivisions	496,396	10,158	(13,906)	492,648	449,284	31,244	(829)	479,699
Corporate debt securities	2,715	—	(245)	2,470	—	—	—	—

Total held-to-maturity securities	$598,520	$12,962	$(15,174)	$596,308	$602,509	$37,673	$(909)	$639,273

Total securities	$1,542,594	$21,961	$(33,861)	$1,530,694	$1,603,014	$59,036	$(1,533)	$1,660,517

At December 31, 2013 and 2012, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2013. In many instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2013
(in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total

Available-for-sale
Obligations of government agencies	$—	$23,979	$35,982	$13,271	$—	$73,232
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	694,267	694,267
Obligations of states and political subdivisions	5,154	43,396	21,672	46,124	—	116,346
Corporate debt securities	6,072	12,155	15,624	4,630	—	38,481
Equity securities (2)	—	—	—	—	12,060	12,060

Total available-for-sale securities	$11,226	$79,530	$73,278	$64,025	$706,327	$934,386

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$101,190	$101,190
Obligations of states and political subdivisions	2,325	8,994	138,069	343,260	—	492,648
Corporate debt securities	—	—	2,470	—	—	2,470

Total held-to-maturity securities	$2,325	$8,994	$140,539	$343,260	$101,190	$596,308

Total securities	$13,551	$88,524	$213,817	$407,285	$807,517	$1,530,694

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $598.5 million.

Securities with aggregate fair values of $701.7 million and $710.5 million at December 31, 2013 and 2012, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $9.3 million, $202.8 million and $20.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net unrealized (losses) gains on available-for-sale securities included in accumulated other comprehensive income net of tax, as of December 31, 2013 and 2012 were ($6.1) million and $13.0 million, respectively. Gross security gains on available-for-sale securities of $0.3 million, $2.3 million and $1.1 million were realized for the years ended December 31, 2013, 2012 and 2011, respectively, while gross security losses on available-for-sale securities of $0.2 million, $0.2 million, and $0.1 million were realized for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, gross security gains of $0.6 million, $0.3 million and $0 million on held-to-maturity securities were realized for the years ended December 31, 2013, 2012 and 2011, respectively.

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2013 and 2012:

	December 31, 2013
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities

Obligations of government agencies	$54,356	$(1,911)	15	$5,083	$(27)	2	$59,439	$(1,938)	17
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	513,495	(14,639)	89	37,002	(2,308)	11	550,497	(16,947)	100
Obligations of states and political subdivisions	181,667	(10,830)	277	47,793	(3,431)	76	229,460	(14,261)	353
Corporate debt securities	19,837	(560)	7	2,845	(155)	1	22,682	(715)	8

Total temporarily impaired securities	$769,355	$(27,940)	388	$92,723	$(5,921)	90	$862,078	$(33,861)	478

	December 31, 2012
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$18,894	$(56)	6	$—	$—	—	$18,894	$(56)	6
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	38,913	(258)	20	9,966	(126)	10	48,879	(384)	30
Obligations of states and political subdivisions	72,521	(838)	107	—	—	—	72,521	(838)	107
Corporate debt securities	1,526	(57)	2	10,878	(177)	5	12,404	(234)	7
Equity securities	2,838	(21)	2	—	—	—	2,838	(21)	2

Total temporarily impaired securities	$134,692	$(1,230)	137	$20,844	$(303)	15	$155,536	$(1,533)	152

Unrealized losses on debt securities in the tables represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $11.6 million and $21.3 million at December 31, 2013 and 2012, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.7 million and $2.5 million at December 31, 2013 and 2012, respectively.

	December 31,	December 31,
(in thousands)	2013	2012
Commercial real estate:
Land and construction	$263,117	$193,004
Improved property	1,649,802	1,665,341

Total commercial real estate	1,912,919	1,858,345

Commercial and industrial	556,249	478,025
Residential real estate	890,804	793,702
Home equity	284,687	277,226
Consumer	250,258	280,464

Total portfolio loans	3,894,917	3,687,762

Loans held for sale	5,855	21,903

Total loans	$3,900,772	$3,709,665

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31,
	2013
	Commercial	Commercial
	Real Estate-	Real Estate-
	Land and	Improved	Commercial	Residential	Home		Deposit
(in thousands)	Construction	Property	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$3,741	$23,614	$9,326	$7,182	$2,458	$5,557	$821	$52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total beginning allowance for credit losses	3,768	23,639	9,541	7,188	2,507	5,576	821	53,040

Provision for credit losses:
Provision for loan losses	2,726	843	1,633	1,169	(8)	2,138	324	8,825
Provision for loan commitments	274	37	(85)	(1)	36	—	—	261

Total provision for credit losses	3,000	880	1,548	1,168	28	2,138	324	9,086

Charge-offs	(536)	(6,915)	(1,505)	(3,079)	(549)	(3,819)	(880)	(17,283)
Recoveries	125	615	471	401	116	1,144	255	3,127

Net charge-offs	(411)	(6,300)	(1,034)	(2,678)	(433)	(2,675)	(625)	(14,156)

Balance at end of period:
Allowance for loan losses	6,056	18,157	9,925	5,673	2,017	5,020	520	47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total ending allowance for credit losses	$6,357	$18,219	$10,055	$5,678	$2,102	$5,039	$520	$47,970

	For the Year Ended December 31,
	2012
	Commercial	Commercial
	Real Estate-	Real Estate-
	Land and	Improved	Commercial	Residential	Home		Deposit
(in thousands)	Construction	Property	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,842	$24,748	$11,414	$5,638	$1,962	$5,410	$796	$54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total beginning allowance for credit losses	4,916	24,769	11,737	5,642	1,995	5,423	796	55,278

Provision for credit losses:
Provision for loan losses	2,171	5,452	2,147	5,039	1,610	2,963	619	20,001
Provision for loan commitments	(47)	4	(108)	2	16	6	—	(127)

Total provision for credit losses	2,124	5,456	2,039	5,041	1,626	2,969	619	19,874

Charge-offs	(3,879)	(7,693)	(4,625)	(3,902)	(1,144)	(3,851)	(871)	(25,965)
Recoveries	607	1,107	390	407	30	1,035	277	3,853

Net charge-offs	(3,272)	(6,586)	(4,235)	(3,495)	(1,114)	(2,816)	(594)	(22,112)

Balance at end of period:
Allowance for loan losses	3,741	23,614	9,326	7,182	2,458	5,557	821	52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total ending allowance for credit losses	$3,768	$23,639	$9,541	$7,188	$2,507	$5,576	$821	$53,040

	For the Year Ended December 31,
	2011
	Commercial	Commercial
	Real Estate-	Real Estate-
	Land and	Improved	Commercial	Residential	Home		Deposit
(in thousands)	Construction	Property	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,701	$30,836	$10,793	$5,950	$2,073	$5,641	$1,057	$61,051
Allowance for loan commitments	1,037	285	65	1	14	2	—	1,404

Total beginning allowance for credit losses	5,738	31,121	10,858	5,951	2,087	5,643	1,057	62,455

Provision for credit losses:
Provision for loan losses	7,436	12,385	8,799	3,940	571	2,753	363	36,247
Provision for loan commitments	(963)	(264)	258	3	19	11	—	(936)

Total provision for credit losses	6,473	12,121	9,057	3,943	590	2,764	363	35,311

Charge-offs	(7,494)	(19,466)	(9,087)	(4,627)	(798)	(4,037)	(936)	(46,445)
Recoveries	199	993	909	375	116	1,053	312	3,957

Net charge-offs	(7,295)	(18,473)	(8,178)	(4,252)	(682)	(2,984)	(624)	(42,488)

Balance at end of period:
Allowance for loan losses	4,842	24,748	11,414	5,638	1,962	5,410	796	54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total ending allowance for credit losses	$4,916	$24,769	$11,737	$5,642	$1,995	$5,423	$796	$55,278

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential
	Land and	Improved	and	Real	Home		Over-
(in thousands)	Construction	Property	Industrial	Estate	Equity	Consumer	draft	Total
December 31, 2013
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$51	$681	$—	$—	$—	$—	$732
Allowance for loans collectively evaluated for impairment	6,056	18,106	9,244	5,673	2,017	5,020	520	46,636
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total allowance for credit losses	$6,357	$18,219	$10,055	$5,678	$2,102	$5,039	$520	$47,970

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,321	$1,754	$—	$—	$—	$—	$6,075
Collectively evaluated for impairment	263,117	1,645,481	554,495	890,804	284,687	250,258	—	3,888,842

Total portfolio loans	$263,117	$1,649,802	$556,249	$890,804	$284,687	$250,258	$—	$3,894,917

December 31, 2012
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$832	$911	$—	$—	$—	$—	$—	$1,743
Allowance for loans collectively evaluated for impairment	2,909	22,703	9,326	7,182	2,458	5,557	821	50,956
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total allowance for credit losses	$3,768	$23,639	$9,541	$7,188	$2,507	$5,576	$821	$53,040

Portfolio loans:
Individually evaluated for impairment (1)	$2,545	$6,987	$—	$—	$—	$—	$—	$9,532
Collectively evaluated for impairment	190,459	1,658,354	478,025	793,702	277,226	280,464	—	3,678,230

Total portfolio loans	$193,004	$1,665,341	$478,025	$793,702	$277,226	$280,464	$—	$3,687,762

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

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

Criticized or marginal loans are currently protected but have weaknesses, which, if not corrected, may inadequately protect the Bank at some future date. These loans represent an unwarranted credit risk and would generally not be extended in the normal course of lending. Specific issues which may warrant this grade include declining financial results, increased reliance on secondary sources of repayment or guarantor support and adverse external influences that may negatively impact the business or property.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans

As of December 31, 2013
Excellent—minimal risk	$—	$360	$73,389	$73,749
Good—desirable risk	39,409	710,137	197,269	946,815
Fair—acceptable risk	213,822	838,283	260,915	1,313,020
Criticized—marginal	6,498	57,983	10,768	75,249
Classified—substandard	3,388	43,039	13,908	60,335
Classified—doubtful	—	—	—	—

Total	$263,117	$1,649,802	$556,249	$2,469,168

As of December 31, 2012
Excellent—minimal risk	$—	$789	$64,255	$65,044
Good—desirable risk	38,292	701,447	152,853	892,592
Fair—acceptable risk	136,643	826,790	242,564	1,205,997
Criticized—marginal	10,573	66,906	9,298	86,777
Classified—substandard	7,496	69,409	9,055	85,960
Classified—doubtful	—	—	—	—

Total	$193,004	$1,665,341	$478,025	$2,336,370

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $14.4 million at December 31, 2013 and $17.9 million at December 31, 2012, of which $2.0 and $4.9 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)

As of December 31, 2013
Commercial real estate:
Land and construction	$261,165	$2	$—	$1,950	$1,952	$263,117	$248
Improved property	1,632,973	2,482	2,346	12,001	16,829	1,649,802	318

Total commercial real estate	1,894,138	2,484	2,346	13,951	18,781	1,912,919	566
Commercial and industrial	552,414	1,112	977	1,746	3,835	556,249	—
Residential real estate	875,192	1,641	4,710	9,261	15,612	890,804	1,289
Home equity	281,004	1,581	470	1,632	3,683	284,687	411
Consumer	245,876	3,223	649	510	4,382	250,258	325

Total portfolio loans	3,848,624	10,041	9,152	27,100	46,293	3,894,917	2,591
Loans held for sale	5,855	—	—	—	—	5,855	—

Total loans	$3,854,479	$10,041	$9,152	$27,100	$46,293	$3,900,772	$2,591

Impaired loans included above are as follows:
Non-accrual loans	$9,028	$588	$2,722	$24,295	$27,605	$36,633
TDRs accruing interest (1)	13,595	171	881	214	1,266	14,861

Total impaired	$22,623	$759	$3,603	$24,509	$28,871	$51,494

As of December 31, 2012
Commercial real estate:
Land and construction	$189,072	$1,470	$—	$2,462	$3,932	$193,004	$—
Improved property	1,643,833	5,722	2,224	13,562	21,508	1,665,341	338

Total commercial real estate	1,832,905	7,192	2,224	16,024	25,440	1,858,345	338
Commercial and industrial	475,186	283	412	2,144	2,839	478,025	98
Residential real estate	774,006	4,231	4,833	10,632	19,696	793,702	3,199
Home equity	274,235	1,352	197	1,442	2,991	277,226	722
Consumer	273,329	4,655	1,123	1,357	7,135	280,464	937

Total portfolio loans	3,629,661	17,713	8,789	31,599	58,101	3,687,762	5,294
Loans held for sale	21,903	—	—	—	—	21,903	—

Total loans	$3,651,564	$17,713	$8,789	$31,599	$58,101	$3,709,665	$5,294

Impaired loans included above are as follows:
Non-accrual loans	$11,724	$591	$1,747	$25,310	$27,648	$39,372
TDRs accruing interest (1)	21,665	794	827	995	2,616	24,281

Total impaired	$33,389	$1,385	$2,574	$26,305	$30,264	$63,653

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

Impaired Loans—A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans generally included all non-accrual loans and TDRs.

Loans are generally placed on non-accrual when they are 90 days past due unless the loan is well-secured and in the process of collection. Loans may also be placed on non-accrual when full collection of principal is in doubt even if payments on such loans remain current, or may remain on non-accrual if they were past due but subsequently brought current.

Loans are categorized as TDRs when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.

The following tables summarize impaired loans:

	Impaired Loans
	December 31, 2013			December 31, 2012
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance

With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,663	$2,564	$—	$9,278	$5,577	$—
Improved property	21,421	19,628	—	27,515	24,455	—
Commercial and industrial	3,773	3,249	—	4,546	4,019	—
Residential real estate	22,006	20,090	—	22,146	20,269	—
Home equity	2,675	2,506	—	2,437	2,207	—
Consumer	1,402	1,182	—	1,757	1,517	—

Total impaired loans without a specific allowance	53,940	49,219	—	67,679	58,044	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	1,627	1,627	832
Improved property	729	729	51	4,098	3,982	911
Commercial and industrial	1,546	1,546	681	—	—	—

Total impaired loans with a specific allowance	2,275	2,275	732	5,725	5,609	1,743

Total impaired loans	$56,215	$51,494	$732	$73,404	$63,653	$1,743

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related specific allowance recorded:
Commercial real estate:
Land and construction	$4,552	$87	$9,054	$157	$11,541	$447
Improved property	22,702	610	28,493	632	33,534	890
Commercial and industrial	3,757	112	6,408	123	9,088	222
Residential real estate	19,915	803	15,724	639	14,673	307
Home equity	2,262	68	1,324	64	1,092	6
Consumer	1,377	89	480	95	240	4

Total impaired loans without a specific allowance	54,565	1,769	61,483	1,710	70,168	1,876

With a specific allowance recorded:
Commercial real estate:
Land and construction	1,234	—	2,888	54	4,383	35
Improved property	2,746	22	7,388	196	17,325	301
Commercial and industrial	309	89	—	—	736	—

Total impaired loans with a specific allowance	4,289	111	10,276	250	22,444	336

Total impaired loans	$58,854	$1,880	$71,759	$1,960	$92,612	$2,212

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2013	December 31, 2012

Commercial real estate:
Land and construction	$2,564	$4,668
Improved property	17,305	18,239

Total commercial real estate	19,869	22,907

Commercial and industrial	4,380	3,387
Residential real estate	10,240	11,247
Home equity	1,604	1,184
Consumer	540	647

Total	$36,633	$39,372

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2013			December 31, 2012
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$1,601	$1,601	$2,537	$2,935	$5,472
Improved property	3,052	3,658	6,710	10,198	6,452	16,650

Total commercial real estate	3,052	5,259	8,311	12,735	9,387	22,122

Commercial and industrial	415	579	994	632	728	1,360
Residential real estate	9,850	2,991	12,841	9,022	4,077	13,099
Home equity	902	289	1,191	1,022	519	1,541
Consumer	642	206	848	870	290	1,160

Total	$14,861	$9,324	$24,185	$24,281	$15,001	$39,282

As of December 31, 2013, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. The 2012 ending TDR balance includes accruing and non-accrual TDRs totaling $9.4 million related to the implementation during the year of a regulatory requirement for primarily mortgage, home equity and consumer loans discharged in bankruptcy, which the borrower has continued to repay after the discharge. As a result of including these loans in the TDR population at the end of 2012 the number of defaults in 2013 increased over the prior year, as noted below.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2013 and 2012:

	New TDRs (1) For the Year Ended December 31, 2013			New TDRs (1) For the Year Ended December 31, 2012
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Land and construction	2	$366	$353	2	$577	$576
Improved property	10	769	564	13	2,889	2,245

Total commercial real estate	12	1,135	917	15	3,466	2,821

Commercial and industrial	8	173	162	18	431	380
Residential real estate	30	2,688	2,557	170	8,149	7,693
Home equity	5	122	92	79	1,673	1,501
Consumer	13	144	101	83	893	689

Total	68	$4,262	$3,829	365	$14,612	$13,084

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the year ended December 31, 2013 that were restructured within the last twelve months prior to December 31, 2013 and 2012:

	Defaulted TDRs (1) For the Year Ended December 31, 2013		Defaulted TDRs (1) For the Year Ended December 31, 2012
	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
(dollars in thousands)
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	1	911

Total commercial real estate	—	—	1	911

Commercial and industrial	1	14	—	—
Residential real estate	12	1,043	1	45
Home equity	2	51	—	—
Consumer	—	—	—	—

Total	15	$1,108	2	$956

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2013 and 2012.

TDRs that defaulted during the twelve month period that were restructured during the twelve months ended December 31, 2013 represented 4.6% of the total TDR balance at December 31, 2013. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At December 31, 2013, only one of the loans in the table above was accruing interest.

The following table summarizes the recognition of interest income on impaired loans:

	For the years ended December 31,
(in thousands)	2013	2012	2011
Average impaired loans	$58,854	$71,759	$92,612
Amount of contractual interest income on impaired loans	3,225	3,463	4,727
Amount of interest income recognized on impaired loans	1,880	1,960	2,212

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2013	2012
Other real estate owned	$4,689	$5,741
Repossessed assets	171	247

Total other real estate owned and repossessed assets	$4,860	$5,988

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2013	2012
Land and improvements	$26,666	$26,065
Buildings and improvements	102,980	98,877
Furniture and equipment	83,023	77,866

Total cost	212,669	202,808
Accumulated depreciation and amortization	(119,512)	(113,942)

Total premises and equipment, net	$93,157	$88,866

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2013, 2012 and 2011 was $7.0 million, $6.1 million and $6.2 million, respectively.

WesBanco leases certain premises and equipment under non-cancellable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under leases was $2.7 million, $2.5 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2013 are as follows (in thousands):

Year	Amount
2014	$2,544
2015	2,314
2016	1,896
2017	1,588
2018	1,107
2019 and thereafter	8,091

Total	$17,540

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $312.1 million and $312.9 million at December 31, 2013 and 2012, respectively. WesBanco’s other intangible assets of $9.3 million and $11.6 million at December 31, 2013 and 2012, respectively, primarily consist of core deposit and other customer list intangibles which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of other intangible assets totaled $2.3 million, $2.2 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. WesBanco completed its annual goodwill impairment evaluation as of November 30, 2013 by performing a qualitative assessment and determined that goodwill was not impaired.

As of December 31, 2013, there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2013, the date of the most recent goodwill impairment evaluation. Therefore, WesBanco has concluded that goodwill is not impaired as of December 31, 2013. Additionally, there were no events or changes in circumstances indicating impairment of intangible assets as of December 31, 2013.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2013	2012
Other intangible assets:
Gross carrying amount	$38,048	$38,048
Accumulated amortization	(28,720)	(26,432)

Net carrying amount of other intangible assets	$9,328	$11,616

The following table shows the amortization on WesBanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2014	$1,920
2015	1,634
2016	1,401
2017	1,179
2018	965

NOTE 7. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because WesBanco is not considered the primary beneficiary. All of WesBanco’s investments in limited partnerships are privately held, and their market values are not readily available. Investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period. At December 31, 2013 and 2012, WesBanco had $2.6 million and $2.8 million, respectively, invested in these partnerships. WesBanco also recognizes the unconditional unfunded equity contributions of $1.1 million and $0.5 million at December 31, 2013 and 2012, respectively, in other liabilities. For the years ended December 31, 2013, 2012 and 2011, WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses and impairment of $1.2 million, $1.5 million, and $0.9 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $0.8 million, $0.9 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

WesBanco is also a limited partner in eight other limited partnerships which provide seed money and capital to startup companies, and financing to low-income housing projects. At December 31, 2013 and 2012, WesBanco had $4.6 million invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ net gains of $31 thousand and $5 thousand for the years ended December 31, 2013 and 2012, respectively, and net losses of $60 thousand for the year ended December 31, 2011.

NOTE 8. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $809.7 million and $827.6 million as of December 31, 2013 and 2012, respectively. Interest expense on certificates of deposit of $100 thousand or more was $13.0 million, $14.9 million and $15.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2014	$796,009
2015	400,222
2016	153,624
2017	50,795
2018	86,684
2019 and thereafter	24,144

Total	$1,511,478

NOTE 9. FHLB AND OTHER SHORT-TERM BORROWINGS

WesBanco is a member of the FHLB system. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2013 and 2012, WesBanco had FHLB borrowings of $39.5 million and $111.2 million, with a remaining weighted-average interest rate of 3.81% and 3.04%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $11.6 million at December 31, 2013 and $21.3 million at December 31, 2012 is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at December 31, 2013 and 2012 was estimated to be approximately $1.6 billion and $1.3 billion, respectively.

Other short-term borrowings of $150.5 million and $143.0 million at December 31, 2013, and 2012, respectively, may consist of securities sold under agreements to repurchase, federal funds purchased, and outstanding borrowings on a revolving line of credit. At December 31, 2013 and 2012, securities sold under agreements to repurchase were $130.5 million and $143.0 million, with a weighted average interest rate during the year of 1.87% and 2.36%, respectively. There were $20.0 million of federal funds purchased with an interest rate of 0.7% as of December 31, 2013 and none outstanding as of December 31, 2012. Additionally, there were no outstanding borrowings on the revolving line of credit in either year.

Securities sold under agreements to repurchase are generally transacted with the Bank’s customers and other banks. Securities are pledged to these creditors at the time of the transaction in an amount at least equal to the outstanding balance. The borrowings consist of callable repurchase agreements and overnight sweep checking accounts. Callable repurchase agreements transacted with other banks were $42.7 million at December 31, 2013, of which $20.0 million have fixed rates for the remainder of the agreements. Overnight sweep checking accounts were $87.8 million, of which $3.6 million have fixed rates for the remainder of the agreements.

The revolving line of credit, which is a senior obligation of the parent company, was renewed with a correspondent bank on July 22, 2013. This line accrues interest at an adjusted LIBOR rate, provides for aggregated secured borrowings of up to $25.0 million and matures on July 31, 2014.

NOTE 10. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

The Trusts, consisting of WesBanco Capital Trust II, WesBanco Capital Statutory Trust III, and WesBanco Capital Trusts IV, V and VI, Oak Hill Capital Trusts 2, 3 and 4, are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to WesBanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco, and former Oak Hill Financial, Inc., acquired by WesBanco in 2007, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide WesBanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by WesBanco of the obligations of these Trust Preferred Securities. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. The Oak Hill Trusts 2 and 3 were organized in 2004 and Trust 4 was organized in 2005.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. All of the Trust Preferred Securities qualified under the current rules as Tier 1 instruments at December 31, 2013, but no such securities issued in the future will count as Tier 1 capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

The following table shows WesBanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2013:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date

WesBanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
WesBanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	4,941	155	5,096	6/30/2035	6/30/2015

Total trust preferred securities	$102,941	$3,196	$106,137

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 3.40% through March 30, 2014, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 3.35% through March 26, 2014, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 2.89% through March 17, 2014, adjustable quarterly.
(4)	Variable rate based on the three-month LIBOR plus 1.77% with a current rate of 2.01% through March 17, 2014, adjustable quarterly.
(5)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 2.65% through January 18, 2014, adjustable quarterly.
(6)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 2.55% through January 18, 2014, adjustable quarterly.
(7)	Fixed rate of 5.96% through June 30, 2015 and three-month LIBOR plus 1.60% thereafter, adjustable quarterly.

On January 29, 2013, WesBanco provided a notice of redemption to the holders of FB Capital Statutory Trust III Floating Rate Junior Subordinated Deferrable Debentures (the “Securities”), previously issued by Fidelity. The Securities were redeemed on March 15, 2013 in full at a redemption price of 100% of the principal plus accrued and unpaid interest. The aggregate redemption price, excluding accrued interest, totaled approximately $7.7 million.

NOTE 11. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan—The WesBanco, Inc. Defined Benefit Pension Plan (“the Plan”) established on January 1, 1985, is a non-contributory, defined benefit pension plan. The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements. Benefits of the Plan are generally based on years of service and the employee’s compensation during the last five years of employment. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. WesBanco uses a December 31 measurement date for the Plan.

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2013	2012
Accumulated benefit obligation at end of year	$81,478	$85,744

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$94,502	$76,503
Service cost	3,120	2,737
Interest cost	4,096	3,882
Actuarial (gain) loss	(8,286)	14,406
Benefits paid	(2,792)	(3,026)

Projected benefit obligation at end of year	$90,640	$94,502

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$82,608	$72,830
Actual return on plan assets	15,458	7,804
Employer contribution	5,000	5,000
Benefits paid	(2,792)	(3,026)

Fair value of plan assets at end of year	$100,274	$82,608

Amounts recognized in the statement of financial position:
Funded status	$9,634	$(11,894)

Net amounts recognized as receivable (payable) pension costs in the consolidated balance sheets	$9,634	$(11,894)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$227	$273
Unrecognized net loss	12,371	33,655

Net amounts recognized in accumulated other comprehensive income (before tax)	$12,598	$33,928

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.17%	4.36%
Rate of compensation increase	3.97%	3.00%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the years ended December 31,
(dollars in thousands)	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$3,120	$2,737	$2,580
Interest cost	4,096	3,882	3,636
Expected return on plan assets	(5,993)	(5,541)	(5,663)
Amortization of prior service cost	45	45	59
Amortization of net loss	3,534	2,287	1,276

Net periodic pension cost	$4,802	$3,410	$1,888

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss for period	$(17,751)	$12,143	$11,183
Amortization of prior service cost	(45)	(45)	(59)
Amortization of net loss	(3,534)	(2,287)	(1,276)

Total recognized in other comprehensive income	$(21,330)	$9,811	$9,848

Total recognized in net periodic pension cost and other comprehensive income	$(16,528)	$13,221	$11,736

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.36%	5.11%	5.53%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected long-term return on assets	7.25%	7.75%	8.25%

The estimated net loss and prior service credit for the Plan that will be amortized from accumulated other comprehensive income into the net periodic pension cost over the next fiscal year are $1.3 million and $45 thousand, respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized over the average remaining service period of approximately 10 years.

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class. The rate will remain unchanged for 2014.

Pension Plan Investment Policy and Strategy—The investment policy as established by the Retirement Plans Committee, to be followed by the Trustee, which is WesBanco’s Trust and Investment Services department, is to invest assets based on the target allocations shown in the table below. Assets are reallocated periodically by the Trustee based on the ranges set forth by the Retirement Plans Committee to meet the target allocations. The investment policy is also subject to review periodically to determine if the policy should be changed. Plan assets are to be invested with the principal objective of maximizing long-term total return without exposing Plan assets to undue risk, taking into account the Plan’s funding needs and benefit obligations. Assets are to be invested in a balanced portfolio composed primarily of equities, fixed income and cash or cash equivalent money market investments.

A maximum of 5% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds which invest in foreign stock. WesBanco common stock can represent up to 10% of the total market value. Corporate bonds selected for purchase must be rated Baa1 by Moody’s or BBB+ by Standard and Poors or higher. No more than 5% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years. There is no limit on the holdings of U.S.

Treasury or Federal Agency Securities. At December 31, 2013 and 2012 the Plan’s equity securities included 55,300 shares of WesBanco common stock with a fair market value of $1.8 million and $1.2 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2013	December 31,
		2013	2012
Asset Category:
Equity securities	55 - 75%	68%	55%
Debt securities	25 - 55%	30%	43%
Cash and cash equivalents	0-5%	2%	2%

Total		100%	100%

The fair values of WesBanco’s pension plan assets at December 31, 2013 and 2012, by asset category are as follows:

		December 31, 2013
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$9,716	$9,716	$—	$—
Equity securities	64,804	64,804	—	—
Corporate debt securities	12,752	—	12,752	—
Municipal obligations	2,041	—	2,041	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	11,450	—	11,450	—

Total defined benefit pension plan assets (1)	$100,763	$74,520	$26,243	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $100,274.

		December 31, 2012
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$8,692	$8,692	$—	$—
Equity securities	47,162	47,162	—	—
Corporate debt securities	12,697	—	12,697	—
Municipal obligations	2,561	—	2,561	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	11,533	—	11,533	—

Total defined benefit pension plan assets (1)	$82,645	$55,854	$26,791	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $82,608.

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

Cash Flows—WesBanco has no required minimum contribution to the Plan for 2014 and as of December 31, 2013 has not determined the amount of any voluntary contribution it may make in 2014.

The following table presents estimated benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2014	$3,121
2015	3,436
2016	3,694
2017	3,989
2018	4,316
2019 to 2023	26,997

Employee Stock Ownership and 401(k) Plan (“KSOP”)—WesBanco sponsors a KSOP plan consisting of a non-contributory leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the three years ended December 31, 2013, 2012 and 2011, respectively, WesBanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. No ESOP contribution has been made for any of the past three years.

As of December 31, 2013, the KSOP held 656,414 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Total expense for the KSOP was $2.1 million, $1.8 million, and $1.7 million in 2013, 2012 and 2011, respectively.

Fidelity had a non-contributory, tax qualified ESOP for the benefit of officers and employees who had met certain eligibility requirements related to age and length of service. Fidelity submitted a request to the IRS for a favorable determination in order to terminate the plan and distribute the assets to participants. Accordingly, the ESOP was frozen and all participants became 100% vested on November 30, 2012. The IRS favorable determination letter was received on September 18, 2013 and substantially all assets were distributed to the participants at December 31, 2013. As part of the distribution of assets, WesBanco purchased 190,544 shares of WesBanco common stock that was held in the ESOP. The purchase was made under the March 2007 board-approved stock repurchase plan.

Incentive Bonus, Option and Restricted Stock Plan—The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus, a Long-Term Incentive Bonus, a Stock Option component, and a Restricted Stock component. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned through the attainment of certain performance goals or on a time-based vesting requirement. Performance goals or service vesting requirements are established by WesBanco’s Compensation Committee. WesBanco had 568,228 and 703,278 shares remaining for future issuance under equity compensation plans at December 31, 2013 and 2012, respectively.

Annual Bonus

Compensation expense for the Annual Bonus was $1.3 million, $1.3 million and $1.2 million for 2013, 2012, and 2011, respectively. There was no Long-Term Incentive Bonus granted for any of these periods.

Stock Options

On May 15, 2013, WesBanco granted 88,800 stock options to selected participants, including certain named executive officers at an exercise price of $25.00 per share. The options granted in 2013 are service-based and vest in two equal installments on December 31, 2013 and December 31, 2014 and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.3 million for both 2013 and 2012. At December 31, 2013, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.2 million with an expense recognition period of 1.0 year remaining. The maximum term of options granted under WesBanco’s stock option plan is ten years from the original grant date.

The total intrinsic value of options exercised for each of the years ended December 31, 2013 and 2012 was $0.8 million and less than $0.1 million, respectively. The cash received and related tax benefit realized from stock options exercised was $2.6 million and $0.3 million in 2013 and was immaterial in 2012. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2013	2012	2011
Weighted-average life	4.5 years	4.9 years	4.7 Years
Risk-free interest rate	0.74%	0.73%	1.74%
Dividend yield	3.04%	3.40%	3.04%
Volatility factor	32.31%	32.30%	30.20%
Fair value of the grants	$5.05	$3.96	$4.01

The weighted-average life assumption is an estimate of the length of time that an employee might hold an option before option exercise, option expiration or employment termination. The weighted-average life assumption was developed using historical experience. WesBanco used a weighted historical volatility of its common stock price over the weighted average life prior to each issuance as the volatility factor assumption, adjusted for abnormal volatility during certain periods, and current and future dividend payment expectations for the dividend assumption.

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the year ended December 31, 2013
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	339,519	$22.48
Granted during the year	88,800	25.00
Exercised during the year	(121,424)	21.22
Forfeited or expired during the year	(9,134)	26.32

Outstanding at end of the year	297,761	$23.62

Exercisable at year end	255,236	$23.39

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year end was $2.5 million and $2.2 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2013:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2004	25,835	$26.60	25,835	$26.60	0.38
2007 (1)	5,401	29.63	5,401	29.63	0.97
2007	37,300	30.75	37,300	30.75	0.37
2008	33,500	21.72	33,500	21.72	1.39
2010	28,425	19.27	28,425	19.27	3.38
2011	33,250	19.76	33,250	19.76	4.38
2012	49,000	20.02	49,000	20.02	5.38
2013	42,525	25.00	85,050	25.00	6.38

Total	255,236	$19.27 to $30.75	297,761	$23.62	3.77

(1)	Remaining options assumed in the November 30, 2007 acquisition of Oak Hill Financial, Inc.

Restricted Stock

During 2013, WesBanco granted 48,750 shares of restricted stock to certain officers. The restricted shares are service-based and cliff vest 36 months from the date of grant. The weighted average fair value of the restricted stock granted was $25.89 per share. Compensation expense relating to all restricted stock was $0.8 million, $0.6 million, and $0.4 million in 2013, 2012 and 2011, respectively. At December 31, 2013, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $1.2 million with a weighted average expense recognition period of 2.02 years remaining. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on the restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends to participants.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the year ended December 31, 2013	Restricted Stock	Average Grant Date Fair Value Per Share
Non-vested at January 1, 2013	83,309	$19.97
Granted during the year	48,750	25.89
Vested during the year	(40,788)	19.86
Forfeited or expired during the year	(2,535)	25.04
Dividend reinvestment	2,458	25.61

Non-vested at end of the year	91,194	$23.20

NOTE 12. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, consulting fees, ATM expenses, postage, communications, supplies, legal fees, other real estate owned and foreclosure expenses, and other expenses. Other operating expenses are presented below:

	For the years ended December 31,
(in thousands)	2013	2012	2011
Miscellaneous franchise and other taxes	$5,887	$5,629	$5,334
Consulting, regulatory and advisory fees	4,445	3,971	3,599
ATM and interchange expenses	4,310	3,748	2,921
Postage	3,317	3,071	3,201
Communications	2,717	2,536	2,600
Supplies	2,675	2,460	2,440
Legal fees	2,549	2,517	2,888
Other real estate owned and foreclosure expenses	1,753	2,082	3,188
Other	9,684	9,433	7,810

Total other operating expenses	$37,337	$35,447	$33,981

NOTE 13. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Net tax-exempt interest income on securities of state and political subdivisions	(6.7%)	(9.0%)	(9.6%)
State income taxes, net of federal tax effect	1.6%	1.5%	1.3%
Bank-owned life insurance	(1.9%)	(1.9%)	(2.3%)
General business credits	(3.5%)	(4.4%)	(5.8%)
All other—net	—	0.3%	(0.3%)

Effective tax rate	24.5%	21.5%	18.3%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2013	2012	2011
Current:
Federal	$12,399	$12,275	$8,028
State	1,837	1,393	935
Deferred:
Federal	6,267	(119)	748
State	260	39	127

Total	$20,763	$13,588	$9,838

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2013	2012	2011
Securities and defined benefit pension plan unrecognized items	$(3,707)	$(3,192)	$(612)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2013	2012	2011
Deferred tax assets:
Allowance for loan losses	$17,414	$19,901	$20,341
Compensation and benefits	2,324	10,192	5,634
Security gains and losses	3,261	2,261	198
Purchase accounting adjustments	3,544	8,037	777
Non-accrual interest income	1,850	1,745	1,803
Tax credit carryforwards	11,517	11,838	12,986
Federal net operating loss carryforwards	1,415	2,316	649
Fair value adjustments on securities available-for-sale	2,772	—	—
Other	3,175	3,070	2,034

Gross deferred tax assets	47,272	59,360	44,422

Deferred tax liabilities:
Depreciation and amortization	(1,416)	(962)	(912)
Accretion on securities	(262)	(397)	(2,123)
Fair value adjustments on securities available-for-sale	—	(8,806)	(8,456)
Other	(983)	(1,257)	(1,201)

Gross deferred tax liabilities	(2,661)	(11,422)	(12,692)

Net deferred tax assets	$44,611	$47,938	$31,730

WesBanco has a valuation allowance on certain capital loss carryforwards. The amount is immaterial to the financial statements. However, no valuation allowance was established for the remaining deferred tax assets since management believes that deferred tax assets are likely to be realized through a carry-back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $8.2 million of general business credit carryforwards which expire between 2030 and 2032. WesBanco also has $3.3 million of alternative minimum tax credits that may be carried forward indefinitely. WesBanco has deferred tax assets relating to federal net operating loss carryforwards of $1.4 million which expire between 2030 and 2031.

As a result of the acquisition of Fidelity in 2012 and the previous acquisitions of Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at both December 31, 2013 and 2012 includes $15.2 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $5.6 million for both 2013 and 2012. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $0.2 million, $0.9 million, and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At both December 31, 2013 and December 31, 2012, WesBanco had approximately $0.7 million of unrecognized tax benefits and interest. As of December 31, 2013, $0.7 million of these tax benefits would affect the effective tax rate if recognized. At both December 31, 2013 and December 31, 2012, accrued interest related to uncertain tax positions was $0.1 million net of the related federal tax benefit. WesBanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. WesBanco is no longer subject to any income tax examinations for years prior to 2010 with the exception of certain amended Oak Hill tax returns. Fidelity returns are no longer subject to any income tax examinations for years prior to September 30, 2010. WesBanco anticipates that a reduction in the unrecognized tax benefits of up to $0.1 million may occur in the next twelve months from the expected settlement of Oak Hill refund claims.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the years ended December 31,
(in thousands)	2013	2012	2011
Balance at beginning of year	$668	$784	$949
Additions based on tax positions related to the current year	140	147	92
Reductions for tax positions of prior years	—	—	—
Reductions due to the statute of limitations	(135)	(263)	(257)
Settlements	—	—	—

Balance at end of year	$673	$668	$784

NOTE 14. FAIR VALUE MEASUREMENTS

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2013 and 2012:

		December 31, 2013 Fair Value Measurements Using:
(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities—available-for-sale
Obligations of government agencies	$73,232	$—	$73,232	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	694,267	—	694,267	—
Obligations of state and political subdivisions	116,346	—	116,346	—
Corporate debt securities	38,481	—	38,481	—
Equity securities	12,060	9,962	2,098	—

Total securities—available-for-sale	$934,386	$9,962	$924,424	$—

Total recurring fair value measurements	$934,386	$9,962	$924,424	$—

Nonrecurring fair value measurements
Impaired loans	$1,543	$—	$—	$1,543
Other real estate owned and repossessed assets	4,860	—	—	4,860
Mortgage servicing rights	852	—	—	852
Loans held for sale	5,855	—	5,855	—

Total nonrecurring fair value measurements	$13,110	$—	$5,855	$7,255

		December 31, 2012 Fair Value Measurements Using:
(in thousands)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities—available-for-sale
Obligations of government agencies	$96,612	$—	$96,612	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	732,210	—	732,210	—
Obligations of state and political subdivisions	148,635	—	148,612	23
Corporate debt securities	32,685	—	32,685	—
Equity securities	11,102	9,059	2,043	—

Total securities—available-for-sale	$1,021,244	$9,059	$1,012,162	$23

Total recurring fair value measurements	$1,021,244	$9,059	$1,012,162	$23

Nonrecurring fair value measurements
Impaired loans	$3,866	$—	$—	$3,866
Other real estate owned and repossessed assets	5,988	—	—	5,988
Mortgage servicing rights	825	—	—	825
Loans held for sale	21,903	—	21,903	—

Total nonrecurring fair value measurements	$32,582	$—	$21,903	$10,679

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2, or 3 for the years ended December 31, 2013 or 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range /Weighted Average
December 31, 2013:
Impaired loans	$1,543	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (29.1%) / (15.6%)
			Liquidation expenses (2)	(3.5%) to (8.0%) / (4.7%)
Other real estate owned and repossessed assets	4,860	Appraisal of collateral (1)(3)
Mortgage servicing rights	852	Discounted cash flow	Remaining term	2.5 yrs to 25.8 yrs / 15.1 yrs
			Discount rate	9.0% to 12.0% / 9.8%

December 31, 2012:
Impaired loans	$3,866	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (50.8%) / (13.7%)
			Liquidation expenses (2)	(3.9%) to (8.0%) / (6.8%)
Other real estate owned and repossessed assets	5,988	Appraisal of collateral (1)(3)
Mortgage servicing rights	825	Discounted cash flow	Remaining term	2.8 yrs to 27.0 yrs / 15.8 yrs
			Discount rate	9.0% to 12.0% / 9.8%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses are presented as a percent of the appraisal. The adjustment of appraised value is measured as the effect on fair value as a percentage of unpaid principal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

(in thousands)	Carrying Amount	Fair Value Estimate	Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Financial Assets
Cash and due from banks	$95,551	$95,551	$95,551	$—	$—
Securities available-for-sale	934,386	934,386	9,962	924,424	—
Securities held-to-maturity	598,520	596,308	—	595,581	727
Net loans	3,847,549	3,754,465	—	—	3,754,465
Loans held for sale	5,855	5,855	—	5,855	—
Accrued interest receivable	18,960	18,960	18,960	—	—
Bank owned life insurance	121,390	121,390	121,390	—	—

Financial Liabilities
Deposits	5,062,530	5,076,207	3,551,052	1,525,155	—
Federal Home Loan Bank borrowings	39,508	42,314	—	42,314	—
Other borrowings	150,536	153,015	104,196	48,819	—
Junior subordinated debt	106,137	74,038	—	74,038	—
Accrued interest payable	2,354	2,354	2,354	—	—

December 31, 2012:
Financial Assets
Cash and due from banks	$125,605	$125,605	$125,605	$—	$—
Securities available-for-sale	1,021,244	1,021,244	9,059	1,012,162	23
Securities held-to-maturity	602,509	639,273	—	638,469	804
Net loans	3,635,063	3,600,068	—	—	3,600,068
Loans held for sale	21,903	21,903	—	21,903	—
Accrued interest receivable	19,354	19,354	19,354	—	—
Bank owned life insurance	119,671	119,671	119,671	—	—

Financial Liabilities
Deposits	4,944,284	4,963,356	3,294,664	1,668,692	—
Federal Home Loan Bank borrowings	111,187	114,461	—	114,461	—
Other borrowings	142,971	142,753	95,768	46,985	—
Junior subordinated debt	113,832	64,624	—	64,624	—
Accrued interest payable	3,856	3,856	3,856	—	—

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

Junior subordinated debt owed to unconsolidated subsidiary trusts: Due to the pooled nature of these instruments, which are not actively traded, estimated fair value is based on recent similar transactions of single issuer trust preferred securities.

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

NOTE 15. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Accumulated Other Comprehensive Income (1)
(in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

Other comprehensive income before reclassifications	11,224	(19,102)	—	(7,878)
Amounts reclassified from accumulated other comprehensive income	2,211	(56)	(646)	1,509

Period change	13,435	(19,158)	(646)	(6,369)

Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

Balance at December 31, 2011	$(15,155)	$11,292	$2,961	$(902)

Other comprehensive income before reclassifications	(7,660)	3,086	—	(4,574)
Amounts reclassified from accumulated other comprehensive income	1,414	(1,346)	(957)	(889)

Period change	(6,246)	1,740	(957)	(5,463)

Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

Balance at December 31, 2010	$(9,036)	$4,879	$4,288	$131

Other comprehensive income before reclassifications	(7,028)	7,017	—	(11)
Amounts reclassified from accumulated other comprehensive income	909	(604)	(1,327)	(1,022)

Period change	(6,119)	6,413	(1,327)	(1,033)

Balance at December 31, 2011	$(15,155)	$11,292	$2,961	$(902)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2013	2012	2011
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(89)	$(2,142)	$(963)	Net securities gains (Non-interest income)
Related income tax expense	33	796	359	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(56)	(1,346)	(604)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(1,029)	(1,534)	(2,060)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	383	577	733	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(646)	(957)	(1,327)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	3,579	2,332	1,335	Employee benefits (Non-interest expense)
Related income tax benefit	(1,368)	(918)	(426)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	2,211	1,414	909

Total reclassifications for the period	$1,509	$(889)	$(1,022)

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 11, “Employee Benefit Plans” for additional detail.

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.6 million and $0.3 million as of December 31, 2013 and December 31, 2012, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was immaterial as of December 31, 2013 and December 31, 2012.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2013	2012
Lines of credit	$964,777	$769,525
Loans approved but not closed	73,937	218,531
Overdraft limits	96,291	93,654
Letters of credit	18,686	20,078
Contingent obligations to purchase loans funded by other entities	6,327	6,668

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

NOTE 17. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

WesBanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of WesBanco Bank, is a Certified Development Entity (“CDE”) with $60 million of New Markets Tax Credits (“NMTC”). The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. WesBanco will be eligible to receive $23.4 million in tax credits over the seven-year credit allowance period for its investment of up to $60.0 million in WBCDC. At December 31, 2013, all of the $60.0 million in NMTC authority had been invested in WBCDC, with the final $5.0 million invested in 2013.

WesBanco Bank recognized $2.2 million, $1.9 million and $2.1 million in NMTC in its income tax provision for the years ended December 31, 2013, 2012 and 2011, respectively. The following table sets forth the NMTC expected to be claimed by WesBanco Bank on its federal income tax returns for years 2014 through 2017 with respect to aggregate QEI amounts invested as of December 31, 2013. These tax credits are subject to certain general business tax credit limitations, as well as the alternative minimum tax, and are therefore limited in deductibility currently due to the applicability of alternative minimum tax on WesBanco’s federal income tax return. A total of $6.4 million of such NMTC have been carried forward to future tax years.

(in thousands)	Aggregate QEI Amount	New Markets Tax Credit
Year		2014	2015	2016	2017
2004	$10,000	$—	$—	$—	$—
2005	10,000	—	—	—	—
2008	7,500	450	—	—	—
2009	2,500	150	150	—	—
2010	14,000	840	840	840	—
2011	5,000	300	300	300	300
2012	6,000	300	360	360	360
2013	5,000	250	250	300	300

Total	$60,000	$2,290	$1,900	$1,800	$960

The NMTC claimed by WesBanco Bank with respect to each QEI remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	if less than substantially all (generally defined as 85%) of the QEI proceeds are not used by WBCDC to make qualified low income community investments;

•	WBCDC ceases to be a CDE; or

•	WBCDC redeems its QEI investment prior to the end of the current credit allowance periods.

At December 31, 2013, 2012 and 2011 none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2013, and the results of its operations and cash flows for the year ended December 31, 2013:

BALANCE SHEET

(in thousands)	December 31, 2013
Assets
Cash and due from banks	$25,040
Loans, net of allowance for loan losses of $206	43,526
Investments	897
Other assets	636

Total Assets	$70,099

Liabilities	$857
Shareholder Equity	69,242

Total Liabilities and Shareholder Equity	$70,099

STATEMENT OF INCOME

(in thousands)	For the year ended December 31, 2013
Interest income
Loans	$1,610

Total interest income	1,610
Recovery of loan losses	(161)

Net interest income after provision for loan losses	1,771
Non-interest expense	91

Income before taxes	1,680
Provision for income taxes	634

Net income	$1,046

STATEMENT OF CASH FLOWS

(in thousands)	For the year ended December 31, 2013
Operating Activities
Net income	$1,046
Recovery of loan losses	(161)
Net change in other assets	(192)
Net change in liabilities	264

Net cash provided by operating activities	957

Investing Activities
Decrease in loans	630

Net provided by investing activities	630

Financing Activities
Qualified equity investment by parent company	5,000

Net cash provided by financing activities	5,000

Net increase in cash and cash equivalents	6,587
Cash and cash equivalents at beginning of year	18,453

Cash and cash equivalents at end of year	$25,040

NOTE 18. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $4.7 million, $4.5 million and $5.6 million as of December 31, 2013, 2012, and 2011, respectively. During 2013, $1.6 million in related party loans were funded and $1.4 million were repaid. At December 31, 2013, 2012 and 2011, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 19. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, WesBanco. WesBanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Department of Banking. WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, WesBanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by WesBanco Bank to WesBanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2013, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $33.0 million from WesBanco Bank.

WesBanco and WesBanco Bank are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The average required reserve balance was $5.0 million during 2013 and 2012, respectively.

Additionally, WesBanco and WesBanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and for banking subsidiaries a minimum Tier 1 leverage ratio of 4% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define “well-capitalized” levels of Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6%, 10%, and 5%, respectively. WesBanco and WesBanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2013 and 2012. There are no conditions or events since December 31, 2013 that management believes have changed WesBanco’s “well-capitalized” category.

WesBanco currently has $106.1 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $102.9 million, issued by unconsolidated trust subsidiaries of WesBanco underlying such junior subordinated debt, are included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

(dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	December 31, 2013			December 31, 2012
				Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$544,083	9.27%	$234,863	$510,512	9.34%	$218,640
Tier 1 capital to risk-weighted assets	4.00%		6.00%	544,083	13.06%	166,691	510,512	12.82%	159,287
Total capital to risk-weighted assets	8.00%		10.00%	591,451	14.19%	333,382	560,331	14.07%	318,573

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$502,165	8.58%	$234,109	$475,527	8.80%	$216,132
Tier 1 capital to risk-weighted assets	4.00%		6.00%	502,165	12.11%	165,828	475,527	12.00%	158,504
Total capital to risk-weighted assets	8.00%		10.00%	549,533	13.25%	331,656	525,104	13.25%	317,007

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

NOTE 20. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2013	2012
ASSETS
Cash and short-term investments	$22,973	$16,213
Investment in subsidiaries—Bank	806,586	788,961
Investment in subsidiaries—Nonbank	5,527	5,442
Securities available-for-sale, at fair value	4,113	4,569
Other assets	18,983	16,937

Total Assets	$858,182	$832,122

LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$106,137	$113,832
Dividends payable and other liabilities	5,450	4,106

Total Liabilities	111,587	117,938
SHAREHOLDERS’ EQUITY	746,595	714,184

Total Liabilities and Shareholders’ Equity	$858,182	$832,122

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2013	2012	2011
Dividends from subsidiaries—Bank	$42,000	$36,500	$29,000
Dividends from subsidiaries—Nonbank	860	562	725
Income from securities	194	102	97
Net securities gain (loss)	6	11	(88)
Other income	67	96	61

Total income	43,127	37,271	29,795
Total expense	5,810	7,145	5,158

Income before income tax benefit and undistributed net income of subsidiaries	37,317	30,126	24,637
Income tax benefit	(2,132)	(2,305)	(1,959)

Income before undistributed net income of subsidiaries	39,449	32,431	26,596
Equity in undistributed net income of subsidiaries	24,476	17,113	17,213

NET INCOME	$63,925	$49,544	$43,809

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2013	2012	2011
OPERATING ACTIVITIES
Net income	$63,925	$49,544	$43,809
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(24,476)	(17,113)	(17,213)
(Gain) losses on securities	(6)	(11)	88
(Increase) decrease in other assets	(1,957)	129	(193)
Other—net	1,975	(13)	1,290

Net cash provided by operating activities	39,461	32,536	27,781

INVESTING ACTIVITIES
Proceed from sales—securities available-for-sale	1,009	591	—
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	(104)	(23,467)	—

Net cash provided by (used in) investing activities	905	(22,876)	—

FINANCING ACTIVITIES
Repayment of junior subordinated debt	(7,732)	—	—
Issuance of common stock	2,539	38	—
Treasury shares (purchased) sold—net	(6,170)	(24)	26
Dividends paid to common and preferred shareholders	(22,243)	(18,119)	(15,965)

Net cash used in financing activities	(33,606)	(18,105)	(15,939)

Net increase (decrease) in cash and cash equivalents	6,760	(8,445)	11,842
Cash and short-term investments at beginning of year	16,213	24,658	12,816

Cash and short-term investments at end of year	$22,973	$16,213	$24,658

NOTE 21. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $3.7 billion, $3.2 billion and $3.0 billion at December 31, 2013, 2012, and 2011, respectively. These assets are held by WesBanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2013:
Interest income	$217,890	$—	$217,890
Interest expense	32,403	—	32,403

Net interest income	185,487	—	185,487
Provision for credit losses	9,086	—	9,086

Net interest income after provision for credit losses	176,401	—	176,401
Non-interest income	49,708	19,577	69,285
Non-interest expense	149,136	11,862	160,998

Income before provision for income taxes	76,973	7,715	84,688
Provision for income taxes	17,677	3,086	20,763

Net income	$59,296	$4,629	$63,925

For the year ended December 31, 2012:
Interest income	$211,686	$—	$211,686
Interest expense	43,335	—	43,335

Net interest income	168,351	—	168,351
Provision for credit losses	19,874	—	19,874

Net interest income after provision for credit losses	148,477	—	148,477
Non-interest income	46,731	18,044	64,775
Non-interest expense	139,093	11,027	150,120

Income before provision for income taxes	56,115	7,017	63,132
Provision for income taxes	10,781	2,807	13,588

Net income	$45,334	$4,210	$49,544

For the year ended December 31, 2011:
Interest income	$224,167	$—	$224,167
Interest expense	54,802	—	54,802

Net interest income	169,365	—	169,365
Provision for credit losses	35,311	—	35,311

Net interest income after provision for credit losses	134,054	—	134,054
Non-interest income	42,715	17,173	59,888
Non-interest expense	129,771	10,524	140,295

Income before provision for income taxes	46,998	6,649	53,647
Provision for income taxes	7,178	2,660	9,838

Net income	$39,820	$3,989	$43,809

Total non-fiduciary assets of the trust and investment services segment were $3.9 million, $2.8 million, and $2.7 million at December 31, 2013, 2012, and 2011, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

NOTE 22. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2013 and 2012.

	2013 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$54,892	$54,424	$54,317	$54,257	$217,890
Interest expense	8,764	8,435	8,186	7,019	32,403

Net interest income	46,128	45,989	46,131	47,238	185,487
Provision for credit losses	2,102	1,021	2,819	3,144	9,086

Net interest income after provision for credit losses	44,026	44,968	43,312	44,094	176,401
Non-interest income	17,480	17,038	17,131	16,953	68,601
Net securities gains	16	686	(15)	(3)	684
Non-interest expense	40,747	39,499	40,009	40,743	160,998

Income before income taxes	20,775	23,193	20,419	20,301	84,688
Provision for income taxes	4,754	6,176	4,884	4,948	20,763

Net income	$16,021	$17,017	$15,535	$15,353	$63,925

Earnings per common share—basic	$0.55	$0.58	$0.53	$0.52	$2.18

Earnings per common share—diluted	$0.55	$0.58	$0.53	$0.52	$2.18

	2012 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$53,680	$52,545	$52,288	$53,172	$211,686
Interest expense	11,850	11,005	10,594	9,886	43,335

Net interest income	41,830	41,540	41,694	43,286	168,351
Provision for credit losses	6,202	5,903	4,497	3,272	19,874

Net interest income after provision for credit losses	35,628	35,637	37,197	40,014	148,477
Non-interest income	15,222	14,600	15,646	16,845	62,312
Net securities gains	100	1,294	316	752	2,463
Non-interest expense	35,665	36,084	36,790	41,581	150,120

Income before income taxes	15,285	15,447	16,369	16,030	63,132
Provision for income taxes	3,295	3,449	3,463	3,380	13,588

Net income	$11,990	$11,998	$12,906	$12,650	$49,544

Earnings per common share—basic	$0.45	$0.45	$0.48	$0.46	$1.84

Earnings per common share—diluted	$0.45	$0.45	$0.48	$0.46	$1.84

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2013, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

The information required by this Item 12 (other than the information provided below under the heading Equity Compensation Plan Information) is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Ownership of Securities by Directors, Nominees and Officers and Beneficial Owners of More Than 5% of the Common Stock of the Corporation.

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	297,761	$23.62	568,228
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Transactions with Directors and Officers and Election of Directors. Additional information concerning related party transactions is set forth in the Annual Report under Note 18, “Transactions with Related Parties” in the Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the applicable information in our Proxy Statement set forth under the heading Independent Auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K

(1) CONSOLIDATED FINANCIAL STATEMENTS: Reference is made to Part II Item 8, of this Annual Report on Form 10-K.

(2) FINANCIAL STATEMENT SCHEDULES: No financial statement schedules are being filed since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes.

(3) EXHIBIT LISTING Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location
2.1	Agreement and Plan of Merger dated July 19, 2012 by and among, WesBanco, Inc., WesBanco Bank Inc., Fidelity Bancorp, Inc., and Fidelity Savings Bank	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 20, 2012

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco , Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated February 24, 2011).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 25, 2011.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.5	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.6	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.7	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.8	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.9	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

Exhibit Number	Document	Location
4.10	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.11	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.12	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.13	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.14	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.15	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.16	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.17	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.18	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.19	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.20	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.21	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.22	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.23	Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.24	Form of Capital Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

Exhibit Number	Document	Location
4.25	Form of Common Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.26	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.27	Warrant to Purchase Common Stock of WesBanco, Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 3, 2012.

4.28	Notice of redemption to the holders of FB Capital Statutory Trust III Floating Rate Junior Subordinated Deferrable Debentures	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on January 31, 2013.

10.1	WesBanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 22, 2010.

10.2	Employment Agreement with Paul M. Limbert. **	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-72228 filed by the Registrant with The Securities and Exchange Commission on November 30,1993.

10.3	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.**	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.4	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.5	Form of employment agreement by and between WesBanco Bank Inc., executive officers, and WesBanco, Inc. (effective date) as follows: Peter W. Jaworski (effective May 28, 2003) and Lynn D. Asensio (effective January 7, 2006).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.6	Revolving Credit Agreement dated July 12, 2006, between WesBanco, Inc., (as borrower) and JP Morgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 17, 2006.

10.7	Amendment, dated June 8, 2009, to the Amended and Restated Credit Agreement, dated July 12, 2006, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 10, 2009.

10.8	Amended and Restated Credit Agreement, dated September 16, 2009, to the Amended and Restated Credit Agreement dated as of July 12, 2006, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 21, 2009.

Exhibit Number	Document	Location
10.9	Amendment, dated August 2, 2010, to the Amended and Restated Credit Agreement dated September 16, 2009, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 12, 2010.

10.10	Amended and Restated Credit Agreement, dated August 1, 2011, to the Amended and Restated Credit Agreement dated September 16, 2009, as amended August 2, 2010, between WesBanco, Inc., (as borrower) and JPMorgan Chase Bank, N.A. (as lender).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 5, 2011.

10.11	Note Modification Agreement, effective July 22, 2013, to the Line of Credit Note dated August 1, 2011 between WesBanco, Inc. and JPMorgan Chase Bank, N.A,	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 25, 2013.

10.12	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.13	Form of Amendment to Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M. Limbert. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.14	Form of Amended and Restated Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M. Limbert (along with the related 10 year benefit of $100,000 at age 65).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.15	Form of Amended and Restated Salary Continuation Agreement – With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000); Peter W. Jaworski ($25,000) and Brent E. Richmond ($12,000).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.16	Amended and Restated WesBanco, Inc. KSOP. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.17	WesBanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.18	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Peter W. Jaworski and Brent E. Richmond.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

Exhibit Number	Document	Location
10.19	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Paul M. Limbert, Robert H. Young, and Bernard B. Twigg.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.20	Amendment No. 1, Second Amendment, and Third Amendment to the WesBanco, Inc., KSOP. **	Incorporated by reference to Form S-8 filed by the Registrant with the Securities and Exchange Commission on April 24, 2009.

10.21	Fourth Amendment to the WesBanco, Inc. KSOP, executed April 15, 2009.**	*

10.22	Fifth Amendment to the WesBanco, Inc. KSOP, executed December 17, 2009.**	*

10.23	Sixth Amendment to the WesBanco, Inc. KSOP, executed November 30, 2012.**	*

10.24	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and each of Paul M. Limbert and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.25	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.26	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.27	Consulting Agreement dated December 3, 2012 by and between WesBanco, Inc., and Richard G. Spencer.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 3, 2012.

10.28	Amended and Restated Employment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Jonathan D. Dargusch.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.29	Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Jonathan D. Dargusch.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.30	Employment Agreement by and between WesBanco Bank, Inc., Todd F. Clossin and WesBanco, Inc.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

10.31	Restricted Stock Agreement by and between WesBanco, Inc. and Todd F. Clossin.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 2, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

Exhibit Number	Document	Location
24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	The following materials from WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.	***

*	Filed herewith
**	Indicates management compensatory plan, contract, or arrangement
***	Filed electronically

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

WESBANCO, INC.

By:	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 28, 2014.

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

By:	/s/ Paul M. Limbert
Paul M. Limbert
Attorney-in-fact

Christopher V. Criss	Jay T. McCamic
Abigail M. Feinknopf	Henry L. Schulhoff
John W. Fisher, II	Richard G. Spencer
Ernest S. Fragale	Reed J. Tanner
Vaughn L. Kiger
D. Bruce Knox