Form 10-Q
period 2014-03-31
WESBANCO INC
filed 2014-04-24
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2014, there were 29,212,110 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	March 31, 2014	December 31, 2013

ASSETS
Cash and due from banks, including interest bearing amounts of $31,881 and $15,550, respectively	$175,196	$95,551
Securities:
Available-for-sale, at fair value	959,775	934,386
Held-to-maturity (fair values of $607,886 and $596,308, respectively)	597,624	598,520

Total securities	1,557,399	1,532,906

Loans held for sale	6,300	5,855

Portfolio loans, net of unearned income	3,887,102	3,894,917
Allowance for loan losses	(45,483)	(47,368)

Net portfolio loans	3,841,619	3,847,549

Premises and equipment, net	92,814	93,157
Accrued interest receivable	20,149	18,960
Goodwill and other intangible assets, net	320,931	321,426
Bank-owned life insurance	122,265	121,390
Other assets	100,904	107,979

Total Assets	$6,237,577	$6,144,773

LIABILITIES
Deposits:
Non-interest bearing demand	$1,022,119	$960,814
Interest bearing demand	918,629	857,761
Money market	980,890	942,768
Savings deposits	824,276	789,709
Certificates of deposit	1,469,804	1,511,478

Total deposits	5,215,718	5,062,530

Federal Home Loan Bank borrowings	23,282	39,508
Other short-term borrowings	92,737	150,536
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,146	106,137

Total borrowings	222,165	296,181

Accrued interest payable	2,250	2,354
Other liabilities	36,327	37,113

Total Liabilities	5,476,460	5,398,178

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 29,367,511 issued in 2014 and 2013, respectively; outstanding: 29,212,110 and 29,175,236 shares in 2014 and 2013, respectively	61,182	61,182
Capital surplus	245,085	244,974
Retained earnings	470,352	460,351
Treasury stock (155,401 and 192,275 shares in 2014 and 2013, respectively, at cost)	(4,822)	(5,969)
Accumulated other comprehensive loss	(9,461)	(12,734)
Deferred benefits for directors	(1,219)	(1,209)

Total Shareholders’ Equity	761,117	746,595

Total Liabilities and Shareholders’ Equity	$6,237,577	$6,144,773

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$42,746	$44,276
Interest and dividends on securities:
Taxable	7,225	7,433
Tax-exempt	3,385	3,127

Total interest and dividends on securities	10,610	10,560

Other interest income	101	56

Total interest and dividend income	53,457	54,892

INTEREST EXPENSE
Interest bearing demand deposits	374	301
Money market deposits	440	339
Savings deposits	130	141
Certificates of deposit	3,630	6,148

Total interest expense on deposits	4,574	6,929

Federal Home Loan Bank borrowings	211	319
Other short-term borrowings	557	623
Junior subordinated debt owed to unconsolidated subsidiary trusts	790	893

Total interest expense	6,132	8,764

NET INTEREST INCOME	47,325	46,128
Provision for credit losses	2,199	2,102

Net interest income after provision for credit losses	45,126	44,026

NON-INTEREST INCOME
Trust fees	5,648	5,018
Service charges on deposits	3,860	4,197
Electronic banking fees	3,013	2,866
Net securities brokerage revenue	1,829	1,497
Bank-owned life insurance	875	1,949
Net gains on sales of mortgage loans	154	712
Net securities gains	10	16
Net gain / (loss) on other real estate owned and other assets	113	(46)
Other income	1,547	1,287

Total non-interest income	17,049	17,496

NON-INTEREST EXPENSE
Salaries and wages	16,467	15,826
Employee benefits	5,708	6,345
Net occupancy	3,491	3,192
Equipment	2,783	2,407
Marketing	1,003	805
FDIC insurance	877	971
Amortization of intangible assets	495	625
Restructuring and merger-related expense	—	1,178
Other operating expenses	9,271	9,398

Total non-interest expense	40,095	40,747

Income before provision for income taxes	22,080	20,775
Provision for income taxes	5,659	4,754

NET INCOME	$16,421	$16,021

EARNINGS PER COMMON SHARE
Basic	$0.56	$0.55
Diluted	$0.56	$0.55

AVERAGE COMMON SHARES OUTSTANDING
Basic	29,182,183	29,211,321
Diluted	29,262,680	29,268,483

DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.19

COMPREHENSIVE INCOME	$19,694	$15,580

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014 and 2013

						Accumulated
	Common Stock					Other	Deferred
(unaudited, in thousands, except	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2013	29,175,236	$61,182	$244,974	$460,351	$(5,969)	$(12,734)	$(1,209)	$746,595

Net income	—	—	—	16,421	—	—	—	16,421
Other comprehensive income	—	—	—	—	—	3,273	—	3,273

Comprehensive income	—	—	—	—	—	—	—	19,694
Common dividends declared ($0.22 per share)	—	—	—	(6,420)	—	—	—	(6,420)
Treasury shares acquired	(2,258)	—	49	—	(68)	—	—	(19)
Stock options exercised	37,092	—	(176)	—	1,152	—	—	976
Restricted stock granted	2,040	—	(63)	—	63	—	—	—
Stock compensation expense	—	—	291	—	—	—	—	291
Deferred benefits for directors- net	—	—	10	—	—	—	(10)	—

March 31, 2014	29,212,110	$61,182	$245,085	$470,352	$(4,822)	$(9,461)	$(1,219)	$761,117

December 31, 2012	29,214,660	$60,863	$241,672	$419,246	$—	$(6,365)	$(1,232)	$714,184

Net income	—	—	—	16,021	—	—	—	16,021
Other comprehensive loss	—	—	—	—	—	(441)	—	(441)

Comprehensive income	—	—	—	—	—	—	—	15,580
Common dividends declared ($0.19 per share)	—	—	—	(5,552)	—	—	—	(5,552)
Treasury shares acquired	(620)	—	—	—	(14)	—	—	(14)
Stock options exercised	4,650	8	76	—	14	—	—	98
Adjustment to shares issued in acquisition	(4,672)	(9)	(95)	—	—	—	—	(104)
Stock compensation expense	—	—	217	—	—	—	—	217
Deferred benefits for directors- net	—	—	10	—	—	—	(10)	—

March 31, 2013	29,214,018	$60,862	$241,880	$429,715	$—	$(6,806)	$(1,242)	$724,409

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2014	2013
NET CASH PROVIDED BY OPERATING ACTIVITIES	$23,985	$31,308

INVESTING ACTIVITIES
Net decrease in loans	3,446	3,243
Securities available-for-sale:
Proceeds from sales	3,155	3,371
Proceeds from maturities, prepayments and calls	53,631	95,683
Purchases of securities	(77,725)	(73,129)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	12,325	21,224
Purchases of securities	(12,240)	(11,811)
Purchases of premises and equipment - net	(1,485)	(1,198)

Net cash (used in) provided by investing activities	(18,893)	37,383

FINANCING ACTIVITIES
Increase in deposits	153,387	61,558
Repayment of Federal Home Loan Bank borrowings	(16,181)	(50,206)
Decrease in other short-term borrowings	(37,682)	(14,477)
Decrease in federal funds purchased	(20,000)	—
Repayment of junior subordinated debt	—	(7,732)
Dividends paid to common shareholders	(5,833)	(5,260)
Treasury shares sold - net	862	—
Issuance of common stock	—	84

Net cash provided by (used in) financing activities	74,553	(16,033)

Net increase in cash and cash equivalents	79,645	52,658
Cash and cash equivalents at beginning of the period	95,551	125,605

Cash and cash equivalents at end of the period	$175,196	$178,263

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$6,589	$9,000
Income taxes paid	—	2,875
Transfers of loans to other real estate owned	1,287	472

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Recent accounting pronouncements — In January 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2014-04) related to in-substance repossessions and foreclosures. The pronouncement clarifies when an in-substance repossession or foreclosure occurs. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may be adopted under either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s consolidated financial statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 30,
(unaudited, in thousands, except shares and per share amounts)	2014	2013
Numerator for both basic and diluted earnings per common share:
Net income	$16,421	$16,021

Denominator:
Total average basic common shares outstanding	29,182,183	29,211,321
Effect of dilutive stock options and warrant	80,497	57,162

Total diluted average common shares outstanding	29,262,680	29,268,483

Earnings per common share - basic	$0.56	$0.55
Earnings per common share - diluted	$0.56	$0.55

Stock options representing shares of 33,000 and 92,169 were not included in the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, because to do so would have been anti-dilutive.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31, 2014				December 31, 2013
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$73,025	$43	$(1,067)	$72,001	$75,164	$6	$(1,938)	$73,232
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	732,810	2,913	(12,918)	722,805	707,000	3,191	(15,924)	694,267
Obligations of states and political subdivisions	109,686	4,977	(143)	114,520	112,536	4,165	(355)	116,346
Corporate debt securities	37,745	247	(200)	37,792	38,777	174	(470)	38,481

Total debt securities	$953,266	$8,180	$(14,328)	$947,118	$933,477	$7,536	$(18,687)	$922,326
Equity securities	11,253	1,404	—	12,657	10,597	1,463	—	12,060

Total available-for-sale securities	$964,519	$9,584	$(14,328)	$959,775	$944,074	$8,999	$(18,687)	$934,386

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$94,363	$3,035	$(799)	$96,599	$99,409	$2,804	$(1,023)	$101,190
Obligations of states and political subdivisions	499,544	15,263	(7,064)	507,743	496,396	10,158	(13,906)	492,648
Corporate debt securities	3,717	—	(173)	3,544	2,715	—	(245)	2,470

Total held-to-maturity securities	$597,624	$18,298	$(8,036)	$607,886	$598,520	$12,962	$(15,174)	$596,308

Total securities	$1,562,143	$27,882	$(22,364)	$1,567,661	$1,542,594	$21,961	$(33,861)	$1,530,694

At March 31, 2014, and December 31, 2013, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2014. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	March 31, 2014
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Obligations of government agencies	$445	$9,754	$37,579	$24,223	$—	$72,001
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	722,805	722,805
Obligations of states and political subdivisions	6,250	43,038	20,029	45,203	—	114,520
Corporate debt securities	5,035	12,179	15,712	4,866	—	37,792
Equity securities (2)	—	—	—	—	12,657	12,657

Total available-for-sale securities	$11,730	$64,971	$73,320	$74,292	$735,462	$959,775

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$96,599	$96,599
Obligations of states and political subdivisions	2,338	11,912	147,062	346,431	—	507,743
Corporate debt securities	—	—	3,544	—	—	3,544

Total held-to-maturity securities	$2,338	$11,912	$150,606	$346,431	$96,599	$607,886

Total securities	$14,068	$76,883	$223,926	$420,723	$832,061	$1,567,661

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $597.6 million.

Securities with aggregate fair values of $714.8 million and $701.7 million at March 31, 2014 and December 31, 2013, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $3.2 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively. Net unrealized (losses) gains on available-for-sale securities included in accumulated other comprehensive income net of tax, as of March 31, 2014 and December 31, 2013 were ($3.0) million and ($6.1) million, respectively. Gross security gains and losses for the three months ended March 31, 2014 and 2013, respectively, were immaterial.

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Obligations of government agencies	$51,859	$(1,064)	8	$445	$(3)	1	$52,304	$(1,067)	9
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	492,979	(10,431)	84	62,232	(3,286)	12	555,211	(13,717)	96
Obligations of states and political subdivisions	120,739	(4,599)	182	56,116	(2,608)	89	176,855	(7,207)	271
Corporate debt securities	6,743	(203)	4	2,547	(170)	1	9,290	(373)	5

Total temporarily impaired securities	$672,320	$(16,297)	278	$121,340	$(6,067)	103	$793,660	$(22,364)	381

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Obligations of government agencies	$54,356	$(1,911)	15	$5,083	$(27)	2	$59,439	$(1,938)	17
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	513,495	(14,639)	89	37,002	(2,308)	11	550,497	(16,947)	100
Obligations of states and political subdivisions	181,667	(10,830)	277	47,793	(3,431)	76	229,460	(14,261)	353
Corporate debt securities	19,837	(560)	7	2,845	(155)	1	22,682	(715)	8

Total temporarily impaired securities	$769,355	$(27,940)	388	$92,723	$(5,921)	90	$862,078	$(33,861)	478

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) Pittsburgh and FHLB Cincinnati stock totaling $10.5 million and $11.6 million at March 31, 2014 and December 31, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.8 million and $2.7 million at March 31, 2014 and December 31, 2013, respectively.

	March 31,	December 31,
(unaudited, in thousands)	2014	2013
Commercial real estate:
Land and construction	$234,484	$263,117
Improved property	1,681,094	1,649,802

Total commercial real estate	1,915,578	1,912,919

Commercial and industrial	560,511	556,249
Residential real estate	888,666	890,804
Home equity	284,879	284,687
Consumer	237,468	250,258

Total portfolio loans	3,887,102	3,894,917

Loans held for sale	6,300	5,855

Total loans	$3,893,402	$3,900,772

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Three Months Ended March 31, 2014 and 2013
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2013:
Allowance for loan losses	$6,056	$18,157	$9,925	$5,673	$2,017	$5,020	$520	$47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total beginning allowance for credit losses	6,357	18,219	10,055	5,678	2,102	5,039	520	47,970

Provision for credit losses:
Provision for loan losses	(1,051)	(509)	2,128	869	153	305	361	2,256
Provision for loan commitments	(8)	(53)	3	—	1	—	—	(57)

Total provision for credit losses	(1,059)	(562)	2,131	869	154	305	361	2,199

Charge-offs	—	(493)	(2,276)	(879)	(155)	(752)	(180)	(4,735)
Recoveries	—	120	65	109	11	227	62	594

Net charge-offs	—	(373)	(2,211)	(770)	(144)	(525)	(118)	(4,141)

Balance at March 31, 2014:
Allowance for loan losses	5,005	17,275	9,842	5,772	2,026	4,800	763	45,483
Allowance for loan commitments	293	9	133	5	86	19	—	545

Total ending allowance for credit losses	$5,298	$17,284	$9,975	$5,777	$2,112	$4,819	$763	$46,028

Balance at December 31, 2012:
Allowance for loan losses	$3,741	$23,614	$9,326	$7,182	$2,458	$5,557	$821	$52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total beginning allowance for credit losses	3,768	23,639	9,541	7,188	2,507	5,576	821	53,040

Provision for credit losses:
Provision for loan losses	252	342	606	285	188	464	(140)	1,997
Provision for loan commitments	5	—	89	3	8	—	—	105

Total provision for credit losses	257	342	695	288	196	464	(140)	2,102

Charge-offs	(51)	(995)	(650)	(553)	(176)	(1,129)	(190)	(3,744)
Recoveries	3	228	107	38	5	269	62	712

Net charge-offs	(48)	(767)	(543)	(515)	(171)	(860)	(128)	(3,032)

Balance at March 31, 2013:
Allowance for loan losses	3,945	23,189	9,389	6,952	2,475	5,161	553	51,664
Allowance for loan commitments	32	25	304	9	57	19	—	446

Total ending allowance for credit losses	$3,977	$23,214	$9,693	$6,961	$2,532	$5,180	$553	$52,110

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over-draft	Total
March 31, 2014
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$45	$1,062	$—	$—	$—	$—	$1,107
Allowance for loans collectively evaluated for impairment	5,005	17,230	8,780	5,772	2,026	4,800	763	44,376
Allowance for loan commitments	293	9	133	5	86	19	—	545

Total allowance for credit losses	$5,298	$17,284	$9,975	$5,777	$2,112	$4,819	$763	$46,028

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,288	$3,336	$—	$—	$—	$—	$7,624
Collectively evaluated for impairment	234,484	1,676,806	557,175	888,666	284,879	237,468	—	3,879,478

Total portfolio loans	$234,484	$1,681,094	$560,511	$888,666	$284,879	$237,468	$—	$3,887,102

December 31, 2013
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$51	$681	$—	$—	$—	$—	$732
Allowance for loans collectively evaluated for impairment	6,056	18,106	9,244	5,673	2,017	5,020	520	46,636
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total allowance for credit losses	$6,357	$18,219	$10,055	$5,678	$2,102	$5,039	$520	$47,970

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,321	$1,754	$—	$—	$—	$—	$6,075
Collectively evaluated for impairment	263,117	1,645,481	554,495	890,804	284,687	250,258	—	3,888,842

Total portfolio loans	$263,117	$1,649,802	$556,249	$890,804	$284,687	$250,258	$—	$3,894,917

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2014
Excellent - minimal risk	$—	$356	$74,945	$75,301
Good - desirable risk	27,946	696,566	188,966	913,478
Fair - acceptable risk	197,294	886,586	274,164	1,358,044
Criticized - marginal	6,419	56,658	10,848	73,925
Classified - substandard	2,825	40,928	11,588	55,341
Classified - doubtful	—	—	—	—

Total	$234,484	$1,681,094	$560,511	$2,476,089

As of December 31, 2013
Excellent - minimal risk	$—	$360	$73,389	$73,749
Good - desirable risk	39,409	710,137	197,269	946,815
Fair - acceptable risk	213,822	838,283	260,915	1,313,020
Criticized - marginal	6,498	57,983	10,768	75,249
Classified - substandard	3,388	43,039	13,908	60,335
Classified - doubtful	—	—	—	—

Total	$263,117	$1,649,802	$556,249	$2,469,168

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $12.7 million at March 31, 2014 and $14.4 million at December 31, 2013, of which $1.6 and $2.0 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2014
Commercial real estate:
Land and construction	$232,592	$100	$73	$1,719	$1,892	$234,484	$248
Improved property	1,665,101	2,569	1,268	12,156	15,993	1,681,094	2

Total commercial real estate	1,897,693	2,669	1,341	13,875	17,885	1,915,578	250

Commercial and industrial	553,853	1,427	2,997	2,234	6,658	560,511	8
Residential real estate	874,985	3,479	3,121	7,081	13,681	888,666	443
Home equity	281,430	1,184	745	1,520	3,449	284,879	691
Consumer	233,937	2,297	674	560	3,531	237,468	441

Total portfolio loans	3,841,898	11,056	8,878	25,270	45,204	3,887,102	1,833
Loans held for sale	6,300	—	—	—	—	6,300	—

Total loans	$3,848,198	$11,056	$8,878	$25,270	$45,204	$3,893,402	$1,833

Impaired loans included above are as follows:
Non-accrual loans	$8,748	$1,543	$2,747	$23,335	$27,625	$36,373
TDRs accruing interest (1)	13,439	745	249	102	1,096	14,535

Total impaired	$22,187	$2,288	$2,996	$23,437	$28,721	$50,908

As of December 31, 2013
Commercial real estate:
Land and construction	$261,165	$2	$—	$1,950	$1,952	$263,117	$248
Improved property	1,632,973	2,482	2,346	12,001	16,829	1,649,802	318

Total commercial real estate	1,894,138	2,484	2,346	13,951	18,781	1,912,919	566

Commercial and industrial	552,414	1,112	977	1,746	3,835	556,249	—
Residential real estate	875,192	1,641	4,710	9,261	15,612	890,804	1,289
Home equity	281,004	1,581	470	1,632	3,683	284,687	411
Consumer	245,876	3,223	649	510	4,382	250,258	325

Total portfolio loans	3,848,624	10,041	9,152	27,100	46,293	3,894,917	2,591
Loans held for sale	5,855	—	—	—	—	5,855	—

Total loans	$3,854,479	$10,041	$9,152	$27,100	$46,293	$3,900,772	$2,591

Impaired loans included above are as follows:
Non-accrual loans	$9,028	$588	$2,722	$24,295	$27,605	$36,633
TDRs accruing interest (1)	13,595	171	881	214	1,266	14,861

Total impaired	$22,623	$759	$3,603	$24,509	$28,871	$51,494

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

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

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2014			December 31, 2013
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,435	$2,335	$—	$2,663	$2,564	$—
Improved property	20,098	18,688	—	21,421	19,628	—
Commercial and industrial	4,363	3,815	—	3,773	3,249	—
Residential real estate	20,709	18,836	—	22,006	20,090	—
Home equity	2,419	2,228	—	2,675	2,506	—
Consumer	1,394	1,166	—	1,402	1,182	—

Total impaired loans without a specific allowance	51,418	47,068	—	53,940	49,219	—

With a specific allowance recorded:
Commercial real estate:
Improved property	728	728	45	729	729	51
Commercial and industrial	3,112	3,112	1,062	1,546	1,546	681

Total impaired loans with a specific allowance	3,840	3,840	1,107	2,275	2,275	732

Total impaired loans	$55,258	$50,908	$1,107	$56,215	$51,494	$732

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Three Months Ended		For the Three Months Ended
	March 31, 2014		March 31, 2013
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,450	$2	$5,917	$60
Improved property	19,158	20	24,165	131
Commercial and industrial	3,532	32	4,125	33
Residential real estate	19,463	182	20,257	194
Home equity	2,367	19	2,124	15
Consumer	1,174	28	1,490	27

Total impaired loans without a specific allowance	48,144	283	58,078	460

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	1,586	13
Improved property	729	1	3,737	15
Commercial and industrial	2,329	12	—	—

Total impaired loans with a specific allowance	3,058	13	5,323	28

Total impaired loans	$51,202	$296	$63,401	$488

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	March 31,	December 31,
(unaudited, in thousands)	2014	2013
Commercial real estate:
Land and construction	$2,315	$2,564
Improved property	16,248	17,305

Total commercial real estate	18,563	19,869

Commercial and industrial	6,675	4,380
Residential real estate	9,201	10,240
Home equity	1,368	1,604
Consumer	566	540

Total	$36,373	$36,633

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2014			December 31, 2013
(unaudited, in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial real estate:
Land and construction	$20	$1,438	$1,458	$—	$1,601	$1,601
Improved property	3,168	2,782	5,950	3,052	3,658	6,710

Total commercial real estate	3,188	4,220	7,408	3,052	5,259	8,311

Commercial and industrial	252	677	929	415	579	994
Residential real estate	9,635	2,078	11,713	9,850	2,991	12,841
Home equity	860	221	1,081	902	289	1,191
Consumer	600	210	810	642	206	848

Total	$14,535	$7,406	$21,941	$14,861	$9,324	$24,185

As of March 31, 2014, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

The following table presents details related to loans identified as TDRs during the three months ended March 31, 2014 and 2013, respectively:

	New TDRs (1) For the Three Months Ended			New TDRs (1) For the Three Months Ended
	March 31, 2014			March 31, 2013
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	1	$299	$299
Improved Property	1	91	90	5	891	721

Total commercial real estate	1	91	90	6	1,190	1,020

Commercial and industrial	—	—	—	6	165	165
Residential real estate	4	121	118	7	1,193	1,155
Home equity	—	—	—	1	2	2
Consumer	2	33	31	6	55	46

Total	7	$245	$239	26	$2,605	$2,388

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2014 and 2013, respectively, that were restructured within the last twelve months prior to March 31, 2014 and 2013, respectively:

	Defaulted TDRs (1) For the Three Months Ended		Defaulted TDRs (1) For the Three Months Ended
	March 31, 2014		March 31, 2013
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	2	645

Total commercial real estate	—	—	2	645

Commercial and industrial	—	—	4	410
Residential real estate	8	481	19	1,644
Home equity	1	3	8	191
Consumer	—	—	2	32

Total	9	$484	35	$2,922

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2014 and 2013, respectively.

TDRs that defaulted during the three month period that were restructured within the last twelve months represented 2.2% of the total TDR balance at March 31, 2014. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At March 31, 2014, none of the loans in the table above were accruing interest while only one loan was accruing at March 31, 2013.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	March 31,	December 31,
(unaudited, in thousands)	2014	2013
Other real estate owned	$5,279	$4,689
Repossessed assets	103	171

Total other real estate owned and repossessed assets	$5,382	$4,860

NOTE 5. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2014	2013
Service cost - benefits earned during year	$717	$958
Interest cost on projected benefit obligation	1,170	1,096
Expected return on plan assets	(1,783)	(1,603)
Amortization of prior service cost	11	12
Amortization of net loss	363	822

Net periodic pension cost	$478	$1,285

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $5.3 million is due for 2014 which will be partially funded by the Plan’s $29.2 million available credit balance. No decision has been made as of March 31, 2014 relative to the level of contribution in excess of the required minimum that will be made to the Plan, if any.

NOTE 6. FAIR VALUE MEASUREMENT

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

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013:

		March 31, 2014
		Fair Value Measurements Using:
(unaudited, in thousands)	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$72,001	$—	$72,001	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	722,805	—	722,805	—
Obligations of state and political subdivisions	114,520	—	114,520	—
Corporate debt securities	37,792	—	37,792	—
Equity securities	12,657	10,534	2,123	—

Total securities - available-for-sale	$959,775	$10,534	$949,241	$—

Total recurring fair value measurements	$959,775	$10,534	$949,241	$—

Nonrecurring fair value measurements
Impaired loans	$2,733	$—	$—	$2,733
Other real estate owned and repossessed assets	5,382	—	—	5,382
Loans held for sale	6,300	—	6,300	—

Total nonrecurring fair value measurements	$14,415	$—	$6,300	$8,115

		December 31, 2013
		Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$73,232	$—	$73,232	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	694,267	—	694,267	—
Obligations of state and political subdivisions	116,346	—	116,346	—
Corporate debt securities	38,481	—	38,481	—
Equity securities	12,060	9,962	2,098	—

Total securities - available-for-sale	$934,386	$9,962	$924,424	$—

Total recurring fair value measurements	$934,386	$9,962	$924,424	$—

Nonrecurring fair value measurements
Impaired loans	$1,543	$—	$—	$1,543
Other real estate owned and repossessed assets	4,860	—	—	4,860
Loans held for sale	5,855	—	5,855	—

Total nonrecurring fair value measurements	$12,258	$—	$5,855	$6,403

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three months ended March 31, 2014 or 2013.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2014:
Impaired loans	$2,733	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (25.4%) / (10.6%)
			Liquidation expenses (2)	(3.5%) to (8.0%) / (5.0%)
Other real estate owned and repossessed assets	5,382	Appraisal of collateral (1), (3)
December 31, 2013:
Impaired loans	$1,543	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (29.1%) / (15.6%)
			Liquidation expenses (2)	(3.5%) to (8.0%) / (4.7%)
Other real estate owned and repossessed assets	4,860	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at March 31, 2014
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$175,196	$175,196	$175,196	$—	$—
Securities available-for-sale	959,775	959,775	10,534	949,241	—
Securities held-to-maturity	597,624	607,886	—	607,149	737
Net loans	3,841,619	3,739,468	—	—	3,739,468
Loans held for sale	6,300	6,300	—	6,300	—
Accrued interest receivable	20,149	20,149	20,149	—	—
Bank-owned life insurance	122,265	122,265	122,265	—	—

Financial Liabilities
Deposits	5,215,718	5,227,375	3,745,914	1,481,461	—
Federal Home Loan Bank borrowings	23,282	25,948	—	25,948	—
Other borrowings	92,737	94,863	66,540	28,323	—
Junior subordinated debt	106,146	74,219	—	74,219	—
Accrued interest payable	2,250	2,250	2,250	—	—

			Fair Value Measurements at December 31, 2013
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$95,551	$95,551	$95,551	$—	$—
Securities available-for-sale	934,386	934,386	9,962	924,424	—
Securities held-to-maturity	598,520	596,308	—	595,581	727
Net loans	3,847,549	3,754,465	—	—	3,754,465
Loans held for sale	5,855	5,855	—	5,855	—
Accrued interest receivable	18,960	18,960	18,960	—	—
Bank-owned life insurance	121,390	121,390	121,390	—	—

Financial Liabilities
Deposits	5,062,530	5,076,207	3,551,052	1,525,155	—
Federal Home Loan Bank borrowings	39,508	42,314	—	42,314	—
Other borrowings	150,536	153,015	104,196	48,819	—
Junior subordinated debt	106,137	74,038	—	74,038	—
Accrued interest payable	2,354	2,354	2,354	—	—

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

Net loans: Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and other market factors, including liquidity. The valuation of the loan portfolio reflects discounts that WesBanco believes are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Bank-owned life insurance: The carrying value of bank-owned life insurance represents the net cash surrender value of the underlying insurance policies, should these policies be terminated. Management believes that the carrying value approximates its fair value.

Deposits: The carrying amount is considered a reasonable estimate of fair value for demand, savings and other variable rate deposit accounts. The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using rates currently offered for deposits of similar remaining maturities.

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

Junior subordinated debt owed to unconsolidated subsidiary trusts: Due to the pooled nature of these instruments, which are not actively traded, estimated fair value is based on recent similar transactions of single-issuer trust preferred securities.

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

NOTE 7. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available- for-Sale to Held-to-Maturity	Total
Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

Other comprehensive income before reclassifications	—	3,075	—	3,075
Amounts reclassified from accumulated other comprehensive income	236	49	(87)	198

Period change	236	3,124	(87)	3,273

Balance at March 31, 2014	$(7,730)	$(3,002)	$1,271	$(9,461)

Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

Other comprehensive income before reclassifications	—	(729)	—	(729)
Amounts reclassified from accumulated other comprehensive income	475	(10)	(177)	288

Period change	475	(739)	(177)	(441)

Balance at March 31, 2013	$(20,926)	$12,293	$1,827	$(6,806)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 36.5%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2014	2013
Securities available-for-sale (1):
Net securities losses (gains) reclassified into earnings	$78	$(16)	Net securities gains (Non-interest income)
Related income tax (benefit) expense	(29)	6	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	49	(10)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(138)	(288)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	51	111	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(87)	(177)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	374	834	Employee benefits (Non-interest expense)
Related income tax benefit	(138)	(359)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	236	475

Total reclassifications for the period	$198	$288

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 5, “Pension Plan” for additional detail.

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.5 million and $0.6 million as of March 31, 2014 and December 31, 2013, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was immaterial as of March 31, 2014 and December 31, 2013.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	March 31, 2014	December 31, 2013
Lines of credit	$963,369	$964,777
Loans approved but not closed	129,933	73,937
Overdraft limits	88,607	96,291
Letters of credit	22,735	18,686
Contingent obligations to purchase loans funded by other entities	6,265	6,327

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings or claims pending or known to be threatened will not have a material adverse effect on WesBanco’s consolidated financial position, results of operations or cash flows.

NOTE 9. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.8 billion and $3.5 billion at March 31, 2014 and 2013, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended March 31, 2014:
Interest income	$53,457	$—	$53,457
Interest expense	6,132	—	6,132

Net interest income	47,325	—	47,325
Provision for credit losses	2,199	—	2,199

Net interest income after provision for credit losses	45,126	—	45,126
Non-interest income	11,401	5,648	17,049
Non-interest expense	36,827	3,268	40,095

Income before provision for income taxes	19,700	2,380	22,080
Provision for income taxes	4,707	952	5,659

Net income	$14,993	$1,428	$16,421

For the Three Months ended March 31, 2013:
Interest income	$54,892	$—	$54,892
Interest expense	8,764	—	8,764

Net interest income	46,128	—	46,128
Provision for credit losses	2,102	—	2,102

Net interest income after provision for credit losses	44,026	—	44,026
Non-interest income	12,478	5,018	17,496
Non-interest expense	37,752	2,995	40,747

Income before provision for income taxes	18,752	2,023	20,775
Provision for income taxes	3,945	809	4,754

Net income	$14,807	$1,214	$16,021

Total non-fiduciary assets of the trust and investment services segment were $4.0 million and $3.1 million at March 31, 2014 and 2013, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three months ended March 31, 2014. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2013 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 120 branches, one loan production office and 106 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2014 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2013 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended March 31, 2014 was $16.4 million, compared to $16.0 million for the first quarter of 2013, representing an increase of 2.5%, while diluted earnings per share were $0.56, compared to $0.55 per share for the first quarter of 2013, representing an increase of 1.82%. The increase in net income improved the return on average assets to 1.08% in the first quarter of 2014 compared to 1.07% in the 2013 first quarter of 2013. The return on average assets was above the fourth quarter 2013 peer group average, the most recent available.

Net interest income increased $1.2 million or 2.6% in the first quarter of 2014 compared to the first quarter of 2013, due to a 3.1% increase in average earning assets through increased average loan balances. Loan growth was achieved through $1.5 billion in loan originations over the last twelve months representing an 8.5% increase in loan originations compared to the previous twelve months. The net interest margin was nearly unchanged at 3.63% compared to 3.64% in the first quarter of 2013. Accretion of various purchase accounting adjustments from the 2012 acquisition of Fidelity Bancorp, Inc. (“Fidelity”) also benefited the net interest margin throughout 2013 and the first quarter of 2014, but at a decreasing rate. Excluding this benefit from both periods, the net interest margin increased by 8 basis points from the first quarter of 2013, from 3.50% to 3.58%. The improved adjusted net interest margin in the current low interest rate environment was assisted by the aforementioned loan growth, as rates earned on loans are higher than securities. In addition, funding costs continued to decrease as a result of a 30.1% reduction in higher-rate average FHLB and other borrowings, primarily through maturities, and a 9.3% increase in lower-cost demand, money market and savings account deposits, while higher-cost CDs decreased by 8.5%. Overall average deposits increased by 3.4% from last year’s first quarter.

Total non-performing loans at March 31, 2014 were $50.9 million or 1.31% of total loans, which represents a 1.1% decrease from December 31, 2013 and a 19.4% decrease from $63.1 million or 1.71% of total loans at March 31, 2013. Criticized and classified loans decreased 4.7% in the first quarter of 2014 compared to December 31, 2013 to $129.3 million or 3.33% of total loans at March 31, 2014. Over the last twelve months criticized and classified loans decreased 23.1% from $168.1 million and 4.56% of total loans last year.

Net charge-offs for the first quarter of 2014 were 0.43% of average portfolio loans, compared to 0.34% for the first quarter of 2013. The average over the last twelve months was 0.40%. As a result of the continued improvement in delinquent, non-performing and classified and criticized loans, the provision for credit losses decreased to $2.2 million for the first quarter of 2014 as compared to $3.1 million for the fourth quarter of 2013, and it was nearly unchanged from $2.1 million in the first quarter of 2013. The allowance for loan losses represented 1.17% of total portfolio loans at March 31, 2014, compared to 1.40% at the end of the 2013 first quarter.

For the first quarter of 2014, non-interest income decreased $0.4 million or 2.6% compared to the first quarter of 2013. The decrease was due to a $1.1 million bank-owned life insurance death benefit in the first quarter of 2013. Excluding this benefit, non-interest income increased $0.7 million or 3.9% in the first quarter of 2014. Trust fees increased 12.6% as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were $3.8 billion at March 31, 2014, representing an increase of 8.7% from $3.5 billion at March 31, 2013. Net securities brokerage revenues increased 22.2%, due to significant production increases from existing markets, the 2013 deployment of an advisor team in the Pittsburgh market, the addition of support and producing staff in several regions, as well as an increase in referrals and production from a licensed retail banker program. Electronic banking fees continued to grow, up 5.1% for the first quarter of 2014. Service charges on deposits decreased 8.0% compared to the first quarter of 2013, due to lower overdraft fees that are affected by lower seasonal usage patterns, consistent increases in deposit levels and higher average deposits per account. Mortgage loan sale gains decreased 78.4% as increasing interest rates reduced refinancings resulting in lower production and, in addition, the percentage of mortgage loans retained for the portfolio increased. Mortgage activity was also impacted by the recently-adopted Qualified Mortgage and Ability-to-Repay rules, which have somewhat limited our product offerings.

Non-interest expense decreased $0.7 million or 1.6% for the first quarter compared to the first quarter of 2013, partially due to merger-related expenses of $1.2 million incurred in the first quarter of 2013. Total non-interest expense would have only increased $0.5 million or 1.3% for the quarter without these merger-related expenses. Salaries and wages increased 4.1%, due to routine annual adjustments to compensation, increased commissions on higher brokerage revenue and increased incentive and stock-related compensation. Employee benefits expense decreased 10.0%, primarily from decreased pension expense, partially offset by increased health insurance costs. Net occupancy and equipment expense increased due to higher weather-related expenses, the opening of two branches over the last two quarters and improvements in internal infrastructure including data processing, communication and teller equipment in the second half of last year. However, despite these increases, overall efficiency remained at 60.6% for the quarter, the same as last year.

The provision for income taxes increased to $5.7 million in the first quarter of 2014 compared to $4.8 million in the first quarter of 2013. The increase in income tax expense was due to an increase in pre-tax income, which caused a higher effective tax rate of 25.6% compared to 22.9% for 2013.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2014	2013
Net interest income	$47,325	$46,128
Taxable equivalent adjustments to net interest income	1,823	1,684

Net interest income, fully taxable equivalent	$49,148	$47,812

Net interest spread, non-taxable equivalent	3.39%	3.37%
Benefit of net non-interest bearing liabilities	0.11%	0.14%

Net interest margin	3.50%	3.51%
Taxable equivalent adjustment	0.13%	0.13%

Net interest margin, fully taxable equivalent	3.63%	3.64%

        Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $1.2 million or 2.6% in the first quarter of 2014 compared to the first quarter of 2013 due to a 3.1% increase in average earning assets from growth in average portfolio loan balances of $209.2 million or 5.7%. This increase was funded primarily by increases in deposits. Total average deposits increased by $167.5 million or 3.4% from the first quarter of 2013. Deposit increases occurred primarily in demand deposit, money market and savings accounts, resulting from marketing campaigns, customer incentives, wealth management and business initiatives as well as deposits from Marcellus and Utica shale gas bonus and royalty payments. In addition, the net interest margin remained relatively unchanged in the first quarter of 2014 at 3.63% from 3.64% in the same period in 2013. The cost of funds improved significantly, declining 25 basis points from the first quarter of 2013 due to lower offered rates and declining average balances on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of FHLB and other borrowings. Accretion of purchase accounting adjustments for loans, CDs and borrowings related to the acquisition in the fourth quarter of 2012 also benefited the margin in the 2014 first quarter by 5 basis points, though this benefit has been decreasing from prior periods. Excluding this benefit from both periods, the net interest margin increased by 8 basis points from the first quarter of 2013, from 3.50% to 3.58%.

Interest income decreased $1.4 million or 2.6% in the quarter ending March 31, 2014 compared to the same quarter in 2013 due mostly to lower yields on loans, partially offset by increases in average balances. Rates decreased 42 basis points on average loan balances from reduced rates on new and repriced assets due to the competitive necessity of offering lower rates on quality credits in an increasingly competitive and low interest rate environment. However, the increase in average loans helped to mitigate the effect of the lower rates, as rates earned on loans are higher than those on securities. In the first quarter of 2014, average loans represented 70.7% of average earning assets, compared to 69.0% in the same quarter of 2013. Total securities yields increased by 9 basis points due to a greater reinvestment of funds from investment maturities, calls and sales, into tax-exempt securities, which provide the highest yield within securities. The average balance of tax-exempts increased 11.5% or $41.3 million over the last year, and was 25.9% of total securities compared to 23.0% in the first quarter of 2013. Taxable securities yields increased 5 basis points in the first quarter of 2014 compared to the first quarter of 2013, while tax-exempt securities yields declined 16 basis points, due to the aforementioned purchases of municipals at current lower rates. The slowing of prepayment speeds in mortgage-backed and collateralized mortgage securities has contributed to the increase in taxable securities yields. Average taxable securities balances decreased over the last year from significant calls of other government agencies and also from prepayments in mortgage-backed and collateralized mortgage securities, somewhat offset by continued purchases of lower-premium collateralized mortgage securities. Purchases of collateralized mortgage securities minimizes the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgeable securities.

Portfolio loans increased $203.3 million in the twelve months ended March 31, 2014 as originations continued to outpace paydowns. WesBanco grew outstanding loans 5.5% as a result of $1.5 billion in loan originations over the last year. This represents an increase of 8.5% in loan originations compared to the previous twelve months. Loan growth was centered in commercial real estate, C&I and residential real estate lending.

In the first quarter of 2014 interest expense decreased $2.6 million or 30.0% compared to the first quarter of 2013, due to decreases in rates paid and a continued shift in the liability mix towards less expensive sources of funding, while total average interest bearing balances increased 1.4%. The average rate paid on interest bearing liabilities decreased to 0.56% in the 2014 first quarter from 0.81% in the same quarter of 2013, a 25 basis point decrease. Rates paid on total average interest bearing deposits declined by 24 basis points to 0.45% due to a significant decline in rates paid on certificates of deposit, as a result of management reducing offered rates on maturities. The average rate paid on certificates of deposit declined by 54 basis points from the first quarter of 2013, while the rates paid on other deposit types remained virtually unchanged or increased slightly. Improvements in the deposit funding mix also continued to lower the cost of funds, with average certificates of deposit decreasing to 29.3% of total average deposits from 33.2% in the first quarter of last year. Average interest bearing deposits increased by $58.5 million and average non-interest bearing demand deposits increased by $109.0 million from the 2013 first quarter. Average certificates of deposit decreased by 8.5% and were the only deposit category to decrease over the past year, as WesBanco continues to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificates of deposit customers. Deposit increases were used to pay down higher-cost maturing FHLB borrowings and certain other borrowings, also contributing to the reduced cost of funds. Average total FHLB and other borrowings decreased $64.7 million or 30.1%, due to maturities and paydowns, and were 3.4% of average interest bearing liabilities in the first quarter of 2014 compared to 4.9% in the same 2013 quarter.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2014		2013
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks-interest bearing	$51,149	0.17%	$66,623	0.15%
Loans, net of unearned income (1)	3,873,789	4.48%	3,664,629	4.90%
Securities: (2)
Taxable	1,140,982	2.53%	1,199,706	2.48%
Tax-exempt (3)	399,794	5.21%	358,524	5.37%

Total securities	1,540,776	3.23%	1,558,230	3.14%
Other earning assets	11,568	2.73%	20,542	0.60%

Total earning assets (3)	5,477,282	4.08%	5,310,024	4.31%

Other assets	709,216		754,962

Total Assets	$6,186,498		$6,064,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$887,518	0.17%	$846,494	0.14%
Money market accounts	945,412	0.19%	845,751	0.16%
Savings deposits	808,710	0.07%	750,430	0.08%
Certificates of deposit	1,504,605	0.98%	1,645,058	1.52%

Total interest bearing deposits	4,146,245	0.45%	4,087,733	0.69%
Federal Home Loan Bank borrowings	35,028	2.44%	75,438	1.72%
Other borrowings	115,326	1.96%	139,650	1.81%
Junior subordinated debt	106,141	3.02%	112,376	3.23%

Total interest bearing liabilities (1)	4,402,740	0.56%	4,415,197	0.81%
Non-interest bearing demand deposits	983,096		874,078
Other liabilities	41,821		53,497
Shareholders’ Equity	758,841		722,214

Total Liabilities and Shareholders’ Equity	$6,186,498		$6,064,986

Taxable equivalent net interest spread		3.52%		3.50%
Taxable equivalent net interest margin		3.63%		3.64%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.9 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. Additionally, loan accretion included in net interest income on acquired Fidelity loans was $0.4 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively, while accretion on acquired Fidelity interest bearing liabilities was $0.2 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended March 31, 2014 Compared to March 31, 2013
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(6)	$3	$(3)
Loans, net of unearned income	2,454	(3,984)	(1,530)
Taxable securities	(369)	161	(208)
Tax-exempt securities (1)	541	(144)	397
Other earning assets	(19)	67	48

Total interest income change (1)	2,601	(3,897)	(1,296)

Increase (decrease) in interest expense:
Interest bearing demand deposits	15	58	73
Money market accounts	43	58	101
Savings deposits	11	(22)	(11)
Certificates of deposit	(487)	(2,031)	(2,518)
Federal Home Loan Bank borrowings	(211)	103	(108)
Other borrowings	(114)	48	(66)
Junior subordinated debt	(47)	(56)	(103)

Total interest expense change	(790)	(1,842)	(2,632)

Net interest income increase (decrease) (1)	$3,391	$(2,055)	$1,336

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses for the three months ended March 31, 2014 was nearly unchanged at $2.2 million compared to $2.1 million for the three months ended March 31, 2013. Since March 31, 2013, non-performing loans have decreased 19.4%, classified and criticized loans decreased 23.1% and past due loans decreased 12.6%, while net charge-offs increased $1.1 million or 36.6% primarily due to a $1.8 million charge-off on a single commercial credit. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2014	2013	$ Change	% Change
Trust fees	$5,648	$5,018	$630	12.6
Service charges on deposits	3,860	4,197	(337)	(8.0)
Electronic banking fees	3,013	2,866	147	5.1
Net securities brokerage revenue	1,829	1,497	332	22.2
Bank-owned life insurance	875	1,949	(1,074)	(55.1)
Net gains on sales of mortgage loans	154	712	(558)	(78.4)
Net securities gains	10	16	(6)	(37.5)
Net gain / (loss) on other real estate owned and other assets	113	(46)	159	345.7
Net insurance services revenue	741	757	(16)	(2.1)
Other	806	530	276	52.1

Total non-interest income	$17,049	$17,496	$(447)	(2.6)

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the first quarter of 2014, non-interest income decreased $0.4 million or 2.6% compared to the first quarter of 2013. The decrease was due to a $1.1 million bank-owned life insurance death benefit in the first quarter of 2013. Excluding this non-recurring benefit, non-interest income increased $0.7 million or 3.9% in the first quarter of 2014.

Trust fees increased $0.6 million or 12.6% as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were up 8.7% from $3.5 billion at March 31, 2013 to $3.8 billion at March 31, 2014. At March 31, 2014, trust assets include managed assets of $3.0 billion and non-managed (custodial) assets of $0.8 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $915.1 million as of March 31, 2014 and $839.4 million at March 31, 2013 and are included in trust managed assets.

Service charges on deposits decreased 8.0% for the quarter compared to the first quarter of 2013 due to lower overdraft fees that were affected by lower seasonal usage patterns, overall customer usage, consistent increases in deposit levels and higher average deposits per account.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing 5.1% compared to the first quarter of 2013, due to a higher volume of debit card transactions, which have continued to grow due to marketing initiatives and as customers move more towards electronic transactions.

Net securities brokerage revenue increased $0.3 million or 22.2% from the first quarter of 2013 due to significant production increases from existing markets, the deployment of an advisor team in the Pittsburgh market, the addition of support and producing staff in several regions, as well as an increase in referrals and production from a licensed retail banker program.

Net gains on sales of mortgage loans decreased 78.4% compared to the three months ended March 31, 2013 due to decreased production and fewer loans sold into the secondary market. Beginning in the third quarter of 2013, refinancing applications decreased due to an industry-wide slowdown as mortgage rates rose particularly affecting refinances. Total mortgage production was $46.2 million in the first quarter of 2014, down 56.3% from the comparable 2013 quarter. Mortgages sold into the secondary market represented $17.1 million or 37.0% of overall mortgage loan production in the first quarter of 2014 compared to $44.2 million or 41.8% in the first quarter of 2013. Mortgage activity was also impacted by the recently-adopted Qualified Mortgage and Ability-to-Repay rules, which have somewhat limited our product offerings and overall loan approvals.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2014	2013	$ Change	% Change
Salaries and wages	$16,467	$15,826	$641	4.1
Employee benefits	5,708	6,345	(637)	(10.0)
Net occupancy	3,491	3,192	299	9.4
Equipment	2,783	2,407	376	15.6
Marketing	1,003	805	198	24.6
FDIC insurance	877	971	(94)	(9.7)
Amortization of intangible assets	495	625	(130)	(20.8)
Restructuring and merger-related expenses	—	1,178	(1,178)	(100.0)
Miscellaneous, franchise, and other taxes	1,626	1,485	141	9.5
Postage	841	819	22	2.7
Consulting, regulatory, accounting and advisory fees	1,144	1,068	76	7.1
Other real estate owned and foreclosure expenses	259	726	(467)	(64.3)
Legal fees	658	653	5	0.8
Communications	521	663	(142)	(21.4)
ATM and interchange expenses	1,102	1,018	84	8.3
Supplies	626	674	(48)	(7.1)
Other	2,494	2,292	202	8.8

Total non-interest expense	$40,095	$40,747	$(652)	(1.6)

Non-interest expense decreased $0.7 million or 1.6% for the first quarter compared to the first quarter of 2013, partially due to merger-related expenses of $1.2 million incurred in the first quarter of 2013. Total non-interest expense would have increased $0.5 million or 1.3% for the quarter without these merger-related expenses in 2013.

Salaries and wages increased 4.1% from the first quarter of 2013 due to routine annual adjustments to compensation, increased brokerage revenue commissions and higher incentive and stock-based compensation. Employee benefit expenses decreased 10.0% year-to-date primarily from decreased pension expense and recruiting costs, partially offset by higher healthcare costs.

Net occupancy and equipment expense increased $0.7 million or 12.1% due to increased depreciation and other maintenance costs resulting from the opening of two branches in the last two quarters, significant upgrades to our data processing and communications infrastructure, including a new mainframe computer, new disaster recovery site, new mobile banking capabilities, and other internal infrastructure placed into service during the second half of 2013. In addition, new teller cash recycling machines continue to be introduced into our branches, which have improved the speed of customer service, improved cash controls and reduced full-time equivalent employees. Weather-related expenses also contributed to the increase in net occupancy.

Marketing expenses increased $0.2 million over the first quarter of 2013 primarily due to increased free checking incentives associated with the 2013 fall campaign, increased advertising expense and increased public relations expense.

Other real estate owned and foreclosure expenses decreased $0.5 million in 2014 compared to 2013 due to lower foreclosure and liquidation activity. Other real estate owned and repossessed assets were $5.4 million at March 31, 2014, up $0.3 million from March 31, 2013.

Communications expense decreased 21.4% from the first quarter of 2013 due to the implementation of a company-wide modernization of the communication infrastructure.

ATM and interchange expenses, which include debit card processing fees, increased $0.1 million or 8.3% in 2014 compared to the first quarter of 2013, due to a higher volume of debit card transactions during the period as demand deposit accounts grew 10.4%, primarily from the Bank’s own marketing initiatives.

INCOME TAXES

The provision for federal and state income taxes increased to $5.7 million in 2014 compared to $4.8 million in the first quarter of 2013. The increase in income tax expense was due to an increase in pre-tax income which caused a higher effective tax rate of 25.6% compared to 22.9% for 2013.

FINANCIAL CONDITION

Total assets increased 1.5% during the quarter while deposits and stockholders’ equity increased 3.0% and 2.0%, respectively, compared to December 31, 2013. Total borrowings decreased 25.0% during the quarter. The increase in total assets was primarily the result of a $79.6 million increase in cash and due from banks, coupled with a $24.5 million increase in the investment securities portfolio. Total loans remained virtually unchanged from December 31, 2013. Deposits increased primarily due to a 6.7% increase in demand deposits, a 4.4% increase in savings deposits and a 4.0% increase in money markets, which more than offset the 2.8% decrease in certificates of deposit due to lower rate offerings on maturities. The increases in deposits were due to marketing, incentive compensation paid to customers and employees, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. FHLB borrowings and other short-term borrowings decreased 41.1% and 38.4%, respectively, from December 31, 2013 as higher cost maturing FHLB borrowings and structured repurchase agreements were paid down using available funding provided by the increase in lower cost deposits. Total shareholders’ equity increased by approximately $14.5 million, or 2.0%, compared to December 31, 2013, due to net income exceeding dividends for the period by $10.0 million, coupled with $3.3 million of unrealized gains in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	March 31, 2014	December 31, 2013	$ Change	% Change
Available-for-sale (at fair value)
Obligations of government agencies	$72,001	$73,232	$(1,231)	(1.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	722,805	694,267	28,538	4.1
Obligations of states and political subdivisions	114,520	116,346	(1,826)	(1.6)
Corporate debt securities	37,792	38,481	(689)	(1.8)

Total debt securities	947,118	922,326	24,792	2.7
Equity securities	12,657	12,060	597	5.0

Total available-for-sale securities	$959,775	$934,386	$25,389	2.7

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$94,363	$99,409	$(5,046)	(5.1)
Obligations of states and political subdivisions	499,544	496,396	3,148	0.6
Corporate debt securities	3,717	2,715	1,002	36.9

Total held-to-maturity securities	597,624	598,520	(896)	(0.2)

Total securities	$1,557,399	$1,532,906	$24,493	1.6

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.38%	2.36%
As a % of total securities	61.6%	61.0%
Weighted average life (in years)	4.1	4.2

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.68%	4.65%
As a % of total securities	38.4%	39.0%
Weighted average life (in years)	6.2	6.7

Total securities:
Weighted average yield at the respective period end (2)	3.27%	3.26%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.9	5.2

(1)	At March 31, 2014 and December 31, 2013, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $24.5 million or 1.6% from December 31, 2013 to March 31, 2014. Through the first quarter, the available-for-sale portfolio increased by $25.4 million or 2.7%, while the held-to-maturity portfolio remained relatively unchanged. For the three months ended March 31, 2014, security purchases totaled $90.0 million, while security sales were $3.2 million and maturities, paydowns, and calls totaled $66.0 million.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income; net of tax, as of March 31, 2014 and December 31, 2013 were $4.7 million and $9.7 million, respectively. Unrealized losses on available-for-sale securities decreased due to a decrease in market rates from December 31, 2013. With approximately 38% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

WesBanco’s municipal portfolio comprises 39.4% of the overall securities portfolio as of March 31, 2014 as compared to 40.0% as of December 31, 2013, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	March 31, 2014		December 31, 2013
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$42,622	6.8	$45,898	7.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	452,864	72.9	429,250	70.5
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	111,460	17.9	118,126	19.4
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	8,836	1.4	9,013	1.5
Not rated by either agency	6,481	1.0	6,707	1.1

Total municipal bond portfolio	$622,263	100.0	$608,994	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of March 31, 2014 and December 31, 2013, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	March 31, 2014		December 31, 2013
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$438,654	70.5	$428,705	70.4
Revenue	183,609	29.5	180,289	29.6

Total municipal bond portfolio	$622,263	100.0	$608,994	100.0

Municipal bond issuer:
State Issued	$52,394	8.4	$51,389	8.4
Local Issued	569,869	91.6	557,605	91.6

Total municipal bond portfolio	$622,263	100.0	$608,994	100.0

The amortized cost of the municipal bond portfolio at March 31, 2014 and December 31, 2013 was $609.2 million and $608.9 million, respectively.

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at March 31, 2014:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	March 31, 2014
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$173,616	27.9
Ohio	81,443	13.1
Texas	64,521	10.4
Illinois	35,122	5.6
Michigan	27,002	4.3
All other states (1)	240,559	38.7

Total municipal bond portfolio	$622,263	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $18.5 million or 3.0% of the total municipal portfolio.

        WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 6, “Fair Value Measurement” in the Consolidated Financial Statements.

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

The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. Credit risk arises from many sources including general economic conditions, external events that impact businesses or industries, isolated events that impact a major employer, individual loss of employment or other personal hardships as well as changes in interest rates or the value of collateral. Credit risk is also impacted by a concentration of exposure within a geographic market or to one or more borrowers, industries or collateral types. The primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio that varies by the type of loan. The Bank’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s primary source of repayment capacity; the adequacy of collateral, if any, to secure the loan; the potential value of personal guarantees as secondary sources of repayment; and other factors unique to each loan that may increase or mitigate its risk. Credit bureau scores are also considered when evaluating consumer purpose loans as well as guarantors of business purpose loans. However, the Bank does not periodically update credit bureau scores subsequent to when loans are made to determine changes in credit history.

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

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2014		December 31, 2013
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$234,484	6.0	$263,117	6.7
Improved property	1,681,094	43.2	1,649,802	42.3

Total commercial real estate	1,915,578	49.2	1,912,919	49.0
Commercial and industrial	560,511	14.4	556,249	14.3
Residential real estate:
Land and construction	29,292	0.7	27,559	0.7
Other	859,374	22.1	863,245	22.1
Home equity	284,879	7.3	284,687	7.3
Consumer	237,468	6.1	250,258	6.4

Total portfolio loans	3,887,102	99.8	3,894,917	99.8
Loans held for sale	6,300	0.2	5,855	0.2

Total loans	$3,893,402	100.0	$3,900,772	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $7.4 million or 0.2% compared to December 31, 2013 as loan growth was tempered by weather-related delays in anticipated advances on commercial real estate construction loans, continued prudent underwriting and pricing of new loans, and a focus on achieving greater diversification of the loan portfolio. However, the commercial loan and residential mortgage pipeline began to strengthen late in the first quarter. CRE land and construction loans decreased $28.6 million or 10.9% as several completed projects were transferred to CRE improved property loans and advances on new construction loans were less than anticipated due to the harsh winter. CRE improved property loans increased $31.3 million or 1.9% primarily due to the migration of CRE land and construction loans into the category. C&I loans increased $4.3 million or 0.8% due to an increase in the usage of lines of credit. Residential real estate loans decreased $2.1 million or 0.2% as mortgage applications declined due to higher interest rates and fewer refinances and repayments exceeded new loans booked for the portfolio. New residential mortgage loan originations decreased 56.3% during the three months ended March 31, 2014 over the comparable quarter in 2013 and 23.0% over the fourth quarter of 2013. Home equity lines of credit were unchanged from December 31, 2013, while consumer loans decreased $12.8 million or 5.1% as paydowns outpaced new loan originations. Loans held for sale increased $0.4 million due to timing of scheduled closings. All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio while also maintaining WesBanco’s disciplined underwriting and pricing practices in a highly competitive lending market for high quality borrowers.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

	March 31,	December 31,
(unaudited, dollars in thousands)	2014	2013
Non-accrual loans:
Commercial real estate - land and construction	$2,315	$2,564
Commercial real estate - improved property	16,248	17,305
Commercial and industrial	6,675	4,380
Residential real estate	9,201	10,240
Home equity	1,368	1,604
Consumer	566	540

Total non-accrual loans (1)	36,373	36,633

TDRs accruing interest:
Commercial real estate - land and construction	20	—
Commercial real estate - improved property	3,168	3,052
Commercial and industrial	252	415
Residential real estate	9,635	9,850
Home equity	860	902
Consumer	600	642

Total TDRs accruing interest (1)	14,535	14,861

Total non-performing loans	$50,908	$51,494

Other real estate owned and repossessed assets	5,382	4,860

Total non-performing assets	$56,290	$56,354

Non-performing loans/total loans	1.31%	1.32%
Non-performing assets/total assets	0.90%	0.92%
Non-performing assets/total loans, other real estate and repossessed assets	1.45%	1.45%

(1)	TDRs on nonaccrual of $7.4 million and $9.3 million at March 31, 2014 and December 31, 2013, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $0.6 million or 1.1% from December 31, 2013 to March 31, 2014. Non-performing loans decreased primarily due to reductions in CRE improved property and residential real estate offset by the migration of a $3.4 million commercial credit to non-accrual during the quarter, $1.8 million of which was charged off during the quarter and increased the quarter end non-accrual total by $1.6 million. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets increased $0.5 million from December 31, 2013 to March 31, 2014, as new foreclosures exceeded sales of foreclosed properties.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

	March 31,	December 31,
(unaudited, dollars in thousands)	2014	2013
Loans past due 90 days or more:
Commercial real estate - land and construction	$248	$248
Commercial real estate - improved property	2	318
Commercial and industrial	8	—
Residential real estate	443	1,289
Home equity	691	411
Consumer	441	325

Total loans past due 90 days or more	1,833	2,591

Loans past due 30 to 89 days:
Commercial real estate - land and construction	173	2
Commercial real estate - improved property	2,478	2,897
Commercial and industrial	2,319	1,310
Residential real estate	5,101	4,894
Home equity	1,782	1,934
Consumer	2,797	3,794

Total loans past due 30 to 89 days	14,650	14,831

Total 30 days or more	$16,483	$17,422

Loans past due 90 days or more and accruing to total loans	0.05%	0.07%
Loans past due 30-89 days to total loans	0.38%	0.38%

Loans past due 90 days or more and accruing interest excluding TDRs decreased $0.8 million or 29.3% from December 31, 2013. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days decreased $0.2 million or 1.2% between December 31, 2013 and March 31, 2014. This reduction in delinquency is the result of management’s focus on controlling early stage delinquency as well as improving economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses decreased $1.9 million from December 31, 2013 to March 31, 2014 as a result of a lower provision expense than net charge-offs and represented 1.17% of total loans at March 31, 2014, compared to 1.22% at December 31, 2013. The decrease in the allowance is supported by continued improvement in economic conditions, lower past due, non-performing and classified loans all of which are considered when determining the adequacy of the allowance. The allowance for loans individually evaluated increased $0.4 million to $1.1 million from December 31, 2013 to March 31, 2014. The allowance for loans collectively evaluated decreased $2.3 million to $44.4 million due to lower delinquency, decreases in non-performing, and reduced levels of classified and criticized loans, despite an increase in net charge-offs.

Net charge-offs for the first quarter of 2014 were $4.1 million compared to $2.9 million for the previous quarter and $3.0 million for the first quarter of 2013. The increase in net charge-offs in the current quarter is primarily due to a $1.8 million charge-off on a $3.4 million single commercial credit. As a result, net annualized loan charge-offs to average loans for the first quarter of 2014 were 0.43% compared to 0.34% for the same period in 2013.

The allowance for loan commitments from December 31, 2013 to March 31, 2014 was relatively unchanged.

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

The internal risk rating is the primary factor for establishing the allowance for all commercial loans, and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as is the internal risk grade of the loan, although certain non-performing loans carry established specific reserves and are also typically considered classified under the Bank’s risk grading system. Classified and criticized loans decreased $38.9 million or 23.1% from March 31, 2013, from principal reductions, charge-offs, migration of certain loans back to a pass grade as a result of improved risk profiles, and orderly exits of certain loans. Classified and criticized loans decreased $6.3 million or 4.6% from December 31, 2013.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allocation of the allowance was relatively unchanged from December 31, 2013.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	March 31,	Percent of	December 31,	Percent of
(unaudited, dollars in thousands)	2014	Total	2013	Total
Allowance for loan losses:
Commercial real estate - land and construction	$5,005	10.9	$6,056	12.6
Commercial real estate - improved property	17,275	37.5	18,157	37.8
Commercial and industrial	9,842	21.4	9,925	20.7
Residential real estate	5,772	12.5	5,673	11.8
Home equity	2,026	4.4	2,017	4.2
Consumer	4,800	10.4	5,020	10.5
Deposit account overdrafts	763	1.7	520	1.1

Total allowance for loan losses	$45,483	98.8	$47,368	98.7

Allowance for loan commitments:
Commercial real estate - land and construction	$293	0.6	$301	0.6
Commercial real estate - improved property	9	0.0	62	0.1
Commercial and industrial	133	0.4	130	0.3
Residential real estate	5	0.0	5	0.0
Home equity	86	0.2	85	0.2
Consumer	19	0.0	19	0.1

Total allowance for loan commitments	545	1.2	602	1.3

Total allowance for credit losses	$46,028	100.0	$47,970	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at March 31, 2014.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2014	December 31, 2013	$ Change	% Change
Deposits
Non-interest bearing demand	$1,022,119	$960,814	$61,305	6.4
Interest bearing demand	918,629	857,761	60,868	7.1
Money market	980,890	942,768	38,122	4.0
Savings deposits	824,276	789,709	34,567	4.4
Certificates of deposit	1,469,804	1,511,478	(41,674)	(2.8)

Total deposits	$5,215,718	$5,062,530	$153,188	3.0

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 120 branches. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $153.2 million or 3.0% during the first three months of 2014 due to increases in all deposit categories other than CDs. Interest bearing demand and non-interest bearing deposits increased 7.1% and 6.4%, respectively, while savings and money market deposits increased 4.4% and 4.0%, respectively. These increases were due to marketing, incentive compensation paid to customers and employees, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. WesBanco had $132.4 million in total outstanding ICS® balances at March 31, 2014 compared to $107.3 million at December 31, 2013.

The 2.8% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco had $341.7 million in total outstanding CDARS® balances at March 31, 2014, of which $230.5 million represented one-way buys, compared to $344.7 million in total outstanding balances at December 31, 2013, of which $234.1 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $167.1 million at March 31, 2014 compared to $164.8 million at December 31, 2013. Certificates of deposit of $100,000 or more were approximately $796.9 million at March 31, 2014 compared to $809.7 million at December 31, 2013. Certificates of deposit totaling approximately $803.4 million at March 31, 2014 with a cost of 0.86% are scheduled to mature within the next 12 months. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally equal or lower for all maturities and types compared to rates paid on existing CDs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2014	December 31, 2013	$ Change	% Change
Federal Home Loan Bank Borrowings	$23,282	$39,508	$(16,226)	(41.1)
Other short-term borrowings	92,737	150,536	(57,799)	(38.4)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,146	106,137	9	0.0

Total	$222,165	$296,181	$(74,016)	(25.0)

Borrowings are currently a less significant source of funding for WesBanco compared to total deposits. During the first quarter of 2014, WesBanco reduced other short-term borrowings and paid down FHLB borrowings scheduled to mature, utilizing funds provided by lower cost deposits or other available cash flows for their payoff.

Other short-term borrowings, which consist of securities sold under agreements to repurchase and federal funds purchased, were $92.7 million at March 31, 2014 compared to $150.5 million at December 31, 2013. The decrease in these borrowings has occurred primarily as a result of a $37.8 million decrease in securities sold under agreements to repurchase and a $20.0 million decrease in federal funds purchased. A revolving line of credit with another bank is available at the parent company. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings secured by a pledge of WesBanco’s banking subsidiary common stock of up to $25.0 million. There were no outstanding balances as of March 31, 2014 or December 31, 2013. WesBanco expects to negotiate a similar line with another correspondent bank before expiration, as management has been informed by the existing correspondent bank that they are unable to renew such facility at its expiration of July 31, 2014 due to regulatory changes related to Basel III implementation.

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

CAPITAL RESOURCES

Shareholders’ equity was $761.1 million at March 31, 2014 compared to $746.6 million at December 31, 2013. Total equity increased due to net income during the current three month period of $16.4 million and a $3.3 million increase in other comprehensive income, which were partially offset by the declaration of common shareholder dividends totaling $6.4 million for the three months ended March 31, 2014. WesBanco also increased its quarterly dividend rate to $0.22 per share in February, representing a 10% increase over the prior quarter rate and a cumulative 57% increase over approximately the last four years.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2014, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of March 31, 2014, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $37.0 million from the Bank. WesBanco will continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

				March 31, 2014			December 31, 2013
(unaudited, dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$555,661	9.45%	$235,247	$544,083	9.27%	$234,863
Tier 1 capital to risk-weighted assets	4.00%		6.00%	555,661	13.30%	167,173	544,083	13.06%	166,691
Total capital to risk-weighted assets	8.00%		10.00%	601,776	14.40%	334,346	591,451	14.19%	333,382

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$508,412	8.68%	$234,346	$502,165	8.58%	$234,109
Tier 1 capital to risk-weighted assets	4.00%		6.00%	508,412	12.22%	166,456	502,165	12.11%	165,828
Total capital to risk-weighted assets	8.00%		10.00%	553,901	13.31%	332,912	549,533	13.25%	331,656

(1)	Minimum to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019. The final capital rule establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities issued before May 19, 2010, and increases the capital required for certain categories of assets. WesBanco has evaluated the impact of the Basel III final capital rule on its regulatory capital ratios and anticipates that the capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum requirements.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 61.6% at March 31, 2014 and deposit balances funded 83.6% of assets.

The following table lists the sources of liquidity from assets at March 31, 2014 expected within the next year:

(in thousands)
Cash and cash equivalents	$175,196
Securities with a maturity date within the next year	14,069
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	137,714
Callable securities	91,549
Loans held for sale	6,300
Accruing loans scheduled to mature	575,575
Normal loan repayments	352,642

Total sources of liquidity expected within the next year	$1,353,045

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $5.2 billion at March 31, 2014. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $803.4 million at March 31, 2014, which includes jumbo regular certificates of deposit totaling $251.0 million with a weighted-average cost of 1.21%, and jumbo CDARS® deposits of $171.9 million with a cost of 0.47%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB was approximately $1.6 billion at March 31, 2014 and December 31, 2013. At March 31, 2014, the Bank had unpledged available-for-sale securities with an amortized cost of $322.2 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At March 31, 2014, WesBanco had a BIC line of credit totaling $132.6 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $155.0 million, none of which was outstanding at March 31, 2014, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $92.7 million at March 31, 2014 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during the first three months of 2014. The term repurchase agreements totaling $22.6 million require securities to be pledged equal to or greater than the instrument’s purchase price and may be called at any time by the purchaser, although due to current low interest rates, that is unlikely. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

        The principal sources of parent company liquidity are dividends from the Bank, $32.0 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2014. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2014, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $37.0 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.2 billion at March 31, 2014 and December 31, 2013. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 8,

“Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of March 31, 2014 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at March 31, 2014 and December 31, 2013 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2014	December 31, 2013	Guidelines
+300	1.6%	0.2%	(25.0%)
+200	2.7%	1.7%	(12.5%)
+100	2.2%	1.6%	(5.0%)
-100	(2.1%)	(2.0%)	(5.0%)

As per the table above, the earnings simulation model at March 31, 2014 currently projects that net interest income for the next twelve month period would decrease by 2.1% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.0% for the same scenario as of December 31, 2013.

For rising rate scenarios, net interest income would increase by 2.2%, 2.7%, and 1.6% if rates increased by 100, 200 and 300 basis points, respectively, as of March 31, 2014 compared to increases of 1.6%, 1.7% and 0.2%, respectively, for the same increasing rate environments as of December 31, 2013.

The balance sheet continues to be asset sensitive as of March 31, 2014, similar to December 31, 2013, based upon changes in the mix of various earning assets and costing liabilities, new loan growth, transaction deposit account growth and borrowings reduction, as well as certain changes in modeling assumptions. Should rates rise more rapidly and by a higher amount than currently anticipated in the short to intermediate term, overall asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $1.1 billion at March 31, 2014, which represented approximately 44% of commercial loans, with an average floor of 4.35%. In a 100 basis point rising rate environment, these loans would not significantly reprice from their current level, since many such loans are priced above contract floors. In the current base case model, WesBanco believes that the net interest margin will slightly increase over the next twelve months. A short term rate increase or steeper yield curve should result in the margin improving by a greater amount assuming no earning asset or costing liability changes, although short term interest rates are not currently anticipated to increase until later in 2015. It is also anticipated that accretion from the net assets acquired from Fidelity will have a reduced impact on net interest income in 2014 as compared to the prior year. However, offsetting those negative factors are maturities of higher-rate certificates of deposit scheduled over the next year totaling $803.4 million at an average cost of 0.86%, which should mitigate potential compression from lower loan spreads in a more competitive loan environment, as well as anticipated loan growth. The Bank continues to experience significant pricing competition for new loans, particularly for new commercial real estate and construction loans, which may result in reduced loan spreads somewhat mitigated by growth in overall balances.

The Bank has significant additional borrowing capacity with FHLB Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources as necessary to mitigate the impact on our balance sheet of embedded options in commercial and residential loans and to lengthen liabilities to help offset mismatches in various asset maturities, as well as to manage short-term cash needs. CDARS® deposits also continue to be used to lengthen maturities in certificates of deposit, and for customers seeking to maintain deposit balances below insured limits.

Current balance sheet strategies approved by the ALM committee include:

•	increasing total loans; primarily commercial and residential with fixed rate periods of between 3-15 years, or variable to a published index;

•	investing available short-term liquidity mostly in short final pay CMOs, step-up notes or corporate bonds;

•	implementing marketing programs to increase consumer loan balances and transaction deposit accounts versus certificates of deposit;

•	reinvesting securities cash flows into new loans as balances increase, or back into the investment portfolio into a mix of short and intermediate CMO pay structures and state and municipal securities;

•	paying down maturities of term borrowings with available cash, or borrowing at lower rates if necessary to fund higher than anticipated loan growth; and

•	extending a portion of CD maturities through the CDARS® program and continuing to decrease offered rates on maturing CDs.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at March 31, 2014, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 1.3% over the next twelve months, compared to a 1.1% increase at December 31, 2013.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At March 31, 2014, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 1.2%, compared to a decrease of 2.8% at December 31, 2013. In a 100 basis point falling rate environment, the model indicates a decrease of 7.9%, compared to a decrease of 5.3% as of December 31, 2013. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding certain transaction-type deposits, as well as certain other modeling assumptions, have resulted in the change in equity market value from year end.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are none of these matters pending that WesBanco expects to be material in relation to its business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2014, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no repurchases during the first quarter of 2014, other than those for KSOP, dividend reinvestment plans and repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2013				378,962

January 1, 2014 to January 31, 2014
Open market repurchases	—	—	—	378,962
Other transactions (1)	16,240	$31.47	N/A	N/A

February 1, 2014 to February 28, 2014
Open market repurchases	—	—	—	378,962
Other transactions (1)	1,597	$27.53	N/A	N/A

March 1, 2014 to March 31, 2014
Open market repurchases	—	—	—	378,962
Other repurchases (2)	676	$29.58	676	378,286
Other transactions (1)	2,984	31.53	N/A	N/A

First Quarter 2014
Open market repurchases	—	—	—	378,962
Other repurchases (2)	676	$29.58	676	378,286
Other transactions (1)	20,821	31.18	N/A	N/A

Total	21,497	$31.13	676	378,286

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
(2)	Consists of repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: April 24, 2014	/s/ Paul M. Limbert
Paul M. Limbert
President and Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2014	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)