Form 10-Q
period 2014-06-30
WESBANCO INC
filed 2014-07-25
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 21, 2014, there were 29,278,925 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	June 30, 2014	December 31, 2013

ASSETS
Cash and due from banks, including interest bearing amounts of $12,698 and $15,550, respectively	$94,488	$95,551
Securities:
Available-for-sale, at fair value	1,006,079	934,386
Held-to-maturity (fair values of $628,540 and $596,308, respectively)	607,695	598,520

Total securities	1,613,774	1,532,906

Loans held for sale	10,641	5,855

Portfolio loans, net of unearned income	3,946,118	3,894,917
Allowance for loan losses	(45,741)	(47,368)

Net portfolio loans	3,900,377	3,847,549

Premises and equipment, net	92,106	93,157
Accrued interest receivable	19,087	18,960
Goodwill and other intangible assets, net	320,449	321,426
Bank-owned life insurance	121,878	121,390
Other assets	104,220	107,979

Total Assets	$6,277,020	$6,144,773

LIABILITIES
Deposits:
Non-interest bearing demand	$1,021,414	$960,814
Interest bearing demand	871,487	857,761
Money market	969,518	942,768
Savings deposits	829,155	789,709
Certificates of deposit	1,425,829	1,511,478

Total deposits	5,117,403	5,062,530

Federal Home Loan Bank borrowings	138,596	39,508
Other short-term borrowings	94,745	150,536
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,156	106,137

Total borrowings	339,497	296,181

Accrued interest payable	2,306	2,354
Other liabilities	39,189	37,113

Total Liabilities	5,498,395	5,398,178

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 29,367,511 issued in 2014 and 2013, respectively; outstanding: 29,278,925 and 29,175,236 shares in 2014 and 2013, respectively	61,182	61,182
Capital surplus	244,029	244,974
Retained earnings	482,786	460,351
Treasury stock (88,586 and 192,275 shares in 2014 and 2013, respectively, at cost)	(2,748)	(5,969)
Accumulated other comprehensive loss	(5,393)	(12,734)
Deferred benefits for directors	(1,231)	(1,209)

Total Shareholders’ Equity	778,625	746,595

Total Liabilities and Shareholders’ Equity	$6,277,020	$6,144,773

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$42,546	$43,753	$85,291	$88,029
Interest and dividends on securities:
Taxable	7,452	7,357	14,676	14,790
Tax-exempt	3,435	3,264	6,821	6,392

Total interest and dividends on securities	10,887	10,621	21,497	21,182

Other interest income	611	50	713	106

Total interest and dividend income	54,044	54,424	107,501	109,317

INTEREST EXPENSE
Interest bearing demand deposits	395	365	768	666
Money market deposits	466	338	907	677
Savings deposits	133	127	263	268
Certificates of deposit	3,422	5,881	7,052	12,029

Total interest expense on deposits	4,416	6,711	8,990	13,640

Federal Home Loan Bank borrowings	175	289	386	609
Other short-term borrowings	350	627	907	1,249
Junior subordinated debt owed to unconsolidated subsidiary trusts	796	808	1,587	1,701

Total interest expense	5,737	8,435	11,870	17,199

NET INTEREST INCOME	48,307	45,989	95,631	92,118
Provision for credit losses	849	1,021	3,048	3,123

Net interest income after provision for credit losses	47,458	44,968	92,583	88,995

NON-INTEREST INCOME
Trust fees	5,210	4,823	10,858	9,840
Service charges on deposits	4,078	4,462	7,937	8,659
Electronic banking fees	3,267	3,195	6,281	6,062
Net securities brokerage revenue	2,003	1,641	3,832	3,138
Bank-owned life insurance	1,821	880	2,695	2,829
Net gains on sales of mortgage loans	475	701	628	1,413
Net securities gains	165	686	175	702
Net (loss) / gain on other real estate owned and other assets	(165)	101	(52)	55
Other income	1,387	1,235	2,936	2,522

Total non-interest income	18,241	17,724	35,290	35,220

NON-INTEREST EXPENSE
Salaries and wages	16,904	15,772	33,370	31,599
Employee benefits	5,529	5,813	11,238	12,158
Net occupancy	2,857	2,830	6,348	6,022
Equipment	2,914	2,802	5,698	5,209
Marketing	1,713	1,624	2,716	2,429
FDIC insurance	880	919	1,757	1,890
Amortization of intangible assets	482	561	977	1,186
Restructuring and merger-related expense	—	51	—	1,229
Other operating expenses	9,025	9,127	18,294	18,524

Total non-interest expense	40,304	39,499	80,398	80,246

Income before provision for income taxes	25,395	23,193	47,475	43,969
Provision for income taxes	6,520	6,176	12,179	10,932

NET INCOME	$18,875	$17,017	$35,296	$33,037

EARNINGS PER COMMON SHARE
Basic	$0.65	$0.58	$1.21	$1.13
Diluted	$0.64	$0.58	$1.20	$1.13

AVERAGE COMMON SHARES OUTSTANDING
Basic	29,242,180	29,245,201	29,212,347	29,228,355
Diluted	29,321,927	29,308,806	29,293,424	29,288,018

DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.19	$0.44	$0.38

COMPREHENSIVE INCOME	$22,943	$6,493	$42,637	$22,073

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014 and 2013

						Accumulated
	Common Stock					Other	Deferred
(unaudited, in thousands, except	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2013	29,175,236	$61,182	$244,974	$460,351	$(5,969)	$(12,734)	$(1,209)	$746,595

Net income	—	—	—	35,296	—	—	—	35,296
Other comprehensive income	—	—	—	—	—	7,341	—	7,341

Comprehensive income	—	—	—	—	—	—	—	42,637
Common dividends declared ($0.44 per share)	—	—	—	(12,861)	—	—	—	(12,861)
Treasury shares acquired	(2,258)	—	49	—	(69)	—	—	(20)
Stock options exercised	63,393	—	(311)	—	1,969	—	—	1,658
Restricted stock granted	42,554	—	(1,321)	—	1,321	—	—	—
Stock compensation expense	—	—	616	—	—	—	—	616
Deferred benefits for directors- net	—	—	22	—	—	—	(22)	—

June 30, 2014	29,278,925	$61,182	$244,029	$482,786	$(2,748)	$(5,393)	$(1,231)	$778,625

December 31, 2012	29,214,660	$60,863	$241,672	$419,246	$—	$(6,365)	$(1,232)	$714,184

Net income	—	—	—	33,037	—	—	—	33,037
Other comprehensive loss	—	—	—	—	—	(10,964)	—	(10,964)

Comprehensive income	—	—	—	—	—	—	—	22,073
Common dividends declared ($0.38 per share)	—	—	—	(11,115)	—	—	—	(11,115)
Treasury shares acquired	(11,851)	—	—	—	(296)	—	—	(296)
Stock options exercised	46,025	94	897	—	27	—	—	1,018
Restricted stock granted	38,250	57	(326)	—	269	—	—	—
Adjustment to shares issued in acquisition	(4,672)	(9)	(95)	—	—	—	—	(104)
Stock compensation expense	—	—	472	—	—	—	—	472
Deferred benefits for directors- net	—	—	20	—	—	—	(20)	—

June 30, 2013	29,282,412	$61,005	$242,640	$441,168	$—	$(17,329)	$(1,252)	$726,232

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2014	2013
NET CASH PROVIDED BY OPERATING ACTIVITIES	$41,380	$66,015

INVESTING ACTIVITIES
Net increase in loans	(55,683)	(115,220)
Securities available-for-sale:
Proceeds from sales	3,491	9,265
Proceeds from maturities, prepayments and calls	117,595	147,472
Purchases of securities	(182,501)	(126,546)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	18,982	57,719
Purchases of securities	(29,704)	(65,576)
Purchases of premises and equipment - net	(2,659)	(3,989)

Net cash used in investing activities	(130,479)	(96,875)

FINANCING ACTIVITIES
Increase (decrease) in deposits	55,248	(6,176)
Proceeds from Federal Home Loan Bank borrowings	115,532	—
Repayment of Federal Home Loan Bank borrowings	(16,368)	(50,415)
(Decrease) increase in other short-term borrowings	(35,609)	1,813
(Decrease) increase in federal funds purchased	(20,000)	56,000
Repayment of junior subordinated debt	—	(7,732)
Dividends paid to common shareholders	(12,256)	(10,811)
Treasury shares sold (purchased) - net	1,489	(274)
Issuance of common stock	—	920

Net cash provided by (used in) financing activities	88,036	(16,675)

Net decrease in cash and cash equivalents	(1,063)	(47,535)
Cash and cash equivalents at beginning of the period	95,551	125,605

Cash and cash equivalents at end of the period	$94,488	$78,070

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$12,532	$17,549
Income taxes paid	7,850	11,425
Transfers of loans to other real estate owned	1,610	1,084

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

Recent accounting pronouncements — In June 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2014-11) related to repurchase-to-maturity transactions, repurchase financing and disclosures. The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In May 2014, the FASB issued an accounting pronouncement (ASU 2014-09) related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Early adoption is not permitted. WesBanco is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

In January 2014, the FASB issued an accounting pronouncement (ASU 2014-04) related to in-substance repossessions and foreclosures. The pronouncement clarifies when an in-substance repossession or foreclosure occurs. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may be adopted under either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2014	2013	2014	2013
Numerator for both basic and diluted earnings per common share:
Net income	$18,875	$17,017	$35,296	$33,037

Denominator:
Total average basic common shares outstanding	29,242,180	29,245,201	29,212,347	29,228,355
Effect of dilutive stock options and warrant	79,747	63,605	81,077	59,663

Total diluted average common shares outstanding	29,321,927	29,308,806	29,293,424	29,288,018

Earnings per common share - basic	$0.65	$0.58	$1.21	$1.13
Earnings per common share - diluted	$0.64	$0.58	$1.20	$1.13

Stock options representing shares of 179,335 for the three months ended June 30, 2013, and shares of 180,969 for the six months ended June 30, 2013, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the three and six months ended June 30, 2014, all outstanding options were dilutive.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30, 2014				December 31, 2013
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$79,164	$382	$(644)	$78,902	$75,164	$6	$(1,938)	$73,232
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	772,918	4,114	(9,550)	767,482	707,000	3,191	(15,924)	694,267
Obligations of states and political subdivisions	104,553	5,700	(14)	110,239	112,536	4,165	(355)	116,346
Corporate debt securities	36,731	260	(99)	36,892	38,777	174	(470)	38,481

Total debt securities	$993,366	$10,456	$(10,307)	$993,515	$933,477	$7,536	$(18,687)	$922,326
Equity securities	11,270	1,294	—	12,564	10,597	1,463	—	12,060

Total available-for-sale securities	$1,004,636	$11,750	$(10,307)	$1,006,079	$944,074	$8,999	$(18,687)	$934,386

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$88,897	$3,705	$(501)	$92,101	$99,409	$2,804	$(1,023)	$101,190
Obligations of states and political subdivisions	513,058	20,866	(3,206)	530,718	496,396	10,158	(13,906)	492,648
Corporate debt securities	5,740	66	(85)	5,721	2,715	—	(245)	2,470

Total held-to-maturity securities	$607,695	$24,637	$(3,792)	$628,540	$598,520	$12,962	$(15,174)	$596,308

Total securities	$1,612,331	$36,387	$(14,099)	$1,634,619	$1,542,594	$21,961	$(33,861)	$1,530,694

At June 30, 2014, and December 31, 2013, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2014. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	June 30, 2014
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Obligations of government agencies	$313	$9,833	$26,123	$42,633	$—	$78,902
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	767,482	767,482
Obligations of states and political subdivisions	7,072	43,257	21,615	38,295	—	110,239
Corporate debt securities	4,018	15,939	12,044	4,891	—	36,892
Equity securities (2)	—	—	—	—	12,564	12,564

Total available-for-sale securities	$11,403	$69,029	$59,782	$85,819	$780,046	$1,006,079

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$92,101	$92,101
Obligations of states and political subdivisions	4,743	12,390	178,977	334,608	—	530,718
Corporate debt securities	—	—	5,721	—	—	5,721

Total held-to-maturity securities	$4,743	$12,390	$184,698	$334,608	$92,101	$628,540

Total securities	$16,146	$81,419	$244,480	$420,427	$872,147	$1,634,619

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $607.7 million.

Securities with aggregate fair values of $707.5 million and $701.7 million at June 30, 2014 and December 31, 2013, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $3.5 million and $9.3 million for the six months ended June 30, 2014 and 2013, respectively. Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income net of tax, as of June 30, 2014 and December 31, 2013 were $0.9 million and ($6.1) million, respectively.

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Obligations of government agencies	$18,919	$(124)	5	$19,790	$(520)	5	$38,709	$(644)	10
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	191,506	(1,380)	37	239,724	(8,671)	42	431,230	(10,051)	79
Obligations of states and political subdivisions	20,790	(107)	34	115,199	(3,113)	177	135,989	(3,220)	211
Corporate debt securities	4,996	(4)	1	4,525	(180)	2	9,521	(184)	3

Total temporarily impaired securities	$236,211	$(1,615)	77	$379,238	$(12,484)	226	$615,449	$(14,099)	303

	December 31, 2013
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
Obligations of government agencies	$54,356	$(1,911)	15	$5,083	$(27)	2	$59,439	$(1,938)	17
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	513,495	(14,639)	89	37,002	(2,308)	11	550,497	(16,947)	100
Obligations of states and political subdivisions	181,667	(10,830)	277	47,793	(3,431)	76	229,460	(14,261)	353
Corporate debt securities	19,837	(560)	7	2,845	(155)	1	22,682	(715)	8

Total temporarily impaired securities	$769,355	$(27,940)	388	$92,723	$(5,921)	90	$862,078	$(33,861)	478

Unrealized losses on debt securities in the tables represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment to other comprehensive income in shareholders’ equity.

WesBanco does not believe the securities presented above are impaired due to reasons of credit quality, as there are no debt securities rated below investment grade and all are paying principal and interest according to their contractual terms. WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost, and therefore, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized.

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) Pittsburgh and FHLB Cincinnati stock totaling $15.0 million and $11.6 million at June 30, 2014 and December 31, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.8 million and $2.7 million at June 30, 2014 and December 31, 2013, respectively.

	June 30,	December 31,
(unaudited, in thousands)	2014	2013
Commercial real estate:
Land and construction	$255,499	$263,117
Improved property	1,685,373	1,649,802

Total commercial real estate	1,940,872	1,912,919

Commercial and industrial	578,665	556,249
Residential real estate	898,357	890,804
Home equity	295,127	284,687
Consumer	233,097	250,258

Total portfolio loans	3,946,118	3,894,917

Loans held for sale	10,641	5,855

Total loans	$3,956,759	$3,900,772

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Six Months Ended June 30, 2014 and 2013
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2013:
Allowance for loan losses	$6,056	$18,157	$9,925	$5,673	$2,017	$5,020	$520	$47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total beginning allowance for credit losses	6,357	18,219	10,055	5,678	2,102	5,039	520	47,970

Provision for credit losses:
Provision for loan losses	(405)	(511)	1,870	575	392	642	551	3,114
Provision for loan commitments	(20)	(52)	1	—	5	—	—	(66)

Total provision for credit losses	(425)	(563)	1,871	575	397	642	551	3,048

Charge-offs	—	(728)	(2,384)	(1,207)	(348)	(1,610)	(362)	(6,639)
Recoveries	—	390	543	248	71	512	134	1,898

Net charge-offs	—	(338)	(1,841)	(959)	(277)	(1,098)	(228)	(4,741)

Balance at June 30, 2014:
Allowance for loan losses	5,651	17,308	9,954	5,289	2,132	4,564	843	45,741
Allowance for loan commitments	281	10	131	5	90	19	—	536

Total ending allowance for credit losses	$5,932	$17,318	$10,085	$5,294	$2,222	$4,583	$843	$46,277

Balance at December 31, 2012:
Allowance for loan losses	$3,741	$23,614	$9,326	$7,182	$2,458	$5,557	$821	$52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total beginning allowance for credit losses	3,768	23,639	9,541	7,188	2,507	5,576	821	53,040

Provision for credit losses:
Provision for loan losses	559	1,855	(208)	87	(32)	836	50	3,147
Provision for loan commitments	11	(2)	(77)	—	44	—	—	(24)

Total provision for credit losses	570	1,853	(285)	87	12	836	50	3,123

Charge-offs	(373)	(1,395)	(919)	(1,573)	(346)	(2,043)	(414)	(7,063)
Recoveries	10	420	273	113	43	607	132	1,598

Net charge-offs	(363)	(975)	(646)	(1,460)	(303)	(1,436)	(282)	(5,465)

Balance at June 30, 2013:
Allowance for loan losses	3,937	24,494	8,472	5,809	2,123	4,957	589	50,381
Allowance for loan commitments	38	23	138	6	93	19	—	317

Total ending allowance for credit losses	$3,975	$24,517	$8,610	$5,815	$2,216	$4,976	$589	$50,698

The following tables present the allowance for credit losses and recorded investment in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over-draft	Total
June 30, 2014
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$39	$1,029	$—	$—	$—	$—	$1,068
Allowance for loans collectively evaluated for impairment	5,651	17,269	8,925	5,289	2,132	4,564	843	44,673
Allowance for loan commitments	281	10	131	5	90	19	—	536

Total allowance for credit losses	$5,932	$17,318	$10,085	$5,294	$2,222	$4,583	$843	$46,277

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,264	$3,084	$—	$—	$—	$—	$7,348
Collectively evaluated for impairment	255,499	1,681,109	575,581	898,357	295,127	233,097	—	3,938,770

Total portfolio loans	$255,499	$1,685,373	$578,665	$898,357	$295,127	$233,097	$—	$3,946,118

December 31, 2013
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$51	$681	$—	$—	$—	$—	$732
Allowance for loans collectively evaluated for impairment	6,056	18,106	9,244	5,673	2,017	5,020	520	46,636
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total allowance for credit losses	$6,357	$18,219	$10,055	$5,678	$2,102	$5,039	$520	$47,970

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,321	$1,754	$—	$—	$—	$—	$6,075
Collectively evaluated for impairment	263,117	1,645,481	554,495	890,804	284,687	250,258	—	3,888,842

Total portfolio loans	$263,117	$1,649,802	$556,249	$890,804	$284,687	$250,258	$—	$3,894,917

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2014
Excellent - minimal risk	$—	$352	$72,161	$72,513
Good - desirable risk	23,884	707,407	201,844	933,135
Fair - acceptable risk	222,915	885,735	283,772	1,392,422
Criticized - marginal	6,282	50,934	11,491	68,707
Classified - substandard	2,418	40,945	9,397	52,760
Classified - doubtful	—	—	—	—

Total	$255,499	$1,685,373	$578,665	$2,519,537

As of December 31, 2013
Excellent - minimal risk	$—	$360	$73,389	$73,749
Good - desirable risk	39,409	710,137	197,269	946,815
Fair - acceptable risk	213,822	838,283	260,915	1,313,020
Criticized - marginal	6,498	57,983	10,768	75,249
Classified - substandard	3,388	43,039	13,908	60,335
Classified - doubtful	—	—	—	—

Total	$263,117	$1,649,802	$556,249	$2,469,168

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $14.7 million at June 30, 2014 and $14.4 million at December 31, 2013, of which $2.7 and $2.0 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2014
Commercial real estate:
Land and construction	$253,610	$290	$1	$1,598	$1,889	$255,499	$248
Improved property	1,669,880	456	967	14,070	15,493	1,685,373	—

Total commercial real estate	1,923,490	746	968	15,668	17,382	1,940,872	248

Commercial and industrial	574,121	1,594	229	2,721	4,544	578,665	6
Residential real estate	884,456	1,554	2,692	9,655	13,901	898,357	1,843
Home equity	291,075	2,004	666	1,382	4,052	295,127	628
Consumer	229,714	2,492	529	362	3,383	233,097	222

Total portfolio loans	3,902,856	8,390	5,084	29,788	43,262	3,946,118	2,947
Loans held for sale	10,641	—	—	—	—	10,641	—

Total loans	$3,913,497	$8,390	$5,084	$29,788	$43,262	$3,956,759	$2,947

Impaired loans included above are as follows:
Non-accrual loans	$6,636	$1,694	$1,060	$26,728	$29,482	$36,118
TDRs accruing interest (1)	12,818	167	415	113	695	13,513

Total impaired	$19,454	$1,861	$1,475	$26,841	$30,177	$49,631

As of December 31, 2013
Commercial real estate:
Land and construction	$261,165	$2	$—	$1,950	$1,952	$263,117	$248
Improved property	1,632,973	2,482	2,346	12,001	16,829	1,649,802	318

Total commercial real estate	1,894,138	2,484	2,346	13,951	18,781	1,912,919	566

Commercial and industrial	552,414	1,112	977	1,746	3,835	556,249	—
Residential real estate	875,192	1,641	4,710	9,261	15,612	890,804	1,289
Home equity	281,004	1,581	470	1,632	3,683	284,687	411
Consumer	245,876	3,223	649	510	4,382	250,258	325

Total portfolio loans	3,848,624	10,041	9,152	27,100	46,293	3,894,917	2,591
Loans held for sale	5,855	—	—	—	—	5,855	—

Total loans	$3,854,479	$10,041	$9,152	$27,100	$46,293	$3,900,772	$2,591

Impaired loans included above are as follows:
Non-accrual loans	$9,028	$588	$2,722	$24,295	$27,605	$36,633
TDRs accruing interest (1)	13,595	171	881	214	1,266	14,861

Total impaired	$22,623	$759	$3,603	$24,509	$28,871	$51,494

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

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

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2014			December 31, 2013
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,050	$1,950	$—	$2,663	$2,564	$—
Improved property	19,719	18,455	—	21,421	19,628	—
Commercial and industrial	4,970	4,428	—	3,773	3,249	—
Residential real estate	20,726	18,891	—	22,006	20,090	—
Home equity	2,355	2,118	—	2,675	2,506	—
Consumer	1,317	1,103	—	1,402	1,182	—

Total impaired loans without a specific allowance	51,137	46,945	—	53,940	49,219	—

With a specific allowance recorded:
Commercial real estate:
Improved property	725	725	39	729	729	51
Commercial and industrial	1,961	1,961	1,029	1,546	1,546	681

Total impaired loans with a specific allowance	2,686	2,686	1,068	2,275	2,275	732

Total impaired loans	$53,823	$49,631	$1,068	$56,215	$51,494	$732

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,143	$13	$5,704	$37	$2,283	$15	$5,661	$97
Improved Property	18,572	133	24,428	185	18,924	153	24,437	316
Commercial and industrial	4,122	57	3,974	28	3,831	89	3,989	61
Residential real estate	18,864	209	19,462	171	19,272	391	19,731	365
Home equity	2,173	16	2,034	15	2,284	35	2,092	30
Consumer	1,135	18	1,433	22	1,150	46	1,461	49

Total impaired loans without a specific allowance	47,009	446	57,035	458	47,744	729	57,371	918

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	1,540	9	—	—	1,569	22
Improved Property	727	3	4,168	17	727	4	4,106	32
Commercial and industrial	2,537	29	—	—	2,206	41	—	—

Total impaired loans with a specific allowance	3,264	32	5,708	26	2,933	45	5,675	54

Total impaired loans	$50,273	$478	$62,743	$484	$50,677	$774	$63,046	$972

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	June 30, 2014	December 31, 2013
Commercial real estate:
Land and construction	$1,950	$2,564
Improved property	15,946	17,305

Total commercial real estate	17,896	19,869

Commercial and industrial	6,167	4,380
Residential real estate	10,137	10,240
Home equity	1,283	1,604
Consumer	635	540

Total	$36,118	$36,633

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2014			December 31, 2013
(unaudited, in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial real estate:
Land and construction	$—	$1,008	$1,008	$—	$1,601	$1,601
Improved property	3,234	1,944	5,178	3,052	3,658	6,710

Total commercial real estate	3,234	2,952	6,186	3,052	5,259	8,311

Commercial and industrial	222	403	625	415	579	994
Residential real estate	8,754	2,414	11,168	9,850	2,991	12,841
Home equity	835	217	1,052	902	289	1,191
Consumer	468	295	763	642	206	848

Total	$13,513	$6,281	$19,794	$14,861	$9,324	$24,185

As of June 30, 2014, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

The following tables present details related to loans identified as TDRs during the three and six months ended June 30, 2014 and June 30, 2013, respectively:

	New TDRs (1) For the Three Months Ended
	June 30, 2014			June 30, 2013
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	1	112	112	3	120	120

Total commercial real estate	1	112	112	3	120	120

Commercial and industrial	—	—	—	—	—	—
Residential real estate	2	70	70	9	673	672
Home equity	—	—	—	1	13	13
Consumer	9	100	93	3	36	35

Total	12	$282	$275	16	$842	$840

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Six Months Ended
	June 30, 2014			June 30, 2013
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	1	$299	$295
Improved Property	2	203	201	8	1,011	836

Total commercial real estate	2	203	201	9	1,310	1,131

Commercial and industrial	—	—	—	6	161	161
Residential real estate	5	189	185	16	1,883	1,819
Home equity	—	—	—	1	14	13
Consumer	11	138	123	8	73	67

Total	18	$530	$509	40	$3,441	$3,191

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following tables summarize TDRs which defaulted (defined as past due 90 days or more) during the three and six months ended June 30, 2014 and 2013 that were restructured within the last twelve months prior to June 30, 2014 and 2013:

Defaulted TDRs (1)
For the Three Months Ended
	June 30, 2014		June 30, 2013
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	—	—	5	312
Home equity	—	—	1	21
Consumer	—	—	—	—

Total	—	$—	6	$333

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2014 and 2013.

	Defaulted TDRs (1)
	For the Six Months Ended
	June 30, 2014		June 30, 2013
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	2	645

Total commercial real estate	—	—	2	645

Commercial and industrial	—	—	3	313
Residential real estate	4	236	19	1,634
Home equity	—	—	6	124
Consumer	—	—	1	32

Total	4	$236	31	$2,748

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2014 and 2013.

TDRs that defaulted during the six month period that were restructured within the last twelve months represented 1.2% of the total TDR balance at June 30, 2014. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At June 30, 2014, none of the loans in the table above were accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	June 30, 2014	December 31, 2013
Other real estate owned	$4,923	$4,689
Repossessed assets	183	171

Total other real estate owned and repossessed assets	$5,106	$4,860

NOTE 5. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2014	2013	2014	2013
Service cost - benefits earned during year	$725	$698	$1,442	$1,655
Interest cost on projected benefit obligation	1,183	982	2,353	2,078
Expected return on plan assets	(1,802)	(1,437)	(3,585)	(3,040)
Amortization of prior service cost	11	11	22	23
Amortization of net loss	367	897	730	1,720

Net periodic pension cost	$484	$1,151	$962	$2,436

The Plan covers all employees of WesBanco who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $5.3 million is due for 2014 which will be partially funded by the Plan’s $29.2 million available credit balance. A contribution of $2.5 million was made in June 2014 and an additional $2.5 million is expected to be funded in December.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013:

		June 30, 2014
		Fair Value Measurements Using:
(unaudited, in thousands)	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$78,902	$—	$78,902	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	767,482	—	767,482	—
Obligations of state and political subdivisions	110,239	—	110,239	—
Corporate debt securities	36,892	—	36,892	—
Equity securities	12,564	10,558	2,006	—

Total securities - available-for-sale	$1,006,079	$10,558	$995,521	$—

Total recurring fair value measurements	$1,006,079	$10,558	$995,521	$—

Nonrecurring fair value measurements
Impaired loans	$1,618	$—	$—	$1,618
Other real estate owned and repossessed assets	5,106	—	—	5,106
Loans held for sale	10,641	—	10,641	—

Total nonrecurring fair value measurements	$17,365	$—	$10,641	$6,724

		December 31, 2013
		Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$73,232	$—	$73,232	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	694,267	—	694,267	—
Obligations of state and political subdivisions	116,346	—	116,346	—
Corporate debt securities	38,481	—	38,481	—
Equity securities	12,060	9,962	2,098	—

Total securities - available-for-sale	$934,386	$9,962	$924,424	$—

Total recurring fair value measurements	$934,386	$9,962	$924,424	$—

Nonrecurring fair value measurements
Impaired loans	$1,543	$—	$—	$1,543
Other real estate owned and repossessed assets	4,860	—	—	4,860
Loans held for sale	5,855	—	5,855	—

Total nonrecurring fair value measurements	$12,258	$—	$5,855	$6,403

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the six months ended June 30, 2014 or 2013.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
June 30, 2014
Impaired loans	$1,618	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (36.1%) / (22.7%)
			Liquidation expenses (2)	(1.0%) to (8.0%) / (3.7%)
Other real estate owned and repossessed assets	5,106	Appraisal of collateral (1), (3)
December 31, 2013:
Impaired loans	$1,543	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (29.1%) / (15.6%)
			Liquidation expenses (2)	(3.5%) to (8.0%) / (4.7%)
Other real estate owned and repossessed assets	4,860	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements
(unaudited in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
June 30, 2014
Financial Assets
Cash and due from banks	$94,488	$94,488	$94,488	$—	$—
Securities available-for-sale	1,006,079	1,006,079	10,558	995,521	—
Securities held-to-maturity	607,695	628,540	—	627,805	735
Net loans	3,900,377	3,784,772	—	—	3,784,772
Loans held for sale	10,641	10,641	—	10,641	—
Accrued interest receivable	19,087	19,087	19,087	—	—
Bank-owned life insurance	121,878	121,878	121,878	—	—

Financial Liabilities
Deposits	5,117,403	5,127,522	3,691,573	1,435,949	—
Federal Home Loan Bank borrowings	138,596	141,126	—	141,126	—
Other borrowings	94,745	96,661	68,475	28,186	—
Junior subordinated debt	106,156	77,075	—	77,075	—
Accrued interest payable	2,306	2,306	2,306	—	—

December 31, 2013:
Financial Assets
Cash and due from banks	$95,551	$95,551	$95,551	$—	$—
Securities available-for-sale	934,386	934,386	9,962	924,424	—
Securities held-to-maturity	598,520	596,308	—	595,581	727
Net loans	3,847,549	3,754,465	—	—	3,754,465
Loans held for sale	5,855	5,855	—	5,855	—
Accrued interest receivable	18,960	18,960	18,960	—	—
Bank-owned life insurance	121,390	121,390	121,390	—	—

Financial Liabilities
Deposits	5,062,530	5,076,207	3,551,052	1,525,155	—
Federal Home Loan Bank borrowings	39,508	42,314	—	42,314	—
Other borrowings	150,536	153,015	104,196	48,819	—
Junior subordinated debt	106,137	74,038	—	74,038	—
Accrued interest payable	2,354	2,354	2,354	—	—

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

NOTE 7. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the six months ended June 30, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available- for-Sale to Held-to-Maturity	Total
Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

Other comprehensive income before reclassifications	—	7,194	—	7,194
Amounts reclassified from accumulated other comprehensive income	475	(157)	$(171)	147

Period change	475	7,037	$(171)	7,341

Balance at June 30, 2014	$(7,491)	$911	$1,187	$(5,393)

Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

Other comprehensive income before reclassifications	—	(11,526)	—	(11,526)
Amounts reclassified from accumulated other comprehensive income	1,050	(82)	(406)	562

Period change	1,050	(11,608)	(406)	(10,964)

Balance at June 30, 2013	$(20,351)	$1,424	$1,598	$(17,329)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 36.5%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2014	2013	2014	2013
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(170)	$(113)	$(248)	$(129)	Net securities gains (Non-interest income)
Related income tax expense	63	42	91	47	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(107)	(71)	(157)	(82)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(132)	(362)	(270)	(650)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	48	133	99	244	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(84)	(229)	(171)	(406)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	378	909	752	1,743	Employee benefits (Non-interest expense)
Related income tax expense	(139)	(334)	(277)	(693)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	239	575	475	1,050

Total reclassifications for the period	$48	$275	147	$562

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 5, “Pension Plan” for additional detail.

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.5 million and $0.6 million as of June 30, 2014 and December 31, 2013, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was immaterial as of June 30, 2014 and December 31, 2013.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	June 30, 2014	December 31, 2013
Lines of credit	$936,986	$964,777
Loans approved but not closed	132,542	73,937
Overdraft limits	88,648	96,291
Letters of credit	26,212	18,686
Contingent obligations to purchase loans funded by other entities	6,313	6,327

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 9. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking as well as trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.8 billion and $3.4 billion at June 30, 2014 and 2013, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended June 30, 2014:
Interest income	$54,044	$—	$54,044
Interest expense	5,737	—	5,737

Net interest income	48,307	—	48,307
Provision for credit losses	849	—	849

Net interest income after provision for credit losses	47,458	—	47,458
Non-interest income	13,031	5,210	18,241
Non-interest expense	37,367	2,937	40,304

Income before provision for income taxes	23,122	2,273	25,395
Provision for income taxes	5,611	909	6,520

Net income	$17,511	$1,364	$18,875

For the Three Months ended June 30, 2013:
Interest income	$54,424	$—	$54,424
Interest expense	8,435	—	8,435

Net interest income	45,989	—	45,989
Provision for credit losses	1,021	—	1,021

Net interest income after provision for credit losses	44,968	—	44,968
Non-interest income	12,901	4,823	17,724
Non-interest expense	36,620	2,879	39,499

Income before provision for income taxes	21,249	1,944	23,193
Provision for income taxes	5,399	777	6,176

Net income	$15,850	$1,167	$17,017

For the Six Months ended June 30, 2014:
Interest income	$107,501	$—	$107,501
Interest expense	11,870	—	11,870

Net interest income	95,631	—	95,631
Provision for credit losses	3,048	—	3,048

Net interest income after provision for credit losses	92,583	—	92,583
Non-interest income	24,432	10,858	35,290
Non-interest expense	74,193	6,205	80,398

Income before provision for income taxes	42,822	4,653	47,475
Provision for income taxes	10,318	1,861	12,179

Net income	$32,504	$2,792	$35,296

For the Six Months ended June 30, 2013:
Interest income	$109,317	$—	$109,317
Interest expense	17,199	—	17,199

Net interest income	92,118	—	92,118
Provision for credit losses	3,123	—	3,123

Net interest income after provision for credit losses	88,995	—	88,995
Non-interest income	25,380	9,840	35,220
Non-interest expense	74,372	5,874	80,246

Income before provision for income taxes	40,003	3,966	43,969
Provision for income taxes	9,346	1,586	10,932

Net income	$30,657	$2,380	$33,037

Total non-fiduciary assets of the trust and investment services segment were $3.9 million and $3.1 million at June 30, 2014 and 2013, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and six months ended June 30, 2014. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2013 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarter ended March 31, 2014, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 119 branches, one loan production office and 106 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2014 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2013 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended June 30, 2014 was $18.9 million, compared to $17.0 million for the second quarter of 2013, representing an increase of 10.9%, while diluted earnings per share were $0.64, compared to $0.58 per share for the second quarter of 2013, representing an increase of 10.3%. For the six month period ended June 30, 2014, net income totaled $35.3 million compared to $33.0 million for the first half of last year, representing an increase of 6.8%, while diluted earnings per share totaled $1.20 as compared to $1.13 for 2013, representing an increase of 6.2%. The increase in net income improved the return on average assets to 1.15% from 1.10% in the first six months of last year. Return on assets for WesBanco remains well above first quarter 2014 peer group averages, the most recent available.

Net interest income increased $2.3 million or 5.0% in the second quarter of 2014 compared to the second quarter of 2013, due to a 2.8% increase in average earning assets through increased average loan balances and $0.5 million of other interest income related to a refund of federal income taxes. Year-to-date net interest income increased $3.5 million or 3.8% from last year. The net interest margin improved by 8 basis points to 3.64% in the second quarter of 2014 compared to 3.56% in the same quarter of 2013, while for the first six months the margin was 3.63% compared to 3.60% in 2013. The interest on the tax refund contributed 3 basis points to the margin in the second quarter and 1 basis point to the year-to-date margin in 2014. Accretion of various purchase accounting adjustments from a 2012 acquisition benefited the net interest margin throughout 2013 and the first half of 2014, but at a decreasing rate. Excluding this benefit from both years, the net interest margin increased by 13 basis points from the second quarter of 2013, from 3.48% to 3.61%, and 10 basis points from the first six months of 2013, from 3.49% to 3.59%. The improved net interest margin in the current low interest rate environment resulted partially from the aforementioned loan growth as the average rate on loans is higher than the average rate on securities. In addition, funding costs continued to decrease in the first six months of 2014 as a result of a 33.2% reduction in higher-rate average FHLB and other borrowings, primarily through maturities, and a 9.8% increase in lower-cost demand, money market and savings account deposits, while higher-cost CDs decreased by 9.2%. Overall average deposits increased by 3.6% year-to-date in 2014 compared to the same period in 2013.

Lower charge-offs and continued improvement in delinquent, non-performing and classified and criticized loans resulted in the provision for credit losses decreasing to $0.8 million for the second quarter of 2014 compared to $2.2 million in the first quarter of 2014, and $1.0 million in the second quarter of 2013. For the first half of 2014 the provision was $3.0 million compared to $3.1 million in the same period of 2013. The allowance for loan losses represented 1.16% of total portfolio loans at June 30, 2014, compared to 1.33% at the end of the 2013 second quarter.

Non-interest income increased $0.5 million or 2.9% for the second quarter compared to the second quarter of 2013. The increase was due, in part, to a $1.0 million bank-owned life insurance death benefit in the current quarter. In addition, trust fees increased 8.0% as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were $3.8 billion at June 30, 2014, representing an increase of 11.7% from $3.4 billion at June 30, 2013. Net securities brokerage revenues increased 22.1%, due to significant production increases from existing markets, the 2013 deployment of an advisor team in the Pittsburgh market, the addition of support and producing staff in several regions, as well as an increase in referrals and production from a licensed retail banker program. Service charges on deposits decreased 8.6% compared to the second quarter of 2013, due to lower overdraft fees that are affected by lower seasonal usage patterns, consistent increases in deposit levels and higher average deposits per account. Mortgage loan sale gains decreased 32.2% as increasing interest rates reduced refinancings resulting in lower mortgage activity, which was also impacted by the recently-adopted Qualified Mortgage and Ability-to-Repay rules, which have somewhat limited the Bank’s product offerings. Net security gains decreased by $0.5 million. For the first half of 2014, non-interest income increased 0.2% from trends similar to the second quarter; however there was also a $1.1 million bank-owned life insurance death benefit in the first quarter of last year.

Non-interest expense increased $0.8 million or 2.0% for the second quarter compared to the second quarter of 2013. Salaries and wages increased 7.2%, due to routine annual adjustments to compensation, increased commissions on higher brokerage revenue and incentive and stock-related compensation granted during the quarter. Employee benefits expense decreased 4.9%, primarily from decreased pension expense. Other expense decreased 1.1% primarily due to reduced communications expense. For the first half of 2014, non-interest expense increased $0.2 million or 0.2% compared to the same period in 2013. Excluding 2013 merger-related expenses of $1.2 million incurred primarily in the first quarter of 2013, total non-interest expense would have increased $1.4 million or 1.7% for the first six months. Salaries and wages increased 5.6% and employee benefits decreased 7.6% in the year-to-date period. In addition, net occupancy and equipment expense increased due to higher weather-related expenses, the opening of two branches near the end of 2013, and investment in internal infrastructure in the second half of last year. Other expense decreased 1.2% primarily due to lower communication and other real estate owned expenses.

The provision for federal and state income taxes increased to $12.2 million in 2014 compared to $10.9 million in the first six months of 2013. The increase in income tax expense was due to an increase in pre-tax income which also caused a higher effective tax rate of 25.7% compared to 24.9% for 2013.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2014	2013	2014	2013
Net interest income	$48,307	$45,989	$95,631	$92,118
Taxable equivalent adjustments to net interest income	1,850	1,758	3,673	3,442

Net interest income, fully taxable equivalent	$50,157	$47,747	$99,304	$95,560

Net interest spread, non-taxable equivalent	3.41%	3.30%	3.39%	3.32%
Benefit of net non-interest bearing liabilities	0.10%	0.13%	0.10%	0.14%

Net interest margin	3.51%	3.43%	3.49%	3.46%
Taxable equivalent adjustment	0.13%	0.13%	0.14%	0.14%

Net interest margin, fully taxable equivalent	3.64%	3.56%	3.63%	3.60%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $2.3 million or 5.0% in the second quarter and $3.5 million or 3.8% in the first half of 2014 compared to the same periods in 2013 due to an increase in average earning assets through increased average loan balances and $0.5 million of other interest income related to a refund of federal income taxes. Average loan balance increases of $180.0 million or 4.9% year-to-date were funded primarily by increases in deposits as total average deposits increased by $179.9 million or 3.6% from the first half of 2013. Deposit increases occurred in all major categories except for certificates of deposit, and were the result of marketing campaigns, customer incentives, wealth management and business initiatives as well as deposits from Marcellus and Utica shale gas bonus and royalty payments. In addition, the net interest margin increased 8 basis points in the second quarter to 3.64% and 3 basis points in the first six months compared to the same periods in 2013. The interest on the tax refund contributed 3 basis points to the margin in the second quarter and 1 basis point year-to-date in 2014. The cost of funds improved significantly, declining 25 basis points in both the second quarter and the first half of 2014 compared to the same periods in 2013 due to lower offered rates, declining average balances on maturing certificates of deposit, an increase in balances of lower-cost products and lower balances of FHLB and other borrowings. Accretion of various purchase accounting adjustments from a 2012 acquisition benefited the net interest margin throughout 2013 and the first half of 2014, but at a decreasing rate. Excluding this benefit from both years, the net interest margin increased by 13 basis points compared to the second quarter of 2013, from 3.48% to 3.61%, and 10 basis points compared to the first six months of 2013, from 3.49% to 3.59%.

Interest income decreased $0.4 million or 0.7% in the second quarter and $1.8 million or 1.7% in the first six months of 2014 compared to the same periods in 2013 due mostly to lower yields on loans, partially offset by increases in average balances of loans and higher yields on securities. Rates decreased 30 basis points in the second quarter on average loan balances from reduced rates on new and repriced assets due to the competitive necessity of offering lower rates on quality credits in an increasingly competitive and low interest rate environment. However, the increase in average loans helped to mitigate the effect of the lower rates, as rates earned on loans are higher than those on securities. In the second quarter of 2014, average loans represented 70.7% of average earning assets, compared to 69.8% in the same quarter of 2013. Total securities yields increased by 9 basis points in the second quarter due to a greater reinvestment of funds from investment maturities, calls and prepayments into tax-exempt securities, which provide the highest yield within securities. The average balance of tax-exempts increased 6.6% or $25.3 million over the last year, and was 25.7% of total average securities compared to 24.1% in the second quarter of 2013. Taxable securities yields increased 8 basis points in the second quarter of 2014 compared to 2013, while tax-exempt securities yields declined 7 basis points, due to the aforementioned purchases of municipals at current lower rates. The slowing of prepayment speeds in mortgage-backed and collateralized mortgage securities has contributed to the increase in taxable securities yields. Average taxable securities balances decreased over the last year from the prepayments in mortgage-backed and collateralized mortgage securities and calls of taxable municipal securities. These decreases were partially offset by continued purchases of lower-premium collateralized mortgage securities and 10-15 year residential mortgage pools. Purchases of collateralized mortgage securities and shorter-term mortgage pools reduce the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgeable securities.

Portfolio loans increased $144.7 million in the twelve months ended June 30, 2014 as originations continued to outpace paydowns. WesBanco grew outstanding loans 3.8% as a result of $1.4 billion in loan originations over the last year. Although somewhat depressed in the first quarter of 2014 due to the challenging weather and economy, loan originations increased 28.4% in the second quarter compared to the first quarter. Loan growth was driven by increased business activity in markets impacted by Marcellus and Utica shale gas drilling, additional lending personnel, focused marketing efforts, an expanded presence in our larger urban markets and continued improvement in loan origination processes.

Interest expense decreased $2.7 million or 32.0% in the second quarter of 2014 and $5.3 million or 31.0% in the first half compared to the same periods in 2013 due to decreases in rates paid and in average interest bearing liabilities, and a continued shift in the liability mix towards less expensive sources of funding. Total average interest bearing liabilities decreased $14.2 million or 0.3% in the second quarter and $13.3 million or 0.3% in the first six months of 2014 from the same periods in 2013 due to decreases in borrowings. The average rate paid on interest bearing liabilities decreased 25 basis points in both the second quarter and the first half of 2014 compared to the same periods in 2013. Rates paid on interest bearing deposits declined by 23 basis points to 0.43% in the second quarter due to a significant decline in rates on certificates of deposit, as a result of management reducing offered rates on maturities. The average rate paid on certificates of deposit declined by 52 basis points from the second quarter of 2013, while the rates paid on other deposit types remained nearly unchanged. Improvements in the deposit funding mix also continued to lower the cost of funds, with average certificates of deposit decreasing to 27.9% of total average deposits from 32.2% in the second quarter of last year. Average interest bearing deposits increased by $60.0 million and average non-interest bearing demand deposits increased by $132.0 million from the 2013 second quarter. Average certificates of deposit decreased by 9.9% and were the only deposit category to decrease over the past year, as WesBanco continues to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificates of deposit customers. Deposit increases were used to pay down higher-cost maturing FHLB borrowings and certain other borrowings, also contributing to the reduced cost of funds. Average total FHLB and other borrowings decreased $74.2 million or 36.5%, due to maturities and paydowns, and were 2.9% of average interest bearing liabilities in the second quarter of 2014 compared to 4.6% in the same 2013 quarter.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$24,134	0.33%	$22,520	0.41%	$37,567	0.22%	$44,450	0.22%
Loans, net of unearned income (1)	3,898,740	4.38%	3,747,533	4.68%	3,886,334	4.43%	3,706,310	4.79%
Securities: (2)
Taxable	1,176,963	2.53%	1,201,552	2.45%	1,159,072	2.53%	1,200,634	2.46%
Tax-exempt (3)	406,718	5.20%	381,416	5.27%	403,275	5.20%	370,033	5.32%

Total securities	1,583,681	3.22%	1,582,968	3.13%	1,562,347	3.22%	1,570,667	3.14%
Other earning assets (4)	10,853	21.82%	15,197	0.71%	11,209	11.97%	17,855	0.66%

Total earning assets (3)	5,517,408	4.06%	5,368,218	4.20%	5,497,457	4.07%	5,339,282	4.25%

Other assets	702,230		704,179		705,703		729,240

Total Assets	$6,219,638		$6,072,397		$6,203,160		$6,068,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$905,080	0.18%	$861,676	0.17%	$896,347	0.17%	$854,127	0.16%
Money market accounts	974,731	0.19%	848,635	0.16%	960,153	0.19%	847,201	0.16%
Savings deposits	824,641	0.06%	775,605	0.07%	816,720	0.06%	763,087	0.07%
Certificates of deposit	1,444,224	0.95%	1,602,726	1.47%	1,474,247	0.96%	1,623,775	1.49%

Total interest bearing deposits	4,148,676	0.43%	4,088,642	0.66%	4,147,467	0.44%	4,088,190	0.67%
Federal Home Loan Bank borrowings	24,926	2.82%	60,559	1.91%	29,949	2.60%	67,958	1.81%
Other borrowings	104,109	1.35%	142,724	1.76%	109,687	1.67%	141,195	1.78%
Junior subordinated debt	106,151	3.01%	106,114	3.05%	106,146	3.02%	109,228	3.14%

Total interest bearing liabilities (1)	4,383,862	0.52%	4,398,039	0.77%	4,393,249	0.54%	4,406,571	0.79%
Non-interest bearing demand deposits	1,022,331		890,295		1,002,822		882,231
Other liabilities	40,393		52,128		41,104		52,620
Shareholders’ Equity	773,052		731,935		765,985		727,100

Total Liabilities and Shareholders’ Equity	$6,219,638		$6,072,397		$6,203,160		$6,068,522

Taxable equivalent net interest spread		3.54%		3.43%		3.53%		3.46%
Taxable equivalent net interest margin		3.64%		3.56%		3.63%		3.60%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.8 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. Additionally, loan accretion included in net interest income on loans acquired from a 2012 acquisition was $0.3 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $0.7 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively, while accretion on interest bearing liabilities acquired from a 2012 acquisition was $0.2 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.
(4)	Interest income on other earning assets includes $0.5 million of interest on a federal income tax refund for the three and six months ended June 30, 2014.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended June 30, 2014 Compared to June 30, 2013			Six Months Ended June 30, 2014 Compared to June 30, 2013
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$2	$(5)	$(3)	$(6)	$—	$(6)
Loans, net of unearned income	1,693	(2,900)	(1,207)	4,173	(6,911)	(2,738)
Taxable securities	(152)	247	95	(520)	406	(114)
Tax-exempt securities (1)	330	(66)	264	868	(208)	660
Other earning assets	(10)	574	564	(30)	643	613

Total interest income change (1)	1,863	(2,150)	(287)	4,485	(6,070)	(1,585)

Increase (decrease) in interest expense:
Interest bearing demand deposits	11	19	30	35	67	102
Money market accounts	55	73	128	98	132	230
Savings deposits	8	(2)	6	18	(23)	(5)
Certificates of deposit	(540)	(1,919)	(2,459)	(1,033)	(3,944)	(4,977)
Federal Home Loan Bank borrowings	(215)	101	(114)	(424)	201	(223)
Other borrowings	(149)	(128)	(277)	(267)	(75)	(342)
Junior subordinated debt	—	(12)	(12)	(50)	(64)	(114)

Total interest expense change	(830)	(1,868)	(2,698)	(1,623)	(3,706)	(5,329)

Net interest income increase (decrease) (1)	$2,693	$(282)	$2,411	$6,108	$(2,364)	$3,744

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses decreased to $0.8 million for the second quarter of 2014 compared to $1.0 million in the second quarter of 2013. For the first half of 2014 the provision was $3.0 million compared to $3.1 million in the same period of 2013. Decreases in the provision for credit losses are consistent with the continued reduction in loans with adverse characteristics. Since June 30, 2013, non-performing loans decreased 20.4%, classified and criticized loans decreased 23.6%, past due loans decreased 32.5%, and net charge-offs decreased 13.3%. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Trust fees	$5,210	$4,823	$387	8.0%	$10,858	$9,840	$1,018	10.3%
Service charges on deposits	4,078	4,462	(384)	(8.6%)	7,937	8,659	(722)	(8.3%)
Electronic banking fees	3,267	3,195	72	2.3%	6,281	6,062	219	3.6%
Net securities brokerage revenue	2,003	1,641	362	22.1%	3,832	3,138	694	22.1%
Bank-owned life insurance	1,821	880	941	106.9%	2,695	2,829	(134)	(4.7%)
Net gains on sales of mortgage loans	475	701	(226)	(32.2%)	628	1,413	(785)	(55.6%)
Net securities gains	165	686	(521)	(75.9%)	175	702	(527)	(75.1%)
Net (loss) / gain on other real estate owned and other assets	(165)	101	(266)	(263.4%)	(52)	55	(107)	(194.5%)
Net insurance services revenue	662	682	(20)	(2.9%)	1,404	1,440	(36)	(2.5%)
Other	725	553	172	31.1%	1,532	1,082	450	41.6%

Total non-interest income	$18,241	$17,724	$517	2.9%	$35,290	$35,220	$70	0.2%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the second quarter of 2014, non-interest income increased $0.5 million or 2.9% compared to the second quarter of 2013. The increase was due to a $1.0 million bank-owned life insurance death benefit, increased trust fees and increased securities brokerage revenue in the second quarter of 2014, while service charges on deposits, gains on sales of loans and net securities gains decreased. For the first half of 2014, non-interest income increased 0.2% from trends similar to the second quarter; however there was also a $1.1 million bank-owned life insurance death benefit in the first quarter of last year.

Trust fees increased $0.4 million or 8.0% compared to the second quarter of 2013, and $1.0 million or 10.3% compared to the first six months of 2013 as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were $3.8 billion at June 30, 2014, representing an increase of 11.7% from $3.4 billion at June 30, 2013. At June 30, 2014, trust assets include managed assets of $3.0 billion and non-managed (custodial) assets of $0.8 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $941.3 million as of June 30, 2014 and $837.1 million at June 30, 2013 and are included in trust managed assets.

Service charges on deposits decreased 8.3% in the first half of the year compared to the same period in 2013 due to lower overdraft fees that are affected by lower seasonal usage patterns, consistent increases in deposit levels and higher average deposits per account.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing 3.6% compared to the first half of 2013, due to a higher volume of debit card transactions, which have continued to grow due to marketing initiatives and as customers move more towards electronic transactions.

Net securities brokerage revenue increased $0.7 million or 22.1% from the first half of 2013 due to significant production increases from existing markets, the 2013 deployment of an advisor team in the Pittsburgh market, the addition of support and producing staff in several regions, as well as an increase in referrals and production from a licensed retail banker program.

Net gains on sales of mortgage loans decreased 75.1% compared to the first half of 2013 as increasing interest rates reduced refinancings resulting in lower mortgage activity. Total mortgage production was $120.3 million in the first half of 2014, down 45.1% from the comparable 2013 period. Mortgages sold into the secondary market represented $45.7 million or 38.0% of overall mortgage loan production in the first half of 2014 compared to $80.0 million or 36.5% in the first half of 2013. Mortgage activity was also impacted by the recently-adopted Qualified Mortgage and Ability-to-Repay rules, which have somewhat limited the Bank’s product offerings.

The implementation of a company-wide modernization of the communication infrastructure resulted in a $0.2 million write-down of computer equipment in the second quarter of 2014. The successful implementation of the communication infrastructure reduced communications expense by $0.4 million.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and wages	$16,904	$15,772	$1,132	7.2%	$33,370	$31,599	$1,771	5.6%
Employee benefits	5,529	5,813	(284)	(4.9%)	11,238	12,158	(920)	(7.6%)
Net occupancy	2,857	2,830	27	1.0%	6,348	6,022	326	5.4%
Equipment	2,914	2,802	112	4.0%	5,698	5,209	489	9.4%
Marketing	1,713	1,624	89	5.5%	2,716	2,429	287	11.8%
FDIC insurance	880	919	(39)	(4.2%)	1,757	1,890	(133)	(7.0%)
Amortization of intangible assets	482	561	(79)	(14.1%)	977	1,186	(209)	(17.6%)
Restructuring and merger-related expenses	—	51	(51)	(100.0%)	—	1,229	(1,229)	(100.0%)
Miscellaneous, franchise, and other taxes	1,612	1,530	82	5.4%	3,237	3,015	222	7.4%
Postage	851	854	(3)	(0.4%)	1,692	1,673	19	1.1%
Consulting, regulatory, accounting and advisory fees	874	980	(106)	(10.8%)	2,018	2,048	(30)	(1.5%)
Other real estate owned and foreclosure expenses	180	232	(52)	(22.4%)	439	958	(519)	(54.2%)
Legal fees	711	708	3	0.4%	1,369	1,361	8	0.6%
Communications	353	719	(366)	(50.9%)	873	1,382	(509)	(36.8%)
ATM and interchange expenses	1,071	1,100	(29)	(2.6%)	2,173	2,118	55	2.6%
Supplies	601	680	(79)	(11.6%)	1,227	1,354	(127)	(9.4%)
Other	2,772	2,324	448	19.3%	5,266	4,615	651	14.1%

Total non-interest expense	$40,304	$39,499	$805	2.0%	$80,398	$80,246	$152	0.2%

Non-interest expense increased $0.8 million or 2.0% in the second quarter and $0.2 million or 0.2% year-to-date compared to the same periods in 2013. Excluding 2013 merger-related expenses of $1.2 million incurred primarily in the first quarter of 2013, total non-interest expense would have increased $1.4 million or 1.7% for the first six months. The increase in non-interest expense in the second quarter and first half of 2014 was primarily due to employee-related expenses and infrastructure improvements.

Salaries and wages increased $1.1 million from the second quarter of 2013 and $1.8 million year-to-date compared to 2013 due to routine annual adjustments to compensation, increased brokerage revenue commissions and higher incentive and stock-based compensation. Employee benefit expenses decreased 7.6% year-to-date primarily from decreased pension expense and recruiting costs, partially offset by higher healthcare costs.

Net occupancy and equipment expense increased $0.8 million or 7.3% over the first half of 2013 due to increased depreciation and other maintenance costs resulting from the opening of two branches near the end of last year, significant upgrades to our data processing and communications infrastructure, including a new mainframe computer, new disaster recovery site, new mobile banking capabilities, and other internal infrastructure placed into service during the second half of 2013. In addition, new teller cash recycling machines continued to be introduced into our branches, which have improved the speed of customer service, improved cash controls and reduced full-time equivalent employees. Weather-related expenses incurred in the first quarter also contributed to the increase in year-to-date net occupancy.

Marketing expenses increased $0.3 million over the first half of 2013 primarily due to increased free checking incentives associated with the 2014 spring campaign.

Other real estate owned and foreclosure expenses decreased $0.5 million in 2014 compared to 2013 due to lower foreclosure and liquidation activity.

Communications expense decreased 50.9% from the second quarter of 2013 and 36.8% from the first half of 2013 due to the implementation of a company-wide modernization of the communication infrastructure.

INCOME TAXES

The provision for federal and state income taxes increased to $12.2 million in 2014 compared to $10.9 million in the first six months of 2013. The increase in income tax expense was due to an increase in pre-tax income which also caused a higher effective tax rate of 25.7% compared to 24.9% for 2013.

FINANCIAL CONDITION

Total assets increased 2.2% while deposits, borrowings, and stockholders’ equity increased 1.1%, 14.6%, and 4.3%, respectively, compared to December 31, 2013. The increase in total assets was primarily the result of an $80.9 million increase in the investment securities portfolio, coupled with a $51.2 million increase in total portfolio loans. Loan growth was driven by increased business activity in markets impacted by Marcellus and Utica shale gas drilling, expansion into the Pittsburgh market, additional lending personnel, focused marketing efforts, an expanded presence in our larger urban markets, and continued improvement in loan origination processes. Deposits increased primarily due to a 5.0% increase in savings deposits, a 4.1% increase in demand deposits, and a 2.8% increase in money markets, which more than offset the 5.7% decrease in certificates of deposit due to lower rate offerings on maturities. These increases were due to marketing, marketing incentives paid to customers, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Deposit growth was also achieved through initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. However, deposits decreased 1.9% in the second quarter compared to March 31, 2014 due to reduced demand deposits and CDs. FHLB borrowings increased $99.1 million as $16.4 million in scheduled maturities were offset by $115.5 million in new short-term borrowings which were utilized to manage WesBanco’s normal liquidity needs. Other short-term borrowings decreased 37.1% from December 31, 2013 as higher cost structured repurchase agreements were paid down using funding provided by the increase in lower cost deposits and other available cash flows. Total shareholders’ equity increased $32.0 million, or 4.3%, compared to December 31, 2013, due to net income exceeding dividends for the period by $22.4 million, coupled with $7.3 million of unrealized gains in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	June 30, 2014	December 31, 2013	$ Change	% Change
Available-for-sale (at fair value)
Obligations of government agencies	$78,902	$73,232	$5,670	7.7
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	767,482	694,267	73,215	10.5
Obligations of states and political subdivisions	110,239	116,346	(6,107)	(5.2)
Corporate debt securities	36,892	38,481	(1,589)	(4.1)

Total debt securities	993,515	922,326	71,189	7.7
Equity securities	12,564	12,060	504	4.2

Total available-for-sale securities	$1,006,079	$934,386	$71,693	7.7

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$88,897	$99,409	$(10,512)	(10.6)
Obligations of states and political subdivisions	513,058	496,396	16,662	3.4
Corporate debt securities	5,740	2,715	3,025	111.4

Total held-to-maturity securities	607,695	598,520	9,175	1.4

Total securities	$1,613,774	$1,532,906	$80,868	5.3

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.37%	2.36%
As a % of total securities	62.3%	61.0%
Weighted average life (in years)	4.1	4.2

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.67%	4.65%
As a % of total securities	37.7%	39.0%
Weighted average life (in years)	6.0	6.7

Total securities:
Weighted average yield at the respective period end (2)	3.25%	3.26%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.9	5.2

(1)	At June 30, 2014 and December 31, 2013, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $80.9 million or 5.3% from December 31, 2013 to June 30, 2014. Through the first half of the year, the available-for-sale portfolio increased by $71.7 million or 7.7%, which was directly due to increased purchases of residential mortgage-backed securities, while the held-to-maturity portfolio increased $9.2 million or 1.4%. For the six months ended June 30, 2014, security purchases totaled $212.2 million, while security sales were $3.5 million and maturities, paydowns, and calls totaled $136.6 million.

Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2014 and December 31, 2013 were $0.9 million and ($6.1) million, respectively. Unrealized gains on available-for-sale securities in the first half of 2014 were due to a decrease in market rates from December 31, 2013. With approximately 38% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as it would if the entire portfolio were included in the category available-for-sale.

WesBanco’s municipal portfolio comprises 38.6% of the overall securities portfolio as of June 30, 2014 as compared to 40.0% as of December 31, 2013, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	June 30, 2014		December 31, 2013
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$48,909	7.6	$45,898	7.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	466,538	72.8	429,250	70.5
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	110,275	17.2	118,126	19.4
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	8,870	1.4	9,013	1.5
Not rated by either agency	6,365	1.0	6,707	1.1

Total municipal bond portfolio	$640,957	100.0	$608,994	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of June 30, 2014 and December 31, 2013, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	June 30, 2014		December 31, 2013
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$451,419	70.4	$428,705	70.4
Revenue	189,538	29.6	180,289	29.6

Total municipal bond portfolio	$640,957	100.0	$608,994	100.0

Municipal bond issuer:
State Issued	$53,017	8.3	$51,389	8.4
Local Issued	587,940	91.7	557,605	91.6

Total municipal bond portfolio	$640,957	100.0	$608,994	100.0

The amortized cost of the municipal bond portfolio at June 30, 2014 and December 31, 2013 was $617.6 million and $608.9 million, respectively.

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at June 30, 2014:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	June 30, 2014
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$176,385	27.5
Ohio	84,890	13.2
Texas	75,362	11.8
Illinois	35,658	5.6
Michigan	25,689	4.0
All other states (1)	242,973	37.9

Total municipal bond portfolio	$640,957	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $17.7 million or 2.8% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2014		December 31, 2013
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$255,499	6.5	$263,117	6.7
Improved property	1,685,373	42.6	1,649,802	42.3

Total commercial real estate	1,940,872	49.1	1,912,919	49.0
Commercial and industrial	578,665	14.6	556,249	14.3
Residential real estate:
Land and construction	24,029	0.6	27,559	0.7
Other	874,328	22.1	863,245	22.1
Home equity	295,127	7.4	284,687	7.3
Consumer	233,097	5.9	250,258	6.4

Total portfolio loans	3,946,118	99.7	3,894,917	99.8
Loans held for sale	10,641	0.3	5,855	0.2

Total loans	$3,956,759	100.0	$3,900,772	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

        Total loans increased $56.0 million or 1.4% from December 31, 2013 as loan growth was achieved through $625 million in loan originations over the last six months. Although somewhat depressed in the first quarter due to the challenging weather and economy, loan originations increased 28.4% in the second quarter compared to the first quarter. Loan growth was driven by increased business activity in markets impacted by Marcellus and Utica shale gas drilling, additional lending personnel, focused marketing efforts, an expanded presence in our larger urban markets, and continued improvement in loan origination processes. CRE land and construction loans decreased $7.6 million or 2.9% as several completed projects were transferred to CRE improved property loans. CRE improved property loans increased $35.6 million or 2.2% due to the migration of CRE land and construction loans into the category and new loan originations. C&I loans increased $22.4 million or 4.0% due to focused business development efforts and an increase in the usage of lines of credit. Residential real estate loans increased $7.6 million or 0.9% as mortgage originations increased 60.5% over the first quarter and more loans were retained for the portfolio. Home equity lines of credit increased $10.4 million or 3.7% due to new loan campaigns and increased usage, while consumer loans decreased $17.2 million or 6.9% as paydowns outpaced new loan originations. Loans held for sale increased $4.8 million due to the increased mortgage applications. All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio while also maintaining WesBanco’s disciplined underwriting and pricing practices in a highly competitive lending market for high quality borrowers. Total loan commitments, including loans approved but not closed increased 79.3% from December 31, 2013 due primarily to increases in CRE land and construction and home equity lines of credit originations in the second quarter of 2014.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

	June 30,	December 31,
(unaudited, dollars in thousands)	2014	2013
Non-accrual loans:
Commercial real estate - land and construction	$1,950	$2,564
Commercial real estate - improved property	15,946	17,305
Commercial and industrial	6,167	4,380
Residential real estate	10,137	10,240
Home equity	1,283	1,604
Consumer	635	540

Total non-accrual loans (1)	36,118	36,633

TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	3,234	3,052
Commercial and industrial	222	415
Residential real estate	8,754	9,850
Home equity	835	902
Consumer	468	642

Total TDRs accruing interest (1)	13,513	14,861

Total non-performing loans	$49,631	$51,494

Other real estate owned and repossessed assets	5,106	4,860

Total non-performing assets	$54,737	$56,354

Non-performing loans/total portfolio loans	1.26%	1.32%
Non-performing assets/total assets	0.87%	0.92%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	1.39%	1.45%

(1)	TDRs on nonaccrual of $6.3 million and $9.3 million at June 30, 2014 and December 31, 2013, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $1.9 million or 3.6% from December 31, 2013 to June 30, 2014. Non-performing loans decreased primarily due to reductions in CRE improved property loans on non-accrual and residential real estate TDRs offset by a $1.6 million C&I loan that was placed on non-accrual in the second quarter. Another C&I loan that was placed on non-accrual and partially charged off in the first quarter of 2014 that had a remaining balance of $1.6 million at March 31, 2014 was paid in full from the sale of the collateral in the second quarter that resulted in a $0.3 million recovery of the amount previously charged-off. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

	June 30,	December 31,
(unaudited, dollars in thousands)	2014	2013
Loans past due 90 days or more:
Commercial real estate - land and construction	$248	$248
Commercial real estate - improved property	—	318
Commercial and industrial	6	—
Residential real estate	1,843	1,289
Home equity	628	411
Consumer	222	325

Total loans past due 90 days or more	2,947	2,591

Loans past due 30 to 89 days:
Commercial real estate - land and construction	235	2
Commercial real estate - improved property	907	2,897
Commercial and industrial	272	1,310
Residential real estate	3,339	4,894
Home equity	2,469	1,934
Consumer	2,916	3,794

Total loans past due 30 to 89 days	10,138	14,831

Total 30 days or more	$13,085	$17,422

Loans past due 90 days or more and accruing to total portfolio loans	0.07%	0.07%
Loans past due 30-89 days to total portfolio loans	0.26%	0.38%

Loans past due 90 days or more and accruing interest excluding TDRs increased $0.4 million or 13.7% from December 31, 2013. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days decreased $4.7 million or 31.6% between December 31, 2013 and June 30, 2014. The reduction in total delinquency is the result of improved economic conditions as well as management’s continued focus on controlling early stage delinquency.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses decreased $1.6 million from December 31, 2013 to June 30, 2014 as a result of a lower provision expense than net charge-offs and represented 1.16% of total portfolio loans at June 30, 2014, compared to 1.22% at December 31, 2013. The decrease in the allowance is supported by reductions in all categories of loans with adverse characteristics and continued improvement in economic conditions. The allowance for loans individually evaluated increased $0.3 million to $1.1 million from December 31, 2013 for one C&I loan that was placed on non-accrual in the second quarter. The allowance for loans collectively evaluated decreased $2.0 million to $44.7 million due to lower accruing delinquency and reduced levels of non-performing, classified and criticized loans.

Net charge-offs for the second quarter of 2014 were 0.06% of average portfolio loans, compared to 0.26% for the second quarter of 2013. Year-to-date, net charge-offs were 0.25% of average portfolio loans compared to 0.30% in the same period of 2013. Gross charge-offs for the second quarter of 2014 were 0.20% of average portfolio loans compared to 0.36% for the same quarter last year.

The allowance for loan commitments from December 31, 2013 to June 30, 2014 was relatively unchanged.

The allowance for credit losses by loan category, presented in Note 4 “Loans and the Allowance for Credit Losses” to the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for all segments is impacted by changes in loan balances, as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions. The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio as well as the migration of CRE loans from land and construction to improved property upon the completion of construction.

The internal risk rating is the primary factor for establishing the allowance for all commercial loans, and portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as is the internal risk grade of the loan, although certain non-performing loans carry established specific reserves and are also typically considered classified under the Bank’s risk grading system. Criticized and classified loans decreased 10.4% from December 31, 2013 to $121.5 million, or 3.08% of total loans at June 30, 2014. This represents a decrease of 23.6% over the last twelve months from $159.1 million or 4.18% of total loans as of last June 30, 2013.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allocation of the allowance was relatively unchanged from December 31, 2013. Decreases in the allowance for CRE land and construction, CRE improved property and residential real estate loans were primarily the result of lower historical loss rates. The decrease in the allowance for consumer loans is attributed to decreases in loans in that category. The allowance for C&I loans was relatively unchanged as a result of loan growth and the addition of a specific reserve during the quarter for one loan while the increase in the allowance for home equity lines of credit primarily reflects recent growth in that category. The allocation of the allowance for deposit account overdrafts increased due to increased activity.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	June 30,	% of	December 31,	% of
(unaudited, dollars in thousands)	2014	Total	2013	Total
Allowance for loan losses:
Commercial real estate - land and construction	$5,651	12.2	$6,056	12.6
Commercial real estate - improved property	17,308	37.4	18,157	37.8
Commercial and industrial	9,954	21.5	9,925	20.7
Residential real estate	5,289	11.4	5,673	11.8
Home equity	2,132	4.6	2,017	4.2
Consumer	4,564	9.9	5,020	10.5
Deposit account overdrafts	843	1.8	520	1.1

Total allowance for loan losses	$45,741	98.8	$47,368	98.7

Allowance for loan commitments:
Commercial real estate - land and construction	$281	0.6	$301	0.6
Commercial real estate - improved property	10	0.0	62	0.1
Commercial and industrial	131	0.4	130	0.3
Residential real estate	5	0.0	5	0.0
Home equity	90	0.2	85	0.2
Consumer	19	0.0	19	0.1

Total allowance for loan commitments	536	1.2	602	1.3

Total allowance for credit losses	$46,277	100.0	$47,970	100.0

        Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at June 30, 2014.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2014	December 31, 2013	$ Change	% Change
Deposits
Non-interest bearing demand	$1,021,414	$960,814	$60,600	6.3
Interest bearing demand	871,487	857,761	13,726	1.6
Money market	969,518	942,768	26,750	2.8
Savings deposits	829,155	789,709	39,446	5.0
Certificates of deposit	1,425,829	1,511,478	(85,649)	(5.7)

Total deposits	$5,117,403	$5,062,530	$54,873	1.1

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 119 branches. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $54.9 million or 1.1% during the first six months of 2014 due to increases in all deposit categories other than CDs. However, deposits decreased 1.9% in the second quarter compared to March 31, 2014 due to reduced demand deposits and CDs. During the first six months of 2014 interest bearing demand and savings deposits increased 6.3% and 5.0%, respectively, while money market deposits and interest bearing demand deposits increased 2.8% and 1.6%, respectively. These increases were due to marketing, marketing incentives paid to customers, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Deposit growth was also achieved through initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. WesBanco had $124.4 million in total outstanding ICS® balances at June 30, 2014 compared to $107.3 million at December 31, 2013.

The 5.7% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco had $325.5 million in total outstanding CDARS® balances at June 30, 2014, of which $210.5 million represented one-way buys, compared to $344.7 million in total outstanding CDARS® balances at December 31, 2013, of which $234.1 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $168.1 million at June 30, 2014 compared to $164.8 million at December 31, 2013. Certificates of deposit of $100,000 or more were approximately $777.5 million at June 30, 2014 compared to $809.7 million at December 31, 2013. Certificates of deposit totaling approximately $837.2 million at June 30, 2014 with a cost of 0.94% are scheduled to mature within the next 12 months. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally equal to or lower for comparable term maturities and types compared to rates paid on existing CDs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2014	December 31, 2013	$ Change	% Change
Federal Home Loan Bank Borrowings	$138,596	$39,508	$99,088	250.8
Other short-term borrowings	94,745	150,536	(55,791)	(37.1)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,156	106,137	19	0.0

Total	$339,497	$296,181	$43,316	14.6

In the first quarter of 2014, WesBanco paid down $16.4 million in FHLB borrowings scheduled to mature utilizing funds provided by lower cost deposits or other available cash flows for their payoff. In the second quarter, WesBanco utilized $115.5 million in new FHLB short-term borrowings. These borrowings were used to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as for CD runoff.

        Other short-term borrowings, which consist of securities sold under agreements to repurchase and federal funds purchased, were $94.7 million at June 30, 2014 compared to $150.5 million at December 31, 2013. The decrease in these borrowings has occurred primarily as a result of a $35.8 million decrease in securities sold under agreements to repurchase and a $20.0 million decrease in federal funds purchased. A revolving line of credit at the parent company from another bank matures July 31, 2014. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate borrowings secured by a pledge of the Bank’s common stock of up to $25.0 million. There were no outstanding balances as of June 30, 2014 or December 31, 2013. WesBanco is negotiating a similar line with another bank, as management has been informed by the existing correspondent bank that they are unable to provide such facility at its expiration due to BASEL III regulatory constraints.

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

CAPITAL RESOURCES

Shareholders’ equity was $778.6 million at June 30, 2014 compared to $746.6 million at December 31, 2013. Total equity increased due to net income during the current six month period of $35.3 million and a $7.3 million increase in other comprehensive income, which were partially offset by the declaration of common shareholder dividends totaling $12.9 million for the six months ended June 30, 2014. WesBanco also increased its quarterly dividend rate to $0.22 per share in February, representing a 10% increase over the prior quarter rate and a cumulative 57% increase over approximately the last four years.

On May, 21 2014, WesBanco granted 83,800 stock options to selected officers at an exercise price of $28.79. These options are service-based and vest 50% at December 31, 2014 and 50% at December 31, 2015. On the same date, WesBanco also granted 40,500 shares of restricted stock to selected officers. The restricted shares are service-based and vest 36 months from the date of grant.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2014, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2014, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $45.0 million from the Bank, of which it intends to declare a $12.0 million dividend to the parent in July. WesBanco will continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

TABLE 16. CAPITAL RESOURCES

				June 30, 2014			December 31, 2013
(unaudited, dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$569,417	9.64%	$236,384	$544,083	9.27%	$234,863
Tier 1 capital to risk-weighted assets	4.00%		6.00%	569,417	13.46%	169,185	544,083	13.06%	166,691
Total capital to risk-weighted assets	8.00%		10.00%	615,740	14.56%	338,369	591,451	14.19%	333,382

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$516,449	8.76%	$235,740	$502,165	8.58%	$234,109
Tier 1 capital to risk-weighted assets	4.00%		6.00%	516,449	12.27%	168,387	502,165	12.11%	165,828
Total capital to risk-weighted assets	8.00%		10.00%	562,213	13.36%	336,773	549,533	13.25%	331,656

(1)	Minimum to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019. The final capital rule establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities issued before May 19, 2010, and increases the capital required for certain categories of assets. WesBanco has evaluated the impact of the Basel III final capital rule on its regulatory capital ratios and anticipates that the capital ratios, on a fully-phased in Basel III basis, will continue to exceed the well-capitalized minimum requirements.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 62.1% at June 30, 2014 and deposit balances funded 81.5% of assets.

The following table lists the sources of liquidity from assets at June 30, 2014 expected within the next year:

TABLE 17. LIQUIDITY

(in thousands)
Cash and cash equivalents	$94,488
Securities with a maturity date within the next year	17,996
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	146,444
Callable securities	93,489
Loans held for sale	10,641
Accruing loans scheduled to mature	580,809
Normal loan repayments	390,764

Total sources of liquidity expected within the next year	$1,334,631

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $5.1 billion at June 30, 2014. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $837.2 million at June 30, 2014, which includes jumbo regular certificates of deposit totaling $278.4 million with a weighted-average cost of 1.32%, and jumbo CDARS® deposits of $181.1 million with a cost of 0.50%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB was approximately $1.5 billion and $1.6 billion at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the Bank had unpledged available-for-sale securities with an amortized cost of $377.2 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At June 30, 2014, WesBanco had a BIC line of credit totaling $129.9 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $155.0 million, none of which was outstanding at June 30, 2014, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

        Other short-term borrowings of $94.7 million at June 30, 2014 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during the first six months of 2014. The term repurchase agreements totaling $22.6 million require securities to be pledged equal to or greater than the instrument’s purchase price and may be called at any time by the purchaser. Such accounts were mostly issued in prior, higher interest rate periods, therefore early redemptions are relatively unlikely. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts. Federal funds purchased, used to manage WesBanco’s normal liquidity needs, including loan funding, may also be included in other short-term borrowings, and while utilized during the second quarter, their balance was paid off with short-term FHLB borrowings prior to June 30, 2014.

The principal sources of parent company liquidity are dividends from the Bank and $40.0 million in cash and investments on hand. In addition, the parent company has a $25.0 million revolving line of credit with another bank with a zero balance outstanding. The loan matures July 31, 2014, but it is anticipated that a new line of credit facility will be in place by that time. WesBanco was in compliance with all loan covenants at June 30, 2014. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2014, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $45.0 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.2 billion at June 30, 2014 and December 31, 2013. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 8, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of June 30, 2014 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at June 30, 2014 and December 31, 2013 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2014	December 31, 2013	Guidelines
+300	0.6%	0.2%	(25.0%)
+200	1.9%	1.7%	(12.5%)
+100	1.6%	1.6%	(5.0%)
-100	(2.3%)	(2.0%)	(5.0%)

As per the table above, the earnings simulation model at June 30, 2014 currently projects that net interest income for the next twelve month period would decrease by 2.3% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.0% for the same scenario as of December 31, 2013.

For rising rate scenarios, net interest income would increase by 1.6%, 1.9%, and 0.6% if rates increased by 100, 200 and 300 basis points, respectively, as of June 30, 2014 compared to increases of 1.6%, 1.7% and 0.2%, respectively, for the same increasing rate environments as of December 31, 2013.

The balance sheet continues to be asset sensitive as of June 30, 2014, similar to December 31, 2013, as changes have occurred in the mix of various earning assets and costing liabilities along with loan and transaction deposit account growth. Should rates rise more rapidly and by a higher amount than currently anticipated in the short to intermediate term, overall asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $1.1 billion at June 30, 2014, which represented approximately 43% of commercial loans, with an average floor of 4.31%. In a 100 basis point rising rate environment, these loans would not significantly reprice from their current level, since many such loans are priced above contract floors. In the current base case model, WesBanco believes that the net interest margin will slightly increase over the next twelve months. A short term rate increase or steeper yield curve should result in the margin improving by a greater amount assuming no earning asset or costing liability changes, although short term interest rates are not currently anticipated to increase until mid-2015. However, offsetting those negative factors are maturities of higher-rate certificates of deposit scheduled over the next year totaling $837.2 million at an average cost of 0.94%, which should mitigate potential compression from lower loan spreads in a more competitive loan environment, as well as anticipated loan growth. The Bank continues to experience significant pricing competition for new loans, particularly for new commercial real estate and construction loans, which may result in reduced loan spreads which would be potentially mitigated by growth in overall balances.

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

Current balance sheet strategies approved by the ALM committee include:

•	increasing total loans; primarily commercial and residential with fixed rate periods of between 3-15 years, or variable to a published index;

•	investing available short-term liquidity mostly in short final pay CMOs, step-up notes or corporate bonds;

•	implementing marketing programs to increase consumer loan balances and transaction deposit accounts versus certificates of deposit;

•	reinvesting securities cash flows into new loans or securities;

•	paying down remaining term borrowings with available cash, or borrowing at lower rates if necessary to fund higher than anticipated loan growth; and

•	extending a portion of CD maturities through the CDARS® program and continuing to decrease offered rates on maturing CDs.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at June 30, 2014, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 0.8% over the next twelve months, compared to a 1.1% increase at December 31, 2013.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At June 30, 2014, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 8.3%, compared to a decrease of 2.8% at December 31, 2013. In a 100 basis point falling rate environment, the model indicates a decrease of 3.0%, compared to a decrease of 5.3% as of December 31, 2013. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding certain transaction-type deposits, as well as certain other modeling assumptions, have resulted in the change in equity market value from year end.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WesBanco is involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. While any litigation contains an element of uncertainty, WesBanco does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2014, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no repurchases during the second quarter of 2014, other than those for KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2014				378,286

April 1, 2014 to April 30, 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	16,065	$32.04	N/A	N/A

May 1, 2014 to May 31, 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	1,206	29.32	N/A	N/A

June 1, 2014 to June 30, 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	1,986	30.24	N/A	N/A

Second Quarter 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	19,257	$31.68	N/A	N/A

Total	19,257	$31.68	—	378,286

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6. EXHIBITS

10.1	Amended and Restated Employment Agreement, dated April 24, 2014, by and between WesBanco Bank, Inc., Todd F. Clossin and WesBanco, Inc. Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2014.

10.2	Change in Control Agreement, dated April 24, 2014, by and among WesBanco, Inc., WesBanco Bank, Inc. and Todd F. Clossin. Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2014.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 25, 2014	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2014	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)