Form 10-Q
period 2014-09-30
WESBANCO INC
filed 2014-10-30
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 27, 2014, there were 29,283,675 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	September 30, 2014	December 31, 2013

ASSETS
Cash and due from banks, including interest bearing amounts of $2,704 and $15,550, respectively	$76,419	$95,551
Securities:
Available-for-sale, at fair value	959,553	934,386
Held-to-maturity (fair values of $617,332 and $596,308, respectively)	594,860	598,520

Total securities	1,554,413	1,532,906

Loans held for sale	6,260	5,855

Portfolio loans, net of unearned income	4,031,704	3,894,917
Allowance for loan losses	(45,029)	(47,368)

Net portfolio loans	3,986,675	3,847,549

Premises and equipment, net	92,090	93,157
Accrued interest receivable	20,032	18,960
Goodwill and other intangible assets, net	319,973	321,426
Bank-owned life insurance	122,678	121,390
Other assets	99,954	107,979

Total Assets	$6,278,494	$6,144,773

LIABILITIES
Deposits:
Non-interest bearing demand	$1,027,636	$960,814
Interest bearing demand	897,827	857,761
Money market	993,211	942,768
Savings deposits	824,703	789,709
Certificates of deposit	1,358,308	1,511,478

Total deposits	5,101,685	5,062,530

Federal Home Loan Bank borrowings	123,374	39,508
Other short-term borrowings	117,637	150,536
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,166	106,137

Total borrowings	347,177	296,181

Accrued interest payable	2,103	2,354
Other liabilities	38,745	37,113

Total Liabilities	5,489,710	5,398,178

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 29,367,511 issued in 2014 and 2013, respectively; outstanding: 29,283,675 and 29,175,236 shares in 2014 and 2013, respectively	61,182	61,182
Capital surplus	244,358	244,974
Retained earnings	494,511	460,351
Treasury stock (83,836 and 192,275 shares in 2014 and 2013, respectively, at cost)	(2,601)	(5,969)
Accumulated other comprehensive loss	(7,423)	(12,734)
Deferred benefits for directors	(1,243)	(1,209)

Total Shareholders’ Equity	788,784	746,595

Total Liabilities and Shareholders’ Equity	$6,278,494	$6,144,773

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$43,399	$43,678	$128,691	$131,706
Interest and dividends on securities:
Taxable	7,375	7,226	22,051	22,015
Tax-exempt	3,413	3,355	10,234	9,748

Total interest and dividends on securities	10,788	10,581	32,285	31,763

Other interest income	116	58	829	165

Total interest and dividend income	54,303	54,317	161,805	163,634

INTEREST EXPENSE
Interest bearing demand deposits	399	369	1,168	1,035
Money market deposits	487	345	1,394	1,023
Savings deposits	135	128	398	395
Certificates of deposit	3,254	5,597	10,305	17,626

Total interest expense on deposits	4,275	6,439	13,265	20,079

Federal Home Loan Bank borrowings	264	291	650	900
Other short-term borrowings	348	651	1,255	1,900
Junior subordinated debt owed to unconsolidated subsidiary trusts	805	805	2,392	2,506

Total interest expense	5,692	8,186	17,562	25,385

NET INTEREST INCOME	48,611	46,131	144,243	138,249
Provision for credit losses	1,478	2,819	4,526	5,942

Net interest income after provision for credit losses	47,133	43,312	139,717	132,307

NON-INTEREST INCOME
Trust fees	5,096	4,854	15,954	14,694
Service charges on deposits	4,170	4,650	12,107	13,309
Electronic banking fees	3,268	3,124	9,549	9,186
Net securities brokerage revenue	1,701	1,506	5,533	4,644
Bank-owned life insurance	882	911	3,577	3,739
Net gains on sales of mortgage loans	550	745	1,178	2,157
Net securities gains / (losses)	581	(15)	756	687
Net (loss) / gain on other real estate owned and other assets/liabilities	(1,167)	8	(1,218)	63
Other income	1,573	1,333	4,508	3,857

Total non-interest income	16,654	17,116	51,944	52,336

NON-INTEREST EXPENSE
Salaries and wages	17,331	16,480	50,700	48,079
Employee benefits	5,051	5,323	16,289	17,481
Net occupancy	2,916	2,921	9,265	8,943
Equipment	2,837	2,692	8,534	7,901
Marketing	1,276	1,585	3,992	4,015
FDIC insurance	786	916	2,543	2,806
Amortization of intangible assets	477	556	1,454	1,742
Restructuring and merger-related expense	—	36	—	1,265
Other operating expenses	8,589	9,500	26,884	28,024

Total non-interest expense	39,263	40,009	119,661	120,256

Income before provision for income taxes	24,524	20,419	72,000	64,387
Provision for income taxes	6,358	4,884	18,538	15,815

NET INCOME	$18,166	$15,535	$53,462	$48,572

EARNINGS PER COMMON SHARE
Basic	$0.62	$0.53	$1.83	$1.66
Diluted	$0.62	$0.53	$1.82	$1.66

AVERAGE COMMON SHARES OUTSTANDING
Basic	29,280,648	29,325,128	29,235,364	29,260,967
Diluted	29,360,880	29,412,458	29,316,914	29,328,305

DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.20	$0.66	$0.58

COMPREHENSIVE INCOME	$16,136	$14,422	$58,773	$36,495

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014 and 2013

	Common Stock					Accumulated Other	Deferred
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Benefits for Directors	Total
December 31, 2013	29,175,236	$61,182	$244,974	$460,351	$(5,969)	$(12,734)	$(1,209)	$746,595

Net income	—	—	—	53,462	—	—	—	53,462
Other comprehensive income	—	—	—	—	—	5,311	—	5,311

Comprehensive income	—	—	—	—	—	—	—	58,773
Common dividends declared ($0.66 per share)	—	—	—	(19,302)	—	—	—	(19,302)
Treasury shares acquired	(2,258)	—	49	—	(69)	—	—	(20)
Stock options exercised	68,143	—	(342)	—	2,116	—	—	1,774
Restricted stock granted	42,554	—	(1,321)	—	1,321	—	—	—
Stock compensation expense	—	—	964	—	—	—	—	964
Deferred benefits for directors- net	—	—	34	—	—	—	(34)	—

September 30, 2014	29,283,675	$61,182	$244,358	$494,511	$(2,601)	$(7,423)	$(1,243)	$788,784

December 31, 2012	29,214,660	$60,863	$241,672	$419,246	$—	$(6,365)	$(1,232)	$714,184

Net income	—	—	—	48,572	—	—	—	48,572
Other comprehensive loss	—	—	—	—	—	(12,077)	—	(12,077)

Comprehensive income	—	—	—	—	—	—	—	36,495
Common dividends declared ($0.58 per share)	—	—	—	(16,985)	—	—	—	(16,985)
Treasury shares acquired	(11,851)	—	—	—	(296)	—	—	(296)
Stock options exercised	113,674	233	2,411	—	27	—	—	2,671
Restricted stock granted	38,250	57	(326)	—	269	—	—	—
Adjustment to shares issued in acquisition	(4,672)	(9)	(95)	—	—	—	—	(104)
Stock compensation expense	—	—	723	—	—	—	—	723
Deferred benefits for directors- net	—	—	(33)	—	—	—	33	—

September 30, 2013	29,350,061	$61,144	$244,352	$450,833	$—	$(18,442)	$(1,199)	$736,688

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2014	2013
NET CASH PROVIDED BY OPERATING ACTIVITIES	$70,215	$88,613

INVESTING ACTIVITIES
Net increase in loans	(142,693)	(159,087)
Securities available-for-sale:
Proceeds from sales	4,819	9,265
Proceeds from maturities, prepayments and calls	169,094	192,714
Purchases of securities	(192,340)	(137,156)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	34,572	74,590
Purchases of securities	(33,153)	(77,179)
Purchases of premises and equipment - net	(4,409)	(6,571)
Proceeds from bank-owned life insurance	2,284	2,954
Sale of portfolio loans - net	—	5,886

Net cash used in investing activities	(161,826)	(94,584)

FINANCING ACTIVITIES
Increase in deposits	39,688	117,049
Proceeds from Federal Home Loan Bank borrowings	100,532	—
Repayment of Federal Home Loan Bank borrowings	(16,559)	(50,627)
Decrease in other short-term borrowings	(64,074)	(18,421)
Increase in federal funds purchased	30,000	—
Repayment of junior subordinated debt	—	(7,732)
Dividends paid to common shareholders	(18,695)	(16,373)
Treasury shares sold (purchased) - net	1,587	(274)
Issuance of common stock	—	2,383

Net cash provided by financing activities	72,479	26,005

Net (decrease) increase in cash and cash equivalents	(19,132)	20,034
Cash and cash equivalents at beginning of the period	95,551	125,605

Cash and cash equivalents at end of the period	$76,419	$145,639

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$18,672	$25,802
Income taxes paid	12,300	15,725
Transfers of loans to other real estate owned	1,832	1,800
Transfers of loans to held for sale	—	9,434

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

Recent accounting pronouncements — In August 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2014-14) related to the classification of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based upon the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may be adopted under either a modified retrospective transition method or a prospective transition method. However, the same method of transition as elected under ASU 2014-04 must be applied. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In June 2014, the FASB issued an accounting pronouncement (ASU 2014-11) related to repurchase-to-maturity transactions, repurchase financing and disclosures. The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2014	2013	2014	2013
Numerator for both basic and diluted earnings per common share:
Net income	$18,166	$15,535	$53,462	$48,572

Denominator:
Total average basic common shares outstanding	29,280,648	29,325,128	29,235,364	29,260,967
Effect of dilutive stock options and warrant	80,232	87,330	81,550	67,338

Total diluted average common shares outstanding	29,360,880	29,412,458	29,316,914	29,328,305

Earnings per common share - basic	$0.62	$0.53	$1.83	$1.66
Earnings per common share - diluted	$0.62	$0.53	$1.82	$1.66

Stock options representing shares of 45,701 for the three months ended September 30, 2013, and shares of 73,536 for the nine months ended September 30, 2013, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the three and nine months ended September 30, 2014, all outstanding options were dilutive.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30, 2014				December 31, 2013
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$80,769	$430	$(677)	$80,522	$75,164	$6	$(1,938)	$73,232
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	736,497	3,069	(11,150)	728,416	707,000	3,191	(15,924)	694,267
Obligations of states and political subdivisions	97,137	5,573	(15)	102,695	112,536	4,165	(355)	116,346
Corporate debt securities	36,723	248	(179)	36,792	38,777	174	(470)	38,481

Total debt securities	$951,126	$9,320	$(12,021)	$948,425	$933,477	$7,536	$(18,687)	$922,326
Equity securities	10,492	644	(8)	11,128	10,597	1,463	—	12,060

Total available-for-sale securities	$961,618	$9,964	$(12,029)	$959,553	$944,074	$8,999	$(18,687)	$934,386

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$83,632	$3,221	$(507)	$86,346	$99,409	$2,804	$(1,023)	$101,190
Obligations of states and political subdivisions	505,486	21,589	(1,786)	525,289	496,396	10,158	(13,906)	492,648
Corporate debt securities	5,742	39	(84)	5,697	2,715	—	(245)	2,470

Total held-to-maturity securities	$594,860	$24,849	$(2,377)	$617,332	$598,520	$12,962	$(15,174)	$596,308

Total securities	$1,556,478	$34,813	$(14,406)	$1,576,885	$1,542,594	$21,961	$(33,861)	$1,530,694

At September 30, 2014, and December 31, 2013, there were no holdings of any one issuer, other than the U.S. government and certain government or government-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2014. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	September 30, 2014
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Obligations of government agencies	$—	$17,056	$44,812	$18,654	$—	$80,522
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	728,416	728,416
Obligations of states and political subdivisions	6,799	39,840	20,649	35,407	—	102,695
Corporate debt securities	14,034	5,865	12,069	4,824	—	36,792
Equity securities (2)	—	—	—	—	11,128	11,128

Total available-for-sale securities	$20,833	$62,761	$77,530	$58,885	$739,544	$959,553

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$86,346	$86,346
Obligations of states and political subdivisions	2,725	10,650	200,258	311,656	—	525,289
Corporate debt securities	—	—	5,697	—	—	5,697

Total held-to-maturity securities	$2,725	$10,650	$205,955	$311,656	$86,346	$617,332

Total securities	$23,558	$73,411	$283,485	$370,541	$825,890	$1,576,885

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $594.9 million.

Securities with aggregate fair values of $721.8 million and $701.7 million at September 30, 2014 and December 31, 2013, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $4.8 million and $9.3 million for the nine months ended September 30, 2014 and 2013, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income net of tax, as of September 30, 2014 and December 31, 2013 were ($1.3) million and ($6.1) million, respectively.

The following table presents the gross realized gains and losses on sales and calls of securities for the three and nine months ended September 30, 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2014	2013	2014	2013
Gross realized gains	$602	$5	$967	$881
Gross realized losses	(21)	(20)	(211)	(194)

Net realized gains (losses)	$581	$(15)	$756	$687

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$22,192	$(139)	7	$19,457	$(538)	4	$41,649	$(677)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	306,257	(2,585)	55	237,876	(9,072)	43	544,133	(11,657)	98
Obligations of states and political subdivisions	13,160	(90)	16	79,954	(1,711)	130	93,114	(1,801)	146
Corporate debt securities	5,955	(45)	2	4,490	(218)	2	10,445	(263)	4
Equity securities	281	(8)	1	—	—	—	281	(8)	1

Total temporarily impaired securities	$347,845	$(2,867)	81	$341,777	$(11,539)	179	$689,622	$(14,406)	260

	December 31, 2013
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$54,356	$(1,911)	15	$5,083	$(27)	2	$59,439	$(1,938)	17
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	513,495	(14,639)	89	37,002	(2,308)	11	550,497	(16,947)	100
Obligations of states and political subdivisions	181,667	(10,830)	277	47,793	(3,431)	76	229,460	(14,261)	353
Corporate debt securities	19,837	(560)	7	2,845	(155)	1	22,682	(715)	8

Total temporarily impaired securities	$769,355	$(27,940)	388	$92,723	$(5,921)	90	$862,078	$(33,861)	478

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) Pittsburgh and FHLB Cincinnati stock totaling $15.0 million and $11.6 million at September 30, 2014 and December 31, 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.6 million and $2.7 million at September 30, 2014 and December 31, 2013, respectively.

	September 30,	December 31,
(unaudited, in thousands)	2014	2013
Commercial real estate:
Land and construction	$235,249	$263,117
Improved property	1,738,087	1,649,802

Total commercial real estate	1,973,336	1,912,919

Commercial and industrial	603,245	556,249
Residential real estate	909,531	890,804
Home equity	313,711	284,687
Consumer	231,881	250,258

Total portfolio loans	4,031,704	3,894,917

Loans held for sale	6,260	5,855

Total loans	$4,037,964	$3,900,772

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Nine Months Ended September 30, 2014 and 2013
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2013:
Allowance for loan losses	$6,056	$18,157	$9,925	$5,673	$2,017	$5,020	$520	$47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total beginning allowance for credit losses	6,357	18,219	10,055	5,678	2,102	5,039	520	47,970

Provision for credit losses:
Provision for loan losses	(812)	(403)	1,357	1,867	860	1,066	660	4,595
Provision for loan commitments	(35)	(42)	(6)	1	12	1	—	(69)

Total provision for credit losses	(847)	(445)	1,351	1,868	872	1,067	660	4,526

Charge-offs	—	(1,696)	(2,632)	(2,025)	(591)	(2,326)	(577)	(9,847)
Recoveries	—	457	1,058	339	94	782	183	2,913

Net charge-offs	—	(1,239)	(1,574)	(1,686)	(497)	(1,544)	(394)	(6,934)

Balance at September 30, 2014:
Allowance for loan losses	5,244	16,515	9,708	5,854	2,380	4,542	786	45,029
Allowance for loan commitments	266	20	124	6	97	20	—	533

Total ending allowance for credit losses	$5,510	$16,535	$9,832	$5,860	$2,477	$4,562	$786	$45,562

Balance at December 31, 2012:
Allowance for loan losses	$3,741	$23,614	$9,326	$7,182	$2,458	$5,557	$821	$52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total beginning allowance for credit losses	3,768	23,639	9,541	7,188	2,507	5,576	821	53,040

Provision for credit losses:
Provision for loan losses	1,179	3,066	(561)	459	(61)	1,457	373	5,912
Provision for loan commitments	57	(1)	(64)	—	37	1	—	30

Total provision for credit losses	1,236	3,065	(625)	459	(24)	1,458	373	5,942

Charge-offs	(526)	(5,651)	(1,264)	(2,092)	(508)	(3,018)	(666)	(13,725)
Recoveries	125	482	407	250	108	887	197	2,456

Net charge-offs	(401)	(5,169)	(857)	(1,842)	(400)	(2,131)	(469)	(11,269)

Balance at September 30, 2013:
Allowance for loan losses	4,519	21,511	7,908	5,799	1,997	4,883	725	47,342
Allowance for loan commitments	84	24	151	6	86	20	—	371

Total ending allowance for credit losses	$4,603	$21,535	$8,059	$5,805	$2,083	$4,903	$725	$47,713

The following tables present the allowance for credit losses and recorded investment in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over-draft	Total
September 30, 2014
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$57	$1,026	$—	$—	$—	$—	$1,083
Allowance for loans collectively evaluated for impairment	5,244	16,458	8,682	5,854	2,380	4,542	786	43,946
Allowance for loan commitments	266	20	124	6	97	20	—	533

Total allowance for credit losses	$5,510	$16,535	$9,832	$5,860	$2,477	$4,562	$786	$45,562

Portfolio loans:
Individually evaluated for impairment (1)	$—	$8,592	$3,015	$—	$—	$—	$—	$11,607
Collectively evaluated for impairment	235,249	1,729,495	600,230	909,531	313,711	231,881	—	4,020,097

Total portfolio loans	$235,249	$1,738,087	$603,245	$909,531	$313,711	$231,881	$—	$4,031,704

December 31, 2013
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$51	$681	$—	$—	$—	$—	$732
Allowance for loans collectively evaluated for impairment	6,056	18,106	9,244	5,673	2,017	5,020	520	46,636
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total allowance for credit losses	$6,357	$18,219	$10,055	$5,678	$2,102	$5,039	$520	$47,970

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,321	$1,754	$—	$—	$—	$—	$6,075
Collectively evaluated for impairment	263,117	1,645,481	554,495	890,804	284,687	250,258	—	3,888,842

Total portfolio loans	$263,117	$1,649,802	$556,249	$890,804	$284,687	$250,258	$—	$3,894,917

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

Pass loans are those that exhibit a history of positive financial results that are at least comparable to the average for their industry or type of real estate. The primary source of repayment is acceptable and these loans are expected to perform satisfactorily during most economic cycles. Pass loans typically have no significant external factors that are expected to adversely affect these borrowers more than others in the same industry or property type. Any minor unfavorable characteristics of these loans are outweighed or mitigated by other positive factors including but not limited to adequate secondary or tertiary sources of repayment.

Criticized or compromised loans are currently protected but have weaknesses, which, if not corrected, may inadequately protect WesBanco Bank, Inc. (the “Bank”) at some future date. These loans represent an unwarranted credit risk and would generally not be extended in the normal course of lending. Specific issues which may warrant this grade include declining financial results, increased reliance on secondary sources of repayment or guarantor support and adverse external influences that may negatively impact the business or property.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2014
Pass	$227,987	$1,680,289	$580,748	$2,489,024
Criticized - compromised	5,499	19,783	14,271	39,553
Classified - substandard	1,763	38,015	8,192	47,970
Classified - doubtful	—	—	34	34

Total	$235,249	$1,738,087	$603,245	$2,576,581

As of December 31, 2013
Pass	$253,231	$1,548,780	$531,573	$2,333,584
Criticized - compromised	6,498	57,983	10,768	75,249
Classified - substandard	3,388	43,039	13,908	60,335
Classified - doubtful	—	—	—	—

Total	$263,117	$1,649,802	$556,249	$2,469,168

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $14.6 million at September 30, 2014 and $14.4 million at December 31, 2013, of which $3.1 and $2.0 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of September 30, 2014
Commercial real estate:
Land and construction	$233,591	$140	$233	$1,285	$1,658	$235,249	$—
Improved property	1,720,260	2,531	4,911	10,385	17,827	1,738,087	—

Total commercial real estate	1,953,851	2,671	5,144	11,670	19,485	1,973,336	—

Commercial and industrial	598,791	334	1,320	2,800	4,454	603,245	86
Residential real estate	897,554	1,121	2,347	8,509	11,977	909,531	1,826
Home equity	309,672	1,727	479	1,833	4,039	313,711	852
Consumer	228,342	2,464	527	548	3,539	231,881	383

Total portfolio loans	3,988,210	8,317	9,817	25,360	43,494	4,031,704	3,147
Loans held for sale	6,260	—	—	—	—	6,260	—

Total loans	$3,994,470	$8,317	$9,817	$25,360	$43,494	$4,037,964	$3,147

Impaired loans included above are as follows:
Non-accrual loans	$7,723	$893	$6,113	$22,042	$29,048	$36,771
TDRs accruing interest (1)	11,668	174	209	171	554	12,222

Total impaired	$19,391	$1,067	$6,322	$22,213	$29,602	$48,993

As of December 31, 2013
Commercial real estate:
Land and construction	$261,165	$2	$—	$1,950	$1,952	$263,117	$248
Improved property	1,632,973	2,482	2,346	12,001	16,829	1,649,802	318

Total commercial real estate	1,894,138	2,484	2,346	13,951	18,781	1,912,919	566

Commercial and industrial	552,414	1,112	977	1,746	3,835	556,249	—
Residential real estate	875,192	1,641	4,710	9,261	15,612	890,804	1,289
Home equity	281,004	1,581	470	1,632	3,683	284,687	411
Consumer	245,876	3,223	649	510	4,382	250,258	325

Total portfolio loans	3,848,624	10,041	9,152	27,100	46,293	3,894,917	2,591
Loans held for sale	5,855	—	—	—	—	5,855	—

Total loans	$3,854,479	$10,041	$9,152	$27,100	$46,293	$3,900,772	$2,591

Impaired loans included above are as follows:
Non-accrual loans	$9,028	$588	$2,722	$24,295	$27,605	$36,633
TDRs accruing interest (1)	13,595	171	881	214	1,266	14,861

Total impaired	$22,623	$759	$3,603	$24,509	$28,871	$51,494

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

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

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2014			December 31, 2013
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,647	$1,547	$—	$2,663	$2,564	$—
Improved property	18,361	16,888	—	21,421	19,628	—
Commercial and industrial	4,192	3,714	—	3,773	3,249	—
Residential real estate	19,438	17,782	—	22,006	20,090	—
Home equity	2,551	2,264	—	2,675	2,506	—
Consumer	1,264	1,071	—	1,402	1,182	—

Total impaired loans without a specific allowance	47,453	43,266	—	53,940	49,219	—

With a specific allowance recorded:
Commercial real estate:
Improved property	3,812	3,812	57	729	729	51
Commercial and industrial	1,915	1,915	1,026	1,546	1,546	681

Total impaired loans with a specific allowance	5,727	5,727	1,083	2,275	2,275	732

Total impaired loans	$53,180	$48,993	$1,083	$56,215	$51,494	$732

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,749	$11	$4,181	$—	$2,099	$26	$5,049	$89
Improved Property	17,672	169	22,777	92	18,415	322	23,471	408
Commercial and industrial	4,071	(2)	3,643	26	3,802	87	3,884	87
Residential real estate	18,337	219	19,487	217	18,900	610	19,872	582
Home equity	2,191	13	2,278	20	2,279	48	2,201	50
Consumer	1,087	26	1,361	28	1,131	72	1,425	77

Total impaired loans without a specific allowance	45,107	436	53,727	383	46,626	1,165	55,902	1,293

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	1,500	6	—	—	1,543	28
Improved Property	2,269	109	2,765	—	1,499	113	3,251	—
Commercial and industrial	1,938	27	—	—	2,134	68	—	—

Total impaired loans with a specific allowance	4,207	136	4,265	6	3,633	181	4,794	28

Total impaired loans	$49,314	$572	$57,992	$389	$50,259	$1,346	$60,696	$1,321

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	September 30, 2014	December 31, 2013
Commercial real estate:
Land and construction	$1,547	$2,564
Improved property	18,206	17,305

Total commercial real estate	19,753	19,869

Commercial and industrial	5,432	4,380
Residential real estate	9,404	10,240
Home equity	1,499	1,604
Consumer	683	540

Total	$36,771	$36,633

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	September 30, 2014			December 31, 2013
(unaudited, in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial real estate:
Land and construction	$—	$466	$466	$—	$1,601	$1,601
Improved property	2,494	1,572	4,066	3,052	3,658	6,710

Total commercial real estate	2,494	2,038	4,532	3,052	5,259	8,311

Commercial and industrial	197	686	883	415	579	994
Residential real estate	8,378	2,208	10,586	9,850	2,991	12,841
Home equity	765	264	1,029	902	289	1,191
Consumer	388	300	688	642	206	848

Total	$12,222	$5,496	$17,718	$14,861	$9,324	$24,185

As of September 30, 2014, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

The following tables present details related to loans identified as TDRs during the three and nine months ended September 30, 2014 and September 30, 2013, respectively:

	New TDRs (1) For the Three Months Ended
	September 30, 2014			September 30, 2013
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	1	$66	$65
Improved Property	2	475	465	1	49	49

Total commercial real estate	2	475	465	2	115	114

Commercial and industrial	—	—	—	1	14	14
Residential real estate	1	112	112	8	307	280
Home equity	1	58	57	2	75	52
Consumer	2	52	50	9	98	92

Total	6	$697	$684	22	$609	$552

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Nine Months Ended
	September 30, 2014			September 30, 2013
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	2	$366	$359
Improved Property	4	692	664	6	568	395

Total commercial real estate	4	692	664	8	934	754

Commercial and industrial	—	—	—	7	164	161
Residential real estate	5	286	278	24	2,180	2,094
Home equity	1	59	57	3	91	64
Consumer	12	191	163	13	143	120

Total	22	$1,228	$1,162	55	$3,512	$3,193

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following tables summarize TDRs which defaulted (defined as past due 90 days or more) during the three and nine months ended September 30, 2014 and 2013 that were restructured within the last twelve months prior to September 30, 2014 and 2013:

	Defaulted TDRs (1)
	For the Three Months Ended
	September 30, 2014		September 30, 2013
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	—	—	8	451
Home equity	—	—	1	20
Consumer	—	—	3	37

Total	—	$—	12	$508

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2014 and 2013.

	Defaulted TDRs (1)
	For the Nine Months Ended
	September 30, 2014		September 30, 2013
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	1	45

Total commercial real estate	—	—	1	45

Commercial and industrial	—	—	2	293
Residential real estate	1	45	24	1,624
Home equity	—	—	5	107
Consumer	—	—	3	37

Total	1	$45	35	$2,106

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2014 and 2013.

TDRs that defaulted during the nine month period that were restructured within the last twelve months represented 0.3% of the total TDR balance at September 30, 2014. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At September 30, 2014, the loan in the table above was not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	September 30, 2014	December 31, 2013
Other real estate owned	$4,505	$4,689
Repossessed assets	190	171

Total other real estate owned and repossessed assets	$4,695	$4,860

Residential real estate included in other real estate owned at September 30, 2014 and December 31, 2013 was $0.5 million and $0.3 million, respectively. At September 30, 2014, formal foreclosure proceedings were in process on residential real estate loans totaling $5.1 million.

NOTE 5. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2014	2013	2014	2013
Service cost - benefits earned during year	$734	$742	$2,176	$2,398
Interest cost on projected benefit obligation	1,196	1,015	3,549	3,092
Expected return on plan assets	(1,822)	(1,485)	(5,407)	(4,525)
Amortization of prior service cost	11	11	33	34
Amortization of net loss	370	906	1,100	2,626

Net periodic pension cost	$489	$1,189	$1,451	$3,625

The Plan covers all employees of WesBanco who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $4.0 million is due for 2014 which could be all or partially funded by the Plan’s $29.2 million available credit balance. A contribution of $2.5 million was made in June 2014 and an additional $2.5 million is expected to be funded in December.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013:

		September 30, 2014
		Fair Value Measurements Using:
(unaudited, in thousands)	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$80,522	$—	$80,522	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	728,416	—	728,416	—
Obligations of state and political subdivisions	102,695	—	102,695	—
Corporate debt securities	36,792	—	36,792	—
Equity securities	11,128	9,197	1,931	—

Total securities - available-for-sale	$959,553	$9,197	$950,356	$—

Total recurring fair value measurements	$959,553	$9,197	$950,356	$—

Nonrecurring fair value measurements
Impaired loans	$4,644	$—	$—	$4,644
Other real estate owned and repossessed assets	4,695	—	—	4,695
Loans held for sale	6,260	—	6,260	—

Total nonrecurring fair value measurements	$15,599	$—	$6,260	$9,339

		December 31, 2013
		Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$73,232	$—	$73,232	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	694,267	—	694,267	—
Obligations of state and political subdivisions	116,346	—	116,346	—
Corporate debt securities	38,481	—	38,481	—
Equity securities	12,060	9,962	2,098	—

Total securities - available-for-sale	$934,386	$9,962	$924,424	$—

Total recurring fair value measurements	$934,386	$9,962	$924,424	$—

Nonrecurring fair value measurements
Impaired loans	$1,543	$—	$—	$1,543
Other real estate owned and repossessed assets	4,860	—	—	4,860
Loans held for sale	5,855	—	5,855	—

Total nonrecurring fair value measurements	$12,258	$—	$5,855	$6,403

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the nine months ended September 30, 2014 or 2013.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
September 30, 2014:
Impaired loans	$4,644	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (36.9%) / (11.6%)
			Liquidation expenses (2)	(1.0%) to (8.0%) / (7.2%)
Other real estate owned and repossessed assets	4,695	Appraisal of collateral (1), (3)
December 31, 2013:
Impaired loans	$1,543	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (29.1%) / (15.6%)
			Liquidation expenses (2)	(3.5%) to (8.0%) / (4.7%)
Other real estate owned and repossessed assets	4,860	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements
(unaudited in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
September 30, 2014
Financial Assets
Cash and due from banks	$76,419	$76,419	$76,419	$—	$—
Securities available-for-sale	959,553	959,553	9,197	950,356	—
Securities held-to-maturity	594,860	617,332	—	616,589	743
Net loans	3,986,675	3,945,722	—	—	3,945,722
Loans held for sale	6,260	6,260	—	6,260	—
Accrued interest receivable	20,032	20,032	20,032	—	—
Bank-owned life insurance	122,678	122,678	122,678	—	—

Financial Liabilities
Deposits	5,101,685	5,110,555	3,743,378	1,367,177	—
Federal Home Loan Bank borrowings	123,374	125,749	—	125,749	—
Other borrowings	117,637	117,640	114,222	3,418	—
Junior subordinated debt	106,166	80,080	—	80,080	—
Accrued interest payable	2,103	2,103	2,103	—	—

December 31, 2013:
Financial Assets
Cash and due from banks	$95,551	$95,551	$95,551	$—	$—
Securities available-for-sale	934,386	934,386	9,962	924,424	—
Securities held-to-maturity	598,520	596,308	—	595,581	727
Net loans	3,847,549	3,754,465	—	—	3,754,465
Loans held for sale	5,855	5,855	—	5,855	—
Accrued interest receivable	18,960	18,960	18,960	—	—
Bank-owned life insurance	121,390	121,390	121,390	—	—

Financial Liabilities
Deposits	5,062,530	5,076,207	3,551,052	1,525,155	—
Federal Home Loan Bank borrowings	39,508	42,314	—	42,314	—
Other borrowings	150,536	153,015	104,196	48,819	—
Junior subordinated debt	106,137	74,038	—	74,038	—
Accrued interest payable	2,354	2,354	2,354	—	—

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

Other borrowings: The carrying amount of federal funds purchased and overnight sweep accounts generally approximate fair value. Other repurchase agreements are based on quoted market prices if available. If market prices are not available, for certain adjustable rate repurchase agreements, then quoted market prices of similar instruments are used.

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

NOTE 7. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available- for-Sale to Held-to-Maturity	Total
Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

Other comprehensive income before reclassifications	—	5,344	—	5,344
Amounts reclassified from accumulated other comprehensive income	716	(525)	(224)	(33)

Period change	716	4,819	(224)	5,311

Balance at September 30, 2014	$(7,250)	$(1,307)	$1,134	$(7,423)

Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

Other comprehensive income before reclassifications	—	(13,095)	—	(13,095)
Amounts reclassified from accumulated other comprehensive income	1,630	(75)	(537)	1,018

Period change	1,630	(13,170)	(537)	(12,077)

Balance at September 30, 2013	$(19,771)	$(138)	$1,467	$(18,442)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 36.5%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2014	2013	2014	2013
Securities available-for-sale (1):
Net securities (gains)/losses reclassified into earnings	$(583)	$10	$(831)	$(119)	Net securities gains (Non-interest income)
Related income tax expense/(benefit)	214	(4)	306	44	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(369)	6	(525)	(75)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(84)	(207)	(354)	(857)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	31	76	130	320	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(53)	(131)	(224)	(537)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	382	918	1,134	2,661	Employee benefits (Non-interest expense)
Related income tax benefit	(140)	(338)	(418)	(1,031)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	242	580	716	1,630

Total reclassifications for the period	$(180)	$455	$(33)	$1,018

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 5, “Pension Plan” for additional detail.

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.5 million and $0.6 million as of September 30, 2014 and December 31, 2013, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was immaterial as of September 30, 2014 and December 31, 2013.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	September 30, 2014	December 31, 2013
Lines of credit	$952,000	$964,777
Loans approved but not closed	132,024	73,937
Overdraft limits	88,787	96,291
Letters of credit	25,630	18,686
Contingent obligations to purchase loans funded by other entities	6,774	6,327

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 9. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking as well as trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.8 billion and $3.5 billion at September 30, 2014 and 2013, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended September 30, 2014:
Interest income	$54,303	$—	$54,303
Interest expense	5,692	—	5,692

Net interest income	48,611	—	48,611
Provision for credit losses	1,478	—	1,478

Net interest income after provision for credit losses	47,133	—	47,133
Non-interest income	11,558	5,096	16,654
Non-interest expense	36,292	2,971	39,263

Income before provision for income taxes	22,399	2,125	24,524
Provision for income taxes	5,508	850	6,358

Net income	$16,891	$1,275	$18,166

For the Three Months ended September 30, 2013:
Interest income	$54,317	$—	$54,317
Interest expense	8,186	—	8,186

Net interest income	46,131	—	46,131
Provision for credit losses	2,819	—	2,819

Net interest income after provision for credit losses	43,312	—	43,312
Non-interest income	12,262	4,854	17,116
Non-interest expense	37,011	2,998	40,009

Income before provision for income taxes	18,563	1,856	20,419
Provision for income taxes	4,141	743	4,884

Net income	$14,422	$1,113	$15,535

For the Nine Months ended September 30, 2014:
Interest income	$161,805	$—	$161,805
Interest expense	17,562	—	17,562

Net interest income	144,243	—	144,243
Provision for credit losses	4,526	—	4,526

Net interest income after provision for credit losses	139,717	—	139,717
Non-interest income	35,990	15,954	51,944
Non-interest expense	110,485	9,176	119,661

Income before provision for income taxes	65,222	6,778	72,000
Provision for income taxes	15,827	2,711	18,538

Net income	$49,395	$4,067	$53,462

For the Nine Months ended September 30, 2013:
Interest income	$163,634	$—	$163,634
Interest expense	25,385	—	25,385

Net interest income	138,249	—	138,249
Provision for credit losses	5,942	—	5,942

Net interest income after provision for credit losses	132,307	—	132,307
Non-interest income	37,642	14,694	52,336
Non-interest expense	111,384	8,872	120,256

Income before provision for income taxes	58,565	5,822	64,387
Provision for income taxes	13,486	2,329	15,815

Net income	$45,079	$3,493	$48,572

Total non-fiduciary assets of the trust and investment services segment were $4.0 million and $3.3 million at September 30, 2014 and 2013, respectively. All goodwill and other intangible assets were allocated to the community banking segment.

NOTE 10. SUBSEQUENT EVENTS

On October 29, 2014, WesBanco and ESB Financial Corporation (“ESB”), a Pennsylvania thrift holding company based in Ellwood City, Pennsylvania with $1.9 billion in assets and 23 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of ESB with and into WesBanco. Under the terms of the Agreement and Plan of Merger, which has been unanimously approved by the board of directors of both companies, WesBanco will exchange a combination of its common stock and cash for ESB common stock. ESB shareholders will be entitled to receive 0.502 shares of WesBanco common stock and cash in the amount of $1.76 per share for each share of ESB common stock for a total value of approximately $17.65 per share. The receipt by ESB shareholders of shares of WesBanco common stock in exchange for their shares of ESB common stock is anticipated to qualify as a tax-free exchange. The transaction currently is valued at approximately $324.4 million, based on WesBanco’s 15 day average closing common stock price prior to announcement and ESB’s shares outstanding. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of WesBanco and ESB. It is expected that the transaction will be completed in the first or second quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and nine months ended September 30, 2014. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2013 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, respectively, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and ESB may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and ESB may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and ESB may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 120 branches, including our new Southpointe office opening November 3, 2014 in western Pennsylvania, one loan production office and 105 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On October 29, 2014, WesBanco and ESB, a Pennsylvania thrift holding company based in Ellwood City, Pennsylvania with $1.9 billion in assets and 23 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of ESB with and into WesBanco. The transaction, approved by the directors of both companies, currently is valued at approximately $324.4 million. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of WesBanco and ESB. It is expected that the transaction will be completed in the first or second quarter of 2015. Please see Note 10, “Subsequent Events” in the notes to the consolidated financial statements for additional discussion.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2014 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2013 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended September 30, 2014 was $18.2 million, compared to $15.5 million for the third quarter of 2013, representing an increase of 17%, while diluted earnings per share were $0.62, compared to $0.53 per share for the 2013 quarter, representing an increase of 17%. The third quarter results included a pre-tax charge of $1.4 million relating to the prepayment of a repurchase agreement. Please refer to the “Non-Interest Income” section of this MD&A for additional information. For the nine month period ended September 30, 2014, net income totaled $53.5 million, compared to $48.6 million for the same period of last year, representing an increase of 10%, while diluted earnings per share totaled $1.82 as compared to $1.66 for 2013, representing an increase of 10%. The increase in net income improved the return on average assets to 1.15% from 1.07% in the year-to-date period of last year. Return on assets for WesBanco remains well above second quarter 2014 peer group averages, the most recent available.

Net interest income increased $2.5 million or 5.4% in the third quarter of 2014 compared to the third quarter of 2013 due to a 3.6% increase in average earning assets, primarily through a 4.4% increase in average loan balances, and improvement in the net interest margin. Year-to-date net interest income increased $6.0 million or 4.3% from last year. The net interest margin improved by 6 basis points to 3.58% in the third quarter of 2014 compared to 3.52% in the same quarter of 2013, while for the first nine months the margin was 3.62% compared to 3.58% in 2013. Accretion of various purchase accounting adjustments from a 2012 acquisition benefited the net interest margin throughout 2013 and the first nine months of 2014, but at a decreasing rate. Excluding this benefit from both years, the net interest margin increased by 7 basis points from the third quarter of 2013, and 10 basis points from the first nine months of 2013. The improved net interest margin in the current low interest rate environment resulted partially from the aforementioned loan growth as the average rate on loans is higher than the average rate on securities. In addition, funding costs continued to decrease in the first nine months of 2014 as a result of a 28.4% reduction in higher-rate average other borrowings, primarily through maturities, and a 10.2% increase in lower-cost demand, money market and savings account deposits, while higher-cost CDs decreased by 11.0%. Overall average deposits increased by 3.3% year-to-date in 2014 compared to the same period in 2013.

Lower charge-offs and continued improvement in delinquent, non-performing and classified and criticized loans resulted in the provision for credit losses decreasing to $1.5 million for the third quarter of 2014 compared to $2.8 million in the third quarter of 2013. For the nine months ended September 30, 2014 the provision was $4.5 million compared to $5.9 million in the same period of 2013. The allowance for loan losses represented 1.12% of total portfolio loans at September 30, 2014, compared to 1.23% at the end of the 2013 third quarter.

Non-interest income decreased $0.5 million or 2.7% for the third quarter of 2014 compared to the third quarter of 2013. The third quarter of 2014 included a $1.4 million charge related to the pre-payment of a higher rate $22.0 million repurchase agreement with another bank. Non-interest income, excluding this charge, increased $1.0 million or 5.6% for the three month period. Trust fees increased 5.0% in the third quarter as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were $3.8 billion at September 30, 2014, representing an increase of 8.1% from $3.5 billion at September 30, 2013. Net securities brokerage revenues increased $0.2 million or 12.9%, due to significant production increases from the addition of support and producing staff in several regions, as well as an increase in referrals and production from a licensed retail banker program. Net security gains increased by $0.6 million. Service charges on deposits decreased 10.3% compared to the third quarter of 2013 due to lower overdraft fees that are affected by consistent increases in deposit levels and higher average deposits per account. Mortgage loan sale gains decreased 26.2% as increasing interest rates reduced refinancings resulting in lower mortgage activity, which was also impacted by the recently-adopted Qualified Mortgage and Ability-to-Repay rules, which have somewhat limited the Bank’s product offerings. For the first nine months of 2014, non-interest income decreased 0.7% for similar reasons. However, excluding the $1.4 million charge relating to the prepayment, non-interest income increased by 2.0% for the nine month period.

Non-interest expense decreased $0.7 million or 1.9% for the third quarter compared to the third quarter of 2013. Salaries and wages increased 5.2%, due to routine annual adjustments to compensation, increased commissions on higher brokerage revenue and incentive and stock-related compensation granted in 2014. Employee benefits expense decreased 5.1%, primarily from decreased pension and other benefits expense, partially offset by higher health insurance cost. Marketing expense decreased 19.5% primarily due to differences year-to-year in the timing of campaigns. Other expense decreased 9.6% primarily due to reduced communications and other real estate owned expense. For the year-to-date period of 2014, non-interest expense decreased $0.6 million or 0.5% compared to the same period in 2013. Excluding 2013 merger-related expenses of $1.3 million incurred primarily in the first quarter of 2013, total non-interest expense would have increased $0.7 million or 0.6% for the first nine months. Salaries and wages increased 5.5% and employee benefits decreased 6.8% in the year-to-date period. In addition, net occupancy and equipment expense increased due to higher weather-related expenses, the opening of two branches near the end of 2013, and investment in internal infrastructure in the second half of last year. Other expense decreased 4.1%, also primarily due to lower communication and other real estate owned expenses. However, despite the overall increase in year-to-date non-interest expense, the efficiency ratio improved to 59.3% for the year-to-date period from 60.8% in 2013. The third quarter 2014 ratio dropped to 58.5% compared to 61.5% in the third quarter of last year.

The provision for federal and state income taxes increased to $18.5 million in 2014 compared to $15.8 million in the first nine months of 2013. The increase in income tax expense was due to an increase in pre-tax income which also caused a higher effective tax rate of 25.8% compared to 24.6% for 2013.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2014	2013	2014	2013
Net interest income	$48,611	$46,131	$144,243	$138,249
Taxable equivalent adjustments to net interest income	1,838	1,807	5,511	5,249

Net interest income, fully taxable equivalent	$50,449	$47,938	$149,754	$143,498

Net interest spread, non-taxable equivalent	3.34%	3.27%	3.38%	3.30%
Benefit of net non-interest bearing liabilities	0.11%	0.12%	0.11%	0.14%

Net interest margin	3.45%	3.39%	3.49%	3.44%
Taxable equivalent adjustment	0.13%	0.13%	0.13%	0.14%

Net interest margin, fully taxable equivalent	3.58%	3.52%	3.62%	3.58%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $2.5 million or 5.4% in the third quarter and $6.0 million or 4.3% year-to-date compared to the same periods in 2013 due to an increase in average earning assets through increased average loan balances and improvement in the net interest margin. Average loan balance increases of $176.2 million or 4.7% year-to-date were funded primarily by increases in deposits as total average deposits increased by $162.9 million or 3.3%. Deposit increases occurred in all major categories except for certificates of deposit, and were the result of marketing campaigns, customer incentives, wealth management and business initiatives as well as deposits from Marcellus and Utica shale gas bonus and royalty payments. In addition, the net interest margin increased 6 basis points in the third quarter to 3.58% and 4 basis points in the first nine months to 3.62% compared to the same periods in 2013. The cost of funds improved significantly, declining 22 basis points in the third quarter and 24 basis points year-to-date compared to the same periods in 2013 due to lower offered rates, declining average balances on certificates of deposit, an increase in balances of lower-cost products and lower balances of other borrowings. Accretion of various purchase accounting adjustments from a 2012 acquisition benefited the net interest margin throughout 2013 and the first nine months of 2014, but at a decreasing rate. Excluding this benefit from both years, the net interest margin increased by 7 basis points compared to the third quarter of 2013, and 10 basis points from the first nine months of 2013.

Interest income was substantially unchanged in the third quarter and decreased $1.8 million or 1.1% in the first nine months of 2014 compared to the same periods in 2013 due mostly to lower yields on loans, partially offset by increases in average balances of loans and higher yields on securities. Rates decreased 22 basis points in the third quarter on average loan balances from reduced rates on new and repriced assets due to the competitive necessity of offering lower rates on quality credits in an increasingly competitive and low interest rate environment. However, the increase in average loans helped to mitigate the effect of the lower rates, as rates earned on loans are higher than those on securities. In the third quarter of 2014, average loans represented 71.1% of average earning assets, compared to 70.5% in the same quarter of 2013. Total securities yields increased by 1 basis point in the third quarter and 6 basis points year-to-date due to a greater reinvestment of funds from investment maturities, calls and prepayments into tax-exempt securities, which provide the highest yield within securities. The average year-to-date balance of tax-exempts increased 6.7% or $25.3 million over the last year, and was 25.7% of total average securities in the third quarter of 2014 compared to 24.2% in the third quarter of 2013. Taxable securities yields increased 5 basis points year-to-date compared to 2013, while tax-exempt securities yields declined 8 basis points, due to the aforementioned purchases of municipals at current lower rates. A decrease in amortization expense from lower prepayment speeds in mortgage-backed and collateralized mortgage obligations has contributed to the increase in taxable securities yields. Average taxable securities balances decreased over the last year from the prepayments in mortgage-backed and collateralized mortgage securities and calls of taxable municipal securities. These decreases were partially offset by continued purchases of lower-premium collateralized mortgage securities and 10-15 year residential mortgage pools. Purchases of collateralized mortgage securities and shorter-term mortgage pools reduce the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgeable securities.

Portfolio loans increased $195.2 million in the twelve months ended September 30, 2014 as originations continued to outpace paydowns. WesBanco grew outstanding loans 5.1% as a result of $1.4 billion in loan originations over the last year. Although somewhat depressed in the first quarter of 2014 due to the challenging weather and economy, loan originations increased 49.6% in the third quarter compared to the first quarter and 16.5% compared to the second quarter of 2014. Loan growth was driven by increased business activity in markets impacted by Marcellus and Utica shale gas drilling, expansion into the Pittsburgh market, additional lending personnel, focused marketing efforts, an expanded presence in our larger urban markets and continued improvement in loan origination processes.

Interest expense decreased $2.5 million or 30.5% in the third quarter of 2014 and $7.8 million or 30.8% in the first nine months compared to the same periods in 2013 due to decreases in average rates paid, and a continued shift in the liability mix towards less expensive sources of funding. Total average interest bearing liabilities increased $16.7 million or 0.4% in the third quarter due to higher balances of short-term low rate FHLB borrowings but remained relatively unchanged in the first nine months of 2014 from the same periods in 2013. The average rate paid on interest bearing liabilities decreased 22 basis points in the third quarter and 24 basis points in the first nine months of 2014 compared to the same periods in 2013. Rates paid on interest bearing deposits declined by 21 basis points to 0.41% in the third quarter due to a significant decline in rates on certificates of deposit, as a result of management reducing offered rates. The average rate paid on certificates of deposit declined by 43 basis points from the third quarter of 2013, while the rates paid on other deposit types remained nearly unchanged. Improvements in the deposit funding mix also lowered the cost of funds, with average certificates of deposit decreasing to 27.1% of total average deposits from 32.5% in the third quarter of last year. Average interest bearing deposits were unchanged while average non-interest bearing demand deposits increased by $129.5 million from the 2013 third quarter. Average certificates of deposit decreased by 14.5% from the 2013 third quarter and were the only deposit category to decrease, as WesBanco continues to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificates of deposit customers. Average total FHLB and other borrowings increased $16.6 million or 7.6% in the third quarter, but decreased $40.5 million or 19.1% year-to-date. The third quarter increase was due to the utilization of new short-term low rate FHLB borrowings to manage normal liquidity needs, reducing the average rate on FHLB borrowings by 116 basis points.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$20,064	0.24%	$19,132	0.21%	$31,668	0.23%	$35,918	0.22%
Loans, net of unearned income (1)	3,983,285	4.32	3,814,710	4.54	3,919,006	4.39	3,742,840	4.70
Securities: (2)
Taxable	1,175,750	2.51	1,165,023	2.48	1,164,693	2.52	1,188,633	2.47
Tax-exempt (3)	405,338	5.18	395,705	5.22	403,970	5.20	378,684	5.28

Total securities	1,581,088	3.19	1,560,728	3.18	1,568,663	3.21	1,567,317	3.15
Other earning assets (4)	15,337	2.73	12,838	1.50	12,600	8.20	16,164	0.88

Total earning assets (3)	5,599,774	3.98%	5,407,408	4.13%	5,531,937	4.04%	5,362,239	4.21%

Other assets	709,003		710,760		706,815		723,014

Total Assets	$6,308,777		$6,118,168		$6,238,752		$6,085,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$894,386	0.18%	$856,745	0.17%	$895,687	0.17%	$855,009	0.16%
Money market accounts	989,935	0.20	843,520	0.16	970,189	0.19	845,960	0.16
Savings deposits	826,048	0.06	773,432	0.07	819,863	0.06	766,574	0.07
Certificates of deposit	1,391,740	0.93	1,628,335	1.36	1,446,443	0.95	1,625,312	1.45

Total interest bearing deposits	4,102,109	0.41	4,102,032	0.62	4,132,182	0.43	4,092,855	0.66
Federal Home Loan Bank borrowings	138,175	0.76	60,135	1.92	66,421	1.31	65,321	1.84
Other borrowings	95,915	1.44	157,328	1.64	105,046	1.60	146,632	1.73
Junior subordinated debt	106,161	3.01	106,123	3.01	106,151	3.01	108,181	3.10

Total interest bearing liabilities (1)	4,442,360	0.51%	4,425,618	0.73%	4,409,800	0.53%	4,412,989	0.77%
Non-interest bearing demand deposits	1,036,173		906,638		1,014,061		890,456
Other liabilities	42,572		52,450		41,597		52,564
Shareholders’ Equity	787,672		733,462		773,294		729,244

Total Liabilities and Shareholders’ Equity	$6,308,777		$6,118,168		$6,238,752		$6,085,253

Taxable equivalent net interest spread		3.47%		3.40%		3.51%		3.44%
Taxable equivalent net interest margin		3.58%		3.52%		3.62%		3.58%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.8 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively. Additionally, accretion on earning assets included in net interest income from a 2012 acquisition was $0.4 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.1 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively, while accretion on interest bearing liabilities acquired from a 2012 acquisition was $0.2 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $0.6 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.
(4)	Interest income on other earning assets includes $0.5 million of interest on a federal income tax refund for the nine months ended September 30, 2014.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2014 Compared to September 30, 2013			Nine Months Ended September 30, 2014 Compared to September 30, 2013
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$1	$1	$2	$(5)	$1	$(4)
Loans, net of unearned income	1,886	(2,165)	(279)	6,028	(9,043)	(3,015)
Taxable securities	67	82	149	(448)	484	36
Tax-exempt securities (1)	125	(36)	89	988	(241)	747
Other earning assets	11	46	57	(29)	697	668

Total interest income change (1)	2,090	(2,072)	18	6,534	(8,102)	(1,568)

Increase (decrease) in interest expense:
Interest bearing demand deposits	16	14	30	51	82	133
Money market accounts	65	77	142	163	208	371
Savings deposits	9	(2)	7	27	(24)	3
Certificates of deposit	(732)	(1,611)	(2,343)	(1,779)	(5,542)	(7,321)
Federal Home Loan Bank borrowings	222	(249)	(27)	15	(265)	(250)
Other borrowings	(230)	(73)	(303)	(506)	(139)	(645)
Junior subordinated debt	—	—	—	(46)	(68)	(114)

Total interest expense change	(650)	(1,844)	(2,494)	(2,075)	(5,748)	(7,823)

Net interest income increase (decrease) (1)	$2,740	$(228)	$2,512	$8,609	$(2,354)	$6,255

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses decreased to $1.5 million for the third quarter of 2014 compared to $2.8 million in the third quarter of 2013. For the year-to-date period of 2014 the provision was $4.5 million compared to $5.9 million in the same period of 2013. Decreases in the provision for credit losses resulted from lower net charge-offs and continued improvement in delinquent, non-performing, and classified and criticized loans. Since September 30, 2013, non-performing loans decreased 8.7%, classified and criticized loans decreased 38.1% and past due loans accruing interest decreased 25.5%, while net charge-offs in the first nine months of 2014 decreased 38.5% from the same period in 2013. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Trust fees	$5,096	$4,854	$242	5.0	$15,954	$14,694	$1,260	8.6
Service charges on deposits	4,170	4,650	(480)	(10.3)	12,107	13,309	(1,202)	(9.0)
Electronic banking fees	3,268	3,124	144	4.6	9,549	9,186	363	4.0
Net securities brokerage revenue	1,701	1,506	195	12.9	5,533	4,644	889	19.1
Bank-owned life insurance	882	911	(29)	(3.2)	3,577	3,739	(162)	(4.3)
Net gains on sales of mortgage loans	550	745	(195)	(26.2)	1,178	2,157	(979)	(45.4)
Net securities gains / (losses)	581	(15)	596	3,973.3	756	687	69	10.0
Net (loss) / gain on other real estate owned and other assets/liabilities	(1,167)	8	(1,175)	(14,687.5)	(1,218)	63	(1,281)	(2,033.3)
Net insurance services revenue	665	673	(8)	(1.2)	2,069	2,112	(43)	(2.0)
Other	908	660	248	37.6	2,439	1,745	694	39.8

Total non-interest income	$16,654	$17,116	$(462)	(2.7)	$51,944	$52,336	$(392)	(0.7)

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the third quarter of 2014, non-interest income decreased $0.5 million or 2.7% compared to the third quarter of 2013. The third quarter of 2014 included a $1.4 million charge related to the pre-payment of a higher rate $22.0 million repurchase agreement with another bank. Excluding the pre-payment charge, non-interest income increased $1.0 million or 5.6% primarily from increased trust fees, securities brokerage revenue and net security gains, while service charges on deposits and gains on sales of loans decreased. For the first nine months of 2014, non-interest income decreased 0.7% for similar reasons. However, excluding the $1.4 million charge relating to the prepayment, non-interest income increased 2.0%.

Trust fees increased $0.2 million or 5.0% compared to the third quarter of 2013, and $1.3 million or 8.6% compared to the first nine months of 2013 as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were $3.8 billion at September 30, 2014, representing an increase of 8.1% from $3.5 billion at September 30, 2013. At September 30, 2014, trust assets include managed assets of $3.0 billion and non-managed (custodial) assets of $0.8 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $933.4 million as of September 30, 2014 and $856.9 million at September 30, 2013 and are included in trust managed assets.

Service charges on deposits decreased 9.0% in the first nine months of the year compared to the same period in 2013 due to lower overdraft fees that are affected by lower seasonal usage patterns, consistent increases in deposit levels and higher average deposits per account.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing 4.0% compared to the first nine months of 2013, due to a higher volume of debit card transactions, which have continued to grow due to marketing initiatives and as customers move more towards electronic transactions.

Net securities brokerage revenue increased $0.9 million or 19.1% from the first nine months of 2013 due to improved production from existing markets, additional market coverage in the Pittsburgh market, the addition of support and producing staff in several regions, as well as an increase in referrals and production from a licensed retail banker program.

Net gains on sales of mortgage loans decreased 45.4% compared to the first nine months of 2013 as increasing interest rates reduced refinancings resulting in lower mortgage activity. Total mortgage production was $199.6 million in the first nine months of 2014, down 39.9% from the comparable 2013 period. Mortgages sold into the secondary market represented $77.1 million or 38.6% of overall mortgage loan production in the first nine months of 2014 compared to $108.2 million or 32.5% in the comparable 2013 period. Mortgage activity was also impacted by the recently-adopted Qualified Mortgage and Ability-to-Repay rules, which have somewhat limited the Bank’s product offerings and the Bank’s capabilities to service mortgage customers.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and wages	$17,331	$16,480	$851	5.2	$50,700	$48,079	$2,621	5.5
Employee benefits	5,051	5,323	(272)	(5.1)	16,289	17,481	(1,192)	(6.8)
Net occupancy	2,916	2,921	(5)	(0.2)	9,265	8,943	322	3.6
Equipment	2,837	2,692	145	5.4	8,534	7,901	633	8.0
Marketing	1,276	1,585	(309)	(19.5)	3,992	4,015	(23)	(0.6)
FDIC insurance	786	916	(130)	(14.2)	2,543	2,806	(263)	(9.4)
Amortization of intangible assets	477	556	(79)	(14.2)	1,454	1,742	(288)	(16.5)
Restructuring and merger-related expenses	—	36	(36)	(100.0)	—	1,265	(1,265)	(100.0)
Miscellaneous, franchise, and other taxes	1,612	1,523	89	5.8	4,849	4,538	311	6.9
Postage	792	791	1	0.1	2,484	2,464	20	0.8
Consulting, regulatory, accounting and advisory fees	856	1,185	(329)	(27.8)	2,874	3,233	(359)	(11.1)
Other real estate owned and foreclosure expenses	248	563	(315)	(56.0)	687	1,522	(835)	(54.9)
Legal fees	654	665	(11)	(1.7)	2,023	2,026	(3)	(0.1)
Communications	343	711	(368)	(51.8)	1,217	2,093	(876)	(41.9)
ATM and interchange expenses	1,012	1,096	(84)	(7.7)	3,185	3,214	(29)	(0.9)
Supplies	591	617	(26)	(4.2)	1,818	1,971	(153)	(7.8)
Other	2,481	2,349	132	5.6	7,747	6,963	784	11.3

Total non-interest expense	$39,263	$40,009	$(746)	(1.9)	$119,661	$120,256	$(595)	(0.5)

Non-interest expense decreased $0.7 million or 1.9% in the third quarter and $0.6 million or 0.5% year-to-date compared to the same periods in 2013. Excluding 2013 merger-related expenses of $1.3 million incurred primarily in the first quarter of 2013, total non-interest expense would have increased $0.7 million or 0.6% for the first nine months.

Salaries and wages increased $0.9 million from the third quarter of 2013 and $2.6 million year-to-date compared to 2013 due to routine annual adjustments to compensation, increased brokerage revenue commissions and higher incentive and stock-based compensation granted in 2014. Employee benefit expenses decreased 6.8% year-to-date primarily from decreased pension expense and other benefits expense, partially offset by higher healthcare costs.

Net occupancy and equipment expense increased $1.0 million or 5.7% over the first nine months of 2013 due to increased depreciation and other maintenance costs resulting from the opening of two branches near the end of 2013, significant upgrades to our data processing and communications infrastructure, including a new mainframe computer, new disaster recovery site, new mobile banking capabilities, and other internal infrastructure placed into service during the second half of 2013. In addition, new teller cash recycling machines continued to be introduced into our branches, which have improved the speed of customer service, improved cash controls and reduced full-time equivalent employees. Weather-related expenses incurred in the first quarter also contributed to the increase in year-to-date net occupancy.

Marketing expenses remained flat compared to the first nine months of 2013 but decreased $0.3 million over the 2013 third quarter primarily due to differences year-to-year in the timing of campaigns.

FDIC insurance decreased $0.3 million or 9.4% compared to the first nine months of 2013 due to a lower assessment rate from improved financial ratios which are used to calculate the assessment rate.

Other real estate owned and foreclosure expenses decreased $0.8 million in 2014 compared to 2013 due to lower foreclosure and liquidation activity.

Communications expense decreased 51.8% from the third quarter of 2013 and 41.9% from the first nine months of 2013 due to the implementation of a company-wide modernization of the internal communication and personal computer infrastructure.

Other non-interest expense increased $0.8 million in 2014 compared to 2013 due to higher banking call center expenses and other miscellaneous operating expenses.

INCOME TAXES

The provision for federal and state income taxes increased to $18.5 million in 2014 compared to $15.8 million in the first nine months of 2013. The increase in income tax expense was due to an increase in pre-tax income which also caused a higher effective tax rate of 25.8% compared to 24.6% for 2013.

FINANCIAL CONDITION

Total assets increased 2.2% while deposits, borrowings, and stockholders’ equity increased 0.8%, 17.2%, and 5.7%, respectively, compared to December 31, 2013. The increase in total assets was primarily the result of a $136.8 million increase in total portfolio loans, coupled with a $21.5 million increase in the investment securities portfolio. Loan growth was driven by increased business activity in markets impacted by Marcellus and Utica shale gas drilling, expansion into the Pittsburgh market, additional lending personnel, focused marketing efforts, an expanded presence in our larger urban markets, and continued improvement in loan origination processes. Deposits increased primarily due to a 5.9% increase in demand deposits, a 5.4% increase in money markets, and a 4.4% increase in savings deposits, which more than offset the 10.1% decrease in certificates of deposit due to lower rate offerings on maturities. These increases were due to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Deposit growth was also achieved through initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. FHLB borrowings increased $83.9 million as $16.4 million in scheduled maturities were offset by new short-term low-rate borrowings which were utilized to manage WesBanco’s normal liquidity needs. The balance of these borrowings totaled $100.5 million at September 30, 2014. Other short-term borrowings decreased 21.9% from December 31, 2013 as higher cost structured repurchase agreements were paid down using funding provided by the increase in lower cost deposits and other available cash flows. Total shareholders’ equity increased $42.2 million, or 5.7%, compared to December 31, 2013, due to net income exceeding dividends for the period by $34.2 million, coupled with $5.3 million of unrealized gains in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	September 30, 2014	December 31, 2013	$ Change	% Change
Available-for-sale (at fair value)
Obligations of government agencies	$80,522	$73,232	$7,290	10.0
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	728,416	694,267	34,149	4.9
Obligations of states and political subdivisions	102,695	116,346	(13,651)	(11.7)
Corporate debt securities	36,792	38,481	(1,689)	(4.4)

Total debt securities	948,425	922,326	26,099	2.8
Equity securities	11,128	12,060	(932)	(7.7)

Total available-for-sale securities	$959,553	$934,386	$25,167	2.7

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$83,632	$99,409	$(15,777)	(15.9)
Obligations of states and political subdivisions	505,486	496,396	9,090	1.8
Corporate debt securities	5,742	2,715	3,027	111.5

Total held-to-maturity securities	594,860	598,520	(3,660)	(0.6)

Total securities	$1,554,413	$1,532,906	$21,507	1.4

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.36%	2.36%
As a % of total securities	61.7%	61.0%
Weighted average life (in years)	4.1	4.2

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.68%	4.65%
As a % of total securities	38.3%	39.0%
Weighted average life (in years)	5.5	6.7

Total securities:
Weighted average yield at the respective period end (2)	3.26%	3.26%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.7	5.2

(1)	At September 30, 2014 and December 31, 2013, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $21.5 million or 1.4% from December 31, 2013 to September 30, 2014, but decreased $59.4 million or 3.7% since June 30, 2014 due to an increase in loan balances for the quarter. Through the first nine months of the year, the available-for-sale portfolio increased by $25.2 million or 2.7%, from purchases of residential mortgage-backed securities exceeding paydowns, while the held-to-maturity portfolio decreased $3.7 million or 0.6%. For the nine months ended September 30, 2014, security purchases totaled $225.5 million, while security sales were $4.8 million and maturities, paydowns, and calls totaled $203.7 million.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2014 and December 31, 2013 were $1.3 million and $6.1 million, respectively. The decrease in unrealized losses from December 31, 2013 on available-for-sale securities were due to a decrease in market rates during that time period. With approximately 38% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as it would if the entire portfolio were included in the category available-for-sale.

WesBanco’s municipal portfolio comprises 39.1% of the overall securities portfolio as of September 30, 2014 as compared to 40.0% as of December 31, 2013, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	September 30, 2014		December 31, 2013
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$49,108	7.8	$45,898	7.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	448,541	71.4	429,250	70.5
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	120,930	19.3	118,126	19.4
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	4,021	0.6	9,013	1.5
Not rated by either agency	5,384	0.9	6,707	1.1

Total municipal bond portfolio	$627,984	100.0	$608,994	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of September 30, 2014 and December 31, 2013, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	September 30, 2014		December 31, 2013
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$439,008	69.9	$428,705	70.4
Revenue	188,976	30.1	180,289	29.6

Total municipal bond portfolio	$627,984	100.0	$608,994	100.0

Municipal bond issuer:
State Issued	$51,851	8.3	$51,389	8.4
Local Issued	576,133	91.7	557,605	91.6

Total municipal bond portfolio	$627,984	100.0	$608,994	100.0

The amortized cost of the municipal bond portfolio at September 30, 2014 and December 31, 2013 was $602.6 million and $608.9 million, respectively.

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at September 30, 2014:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	September 30, 2014
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$172,320	27.4
Ohio	84,115	13.4
Texas	75,251	12.0
Illinois	35,652	5.7
Michigan	24,863	4.0
All other states (1)	235,783	37.5

Total municipal bond portfolio	$627,984	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $15.3 million or 2.4% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	September 30, 2014		December 31, 2013
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$235,249	5.8	$263,117	6.7
Improved property	1,738,087	43.1	1,649,802	42.3

Total commercial real estate	1,973,336	48.9	1,912,919	49.0
Commercial and industrial	603,245	14.9	556,249	14.3
Residential real estate:
Land and construction	21,733	0.5	27,559	0.7
Other	887,798	22.0	863,245	22.1
Home equity	313,711	7.8	284,687	7.3
Consumer	231,881	5.7	250,258	6.4

Total portfolio loans	4,031,704	99.8	3,894,917	99.8
Loans held for sale	6,260	0.2	5,855	0.2

Total loans	$4,037,964	100.0	$3,900,772	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $137.2 million or 3.5% from December 31, 2013 as loan growth was achieved through $1.03 billion in loan originations over the last nine months. Although somewhat depressed in the first quarter due to the challenging weather and economy, loan originations increased 49.6% in the third quarter compared to the first quarter and 16.5% compared to the second quarter of 2014 and are now at levels similar to 2013 loan production. Loan growth was driven by increased business activity in markets impacted by Marcellus and Utica shale gas drilling, expansion into the Pittsburgh market, additional lending personnel, focused marketing efforts, an expanded presence in our larger urban markets, and continued improvement in loan origination processes. CRE land and construction loans decreased $27.9 million or 10.6% as several completed projects were transferred to CRE improved property loans. CRE improved property loans increased $88.3 million or 5.4% due to the migration of CRE land and construction loans into the category and new loan originations. C&I loans increased $47.0 million or 8.5% due to focused business development efforts and an increase in the usage of lines of credit as usage increased from 42.8% at December 31, 2014 to 43.8% at September 30, 2014. Residential real estate loans increased $18.7 million or 2.1% as the bank retained 61.4% of mortgage originations in the first nine months of 2014. For the first nine months of 2014 approximately 70% of mortgage production was purchase money and 30% was refinance-related, while last year refinances comprised about 49% of our first nine months production. Home equity lines of credit increased $29.0 million or 10.2% due to new loan campaigns and increased usage, while consumer loans decreased $18.4 million or 7.3% as paydowns outpaced new loan originations. Loans held for sale were relatively unchanged. All loan categories were also impacted by a continued focus on improving the overall profitability and quality of the loan portfolio while also maintaining WesBanco’s disciplined underwriting and pricing practices in a highly competitive lending market for high quality borrowers. Total loan commitments, including loans approved but not closed, increased 3.9% from December 31, 2013 due primarily to increases in CRE land and construction and home equity lines of credit originations.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2014	December 31, 2013
Non-accrual loans:
Commercial real estate - land and construction	$1,547	$2,564
Commercial real estate - improved property	18,206	17,305
Commercial and industrial	5,432	4,380
Residential real estate	9,404	10,240
Home equity	1,499	1,604
Consumer	683	540

Total non-accrual loans (1)	36,771	36,633

TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	2,494	3,052
Commercial and industrial	197	415
Residential real estate	8,378	9,850
Home equity	765	902
Consumer	388	642

Total TDRs accruing interest (1)	12,222	14,861

Total non-performing loans	$48,993	$51,494

Other real estate owned and repossessed assets	4,695	4,860

Total non-performing assets	$53,688	$56,354

Non-performing loans/total portfolio loans	1.22%	1.32%
Non-performing assets/total assets	0.86%	0.92%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	1.33%	1.45%

(1)	TDRs on nonaccrual of $5.5 million and $9.3 million at September 30, 2014 and December 31, 2013, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $2.5 million or 4.9% from December 31, 2013 to September 30, 2014. Non-performing loans decreased primarily due to reductions in all TDR loan categories with $1.5 million attributable to residential real estate TDRs, while non-accrual CRE land and construction loans decreased $1.0 million which was offset by a $1.6 million C&I loan that was placed on non-accrual in the second quarter. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

	September 30,	December 31,
(unaudited, dollars in thousands)	2014	2013
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$248
Commercial real estate - improved property	—	318
Commercial and industrial	86	—
Residential real estate	1,826	1,289
Home equity	852	411
Consumer	383	325

Total loans past due 90 days or more	3,147	2,591

Loans past due 30 to 89 days:
Commercial real estate - land and construction	140	2
Commercial real estate - improved property	2,515	2,897
Commercial and industrial	342	1,310
Residential real estate	2,858	4,894
Home equity	2,065	1,934
Consumer	2,825	3,794

Total loans past due 30 to 89 days	10,745	14,831

Total 30 days or more	$13,892	$17,422

Loans past due 90 days or more and accruing to total portfolio loans	0.08%	0.07%
Loans past due 30-89 days and accruing to total portfolio loans	0.27%	0.38%

Loans past due 90 days or more and accruing interest excluding TDRs increased $0.6 million or 21.5% from December 31, 2013. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days decreased $4.1 million or 27.6% between December 31, 2013 and September 30, 2014. The reduction in total delinquency is the result of improved economic conditions as well as management’s continued focus on controlling early stage delinquency.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses decreased $2.3 million from December 31, 2013 to September 30, 2014 as a result of a lower provision expense than net charge-offs and represented 1.12% of total portfolio loans at September 30, 2014, compared to 1.22% at December 31, 2013. The decrease in the allowance is supported by reductions in nearly all categories of loans with adverse characteristics and continued improvement in economic conditions. The allowance for loans individually evaluated increased $0.4 million to $1.1 million from December 31, 2013 for one C&I loan that was placed on non-accrual in the second quarter of 2014. The allowance for loans collectively evaluated decreased $2.7 million to $43.9 million due to lower charge-offs and continued improvement in delinquent, non-performing and classified and criticized loans.

Net charge-offs for the third quarter of 2014 were $2.2 million or 0.22% of average portfolio loans, compared to $5.8 million or 0.60% for the third quarter of 2013. Year-to-date, net charge-offs were $6.9 million or 0.24% of average portfolio loans compared to $11.3 million or 0.40% in the same period of 2013.

The allowance for loan commitments from December 31, 2013 to September 30, 2014 was relatively unchanged.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Classified loans and criticized loans decreased $33.9 million or 27.9% from June 30 to September 30, 2014 and $53.7 million or 38.0% compared to the same period in 2013 as credit quality continued to improve and enabled certain loans to be upgraded that were criticized but not classified throughout the economic downturn. In the third quarter of 2014, WesBanco also expanded the number of risk grades to better differentiate degrees of risk within the pass category, which did not materially impact the allowance for loan losses.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The allocation of the allowance was relatively unchanged from December 31, 2013. Decreases in the allowance for CRE land and construction and CRE improved property were primarily the result of lower historical loss rates. The decrease in the allowance for consumer loans is attributed to decreases in loans in that category. The allowance for C&I loans was relatively unchanged as improved credit quality offset loan growth and the addition of a specific reserve during the period for one loan. The increase in the allowance for residential real estate and home equity lines of credit primarily reflects recent growth in that category. The allocation of the allowance for deposit account overdrafts increased due to increased activity.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	September 30,	% of	December 31,	% of
(unaudited, dollars in thousands)	2014	Total	2013	Total
Allowance for loan losses:
Commercial real estate - land and construction	$5,244	11.5	$6,056	12.6
Commercial real estate - improved property	16,515	36.2	18,157	37.8
Commercial and industrial	9,708	21.3	9,925	20.7
Residential real estate	5,854	12.9	5,673	11.8
Home equity	2,380	5.2	2,017	4.2
Consumer	4,542	10.0	5,020	10.5
Deposit account overdrafts	786	1.7	520	1.1

Total allowance for loan losses	$45,029	98.8	$47,368	98.7

Allowance for loan commitments:
Commercial real estate - land and construction	$266	0.6	$301	0.6
Commercial real estate - improved property	20	0.0	62	0.1
Commercial and industrial	124	0.4	130	0.3
Residential real estate	6	0.0	5	0.0
Home equity	97	0.2	85	0.2
Consumer	20	0.0	19	0.1

Total allowance for loan commitments	533	1.2	602	1.3

Total allowance for credit losses	$45,562	100.0	$47,970	100.0

        Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at September 30, 2014.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2014	December 31, 2013	$ Change	% Change
Deposits
Non-interest bearing demand	$1,027,636	$960,814	$66,822	7.0
Interest bearing demand	897,827	857,761	40,066	4.7
Money market	993,211	942,768	50,443	5.4
Savings deposits	824,703	789,709	34,994	4.4
Certificates of deposit	1,358,308	1,511,478	(153,170)	(10.1)

Total deposits	$5,101,685	$5,062,530	$39,155	0.8

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 119 branches. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $39.2 million or 0.8% during the first nine months of 2014 due to increases in all deposit categories other than CDs. During the first nine months of 2014 non-interest bearing demand deposits and money market deposits increased 7.0% and 5.4%, respectively, while interest bearing demand deposits and savings deposits increased 4.7% and 4.4%, respectively. These increases were due to marketing, marketing incentives paid to customers, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Deposit growth was also achieved through initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. WesBanco had $151.3 million in total outstanding ICS® balances at September 30, 2014 compared to $107.3 million at December 31, 2013.

The 10.1% decline in certificates of deposit is due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco had $294.9 million in total outstanding CDARS® balances at September 30, 2014, of which $157.6 million represented one-way buys, compared to $344.7 million in total outstanding CDARS® balances at December 31, 2013, of which $234.1 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $175.8 million at September 30, 2014 compared to $164.8 million at December 31, 2013. Certificates of deposit of $100,000 or more were approximately $736.5 million at September 30, 2014 compared to $809.7 million at December 31, 2013. Certificates of deposit totaling approximately $805.1 million at September 30, 2014 with a cost of 0.92% are scheduled to mature within the next 12 months. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally equal to or lower for comparable term maturities and types compared to rates paid on existing CDs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2014	December 31, 2013	$ Change	% Change
Federal Home Loan Bank Borrowings	$123,374	$39,508	$83,866	212.3
Other short-term borrowings	117,637	150,536	(32,899)	(21.9)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,166	106,137	29	0.0

Total	$347,177	$296,181	$50,996	17.2

During the first nine months of 2014, FHLB borrowings increased $83.9 million as $16.4 million in scheduled maturities were offset by new short-term borrowings which were utilized to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as for CD runoff. The balance of these short-term borrowings totaled $100.5 million at September 30, 2014.

Other short-term borrowings, which consist of federal funds purchased, callable repurchase agreements and overnight sweep checking accounts for large commercial customers, were $117.6 million at September 30, 2014 compared to $150.5 million at December 31, 2013. The decrease in these borrowings has occurred primarily as a result of a $62.9 million decrease in securities sold under agreements to repurchase, which was partially offset by a $30.0 million increase in federal funds purchased. Included in the decrease in other short-term borrowings was a prepayment in the third quarter of a higher rate $22.0 million repurchase agreement with another bank resulting in a $1.4 million prepayment charge.

On September 5, 2014, WesBanco entered into a new credit facility with another bank that replaced the previous credit facility which expired July 31, 2014. The new revolving line of credit, at the parent company, matures September 4, 2015. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate outstanding borrowings of up to $25.0 million. There were no outstanding balances as of September 30, 2014 or December 31, 2013 under either facility.

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

CAPITAL RESOURCES

Shareholders’ equity was $788.8 million at September 30, 2014 compared to $746.6 million at December 31, 2013. Total equity increased due to net income during the current nine month period of $53.5 million and a $5.3 million increase in other comprehensive income, which were partially offset by the declaration of common shareholder dividends totaling $19.3 million for the nine months ended September 30, 2014. WesBanco also increased its quarterly dividend rate to $0.22 per share in February, representing a 10% increase over the prior quarter rate and a cumulative 57% increase over approximately the last four years.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At September 30, 2014, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. WesBanco will continue to focus on improving its consolidated and Bank capital ratios primarily through earnings growth, net of dividends.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

TABLE 16. CAPITAL RESOURCES

				September 30, 2014			December 31, 2013
(unaudited, dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$581,920	9.70%	$239,930	$544,083	9.27%	$234,863
Tier 1 capital to risk-weighted assets	4.00%		6.00%	581,920	13.56%	171,663	544,083	13.06%	166,691
Total capital to risk-weighted assets	8.00%		10.00%	627,236	14.62%	343,327	591,451	14.19%	333,382

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$523,170	8.74%	$239,428	$502,165	8.58%	$234,109
Tier 1 capital to risk-weighted assets	4.00%		6.00%	523,170	12.24%	170,941	502,165	12.11%	165,828
Total capital to risk-weighted assets	8.00%		10.00%	568,216	13.30%	341,883	549,533	13.25%	331,656

(1)	Minimum to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 63.5% at September 30, 2014 and deposit balances funded 81.3% of assets.

The following table lists the sources of liquidity from assets at September 30, 2014 expected within the next year:

TABLE 17. LIQUIDITY

(unaudited, in thousands)
Cash and cash equivalents	$76,419
Securities with a maturity date within the next year	23,495
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	157,062
Callable securities	100,819
Loans held for sale	6,260
Accruing loans scheduled to mature	558,308
Normal loan repayments	359,341

Total sources of liquidity expected within the next year	$1,281,704

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $5.1 billion at September 30, 2014. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $805.1 million at September 30, 2014, which includes jumbo regular certificates of deposit totaling $279.8 million with a weighted-average cost of 1.21%, and jumbo CDARS® deposits of $173.7 million with a cost of 0.54%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB was approximately $1.6 billion at September 30, 2014 and December 31, 2013. At September 30, 2014, the Bank had unpledged available-for-sale securities with an amortized cost of $289.4 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At September 30, 2014, WesBanco had a BIC line of credit totaling $129.1 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $155.0 million, of which $50.0 million was outstanding at September 30, 2014, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $117.6 million at September 30, 2014 consisted of federal funds purchased, callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during the first nine months of 2014. Term repurchase agreements totaling $22.0 million were redeemed before maturity during the quarter. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts. Federal funds purchased were used to manage WesBanco’s normal liquidity needs, including loan funding, during the quarter. The balance of federal funds purchased was $50.0 million at September 30, 2014.

The principal sources of parent company liquidity are dividends from the Bank and $46.2 million in cash and investments on hand. In addition, the parent company has a $25.0 million revolving line of credit with another bank with a zero balance outstanding. The loan matures September 4, 2015. WesBanco was in compliance with all loan covenants at September 30, 2014. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company; however, management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.2 billion at September 30, 2014 and December 31, 2013. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 8, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of September 30, 2014 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at September 30, 2014 and December 31, 2013 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2014	December 31, 2013	Guidelines
+300	0.2%	0.2%	(25.0%)
+200	1.6%	1.7%	(12.5%)
+100	1.6%	1.6%	(5.0%)
-100	(1.5%)	(2.0%)	(5.0%)

As per the table above, the earnings simulation model at September 30, 2014 currently projects that net interest income for the next twelve month period would decrease by 1.5% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.0% for the same scenario as of December 31, 2013.

For rising rate scenarios, net interest income would increase by 1.6%, 1.6%, and 0.2% if rates increased by 100, 200 and 300 basis points, respectively, as of September 30, 2014 compared to increases of 1.6%, 1.7% and 0.2%, respectively, for the same increasing rate environments as of December 31, 2013.

The balance sheet continues to be asset sensitive as of September 30, 2014, similar to December 31, 2013. Should rates rise more rapidly and by a higher amount than currently anticipated in the short to intermediate term, overall asset sensitivity may be somewhat neutralized due to slower prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors approximated $1.1 billion at September 30, 2014, which represented approximately 43% of commercial loans, with an average floor of 4.28%. In a 100 basis point rising rate environment, not all these loans would reprice the full 100 basis points from their current level, since many of these loans are priced above their contracted floor amount. A short term rate increase or steeper yield curve should result in the margin improving although short term interest rates are not currently anticipated to increase until mid-2015. Additionally, maturities of higher-rate certificates of deposit scheduled over the next year totaling $805.1 million at an average cost of 0.92%, should limit potential margin compression. Also the bank continues to experience lower loan spreads in a competitive loan environment offset by loan growth which has somewhat or mostly offset loan yield compression.

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

Current balance sheet strategies approved by the ALM committee include:

•	increasing total loans; primarily commercial, and residential real estate loans with fixed rate periods of no longer than 15 years;

•	investing available short-term liquidity mostly in short final pay CMOs, step-up notes or corporate bonds;

•	implementing marketing programs to increase consumer loan balances and transaction deposit accounts versus certificates of deposit;

•	reinvesting securities cash flows into new loans or securities;

•	paying down remaining term borrowings with available cash, or borrowing at lower rates if necessary to fund higher than anticipated loan growth; and

•	extending a portion of CD maturities through the CDARS® program and continuing to hold down offered rates on maturing CDs.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at September 30, 2014, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 1.2% over the next twelve months, compared to a 1.1% increase at December 31, 2013.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At September 30, 2014, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 3.2%, compared to a decrease of 2.8% at December 31, 2013. In a 100 basis point falling rate environment, the model indicates a decrease of 9.0%, compared to a decrease of 5.3% as of December 31, 2013. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding certain transaction-type deposits, as well as certain other modeling assumptions, have resulted in the change in equity market value from year end.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2014, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no repurchases during the third quarter of 2014, other than those for KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2014				378,286

July 1, 2014 to July 31, 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	16,325	$31.53	N/A	N/A

August 1, 2014 to August 31, 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	1,681	30.34	N/A	N/A

September 1, 2014 to September 30, 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	1,264	31.35	N/A	N/A

Third Quarter 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	19,270	$31.41	N/A	N/A

Total	19,270	$31.41	—	378,286

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6.	EXHIBITS

10.1	Letter Agreement between WesBanco, Inc. and PNC Bank, National Association. Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 8, 2014.

10.2	Committed Line of Credit Note between WesBanco, Inc. and PNC Bank, National Association. Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 8, 2014.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: October 30, 2014	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2014	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)