Form 10-K
period 2014-12-31
WESBANCO INC
filed 2015-02-27
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2014, determined using a per share closing price on that date of $31.04, was $843,146,163.

As of February 20, 2015, there were 38,481,049 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement which will be filed by April 30, 2015 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2015 are incorporated by reference into Part III of this Form 10-K.

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

At December 31, 2014, WesBanco operated one commercial bank, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), through 120 offices, one loan production office and 107 ATM machines located in West Virginia, Ohio, and western Pennsylvania. Total assets of WesBanco Bank as of December 31, 2014 approximated $6.3 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $3.8 billion as of December 31, 2014. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

On February 10, 2015, WesBanco completed the acquisition of ESB Financial Corporation (“ESB”), a Pennsylvania thrift holding company based in Ellwood City, Pennsylvania with $1.9 billion in assets and 23 branches. The transaction has expanded WesBanco’s franchise in the Pittsburgh and western Pennsylvania region. Post-acquisition, WesBanco operates through 143 offices and 130 ATMs with total assets of approximately $8.3 billion. For more information regarding acquisition please refer to Note 23, “Subsequent Events” in the Consolidated Financial Statements.

WesBanco offers additional services through its non-banking subsidiaries, WesBanco Insurance Services, Inc. (“WesBanco Insurance”), a multi-line insurance agency specializing in property, casualty, life and title insurance, and benefit plan sales and administration for personal and commercial clients; and WesBanco Securities, Inc. (“WesBanco Securities”), a full service broker-dealer, which also offers discount brokerage services.

WesBanco Asset Management, Inc., which was incorporated in 2002, holds certain investment securities and loans in a Delaware-based subsidiary.

WesBanco Properties, Inc. holds certain commercial real estate properties. The commercial property is leased to WesBanco Bank and to certain non-related third parties.

WesBanco has eight capital trusts, nine including ESB, which will still be active as of closing, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to WesBanco. For more information regarding WesBanco’s issuance of trust preferred securities please refer to Note 10, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

WesBanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds”. The fund family is composed of the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Small Company Growth Fund, the WesMark Government Bond Fund, and the WesMark West Virginia Municipal Bond Fund.

As of December 31, 2014, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

EMPLOYEES

There were 1,448 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2014. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2014 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, in the “About Us” section through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2014, WesBanco will provide, without charge, a printed copy of this 2014 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 234-9201.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loans, internet banks, payday lenders, money services businesses, credit unions, finance companies, brokerage firms and other non-banking companies providing various regulated and non-regulated financial services and products, is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco’s trust and investment services segment receives competition from commercial banks, trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. As a result of consolidation within the financial services industry, mergers between, and the expansion of, financial institutions both within and outside of WesBanco’s major markets have provided significant competitive pressure in those markets. Many of WesBanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other products and services that are not provided by WesBanco. WesBanco generally competes on the basis of superior customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of trust, brokerage and insurance services. As a result of WesBanco’s expansion into certain larger Ohio and Pennsylvania metropolitan markets, it has faced entrenched larger bank competitors with an already existing customer base that may far exceed WesBanco’s initial entry position into those markets. As a result, WesBanco may be forced to compete more aggressively for loans, deposits, trust and insurance products in order to grow its market share, potentially reducing its current and future profit potential from such markets.

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

HOLDING COMPANY REGULATIONS

As indicated above, WesBanco has one state bank subsidiary, WesBanco Bank, as well as non-bank subsidiaries, which are described further in “Item 1. Business—General” section of this Annual Report on Form 10-K. The subsidiary bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary bank with the parent and any non-bank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary bank. “Covered transactions” include loans or extensions of credit to an affiliate (including repurchase agreements), purchases of or investments in securities issued by an affiliate, purchases of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, certain transactions that involve borrowing or lending securities, and certain derivative transactions with an affiliate. Such covered transactions between the subsidiary bank and any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary bank’s capital and surplus. Furthermore, such loans or extensions of credit, guarantees, acceptances and letters of credit, and any credit exposure resulting from securities borrowing or lending transactions or derivatives transactions, are required to be secured by collateral at all times in amounts specified by law. In addition, all covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2014, WesBanco declared cash dividends to its common shareholders of approximately $25.7 million.

As of December 31, 2014, WesBanco Bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. Beginning January 1, 2016, WesBanco Bank and WesBanco will be subject to “capital buffer” rules, which will require WesBanco and WesBanco Bank to have capital levels above the regulatory minimums in order to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2014, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $28.5 million from WesBanco Bank. Additional information regarding dividend restrictions is set forth in Note 19, “Regulatory Matters,” in the Consolidated Financial Statements.

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

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. In 2014, WesBanco Bank paid deposit insurance premiums less than those paid in 2013 and 2012, despite having a higher assessment base. The decrease was due to WesBanco Bank’s improving capital, net income and loan quality financial ratios used to calculate the assessment rate which gradually decreased assessment expense from $3.5 million in 2012, to $3.4 million in 2013 and to $3.0 million in 2014.

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

The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board’s rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company’s capital are readily marketable mortgage servicing assets, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the amount of these items included in capital shall be the lesser of 90% of their fair value or 100% of their book value. The unamortized balance of mortgage servicing rights was approximately $0.7 million at both December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, WesBanco’s Tier 1 and total capital to risk-adjusted assets ratios were 13.76% and 14.81%, respectively. As of December 31, 2014, WesBanco Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2014, WesBanco’s leverage ratio was 9.88%.

As of December 31, 2014, WesBanco had $106.2 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, Trust Preferred Securities totaling $103.0 million underlying such junior subordinated debt were included in Tier 1 capital as of December 31, 2014, in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule retaining trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under this rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions.

In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. For more information regarding trust preferred securities, please refer to Note 10, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee issued a strengthened set of international capital and liquidity standards for banks and bank holding companies, known as “Basel III.” In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. The rule was effective January 1, 2015 subject to a transition period providing for full implementation on January 1, 2019.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a Tier 1 leverage ratio of 4% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2014, WesBanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

Effective January 1, 2015, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a new common equity Tier 1 ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally a Tier 1 leverage ratio of 4% or greater, and a new common equity Tier 1 ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” No changes were made to the definition of a “critically undercapitalized” institution.

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

Bank holding companies will be subjected to increased capital requirements (discussed above under “Item 1. Business—Capital Requirements”). A provision known as the Volcker Rule limits WesBanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in hedge funds or private equity funds. In December 2013, U.S. federal banking agencies issued joint final rules implementing this provision. The rules were effective April 1, 2014, and WesBanco is expected to bring its activities and investments into full compliance by July 21, 2017. Additionally, an interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. This interim final rule issued in January 2014 did not have a material impact on WesBanco for the year ended December 31, 2014.

The Dodd-Frank Act makes several changes affecting the securitization markets, which may affect a bank’s ability or desire to use those markets to meet funding or liquidity needs. One of these changes calls for federal regulators to adopt regulations requiring the sponsor of a securitization to retain at least 5% of the credit risk, with exceptions for “qualified residential mortgages.”

Publicly traded companies are required by the Dodd-Frank Act to give shareholders an advisory vote on executive compensation, and, in some cases, golden parachute arrangements. Further, SEC and NASDAQ rulemaking under the Dodd-Frank Act requires NASDAQ-listed companies to have a compensation committee composed entirely of independent directors. WesBanco’s compensation committee members currently satisfy the independence criteria. The Dodd-Frank Act also calls for regulators to issue new rules relating to incentive-based compensation arrangements deemed excessive, and proxy access by shareholders.

All banks and other insured depository institutions will have increased authority to open new branches across state lines (discussed above under “Item 1. Business—Supervision and Regulation”). A provision authorizing insured depository institutions to pay interest on checking accounts will likely increase WesBanco’s interest expenses. The Consumer Financial Protection Bureau (the “Consumer Bureau”), created by the Dodd-Frank Act, has the authority to write rules implementing numerous consumer protection laws applicable to all banks (discussed below under “Item 1. Business—Consumer Protection Laws”).

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, all banks are subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. The new Consumer Bureau created by the Dodd-Frank Act now has consolidated authority to write regulations implementing these and other laws. WesBanco’s other subsidiaries that provide services relating to consumer financial products and services will also be subject to the Consumer Bureau’s regulations. As an institution with assets of less than $10 billion, WesBanco Bank will continue to be examined by the FDIC for compliance with these rules. Relating to mortgage lending, the Dodd-Frank Act authorized the Consumer Bureau to issue new regulations governing the ability to repay (“ATR”), qualified mortgages (“QM”), mortgage servicing, appraisals and compensation of mortgage lenders, all of which have been issued and have taken effect. They limit the mortgage products offered by the Bank and have an impact on timely enforcement of delinquent mortgage loans. In addition, the Dodd-Frank Act required the Federal Reserve Board to write rules to limit debit card interchange fees to those “reasonable and proportional” to the cost of transactions, which were effective on October 1, 2011. Even though the limits on debit card interchange fees apply only to institutions with more than $10 billion in assets, market forces may over time limit debit card interchange fees as a source of revenue for all banks, including smaller banks like WesBanco Bank. These rules were promulgated but recently determined to be invalid by a Federal District Court, which decision was reversed on appeal so they are still in effect.

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

The CRA requires WesBanco Bank’s primary federal bank regulatory agency, the FDIC, to assess WesBanco Bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. WesBanco Bank’s current CRA rating is “Outstanding” as a result of an FDIC exam in 2013.

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

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

WesBanco Bank serves both individuals and business customers throughout West Virginia, Ohio and western Pennsylvania. The substantial majority of WesBanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of WesBanco are affected by local and regional economic conditions. A downturn in these economies could have a negative impact on WesBanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of WesBanco’s loan portfolio requiring WesBanco to charge-off a higher percentage of loans and/or increase its allowance for loan losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by WesBanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result the Bank may have to borrow funds at higher rates in order to meet liquidity needs. Lower oil and gas prices may reduce shale gas activity in the region which may negatively affect local and regional economic conditions. These events may have a negative impact on WesBanco’s earnings and financial condition.

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

WesBanco’s cost of funds for banking operations may not decrease at the same pace as asset yields, particularly in the current interest rate environment, where certain rates are subject to artificial floors or are close to 0%. Cost of funds also may increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and wholesale borrowings. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

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

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2014, approximately 40% of WesBanco’s total securities portfolio was invested in municipal bonds. Although WesBanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which WesBanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of WesBanco’s municipal portfolio is comprised of Build America bonds. Due to the current government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions (ERP) may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, WesBanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force WesBanco to sell a municipal bond at a price where amortized cost may not be recovered. Any of the above default risks, early redemption risks and credit risks could cause WesBanco to take impairment charges, which could be significant, that would negatively impact earnings.

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Under current accounting standards, if WesBanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2014 and concluded that no impairment charge was necessary for the year ended December 31, 2014. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

WESBANCO IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND SUPERVISION.

WesBanco is subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, rather than corporate shareholders. These regulations affect WesBanco’s lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedure and controls. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect WesBanco in substantial and unpredictable ways. Such changes could subject WesBanco to additional costs, limit the types of financial services and products that could be offered, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil penalties and/or reputation damage, which could have a material adverse effect on WesBanco’s business, financial condition and result of operations.

As of December 31, 2014, WesBanco had $106.2 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $103.0 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The Dodd-Frank Act required the federal banking agencies to develop new consolidated capital requirements applicable to bank holding companies and banks. Rules issued in 2013 will generally exclude trust preferred securities from Tier 1 capital beginning in 2015. A grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature.

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

The FHLB of Pittsburgh paid dividends in 2014 at an annualized rate of 3.84% resulting in dividend income of $0.4 million. Beginning in 2013 and continuing through 2014, they repurchased all remaining amounts of excess stock held by member institutions. Both the payment of dividends and repurchase of excess stock were suspended in late 2008 with the stock repurchase restored in late 2010 and the payment of dividends restored in February 2012. The FHLB has noted future dividend payments and capital stock repurchases will continue to be reviewed on a quarterly basis. The FHLB of Pittsburgh stock owned by WesBanco totaled $10.9 million and $10.3 million at December 31, 2014 and 2013, respectively.

A proposal pending approval by the FHLB System regulator, the Federal Housing Finance Authority, would revise membership requirements for future FHLB membership that may result in WesBanco being required to hold additional mortgage-related assets and could negatively impact FHLB advance pricing for its members due to lower earnings.

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

WesBanco recently completed the acquisition of ESB on February 10, 2015 and integration issues such as those described above could be experienced as a result.

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

FOLLOWING THE ESB MERGER, A HIGH PERCENTAGE OF THE COMBINED COMPANY’S LOAN PORTFOLIO REMAINS IN WEST VIRGINIA, OHIO, AND PENNSYLVANIA AND IN COMMERCIAL AND RESIDENTIAL REAL ESTATE. DETERIORATIONS IN ECONOMIC CONDITIONS IN THIS AREA OR IN THE REAL ESTATE MARKET GENERALLY COULD BE MORE HARMFUL TO THE COMBINED COMPANY COMPARED TO MORE DIVERSIFIED INSTITUTIONS.

As of December 31, 2014, approximately 23% of WesBanco’s loan portfolio was comprised of residential real estate loans, and 48% was comprised of commercial real estate loans. As a result of our merger with ESB, the combined company’s loan portfolio, as of December 31, 2014, would have been approximately 28% residential real estate loans and 42% commercial real estate loans.

Inherent risks of commercial real estate (“CRE”) lending include the cyclical nature of the real estate market, construction risk and interest rate risk. The cyclical nature of real estate markets can cause CRE loans to suffer considerable distress. During these times of distress, a property’s performance can be negatively affected by tenants’ deteriorating credit strength and lease expirations in times of softening demand caused by economic deterioration or over-supply conditions. Even if borrowers are able to meet their payment obligations, they may find it difficult to refinance their full loan amounts at maturity due to declines in property value. Other risks associated with CRE lending include regulatory changes and environmental liability. Regulatory changes in tax legislation, zoning or similar external conditions including environmental liability may affect property values and the economic feasibility of existing and proposed real estate projects.

The combined company’s CRE loan portfolio is concentrated in West Virginia, Ohio and Pennsylvania. There are a wide variety of economic conditions within the local markets of the three states in which most of the combined company’s CRE loan portfolio will be situated. Rates of employment, consumer loan demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas, cities and towns. Metropolitan markets comprise various submarkets where property values and demand can be affected by many factors, such as demographic makeup, geographic features, transportation, recreation, local government, school systems, utility infrastructure, tax burden, building-stock age, zoning and building codes, and available land for development. Despite the merger, as a result of the continued high concentration of the combined company’s loan portfolio, the combined company may be more sensitive, compared to more diversified institutions, to future disruptions in, and deterioration of, this market, which could lead to losses which could have a material adverse effect on the business, financial condition and results of operations of the combined company.

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

WesBanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2014, WesBanco operated 120 banking offices in West Virginia, Ohio and western Pennsylvania and one loan production office, of which 92 were owned and 29 were leased. These leases expire at various dates through April 2034 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions. In conjunction with the acquisition on February 10, 2015, WesBanco acquired 23 banking offices of which 21 were owned and 2 were leased.

The main office of WesBanco is located at 1 Bank Plaza, Wheeling, West Virginia, in a building owned by the Bank. The building contains approximately 100,000 square feet and serves as the main office for both WesBanco’s community banking segment and its trust and investment services segment, as well as its executive offices. The Bank’s major back office operations currently occupy approximately 75% of the space available in an office building connected via sky-bridge to the main office. This adjacent back office building is owned by WesBanco Properties, Inc., a subsidiary of WesBanco, with the remainder of the building leased to unrelated businesses.

At various building locations, WesBanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $0.7 million in 2014 compared to $0.8 million in 2013. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 5, “Premises and Equipment” in the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

Litigation Related to the ESB Merger

On October 29, 2014, ESB and WesBanco entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of ESB with and into WesBanco, with WesBanco as the surviving corporation (the “Merger”). Each of ESB and WesBanco filed a definitive joint proxy statement/prospectus, dated as of December 11, 2014 (the “Joint Proxy Statement/Prospectus”), with the Securities and Exchange Commission in connection with the Merger. The Merger was consummated on February 10, 2015.

As previously reported by each of ESB and WesBanco on Current Reports on Form 8-K, each dated December 15, 2014 and filed on December 19, 2014, two putative class action complaints were filed by purported shareholders of ESB with respect to the Merger. One complaint was filed in the United States District Court for the Western District of Pennsylvania (the “Federal District Court”), and is captioned and numbered James Elliott vs. ESB Financial, Inc., et al., Case No. 2:14-cv-01689-MRH (the “Federal Lawsuit”). The other complaint was filed in the Court of Common Pleas of Lawrence County, Pennsylvania, and is captioned and numbered Randall Kress v. ESB Bank, Case No. 11185/14 CA (the “Lawrence County Lawsuit”). Both complaints alleged generally, among other things, that each member of ESB’s board of directors (the “Director Defendants”) breached their fiduciary duties in approving the Merger Agreement, that ESB and WesBanco aided and abetted such breaches of fiduciary duty and that the disclosure regarding the Merger contained in the Joint Proxy Statement/Prospectus was materially deficient.

On January 15, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, ESB, ESB Bank, WesBanco and the Director Defendants (ESB, ESB Bank, WesBanco and the Director Defendants, collectively the “Defendants”) entered into a Memorandum of Settlement (the “MOS”) with the respective plaintiffs (collectively, the “Plaintiffs”) regarding the settlement of both the Federal Lawsuit and the Lawrence County Lawsuit. Pursuant to the MOS, ESB and WesBanco agreed to file with the SEC and make publicly available to shareholders of ESB and WesBanco supplemental disclosures provided on Form 8-K and the Plaintiffs agreed to release ESB, ESB Bank, WesBanco and the Director Defendants from all claims related to the Merger Agreement and the Merger, subject to approval of the Federal District Court. If the court approves the settlement contemplated in the MOS, both the Federal Lawsuit and the Lawrence County Lawsuit will be dismissed with prejudice, and all claims that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith will be released and barred. Under the terms of the MOS, counsel for the Plaintiffs reserved the right to seek an award of attorneys’ fees and expenses. The Defendants have reserved the right to contest the fee and expense petition. The amount of any fees and expense awarded will ultimately be determined and approved by the court, and will not affect the amount of merger consideration paid by WesBanco. ESB or its successor or insurer will pay any fees and expenses awarded by the court. In the MOS, the parties have agreed to negotiate in good faith to prepare a stipulation of settlement to be filed with the court and other documentation as may be required to effectuate the settlement. There can be no assurance that the parties ultimately will enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. The proposed settlement contemplated by the MOS will become void in the event that the parties do not enter into such stipulation or the court does not approve the settlement.

The settlement did not affect the timing of the special meeting of shareholders of ESB held January 22, 2015 in Ellwood City, Pennsylvania to vote upon a proposal to adopt the Merger Agreement. Similarly, the settlement did not affect the timing of the special meeting of shareholders of WesBanco held January 22, 2015 in Wheeling, West Virginia to vote on a proposal to approve the issuance of shares of WesBanco common stock in connection with the Merger. The shareholders of both corporations approved the Merger. ESB and the other Defendants deny all of the allegations in the lawsuits and believe the disclosures previously included in the Joint Proxy Statement/Prospectus were appropriate under the law. Nevertheless, ESB and the other Defendants have agreed to settle the putative class action lawsuits in order to avoid the costs, disruptions and distraction of further litigation.

ESB and the other Defendants have vigorously denied, and continue to vigorously deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were alleged in the lawsuits, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with their fiduciary and other legal burdens and entered into the MOS solely to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest. Nothing in the MOS or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth therein.

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

WesBanco’s common stock is quoted on the NASDAQ Global Stock Market under the symbol WSBC. The approximate number of record holders of WesBanco’s $2.0833 par value common stock as of February 20, 2015 was 5,191, not including shares held in nominee positions. The number of holders does not include WesBanco employees who have purchased stock or had stock allocated to them through WesBanco’s Employee Stock Ownership and 401(k) plan (the “KSOP”). All WesBanco employees who meet the eligibility requirements of the KSOP are included in this retirement plan.

The table below presents for each quarter in 2014 and 2013, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2014			2013
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$35.70	$29.71	$0.220	$32.58	$28.00	$0.200
Third quarter	32.11	28.87	0.220	30.55	26.00	0.200
Second quarter	32.49	28.27	0.220	26.69	22.58	0.190
First quarter	32.38	26.77	0.220	24.85	21.84	0.190

At December 31, 2014, WesBanco had eight capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities and lending the proceeds to WesBanco. The debentures and trust preferred securities issued by the trusts provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest, it may not declare or pay any dividends on its common stock during any such period.

Federal and state laws impose restrictions on the ability of the Bank to pay dividends, which restrictions are more fully described in “Item 1. Business—Payment of Dividends.”

For additional disclosure relating to WesBanco Trust Preferred Securities, refer to Note 10, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

As of December 31, 2014 and 2013, WesBanco had an outstanding stock warrant issued to the U.S. Department of Treasury (“UST”) to purchase 100,448 shares of WesBanco common stock at a price of $10.45 per share. This warrant was issued in 2012 to convert a previously issued warrant, obtained through acquisition, to WesBanco.

As of December 31, 2014, WesBanco had a stock repurchase plan pursuant to which up to one million shares may be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no general open market repurchases in 2014, other than those for the KSOP and dividend reinvestment plans, and repurchases from employees for the payment of withholding taxes to facilitate the vesting of restricted stock. At December 31, 2014, there were 378,286 shares remaining to be purchased under the plan.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in WesBanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2014				378,286

October 1, 2014 to October 31, 2014
Open market repurchases	—	$—	—	378,286
Other transactions (1)	16,369	31.07	N/A	N/A

November 1, 2014 to November 30, 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	1,746	34.05	N/A	N/A

December 1, 2014 to December 31, 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	1,426	34.27	N/A	N/A

Fourth Quarter 2014
Open market repurchases	—	—	—	378,286
Other transactions (1)	19,541	31.57	N/A	N/A

Total	19,541	$31.57	—	378,286

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

N/A—Not applicable

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index, and the SNL Small Cap Bank Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2009 with reinvestment of dividends.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
WesBanco, Inc.	100.00	158.89	168.44	198.98	294.96	329.84
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Small Cap Bank Index	100.00	122.16	116.68	135.91	189.56	199.80

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2014. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. WesBanco’s acquisitions during the five years ended December 31, 2014 include Fidelity on November 30, 2012 and include the results of operations since the date of acquisition.

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2014	2013	2012	2011	2010
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$2.39	$2.18	$1.84	$1.65	$1.34
Earnings per common share—diluted	2.39	2.18	1.84	1.65	1.34
Dividends declared per common share	0.88	0.78	0.70	0.62	0.56
Book value at year end	26.90	25.59	24.45	23.80	22.83
Tangible book value at year end (1)	16.09	14.68	13.48	13.29	12.24
Average common shares outstanding—basic	29,249,499	29,270,922	26,867,227	26,614,697	26,579,735
Average common shares outstanding—diluted	29,333,876	29,344,683	26,888,847	26,615,281	26,580,293
SELECTED BALANCE SHEET INFORMATION
Securities	$1,511,094	$1,532,906	$1,623,753	$1,609,265	$1,426,191
Loans held for sale	5,865	5,855	21,903	6,084	10,800
Net portfolio loans	4,042,112	3,847,549	3,635,063	3,184,558	3,227,625
Total assets	6,296,565	6,144,773	6,078,717	5,536,030	5,361,458
Deposits	5,048,983	5,062,530	4,944,284	4,393,866	4,172,423
Total FHLB and other borrowings	303,816	190,044	254,158	365,073	440,991
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,176	106,137	113,832	106,066	106,034
Shareholders’ equity	788,190	746,595	714,184	633,790	606,863
SELECTED RATIOS
Return on average assets	1.12%	1.05%	0.88%	0.81%	0.66%
Return on average tangible assets (1)	1.20	1.13	0.96	0.88	0.73
Return on average equity	8.97	8.72	7.54	7.01	5.88
Return on average tangible equity (1)	15.39	15.79	13.57	13.18	11.56
Net interest margin (3)	3.61	3.58	3.53	3.66	3.60
Efficiency ratio (1)	59.59	60.99	60.98	59.50	60.81
Average loans to average deposits	76.89	75.28	74.15	76.32	82.14
Allowance for loan losses to total loans	1.09	1.22	1.43	1.69	1.86
Allowance for loan losses to total non-performing loans	87.76	91.99	82.79	63.07	63.39
Non-performing assets to total assets	0.89	0.92	1.15	1.62	1.95
Net loan charge-offs to average loans	0.23	0.38	0.66	1.30	1.28
Average shareholders’ equity to average assets	12.48	12.00	11.71	11.49	11.18
Tangible equity to tangible assets (1)	7.88	7.35	6.84	6.73	6.40
Tier 1 leverage ratio	9.88	9.27	9.34	8.71	8.35
Tier 1 capital to risk-weighted assets	13.76	13.06	12.82	12.68	11.94
Total capital to risk-weighted assets	14.81	14.19	14.07	13.93	13.20
Dividend payout ratio	36.82	35.78	38.04	37.58	41.79
Trust assets at market value (2)	$3,840,540	$3,688,734	$3,238,556	$2,973,352	$2,943,786

(1)	See non-GAAP Measures with this “Item 6. Selected Financial Data” for additional information relating to the calculation of this item.
(2)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.
(3)	Presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
SUMMARY STATEMENTS OF INCOME
Interest and dividend income	$215,991	$217,890	$211,686	$224,167	$236,528
Interest expense	22,763	32,403	43,335	54,802	70,436

Net interest income	193,228	185,487	168,351	169,365	166,092
Provision for credit losses	6,405	9,086	19,874	35,311	44,578

Net interest income after provision for credit losses	186,823	176,401	148,477	134,054	121,514
Non-interest income	68,504	69,285	64,775	59,888	59,599
Non-interest expense	161,633	160,998	150,120	140,295	141,152

Income before provision for income taxes	93,694	84,688	63,132	53,647	39,961
Provision for income taxes	23,720	20,763	13,588	9,838	4,350

Net income	$69,974	$63,925	$49,544	$43,809	$35,611

Earnings per common share—basic	$2.39	$2.18	$1.84	$1.65	$1.34

Earnings per common share—diluted	$2.39	$2.18	$1.84	$1.65	$1.34

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

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Tangible equity to tangible assets:
Total shareholders’ equity	$788,190	$746,595	$714,184	$633,790	$606,863
Less: goodwill and other intangible assets, net of deferred tax liability	(316,914)	(318,161)	(320,399)	(279,967)	(281,534)

Tangible equity	471,276	428,434	393,785	353,823	325,329
Total assets	6,296,565	6,144,773	6,078,717	5,536,030	5,361,458
Less: goodwill and other intangible assets, net of deferred tax liability	(316,914)	(318,161)	(320,399)	(279,967)	(281,534)

Tangible assets	5,979,651	5,826,612	5,758,318	5,256,063	5,079,924

Tangible equity to tangible assets	7.88%	7.35%	6.84%	6.73%	6.40%

Tangible book value:
Total shareholders’ equity	$788,190	$746,595	$714,184	$633,790	$606,863
Less: goodwill and other intangible assets, net of deferred tax liability	(316,914)	(318,161)	(320,399)	(279,967)	(281,534)

Tangible equity	471,276	428,434	393,785	353,823	325,329
Common shares outstanding	29,298,188	29,175,236	29,214,660	26,629,360	26,586,953

Tangible book value at year end	$16.09	$14.68	$13.48	$13.29	$12.24

Return on average tangible equity:
Net income	$69,974	$63,925	$49,544	$43,809	$35,611
Plus: amortization of intangibles, net of tax	1,248	1,487	1,398	1,566	1,774

Net income before amortization of intangibles	71,222	65,412	50,942	45,375	37,385
Average total shareholders’ equity	780,423	733,249	656,684	625,061	605,742
Less: average goodwill and other intangibles, net of deferred tax liability	(317,523)	(318,913)	(281,326)	(280,718)	(282,389)

Average tangible equity	462,900	414,336	375,358	344,343	323,353

Return on average tangible equity	15.39%	15.79%	13.57%	13.18%	11.56%

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Return on average tangible assets:
Net income	$69,974	$63,925	$49,544	$43,809	$35,611
Plus: amortization of intangibles, net of tax	1,248	1,487	1,398	1,566	1,774

Net income before amortization of intangibles	71,222	65,412	50,942	45,375	37,385
Average total assets	6,253,253	6,109,311	5,606,386	5,440,243	5,416,470
Less: average goodwill and other intangibles, net of deferred tax liability	(317,523)	(318,913)	(281,326)	(280,718)	(282,389)

Average tangible assets	5,935,730	5,790,398	5,325,060	5,159,525	5,134,081

Return on average tangible assets	1.20%	1.13%	0.96%	0.88%	0.73%

Efficiency Ratio
Non-interest expense	$161,633	$160,998	$150,120	$140,295	$141,152
Less: restructuring and merger-related expense	(1,309)	(1,310)	(3,888)	—	(175)

Non-interest expense excluding restructuring and merger-related expense	160,324	159,688	146,232	140,295	140,977
Net interest income on a fully taxable equivalent basis	200,545	192,556	175,027	175,885	172,235
Non-interest income	68,504	69,285	64,775	59,888	59,599

Net interest income on a fully taxable equivalent basis plus non-interest income	269,049	261,841	239,802	235,773	231,834

Efficiency Ratio	59.59%	60.99%	60.98%	59.50%	60.81%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively, and documents subsequently filed by WesBanco which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and ESB may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and ESB may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and ESB may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

The evaluation includes an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain loans for impairment. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies, the volatility of historical loss rates, the velocity of changes in historical loss rates, and regulatory guidance pertaining to the allowance for credit losses. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial real estate and commercial and industrial loans greater than $1 million that are reported as non-accrual or a troubled debt restructuring (“TDR”) are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for loans that are not individually tested for impairment based on historical loss rates adjusted for the impact of the qualitative factors discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade or group of pass grades using a migration analysis that categorizes each charged-off loan based on its risk grade twelve months prior to the charge-off. Historical loss rates for commercial real estate land and construction, residential real estate, home equity and consumer loans that are not risk graded are determined for the total of each category of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

Management has determined that the greater of the most recent twelve or thirty-six month historical loss rate is generally the most indicative of probable losses in the portfolio because the twelve month loss rate more accurately reflects the adverse impact of current conditions during periods of economic stress while the thirty-six month loss rate more accurately reflects probable losses during normal economic cycles. Historical loss rates for longer periods than thirty-six months may not be as meaningful because of changes in the risk profile and characteristics of the portfolio that can occur over longer periods of time. However, management does evaluate historical loss rates for periods longer than thirty-six months to give adequate consideration to the longer economic cycle and its impact on probable losses in the current period.

Management may also adjust its assumptions to account for differences between estimated and actual incurred losses from period to period. The variability of management’s assumptions could alter the level of the allowance for credit losses and may have a material impact on future results of operations and financial condition. The loss estimation models and methods used to determine the allowance for credit losses are continually refined and enhanced; however, there have been no material substantive changes compared to prior periods.

Goodwill and Other Intangible Assets—WesBanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. At December 31, 2014, the carrying value of goodwill and other intangible assets was $312.1 million and $7.4 million, respectively, which represents approximately 39.6% and 0.9% of total shareholders’ equity, respectively. At December 31, 2014, WesBanco had one significant reporting unit with goodwill, community banking.

WesBanco evaluated goodwill for impairment by performing the two-step goodwill impairment test. WesBanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. In particular, the discounted cash flow model includes various assumptions regarding an investors’ required rate of return on WesBanco common stock, future loan loss provisions, future net interest margins, along with various growth and economic recovery and stabilization assumptions of the economy as a whole. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. The evaluation also considered macroeconomic conditions such as the general economic outlook, regional and national unemployment rates and recent trends in equity and credit markets. Additionally, industry and market considerations, such as market-dependent multiples and metrics relative to peers, were evaluated. WesBanco also considered recent trends in credit quality, overall financial performance, stock price appreciation, internal forecasts and various other market-based methods to estimate the current fair value of its reporting units.

WesBanco concluded that goodwill at the reporting units was not impaired as of November 30, 2014 and determined that goodwill was not impaired as of December 31, 2014 as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2014, the date of the most recent goodwill impairment evaluation.

Intangible assets with finite useful lives (primarily core deposit and customer list intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. Intangible assets with finite useful lives at December 31, 2014 are comprised of $7.2 million in core deposit intangibles held at the Bank and customer list intangibles of $0.2 million held at WesBanco Securities. At December 31, 2014 there were no indicators of impairment related to intangible assets with finite useful lives.

EXECUTIVE OVERVIEW

In 2014, for the fifth consecutive year, financial performance improved as WesBanco continued to achieve loan growth, enhance efficiency through reduced costs, increase the net interest margin through better funding structures and expand our presence within the communities we serve. In addition, on February 10, 2015, WesBanco completed the acquisition of ESB Financial Corporation (“ESB”), a Pennsylvania thrift holding company based in Ellwood City, Pennsylvania with $1.9 billion in assets and 23 branches. The transaction expanded WesBanco’s franchise in the Pittsburgh and western Pennsylvania region. Post-acquisition, WesBanco operates through 143 offices and 130 ATMs with total assets of approximately $8.3 billion.

Net income increased $6.0 million or 10% to $70.0 million. Net interest income improved $7.7 million or 4.2%, primarily through higher average loan balances and lower funding costs as higher cost certificates of deposits and other borrowings were replaced with lower cost demand and money market deposits and short term FHLB borrowings. Continued improvement in credit quality reduced the provision for credit losses by $2.7 million. Growth was achieved in certain categories of non-interest income: trust fees increased $1.5 million, electronic banking fees increased $0.5 million and securities brokerage operations increased $0.7 million. However, service charges on deposits declined $1.8 million through reduced overdraft fees as customers retained higher demand account balances, and gains on sales of mortgages decreased due to a slower housing market and a greater percentage of originated loans held for investment. Net gains / losses on other assets included a third quarter charge of $1.4 million to prepay a higher-rate repurchase agreement with another bank to reduce funding costs. Increases in expenses of only 0.4% were due to costs related to the opening of three branches and infrastructure enhancements, primarily in the last six quarters, and other growth areas such as trust and securities brokerage offset by lower employee benefits and communication expenses. Due to the increase in net income, return on average assets increased to 1.12% from 1.05% in 2013. Strong earnings and improved total capital have enabled WesBanco to increase the quarterly dividend rate, at $0.22 per share for the fourth quarter, seven times over the last four years, cumulatively representing a 57% increase, with a 2014 increase of 10%. The dividend was increased again in February 2015 to $0.23 per share, a $0.01 per share or 5% increase to be paid April 1, 2015.

Total assets at December 31, 2014 increased 2.5% or $151.8 million from December 31, 2013, primarily due to loan growth. Portfolio loans increased $191.8 million or 4.9% in 2014, achieved through $1.4 billion in loan originations. Loan growth was driven by increased business activity, additional lending personnel, focused marketing efforts, an expanded presence in our larger urban markets, and continued improvement in loan origination processes. Deposits, excluding CDs, increased $192.8 million or 5.4% from December 31, 2013, with deposits for Marcellus and Utica shale gas contributing to the increase. All deposit types increased except certificates of deposit, which decreased $206.4 million due to lower rate offerings for maturing CDs and customers preference for other deposit types. Borrowings increased $113.8 million primarily due to increases in low-rate short-term FHLB borrowings, partially offset by reduced balances of longer-term higher-rate borrowings.

WesBanco continues to maintain strong regulatory capital ratios. At December 31, 2014, tier I leverage was 9.88%, tier I risk-based capital was 13.76%, and total risk-based capital was 14.81%, all of which improved from December 31, 2013. Both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators, as well as the recently finalized fully-implemented BASEL III capital standards. Total tangible equity to tangible assets(1) was 7.88% at December 31, 2014, increasing from 7.35% at December 31, 2013.

WesBanco had numerous operating accomplishments in 2014 that supported the improved financial results for the year:

•

The ESB acquisition was the largest in our history. We are now the 10th largest full service financial institution in western Pennsylvania, which is also our largest market area. We anticipate the ESB customer account and operational integrations will be completed in late April, 2015.

•	Throughout 2014 WesBanco continued to expand customer relationship personnel to support further growth in loan production and improve service to our customers.

•

In November, we opened a new $4.5 million banking center in Southpointe, Pennsylvania. The 4,000 square foot two story facility is located at Southpointe Town Center, a retail and commercial mixed-use development south of Pittsburgh.

•

As our customers rapidly move toward mobile payments as a preferred purchase option, we announced in late-2014 that WesBanco was one of the first 30 banks in the country to integrate with Apple Pay. WesBanco debit cards can now combine with Apple’s seamlessly integrated hardware, software and services to create a unique and incredibly intuitive purchase experience.

Enhancement of the products and processes that support customers and employees expands WesBanco’s growth opportunities.

(1)	See non-GAAP Measures within Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income increased 10% for the twelve months ended December 31, 2014, to $70.0 million compared to $63.9 million for 2013, while diluted earnings per share were $2.39, an increase of 10% compared to $2.18 per share for 2013. The increased net income improved the return on average assets to 1.12% in 2014 from 1.05% in 2013. Return on assets and return on tangible equity for WesBanco remain well above third quarter 2014 peer group averages, the most recent available.

Net interest income increased $7.7 million or 4.2% in 2014 compared to 2013 due to a 3.1% increase in average earning assets, primarily through a 4.8% increase in average loan balances, and improvement in the net interest margin. Growth in net interest income has been very consistent. The net interest margin improved by 3 basis points to 3.61% in 2014 compared to 3.58% in 2013. Accretion of various purchase accounting adjustments from a 2012 acquisition benefited the net interest margin throughout 2013 and 2014, but at a decreasing rate. Excluding this benefit from both years, the net interest margin increased by 8 basis points from 3.49% in 2013 to 3.57% in 2014. The improved net interest margin in the current low interest rate environment resulted partially from the aforementioned loan growth as the average rate on loans is higher than the average rate on securities. In addition, funding costs continued to decrease in 2014 as a result of a 9.4% increase in lower-cost demand, money market and savings account deposits, while higher-cost CDs decreased by 11.8%. The average rate on CDs declined by 43 basis points as higher rate CDs matured. In addition, a 29.2% reduction in higher-rate average other borrowings improved funding costs through the prepayment of a higher-rate $22.0 million repurchase agreement with another bank in the third quarter, and through maturities. Overall, average deposits increased by 2.6% in 2014 compared to 2013.

Credit quality has continued to improve over the past year. Total non-performing loans, including TDRs, decreased 1.2% from December 31, 2013 to $50.9 million, while criticized and classified loans decreased 40.2% over the last twelve months to $81.1 million at December 31, 2014. Net charge-offs for 2014 were $9.3 million or 0.23% of average portfolio loans compared to $14.2 million or 0.38% in 2013. Lower charge-offs and continued improvement in delinquent, non-performing and classified and criticized loans resulted in a provision for credit losses of $6.4 million in 2014 compared to $9.1 million in 2013. The allowance for loan losses represented 1.09% of total portfolio loans at December 31, 2014, compared to 1.22% at the end of 2013.

For 2014, non-interest income decreased $0.8 million or 1.1% compared to 2013. The third quarter of 2014 included a $1.4 million charge related to the prepayment of the repurchase agreement. Non-interest income, excluding this charge, increased $0.6 million or 0.9% for the year. Trust fees increased 7.6% for the year as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were $3.8 billion at December 31, 2014, representing an increase of 4.1% from $3.7 billion at December 31, 2013. Net securities brokerage revenues increased $0.7 million or 10.8%, due to significant production increases from the addition of support and sales staff in several regions, as well as an increase in referrals and production from a licensed retail banker program. Service charges on deposits decreased 10.0% compared to 2013 due to lower overdraft fees that are affected by consistent increases in deposit levels and higher average deposits per account. Mortgage loan sale gains decreased 38.6% as the weak housing market reduced mortgage demand resulting in lower mortgage activity, which was also impacted by the new 2014 Qualified Mortgage and Ability-to-Repay rules, somewhat limiting the Bank’s product offerings.

In 2014, revenue growth outpaced expense growth and as a result, the efficiency ratio improved to 59.6% for 2014 from 61.0% in 2013. Non-interest expense increased $0.6 million or only 0.4% for 2014 compared to 2013. Salaries and wages increased 3.0%, due to routine annual adjustments to compensation, increased commissions on higher brokerage revenue and incentive and stock-related compensation granted in 2014, partially offset by lower average full time employees (“FTEs”). In 2014, employee benefits expense decreased 7.5%, primarily from decreased pension and other benefits expense, partially offset by higher health insurance costs. In addition, net occupancy and equipment expense increased due to higher weather-related expenses, the opening of three branches over the last five quarters and investment in internal infrastructure in the second half of last year. These decreases were offset by increased other expenses of $1.0 million primarily due to customer fraud losses recognized totaling $0.6 million, increased franchise taxes and other miscellaneous fees and costs, partially offset by reduced communication expenses.

The provision for federal and state income taxes increased to $23.7 million in 2014 compared to $20.8 million in 2013. The increase in income tax expense was due to a $9.0 million increase in pre-tax income, which caused a higher effective tax rate of 25.3% compared to 24.5% for 2013.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Net interest income	$193,228	$185,487	$168,351
Taxable-equivalent adjustments to net interest income	7,317	7,069	6,676

Net interest income, fully taxable-equivalent	$200,545	$192,556	$175,027

Net interest spread, non-taxable-equivalent	3.37%	3.32%	3.23%
Benefit of net non-interest bearing liabilities	0.11%	0.13%	0.17%

Net interest margin	3.48%	3.45%	3.40%
Taxable-equivalent adjustment	0.13%	0.13%	0.13%

Net interest margin, fully taxable-equivalent	3.61%	3.58%	3.53%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income increased by $7.7 million or 4.2% in 2014 compared to 2013 due to a 3.1% increase in average earning assets, primarily through increased average loan balances and an improvement in the net interest margin. Growth in net interest income has been consistent, with the fourth quarter of 2014 being the sixth consecutive quarter that net interest income has increased. Average earning assets increased $168.3 million in 2014 due to growth in average portfolio loan balances of $181.7 million or 4.8%. The increase in average earning assets was funded primarily by increases in average deposits and short-term borrowings. Total average deposits increased by $131.8 million or 2.6%. These increases occurred primarily in demand deposit, savings and money market accounts, and resulted from marketing campaigns, customer incentives, wealth management and business initiatives, as well as from Marcellus and Utica shale gas bonus and royalty payments. In addition, the net interest margin increased 3 basis points to 3.61% in 2014 compared to 3.58% in 2013. Accretion of purchase accounting adjustments from a 2012 acquisition benefited the net interest margin throughout 2013 and 2014, but at a decreasing rate. Excluding this benefit from both years, the net interest margin increased by 8 basis points from 2013. The improved net interest margin in the current low interest rate environment resulted partially from the aforementioned loan growth as the average rate on loans is higher than the average rate on securities. The cost of funds improved significantly in 2014 due to lower offered rates, declining average balances on certificates of deposit, an increase in balances of lower-cost products and lower average balances of certain other borrowings. The low interest rate environment continues to result in reduced rates earned on the securities and loan portfolios, but with a larger decrease in lower average rates paid on interest bearing liabilities. The average rate on interest bearing liabilities declined by 21 basis points while the rate on earning assets decreased by 16 basis points in 2014.

Interest income decreased in 2014 by $1.9 million or 0.9% compared to 2013 due primarily to a 30 basis point decrease in loan yields which was mitigated by higher average loan balances and increases in interest income on securities and other interest income. The decrease in loan yields was from reduced rates on new and repriced assets due to the necessity of offering lower rates on quality credits in an increasingly competitive and low interest rate environment. Even with the decrease in loan yields, loans offer the highest rates for investment in earning assets. In 2014, average loans represented 71.2% of average earning assets compared to 70.1% in 2013. Total securities yields increased in 2014 by 4 basis points from 3.17% to 3.21% due to a greater reinvestment of funds from maturities, calls and paydowns into tax-exempt securities, which offer the highest yields within securities. Tax-exempt securities yields decreased 7 basis points in 2014 due to the aforementioned purchases of municipals at lower rates; however, because of their relative yield advantage, the average balance of tax-exempt securities increased 5.0% over last year and was 25.8% of total average securities in 2014 compared to 24.6% in 2013. Taxable securities yields increased 4 basis points in 2014, due in part to a decrease in amortization expense from lower prepayment speeds on mortgage-backed and collateralized mortgage securities. Average taxable securities decreased due to calls of taxable municipal securities and the prepayments in mortgage-backed and collateralized mortgage securities, somewhat offset by purchases of lower-premium collateralized mortgage securities and 10-15 year residential mortgage pools. Purchases of collateralized mortgage securities and shorter-term mortgage pools minimize the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgeable securities.

Portfolio loans increased $191.8 million or 4.9% in 2014, as originations continued to outpace paydowns primarily from a 14.8% increase in C&I loans and a 15.9% increase in home equity lines of credit. Management’s objective for 2014 was to achieve net loan growth in primarily these two categories in order to reduce dependence on CRE loans and begin to better diversify the composition of the portfolio. Net loan growth was achieved through overall loan originations of $1.4 billion in 2014. Loan growth accelerated in the second half of the year to an annualized growth rate of 7.1% and was driven by increased business activity, additional lending personnel, focused marketing efforts, expanded presence in larger urban markets and continued improvement in loan origination processes.

In 2014, interest expense decreased $9.6 million or 29.8% due to decreases in rates paid, a continued shift in the liability mix towards less expensive sources of funding, and a 0.4% decrease in total average interest bearing balances. The average rate paid on interest bearing liabilities decreased 21 basis points to 0.52% from 0.73% in 2013. Rates paid on deposits were nearly unchanged in all categories except certificates of deposit, which declined by 43 basis points as a result of management reducing offered rates in the current low interest rate environment. Improvements in the deposit funding mix also lowered the cost of funds, with average certificates of deposit decreasing to 27.6% of total average deposits from 32.1% last year. Average interest bearing deposits increased by $8.3 million from 2013, and non-interest bearing demand deposits increased by $123.4 million. Average deposits increased most significantly in demand and money market product categories, even as offered rates on interest bearing accounts remained low. Total average demand deposits, including interest bearing and non-interest bearing, increased $164.7 million or 9.3% in 2014 compared to 2013. Average certificates of deposit decreased by 11.8% as WesBanco continued to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificate of deposit customers. In addition, a 29.2% reduction in higher-rate average other borrowings improved funding costs through the $22.0 million prepayment of higher-rate repurchase agreements in the third quarter, and through maturities. Increased FHLB borrowings in 2014 were generally due to the utilization of new short-term low-rate FHLB borrowings to manage normal liquidity needs, reducing the average rate on FHLB borrowings by 66 basis points. Average total FHLB and other borrowings decreased $22.9 million or 11.1%, due to maturities and paydowns, and were 4.1% of average interest bearing liabilities in 2014 compared to 4.6% in 2013.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2014			2013			2012
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$25,713	$60	0.23%	$37,556	$84	0.22%	$26,865	$68	0.25%
Loans, net of unearned income (1)	3,953,823	172,182	4.35%	3,772,172	175,323	4.65%	3,323,078	166,656	5.02%
Securities: (2)
Taxable	1,158,738	29,233	2.52%	1,175,865	29,193	2.48%	1,270,446	32,461	2.56%
Tax-exempt (3)	403,088	20,906	5.19%	384,069	20,197	5.26%	323,885	19,075	5.89%

Total securities	1,561,826	50,139	3.21%	1,559,934	49,390	3.17%	1,594,331	51,536	3.23%
Other earning assets (4)	11,726	927	7.91%	15,165	162	1.07%	19,621	102	0.52%

Total earning assets (3)	5,553,088	223,308	4.02%	5,384,827	224,959	4.18%	4,963,895	218,362	4.40%

Other assets	700,165			724,484			642,491

Total Assets	$6,253,253			$6,109,311			$5,606,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$899,887	$1,568	0.17%	$858,679	$1,415	0.16%	$755,908	$1,526	0.20%
Money market accounts	972,496	1,877	0.19%	867,473	1,462	0.17%	781,400	2,183	0.28%
Savings deposits	822,221	532	0.06%	770,687	525	0.07%	645,310	864	0.13%
Certificates of deposit	1,418,459	13,286	0.94%	1,607,918	22,010	1.37%	1,547,379	26,371	1.70%

Total interest bearing deposits	4,113,063	17,263	0.42%	4,104,757	25,412	0.62%	3,729,997	30,944	0.83%
Federal Home Loan Bank borrowings	81,159	968	1.19%	62,344	1,151	1.85%	130,048	4,473	3.44%
Other borrowings	101,291	1,333	1.32%	142,992	2,525	1.77%	191,534	4,480	2.34%
Junior subordinated debt	106,156	3,199	3.01%	107,665	3,315	3.08%	106,727	3,438	3.22%

Total interest bearing liabilities	4,401,669	22,763	0.52%	4,417,758	32,403	0.73%	4,158,306	43,335	1.04%
Non-interest bearing demand deposits	1,029,370			905,921			751,345
Other liabilities	41,791			52,383			40,051
Shareholders’ equity	780,423			733,249			656,684

Total Liabilities and Shareholders’ Equity	$6,253,253			$6,109,311			$5,606,386

Net interest spread			3.50%			3.45%			3.36%
Taxable-equivalent net interest margin (3)		$200,545	3.61%		$192,556	3.58%		$175,027	3.53%

(1)	Total loans are gross of the allowance for loan losses, include loans held for sale, and are adjusted for net deferred loan fees comprised of unearned income net of deferred loan costs.

Non-accrual loans were included in the average volume for the entire period. Net loan fees included in interest income on loans totaled $3.5 million, $3.8 million and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, loan accretion included in interest income on loans acquired from a 2012 acquisition was $1.4 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively, while accretion on interest bearing liabilities from the 2012 acquisition was $0.7 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively.

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(4)	Interest income on other earning assets includes $0.5 million of interest on a federal income tax refund for the year ended December 31, 2014.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2014 Compared to 2013			2013 Compared to 2012
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks-interest bearing	$(28)	$4	$(24)	$24	$(8)	$16
Loans, net of unearned income	8,212	(11,353)	(3,141)	21,542	(12,875)	8,667
Taxable securities	(428)	468	40	(2,367)	(901)	(3,268)
Tax-exempt securities (2)	990	(280)	710	3,305	(2,183)	1,122
Other earning assets	(45)	810	765	(26)	86	60

Total interest income change (2)	8,701	(10,351)	(1,650)	22,478	(15,881)	6,597

Increase (decrease) in interest expense:
Interest bearing demand deposits	70	83	153	194	(305)	(111)
Money market	190	225	415	222	(943)	(721)
Savings deposits	33	(26)	7	146	(485)	(339)
Certificates of deposit	(2,371)	(6,353)	(8,724)	981	(5,342)	(4,361)
Federal Home Loan Bank borrowings	291	(474)	(183)	(1,758)	(1,564)	(3,322)
Other borrowings	(635)	(557)	(1,192)	(995)	(960)	(1,955)
Junior subordinated debt	(46)	(70)	(116)	30	(153)	(123)

Total interest expense change	(2,468)	(7,172)	(9,640)	(1,180)	(9,752)	(10,932)

Net interest income increase (decrease) (2)	$11,169	$(3,179)	$7,990	$23,658	$(6,129)	$17,529

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses for the year ended December 31, 2014 decreased 29.5% to $6.4 million compared to $9.1 million for the year ended December 31, 2013. This decrease is the result of a 34.5% decrease in net charge-offs, a 33.2% decrease in accruing non-restructured delinquent loans, and a 22.3% decrease in classified loans, all of which reflect an improved economic climate and WesBanco’s focus on achieving prudent loan growth and maintaining high credit quality. The provision for credit losses was lower than net charge-offs by $2.9 million in 2014 and $5.1 million in 2013 due to recognition of losses in both years that were provided for in prior years. (Please see the “Allowance for Credit Losses” section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the Years Ended December 31,		$ Change	% Change
(dollars in thousands)	2014	2013
Trust fees	$21,069	$19,577	$1,492	7.6
Service charges on deposits	16,135	17,925	(1,790)	(10.0)
Electronic banking fees	12,708	12,198	510	4.2
Net securities brokerage revenue	6,922	6,248	674	10.8
Bank-owned life insurance	4,614	4,664	(50)	(1.1)
Net gains on sales of mortgage loans	1,604	2,614	(1,010)	(38.6)
Net securities gains	903	684	219	32.0
Net losses on other real estate owned and other assets	(1,006)	(81)	(925)	(1,142.0)
Net insurance services revenue	2,733	2,734	(1)	(0.0)
Other	2,822	2,722	100	3.7

Total non-interest income	$68,504	$69,285	$(781)	(1.1)

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income decreased $0.8 million or 1.1% compared to 2013. The third quarter of 2014 included a $1.4 million charge related to the prepayment of a repurchase agreement. Excluding the prepayment charge, non-interest income increased $0.6 million, or 0.9% for the year primarily from increased trust fees, securities brokerage revenue and net security gains, while service charges on deposits and gains on sales of loans decreased.

Trust fees increased $1.5 million or 7.6% as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were $3.8 billion at December 31, 2014, representing an increase of 4.1% from $3.7 billion at December 31, 2013. At December 31, 2014, trust assets include managed assets of $3.1 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $952.1 million as of December 31, 2014 and $900.0 million at December 31, 2013 and are included in trust managed assets.

Service charges on deposits decreased 10.0% for the year compared to 2013 due to lower overdraft fees that are affected by lower customer usage patterns, implementation of certain FDIC guidelines for overdraft products, consistent increases in deposit levels and higher average deposits per account.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing 4.2% compared to 2013, due to a higher volume of debit card transactions, which have continued to grow due to marketing and process initiatives and as customers move more towards electronic transactions and a higher percentage of customers using these products.

Net securities brokerage revenue increased $0.7 million or 10.8% compared to 2013 due to improved production from existing markets, additional market coverage in the newer western Pennsylvania market, the addition of support and producing staff in several regions, as well as an increase in referrals and production from a licensed retail banker program.

Net gains on sales of mortgage loans decreased 38.6% compared to 2013 as the weak housing market reduced housing demand and lower refinancings resulting in lower mortgage activity. Total mortgage production was $283.4 million in 2014, down 27.8% from 2013. Mortgages sold into the secondary market represented

$101.7 million or 35.9% of overall mortgage loan production in 2014 compared to $129.2 million or 32.9% in 2013. Mortgage activity was also impacted by new Qualified Mortgage and Ability-to-Repay rules, which have somewhat limited the Bank’s product offerings to certain non-qualified customers.

Net losses on other real estate owned and other assets increased $0.9 million due to a $1.4 million charge in the third quarter 2014 related to the $22.0 million prepayment of higher-rate repurchase agreements.

TABLE 5. NON-INTEREST EXPENSE

	For the Years Ended December 31,		$ Change	% Change
(dollars in thousands)	2014	2013
Salaries and wages	$67,408	$65,431	$1,977	3.0
Employee benefits	21,518	23,255	(1,737)	(7.5)
Net occupancy	12,122	11,809	313	2.7
Equipment	11,542	10,669	873	8.2
Marketing	5,242	5,174	68	1.3
FDIC insurance	3,376	3,725	(349)	(9.4)
Amortization of intangible assets	1,920	2,288	(368)	(16.1)
Restructuring and merger-related expenses	1,309	1,310	(1)	(0.1)
Franchise and other miscellaneous taxes	6,748	5,887	861	14.6
Consulting, regulatory, accounting and advisory fees	4,405	4,445	(40)	(0.9)
ATM and electronic banking interchange expenses	4,222	4,310	(88)	(2.0)
Postage and courier expenses	3,373	3,317	56	1.7
Communications	1,555	2,717	(1,162)	(42.8)
Supplies	2,425	2,675	(250)	(9.3)
Legal fees	2,531	2,549	(18)	(0.7)
Other real estate owned and foreclosure expenses	1,101	1,753	(652)	(37.2)
Other	10,836	9,684	1,152	11.9

Total non-interest expense	$161,633	$160,998	$635	0.4

Non-interest expense in 2014 increased $0.6 million or 0.4% compared to 2013. Overall, employee-related costs increased $0.2 million, while all other non-interest expenses collectively increased $0.4 million.

Salaries and wages increased $2.0 million in 2014 due to routine annual adjustments to compensation, increased brokerage revenue commissions and higher incentive and stock-based compensation granted in 2014, partially offset by lower average full time employees (“FTEs”). Employee benefit expenses decreased 7.5% in 2014 primarily from decreased pension expense and other benefits expense, partially offset by higher healthcare costs.

Net occupancy and equipment expense increased $1.2 million or 5.3% in 2014 due to increased depreciation and other maintenance costs resulting from the opening of three branches over the last five quarters, significant upgrades to our data processing and communications infrastructure, including a new mainframe computer, new disaster recovery site, new mobile banking capabilities, and other internal infrastructure placed into service during the second half of 2013. In addition, new teller cash recycling machines continued to be introduced into our branches, which have improved the speed of customer service, improved cash controls and reduced full-time equivalent employees. Higher weather-related expenses also contributed to the increase in net occupancy year-over-year.

Marketing expenses, which included multiple marketing campaigns targeting non-interest bearing checking accounts and debit card usage, as well as home equity and other consumer loans, remained flat for 2014.

FDIC insurance decreased $0.3 million or 9.4% compared to 2013 due to a lower assessment rate from improved financial ratios which are used to calculate the assessment rate.

Restructuring and merger-related expenses of $1.3 million in 2014 related to the ESB acquisition include $0.5 million in legal expenses, $0.3 million in investment banking services, $0.3 million related to systems conversion, and $0.2 million of various other merger-related expenses. Estimated pre-tax merger-related expenses of approximately $12.0 to $13.0 million are expected to be recognized in WesBanco’s Consolidated Statements of Income for the twelve months ending December 31, 2015, primarily in the first quarter.

Miscellaneous taxes increased $0.9 million or 14.6% in 2014 due to increased Pennsylvania franchise taxes.

Communications expense decreased $1.2 million or 42.8% from 2013 due to the implementation of a company-wide modernization of the internal communication and personal computer infrastructure.

Other real estate owned and foreclosure expenses decreased $0.7 million in 2014 compared to 2013 due to lower foreclosure and liquidation activity.

Other non-interest expense increased $1.2 million in 2014 compared to 2013 due to customer fraud losses recognized totaling $0.6 million, higher banking call center expenses and other miscellaneous operating expenses.

INCOME TAXES

The provision for federal and state income taxes increased to $23.7 million in 2014 compared to $20.8 million in 2013. The increase in income tax expense was due to a $9.0 million increase in pre-tax income, which caused a higher effective tax rate of 25.3% compared to 24.5% for 2013.

FINANCIAL CONDITION

Total assets, total borrowings and shareholders’ equity increased 2.5%, 38.4% and 5.6%, respectively, in 2014, while total deposits decreased 0.3% compared to December 31, 2013. The increase in total assets was primarily the result of a $191.8 million or 4.9% increase in the loan portfolio. Loan growth was achieved through $1.4 billion in loan originations in 2014, which were a result of increased business activity in markets impacted by Marcellus and Utica shale gas drilling, additional lending personnel, focused marketing efforts, an expanded presence in larger urban markets, and continued improvement in the loan origination process. Loan growth was funded primarily by growth in demand and money market deposits, short-term FHLB borrowings and maturing securities. The decrease in deposits resulted from a 13.7% decrease in certificates of deposit due to lower rate offerings on maturities, which was partially offset by a 7.0% increase in demand deposits, a 6.7% increase in savings deposits and a 1.3% increase money market deposits. The increases in these deposits were attributable to marketing, marketing incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ overall preference for short-term maturities. These increases were also achieved through approximately $237 million in initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total shareholders’ equity increased by $41.6 million primarily due to net income exceeding dividends by $44.2 million for the year, which was partially offset by a $6.1 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income resulted from a $14.8 million unrealized loss in the defined benefit pension plan during the year, which was partially offset by $8.7 million in unrealized gains in the securities portfolio. The tangible equity to tangible assets ratio (non-GAAP measure) increased to 7.88% at December 31, 2014 from 7.35% at December 31, 2013, primarily as a result of the increase in shareholders’ equity at a faster pace than the increase in tangible assets. See “Item 6. Selected Financial Data—Non-GAAP Measures” for additional information relating to the calculation of this item.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2014-2013		December 31,
(dollars in thousands)	2014	2013	$ Change	% Change	2012
Available-for-sale (at fair value)
Obligations of government agencies	$87,736	$73,232	$14,504	19.8	$96,612
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	701,113	694,267	6,846	1.0	732,210
Obligations of states and political subdivisions	91,433	116,346	(24,913)	(21.4)	148,635
Corporate debt securities	25,996	38,481	(12,485)	(32.4)	32,685

Total debt securities	906,278	922,326	(16,048)	(1.7)	1,010,142
Equity securities	11,146	12,060	(914)	(7.6)	11,102

Total available-for-sale securities	$917,424	$934,386	$(16,962)	(1.8)	$1,021,244

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	79,004	99,409	(20,405)	(20.5)	152,872
Other residential collateralized mortgage obligations	—	—	—	—	353
Obligations of states and political subdivisions	507,927	496,396	11,531	2.3	449,284
Corporate debt securities	6,739	2,715	4,024	148	—

Total held-to-maturity securities	593,670	598,520	(4,850)	(0.8)	602,509

Total securities	$1,511,094	$1,532,906	$(21,812)	(1.4)	$1,623,753

Available-for-sale securities:
Weighted average yield at the respective year end (2)	2.34%	2.36%			2.36%
As a % of total securities	60.7%	61.0%			62.9%
Weighted average life (in years)	4.0	4.2			3.2

Held-to-maturity securities:
Weighted average yield at the respective year end (2)	4.67%	4.65%			4.52%
As a % of total securities	39.3%	39.0%			37.1%
Weighted average life (in years)	5.1	6.7			5.2

Total securities:
Weighted average yield at the respective year end (2)	3.27%	3.26%			3.16%
As a % of total securities	100.0%	100.0%			100.0%
Weighted average life (in years)	4.4	5.8			3.9

(1)	At December 31, 2014, 2013 and 2012, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, decreased $21.8 million or 1.4% from December 31, 2013 to December 31, 2014. The overall securities decrease for the year was due to decreases in mortgage-backed securities, obligations of states and political subdivisions and corporate securities, partially offset by increases in obligations of government agencies. WesBanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does WesBanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

The investment portfolio’s tax-equivalent yield at year end, including both the held-to-maturity and available-for-sale portfolios, increased from 3.26% at December 31, 2013, to 3.27% at December 31, 2014. The

increase in the portfolio yield is attributable to increased purchases of held-to-maturity tax-exempt municipal obligations, which due to their tax-exempt status generally have a higher tax-equivalent yield than other categories of fixed income investments, higher investment rates as compared to 2013 and a slowing of prepayment speeds in mortgage-backed securities which increases their yield. Total cash flows from the portfolio of $31.8 million in 2014 decreased by $22.6 million from $54.4 million in 2013 primarily due to security sales. Cash flows from the portfolio due to calls, maturities and prepayments decreased in 2014 by 20% to $262.8 million, from $327.5 million for 2013. Reduced prepayment speeds on mortgage-backed securities in 2014 contributed to the decrease in cash flows from calls, maturities and prepayments.

Total gross unrealized securities losses decreased by $25.4 million, from $33.9 million at December 31, 2013 to $8.5 million at December 31, 2014. WesBanco had $113.7 million in investment securities in an unrealized loss position for less than twelve months at December 31, 2014, which decreased considerably from the $769.4 million for the same category at December 31, 2013. This decrease was due to a decrease in intermediate and long-term market interest rates throughout 2014. In addition, at December 31, 2014, WesBanco had $325.9 million in investment securities in an unrealized loss position for more than twelve months, which was an increase from the $92.7 million for the same category at December 31, 2013. WesBanco believes that all of the unrealized securities losses at December 31, 2014 were temporary impairment losses. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for additional information.

Net unrealized pre-tax gains (losses) on available-for-sale securities were $4.6 million at December 31, 2014, compared to ($9.7) million at December 31, 2013. These net unrealized pre-tax losses and gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $25.9 million at December 31, 2014, compared to net unrealized pre-tax losses of ($2.2) million at December 31, 2013. The unrealized gains related to the held-to-maturity portfolio at December 31, 2014 and 2013 are for similar reasons as those securities in the available-for-sale category.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the amortized cost and tax-equivalent yields of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2014. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2014
	One Year or less		One to Five Years		Five to Ten Years		Over Ten Years		Mortgage- backed and equity		Total
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale
Obligations of government agencies	$—	—	$25,791	1.34%	$44,199	2.53%	$16,974	2.26%	$—	—	$86,964	2.12%
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	—	—	—	—	—	—	—	—	703,535	1.96%	703,535	1.96%
Obligations of states and political subdivisions (3)	6,211	6.94%	31,462	6.22%	18,093	5.38%	30,307	4.98%	—	—	86,073	5.66%
Corporate debt securities	10,000	1.17%	2,028	2.54%	8,960	1.40%	4,986	3.86%	—	—	25,974	1.87%
Equity securities (4)	—	—	—	—	—	—	—	—	10,304	2.00%	10,304	2.00%

Total available-for-sale securities	$16,211	3.38%	$59,281	3.97%	$71,252	3.11%	$52,267	3.99%	$713,839	1.96%	$912,850	2.34%

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	$—	—	$—	—	$—	—	$—	—	$79,004	3.39%	$79,004	3.39%
Obligations of states and political subdivisions (3)	3,354	3.98%	13,552	3.02%	204,283	4.98%	286,738	4.86%	—	—	507,927	4.85%
Corporate debt securities	—	—	—	—	6,739	3.23%	—	—	—	—	6,739	3.23%

Total held-to-maturity securities	$3,354	3.98%	$13,552	3.02%	$211,022	4.92%	$286,738	4.86%	$79,004	3.39%	$593,670	4.67%

Total securities	$19,565	3.49%	$72,833	3.79%	$282,274	4.46%	$339,005	4.72%	$792,843	2.10%	$1,506,520	3.27%

(1)	Yields are determined based on the lower of the yield-to-call or yield-to-maturity.
(2)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Projected prepayments based on current speeds within one year, between one and five years, between five and ten years and over ten years are expected to be approximately $152.6 million, $303.9 million, $264.8 million and $61.2 million, respectively.
(3)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.
(4)	Equity securities, which have no stated maturity, are not assigned a maturity category.

Cost-method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $11.6 million at December 31, 2014 and 2013, respectively, and are included in other assets in the Consolidated Balance Sheets.

WesBanco’s municipal portfolio, comprised of both tax-exempt and taxable securities, totals 39.7% of the overall securities portfolio as of December 31, 2014, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$50,205	8.1	$45,898	7.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	449,219	72.1	429,250	70.5
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	117,398	18.9	118,126	19.4
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	1,958	0.3	9,013	1.5
Not rated by either agency	3,454	0.6	6,707	1.1

Total municipal bond portfolio	$622,234	100.0	$608,994	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of December 31, 2014 and 2013, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2014		December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$432,967	69.6	$428,705	70.4
Revenue	189,267	30.4	180,289	29.6

Total municipal bond portfolio	$622,234	100.0	$608,994	100.0

Municipal bond issuer:
State Issued	$53,931	8.7	$51,389	8.4
Local Issued	568,303	91.3	557,605	91.6

Total municipal bond portfolio	$622,234	100.0	$608,994	100.0

The amortized cost of the municipal bond portfolio at December 31, 2014 and December 31, 2013 was $594.0 million and $608.9 million, respectively.

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2014:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2014
(dollars in thousands)	Fair Value	% of Total
Pennsylvania	$167,566	26.9
Ohio	82,735	13.3
Texas	76,666	12.3
Illinois	33,153	5.3
Michigan	23,949	3.8
All other states (1)	238,165	38.4

Total municipal bond portfolio	$622,234	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the State of West Virginia totaling $15.8 million or 2.5% of the total municipal portfolio.

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurement, refer to Note 14, “Fair Value Measurement” in the Consolidated Financial Statements.

LOANS AND LOAN COMMITMENTS

Loans represent WesBanco’s largest balance sheet asset classification and the largest source of interest income. Commercial loans include commercial real estate (“CRE”), which is further differentiated between land and construction, and improved property loans; as well as other commercial and industrial (“C&I”) loans that are not secured by real estate. Retail loans include residential real estate mortgage loans, home equity lines of credit (“HELOC”), and loans for other consumer purposes.

Loan commitments, which are not reported on the balance sheet, represent available balances on commercial and consumer lines of credit, commercial letters of credit, deposit account overdraft protection limits, certain loan guarantee contracts, and approved commitments to extend credit. Approved commitments are included net of any WesBanco loan balances that are to be refinanced by the new commitment. However, typically not all approved commitments will ultimately be funded.

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
LOANS
Commercial real estate:
Land and construction	$262,643	6.4	$263,117	6.7	$193,004	5.2	$175,867	5.4	$154,841	4.7
Improved property	1,682,817	41.1	1,649,802	42.3	1,665,341	44.9	1,509,698	46.5	1,602,408	48.6

Total commercial real estate	1,945,460	47.5	1,912,919	49.0	1,858,345	50.1	1,685,565	51.9	1,757,249	53.3
Commercial and industrial	638,410	15.6	556,249	14.3	478,025	12.9	426,315	13.1	412,726	12.5

Total commercial loans	2,583,870	63.1	2,469,168	63.3	2,336,370	63.0	2,111,880	65.0	2,169,975	65.8

Residential real estate:
Land and construction	19,681	0.5	27,559	0.7	11,805	0.3	9,654	0.3	7,714	0.2
Other mortgages	909,089	22.2	863,245	22.1	781,897	21.0	611,729	18.9	600,979	18.2
Home equity lines of credit	330,031	8.1	284,687	7.3	277,226	7.5	251,785	7.8	249,423	7.6

Total residential real estate	1,258,801	30.8	1,175,491	30.1	1,070,928	28.8	873,168	27.0	858,116	26.0
Consumer	244,095	6.0	250,258	6.4	280,464	7.6	254,320	7.8	260,585	7.9

Total retail loans	1,502,896	36.8	1,425,749	36.5	1,351,392	36.4	1,127,488	34.8	1,118,701	33.9

Total portfolio loans	4,086,766	99.9	3,894,917	99.8	3,687,762	99.4	3,239,368	99.8	3,288,676	99.7
Loans held for sale	5,865	0.1	5,855	0.2	21,903	0.6	6,084	0.2	10,800	0.3

Total loans	$4,092,631	100.0	$3,900,772	100.0	$3,709,665	100.0	$3,245,452	100.0	$3,299,476	100.0

LOAN COMMITMENTS
Commercial real estate:
Land and construction	$276,075	22.5	$305,600	26.4	$188,764	17.0	$122,946	14.5	$61,014	8.8
Improved property	81,715	6.7	60,387	5.2	113,164	10.2	102,677	12.1	72,907	10.5

Total commercial real estate	357,790	29.2	365,987	31.6	301,928	27.2	225,623	26.6	133,921	19.3
Commercial and industrial	420,577	34.2	383,327	33.0	408,322	36.8	297,203	35.1	252,522	36.5

Total commercial commitments	778,367	63.4	749,314	64.6	710,250	64.0	522,826	61.7	386,443	55.8

Residential real estate:
Land and construction	17,402	1.4	15,661	1.4	5,817	0.6	4,299	0.5	3,109	0.5
Other mortgages	9,227	0.8	5,461	0.5	10,226	0.9	6,773	0.8	3,631	0.5
Home equity lines of credit	297,888	24.2	268,302	23.1	256,324	23.1	209,769	24.8	200,310	28.9

Total residential real estate	324,517	26.4	289,424	25.0	272,367	24.6	220,841	26.1	207,050	29.9
Consumer	26,115	2.1	23,256	2.0	26,283	2.4	15,358	1.8	14,894	2.2

Total retail commitments	350,632	28.5	312,680	27.0	298,650	27.0	236,199	27.9	221,944	32.1

Total portfolio commitments	1,128,999	91.9	1,061,994	91.6	1,008,900	91.0	759,025	89.6	608,387	87.9
Deposit overdraft limits	95,965	7.8	96,291	8.3	93,654	8.5	85,981	10.1	81,142	11.7
Commitments held for sale	3,784	0.3	1,733	0.1	5,902	0.5	2,415	0.3	2,945	0.4

Total loan commitments	$1,228,748	100.0	$1,160,018	100.0	$1,108,456	100.0	$847,421	100.0	$692,474	100.0

Letters of credit included above	$23,362	1.9	$20,447	1.8	$20,078	1.8	$37,719	4.4	$35,794	5.2

Total portfolio loans increased $192 million or 4.9% from December 31, 2013 to December 31, 2014, primarily due to a 14.8% increase in C&I loans and a 15.9% increase in HELOCs. Management’s objective for 2014 was to achieve net loan growth primarily in these two categories in order to reduce dependence on CRE loans and begin to better diversify the composition of the portfolio. Net loan growth was achieved despite a slight decrease in total new loan originations from $1.6 billion in 2013 to $1.4 billion in 2014, as large loan payoffs decreased.

C&I loans increased $82 million or 14.8% from December 31, 2013 to December 31, 2014. C&I growth was achieved through the addition of lending personnel and increased business development efforts that resulted in obtaining new commercial customer relationships, new opportunities created by the Fidelity acquisition in November 2012 and the resulting expanded presence in the Pittsburgh, Pennsylvania market, increased business activity due to generally improved economic conditions in all markets as well as those impacted by Marcellus and Utica shale gas drilling activity.

HELOC loans increased $45 million or 15.9% from December 31, 2013 to December 31, 2014. This growth was achieved primarily through regular marketing activities and the introduction of a new more competitive HELOC product containing features that customers found desirable.

CRE continues to represent a significant component of the loan portfolio. CRE—improved property loans increased $33 million or 2.0% from December 31, 2013 to December 31, 2014 primarily from the reclassification of construction loans upon completion of new projects. CRE—improved property growth was also tempered by periodic unscheduled payoffs of loans that were refinanced in the secondary market, some of which occurred shortly after completion of construction. CRE—land and construction loan balances were virtually unchanged from December 31, 2013 to December 31, 2014 as periodic construction advances were offset by reclassification of completed projects. Management also intentionally limited new construction lending in the second half of 2014 due to concentration concerns, particularly in the hospitality segment.

Residential real estate mortgage loans increased $46 million or 5.3% from December 31, 2013 to December 31, 2014. This growth was achieved despite a difficult mortgage lending environment due to new, complex mortgage lending regulations and a decline in mortgage refinancing activity. Only 28% of mortgages originated in 2014 were refinances of existing mortgages compared to 45% in 2013. WesBanco retained approximately 64% of mortgages originated in 2014 for the portfolio compared to 67% in 2013.

Consumer loans decreased $6 million or 2.5% from December 31, 2013 to December 31, 2014. Consumer loans continue to decline due to lower demand and a shift from traditional consumer loan products to HELOC loans but at a slower pace than in previous years due to successful consumer lending sales campaigns in our branches.

Total loan commitments increased $69 million or 5.9% from December 31, 2013 to December 31, 2014. CRE—land and construction commitments decreased $30 million or 9.7% as projects originated prior to 2014 were funded during the year and management intentionally limited new construction lending. C&I and HELOC commitments increased $37 million or 9.7% and $30 million or 11.0%, respectively, as a result of growth in available balances consistent with the overall growth in these categories of loans.

Geographic Distribution—WesBanco primarily extends credit within the market areas where it has branch offices. Loans outside of market are generally only made to established customers that have other business relationships with WesBanco in its markets. Loans outside of WesBanco’s markets represented less than 2% and 3% of total loans at December 31, 2014 and 2013, respectively. These loans consist primarily of residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers, automobile loans to family members of local customers, and recreational vehicle loans originated through broker-dealers from 2004 through 2009. Out-of-market CRE—land and construction loans increased from 3% to 6% of the category as a result of one loan to an established customer. Management has no current plans to significantly increase out-of-market loans.

The geographic distribution of the loan portfolio excluding deposit overdraft limits and loans held for sale is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2014
	Commercial Real Estate		Commercial and Industrial	Residential Real Estate	Home Equity Lines
(percentage of exposure, rounded to nearest whole percent)	Land and Construction	Improved Property				Consumer	Total
Upper Ohio Valley MSAs	4%	12%	31%	16%	22%	23%	17%
Morgantown, WV MSA	5	5	12	6	6	5	6
Parkersburg, WV-Marietta, OH MSA	3	7	6	4	7	6	6
Other West Virginia Locations	8	8	10	16	15	20	12
Pittsburgh, PA MSA & Western Pennsylvania	12	18	17	15	12	19	16
Columbus, OH MSA	48	20	10	11	7	4	16
Western Ohio MSAs	7	16	3	14	15	4	12
Other Ohio Locations	7	13	8	16	15	13	13
Adjacent States & Outside-of-Market	6	1	3	2	1	6	2

Total	100%	100%	100%	100%	100%	100%	100%

The Upper Ohio Valley Metropolitan Statistical Areas (“MSAs” or “MSA”) include the Wheeling, West Virginia and Weirton, West Virginia-Steubenville, Ohio MSAs. Other West Virginia locations include the Fairmont-Clarksburg and Charleston MSAs as well as communities that are not located within an MSA primarily in the northern, central and eastern parts of the state. The western Ohio MSAs include the Dayton-Springfield and the Cincinnati-Middletown MSAs. Other Ohio locations include communities in Ohio that are not located within an MSA, the majority of which are located in southeastern Ohio. Adjacent states include parts of Indiana, Kentucky and Maryland that are within close proximity to WesBanco’s markets. Outside-of-market loans consist of loans in all other locations not included in any of the other defined areas.

The only significant changes in the geographic distributions of loans from December 31, 2013 to December 31, 2014 were in the CRE—land and construction category. The percentage of this category decreased from 9% to 4% in the Upper Ohio Valley MSAs and from 18% to 12% in the Pittsburgh MSA and western Pennsylvania due to completion in 2014 of several Marcellus and Utica shale driven construction of hotels in both markets and pre-leased office buildings in western Pennsylvania. Conversely, the percentage of this category increased from 40% to 48% in the Columbus MSA due to new loans for construction of multi-family apartment projects in that market.

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

Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio. Credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation focuses on the sufficiency and sustainability of the primary source of repayment, the adequacy of collateral, if any, as a secondary source of repayment, and other factors unique to each type of loan that may increase or mitigate their risk. The manner and degree of monitoring and administration of the portfolio varies by type and size of loan.

Credit risk is also managed by closely monitoring delinquency levels and trends, and initiating collection efforts at the earliest stage of delinquency. WesBanco also monitors general economic conditions, including unemployment, housing activity and real estate values in its markets. Underwriting standards are modified when appropriate based on market conditions, the performance of one or more loan categories, and other external factors. An independent loan review function also performs periodic reviews of the portfolio to assess the adequacy and effectiveness of underwriting, loan documentation and portfolio administration.

Each category of loans contain distinct elements of risk that impact the manner in which those loans are underwritten, structured, documented, administered and monitored. Customary terms and underwriting practices, together with specific risks associated with each category of loans and WesBanco’s processes for managing those risks are discussed in the remainder of this section.

Commercial Loans—The commercial portfolio consists of loans to a wide range of business enterprises. The average commercial loan approximates $388,000 at December 31, 2014 compared to $361,000 at December 31, 2013. However, many commercial loans are for larger amounts and often involve multiple loans to one borrower or a group of related borrowers, therefore the potential for loss on any single transaction can be significantly greater for commercial loans than for retail loans. Commercial loan risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets and by requiring appropriate collateral or guarantors.

Commercial loans are monitored for potential concentrations of loans to one borrower or group of related borrowers. The ten largest commercial relationships in total ranged from $450 million to $500 million throughout 2014 and 2013. These large relationships generally consist of more than one loan to a borrower or their related entities. The single largest relationship exposure approximated $75 million at December 31, 2014 and 2013 and consists of multiple loans to a CRE developer for several projects. The largest CRE loan exposure by property type and industry are set forth in tables 14 and 16. WesBanco’s legal lending limit to any single borrower or their related interests approximates $80 million at December 31, 2014.

Commercial loans, including renewals and extensions of maturity, are approved within a framework of individual lending authorities based on the total credit exposure of the borrower. Loans with credit exposure up to $500,000 are approved by underwriters that are not responsible for loan origination. Loans with credit exposure greater than $500,000 minimally require the approval of a senior commercial banking officer, and credit exposures greater than $1.5 million require approval of a credit officer that is not responsible for loan origination. Credit exposures greater than $10 million require approval of a credit committee comprised of executive management, directors, and other qualified persons that do not have individual lending authority and are not responsible for loan origination. Underwriters and credit officers do not receive incentive compensation based on loan origination volume. Senior commercial banking officers receive incentive compensation based on multiple factors that include loan origination, net growth in outstanding loan balances, credit quality, and portfolio administration requirements.

CRE—land and construction consists of loans to finance land for development, investment, use in a commercial business enterprise, agricultural or minerals extraction; construction of residential dwellings for resale, multi-family apartments and other commercial buildings that may be owner-occupied or income generating investments for the owner. Construction loans generally are made only when WesBanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. However, even if WesBanco has a takeout commitment, construction loans are underwritten as if WesBanco will retain the loan upon completion of construction. In recent years, many construction loans that did not have a takeout commitment when the loan originated have been refinanced in the secondary market immediately upon completion of construction at times, resulting in significant unscheduled payoffs of loans.

CRE—improved property loans consist of loans to purchase or refinance owner-occupied and investment properties. Owner-occupied CRE consists of loans to borrowers in a diverse range of industries and property types. Investment properties include multi-family apartment buildings, 1-to-4 family rental units, and various types of commercial buildings that are rented or leased to unrelated parties of the owner.

C&I loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes; term loans to finance fixed assets other than real estate, and letters of credit to support trade, insurance or governmental requirements for a variety of businesses. Most C&I borrowers are privately-held companies with annual sales up to $50 million.

CRE—land and construction loans require payment of interest only during the construction period, with initial terms ranging from six months to up to three years for larger, multiple-phase projects such as residential housing developments and large scale commercial projects. Interest rates are often fully floating based on an appropriate index but may also be structured in the same manner as the interest rate that will apply to the permanent loan upon completion of construction. Interest during the construction period is typically included in the project costs and therefore is often funded by loan advances. Advances are monitored to ensure that the project is at the appropriate stage of completion with each advance and that interest reserves are not exhausted prior to completion of the project. In the event a project is not completed within the initial term, the loan is re-underwritten at maturity but interest beyond the initial term must be paid by the borrower and in some instances an additional interest reserve is required as a condition of extending the maturity. Upon completion of construction, the loan is converted to permanent financing and reclassified to CRE -improved property.

CRE—improved property loans generally require monthly principal and interest payments based on amortization periods ranging from ten to twenty-five years depending on the type, age and condition of the property. Loans with amortization periods exceeding twenty years typically also have a maturity date or call option of ten years or less. Interest rates are generally adjustable ranging from one to five years based on an appropriate index of comparable duration. Interest rates may also be fixed for longer than five years but the borrower may be required to enter into an interest rate derivative contract that converts WesBanco’s rate to an adjustable rate.

C&I term loans secured by equipment and other types of collateral generally require monthly principal and interest payments based on amortization periods up to ten years depending on the estimated useful life of the collateral with interest rates that may be fixed for the term of the loan or adjustable ranging from one to seven years based on an appropriate index.

Commercial lines and letters of credit are generally categorized as C&I but may also be categorized as CRE—improved property loans if they are secured primarily by real estate. Lines of credit typically require payment of interest only with principal due on demand or at maturity. Interest rates on lines of credit are generally fully adjustable based on an appropriate short-term index. Letters of credit typically require a periodic fee with principal and interest due on demand in the event the beneficiary of the letter requests an advance on the commitment. Lines of credit may also include a fee based on the amount of the line that is not advanced. Lines and letters of credit are generally renewable or may be cancelled annually by WesBanco but may also be committed for up to three years when appropriate. Letters of credit may also require WesBanco to notify the beneficiary within a specified time in the event WesBanco does not intend to renew or extend the commitment.

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2014
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial real estate:
Land and construction	$5,894	$36,613	$1,220	$43,727	$45,191	$89,373	$84,352	$218,916
Improved property	39,692	183,430	88,675	311,797	76,950	221,279	1,072,791	1,371,020
Commercial and industrial	35,272	82,515	52,605	170,392	208,002	84,879	175,137	468,018

Total commercial loans	$80,858	$302,558	$142,500	$525,916	$330,143	$395,531	$1,332,280	$2,057,954

The primary factors that are considered in underwriting CRE—land and construction loans are the overall viability of each project, the experience and financial capacity of the developer or builder to successfully complete the project, market absorption rates and property values. These loans also have the unique risk that the developer or builder may not complete the project, or not complete it on time or within budget. Risk is generally mitigated by extending credit to developers and builders with established reputations who operate in WesBanco’s markets and have the liquidity or other resources to absorb unanticipated increases in the cost of a project or longer than anticipated absorption, periodically inspecting construction in progress, and disbursing the loan at specified stages of completion. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects. Speculative projects are inherently riskier therefore WesBanco may require a specified percentage of pre-sales for land and residential development or pre-lease commitments for investment property before construction can begin.

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

Repayment of owner-occupied loans must come from the cash flow generated by the occupant’s commercial business. Therefore, the primary factors that are considered in underwriting owner-occupied CRE and C&I loans are the historical and projected earnings, cash flow, capital resources, liquidity and leverage of the business. Other factors that are considered for their potential impact on repayment capacity include the borrower’s industry, competitive advantages and disadvantages, demand for the business’s products and services, business model viability, quality, experience and depth of management, and external influences that may impact the business such as general economic conditions and social or political changes.

The type, age, condition and location of real estate as well as any environmental risks associated with the property are considered for both owner-occupied and investment CRE. Environmental risk is mitigated by requiring assessments performed by qualified inspectors whenever the current or previous uses of the property or any adjacent properties are likely to have resulted in contamination of the property financed. Risk is further mitigated by requiring borrowers to have adequate down payments or cash equity, thereby limiting the loan amount in relation to the lower of the cost or the market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value. Market values are determined by obtaining current appraisals or evaluations, whichever is appropriate or required by banking regulations based on the amount financed prior to the loan being made. New appraisals or evaluations may be obtained throughout the life of each loan to more accurately assess current market value when the initial term of a loan is being extended, market conditions indicate that the property value may have declined, and/or the primary source of repayment is no longer adequate to repay the loan under its original terms.

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by WesBanco credit policy or banking regulations which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $82 million or 15% of the Bank’s total risk-based capital at December 31, 2014 compared to $142 million or 26% at December 31, 2013. This decrease in the aggregate of CRE loans that exceeded regulatory guidelines is primarily the result of scheduled principal reductions that have reduced LTVs to within the guidelines, refinancing in the secondary market of certain loans that had higher LTVs, and management’s efforts to restrict the amount of high LTV loans. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. Loans secured by bank deposit accounts and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly to ensure they remain appropriately margined. The total of C&I exposure secured by bank deposit accounts and marketable securities approximate $157 million at December 31, 2014 compared to $160 million at December 31, 2013. Conversely, unsecured C&I loans, which represent the highest risk, approximated $100 million at December 31, 2014 and December 31, 2013. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. The single largest unsecured exposure is $19 million extended to a publicly-traded company. Collateral other than real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by WesBanco. Approximately $86 million or 8.8% of C&I exposure at December 31, 2014 is secured solely by accounts receivable and inventory compared to $96 million or 10.2% at December 31, 2013. Another $82 million or 8.4% of C&I exposure is secured by equipment or motorized vehicles at December 31, 2014 compared to $75 million or 7.9% at December 31, 2013. The remainder of the C&I portfolio is secured by multiple types of collateral, which at times includes real estate that is taken as collateral for reasons other than its value.

Most commercial loans are originated directly by WesBanco. Participation in loans originated by other financial institutions represent $222 million or 8.6% of total commercial loans at December 31, 2014 compared to $177 million or 3.5% at December 31, 2013. Included in this total are Shared National Credits of $73 million at December 31, 2014 and $27 million at December 31, 2013. Shared National Credits are defined as loans in excess of $20 million that are financed by three or more lending institutions. WesBanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by WesBanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution. The increase in participations from 2013 is the result of additional lending opportunities presented by other institutions primarily in the central Ohio market.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors. Total credit exposure by real estate property type and industry sectors are summarized in Tables 14 and 16.

The recent global decline in oil and natural gas prices would typically have an overall positive impact on the commercial portfolio by lowering all borrowers’ energy costs. However, lower oil and natural gas prices may also result in a reduction in shale gas activity that may adversely impact certain industries or property types. At December 31, 2014, total commercial credit exposure that is most subject to potential adverse impact consisted of approximately $44 million to core energy industries such as drilling, extraction, pipeline construction and related support activities; approximately $91 million to ancillary industries such as distribution, transportation, engineering, and heavy equipment; and approximately $175 million to lodging properties located in the shale gas markets. Not all borrowers in these categories will be impacted to the same magnitude by a reduction in shale gas activity and some may not be at all dependent on or may be able to replace revenue associated with shale gas activity.

TABLE 14. CRE EXPOSURE BY PROPERTY TYPE

	December 31, 2014
	CRE Land and Construction		CRE Improved Investment		CRE Improved Owner Occupied
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Land	$65,572	$14,192	$—	$—	$—	$—	$79,764	$3,300	14.2
1-to-4 family	10,300	13,862	124,787	5,375	—	—	154,324	4,800	27.5
Multi-family	94,454	99,694	279,617	8,203	—	—	481,968	21,150	85.9
Retail	7,184	19,845	218,650	10,178	44,418	4,380	304,655	16,480	54.3
Office	8,810	48,846	149,146	5,008	64,289	1,365	277,464	12,377	49.4
Industrial	681	3,489	31,044	369	50,941	2,852	89,376	4,758	15.9
Lodging	35,147	51,650	168,714	1,751	—	—	257,262	20,700	45.8
Senior living	8,054	6,983	47,586	2	36,677	64	99,366	19,801	17.7
Hospital	—	—	—	—	11,870	60	11,930	4,253	2.1
Self-storage	—	1,780	29,261	498	—	—	31,539	4,952	5.6
Eating place	—	4,200	8,981	13	33,951	1,755	48,900	4,200	8.7
Gas station	—	—	3,991	44	42,811	27	46,873	5,697	8.3
Recreational	2,065	95	2,587	—	14,300	400	19,447	5,684	3.5
Dormitory	3,185	1,815	18,088	501	—	—	23,589	8,123	4.2
House of worship	—	—	—	305	19,885	4,036	24,226	2,200	4.3
Other special use	3,110	831	15,004	306	75,217	17,736	112,204	15,289	20.0
Mixed use	19,824	7,076	88,178	4,382	51,708	2,177	173,345	14,160	30.9
Unclassified	4,257	1,717	24,069	5,060	27,047	4,868	67,018	4,028	12.0

Total	$262,643	$276,075	$1,209,703	$41,995	$473,114	$39,720	$2,303,250	$21,150	410.3

(1)	Largest loan represents the largest contractual obligation of WesBanco, which may not be fully funded.
(2)	Bank total risk-based capital.

Multi-family apartments represent the single largest category of CRE. Including construction loans, multi-family apartment exposure decreased 3.2% from $498 million at December 31, 2013 to $482 at December 31, 2014. This decrease is the result of actively managing the amount of multi-family apartment exposure. The central Ohio market represents just over half of the total multi-family apartment exposure. Approximately 40% of the total multi-family exposure is for new construction projects that are expected to be refinanced in the secondary market over the next twenty-four months. During 2014, a number of properties were refinanced in the secondary market immediately upon completion and prior to stabilization. These early payoffs enable WesBanco to finance additional multi-family projects without unduly increasing multi-family exposure.

Retail property, which includes shopping centers, single-tenant buildings, and neighborhood retail store fronts represent the second largest category of CRE. Retail property exposure increased 2.0% from $299 million at December 31, 2013 to $305 million at December 31, 2014. There is no known concentration of loans secured by retail investment property occupied by a common tenant or group of tenants in the same industry, and retail property is not concentrated in any single market.

Office buildings represent the third largest category of CRE. Office building exposure increased 23.1% from $225 million at December 31, 2013 to $277 million at December 31, 2014. Most of the increase came from new development in the western Pennsylvania market but the total exposure is not concentrated in any single market.

Lodging represents the next largest category of CRE and experienced significant growth, increasing 18.2% from $218 million at December 31, 2013 to $257 million at December 31, 2014. Most of the increase occurred in several of WesBanco’s markets with Marcellus and Utica shale gas drilling activity as a result of increased demand for hotels and motels. Approximately 70% of the total lodging exposure consists of facilities located in the shale gas markets. More than 80% of the lodging exposure consists of facilities operated under high-quality hotel franchises by borrowers who are experienced in the lodging industry.

Mixed use properties include various combinations of other property types such as retail and office in one facility. Approximately $44 million of mixed use properties also include multi-family apartments in addition to the multi-family exposure summarized above. Other special use properties consist of facilities that have a unique purpose other than those identified in Table 14, and includes properties such as funeral homes, which represent nearly 40% of the total; carwashes, other auto care facilities, fire stations, parking garages, other municipal service facilities and school buildings. No other type represents more than 20% of the other special use category. Unclassified properties are generally smaller, general purpose buildings and store fronts that can typically be adapted to any number of potential commercial uses.

In addition to the methods in which WesBanco monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of Bank total risk-based capital. The first tier measures loans for land, land development, residential construction and commercial construction. The second tier measures loans included in the first threshold plus multi-family apartments and other commercial investment property. Table 15 summarizes WesBanco’s CRE exposure according to the regulatory concentration guidelines.

TABLE 15. CRE RELATIONSHIP TO BANK TOTAL RISK-BASED CAPITAL

	December 31, 2014			December 31, 2013
(dollars in thousands)	Total Exposure	% of Bank Total Risk- Based Capital	Regulatory Guideline	Total Exposure	% of Bank Total Risk- Based Capital	Regulatory Guideline
Land and construction	$538,718	96.0	100.0%	$568,717	103.5	100.0%
Multi-family and commercial investment property	1,121,536	199.8		1,059,693	192.8

Total CRE regulatory concentration loans	1,660,254	295.8	300.0%	1,628,410	296.3	300.0%
Owner occupied and 1-to-4 family rental property	642,996	114.5		650,496	118.4

Total CRE	$2,303,250	410.3	N/A	$2,278,906	414.7	N/A

WesBanco actively managed potential CRE concentrations throughout 2014, at times limiting new construction lending until existing projects it had financed were completed. As a result, land and construction exposure decreased $30 million or 5.3% from December 31, 2013 to December 31, 2014. Conversely, multi-family and commercial investment property loans increased $62 million or 5.8% during the same period through new loan originations for stabilized properties as well as construction loans that were reclassified upon completion of the projects. Management continually monitors both regulatory measures and adjusts its lending practices as necessary to prevent concentrations in CRE exposure.

The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. All CRE exposure, including owner-occupied and 1-to-4 family rental property that is excluded from the 300% of Bank total risk-based capital, increased $392 million or 20.5% for the thirty-six month period ended December 31, 2014. Organic growth accounts for $323 million of the increase in CRE exposure during this period, with the remainder consisting of exposure acquired from Fidelity in 2012.

TABLE 16. C&I AND OWNER-OCCUPIED CRE EXPOSURE BY INDUSTRY

	December 31, 2014
	C&I		CRE Improved Owner Occupied Property
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Agriculture and farming	$4,592	$2,037	$2,406	$130	$9,165	$2,500	1.6
Energy—oil and gas	17,714	5,829	4,054	204	27,801	7,642	5.0
Energy—mining and utilities	14,280	2,631	1,023	—	17,934	6,453	3.2
Construction—general	36,165	41,269	6,362	682	84,478	15,000	15.0
Construction—trades	23,998	21,429	14,890	619	60,936	7,040	10.9
Manufacturing—primary metals	9,371	25,808	4,194	—	39,373	9,000	7.0
Manufacturing—other	58,552	47,238	17,928	1,855	125,573	18,745	22.4
Wholesale and distribution	32,291	27,570	16,503	895	77,259	6,000	13.8
Retail—automobile dealers	22,013	10,641	18,704	836	52,194	6,750	9.3
Retail—other sales	21,465	17,646	77,609	3,396	120,116	1,000	21.4
Transportation and warehousing	18,461	7,085	9,397	511	35,454	4,712	6.3
Information and communications	2,616	313	2,291	—	5,220	1,303	0.9
Finance and insurance	54,216	64,995	8,355	22	127,588	15,000	22.7
Equipment leasing	11,449	5,155	3,665	2	20,271	3,570	3.6
Services—real estate	33,887	12,597	34,898	1,703	83,085	5,000	14.8
Services—business and professional	30,801	27,446	18,917	889	78,053	3,250	13.9
Services—personal and other	15,195	4,087	55,437	16,440	91,159	15,289	16.2
Schools and education services	45,303	4,122	12,019	151	61,595	13,162	11.0
Healthcare—medical practitioners	9,844	7,361	24,075	130	41,410	3,441	7.4
Healthcare—hospitals and other	82,828	37,017	57,827	677	178,349	38,500	31.8
Entertainment and recreation	10,216	3,389	15,031	402	29,038	5,684	5.2
Restaurants and lodging	21,519	3,389	43,020	1,799	69,727	6,346	12.4
Religious organizations	33,791	15,124	19,796	4,036	72,747	15,000	13.0
Government	17,957	4,426	6,023	—	28,406	3,000	5.1
Unclassified	9,886	21,973	7,320	20,530	59,709	810	10.5

Total commercial real estate	$638,410	$420,577	$481,744	$55,909	$1,596,640	$38,500	284.4

(1)	Largest loan represents the largest contractual obligation of WesBanco, which may not be fully funded.
(2)	Bank total risk-based capital.

All of the services sectors combined represent the largest industry exposure at 44.9% of capital; however, these sectors include a variety of service-providing businesses. Combined exposure to the services sectors increased minimally from $247 million at December 31, 2013 to $252 million at December 31, 2014. Approximately $51 million of exposure to mortuary services is the single largest industry group exposure in the services sectors and represents approximately 20% of the combined total.

The healthcare sector including medical practitioners represents the second largest industry at 39.2% of capital, increasing from 32.7% at the end of the previous year. Total exposure to healthcare increased 22.5% from $179 million at December 31, 2013 to $220 million at December 31, 2014. The increase in healthcare exposure came primarily from additional lending to general hospitals and senior living facilities.

The retail sales sectors including automobile dealers represent the third largest industry exposure at 30.7% of capital. However, total exposure to the retail sectors decreased 2.4% from $177 million at December 31, 2013 to $172 million at December 31, 2014. Excluding automobile dealers, gasoline stations and convenience stores represent approximately half of the exposure to the other retail businesses.

The manufacturing sectors represent the fourth largest industry exposure at 29.4% of capital, increasing from 24.4% at the end of the previous year. Total exposure to manufacturing increased 22.9% from $134 million at December 31, 2013 to $165 million at December 31, 2014 as a result of successful business development efforts to expand lending to manufacturing industries. Metal fabrication, products made from other minerals, and machinery and equipment collectively represent 60% of the other manufacturing sector, down from 73% at December 31, 2013 as growth in the sector was more diverse.

The construction sectors represent the next largest industry exposure at 25.9% of capital. Total exposure to this sector increased 8.2% from $134 million at December 31, 2013 to $145 million at December 31, 2014. Approximately 38% of the general construction exposure is to commercial contractors, down from 55% at December 31, 2013 with another 25% to heavy construction companies at both year-ends. Construction trades exposure is diversified with no single trade representing more than 20% of the total of these industry groups.

Finance and insurance is the only other sector that represents more than 20% of capital. Mortgage warehousing lines of credit represent $54 million or 42% of this sector at December 31, 2014 and $48 million or 39% of the total at December 31, 2013. Mortgage warehousing lines of credit are extended to companies that originate residential mortgage loans for sale to third party investors in the secondary market. Advances on these lines are made when the borrowers originate individual mortgage loans and repaid when the loans are sold, with advances being outstanding an average of less than 20 days from the date of each advance. The remainder of this sector consists of loans to other banking institutions, insurance and investment brokerage companies.

Retail Loans—Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. The average residential real estate loan approximates $89,000 at December 31, 2014 compared to $81,000 at December 31, 2013 while the average of all retail loans approximates $40,000 at December 31, 2014 compared to $37,000 at December 31, 2013. The higher average retail loan at December 31, 2014 is attributable to increased lending in WesBanco’s metropolitan markets that have higher home values for residential mortgage loans and higher priced new cars for other consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $20 million of 1-to-4 family rental properties, half of which were originated primarily in western Ohio markets by acquired banks prior to their acquisition by WesBanco.

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

HELOC loans are secured by first or second liens on a borrower’s primary residence. HELOCs are generally limited to an amount which when combined with the first mortgage on the property, if any, does not exceed 90% of the market value. Maximum LTV ratios are also tiered based on the amount of the line and the borrower’s credit history. Most HELOCs originated prior to 2005 are available for draws by the borrower for up to fifteen years at which time the outstanding balance is converted to a term loan requiring monthly principal and interest payments sufficient to repay the loan in not more than seven years. Most HELOCs originated since 2005 through 2013 are available to the borrower for an indefinite period as long as the borrower’s credit characteristics do not materially change, but may be cancelled by WesBanco under certain circumstances. Generally, lines originated since 2013 have a 15 year draw period, a ten year repayment period and also give borrowers the option to convert portions of the balance of their line into an installment loan requiring monthly principal and interest payments, with availability to draw on the line restored as the installment portions are repaid. HELOCs that originated prior to 2000 will begin reaching the end of their availability period starting in 2015 and years thereafter. These lines have the additional risk that the borrower will not have the capacity to make higher payments of interest and principal or may not qualify for a new line of credit. The amount of such lines that will reach the end of their availability period in 2015 represents less than 2% of the total HELOC exposure.

Consumer loans consist of installment loans originated directly by WesBanco and indirectly through dealers to finance purchases of automobiles, trucks, motorcycles, boats, and other recreational vehicles; home equity installment loans, unsecured home improvement loans, and revolving lines of credit that can be secured or unsecured. The maximum term for installment loans is generally eighty-four months for automobiles, trucks, motorcycles and boats; one hundred eighty months for travel trailers; one hundred twenty months for home equity/improvement loans; and sixty months if the loan is unsecured. Maximum terms may be less depending on age of collateral. Revolving lines of credit are generally available for an indefinite period of time as long as the borrower’s credit characteristics do not materially change but may be cancelled by WesBanco under certain circumstances. Interest rates on installment obligations are generally fixed for the term of the loan and lines of credit are adjustable daily based on the Prime Rate.

TABLE 17. MATURITIES OF RETAIL LOANS AND COMMITMENTS

	December 31, 2014
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Residential real estate	$2,547	$23,930	$639,245	$665,722	$479	$5,620	$256,949	$263,048
Home equity lines of credit	249	4,676	18,896	23,821	184,041	13,364	108,805	306,210
Consumer	14,372	94,098	98,728	207,198	18,186	10,442	8,269	36,897

Total retail loans	$17,168	$122,704	$756,869	$896,741	$202,706	$29,426	$374,023	$606,155

The primary factors that are considered in underwriting retail loans are the borrower’s credit history and their current and reasonably anticipated ability to repay their obligations as measured by their total debt-to-income ratio. Portfolio residential real estate loans are generally underwritten to secondary market lending standards using automated underwriting systems developed for the secondary market that rely on empirical data to evaluate each loan application and assess credit risk. The amount of the borrower’s down payment is an important consideration for residential real estate, as is the borrower’s equity in the property for HELOCs. It is common practice to finance the total amount of the purchase price of motor vehicles and other consumer products plus certain allowable additions for tax, title, service contracts and credit insurance.

Effective January 10, 2014 underwriting of residential real estate loans also became subject to new regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) which among other things defined the characteristics of a “qualified mortgage” and imposed new standards for determining and documenting a borrower’s ability to repay. One impact of these regulations is the risk of liability to a borrower at a future date if the borrower claims the institution had knowledge when the loan was made that the borrower did not have the ability to repay.

Risk is further mitigated by requiring residential real estate borrowers to have adequate down payments or cash equity, thereby limiting the loan amount in relation to the lower of the cost or the market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value. Market values are determined by obtaining current appraisals or evaluations, whichever is appropriate or required by banking regulations based on the amount financed prior to the loan being made. New appraisals or evaluations are not obtained unless the borrower requests a modification or refinance of the loan or there is increased dependence on the value of the collateral because the borrower is in default.

The credit characteristics and performance of residential real estate and home equity loans is evaluated in the aggregate by the year in which loans are originated to assess differences in their risk profile by vintage. Approximately 70% of residential real estate and home equity loans were originated in the past five years and therefore do not have the same level of risk associated with loans originated in years when property values in certain markets may have been higher. Non-performing and past due loans originated within this five year period represent 0.30% of total loans originated during that period.

WesBanco does not maintain current information about the industry in which retail borrowers are employed. While such information is obtained when each loan is underwritten, it often becomes inaccurate with the passage of time or if borrowers change employment. Instead, WesBanco estimates potential exposure based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in WesBanco’s markets. To management’s knowledge there are no concentrations of employment that would have a material adverse impact on the retail portfolio.

Most retail loans are originated directly by WesBanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods, and purchased pools of residential mortgage loans. WesBanco performs its own customary credit evaluation and underwriting before purchasing indirect loans and mortgage pools. The credit risk associated with these loans is similar to that of loans originated by WesBanco, but additional risk may arise from WesBanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws for indirect loans and the actions of the servicing institution for mortgage pools. Indirect consumer loans represented $129 million or 53% of consumer loans at December 31, 2014 compared to $126 million or 51% at December 31, 2013. Mortgage pools represent $7 million or 0.7% of total residential real estate loans at December 31, 2014 compared to $9 million or 1.1% at December 31, 2013. There have been no purchases of mortgage pools since 2006.

Loans Held For Sale—Loans held for sale consist of residential real estate originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third party investors to purchase the loans when they are originated. This practice has the effect of minimizing the amount of such loans that are unsold and the interest rate risk at any point in time. WesBanco generally does not service these loans after they are sold. While all loans are sold without recourse, WesBanco may be required to repurchase loans under certain circumstances. The number and principal balance of loans that WesBanco has been required to repurchase has not been material and therefore reserves established for this exposure were not material.

Banks that have been acquired by WesBanco serviced many of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, WesBanco continues to service these loans. As of December 31, 2014 and 2013, WesBanco serviced loans for others aggregating approximately $63.1 million and $81.4 million, respectively. The unamortized balance of mortgage servicing rights related to these loans is less than $1 million.

CREDIT QUALITY

The quality of the loan portfolio is measured by various factors, including the amount of loans that are past due, required to be reported as non-performing, or are adverse graded in accordance with internal risk classifications that are consistent with regulatory adverse risk classifications. Non-performing loans consists of non-accrual loans and troubled debt restructurings (“TDRs”). Non-performing assets also include real estate owned (“REO”) and repossessed assets. Net charge-offs are also an important measure of credit quality. WesBanco seeks to develop individual strategies for all assets that have adverse risk characteristics in order to minimize potential loss. However, there is no assurance such strategies will be successful and loans may ultimately proceed to foreclosure or other course of liquidation that does not fully repay the amount of the loan.

Past Due Loans—Loans that are past due but not reported as non-performing generally consists of loans that are between 30 and 89 days contractually past due. Certain loans that are 90 days or more past due also continue to accrue interest because they are deemed to be well-secured and in the process of collection. Earlier stage delinquency requires routine collection efforts to prevent them from becoming more seriously delinquent. Early stage delinquency represents potential future non-performing loans if routine collection efforts are unsuccessful. Table 18 summarizes loans that are contractually past due 30 days or more, excluding non-accrual and TDR loans.

TABLE 18. PAST DUE AND ACCRUING LOANS EXLUDING NON-ACCRUAL AND TDR

	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
90 days or more:
Commercial real estate—land and construction	$71	0.03	$248	0.09	$—	—	$—	—	$277	0.18
Commercial real estate—improved property	—	—	318	0.02	338	0.02	18	—	692	0.04
Commercial and industrial	22	0.00	—	—	98	0.02	939	0.22	95	0.02
Residential real estate	1,306	0.14	1,289	0.14	3,199	0.40	2,881	0.46	4,535	0.75
Home equity lines of credit	570	0.17	411	0.14	722	0.26	498	0.20	1,126	0.45
Consumer	319	0.13	325	0.13	937	0.33	799	0.31	958	0.37

Total 90 days or more	2,288	0.06	2,591	0.07	5,294	0.14	5,135	0.16	7,683	0.23

30 to 89 days:
Commercial real estate—land and construction	—	—	2	—	750	0.39	180	0.10	252	0.16
Commercial real estate—improved property	480	0.03	2,897	0.18	6,328	0.38	4,599	0.30	4,717	0.29
Commercial and industrial	216	0.03	1,310	0.24	500	0.10	1,442	0.34	4,163	0.94
Residential real estate	3,105	0.33	4,894	0.55	7,972	1.00	5,902	0.95	7,367	1.21
Home equity lines of credit	2,524	0.76	1,934	0.68	1,322	0.48	2,266	0.90	2,255	0.90
Consumer	3,022	1.24	3,794	1.52	5,666	2.02	5,499	2.16	6,020	2.31

Total 30 to 89 days	9,347	0.23	14,831	0.38	22,538	0.61	19,888	0.61	24,774	0.75

Total 30 days or more	$11,635	0.29	$17,422	0.45	$27,832	0.75	$25,023	0.77	$32,457	0.98

Loans past due 30 days or more and accruing interest and not reported as TDRs decreased $5.8 million or 33.2% from December 31, 2013 to December 31, 2014. This reduction in delinquency is the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, declining unemployment and generally improved economic conditions.

Non-Performing Assets—Non-performing assets consists of non-accrual loans, TDRs, REO and repossessed assets.

Loans are categorized as TDRs when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider unless the modification results in only an insignificant delay in the payments to be received. Concessions include a reduction of the interest rate, the amount of accrued interest, or the principal balance of the loan; an interest rate that is less than the market rate of interest for loans with comparable risk characteristics, as well as an extension of the maturity date or the amortization schedule. Loans reported in this category continue to accrue interest so long as the borrower is able to continue repayment in accordance with the restructured terms. TDRs that are also placed on non-accrual are reported in the non-accrual category and not included with accruing TDRs.

Loans are generally placed on non-accrual when they become past due 90 days or more unless they are both well-secured and in the process of collection. Non-accrual loans include certain loans that are also TDRs as set forth in Note 4, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements. Non-accrual loans also include retail loans that were recently discharged in Chapter 7 bankruptcy but for which the borrower has continued to make payments for less than six consecutive months after the discharge.

REO consists primarily of property acquired through or in lieu of foreclosure but may also include bank premises held for sale and residences of bank employees purchased to facilitate the relocation of those employees with WesBanco. Repossessed assets primarily consist of automobiles and other types of collateral acquired to satisfy defaulted consumer loans.

Table 19 summarizes non-performing assets.

TABLE 19. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
TDRs accruing interest:
Commercial real estate—land and construction	$—	$—	$2,537	$7,410	$10,764
Commercial real estate—improved property	2,437	3,052	10,198	17,318	33,122
Commercial and industrial	329	415	632	839	73
Residential real estate	8,215	9,850	9,022	3,844	3,443
Home equity lines of credit	740	902	1,022	—	—
Consumer	345	642	870	—	81

Total TDRs accruing interest	12,066	14,861	24,281	29,411	47,483

Non-accrual loans:
Commercial real estate—land and construction	1,488	2,564	4,668	10,135	4,391
Commercial real estate—improved property	20,227	17,305	18,239	25,122	24,833
Commercial and industrial	4,110	4,380	3,387	8,238	7,933
Residential real estate	10,329	10,240	11,247	12,377	10,688
Home equity lines of credit	1,923	1,604	1,184	1,331	755
Consumer	741	540	647	289	220

Total non-accrual loans	38,818	36,633	39,372	57,492	48,820

Total non-performing loans	50,884	51,494	63,653	86,903	96,303
Real estate owned and repossessed assets	5,082	4,860	5,988	3,029	8,069

Total non-performing assets	$55,966	$56,354	$69,641	$89,932	$104,372

Non-performing loans as a percentage of total portfolio loans	1.25%	1.32%	1.73%	2.68%	2.93%
Non-performing assets as a percentage of total assets	0.89	0.92	1.15	1.62	1.95
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	1.37	1.45	1.89	2.77	3.17

Accruing TDRs decreased $2.8 million or 18.8% from December 31, 2013 to December 31, 2014. There were no TDRs of $1 million or more at December 31, 2014 and 2013. Accruing TDRs are not concentrated in any industry, property or type of loan, however retail loans represent 77.1% of total TDRs at December 31, 2014 compared to 76.7% at December 31, 2013. This includes loans that were discharged in Chapter 7 bankruptcy in the current or prior year but for which the borrower has continued to make payments for at least six consecutive months after the discharge. Most accruing TDRs continue to pay in accordance with their modified terms; however, total accruing TDRs with aggregate balances of $1.1 million or 6.0% of total TDRs were past due 30 days or more at December 31, 2014 compared to $1.3 million or 5.2% at December 31, 2013.

Non-accrual loans increased $2.2 million or 6.0% from December 31, 2013 to December 31, 2014, while WesBanco successfully exited a number of non-accrual loans throughout 2014, the increase at year-end is primarily attributable to two CRE loans aggregating $7.3 million that were placed on non-accrual in the second half of the year. Approximately $5.4 million or 14.0% of total non-accrual loans at December 31, 2014 also have restructured terms that would require them to be reported as a TDR if they were accruing interest, compared to $9.3 million or 25.5% of the total at December 31, 2013. Commercial loans of $1 million or more, including two CRE loans that were placed on non-accrual in the second half of the year represent nearly 40% and the aggregate of all retail loans represent another 33% of total non-accrual loans at December 31, 2014. Non-accrual loans include loans secured by commercial and residential real estate in Ohio for which foreclosure has been initiated but the properties have not yet moved to public sale because of the protracted timeline of the foreclosure process in that state. It is not possible to estimate what portion of these loans will become REO because the decision whether to purchase the property depends on a number of factors including the property’s value, condition and the amount other purchasers are willing to pay at the public sale. WesBanco makes this determination at the time of the sale for each property.

REO and repossessed assets increased $0.2 million or 4.6% from December 31, 2013 to December 31, 2014. One commercial property acquired in the Fidelity acquisition represents $2.9 million or 56.9% of the total carrying value of REO at December 31, 2014 compared to 62.0% at December 31, 2013. Consummation of a sale of this property pursuant to a purchase agreement executed in 2013 was expected to take some time due to the complexity of the proposed purchaser’s development plans but has been further delayed by other external factors. Excluding this property, no other REO property has a carrying value of $1 million or more. WesBanco seeks to minimize the period for which it holds REO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral. The average holding period of other REO other than the property described above approximated 8 months at December 31, 2014 compared to 4 months at December 31, 2013. Repossessed assets are generally sold at auction within 60 days after repossession. Expenses associated with owning REO and repossessed assets charged to other expenses were $1.1 million for 2014 compared to $1.8 million for 2013. Net gains or losses on the disposition of REO and repossessed assets are credited or charged to non-interest income and approximated $0.4 million of net gains in 2014 compared to $0.1 million of net loss for 2013.

Classified Loans—Please refer to Note 4, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a description of internally assigned risk grades for commercial loans and a summary of loans by grade. WesBanco’s classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans and most commercial TDRs; however, TDRs may be upgraded after the borrower has repaid the loan in accordance with the restructured terms for a period of time, but such loans would continue to be reported as TDRs regardless of their grade. Classified loans decreased $13.5 million or 22.3% from December 31, 2013 to December 31, 2014.

Charge-offs and Recoveries—Total charge-offs decreased $4.4 million or 25.4% while total recoveries increased $0.5 million or 16.2%, resulting in a 34.5% reduction in net charge-offs for 2014 compared to 2013. The decrease in charge-offs is consistent with the overall reduction in delinquency and classified loans, lower unemployment, and a return of commercial and residential real estate values to pre-recession levels. Table 20 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 20. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Charge-offs:
Commercial real estate—land and construction	$—	$536	$3,879	$7,494	$3,630
Commercial real estate—improved property	2,426	6,915	7,693	19,466	22,542
Commercial and industrial	3,485	1,505	4,625	9,087	8,588
Residential real estate	2,437	3,079	3,902	4,627	4,952
Home equity lines of credit	652	549	1,144	798	780
Consumer	3,120	3,819	3,851	4,037	4,909

Total loan charge-offs	12,120	16,403	25,094	45,509	45,401
Deposit account overdrafts	779	880	871	936	966

Total charge-offs	12,899	17,283	25,965	46,445	46,367

Recoveries:
Commercial real estate—land and construction	—	125	607	199	57
Commercial real estate—improved property	603	615	1,107	993	780
Commercial and industrial	1,194	471	390	909	512
Residential real estate	454	401	407	375	111
Home equity lines of credit	115	116	30	116	57
Consumer	1,034	1,144	1,035	1,053	1,076

Total loan recoveries	3,400	2,872	3,576	3,645	2,593
Deposit account overdrafts	233	255	277	312	296

Total recoveries	3,633	3,127	3,853	3,957	2,889

Net charge-offs	$9,266	$14,156	$22,112	$42,488	$43,478

Net charge-offs as a percentage of average loans:
Commercial real estate—land and construction	—%	0.18%	1.81%	4.17%	1.75%
Commercial real estate—improved property	0.11	0.38	0.43	1.19	1.40
Commercial and industrial	0.39	0.20	1.00	1.94	1.83
Residential real estate	0.22	0.32	0.52	0.70	0.73
Home equity lines of credit	0.18	0.15	0.44	0.28	0.30
Consumer	0.88	1.01	1.13	1.18	1.38

Total net loan charge-offs	0.22%	0.37%	0.65%	1.29%	1.28%

Total CRE charge-offs decreased 67% with no charge-offs in the land and construction category. This decrease reflects the overall improvement in credit quality in the CRE portfolios, recovering real estate values, and continued improvement in the economy. CRE loans experienced the most significant losses following the recession that began in 2007 as demand for new development came to an abrupt halt, investment CRE vacancies rose and property values plummeted in certain markets. C&I charge-offs increased 132% primarily as a result of a $1.8 million charge in 2014 on a single borrowing relationship in the construction trades industry sector. Approximately $0.4 million of this loss was subsequently recovered during the year, which contributed to the increase in C&I recoveries in 2014. Residential real estate and consumer charge-offs declined as a result of lower unemployment, recovering real estate values, and overall improvement in the economy. As a result, net charge-offs decreased to their lowest level since prior to the recession.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses (“allowance”) decreased $2.7 million or 5.7% from December 31, 2013 to December 31, 2014 as the provision for credit losses decreased 29.5%, attributable to lower historical loss rates, improved credit quality, and a stronger economic environment, all of which are considered when determining the adequacy of the allowance. Table 21 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

The allowance as a percentage of total loans decreased due to improvement in most of the factors that determine the adequacy of the allowance including any allowance for the difference between estimated losses on acquired loans and the remaining unamortized credit mark associated with those loans in years following any acquisition. If the credit portion of the fair market value adjustment for acquired loans were included with the allowance, the combined total would approximate 1.17% of total loans at December 31, 2014 and 1.34% at December 31, 2013.

TABLE 21. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of year:
Allowance for loan losses	$47,368	$52,699	$54,810	$61,051	$61,160
Allowance for loan commitments	602	341	468	1,404	195

Total beginning balance	47,970	53,040	55,278	62,455	61,355

Provision for credit losses:
Provision for loan losses	6,552	8,825	20,001	36,247	43,369
Provision for loan commitments	(147)	261	(127)	(936)	1,209

Total provision for credit losses	6,405	9,086	19,874	35,311	44,578

Net charge-offs:
Total charge-offs	12,899	17,283	25,965	46,445	46,367
Total recoveries	3,633	3,127	3,853	3,957	2,889

Net charge-offs	9,266	14,156	22,112	42,488	43,478

Balance at end of year:
Allowance for loan losses	44,654	47,368	52,699	54,810	61,051
Allowance for loan commitments	455	602	341	468	1,404

Total ending balance	$45,109	$47,970	$53,040	$55,278	$62,455

Allowance for loan losses as a percentage of total loans	1.09%	1.22%	1.43%	1.69%	1.86%
Allowance for loan losses to non-accrual loans	1.15x	1.29x	1.34x	0.95x	1.25x
Allowance for loan losses to total non-performing loans	0.88x	0.92x	0.83x	0.63x	0.63x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.84x	0.88x	0.76x	0.6x	0.59x

The allowance consists of specific reserves for certain impaired loans and a general reserve for all other loans. WesBanco uses the greater of the most recent twelve month or thirty-six month historical loss rate by risk grade for CRE—improved property and C&I loans and for the total of CRE—land and construction loans, retail loans and deposit overdrafts as a base loss rate for the general allowance. The base loss rate is adjusted for the impact of qualitative factors which in management’s judgment are appropriate to accurately reflect probable loss in each loan category. Qualitative factors include the impact of historical loss rates for the most recent sixty months, the volatility and velocity with which historical loss rates have changed during the economic cycle, economic conditions, delinquency levels and trends, non-performing and classified loan levels and trends, changes in credit policies and lending standards, concentrations of credit exposure if any, the results of regulatory examinations and internal loan reviews, and other external factors when appropriate. Table 22 summarizes the components of the allowance.

TABLE 22. COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2014	2013	2012	2011	2010
General allowance:
Based on historical loss experience	$29,359	$38,545	$39,761	$42,920	$42,133
Based on qualitative factors	11,497	8,091	11,195	8,537	11,998
Specific reserves	3,798	732	1,743	3,353	6,920

Total allowance for loan losses	44,654	47,368	52,699	54,810	61,051
Allowance for loan commitments	455	602	341	468	1,404

Total allowance for credit losses	$45,109	$47,970	$53,040	$55,278	$62,455

The general allowance based on historical loss experience decreased $9.2 million or 23.8% from December 31, 2013 to December 31, 2014, which is directionally consistent with a decrease in net charge-offs for the past twelve and thirty-six month periods. However, net charge-offs have decreased rapidly following the recession that impacted the periods prior to the past thirty-six months. Therefore, the general allowance based on qualitative factors increased $3.4 million or 42.1% from December 31, 2013 to December 31, 2014 primarily due to consideration of higher loss rates experienced through the longer economic cycle and management’s uncertainty about the sustainability of recent improvement in general economic conditions. Specific reserves increased $3.1 million from December 31, 2013 to December 31, 2014 as a result of two CRE loans aggregating $7.3 million being placed on non-accrual in the second half of 2014. The allowance for loan commitments, which is not material to the total allowance for credit losses, decreased $0.1 million or 24.4% from December 31, 2013 to December 31, 2014.

Table 23 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 23. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses:
Commercial real estate—land and construction	$5,654	$6,056	$3,741	$4,842	$4,701
Commercial real estate—improved property	17,573	18,157	23,614	24,748	30,836
Commercial and industrial	9,063	9,925	9,326	11,414	10,793
Residential real estate	5,382	5,673	7,182	5,638	5,950
Home equity lines of credit	2,329	2,017	2,458	1,962	2,073
Consumer	4,078	5,020	5,557	5,410	5,641
Deposit account overdrafts	575	520	821	796	1,057

Total allowance for loan losses	44,654	47,368	52,699	54,810	61,051

Allowance for loan commitments:
Commercial real estate—land and construction	194	301	27	74	1,037
Commercial real estate—improved property	10	62	25	21	285
Commercial and industrial	112	130	215	323	65
Residential real estate	9	5	6	4	1
Home equity lines of credit	90	85	49	33	14
Consumer	40	19	19	13	2

Total allowance for loan commitments	455	602	341	468	1,404

Total allowance for credit losses	$45,109	$47,970	$53,040	$55,278	$62,455

Please refer to Note 4, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, and specific reserves, and management’s judgment with respect to the impact of qualitative factors on each category of loans. Decreases in the allowances for all loan categories generally reflect lower historical loss rates and reductions in classified commercial loans. However, the decrease in the allowance for CRE—improved property loans was tempered by higher specific reserves on two non-accrual loans, and the allowance for HELOCs increased due to loan growth and repayment risk associated with lines that are nearing the end of their availability period. The allowance for deposit account overdrafts increased but is not material to the total allowance. Although the allowance for credit losses is allocated as described in Table 23, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb probable losses at December 31, 2014.

DEPOSITS

TABLE 24. DEPOSITS

	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Deposits
Non-interest bearing demand	$1,061,075	$960,814	$100,261	10.4
Interest bearing demand	885,037	857,761	27,276	3.2
Money market	954,957	942,768	12,189	1.3
Savings deposits	842,818	789,709	53,109	6.7
Certificates of deposit	1,305,096	1,511,478	(206,382)	(13.7)

Total deposits	$5,048,983	$5,062,530	$(13,547)	(0.3)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 120 branches in West Virginia, Ohio and western Pennsylvania. The FDIC insures all deposits up to $250,000 per account.

Total deposits decreased by $13.5 million or 0.3% in 2014 due to a $206.4 million decrease in CDs, which was primarily offset by increases in all other deposit categories. Non-interest bearing demand deposits and savings deposits had increases of 10.4% and 6.7%, respectively, while interest bearing demand deposits and money market deposits had smaller increases of 3.2% and 1.3%, respectively. These increases were due to marketing, marketing incentives paid to customers, focused retail, business and treasury management strategies to obtain more account relationships, and customers’ overall preference for short-term maturities. Additionally, these increases were achieved through initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments, of approximately $237 million, from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets.

Certificates of deposit decreased by 13.7% during 2014 due primarily to lower offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. The average rate on certificates of deposit decreased 43 basis points from 1.37% for the year ended December 31, 2013 to 0.94% in 2014. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $283.0 million in total outstanding balances at December 31, 2014, of which $172.3 million represented one-way buys, compared to $344.7 million in total outstanding balances at December 31, 2013, of which $234.1 million represented one-way buys. ICS® balances totaled $117.1 million and $107.3 million at December 31, 2014 and 2013, respectively. Certificates of deposit greater than $250,000 were approximately $174.7 million at December 31, 2014 compared to $164.8 million at December 31, 2013. Certificates of deposit of $100,000 or more were approximately $706.1 million at December 31, 2014 compared to $809.7 million at December 31, 2013. Certificates of deposit totaling approximately $764.7 million at December 31, 2014 with a cost of 0.88% are scheduled to mature within the next year. The average rate on certificates of deposit decreased 43 basis points from 1.37% for the year ended December 31, 2013 to 0.94% in 2014 with a similar decrease experienced for jumbo certificates of deposit. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally lower for all maturities and types compared to rates paid on existing CDs that were purchased in prior years when rates were higher.

TABLE 25. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Maturity:
Within three months	$182,097	$181,739	$358	0.2
Three to six months	134,180	94,187	39,993	42.5
Seven to twelve months	118,791	126,782	(7,991)	(6.3)
Over twelve months	271,068	407,023	(135,955)	(33.4)

Total certificates of deposit of $100,000 or more	$706,136	$809,731	$(103,595)	(12.8)

Interest expense on certificates of deposit of $100,000 or more totaled approximately $7.5 million, $13.0 million and $14.9 million in 2014, 2013 and 2012, respectively.

BORROWINGS

TABLE 26. BORROWINGS

	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Federal Home Loan Bank Borrowings	$223,126	$39,508	$183,618	464.8
Other short-term borrowings	80,690	150,536	(69,846)	(46.4)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,176	106,137	39	0.0

Total	$409,992	$296,181	$113,811	38.4

Borrowings are a less significant source of funding for WesBanco compared to total deposits. During 2014, FHLB borrowings increased $183.6 million at an average cost of 0.56%, from December 31, 2013, as $16.8 million in scheduled maturities were offset by new borrowings of $200.5 million which were utilized to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as CD runoff.

WesBanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $11.6 million at December 31, 2014, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2014 and 2013 was estimated to be approximately $1.5 billion and $1.6 billion, respectively.

Other short-term borrowings which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts and borrowings on a revolving line of credit at December 31, 2014 were $80.7 million compared to $150.5 million at December 31, 2013. The decrease in these borrowings has occurred primarily as a result of a $20.0 million decrease in federal funds purchased coupled with a $49.8 million decrease in securities sold under agreements to repurchase. Included in the decrease in other short-term borrowings was a prepayment of a higher rate $22.0 million repurchase agreement with another bank that resulted in a $1.4 million prepayment charge.

On September 5, 2014, WesBanco entered into a new revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This revolving line of credit replaced another correspondent bank revolving line of credit that matured on July 31, 2014. The new revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. The new revolving line of credit also requires WesBanco to maintain at all times a consolidated four quarter average return on average assets of > 0.70%, a Texas ratio of less than 25% (broadly defined as the ratio of non-performing assets to tangible common equity and the allowance for loan losses), unencumbered cash and marketable securities of at least $12.0 million, and to maintain at all times on a consolidated basis and for the Bank a total risk-based capital ratio of > 12.0%, a Tier 1 risk-based capital ratio of > 10.0% and a Tier 1 leverage ratio of > 7.0%. WesBanco was in compliance with all terms and conditions at December 31, 2014. There were no outstanding balances on either revolving line of credit as of December 31, 2014 or December 31, 2013.

CONTRACTUAL OBLIGATIONS

TABLE 27. CONTRACTUAL OBLIGATIONS

		December 31, 2014 (1)
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$3,743,887	$—	$—	$—	$3,743,887
Certificates of deposit	8	764,694	350,236	168,592	21,574	1,305,096
Federal Home Loan Bank borrowings	9	150,858	65,477	5,306	1,485	223,126
Other short term borrowings	9	80,690	—	—	—	80,690
Junior subordinated debt owed to unconsolidated subsidiary trusts	10	—	—	—	106,176	106,176
Future benefit payments under pension plans (2)(3)	11	3,409	7,709	9,034	257,414	277,566
Director and executive officer retirement plans (2)	N/A	812	1,727	1,506	5,177	9,222
Consulting agreements (2)	N/A	109	50	—	—	159
Leases (2)	5	2,557	3,715	2,462	11,238	19,972
Software licenses and maintenance agreements (2)	N/A	1,043	2,085	1,215	—	4,343
Naming rights	N/A	250	500	500	1,000	2,250
Limited partnership funding commitments	7	313	100	27	55	495

Total		$4,748,622	$431,599	$188,642	$404,119	$5,772,982

(1)	Represents maturities of principal and excludes interest payments.
(2)	These payments are recognized as expense in the income statement when incurred and not necessarily at the time of payment.
(3)	Pension plan assets of $110.0 million were available at December 31, 2014 to absorb the undiscounted future estimated payments to plan participants.

Significant fixed and determinable contractual obligations as of December 31, 2014 are presented in the table above by due date. The amounts shown do not include future interest payments, accrued interest or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

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

CAPITAL RESOURCES

Shareholders’ equity increased to $788.2 million at December 31, 2014 from $746.6 million at December 31, 2013. The increase was due primarily to net income of $70.0 million, which was partially offset by the declaration of dividends to common shareholders of $25.7 million and a $6.1 million other comprehensive loss. The other comprehensive loss was due to an unrealized loss in the defined benefit pension plan, partially offset by unrealized gains in the securities portfolio.

For 2014, common dividends increased to $0.88 per share, or 12.8% on an annualized basis, compared to $0.78 per share in 2013. The common dividend per share payout ratio increased to 36.8% in 2014 from 35.5% in 2013, which is primarily attributable to common dividends increasing more rapidly than earnings year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 40% to 60%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors. The quarterly dividend was increased again in February 2015 to $0.23 per share, or 4.5%.

In March, 2007 WesBanco’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares, after completion of a prior repurchase plan. At December 31, 2014, 378,286 shares of WesBanco common stock remained authorized to be purchased under the current repurchase plan.

As of December 31, 2014 and 2013, WesBanco had an outstanding stock warrant issued to the U.S. Department of Treasury (“UST”) to purchase 100,448 shares of WesBanco common stock at a price of $10.45 per share. This warrant was issued in 2012 at the time of the acquisition of Fidelity to convert a Fidelity warrant previously issued with the sale by Fidelity of preferred stock to the UST under the Capital Purchase Program. All preferred stock sold to the UST was repurchased by Fidelity, and the warrant converted, in conjunction with the acquisition.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its banking subsidiary WesBanco Bank maintain Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. WesBanco Bank paid $59.5 million in dividends to WesBanco during 2014, or 81.7% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2014, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $28.5 million from the Bank.

WesBanco currently has $106.2 million in junior subordinated debt in its Consolidated Balance Sheet presented as a separate category of borrowings. For regulatory purposes, trust preferred securities totaling $103.0 million, issued by unconsolidated trust subsidiaries of WesBanco underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019. The final capital rule establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities issued before May 19, 2010, and increases the capital required for certain categories of assets.

WesBanco has evaluated the impact of the Basel III final capital rule, including the opting out of accumulated other comprehensive income treatment, on its regulatory capital ratios and estimates a reduction of approximately 65 to 75 basis points to the Tier 1 and total risk-based capital ratios, a reduction of approximately 15 to 20 basis points to the leverage ratio, and a new common equity Tier 1 ratio in a range of 9.75% to 10% based on the December 31, 2014 balance sheet composition, which excludes ESB. These estimates are based on management’s current understanding and expectation of the regulatory implementations of the Basel III final capital rule. Management anticipates that capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum requirements.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 64.2% at December 31, 2014 and deposit balances funded 80.2% of assets.

The following table lists the sources of liquidity from assets at December 31, 2014 expected within the next year:

(in thousands)
Cash and cash equivalents	$94,002
Securities with a maturity date within the next year	19,670
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	152,636
Callable securities	99,904
Loans held for sale	5,865
Accruing loans scheduled to mature	606,890
Normal loan repayments	339,488

Total sources of liquidity expected within the next year	$1,318,455

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $5.0 billion at December 31, 2014. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $764.7 million at December 31, 2014, which includes jumbo regular certificates of deposit totaling $266.5 million with a weighted-average cost of 1.11%, and jumbo CDARS® deposits of $168.6 million with a cost of 0.57%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at December 31, 2014 approximated $1.5 billion, compared to $1.6 billion at December 31, 2013. At December 31, 2014, the Bank had unpledged available-for-sale securities with an amortized cost of $273.2 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At December 31, 2014, WesBanco had a BIC line of credit totaling $138.9 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $155.0 million, none of which was outstanding at December 31, 2014, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $80.7 million at December 31, 2014 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during 2014. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $63.9 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2014. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2014, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $28.5 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.2 billion at December 31, 2014 and 2013. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 16, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2014 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

COMPARISON OF 2013 VERSUS 2012

Net income increased 29% for the twelve months ended December 31, 2013 to $63.9 million compared to $49.5 million for 2012, while diluted earnings per share were $2.18, an increase of 18% compared to $1.84 per share for 2012. The increased net income improved the return on average assets to 1.05% in 2013 from 0.88% in 2012. The results for 2013 include the first full year of the November 2012 acquisition of Pittsburgh-based Fidelity Bancorp, Inc. (“Fidelity”) that significantly expanded WesBanco’s presence in the southwestern Pennsylvania market.

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

Credit quality continued to improve over 2012. Net charge-offs in 2013 were $14.2 million, or 0.38% of average portfolio loans, compared to net charge-offs of $22.1 million or 0.66% for 2012. As a result of an improvement in all measures of credit quality, including delinquent and non-performing loans and classified and criticized loans, the provision for credit losses decreased to $9.1 million year-to-date compared to $19.9 million in 2012.

Non-interest income increased $4.5 million or 7.0% compared to 2012. Trust fees increased 8.5% as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were up 13.9% from 2012. Net securities brokerage revenues increased 35.7% due to significant production increases from existing markets, the deployment of an advisor team in the Pittsburgh market, the addition of support and producing staff in several regions, and an increase in referrals and production from a licensed retail banker program. Service charges on deposits and electronic banking fees grew 4.6% and 7.6%, respectively for 2013, and somewhat benefited from the acquisition. Securities gains were lower due to reduced portfolio restructuring compared to prior periods as interest rates increased. Mortgage loan sales gains decreased as the percentage of mortgage loans retained for the portfolio increased and loan production declined, beginning in the fourth quarter, as increasing interest rates reduced customer loan refinancings. However, WesBanco overall achieved record mortgage loan production in 2013, up 13% from 2012 to $392 million.

Non-interest expense in 2013 increased $10.9 million or 7.3% compared to 2012. Increases were partially due to recurring expenses related to operating 13 additional branches acquired in the acquisition. Substantially all of the back office and other administrative savings targeted to be obtained from the merger were accomplished by year-end. Lower merger-related costs also benefited 2013. Salaries and wages increased 11.1% for 2013 due to routine annual adjustments to compensation, increased FTEs in the Pittsburgh market partially offset by the integration efficiencies, increased commissions on higher loan originations and brokerage revenue and higher incentive compensation. Employee benefit expenses increased for the year primarily from increased pension expense and employer taxes. Marketing costs were higher compared to 2012 due to additional marketing initiatives during 2013 and marketing expenses in the new Pittsburgh market.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at December 31, 2014 and 2013 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2014	December 31, 2013
+300	0.9%	0.2%	(25.0%)
+200	2.1%	1.7%	(12.5%)
+100	1.9%	1.6%	(5.0%)
-100	(1.8%)	(2.0%)	(5.0%)

As per the table above, the earnings simulation model at December 31, 2014 currently projects that net interest income for the next twelve month period would decrease by 1.8% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.0% for the same scenario as of December 31, 2013.

For rising rate scenarios, net interest income would increase by 1.9%, 2.1%, and 0.9% if rates increased by 100, 200 and 300 basis points, respectively, as of December 31, 2014 compared to increases of 1.6%, 1.7% and 0.2% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2013.

The balance sheet is slightly asset sensitive as of December 31, 2014, similar to December 31, 2013, based upon changes in the mix of various earning assets and costing liabilities, 2014 loan and transaction deposit account growth and borrowings reduction, as well as certain changes in modeling assumptions. Should rates rise more rapidly and by a higher amount than currently anticipated in the short to intermediate term, overall asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors averaging 4.26% approximated $1.1 billion at December 31, 2014, which represented approximately 42% of commercial loans. In a 100 basis point rising rate environment, these loans would not as significantly re-price from their current floor level as compared to non-floor loans. However, not all such loans are currently priced at their floor. In the current lower spread and recently downward trending yield curve environment, WesBanco expects that the net interest margin will contract slightly in 2015 until mid-year. A short-term rate increase, anticipated by mid-year by many economists and the Federal Reserve Board, should cause the margin to slightly improve assuming no earning asset or costing liability changes. Maturities of higher-costing certificates of deposit scheduled over the next year should help to mitigate potential compression from lower loan spreads and general loan re-pricing in an increasingly more competitive loan environment, along with anticipated loan growth in most loan categories. Of note, certificates of deposit totaling approximately $796.0 million mature within the next year at an average cost of 0.87%.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources as necessary to lengthen liabilities, help offset mismatches in various asset maturities, and manage short-term cash needs. CDARS® and ICS® deposits also continue to be used to lengthen maturities in certificates of deposit, and for customers seeking higher yielding instruments and to maintain deposit balances below insured limits.

Current balance sheet strategies to reduce the potential for margin compression in the current rate environment include:

•	increasing total loans; primarily commercial and residential with fixed rate periods of between 3-15 years, or variable to a published index;

•	investing available short-term liquidity;

•	continuing marketing programs to increase consumer loans and transaction deposits versus certificates of deposit;

•

reinvestment of securities cash flows into new loans as demand warrants, or into other investments such as short and intermediate-term CMO pay structures, lower coupon MBS, and mid-term tax-exempt municipal securities;

•	paying down borrowings as they mature with available cash from deposit growth, or extending term borrowings at current lower rates to balance asset/liability mismatches; and

•	extending a portion of CD maturities through the CDARS® program and continuing to decrease offered rates on CDs and other costing deposit types.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at December 31, 2014, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 1.9% over the next twelve months, compared to a 1.1% increase at December 31, 2013.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At December 31, 2014, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 6.0%, compared to a decrease of 2.8% at December 31, 2013. In a 100 basis point falling rate environment, the model indicates a decrease of 11.0%, compared to a decrease of 5.3% as of December 31, 2013. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, continued maturities of borrowings and certificates of deposit, and adding certain transaction-type deposits, as well as certain other modeling assumptions, resulted in the change in equity market value from 2013.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on the assessment, management determined that, as of December 31, 2014, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Todd F. Clossin	/s/ Robert H. Young
Todd F. Clossin	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WesBanco, Inc.

We have audited WesBanco, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WesBanco, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, WesBanco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of WesBanco, Inc. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2015

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WesBanco, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2015

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2014	2013
ASSETS
Cash and due from banks, including interest bearing amounts of $8,405 and $15,550, respectively	$94,002	$95,551
Securities:
Available-for-sale, at fair value	917,424	934,386
Held-to-maturity (fair values of $619,617 and $596,308, respectively)	593,670	598,520

Total securities	1,511,094	1,532,906

Loans held for sale	5,865	5,855

Portfolio loans, net of unearned income	4,086,766	3,894,917
Allowance for loan losses	(44,654)	(47,368)

Net portfolio loans	4,042,112	3,847,549

Premises and equipment, net	93,135	93,157
Accrued interest receivable	18,481	18,960
Goodwill and other intangible assets, net	319,506	321,426
Bank-owned life insurance	123,298	121,390
Other assets	89,072	107,979

Total Assets	$6,296,565	$6,144,773

LIABILITIES
Deposits:
Non-interest bearing demand	$1,061,075	$960,814
Interest bearing demand	885,037	857,761
Money market	954,957	942,768
Savings deposits	842,818	789,709
Certificates of deposit	1,305,096	1,511,478

Total deposits	5,048,983	5,062,530

Federal Home Loan Bank borrowings	223,126	39,508
Other short-term borrowings	80,690	150,536
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,176	106,137

Total borrowings	409,992	296,181

Accrued interest payable	1,620	2,354
Other liabilities	47,780	37,113

Total Liabilities	5,508,375	5,398,178

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; issued: 29,367,511 in 2014 and 2013; outstanding: 29,298,188 shares and 29,175,236 shares in 2014 and 2013, respectively	61,182	61,182
Capital surplus	244,661	244,974
Retained earnings	504,578	460,351
Treasury stock (69,323 shares and 192,275 shares in 2014 and 2013, respectively, at cost)	(2,151)	(5,969)
Accumulated other comprehensive loss	(18,825)	(12,734)
Deferred benefits for directors	(1,255)	(1,209)

Total Shareholders’ Equity	788,190	746,595

Total Liabilities and Shareholders’ Equity	$6,296,565	$6,144,773

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2014	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$172,182	$175,323	$166,656
Interest and dividends on securities:
Taxable	29,233	29,193	32,461
Tax-exempt	13,589	13,128	12,399

Total interest and dividends on securities	42,822	42,321	44,860

Other interest income	987	246	170

Total interest and dividend income	215,991	217,890	211,686

INTEREST EXPENSE
Interest bearing demand deposits	1,568	1,415	1,526
Money market deposits	1,877	1,462	2,183
Savings deposits	532	525	864
Certificates of deposit	13,286	22,010	26,371

Total interest expense on deposits	17,263	25,412	30,944

Federal Home Loan Bank borrowings	968	1,151	4,473
Other short-term borrowings	1,333	2,525	4,480
Junior subordinated debt owed to unconsolidated subsidiary trusts	3,199	3,315	3,438

Total interest expense	22,763	32,403	43,335

NET INTEREST INCOME	193,228	185,487	168,351
Provision for credit losses	6,405	9,086	19,874

Net interest income after provision for credit losses	186,823	176,401	148,477

NON-INTEREST INCOME
Trust fees	21,069	19,577	18,044
Service charges on deposits	16,135	17,925	17,138
Electronic banking fees	12,708	12,198	11,336
Net securities brokerage revenue	6,922	6,248	4,604
Bank-owned life insurance	4,614	4,664	3,516
Net gains on sales of mortgage loans	1,604	2,614	2,876
Net securities gains	903	684	2,463
Net losses on other real estate owned and other assets	(1,006)	(81)	(305)
Other income	5,555	5,456	5,103

Total non-interest income	68,504	69,285	64,775

NON-INTEREST EXPENSE
Salaries and wages	67,408	65,431	58,913
Employee benefits	21,518	23,255	21,462
Net occupancy	12,122	11,809	10,905
Equipment	11,542	10,669	9,221
Marketing	5,242	5,174	4,235
FDIC insurance	3,376	3,725	3,899
Amortization of intangible assets	1,920	2,288	2,150
Restructuring and merger-related expense	1,309	1,310	3,888
Other operating expenses	37,196	37,337	35,447

Total non-interest expense	161,633	160,998	150,120

Income before provision for income taxes	93,694	84,688	63,132
Provision for income taxes	23,720	20,763	13,588

NET INCOME	$69,974	$63,925	$49,544

EARNINGS PER COMMON SHARE
Basic	$2.39	$2.18	$1.84
Diluted	$2.39	$2.18	$1.84

AVERAGE COMMON SHARES OUTSTANDING
Basic	29,249,499	29,270,922	26,867,227
Diluted	29,333,876	29,344,683	26,888,847

DIVIDENDS DECLARED PER COMMON SHARE	$0.88	$0.78	$0.70

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(in thousands)	2014	2013	2012
Net income	$69,974	$63,925	$49,544
Securities available-for-sale:
Net change in unrealized gains (losses) on securities available-for-sale	15,242	(30,288)	4,833
Related income tax (expense) benefit	(5,604)	11,186	(1,747)
Net securities gains reclassified into earnings	(981)	(89)	(2,142)
Related income tax expense	361	33	796

Net effect on other comprehensive income for the period	9,018	(19,158)	1,740

Securities held-to-maturity:
Amortization of unrealized gain transferred from available-for-sale	(472)	(1,029)	(1,534)
Related income tax expense	173	383	577

Net effect on other comprehensive income for the period	(299)	(646)	(957)

Defined benefit pension plan:
Amortization of net loss and prior service costs	1,516	3,579	2,332
Related income tax benefit	(558)	(1,368)	(918)
Recognition of unrealized (loss) gain	(24,934)	17,751	(12,143)
Related income tax benefit (expense)	9,166	(6,527)	4,483

Net effect on other comprehensive income for the period	(14,810)	13,435	(6,246)

Total other comprehensive loss	(6,091)	(6,369)	(5,463)

Comprehensive income	$63,883	$57,556	$44,081

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2014, 2013 and 2012
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Benefits for Directors	Total
(dollars in thousands, except shares and per share amounts)	Shares Outstanding	Amount
January 1, 2012	26,629,360	$55,487	$191,679	$388,818	$(96)	$(902)	$(1,196)	$633,790

Net income	—	—	—	49,544	—	—	—	49,544
Other comprehensive loss	—	—	—	—	—	(5,463)	—	(5,463)

Comprehensive income								44,081
Common dividends declared ($0.70 per share)	—	—	—	(19,116)	—	—	—	(19,116)
Shares issued for acquisition	2,543,132	5,298	48,368	—	—	—	—	53,666
Issuance of warrant	—	—	865	—	—	—	—	865
Stock options exercised	4,125	3	35	—	46	—	—	84
Restricted stock granted	42,809	75	(217)	—	142	—	—	—
Treasury shares acquired	(4,766)	—	22	—	(92)	—	—	(70)
Stock compensation expense	—	—	884	—	—	—	—	884
Deferred benefits for directors—net	—	—	36	—	—	—	(36)	—

December 31, 2012	29,214,660	$60,863	$241,672	$419,246	$—	$(6,365)	$(1,232)	$714,184

Net income	—	—	—	63,925	—	—	—	63,925
Other comprehensive loss	—	—	—	—	—	(6,369)	—	(6,369)

Comprehensive income								57,556
Common dividends declared ($0.78 per share)	—	—	—	(22,820)	—	—	—	(22,820)
Stock options exercised	121,424	249	2,568	—	52	—	—	2,869
Restricted stock granted	48,750	79	(348)	—	269	—	—	—
Treasury shares acquired	(204,926)	—	80	—	(6,290)	—	—	(6,210)
Adjustment to shares issued in acquisition	(4,672)	(9)	(95)	—	—	—	—	(104)
Stock compensation expense	—	—	1,120	—	—	—	—	1,120
Deferred benefits for directors—net	—	—	(23)	—	—	—	23	—

December 31, 2013	29,175,236	$61,182	$244,974	$460,351	$(5,969)	$(12,734)	$(1,209)	$746,595

Net income	—	—	—	69,974	—	—	—	69,974
Other comprehensive loss	—	—	—	—	—	(6,091)	—	(6,091)

Comprehensive income								63,883
Common dividends declared ($0.88 per share)	—	—	—	(25,747)	—	—	—	(25,747)
Stock options exercised	82,656	—	(399)	—	2,566	—	—	2,167
Restricted stock granted	42,554	—	(1,321)	—	1,321	—	—	—
Treasury shares acquired	(2,258)	—	49	—	(69)	—	—	(20)
Stock compensation expense	—	—	1,312	—	—	—	—	1,312
Deferred benefits for directors—net	—	—	46	—	—	—	(46)	—

December 31, 2014	29,298,188	$61,182	$244,661	$504,578	$(2,151)	$(18,825)	$(1,255)	$788,190

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$69,974	$63,925	$49,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	7,386	6,978	6,052
Other net amortization	1,742	64	7,609
Provision for credit losses	6,405	9,086	19,874
Net securities gains	(903)	(684)	(2,463)
Net gains on sales of mortgage loans	(1,604)	(2,614)	(2,876)
Decrease (increase) in deferred income tax assets	8,690	6,527	(80)
Increase in cash surrender value of bank-owned life insurance—net	(4,614)	(4,664)	(3,516)
Contribution to pension plan	(7,500)	(5,000)	(5,000)
Loans originated for sale	(102,321)	(132,039)	(134,591)
Proceeds from the sale of loans originated for sale	103,916	145,474	124,676
Net change in: other assets and accrued interest receivable	10,205	26,371	5,212
Net change in: other liabilities and accrued interest payable	(1,896)	(4,195)	9,711
Other—net	5,328	2,251	2,663

Net cash provided by operating activities	94,808	111,480	76,815

INVESTING ACTIVITIES
Net increase in loans	(199,760)	(220,562)	(169,215)
Securities available-for-sale:
Proceeds from sales	16,249	9,265	202,810
Proceeds from maturities, prepayments and calls	214,934	241,023	401,589
Purchases of securities	(201,272)	(196,514)	(420,289)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	47,820	86,512	113,284
Purchases of securities	(45,955)	(85,838)	(93,051)
Net cash received from acquisitions	—	—	10,945
Proceeds from bank-owned life insurance	2,352	2,954	—
Purchases of premises and equipment—net	(7,374)	(8,845)	(5,970)
Sale of portfolio loans—net	—	7,506	15,332

Net cash (used in) provided by investing activities	(173,006)	(164,499)	55,435

FINANCING ACTIVITIES
(Decrease) increase in deposits	(12,869)	119,359	95,001
Proceeds from Federal Home Loan Bank borrowings	200,532	—	—
Repayment of Federal Home Loan Bank borrowings	(16,775)	(70,850)	(115,611)
Decrease in other short-term borrowings	(51,021)	(11,938)	(108,255)
(Decrease) increase in federal funds purchased	(20,000)	20,000	—
Repayment of junior subordinated debt	—	(7,732)	—
Dividends paid to common shareholders	(25,136)	(22,243)	(18,119)
Issuance of common stock	—	2,539	38
Treasury shares sold (purchased)—net	1,918	(6,170)	(24)

Net cash provided by (used in) financing activities	76,649	22,965	(146,970)

Net decrease in cash and cash equivalents	(1,549)	(30,054)	(14,720)
Cash and cash equivalents at beginning of the year	95,551	125,605	140,325

Cash and cash equivalents at end of the year	$94,002	$95,551	$125,605

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$24,521	$36,309	$44,454
Income taxes paid	11,706	18,050	11,920
Transfers of loans to other real estate owned	2,464	2,251	3,735
Transfers of portfolio loans to loans held for sale	—	11,245	22,146
Summary of Business Acquisition
Fair value of tangible assets acquired (including $26.4 million in cash)	$—	$—	$611,400
Fair value of other intangibles acquired	—	—	4,674
Fair value of liabilities assumed	—	—	(584,885)
Stock issued for the purchase of acquired company’s common stock	—	—	(53,667)
Warrant issued for the purchase of acquired company’s warrant	—	—	(865)
Cash paid for the acquisition	—	—	(15,448)

Goodwill and other intangibles recognized	$—	$—	$(38,791)

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 120 banking offices, one loan production office and 107 ATM machines in West Virginia, Ohio and western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc.

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

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, due from banks —interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

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

Securities acquired in acquisitions are recorded at fair value with the premium or discount derived from the fair market value adjustment recognized into interest income on a level yield basis over the remaining life of the security.

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

Amortization and accretion: Generally, premiums are amortized to call date and discounts are accreted to maturity, on a level yield basis.

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

The evaluation includes an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain loans for impairment. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies, the volatility of historical loss rates, the velocity of changes in historical loss rates, and regulatory guidance pertaining to the allowance for credit losses. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial real estate and commercial and industrial loans greater than $1 million that are reported as non-accrual or a TDR are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for loans that are not individually tested for impairment based on historical loss rates adjusted for the impact of the qualitative factors discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade or groups of pass grades using a migration analysis that categorizes each charged-off loan based on its risk grade twelve months prior to the charge-off. Historical loss rates for commercial real estate land and construction, residential real estate, home equity and consumer loans are determined for the total of each category of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

Management has determined that the greater of the most recent twelve or thirty-six month historical loss rate is generally the most indicative of probable losses in the portfolio because the twelve month loss rate more accurately reflects the adverse impact of current conditions during periods of economic stress while the thirty-six month loss rate more accurately reflects probable losses during normal economic cycles. Historical loss rates for longer periods than thirty-six months may not be as meaningful because of changes in the risk profile and characteristics of the portfolio that can occur over longer periods of time. However, management does evaluate historical loss rates for periods longer than thirty-six months to give adequate consideration to the longer economic cycle and its impact on probable losses in the current period.

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

The restructuring of a loan does not have a material effect on the allowance or provision for credit losses as the internal risk grade of a loan has more influence on the allowance than the classification of a loan as a TDR. The internal risk rating is the primary factor for establishing the allowance for commercial loans, including commercial real estate except for loans that are individually evaluated for impairment, in which case a specific reserve is established pursuant to GAAP. Portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans.

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

Goodwill is evaluated for impairment by either assessing qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test, or WesBanco may elect to perform the two-step goodwill impairment test. Under the qualitative assessment, WesBanco assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts, including goodwill. If it is more likely than not, the two-step goodwill impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. In the first step, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, step two, which involves comparing the implied fair value of goodwill to its carrying value, is completed and to the extent that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

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

Income Taxes—The provision for income taxes included in the Consolidated Statements of Income includes both federal and state income taxes and is based on income in the financial statements, rather than amounts reported on WesBanco’s income tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A test of the anticipated realizeability of deferred tax assets is performed at least annually.

Fair Value—The Accounting Standards Codification defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs. The Codification also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are described below:

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

Earnings Per Common Share—Basic earnings per common share (“EPS”) are calculated by dividing net income available to common shareholders, by the weighted-average number of shares of common stock outstanding during the period. For diluted EPS, the weighted-average number of shares for the period is increased by the number of shares which would be issued assuming the exercise of in-the-money common stock options and any outstanding warrants. Restricted stock shares are recorded as issued and outstanding upon their grant, rather than upon vesting, and therefore are included in the weighted-average shares outstanding due to voting rights granted at the time restricted stock is granted.

Trust Assets—Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain money market trust assets are held on deposit at the Bank and are accounted for as such.

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

Defined Benefit Pension Plan—WesBanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. WesBanco recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected stream of future benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially-derived market-related value, an assumed rate of annual compensation increase, and amortization or accretion of actuarial gains and losses as well as other actuarial assumptions. The plan has been closed to new entrants since August, 2007.

Recent Accounting Pronouncements—In November 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2014-17) related to pushdown accounting. The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The pronouncement is effective on November 18, 2014, after this date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. WesBanco will make an election to apply push down accounting guidance to future change-in-control events either in the reporting period in with they occur or in subsequent periods. The adoption of this pronouncement did not impact WesBanco’s Consolidated Financial Statements.

In August 2014, the FASB issued an accounting pronouncement (ASU 2014-14) related to the classification of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based upon the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may be adopted under either a modified retrospective transition method or a prospective transition method. However, the same method of transition as elected under ASU 2014-04 must be applied. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2014	2013	2012
Numerator for both basic and diluted earnings per common share:
Net income	$69,974	$63,925	$49,544

Denominator:
Total average basic common shares outstanding	29,249,499	29,270,922	26,867,227
Effect of dilutive stock options and warrant	84,377	73,761	21,620

Total diluted average common shares outstanding	29,333,876	29,344,683	26,888,847

Earnings per common share—basic	$2.39	$2.18	$1.84
Earnings per common share—diluted	$2.39	$2.18	$1.84

Stock options representing shares of 0, 42,701 and 159,569 were not included in the computation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively, because to do so would have been anti-dilutive.

On February 10, 2015, WesBanco issued approximately 9.2 million shares to complete its acquisition of ESB Financial Corporation (“ESB”). For additional information relating to the acquisition, refer to Note 23, “Subsequent Events.”

NOTE 3. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2014				December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$86,964	$1,087	$(315)	$87,736	$75,164	$6	$(1,938)	$73,232
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	703,535	4,336	(6,758)	701,113	707,000	3,191	(15,924)	694,267
Obligations of states and political subdivisions	86,073	5,365	(5)	91,433	112,536	4,165	(355)	116,346
Corporate debt securities	25,974	141	(119)	25,996	38,777	174	(470)	38,481

Total debt securities	$902,546	$10,929	$(7,197)	$906,278	$933,477	$7,536	$(18,687)	$922,326
Equity securities	10,304	842	—	11,146	10,597	1,463	—	12,060

Total available-for-sale securities	$912,850	$11,771	$(7,197)	$917,424	$944,074	$8,999	$(18,687)	$934,386

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$79,004	$3,262	$(246)	$82,020	$99,409	$2,804	$(1,023)	$101,190
Obligations of states and political subdivisions	507,927	23,917	(1,043)	530,801	496,396	10,158	(13,906)	492,648
Corporate debt securities	6,739	106	(49)	6,796	2,715	—	(245)	2,470

Total held-to-maturity securities	$593,670	$27,285	$(1,338)	$619,617	$598,520	$12,962	$(15,174)	$596,308

Total securities	$1,506,520	$39,056	$(8,535)	$1,537,041	$1,542,594	$21,961	$(33,861)	$1,530,694

At December 31, 2014 and 2013, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2014. In many instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2014
(in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Obligations of government agencies	$—	$25,645	$44,952	$17,139	$—	$87,736
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	701,113	701,113
Obligations of states and political subdivisions	6,312	33,242	19,089	32,790	—	91,433
Corporate debt securities	10,034	2,080	9,015	4,867	—	25,996
Equity securities (2)	—	—	—	—	11,146	11,146

Total available-for-sale securities	$16,346	$60,967	$73,056	$54,796	$712,259	$917,424

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$82,020	$82,020
Obligations of states and political subdivisions	3,377	13,876	216,427	297,121	—	530,801
Corporate debt securities	—	—	6,796	—	—	6,796

Total held-to-maturity securities	$3,377	$13,876	$223,223	$297,121	$82,020	$619,617

Total securities	$19,723	$74,843	$296,279	$351,917	$794,279	$1,537,041

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $593.7 million.

Securities with aggregate fair values of $706.5 million and $701.7 million at December 31, 2014 and 2013, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $16.2 million, $9.3 million and $202.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income net of tax, as of December 31, 2014, 2013 and 2012 were $2.9 million, ($6.1) million and $13.0 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of securities for the years ended December 31, 2014, 2013 and 2012, respectively.

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Gross realized gains	$1,131	$922	$2,680
Gross realized losses	(228)	(238)	(217)

Net realized gains (losses)	$903	$684	$2,463

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2014 and 2013:

	December 31, 2014
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$19,362	$(77)	5	$19,757	$(238)	4	$39,119	$(315)	9
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	78,786	(386)	19	240,055	(6,618)	43	318,841	(7,004)	62
Obligations of states and political subdivisions	12,615	(96)	15	61,548	(952)	93	74,163	(1,048)	108
Corporate debt securities	2,969	(31)	1	4,573	(137)	2	7,542	(168)	3

Total temporarily impaired securities	$113,732	$(590)	40	$325,933	$(7,945)	142	$439,665	$(8,535)	182

	December 31, 2013
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$54,356	$(1,911)	15	$5,083	$(27)	2	$59,439	$(1,938)	17
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	513,495	(14,639)	89	37,002	(2,308)	11	550,497	(16,947)	100
Obligations of states and political subdivisions	181,667	(10,830)	277	47,793	(3,431)	76	229,460	(14,261)	353
Corporate debt securities	19,837	(560)	7	2,845	(155)	1	22,682	(715)	8

Total temporarily impaired securities	$769,355	$(27,940)	388	$92,723	$(5,921)	90	$862,078	$(33,861)	478

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $11.6 million at December 31, 2014 and 2013, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.4 million and $2.7 million at December 31, 2014 and 2013, respectively.

	December 31,	December 31,
(in thousands)	2014	2013
Commercial real estate:
Land and construction	$262,643	$263,117
Improved property	1,682,817	1,649,802

Total commercial real estate	1,945,460	1,912,919

Commercial and industrial	638,410	556,249
Residential real estate	928,770	890,804
Home equity	330,031	284,687
Consumer	244,095	250,258

Total portfolio loans	4,086,766	3,894,917

Loans held for sale	5,865	5,855

Total loans	$4,092,631	$3,900,772

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31,
	2014
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$6,056	$18,157	$9,925	$5,673	$2,017	$5,020	$520	$47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total beginning allowance for credit losses	6,357	18,219	10,055	5,678	2,102	5,039	520	47,970

Provision for credit losses:
Provision for loan losses	(402)	1,239	1,429	1,692	849	1,144	601	6,552
Provision for loan commitments	(107)	(52)	(18)	4	5	21	—	(147)

Total provision for credit losses	(509)	1,187	1,411	1,696	854	1,165	601	6,405

Charge-offs	—	(2,426)	(3,485)	(2,437)	(652)	(3,120)	(779)	(12,899)
Recoveries	—	603	1,194	454	115	1,034	233	3,633

Net charge-offs	—	(1,823)	(2,291)	(1,983)	(537)	(2,086)	(546)	(9,266)

Balance at end of period:
Allowance for loan losses	5,654	17,573	9,063	5,382	2,329	4,078	575	44,654
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total ending allowance for credit losses	$5,848	$17,583	$9,175	$5,391	$2,419	$4,118	$575	$45,109

	For the Year Ended December 31,
	2013
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$3,741	$23,614	$9,326	$7,182	$2,458	$5,557	$821	$52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total beginning allowance for credit losses	3,768	23,639	9,541	7,188	2,507	5,576	821	53,040

Provision for credit losses:
Provision for loan losses	2,726	843	1,633	1,169	(8)	2,138	324	8,825
Provision for loan commitments	274	37	(85)	(1)	36	—	—	261

Total provision for credit losses	3,000	880	1,548	1,168	28	2,138	324	9,086

Charge-offs	(536)	(6,915)	(1,505)	(3,079)	(549)	(3,819)	(880)	(17,283)
Recoveries	125	615	471	401	116	1,144	255	3,127

Net charge-offs	(411)	(6,300)	(1,034)	(2,678)	(433)	(2,675)	(625)	(14,156)

Balance at end of period:
Allowance for loan losses	6,056	18,157	9,925	5,673	2,017	5,020	520	47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total ending allowance for credit losses	$6,357	$18,219	$10,055	$5,678	$2,102	$5,039	$520	$47,970

	For the Year Ended December 31,
	2012
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,842	$24,748	$11,414	$5,638	$1,962	$5,410	$796	$54,810
Allowance for loan commitments	74	21	323	4	33	13	—	468

Total beginning allowance for credit losses	4,916	24,769	11,737	5,642	1,995	5,423	796	55,278

Provision for credit losses:
Provision for loan losses	2,171	5,452	2,147	5,039	1,610	2,963	619	20,001
Provision for loan commitments	(47)	4	(108)	2	16	6	—	(127)

Total provision for credit losses	2,124	5,456	2,039	5,041	1,626	2,969	619	19,874

Charge-offs	(3,879)	(7,693)	(4,625)	(3,902)	(1,144)	(3,851)	(871)	(25,965)
Recoveries	607	1,107	390	407	30	1,035	277	3,853

Net charge-offs	(3,272)	(6,586)	(4,235)	(3,495)	(1,114)	(2,816)	(594)	(22,112)

Balance at end of period:
Allowance for loan losses	3,741	23,614	9,326	7,182	2,458	5,557	821	52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total ending allowance for credit losses	$3,768	$23,639	$9,541	$7,188	$2,507	$5,576	$821	$53,040

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential
	Land and	Improved	and	Real	Home		Over-
(in thousands)	Construction	Property	Industrial	Estate	Equity	Consumer	draft	Total
December 31, 2014
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$2,765	$1,033	$—	$—	$—	$—	$3,798
Allowance for loans collectively evaluated for impairment	5,654	14,808	8,030	5,382	2,329	4,078	575	40,856
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total allowance for credit losses	$5,848	$17,583	$9,175	$5,391	$2,419	$4,118	$575	$45,109

Portfolio loans:
Individually evaluated for impairment (1)	$—	$11,469	$2,844	$—	$—	$—	$—	$14,313
Collectively evaluated for impairment	262,643	1,671,348	635,566	928,770	330,031	244,095	—	4,072,453

Total portfolio loans	$262,643	$1,682,817	$638,410	$928,770	$330,031	$244,095	$—	$4,086,766

December 31, 2013
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$51	$681	$—	$—	$—	$—	$732
Allowance for loans collectively evaluated for impairment	6,056	18,106	9,244	5,673	2,017	5,020	520	46,636
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total allowance for credit losses	$6,357	$18,219	$10,055	$5,678	$2,102	$5,039	$520	$47,970

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,321	$1,754	$—	$—	$—	$—	$6,075
Collectively evaluated for impairment	263,117	1,645,481	554,495	890,804	284,687	250,258	—	3,888,842

Total portfolio loans	$263,117	$1,649,802	$556,249	$890,804	$284,687	$250,258	$—	$3,894,917

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2014
Pass	$257,218	$1,627,771	$617,742	$2,502,731
Criticized—compromised	3,645	17,873	12,770	34,288
Classified—substandard	1,780	37,173	7,898	46,851
Classified—doubtful	—	—	—	—

Total	$262,643	$1,682,817	$638,410	$2,583,870

As of December 31, 2013
Pass	$253,231	$1,548,780	$531,573	$2,333,584
Criticized—compromised	6,498	57,983	10,768	75,249
Classified—substandard	3,388	43,039	13,908	60,335
Classified—doubtful	—	—	—	—

Total	$263,117	$1,649,802	$556,249	$2,469,168

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $15.2 million at December 31, 2014 and $14.4 million at December 31, 2013, of which $2.2 and $2.0 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2014
Commercial real estate:
Land and construction	$261,356	$20	$—	$1,267	$1,287	$262,643	$71
Improved property	1,665,363	961	4,772	11,721	17,454	1,682,817	—

Total commercial real estate	1,926,719	981	4,772	12,988	18,741	1,945,460	71
Commercial and industrial	634,482	1,834	240	1,854	3,928	638,410	22
Residential real estate	915,968	1,237	3,384	8,181	12,802	928,770	1,306
Home equity	325,291	1,877	895	1,968	4,740	330,031	570
Consumer	240,365	2,571	685	474	3,730	244,095	319

Total portfolio loans	4,042,825	8,500	9,976	25,465	43,941	4,086,766	2,288
Loans held for sale	5,865	—	—	—	—	5,865	—

Total loans	$4,048,690	$8,500	$9,976	$25,465	$43,941	$4,092,631	$2,288

Impaired loans included above are as follows:
Non-accrual loans	$7,562	$2,884	$5,552	$22,820	$31,256	$38,818
TDRs accruing interest (1)	11,016	151	542	357	1,050	12,066

Total impaired	$18,578	$3,035	$6,094	$23,177	$32,306	$50,884

As of December 31, 2013
Commercial real estate:
Land and construction	$261,165	$2	$—	$1,950	$1,952	$263,117	$248
Improved property	1,632,973	2,482	2,346	12,001	16,829	1,649,802	318

Total commercial real estate	1,894,138	2,484	2,346	13,951	18,781	1,912,919	566
Commercial and industrial	552,414	1,112	977	1,746	3,835	556,249	—
Residential real estate	875,192	1,641	4,710	9,261	15,612	890,804	1,289
Home equity	281,004	1,581	470	1,632	3,683	284,687	411
Consumer	245,876	3,223	649	510	4,382	250,258	325

Total portfolio loans	3,848,624	10,041	9,152	27,100	46,293	3,894,917	2,591
Loans held for sale	5,855	—	—	—	—	5,855	—

Total loans	$3,854,479	$10,041	$9,152	$27,100	$46,293	$3,900,772	$2,591

Impaired loans included above are as follows:
Non-accrual loans	$9,028	$588	$2,722	$24,295	$27,605	$36,633
TDRs accruing interest (1)	13,595	171	881	214	1,266	14,861

Total impaired	$22,623	$759	$3,603	$24,509	$28,871	$51,494

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

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

The following tables summarize impaired loans:

	Impaired Loans
	December 31, 2014			December 31, 2013
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,588	$1,488	$—	$2,663	$2,564	$—
Improved property	16,480	14,684	—	21,421	19,628	—
Commercial and industrial	3,152	2,597	—	3,773	3,249	—
Residential real estate	20,077	18,544	—	22,006	20,090	—
Home equity	2,890	2,663	—	2,675	2,506	—
Consumer	1,287	1,086	—	1,402	1,182	—

Total impaired loans without a specific allowance	45,474	41,062	—	53,940	49,219	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	7,980	7,980	2,765	729	729	51
Commercial and industrial	1,842	1,842	1,033	1,546	1,546	681

Total impaired loans with a specific allowance	9,822	9,822	3,798	2,275	2,275	732

Total impaired loans	$55,296	$50,884	$3,798	$56,215	$51,494	$732

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off.

	Impaired Loans
	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,977	$35	$4,552	$87	$9,054	$157
Improved property	17,669	441	22,702	610	28,493	632
Commercial and industrial	3,561	103	3,757	112	6,408	123
Residential real estate	18,829	855	19,915	803	15,724	639
Home equity	2,356	75	2,262	68	1,324	64
Consumer	1,122	97	1,377	89	480	95

Total impaired loans without a specific allowance	45,514	1,606	54,565	1,769	61,483	1,710

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	1,234	—	2,888	54
Improved property	2,795	348	2,746	22	7,388	196
Commercial and industrial	2,075	95	309	89	—	—

Total impaired loans with a specific allowance	4,870	443	4,289	111	10,276	250

Total impaired loans	$50,384	$2,049	$58,854	$1,880	$71,759	$1,960

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2014	December 31, 2013
Commercial real estate:
Land and construction	$1,488	$2,564
Improved property	20,227	17,305

Total commercial real estate	21,715	19,869

Commercial and industrial	4,110	4,380
Residential real estate	10,329	10,240
Home equity	1,923	1,604
Consumer	741	540

Total	$38,818	$36,633

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2014			December 31, 2013
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$464	$464	$—	$1,601	$1,601
Improved property	2,437	1,850	4,287	3,052	3,658	6,710

Total commercial real estate	2,437	2,314	4,751	3,052	5,259	8,311

Commercial and industrial	329	478	807	415	579	994
Residential real estate	8,215	2,074	10,289	9,850	2,991	12,841
Home equity	740	245	985	902	289	1,191
Consumer	345	309	654	642	206	848

Total	$12,066	$5,420	$17,486	$14,861	$9,324	$24,185

As of December 31, 2014, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2014 and 2013:

	New TDRs (1) For the Year Ended December 31, 2014			New TDRs (1) For the Year Ended December 31, 2013
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	2	$366	$353
Improved property	9	1,638	1,437	10	769	564

Total commercial real estate	9	1,638	1,437	12	1,135	917

Commercial and industrial	3	231	163	8	173	162
Residential real estate	8	424	400	30	2,688	2,557
Home equity	—	—	—	5	122	92
Consumer	11	199	167	13	144	101

Total	31	$2,492	$2,167	68	$4,262	$3,829

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the years ended December 31, 2014 and 2013 that were restructured within the last twelve months prior to December 31, 2014 and 2013:

	Defaulted TDRs (1) For the Year Ended December 31, 2014		Defaulted TDRs (1) For the Year Ended December 31, 2013
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	1	14
Residential real estate	—	—	12	1,043
Home equity	—	—	2	51
Consumer	1	26	—	—

Total	1	$26	15	$1,108

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2014 and 2013.

TDRs that defaulted during the twelve month period that were restructured during the twelve months ended December 31, 2014 represented 0.2% of the total TDR balance at December 31, 2014. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At December 31, 2014, the loan in the table above was not accruing interest.

The following table summarizes the recognition of interest income on impaired loans:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Average impaired loans	$50,384	$58,854	$71,759
Amount of contractual interest income on impaired loans	3,260	3,225	3,463
Amount of interest income recognized on impaired loans	2,049	1,880	1,960

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2014	2013
Other real estate owned	$4,920	$4,689
Repossessed assets	162	171

Total other real estate owned and repossessed assets	$5,082	$4,860

Residential real estate included in other real estate owned at December 31, 2014 and December 31, 2013 was $0.6 million and $0.4 million, respectively. At December 31, 2014, formal foreclosure proceedings were in process on residential real estate loans totaling $5.6 million.

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2014	2013
Land and improvements	$28,158	$26,666
Buildings and improvements	105,436	102,980
Furniture and equipment	66,149	83,023

Total cost	199,743	212,669
Accumulated depreciation and amortization	(106,608)	(119,512)

Total premises and equipment, net	$93,135	$93,157

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2014, 2013 and 2012 was $7.4 million, $7.0 million and $6.1 million, respectively.

WesBanco leases certain premises and equipment under non-cancellable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under leases was $2.7 million, $2.7 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2014 are as follows (in thousands):

Year	Amount
2015	$2,557
2016	1,997
2017	1,718
2018	1,373
2019	1,089
2020 and thereafter	11,238

Total	$19,972

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $312.1 million at December 31, 2014 and 2013, respectively. WesBanco’s other intangible assets of $7.4 million and $9.3 million at December 31, 2014 and 2013, respectively, primarily consist of core deposit and other customer list intangibles which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of other intangible assets totaled $1.9 million, $2.3 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. WesBanco completed its annual goodwill impairment evaluation as of November 30, 2014 and determined that goodwill was not impaired as of December 31, 2014 as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2014, the date of the most recent goodwill impairment evaluation. Additionally, there were no events or changes in circumstances indicating impairment of intangible assets as of December 31, 2014.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2014	2013
Other intangible assets:
Gross carrying amount	$38,048	$38,048
Accumulated amortization	(30,640)	(28,720)

Net carrying amount of other intangible assets	$7,408	$9,328

The following table shows the amortization on WesBanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2015	$1,634
2016	1,401
2017	1,179
2018	965
2019	767

NOTE 7. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because WesBanco is not considered the primary beneficiary. All of WesBanco’s investments in limited partnerships are privately held, and their market values are not readily available. Investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period. At December 31, 2014 and 2013, WesBanco had $1.7 million and $2.6 million, respectively, invested in these partnerships. WesBanco also recognizes the unconditional unfunded equity commitments of $0.6 million and $1.1 million at December 31, 2014 and 2013, respectively, in other liabilities. For the years ended December 31, 2014, 2013 and 2012, WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses and impairment of $0.9 million, $1.2 million, and $1.5 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $0.7 million, $0.8 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

WesBanco is also a limited partner in six other limited partnerships which provide seed money and capital to startup companies, and financing to low-income housing projects. At December 31, 2014 and 2013, WesBanco had $4.4 million and $4.6 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ net gains of $305 thousand, $31 thousand and $5 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 8. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $706.1 million and $809.7 million as of December 31, 2014 and 2013, respectively. Interest expense on certificates of deposit of $100 thousand or more was $7.5 million, $13.0 million and $14.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2015	$764,694
2016	262,625
2017	87,611
2018	86,341
2019	82,251
2020 and thereafter	21,574

Total	$1,305,096

NOTE 9. FHLB AND OTHER SHORT-TERM BORROWINGS

WesBanco is a member of the FHLB system. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2014 and 2013, WesBanco had FHLB borrowings of $223.1 million and $39.5 million, with a remaining weighted-average interest rate of 0.91% and 3.81%, respectively, with $150.9 million representing short-term borrowings at December 31, 2014. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $11.6 million at December 31, 2014 and 2013, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at December 31, 2014 and 2013 was estimated to be approximately $1.5 billion and $1.6 billion, respectively.

Other short-term borrowings of $80.7 million and $150.5 million at December 31, 2014, and 2013, respectively, may consist of securities sold under agreements to repurchase, federal funds purchased, and outstanding borrowings on a revolving line of credit. At December 31, 2014 and 2013, securities sold under agreements to repurchase were $80.7 million and $130.5 million, with a weighted average interest rate during the year of 1.36% and 1.87%, respectively. There were $20.0 million of federal funds purchased with an interest rate of 0.70% as of December 31, 2013. There were no outstanding balances of federal funds purchased at December 31, 2014.

The parent company revolving line of credit matures September 4, 2015. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, and includes certain covenants that WesBanco was in compliance with at December 31, 2014, provides for aggregate outstanding borrowings of up to $25.0 million. There were no outstanding balances as of either December 31, 2014 or 2013.

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

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. All of the Trust Preferred Securities qualified under the current rules as Tier 1 instruments at December 31, 2014, but no such securities issued in the future will count as Tier 1 capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

The following table shows WesBanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2014:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
WesBanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	4,980	155	5,135	6/30/2035	6/30/2015

Total	$102,980	$3,196	$106,176

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 3.41% through March 30, 2015, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 3.35% through March 26, 2015, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 2.89% through March 17, 2015, adjustable quarterly.
(4)	Variable rate based on the three-month LIBOR plus 1.77% with a current rate of 2.01% through March 17, 2015, adjustable quarterly.

(5)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 2.63% through January 18, 2015, adjustable quarterly.
(6)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 2.53% through January 18, 2015, adjustable quarterly.
(7)	Fixed rate of 5.96% through June 30, 2015 and three-month LIBOR plus 1.60% thereafter, adjustable quarterly.

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2014	2013
Accumulated benefit obligation at end of year	$103,447	$81,478

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$90,640	$94,502
Service cost	2,909	3,120
Interest cost	4,745	4,096
Actuarial (gain) loss	25,392	(8,286)
Benefits paid	(5,425)	(2,792)

Projected benefit obligation at end of year	$118,261	$90,640

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$100,274	$82,608
Actual return on plan assets	7,688	15,458
Employer contribution	7,500	5,000
Benefits paid	(5,425)	(2,792)

Fair value of plan assets at end of year	$110,037	$100,274

Amounts recognized in the statement of financial position:
Funded status	$(8,224)	$9,634

Net amounts recognized as (payable) receivable pension costs in the consolidated balance sheets	$(8,224)	$9,634

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$182	$227
Unrecognized net loss	35,834	12,371

Net amounts recognized in accumulated other comprehensive income (before tax)	$36,016	$12,598

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.33%	5.17%
Rate of compensation increase	3.77%	3.97%
Expected long-term return on assets	7.00%	7.25%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the years ended December 31,
(dollars in thousands)	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$2,909	$3,120	$2,737
Interest cost	4,745	4,096	3,882
Expected return on plan assets	(7,229)	(5,993)	(5,541)
Amortization of prior service cost	45	45	45
Amortization of net loss	1,471	3,534	2,287

Net periodic pension cost	$1,941	$4,802	$3,410

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss for period	$24,934	$(17,751)	$12,143
Amortization of prior service cost	(45)	(45)	(45)
Amortization of net loss	(1,471)	(3,534)	(2,287)

Total recognized in other comprehensive income	$23,418	$(21,330)	$9,811

Total recognized in net periodic pension cost and other comprehensive income	$25,359	$(16,528)	$13,221

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.17%	4.36%	5.11%
Rate of compensation increase	3.97%	3.00%	3.00%
Expected long-term return on assets	7.25%	7.25%	7.75%

The estimated net loss and prior service credit for the Plan that will be amortized from accumulated other comprehensive income into the net periodic pension cost over the next fiscal year are $3.6 million and $26 thousand, respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized over the average remaining service period of approximately 10 years.

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class. The rate will remain unchanged for 2015.

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

A maximum of 5% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds which invest in foreign stock. WesBanco common stock can represent up to 10% of the total market value. Corporate bonds selected for purchase must be rated Baa1 by Moody’s or BBB+ by Standard and Poor’s or higher. No more than 5% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years. There is no limit on the holdings of U.S.

Treasury or Federal Agency Securities. At December 31, 2014 and 2013 the Plan’s equity securities included 55,300 shares of WesBanco common stock with a fair market value of $1.9 million and $1.8 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2014	December 31,
		2014	2013
Asset Category:
Equity securities	55 - 75%	65%	68%
Debt securities	25 - 55%	32%	30%
Cash and cash equivalents	0 - 5%	3%	2%

Total		100%	100%

The fair values of WesBanco’s pension plan assets at December 31, 2014 and 2013, by asset category are as follows:

		December 31, 2014
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$17,182	$17,182	$—	$—
Equity securities	65,869	65,869	—	—
Corporate debt securities	15,726	—	15,726	—
Municipal obligations	2,178	—	2,178	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	13,261	—	13,261	—

Total defined benefit pension plan assets (1)	$114,216	$83,051	$31,165	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $110.0 million.

		December 31, 2013
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$9,716	$9,716	$—	$—
Equity securities	64,804	64,804	—	—
Corporate debt securities	12,752	—	12,752	—
Municipal obligations	2,041	—	2,041	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	11,450	—	11,450	—

Total defined benefit pension plan assets (1)	$100,763	$74,520	$26,243	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $100.3 million.

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

Cash Flows—WesBanco has no required minimum contribution to the Plan for 2015 and as of December 31, 2014 and expects to make a voluntary contribution of $7.5 million in 2015. WesBanco contributed $7.5 million, $5.0 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table presents estimated benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2015	$3,409
2016	3,703
2017	4,006
2018	4,353
2019	4,681
2020 to 2024	29,936

Employee Stock Ownership and 401(k) Plan (“KSOP”)—WesBanco sponsors a KSOP plan consisting of a non-contributory leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, WesBanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the past three years, WesBanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. No ESOP contribution has been made for any of the past three years.

As of December 31, 2014, the KSOP held 542,695 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Total expense for the KSOP was $2.2 million, $2.1 million, and $1.8 million in 2014, 2013 and 2012, respectively. WesBanco had 519,773 and 558,993 shares remaining for future issuance under the KSOP plan at December 31, 2014 and 2013, respectively.

Incentive Bonus, Option and Restricted Stock Plan—The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus, a Long-Term Incentive Bonus, a Stock Option component, and a Restricted Stock component. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned through the attainment of certain performance goals or on a time-based vesting requirement. Performance goals or service vesting requirements are established by WesBanco’s Compensation Committee. WesBanco had 443,388 and 568,228 shares remaining for future issuance under equity compensation plans at December 31, 2014 and 2013, respectively.

Annual Bonus

Compensation expense for the Annual Bonus was $1.5 million, $1.3 million and $1.3 million for 2014, 2013, and 2012, respectively. There was no Long-Term Incentive Bonus granted for any of these periods.

Stock Options

On May 21, 2014, WesBanco granted 83,800 stock options to selected participants, including certain named executive officers at an exercise price of $28.79 per share. The options granted in 2014 are service-based and vest in two equal installments on December 31, 2014 and December 31, 2015, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.4 million and $0.3 million for 2014 and 2013, respectively. At December 31, 2014, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.2 million with an expense recognition period of one year remaining. The maximum term of options granted under WesBanco’s stock option plan is ten years from the original grant date.

The total intrinsic value of options exercised for each of the years ended December 31, 2014 and 2013 was $0.6 million and $0.8 million, respectively. The cash received and related tax benefit realized from stock options exercised was $1.9 million and $0.2 million in 2014 and was $2.6 million and $0.3 million in 2013. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2014	2013	2012
Weighted-average life	4.8 years	4.5 years	4.9 years
Risk-free interest rate	1.37%	0.74%	0.73%
Dividend yield	3.06%	3.04%	3.40%
Volatility factor	28.82%	32.31%	32.30%
Fair value of the grants	$5.41	$5.05	$3.96

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the year ended December 31, 2014
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	297,761	$23.62
Granted during the year	83,800	28.79
Exercised during the year	(82,659)	23.46
Forfeited or expired during the year	(40,452)	29.93

Outstanding at end of the year	258,450	$24.36

Exercisable at year end	216,550	$23.51

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year end was $2.7 million and $2.4 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2014:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2008	19,950	$21.72	19,950	$21.72	0.39
2010	18,675	19.27	18,675	19.27	2.38
2011	24,250	19.76	24,250	19.76	3.38
2012	36,750	20.02	36,750	20.02	4.38
2013	75,025	25.00	75,025	25.00	5.38
2014	41,900	28.79	83,800	28.79	6.39

Total	216,550	$19.27 to $28.79	258,450	$24.36	4.77

Restricted Stock

During 2014, WesBanco granted 42,540 shares of restricted stock to certain officers. The restricted shares are service-based and cliff vest 36 months from the date of grant. The weighted average fair value of the restricted stock granted was $28.64 per share. Compensation expense relating to all restricted stock was $1.0 million, $0.8 million, and $0.6 million in 2014, 2013 and 2012, respectively. At December 31, 2014, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $1.4 million with a weighted average expense recognition period of 1.5 years remaining. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on the restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends to participants.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the year ended December 31, 2014	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2014	91,194	$23.20
Granted during the year	42,540	28.64
Vested during the year	(1,749)	20.64
Forfeited or expired during the year	(1,583)	20.28
Dividend reinvestment	3,066	31.40

Non-vested at end of the year	133,468	$25.19

NOTE 12. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, consulting fees, ATM expenses, postage, legal fees, supplies, communications, other real estate owned and foreclosure expenses, and other expenses. Other operating expenses are presented below:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Franchise and other miscellaneous taxes	$6,748	$5,887	$5,629
Consulting, regulatory and advisory fees	4,405	4,445	3,971
ATM and electronic banking interchange expenses	4,222	4,310	3,748
Postage and courier expenses	3,373	3,317	3,071
Legal fees	2,531	2,549	2,517
Supplies	2,425	2,675	2,460
Communications	1,555	2,717	2,536
Other real estate owned and foreclosure expenses	1,101	1,753	2,082
Other	10,836	9,684	9,433

Total other operating expenses	$37,196	$37,337	$35,447

NOTE 13. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Net tax-exempt interest income on securities of state and political subdivisions	(6.4%)	(6.7%)	(9.0%)
State income taxes, net of federal tax effect	1.4%	1.6%	1.5%
Bank-owned life insurance	(1.7%)	(1.9%)	(1.9%)
General business credits	(3.1%)	(3.5%)	(4.4%)
All other—net	0.1%	—	0.3%

Effective tax rate	25.3%	24.5%	21.5%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$13,346	$12,399	$12,275
State	1,684	1,837	1,393
Deferred:
Federal	8,337	6,267	(119)
State	353	260	39

Total	$23,720	$20,763	$13,588

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Securities and defined benefit pension plan unrecognized items	$(3,538)	$(3,707)	$(3,192)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2014	2013	2012
Deferred tax assets:
Allowance for loan losses	$16,386	$17,414	$19,901
Compensation and benefits	8,764	2,324	10,192
Security gains and losses	2,817	3,261	2,261
Purchase accounting adjustments	1,497	3,544	8,037
Non-accrual interest income	2,129	1,850	1,745
Tax credit carryforwards	10,163	11,517	11,838
Federal net operating loss carryforwards	597	1,415	2,316
Fair value adjustments on securities available-for-sale	—	2,772	—
Other	3,327	3,175	3,070

Gross deferred tax assets	45,680	47,272	59,360

Deferred tax liabilities:
Depreciation and amortization	(1,900)	(1,416)	(962)
Accretion on securities	(295)	(262)	(397)
Fair value adjustments on securities available-for-sale	(2,297)	—	(8,806)
Other	(1,728)	(983)	(1,257)

Gross deferred tax liabilities	(6,220)	(2,661)	(11,422)

Net deferred tax assets	$39,460	$44,611	$47,938

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

Under the provisions of the Internal Revenue Code, WesBanco has approximately $6.9 million of general business credit carryforwards which expire between 2031 and 2033. WesBanco also has $3.3 million of alternative minimum tax credits that may be carried forward indefinitely. WesBanco has deferred tax assets relating to federal net operating loss carryforwards of $0.6 million which expire between 2030 and 2031.

As a result of the acquisition of Fidelity in 2012 and the previous acquisitions of Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at both December 31, 2014 and 2013 includes $15.2 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $5.6 million for both 2014 and 2013, respectively. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $0.3 million, $0.2 million, and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At both December 31, 2014 and December 31, 2013, WesBanco had approximately $0.7 million of unrecognized tax benefits and interest. As of December 31, 2014, $0.7 million of these tax benefits would affect the effective tax rate if recognized. At December 31, 2014 and December 31, 2013, accrued interest related to uncertain tax positions was $23 thousand and $52 thousand, respectively, net of the related federal tax benefit. WesBanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. WesBanco is no longer subject to any income tax examinations for years prior to 2013. Fidelity returns are no longer subject to any income tax examinations for years prior to October 1, 2011.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the years ended December 31,
(in thousands)	2014	2013	2012
Balance at beginning of year	$673	$668	$784
Additions based on tax positions related to the current year	155	140	147
Reductions for tax positions of prior years	—	—	—
Reductions due to the statute of limitations	(127)	(135)	(263)
Settlements	—	—	—

Balance at end of year	$701	$673	$668

NOTE 14. FAIR VALUE MEASUREMENT

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Securities available-for-sale: The fair value of securities available-for-sale, which are measured on a recurring basis, are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within Level 1 or 2 in the fair value hierarchy. Certain equity securities that are lightly traded in over-the-counter markets are classified as Level 2 in the fair value hierarchy, as quoted market prices may not be available on the fair value measurement date. Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within Level 3 of the fair value hierarchy. This includes certain specific municipal debt issues for which the credit quality and discount rate must be estimated.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2014 and 2013:

		December 31, 2014 Fair Value Measurements Using:
(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities—available-for-sale
Obligations of government agencies	$87,736	$—	$87,736	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	701,113	—	701,113	—
Obligations of state and political subdivisions	91,433	—	91,433	—
Corporate debt securities	25,996	—	25,996	—
Equity securities	11,146	8,440	2,706	—

Total securities—available-for-sale	$917,424	$8,440	$908,984	$—

Total recurring fair value measurements	$917,424	$8,440	$908,984	$—

Nonrecurring fair value measurements
Impaired loans	$6,024	$—	$—	$6,024
Other real estate owned and repossessed assets	5,082	—	—	5,082
Loans held for sale	5,865	—	5,865	—

Total nonrecurring fair value measurements	$16,971	$—	$5,865	$11,106

		December 31, 2013 Fair Value Measurements Using:
(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities—available-for-sale
Obligations of government agencies	$73,232	$—	$73,232	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	694,267	—	694,267	—
Obligations of state and political subdivisions	116,346	—	116,346	—
Corporate debt securities	38,481	—	38,481	—
Equity securities	12,060	9,962	2,098	—

Total securities—available-for-sale	$934,386	$9,962	$924,424	$—

Total recurring fair value measurements	$934,386	$9,962	$924,424	$—

Nonrecurring fair value measurements
Impaired loans	$1,543	$—	$—	$1,543
Other real estate owned and repossessed assets	4,860	—	—	4,860
Loans held for sale	5,855	—	5,855	—

Total nonrecurring fair value measurements	$12,258	$—	$5,855	$6,403

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2, or 3 for the years ended December 31, 2014 and 2013.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2014:
Impaired loans	$6,024	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (39.7%) / (6.7%)
			Liquidation expenses (2)	(1.2%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,082	Appraisal of collateral (1)(3)

December 31, 2013:
Impaired loans	$1,543	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (29.1%) / (15.6%)
			Liquidation expenses (2)	(3.5%) to (8.0%) / (4.7%)
Other real estate owned and repossessed assets	4,860	Appraisal of collateral (1)(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

(in thousands)	Carrying Amount	Fair Value Estimate	Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Financial Assets
Cash and due from banks	$94,002	$94,002	$94,002	$—	$—
Securities available-for-sale	917,424	917,424	8,440	908,984	—
Securities held-to-maturity	593,670	619,617	—	618,895	722
Net loans	4,042,112	4,047,648	—	—	4,047,648
Loans held for sale	5,865	5,865	—	5,865	—
Accrued interest receivable	18,481	18,481	18,481	—	—
Bank-owned life insurance	123,298	123,298	123,298	—	—

Financial Liabilities
Deposits	5,048,983	5,056,828	3,743,887	1,312,941	—
Federal Home Loan Bank borrowings	223,126	225,456	—	225,456	—
Other borrowings	80,690	80,696	77,534	3,162	—
Junior subordinated debt	106,176	79,212	—	79,212	—
Accrued interest payable	1,620	1,620	1,620	—	—

December 31, 2013
Financial Assets
Cash and due from banks	$95,551	$95,551	$95,551	$—	$—
Securities available-for-sale	934,386	934,386	9,962	924,424	—
Securities held-to-maturity	598,520	596,308	—	595,581	727
Net loans	3,847,549	3,754,465	—	—	3,754,465
Loans held for sale	5,855	5,855	—	5,855	—
Accrued interest receivable	18,960	18,960	18,960	—	—
Bank-owned life insurance	121,390	121,390	121,390	—	—

Financial Liabilities
Deposits	5,062,530	5,076,207	3,551,052	1,525,155	—
Federal Home Loan Bank borrowings	39,508	42,314	—	42,314	—
Other borrowings	150,536	153,015	104,196	48,819	—
Junior subordinated debt	106,137	74,038	—	74,038	—
Accrued interest payable	2,354	2,354	2,354	—	—

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

NOTE 15. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

Other comprehensive income/(loss) before reclassifications	(15,768)	9,638	—	(6,130)
Amounts reclassified from accumulated other comprehensive income/(loss)	958	(620)	(299)	39

Period change	(14,810)	9,018	(299)	(6,091)

Balance at December 31, 2014	$(22,776)	$2,892	$1,059	$(18,825)

Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

Other comprehensive income/(loss) before reclassifications	11,224	(19,102)	—	(7,878)
Amounts reclassified from accumulated other comprehensive income/(loss)	2,211	(56)	(646)	1,509

Period change	13,435	(19,158)	(646)	(6,369)

Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

Balance at December 31, 2011	$(15,155)	$11,292	$2,961	$(902)

Other comprehensive income/(loss) before reclassifications	(7,660)	3,086	—	(4,574)
Amounts reclassified from accumulated other comprehensive income/(loss)	1,414	(1,346)	(957)	(889)

Period change	(6,246)	1,740	(957)	(5,463)

Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2014	2013	2012
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(981)	$(89)	$(2,142)	Net securities gains (Non-interest income)
Related income tax expense	361	33	796	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	(620)	(56)	(1,346)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(472)	(1,029)	(1,534)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	173	383	577	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	(299)	(646)	(957)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	1,516	3,579	2,332	Employee benefits (Non-interest expense)
Related income tax benefit	(558)	(1,368)	(918)	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	958	2,211	1,414

Total reclassifications for the period	$39	$1,509	$(889)

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income/(loss) see Note 3, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 11, “Employee Benefit Plans” for additional detail.

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.5 million and $0.6 million as of December 31, 2014 and December 31, 2013, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of December 31, 2014 and $0.1 million as of December 31, 2013.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2014	2013
Lines of credit	$984,352	$964,777
Loans approved but not closed	116,757	73,937
Overdraft limits	95,965	96,291
Letters of credit	23,362	18,686
Contingent obligations to purchase loans funded by other entities	8,312	6,327

Contingent Liabilities—WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 17. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

WesBanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of WesBanco Bank, is a Certified Development Entity (“CDE”) with $60.0 million of New Markets Tax Credits (“NMTC”). The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. WesBanco will be eligible to receive $23.4 million in tax credits over the seven-year credit allowance period for its investment of up to $60.0 million in WBCDC. At December 31, 2014, all of the $60.0 million in NMTC authority had been invested in WBCDC.

WesBanco Bank recognized $2.3 million, $2.2 million and $1.9 million in NMTC in its income tax provision for the years ended December 31, 2014, 2013 and 2012, respectively. The following table sets forth the NMTC expected to be claimed by WesBanco Bank on its federal income tax returns for years 2015 through 2018 with respect to aggregate QEI amounts invested as of December 31, 2014. These tax credits are subject to certain general business tax credit limitations, as well as the alternative minimum tax, and are therefore limited in deductibility currently due to the applicability of alternative minimum tax on WesBanco’s federal income tax return. A total of $6.2 million of such NMTC have been carried forward to future tax years.

(in thousands)	Aggregate QEI Amount	New Markets Tax Credit
Year		2015	2016	2017	2018
2004	$10,000	$—	$—	$—	$—
2005	10,000	—	—	—	—
2008	7,500	—	—	—	—
2009	2,500	150	—	—	—
2010	14,000	840	840	—	—
2011	5,000	300	300	300	—
2012	6,000	360	360	360	360
2013	5,000	250	300	300	300

Total	$60,000	$1,900	$1,800	$960	$660

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

At December 31, 2014, 2013 and 2012 none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2014, and the results of its operations and cash flows for the year ended December 31, 2014:

BALANCE SHEET

(in thousands)	December 31, 2014
Assets
Cash and due from banks	$24,270
Loans, net of allowance for loan losses of $249	44,676
Investments	980
Other assets	530

Total Assets	$70,456

Liabilities	$294
Shareholder Equity	70,162

Total Liabilities and Shareholder Equity	$70,456

STATEMENT OF INCOME

(in thousands)	For the year ended December 31, 2014
Interest income
Loans	$1,527

Total interest income	1,527
Provision for loan losses	43

Net interest income after provision for loan losses	1,484
Non-interest income	83
Non-interest expense	103

Income before provision for income taxes	1,464
Provision for income taxes	544

Net income	$920

STATEMENT OF CASH FLOWS

For the year ended December 31, 2014
(in thousands)
Operating Activities
Net income	$920
Provision for loan losses	43
Gain on investments	(83)
Net change in other assets	106
Net change in liabilities	(563)

Net cash provided by operating activities	423

Investing Activities
Increase in loans	(1,193)

Net cash used by investing activities	(1,193)

Financing Activities
Qualified equity investment by parent company	—

Net cash provided by financing activities	—

Net decrease in cash and cash equivalents	(770)
Cash and cash equivalents at beginning of year	25,040

Cash and cash equivalents at end of year	$24,270

NOTE 18. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $4.4 million, $4.7 million and $4.5 million as of December 31, 2014, 2013, and 2012, respectively. During 2014, $1.6 million in related party loans were funded and $1.9 million were repaid or no longer related. At December 31, 2014, 2013 and 2012, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 19. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, WesBanco. WesBanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Department of Banking. WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, WesBanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by WesBanco Bank to WesBanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2014, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $28.5 million from WesBanco Bank.

WesBanco and WesBanco Bank are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The average required reserve balance was $5.0 million during 2014 and 2013.

Additionally, WesBanco and WesBanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4% of adjusted quarterly average assets, except for certain highly-rated bank holding companies which may have a minimum Tier 1 leverage ratio of 3%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define “well-capitalized” levels of Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6%, 10%, and 5%, respectively. WesBanco and WesBanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2014 and 2013. There are no conditions or events since December 31, 2014 that management believes have changed WesBanco’s “well-capitalized” category.

The Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019, establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities issued before May 19, 2010, and increases the capital required for certain categories of assets. WesBanco has evaluated the impact of the Basel III final capital rule on its regulatory capital ratios and anticipates that the capital ratios, on a fully-phased in Basel III basis, will continue to exceed the well-capitalized minimum requirements.

WesBanco currently has $106.2 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $103.0 million, issued by unconsolidated trust subsidiaries of WesBanco underlying such junior subordinated debt, are included in Tier 1 capital in accordance with current regulatory reporting requirements. The grandfather provision of the Dodd-Frank Act permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

(dollars in thousands)	Minimum Value (1)		Well Capitalized (2)	December 31, 2014			December 31, 2013
				Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00	%(3)	N/A	$593,031	9.88%	$240,068	$544,083	9.27%	$234,863
Tier 1 capital to risk-weighted assets	4.00%		6.00%	593,031	13.76%	172,357	544,083	13.06%	166,691
Total capital to risk-weighted assets	8.00%		10.00%	638,064	14.81%	344,714	591,451	14.19%	333,382

WesBanco Bank, Inc.
Tier 1 leverage	4.00%		5.00%	$516,689	8.63%	$239,533	$502,165	8.58%	$234,109
Tier 1 capital to risk-weighted assets	4.00%		6.00%	516,689	12.04%	171,612	502,165	12.11%	165,828
Total capital to risk-weighted assets	8.00%		10.00%	561,369	13.08%	343,225	549,533	13.25%	331,656

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.
(3)	Minimum requirement is 3% for certain highly-rated bank holding companies.

NOTE 20. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2014	2013
ASSETS
Cash and short-term investments	$61,732	$22,973
Investment in subsidiaries—Bank	814,227	806,586
Investment in subsidiaries—Nonbank	5,343	5,527
Securities available-for-sale, at fair value	2,189	4,113
Other assets	17,553	18,983

Total Assets	$901,044	$858,182

LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$106,176	$106,137
Dividends payable and other liabilities	6,678	5,450

Total Liabilities	112,854	111,587
SHAREHOLDERS’ EQUITY	788,190	746,595

Total Liabilities and Shareholders’ Equity	$901,044	$858,182

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2014	2013	2012
Dividends from subsidiaries—Bank	$59,500	$42,000	$36,500
Dividends from subsidiaries—Nonbank	1,200	860	562
Income from securities	128	194	102
Net securities gain	745	6	11
Other income	416	67	96

Total income	61,989	43,127	37,271
Total expense	7,139	5,810	7,145

Income before income tax benefit and undistributed net income of subsidiaries	54,850	37,317	30,126
Income tax benefit	(2,006)	(2,132)	(2,305)

Income before undistributed net income of subsidiaries	56,856	39,449	32,431
Equity in undistributed net income of subsidiaries	13,118	24,476	17,113

NET INCOME	$69,974	$63,925	$49,544

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$69,974	$63,925	$49,544
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(13,118)	(24,476)	(17,113)
Gain on securities	(745)	(6)	(11)
Decrease (increase) in other assets	1,908	(1,957)	129
Other—net	1,968	1,975	(13)

Net cash provided by operating activities	59,987	39,461	32,536

INVESTING ACTIVITIES
Proceed from sales —securities available-for-sale	1,990	1,009	591
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	—	(104)	(23,467)

Net cash provided by (used in) investing activities	1,990	905	(22,876)

FINANCING ACTIVITIES
Repayment of junior subordinated debt	—	(7,732)	—
Issuance of common stock	—	2,539	38
Treasury shares sold (purchased)—net	1,918	(6,170)	(24)
Dividends paid to common and preferred shareholders	(25,136)	(22,243)	(18,119)

Net cash used in financing activities	(23,218)	(33,606)	(18,105)

Net increase (decrease) in cash and cash equivalents	38,759	6,760	(8,445)
Cash and short-term investments at beginning of year	22,973	16,213	24,658

Cash and short-term investments at end of year	$61,732	$22,973	$16,213

NOTE 21. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $3.8 billion, $3.7 billion and $3.2 billion at December 31, 2014, 2013, and 2012, respectively. These assets are held by WesBanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2014:
Interest income	$215,991	$—	$215,991
Interest expense	22,763	—	22,763

Net interest income	193,228	—	193,228
Provision for credit losses	6,405	—	6,405

Net interest income after provision for credit losses	186,823	—	186,823
Non-interest income	47,435	21,069	68,504
Non-interest expense	149,429	12,204	161,633

Income before provision for income taxes	84,829	8,865	93,694
Provision for income taxes	20,174	3,546	23,720

Net income	$64,655	$5,319	$69,974

For the year ended December 31, 2013:
Interest income	$217,890	$—	$217,890
Interest expense	32,403	—	32,403

Net interest income	185,487	—	185,487
Provision for credit losses	9,086	—	9,086

Net interest income after provision for credit losses	176,401	—	176,401
Non-interest income	49,708	19,577	69,285
Non-interest expense	149,136	11,862	160,998

Income before provision for income taxes	76,973	7,715	84,688
Provision for income taxes	17,677	3,086	20,763

Net income	$59,296	$4,629	$63,925

For the year ended December 31, 2012:
Interest income	$211,686	$—	$211,686
Interest expense	43,335	—	43,335

Net interest income	168,351	—	168,351
Provision for credit losses	19,874	—	19,874

Net interest income after provision for credit losses	148,477	—	148,477
Non-interest income	46,731	18,044	64,775
Non-interest expense	139,093	11,027	150,120

Income before provision for income taxes	56,115	7,017	63,132
Provision for income taxes	10,781	2,807	13,588

Net income	$45,334	$4,210	$49,544

Total non-fiduciary assets of the trust and investment services segment were $4.0 million, $3.9 million, and $2.8 million at December 31, 2014, 2013, and 2012, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

NOTE 22. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2014 and 2013.

	2014 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$53,457	$54,044	$54,303	$54,185	$215,991
Interest expense	6,132	5,737	5,692	5,199	22,763

Net interest income	47,325	48,307	48,611	48,986	193,228
Provision for credit losses	2,199	849	1,478	1,880	6,405

Net interest income after provision for credit losses	45,126	47,458	47,133	47,106	186,823
Non-interest income	17,039	18,076	16,073	16,413	67,601
Net securities gains	10	165	581	147	903
Non-interest expense	40,095	40,304	39,263	41,972	161,633

Income before income taxes	22,080	25,395	24,524	21,694	93,694
Provision for income taxes	5,659	6,520	6,358	5,182	23,720

Net income	$16,421	$18,875	$18,166	$16,512	$69,974

Earnings per common share—basic	$0.56	$0.65	$0.62	$0.56	$2.39

Earnings per common share—diluted	$0.56	$0.64	$0.62	$0.56	$2.39

	2013 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest income	$54,892	$54,424	$54,317	$54,257	$217,890
Interest expense	8,764	8,435	8,186	7,019	32,403

Net interest income	46,128	45,989	46,131	47,238	185,487
Provision for credit losses	2,102	1,021	2,819	3,144	9,086

Net interest income after provision for credit losses	44,026	44,968	43,312	44,094	176,401
Non-interest income	17,480	17,038	17,131	16,953	68,601
Net securities gains	16	686	(15)	(3)	684
Non-interest expense	40,747	39,499	40,009	40,743	160,998

Income before income taxes	20,775	23,193	20,419	20,301	84,688
Provision for income taxes	4,754	6,176	4,884	4,948	20,763

Net income	$16,021	$17,017	$15,535	$15,353	$63,925

Earnings per common share—basic	$0.55	$0.58	$0.53	$0.52	$2.18

Earnings per common share—diluted	$0.55	$0.58	$0.53	$0.52	$2.18

NOTE 23. SUBSEQUENT EVENTS

On February 10, 2015, WesBanco completed its acquisition of ESB Financial Corporation (“ESB”), and its wholly-owned banking subsidiary, ESB Bank, a Pennsylvania-chartered savings bank headquartered in Ellwood City, Pennsylvania. At December 31, 2014, ESB had approximately $1.9 billion in assets, which included $0.7 billion in loans, and $1.1 billion in securities. The acquisition was valued at approximately $340.0 million and resulted in WesBanco issuing approximately 9.2 million shares of its common stock and $37.2 million in cash in exchange for ESB common stock. The assets and liabilities of ESB will be recorded on WesBanco’s balance sheet at their preliminary estimated fair values as of February 10, 2015, the acquisition date, and ESB’s results of operations will be included in WesBanco’s Consolidated Statements of Income from that date. For the twelve months ended December 31, 2014, WesBanco recorded merger-related expenses of $1.3 million associated with the ESB acquisition. WesBanco accounts for business combinations using the acquisition method of accounting. The initial accounting and determination of the fair values of the assets and liabilities resulting from the business combination was incomplete at the time of this filing due to the timing of the closing of the acquisition in relation to WesBanco’s required Form 10-K filing deadline. A more complete disclosure of the business combination is expected to be reported in WesBanco’s Form 10-Q as of March 31, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2014, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

On February 25, 2015, Wesbanco announced that Bernard P. Twigg stepped down as Executive Vice President—Chief Lending Officer and assumed a new position with reduced responsibilities as Executive Vice President—Director of Community Affairs. In his new capacity as Director of Community Affairs he will be responsible for managing the Bank’s relations with state and local governments, institutional clients, governmental agencies, community organizations and elected officials.

Mr. Twigg entered into an Amended and Restated Employment Agreement dated February 25, 2015 (“Restated Agreement”) which amended his current Employment Agreement dated July 7, 2003 (“Original Agreement”). The two agreements are substantially the same except that his responsibilities have been changed and reduced and his base compensation has been reduced to $150,000 from its current amount of $244,950 (reported base compensation for 2014).

The Restated Agreement is structured similarly to the Original Agreement in that it is a revolving three-year term, with the initial term commencing March 1, 2015 and continuing until February 28, 2018. The term of the Restated Agreement will automatically extend on each anniversary for an additional year, which will create an ongoing new three-year term, unless either party gives notice of non-renewal. The Restated Agreement also contains other provisions customary to similar agreements, including a provision relating to the non-disclosure of confidential information.

Wesbanco also announced his successor in the position of Chief Lending Officer and named Jayson M. Zatta, currently Executive Vice President—Senior Commercial Banker, to the position. Mr. Zatta has served as a commercial lending officer serving in various executive capacities with the Bank since 2008. He previously served in various lending capacities for 22 years with Huntington Bank and its predecessors.

Wesbanco also announced the retirement date of Peter W. Jaworski, its Executive Vice President—Chief Credit Officer, who has provided notice of his retirement on July 29, 2015. Mr. Jaworski has served in that capacity since May, 2002. Mr. Jaworski joined Wesbanco in 1995. In conjunction with that announcement Wesbanco also announced his successor indicating that his position would be filled by Ivan L. Burdine. Mr. Burdine currently serves as Senior Vice President—Senior Credit Officer and will work with Mr. Jaworski during the interim period until his retirement.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	258,450	$24.36	443,388
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(3) EXHIBIT LISTING Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location
2.1	Agreement and Plan of Merger dated July 19, 2012 by and among, WesBanco, Inc., WesBanco Bank Inc., Fidelity Bancorp, Inc., and Fidelity Savings Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 20, 2012

2.2	Agreement and Plan of Merger dated October 29, 2014 by and between Wesbanco, Inc., Wesbanco Bank, Inc., ESB Financial Corporation and ESB Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 29, 2014

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated February 24, 2011).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 25, 2011.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Form of Common Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.5	Form of Preferred Securities Certificate of WesBanco, Inc. Capital Trust II (included as an exhibit to Exhibit 4.3).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.6	Guarantee Agreement between WesBanco, Inc. and The Bank of New York.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.7	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

Exhibit Number	Document	Location
4.8	Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.9	Form of Capital Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.10	Form of Common Security Certificate of WesBanco, Inc. Capital Statutory Trust III (included as an exhibit to Exhibit 4.8).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.11	Guarantee Agreement between WesBanco, Inc. and U.S. Bank National Association.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.12	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.13	Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.14	Form of Capital Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.15	Form of Common Security Certificate of WesBanco Capital Trust IV (included as an exhibit to Exhibit 4.13).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.16	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.17	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.18	Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.19	Form of Capital Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.20	Form of Common Security Certificate of WesBanco Capital Trust V (included as an exhibit to Exhibit 4.18).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.21	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

Exhibit Number	Document	Location
4.22	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.23	Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.24	Form of Capital Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.25	Form of Common Security Certificate of WesBanco Capital Trust VI (included as an exhibit to Exhibit 4.23).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.26	Guarantee Agreement by and between WesBanco, Inc. and Wilmington Trust Company dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.27	Warrant to Purchase Common Stock of WesBanco, Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 3, 2012.

10.1	WesBanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 22, 2010.

10.2	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.**	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.3	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.4	Form of employment agreement by and between WesBanco Bank Inc., executive officers, and WesBanco, Inc. (effective date) as follows: Peter W. Jaworski (effective May 28, 2003), Bernard P. Twigg (effective July 7, 2003) and Lynn D. Asensio (effective January 7, 2006).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.5	Letter Agreement and Committed Line of Credit Note, dated September 5, 2014, between WesBanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 8, 2014.

10.6	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

Exhibit Number	Document	Location
10.7	Form of Amended and Restated Salary Continuation Agreement by and between WesBanco Bank, Inc. and Paul M. Limbert (along with the related 10 year benefit of $100,000 at age 65).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.8	Form of Amended and Restated Salary Continuation Agreement – With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000); Peter W. Jaworski ($25,000) and Brent E. Richmond ($12,000).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.9	WesBanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.10	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Peter W. Jaworski, Brent E. Richmond and Michael L. Perkins.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.11	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Robert H. Young, and Bernard B. Twigg.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.12	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.13	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.14	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.15	Consulting Agreement dated December 3, 2012 by and between WesBanco, Inc., and Richard G. Spencer.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 3, 2012.

10.16	Amended and Restated Employment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Jonathan D. Dargusch.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.17	Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Jonathan D. Dargusch.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.18	Restricted Stock Agreement by and between WesBanco, Inc. and Todd F. Clossin.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

Exhibit Number	Document	Location
10.19	Amended and Restated Employment Agreement, dated April 24, 2014, by and between WesBanco Bank, Inc., Todd F. Clossin and WesBanco, Inc.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2014.

10.20	Change in Control Agreement, dated April 24, 2014, by and among WesBanco, Inc., WesBanco Bank, Inc. and Todd F. Clossin.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2014.

10.21	WesBanco, Inc. KSOP, Amended and Restated, effective January 1, 2014. **	*

10.22	First Amendment to the WesBanco, Inc. KSOP, effective January 1, 2014.**	*

10.23	Second Amendment to the WesBanco, Inc. KSOP, effective January 1, 2014.**	*

10.24	Amended and Restated Employment Agreement, dated February 25, 2015, by and between WesBanco Bank, Inc., Bernard P. Twigg and WesBanco, Inc.**	*

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 2, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	The following materials from WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.	***

*	Filed herewith
**	Indicates management compensatory plan, contract, or arrangement
***	Filed electronically

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

WESBANCO, INC.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 27, 2015.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ James C. Gardill
James C. Gardill
Chairman of the Board

The Directors of WesBanco (listed below) executed a power of attorney appointing Todd F. Clossin their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ Todd F. Clossin
Todd F. Clossin
Attorney-in-fact

Ray A. Byrd	Paul M. Limbert
Christopher V. Criss	Jay T. McCamic
John W. Fisher, II	Ronald W. Owen
Ernest S. Fragale	Richard G. Spencer
Vaughn L. Kiger	Reed J. Tanner
D. Bruce Knox	Charlotte A. Zuschlag