Form 10-Q
period 2015-03-31
WESBANCO INC
filed 2015-05-07
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2015, there were 38,449,812 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	March 31, 2015	December 31, 2014

ASSETS
Cash and due from banks, including interest bearing amounts of $17,871 and $8,405, respectively	$92,974	$94,002
Securities:
Available-for-sale, at fair value	1,654,264	917,424
Held-to-maturity (fair values of $772,843 and $619,617, respectively)	743,925	593,670

Total securities	2,398,189	1,511,094

Loans held for sale	6,064	5,865

Portfolio loans, net of unearned income	4,873,721	4,086,766
Allowance for loan losses	(44,173)	(44,654)

Net portfolio loans	4,829,548	4,042,112

Premises and equipment, net	110,900	93,135
Accrued interest receivable	25,232	18,481
Goodwill and other intangible assets, net	493,176	319,506
Bank-owned life insurance	153,991	123,298
Other assets	123,205	89,072

Total Assets	$8,233,279	$6,296,565

LIABILITIES
Deposits:
Non-interest bearing demand	$1,249,521	$1,061,075
Interest bearing demand	1,199,801	885,037
Money market	1,018,184	954,957
Savings deposits	1,064,808	842,818
Certificates of deposit	1,883,888	1,305,096

Total deposits	6,416,202	5,048,983

Federal Home Loan Bank borrowings	432,456	223,126
Other short-term borrowings	76,630	80,690
Junior subordinated debt owed to unconsolidated subsidiary trusts	142,269	106,176

Total borrowings	651,355	409,992

Accrued interest payable	2,297	1,620
Other liabilities	72,041	47,780

Total Liabilities	7,141,895	5,508,375

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 50,000,000 shares authorized; 38,546,042 and 29,367,511 issued in 2015 and 2014, respectively; outstanding: 38,449,812 and 29,298,188 shares in 2015 and 2014, respectively	80,304	61,182
Capital surplus	520,596	244,661
Retained earnings	509,622	504,578
Treasury stock (96,230 and 69,323 shares in 2015 and 2014, respectively, at cost)	(3,061)	(2,151)
Accumulated other comprehensive loss	(13,624)	(18,825)
Deferred benefits for directors	(2,453)	(1,255)

Total Shareholders’ Equity	1,091,384	788,190

Total Liabilities and Shareholders’ Equity	$8,233,279	$6,296,565

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$47,713	$42,746
Interest and dividends on securities:
Taxable	8,498	7,225
Tax-exempt	3,533	3,385

Total interest and dividends on securities	12,031	10,610

Other interest income	635	101

Total interest and dividend income	60,379	53,457

INTEREST EXPENSE
Interest bearing demand deposits	422	374
Money market deposits	456	440
Savings deposits	148	130
Certificates of deposit	2,872	3,630

Total interest expense on deposits	3,898	4,574

Federal Home Loan Bank borrowings	557	211
Other short-term borrowings	75	557
Junior subordinated debt owed to unconsolidated subsidiary trusts	894	790

Total interest expense	5,424	6,132

NET INTEREST INCOME	54,955	47,325
Provision for credit losses	1,289	2,199

Net interest income after provision for credit losses	53,666	45,126

NON-INTEREST INCOME
Trust fees	6,053	5,648
Service charges on deposits	3,652	3,860
Electronic banking fees	3,325	3,013
Net securities brokerage revenue	2,059	1,829
Bank-owned life insurance	1,251	875
Net gains on sales of mortgage loans	272	154
Net securities gains	22	10
Net gain on other real estate owned and other assets	122	113
Other income	1,434	1,547

Total non-interest income	18,190	17,049

NON-INTEREST EXPENSE
Salaries and wages	18,357	16,467
Employee benefits	7,316	5,708
Net occupancy	3,490	3,491
Equipment	2,973	2,783
Marketing	965	1,003
FDIC insurance	910	877
Amortization of intangible assets	566	495
Restructuring and merger-related expense	9,733	—
Other operating expenses	9,131	9,271

Total non-interest expense	53,441	40,095

Income before provision for income taxes	18,415	22,080
Provision for income taxes	4,528	5,659

NET INCOME	$13,887	$16,421

EARNINGS PER COMMON SHARE
Basic	$0.40	$0.56
Diluted	$0.40	$0.56

AVERAGE COMMON SHARES OUTSTANDING
Basic	34,393,137	29,182,183
Diluted	34,478,335	29,262,680

DIVIDENDS DECLARED PER COMMON SHARE	$0.23	$0.22

COMPREHENSIVE INCOME	$19,088	$19,694

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014

	Common Stock					Accumulated Other	Deferred
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Benefits for Directors	Total
December 31, 2014	29,298,188	$61,182	$244,661	$504,578	$(2,151)	$(18,825)	$(1,255)	$788,190

Net income	—	—	—	13,887	—	—	—	13,887
Other comprehensive income	—	—	—	—	—	5,201	—	5,201

Comprehensive income	—	—	—	—	—	—	—	19,088
Common dividends declared ($0.23 per share)	—	—	—	(8,843)	—	—	—	(8,843)
Shares issued for acquisition	9,178,531	19,122	274,507	—	—	—	—	293,629
Treasury shares acquired	(38,237)	—	—	—	(1,262)	—	—	(1,262)
Stock options exercised	11,330	—	(44)	—	352	—	—	308
Restricted stock granted	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	274	—	—	—	—	274
Deferred benefits for directors- net	—	—	1,198	—	—	—	(1,198)	—

March 31, 2015	38,449,812	$80,304	$520,596	$509,622	$(3,061)	$(13,624)	$(2,453)	$1,091,384

December 31, 2013	29,175,236	$61,182	$244,974	$460,351	$(5,969)	$(12,734)	$(1,209)	$746,595

Net income	—	—	—	16,421	—	—	—	16,421
Other comprehensive income	—	—	—	—	—	3,273	—	3,273

Comprehensive income	—	—	—	—	—	—	—	19,694
Common dividends declared ($0.22 per share)	—	—	—	(6,420)	—	—	—	(6,420)
Treasury shares acquired	(2,258)	—	49	—	(68)	—	—	(19)
Stock options exercised	37,092	—	(176)	—	1,152	—	—	976
Restricted stock granted	2,040	—	(63)	—	63	—	—	—
Stock compensation expense	—	—	291	—	—	—	—	291
Deferred benefits for directors- net	—	—	10	—	—	—	(10)	—

March 31, 2014	29,212,110	$61,182	$245,085	$470,352	$(4,822)	$(9,461)	$(1,219)	$761,117

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2015	2014
NET CASH PROVIDED BY OPERATING ACTIVITIES	$36,064	$23,985

INVESTING ACTIVITIES
Net (increase) decrease in loans	(94,812)	3,446
Securities available-for-sale:
Proceeds from sales	560,676	3,155
Proceeds from maturities, prepayments and calls	52,783	53,631
Purchases of securities	(405,998)	(77,725)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	9,430	12,325
Purchases of securities	(51,246)	(12,240)
Proceeds from bank-owned life insurance	1,185	—
Cash paid to acquire a business, net of cash acquired	(28,551)	—
Purchases of premises and equipment - net	(2,033)	(1,485)

Net cash provided by (used in) investing activities	41,434	(18,893)

FINANCING ACTIVITIES
Increase in deposits	120,954	153,387
Proceeds from Federal Home Loan Bank borrowings	325,000	—
Repayment of Federal Home Loan Bank borrowings	(507,982)	(16,181)
Decrease in other short-term borrowings	(9,060)	(37,682)
Decrease in federal funds purchased	—	(20,000)
Dividends paid to common shareholders	(6,446)	(5,833)
Treasury shares (purchased) sold - net	(992)	862

Net cash (used in) provided by financing activities	(78,526)	74,553

Net (decrease) increase in cash and cash equivalents	(1,028)	79,645
Cash and cash equivalents at beginning of the period	94,002	95,551

Cash and cash equivalents at end of the period	$92,974	$175,196

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$5,522	$6,589
Income taxes paid	100	—
Transfers of loans to other real estate owned	344	1,287
Non-cash transactions related to ESB acquisition	301,933	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Recent accounting pronouncements — In April 2015, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2015-05) that provides guidance on when to account for a cloud computing arrangement as a software license. The guidance applies only to internal-use software that a customer obtains access to in a hosting arrangement if both of the following criteria are met: (1) The customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02 that revised the consolidation model, requiring reporting entities to reevaluate whether they should consolidate certain legal entities under the revised model. The amendments in this Update modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, and eliminate the presumption that a general partner should consolidate and affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The pronouncement also provides for a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-14 related to the classification of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based upon the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may be adopted under either a modified retrospective transition method or a prospective transition method. However, the same method of transition as elected under ASU 2014-04 must be applied. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-11 related to repurchase-to-maturity transactions, repurchase financing and disclosures. The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is not permitted. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

        In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Early adoption is not permitted. In April 2015, the FASB issued an exposure draft of a proposed ASU that would delay by one year the effective date of ASU 2014-11. Under the proposal, the standard would be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. WesBanco is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

NOTE 2. MERGERS AND ACQUISITIONS

On February 10, 2015, WesBanco completed its acquisition of ESB Financial Corporation (“ESB”), and its wholly-owned banking subsidiary, ESB Bank (“ESB Bank”), a Pennsylvania-chartered stock savings bank headquartered in Ellwood City, Pennsylvania. The transaction expanded WesBanco’s franchise in the Pittsburgh region of western Pennsylvania from 16 to 38 offices.

On the acquisition date, ESB had $1.9 billion in assets, excluding goodwill, which included $700.8 million in loans, and $486.9 million in securities. The ESB acquisition was valued at $339.0 million, based on WesBanco’s closing stock price on February 10, 2015 of $32.00, and resulted in WesBanco issuing 9,178,531 shares of its common stock and $45.0 million in cash and other assets in exchange for ESB common stock. The assets and liabilities of ESB were recorded on WesBanco’s balance sheet at their preliminary estimated fair values as of February 10, 2015, the acquisition date, and ESB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. ESB was merged into WesBanco and ESB Bank was merged into WesBanco Bank, Inc. (the “Bank”) on February 10, 2015. Based on a preliminary purchase price allocation, WesBanco recorded $168.9 million in goodwill and $5.3 million in core deposit intangibles in its community banking segment. The fair values for the assets acquired and liabilities assumed are provisional amounts and are currently under review. Due to the timing of the ESB acquisition, WesBanco is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets as well as deferred income taxes. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

For the three months ended March 31, 2015, WesBanco recorded merger-related expenses of $9.7 million associated with the ESB acquisition. In 2014 WesBanco recognized $1.3 million in merger-related expenses in connection with the ESB acquisition.

The total of net interest income and non-interest income of the acquired operations of ESB was approximately $6.5 million and net income was approximately $2.7 million from February 11, 2015 through March 31, 2015. If the ESB acquisition had occurred on January 1, 2014, unaudited proforma net interest income and non-interest income of the combined entity for the three months ended March 31, 2014 would have totaled approximately $76.1 million and unaudited proforma net income would have been approximately $19.8 million as compared to proforma results of $78.2 million and $22.2 million, respectively, for the three months ended March 31, 2015. Merger-related expenses were excluded from the pro-forma results.

The purchase price of the ESB acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	February 10, 2015
Purchase Price:
Fair value of WesBanco shares issued, (net of equity issuance costs of $0.1 million)	$293,933
Cash consideration for outstanding ESB shares, options and restricted stock	37,036
Settlement of pre-existing loan to ESB	8,000

Total purchase price	$338,969

Fair value of:
Tangible assets acquired	$1,859,865
Core deposit and other intangible assets acquired	5,346
Liabilities assumed	(1,703,616)
Net cash received in the acquisition	8,485

Fair value of net assets acquired	170,080

Goodwill recognized	$168,889

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as WesBanco intends to finalize its accounting for the acquisition of ESB during 2015:

(unaudited, in thousands)	February 10, 2015
Assets
Cash and due from banks	$8,485
Securities	486,891
Loans	700,849
Goodwill and other intangible assets	174,235
Accrued income and other assets (1)	672,125

Total Assets	$2,042,585

Liabilities
Deposits	$1,246,992
Borrowings	433,454
Accrued expenses and other liabilities	23,170

Total liabilities	1,703,616

Purchase price	$338,969

(1)	Includes receivables of $560.7 million from the sale of available-for-sale securities prior to the acquisition date.

At March 31, 2015 the carrying value of goodwill increased by $168.9 million from December 31, 2014 to $481.0 million.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2015	2014
Numerator for both basic and diluted earnings per common share:
Net income	$13,887	$16,421

Denominator:
Total average basic common shares outstanding	34,393,137	29,182,183
Effect of dilutive stock options and warrant	85,198	80,497

Total diluted average common shares outstanding	34,478,335	29,262,680

Earnings per common share - basic	$0.40	$0.56
Earnings per common share - diluted	$0.40	$0.56

All stock options outstanding were included in the computation of diluted earnings per share for the three months ended March 31, 2015 as all were considered dilutive, while 33,000 were not included in March 31, 2014, because to do so would have been anti-dilutive.

On February 10, 2015, WesBanco issued 9,178,531 shares to complete its acquisition of ESB. These shares are included in average shares outstanding beginning on that date. For additional information relating to the ESB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31, 2015				December 31, 2014
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$79,315	$1,486	$(33)	$80,768	$86,964	$1,087	$(315)	$87,736
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,279,350	8,091	(3,996)	1,283,445	703,535	4,336	(6,758)	701,113
Obligations of states and political subdivisions	89,977	5,693	(17)	95,653	86,073	5,365	(5)	91,433
Corporate debt securities	182,781	430	(121)	183,090	25,974	141	(119)	25,996

Total debt securities	$1,631,423	$15,700	$(4,167)	$1,642,956	$902,546	$10,929	$(7,197)	$906,278
Equity securities	10,702	606	—	11,308	10,304	842	—	11,146

Total available-for-sale securities	$1,642,125	$16,306	$(4,167)	$1,654,264	$912,850	$11,771	$(7,197)	$917,424

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$126,935	$3,244	$(208)	$129,971	$79,004	$3,262	$(246)	$82,020
Obligations of states and political subdivisions	610,249	26,560	(878)	635,931	507,927	23,917	(1,043)	530,801
Corporate debt securities	6,741	200	—	6,941	6,739	106	(49)	6,796

Total held-to-maturity securities	$743,925	$30,004	$(1,086)	$772,843	$593,670	$27,285	$(1,338)	$619,617

Total securities	$2,386,050	$46,310	$(5,253)	$2,427,107	$1,506,520	$39,056	$(8,535)	$1,537,041

At March 31, 2015, and December 31, 2014, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2015. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	March 31, 2015
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Obligations of government agencies	$—	$23,276	$40,297	$17,195	$—	$80,768
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	1,283,445	1,283,445
Obligations of states and political subdivisions	5,254	33,049	21,417	35,933	—	95,653
Corporate debt securities	82,193	62,312	33,658	4,927	—	183,090
Equity securities (2)	—	—	—	—	11,308	11,308

Total available-for-sale securities	$87,447	$118,637	$95,372	$58,055	$1,294,753	$1,654,264

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$129,971	$129,971
Obligations of states and political subdivisions	2,852	17,024	259,231	356,824	—	635,931
Corporate debt securities	—	—	6,941	—	—	6,941

Total held-to-maturity securities	$2,852	$17,024	$266,172	$356,824	$129,971	$772,843

Total securities	$90,299	$135,661	$361,544	$414,879	$1,424,724	$2,427,107

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $743.9 million.

Securities with aggregate fair values of $1.1 billion and $706.5 million at March 31, 2015 and December 31, 2014, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $560.7 million, entirely due to the ESB portfolio restructuring, and $3.2 million for the three months ended March 31, 2015 and 2014, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income net of tax, as of March 31, 2015 and December 31, 2014 were $7.7 million and $2.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of securities for the three months ended March 31, 2015 and 2014, respectively.

	For the Three Months Ended March 31,
(unaudited, in thousands)	2015	2014
Gross realized gains	$24	$195
Gross realized losses	(2)	(185)

Net realized gains (losses)	$22	$10

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	17,953	(33)	3	—	—	0	17,953	(33)	3
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	260,103	(681)	55	168,693	(3,523)	32	428,796	(4,204)	87
Obligations of states and political subdivisions	68,439	(450)	79	20,777	(445)	31	89,216	(895)	110
Corporate debt securities	53,122	(113)	16	1,978	(8)	1	55,100	(121)	17

Total temporarily impaired securities	399,617	(1,277)	153	191,448	(3,976)	64	591,065	(5,253)	217

	December 31, 2014
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$19,362	$(77)	5	$19,757	$(238)	4	$39,119	$(315)	9
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	78,786	(386)	19	240,055	(6,618)	43	318,841	(7,004)	62
Obligations of states and political subdivisions	12,615	(96)	15	61,548	(952)	93	74,163	(1,048)	108
Corporate debt securities	2,969	(31)	1	4,573	(137)	2	7,542	(168)	3

Total temporarily impaired securities	$113,732	$(590)	40	$325,933	$(7,945)	142	$439,665	$(8,535)	182

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $20.9 million and $11.6 million at March 31, 2015 and December 31, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $2.2 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively.

(unaudited, in thousands)	March 31, 2015	December 31, 2014
Commercial real estate:
Land and construction	$288,075	$262,643
Improved property	1,908,869	1,682,817

Total commercial real estate	2,196,944	1,945,460

Commercial and industrial	709,621	638,410
Residential real estate	1,239,163	928,770
Home equity	362,163	330,031
Consumer	365,830	244,095

Total portfolio loans	4,873,721	4,086,766

Loans held for sale	6,064	5,865

Total loans	$4,879,785	$4,092,631

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Three Months Ended March 31, 2015 and 2014
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2014:
Allowance for loan losses	$5,654	$17,573	$9,063	$5,382	$2,329	$4,078	$575	$44,654
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total beginning allowance for credit losses	5,848	17,583	9,175	5,391	2,419	4,118	575	45,109

Provision for credit losses:
Provision for loan losses	(323)	903	(44)	(208)	747	133	58	1,266
Provision for loan commitments	(16)	8	8	4	17	2	—	23

Total provision for credit losses	(339)	911	(36)	(204)	764	135	58	1,289

Charge-offs	—	(577)	(122)	(358)	(589)	(717)	(154)	(2,517)
Recoveries	—	136	114	218	10	229	63	770

Net charge-offs	—	(441)	(8)	(140)	(579)	(488)	(91)	(1,747)

Balance at March 31, 2015:
Allowance for loan losses	5,331	18,035	9,011	5,034	2,497	3,723	542	44,173
Allowance for loan commitments	178	18	120	13	107	42	—	478

Total ending allowance for credit losses	$5,509	$18,053	$9,131	$5,047	$2,604	$3,765	$542	$44,651

Balance at December 31, 2013:
Allowance for loan losses	$6,056	$18,157	$9,925	$5,673	$2,017	$5,020	$520	$47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total beginning allowance for credit losses	6,357	18,219	10,055	5,678	2,102	5,039	520	47,970

Provision for credit losses:
Provision for loan losses	(1,051)	(509)	2,128	869	153	305	361	2,256
Provision for loan commitments	(8)	(53)	3	—	1	—	—	(57)

Total provision for credit losses	(1,059)	(562)	2,131	869	154	305	361	2,199

Charge-offs	—	(493)	(2,276)	(879)	(155)	(752)	(180)	(4,735)
Recoveries	—	120	65	109	11	227	62	594

Net charge-offs	—	(373)	(2,211)	(770)	(144)	(525)	(118)	(4,141)

Balance at March 31, 2014:
Allowance for loan losses	5,005	17,275	9,842	5,772	2,026	4,800	763	45,483
Allowance for loan commitments	293	9	133	5	86	19	—	545

Total ending allowance for credit losses	$5,298	$17,284	$9,975	$5,777	$2,112	$4,819	$763	$46,028

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over-draft	Total
March 31, 2015
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$2,828	$873	$—	$—	$—	$—	$3,701
Allowance for loans collectively evaluated for impairment	5,331	15,207	8,138	5,034	2,497	3,723	542	40,472
Allowance for loan commitments	178	18	120	13	107	42	—	478

Total allowance for credit losses	$5,509	$18,053	$9,131	$5,047	$2,604	$3,765	$542	$44,651

Portfolio loans:
Individually evaluated for impairment (1)	$—	$9,822	$2,722	$—	$—	$—	$—	$12,544
Collectively evaluated for impairment	288,075	1,899,047	706,899	1,239,163	362,163	365,830	—	4,861,177

Total portfolio loans	$288,075	$1,908,869	$709,621	$1,239,163	$362,163	$365,830	$—	$4,873,721

December 31, 2014
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$2,765	$1,033	$—	$—	$—	$—	$3,798
Allowance for loans collectively evaluated for impairment	5,654	14,808	8,030	5,382	2,329	4,078	575	40,856
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total allowance for credit losses	$5,848	$17,583	$9,175	$5,391	$2,419	$4,118	$575	$45,109

Portfolio loans:
Individually evaluated for impairment (1)	$—	$11,469	$2,844	$—	$—	$—	$—	$14,313
Collectively evaluated for impairment	262,643	1,671,348	635,566	928,770	330,031	244,095	—	4,072,453

Total portfolio loans	$262,643	$1,682,817	$638,410	$928,770	$330,031	$244,095	$—	$4,086,766

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2015
Pass	$281,730	$1,848,655	$683,226	$2,813,611
Criticized - compromised	3,653	18,049	18,957	40,659
Classified - substandard	2,692	42,165	7,438	52,295
Classified - doubtful	—	—	—	—

Total	$288,075	$1,908,869	$709,621	$2,906,565

As of December 31, 2014
Pass	$257,218	$1,627,771	$617,742	$2,502,731
Criticized - compromised	3,645	17,873	12,770	34,288
Classified - substandard	1,780	37,173	7,898	46,851
Classified - doubtful	—	—	—	—

Total	$262,643	$1,682,817	$638,410	$2,583,870

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $15.5 million at March 31, 2015 and $15.2 million at December 31, 2014, of which $1.5 and $2.2 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired Loans — Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value in accordance with ASC 805, Business Combinations, with no carryover of related allowance for credit losses. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), and therefore impaired if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, WesBanco considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non-accrual by the acquired institution, and loans that have been previously modified as a TDR.

Acquired loans that were not individually determined to be impaired are considered performing and are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20), whereby the premium or discount derived from the fair market value adjustment, on a loan-by-loan or pooled basis, is recognized into interest income on a level yield over the remaining expected life of the loan or pool.

Under the ASC 310-30 model, the excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield and is the interest component of expected cash flow. The accretable yield is recognized into income over the remaining life of the loan if the timing and/or amount of cash flows expected to be collected can be reasonably estimated. If the timing or amount of cash flows expected to be collected cannot be reasonably estimated, the cost recovery method of income recognition is used. The difference between the loan’s total scheduled principal and interest payments over all cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non-accretable difference. The non-accretable difference represents contractually required principal and interest payments which WesBanco does not expect to collect.

Over the life of the loan, management continues to estimate cash flows expected to be collected. Decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized in interest income on a prospective basis over the loan’s remaining life.

In conjunction with the ESB acquisition, WesBanco acquired loans with a book value of $716.1 million. These loans were recorded at their fair value of $700.8 million, with $691.1 million categorized as performing. The fair market value adjustment on performing loans of $9.0 million at acquisition date is expected to be recognized into interest income on a level yield over the remaining expected life of the performing loans. Loans acquired with deteriorated credit quality with a book value of $16.0 million were recorded at their estimated fair value of $9.7 million. The accretable yield on the acquired impaired loans is estimated at $2.4 million, while the non-accretable difference is estimated at $3.9 million. The balance of these loans acquired with deteriorated credit quality at March 31, 2015, was $9.3 million, of which $3.6 million were categorized as non-accrual and $5.7 million were categorized as accruing TDRs.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2015
Commercial real estate:
Land and construction	$286,883	$—	$—	$1,192	$1,192	$288,075	$—
Improved property	1,889,451	1,093	1,435	16,890	19,418	1,908,869	—

Total commercial real estate	2,176,334	1,093	1,435	18,082	20,610	2,196,944	—
Commercial and industrial	705,380	916	1,518	1,807	4,241	709,621	3
Residential real estate	1,226,131	4,981	1,673	6,378	13,032	1,239,163	74
Home equity	357,545	1,982	508	2,128	4,618	362,163	684
Consumer	362,338	2,117	868	507	3,492	365,830	270

Total portfolio loans	4,827,728	11,089	6,002	28,902	45,993	4,873,721	1,031
Loans held for sale	6,064	—	—	—	—	6,064	—

Total loans	$4,833,792	$11,089	$6,002	$28,902	$45,993	$4,879,785	$1,031

Impaired loans included above are as follows:
Non-accrual loans	$9,209	$2,008	$2,319	$27,838	$32,165	$41,374
TDRs accruing interest (1)	16,536	582	179	33	794	17,330

Total impaired	$25,745	$2,590	$2,498	$27,871	$32,959	$58,704

As of December 31, 2014
Commercial real estate:
Land and construction	$261,356	$20	$—	$1,267	$1,287	$262,643	$71
Improved property	1,665,363	961	4,772	11,721	17,454	1,682,817	—

Total commercial real estate	1,926,719	981	4,772	12,988	18,741	1,945,460	71
Commercial and industrial	634,482	1,834	240	1,854	3,928	638,410	22
Residential real estate	915,968	1,237	3,384	8,181	12,802	928,770	1,306
Home equity	325,291	1,877	895	1,968	4,740	330,031	570
Consumer	240,365	2,571	685	474	3,730	244,095	319

Total portfolio loans	4,042,825	8,500	9,976	25,465	43,941	4,086,766	2,288
Loans held for sale	5,865	—	—	—	—	5,865	—

Total loans	$4,048,690	$8,500	$9,976	$25,465	$43,941	$4,092,631	$2,288

Impaired loans included above are as follows:
Non-accrual loans	$7,562	$2,884	$5,552	$22,820	$31,256	$38,818
TDRs accruing interest (1)	11,016	151	542	357	1,050	12,066

Total impaired	$18,578	$3,035	$6,094	$23,177	$32,306	$50,884

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

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

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2015			December 31, 2014
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$3,101	$2,476	$—	$1,588	$1,488	$—
Improved property	30,138	22,481	—	16,480	14,684	—
Commercial and industrial	3,094	2,432	—	3,152	2,597	—
Residential real estate	20,943	19,132	—	20,077	18,544	—
Home equity	2,824	2,617	—	2,890	2,663	—
Consumer	1,659	1,332	—	1,287	1,086	—

Total impaired loans without a specific allowance	61,759	50,470	—	45,474	41,062	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	6,466	6,466	2,828	7,980	7,980	2,765
Commercial and industrial	1,768	1,768	873	1,842	1,842	1,033

Total impaired loans with a specific allowance	8,234	8,234	3,701	9,822	9,822	3,798

Total impaired loans	$69,993	$58,704	$3,701	$55,296	$50,884	$3,798

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,128	$16	$2,450	$2
Improved property	18,932	223	19,158	20
Commercial and industrial	2,513	13	3,532	32
Residential real estate	18,715	230	19,463	182
Home equity	2,641	20	2,367	19
Consumer	1,194	20	1,174	28

Total impaired loans without a specific allowance	46,123	522	48,144	283

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	7,223	—	729	1
Commercial and industrial	1,805	19	2,329	12

Total impaired loans with a specific allowance	9,028	19	3,058	13

Total impaired loans	$55,151	$541	$51,202	$296

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	March 31, 2015	December 31, 2014
Commercial real estate:
Land and construction	$1,463	$1,488
Improved property	22,143	20,227

Total commercial real estate	23,606	21,715

Commercial and industrial	3,849	4,110
Residential real estate	11,249	10,329
Home equity	1,899	1,923
Consumer	771	741

Total	$41,374	$38,818

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2015			December 31, 2014
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$1,013	$504	$1,517	$—	$464	$464
Improved property	6,804	5,399	12,203	2,437	1,850	4,287

Total commercial real estate	7,817	5,903	13,720	2,437	2,314	4,751

Commercial and industrial	351	376	727	329	478	807
Residential real estate	7,883	2,386	10,269	8,215	2,074	10,289
Home equity	718	285	1,003	740	245	985
Consumer	561	274	835	345	309	654

Total	$17,330	$9,224	$26,554	$12,066	$5,420	$17,486

As of March 31, 2015, there were three TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

The following table presents details related to loans identified as TDRs during the three months ended March 31, 2015 and 2014, respectively:

	New TDRs (1) For the Three Months Ended
	March 31, 2015			March 31, 2014
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	11	$1,414	$1,056	—	$—	$—
Improved Property	7	8,568	8,289	1	91	90

Total commercial real estate	18	9,982	9,345	1	91	90

Commercial and industrial	2	42	57	—	—	—
Residential real estate	7	424	421	4	121	118
Home equity	1	7	6	—	—	—
Consumer	21	269	303	2	33	31

Total	49	$10,724	$10,132	7	$245	$239

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2015 and 2014, respectively, that were restructured within the last twelve months prior to March 31, 2015 and 2014, respectively:

	Defaulted TDRs (1) For the Three Months Ended		Defaulted TDRs (1) For the Three Months Ended
	March 31, 2015		March 31, 2014
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	—	—	8	481
Home equity	1	42	1	3
Consumer	1	27	—	—

Total	2	$69	9	$484

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2014 and 2013, respectively.

TDRs that defaulted during the three month period that were restructured within the last twelve months represented 0.3% of the total TDR balance at March 31, 2015. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At March 31, 2015, none of the loans in the table above were accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	March 31, 2015	December 31, 2014
Other real estate owned	$5,886	$4,920
Repossessed assets	340	162

Total other real estate owned and repossessed assets	$6,226	$5,082

Residential real estate included in other real estate owned at March 31, 2015 and December 31, 2014 was $0.8 million and $0.6 million, respectively. At March 31, 2015, formal foreclosure proceedings were in process on residential real estate loans totaling $4.3 million.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2015	2014
Service cost - benefits earned during year	$827	$717
Interest cost on projected benefit obligation	1,201	1,170
Expected return on plan assets	(1,907)	(1,783)
Amortization of prior service cost	6	11
Amortization of net loss	784	363

Net periodic pension cost	$911	$478

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $3.1 million is due for 2015 which could be all or partially offset by the Plan’s $34.9 million available credit balance. WesBanco expects to make a voluntary contribution of $7.5 million to the Plan in 2015.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014:

		March 31, 2015
		Fair Value Measurements Using:
(unaudited, in thousands)	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$80,768	$—	$80,768	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,283,445	—	1,283,445	—
Obligations of state and political subdivisions	95,653	—	95,653	—
Corporate debt securities	183,090	—	183,090	—
Equity securities	11,308	8,538	2,770	—

Total securities - available-for-sale	$1,654,264	$8,538	$1,645,726	$—

Total recurring fair value measurements	$1,654,264	$8,538	$1,645,726	$—

Nonrecurring fair value measurements
Impaired loans	$4,533	$—	$—	$4,533
Other real estate owned and repossessed assets	6,226	—	—	6,226
Loans held for sale	6,064	—	6,064	—

Total nonrecurring fair value measurements	$16,823	$—	$6,064	$10,759

		December 31, 2014
		Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$87,736	$—	$87,736	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	701,113	—	701,113	—
Obligations of state and political subdivisions	91,433	—	91,433	—
Corporate debt securities	25,996	—	25,996	—
Equity securities	11,146	8,440	2,706	—

Total securities - available-for-sale	$917,424	$8,440	$908,984	$—

Total recurring fair value measurements	$917,424	$8,440	$908,984	$—

Nonrecurring fair value measurements
Impaired loans	$6,024	$—	$—	$6,024
Other real estate owned and repossessed assets	5,082	—	—	5,082
Loans held for sale	5,865	—	5,865	—

Total nonrecurring fair value measurements	$16,971	$—	$5,865	$11,106

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three months ended March 31, 2015 or 2014.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2015:
Impaired loans	$4,533	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (38.5%) / (6.9%)
			Liquidation expenses (2)	(3.1%) to (8.0%) / (7.4%)
Other real estate owned and repossessed assets	6,226	Appraisal of collateral (1), (3)
December 31, 2014:
Impaired loans	$6,024	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (39.7%) / (6.7%)
			Liquidation expenses (2)	(1.2%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,082	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at March 31, 2015
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$92,974	$92,974	$92,974	$—	$—
Securities available-for-sale	1,654,264	1,654,264	8,538	1,645,726	—
Securities held-to-maturity	743,925	772,843	—	772,088	755
Net loans	4,829,548	4,820,779	—	—	4,820,779
Loans held for sale	6,064	6,064	—	6,064	—
Accrued interest receivable	25,232	25,232	25,232	—	—
Bank-owned life insurance	153,991	153,991	153,991	—	—

Financial Liabilities
Deposits	6,416,202	6,423,499	4,532,314	1,891,185	—
Federal Home Loan Bank borrowings	432,456	435,089	—	435,089	—
Other borrowings	76,630	76,621	73,589	3,032	—
Junior subordinated debt	142,269	116,070	—	116,070	—
Accrued interest payable	2,297	2,297	2,297	—	—

			Fair Value Measurements at December 31, 2014
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$94,002	$94,002	$94,002	$—	$—
Securities available-for-sale	917,424	917,424	8,440	908,984	—
Securities held-to-maturity	593,670	619,617	—	618,895	722
Net loans	4,042,112	4,047,648	—	—	4,047,648
Loans held for sale	5,865	5,865	—	5,865	—
Accrued interest receivable	18,481	18,481	18,481	—	—
Bank-owned life insurance	123,298	123,298	123,298	—	—

Financial Liabilities
Deposits	5,048,983	5,056,828	3,743,887	1,312,941	—
Federal Home Loan Bank borrowings	223,126	225,456	—	225,456	—
Other borrowings	80,690	80,696	77,534	3,162	—
Junior subordinated debt	106,176	79,212	—	79,212	—
Accrued interest payable	1,620	1,620	1,620	—	—

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

Off-balance sheet financial instruments: Off-balance sheet financial instruments consist of commitments to extend credit, including letters of credit. Fair values for commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit standing of the counterparties. The estimated fair value of the commitments to extend credit and letters of credit are insignificant and therefore are not presented in the above tables.

NOTE 8. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the three months ended March 31, 2015 and 2014 is as follows:

	Accumulated Other Comprehensive Income (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for- Sale to Held-to-Maturity	Total
Balance at December 31, 2014	$(22,776)	$2,892	$1,059	$(18,825)

Other comprehensive income before reclassifications	—	4,804	—	4,804
Amounts reclassified from accumulated other comprehensive income	475	(11)	(67)	397

Period change	475	4,793	(67)	5,201

Balance at March 31, 2015	$(22,301)	$7,685	$992	$(13,624)

Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

Other comprehensive income before reclassifications	—	3,075	—	3,075
Amounts reclassified from accumulated other comprehensive income	236	49	(87)	198

Period change	236	3,124	(87)	3,273

Balance at March 31, 2014	$(7,730)	$(3,002)	$1,271	$(9,461)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/(Loss) For the Three Months Ended March 31,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2015	2014
Securities available-for-sale (1):
Net securities (gains) losses reclassified into earnings	(18)	$78	Net securities gains (Non-interest income)
Related income tax expense (benefit)	7	(29)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(11)	49

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(107)	(138)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	40	51	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(67)	(87)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	790	374	Employee benefits (Non-interest expense)
Related income tax benefit	(315)	(138)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	475	236

Total reclassifications for the period	397	$198

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.5 million as of March 31, 2015 and December 31, 2014, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of March 31, 2015 and December 31, 2014, respectively.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	March 31, 2015	December 31, 2014
Lines of credit	$1,032,235	$984,352
Loans approved but not closed	295,702	116,757
Overdraft limits	110,389	95,965
Letters of credit	26,910	23,362
Contingent obligations to purchase loans funded by other entities	8,457	8,312

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.9 billion and $3.8 billion at March 31, 2015 and 2014, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended March 31, 2015:
Interest income	$60,379	$—	$60,379
Interest expense	5,424	—	5,424

Net interest income	54,955	—	54,955
Provision for credit losses	1,289	—	1,289

Net interest income after provision for credit losses	53,666	—	53,666
Non-interest income	12,137	6,053	18,190
Non-interest expense	50,278	3,163	53,441

Income before provision for income taxes	15,525	2,890	18,415
Provision for income taxes	3,372	1,156	4,528

Net income	$12,153	$1,734	$13,887

For the Three Months ended March 31, 2014:
Interest income	$53,457	$—	$53,457
Interest expense	6,132	—	6,132

Net interest income	47,325	—	47,325
Provision for credit losses	2,199	—	2,199

Net interest income after provision for credit losses	45,126	—	45,126
Non-interest income	11,401	5,648	17,049
Non-interest expense	36,827	3,268	40,095

Income before provision for income taxes	19,700	2,380	22,080
Provision for income taxes	4,707	952	5,659

Net income	$14,993	$1,428	$16,421

Total non-fiduciary assets of the trust and investment services segment were $3.7 million and $4.0 million at March 31, 2015 and 2014, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three months ended March 31, 2015. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2014 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and ESB may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and ESB may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and ESB may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 142 branches, one loan production office and 130 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On February 10, 2015, WesBanco completed the acquisition of ESB a Pennsylvania savings bank holding company, headquartered in Ellwood City, Lawrence County, northwest of Pittsburgh, PA, with approximately $1.9 billion in assets and 23 offices in four southwestern PA counties, three of which are in the Pittsburgh Metropolitan Statistical Area (“MSA”). WesBanco now has $8.2 billion in total assets; the transaction expanded WesBanco’s franchise in western Pennsylvania from 16 to 38 offices with approximately $1.7 billion in total deposits. ESB’s results were included in WesBanco’s results from the date of the consummation of the merger.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2015 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2014 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended March 31, 2015 was $13.9 million, while diluted earnings per share were $0.40, compared to $16.4 million or $0.56 per share for the first quarter of 2014. After tax merger-related expenses of $6.3 million, and temporary extra operating costs of approximately $0.5 million associated with ESB were the reasons for the decrease in net income in the first quarter. Net income for the three months ended March 31, 2015, excluding after-tax merger-related expenses, was $20.2 million (non-GAAP measure) compared to $16.4 million for the first quarter of 2014, representing an increase of 23.1%. Diluted earnings per share, excluding after-tax merger-related expenses, were $0.59 (non-GAAP measure), compared to $0.56 per share for the first quarter of 2014.

	For the Three Months Ended March 31,
	2015		2014
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income, excluding after-tax merger-related expenses (Non-GAAP) (1)	$20,213	$0.59	$16,421	$0.56
Less: After tax merger-related expenses	(6,326)	(0.19)	—	—

Net income (GAAP)	$13,887	$0.40	$16,421	$0.56

(1)	The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $7.6 million or 16.1% in the first quarter of 2015 compared to the first quarter of 2014 due to a 16.9% increase in average earning assets, primarily through the ESB acquisition, and through a 6.4% increase in average loan balances, exclusive of ESB, slightly offset by a 4 basis point decrease in the net interest margin. Growth in net interest income has been consistent. The first quarter of 2015 is the seventh consecutive quarter that net interest income has increased. The net interest margin decreased to 3.59% in the first quarter compared to 3.63% in the same quarter of 2014. The net interest margin has ranged from 3.64% to 3.58% over the last five quarters as reduced funding costs have generally exceeded the effect of lower rates on newly acquired securities and loans. In addition, the aforementioned loan growth improves asset yields as the average rate on loans is higher than the average rate on securities. Funding costs continued to decrease in 2015 as a result of a 14.2% increase in average lower-cost demand, money market and savings account deposits, while higher-cost CDs increased by only 8.6%, entirely due to the ESB acquisition. The average rate on CDs declined by 27 basis points as higher-rate CDs matured. Overall, average deposits increased by 12.6% in the first quarter of 2015 compared to the same quarter of 2014. In addition, a 20.0% reduction in higher-rate average other borrowings improved funding costs through the prepayment of a higher-rate $22.0 million repurchase agreement with another bank in the third quarter of 2014, and through maturities. Increased average FHLB borrowings in the first quarter were generally short to medium-term with an average rate lower than the average CD rate. The increase in other interest income was due to FHLB special dividends totaling $0.6 million received in the first quarter. Excluding accretion of various purchase accounting adjustments relating to recent acquisitions, the net interest margin would have been 3.49% in the first quarter of 2015 compared to 3.58% for the same quarter of 2014. The reduction is primarily due to asset and liability mix shifts post-ESB, with a greater percentage of lower-yielding investment securities and a greater percentage of CDs versus lower-cost deposits. Loan accretion included in interest income on acquired ESB loans is estimated to approximate $1.9 million in 2015, while accretion of $2.9 million is estimated on acquired ESB interest bearing liabilities in 2015, primarily CDs.

Continued improvement in the credit quality of the pre-acquisition legacy portfolio resulted in a provision for credit losses of $1.3 million in the first quarter of 2015 compared to $2.2 million in the same quarter of 2014. Net charge-offs for the first three months of 2015 were $1.7 million or 0.16% of average portfolio loans compared to $4.1 million or 0.43% in the first quarter of 2014.

For the first quarter of 2015, non-interest income increased $1.1 million or 6.7% compared to the first quarter of 2014. Trust fees increased $0.4 million or 7.2% for the quarter as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were $3.9 billion at March 31, 2015, representing an increase of 2.7% from March 31, 2014. Net securities brokerage revenues increased $0.2 million or 12.6%, due to significant production increases from the addition of support and sales staff in several regions, as well as an increase in referrals and production from a licensed retail banker program. Bank-owned life insurance increased $0.4 million or 43.0%, primarily due to a death claim in the first quarter, and electronic banking fees increased $0.3 million or 10.4%. Mortgage loan sale gains increased slightly, as production increased from last year’s first quarter. Service charges on deposits decreased $0.2 million or 5.4% compared to the 2014 first quarter due to lower overdraft fees that are affected by customer usage patterns and consistent increases in deposit levels and higher average deposits per account.

In the first quarter of 2015, non-interest expense increased $13.3 million compared to the first quarter of 2014 due to normal operating expenses from the ESB acquisition and $9.7 million of merger-related expenses. Excluding merger-related expenses, non-interest expense increased just $3.6 million or 9.0%, primarily due to the ESB acquisition, with approximately $0.7 million of such increase related to post-merger personnel and IT costs that will be immediately saved as a result of the April 24 weekend systems and branch conversions. Salaries and wages increased $1.9 million or 11.5%, due to an 8.6% increase in average full-time equivalent employees, routine annual adjustments to compensation, and increased commissions on higher brokerage sales, partially offset by increased deferred loan costs. Employee benefits expense increased $1.6 million or 28.2%, primarily from increased pension, health insurance and other benefit plan costs. Even with the ESB acquisition, net occupancy, marketing and other expenses were down from last year due to efficiencies applied in several of our vendor contracts, lower real estate owned (“REO”) costs, marketing campaign timing and other seasonal factors. The merger of ESB’s information systems into WesBanco’s will result in additional cost savings beyond those noted above over the course of the next 12 – 18 months.

The provision for income taxes in the first quarter of 2015 included a credit of $0.5 million relating to the completion of an IRS audit which closed the 2011 and 2012 tax years. As a result, the effective tax rate decreased to 24.59% compared to 25.63% for the first quarter of 2014.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2015	2014
Net interest income	$54,955	$47,325
Taxable equivalent adjustments to net interest income	1,902	1,823

Net interest income, fully taxable equivalent	$56,857	$49,148

Net interest spread, non-taxable equivalent	3.38%	3.39%
Benefit of net non-interest bearing liabilities	0.09%	0.11%

Net interest margin	3.47%	3.50%
Taxable equivalent adjustment	0.12%	0.13%

Net interest margin, fully taxable equivalent	3.59%	3.63%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $7.6 million or 16.1% in the first quarter of 2015 compared to the first quarter of 2014 due to a 16.9% increase in average earning assets, primarily through the ESB acquisition, and through a 6.4% increase in average portfolio loan balances, exclusive of ESB. The increase was slightly offset by a 4 basis point decrease in the net interest margin. Average loan balances increased by $629.1 million or 16.2% from the first quarter of 2014, of which $243.6 million of the increase was from organic loan growth. Total average deposits increased by $645.4 million or 12.6% as all major categories within deposits increased. Excluding the ESB acquisition, average certificates of deposit, which have the highest interest cost among interest bearing deposits, decreased by $214.4 million or 14.2%, while all other deposit types increased by $184.9 million or 5.1%. These lower-cost and non-interest bearing deposit increases were the result of marketing campaigns, customer incentives, wealth management and business initiatives as well as deposits from Marcellus and Utica shale gas bonus and royalty payments. The net interest margin decreased to 3.59% in the first quarter of 2015 from 3.63% in the same period of 2014. The reduction is primarily due to asset and liability mix shifts post-ESB. The cost of funds continued to improve, declining 13 basis points from the first quarter of 2014 due to lower offered rates, increases in the percentage of lower-cost and non-interest bearing deposit balances to total deposits and lower rates on FHLB and other borrowings.

Interest income increased in the first quarter of 2015 by $6.9 million or 13.0% compared to the same period in 2014 due to higher average balances of earning assets acquired both in the ESB acquisition and organically, offset by lower yields on loans and the investment portfolio. Rates decreased 18 basis points in the first quarter on average loan balances from reduced rates on acquired, organic and repriced assets due to the necessity of offering lower rates on quality credits in an increasingly competitive and low interest rate environment. However, the increase in average loans helped to mitigate the effect of the lower rates, as rates earned on loans are higher than those on securities. In the first quarter of 2015, average loans represented 70.3% of average earning assets, a slight decrease compared to 70.7% in the same quarter of 2014 due to the acquired loan portfolio being smaller than the acquired investment portfolio. Total securities yields decreased by 22 basis points in the first quarter of 2015 from the same period in 2014 due to the ESB acquisition, net of sales, and the reinvestment of funds from pre-acquisition portfolio restructuring at current lower available interest rates. Within the investment portfolio, the average rate declined on taxable and tax-exempt securities by 12 and 29 basis points, respectively, from the first quarter of 2014, offset somewhat by the aforementioned higher average balances in each category. The average balance of tax-exempt securities, which provide the highest yield within securities, increased 10.5% or $42.1 million over the last year, but were only 23.9% of total average securities in the first quarter of 2015 compared to 26.0% in the first quarter of 2014, contributing to the overall lower yield on total securities. Taxable securities balances increased by $269.2 million or 23.6% from the first quarter of 2014 as a significant portion of the acquired securities consisted of 10-15 year residential mortgage pools. Shorter-term mortgage pools reduce the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgeable securities.

Portfolio loans increased $986.6 million in the twelve months ended March 31, 2015 with $699.0 million from the ESB acquisition and $287.6 million or 7.4% from loan growth exclusive of ESB as originations continued to outpace paydowns. Organic loan growth from December 31, 2014, annualized was 8.7%, primarily due to $357 million in loan originations for the first quarter compared to $273 million last year. Loan growth was driven by increased business activity, additional commercial and lending personnel in our urban markets, focused marketing efforts, and continued improvement in loan origination processes, while paydowns decreased.

Interest expense decreased $0.7 million or 11.5% in the first quarter of 2015 compared to the same period in 2014 due to decreases in average rates paid, and a continued shift in the liability mix towards less expensive sources of funding; offset slightly by an increase in average balances of interest bearing deposits and FHLB borrowings. Total average interest bearing liabilities increased $763.6 million or 17.3% in the first quarter due to deposits from the ESB acquisition, increased organic deposits and increased short to medium-term FHLB borrowings. The average rate paid on interest bearing liabilities decreased 13 basis points in the first quarter of 2015 compared to the same period in 2014. Rates paid on interest bearing deposits declined by 11 basis points to 0.34% in the first quarter due to a significant decline in rates on certificates of deposit, as a result of management reducing offered rates and the repricing, through purchase accounting, of acquired CDs on the acquisition date at lower market rates. The average rate paid on certificates of deposit declined by 27 basis points from the first quarter of 2014, while the rates paid on other deposit types remained nearly unchanged. Improvements in the deposit funding mix also lowered the cost of funds, with average certificates of deposit decreasing to 28.3% of total average deposits from 29.3% in the first quarter of last year, even after the acquisition of ESB. Average CDs increased by only 8.6%, entirely due to the ESB acquisition, as average demand, money market and savings deposits increased by 14.2%. WesBanco continues to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificates of deposit customers. In addition, non-interest bearing demand deposits increased to 20.1% of total average deposits in the first quarter of 2015 compared to 19.2% in the same period of 2014. Average total other borrowings decreased by $23.0 million or 20.0% in the first quarter which further improved funding costs due to the prepayment of a higher-rate $22.0 million repurchase agreement with another bank in the third quarter of 2014. Average FHLB borrowings increased in the first quarter of 2015 to manage normal liquidity needs and were generally short to medium-term with an average rate of 0.68%, which is lower than the average CD rate.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2015		2014
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks - interest bearing	$29,585	0.14%	$51,149	0.17%
Loans, net of unearned income (1)	4,502,920	4.30%	3,873,789	4.48%
Securities: (2)
Taxable	1,410,138	2.41%	1,140,982	2.53%
Tax-exempt (3)	441,923	4.92%	399,794	5.21%

Total securities	1,852,061	3.01%	1,540,776	3.23%
Other earning assets (4)	17,817	14.03%	11,568	2.73%

Total earning assets (3)	6,402,383	3.93%	5,477,282	4.08%

Other assets	1,128,712		709,216

Total Assets	$7,531,095		$6,186,498

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,041,608	0.16%	$887,518	0.17%
Money market accounts	978,086	0.19%	945,412	0.19%
Savings deposits	962,987	0.06%	808,710	0.07%
Certificates of deposit	1,633,854	0.71%	1,504,605	0.98%

Total interest bearing deposits	4,616,535	0.34%	4,146,245	0.45%
Federal Home Loan Bank borrowings	331,703	0.68%	35,028	2.44%
Other borrowings	92,307	0.33%	115,326	1.96%
Junior subordinated debt	125,826	2.88%	106,141	3.02%

Total interest bearing liabilities (1)	5,166,371	0.43%	4,402,740	0.56%
Non-interest bearing demand deposits	1,158,228		983,096
Other liabilities	249,660		41,821
Shareholders’ equity	956,836		758,841

Total Liabilities and Shareholders’ Equity	$7,531,095		$6,186,498

Taxable equivalent net interest spread		3.50%		3.52%
Taxable equivalent net interest margin		3.59%		3.63%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $1.1 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $0.8 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, while accretion on interest bearing liabilities from prior acquisitions was $0.8 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost and include premium amortization and discount accretion from prior acquisitions.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.
(4)	Interest income on other earning assets includes $0.6 million from a special dividend from FHLB Pittsburgh for the three months ended March 31, 2015.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended March 31, 2015 Compared to March 31, 2014
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(7)	$(5)	$(12)
Loans, net of unearned income	6,720	(1,753)	4,967
Taxable securities	1,636	(363)	1,273
Tax-exempt securities (1)	528	(300)	228
Other earning assets	67	479	546

Total interest income change (1)	8,944	(1,942)	7,002

Increase (decrease) in interest expense:
Interest bearing demand deposits	63	(15)	48
Money market accounts	16	—	16
Savings deposits	24	(6)	18
Certificates of deposit	291	(1,049)	(758)
Federal Home Loan Bank borrowings	599	(253)	346
Other borrowings	(93)	(389)	(482)
Junior subordinated debt	141	(37)	104

Total interest expense change	1,041	(1,749)	(708)

Net interest income increase (decrease) (1)	$7,903	$(193)	$7,710

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. Continued improvement in the credit quality of the pre-acquisition legacy portfolio resulted in a provision for credit losses of $1.3 million in the first quarter of 2015 compared to $2.2 million in the same quarter of 2014. Net charge-offs for the first three months of 2015 were $1.7 million or 0.16% of average portfolio loans compared to $4.1 million or 0.43% in the first quarter of 2014. Legacy non-performing loans, including TDRs, as well as criticized and classified loans, also improved as a percentage of total portfolio loans from their pre-acquisition levels in the fourth quarter of 2014. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2015	2014	$ Change	% Change
Trust fees	$6,053	$5,648	$405	7.2
Service charges on deposits	3,652	3,860	(208)	(5.4)
Electronic banking fees	3,325	3,013	312	10.4
Net securities brokerage revenue	2,059	1,829	230	12.6
Bank-owned life insurance	1,251	875	376	43.0
Net gains on sales of mortgage loans	272	154	118	76.6
Net securities gains	22	10	12	120.0
Net gain on other real estate owned and other assets	122	113	9	8.0
Net insurance services revenue	862	741	121	16.3
Other	572	806	(234)	(29.0)

Total non-interest income	$18,190	$17,049	$1,141	6.7

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the first quarter of 2015, non-interest income increased $1.1 million or 6.7% compared to the first quarter of 2014. The increase was primarily due to improved trust fee income and securities brokerage revenue, a $0.4 million bank-owned life insurance death benefit and a 10.4% increase in electronic banking fees, while service charges on deposits decreased due to lower overdraft fees affected by customer usage and increases in customer deposits.

Trust fees increased $0.4 million or 7.2% as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were up 2.7% from $3.8 billion at March 31, 2014 to $3.9 billion at March 31, 2015. At March 31, 2015, trust assets include managed assets of $3.2 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $961.0 million as of March 31, 2015 and $915.1 million at March 31, 2014 and are included in trust managed assets.

Service charges on deposits decreased 5.4% for the quarter compared to the first quarter of 2014 due to lower overdraft fees that were affected by lower customer usage patterns, implementation of certain FDIC guidelines for overdraft products, consistent increases in deposit levels and higher average deposits per account. The acquisition somewhat mitigated these factors.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing 10.4% compared to the first quarter of 2014, due to a higher volume of debit card transactions from the acquisition and WesBanco’s legacy customers. The volume increase is due to marketing and process initiatives and as customers move more towards electronic transactions and a higher percentage of customers using these products.

Net securities brokerage revenue increased $0.2 million or 12.6% from the first quarter of 2014 due to significant production increases from existing markets, additional market coverage in the expanded western Pennsylvania market, the addition of support and producing staff in several regions, as well as an increase in referrals and production from a licensed retail banker program.

Net gains on sales of mortgage loans increased 76.6% compared to the three months ended March 31, 2014 due to increased production and a greater volume of loans sold into the secondary market, despite the recently-adopted Qualified Mortgage and Ability-to-Repay rules, which have somewhat limited our product offerings and overall loan approvals. Total mortgage production was $80.5 million in the first quarter of 2015, up 74.3% from the comparable 2014 quarter. Mortgages sold into the secondary market represented $22.9 million or 28.4% of overall mortgage loan production in the first quarter of 2015 compared to $17.1 million or 37.0% in the first quarter of 2014.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2015	2014	$ Change	% Change
Salaries and wages	$18,357	$16,467	$1,890	11.5
Employee benefits	7,316	5,708	1,608	28.2
Net occupancy	3,490	3,491	(1)	(0.0)
Equipment	2,973	2,783	190	6.8
Marketing	965	1,003	(38)	(3.8)
FDIC insurance	910	877	33	3.8
Amortization of intangible assets	566	495	71	14.3
Restructuring and merger-related expenses	9,733	—	9,733	100.0
Miscellaneous, franchise, and other taxes	1,561	1,626	(65)	(4.0)
Postage	788	841	(53)	(6.3)
Consulting, regulatory, accounting and advisory fees	1,330	1,144	186	16.3
Other real estate owned and foreclosure expenses	170	259	(89)	(34.4)
Legal fees	541	658	(117)	(17.8)
Communications	346	521	(175)	(33.6)
ATM and interchange expenses	1,021	1,102	(81)	(7.4)
Supplies	637	626	11	1.8
Other	2,737	2,494	243	9.7

Total non-interest expense	$53,441	$40,095	$13,346	33.3

Non-interest expense increased $13.3 million in the first quarter compared to the first quarter of 2014 due to normal operating expenses from the ESB acquisition and $9.7 million of merger-related expenses. Total non-interest expense would have increased $3.6 million or 9.0% for the quarter without merger-related expenses, to a large extent due to the normal operating expenses from the 23 ESB offices acquired in the Pittsburgh area and increased revenue generation activity throughout the organization. Even with the ESB acquisition, other expenses including marketing, communications, and legal were down from last year due to efficiencies applied in several of our vendor contracts, lower REO costs and marketing campaign timing. The merger of ESB’s information systems into WesBanco’s will result in additional cost savings beyond those noted above over the course of the next 12 – 18 months as per our earlier announced plans.

Salaries and wages increased $1.9 million or 11.5% from the first quarter of 2014 due to an 8.6% increase in average full-time equivalent employees, with approximately $0.5 million of such increase related to post-merger personnel costs that will be immediately saved as a result of the April 24 weekend systems and branch conversions. In addition, routine annual adjustments to compensation and increased brokerage revenue commissions increased over the prior comparable period. Employee benefit expenses increased 28.2%, primarily from increased pension, health insurance and other benefit plan costs as well as the addition of ESB’s personnel.

Net occupancy and equipment expense increased $0.2 million or 3.0% due to increased depreciation and other maintenance costs resulting primarily from the 23 ESB offices. In addition, new teller cash recycling machines continue to be introduced into our branches, which have improved the speed of customer service, improved cash controls and reduced full-time equivalent employees.

Amortization of intangible assets increased due to the ESB acquisition, which added approximately $5.3 million in core deposit intangibles.

Restructuring and merger-related expenses of $9.7 million in 2015 related to the ESB acquisition include $7.5 million in executive change-in-control and employee severance expenses, $1.7 million in investment banking services, $0.2 million in legal expenses, and $0.3 million of various other merger-related expenses.

Other real estate owned and foreclosure expenses decreased $0.1 million in 2015 compared to 2014 due to lower foreclosure and liquidation activity. Other real estate owned and repossessed assets increased $0.8 million from the first quarter of 2014 to $6.2 million due to the ESB acquisition, which added approximately $1.4 million.

Communications expense decreased 33.6% from the first quarter of 2014 due to the implementation of a company-wide modernization of the communication infrastructure during 2014.

INCOME TAXES

The provision for federal and state income taxes was $4.5 million in 2015 compared to $5.7 million in the first quarter of 2014. The decrease in income tax expense was due to a decrease in pre-tax income, from merger-related expenses of $9.7 million, and a $0.5 million benefit relating to the completion of an IRS audit which closed the 2011 and 2012 tax years, which resulted in an effective tax rate of 24.6% for 2015 compared to 25.6% for 2014. The effective tax rate is anticipated to range between 26.5% and 27.5% for the remainder of 2015.

FINANCIAL CONDITION

Total assets increased 30.8% during the quarter, while deposits and shareholders’ equity increased 27.1% and 38.5%, respectively, compared to December 31, 2014 primarily due to the acquisition of ESB. Total loans increased $787.2 million or 19.2% with $699.0 million from the ESB acquisition and the remaining $88.2 million from WesBanco’s originations outpacing pay downs, which were a result of increased business activity, additional lending personnel, focused marketing efforts, an expanded presence in larger urban markets, and continued improvement in the loan origination process. Deposits increased $1.4 billion, with $1.2 billion from the ESB acquisition and $134.9 million from organic growth. The organic growth in deposits resulted from a 5.8% increase in demand deposits, a 3.8% increase in savings deposits and a 2.6% increase in money market deposits, which more than offset the 2.6% decrease in certificates of deposit due to lower rate offerings on maturities. The increase in demand deposits, savings deposits and money market deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 58.9% during the quarter. FHLB borrowings increased $209.3 million from December 31, 2014, due primarily to $173.9 million in new borrowings, coupled with $35.4 million in FHLB borrowings provided from the ESB acquisition. New borrowings were utilized to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as certificates of deposit runoff. Total shareholders’ equity increased by approximately $303.2 million or 38.5%, compared to December 31, 2014, primarily due to $293.6 million of common stock issued in the ESB acquisition and net income exceeding dividends for the period by $5.0 million, coupled with $5.2 million of additional unrealized gains in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	March 31, 2015	December 31, 2014	$ Change	% Change
Available-for-sale (at fair value)
Obligations of government agencies	$80,768	$87,736	$(6,968)	(7.9)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,283,445	701,113	582,332	83.1
Obligations of states and political subdivisions	95,653	91,433	4,220	4.6
Corporate debt securities	183,090	25,996	157,094	604.3

Total debt securities	1,642,956	906,278	736,678	81.3
Equity securities	11,308	11,146	162	1.5

Total available-for-sale securities	$1,654,264	$917,424	$736,840	80.3

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$126,935	$79,004	$47,931	60.7
Obligations of states and political subdivisions	610,249	507,927	102,322	20.1
Corporate debt securities	6,741	6,739	2	0.0

Total held-to-maturity securities	743,925	593,670	150,255	25.3

Total securities	$2,398,189	$1,511,094	$887,095	58.7

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.06%	2.34%
As a % of total securities	69.0%	60.7%
Weighted average life (in years)	4.1	4.0

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.29%	4.67%
As a % of total securities	31.0%	39.3%
Weighted average life (in years)	5.0	5.1

Total securities:
Weighted average yield at the respective period end (2)	2.76%	3.27%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.4	4.4

(1)	At March 31, 2015 and December 31, 2014, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $887.1 million or 58.7% from December 31, 2014 to March 31, 2015. This increase is attributable to the ESB acquisition. On the date of merger, the investment portfolio increased by $486.9 million. Portfolio restructuring on the acquired portfolio began prior to merger, and continued after the merger which resulted in purchases of $457.2 million in the first quarter. Offsetting the acquired securities and purchases in the first quarter were maturities, paydowns, and calls that totaled $62.2 million. Through the first quarter, the available-for-sale portfolio increased by $736.8 million or 80.3%, while the held-to-maturity portfolio increased by $150.3 million or 25.3%. The weighted average yield of the portfolio declined from 3.27% at December 31, 2014 to 2.76% at March 31, 2015 due to the ESB acquisition and purchases of securities in the first quarter at lower current market rates.

Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2015 and December 31, 2014 were $12.1 million and $4.6 million, respectively. Unrealized gains increased on available-for-sale securities due to a decrease in market rates from December 31, 2014. With approximately 31% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

WesBanco’s municipal portfolio comprises 29.4% of the overall securities portfolio as of March 31, 2015 as compared to 39.7% as of December 31, 2014, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	March 31, 2015		December 31, 2014
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$66,260	9.1	$50,205	8.1
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	530,741	72.5	449,219	72.1
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	128,608	17.6	117,398	18.9
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	3,035	0.4	1,958	0.3
Not rated by either agency	2,940	0.4	3,454	0.6

Total municipal bond portfolio	$731,584	100.0	$622,234	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of March 31, 2015 and December 31, 2014, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	March 31, 2015		December 31, 2014
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$506,111	69.2	$432,967	69.6
Revenue	225,473	30.8	189,267	30.4

Total municipal bond portfolio	$731,584	100.0	$622,234	100.0

Municipal bond issuer:
State Issued	$69,888	9.6	$53,931	8.7
Local Issued	661,696	90.4	568,303	91.3

Total municipal bond portfolio	$731,584	100.0	$622,234	100.0

The amortized cost of the municipal bond portfolio at March 31, 2015 and December 31, 2014 was $700.2 million and $594.0 million, respectively.

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at March 31, 2015:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	March 31, 2015
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$180,130	24.6
Texas	102,953	14.1
Ohio	85,508	11.7
Illinois	40,595	5.5
Michigan	27,451	3.8
All other states (1)	294,947	40.3

Total municipal bond portfolio	$731,584	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $14.8 million or 2.0% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2015		December 31, 2014
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$288,075	5.9	$262,643	6.4
Improved property	1,908,869	39.1	1,682,817	41.1

Total commercial real estate	2,196,944	45.0	1,945,460	47.5
Commercial and industrial	709,621	14.6	638,410	15.6
Residential real estate:
Land and construction	37,038	0.8	19,681	0.5
Other	1,202,125	24.6	909,089	22.2
Home equity	362,163	7.4	330,031	8.1
Consumer	365,830	7.5	244,095	6.0

Total portfolio loans	4,873,721	99.9	4,086,766	99.9
Loans held for sale	6,064	0.1	5,865	0.1

Total loans	$4,879,785	100.0	$4,092,631	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $787.2 million compared to December 31, 2014 with $699.0 million from the ESB acquisition. Excluding the acquisition, the legacy portfolio increased $88.2 million, or 2.2% for the quarter and 8.7% annualized. Organic loan growth was achieved through $357.0 million in loan originations during the quarter, which represents a 30.6% increase over the first quarter in 2014. Loan growth was driven by increased business activity, additional lending personnel, focused marketing efforts, an expanded presence in our larger urban markets, a reduction in unscheduled payoffs and a less severe winter that did not stifle certain types of business activity as much as it did the prior year. Excluding the ESB acquisition, CRE improved property and C&I loans provided the most significant organic growth, respectively increasing 2.2% and 2.0% for the quarter. A portion of the increase in CRE improved property came from CRE land and construction loans upon completion of the project. Organic loan growth was achieved without sacrificing profitability, loan structure and credit quality of the loan portfolio despite a highly competitive lending market for high quality borrowers.

Total loan commitments, including loans approved but not closed, increased $244.8 million from December 2014 with $85.3 million from the ESB acquisition and the remainder due primarily to increases in CRE land and construction and home equity lines of credit originations.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2015	December 31, 2014
Non-accrual loans:
Commercial real estate - land and construction	$1,463	$1,488
Commercial real estate - improved property	22,143	20,227
Commercial and industrial	3,849	4,110
Residential real estate	11,249	10,329
Home equity	1,899	1,923
Consumer	771	741

Total non-accrual loans (1)	41,374	38,818

TDRs accruing interest:
Commercial real estate - land and construction	1,013	—
Commercial real estate - improved property	6,804	2,437
Commercial and industrial	351	329
Residential real estate	7,883	8,215
Home equity	718	740
Consumer	561	345

Total TDRs accruing interest (1)	17,330	12,066

Total non-performing loans	$58,704	$50,884

Other real estate owned and repossessed assets	6,226	5,082

Total non-performing assets	$64,930	$55,966

Non-performing loans/total loans	1.20%	1.25%
Non-performing assets/total assets	0.79%	0.89%
Non-performing assets/total loans, other real estate and repossessed assets	1.33%	1.37%

(1)	TDRs on nonaccrual of $9.2 million and $5.4 million at March 31, 2015 and December 31, 2014, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, increased $7.8 million, or 15.4% from December 31, 2014 to March 31, 2015 with $9.3 million from the ESB acquisition, while legacy non-performing loans decreased $1.5 million or 3.0%. Non-performing loans acquired, recognized at their acquisition date fair value of $9.7 million with an unpaid principal balance of $16.0 million primarily consist of three commercial relationships with an acquisition date aggregate fair value of $8.9 million. Organic non-performing loans decreased primarily from an unscheduled principal payment on one loan as well as other successful exit strategies and overall improvement in economic conditions in our markets. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets increased $1.1 million from December 31, 2014 to March 31, 2015, entirely due to the ESB acquisition.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

	March 31,	December 31,
(unaudited, dollars in thousands)	2015	2014
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$71
Commercial real estate - improved property	—	—
Commercial and industrial	3	22
Residential real estate	74	1,306
Home equity	684	570
Consumer	270	319

Total loans past due 90 days or more	1,031	2,288

Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	1,144	480
Commercial and industrial	848	216
Residential real estate	4,661	3,105
Home equity	2,433	2,524
Consumer	2,917	3,022

Total loans past due 30 to 89 days	12,003	9,347

Total 30 days or more	$13,034	$11,635

Loans past due 90 days or more and accruing to total portfolio loans	0.02%	0.06%
Loans past due 30-89 days and accruing to total portfolio loans	0.25%	0.23%

Loans past due 90 days or more and accruing interest excluding TDRs decreased $1.3 million or 54.9% from December 31, 2014 due to loans being placed on nonaccrual or migrated back to 30-89 days past due or current status. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days increased $2.7 million or 28.4% between December 31, 2014 and March 31, 2015 with $1.3 million from the ESB acquisition and $1.4 million from the legacy portfolio as certain legacy loans migrated from the 90 days past due category. Loans past due 30-89 days to total portfolio loans improved to 0.25% from 0.38% one year ago, representing a 34.2% decrease. This improvement in delinquency is the result of management’s focus on controlling early stage delinquency as well as improving economic conditions.

ALLOWANCE FOR CREDIT LOSSES

Continued improvement in the credit quality of the pre-acquisition legacy portfolio resulted in a decrease in the allowance as supported by reductions in nearly all categories of legacy loans with adverse characteristics and continued improvement in economic conditions. The allowance was not affected by the acquired ESB loan portfolio, as these loans were recorded at fair value at the date of acquisition and credit quality adjustments of $21.3 million were reflected in the acquired loan portfolio at March 31, 2015.

The allowance for credit losses decreased $0.5 million from December 31, 2014 to March 31, 2015 as a result of a lower provision expense than net charge-offs, representing 0.91% of total loans at March 31, 2015 compared to 1.09% of total loans at December 31, 2014. However, if the credit component of the unaccreted loan mark on acquired loans of $24.2 million, including prior acquisitions, were added to the allowance, the resulting ratio provides greater coverage over total loans and is considered by management to be a better comparison of the adequacy of the allowance and the unaccreted credit mark to absorb potential losses.

The allowance for loans individually evaluated was relatively unchanged from December 31, 2014 to March 31, 2015, while the allowance for loans collectively evaluated decreased $0.4 million to $40.5 million due to lower charge-offs and continued improvement in delinquent, non-performing and classified and criticized loans.

The allowance for loan commitments of $0.5 million at March 31, 2015 was unchanged from December 31, 2014.

The allowance for credit losses by loan category, presented in Note 5 “Loans and the Allowance for Credit Losses” to the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for all segments is impacted by changes in loan balances, as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions. The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio as well as the migration of CRE loans from land and construction to improved property upon the completion of construction.

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans were $93.0 million, or 1.91% of total loans at March 31, 2015, which represents a decrease of 28.1% from $129.3 million or 3.33% of total loans at March 31, 2014, as credit quality continued to improve, enabling certain loans to be upgraded that were criticized but not classified throughout the economic downturn. The ESB acquisition increased criticized and classified loans by $9.6 million.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The decrease in the allowance for CRE land and construction loans is due primarily to that category of loans consisting of more multi-family apartment and other commercial building construction loans than land and residential development loans, which had higher loss rates during the recession but now represent a much smaller percentage of the category. The increase in the allowance for CRE improved property and home equity loans is primarily attributable to growth in those categories, while the decrease in the allowance for residential real estate and consumer loans reflects lower historical loss rates in each category.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	March 31, 2015	Percent of Total	December 31, 2014	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$5,331	11.9	$5,654	12.5
Commercial real estate - improved property	18,035	40.4	17,573	39.0
Commercial and industrial	9,011	20.2	9,063	20.1
Residential real estate	5,034	11.3	5,382	11.9
Home equity	2,497	5.6	2,329	5.2
Consumer	3,723	8.3	4,078	9.0
Deposit account overdrafts	542	1.2	575	1.3

Total allowance for loan losses	$44,173	98.9	$44,654	99.0

Allowance for loan commitments:
Commercial real estate - land and construction	$178	0.4	$194	0.4
Commercial real estate - improved property	18	0.0	10	0.0
Commercial and industrial	120	0.4	112	0.3
Residential real estate	13	0.0	9	0.0
Home equity	107	0.2	90	0.2
Consumer	42	0.1	40	0.1

Total allowance for loan commitments	478	1.1	455	1.0

Total allowance for credit losses	$44,651	100.0	$45,109	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at March 31, 2015.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2015	December 31, 2014	$ Change	% Change
Deposits
Non-interest bearing demand	$1,249,521	$1,061,075	$188,446	17.8
Interest bearing demand	1,199,801	885,037	314,764	35.6
Money market	1,018,184	954,957	63,227	6.6
Savings deposits	1,064,808	842,818	221,990	26.3
Certificates of deposit	1,883,888	1,305,096	578,792	44.3

Total deposits	$6,416,202	$5,048,983	$1,367,219	27.1

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 142 branches. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $1.4 billion or 27.1% during the first three months of 2015 primarily due to the ESB acquisition which provided $1.2 billion of additional deposits, while organic deposit growth was an annualized 10.8%. Interest bearing demand and non-interest bearing deposits increased 35.6% and 17.8%, respectively, while savings and money market deposits increased 26.3% and 6.6%, respectively, due to the ESB acquisition and corresponding marketing, incentive compensation paid to customers and employees, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Demand deposits, savings deposits and money market deposits acquired through the ESB acquisition were $391.1 million, $189.7 million and $38.3 million, respectively.

Certificates of deposit increased $578.8 million due primarily to the ESB acquisition. Certificates of deposit acquired from the ESB acquisition totaled $613.1 million, while organic balances declined 2.6% due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $304.7 million in total outstanding balances at March 31, 2015, of which $205.0 million represented one-way buys, compared to $283.0 million in total outstanding balances at December 31, 2014, of which $172.3 million represented one-way buys. ICS® reciprocal balances totaled $143.3 million at March 31, 2015 compared to $117.1 million at December 31, 2014. Certificates of deposit greater than $250,000 were approximately $306.4 million at March 31, 2015 compared to $174.7 million at December 31, 2014. Certificates of deposit of $100,000 or more were approximately $974.9 million at March 31, 2015 compared to $706.1 million at December 31, 2014. The increase in jumbo certificates of deposit was primarily due to the acquisition. Certificates of deposit totaling approximately $1.2 billion at March 31, 2015 with a cost of 0.75% are scheduled to mature within the next 12 months. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally equal or lower for all maturities and types compared to rates paid on existing CDs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2015	December 31, 2014	$ Change	% Change
Federal Home Loan Bank Borrowings	$432,456	$223,126	$209,330	93.8
Other short-term borrowings	76,630	80,690	(4,060)	(5.0)
Junior subordinated debt owed to unconsolidated subsidiary trusts	142,269	106,176	36,093	34.0

Total	$651,355	$409,992	$241,363	58.9

Borrowings are currently a less significant source of funding for WesBanco compared to total deposits. During the first quarter of 2015, FHLB borrowings increased $209.3 million due to the acquisition of ESB which provided $35.4 million in borrowings coupled with $173.9 million in new borrowings which were utilized to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as CD runoff.

Other short-term borrowings, which consist of securities sold under agreements to repurchase at March 31, 2015, but may also include federal funds purchased and other borrowings, were $76.6 million at March 31, 2015 compared to $80.7 million at December 31, 2014. The ESB acquisition also provided $36.1 million in junior subordinated debentures which the Federal Reserve Bank has approved for redemption, which will occur on the next payment due date of May 11, 2015. WesBanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There were no outstanding balances as of March 31, 2015 or December 31, 2014.

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

CAPITAL RESOURCES

Shareholders’ equity was $1.1 billion at March 31, 2015 compared to $788.2 million at December 31, 2014. The increase was due primarily to $293.6 million of common stock issued in the ESB acquisition coupled with net income during the current three month period of $13.9 million and a $5.2 million increase in other comprehensive income, which were partially offset by the declaration of common shareholder dividends totaling $8.8 million for the three months ended March 31, 2015. WesBanco also increased its quarterly dividend rate to $0.23 per share in February, representing a 4.5% increase over the prior quarterly rate and a cumulative 64% increase over the last seventeen quarters.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2015, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of March 31, 2015, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $29.2 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			March 31, 2015			December 31, 2014
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc. (3)
Tier 1 leverage	4.00%	5.00%	$747,248	10.59%	$282,363	$593,031	9.88%	$240,068
Common equity tier 1 (4)	4.50%	6.50%	609,248	11.49%	238,684	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	6.00%	8.00%	747,248	14.09%	318,245	593,031	13.76%	172,357
Total capital to risk-weighted assets	8.00%	10.00%	791,455	14.92%	424,327	638,064	14.81%	344,714

WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$676,262	9.66%	$279,973	$516,689	8.63%	$239,533
Common equity tier 1 (4)	4.50%	6.50%	676,262	12.79%	237,842	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	6.00%	8.00%	676,262	12.79%	317,122	516,689	12.04%	171,612
Total capital to risk-weighted assets	8.00%	10.00%	720,469	13.63%	422,829	561,369	13.08%	343,225

(1)	Minimum to remain adequately capitalized. Minimums prior to January 1, 2015 were 4.00% for Tier 1 leverage and Tier 1 capital and 8.00% for total capital.
(2)	Well-capitalized under prompt corrective action regulations.
(3)	March 31, 2015 regulatory ratios for Tier 1 leverage, Tier 1 capital and total capital will be reduced by approximately 50, 66 and 66 basis points, respectively, after payoff of ESB’s trust preferred securities totaling $36.1 million on May 11, 2015.
(4)	The Common Equity Tier 1 ratio (known as “CET 1”) is a new regulatory ratio as of March 31, 2015, as the regulatory agencies adopted new guidelines for such ratio as a result of international adoption of the BASEL III regulatory capital accords in 2013.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 58.7% at March 31, 2015 and deposit balances funded 77.9% of assets.

The following table lists the sources of liquidity from assets at March 31, 2015 expected within the next year:

(in thousands)
Cash and cash equivalents	$92,974
Securities with a maturity date within the next year	89,523
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	222,707
Callable securities	114,834
Loans held for sale	6,064
Accruing loans scheduled to mature	626,743
Normal loan repayments	529,717

Total sources of liquidity expected within the next year	$1,682,562

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $6.4 billion at March 31, 2015. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.2 billion at March 31, 2015, which includes jumbo regular certificates of deposit totaling $453.6 million with a weighted-average cost of 0.85%, and jumbo CDARS® deposits of $195.5 million with a cost of 0.55%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB was approximately $1.7 billion and $1.5 billion at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the Bank had unpledged available-for-sale securities with an amortized cost of $647.8 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At March 31, 2015, WesBanco had a BIC line of credit totaling $146.9 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $205.0 million, none of which was outstanding at March 31, 2015, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $76.6 million at March 31, 2015 consisted of overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during the first three months of 2015. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $31.8 million in cash and investments on hand, and a $25.0 million revolving line of credit with another financial institution, which did not have an outstanding balance at March 31, 2015. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2015, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $29.2 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.5 billion and $1.2 billion at March 31, 2015 and December 31, 2014, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of March 31, 2015 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at March 31, 2015 and December 31, 2014 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2015	December 31, 2014	Guidelines
+300	0.9%	0.9%	(25.0%)
+200	1.9%	2.1%	(12.5%)
+100	1.8%	1.9%	(5.0%)
-100	(2.4%)	(1.8%)	(5.0%)

As per the table above, the earnings simulation model at March 31, 2015 currently projects that net interest income for the next twelve month period would decrease by 2.4% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 1.8% for the same scenario as of December 31, 2014.

For rising rate scenarios, net interest income would increase by 1.8%, 1.9%, and 0.9% if rates increased by 100, 200 and 300 basis points, respectively, as of March 31, 2015 compared to increases of 1.9%, 2.1% and 0.9% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2014.

The balance sheet is asset sensitive as of March 31, 2015, slightly less than at December 31, 2014, based upon changes in the mix of various earning assets and costing liabilities, 2015 loan and transaction deposit account growth, an increase in borrowings, the ESB transaction and certain changes in modeling assumptions. Should rates rise more rapidly and by a higher amount than currently anticipated in the short to intermediate term, overall asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors averaging 4.23% approximated $1.1 billion at March 31, 2015, which represented approximately 37% of commercial loans. In a 100 basis point rising rate environment, these loans would not as significantly re-price from their current floor level as compared to non-floor loans. However, not all such loans are currently priced at their floor. In the current lower spread and recently downward trending yield curve environment, WesBanco expects that the net interest margin may contract somewhat due to the acquisition and the continued low interest rate environment, until after rates begin to rise. A short-term rate increase is anticipated by late third quarter by a majority of economists and the Federal Reserve Board which should help the margin eventually improve assuming no earning asset or costing liability changes. Maturities of higher-costing certificates of deposit scheduled over the next year should help to mitigate potential compression from lower loan spreads and general loan re-pricing in an increasingly more competitive loan environment, along with anticipated loan growth in most loan categories. Of note, certificates of deposit totaling approximately $1.2 billion mature within the next year at an average cost of 0.75%.

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

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at March 31, 2015, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.0% over the next twelve months, compared to a 1.9% increase at December 31, 2014.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At March 31, 2015, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 2.6%, compared to a increase of 6.0% at December 31, 2014. In a 100 basis point falling rate environment, the model indicates a decrease of 3.6%, compared to a decrease of 11.0% as of December 31, 2014. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, new borrowings, transaction deposits and certificates of deposit, as well as certain other modeling assumptions, resulted in the change in equity market value from 2014.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ESB and the other Defendants have vigorously denied, and continue to vigorously deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were alleged in the lawsuits, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with their fiduciary and other legal burdens and entered into the MOS solely to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest. Nothing in the MOS or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth therein. WesBanco does not believe that a material loss related to these claims is reasonably possible.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2015, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. There were no repurchases during the first quarter of 2015, other than those for the KSOP and dividend reinvestment plans and a repurchase to facilitate the payoff of ESB’s ESOP loan.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2014				378,286

January 1, 2015 to January 31, 2015
Open market repurchases	—	—	—	378,286
Other transactions (1)	13,627	$33.78	N/A	N/A

February 1, 2015 to February 28, 2015
Open market repurchases	—	—	—	378,286
Other transactions (1)	1,601	$32.61	N/A	N/A

March 1, 2015 to March 31, 2015
Open market repurchases	—	—	—	378,286
Other repurchases (2)	38,237	$33.01	38,237	340,049
Other transactions (1)	1,707	32.94	N/A	N/A

First Quarter 2015
Open market repurchases	—	—	—	378,286
Other repurchases (2)	38,237	$33.01	38,237	340,049
Other transactions (1)	16,935	33.59	N/A	N/A

Total	55,172	$33.19	38,237	340,049

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
(2)	Consists of repurchases to facilitate the payoff of ESB’s ESOP loan.

ITEM 6.	EXHIBITS

10.1	Separation Agreement and Release and Waiver of Claims, dated October 29, 2014, by and among ESB Financial Corporation, ESB Bank, Charlotte A. Zuschlag, WesBanco, Inc. and WesBanco Bank, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015).*

10.2	Employment Agreement, dated October 29, 2014, by and between WesBanco Bank, Inc., Charlotte A. Zuschlag, and WesBanco, Inc. (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015).*

10.3	Non-competition Agreement, dated October 29, 2014, by and between WesBanco, Inc., WesBanco Bank, Inc. and Charlotte A. Zuschlag. (incorporated by reference to Exhibit 10.3 of the Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015).*

10.4	Amended and Restated Employment Agreement, dated February 25, 2015, by and between WesBanco Bank, Inc., Bernard P. Twigg and WesBanco, Inc. (incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015).*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 7, 2015	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2015	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)