Form 10-Q
period 2015-06-30
WESBANCO INC
filed 2015-07-30
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 23, 2015, there were 38,527,670 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	June 30, 2015	December 31, 2014

ASSETS
Cash and due from banks, including interest bearing amounts of $20,402 and $8,405, respectively	$108,738	$94,002
Securities:
Available-for-sale, at fair value	1,594,658	917,424
Held-to-maturity (fair values of $864,226 and $619,617, respectively)	848,416	593,670

Total securities	2,443,074	1,511,094

Loans held for sale	11,160	5,865

Portfolio loans, net of unearned income	4,933,645	4,086,766
Allowance for loan losses	(43,419)	(44,654)

Net portfolio loans	4,890,226	4,042,112

Premises and equipment, net	111,692	93,135
Accrued interest receivable	24,739	18,481
Goodwill and other intangible assets, net	492,997	319,506
Bank-owned life insurance	154,980	123,298
Other assets	137,813	89,072

Total Assets	$8,375,419	$6,296,565

LIABILITIES
Deposits:
Non-interest bearing demand	$1,257,932	$1,061,075
Interest bearing demand	1,156,949	885,037
Money market	989,888	954,957
Savings deposits	1,075,711	842,818
Certificates of deposit	1,778,565	1,305,096

Total deposits	6,259,045	5,048,983

Federal Home Loan Bank borrowings	781,332	223,126
Other short-term borrowings	73,868	80,690
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,176

Total borrowings	961,396	409,992

Accrued interest payable	2,542	1,620
Other liabilities	57,783	47,780

Total Liabilities	7,280,766	5,508,375

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 and 50,000,000 shares authorized in 2015 and 2014, respectively; 38,546,042 and 29,367,511 issued in 2015 and 2014, respectively; outstanding: 38,519,170 and 29,298,188 shares in 2015 and 2014, respectively	80,304	61,182
Capital surplus	516,990	244,661
Retained earnings	522,388	504,578
Treasury stock (26,872 and 69,323 shares in 2015 and 2014, respectively, at cost)	(867)	(2,151)
Accumulated other comprehensive loss	(21,702)	(18,825)
Deferred benefits for directors	(2,460)	(1,255)

Total Shareholders’ Equity	1,094,653	788,190

Total Liabilities and Shareholders’ Equity	$8,375,419	$6,296,565

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$52,316	$42,546	$100,036	$85,291
Interest and dividends on securities:
Taxable	10,043	7,452	18,542	14,676
Tax-exempt	4,052	3,435	7,585	6,821

Total interest and dividends on securities	14,095	10,887	26,127	21,497

Other interest income	318	611	954	713

Total interest and dividend income	66,729	54,044	127,117	107,501

INTEREST EXPENSE
Interest bearing demand deposits	485	395	907	768
Money market deposits	490	466	945	907
Savings deposits	163	133	311	263
Certificates of deposit	2,869	3,422	5,741	7,052

Total interest expense on deposits	4,007	4,416	7,904	8,990

Federal Home Loan Bank borrowings	949	175	1,507	386
Other short-term borrowings	92	350	165	907
Junior subordinated debt owed to unconsolidated subsidiary trusts	888	796	1,784	1,587

Total interest expense	5,936	5,737	11,360	11,870

NET INTEREST INCOME	60,793	48,307	115,757	95,631
Provision for credit losses	2,681	849	3,970	3,048

Net interest income after provision for credit losses	58,112	47,458	111,787	92,583

NON-INTEREST INCOME
Trust fees	5,476	5,210	11,529	10,858
Service charges on deposits	4,249	4,078	7,918	7,937
Electronic banking fees	3,496	3,267	6,821	6,281
Net securities brokerage revenue	1,842	2,003	3,901	3,832
Bank-owned life insurance	989	1,821	2,244	2,695
Net gains on sales of mortgage loans	407	475	679	628
Net securities gains	—	165	22	175
Net gain / (loss) on other real estate owned and other assets	152	(165)	185	(52)
Other income	1,461	1,387	2,955	2,936

Total non-interest income	18,072	18,241	36,254	35,290

NON-INTEREST EXPENSE
Salaries and wages	19,300	16,904	37,636	33,370
Employee benefits	6,807	5,529	14,123	11,238
Net occupancy	3,243	2,857	6,765	6,348
Equipment	3,017	2,914	5,958	5,698
Marketing	1,715	1,713	2,707	2,716
FDIC insurance	1,040	880	1,950	1,757
Amortization of intangible assets	944	482	1,510	977
Restructuring and merger-related expense	1,115	—	10,848	—
Other operating expenses	9,408	9,025	18,550	18,294

Total non-interest expense	46,589	40,304	100,047	80,398

Income before provision for income taxes	29,595	25,395	47,994	47,475
Provision for income taxes	7,962	6,520	12,482	12,179

NET INCOME	$21,633	$18,875	$35,512	$35,296

EARNINGS PER COMMON SHARE
Basic	$0.56	$0.65	$0.97	$1.21
Diluted	$0.56	$0.64	$0.97	$1.20

AVERAGE COMMON SHARES OUTSTANDING
Basic	38,472,229	29,242,180	36,443,951	29,212,347
Diluted	38,531,700	29,321,927	36,504,671	29,293,424

DIVIDENDS DECLARED PER COMMON SHARE	$0.23	$0.22	$0.46	$0.44

COMPREHENSIVE INCOME	$13,547	$22,943	$32,635	$42,637

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015 and 2014

	Common Stock					Accumulated Other	Deferred
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Benefits for Directors	Total
December 31, 2014	29,298,188	$61,182	$244,661	$504,578	$(2,151)	$(18,825)	$(1,255)	$788,190

Net income	—	—	—	35,512	—	—	—	35,512
Other comprehensive income	—	—	—	—	—	(2,877)	—	(2,877)

Comprehensive income	—	—	—	—	—	—	—	32,635
Common dividends declared ($0.46 per share)	—	—	—	(17,702)	—	—	—	(17,702)
Shares issued for acquisition	9,178,531	19,122	274,507	—	—	—	—	293,629
Treasury shares acquired	(50,224)	—	—	—	(1,638)	—	—	(1,638)
Stock options exercised	44,125	—	(223)	—	1,396	—	—	1,173
Restricted stock granted	48,550	—	(1,526)	—	1,526	—	—	—
Repurchase of stock warrant	—	—	(2,247)	—	—	—	—	(2,247)
Stock compensation expense	—	—	613	—	—	—	—	613
Deferred benefits for directors- net	—	—	1,205	—	—	—	(1,205)	—

June 30, 2015	38,519,170	$80,304	$516,990	$522,388	$(867)	$(21,702)	$(2,460)	$1,094,653

December 31, 2013	29,175,236	$61,182	$244,974	$460,351	$(5,969)	$(12,734)	$(1,209)	$746,595

Net income	—	—	—	35,296	—	—	—	35,296
Other comprehensive income	—	—	—	—	—	7,341	—	7,341

Comprehensive income	—	—	—	—	—	—	—	42,637
Common dividends declared ($0.44 per share)	—	—	—	(12,861)	—	—	—	(12,861)
Treasury shares acquired	(2,258)	—	49	—	(69)	—	—	(20)
Stock options exercised	63,393	—	(311)	—	1,969	—	—	1,658
Restricted stock granted	42,554	—	(1,321)	—	1,321	—	—	—
Stock compensation expense	—	—	616	—	—	—	—	616
Deferred benefits for directors- net	—	—	22	—	—	—	(22)	—

June 30, 2014	29,278,925	$61,182	$244,029	$482,786	$(2,748)	$(5,393)	$(1,231)	$778,625

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2015	2014
NET CASH PROVIDED BY OPERATING ACTIVITIES	$34,541	$41,380

INVESTING ACTIVITIES
Net increase in loans	(156,166)	(55,683)
Securities available-for-sale:
Proceeds from sales	560,736	3,491
Proceeds from maturities, prepayments and calls	121,699	117,595
Purchases of securities	(430,858)	(182,501)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	26,021	18,982
Purchases of securities	(173,754)	(29,704)
Proceeds from bank-owned life insurance	1,185	—
Cash paid to acquire a business, net of cash acquired	(28,551)	—
Purchases of premises and equipment – net	(4,835)	(2,659)

Net cash used in investing activities	(84,523)	(130,479)

FINANCING ACTIVITIES
(Decrease) increase in deposits	(35,196)	55,248
Proceeds from Federal Home Loan Bank borrowings	675,000	115,532
Repayment of Federal Home Loan Bank borrowings	(509,029)	(16,368)
Decrease in other short-term borrowings	(11,822)	(35,609)
Decrease in federal funds purchased	—	(20,000)
Repayment of junior subordinated debt	(36,083)	—
Repurchase of common stock warrant	(2,247)	—
Dividends paid to common shareholders	(15,291)	(12,256)
Treasury shares (purchased) sold - net	(614)	1,489

Net cash provided by financing activities	64,718	88,036

Net increase (decrease) in cash and cash equivalents	14,736	(1,063)
Cash and cash equivalents at beginning of the period	94,002	95,551

Cash and cash equivalents at end of the period	$108,738	$94,488

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$12,288	$12,532
Income taxes paid	5,070	7,850
Transfers of loans to other real estate owned	751	1,610
Non-cash transactions related to ESB acquisition	301,933	—

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

Recent accounting pronouncements — In May 2015, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2015-07) related to disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and modifies certain disclosure requirements. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and requires retrospective adoption. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05 that provides guidance on when to account for a cloud computing arrangement as a software license. The guidance applies only to internal-use software that a customer obtains access to in a hosting arrangement if both of the following criteria are met: (1) The customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

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

In August 2014, the FASB issued ASU 2014-14 related to the classification of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based upon the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may be adopted under either a modified retrospective transition method or a prospective transition method. However, the same method of transition as elected under ASU 2014-04 must be applied. While early adoption was permitted, WesBanco elected to adopt the ASU in the first quarter of 2015, which was the first interim period after December 31, 2014. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

        In June 2014, the FASB issued ASU 2014-11 related to repurchase-to-maturity transactions, repurchase financing and disclosures. The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. While early adoption was not permitted, WesBanco elected to adopt the ASU in the first quarter of 2015, which was the first interim period after December 31, 2014. Early adoption was not permitted. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The pronouncement was originally effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. WesBanco is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

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

On the acquisition date, ESB had $1.9 billion in assets, excluding goodwill, which included $700.9 million in loans, and $486.9 million in securities. The ESB acquisition was valued at $339.0 million, based on WesBanco’s closing stock price on February 10, 2015 of $32.00, and resulted in WesBanco issuing 9,178,531 shares of its common stock and $45.0 million in cash and other assets in exchange for ESB common stock. The assets and liabilities of ESB were recorded on WesBanco’s balance sheet at their preliminary estimated fair values as of February 10, 2015, the acquisition date, and ESB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. ESB was merged into WesBanco and ESB Bank was merged into WesBanco Bank, Inc. (the “Bank”) on February 10, 2015. Based on a preliminary purchase price allocation, WesBanco recorded $169.3 million in goodwill and $5.3 million in core deposit intangibles in its community banking segment, representing the principal change in goodwill and intangibles from December 31, 2014. The fair values for the assets acquired and liabilities assumed are provisional amounts and are currently under review. Due to the timing of the ESB acquisition, WesBanco is still in the process of completing its fair market valuation, including the valuation of certain tangible and intangible assets as well as deferred income taxes. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of ESB, it is not practicable to determine the proforma results or revenue and net income included in WesBanco’s operating results relating to ESB since the date of acquisition because ESB has been fully integrated into WesBanco’s operations, and the operating results of ESB can therefore not be separately identified.

For the six months ended June 30, 2015, WesBanco recorded merger-related expenses of $10.8 million associated with the ESB acquisition. In 2014 WesBanco recognized $1.3 million in merger-related expenses in connection with the ESB acquisition.

The purchase price of the ESB acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	February 10, 2015
Purchase Price:
Fair value of WesBanco shares issued, (net of equity issuance costs of $0.1 million)	$293,933
Cash consideration for outstanding ESB shares, options and restricted stock	37,036
Settlement of pre-existing loan to ESB	8,000

Total purchase price	$338,969

Fair value of:
Tangible assets acquired	$1,858,360
Core deposit and other intangible assets acquired	5,346
Liabilities assumed	(1,702,554)
Net cash received in the acquisition	8,485

Fair value of net assets acquired	169,637

Goodwill recognized	$169,332

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as WesBanco intends to finalize its accounting for the acquisition of ESB during 2015:

(unaudited, in thousands)	February 10, 2015
Assets
Cash and due from banks	$8,485
Securities	486,891
Loans	700,933
Goodwill and other intangible assets	174,678
Accrued income and other assets (1)	670,536

Total Assets	$2,041,523

Liabilities
Deposits	$1,246,992
Borrowings	433,454
Accrued expenses and other liabilities	22,108

Total liabilities	1,702,554

Purchase price	$338,969

(1)	Includes receivables of $560.7 million from the sale of available-for-sale securities prior to the acquisition date.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands, except shares and per share amounts)	2015	2014	2015	2014
Numerator for both basic and diluted earnings per common share:
Net income	$21,633	$18,875	$35,512	$35,296

Denominator:
Total average basic common shares outstanding	38,472,229	29,242,180	36,443,951	29,212,347
Effect of dilutive stock options and warrant	59,471	79,747	60,720	81,077

Total diluted average common shares outstanding	38,531,700	29,321,927	36,504,671	29,293,424

Earnings per common share - basic	$0.56	$0.65	$0.97	$1.21
Earnings per common share - diluted	$0.56	$0.64	$0.97	$1.20

All stock options outstanding were included in the computation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014, respectively, as all were considered dilutive.

On February 10, 2015, WesBanco issued 9,178,531 shares to complete its acquisition of ESB. These shares are included in average shares outstanding beginning on that date. For additional information relating to the ESB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30, 2015				December 31, 2014
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$80,160	$1,172	$(295)	$81,037	$86,964	$1,087	$(315)	$87,736
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,239,616	3,868	(11,062)	1,232,422	703,535	4,336	(6,758)	701,113
Obligations of states and political subdivisions	88,267	4,592	(88)	92,771	86,073	5,365	(5)	91,433
Corporate debt securities	177,395	262	(343)	177,314	25,974	141	(119)	25,996

Total debt securities	$1,585,438	$9,894	$(11,788)	$1,583,544	$902,546	$10,929	$(7,197)	$906,278
Equity securities	10,533	581	—	11,114	10,304	842	—	11,146

Total available-for-sale securities	$1,595,971	$10,475	$(11,788)	$1,594,658	$912,850	$11,771	$(7,197)	$917,424

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$120,576	$2,501	$(1,153)	$121,924	$79,004	$3,262	$(246)	$82,020
Obligations of states and political subdivisions	718,230	19,754	(5,270)	732,714	507,927	23,917	(1,043)	530,801
Corporate debt securities	9,610	49	(71)	9,588	6,739	106	(49)	6,796

Total held-to-maturity securities	$848,416	$22,304	$(6,494)	$864,226	$593,670	$27,285	$(1,338)	$619,617

Total securities	$2,444,387	$32,779	$(18,282)	$2,458,884	$1,506,520	$39,056	$(8,535)	$1,537,041

At June 30, 2015, and December 31, 2014, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2015. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	June 30, 2015
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Obligations of government agencies	$—	$25,230	$38,977	$16,830	$—	$81,037
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	1,232,422	1,232,422
Obligations of states and political subdivisions	4,745	31,657	27,147	29,222	—	92,771
Corporate debt securities	82,862	56,218	33,344	4,890	—	177,314
Equity securities (2)	—	—	—	—	11,114	11,114

Total available-for-sale securities	$87,607	$113,105	$99,468	$50,942	$1,243,536	$1,594,658

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$121,924	$121,924
Obligations of states and political subdivisions	1,877	27,296	319,753	383,788	—	732,714
Corporate debt securities	—	1,010	8,578	—	—	9,588

Total held-to-maturity securities	$1,877	$28,306	$328,331	$383,788	$121,924	$864,226

Total securities	$89,484	$141,411	$427,799	$434,730	$1,365,460	$2,458,884

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $848.4 million.

Securities with aggregate fair values of $1.1 billion and $706.5 million at June 30, 2015 and December 31, 2014, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $560.7 million, primarily due to the ESB portfolio restructuring, and $3.5 million for the six months ended June 30, 2015 and 2014, respectively. Net unrealized (losses) gains on available-for-sale securities included in accumulated other comprehensive income net of tax, as of June 30, 2015 and December 31, 2014 were ($0.8) million and $2.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of securities for the three and six months ended June 30, 2015 and 2014, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2015	2014	2015	2014
Gross realized gains	$2	$170	$26	$365
Gross realized losses	(2)	(5)	(4)	(190)

Net realized gains (losses)	$—	$165	$22	$175

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$37,435	$(295)	9	$—	$—	—	$37,435	$(295)	9
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	755,016	(7,346)	138	164,273	(4,869)	33	919,289	(12,215)	171
Obligations of states and political subdivisions	299,339	(4,629)	415	21,889	(729)	33	321,228	(5,358)	448
Corporate debt securities	93,533	(318)	27	4,890	(96)	2	98,423	(414)	29

Total temporarily impaired securities	$1,185,323	$(12,588)	589	$191,052	$(5,694)	68	$1,376,375	$(18,282)	657

	December 31, 2014
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$19,362	$(77)	5	$19,757	$(238)	4	$39,119	$(315)	9
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	78,786	(386)	19	240,055	(6,618)	43	318,841	(7,004)	62
Obligations of states and political subdivisions	12,615	(96)	15	61,548	(952)	93	74,163	(1,048)	108
Corporate debt securities	2,969	(31)	1	4,573	(137)	2	7,542	(168)	3

Total temporarily impaired securities	$113,732	$(590)	40	$325,933	$(7,945)	142	$439,665	$(8,535)	182

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $35.0 million and $11.6 million at June 30, 2015 and December 31, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $1.7 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively.

(unaudited, in thousands)	June 30, 2015	December 31, 2014
Commercial real estate:
Land and construction	$308,885	$262,643
Improved property	1,885,228	1,682,817

Total commercial real estate	2,194,113	1,945,460

Commercial and industrial	733,478	638,410
Residential real estate	1,241,470	928,770
Home equity	379,740	330,031
Consumer	384,844	244,095

Total portfolio loans	4,933,645	4,086,766

Loans held for sale	11,160	5,865

Total loans	$4,944,805	$4,092,631

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Six Months Ended June 30, 2015 and 2014
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2014:
Allowance for loan losses	$5,654	$17,573	$9,063	$5,382	$2,329	$4,078	$575	$44,654
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total beginning allowance for credit losses	5,848	17,583	9,175	5,391	2,419	4,118	575	45,109

Provision for credit losses:
Provision for loan losses	(551)	633	1,448	25	1,254	580	231	3,620
Provision for loan commitments	13	10	301	3	23	—	—	350

Total provision for credit losses	(538)	643	1,749	28	1,277	580	231	3,970

Charge-offs	—	(1,234)	(1,430)	(944)	(948)	(1,414)	(381)	(6,351)
Recoveries	—	256	110	301	53	658	118	1,496

Net charge-offs	—	(978)	(1,320)	(643)	(895)	(756)	(263)	(4,855)

Balance at June 30, 2015:
Allowance for loan losses	5,103	17,228	9,191	4,764	2,688	3,902	543	43,419
Allowance for loan commitments	207	20	413	12	113	40	—	805

Total ending allowance for credit losses	$5,310	$17,248	$9,604	$4,776	$2,801	$3,942	$543	$44,224

Balance at December 31, 2013:
Allowance for loan losses	$6,056	$18,157	$9,925	$5,673	$2,017	$5,020	$520	$47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total beginning allowance for credit losses	6,357	18,219	10,055	5,678	2,102	5,039	520	47,970

Provision for credit losses:
Provision for loan losses	(405)	(511)	1,870	575	392	642	551	3,114
Provision for loan commitments	(20)	(52)	1	—	5	—	—	(66)

Total provision for credit losses	(425)	(563)	1,871	575	397	642	551	3,048

Charge-offs	—	(728)	(2,384)	(1,207)	(348)	(1,610)	(362)	(6,639)
Recoveries	—	390	543	248	71	512	134	1,898

Net charge-offs	—	(338)	(1,841)	(959)	(277)	(1,098)	(228)	(4,741)

Balance at June 30, 2014:
Allowance for loan losses	5,651	17,308	9,954	5,289	2,132	4,564	843	45,741
Allowance for loan commitments	281	10	131	5	90	19	—	536

Total ending allowance for credit losses	$5,932	$17,318	$10,085	$5,294	$2,222	$4,583	$843	$46,277

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over-draft	Total
June 30, 2015
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$2,891	$1,021	$—	$—	$—	$—	$3,912
Allowance for loans collectively evaluated for impairment	5,103	14,337	8,170	4,764	2,688	3,902	543	39,507
Allowance for loan commitments	207	20	413	12	113	40	—	805

Total allowance for credit losses	$5,310	$17,248	$9,604	$4,776	$2,801	$3,942	$543	$44,224

Portfolio loans:
Individually evaluated for impairment (1)	$1,040	$18,054	$5,388	$—	$—	$—	$—	$24,482
Collectively evaluated for impairment	307,845	1,867,174	728,090	1,241,470	379,740	384,844	—	4,909,163

Total portfolio loans	$308,885	$1,885,228	$733,478	$1,241,470	$379,740	$384,844	$—	$4,933,645

December 31, 2014
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$2,765	$1,033	$—	$—	$—	$—	$3,798
Allowance for loans collectively evaluated for impairment	5,654	14,808	8,030	5,382	2,329	4,078	575	40,856
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total allowance for credit losses	$5,848	$17,583	$9,175	$5,391	$2,419	$4,118	$575	$45,109

Portfolio loans:
Individually evaluated for impairment (1)	$—	$11,469	$2,844	$—	$—	$—	$—	$14,313
Collectively evaluated for impairment	262,643	1,671,348	635,566	928,770	330,031	244,095	—	4,072,453

Total portfolio loans	$262,643	$1,682,817	$638,410	$928,770	$330,031	$244,095	$—	$4,086,766

(1)

Commercial loans greater than $1 million that are reported as non-accrual or as troubled debt restructuring (“TDR”), including acquired with deteriorated credit quality, are individually evaluated for impairment.

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

Commercial real estate – land and construction consists of loans to finance investments in vacant land, land development, construction of residential housing, and construction of commercial buildings. Commercial real estate – improved property consists of loans for the purchase or refinance of all types of improved owner-occupied and investment properties. Factors that are considered in assigning the risk grade vary depending on the type of property financed. The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property. The risk grade assigned to commercial investment property loans is based primarily on the adequacy of net rental income generated by the property to service the debt, the type, quality, industry and mix of tenants, and the terms of leases, but also considers the overall financial capacity of the investors and their experience in owning and managing investment property. The risk grade assigned to owner-occupied commercial real estate and commercial and industrial loans is based primarily on historical and projected earnings, the adequacy of operating cash flow to service all of the business’ debt, and the capital resources, liquidity and leverage of the business, but also considers the industry in which the business operates, the business’ specific competitive advantages or disadvantages, the quality and experience of management, and external influences on the business such as economic conditions. Other factors that are considered for commercial and industrial loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk. The type, age, condition, location and any environmental risks associated with a property are also considered for all types of commercial real estate. The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan. The following paragraphs provide descriptions of risk grades that are applicable to commercial real estate and commercial and industrial loans.

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

Criticized or compromised loans are currently protected but have weaknesses, which, if not corrected, may be inadequately protected at some future date. These loans represent an unwarranted credit risk and would generally not be extended in the normal course of lending. Specific issues which may warrant this grade include declining financial results, increased reliance on secondary sources of repayment or guarantor support and adverse external influences that may negatively impact the business or property.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2015
Pass	$302,514	$1,830,655	$711,497	$2,844,666
Criticized - compromised	3,664	13,463	11,153	28,280
Classified - substandard	2,707	41,110	10,828	54,645
Classified - doubtful	—	—	—	—

Total	$308,885	$1,885,228	$733,478	$2,927,591

As of December 31, 2014
Pass	$257,218	$1,627,771	$617,742	$2,502,731
Criticized - compromised	3,645	17,873	12,770	34,288
Classified - substandard	1,780	37,173	7,898	46,851
Classified - doubtful	—	—	—	—

Total	$262,643	$1,682,817	$638,410	$2,583,870

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $15.3 million at June 30, 2015 and $15.2 million at December 31, 2014, of which $2.3 and $2.2 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired Loans - Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value in accordance with ASC 805, Business Combinations, with no carryover of related allowance for credit losses. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

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

In conjunction with the ESB acquisition, WesBanco acquired loans with a book value of $716.2 million. These loans were recorded at their fair value of $700.9 million, with $690.1 million categorized as performing. The fair market value adjustment on performing loans of $10.0 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the performing loans.

Loans acquired with deteriorated credit quality with a book value of $16.1 million and contractually required payments of $21.7 million were recorded at their estimated fair value of $10.8 million. The accretable yield on the acquired impaired loans was estimated at $1.9 million at the acquisition date with $1.6 million remaining at June 30, 2015. For the six months ended June 30, 2015 accretion recognized in interest income on acquired impaired loans was $0.3 million. The balance of loans acquired with deteriorated credit quality at June 30, 2015, was $10.0 million, of which $8.5 million were categorized as non-accrual and $1.5 million were categorized as accruing TDRs, while the non-accretable difference was $9.0 million. At June 30, 2015 no allowance for loan losses has been recognized related to the acquired impaired loans.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2015
Commercial real estate:
Land and construction	$307,522	$252	$—	$1,111	$1,363	$308,885	$—
Improved property	1,870,393	1,304	797	12,734	14,835	1,885,228	180

Total commercial real estate	2,177,915	1,556	797	13,845	16,198	2,194,113	180
Commercial and industrial	729,815	356	896	2,411	3,663	733,478	3
Residential real estate	1,229,198	1,014	3,322	7,936	12,272	1,241,470	1,838
Home equity	375,663	1,212	1,010	1,855	4,077	379,740	228
Consumer	381,146	2,753	618	327	3,698	384,844	222

Total portfolio loans	4,893,737	6,891	6,643	26,374	39,908	4,933,645	2,471
Loans held for sale	11,160	—	—	—	—	11,160	—

Total loans	$4,904,897	$6,891	$6,643	$26,374	$39,908	$4,944,805	$2,471

Impaired loans included above are as follows:
Non-accrual loans	$21,964	$1,030	$1,641	$23,569	$26,240	$48,204
TDRs accruing interest (1)	12,081	109	434	334	877	12,958

Total impaired	$34,045	$1,139	$2,075	$23,903	$27,117	$61,162

As of December 31, 2014
Commercial real estate:
Land and construction	$261,356	$20	$—	$1,267	$1,287	$262,643	$71
Improved property	1,665,363	961	4,772	11,721	17,454	1,682,817	—

Total commercial real estate	1,926,719	981	4,772	12,988	18,741	1,945,460	71
Commercial and industrial	634,482	1,834	240	1,854	3,928	638,410	22
Residential real estate	915,968	1,237	3,384	8,181	12,802	928,770	1,306
Home equity	325,291	1,877	895	1,968	4,740	330,031	570
Consumer	240,365	2,571	685	474	3,730	244,095	319

Total portfolio loans	4,042,825	8,500	9,976	25,465	43,941	4,086,766	2,288
Loans held for sale	5,865	—	—	—	—	5,865	—

Total loans	$4,048,690	$8,500	$9,976	$25,465	$43,941	$4,092,631	$2,288

Impaired loans included above are as follows:
Non-accrual loans	$7,562	$2,884	$5,552	$22,820	$31,256	$38,818
TDRs accruing interest (1)	11,016	151	542	357	1,050	12,066

Total impaired	$18,578	$3,035	$6,094	$23,177	$32,306	$50,884

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

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

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2015			December 31, 2014
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,711	$2,509	$—	$1,588	$1,488	$—
Improved property	28,520	21,001	—	16,480	14,684	—
Commercial and industrial	5,926	3,461	—	3,152	2,597	—
Residential real estate	19,914	17,967	—	20,077	18,544	—
Home equity	3,293	2,995	—	2,890	2,663	—
Consumer	1,522	1,189	—	1,287	1,086	—

Total impaired loans without a specific allowance	61,886	49,122	—	45,474	41,062	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	7,511	7,511	2,891	7,980	7,980	2,765
Commercial and industrial	5,833	4,529	1,021	1,842	1,842	1,033

Total impaired loans with a specific allowance	13,344	12,040	3,912	9,822	9,822	3,798

Total impaired loans	$75,230	$61,162	$3,912	$55,296	$50,884	$3,798

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,493	$2	$2,143	$13	$2,158	$18	$2,283	$15
Improved Property	21,741	240	18,572	133	19,389	463	18,924	153
Commercial and industrial	2,947	49	4,122	57	2,830	62	3,831	89
Residential real estate	18,550	235	18,864	209	18,548	465	19,272	391
Home equity	2,806	21	2,173	16	2,758	41	2,284	35
Consumer	1,261	26	1,135	18	1,202	46	1,150	46

Total impaired loans without a specific allowance	49,798	573	47,009	446	46,885	1,095	47,744	729

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved Property	6,989	56	727	3	7,319	56	727	4
Commercial and industrial	3,149	118	2,537	29	2,713	137	2,206	41

Total impaired loans with a specific allowance	10,138	174	3,264	32	10,032	193	2,933	45

Total impaired loans	$59,936	$747	$50,273	$478	$56,917	$1,288	$50,677	$774

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	June 30, 2015	December 31, 2014
Commercial real estate:
Land and construction	$1,382	$1,488
Improved property	26,103	20,227

Total commercial real estate	27,485	21,715

Commercial and industrial	7,664	4,110
Residential real estate	10,117	10,329
Home equity	2,251	1,923
Consumer	687	741

Total	$48,204	$38,818

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2015			December 31, 2014
(unaudited, in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial real estate:
Land and construction	$1,127	$501	$1,628	$—	$464	$464
Improved property	2,409	9,761	12,170	2,437	1,850	4,287

Total commercial real estate	3,536	10,262	13,798	2,437	2,314	4,751

Commercial and industrial	326	293	619	329	478	807
Residential real estate	7,850	2,089	9,939	8,215	2,074	10,289
Home equity	744	278	1,022	740	245	985
Consumer	502	218	720	345	309	654

Total	$12,958	$13,140	$26,098	$12,066	$5,420	$17,486

As of June 30, 2015, there were two TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $1.3 million and $0 as of June 30, 2015 and December 31, 2014, respectively.

The following table presents details related to loans identified as TDRs during the three and six months ended June 30, 2015 and 2014, respectively:

	New TDRs (1)
	For the Three Months Ended
	June 30, 2015			June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	1	112	112

Total commercial real estate	—	—	—	1	112	112

Commercial and industrial	—	—	—	—	—	—
Residential real estate	1	41	39	2	70	70
Home equity	—	—	—	—	—	—
Consumer	—	—	—	9	100	93

Total	1	$41	$39	12	$282	$275

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Six Months Ended
	June 30, 2015			June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	9	$1,239	$1,160	—	$—	$—
Improved Property	7	9,336	8,784	2	203	201

Total commercial real estate	16	10,575	9,944	2	203	201

Commercial and industrial	2	42	53	—	—	—
Residential real estate	8	466	455	5	189	185
Home equity	1	7	6	—	—	—
Consumer	19	279	273	11	138	123

Total	46	$11,369	$10,731	18	$530	$509

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following tables summarize TDRs which defaulted (defined as past due 90 days) during the six months ended June 30, 2015 and 2014, respectively, that were restructured within the last twelve months prior to June 30, 2015 and 2014, respectively:

Defaulted TDRs (1)
For the Six Months Ended
	June 30, 2015		June 30, 2014
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	—	—	4	236
Home equity	1	42	—	—
Consumer	—	—	—	—

Total	1	$42	4	$236

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2015 and 2014, respectively.

TDRs that defaulted during the six month period that were restructured within the last twelve months represented less than 1.0% of the total TDR balance at June 30, 2015. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At June 30, 2015, the loan in the table above was not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2015	2014
Other real estate owned	$5,912	$4,920
Repossessed assets	256	162

Total other real estate owned and repossessed assets	$6,168	$5,082

Residential real estate included in other real estate owned at June 30, 2015 and December 31, 2014 was $1.9 million and $0.6 million, respectively. At June 30, 2015, formal foreclosure proceedings were in process on residential real estate loans totaling $3.6 million.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2015	2014	2015	2014
Service cost - benefits earned during year	$836	$725	$1,663	$1,442
Interest cost on projected benefit obligation	1,214	1,183	2,415	2,353
Expected return on plan assets	(1,928)	(1,802)	(3,835)	(3,585)
Amortization of prior service cost	6	11	12	22
Amortization of net loss	793	367	1,577	730

Net periodic pension cost	$921	$484	$1,832	$962

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $3.1 million is due for 2015 which could be all or partially offset by the Plan’s $34.9 million available credit balance. A voluntary contribution of $3.5 million was made in June 2015.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014:

		June 30, 2015
		Fair Value Measurements Using:
(unaudited, in thousands)	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$81,037	$—	$81,037	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,232,422	—	1,232,422	—
Obligations of state and political subdivisions	92,771	—	92,771	—
Corporate debt securities	177,314	—	177,314	—
Equity securities	11,114	8,315	2,799	—

Total securities - available-for-sale	$1,594,658	$8,315	$1,586,343	$—

Total recurring fair value measurements	$1,594,658	$8,315	$1,586,343	$—

Nonrecurring fair value measurements
Impaired loans	$8,128	$—	$—	$8,128
Other real estate owned and repossessed assets	6,168	—	—	6,168
Loans held for sale	11,160	—	11,160	—

Total nonrecurring fair value measurements	$25,456	$—	$11,160	$14,296

		December 31, 2014
		Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$87,736	$—	$87,736	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	701,113	—	701,113	—
Obligations of state and political subdivisions	91,433	—	91,433	—
Corporate debt securities	25,996	—	25,996	—
Equity securities	11,146	8,440	2,706	—

Total securities - available-for-sale	$917,424	$8,440	$908,984	$—

Total recurring fair value measurements	$917,424	$8,440	$908,984	$—

Nonrecurring fair value measurements
Impaired loans	$6,024	$—	$—	$6,024
Other real estate owned and repossessed assets	5,082	—	—	5,082
Loans held for sale	5,865	—	5,865	—

Total nonrecurring fair value measurements	$16,971	$—	$5,865	$11,106

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the six months ended June 30, 2015 or 2014.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2015:
Impaired loans	$8,128	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (42.2%) / (16.6%)
			Liquidation expenses (2)	(2.9%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	6,168	Appraisal of collateral (1), (3)
December 31, 2014:
Impaired loans	$6,024	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (39.7%) / (6.7%)
			Liquidation expenses (2)	(1.2%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,082	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at June 30, 2015
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$108,738	$108,738	$108,738	$—	$—
Securities available-for-sale	1,594,658	1,594,658	8,315	1,586,343	—
Securities held-to-maturity	848,416	864,226	—	863,507	719
Net loans	4,890,226	4,883,371	—	—	4,883,371
Loans held for sale	11,160	11,160	—	11,160	—
Accrued interest receivable	24,739	24,739	24,739	—	—
Bank-owned life insurance	154,980	154,980	154,980	—	—

Financial Liabilities
Deposits	6,259,045	6,269,284	4,480,480	1,788,804	—
Federal Home Loan Bank borrowings	781,332	783,072	—	783,072	—
Other borrowings	73,868	73,866	70,991	2,875	—
Junior subordinated debt	106,196	78,628	—	78,628	—
Accrued interest payable	2,542	2,542	2,542	—	—

			Fair Value Measurements at December 31, 2014
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$94,002	$94,002	$94,002	$—	$—
Securities available-for-sale	917,424	917,424	8,440	908,984	—
Securities held-to-maturity	593,670	619,617	—	618,895	722
Net loans	4,042,112	4,047,648	—	—	4,047,648
Loans held for sale	5,865	5,865	—	5,865	—
Accrued interest receivable	18,481	18,481	18,481	—	—
Bank-owned life insurance	123,298	123,298	123,298	—	—

Financial Liabilities
Deposits	5,048,983	5,056,828	3,743,887	1,312,941	—
Federal Home Loan Bank borrowings	223,126	225,456	—	225,456	—
Other borrowings	80,690	80,696	77,534	3,162	—
Junior subordinated debt	106,176	79,212	—	79,212	—
Accrued interest payable	1,620	1,620	1,620	—	—

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

NOTE 8. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the six months ended June 30, 2015 and 2014 is as follows:

	Accumulated Other Comprehensive Income (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for- Sale to Held-to-Maturity	Total
Balance at December 31, 2014	$(22,776)	$2,892	$1,059	$(18,825)

Other comprehensive income before reclassifications	—	(3,711)	—	(3,711)
Amounts reclassified from accumulated other comprehensive income	981	(13)	(134)	834

Period change	981	(3,724)	(134)	(2,877)

Balance at June 30, 2015	$(21,795)	$(832)	$925	$(21,702)

Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

Other comprehensive income before reclassifications	—	7,194	—	7,194
Amounts reclassified from accumulated other comprehensive income	475	(157)	(171)	147

Period change	475	7,037	(171)	7,341

Balance at June 30, 2014	$(7,491)	$911	$1,187	$(5,393)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2015	2014	2015	2014
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(2)	$(170)	$(20)	$(248)	Net securities gains (Non-interest income)
Related income tax expense	1	63	7	91	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(1)	(107)	(13)	(157)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(107)	(132)	(214)	(270)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	39	48	80	99	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(68)	(84)	(134)	(171)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	799	378	1,589	752	Employee benefits (Non-interest expense)
Related income tax benefit	(293)	(139)	(608)	(277)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	506	239	981	475

Total reclassifications for the period	$437	$48	$834	$147

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.8 million and $0.5 million as of June 30, 2015 and December 31, 2014, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of June 30, 2015 and December 31, 2014, respectively.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2015	2014
Lines of credit	$1,111,712	$984,352
Loans approved but not closed	333,624	116,757
Overdraft limits	107,619	95,965
Letters of credit	26,295	23,362
Contingent obligations to purchase loans funded by other entities	9,324	8,312

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.8 billion at both June 30, 2015 and 2014. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended June 30, 2015:
Interest income	$66,729	$—	$66,729
Interest expense	5,936	—	5,936

Net interest income	60,793	—	60,793
Provision for credit losses	2,681	—	2,681

Net interest income after provision for credit losses	58,112	—	58,112
Non-interest income	12,596	5,476	18,072
Non-interest expense	43,568	3,021	46,589

Income before provision for income taxes	27,140	2,455	29,595
Provision for income taxes	6,980	982	7,962

Net income	$20,160	$1,473	$21,633

For the Three Months ended June 30, 2014:
Interest income	$54,044	$—	$54,044
Interest expense	5,737	—	5,737

Net interest income	48,307	—	48,307
Provision for credit losses	849	—	849

Net interest income after provision for credit losses	47,458	—	47,458
Non-interest income	13,031	5,210	18,241
Non-interest expense	37,367	2,937	40,304

Income before provision for income taxes	23,122	2,273	25,395
Provision for income taxes	5,611	909	6,520

Net income	$17,511	$1,364	$18,875

For the Six Months ended June 30, 2015:
Interest income	$127,117	$—	$127,117
Interest expense	11,360	—	11,360

Net interest income	115,757	—	115,757
Provision for credit losses	3,970	—	3,970

Net interest income after provision for credit losses	111,787	—	111,787
Non-interest income	24,725	11,529	36,254
Non-interest expense	93,863	6,184	100,047

Income before provision for income taxes	42,649	5,345	47,994
Provision for income taxes	10,344	2,138	12,482

Net income	$32,305	$3,207	$35,512

For the Six Months ended June 30, 2014:
Interest income	$107,501	$—	$107,501
Interest expense	11,870	—	11,870

Net interest income	95,631	—	95,631
Provision for credit losses	3,048	—	3,048

Net interest income after provision for credit losses	92,583	—	92,583
Non-interest income	24,432	10,858	35,290
Non-interest expense	74,193	6,205	80,398

Income before provision for income taxes	42,822	4,653	47,475
Provision for income taxes	10,318	1,861	12,179

Net income	$32,504	$2,792	$35,296

Total non-fiduciary assets of the trust and investment services segment were $3.7 million and $3.9 million at June 30, 2015 and 2014, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and six months ended June 30, 2015. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2014 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarter ended March 31, 2015, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

On February 10, 2015, WesBanco completed the acquisition of ESB, a Pennsylvania savings bank holding company headquartered in Ellwood City, Lawrence County, northwest of Pittsburgh, PA, with approximately $1.9 billion in assets and 23 offices in four southwestern PA counties, three of which were in the Pittsburgh Metropolitan Statistical Area (“MSA”). WesBanco now has $8.4 billion in total assets; the transaction expanded WesBanco’s franchise in western Pennsylvania from 16 to 38 offices with approximately $1.7 billion in total deposits. ESB’s results were included in WesBanco’s results from the date of the consummation of the merger.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2015 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2014 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended June 30, 2015 was $21.6 million, while diluted earnings per share were $0.56, compared to $18.9 million or $0.64 per diluted share for the second quarter of 2014, representing an increase of 14.6%. Net income for the first half of 2015 was $35.5 million or $0.97 per diluted share compared to $35.3 million or $1.20 per diluted share for the same period of 2014, representing an increase of 0.6%. Net income for the three months ended June 30, 2015, excluding after-tax merger-related expenses of $0.7 million, was $22.4 million (non-GAAP measure) compared to $18.9 million for the second quarter of 2014, representing an increase of 18.5%. Diluted earnings per share, excluding after-tax merger-related expenses, were $0.58 (non-GAAP measure), compared to $0.64 per share for the second quarter of 2014. For the six month period ending June 30, 2015, net income excluding after-tax merger-related expenses of $7.1 million, was $42.6 million (non-GAAP measure) compared to $35.3 million for the first half of last year, representing an increase of 20.6%. Diluted earnings per share, excluding after-tax merger-related expenses, totaled $1.17 (non-GAAP measure), compared to $1.20 per share for the first six months of 2014. For the three and six month periods, temporary extra operating costs of $0.3 million and $0.8 million, after tax, were incurred between ESB closing and branch systems conversion.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$22,358	$0.58	$18,875	$0.64	$42,563	$1.17	$35,296	$1.20
Less: After tax merger-related expenses	(725)	(0.02)	—	—	(7,051)	(0.20)	—	—

Net income (GAAP)	$21,633	$0.56	$18,875	$0.64	$35,512	$0.97	$35,296	$1.20

(1)	The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $12.5 million or 25.8% in the second quarter of 2015 compared to the second quarter of 2014 due to a 33.2% increase in average earning assets, primarily from the ESB acquisition, and through a 7.8% increase in average loan balances, exclusive of ESB, somewhat offset by a 20 basis point decrease in the net interest margin. Year-to-date, net interest income increased $20.1 million or 21.0%. The net interest margin decreased to 3.44% in the second quarter compared to 3.64% in the same quarter of 2014. The decrease in the net interest margin is primarily due to a 51 basis point decline in the average rate earned on securities due to lower yields on ESB’s retained securities portfolio and other purchased securities. The lower securities rates were due to the low interest rate environment and were somewhat mitigated by a significantly smaller decrease in rates on loans of only 10 basis points, and a reduction in funding costs of 11 basis points. Funding costs continued to decrease in 2015 as a result of a 33 basis point decrease in the average rate on CDs as higher-rate CDs matured. Overall, average deposits increased by 23.9% in the second quarter of 2015 compared to the same quarter of 2014 with a rate decrease of 12 basis points. Increased average FHLB borrowings in the first half of 2015 were generally short to medium-term maturities resulting in a decrease in the second quarter rate by 203 basis points compared to the second quarter of 2014. In addition, the average rate on other borrowings decreased 98 basis points through the prepayment of a higher-rate $22.0 million repurchase agreement with another bank in the third quarter of 2014, and through maturities. The decline in the net interest margin is also due to asset and liability mix shifts post-ESB, with a greater percentage of lower-yielding investment securities and a greater percentage of CDs versus lower-cost deposit types. Excluding accretion of various purchase accounting adjustments relating to recent acquisitions and the interest recognized on a tax refund in 2014, the net interest margin would have been 3.32% and 3.38% in the second quarter and year-to-date periods of 2015, respectively, compared to 3.57% and 3.58% for the same periods of 2014.

The provision for credit losses was $2.7 million in the second quarter of 2015 compared to $0.8 million in the same quarter of 2014. Year-to-date, the provision was $4.0 million compared to $3.0 million in the first six months of 2014. Net charge-offs for the first half of 2015 were $4.9 million or 0.21% of average portfolio loans compared to $4.7 million or 0.25% in first half of 2014. The increase in both the provision and charge-offs were primarily due to one non-energy industry-related commercial credit placed on nonaccrual and charged-down by $1.3 million. Portfolio growth also impacted the provision. However, other credit quality metrics, including the loans acquired from ESB, continue to improve overall.

For the second quarter of 2015, non-interest income was relatively unchanged compared to the second quarter of 2014 primarily due to a $1.0 million bank-owned life insurance death benefit recorded in the second quarter of 2014. However, excluding such death benefit, non-interest income increased in the second quarter of 2015 by $0.8 million or 4.8%. Trust fees increased $0.3 million or 5.1% for the quarter from higher fees, customer development initiatives and overall market improvements. Total trust assets of $3.8 billion at June 30, 2015 were unchanged from June 30, 2014. Service charges on deposits increased $0.2 million or 4.2% from the addition of ESB and an overall higher fee schedule. Electronic banking fees increased $0.2 million or 7.0%. Net gains on sales of other assets improved by $0.3 million due to gains on sales of other real estate in 2015 and decreased losses on other assets. For the first six months of 2015, non-interest income increased by $1.0 million or 2.7%, reflecting similar trends as in the second quarter, however trust fees and electronic banking fees increased 6.2% and 8.6% respectively, compared to the first half of 2014.

In the second quarter of 2015, net revenue growth of 18.5% outpaced non-interest expense growth of 12.8%, excluding merger-related expenses, compared to the second quarter of 2014. As a result, the efficiency ratio (net of merger-related expenses) improved in the current quarter to 56.1% from 58.9% in the second quarter of 2014. Overall non-interest expense from the combined company increased $6.3 million in the second quarter, principally from the acquisition, and $1.1 million of merger-related expenses. Excluding merger-related expenses, non-interest expense increased $5.2 million or 12.8%. Salaries and wages increased $2.4 million or 14.2%, due to a 17.4% increase in average full-time equivalent employees and routine annual adjustments to compensation, partially offset by increased deferrals of loan costs. Employee benefits expense increased $1.3 million or

23.1%, primarily from increased pension, health insurance, social security contributions and other benefit plan costs. Net occupancy increased $0.4 million principally due to increased building-related costs including utilities and depreciation. Amortization of intangible assets increased $0.5 million or 95.9% from additional ESB intangible assets, primarily related to core deposits. For the first half of 2015, non-interest expense for the combined company increased by $8.8 million or 10.9%, excluding merger-related expenses, compared to the first half of 2014. Increases were also primarily from salaries and wages, employee benefits, occupancy and amortization of intangibles.

The provision for federal and state income taxes was $12.5 million in 2015 compared to $12.2 million in the first half of 2014. The increase in income tax expense was due to an increase in pre-tax income, partially offset by a $0.5 million benefit relating to the completion of an IRS audit which closed the 2011 and 2012 tax years, which resulted in an effective tax rate of 26.0% for 2015 compared to 25.7% for 2014.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands)	2015	2014	2015	2014
Net interest income	$60,793	$48,307	$115,757	$95,631
Taxable equivalent adjustments to net interest income	2,182	1,850	4,084	3,673

Net interest income, fully taxable equivalent	$62,975	$50,157	$119,841	$99,304

Net interest spread, non-taxable equivalent	3.23%	3.41%	3.27%	3.39%
Benefit of net non-interest bearing liabilities	0.09%	0.10%	0.09%	0.10%

Net interest margin	3.32%	3.51%	3.36%	3.49%
Taxable equivalent adjustment	0.12%	0.13%	0.13%	0.14%

Net interest margin, fully taxable equivalent	3.44%	3.64%	3.49%	3.63%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $12.5 million or 25.8% in the second quarter of 2015 compared to the second quarter of 2014 due to a 33.2% increase in average earning assets, primarily from the acquisition, and through a 7.8% increase in average loan balances, exclusive of ESB, partially offset by a 20 basis point decrease in the net interest margin. Year-to-date, net interest income increased $20.1 million or 21.0%. Average loan balances increased by $1.0 billion or 25.7% from the second quarter of 2014, of which $293.4 million of the increase was from organic loan growth. Total average deposits increased by $1.2 billion or 23.9% as all major categories within deposits increased. Excluding the ESB acquisition, average certificates of deposit, which have the highest interest cost among interest bearing deposits, decreased by $182.4 million or 12.6%, while all other deposit types increased by $201.6 million or 5.4%. These lower-cost and non-interest bearing deposit increases were the result of marketing campaigns, customer incentives, wealth management and business initiatives as well as deposits from Marcellus and Utica shale gas bonus and royalty payments. The net interest margin decreased to 3.44% in the second quarter of 2015 compared to 3.64% in the same quarter of 2014, primarily due to a 51 basis point decline in the average rate earned on securities due to lower yields on ESB’s retained securities portfolio and other purchased securities. The decrease in the margin is also due to asset and liability mix shifts post-ESB, with a greater percentage of lower-yielding investment securities and a greater percentage of CDs versus lower-cost deposit types. The cost of funds continued to improve, declining 11 basis points from the second quarter of 2014 due primarily to a 33 basis point decrease in the average rate on CDs, increases in the percentage of lower-cost and non-interest bearing deposit balances to total deposits and lower rates on FHLB and other borrowings. Excluding accretion of various purchase accounting adjustments related to recent acquisitions and the interest recognized on a tax refund in 2014, the net interest margin would have been 3.32% and 3.38% in the second quarter and year-to-date periods of 2015, respectively, compared to 3.57% and 3.58% for the same periods of 2014.

Interest income increased in the second quarter of 2015 by $12.7 million or 23.5% and by $19.6 million or 18.2% in the first half of 2015 compared to the same periods in 2014 due to higher average balances of earning assets acquired both in the ESB acquisition and organically, partially offset by lower yields on loans and on the investment portfolio. Rates decreased 10 basis points in the second quarter on average loan balances from reduced rates on acquired, newly-originated and contractually-repricing assets due to the necessity of offering lower rates on quality credits in an increasingly competitive and low interest rate environment. However, the increase in average loan balances helped to mitigate the effect of the lower rates, as rates earned on loans are higher than those on securities. In the second quarter of 2015, average loans represented 66.7% of average earning assets, decreasing from 70.7% in the same quarter of 2014 due to the acquired ESB loan portfolio being smaller than the acquired investment portfolio. Total securities yields decreased by 51 basis points in the second quarter of 2015 from the same period in 2014 due to lower yields on ESB’s retained securities portfolio and other purchased securities at current lower available interest rates. The former ESB securities portfolio was also restructured and not fully invested until June which accounted for approximately $0.8 million in potential interest income. Within the investment portfolio, the average rate declined on taxable and tax-exempt securities by 37 and 60 basis points, respectively, from the second quarter of 2014. The average balance of tax-exempt securities, which provide the highest yield within securities, increased $135.9 million or 33.4% over the last year, but were only 22.6% of total average securities in the second quarter of 2015 compared to 25.7% in the second quarter of 2014, further contributing to the overall lower yield on total securities. Taxable securities balances increased by $684.2 million or 58.1% from the second quarter of 2014 as a significant portion of the acquired securities consisted of 10-15 year residential mortgage pools. Shorter-term mortgage pools reduce the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgeable securities.

Portfolio loans increased $987.5 million in the twelve months ended June 30, 2015 with $700.9 million from the ESB acquisition and $286.6 million from loan growth exclusive of ESB as originations continued to outpace paydowns. Organic loan growth from December 31, 2014, annualized, was 7.2%, primarily due to $825 million in loan originations for the first half of 2015 compared to $625 million for the first half of last year. Loan growth occurred in all major categories with approximately 25.1% of the growth in commercial and industrial loans. Loan growth was driven by increased business activity, additional commercial and residential lending personnel in our urban markets, focused marketing efforts, and continued improvement in loan origination processes.

Interest expense increased $0.2 million or 3.5% in the second quarter of 2015 and, despite the acquisition of ESB’s deposits of $1.2 billion, decreased $0.5 million or 4.3% in the first six months of 2015 compared to the same periods in 2014. The increase in the second quarter was due to an increase in the average balance of FHLB borrowings, generally short to medium term, offset somewhat by a continued reduction in the rate paid on interest bearing liabilities. Total average interest bearing liabilities increased $1.5 billion or 33.2% in the second quarter due to deposits from the ESB acquisition, increased organic deposits and the increased short to medium-term FHLB borrowings. The average rate paid on interest bearing liabilities decreased 11 basis points in the second quarter of 2015 compared to the same period in 2014. Rates paid on overall interest bearing deposits declined by 12 basis points to 0.31% in the second quarter predominantly due to a 33 basis point decline in rates on certificates of deposit, as a result of management reducing offered rates and the repricing, through purchase accounting, of acquired CDs on the acquisition date at lower market rates. The rates paid on other deposit types remained nearly unchanged in the second quarter. Changes in the deposit funding mix somewhat offset the decrease in the rates paid, with average certificates of deposit increasing to 28.9% of total average deposits compared to 27.9% in the second quarter of last year, due exclusively to the acquisition of ESB. WesBanco continues to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificates of deposit customers. The average balance of FHLB and other borrowings increased in the second quarter of 2015 to 10.0% of total interest bearing liabilities from 2.9% in the same period of 2014. Increased average FHLB borrowings at lower borrowing rates reduced the second quarter rate by 203 basis points compared to the second quarter of 2014. In addition, the average rate on other borrowings decreased 98 basis points through the prepayment of a higher-rate $22.0 million repurchase agreement with another bank in the third quarter of 2014, and through maturities.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$17,291	0.16%	$24,134	0.33%	$19,959	0.16%	$37,567	0.22%
Loans, net of unearned income (1)	4,902,309	4.28%	3,898,740	4.38%	4,725,764	4.27%	3,886,334	4.43%
Securities: (2)
Taxable	1,861,123	2.16%	1,176,963	2.53%	1,641,531	2.26%	1,159,072	2.53%
Tax-exempt (3)	542,654	4.60%	406,718	5.20%	499,102	4.68%	403,275	5.20%

Total securities	2,403,777	2.71%	1,583,681	3.22%	2,140,633	2.82%	1,562,347	3.22%
Other earning assets (4)	23,515	5.29%	10,853	21.82%	19,993	9.38%	11,209	11.97%

Total earning assets (3)	7,346,892	3.76%	5,517,408	4.06%	6,906,349	3.82%	5,497,457	4.07%

Other assets	932,695		702,230		890,051		705,703

Total Assets	$8,279,587		$6,219,638		$7,796,400		$6,203,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,175,022	0.17%	$905,080	0.18%	$1,094,115	0.17%	$896,347	0.17%
Money market accounts	1,027,245	0.19%	974,731	0.19%	1,005,218	0.19%	960,153	0.19%
Savings deposits	1,072,988	0.06%	824,641	0.06%	1,018,449	0.06%	816,720	0.06%
Certificates of deposit	1,848,654	0.62%	1,444,224	0.95%	1,744,271	0.66%	1,474,247	0.96%

Total interest bearing deposits	5,123,909	0.31%	4,148,676	0.43%	4,862,053	0.33%	4,147,467	0.44%
Federal Home Loan Bank borrowings	484,505	0.79%	24,926	2.82%	361,427	0.84%	29,949	2.60%
Other borrowings	100,099	0.37%	104,109	1.35%	106,647	0.31%	109,687	1.67%
Junior subordinated debt	129,189	2.76%	106,151	3.01%	124,128	2.90%	106,146	3.02%

Total interest bearing liabilities (1)	5,837,702	0.41%	4,383,862	0.52%	5,454,255	0.42%	4,393,249	0.54%
Non-interest bearing demand deposits	1,282,327		1,022,331		1,233,328		1,002,822
Other liabilities	59,256		40,393		107,473		41,104
Shareholders’ equity	1,100,302		773,052		1,001,344		765,985

Total Liabilities and Shareholders’ Equity	$8,279,587		$6,219,638		$7,796,400		$6,203,160

Taxable equivalent net interest spread		3.35%		3.54%		3.40%		3.53%
Taxable equivalent net interest margin		3.44%		3.64%		3.49%		3.63%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.3 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $1.1 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $1.9 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively, while accretion on interest bearing liabilities from prior acquisitions was $1.7 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $1.9 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost and include premium amortization and discount accretion from prior acquisitions.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.
(4)	Interest income on other earning assets includes $0.5 million of interest on a federal income tax refund for the three and six months ended June 30, 2014.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended June 30, 2015 Compared to June 30, 2014			Six Months Ended June 30, 2015 Compared to June 30, 2014
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(4)	$(9)	$(13)	$(16)	$(10)	$(26)
Loans, net of unearned income	10,729	(959)	9,770	16,376	(1,631)	14,745
Taxable securities	3,821	(1,230)	2,591	6,310	(2,444)	3,866
Tax-exempt securities (1)	1,614	(665)	949	2,316	(1,141)	1,175
Other earning assets	372	(652)	(280)	436	(169)	267

Total interest income change (1)	16,532	(3,515)	13,017	25,422	(5,395)	20,027

Increase (decrease) in interest expense:
Interest bearing demand deposits	112	(22)	90	165	(26)	139
Money market accounts	25	(1)	24	42	(4)	38
Savings deposits	38	(8)	30	62	(14)	48
Certificates of deposit	810	(1,363)	(553)	1,143	(2,454)	(1,311)
Federal Home Loan Bank borrowings	988	(214)	774	1,549	(428)	1,121
Other borrowings	(13)	(245)	(258)	(24)	(718)	(742)
Junior subordinated debt	163	(71)	92	260	(63)	197

Total interest expense change	2,123	(1,924)	199	3,197	(3,707)	(510)

Net interest income increase (decrease) (1)	$14,409	$(1,591)	$12,818	$22,225	$(1,688)	$20,537

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses was $2.7 million in the second quarter of 2015 compared to $0.8 million in the same quarter of 2014. Year-to-date, the provision was $4.0 million compared to $3.0 million in the first six months of 2014. Net charge-offs for the first half of 2015 were $4.9 million or 0.21% of average portfolio loans compared to $4.7 million or 0.25% in first half of 2014. The increase in both the provision and charge-offs was primarily due to one non-energy industry-related commercial credit placed on nonaccrual and charged-down by $1.3 million. Portfolio growth also impacted the provision. However, other credit quality metrics, including the loans acquired in the ESB acquisition, continue to improve overall. Non-performing loans, including TDRs, as well as criticized and classified loans and delinquencies, improved as a percentage of total portfolio loans from their pre-acquisition levels in the fourth quarter of 2014 and from the second quarter of 2014. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(unaudited, dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Trust fees	$5,476	$5,210	$266	5.1%	$11,529	$10,858	$671	6.2%
Service charges on deposits	4,249	4,078	171	4.2%	7,918	7,937	(19)	(0.2%)
Electronic banking fees	3,496	3,267	229	7.0%	6,821	6,281	540	8.6%
Net securities brokerage revenue	1,842	2,003	(161)	(8.0%)	3,901	3,832	69	1.8%
Bank-owned life insurance	989	1,821	(832)	(45.7%)	2,244	2,695	(451)	(16.7%)
Net gains on sales of mortgage loans	407	475	(68)	(14.3%)	679	628	51	8.1%
Net securities gains	—	165	(165)	(100.0%)	22	175	(153)	(87.4%)
Net gain / (loss) on other real estate owned and other assets	152	(165)	317	192.1%	185	(52)	237	455.8%
Net insurance services revenue	668	662	6	0.9%	1,531	1,404	127	9.0%
Other	793	725	68	9.4%	1,424	1,532	(108)	(7.0%)

Total non-interest income	$18,072	$18,241	$(169)	(0.9%)	$36,254	$35,290	$964	2.7%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the first six months of 2015, non-interest income increased $1.0 million or 2.7% compared to 2014. The increase was primarily due to improved trust fee income and electronic banking fees, while bank owned-life insurance income was down $0.5 million due to decreased death benefits year over year. For the second quarter non-interest income decreased $0.2 million primarily due to decreased bank-owned life insurance death benefits, while trust fees and asset gains increased. Service charges on deposits also increased due to the addition of ESB and an overall higher fee schedule.

Trust fees increased $0.3 million or 5.1% compared to the second quarter of 2014, and $0.7 million or 6.2% compared to the first six months as average assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were $3.8 billion at June 30, 2015 and 2014. At June 30, 2015, trust assets include managed assets of $3.2 billion and non-managed (custodial) assets of $0.6 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $947.8 million as of June 30, 2015 and $941.3 million at June 30, 2014 and are included in trust managed assets.

Service charges on deposits increased $0.2 million or 4.2% compared to the second quarter of 2014 due to the larger customer deposit base from the recent acquisition and an overall higher fee schedule, somewhat offset by lower customer usage patterns.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing 8.6% compared to the first half of 2014, due to a higher volume of debit card transactions from the acquisition and WesBanco’s legacy customers. The volume increase is due to marketing and process initiatives and as customers move more towards electronic transactions and a higher percentage of customers using these products.

Net gains on sales of mortgage loans increased 8.1% in the first half of 2015 compared to 2014. Total mortgage production was $153.6 million in the first half of 2015, up 27.7% from the comparable 2014 period. Mortgages sold into the secondary market represented $58.5 million or 38.1% of overall mortgage loan production in the first half of 2015 compared to $45.7 million or 38.0% in the first half of 2014.

Gain /(loss) on other real estate and other assets increased from the second quarter and first half of 2014 primarily due to a $0.2 million write-down of computer equipment in 2014 resulting from the implementation of a company-wide modernization of communication infrastructure in 2014.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(unaudited, dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and wages	$19,300	$16,904	$2,396	14.2%	$37,636	$33,370	$4,266	12.8%
Employee benefits	6,807	5,529	1,278	23.1%	14,123	11,238	2,885	25.7%
Net occupancy	3,243	2,857	386	13.5%	6,765	6,348	417	6.6%
Equipment	3,017	2,914	103	3.5%	5,958	5,698	260	4.6%
Marketing	1,715	1,713	2	0.1%	2,707	2,716	(9)	(0.3%)
FDIC insurance	1,040	880	160	18.2%	1,950	1,757	193	11.0%
Amortization of intangible assets	944	482	462	95.9%	1,510	977	533	54.6%
Restructuring and merger-related expenses	1,115	—	1,115	0.0%	10,848	—	10,848	0.0%
Miscellaneous, franchise, and other taxes	1,520	1,612	(92)	(5.7%)	3,081	3,237	(156)	(4.8%)
Postage	869	851	18	2.1%	1,657	1,692	(35)	(2.1%)
Consulting, regulatory, accounting and advisory fees	1,136	874	262	30.0%	2,488	2,018	470	23.3%
Other real estate owned and foreclosure expenses	(155)	180	(335)	(186.1%)	14	439	(425)	(96.8%)
Legal fees	675	711	(36)	(5.1%)	1,216	1,369	(153)	(11.2%)
Communications	422	353	69	19.5%	768	873	(105)	(12.0%)
ATM and interchange expenses	1,069	1,071	(2)	(0.2%)	2,091	2,173	(82)	(3.8%)
Supplies	781	601	180	30.0%	1,418	1,227	191	15.6%
Other	3,091	2,772	319	11.5%	5,817	5,266	551	10.5%

Total non-interest expense	$46,589	$40,304	$6,285	15.6%	$100,047	$80,398	$19,649	24.4%

Non-interest expense increased $6.3 million in the second quarter, principally from the acquisition, and $1.1 million of merger-related expenses. Excluding merger-related expenses, non-interest expense increased $5.2 million or 12.8%. Salaries and wages increased $2.4 million or 14.2%, primarily due to a 17.4% increase in average full-time equivalent employees, while employee benefits expense increased $1.3 million or 23.1%, primarily from increased pension, health insurance, social security contributions and other benefit plan costs. Net occupancy increased $0.4 million principally due to increased building-related costs. Amortization of intangible assets increased $0.5 million from additional ESB intangible assets. For the first half of 2015, non-interest expense increased by $8.8 million or 10.9%, excluding merger related expenses, compared to the first half of 2014. Increases in the second quarter and first half of 2015 were primarily in salaries and wages, employee benefits, occupancy and amortization of intangibles from operating the 23 ESB offices. Even with the acquisition, other expenses including franchise tax, postage, legal and ATM expenses were down from last year due to efficiencies applied in several of our vendor contracts and lower REO costs. The merger of ESB’s information systems into WesBanco’s resulted in additional cost savings, beyond those noted above, in the latter part of the second quarter which, along with other identified cost savings, will benefit future earnings.

Salaries and wages increased $2.4 million or 14.2% from the second quarter of 2014 and $4.3 million or 12.8% over the first half of 2014 due to a 17.4% increase in average full-time equivalent employees and routine annual adjustments to compensation, partially offset by increased deferrals of loan costs. Salaries and wages in the first half of 2015 also include $0.8 million related to temporary post-merger personnel costs incurred as a result of the timing of the April 24 weekend systems and branch conversions. Employee benefit expenses increased 25.7% year-to-date, primarily from increased pension, health insurance, social security contributions and other benefit plan costs including the addition of ESB’s personnel.

Net occupancy and equipment expense increased $0.7 million or 5.6% in the first half of 2015 due to increased building-related costs including utilities, depreciation and other maintenance costs resulting primarily from the 23 ESB offices. In addition, new teller cash recycling machines continue to be introduced into our branches, which have improved the speed of customer service, improved cash controls and reduced full-time equivalent employees.

Amortization of intangible assets increased $0.5 million in the first half of 2015 due to the ESB acquisition, which added approximately $5.3 million in core deposit intangibles and $2.2 million in non-compete agreements with former ESB executives with contracts ranging from one to four years.

Restructuring and merger-related expenses of $10.8 million in 2015 related to the ESB acquisition include $7.7 million in executive change-in-control and employee severance expenses, $1.7 million in investment banking services, $0.5 million in audit and valuation services, $0.4 million in marketing expenses, $0.3 million in legal expenses and $0.2 million of various other merger-related expenses.

Other real estate owned and foreclosure expenses decreased $0.4 million in 2015 compared to 2014 due to lower foreclosure and liquidation activity even as related assets increased. Other real estate owned and repossessed assets increased $1.1 million from the second quarter of 2014 to $6.2 million due to the ESB acquisition, which added approximately $1.4 million.

Communications expense decreased 12.0% from the first half of 2014, despite increased costs related to the acquisition, due to the implementation of a company-wide modernization of the communication infrastructure during 2014.

INCOME TAXES

The provision for federal and state income taxes was $12.5 million in 2015 compared to $12.2 million in the first half of 2014. The increase in income tax expense was due to an increase in pre-tax income, partially offset by a $0.5 million benefit relating to the completion of an IRS audit which closed the 2011 and 2012 tax years, which resulted in an effective tax rate of 26.0% for 2015 compared to 25.7% for 2014. The effective tax rate is anticipated to range between 26.5% and 27.5% for the remainder of 2015.

FINANCIAL CONDITION

Total assets increased 33.0% during the first six months of 2015, while deposits and shareholders’ equity increased 24.0% and 38.9%, respectively, compared to December 31, 2014 primarily due to the acquisition of ESB. Total portfolio loans increased $846.9 million or 20.7% with $700.9 million from the ESB acquisition and the remaining $146.0 million from WesBanco’s originations outpacing pay downs, which were a result of increased business activity, additional lending personnel, focused marketing efforts, an expanded presence in larger urban markets, and continued improvement in the loan origination process. Deposits increased $1.2 billion from the ESB acquisition. Organic deposits were virtually unchanged as savings, demand and money market deposits increased 4.6%, 0.3% and 0.1%, respectively, while certificates of deposit decreased 6.9% due to lower rate offerings on maturities. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 134.5% during the first six months of 2015. FHLB borrowings increased $558.2 million from December 31, 2014, due primarily to $124.7 million in new borrowings, coupled with $433.5 million in FHLB borrowings provided from the ESB acquisition. New borrowings were utilized to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as certificates of deposit runoff. Total shareholders’ equity increased by approximately $306.5 million or 38.9%, compared to December 31, 2014, primarily due to $293.6 million of common stock issued in the ESB acquisition and net income exceeding dividends for the period by $17.8 million, which was partially offset by a $2.9 million decrease in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2015	2014	$ Change	% Change
Available-for-sale (at fair value)
Obligations of government agencies	$81,037	$87,736	$(6,699)	(7.6)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,232,422	701,113	531,309	75.8
Obligations of states and political subdivisions	92,771	91,433	1,338	1.5
Corporate debt securities	177,314	25,996	151,318	582.1

Total debt securities	1,583,544	906,278	677,266	74.7
Equity securities	11,114	11,146	(32)	(0.3)

Total available-for-sale securities	$1,594,658	$917,424	$677,234	73.8

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$120,576	$79,004	$41,572	52.6
Obligations of states and political subdivisions	718,230	507,927	210,303	41.4
Corporate debt securities	9,610	6,739	2,871	42.6

Total held-to-maturity securities	848,416	593,670	254,746	42.9

Total securities	$2,443,074	$1,511,094	$931,980	61.7

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.06%	2.34%
As a % of total securities	65.3%	60.7%
Weighted average life (in years)	4.0	4.0

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.17%	4.67%
As a % of total securities	34.7%	39.3%
Weighted average life (in years)	5.8	5.1

Total securities:
Weighted average yield at the respective period end (2)	2.79%	3.27%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.6	4.4

(1)	At June 30, 2015 and December 31, 2014, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $932.0 million or 61.7% from December 31, 2014 to June 30, 2015. This increase is attributable to the ESB acquisition, from both inherited securities of $486.9 million and newly purchased securities in the three to four month period thereafter totaling $604.6 million to replace those securities sold from ESB’s portfolio prior to closing. Partially offsetting the acquired securities and purchases in the first six months of 2015 were maturities, paydowns, and calls that totaled $147.7 million. Through the first six months of 2015, the available-for-sale portfolio increased by $677.2 million or 73.8%, while the held-to-maturity portfolio increased by $254.7 million or 42.9%. The weighted average yield of the portfolio declined from 3.27% at December 31, 2014 to 2.79% at June 30, 2015 due to the lower-yielding ESB acquired portfolio and purchases of securities in the first and second quarters at lower market rates.

Net unrealized (losses) gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2015 and December 31, 2014 were ($0.8) million and $2.9 million, respectively. Unrealized gains decreased on available-for-sale securities due to an increase in market rates from December 31, 2014. With approximately 35% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

ESB’s total pre-merger investment portfolio of $1.0 billion was restructured through a specific security sale strategy with replacement purchases occurring after the merger to achieve specific overall portfolio characteristics as to weighted average life, duration and tax equivalent yield. The replacement purchases were not completed until June which accounted for approximately $0.8 million in potential interest income.

WesBanco’s municipal portfolio comprises 33.2% of the overall securities portfolio as of June 30, 2015 as compared to 39.7% as of December 31, 2014, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	June 30, 2015		December 31, 2014
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$81,044	9.8	$50,205	8.1
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	606,780	73.5	449,219	72.1
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	133,698	16.2	117,398	18.9
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	1,796	0.2	1,958	0.3
Not rated by either agency	2,167	0.3	3,454	0.6

Total municipal bond portfolio	$825,485	100.0	$622,234	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of June 30, 2015 and December 31, 2014, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	June 30, 2015		December 31, 2014
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$582,174	70.5	$432,967	69.6
Revenue	243,311	29.5	189,267	30.4

Total municipal bond portfolio	$825,485	100.0	$622,234	100.0

Municipal bond issuer:
State Issued	$77,445	9.4	$53,931	8.7
Local Issued	748,040	90.6	568,303	91.3

Total municipal bond portfolio	$825,485	100.0	$622,234	100.0

The amortized cost of the municipal bond portfolio at June 30, 2015 and December 31, 2014 was $806.5 million and $594.0 million, respectively.

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at June 30, 2015:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	June 30, 2015
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$191,805	23.2
Texas	110,364	13.4
Ohio	92,693	11.2
Illinois	43,176	5.2
Kentucky	28,919	3.5
All other states (1)	358,528	43.5

Total municipal bond portfolio	$825,485	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $19.2 million or 2.3% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2015		December 31, 2014
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$308,885	6.3	$262,643	6.4
Improved property	1,885,228	38.1	1,682,817	41.1

Total commercial real estate	2,194,113	44.4	1,945,460	47.5
Commercial and industrial	733,478	14.8	638,410	15.6
Residential real estate:
Land and construction	37,662	0.8	19,681	0.5
Other	1,203,808	24.3	909,089	22.2
Home equity	379,740	7.7	330,031	8.1
Consumer	384,844	7.8	244,095	6.0

Total portfolio loans	4,933,645	99.8	4,086,766	99.9
Loans held for sale	11,160	0.2	5,865	0.1

Total loans	$4,944,805	100.0	$4,092,631	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $852.2 million compared to December 31, 2014 with $700.9 million from the ESB acquisition. Organic loan growth from December 31, 2014, annualized, was 7.2%, primarily achieved through $825 million in loan originations for the first half of 2015 compared to $625 million last year. Loan growth, excluding ESB, occurred in all major loan categories, with approximately 25.1% of the growth in commercial and industrial loans. Loan growth was driven by increased business activity, additional commercial and residential lending personnel in our urban markets, focused marketing efforts, an expanded presence in our larger urban markets, a reduction in unscheduled payoffs and a less severe winter that did not stifle certain types of business activity as much as it did the prior year. Excluding the ESB acquisition, CRE and C&I loans provided the most significant organic growth, respectively increasing 2.2% and 5.9% from December 31, 2014, while home equity and consumer loans increased 7.3% and 12.3%, respectively. The increase in CRE loans was driven by an 11.3% increase in CRE land and construction lending. Organic loan growth was achieved without sacrificing profitability, loan structure and credit quality of the loan portfolio despite a highly competitive lending market for high quality borrowers.

Total loan commitments, including loans approved but not closed, increased $359.8 million from December 2014 with $85.3 million from the ESB acquisition and the remainder due primarily to increases in CRE land and construction and home equity lines of credit originations.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2015	December 31, 2014
Non-accrual loans:
Commercial real estate - land and construction	$1,382	$1,488
Commercial real estate - improved property	26,103	20,227
Commercial and industrial	7,664	4,110
Residential real estate	10,117	10,329
Home equity	2,251	1,923
Consumer	687	741

Total non-accrual loans (1)	48,204	38,818

TDRs accruing interest:
Commercial real estate - land and construction	1,127	—
Commercial real estate - improved property	2,409	2,437
Commercial and industrial	326	329
Residential real estate	7,850	8,215
Home equity	744	740
Consumer	502	345

Total TDRs accruing interest (1)	12,958	12,066

Total non-performing loans	$61,162	$50,884

Other real estate owned and repossessed assets	6,168	5,082

Total non-performing assets	$67,330	$55,966

Non-performing loans/total loans	1.24%	1.25%
Non-performing assets/total assets	0.80%	0.89%
Non-performing assets/total loans, other real estate and repossessed assets	1.36%	1.37%

(1)	TDRs on nonaccrual of $13.1 million and $5.4 million at June 30, 2015 and December 31, 2014, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, increased $10.3 million, or 20.2% from December 31, 2014 with $10.0 million remaining from the ESB acquisition, while legacy non-performing loans increased $0.3 million or 0.6%. Non-performing loans acquired, recognized at their acquisition date fair value of $10.8 million with an unpaid principal balance of $16.1 million, primarily consist of three commercial relationships with an acquisition date aggregate fair value of $10.0 million. Organic non-performing loans increased primarily from the addition of one large commercial credit added in the second quarter offset by an unscheduled principal payment in the first quarter from one large commercial relationship. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets increased $1.1 million from December 31, 2014 to June 30, 2015, primarily due to the ESB acquisition.

The following table presents past due and accruing loans excluding accruing TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING ACCRUING TDRs

(unaudited, dollars in thousands)	June 30, 2015	December 31, 2014
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$71
Commercial real estate - improved property	180	—
Commercial and industrial	3	22
Residential real estate	1,838	1,306
Home equity	228	570
Consumer	222	319

Total loans past due 90 days or more	2,471	2,288

Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	698	480
Commercial and industrial	1,135	216
Residential real estate	3,228	3,105
Home equity	2,142	2,524
Consumer	3,117	3,022

Total loans past due 30 to 89 days	10,320	9,347

Total 30 days or more	$12,791	$11,635

Loans past due 90 days or more and accruing to total portfolio loans	0.05%	0.06%
Loans past due 30-89 days and accruing to total portfolio loans	0.21%	0.23%

Loans past due 30 days or more and accruing interest excluding TDRs increased $1.2 million or 9.9% from December 31, 2014 primarily due to the ESB acquisition, however loan delinquency as a percent of total loans improved. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days to total portfolio loans improved to 0.21% from 0.23% at December 31, 2014 and 0.26% at June 30, 2014, representing a 19.2% decrease from a year ago, while loans past due 90 days or more to total portfolio loans improved to 0.05% from 0.06% at December 31, 2014 and 0.07% one year ago. This improvement in delinquency is the result of management’s focus on controlling early stage delinquency as well as improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

Continued improvement in the credit quality of the pre-acquisition legacy portfolio resulted in a decrease in the allowance as supported by improvement in most credit quality metrics in the second quarter, despite an increase in net charge-offs and the provision for credit losses, as total delinquencies and non-performing, criticized and classified loans all decreased as a percentage of loans. The allowance was not affected by the acquired ESB loan portfolio, as these loans were recorded at fair value at the date of acquisition.

The allowance for credit losses decreased $1.2 million from December 31, 2014 to June 30, 2015 as a result of a lower provision expense than net charge-offs, representing 0.88% of total loans at June 30, 2015 compared to 1.09% of total loans at December 31, 2014. However, if the acquired ESB loans (which were recorded at fair value at the date of acquisition) were excluded from the ratio, the allowance would approximate 1.03% of the adjusted loan total. The resulting ratio provides greater coverage over total loans and is considered by management to be a better comparison of the adequacy of the allowance from last year. Portfolio mix shifts also affect management’s evaluation of the overall allowance adequacy.

The allowance for loans individually evaluated was relatively unchanged from December 31, 2014 to June 30, 2015, while the allowance for loans collectively evaluated decreased $1.3 million to $39.5 million due to continued improvement in delinquent, non-performing and classified and criticized loans.

The allowance for loan commitments of $0.8 million at June 30, 2015 increased $0.3 million from December 31, 2014 primarily due to the increase in overall commitments from December 31, 2014.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans were $82.9 million or 1.68% of total loans at June 30, 2015, improving from 1.99% of total loans at December 31, 2014 and 3.08% of total loans from a year ago as credit quality continued to improve, enabling certain loans to be upgraded that were criticized but not classified throughout the economic downturn. The ESB acquisition increased criticized and classified loans by $12.1 million at June 30, 2015.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The decrease in the allowance for CRE land and construction loans is due primarily to that category of loans consisting of more multi-family apartment and other commercial building construction loans than land and residential development loans, which had higher loss rates during the recession but now represent a much smaller percentage of the category. The increase in the allowance for C&I and home equity loans is primarily attributable to growth in those categories, while the decrease in the allowance for residential real estate and consumer loans reflects lower historical loss rates in each category.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	June 30, 2015	Percent of Total	December 31, 2014	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$5,103	11.5	$5,654	12.5
Commercial real estate - improved property	17,228	39.0	17,573	39.0
Commercial and industrial	9,191	20.8	9,063	20.1
Residential real estate	4,764	10.8	5,382	11.9
Home equity	2,688	6.1	2,329	5.2
Consumer	3,902	8.8	4,078	9.0
Deposit account overdrafts	543	1.2	575	1.3

Total allowance for loan losses	$43,419	98.2	$44,654	99.0

Allowance for loan commitments:
Commercial real estate - land and construction	$207	0.5	$194	0.4
Commercial real estate - improved property	20	0.0	10	0.0
Commercial and industrial	413	0.9	112	0.3
Residential real estate	12	0.0	9	0.0
Home equity	113	0.3	90	0.2
Consumer	40	0.1	40	0.1

Total allowance for loan commitments	805	1.8	455	1.0

Total allowance for credit losses	$44,224	100.0	$45,109	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at June 30, 2015.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2015	December 31, 2014	$ Change	% Change
Deposits
Non-interest bearing demand	$1,257,932	$1,061,075	$196,857	18.6
Interest bearing demand	1,156,949	885,037	271,912	30.7
Money market	989,888	954,957	34,931	3.7
Savings deposits	1,075,711	842,818	232,893	27.6
Certificates of deposit	1,778,565	1,305,096	473,469	36.3

Total deposits	$6,259,045	$5,048,983	$1,210,062	24.0

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 142 branches. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $1.2 billion or 24.0% during the first six months of 2015 due to the ESB acquisition which provided $1.2 billion of additional deposits, while organic deposits were relatively unchanged from December 31, 2014. Interest bearing demand and non-interest bearing deposits increased 30.7% and 18.6%, respectively, while savings and money market deposits increased 27.6% and 3.7%, respectively, due to the ESB acquisition and corresponding marketing, incentive compensation paid to customers and employees, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. The increase was also impacted by initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. At June 30, 2015, demand deposits, savings deposits and money market deposits at former ESB branches were $418.4 million, $193.9 million and $26.9 million, respectively.

Certificates of deposit increased $473.5 million due primarily to the ESB acquisition. Certificates of deposit acquired from the ESB acquisition totaled $564.0 million, while organic balances declined 6.9% due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $292.3 million in total outstanding balances at June 30, 2015, of which $208.4 million represented one-way buys, compared to $283.0 million in total outstanding balances at December 31, 2014, of which $172.3 million represented one-way buys. ICS® reciprocal balances totaled $142.6 million at June 30, 2015 compared to $117.1 million at December 31, 2014. Certificates of deposit greater than $250,000 were approximately $291.3 million at June 30, 2015 compared to $174.7 million at December 31, 2014. Certificates of deposit of $100,000 or more were approximately $924.6 million at June 30, 2015 compared to $706.1 million at December 31, 2014. The increase in jumbo certificates of deposit was primarily due to the acquisition. Certificates of deposit totaling approximately $1.1 billion at June 30, 2015 with a cost of 0.64% are scheduled to mature within the next 12 months. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2015	December 31, 2014	$ Change	% Change
Federal Home Loan Bank Borrowings	$781,332	$223,126	$558,206	250.2
Other short-term borrowings	73,868	80,690	(6,822)	(8.5)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,176	20	0.0

Total	$961,396	$409,992	$551,404	134.5

While borrowings are a less significant source of funding for WesBanco compared to total deposits, during the first six months of 2015, FHLB borrowings increased $558.2 million. The acquisition of ESB provided $433.5 million in borrowings, and $124.7 million in new borrowings were utilized to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as CD runoff. A portion of the replacement investment securities were funded by the new FHLB borrowings.

Other short-term borrowings, which consist of securities sold under agreements to repurchase at June 30, 2015, but may also include federal funds purchased and other borrowings, were $73.9 million at June 30, 2015 compared to $80.7 million at December 31, 2014. The ESB acquisition also provided $36.1 million in junior subordinated debentures which were redeemed in May at a redemption price of 100% of the principal plus accrued and unpaid interest. WesBanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There were no outstanding balances as of June 30, 2015 or December 31, 2014.

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

CAPITAL RESOURCES

Shareholders’ equity was $1.1 billion at June 30, 2015 compared to $788.2 million at December 31, 2014. The increase was due primarily to $293.6 million of common stock issued in the ESB acquisition coupled with net income during the current six month period of $35.5 million, which were partially offset by a $2.9 million decrease in other comprehensive income and the declaration of common shareholder dividends totaling $17.7 million for the six months ended June 30, 2015. WesBanco also increased its quarterly dividend rate to $0.23 per share in February, representing a 4.5% increase over the prior quarterly rate and a cumulative 64% increase over the last seventeen quarters.

On June 2, 2015, WesBanco granted 94,800 stock options to selected officers at an exercise price of $31.58. These options are service-based and vest 50% at December 31, 2015 and 50% at December 31, 2016. On the same date, WesBanco also granted 48,550 shares of restricted stock to selected officers. The restricted shares are service-based and cliff-vest 36 months from the date of grant.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2015, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2015, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $36.3 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios to manage its growth strategies primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			June 30, 2015			December 31, 2014
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$725,305	9.29%	$312,415	$593,031	9.88%	$240,068
Common equity tier 1 (3)	4.50%	6.50%	630,385	11.71%	242,351	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	6.00%	8.00%	725,305	13.47%	323,135	593,031	13.76%	172,357
Total capital to risk-weighted assets	8.00%	10.00%	769,964	14.30%	430,847	638,064	14.81%	344,714
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$683,277	8.82%	$309,861	$516,689	8.63%	$239,533
Common equity tier 1 (3)	4.50%	6.50%	683,277	12.74%	241,434	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	6.00%	8.00%	683,277	12.74%	321,912	516,689	12.04%	171,612
Total capital to risk-weighted assets	8.00%	10.00%	727,693	13.56%	429,216	561,369	13.08%	343,225

(1)	Minimum to remain adequately capitalized. Minimums prior to January 1, 2015 were 4.00% for Tier 1 leverage and Tier 1 capital and 8.00% for total capital.
(2)	Well-capitalized under prompt corrective action regulations.
(3)	The Common Equity Tier 1 ratio (known as “CET 1”) is a new regulatory ratio as of March 31, 2015, as the regulatory agencies adopted new guidelines for such ratio as a result of international adoption of the BASEL III regulatory capital accords in 2013.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 58.4% at June 30, 2015 and deposit balances funded 74.7% of assets.

The following table lists the sources of liquidity from assets at June 30, 2015 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$108,738
Securities with a maturity date within the next year	88,998
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	232,564
Callable securities	122,870
Loans held for sale	11,160
Accruing loans scheduled to mature	687,100
Normal loan repayments	530,425

Total sources of liquidity expected within the next year	$1,781,855

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $6.3 billion at June 30, 2015. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.1 billion at June 30, 2015, which includes jumbo regular certificates of deposit totaling $408.6 million with a weighted-average cost of 0.69%, and jumbo CDARS® deposits of $193.1 million with a cost of 0.55%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB was approximately $1.3 billion and $1.5 billion at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Bank had unpledged available-for-sale securities with an amortized cost of $615.1 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At June 30, 2015, WesBanco had a BIC line of credit totaling $198.1 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $205.0 million, none of which was outstanding at June 30, 2015, along with borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling available-for-sale securities or certain types of loans.

Other short-term borrowings of $73.9 million at June 30, 2015 consisted of overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during the first six months of 2015. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $22.9 million in cash and investments on hand, and a $25.0 million revolving line of credit with another financial institution, which did not have an outstanding balance at June 30, 2015. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2015, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $36.3 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.6 billion and $1.2 billion at June 30, 2015 and December 31, 2014, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of June 30, 2015 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at June 30, 2015 and December 31, 2014 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2015	December 31, 2014	Guidelines
+300	(0.2%)	0.9%	(25.0%)
+200	1.0%	2.1%	(12.5%)
+100	1.2%	1.9%	(5.0%)
-100	(1.6%)	(1.8%)	(5.0%)

As per the table above, the earnings simulation model at June 30, 2015 currently projects that net interest income for the next twelve month period would decrease by 1.6% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 1.8% for the same scenario as of December 31, 2014.

For rising rate scenarios, net interest income would increase by 1.2%, 1.0%, and decrease by 0.2% if rates increased by 100, 200 and 300 basis points, respectively, as of June 30, 2015 compared to increases of 1.9%, 2.1% and 0.9% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2014.

The balance sheet is asset sensitive as of June 30, 2015, slightly less than at December 31, 2014, based upon changes in the mix of various earning assets and costing liabilities, 2015 loan and transaction deposit account growth, an increase in short-term FHLB borrowings, the ESB transaction and certain changes in modeling assumptions. Should rates rise more rapidly and by a higher amount than currently anticipated in the short to intermediate term, overall asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors averaging 4.21% approximated $1.1 billion at June 30, 2015, which represented approximately 37% of commercial loans. Approximately 58% or $624.8 million of these loans are currently priced at their floor. Therefore, in a 100 basis point rising rate environment, these loans would not as significantly re-price from their current floor level as compared to non-floor loans. Due to lower loan and investment spreads as the yield curve dropped earlier this year, WesBanco expects that the base case net interest margin may contract somewhat from the second quarter due to the continued low interest rate environment, and a full period of the completion of the ESB replacement investment securities strategy, until sometime after rates begin to rise. A short-term rate increase is anticipated by late third quarter by a majority of economists as well as commentary from the Federal Reserve Board which should help the margin eventually improve assuming no earning asset or costing liability changes. Maturities of higher-costing certificates of deposit scheduled over the next year may somewhat mitigate potential compression from lower loan spreads and general loan re-pricing in an increasingly more competitive loan environment, along with anticipated loan growth in most loan categories. Of note, certificates of deposit totaling approximately $1.1 billion mature within the next year at an average cost of 0.64%.

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

•	extending term borrowings at current lower rates to balance asset/liability mismatches; and

•	extending a portion of CD maturities through the CDARS® program.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at June 30, 2015, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.1% over the next twelve months, compared to a 1.9% increase at December 31, 2014.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At June 30, 2015, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 1.1%, compared to a increase of 6.0% at December 31, 2014. In a 100 basis point falling rate environment, the model indicates a decrease of 6.8%, compared to a decrease of 11.0% as of December 31, 2014. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, new borrowings, transaction deposits and certificates of deposit, as well as certain other modeling assumptions, resulted in the change in equity market value from 2014.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

On January 15, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, ESB, ESB Bank, WesBanco and the Director Defendants (ESB, ESB Bank, WesBanco and the Director Defendants, collectively the “Defendants”) entered into a Memorandum of Settlement (the “MOS”) with the respective plaintiffs (collectively, the “Plaintiffs”) regarding the settlement of both the Federal Lawsuit and the Lawrence County Lawsuit. Pursuant to the MOS, ESB and WesBanco agreed to file with the SEC and make publicly available to shareholders of ESB and WesBanco supplemental disclosures provided on Form 8-K and the Plaintiffs agreed to release ESB, ESB Bank, WesBanco and the Director Defendants from all claims related to the Merger Agreement and the Merger, subject to approval of the Federal District Court. If the court approves the settlement contemplated in the MOS, both the Federal Lawsuit and the Lawrence County Lawsuit will be dismissed with prejudice, and all claims that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith will be released and barred. Under the terms of the MOS, counsel for the Plaintiffs reserved the right to seek an award of attorneys’ fees and expenses. The Defendants have reserved the right to contest the fee and expense petition. The amount of any fees and expense awarded will ultimately be determined and approved by the court, and will not affect the amount of merger consideration paid by WesBanco. ESB or its successor or insurer will pay any fees and expenses awarded by the court. In the MOS, the parties agreed to negotiate in good faith to prepare a stipulation of settlement which was entered into by the parties and filed with the court on April 28, 2015 and other documentation as may be required to effectuate the settlement. By Order dated July 2, 2015, the Federal District Court made preliminary determinations regarding (i) certification of a class of ESB shareholders such that notice could be disseminated to class members relating to, among other things, the Federal Lawsuit, the Lawrence County Lawsuit, the proposed settlement contemplated in the MOS (the “Settlement”), a final hearing to approve the Settlement and the right of class members to participate in such hearing, and (ii) the role of Mr. Elliott and his counsel as Class Representative and Class Counsel, respectively. The Court has set a hearing to approve the Settlement on September 21, 2015. There can be no assurance that the court will approve the Settlement. The Settlement will become void in the event that the court does not approve the Settlement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2015, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. Repurchases during the second quarter of 2015 included those for the KSOP and dividend reinvestment plans and a repurchase to facilitate the payment of withholding taxes for employees’ vesting of restricted stock.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2015				340,049

April 1, 2015 to April 30, 2015
Open market repurchases	—	—	—	340,049
Other transactions (1)	16,528	$32.67	N/A	N/A

May 1, 2015 to May 31, 2015
Open market repurchases	—	—	—	340,049
Other repurchases (2)	338	$32.04	338	339,711
Other transactions (1)	2,623	$31.64	N/A	N/A

June 1, 2015 to June 30, 2015
Open market repurchases	—	—	—	339,711
Other repurchases (2)	11,649	$31.35	11,649	328,062
Other transactions (1)	1,181	33.83	N/A	N/A

Second Quarter 2015
Open market repurchases	—	—	—	340,049
Other repurchases (2)	11,987	$31.36	11,987	328,062
Other transactions (1)	20,332	32.61	N/A	N/A

Total	32,319	$32.15	11,987	328,062

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
(2)	Consists of shares purchased from employees for the payment of withholding taxes to facilitate the vesting of restricted stock.

ITEM 6.	EXHIBITS

3.1	Articles of Amendment to WesBanco, Inc. Articles of Incorporation, dated April 24, 2015, increasing authorized common shares from 50,000,000 to 100,000,000.

10.1	Employment Agreement, dated March 1, 2015, by and between WesBanco Bank, Inc., Jayson M. Zatta, and WesBanco, Inc.*

10.2	Amended and Restated Change in Control Agreement, dated July 25, 2008, by and between WesBanco Bank, Inc., Jayson M. Zatta, and WesBanco, Inc.*

10.3	Public Warrant repurchase letter, dated May 6, 2015, by and between the U.S. Treasury and WesBanco, Inc. (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 6, 2015).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 30, 2015	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2015	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)