Form 10-Q
period 2015-09-30
WESBANCO INC
filed 2015-10-29
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, there were 38,512,012 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	September 30, 2015	December 31, 2014

ASSETS
Cash and due from banks, including interest bearing amounts of $2,144 and $8,405, respectively	$92,975	$94,002
Securities:
Available-for-sale, at fair value	1,559,718	917,424
Held-to-maturity (fair values of $983,997 and $619,617, respectively)	957,352	593,670

Total securities	2,517,070	1,511,094

Loans held for sale	10,765	5,865

Portfolio loans, net of unearned income	4,950,642	4,086,766
Allowance for loan losses	(41,624)	(44,654)

Net portfolio loans	4,909,018	4,042,112

Premises and equipment, net	111,699	93,135
Accrued interest receivable	27,000	18,481
Goodwill and other intangible assets, net	492,725	319,506
Bank-owned life insurance	155,894	123,298
Other assets	135,284	89,072

Total Assets	$8,452,430	$6,296,565

LIABILITIES
Deposits:
Non-interest bearing demand	$1,280,329	$1,061,075
Interest bearing demand	1,206,837	885,037
Money market	1,011,420	954,957
Savings deposits	1,064,426	842,818
Certificates of deposit	1,630,890	1,305,096

Total deposits	6,193,902	5,048,983

Federal Home Loan Bank borrowings	893,117	223,126
Other short-term borrowings	84,587	80,690
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,176

Total borrowings	1,083,900	409,992

Accrued interest payable	2,832	1,620
Other liabilities	56,054	47,780

Total Liabilities	7,336,688	5,508,375

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 and 50,000,000 shares authorized in 2015 and 2014, respectively; 38,546,042 and 29,367,511 issued in 2015 and 2014, respectively; outstanding: 38,517,542 and 29,298,188 shares in 2015 and 2014, respectively	80,304	61,182
Capital surplus	515,783	244,661
Retained earnings	535,777	504,578
Treasury stock (28,550 and 69,323 shares in 2015 and 2014, respectively, at cost)	(890)	(2,151)
Accumulated other comprehensive loss	(14,446)	(18,825)
Deferred benefits for directors	(786)	(1,255)

Total Shareholders’ Equity	1,115,742	788,190

Total Liabilities and Shareholders’ Equity	$8,452,430	$6,296,565

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$51,876	$43,399	$151,913	$128,691
Interest and dividends on securities:
Taxable	10,251	7,375	28,792	22,051
Tax-exempt	4,535	3,413	12,120	10,234

Total interest and dividends on securities	14,786	10,788	40,912	32,285

Other interest income	273	116	1,227	829

Total interest and dividend income	66,935	54,303	194,052	161,805

INTEREST EXPENSE
Interest bearing demand deposits	517	399	1,425	1,168
Money market deposits	485	487	1,430	1,394
Savings deposits	165	135	475	398
Certificates of deposit	2,662	3,254	8,403	10,305

Total interest expense on deposits	3,829	4,275	11,733	13,265

Federal Home Loan Bank borrowings	1,650	264	3,157	650
Other short-term borrowings	89	348	254	1,255
Junior subordinated debt owed to unconsolidated subsidiary trusts	758	805	2,541	2,392

Total interest expense	6,326	5,692	17,685	17,562

NET INTEREST INCOME	60,609	48,611	176,367	144,243
Provision for credit losses	1,798	1,478	5,768	4,526

Net interest income after provision for credit losses	58,811	47,133	170,599	139,717

NON-INTEREST INCOME
Trust fees	5,127	5,096	16,656	15,954
Service charges on deposits	4,425	4,170	12,342	12,107
Electronic banking fees	3,849	3,268	10,670	9,549
Net securities brokerage revenue	1,996	1,701	5,897	5,533
Bank-owned life insurance	1,021	882	3,264	3,577
Net gains on sales of mortgage loans	779	550	1,459	1,178
Net securities gains	47	581	69	756
Net (loss) / gain on other real estate owned and other assets	(18)	(1,167)	167	(1,218)
Other income	960	1,573	3,916	4,508

Total non-interest income	18,186	16,654	54,440	51,944

NON-INTEREST EXPENSE
Salaries and wages	19,832	17,331	57,468	50,700
Employee benefits	6,028	5,051	20,151	16,289
Net occupancy	3,533	2,916	10,298	9,265
Equipment	3,731	2,837	9,689	8,534
Marketing	1,514	1,276	4,221	3,992
FDIC insurance	1,064	786	3,014	2,543
Amortization of intangible assets	815	477	2,325	1,454
Restructuring and merger-related expense	185	—	11,033	—
Other operating expenses	10,279	8,589	28,830	26,884

Total non-interest expense	46,981	39,263	147,029	119,661

Income before provision for income taxes	30,016	24,524	78,010	72,000
Provision for income taxes	7,768	6,358	20,250	18,538

NET INCOME	$22,248	$18,166	$57,760	$53,462

EARNINGS PER COMMON SHARE
Basic	$0.58	$0.62	$1.55	$1.83
Diluted	$0.58	$0.62	$1.55	$1.82

AVERAGE COMMON SHARES OUTSTANDING
Basic	38,523,593	29,280,648	37,144,783	29,235,364
Diluted	38,556,995	29,360,880	37,204,114	29,316,914

DIVIDENDS DECLARED PER COMMON SHARE	$0.23	$0.22	$0.69	$0.66

COMPREHENSIVE INCOME	$29,504	$16,136	$62,139	$58,773

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and 2014

	Common Stock					Accumulated Other	Deferred
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Benefits for Directors	Total
December 31, 2014	29,298,188	$61,182	$244,661	$504,578	$(2,151)	$(18,825)	$(1,255)	$788,190

Net income	—	—	—	57,760	—	—	—	57,760
Other comprehensive income	—	—	—	—	—	4,379	—	4,379

Comprehensive income	—	—	—	—	—	—	—	62,139
Common dividends declared ($0.69 per share)	—	—	—	(26,561)	—	—	—	(26,561)
Shares issued for acquisition	9,178,531	19,122	274,507	—	—	—	—	293,629
Treasury shares acquired	(64,102)	—	—	—	(2,065)	—	—	(2,065)
Stock options exercised	55,375	—	(295)	—	1,768	—	—	1,473
Restricted stock granted	49,550	—	(1,558)	—	1,558	—	—	—
Repurchase of stock warrant	—	—	(2,247)	—	—	—	—	(2,247)
Stock compensation expense	—	—	1,184	—	—	—	—	1,184
Deferred benefits for directors- net	—	—	(469)	—	—	—	469	—

September 30, 2015	38,517,542	$80,304	$515,783	$535,777	$(890)	$(14,446)	$(786)	$1,115,742

December 31, 2013	29,175,236	$61,182	$244,974	$460,351	$(5,969)	$(12,734)	$(1,209)	$746,595

Net income	—	—	—	53,462	—	—	—	53,462
Other comprehensive income	—	—	—	—	—	5,311	—	5,311

Comprehensive income	—	—	—	—	—	—	—	58,773
Common dividends declared ($0.66 per share)	—	—	—	(19,302)	—	—	—	(19,302)
Treasury shares acquired	(2,258)	—	49	—	(69)	—	—	(20)
Stock options exercised	68,143	—	(342)	—	2,116	—	—	1,774
Restricted stock granted	42,554	—	(1,321)	—	1,321	—	—	—
Stock compensation expense	—	—	964	—	—	—	—	964
Deferred benefits for directors- net	—	—	34	—	—	—	(34)	—

September 30, 2014	29,283,675	$61,182	$244,358	$494,511	$(2,601)	$(7,423)	$(1,243)	$788,784

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2015	2014
NET CASH PROVIDED BY OPERATING ACTIVITIES	$58,591	$70,215

INVESTING ACTIVITIES
Net increase in loans	(176,375)	(142,693)
Securities available-for-sale:
Proceeds from sales	570,739	4,819
Proceeds from maturities, prepayments and calls	233,756	169,094
Purchases of securities	(509,216)	(192,340)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	39,492	34,572
Purchases of securities	(297,692)	(33,153)
Proceeds from bank-owned life insurance	1,281	2,284
Cash paid to acquire a business, net of cash acquired	(28,551)	—
Purchases of premises and equipment – net	(6,936)	(4,409)

Net cash used in investing activities	(173,502)	(161,826)

FINANCING ACTIVITIES
(Decrease) increase in deposits	(99,569)	39,688
Proceeds from Federal Home Loan Bank borrowings	791,910	100,532
Repayment of Federal Home Loan Bank borrowings	(514,081)	(16,559)
Decrease in other short-term borrowings	(1,103)	(64,074)
Increase in federal funds purchased	—	30,000
Repayment of junior subordinated debt	(36,083)	—
Repurchase of common stock warrant	(2,247)	—
Dividends paid to common shareholders	(24,148)	(18,695)
Treasury shares (purchased) sold - net	(795)	1,587

Net cash provided by financing activities	113,884	72,479

Net decrease in cash and cash equivalents	(1,027)	(19,132)
Cash and cash equivalents at beginning of the period	94,002	95,551

Cash and cash equivalents at end of the period	$92,975	$76,419

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$19,166	$18,672
Income taxes paid	9,695	12,300
Transfers of loans to other real estate owned	1,029	1,832
Non-cash transactions related to ESB acquisition	(301,933)	—

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

Recent accounting pronouncements — In September 2015, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2015-16) that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2015, including interim periods with those fiscal years. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-07 related to disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and modifies certain disclosure requirements. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and requires retrospective adoption. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

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

In June 2014, the FASB issued ASU 2014-11 related to repurchase-to-maturity transactions, repurchase financing and disclosures. The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. WesBanco adopted the ASU in the first quarter of 2015. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

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

On the acquisition date, ESB had $1.9 billion in assets, excluding goodwill, which included $701.0 million in loans, and $486.9 million in securities. The ESB acquisition was valued at $339.0 million, based on WesBanco’s closing stock price on February 10, 2015 of $32.00, and resulted in WesBanco issuing 9,178,531 shares of its common stock and $45.0 million in cash and other assets in exchange for ESB common stock. The assets and liabilities of ESB were recorded on WesBanco’s balance sheet at their preliminary estimated fair values as of February 10, 2015, the acquisition date, and ESB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. ESB was merged into WesBanco and ESB Bank was merged into WesBanco Bank, Inc. (the “Bank”) on February 10, 2015. Based on a preliminary purchase price allocation, WesBanco recorded $169.7 million in goodwill and $5.3 million in core deposit intangibles in its community banking segment, representing the principal change in goodwill and intangibles from December 31, 2014. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of ESB, it is not practicable to determine the proforma results or revenue and net income included in WesBanco’s operating results relating to ESB since the date of acquisition because ESB has been fully integrated into WesBanco’s operations, and the operating results of ESB can therefore not be separately identified.

For the nine months ended September 30, 2015, WesBanco recorded merger-related expenses of $11.0 million associated with the ESB acquisition. In 2014 WesBanco recognized $1.3 million in merger-related expenses in connection with the ESB acquisition.

The purchase price of the ESB acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	February 10, 2015
Purchase Price:
Fair value of WesBanco shares issued, (net of equity issuance costs of $0.1 million)	$293,933
Cash consideration for outstanding ESB shares, options and restricted stock	37,036
Settlement of pre-existing loan to ESB	8,000

Total purchase price	$338,969

Fair value of:
Tangible assets acquired	$1,858,014
Core deposit and other intangible assets acquired	5,346
Liabilities assumed	(1,702,554)
Net cash received in the acquisition	8,485

Fair value of net assets acquired	169,291

Goodwill recognized	$169,678

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as WesBanco intends to finalize its accounting for the acquisition of ESB during 2015:

(unaudited, in thousands)	February 10, 2015
Assets
Cash and due from banks	$8,485
Securities	486,891
Loans	700,964
Goodwill and other intangible assets	175,023
Accrued income and other assets (1)	670,160

Total Assets	$2,041,523

Liabilities
Deposits	$1,246,992
Borrowings	433,454
Accrued expenses and other liabilities	22,108

Total liabilities	1,702,554

Purchase price	$338,969

(1)	Includes receivables of $560.7 million from the sale of available-for-sale securities prior to the acquisition date.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands, except shares and per share amounts)	2015	2014	2015	2014
Numerator for both basic and diluted earnings per common share:
Net income	$22,248	$18,166	$57,760	$53,462

Denominator:
Total average basic common shares outstanding	38,523,593	29,280,648	37,144,783	29,235,364
Effect of dilutive stock options and warrant	33,402	80,232	59,331	81,550

Total diluted average common shares outstanding	38,556,995	29,360,880	37,204,114	29,316,914

Earnings per common share - basic	$0.58	$0.62	$1.55	$1.83
Earnings per common share - diluted	$0.58	$0.62	$1.55	$1.82

All stock options outstanding were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, respectively, as all were considered dilutive.

On February 10, 2015, WesBanco issued 9,178,531 shares to complete its acquisition of ESB. These shares are included in average shares outstanding beginning on that date. For additional information relating to the ESB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30, 2015				December 31, 2014
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$79,390	$1,433	$(14)	$80,809	$86,964	$1,087	$(315)	$87,736
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,248,057	6,767	(4,376)	1,250,448	703,535	4,336	(6,758)	701,113
Obligations of states and political subdivisions	85,523	4,830	(44)	90,309	86,073	5,365	(5)	91,433
Corporate debt securities	127,201	318	(170)	127,349	25,974	141	(119)	25,996

Total debt securities	$1,540,171	$13,348	$(4,604)	$1,548,915	$902,546	$10,929	$(7,197)	$906,278
Equity securities	10,106	697	—	10,803	10,304	842	—	11,146

Total available-for-sale securities	$1,550,277	$14,045	$(4,604)	$1,559,718	$912,850	$11,771	$(7,197)	$917,424

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$161,495	$2,848	$(358)	$163,985	$79,004	$3,262	$(246)	$82,020
Obligations of states and political subdivisions	766,423	25,359	(1,336)	790,446	507,927	23,917	(1,043)	530,801
Corporate debt securities	29,434	183	(51)	29,566	6,739	106	(49)	6,796

Total held-to-maturity securities	$957,352	$28,390	$(1,745)	$983,997	$593,670	$27,285	$(1,338)	$619,617

Total securities	$2,507,629	$42,435	$(6,349)	$2,543,715	$1,506,520	$39,056	$(8,535)	$1,537,041

At September 30, 2015, and December 31, 2014, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2015. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	September 30, 2015
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Obligations of government agencies	$—	$20,000	$39,115	$21,694	$—	$80,809
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	1,250,448	1,250,448
Obligations of states and political subdivisions	7,286	26,827	33,021	23,175	—	90,309
Corporate debt securities	49,777	61,384	14,251	1,937	—	127,349
Equity securities (2)	—	—	—	—	10,803	10,803

Total available-for-sale securities	$57,063	$108,211	$86,387	$46,806	$1,261,251	$1,559,718

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$163,985	$163,985
Obligations of states and political subdivisions	1,863	34,159	342,764	411,660	—	790,446
Corporate debt securities	—	1,010	24,616	3,940	—	29,566

Total held-to-maturity securities	$1,863	$35,169	$367,380	$415,600	$163,985	$983,997

Total securities	$58,926	$143,380	$453,767	$462,406	$1,425,236	$2,543,715

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $957.4 million.

Securities with aggregate fair values of $1.1 billion and $706.5 million at September 30, 2015 and December 31, 2014, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $570.7 million, primarily due to the ESB portfolio restructuring, and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively. Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income net of tax, as of September 30, 2015 and December 31, 2014 were $6.0 million and $2.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of securities for the three and nine months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2015	2014	2015	2014
Gross realized gains	$48	$602	$74	$967
Gross realized losses	(1)	(21)	(5)	(211)

Net realized gains (losses)	$47	$581	$69	$756

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$12,986	$(14)	2	$—	$—	—	$12,986	$(14)	2
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	430,580	(1,753)	73	145,652	(2,981)	31	576,232	(4,734)	104
Obligations of states and political subdivisions	120,249	(941)	166	20,601	(439)	30	140,850	(1,380)	196
Corporate debt securities	71,958	(172)	22	1,937	(49)	1	73,895	(221)	23

Total temporarily impaired securities	$635,773	$(2,880)	263	$168,190	$(3,469)	62	$803,963	$(6,349)	325

	December 31, 2014
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$19,362	$(77)	5	$19,757	$(238)	4	$39,119	$(315)	9
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	78,786	(386)	19	240,055	(6,618)	43	318,841	(7,004)	62
Obligations of states and political subdivisions	12,615	(96)	15	61,548	(952)	93	74,163	(1,048)	108
Corporate debt securities	2,969	(31)	1	4,573	(137)	2	7,542	(168)	3

Total temporarily impaired securities	$113,732	$(590)	40	$325,933	$(7,945)	142	$439,665	$(8,535)	182

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $39.5 million and $11.6 million at September 30, 2015 and December 31, 2014, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $1.4 million and $2.4 million at September 30, 2015 and December 31, 2014, respectively.

(unaudited, in thousands)	September 30, 2015	December 31, 2014
Commercial real estate:
Land and construction	$326,754	$262,643
Improved property	1,856,584	1,682,817

Total commercial real estate	2,183,338	1,945,460

Commercial and industrial	725,730	638,410
Residential real estate	1,243,630	928,770
Home equity	403,387	330,031
Consumer	394,557	244,095

Total portfolio loans	4,950,642	4,086,766

Loans held for sale	10,765	5,865

Total loans	$4,961,407	$4,092,631

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Nine Months Ended September 30, 2015 and 2014
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2014:
Allowance for loan losses	$5,654	$17,573	$9,063	$5,382	$2,329	$4,078	$575	$44,654
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total beginning allowance for credit losses	5,848	17,583	9,175	5,391	2,419	4,118	575	45,109

Provision for credit losses:
Provision for loan losses	(826)	977	2,434	325	1,320	922	441	5,593
Provision for loan commitments	9	11	137	—	19	(1)	—	175

Total provision for credit losses	(817)	988	2,571	325	1,339	921	441	5,768

Charge-offs	—	(3,964)	(2,267)	(1,482)	(1,124)	(1,968)	(610)	(11,415)
Recoveries	1	661	356	472	161	968	173	2,792

Net charge-offs	1	(3,303)	(1,911)	(1,010)	(963)	(1,000)	(437)	(8,623)

Balance at September 30, 2015:
Allowance for loan losses	4,829	15,247	9,586	4,697	2,686	4,000	579	41,624
Allowance for loan commitments	203	21	249	9	109	39	—	630

Total ending allowance for credit losses	$5,032	$15,268	$9,835	$4,706	$2,795	$4,039	$579	$42,254

Balance at December 31, 2013:
Allowance for loan losses	$6,056	$18,157	$9,925	$5,673	$2,017	$5,020	$520	$47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total beginning allowance for credit losses	6,357	18,219	10,055	5,678	2,102	5,039	520	47,970

Provision for credit losses:
Provision for loan losses	(812)	(403)	1,357	1,867	860	1,066	660	4,595
Provision for loan commitments	(35)	(42)	(6)	1	12	1	—	(69)

Total provision for credit losses	(847)	(445)	1,351	1,868	872	1,067	660	4,526

Charge-offs	—	(1,696)	(2,632)	(2,025)	(591)	(2,326)	(577)	(9,847)
Recoveries	—	457	1,058	339	94	782	183	2,913

Net charge-offs	—	(1,239)	(1,574)	(1,686)	(497)	(1,544)	(394)	(6,934)

Balance at September 30, 2014:
Allowance for loan losses	5,244	16,515	9,708	5,854	2,380	4,542	786	45,029
Allowance for loan commitments	266	20	124	6	97	20	—	533

Total ending allowance for credit losses	$5,510	$16,535	$9,832	$5,860	$2,477	$4,562	$786	$45,562

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over-draft	Total
September 30, 2015
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$1,152	$1,498	$—	$—	$—	$—	$2,650
Allowance for loans collectively evaluated for impairment	4,829	14,095	8,088	4,697	2,686	4,000	579	38,974
Allowance for loan commitments	203	21	249	9	109	39	—	630

Total allowance for credit losses	$5,032	$15,268	$9,835	$4,706	$2,795	$4,039	$579	$42,254

Portfolio loans:
Individually evaluated for impairment (1)	$873	$12,468	$4,884	$—	$—	$—	$—	$18,225
Collectively evaluated for impairment	325,881	1,844,116	720,846	1,243,630	403,387	394,557	—	4,932,417

Total portfolio loans	$326,754	$1,856,584	$725,730	$1,243,630	$403,387	$394,557	$—	$4,950,642

December 31, 2014
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$2,765	$1,033	$—	$—	$—	$—	$3,798
Allowance for loans collectively evaluated for impairment	5,654	14,808	8,030	5,382	2,329	4,078	575	40,856
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total allowance for credit losses	$5,848	$17,583	$9,175	$5,391	$2,419	$4,118	$575	$45,109

Portfolio loans:
Individually evaluated for impairment (1)	$—	$11,469	$2,844	$—	$—	$—	$—	$14,313
Collectively evaluated for impairment	262,643	1,671,348	635,566	928,770	330,031	244,095	—	4,072,453

Total portfolio loans	$262,643	$1,682,817	$638,410	$928,770	$330,031	$244,095	$—	$4,086,766

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2015
Pass	$316,128	$1,807,011	$704,472	$2,827,611
Criticized - compromised	8,170	13,895	10,188	32,253
Classified - substandard	2,456	35,678	11,070	49,204
Classified - doubtful	—	—	—	—

Total	$326,754	$1,856,584	$725,730	$2,909,068

As of December 31, 2014
Pass	$257,218	$1,627,771	$617,742	$2,502,731
Criticized - compromised	3,645	17,873	12,770	34,288
Classified - substandard	1,780	37,173	7,898	46,851
Classified - doubtful	—	—	—	—

Total	$262,643	$1,682,817	$638,410	$2,583,870

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $15.4 million at September 30, 2015 and $15.2 million at December 31, 2014, of which $2.8 and $2.2 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

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

In conjunction with the ESB acquisition, WesBanco acquired loans with a book value of $716.2 million. These loans were recorded at their fair value of $701.0 million, with $690.1 million categorized as performing. The fair market value adjustment on performing loans of $10.0 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the performing loans.

Loans acquired with deteriorated credit quality with a book value of $16.1 million and contractually required payments of $21.8 million were recorded at their estimated fair value of $10.9 million. The accretable yield on the acquired impaired loans was estimated at $1.9 million at the acquisition date with $1.4 million remaining at September 30, 2015. For the nine months ended September 30, 2015 accretion recognized in interest income on acquired impaired loans was $0.5 million. The balance of loans acquired with deteriorated credit quality at September 30, 2015, was $9.6 million, of which $8.3 million were categorized as non-accrual and $1.3 million were categorized as accruing TDRs, while the non-accretable difference was $9.0 million. At September 30, 2015 no allowance for loan losses has been recognized related to the acquired impaired loans.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of September 30, 2015
Commercial real estate:
Land and construction	$322,921	$—	$14	$3,819	$3,833	$326,754	$2,528
Improved property	1,844,067	2,066	1,887	8,564	12,517	1,856,584	—

Total commercial real estate	2,166,988	2,066	1,901	12,383	16,350	2,183,338	2,528
Commercial and industrial	723,414	79	178	2,059	2,316	725,730	769
Residential real estate	1,230,877	1,419	3,031	8,303	12,753	1,243,630	1,888
Home equity	398,446	2,154	376	2,411	4,941	403,387	516
Consumer	389,776	3,342	971	468	4,781	394,557	378

Total portfolio loans	4,909,501	9,060	6,457	25,624	41,141	4,950,642	6,079
Loans held for sale	10,765	—	—	—	—	10,765	—

Total loans	$4,920,266	$9,060	$6,457	$25,624	$41,141	$4,961,407	$6,079

Impaired loans included above are as follows:
Non-accrual loans	$19,854	$855	$1,530	$19,055	$21,440	$41,294
TDRs accruing interest (1)	10,830	503	207	490	1,200	12,030

Total impaired	$30,684	$1,358	$1,737	$19,545	$22,640	$53,324

As of December 31, 2014
Commercial real estate:
Land and construction	$261,356	$20	$—	$1,267	$1,287	$262,643	$71
Improved property	1,665,363	961	4,772	11,721	17,454	1,682,817	—

Total commercial real estate	1,926,719	981	4,772	12,988	18,741	1,945,460	71
Commercial and industrial	634,482	1,834	240	1,854	3,928	638,410	22
Residential real estate	915,968	1,237	3,384	8,181	12,802	928,770	1,306
Home equity	325,291	1,877	895	1,968	4,740	330,031	570
Consumer	240,365	2,571	685	474	3,730	244,095	319

Total portfolio loans	4,042,825	8,500	9,976	25,465	43,941	4,086,766	2,288
Loans held for sale	5,865	—	—	—	—	5,865	—

Total loans	$4,048,690	$8,500	$9,976	$25,465	$43,941	$4,092,631	$2,288

Impaired loans included above are as follows:
Non-accrual loans	$7,562	$2,884	$5,552	$22,820	$31,256	$38,818
TDRs accruing interest (1)	11,016	151	542	357	1,050	12,066

Total impaired	$18,578	$3,035	$6,094	$23,177	$32,306	$50,884

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

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

Acquired loans that have experienced a deterioration of credit quality from origination to acquisition for which it is probable that WesBanco will be unable to collect all contractually-required payments receivable, including both principal and interest, are considered impaired.

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2015			December 31, 2014
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,485	$2,319	$—	$1,588	$1,488	$—
Improved property	24,277	17,234	—	16,480	14,684	—
Commercial and industrial	3,608	2,924	—	3,152	2,597	—
Residential real estate	18,736	17,048	—	20,077	18,544	—
Home equity	3,689	3,310	—	2,890	2,663	—
Consumer	1,421	1,095	—	1,287	1,086	—

Total impaired loans without a specific allowance	54,216	43,930	—	45,474	41,062	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	5,719	4,510	1,152	7,980	7,980	2,765
Commercial and industrial	6,188	4,884	1,498	1,842	1,842	1,033

Total impaired loans with a specific allowance	11,907	9,394	2,650	9,822	9,822	3,798

Total impaired loans	$66,123	$53,324	$2,650	$55,296	$50,884	$3,798

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,414	$12	$1,749	$11	$2,198	$30	$2,099	$26
Improved property	19,118	245	17,672	169	18,850	708	18,415	322
Commercial and industrial	3,193	37	4,071	(2)	2,854	99	3,802	87
Residential real estate	17,508	200	18,337	219	18,173	665	18,900	610
Home equity	3,153	34	2,191	13	2,896	75	2,279	48
Consumer	1,142	27	1,087	26	1,176	73	1,131	72

Total impaired loans without a specific allowance	46,528	555	45,107	436	46,147	1,650	46,626	1,165

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved property	6,011	(56)	2,269	109	6,617	—	1,499	113
Commercial and industrial	4,707	63	1,938	27	3,256	200	2,134	68

Total impaired loans with a specific allowance	10,718	7	4,207	136	9,873	200	3,633	181

Total impaired loans	$57,246	$562	$49,314	$572	$56,020	$1,850	$50,259	$1,346

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	September 30,	December 31,
(unaudited, in thousands)	2015	2014
Commercial real estate:
Land and construction	$1,369	$1,488
Improved property	19,732	20,227

Total commercial real estate	21,101	21,715

Commercial and industrial	7,591	4,110
Residential real estate	9,331	10,329
Home equity	2,643	1,923
Consumer	628	741

Total	$41,294	$38,818

(1)	Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	September 30, 2015			December 31, 2014
(unaudited, in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial real estate:
Land and construction	$950	$509	$1,459	$—	$464	$464
Improved property	2,012	9,615	11,627	2,437	1,850	4,287

Total commercial real estate	2,962	10,124	13,086	2,437	2,314	4,751

Commercial and industrial	217	242	459	329	478	807
Residential real estate	7,717	1,826	9,543	8,215	2,074	10,289
Home equity	667	271	938	740	245	985
Consumer	467	198	665	345	309	654

Total	$12,030	$12,661	$24,691	$12,066	$5,420	$17,486

As of September 30, 2015, there were two TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

Total TDRs at September 30, 2015 include $9.3 million from the ESB acquisition with $1.3 million accruing and $8.0 million on non-accrual.

The following table presents details related to loans identified as TDRs during the three and nine months ended September 30, 2015 and 2014, respectively:

	New TDRs (1)
	For the Three Months Ended
	September 30, 2015			September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	1	$13	$12	—	$—	$—
Improved Property	—	—	—	2	475	465

Total commercial real estate	1	13	12	2	475	465

Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	1	112	112
Home equity	—	—	—	1	58	57
Consumer	—	—	—	2	52	50

Total	1	$13	$12	6	$697	$684

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Nine Months Ended
	September 30, 2015			September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	8	$1,065	$1,002	—	$—	$—
Improved property	7	9,336	8,541	4	692	664

Total commercial real estate	15	10,401	9,543	4	692	664

Commercial and industrial	2	42	50	—	—	—
Residential real estate	8	466	447	5	286	278
Home equity	1	7	6	1	59	57
Consumer	19	279	267	12	191	163

Total	45	$11,195	$10,313	22	$1,228	$1,162

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following tables summarize TDRs which defaulted (defined as past due 90 days) during the three and nine months ended September 30, 2015 and 2014, respectively, that were restructured within the last twelve months prior to September 30, 2015 and 2014, respectively:

Defaulted TDRs (1)
For the Three Months Ended
	September 30, 2015		September 30, 2014
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	1	20	—	—

Total	1	$20	—	$—

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2015 and 2014, respectively.

	Defaulted TDRs (1)
	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	—	—	1	45
Home equity	1	42	—	—
Consumer	1	20	—	—

Total	2	$62	1	$45

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2015 and 2014, respectively.

TDRs that defaulted during the nine month period that were restructured within the last twelve months represented less than 1.0% of the total TDR balance at September 30, 2015. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At September 30, 2015, the loans in the table above were not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	September 30,	December 31,
(unaudited, in thousands)	2015	2014
Other real estate owned	$5,967	$4,920
Repossessed assets	95	162

Total other real estate owned and repossessed assets	$6,062	$5,082

Residential real estate included in other real estate owned at September 30, 2015 and December 31, 2014 was $2.0 million and $0.6 million, respectively. At September 30, 2015, formal foreclosure proceedings were in process on residential real estate loans totaling $3.8 million.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2015	2014	2015	2014
Service cost – benefits earned during year	$846	$734	$2,509	$2,176
Interest cost on projected benefit obligation	1,228	1,196	3,643	3,549
Expected return on plan assets	(1,950)	(1,822)	(5,785)	(5,407)
Amortization of prior service cost	7	11	19	33
Amortization of net loss	801	370	2,378	1,100

Net periodic pension cost	$932	$489	$2,764	$1,451

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $3.1 million was due for 2015 which could have been offset by the Plan’s $34.9 million available credit balance. A voluntary contribution of $3.5 million was made in June 2015.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014:

		September 30, 2015
		Fair Value Measurements Using:
(unaudited, in thousands)	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$80,809	$—	$80,809	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,250,448	—	1,250,448	—
Obligations of state and political subdivisions	90,309	—	90,309	—
Corporate debt securities	127,349	—	127,349	—
Equity securities	10,803	7,844	2,959	—

Total securities - available-for-sale	$1,559,718	$7,844	$1,551,874	$—

Total recurring fair value measurements	$1,559,718	$7,844	$1,551,874	$—

Nonrecurring fair value measurements
Impaired loans	$6,744	$—	$—	$6,744
Other real estate owned and repossessed assets	6,062	—	—	6,062
Loans held for sale	10,765	—	10,765	—

Total nonrecurring fair value measurements	$23,571	$—	$10,765	$12,806

		December 31, 2014
		Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities - available-for-sale
Obligations of government agencies	$87,736	$—	$87,736	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	701,113	—	701,113	—
Obligations of state and political subdivisions	91,433	—	91,433	—
Corporate debt securities	25,996	—	25,996	—
Equity securities	11,146	8,440	2,706	—

Total securities - available-for-sale	$917,424	$8,440	$908,984	$—

Total recurring fair value measurements	$917,424	$8,440	$908,984	$—

Nonrecurring fair value measurements
Impaired loans	$6,024	$—	$—	$6,024
Other real estate owned and repossessed assets	5,082	—	—	5,082
Loans held for sale	5,865	—	5,865	—

Total nonrecurring fair value measurements	$16,971	$—	$5,865	$11,106

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the nine months ended September 30, 2015 or 2014.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2015:
Impaired loans	$6,744	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (39.1%) / (20.3%)
			Liquidation expenses (2)	(3.1%) to (8.0%) / (6.9%)
Other real estate owned and repossessed assets	6,062	Appraisal of collateral (1), (3)
December 31, 2014:
Impaired loans	$6,024	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (39.7%) / (6.7%)
			Liquidation expenses (2)	(1.2%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,082	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at September 30, 2015
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$92,975	$92,975	$92,975	$—	$—
Securities available-for-sale	1,559,718	1,559,718	7,844	1,551,874	—
Securities held-to-maturity	957,352	983,997	—	983,280	717
Net loans	4,909,018	4,849,478	—	—	4,849,478
Loans held for sale	10,765	10,765	—	10,765	—
Accrued interest receivable	27,000	27,000	27,000	—	—
Bank-owned life insurance	155,894	155,894	155,894	—	—

Financial Liabilities
Deposits	6,193,902	6,203,633	4,563,012	1,640,621	—
Federal Home Loan Bank borrowings	893,117	895,641	—	895,641	—
Other borrowings	84,587	84,590	81,744	2,846	—
Junior subordinated debt	106,196	76,865	—	76,865	—
Accrued interest payable	2,832	2,832	2,832	—	—

			Fair Value Measurements at December 31, 2014
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$94,002	$94,002	$94,002	$—	$—
Securities available-for-sale	917,424	917,424	8,440	908,984	—
Securities held-to-maturity	593,670	619,617	—	618,895	722
Net loans	4,042,112	4,047,648	—	—	4,047,648
Loans held for sale	5,865	5,865	—	5,865	—
Accrued interest receivable	18,481	18,481	18,481	—	—
Bank-owned life insurance	123,298	123,298	123,298	—	—

Financial Liabilities
Deposits	5,048,983	5,056,828	3,743,887	1,312,941	—
Federal Home Loan Bank borrowings	223,126	225,456	—	225,456	—
Other borrowings	80,690	80,696	77,534	3,162	—
Junior subordinated debt	106,176	79,212	—	79,212	—
Accrued interest payable	1,620	1,620	1,620	—	—

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

NOTE 8. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014 is as follows:

	Accumulated Other Comprehensive Income (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for- Sale to Held-to-Maturity	Total
Balance at December 31, 2014	$(22,776)	$2,892	$1,059	$(18,825)

Other comprehensive income before reclassifications	—	3,105	—	3,105
Amounts reclassified from accumulated other comprehensive income	1,493	(20)	(199)	1,274

Period change	1,493	3,085	(199)	4,379

Balance at September 30, 2015	$(21,283)	$5,977	$860	$(14,446)

Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

Other comprehensive income before reclassifications	—	5,344	—	5,344
Amounts reclassified from accumulated other comprehensive income	716	(525)	(224)	(33)

Period change	716	4,819	(224)	5,311

Balance at September 30, 2014	$(7,250)	$(1,307)	$1,134	$(7,423)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2015	2014	2015	2014
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(11)	$(583)	$(32)	$(831)	Net securities gains (Non-interest income)
Related income tax expense	4	214	12	306	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(7)	(369)	(20)	(525)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(104)	(84)	(317)	(354)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	38	31	118	130	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(66)	(53)	(199)	(224)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	808	382	2,397	1,134	Employee benefits (Non-interest expense)
Related income tax benefit	(296)	(140)	(904)	(418)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	512	242	1,493	716

Total reclassifications for the period	$439	$(180)	$1,274	$(33)

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.6 million and $0.5 million as of September 30, 2015 and December 31, 2014, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both September 30, 2015 and December 31, 2014.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2015	2014
Lines of credit	$1,162,715	$984,352
Loans approved but not closed	283,912	116,757
Overdraft limits	106,025	95,965
Letters of credit	27,605	23,362
Contingent obligations to purchase loans funded by other entities	9,256	8,312

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.7 billion and $3.8 billion at September 30, 2015 and 2014, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended September 30, 2015:
Interest income	$66,935	$—	$66,935
Interest expense	6,326	—	6,326

Net interest income	60,609	—	60,609
Provision for credit losses	1,798	—	1,798

Net interest income after provision for credit losses	58,811	—	58,811
Non-interest income	13,060	5,126	18,186
Non-interest expense	44,039	2,942	46,981

Income before provision for income taxes	27,832	2,184	30,016
Provision for income taxes	6,894	874	7,768

Net income	$20,938	$1,310	$22,248

For the Three Months ended September 30, 2014:
Interest income	$54,303	$—	$54,303
Interest expense	5,692	—	5,692

Net interest income	48,611	—	48,611
Provision for credit losses	1,478	—	1,478

Net interest income after provision for credit losses	47,133	—	47,133
Non-interest income	11,558	5,096	16,654
Non-interest expense	36,292	2,971	39,263

Income before provision for income taxes	22,399	2,125	24,524
Provision for income taxes	5,508	850	6,358

Net income	$16,891	$1,275	$18,166

For the Nine Months ended September 30, 2015:
Interest income	$194,052	$—	$194,052
Interest expense	17,685	—	17,685

Net interest income	176,367	—	176,367
Provision for credit losses	5,768	—	5,768

Net interest income after provision for credit losses	170,599	—	170,599
Non-interest income	37,785	16,655	54,440
Non-interest expense	137,903	9,126	147,029

Income before provision for income taxes	70,481	7,529	78,010
Provision for income taxes	17,238	3,012	20,250

Net income	$53,243	$4,517	$57,760

For the Nine Months ended September 30, 2014:
Interest income	$161,805	$—	$161,805
Interest expense	17,562	—	17,562

Net interest income	144,243	—	144,243
Provision for credit losses	4,526	—	4,526

Net interest income after provision for credit losses	139,717	—	139,717
Non-interest income	35,990	15,954	51,944
Non-interest expense	110,485	9,176	119,661

Income before provision for income taxes	65,222	6,778	72,000
Provision for income taxes	15,827	2,711	18,538

Net income	$49,395	$4,067	$53,462

Total non-fiduciary assets of the trust and investment services segment were $3.6 million and $4.0 million at September 30, 2015 and 2014, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and nine months ended September 30, 2015. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2014 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarters ended March 31 and June 30, 2015, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company with total assets of approximately $8.5 billion, operating through 141 branches, one loan production office and 129 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On February 10, 2015, WesBanco completed the acquisition of ESB, a Pennsylvania savings bank holding company headquartered in Ellwood City, Lawrence County, northwest of Pittsburgh, PA, with approximately $2.0 billion in assets and 23 offices in four southwestern PA counties, three of which were in the Pittsburgh Metropolitan Statistical Area (“MSA”). The transaction expanded WesBanco’s franchise in western Pennsylvania from 16 to 38 offices with approximately $1.7 billion in total deposits. ESB’s results were included in WesBanco’s results from the date of the consummation of the merger.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2015 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2014 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended September 30, 2015 was $22.2 million, while diluted earnings per share were $0.58, compared to $18.2 million or $0.62 per diluted share for the third quarter of 2014. Net income for the first nine months of 2015 was $57.8 million or $1.55 per diluted share compared to $53.5 million or $1.82 per diluted share for the same period of 2014. For the nine month period ending September 30, 2015, net income excluding after-tax merger-related expenses of $7.2 million, increased 21.5% to $64.9 million (non-GAAP measure) compared to $53.5 million for the same period in 2014, while diluted earnings per share, excluding after-tax merger-related expenses, totaled $1.75 (non-GAAP measure), compared to $1.82 per share for the same 2014 period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$22,368	$0.58	$18,166	$0.62	$64,931	$1.75	$53,462	$1.82
Less: After tax merger-related expenses	(120)	—	—	—	(7,171)	(0.20)	—	—

Net income (GAAP)	$22,248	$0.58	$18,166	$0.62	$57,760	$1.55	$53,462	$1.82

(1)	The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $12.0 million or 24.7% in the third quarter of 2015 compared to the third quarter of 2014 due to a 33.3% increase in average earning assets, primarily through the acquisition, and through a 6.3% increase in average loan balances, exclusive of ESB, partially offset by a 22 basis point decrease in the net interest margin. Year-to-date, net interest income increased $32.1 million or 22.3%. The net interest margin decreased to 3.36% in the third quarter compared to 3.58% in the same quarter of 2014. The decrease in the net interest margin is primarily due to a 41 basis point decline in the average rate earned on securities due to lower yields on ESB’s retained securities portfolio and other purchased securities, while rates on loans decreased by 15 basis points due to repricing of existing loans and competitive pricing on new loans. The lower rates were due to the low interest rate environment and were somewhat mitigated by a reduction in funding costs of 9 basis points. In addition, the aforementioned loan growth improves asset yields as the average rate on loans is higher than the average rate on securities. Funding costs continued to decrease in 2015 as a result of a 31 basis point decrease in the average rate on CDs as higher-rate CDs matured. Overall, average deposits increased by 21.9% in the third quarter of 2015 compared to the same quarter of 2014 with a decrease in total rate of 10 basis points on interest bearing deposits. To replace funding from runoff of higher cost CDs, increased average FHLB borrowings of intermediate terms in the first nine months of 2015 resulted in an increase in the third quarter cost of FHLB borrowings by 11 basis points compared to the third quarter of 2014. The decline in the net interest margin is also due to asset and liability mix shifts post-ESB, with a greater percentage of lower-yielding investment securities and a greater percentage of CDs versus lower-cost deposit types. Compared to the second quarter of 2015, margin compression resulted primarily due to repricing of existing loans and competitive pricing on new loans. Year-to-date the net interest margin decreased to 3.44% from 3.62% in the same period of 2014, as a result of changes to individual balances and rates similar to the third quarter.

The provision for credit losses was $1.8 million in the third quarter of 2015 compared to $1.5 million in the same quarter of 2014. Year-to-date, the provision was $5.8 million compared to $4.5 million for 2014. Net charge-offs for the first nine months of 2015 were $8.6 million or 0.24% of average portfolio loans compared to $6.9 million for the same period of 2014, also representing 0.24% of average portfolio loans. The increase in charge-offs was primarily due to two non-energy industry-related commercial credits placed on nonaccrual and charged-down by $2.5 million. However, other credit metrics continue to improve overall.

For the third quarter of 2015, non-interest income increased $1.5 million or 9.2% compared to the third quarter of 2014. Service charges on deposits increased $0.3 million or 6.1% from the addition of ESB and an overall higher fee schedule. Electronic banking fees increased $0.6 million or 17.8% from increases in transaction volume. Net securities brokerage revenue increased by $0.3 million or 17.3% through the addition of support and sales staff in several regions. Net gains on sales of mortgage loans increased $0.2 million or 41.6% from increases in originations and a larger percentage of originations being sold into the secondary market. Net losses on other real estate owned and other assets improved by $1.1 million due to a $1.4 million charge in the third quarter of 2014 relating to the prepayment of a repurchase agreement with another bank. These increases were partially offset by a decrease in net securities gains of $0.5 million and lower other service fee income, primarily customer loan swap fees. For the first nine months of 2015, non-interest income increased by $2.5 million or 4.8%, reflecting similar trends as in the third quarter, while trust fees increased $0.7 million or 4.4% for the year-to-date period from higher fees and customer development initiatives.

In the third quarter of 2015, net revenue growth of 20.7% outpaced non-interest expense growth of 19.2%, excluding merger-related expenses of $0.2 million, compared to the third quarter of 2014. As a result, the efficiency ratio (net of merger-related expenses) improved in the current quarter to 57.6% from 58.5% in the third quarter of 2014. Overall non-interest expense increased $7.7 million in the third quarter, principally from the acquisition which increased assets by $2.0 billion and added 23 offices to our branch network, and $0.2 million of merger-related expenses. Salaries and wages increased $2.5 million or 14.4%, due to an increase in average full-time equivalent employees from the merger, increased stock compensation costs and routine annual adjustments to compensation, partially offset by increased deferrals of compensation costs on new loan originations. Employee benefits expense increased $1.0 million or 19.3%, primarily from increased pension, health insurance, social security contributions and other benefit plan costs. Net occupancy increased $0.6 million principally due to increased building-related costs including utilities, lease expense, and depreciation. Equipment costs increased $0.9 million related to continuous improvements in computer system infrastructure, and origination and customer support systems. Amortization of intangible assets increased $0.3 million from additional ESB intangible assets, primarily related to core deposits. Year-to-date through September 30, 2015, non-interest expense for the combined company increased by $16.3 million or 13.7%, excluding merger-related expenses, compared to the first nine months of 2014, reflecting factors similar to the three month period.

The provision for federal and state income taxes increased to $20.3 million in 2015 compared to $18.5 million in the first nine months of 2014. The increase in income tax expense was due to an increase in pre-tax income, partially offset by a $0.5 million benefit relating to the completion of an IRS audit which closed the 2011 and 2012 tax years, which resulted in an effective tax rate of 26.0% for 2015 compared to 25.8% for 2014.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2015	2014	2015	2014
Net interest income	$60,609	$48,611	$176,367	$144,243
Taxable equivalent adjustments to net interest income	2,442	1,838	6,526	5,511

Net interest income, fully taxable equivalent	$63,051	$50,449	$182,893	$149,754

Net interest spread, non-taxable equivalent	3.15%	3.34%	3.24%	3.38%
Benefit of net non-interest bearing liabilities	0.08%	0.11%	0.08%	0.11%

Net interest margin	3.23%	3.45%	3.32%	3.49%
Taxable equivalent adjustment	0.13%	0.13%	0.12%	0.13%

Net interest margin, fully taxable equivalent	3.36%	3.58%	3.44%	3.62%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $12.0 million or 24.7% in the third quarter of 2015 compared to the third quarter of 2014 due to a 33.3% increase in average earning assets, primarily from the acquisition, and through a 6.3% increase in average loan balances, exclusive of ESB, partially offset by a 22 basis point decrease in the net interest margin. Year-to-date, net interest income increased $32.1 million or 22.3%. Average loan balances increased by $950.6 million or 23.9% from the third quarter of 2014, of which $228.0 million of the increase was from organic loan growth. Total average deposits increased by $1.1 billion or 21.9% as all major categories within deposits increased. Excluding the ESB acquisition, average certificates of deposit, which have the highest interest cost among interest bearing deposits, decreased by $214.3 million or 15.4%, while all other deposit types increased by $181.0 million or 4.8%. These lower-cost and non-interest bearing deposit increases were the result of marketing campaigns, customer incentives, wealth management and business initiatives as well as deposits from Marcellus and Utica shale gas bonus and royalty payments. The net interest margin decreased to 3.36% in the third quarter of 2015 compared to 3.58% in the same quarter of 2014, primarily due to a 41 basis point decline in the average rate earned on securities due to lower yields on ESB’s retained securities portfolio and other purchased securities, while rates on loans decreased by 15 basis points. The decrease in the margin is also due to asset and liability mix shifts post-ESB, with a greater percentage of lower-yielding investment securities and a greater percentage of CDs versus lower-cost deposit types. Year-to-date the net interest margin decreased to 3.44% from 3.62% in the same period of 2014, as a result of changes to individual balances and rates similar to the third quarter. The cost of funds continued to improve, declining 9 basis points from the third quarter of 2014 due primarily to a 31 basis point decrease in the average rate on CDs, increases in the percentage of lower-cost and non-interest bearing deposit balances to total deposits and lower rates on other borrowings. Excluding accretion of various purchase accounting adjustments related to recent acquisitions and the interest recognized on a tax refund in 2014, the net interest margin would have been 3.26% and 3.34% in the third quarter and year-to-date periods of 2015, respectively, compared to 3.54% and 3.56% for the same periods of 2014.

Interest income increased in the third quarter of 2015 by $12.6 million or 23.3% and by $32.2 million or 19.9% in the first nine months of 2015 compared to the same periods in 2014 due to higher average balances of earning assets acquired both in the ESB acquisition and organically, partially offset by lower yields on loans and on the investment portfolio. Rates decreased 15 basis points in the third quarter on average loan balances from reduced rates on acquired, newly-originated and contractually-repricing assets due to the necessity of offering lower rates on quality credits in an increasingly competitive and low interest rate environment. However, the increase in average loan balances helped to mitigate the effect of the lower rates, as rates earned on loans are higher than those on securities. In the third quarter of 2015, average loans represented 66.1% of average earning assets, decreasing from 71.1% in the same quarter of 2014 due to the acquired ESB loan portfolio being smaller than the acquired investment portfolio. Total securities yields decreased by 41 basis points in the third quarter of 2015 from the same period in 2014 due to lower yields on ESB’s retained securities portfolio and other purchased securities at current lower available interest rates. The former ESB securities portfolio was also restructured and not fully invested until June which accounted for approximately $0.8 million in potential interest income. Within the investment portfolio, the average rate declined on taxable and tax-exempt securities by 30 and 74 basis points, respectively, from the third quarter of 2014. The average balance of tax-exempt securities, which provide the highest yield within securities, increased $223.1 million or 55.0% over the last year, but were only 25.3% of total average securities in the third quarter of 2015 compared to 25.6% in the third quarter of 2014, further contributing to the overall lower yield on total securities. Taxable securities balances increased by $678.9 million or 57.7% from the third quarter of 2014 as a significant portion of the acquired securities consisted of 10-15 year residential mortgage pools. Shorter-term mortgage pools reduce the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgeable securities.

Portfolio loans increased $918.9 million in the twelve months ended September 30, 2015 with $701.0 million from the ESB acquisition and $217.9 million from loan growth exclusive of ESB as originations continued to outpace paydowns. Organic loan growth from December 31, 2014, annualized, was 5.3%, primarily due to $1.3 billion in loan originations for the first nine months of 2015 compared to $1.0 billion for the first nine months of last year. Loan growth occurred in all major categories with approximately 30.0% of the growth in commercial and industrial loans. Loan growth was driven by increased business activity, additional commercial and residential lending personnel in our urban markets, focused marketing efforts, and continued improvement in loan origination processes.

Interest expense increased $0.6 million or 11.1% in the third quarter of 2015 and, despite the acquisition of ESB’s deposits of $1.2 billion, only increased $0.1 million or 0.7% in the first nine months of 2015 compared to the same periods in 2014. The increases in the third quarter and first nine month periods were due to an increase in the average balance of FHLB borrowings, generally short to medium term, offset somewhat by a continued reduction in the rate paid on other interest bearing liabilities. Total average interest bearing liabilities increased $1.5 billion or 33.8% in the third quarter due to deposits from the ESB acquisition, increased organic deposits and increased FHLB borrowings. The average rate paid on interest bearing liabilities decreased 9 basis points in the third quarter of 2015 compared to the same period in 2014. Rates paid on overall interest bearing deposits declined by 10 basis points to 0.31% in the third quarter predominantly due to a 31 basis point decline in rates on certificates of deposit from maturities of higher-rate CDs, combined with management reducing offered rates and the repricing of acquired CDs through purchase accounting on the acquisition date at lower market rates. The rates paid on other deposit types remained nearly unchanged in the third quarter and year-to-date periods. Changes in the deposit funding mix somewhat offset the decrease in the rates paid, with average certificates of deposit increasing to 27.3% of total average deposits compared to 27.1% in the third quarter of last year, due exclusively to the acquisition of ESB. WesBanco continues to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificate of deposit customers. To replace funding from the runoff of higher cost CDs, the average balance of FHLB borrowings increased in the third quarter by $616.0 million or 445.8% from the same period of 2014 and was 12.7% of total interest bearing liabilities as compared to 3.1% in the same period of 2014. Due to a shift in the term length of new FHLB borrowings from short to medium, the average rate increased in the third quarter by 11 basis points compared to the same period in 2014.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks - interest bearing	$10,448	0.19%	$20,064	0.24%	$16,754	0.17%	$31,668	0.23%
Loans, net of unearned income (1)	4,933,840	4.17%	3,983,285	4.32%	4,789,807	4.24%	3,919,006	4.39%
Securities: (2)
Taxable	1,854,679	2.21%	1,175,750	2.51%	1,719,438	2.23%	1,164,693	2.52%
Tax-exempt (3)	628,475	4.44%	405,338	5.18%	542,700	4.58%	403,970	5.20%

Total securities	2,483,154	2.78%	1,581,088	3.19%	2,262,138	2.80%	1,568,663	3.21%
Other earning assets (4)	34,712	3.09%	15,337	2.73%	24,953	6.43%	12,600	8.20%

Total earning assets (3)	7,462,154	3.70%	5,599,774	3.98%	7,093,652	3.78%	5,531,937	4.04%

Other assets	937,706		709,003		906,112		706,815

Total Assets	$8,399,860		$6,308,777		$7,999,764		$6,238,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,193,502	0.17%	$894,386	0.18%	$1,127,608	0.17%	$895,687	0.17%
Money market accounts	1,007,674	0.19%	989,935	0.20%	1,006,046	0.19%	970,189	0.19%
Savings deposits	1,070,179	0.06%	826,048	0.06%	1,035,882	0.06%	819,863	0.06%
Certificates of deposit	1,708,206	0.62%	1,391,740	0.93%	1,732,117	0.65%	1,446,443	0.95%

Total interest bearing deposits	4,979,561	0.31%	4,102,109	0.41%	4,901,653	0.32%	4,132,182	0.43%
Federal Home Loan Bank borrowings	754,194	0.87%	138,175	0.76%	493,788	0.85%	66,421	1.31%
Other borrowings	103,461	0.34%	95,915	1.44%	105,573	0.32%	105,046	1.60%
Junior subordinated debt	106,196	2.83%	106,161	3.01%	118,085	2.88%	106,151	3.01%

Total interest bearing liabilities (1)	5,943,412	0.42%	4,442,360	0.51%	5,619,099	0.42%	4,409,800	0.53%
Non-interest bearing demand deposits	1,285,509		1,036,173		1,250,913		1,014,061
Other liabilities	62,323		42,572		92,258		41,597
Shareholders’ equity	1,108,616		787,672		1,037,494		773,294

Total Liabilities and Shareholders’ Equity	$8,399,860		$6,308,777		$7,999,764		$6,238,752

Taxable equivalent net interest spread		3.28%		3.47%		3.36%		3.51%
Taxable equivalent net interest margin		3.36%		3.58%		3.44%		3.62%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $40 thousand and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $0.8 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $1.1 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $3.0 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively, while accretion on interest bearing liabilities from prior acquisitions was $0.8 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $2.7 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost and include premium amortization and discount accretion from prior acquisitions.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.
(4)	Interest income on other earning assets includes $0.6 million of a special dividend from FHLB Pittsburgh for the nine months ended September 30, 2015 and $0.5 million of interest on a federal income tax refund for the nine months ended September 30, 2014.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2015 Compared to September 30, 2014			Nine Months Ended September 30, 2015 Compared to September 30, 2014
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(5)	$(2)	$(7)	$(23)	$(10)	$(33)
Loans, net of unearned income	10,040	(1,563)	8,477	27,749	(4,527)	23,222
Taxable securities	3,839	(963)	2,876	9,526	(2,785)	6,741
Tax-exempt securities (1)	2,563	(837)	1,726	4,931	(2,029)	2,902
Other earning assets	147	17	164	627	(196)	431

Total interest income change (1)	16,584	(3,348)	13,236	42,810	(9,547)	33,263

Increase (decrease) in interest expense:
Interest bearing demand deposits	130	(12)	118	295	(38)	257
Money market accounts	9	(11)	(2)	51	(15)	36
Savings deposits	38	(8)	30	100	(23)	77
Certificates of deposit	640	(1,232)	(592)	1,787	(3,689)	(1,902)
Federal Home Loan Bank borrowings	1,342	44	1,386	2,807	(300)	2,507
Other borrowings	25	(284)	(259)	6	(1,007)	(1,001)
Junior subordinated debt	—	(47)	(47)	260	(111)	149

Total interest expense change	2,184	(1,550)	634	5,306	(5,183)	123

Net interest income increase (decrease) (1)	$14,400	$(1,798)	$12,602	$37,504	$(4,364)	$33,140

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses was $1.8 million in the third quarter of 2015 compared to $1.5 million in the same quarter of 2014. Year-to-date, the provision was $5.8 million compared to $4.5 million for 2014. Net charge-offs for the first nine months of 2015 were $8.6 million or 0.24% of average portfolio loans compared to $6.9 million for the same period of 2014, also representing 0.24% of average portfolio loans. The increase in charge-offs was primarily due to two non-energy industry-related commercial credits placed on nonaccrual and charged-down by $2.5 million and additional charge-offs from ESB. However, other credit metrics continue to improve overall. Non-performing loans, including TDRs, as well as criticized and classified loans, improved as a percentage of total portfolio loans from their pre-acquisition levels in late 2014. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Trust fees	$5,127	$5,096	$31	0.6	$16,656	$15,954	$702	4.4
Service charges on deposits	4,425	4,170	255	6.1	12,342	12,107	235	1.9
Electronic banking fees	3,849	3,268	581	17.8	10,670	9,549	1,121	11.7
Net securities brokerage revenue	1,996	1,701	295	17.3	5,897	5,533	364	6.6
Bank-owned life insurance	1,021	882	139	15.8	3,264	3,577	(313)	(8.8)
Net gains on sales of mortgage loans	779	550	229	41.6	1,459	1,178	281	23.9
Net securities gains	47	581	(534)	(91.9)	69	756	(687)	(90.9)
Net (loss) / gain on other real estate owned and other assets	(18)	(1,167)	1,149	98.5	167	(1,218)	1,385	113.7
Net insurance services revenue	863	665	198	29.8	2,394	2,069	325	15.7
Other	97	908	(811)	(89.3)	1,522	2,439	(917)	(37.6)

Total non-interest income	$18,186	$16,654	$1,532	9.2	$54,440	$51,944	$2,496	4.8

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the first nine months of 2015, non-interest income increased $2.5 million or 4.8% compared to 2014. The increase was primarily due to improved electronic banking fees, a net gain on other assets, and higher trust fees, while bank owned-life insurance income was down $0.3 million due to decreased death benefits year over year and other non-interest income was impacted by recent declines in the market value of the deferred compensation plan. For the third quarter non-interest income increased $1.5 million or 9.2%, reflecting similar trends as in the first nine months, however trust fees increased only 0.6% due to due to recent declines in the market value of trust assets.

Trust fees increased 0.6% compared to the third quarter of 2014, and $0.7 million or 4.4% compared to the first nine months of 2014 from higher fees and customer development initiatives. Total trust assets of $3.7 billion at September 30, 2015 decreased 3.5% from September 30, 2014 due to market value declines. At September 30, 2015, trust assets include managed assets of $3.1 billion and non-managed (custodial) assets of $0.6 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $896.7 million as of September 30, 2015 and $933.4 million at September 30, 2014 and are included in trust managed assets.

Service charges on deposits increased $0.3 million or 6.1% compared to the third quarter of 2014 due to the larger customer deposit base from the recent acquisition and an overall higher fee schedule, somewhat offset by lower customer usage patterns.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing 11.7% compared to the first nine months of 2014, due to a higher volume of debit card transactions from the acquisition and WesBanco’s legacy customers. The volume increase is due to both marketing and process initiatives as well as a higher volume of customers using these products.

Net securities brokerage revenue increased $0.3 million or 17.3% compared to the third quarter of 2014 and $0.4 million or 6.6% compared to the first nine months of 2014 through the addition of support and sales staff in several regions.

Net gains on sales of mortgage loans increased $0.3 million or 23.9% compared to the first nine months of 2014 from increases in originations and a larger percentage of originations being sold into the secondary market. Total mortgage production was $234.2 million in the first nine months of 2015, up 17.3% from the comparable 2014 period. Mortgages sold into the secondary market represented $99.9 million or 42.7% of overall mortgage loan production in the first nine months of 2015 compared to $77.1 million or 38.6% in the first nine months of 2014.

Net gains/(losses) on other assets improved by $1.1 million compared to the third quarter of 2014 due to a $1.4 million charge in the third quarter of 2014 relating to the prepayment of a repurchase agreement with another bank.

Other income decreased $0.8 million compared to the third quarter of 2014 and $0.9 million year-to-date primarily due to market adjustments on the deferred compensation plan and due to lower swap fees on loans.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and wages	$19,832	$17,331	$2,501	14.4	$57,468	$50,700	$6,768	13.3
Employee benefits	6,028	5,051	977	19.3	20,151	16,289	3,862	23.7
Net occupancy	3,533	2,916	617	21.2	10,298	9,265	1,033	11.1
Equipment	3,731	2,837	894	31.5	9,689	8,534	1,155	13.5
Marketing	1,514	1,276	238	18.7	4,221	3,992	229	5.7
FDIC insurance	1,064	786	278	35.4	3,014	2,543	471	18.5
Amortization of intangible assets	815	477	338	70.9	2,325	1,454	871	59.9
Restructuring and merger-related expenses	185	—	185	100.0	11,033	—	11,033	100.0
Miscellaneous, franchise, and other taxes	1,507	1,612	(105)	(6.5)	4,588	4,849	(261)	(5.4)
Postage	1,014	792	222	28.0	2,671	2,484	187	7.5
Consulting, regulatory, accounting and advisory fees	1,146	856	290	33.9	3,634	2,874	760	26.4
Other real estate owned and foreclosure expenses	310	248	62	25.0	325	687	(362)	(52.7)
Legal fees	593	654	(61)	(9.3)	1,809	2,023	(214)	(10.6)
Communications	380	343	37	10.8	1,148	1,217	(69)	(5.7)
ATM and interchange expenses	1,171	1,012	159	15.7	3,261	3,185	76	2.4
Supplies	780	591	189	32.0	2,198	1,818	380	20.9
Other	3,378	2,481	897	36.2	9,196	7,747	1,449	18.7

Total non-interest expense	$46,981	$39,263	$7,718	19.7	$147,029	$119,661	$27,368	22.9

Non-interest expense increased $7.7 million in the third quarter of 2015, principally from the acquisition which increased assets by $2.0 billion and added 23 offices to our branch network, and $0.2 million of merger-related expenses. Salaries and wages increased $2.5 million or 14.4%, primarily due to a 13.9% increase in average full-time equivalent employees, while employee benefits expense increased $1.0 million or 19.3%, primarily from increased pension, health insurance, social security contributions and other benefit plan costs. Net occupancy and equipment increased $1.5 million principally due to increased building-related costs, improvements in computer system infrastructure, and origination and customer support systems. Year-to-date through September 30, 2015, non-interest expense increased by $16.3 million or 13.7%, excluding merger-related expenses, compared to the first nine months of 2014, reflecting factors similar to the three month period.

Salaries and wages increased $2.5 million or 14.4% from the third quarter of 2014 and $6.8 million or 13.3% over the first nine months of 2014 due to a 12.9% increase in average full-time equivalent employees primarily from the merger, increased stock compensation costs and routine annual adjustments to compensation, partially offset by increased deferrals of compensation costs on new loan originations. Salaries and wages in 2015 also include $0.8 million related to temporary post-merger personnel costs incurred as a result of the timing of the April 24 weekend systems and branch conversions. Employee benefit expenses increased 23.7% year-to-date, primarily from increased pension, health insurance, social security contributions and other benefit plan costs including the addition of ESB’s personnel.

Net occupancy increased $1.0 million in the first nine months of 2015 principally due to increased building-related costs including utilities, depreciation and other maintenance costs resulting primarily from the additional ESB offices.

Equipment increased $1.2 million in the first nine months of 2015 due to improvements in computer system infrastructure, and loan origination and customer support systems. In addition, teller cash recycling machines introduced into our branches have improved the speed of customer service, improved cash controls and reduced full-time equivalent employees.

Amortization of intangible assets increased $0.9 million in the first nine months of 2015 due to the ESB acquisition, which added approximately $5.3 million in core deposit intangibles and $2.2 million in non-compete agreements with former ESB executives with contracts ranging from one to four years.

Restructuring and merger-related expenses of $11.0 million in 2015 related to the ESB acquisition include $7.8 million in executive change-in-control and employee severance expenses, $1.7 million in investment banking services, $0.5 million in audit and valuation services, $0.4 million in marketing expenses, $0.3 million in legal expenses and $0.3 million of various other merger-related expenses.

Other real estate owned and foreclosure expenses decreased $0.4 million in 2015 compared to 2014 due to lower foreclosure and liquidation activity even as related assets increased. Other real estate owned and repossessed assets increased $1.4 million from the third quarter of 2014 to $6.1 million due to the ESB acquisition.

INCOME TAXES

The provision for federal and state income taxes increased to $20.3 million in 2015 compared to $18.5 million in the first nine months of 2014. The increase in income tax expense was due to an increase in pre-tax income, partially offset by a $0.5 million benefit relating to the completion of an IRS audit which closed the 2011 and 2012 tax years, which resulted in an effective tax rate of 26.0% for 2015 compared to 25.8% for 2014. The effective tax rate is anticipated to range between 26.0% and 27.0% for the remainder of 2015.

FINANCIAL CONDITION

Total assets increased 34.2% during the first nine months of 2015, while deposits and shareholders’ equity increased 22.7% and 41.6%, respectively, compared to December 31, 2014 primarily due to the acquisition of ESB. Total portfolio loans increased $863.9 million or 21.1% with $701.0 million from the ESB acquisition and the remaining $162.9 million from WesBanco’s originations outpacing pay downs, which were a result of increased business activity, additional lending personnel, focused marketing efforts, an expanded presence in larger urban markets, and continued improvement in the loan origination process. Deposits increased $1.1 billion from the ESB acquisition. Organic deposits were virtually unchanged as demand, savings and money market deposits increased 7.4%, 3.7% and 2.5%, respectively, while certificates of deposit decreased 13.2% due to lower rate offerings on maturities. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with initial deposits from bonus and royalty payments from Marcellus and Utica shale gas energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 164.4% during the first nine months of 2015. FHLB borrowings increased $670.0 million from December 31, 2014, due primarily to $277.9 million in new borrowings, coupled with $392.1 million in FHLB borrowings provided from the ESB acquisition. New borrowings were utilized to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as certificates of deposit runoff. Total shareholders’ equity increased by approximately $327.6 million or 41.6%, compared to December 31, 2014, primarily due to $293.6 million of common stock issued in the ESB acquisition and net income exceeding dividends for the period by $31.2 million, coupled with a $4.4 million increase in accumulated other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change
Available-for-sale (at fair value)
Obligations of government agencies	$80,809	$87,736	$(6,927)	(7.9)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,250,448	701,113	549,335	78.4
Obligations of states and political subdivisions	90,309	91,433	(1,124)	(1.2)
Corporate debt securities	127,349	25,996	101,353	389.9

Total debt securities	1,548,915	906,278	642,637	70.9
Equity securities	10,803	11,146	(343)	(3.1)

Total available-for-sale securities	$1,559,718	$917,424	$642,294	70.0

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$161,495	$79,004	$82,491	104.4
Obligations of states and political subdivisions	766,423	507,927	258,496	50.9
Corporate debt securities	29,434	6,739	22,695	336.8

Total held-to-maturity securities	957,352	593,670	363,682	61.3

Total securities	$2,517,070	$1,511,094	$1,005,976	66.6

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.10%	2.34%
As a % of total securities	62.0%	60.7%
Weighted average life (in years)	4.0	4.0

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	4.07%	4.67%
As a % of total securities	38.0%	39.3%
Weighted average life (in years)	5.5	5.1

Total securities:
Weighted average yield at the respective period end (2)	2.86%	3.27%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.6	4.4

(1)	At September 30, 2015 and December 31, 2014, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $1.0 billion or 66.6% from December 31, 2014 to September 30, 2015. This increase is attributable to the ESB acquisition, from both inherited securities of $486.9 million and newly purchased securities in the three to four month period thereafter totaling $604.6 million to replace those securities sold from ESB’s portfolio prior to closing. Partially offsetting the acquired securities and purchases in the first nine months of 2015 were maturities, paydowns, and calls that totaled $273.2 million, which were generally replaced with other similar securities in the third quarter. Through the first nine months of 2015, the available-for-sale portfolio increased by $642.3 million or 70.0%, while the held-to-maturity portfolio increased by $363.7 million or 61.3%. The weighted average yield of the portfolio declined from 3.27% at December 31, 2014 to 2.86% at September 30, 2015 due to the lower-yielding ESB acquired portfolio and purchases of the replacement securities at lower market rates.

Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2015 and December 31, 2014 were $6.0 million and $2.9 million, respectively. Unrealized gains increased on available-for-sale securities due to a decrease in market rates from December 31, 2014. With approximately 38% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as would result if the entire portfolio were included in the category available-for-sale.

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

WesBanco’s municipal portfolio comprises 34.0% of the overall securities portfolio as of September 30, 2015 as compared to 39.7% as of December 31, 2014, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	September 30, 2015		December 31, 2014
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$82,742	9.4	$50,205	8.1
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	654,325	74.3	449,219	72.1
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	138,151	15.7	117,398	18.9
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	1,813	0.2	1,958	0.3
Not rated by either agency	3,724	0.4	3,454	0.6

Total municipal bond portfolio	$880,755	100.0	$622,234	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of September 30, 2015 and December 31, 2014, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	September 30, 2015		December 31, 2014
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$626,358	71.1	$432,967	69.6
Revenue	254,397	28.9	189,267	30.4

Total municipal bond portfolio	$880,755	100.0	$622,234	100.0

Municipal bond issuer:
State Issued	$78,502	8.9	$53,931	8.7
Local Issued	802,253	91.1	568,303	91.3

Total municipal bond portfolio	$880,755	100.0	$622,234	100.0

The amortized cost of the municipal bond portfolio at September 30, 2015 and December 31, 2014 was $851.9 million and $594.0 million, respectively.

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at September 30, 2015:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	September 30, 2015
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$211,646	24.0
Texas	111,086	12.6
Ohio	95,806	10.9
Illinois	43,915	5.0
Kentucky	29,195	3.3
All other states (1)	389,107	44.2

Total municipal bond portfolio	$880,755	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $21.0 million or 2.4% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	September 30, 2015		December 31, 2014
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$326,754	6.6	$262,643	6.4
Improved property	1,856,584	37.4	1,682,817	41.1

Total commercial real estate	2,183,338	44.0	1,945,460	47.5
Commercial and industrial	725,730	14.6	638,410	15.6
Residential real estate:
Land and construction	42,980	0.9	19,681	0.5
Other	1,200,650	24.2	909,089	22.2
Home equity	403,387	8.1	330,031	8.1
Consumer	394,557	8.0	244,095	6.0

Total portfolio loans	4,950,642	99.8	4,086,766	99.9
Loans held for sale	10,765	0.2	5,865	0.1

Total loans	$4,961,407	100.0	$4,092,631	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $868.8 million compared to December 31, 2014 with $701.0 million from the ESB acquisition. Organic loan growth from December 31, 2014, annualized, was 5.3%, primarily achieved through $1.3 billion in loan originations for the first nine months of 2015 compared to $1.0 billion last year. Loan growth occurred in all major loan categories, with approximately 30.0% of the growth in the last twelve months in commercial and industrial loans. Loan growth was driven by increased business activity, additional commercial and residential lending personnel in our urban markets, focused marketing efforts, and continued improvement in loan origination processes and systems. Excluding the ESB acquisition, home equity and consumer loans provided 53.6% of organic growth, respectively increasing 14.5% and 16.2% from December 31, 2014, while CRE and C&I loans increased 1.7% and 4.7%, respectively. The increase in CRE loans was driven by an 18.1% increase in CRE land and construction lending.

Total loan commitments, including loans approved but not closed, increased $360.8 million from December 2014 with $85.3 million from the ESB acquisition and the remainder due primarily to increases in CRE land and construction and home equity lines of credit originations.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2015	December 31, 2014
Non-accrual loans:
Commercial real estate - land and construction	$1,369	$1,488
Commercial real estate - improved property	19,732	20,227
Commercial and industrial	7,591	4,110
Residential real estate	9,331	10,329
Home equity	2,643	1,923
Consumer	628	741

Total non-accrual loans (1)	41,294	38,818

TDRs accruing interest:
Commercial real estate - land and construction	950	—
Commercial real estate - improved property	2,012	2,437
Commercial and industrial	217	329
Residential real estate	7,717	8,215
Home equity	667	740
Consumer	467	345

Total TDRs accruing interest (1)	12,030	12,066

Total non-performing loans	$53,324	$50,884

Other real estate owned and repossessed assets	6,062	5,082

Total non-performing assets	$59,386	$55,966

Non-performing loans/total loans	1.08%	1.25%
Non-performing assets/total assets	0.70%	0.89%
Non-performing assets/total loans, other real estate and repossessed assets	1.20%	1.37%

(1)	TDRs on nonaccrual of $12.7 million and $5.4 million at September 30, 2015 and December 31, 2014, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, increased $2.4 million, or 4.8% from December 31, 2014 with $9.6 million remaining from the ESB acquisition, while legacy non-performing loans decreased $7.2 million or 14.2%. Non-performing loans acquired, recognized at their acquisition date fair value of $10.8 million with an unpaid principal balance of $16.1 million, primarily consist of three commercial relationships with an acquisition date aggregate fair value of $10.0 million. Organic non-performing loans decreased primarily from charge-downs, including a $1.2 million charge-down on a CRE property previously specifically reserved, unscheduled principal payments and the migration of certain loans to accrual status. Partially offsetting these decreases was an electronics manufacturing C&I credit added in the second quarter. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets increased $1.0 million from December 31, 2014 to September 30, 2015, primarily due to the ESB acquisition.

The following table presents past due and accruing loans excluding accruing TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING ACCRUING TDRs

(unaudited, dollars in thousands)	September 30, 2015	December 31, 2014
Loans past due 90 days or more:
Commercial real estate - land and construction	$2,528	$71
Commercial real estate - improved property	—	—
Commercial and industrial	769	22
Residential real estate	1,888	1,306
Home equity	516	570
Consumer	378	319

Total loans past due 90 days or more	6,079	2,288

Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	2,197	480
Commercial and industrial	14	216
Residential real estate	3,704	3,105
Home equity	2,416	2,524
Consumer	4,091	3,022

Total loans past due 30 to 89 days	12,422	9,347

Total 30 days or more	$18,501	$11,635

Loans past due 90 days or more and accruing to total portfolio loans	0.12%	0.06%
Loans past due 30-89 days and accruing to total portfolio loans	0.25%	0.23%

Loans past due 30 days or more and accruing interest excluding TDRs increased $6.9 million from December 31, 2014 due to the ESB acquisition and from the migration of two land and construction credits to 90 days past due which are both well secured and in the process of collection. Loan delinquency as a percent of total loans was 0.37% at September 30, 2015 compared to 0.28% at December 31, 2014 and 0.34% at September 30, 2014. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days to total portfolio loans increased to 0.25% from 0.23% at December 31, 2014, and improved from 0.27% at September 30, 2014, while loans past due 90 days or more to total portfolio loans increased to 0.12% from 0.06% at December 31, 2014 and 0.08% one year ago. These relatively low delinquency levels are the result of management’s continued focus on controlling early stage delinquency in the current improved economic environment.

ALLOWANCE FOR CREDIT LOSSES

Continued improvement in the credit quality of the pre-acquisition legacy portfolio resulted in a decrease in the allowance as supported by improvement in several credit quality metrics in the third quarter, despite an increase in net charge-offs, as non-performing, criticized and classified loans all decreased as a percentage of loans. The allowance was not affected by the acquired ESB loan portfolio, as these loans were recorded at fair value at the date of acquisition.

The allowance for credit losses decreased $2.9 million from December 31, 2014 to September 30, 2015 as a result of a lower provision expense than net charge-offs, and represents 0.84% of total loans at September 30, 2015 compared to 1.09% of total loans at December 31, 2014. However, if the acquired ESB loans (which were recorded at fair value at the date of acquisition) were excluded from the ratio, the allowance would approximate 0.98% of the adjusted loan total. The resulting ratio provides greater coverage over total loans and is considered by management to be a better comparison of the adequacy of the allowance from last year. Portfolio mix shifts also affect management’s evaluation of the overall allowance adequacy.

The allowance for loans individually evaluated decreased $1.1 million to $2.7 million from December 31, 2014 to September 30, 2015 primarily due to charge-offs and unscheduled principal payments which outpaced new specific reserves added during the period, while the allowance for loans collectively evaluated decreased $1.9 million to $39.0 million due to continued improvement in non-performing and classified and criticized loans.

The allowance for loan commitments of $0.6 million at September 30, 2015 increased $0.2 million from December 31, 2014 primarily due to the increase in overall commitments from December 31, 2014.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans were $81.5 million or 1.65% of total loans at September 30, 2015, improving from 1.99% of total loans at December 31, 2014 and 2.17% of total loans from a year ago as credit quality continued to improve, enabling certain loans to be upgraded that were criticized but not classified throughout the economic downturn. Criticized and classified loans included $12.4 million from the ESB acquisition at September 30, 2015.

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

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	September 30, 2015	% of Total	December 31, 2014	% of Total
Allowance for loan losses:
Commercial real estate - land and construction	$4,829	11.4	$5,654	12.5
Commercial real estate - improved property	15,247	36.1	17,573	39.0
Commercial and industrial	9,586	22.7	9,063	20.1
Residential real estate	4,697	11.1	5,382	11.9
Home equity	2,686	6.4	2,329	5.2
Consumer	4,000	9.5	4,078	9.0
Deposit account overdrafts	579	1.4	575	1.3

Total allowance for loan losses	$41,624	98.5	$44,654	99.0

Allowance for loan commitments:
Commercial real estate - land and construction	$203	0.5	$194	0.4
Commercial real estate - improved property	21	0.0	10	0.0
Commercial and industrial	249	0.6	112	0.3
Residential real estate	9	0.0	9	0.0
Home equity	109	0.3	90	0.2
Consumer	39	0.1	40	0.1

Total allowance for loan commitments	630	1.5	455	1.0

Total allowance for credit losses	$42,254	100.0	$45,109	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at September 30, 2015.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change
Deposits
Non-interest bearing demand	$1,280,329	$1,061,075	$219,254	20.7
Interest bearing demand	1,206,837	885,037	321,800	36.4
Money market	1,011,420	954,957	56,463	5.9
Savings deposits	1,064,426	842,818	221,608	26.3
Certificates of deposit	1,630,890	1,305,096	325,794	25.0

Total deposits	$6,193,902	$5,048,983	$1,144,919	22.7

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 141 branches. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $1.1 billion or 22.7% during the first nine months of 2015 due to the ESB acquisition, which provided $1.1 billion of additional deposits, while organic deposits were relatively unchanged from December 31, 2014. Interest bearing demand and non-interest bearing deposits increased 36.4% and 20.7%, respectively, while savings and money market deposits increased 26.3% and 5.9%, respectively, due to the ESB acquisition and corresponding marketing, incentive compensation paid to customers and employees, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Deposit balances were also impacted by deposits from bonus and royalty payments from Marcellus and Utica shale gas energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $112.7 million and $181.0 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, demand deposits, savings deposits and money market deposits at former ESB branches were $396.9 million, $190.3 million and $32.2 million, respectively, compared to $373.3 million, $186.9 million and $37.6 million, respectively, at the date of acquisition.

Certificates of deposit increased $325.8 million due primarily to the ESB acquisition. Certificates of deposit remaining from the ESB acquisition totaled $497.6 million, while organic balances declined 13.2% and acquired balances declined 22.9% from the acquisition due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $245.2 million in total outstanding balances at September 30, 2015, of which $170.0 million represented one-way buys, compared to $283.0 million in total outstanding balances at December 31, 2014, of which $172.3 million represented one-way buys. ICS® reciprocal balances totaled $177.3 million at September 30, 2015 compared to $117.1 million at December 31, 2014. Certificates of deposit greater than $250,000 were approximately $243.4 million at September 30, 2015 compared to $174.7 million at December 31, 2014. Certificates of deposit of $100,000 or more were approximately $813.4 million at September 30, 2015 compared to $706.1 million at December 31, 2014. The increase in jumbo certificates of deposit was primarily due to the acquisition. Certificates of deposit totaling approximately $973.4 million at September 30, 2015 with a cost of 0.61% are scheduled to mature within the next 12 months. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which includes offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change
Federal Home Loan Bank Borrowings	$893,117	$223,126	$669,991	300.3
Other short-term borrowings	84,587	80,690	3,897	4.8
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,176	20	0.0

Total	$1,083,900	$409,992	$673,908	164.4

While borrowings are a less significant source of funding for WesBanco compared to total deposits, during the first nine months of 2015, FHLB borrowings increased $670.0 million. The acquisition of ESB provided $392.1 million in FHLB borrowings, and $277.9 million in new borrowings were utilized to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as CD runoff. A portion of the replacement investment securities were funded by the new FHLB borrowings.

Other short-term borrowings, which consist of securities sold under agreements to repurchase at September 30, 2015, but may also include federal funds purchased and other borrowings, were $84.6 million at September 30, 2015 compared to $80.7 million at December 31, 2014. The ESB acquisition also provided $36.1 million in junior subordinated debentures which were redeemed in May at a redemption price of 100% of the principal plus accrued and unpaid interest.

On September 2, 2015, WesBanco renewed a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, includes a fee on the unused portion of the commitment and matures September 2, 2016, provides for aggregate unsecured borrowings of up to $25.0 million. There were no outstanding balances as of September 30, 2015 or December 31, 2014.

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

CAPITAL RESOURCES

Shareholders’ equity was $1.1 billion at September 30, 2015 compared to $788.2 million at December 31, 2014. The increase was due primarily to $293.6 million of common stock issued in the ESB acquisition coupled with net income during the current nine month period of $57.8 million and a $4.4 million increase in other comprehensive income, partially offset by the declaration of common shareholder dividends totaling $26.6 million for the nine months ended September 30, 2015. WesBanco also increased its quarterly dividend rate by $0.01 to $0.23 per share in February, representing a 4.5% increase over the prior quarterly rate and a cumulative 64% increase over the last seventeen quarters.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At September 30, 2015, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of September 30, 2015, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $42.5 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios to manage its growth strategies primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			September 30, 2015			December 31, 2014
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$744,668	9.39%	$317,157	$593,031	9.88%	$240,068
Common equity tier 1 (3)	4.50%	6.50%	648,753	11.92%	244,795	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	6.00%	8.00%	744,668	13.69%	326,393	593,031	13.76%	172,357
Total capital to risk-weighted assets	8.00%	10.00%	787,426	14.47%	435,191	638,064	14.81%	344,714
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$698,352	8.82%	$316,534	$516,689	8.63%	$239,533
Common equity tier 1 (3)	4.50%	6.50%	698,352	12.87%	244,175	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	6.00%	8.00%	698,352	12.87%	325,566	516,689	12.04%	171,612
Total capital to risk-weighted assets	8.00%	10.00%	740,821	13.65%	434,088	561,369	13.08%	343,225

(1)	Minimum to remain adequately capitalized. Minimums prior to January 1, 2015 were 4.00% for Tier 1 leverage and Tier 1 capital and 8.00% for total capital.
(2)	Well-capitalized under prompt corrective action regulations.
(3)	The Common Equity Tier 1 ratio (known as “CET 1”) is a new regulatory ratio as of March 31, 2015, as the regulatory agencies adopted new guidelines for such ratio as a result of international adoption of the BASEL III regulatory capital accords in 2013.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 58.1% at September 30, 2015 and deposit balances funded 73.3% of assets.

The following table lists the sources of liquidity from assets at September 30, 2015 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$92,975
Securities with a maturity date within the next year	58,648
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	240,400
Callable securities	124,715
Loans held for sale	10,765
Accruing loans scheduled to mature	688,802
Normal loan repayments	642,439

Total sources of liquidity expected within the next year	$1,858,744

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $6.2 billion at September 30, 2015. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $973.4 million at September 30, 2015, which includes jumbo regular certificates of deposit totaling $364.1 million with a weighted-average cost of 0.63%, and jumbo CDARS® deposits of $149.4 million with a cost of 0.59%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB was approximately $1.2 billion and $1.5 billion at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the Bank had unpledged available-for-sale securities with an amortized cost of $555.1 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At September 30, 2015, WesBanco had a BIC line of credit totaling $209.7 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $225.0 million, none of which was outstanding at September 30, 2015, along with borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling available-for-sale securities or certain types of loans.

Other short-term borrowings of $84.6 million at September 30, 2015 consisted of overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during the first nine months of 2015. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

        The principal sources of parent company liquidity are dividends from the Bank, $30.0 million in cash and investments on hand, and a $25.0 million revolving line of credit with another financial institution, which did not have an outstanding balance at September 30, 2015. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2015, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $42.5 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.5 billion and $1.2 billion at September 30, 2015 and December 31, 2014, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of September 30, 2015 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at September 30, 2015 and December 31, 2014 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2015	December 31, 2014	Guidelines
+300	2.3%	0.9%	(25.0%)
+200	2.7%	2.1%	(12.5%)
+100	2.1%	1.9%	(5.0%)
-100	(2.7%)	(1.8%)	(5.0%)

As per the table above, the earnings simulation model at September 30, 2015 currently projects that net interest income for the next twelve month period would decrease by 2.7% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 1.8% for the same scenario as of December 31, 2014.

For rising rate scenarios, net interest income would increase by 2.1%, 2.7% and 2.3% if rates increased by 100, 200 and 300 basis points, respectively, as of September 30, 2015 compared to increases of 1.9%, 2.1% and 0.9% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2014.

The balance sheet is asset sensitive as of September 30, 2015, and slightly more so than at December 31, 2014, based upon changes in the mix of various earning assets and costing liabilities, 2015 loan and transaction deposit account growth, an increase in FHLB borrowings, the ESB transaction and certain changes in modeling assumptions. In the third quarter specifically, more FHLB short-term borrowings were extended to terms beyond one year maturities. Should rates rise more rapidly and by a higher amount than currently anticipated in the short to intermediate term, overall asset sensitivity may be somewhat neutralized due to slower anticipated prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities. In addition, variable rate commercial loans with rate floors averaging 4.16% approximated $1.0 billion at September 30, 2015, which represented approximately 36% of commercial loans. Approximately 61% or $634.1 million of these loans are currently priced at their floor. Therefore, in a 100 basis point rising rate environment, these loans would not as significantly re-price from their current floor level as compared to non-floor loans. Given the current lower interest rate environment and flatter yield curve affecting the repricing of loans and investments, WesBanco expects that the base case net interest margin may contract somewhat until sometime after rates begin to rise. A short-term rate increase is anticipated by the first quarter of 2016 by a majority of economists, as well as commentary from the Federal Reserve Board and its voting members, which should help the margin improve over time. Maturities and repricing of higher-costing certificates of deposit serve to mitigate compression from lower loan spreads and general loan re-pricing at lower spreads in the current competitive loan environment, along with anticipated loan growth in most loan categories. However, with current CDs costing an average of 0.62% in the third quarter, this factor is not expected to be as significant in the near term as it was over the past few years. Customers may elect to move maturing CD balances to lower costing transaction accounts such as MMDAs until rates begin to rise, which assists in lowering the cost of deposits in the short run, but may result in a portion of these balances moving back to more expensive CDs after rates begin to rise. Certificates of deposit totaling approximately $973.4 million mature within the next year at an average cost of 0.61%.

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

Current balance sheet strategies to reduce the potential for margin compression in the ongoing low rate environment include:

•	increasing total loans; primarily commercial and residential with fixed rate periods of between 3-15 years, or variable to a published index;

•	investing available short-term liquidity beyond current needs;

•	continuing marketing programs to increase consumer loans and HELOCs, and transaction deposits versus certificates of deposit;

•	remixing securities cash flows into new loans as demand warrants, or into other investments such as lower premium MBS, short-duration CMOs and 10-15 year tax-exempt municipal securities;

•	extending term borrowings to balance asset/liability mismatches, and/or use derivatives to accomplish a similar purpose, and

•	extending a portion of CD maturities through the CDARS® program.

As an alternative to the immediate parallel rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at September 30, 2015, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.2% over the next twelve months, compared to a 1.9% increase at December 31, 2014. Finally, a “Most Likely” forecast scenario is constructed and reviewed at each ALCO meeting, which incorporates current budget or re-forecast assumptions into the model such as estimated loan and deposit growth, asset and liability remixing, competitive market rates for various products and marketing promotions, and other assumptions.

WesBanco periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At September 30, 2015, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 2.0%, compared to an increase of 6.0% at December 31, 2014. In a 100 basis point falling rate environment, the model indicates a decrease of 6.9%, compared to a decrease of 11.0% as of December 31, 2014. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, new borrowings, transaction deposits and certificates of deposit, as well as certain other modeling assumptions, resulted in the change in equity market value from 2014.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

As previously reported by each of ESB and WesBanco on Current Reports on Form 8-K, each dated December 15, 2014 and filed on December 19, 2014, two putative class action complaints were filed by purported shareholders of ESB with respect to the Merger. One complaint was filed in the United States District Court for the Western District of Pennsylvania (the “Federal District Court”), and captioned and numbered James Elliott vs. ESB Financial, Inc., et al., Case No. 2:14-cv-01689-MRH (the “Federal Lawsuit”). The other complaint was filed in the Court of Common Pleas of Lawrence County, Pennsylvania, and captioned and numbered Randall Kress v. ESB Bank, Case No. 11185/14 CA (the “Lawrence County Lawsuit”). Both complaints alleged generally, among other things, that each member of ESB’s board of directors (the “Director Defendants”) breached their fiduciary duties in approving the Merger Agreement, that ESB and WesBanco aided and abetted such breaches of fiduciary duty and that the disclosure regarding the Merger contained in the Joint Proxy Statement/Prospectus was materially deficient.

On January 15, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, ESB, ESB Bank, WesBanco and the Director Defendants (ESB, ESB Bank, WesBanco and the Director Defendants, collectively the “Defendants”) entered into a Memorandum of Settlement (the “MOS”) with the respective plaintiffs (collectively, the “Plaintiffs”) regarding the settlement of both the Federal Lawsuit and the Lawrence County Lawsuit. Pursuant to the MOS, ESB and WesBanco agreed to file with the SEC and make publicly available to shareholders of ESB and WesBanco supplemental disclosures provided on Form 8-K and the Plaintiffs agreed to release ESB, ESB Bank, WesBanco and the Director Defendants from all claims related to the Merger Agreement and the Merger, subject to approval of the Federal District Court. The court approved the settlement contemplated in the MOS on September 21, 2015, and both the Federal Lawsuit and the Lawrence County Lawsuit were dismissed with prejudice, and all claims that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith were released and barred. ESB or its successor or insurer paid the fees and expenses awarded by the court. The parties prepared a stipulation of settlement which was entered into by the parties and filed with the court on April 28, 2015. By Order dated July 2, 2015, the Federal district Court made preliminary determinations regarding (i) certification of a class of ESB shareholders such that notice could be disseminated to class members relating to, among other things, the Federal Lawsuit, the Lawrence County Lawsuit, the settlement contemplated in the MOS (the “Settlement”), a final hearing to approve the Settlement and the right of class members to participate in such hearing, and (ii) the role of Mr. Elliott and his counsel as Class Representative and Class Counsel, respectively.

The settlement did not affect the timing of the special meeting of shareholders of ESB held January 22, 2015 in Ellwood City, Pennsylvania to vote upon a proposal to adopt the Merger Agreement. Similarly, the settlement did not affect the timing of the special meeting of shareholders of WesBanco held January 22, 2015 in Wheeling, West Virginia to vote on a proposal to approve the issuance of shares of WesBanco common stock in connection with the Merger. The shareholders of both corporations approved the Merger. ESB and the other Defendants denied all of the allegations in the lawsuits and believed the disclosures previously included in the Joint Proxy Statement/Prospectus were appropriate under the law. Nevertheless, ESB and the other Defendants agreed to settle the putative class action lawsuits in order to avoid the costs, disruptions and distraction of further litigation.

ESB and the other Defendants vigorously denied, and continue to vigorously deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were alleged in the lawsuits, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with their fiduciary and other legal burdens and entered into the MOS solely to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest. Nothing in the MOS or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth therein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2015, WesBanco had a current stock repurchase plan in which up to one million shares can be acquired. The plan was originally approved by the Board of Directors on March 21, 2007 and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. Repurchases during the third quarter of 2015 included those for the KSOP and dividend reinvestment plans and to facilitate the payment of withholding taxes for a former ESB employee’s stock compensation transaction.

On October 23, 2015 the Board of Directors approved a stock repurchase plan for up to an additional one million shares to also be acquired and with terms determined at the discretion of WesBanco, for general corporate purposes.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2015				328,062

July 1, 2015 to July 31, 2015
Open market repurchases	—	—	—	328,062
Other transactions (1)	17,386	$34.74	N/A	N/A

August 1, 2015 to August 31, 2015
Open market repurchases	—	—	—	328,062
Other transactions (1)	2,106	$32.38	N/A	N/A

September 1, 2015 to September 30, 2015
Open market repurchases	—	—	—	328,062
Other repurchases (2)	13,878	$30.79	13,878	314,184
Other transactions (1)	1,896	30.99	N/A	N/A

Third Quarter 2015
Open market repurchases	—	—	—	328,062
Other repurchases (2)	13,878	$30.79	13,878	314,184
Other transactions (1)	21,388	34.17	N/A	N/A

Total	35,266	$32.84	13,878	314,184

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
(2)	Consists of shares purchased from a former ESB employee for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: October 29, 2015	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2015	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)