Form 10-K
period 2015-12-31
WESBANCO INC
filed 2016-02-26
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2015, determined using a per share closing price on that date of $34.02, was $1,225,414,314.

As of February 18, 2016, there were 38,342,535 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement which will be filed by April 30, 2016 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2016 are incorporated by reference into Part III of this Form 10-K.

WESBANCO, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

GENERAL

Wesbanco, Inc. (“WesBanco”), a bank holding company incorporated in 1968 and headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco offers these services through two reportable segments, community banking and trust and investment services. For additional information regarding WesBanco’s business segments please refer to Note 22, “Business Segments” in the Consolidated Financial Statements.

At December 31, 2015, WesBanco operated one commercial bank, Wesbanco Bank, Inc. (“WesBanco Bank” or the “Bank”), through 141 offices, one loan production office and 129 ATM machines located in West Virginia, Ohio, and western Pennsylvania. Total assets of WesBanco Bank as of December 31, 2015 approximated $8.5 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $3.6 billion as of December 31, 2015. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

On February 10, 2015, WesBanco completed the acquisition of ESB Financial Corporation (“ESB”), a Pennsylvania thrift holding company based in Ellwood City, Pennsylvania with $1.9 billion in assets and 23 branches. The transaction has expanded WesBanco’s franchise in the Pittsburgh and western Pennsylvania region.

WesBanco offers additional services through its non-banking subsidiaries, WesBanco Insurance Services, Inc. (“WesBanco Insurance”), a multi-line insurance agency specializing in property, casualty, life and title insurance, with benefit plan sales and administration for personal and commercial clients; and WesBanco Securities, Inc. (“WesBanco Securities”), a full service broker-dealer, which also offers discount brokerage services.

WesBanco Asset Management, Inc., which was incorporated in 2002, holds certain investment securities and loans in a Delaware-based subsidiary.

WesBanco Properties, Inc. holds certain commercial real estate properties. The commercial property is leased to WesBanco Bank and to certain non-related third parties.

WesBanco has eight capital trusts which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to WesBanco. For more information regarding WesBanco’s issuance of trust preferred securities please refer to Note 11, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

In connection with WesBanco’s acquisition of ESB on February 10, 2015, WesBanco acquired ESB’s wholly owned subsidiary AMSCO, Inc., (“AMSCO”). AMSCO engages in the management of certain real estate development and construction of 1-4 family residential units through seven joint venture partnerships. For more information please refer to Note 8, “Investments in Limited Partnerships” in the Consolidated Financial Statements.

WesBanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds”. The fund family is comprised of the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Small Company Growth Fund, the WesMark Government Bond Fund, and the WesMark West Virginia Municipal Bond Fund.

As of December 31, 2015, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and none had transactions with customers in foreign countries.

EMPLOYEES

There were 1,633 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2015. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2015 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, in the “About Us” section through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2015, WesBanco will provide, without charge, a printed copy of this 2015 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: Linda Woodfin, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 234-9201.

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

As indicated above, WesBanco presently operates one bank subsidiary, WesBanco Bank. The Bank is a West Virginia banking corporation and is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) and the West Virginia Division of Financial Institutions. The deposits of WesBanco Bank are insured by the Deposit Insurance Fund of the FDIC. WesBanco’s non-bank subsidiaries are subject to examination and supervision by the Federal Reserve Board and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC, the Financial Institution Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board and the Securities Investors Protection Corporation. WesBanco Bank maintains one designated financial subsidiary, WesBanco Insurance, which, as indicated above, is a multi-line insurance agency specializing in property, casualty, life and title insurance, with benefit plan sales and administration for personal and commercial clients.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2015, WesBanco declared cash dividends to its common shareholders of approximately $35.4 million.

As of December 31, 2015, WesBanco Bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. Beginning January 1, 2016, WesBanco Bank and WesBanco will be subject to “capital buffer” rules, which will require WesBanco and WesBanco Bank to have capital levels above the regulatory minimums in order to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2015, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $51.3 million from WesBanco Bank. Additional information regarding dividend restrictions is set forth in Note 20, “Regulatory Matters,” in the Consolidated Financial Statements.

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

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. In 2015, WesBanco Bank paid deposit insurance premiums of $4.1 million, compared to $3.0 million and $3.4 million in 2014 and 2013, respectively. The increase from prior years was due to a larger assessment base from the ESB acquisition. WesBanco Bank’s capital, net income and loan quality financial ratios used to calculate the assessment rate have continually improved, leading to a decrease in the assessment rate.

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

Generally, under the applicable guidelines, a financial institution’s capital is divided into common equity Tier 1 (“CET1”), total Tier 1 and Tier 2. CET1 includes common shares and retained earnings less goodwill, intangible assets subject to limitation and certain deferred tax assets subject to limitation. In addition under the final capital rule, an institution may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If an institution does not make this election, unrealized gains and losses will be included in the calculation of its CET1. Total Tier 1 is comprised of CET1 and certain restricted capital instruments, including qualifying cumulative perpetual preferred stock and qualifying trust preferred securities, in their Tier 1 capital, up to a limit of 25% of Tier 1 capital. (See below within this section for more information regarding the capital treatment of trust preferred securities.)

Tier 2, or supplementary capital, includes, among other things, portions of trust preferred securities and cumulative perpetual preferred stock not otherwise counted in Tier 1 capital, as well as perpetual preferred stock, intermediate-term preferred stock, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, term subordinated debt, unrealized holding gains on equity securities, and the allowance for loan and lease losses, all subject to certain limitations. “Total capital” is the sum of Tier 1 and Tier 2 capital. The amount of Tier 2 capital that exceeds the amount of Tier 1 capital must be excluded from the total capital calculation.

The Federal Reserve Board has established the following minimum capital levels banks and bank holding companies are required to maintain: (i) CET1 of at least 4.5%, (ii) Tier 1 capital ratio of at least 6%, (iii) total capital ratio (Tier 1 and Tier 2 capital) of at least 8%; and (iv) a non-risk-based leverage ratio (Tier 1 capital to average consolidated assets) of 4%. Additionally, when the final capital rule is fully implemented, it will require an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the minimum risk-based capital requirements to avoid restrictions on the ability to pay dividends, discretionary bonuses to executive officers, and engage in share repurchases.

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

As of December 31, 2015, WesBanco’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 11.66%, 13.35% and 14.11%, respectively. As of December 31, 2015, WesBanco Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2015, WesBanco’s leverage ratio was 9.38%.

As of December 31, 2015, WesBanco had $106.2 million in junior subordinated debt on its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, Trust Preferred Securities totaling $103.0 million underlying such junior subordinated debt were included in Tier 1 capital as of December 31, 2015, in accordance with regulatory reporting requirements. In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. The final Basel III capital rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions of less than $15 billion in size, subject to a 25% limit of Tier 1 capital. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. For more information regarding trust preferred securities, please refer to Note 11, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a new common equity Tier 1 ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2015, WesBanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

Bank holding companies will be subjected to increased capital requirements (discussed above under “Item 1. Business—Capital Requirements”). A provision known as the Volcker Rule limits WesBanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in hedge funds or private equity funds. In December 2013, U.S. federal banking agencies issued joint final rules implementing this provision. The rules were effective April 1, 2014, and WesBanco is expected to bring its activities and investments into full compliance by July 21, 2017. Additionally, an interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. This interim final rule issued in January 2014 did not have a material impact on WesBanco for the year ended December 31, 2015.

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

All banks and other insured depository institutions will have increased authority to open new branches across state lines (discussed above under “Item 1. Business—Supervision and Regulation”). A provision authorizing insured depository institutions to pay interest on checking accounts will likely increase WesBanco’s interest expenses. The Consumer Financial Protection Bureau (the “CFPB”), created by the Dodd-Frank Act, has the authority to write rules implementing numerous consumer protection laws applicable to all banks (discussed below under “Item 1. Business—Consumer Protection Laws”).

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, all banks are subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act (“TILA”), the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (“RESPA”), the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. The new CFPB created by the Dodd-Frank Act now has consolidated authority to write regulations implementing these and other laws. WesBanco’s other subsidiaries that provide services relating to consumer financial products and services will also be subject to the CFPB’s regulations. As an institution with assets of less than $10 billion, WesBanco Bank will continue to be examined by the FDIC for compliance with these rules. Relating to mortgage lending, the Dodd-Frank Act authorized the CFPB to issue new regulations governing the ability to repay (“ATR”), qualified mortgages (“QM”), mortgage servicing, appraisals and compensation of mortgage lenders, all of which have been issued and have taken effect. They limit the mortgage products offered by the Bank and have an impact on timely enforcement of delinquent mortgage loans. In addition, the Dodd-Frank Act required the Federal Reserve Board to write rules to limit debit card interchange fees to those “reasonable and proportional” to the cost of transactions, which were effective on October 1, 2011. Even though the limits on debit card interchange fees apply only to institutions with more than $10 billion in assets, market forces may over time limit debit card interchange fees as a source of revenue for all banks, including smaller banks like WesBanco Bank.

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

The Dodd-Frank Act also directed the CFPB to integrate the mortgage loan disclosures under TILA and RESPA. The CFPB issued new integrated disclosures rules (“TRID”) which became effective October 3, 2015, and which have combined the prior good faith estimate and truth in lending disclosure form into a new form, the loan estimate. They have also combined the HUD-1 and final truth in lending disclosure forms into a new form, the closing disclosure. The new rule is extremely complex (approximately 1900 pages), contains significant uncertainties as to penalties, some of which can be quite material, contains prohibitions against correcting even technical mistakes, creates uncertainty regarding last minute changes in the transaction and has triggered significant ambiguity in compliance. Thus for covered transactions and most closed-end consumer credit transactions secured by real property, the TRID rules have presented significant and ongoing challenges to real estate lenders.

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

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

WesBanco Bank serves both individuals and business customers throughout West Virginia, Ohio and western Pennsylvania. The substantial majority of WesBanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of WesBanco are affected by local and regional economic conditions. A downturn in these economies could have a negative impact on WesBanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of WesBanco’s loan portfolio requiring WesBanco to charge-off a higher percentage of loans and/or increase its allowance for loan losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by WesBanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result the Bank may have to borrow funds at higher rates in order to meet liquidity needs. Lower oil and gas prices have reduced shale gas activity in the region which may negatively impact local and regional economic conditions and affect both commercial and retail customers, resulting in lower deposits and credit deterioration in the loan portfolio. These events may have a negative impact on WesBanco’s earnings and financial condition.

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

SIGNIFICANT DECLINES IN U.S. AND GLOBAL MARKETS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

The capital and credit markets could experience extreme disruption. These conditions result in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency in certain asset types. In many cases, markets could exert downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Sustained weakness in business and economic conditions in any or all of the domestic or foreign financial markets could result in credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors that (such as lack of liquidity for re-sales, absence of reliable pricing information or unanticipated changes in the competitive market) could result in us having to recognize other-than-temporary impairment in the value of such investment securities, with a corresponding charge against earnings. Furthermore, our pension assets are primarily invested in equity and debt securities, and weakness in capital and credit markets could result in deterioration of these assets, and changes in certain key pension assumptions based on current interest rates, long-term rates of return and other economic or actuarial assumptions may increase minimum funding contributions and future pension expense. If the markets deteriorate further, these conditions may be material to WesBanco’s ability to access capital and may adversely impact results of operations.

Further, WesBanco’s trust and investment services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decline, the Bank’s revenue could be negatively impacted.

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2015, approximately 35% of WesBanco’s total securities portfolio was invested in municipal bonds. Although WesBanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which WesBanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of WesBanco’s municipal portfolio is comprised of Build America bonds. Due to the current government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions (ERP) may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, WesBanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force WesBanco to sell a municipal bond at a price where amortized cost may not be recovered. Any of the above default risks, early redemption risks and credit risks could cause WesBanco to take impairment charges, which could be significant, that would negatively impact earnings.

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Under current accounting standards, if WesBanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2015 and concluded that no impairment charge was necessary for the year ended December 31, 2015. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

As of December 31, 2015, WesBanco had $106.2 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $103.0 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The Dodd-Frank Act required the federal banking agencies to develop new consolidated capital requirements applicable to bank holding companies and banks. Rules issued in 2013 generally exclude trust preferred securities from Tier 1 capital beginning in 2015, however, a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature.

In addition, new international capital standards known as Basel III, which were implemented by a U.S. federal banking agencies’ joint final rule issued in July 2013, and effective January 1, 2015, further increases the minimum capital requirements applicable to WesBanco and the Bank, which may negatively impact both entities. Additional information about these changes in capital requirements are described above in “Item 1. Business—Capital Requirements.”

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

ADDITIONAL GROWTH WILL SUBJECT WESBANCO TO ADDITIONAL REGULATION AND INCREASED SUPERVISION.

The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. WesBanco had $8.5 billion in assets as of December 31, 2015. Additional growth that results in WesBanco having assets of $10 billion or more would subject WesBanco to the following:

•	Supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws;

•	Regulatory stress testing requirements, whereby WesBanco would be required to conduct an annual stress test (using assumptions for baseline, adverse and severely adverse scenarios);

•

A modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the reserve ratio;

•	Heightened compliance standards under the Volcker Rule;

•	Reduced debit card interchange revenue from applicability of the Durbin Amendment; and

•	Enhanced supervision as a larger financial institution.

The imposition of these regulatory requirements and increased supervision may require additional commitment of financial resources to regulatory compliance and may increase WesBanco’s cost of operations. Further, the results of the stress testing process may lead WesBanco to retain additional capital or alter the mix of its capital components.

LIMITED AVAILABILITY OF BORROWINGS AND LIQUIDITY FROM THE FEDERAL HOME LOAN BANK SYSTEM AND OTHER SOURCES COULD NEGATIVELY IMPACT EARNINGS.

WesBanco Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and while it retains certain short-term borrowings from the FHLB of Cincinnati from prior bank acquisitions, it is no longer considered a member bank of such FHLB. Membership in this system of quasi-governmental, regional home-loan oriented agency banks allows us to participate in various programs offered by the FHLB. We borrow funds from the FHLB, which are secured by a blanket lien on certain residential and commercial mortgage loans, and if applicable, investment securities with collateral values in excess of the outstanding balances. Future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. The FHLB’s rating assigned to WesBanco Bank may also negatively impact the amount of term collateral and other conditions imposed by the FHLB upon WesBanco Bank. Should these situations occur, WesBanco’s short-term liquidity needs could be negatively impacted. If WesBanco was restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, WesBanco may be forced to find alternative funding sources. If WesBanco is required to rely more heavily on higher cost funding sources, revenues may not increase proportionately to cover these costs, which would adversely affect WesBanco’s results of operations and financial position.

WESBANCO’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS DEPEND ON THE SUCCESSFUL GROWTH OF ITS SUBSIDIARIES.

WesBanco’s primary business activity for the foreseeable future will be to act as the holding company of its banking and other subsidiaries. Therefore, WesBanco’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of WesBanco’s growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money or be dilutive to earnings per share, particularly for the first few years. A new bank or company may bring with it unexpected liabilities, bad loans, or poor employee relations, or the new bank or company may lose customers and the associated revenue. Dilution of book and tangible book value may occur as a result of an acquisition that may not be earned back for several years, if at all.

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

FUTURE EXPANSION BY WESBANCO MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS WELL AS DILUTE THE INTERESTS OF OUR SHAREHOLDERS AND NEGATIVELY AFFECT THE PRICE OF OUR COMMON STOCK.

WesBanco may acquire other financial institutions, or branches or assets of other financial institutions, in the future. WesBanco may also open new branches and enter into new lines of business or offer new products or services. Any such expansion of our business will involve a number of expenses and risks, which may include:

•	the time and expense associated with identifying and evaluating potential expansions;

•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target institutions;

•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•	the risk we could discover undisclosed liabilities resulting from any acquisitions for which we may become responsible;

•	our financing of the expansion;

•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	entry into unfamiliar markets;

•	the introduction of new products and services into our existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;

•

the risk that benefits such as enhanced earnings that we anticipate from any new acquisitions may not develop and future results of the combined companies may be materially lower from those estimated; and

•	the risk of loss of key employees and customers.

We can give no assurance that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders. WesBanco completed the acquisition of ESB on February 10, 2015 and integration issues such as those described above could be experienced in the future as a result.

HIGHER FDIC DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS COULD ADVERSELY AFFECT WESBANCO’S FINANCIAL CONDITION.

Since 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. In order to restore reserve ratios of the deposit insurance fund, the FDIC has in the past few years significantly increased the assessment rates paid by financial institutions for deposit insurance. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions, and in November 2009, it adopted a rule requiring banks to prepay their FDIC assessments for years through 2012, which accompanied a rate increase beginning in 2011. While the Deposit Insurance Fund balance has significantly improved since then, and a new assessment base that reduced rates for community banks was adopted in 2011, the FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. Additionally, as WesBanco’s total assets approach $10 billion, under the Dodd Frank Act, to the extent the FDIC increases reserves against future losses, the increased assessments are to be borne primarily by institutions with assets of greater than $10 billion. Additional increases in FDIC insurance premiums and future special assessments may adversely affect WesBanco’s results of operations and financial condition.

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

LOSS OF KEY EMPLOYEES COULD IMPACT GROWTH AND EARNINGS AND MAY HAVE AN ADVERSE IMPACT ON BUSINESS.

Our operating results and ability to adequately manage our growth are highly dependent on the services, managerial abilities and performance of our key employees, including executive officers and senior management. Our success depends upon our ability to attract and retain highly skilled and qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of this management and personnel. The loss of services, or the inability to successfully complete planned or unplanned transitions of key personnel approaching normal retirement age, could have an adverse impact on WesBanco’s business, operating results and financial condition because of their skills, knowledge of the local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

A HIGH PERCENTAGE OF WESBANCO’S LOAN PORTFOLIO IS IN WEST VIRGINIA, OHIO, AND PENNSYLVANIA AND IN COMMERCIAL AND RESIDENTIAL REAL ESTATE. DETERIORATIONS IN ECONOMIC CONDITIONS IN THIS AREA OR IN THE REAL ESTATE MARKET GENERALLY COULD BE MORE HARMFUL TO THE COMPANY COMPARED TO MORE DIVERSIFIED INSTITUTIONS.

As of December 31, 2015, approximately 25% of WesBanco’s loan portfolio was comprised of residential real estate loans, and 45% was comprised of commercial real estate loans.

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

The company’s CRE loan portfolio is concentrated in West Virginia, Ohio and Pennsylvania. There are a wide variety of economic conditions within the local markets of the three states in which most of the company’s CRE loan portfolio will be situated. Rates of employment, consumer loan demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas, cities and towns. Metropolitan markets comprise various submarkets where property values and demand can be affected by many factors, such as demographic makeup, geographic features, transportation, recreation, local government, school systems, utility infrastructure, tax burden, building-stock age, zoning and building codes, and available land for development. As a result of the high concentration of the company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market, which could lead to losses which could have a material adverse effect on the business, financial condition and results of operations of the company.

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

WesBanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2015, WesBanco operated 141 banking offices in West Virginia, Ohio and western Pennsylvania, of which 112 were owned and 29 were leased. WesBanco also operated one loan production office leased in western Pennsylvania. These leases expire at various dates through April 2034 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

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

At various building locations, WesBanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $0.6 million, $0.7 million and $0.8 million in 2015, 2014 and 2013, respectively. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

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

On January 15, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, ESB, ESB Bank, WesBanco and the Director Defendants (ESB, ESB Bank, WesBanco and the Director Defendants, collectively the “Defendants”) entered into a Memorandum of Settlement (the “MOS”) with the respective plaintiffs (collectively, the “Plaintiffs”) regarding the settlement of both the Federal Lawsuit and the Lawrence County Lawsuit. Pursuant to the MOS, ESB and WesBanco agreed to file with the SEC and make publicly available to shareholders of ESB and WesBanco supplemental disclosures provided on Form 8-K and the Plaintiffs agreed to release ESB, ESB Bank, WesBanco and the Director Defendants from all claims related to the Merger Agreement and the Merger, subject to approval of the Federal District Court. The court approved the settlement contemplated in the MOS on September 21, 2015, and both the Federal Lawsuit and the Lawrence County Lawsuit were dismissed with prejudice, and all claims that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith were released and barred. ESB or its successor or insurer paid the fees and expenses awarded by the court. The parties prepared a stipulation of settlement which was entered into by the parties and filed with the court on April 28, 2015. By Order dated July 2, 2015, the Federal district Court made preliminary determinations regarding (i) certification of a class of ESB shareholders such that notice could be disseminated to class members relating to, among other things, the Federal Lawsuit, the Lawrence County Lawsuit, the settlement contemplated in the MOS (the “Settlement”), a final hearing to approve the Settlement and the right of class members to participate in such hearing, and (ii) the role of Mr. Elliott and his counsel as Class Representative and Class Counsel, respectively. A final hearing was held on September 21, 2015, the Settlement was approved by the Court and the matter has now been dismissed.

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

ESB and the other Defendants vigorously denied, and continue to vigorously deny, that they committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were alleged in the lawsuits, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with their fiduciary and other legal burdens and entered into the MOS solely to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest. Nothing in the MOS or any stipulation of settlement shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth therein.

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

WesBanco’s common stock is quoted on the NASDAQ Global Stock Market under the symbol WSBC. The approximate number of record holders of WesBanco’s $2.0833 par value common stock as of February 17, 2016 was 6,224, not including shares held in nominee positions. The number of holders does not include WesBanco employees who have purchased stock or had stock allocated to them through WesBanco’s Employee Stock Ownership and 401(k) plan (the “KSOP”). All WesBanco employees who meet the eligibility requirements of the KSOP are included in this retirement plan.

The table below presents for each quarter in 2015 and 2014, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2015			2014
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$34.32	$29.49	$0.230	$35.70	$29.71	$0.220
Third quarter	36.11	29.26	0.230	32.11	28.87	0.220
Second quarter	35.39	30.75	0.230	32.49	28.27	0.220
First quarter	35.08	30.11	0.230	32.38	26.77	0.220

In April 2015, WesBanco shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

In May 2015, WesBanco repurchased from the United States Department of the Treasury (“Treasury”) a warrant to purchase 101,320.6 shares of the Company’s common stock. This warrant was acquired through WesBanco’s acquisition of Fidelity Bancorp, Inc. (“Fidelity’) in 2012 and was originally issued by Fidelity pursuant to the Treasury’s Capital Purchase Program established as part of the Troubled Asset Relief Program. The purchase price paid by WesBanco to the Treasury for the warrant was $2.2 million.

At December 31, 2015, WesBanco had eight capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities and lending the proceeds to WesBanco. The debentures and trust preferred securities issued by the trusts provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest, it may not declare or pay any dividends on its common stock during any such period. For additional disclosure relating to WesBanco Trust Preferred Securities, refer to Note 11, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts” in the Consolidated Financial Statements.

Federal and state laws impose restrictions on the ability of the Bank to pay dividends, which restrictions are more fully described in “Item 1. Business—Payment of Dividends.”

As of December 31, 2015, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

Repurchases in the fourth quarter include those for the KSOP and dividend reinvestment plans, repurchases to facilitate stock compensation transactions, and repurchases for general corporate purposes.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in WesBanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2015				313,564

October 1, 2015 to October 31, 2015
Open market repurchases	—	$—	—	313,564
Other repurchases (1)	5,530	31.81	5,530	308,034
Other transactions (2), (3)	17,711	31.71	N/A	1,308,034

November 1, 2015 to November 30, 2015
Open market repurchases	—	—	—	1,308,034
Other repurchases (1)	32	31.41	32	1,308,002
Other transactions (2)	2,258	29.38	N/A	N/A

December 1, 2015 to December 31, 2015
Open market repurchases	55,000	30.07	55,000	1,253,002
Other repurchases (1)	742	33.95	742	1,252,260
Other transactions (2)	1,489	30.89	N/A	N/A

Fourth Quarter 2015
Open market repurchases	55,000	30.07	55,000	N/A
Other repurchases (1)	6,304	32.06	6,304	N/A
Other transactions (2)	21,458	31.41	N/A	N/A

Total	82,762	$30.57	61,304	1,252,260

(1)	Consists of shares purchased to facilitate in the termination of ESB’s ESOP plan and from employees for the payment of withholding taxes to facilitate in the vesting of various stock compensation plans.
(2)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
(3)	Reflects the impact of an additional 1.0 million shares approved on October 22, 2015.

N/A—Not applicable

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index, and the SNL Small Cap Bank Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2010 with reinvestment of dividends.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
WesBanco, Inc.	100.00	106.01	125.23	185.63	207.58	184.32
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Small Cap Bank Index	100.00	95.51	111.26	155.17	163.56	179.12

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2015. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. WesBanco’s acquisitions during the five years ended December 31, 2015 include ESB on February 10, 2015 and Fidelity on November 30, 2012 and include the results of operations since the date of acquisition.

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2015	2014	2013	2012	2011
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$2.15	$2.39	$2.18	$1.84	$1.65
Earnings per common share—diluted	2.15	2.39	2.18	1.84	1.65
Dividends declared per common share	0.92	0.88	0.78	0.70	0.62
Book value at year end	29.18	26.90	25.59	24.45	23.80
Tangible book value at year end (1)	16.51	16.09	14.68	13.48	13.29
Average common shares outstanding—basic	37,488,331	29,249,499	29,270,922	26,867,227	26,614,697
Average common shares outstanding—diluted	37,547,127	29,333,876	29,344,683	26,888,847	26,615,281
SELECTED BALANCE SHEET INFORMATION
Securities	$2,422,450	$1,511,094	$1,532,906	$1,623,753	$1,609,265
Loans held for sale	7,899	5,865	5,855	21,903	6,084
Net portfolio loans	5,024,132	4,042,112	3,847,549	3,635,063	3,184,558
Total assets	8,470,298	6,296,565	6,144,773	6,078,717	5,536,030
Deposits	6,066,299	5,048,983	5,062,530	4,944,284	4,393,866
Total FHLB and other borrowings	1,123,106	303,816	190,044	254,158	365,073
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,176	106,137	113,832	106,066
Shareholders’ equity	1,122,132	788,190	746,595	714,184	633,790
SELECTED RATIOS
Return on average assets	0.99%	1.12%	1.05%	0.88%	0.81%
Return on average tangible assets (1)	1.08	1.20	1.13	0.96	0.88
Return on average equity	7.62	8.97	8.72	7.54	7.01
Return on average tangible equity (1)	13.41	15.39	15.79	13.57	13.18
Net interest margin (2)	3.41	3.61	3.58	3.53	3.66
Efficiency ratio (1)	57.05	59.59	60.99	60.98	59.50
Average loans to average deposits	78.53	76.89	75.28	74.15	76.32
Allowance for loan losses to total loans	0.82	1.09	1.22	1.43	1.69
Allowance for loan losses to total non-performing loans	92.84	87.76	91.99	82.79	63.07
Non-performing assets to total assets	0.60	0.89	0.92	1.15	1.62
Net loan charge-offs to average loans	0.23	0.23	0.38	0.66	1.30
Average shareholders’ equity to average assets	13.04	12.48	12.00	11.71	11.49
Tangible equity to tangible assets (1)	7.95	7.88	7.35	6.84	6.73
Tier 1 leverage ratio	9.38	9.88	9.27	9.34	8.71
Tier 1 capital to risk-weighted assets	13.35	13.76	13.06	12.82	12.68
Total capital to risk-weighted assets	14.11	14.81	14.19	14.07	13.93
Common equity tier 1 capital ratio (CET 1)	11.66	N/A	N/A	N/A	N/A
Dividend payout ratio	42.79	36.82	35.78	38.04	37.58
Trust assets at market value (3)	$3,625,411	$3,840,540	$3,688,734	$3,238,556	$2,973,352

(1)	See non-GAAP Measures with this “Item 6. Selected Financial Data” for additional information relating to the calculation of this item.
(2)	Presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

N/A—not applicable

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
SUMMARY STATEMENTS OF INCOME
Interest and dividend income	$261,712	$215,991	$217,890	$211,686	$224,167
Interest expense	24,725	22,763	32,403	43,335	54,802

Net interest income	236,987	193,228	185,487	168,351	169,365
Provision for credit losses	8,353	6,405	9,086	19,874	35,311

Net interest income after provision for credit losses	228,634	186,823	176,401	148,477	134,054
Non-interest income	74,466	68,504	69,285	64,775	59,888
Non-interest expense	193,923	161,633	160,998	150,120	140,295

Income before provision for income taxes	109,177	93,694	84,688	63,132	53,647
Provision for income taxes	28,415	23,720	20,763	13,588	9,838

Net income	$80,762	$69,974	$63,925	$49,544	$43,809

Earnings per common share—basic	$2.15	$2.39	$2.18	$1.84	$1.65

Earnings per common share—diluted	$2.15	$2.39	$2.18	$1.84	$1.65

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

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Tangible equity to tangible assets:
Total shareholders’ equity	$1,122,132	$788,190	$746,595	$714,184	$633,790
Less: goodwill and other intangible assets, net of deferred tax liability	(487,270)	(316,914)	(318,161)	(320,399)	(279,967)

Tangible equity	634,862	471,276	428,434	393,785	353,823
Total assets	8,470,298	6,296,565	6,144,773	6,078,717	5,536,030
Less: goodwill and other intangible assets, net of deferred tax liability	(487,270)	(316,914)	(318,161)	(320,399)	(279,967)

Tangible assets	7,983,028	5,979,651	5,826,612	5,758,318	5,256,063

Tangible equity to tangible assets	7.95%	7.88%	7.35%	6.84%	6.73%

Tangible book value:
Total shareholders’ equity	$1,122,132	$788,190	$746,595	$714,184	$633,790
Less: goodwill and other intangible assets, net of deferred tax liability	(487,270)	(316,914)	(318,161)	(320,399)	(279,967)

Tangible equity	634,862	471,276	428,434	393,785	353,823
Common shares outstanding	38,459,635	29,298,188	29,175,236	29,214,660	26,629,360

Tangible book value at year end	$16.51	$16.09	$14.68	$13.48	$13.29

Return on average tangible equity:
Net income	$80,762	$69,974	$63,925	$49,544	$43,809
Add: amortization of intangibles, net of tax	2,038	1,248	1,487	1,398	1,566

Net income before amortization of intangibles	82,800	71,222	65,412	50,942	45,375
Average total shareholders’ equity	1,059,490	780,423	733,249	656,684	625,061
Less: average goodwill and other intangibles, net of deferred tax liability	(442,215)	(317,523)	(318,913)	(281,326)	(280,718)

Average tangible equity	617,275	462,900	414,336	375,358	344,343

Return on average tangible equity	13.41%	15.39%	15.79%	13.57%	13.18%

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Return on average tangible assets:
Net income	$80,762	$69,974	$63,925	$49,544	$43,809
Add: amortization of intangibles, net of tax	2,038	1,248	1,487	1,398	1,566

Net income before amortization of intangibles	82,800	71,222	65,412	50,942	45,375
Average total assets	8,123,981	6,253,253	6,109,311	5,606,386	5,440,243
Less: average goodwill and other intangibles, net of deferred tax liability	(442,215)	(317,523)	(318,913)	(281,326)	(280,718)

Average tangible assets	7,681,766	5,935,730	5,790,398	5,325,060	5,159,525

Return on average tangible assets	1.08%	1.20%	1.13%	0.96%	0.88%

Efficiency Ratio
Non-interest expense	$193,923	$161,633	$160,998	$150,120	$140,295
Less: restructuring and merger-related expense	(11,082)	(1,309)	(1,310)	(3,888)	—

Non-interest expense excluding restructuring and merger-related expense	182,841	160,324	159,688	146,232	140,295
Net interest income on a fully taxable equivalent basis	246,014	200,545	192,556	175,027	175,885
Non-interest income	74,466	68,504	69,285	64,775	59,888

Net interest income on a fully taxable equivalent basis plus non-interest income	320,480	269,049	261,841	239,802	235,773

Efficiency Ratio	57.05%	59.59%	60.99%	60.98%	59.50%

Net income, excluding after-tax merger-related expenses:
Net income	$80,762	$69,974	$63,925	$49,544	$43,809
Add: after-tax merger-related expenses (1)	7,203	851	851	2,527	—

Net income, excluding after-tax merger-related expenses	$87,965	$70,825	$64,776	$52,071	$43,809

Net income, excluding after-tax merger-related expenses per diluted share:
Net income per diluted share	$2.15	$2.39	$2.18	$1.84	$1.65
Add: after-tax merger-related expenses per diluted share (1)	0.19	0.03	0.03	0.09	—

Net income, excluding after-tax merger-related expenses per diluted share	$2.34	$2.42	$2.21	$1.93	$1.65

Return on average tangible equity, excluding after-tax merger-related expenses:
Net income	$80,762	$69,974	$63,925	$49,544	$43,809
Add: after-tax merger-related expenses (1)	7,203	851	851	2,527	—
Add: amortization of intangibles, net of tax	2,038	1,248	1,487	1,398	1,566

Net income before amortization of intangibles	90,003	72,073	66,263	53,469	45,375
Average total shareholders’ equity	1,059,490	780,423	733,249	656,684	625,061
Less: average goodwill and other intangibles, net of deferred tax liability	(442,215)	(317,523)	(318,913)	(281,326)	(280,718)

Average tangible equity	617,275	462,900	414,336	375,358	344,343

Return on average tangible equity, excluding after-tax merger-related expenses	14.58%	15.57%	15.99%	14.24%	13.18%

(1)	Tax effected at 35%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended March 31, June 30 and September 30, 2015, respectively, and documents subsequently filed by WesBanco which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

The evaluation includes an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain commercial loans for impairment. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies, the volatility of historical loss rates, the velocity of changes in historical loss rates, and regulatory guidance pertaining to the allowance for credit losses. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial real estate and commercial and industrial loans greater than $1 million that are reported as non-accrual or a troubled debt restructuring (“TDR”) are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for loans that are not individually tested for impairment based on historical loss rates adjusted for the impact of the qualitative factors discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade or group of pass grades using a migration analysis. Historical loss rates for commercial real estate land and construction, residential real estate, home equity and consumer loans that are not risk graded are determined for the total of each category of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

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

Goodwill and Other Intangible Assets—WesBanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. At December 31, 2015, the carrying value of goodwill and other intangible assets was $480.6 million and $10.3 million, respectively, which represents approximately 42.8% and 0.9% of total shareholders’ equity, respectively. At December 31, 2015, WesBanco had one significant reporting unit with goodwill, community banking.

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

WesBanco concluded that goodwill at the reporting units was not impaired as of November 30, 2015 and determined that goodwill was not impaired as of December 31, 2015 as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2015, the date of the most recent goodwill impairment evaluation.

Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. Intangible assets with finite useful lives at December 31, 2015 are comprised of $10.2 million in core deposit intangibles held at the Bank and customer list intangibles of $0.1 million held at WesBanco Securities. At December 31, 2015 there were no indicators of impairment related to intangible assets with finite useful lives.

EXECUTIVE OVERVIEW

On February 10, 2015, WesBanco completed the acquisition of ESB, a Pennsylvania thrift holding company based in Ellwood City, Pennsylvania with approximately $1.9 billion in assets and 23 branches in southwestern Pennsylvania. As a result of organic growth and the acquisition, for the sixth consecutive year, financial performance improved in 2015 as WesBanco continued to achieve significant loan growth in the legacy markets and through the acquisition, maintained credit quality as the loan portfolio expanded, increased interest and non-interest income and enhanced operating efficiency through cost management programs.

Net income increased $10.8 million or 15.4% to $80.8 million. Net income excluding after-tax, merger related expenses(1) increased 24.2% to $88.0 million compared to $70.8 million for 2014. Net interest income improved $43.8 million or 22.6%, primarily through a 29.9% increase in earning assets from the acquisition and from 6.8% of organic loan growth, partially offset by a lower net interest margin of 3.41% compared to 3.61% in 2014. The margin decrease was from changes in asset mix, primarily through the transfer and restructuring of the ESB securities portfolio, as well as loan growth in the continued low interest rate environment, somewhat offset by continued lower funding costs as older higher rate CDs mature and are replaced by other lower cost deposits and FHLB loans. The provision for credit losses increased 30.4% due to organic loan growth in and stability or improvement in the quality inherent in the portfolio and associated credit quality metrics. Growth was achieved in certain categories of non-interest income: trust fees increased $0.8 million, service charges on deposits increased $0.6 million, electronic banking fees increased $1.7 million and securities brokerage revenue increased $0.8 million. In 2014, net gains / losses on other assets included a charge of $1.4 million to prepay a higher-rate repurchase agreement with another bank to reduce funding costs. Excluding merger related costs, non-interest expenses increased 14.0%, primarily in salaries and wages, employee benefits, net occupancy and equipment, relating primarily to the cost of ESB employees and facilities added to WesBanco operations in 2015. Overall WesBanco’s costs were well controlled in 2015 as WesBanco achieved the best efficiency ratio in the last five years of 57.05%(1).

Total assets at December 31, 2015 increased 34.5% or $2.2 billion compared to December 31, 2014, with approximately $1.9 billion from the acquisition of ESB and $0.2 billion from organic growth exclusive of ESB. Portfolio loans increased $979.1 million, with $701.0 million from the acquisition and $278.1 million from loan growth exclusive of ESB. Organic loan growth in 2015 was 6.8%, primarily achieved through $1.8 billion in loan originations compared to $1.4 billion last year. Organic loan growth occurred in all loan categories, with approximately 15.2% of the growth in commercial and industrial loans and 22.0% in home equity loans. Loan growth was driven by increased business activity, additional commercial and residential lending personnel in our urban markets, focused marketing efforts and continued improvement in loan origination processes. Deposits increased $1.0 billion compared to December 31, 2014, due to the acquisition. Non-interest bearing deposits, excluding $128.0 million from the acquisition, were up 11.5% over the last year. Excluding certificates of deposit and acquired deposits from ESB, deposits increased $166.8 million or 4.5% from December 31, 2014, with deposits from Marcellus and Utica shale gas customers contributing $140.9 million to the increase. Certificates of deposit, excluding $645.1 million from ESB, decreased $392.4 million from December 31, 2014 due to lower rate offerings for single service maturing CDs and customer preferences for other deposit types as we remix our deposits to emphasize multiple relationship customers.

WesBanco continues to maintain strong regulatory capital ratios after the ESB acquisition and implementation of the new BASEL III capital standards. At December 31, 2015, Tier I leverage was 9.38%, Tier I risk-based capital was 13.35%, and total risk-based capital was 14.11%. Both consolidated and bank-level regulatory capital ratios are well above the applicable, revised “well-capitalized” standards promulgated by bank regulators, as well as the recently finalized BASEL III capital standards. As required by BASEL III, a new ratio for 2015, the common equity Tier 1 capital ratio, was 11.66% for the fourth quarter of 2015, significantly above the requirement of 4.5%. Total tangible equity to tangible assets(1) was 7.95% at December 31, 2015, increasing from pre-acquisition 7.88% at December 31, 2014, and improved throughout 2015.

(1)	See non-GAAP Measures within Item 6. “Selected Financial Data” for additional information relating to the calculation of this item.

Strong earnings and improved total capital have enabled WesBanco to increase the quarterly dividend rate, at $0.23 per share for the fourth quarter, eight times over the last five years, cumulatively representing a 64% increase, with a 2015 increase of 5%. The dividend was increased again in February 2016 to $0.24 per share, a $0.01 per share or 4.3% increase to be paid April 1, 2016.

WesBanco had numerous operating accomplishments in 2015 including:

•

The ESB acquisition, effective on February 10, 2015, was the largest in our history. We are now the 10th largest full service financial institution in western Pennsylvania, which is also our largest market area.

•

We continuously improved the payment card environment for our customers. We can now provide the convenience of new or replacement debit cards within minutes at every WesBanco location. In February 2016 we begin a phased replacement of all existing debit cards with new cards that include chip technology, significantly improving security and mitigation of card fraud events.

•

Expense management continues to be a priority and has supported continued improvement of financial results. We have avoided excessive expense growth that often accompanies organizational growth, through structured project review programs, reasonable and effective day to day expense approval processes and a cost sensitive culture developed over many years. The 2015 efficiency ratio was 57.05%, an improvement of over 250 basis points compared to 2014.

Consistent enhancement of the products and processes that support customers and employees expands WesBanco’s growth opportunities and improves operating efficiency.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for 2015 was $80.8 million or $2.15 per diluted share compared to $70.0 million or $2.39 per diluted share for 2014. Net income excluding after-tax merger-related expenses (non-GAAP measure) increased 24.2% to $88.0 million compared to $70.8 million for 2014, while diluted earnings per share, excluding after-tax merger-related expenses (non-GAAP measure), totaled $2.34, compared to $2.41 per share for 2014.

Net interest income increased $43.8 million or 22.6% in 2015 compared to 2014 due to a 29.9% increase in average earning assets, primarily through the acquisition, and through a 6.7% increase in average loan balances, exclusive of ESB, partially offset by a 20 basis point decrease in the net interest margin. The net interest margin decreased to 3.41% in 2015 compared to 3.61% in 2014. The decrease in the net interest margin is primarily due to a change in the mix of investments to total average earning assets from 28.1% in 2014 to 32.3% in 2015, a 41 basis point decline in the average rate earned on securities due to lower yields from a restructuring of the ESB portfolio and a decrease of 14 basis points for total loans due to repricing of existing loans and competitive pricing on new loans. The lower rates were due to the low interest rate environment and were somewhat mitigated by a reduction in funding costs of 9 basis points.

The provision for credit losses increased 30.4% due to organic loan growth in 2015. Net charge-offs for 2015 as a percentage of average portfolio loans of 0.23% were unchanged from 2014. Non-performing loans, including TDRs, as well as criticized and classified loans, improved as a percentage of total portfolio loans from their pre-acquisition levels in the fourth quarter of 2014.

For 2015, non-interest income increased $6.0 million or 8.7% compared to 2014. Trust fees increased $0.8 million or 3.9% from customer and revenue development initiatives. Service charges on deposits increased $0.6 million or 3.8% from the addition of ESB and an overall evaluation of the fee schedule. Electronic banking fees increased $1.7 million or 13.0% from increases in transaction volume. Net securities brokerage revenue increased by $0.8 million or 11.1% through the addition of support and sales staff in several regions. Net gains on sales of mortgage loans increased $0.5 million or 29.1% from increases in originations and a larger percentage of originations being sold in the secondary market. Net losses on other assets improved by $1.4 million, due to a $1.4 million charge in the third quarter of 2014 relating to the prepayment of certain repurchase agreements.

Non-interest expense increased $32.3 million or 20.0% in 2015, principally from the ESB acquisition which increased assets by $1.9 billion, excluding goodwill, and added 23 offices to our branch network. Salaries and wages increased $9.9 million or 14.7%, due to a 13.0% increase in average full-time equivalent employees from the merger and routine annual adjustments to compensation, partially offset by increased deferrals of compensation costs on new loan originations. Employee benefits expense increased $5.4 million or 25.0%, primarily from increased pension, health insurance, social security contributions and other benefit plan costs. Net occupancy increased $1.5 million principally due to increased building-related costs including utilities, lease expense, and depreciation. Equipment costs increased $1.7 million related to continuous improvements in computer system infrastructure, and origination and customer support systems. Amortization of intangible assets increased $1.2 million from additional ESB intangible assets related to core deposits and non-compete agreements.

The provision for federal and state income taxes increased to $28.4 million in 2015 compared to $23.7 million in 2014. The increase in income tax expense was due to a $15.5 million increase in pre-tax income, which caused a higher effective tax rate of 26.0% compared to 25.3% for 2014.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Net interest income	$236,987	$193,228	$185,487
Taxable-equivalent adjustments to net interest income	9,027	7,317	7,069

Net interest income, fully taxable-equivalent	$246,014	$200,545	$192,556

Net interest spread, non-taxable-equivalent	3.19%	3.37%	3.32%
Benefit of net non-interest bearing liabilities	0.09%	0.11%	0.13%

Net interest margin	3.28%	3.48%	3.45%
Taxable-equivalent adjustment	0.13%	0.13%	0.13%

Net interest margin, fully taxable-equivalent	3.41%	3.61%	3.58%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of those assets and liabilities. Net interest income increased by $43.8 million or 22.6% in 2015 compared to 2014 due to a 29.9% increase in average earning assets, primarily through the acquisition, and through a 6.7% increase in average loan balances, exclusive of the ESB acquisition, partially offset by a 20 basis point decrease in the net interest margin. Average loan balances increased $886.8 million or 22.4% in 2015, of which $264.6 million of the increase was from organic loan growth. Total average deposits increased by $1.0 billion or 19.9% from 2014 due to the acquisition as all major categories within deposits increased. Overall, excluding CDs and acquired deposits from ESB, average deposits increased 5.5% in 2015 compared to 2014 with a decrease in total rate of 10 basis points on interest bearing deposits. These lower-cost and non-interest bearing deposit increases resulted from marketing campaigns, customer incentives, wealth management and business initiatives, as well as from Marcellus and Utica shale gas bonus and royalty payments. The net interest margin decreased to 3.41% in 2015 from 3.61% in 2014 due to an asset mix shift post-ESB, with investments comprising 32.3% of total average earning assets in 2015 compared to 28.1% in 2014, a 41 basis point decline in the average rate earned on securities due to lower yields from a restructuring of the ESB portfolio, and a decrease of 14 basis points for total loans. The cost of funds continued to improve in 2015, declining 9 basis points from 2014 due to maturities of higher rate CDs, increases in the percentage of lower-cost and non-interest bearing deposit balances to total deposits and from lower rates on FHLB and other borrowings. Excluding accretion of various purchase accounting adjustments related to recent acquisitions and the interest recognized on a tax refund in 2014, the net interest margin would have been 3.31% and 3.57%, respectively, for 2015 and 2014.

Interest income increased in 2015 by $45.7 million or 21.2% compared to 2014 due to higher average balances of earning assets from both the ESB acquisition and organic growth, partially offset by lower yields on loans and the investment portfolio. Loan yields decreased 14 basis points in 2015 from reduced rates on acquired, newly-originated and contractually-repricing assets due to the necessity of offering lower rates on quality credits in an increasingly competitive and low interest rate environment. However, the increase in average loan balances helped to mitigate the effect of the lower rates, as rates earned on loans are higher than those on securities and offer the highest rates for investment in earning assets. In 2015, average loans represented 67.1% of average earning assets, decreasing from 71.2% in 2014 due to the acquired ESB loan portfolio being smaller than the acquired and restructured investment portfolio. Total securities yields decreased in 2015 by 41 basis points from

3.21% to 2.80% due to lower yields on ESB’s retained securities portfolio and other purchased securities at current lower available rates. The former ESB securities portfolio was also restructured and not fully invested until June which accounted for approximately $0.8 million in potential lost interest income. Within the investment portfolio, the average rate on taxable and tax-exempt securities declined by 28 and 65 basis points, respectively, from 2014. The average balance of tax-exempt securities, which provide the highest yield within securities, increased $165.6 million or 41.1% over the last year, but were 24.4% of total average securities in 2015 compared to 25.8% in 2014, further contributing to the lower yield on securities. Average taxable securities balances increased by $598.6 million or 51.7% in 2015 as a significant portion of the acquired securities consisted of 10-15 year residential mortgage pools. Shorter-term mortgage pools reduce the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgeable securities.

Portfolio loans increased $979.1 million or 24.0% in 2015, with $701.0 million from the acquisition and $278.1 million from loan growth exclusive of ESB. Organic loan growth in 2015 was 6.8%, primarily achieved through $1.8 billion in loan originations compared to $1.4 billion last year. Organic loan growth occurred in all loan categories, with approximately 15.2% of the growth in commercial and industrial loans and 22.0% in home equity loans. Loan growth was driven by increased business activity, additional commercial and residential lending personnel in our urban markets, focused marketing efforts and continued improvement in loan origination processes.

Interest expense in 2015 increased $2.0 million or 8.6% from 2014, due to a $1.3 billion or 29.8% increase in average interest bearing liabilities, offset somewhat by a continued reduction in the rate paid. Total average interest bearing liabilities increased due to deposits from the ESB acquisition, increased organic deposits and increased FHLB borrowings, generally medium term. The average rate paid on interest bearing liabilities decreased 9 basis points to 0.43% in 2015 from 0.52% in 2014. Rates paid on interest bearing deposits were unchanged in all categories except certificates of deposit, which declined by 29 basis points from maturities on higher-rate CDs, combined with management reducing offered rates and the repricing of acquired CDs through purchase accounting on the acquisition date at lower market rates. Changes in the deposit funding mix partially offset the decrease in rates paid, with average certificates of deposit increasing to 34.8% of total average interest bearing deposits compared to 34.5% in 2014, due exclusively to the acquisition of ESB. WesBanco continued to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificate of deposit customers. To replace funding from the runoff of higher cost CDs, the average balance of FHLB borrowings increased in 2015 by $510.3 million compared to 2014 and was 10.4% of total average interest bearing liabilities as compared to 1.8% last year. The average rate on FHLB borrowings decreased 26 basis points from 1.19% in 2014 to 0.93% in 2015, due to the new borrowings having shorter term lengths and lower rates than maturing or prepaid borrowings.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks—interest bearing	$15,467	$27	0.17%	$25,713	$60	0.23%	$37,556	$84	0.22%
Loans, net of unearned income (1)	4,840,637	203,993	4.21%	3,953,823	172,182	4.35%	3,772,172	175,323	4.65%
Securities: (2)
Taxable	1,757,288	39,314	2.24%	1,158,738	29,233	2.52%	1,175,865	29,193	2.48%
Tax-exempt (3)	568,671	25,791	4.54%	403,088	20,906	5.19%	384,069	20,197	5.26%

Total securities	2,325,959	65,105	2.80%	1,561,826	50,139	3.21%	1,559,934	49,390	3.17%
Other earning assets (4)	28,721	1,614	5.61%	11,726	927	7.91%	15,165	162	1.07%

Total earning assets (3)	7,210,784	270,739	3.75%	5,553,088	223,308	4.02%	5,384,827	224,959	4.18%

Other assets	913,197			700,165			724,484

Total Assets	$8,123,981			$6,253,253			$6,109,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,143,965	$1,943	0.17%	$899,887	$1,568	0.17%	$858,679	$1,415	0.16%
Money market accounts	1,003,980	1,914	0.19%	972,496	1,877	0.19%	867,473	1,462	0.17%
Savings deposits	1,044,079	640	0.06%	822,221	532	0.06%	770,687	525	0.07%
Certificates of deposit	1,704,871	11,033	0.65%	1,418,459	13,286	0.94%	1,607,918	22,010	1.37%

Total interest bearing deposits	4,896,895	15,530	0.32%	4,113,063	17,263	0.42%	4,104,757	25,412	0.62%
Federal Home Loan Bank borrowings	591,506	5,510	0.93%	81,159	968	1.19%	62,344	1,151	1.85%
Other borrowings	109,165	370	0.34%	101,291	1,333	1.32%	142,992	2,525	1.77%
Junior subordinated debt	115,088	3,315	2.88%	106,156	3,199	3.01%	107,665	3,315	3.08%

Total interest bearing liabilities	5,712,654	24,725	0.43%	4,401,669	22,763	0.52%	4,417,758	32,403	0.73%
Non-interest bearing demand deposits	1,267,158			1,029,370			905,921
Other liabilities	84,679			41,791			52,383
Shareholders’ equity	1,059,490			780,423			733,249

Total Liabilities and Shareholders’ Equity	$8,123,981			$6,253,253			$6,109,311

Net interest spread			3.32%			3.50%			3.45%
Taxable-equivalent net interest margin (3)		$246,014	3.41%		$200,545	3.61%		$192,556	3.58%

(1)	Total loans are gross of the allowance for loan losses, include loans held for sale, and are adjusted for net deferred loan fees comprised of unearned income net of deferred loan costs.

Non-accrual loans were included in the average volume for the entire period. Net loan fees included in interest income on loans totaled $1.5 million, $3.5 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $3.9 million, $1.4 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, while accretion on interest bearing liabilities from prior acquisitions was $3.4 million, $0.7 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(4)	Interest income on other earning assets includes $0.6 million of a special dividend from FHLB Pittsburgh for the year ended December 31, 2015 and $0.5 million of interest on a federal income tax refund for the year ended December 31, 2014.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2015 Compared to 2014			2014 Compared to 2013
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$(26)	$(5)	$(31)	$(28)	$4	$(24)
Loans, net of unearned income	37,529	(5,718)	31,811	8,212	(11,353)	(3,141)
Taxable securities	13,699	(3,618)	10,081	(428)	468	40
Tax-exempt securities (2)	7,763	(2,878)	4,885	990	(280)	710
Other earning assets	1,019	(334)	685	(45)	810	765

Total interest income change (2)	59,984	(12,553)	47,431	8,701	(10,351)	(1,650)

Increase (decrease) in interest expense:
Interest bearing demand deposits	416	(41)	375	70	83	153
Money market	60	(23)	37	190	225	415
Savings deposits	137	(29)	108	33	(26)	7
Certificates of deposit	2,355	(4,608)	(2,253)	(2,371)	(6,353)	(8,724)
Federal Home Loan Bank borrowings	4,799	(257)	4,542	291	(474)	(183)
Other borrowings	96	(1,059)	(963)	(635)	(557)	(1,192)
Junior subordinated debt	261	(145)	116	(46)	(70)	(116)

Total interest expense change	8,124	(6,162)	1,962	(2,468)	(7,172)	(9,640)

Net interest income increase (decrease) (2)	$51,860	$(6,391)	$45,469	$11,169	$(3,179)	$7,990

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2)	The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses for the year ended December 31, 2015 increased $1.9 million or 30.4% to $8.4 million. This increase is primarily the result of overall loan growth as historical loss rates and other credit quality indicators either improved or were stable. The provision for credit losses was lower than net charge-offs by $2.8 million in 2015 and $2.9 million in 2014 due to recognition of losses in both years that were provided for in prior years as well as improved credit quality metrics. (Please see the “Credit Quality” and “Allowance for Credit Losses” sections of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Trust fees	$21,900	$21,069	$831	3.9
Service charges on deposits	16,743	16,135	608	3.8
Electronic banking fees	14,361	12,708	1,653	13.0
Net securities brokerage revenue	7,692	6,922	770	11.1
Bank-owned life insurance	4,863	4,614	249	5.4
Net gains on sales of mortgage loans	2,071	1,604	467	29.1
Net securities gains	948	903	45	5.0
Net gain / (loss) on other real estate owned and other assets	356	(1,006)	1,362	135.4
Net insurance services revenue	3,083	2,733	350	12.8
Other	2,449	2,822	(373)	(13.2)

Total non-interest income	$74,466	$68,504	$5,962	8.7

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income increased $6.0 million or 8.7% compared to 2014.

Trust fees increased $0.8 million or 3.9% from customer and revenue development initiatives. Total trust assets of $3.6 billion at December 31, 2015 decreased 5.6% from $3.8 billion at December 31, 2014 due to market value declines. At December 31, 2015, trust assets include managed assets of $2.9 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $903.6 million as of December 31, 2015 and $952.1 million at December 31, 2014 and are included in trust managed assets.

Service charges on deposits increased $0.6 million or 3.8% compared to the prior year due to the larger customer deposit base from the addition of ESB and an overall higher fee schedule, somewhat offset by lower customer usage patterns.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $1.7 million or 13.0% compared to 2014, due to a higher volume of debit card transactions from the acquisition and WesBanco’s legacy customers. The volume increase is due to both marketing and process initiatives as well as a higher volume of customers using these products.

Net securities brokerage revenue increased $0.8 million or 11.1% compared to 2014 from additional market coverage in the western Pennsylvania market, the addition of support and producing staff in several regions, as well as an increase in referrals and production from a licensed retail banker program.

Net gains on sales of mortgage loans increased $0.5 million or 29.1% compared to the prior year from increases in originations and a larger percentage of originations being sold in the secondary market. Total mortgage production was $305.5 million in 2015, up 7.8% from 2014. Mortgages sold into the secondary market represented $136.1 million or 44.5% of overall mortgage loan production in 2015 compared to $101.7 million or 35.9% in 2014.

Net gain/(loss) on other assets improved by $1.4 million due to a $1.4 million charge in the third quarter of 2014 relating to the prepayment of a repurchase agreement with another bank.

TABLE 5. NON-INTEREST EXPENSE

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Salaries and wages	$77,340	$67,408	$9,932	14.7
Employee benefits	26,896	21,518	5,378	25.0
Net occupancy	13,635	12,122	1,513	12.5
Equipment	13,194	11,542	1,652	14.3
Marketing	5,646	5,242	404	7.7
FDIC insurance	4,107	3,376	731	21.7
Amortization of intangible assets	3,136	1,920	1,216	63.3
Restructuring and merger-related expenses	11,082	1,309	9,773	746.6
Franchise and other miscellaneous taxes	5,924	6,748	(824)	(12.2)
Consulting, regulatory, accounting and advisory fees	4,959	4,405	554	12.6
ATM and electronic banking interchange expenses	4,463	4,222	241	5.7
Postage and courier expenses	3,720	3,373	347	10.3
Supplies	2,841	2,425	416	17.2
Legal fees	2,418	2,531	(113)	(4.5)
Communications	1,537	1,555	(18)	(1.2)
Other real estate owned and foreclosure expenses	546	1,101	(555)	(50.4)
Other	12,479	10,836	1,643	15.2

Total non-interest expense	$193,923	$161,633	$32,290	20.0

Non-interest expense in 2015 increased $32.3 million or 20.0% compared to 2014, principally from the ESB acquisition which increased assets by $1.9 billion, excluding goodwill, and added 23 offices to our branch network, and from $11.1 million of merger-related expenses in 2015 compared to $1.3 million in 2014.

Salaries and wages increased $9.9 million or 14.7%, due to a 13.0% increase in average full-time equivalent employees from the merger and routine annual adjustments to compensation, partially offset by increased deferrals of compensation costs on new loan originations. Salaries and wages in 2015 also include $0.8 million related to temporary post-merger personnel costs incurred as a result of the timing of the April 24 weekend systems and branch conversions. Employee benefits expense increased $5.4 million or 25.0%, primarily from increased pension, health insurance, social security contributions and other benefit plan costs.

Net occupancy increased $1.5 million in 2015 principally due to increased building-related costs including utilities, lease expense, depreciation and other maintenance costs resulting primarily from the additional ESB offices.

Equipment increased $1.7 million in 2015 due to improvements in computer system infrastructure, and loan origination and customer support systems. In addition, teller cash recycling machines introduced into our branches have improved the speed of customer service, improved cash controls and reduced full-time equivalent employees.

Marketing expenses, which include multiple marketing campaigns targeting non-interest bearing checking accounts and debit card usage, as well as home equity and other consumer loans, increased $0.4 million in 2015 from additional market coverage in the western Pennsylvania market from the ESB acquisition.

FDIC insurance increased $0.7 million or 21.7% compared to 2014 due to an increase in the assessment base primarily from the ESB acquisition.

Amortization of intangible assets increased $1.2 million in 2015 due to the ESB acquisition, which added approximately $5.3 million in core deposit intangibles and $2.2 million in non-compete agreements with former ESB executives with contracts ranging from one to four years.

Restructuring and merger-related expenses of $11.1 million in 2015 related to the ESB acquisition include $7.8 million in executive change-in-control and employee severance expenses, $1.7 million in investment banking services, $0.5 million in audit and valuation services, $0.4 million in marketing expenses, $0.3 million in legal expenses and $0.4 million of various other merger-related expenses.

Miscellaneous taxes decreased $0.8 million or 12.2% in 2015 due to the elimination of WV business franchise tax which became effective January 1, 2015.

Other real estate owned and foreclosure expenses decreased $0.6 million in 2015 compared to 2014 due to lower foreclosure and liquidation activity even as related assets increased. Other real estate owned and repossessed assets increased $0.7 million from 2014 to $5.8 million primarily due to the ESB acquisition.

Other non-interest expense increased $1.6 million in 2015 compared to 2014 due to customer fraud losses recognized totaling $0.5 million, higher electronic bill pay expenses and other miscellaneous operating expenses.

INCOME TAXES

The provision for federal and state income taxes increased to $28.4 million in 2015 compared to $23.7 million in 2014. The increase in income tax expense was primarily due to a $15.5 million increase in pre-tax income, which caused a higher effective tax rate of 26.0% compared to 25.3% for 2014.

FINANCIAL CONDITION

Total assets increased 34.5% in 2015, while deposits and shareholders’ equity increased 20.1% and 42.4%, respectively, compared to December 31, 2014, primarily due to the acquisition of ESB. Total portfolio loans increased $979.1 million or 24.0% with $701.0 million from the ESB acquisition and the remaining $278.1 million from WesBanco’s originations outpacing pay downs, which were a result of increased business activity, additional lending personnel, focused marketing efforts, an expanded presence in larger urban markets, and continued improvement in the loan origination process. Deposits increased $1.0 billion primarily from the ESB acquisition. Organic deposits were virtually unchanged as demand and savings deposits increased 8.0% and 5.3%, respectively, while money market deposits and certificates of deposits decreased 1.6% and 15.4% respectively. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased $819.3 million during 2015. FHLB borrowings increased $818.6 million from December 31, 2014, due primarily to $426.5 million in new borrowings, coupled with $392.1 million in FHLB borrowings provided from the ESB acquisition. New borrowings were utilized to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as certificates of deposit runoff. Total shareholders’ equity increased by approximately $333.9 million or 42.4%, compared to December 31, 2014, primarily due to $293.6 million of common stock issued in the ESB acquisition and net income exceeding dividends for the period by $45.3 million, which was partially offset by a $2.1 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income resulted from $7.3 million in unrealized losses in the securities portfolio, which was partially offset by a $5.2 million unrealized gain in the defined benefit pension plan during the year. The tangible equity to tangible assets ratio (non-GAAP measure) increased to 7.95% at December 31, 2015 from 7.88% at December 31, 2014, primarily as a result of the increase in shareholders’ equity at a faster pace than the increase in tangible assets, net of the accumulated other comprehensive income decrease. See “Item 6. Selected Financial Data—Non-GAAP Measures” for additional information relating to the calculation of this item.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2015-2014		December 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2013
Available-for-sale (at fair value)
Obligations of government agencies	$83,505	$87,736	$(4,231)	(4.8)	$73,232
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,176,080	701,113	474,967	67.7	694,267
Obligations of states and political subdivisions	80,265	91,433	(11,168)	(12.2)	116,346
Corporate debt securities	58,593	25,996	32,597	125.4	38,481

Total debt securities	$1,398,443	$906,278	$492,165	54.3	$922,326
Equity securities	11,077	11,146	(69)	(0.6)	12,060

Total available-for-sale securities	$1,409,520	$917,424	$492,096	53.6	$934,386

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$216,419	$79,004	$137,415	173.9	$99,409
Obligations of states and political subdivisions	762,039	507,927	254,112	50.0	496,396
Corporate debt securities	34,472	6,739	27,733	412	2,715

Total held-to-maturity securities	$1,012,930	$593,670	$419,260	70.6	$598,520

Total securities	$2,422,450	$1,511,094	$911,356	60.3	$1,532,906

Available-for-sale securities:
Weighted average yield at the respective year end (2)	2.14%	2.34%			2.36%
As a % of total securities	58.2%	60.7%			61.0%
Weighted average life (in years)	4.1	4.0			4.2

Held-to-maturity securities:
Weighted average yield at the respective year end (2)	3.94%	4.67%			4.65%
As a % of total securities	41.8%	39.3%			39.0%
Weighted average life (in years)	5.0	5.1			6.7

Total securities:
Weighted average yield at the respective year end (2)	2.90%	3.27%			3.26%
As a % of total securities	100.0%	100.0%			100.0%
Weighted average life (in years)	4.5	4.4			5.2

(1)	At December 31, 2015, 2014 and 2013, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, increased $911.4 million or 60.3% from December 31, 2014 to December 31, 2015. The overall securities increase for the year was attributable to the ESB acquisition, from both acquired securities of $486.9 million and newly purchased securities in the three to four month period after the merger totaling $604.6 million to replace those securities sold from ESB’s portfolio prior to closing. ESB’s total pre-merger investment portfolio of $1.0 billion was restructured through a specific sale strategy with replacement purchases occurring after the merger to achieve specific overall portfolio characteristics as to weighted average life, duration and tax equivalent yield. The replacement purchases were not completed until June which accounted for approximately $0.8 million in lost potential interest income.

The portfolio’s tax-equivalent yield decreased from 3.27% at December 31, 2014, to 2.90% at December 31, 2015. The decrease in the portfolio yield is attributable to the acquired ESB investment portfolio and the replacement purchases, which were all at lower market rates. Incoming cash flows from calls, maturities and prepayments increased in 2015 to $394.7 million, from $262.8 million in 2014. This increase was due to the larger portfolio balances following the ESB acquisition, as well as the lower interest rate environment. These incoming cash flows were offset by the previously mentioned replacement purchases associated with the ESB portfolio restructuring totaling $604.6 million as well as other investment purchases in the second half of 2015 totaling $312.6 million.

Total gross unrealized securities losses increased by $9.2 million, from $8.5 million at December 31, 2014 to $17.7 million at December 31, 2015. WesBanco had $1.2 billion in investment securities in an unrealized loss position for less than twelve months at December 31, 2015, which increased from $113.7 million in the same category at December 31, 2014. This increase was due to a late 2015 increase in intermediate and long-term market interest rates and higher investment balances from the prior year. In addition, at December 31, 2015, WesBanco had $171.8 million in investment securities in an unrealized loss position for more than twelve months, which was a decrease from the $325.9 million for the same category at December 31, 2014. WesBanco believes that all of the unrealized securities losses at December 31, 2015 were temporary impairment losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. WesBanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does WesBanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized pre-tax (losses) gains on available-for-sale securities were ($6.6) million at December 31, 2015, compared to $4.6 million at December 31, 2014. These net unrealized pre-tax losses and gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $25.3 million at December 31, 2015, compared to $25.9 million at December 31, 2014.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the amortized cost and tax-equivalent yields of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2015. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2015
	One Year or less		One to Five Years		Five to Ten Years		Over Ten Years		Mortgage- backed and equity		Total
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale
Obligations of government agencies	$—	—	$16,998	1.16%	$37,451	2.63%	$28,276	2.66%	$—	—	$82,725	2.34%
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	—	—	—	—	—	—	—	—	1,188,256	1.92%	1,188,256	1.92%
Obligations of states and political subdivisions (3)	7,524	6.20%	20,181	6.12%	35,522	5.51%	12,879	3.88%	—	—	76,106	5.46%
Corporate debt securities	13,246	1.54%	29,275	1.68%	14,238	2.05%	1,986	3.66%	—	—	58,745	1.80%
Equity securities (4)	—	—	—	—	—	—	—	—	10,263	1.38%	10,263	1.38%

Total available-for-sale securities	$20,770	3.23%	$66,454	2.89%	$87,211	3.71%	$43,141	3.07%	$1,198,519	1.92%	$1,416,095	2.14%

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	$—	—	$—	—	$—	—	$—	—	$216,419	2.51%	$216,419	2.51%
Obligations of states and political subdivisions (3)	1,693	3.95%	38,301	3.26%	350,560	4.54%	371,485	4.26%	—	—	762,039	4.34%
Corporate debt securities	—	—	995	2.76%	33,477	3.50%	—	—	—	—	34,472	3.40%

Total held-to-maturity securities	$1,693	3.95%	$39,296	3.24%	$384,037	4.45%	$371,485	4.26%	$216,419	2.51%	$1,012,930	3.94%

Total securities	$22,463	3.29%	$105,750	3.02%	$471,248	4.32%	$414,626	4.14%	$1,414,938	2.01%	$2,429,025	2.90%

(1)	Yields are determined based on the lower of the yield-to-call or yield-to-maturity.
(2)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Projected maturities based on current speeds within one year, between one and five years, between five and ten years and over ten years are expected to be approximately $1.4 million, $1,039.9 million, $350.7 million and $12.7 million, respectively.
(3)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.
(4)	Equity securities, which have no stated maturity, are not assigned a maturity category.

Cost-method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $45.5 and $11.6 million at December 31, 2015 and 2014, respectively, and are included in other assets in the Consolidated Balance Sheets.

WesBanco’s municipal portfolio, comprised of both tax-exempt and taxable securities, totals 34.8% of the overall securities portfolio as of December 31, 2015, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$82,005	9.5	$50,205	8.1
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	652,198	75.1	449,219	72.1
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	127,243	14.7	117,398	18.9
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	1,820	0.2	1,958	0.3
Not rated by either agency	4,433	0.5	3,454	0.6

Total municipal bond portfolio	$867,699	100.0	$622,234	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of December 31, 2015 and 2014, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$613,436	70.7	$432,967	69.6
Revenue	254,263	29.3	189,267	30.4

Total municipal bond portfolio	$867,699	100.0	$622,234	100.0

Municipal bond issuer:
State Issued	$77,952	9.0	$53,931	8.7
Local Issued	789,747	91.0	568,303	91.3

Total municipal bond portfolio	$867,699	100.0	$622,234	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2015:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2015
(dollars in thousands)	Fair Value	% of Total
Pennsylvania	$199,779	23.0
Texas	109,422	12.6
Ohio	94,672	10.9
Illinois	42,143	4.9
Kentucky	28,756	3.3
All other states (1)	392,927	45.3

Total municipal bond portfolio	$867,699	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the State of West Virginia totaling $23.8 million or 2.7% of the total municipal portfolio.

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurement, refer to Note 15, “Fair Value Measurement” in the Consolidated Financial Statements.

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

Loan commitments, which are not reported on the balance sheet, represent available balances on commercial and consumer lines of credit, commercial letters of credit, deposit account overdraft protection limits, certain loan guarantee contracts, and approved commitments to extend credit. Approved commitments, which have been accepted by the customer, are included net of any WesBanco loan balances that are to be refinanced by the new commitment. However, typically not all approved commitments will ultimately be funded.

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
LOANS
Commercial real estate:
Land and construction	$344,748	6.8	$262,643	6.4	$263,117	6.7	$193,004	5.2	$175,867	5.4
Improved property	1,911,633	37.7	1,682,817	41.1	1,649,802	42.3	1,665,341	44.9	1,509,698	46.5

Total commercial real estate	2,256,381	44.5	1,945,460	47.5	1,912,919	49.0	1,858,345	50.1	1,685,565	51.9
Commercial and industrial	737,878	14.5	638,410	15.6	556,249	14.3	478,025	12.9	426,315	13.1

Total commercial loans	2,994,259	59.0	2,583,870	63.1	2,469,168	63.3	2,336,370	63.0	2,111,880	65.0

Residential real estate:
Land and construction	40,261	0.8	19,681	0.5	27,559	0.7	11,805	0.3	9,654	0.3
Other mortgages	1,207,539	23.8	909,089	22.2	863,245	22.1	781,897	21.0	611,729	18.9
Home equity lines of credit	416,889	8.2	330,031	8.1	284,687	7.3	277,226	7.5	251,785	7.8

Total residential real estate	1,664,689	32.8	1,258,801	30.8	1,175,491	30.1	1,070,928	28.8	873,168	27.0
Consumer	406,894	8.0	244,095	6.0	250,258	6.4	280,464	7.6	254,320	7.8

Total retail loans	2,071,583	40.8	1,502,896	36.8	1,425,749	36.5	1,351,392	36.4	1,127,488	34.8

Total portfolio loans	5,065,842	99.8	4,086,766	99.9	3,894,917	99.8	3,687,762	99.4	3,239,368	99.8
Loans held for sale	7,899	0.2	5,865	0.1	5,855	0.2	21,903	0.6	6,084	0.2

Total loans	$5,073,741	100.0	$4,092,631	100.0	$3,900,772	100.0	$3,709,665	100.0	$3,245,452	100.0

LOAN COMMITMENTS
Commercial real estate:
Land and construction	$380,704	24.6	$276,075	22.5	$305,600	26.4	$188,764	17.0	$122,946	14.5
Improved property	130,415	8.5	81,715	6.7	60,387	5.2	113,164	10.2	102,677	12.1

Total commercial real estate	511,119	33.1	357,790	29.2	365,987	31.6	301,928	27.2	225,623	26.6
Commercial and industrial	482,799	31.2	420,577	34.2	383,327	33.0	408,322	36.8	297,203	35.1

Total commercial commitments	993,918	64.3	778,367	63.4	749,314	64.6	710,250	64.0	522,826	61.7

Residential real estate:
Land and construction	17,369	1.1	17,402	1.4	15,661	1.4	5,817	0.6	4,299	0.5
Other mortgages	17,191	1.1	9,227	0.8	5,461	0.5	10,226	0.9	6,773	0.8
Home equity lines of credit	369,152	23.9	297,888	24.2	268,302	23.1	256,324	23.1	209,769	24.8

Total residential real estate	403,712	26.1	324,517	26.4	289,424	25.0	272,367	24.6	220,841	26.1
Consumer	35,360	2.3	26,115	2.1	23,256	2.0	26,283	2.4	15,358	1.8

Total retail commitments	439,072	28.4	350,632	28.5	312,680	27.0	298,650	27.0	236,199	27.9

Total portfolio commitments	1,432,990	92.7	1,128,999	91.9	1,061,994	91.6	1,008,900	91.0	759,025	89.6
Deposit overdraft limits	106,252	6.9	95,965	7.8	96,291	8.3	93,654	8.5	85,981	10.1
Commitments held for sale	6,865	0.4	3,784	0.3	1,733	0.1	5,902	0.5	2,415	0.3

Total loan commitments	$1,546,107	100.0	$1,228,748	100.0	$1,160,018	100.0	$1,108,456	100.0	$847,421	100.0

Letters of credit included above	$27,408	1.8	$23,362	1.9	$20,447	1.8	$20,078	1.8	$37,719	4.4

Total portfolio loans increased $979.1 million or 24.0% from December 31, 2014 to December 31, 2015, primarily due to the acquisition of ESB that represented $701.0 million or 17.2% in growth, along with organic growth of $278.1 million or 6.8%. On the merger date ESB’s loans were recorded at their estimated fair value of $701.0 million, with $690.1 million purchased without deteriorated credit quality from origination. Loans acquired with deteriorated credit quality having a book value of $16.1 million and contractually required payments of $21.8 million were recorded at their estimated fair value of $10.9 million. The difference between the amount of loan growth attributed to ESB at year-end and the recorded amount on the merger date represents scheduled amortization, refinancings and payoffs. The acquisition of ESB also changed the composition of loans as ESB had a higher percentage of residential real estate and consumer loans than WesBanco.

CRE represents a significant component of the loan portfolio, although it continues to decline as a percentage of the entire loan portfolio in accordance with management’s goal. CRE—improved property loans increased $228.8 million or 13.6% from December 31, 2014 to December 31, 2015, primarily from the acquisition of ESB which contributed $188.5 million or 11.2% and organic growth of $40.3 million or 2.4%. CRE—improved property growth was also tempered by periodic unscheduled payoffs of loans that were refinanced primarily in the secondary market for longer terms, some of which occurred shortly after completion of construction, and property sales. CRE—land and construction loan balances increased $82.1 million or 31.3% from December 31, 2014 to December 31, 2015. The ESB acquisition accounted for $16.6 million or 6.4% of this growth while organic growth was $65.5 million or 24.9%.

C&I loans increased $99.5 million or 15.6% from December 31, 2014 to December 31, 2015. C&I growth was achieved through the addition of lending personnel and increased business development efforts that resulted in obtaining new customer relationships, new opportunities created by the Fidelity acquisition in November 2012 and the acquisition of ESB in February 2015, both of which resulted in an expanded presence in the greater Pittsburgh MSA and western Pennsylvania market. The portfolio benefited from increased business activity due to generally improved economic conditions in all markets. ESB contributed $57.2 million or 9.0% of the growth, and $42.3 million or 6.6% was organic growth.

Residential real estate mortgage loans increased $319.0 million or 34.3% from December 31, 2014 to December 31, 2015. The vast majority of this growth came from ESB, providing $302.1 million or 32.5% while organic growth was $16.9 million or 1.8%. Positive organic growth was achieved despite a difficult mortgage lending environment due to new, complex mortgage lending regulations and a decline in mortgage refinancing activity. Only 25% of mortgages originated in 2015 were refinances of existing mortgages compared to 28% in 2014. WesBanco retained approximately 56% of mortgages originated in 2015 for the portfolio compared to 64% in 2014.

HELOC loans increased $86.9 million or 26.3% from December 31, 2014 to December 31, 2015. ESB provided $25.6 million or 7.8% of this growth while organic growth was $61.3 million or 18.5%. This growth was achieved primarily through regular marketing activities and a competitive HELOC product containing features that customers found desirable, although underwriting criteria was tightened in the second half of the year.

Consumer loans increased $162.8 million or 66.7% from December 31, 2014 to December 31, 2015. The majority of this increase was due to ESB at $110.8 million or 45.4% with $52.0 million or 21.3% representing organic growth. The majority of the organic growth was in the indirect loan portfolio for new and used auto and truck financing.

Total loan commitments increased $317 million or 25.8% from December 31, 2014 to December 31, 2015. Commitments in CRE-land and construction increased approximately $105 million, primarily for multi-family apartments, as development of new projects continued to be robust, while home equity and C&I commitments increased approximately $71 million and $62 million, respectively, due to WesBanco’s emphasis on growing those categories of loans.

Geographic Distribution—WesBanco extends credit primarily within the market areas where it has branch offices. Loans outside of these markets are generally only made to established customers that have other business relationships with WesBanco in its markets. Loans outside of WesBanco’s markets represented less than 2% of total loans at December 31, 2015 and 2014. These loans consist primarily of residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers and automobile loans to family members of local customers. Management has no current plans to significantly increase out-of-market loans.

The geographic distribution of the loan portfolio, excluding deposit overdraft limits and loans held for sale, is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2015 (1)
	Commercial Real Estate		Commercial and Industrial	Residential Real Estate	Home Equity Lines
(percentage of exposure, rounded to nearest whole percent)	Land and Construction	Improved Property				Consumer	Total
Upper Ohio Valley MSAs	5%	11%	32%	12%	19%	20%	15%
Morgantown, WV MSA	5	6	6	4	6	5	5
Parkersburg, WV-Marietta, OH MSA	2	6	3	3	7	6	5
Other West Virginia Locations	8	7	9	12	13	20	10
Pittsburgh, PA MSA & Western Pennsylvania	20	26	26	34	20	32	28
Columbus, OH MSA	36	16	10	9	7	2	13
Western Ohio MSAs	14	15	4	12	13	2	11
Other Ohio Locations	6	11	7	12	14	9	11
Adjacent States & Outside-of-Market	4	2	3	2	1	4	2

Total	100%	100%	100%	100%	100%	100%	100%

(1)	Real estate secured loans are categorized based on the address of the collateral. All other loans are categorized based on the borrower’s address.

The Upper Ohio Valley Metropolitan Statistical Areas (“MSAs” or “MSA”) include the Wheeling, West Virginia and Weirton, West Virginia-Steubenville, Ohio MSAs. Other West Virginia locations include the Fairmont-Clarksburg and Charleston MSAs as well as communities that are not located within an MSA primarily in the northern, central and eastern parts of the state. The western Ohio MSAs include the Dayton-Springfield and the Cincinnati-Middletown MSAs. Other Ohio locations include communities in Ohio that are not located within an MSA, the majority of which are located in southeastern Ohio. Adjacent states include parts of Indiana, Kentucky and Maryland that are within close proximity to WesBanco’s markets. Outside-of-market loans consist of loans in all other locations not included in any of the other defined areas and have remained relatively unchanged overall from 2014.

The only significant changes in the geographic distributions of loans from December 31, 2014 to December 31, 2015 was the overall increase in loans within the Pittsburgh, PA MSA and Western Pennsylvania market due to the acquisition of ESB, which transformed that market into WesBanco’s largest at 28% of total loans and commitments at December 31, 2015 compared to 16% at December 31, 2014.

CREDIT RISK

The risk that borrowers will be unable or unwilling to repay their obligations is inherent in all lending activities. Repayment risk can be impacted by external events such as adverse economic conditions, social and political influences that impact entire industries or major employers, individual loss of employment or other personal calamities and changes in interest rates. This inherent risk may be further exacerbated by the terms and structure of each loan as well as potential concentrations of risk. The primary goal of managing credit risk is to minimize the impact of all of these factors on the quality of the loan portfolio.

Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio. Credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation focuses on the sufficiency and sustainability of the primary source of repayment, the adequacy of collateral, if any, as a secondary source of repayment and other factors unique to each type of loan that may increase or mitigate their risk. The manner and degree of monitoring and administration of the portfolio varies by type and size of loan.

Credit risk is also managed by closely monitoring delinquency levels and trends and initiating collection efforts at the earliest stage of delinquency. WesBanco also monitors general economic conditions, including unemployment, housing activity and real estate values in its markets. Underwriting standards are modified when appropriate based on market conditions, the performance of one or more loan categories, and other external factors. An independent loan review function also performs periodic reviews of the portfolio to assess the adequacy and effectiveness of underwriting, loan documentation and portfolio administration.

Each category of loans contain distinct elements of risk that impact the manner in which those loans are underwritten, structured, documented, administered and monitored. Customary terms and underwriting practices, together with specific risks associated with each category of loans and WesBanco’s processes for managing those risks are discussed in the remainder of this section.

Commercial Loans—The commercial portfolio consists of loans to a wide range of business enterprises. The average commercial loan approximates $412,000 at December 31, 2015 compared to $388,000 at December 31, 2014. However, many commercial loans are for larger amounts and often involve multiple loans to one borrower or a group of related borrowers, therefore the potential for loss on any single transaction can be significantly greater for commercial loans than for retail loans. Commercial loan risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets and by requiring appropriate collateral or guarantors.

Commercial loans are monitored for potential concentrations of loans to any one borrower or group of related borrowers. At December 31, 2015, WesBanco’s legal lending limit to any single borrower or their related interests approximated $109 million. The ten largest commercial relationships in total ranged from $450 million to $500 million throughout 2015 and 2014, but only two relationships exceeded $50 million at December 31, 2015. These large relationships generally consist of more than one loan to a borrower or their related entities. The single largest relationship exposure approximated $79 million at December 31, 2015 and consists of multiple loans to a customer in the retail sector. The largest CRE loan exposure by property type and industry are set forth in tables 14 and 16.

Commercial loans, including renewals and extensions of maturity, are approved within a framework of individual lending authorities based on the total credit exposure of the borrower. Loans with credit exposure up to $500,000 are approved by underwriters that are not responsible for loan origination. Loans with credit exposure greater than $500,000 minimally require the approval of a senior commercial banking officer, and credit exposures greater than $1.5 million require approval of a credit officer that is not responsible for loan origination. Credit exposures greater than $10 million require approval of a credit committee comprised of executive management, directors, and other qualified persons that do not have individual lending authority and are not responsible for loan origination. Underwriters and credit officers do not receive incentive compensation based on loan origination volume. Senior commercial banking officers receive incentive compensation based on multiple factors that include loan origination, net growth in outstanding loan balances, fees, credit quality, and portfolio administration requirements.

CRE – land and construction consists of loans to finance land for development, investment, use in a commercial business enterprise, agricultural or minerals extraction; construction of residential dwellings for resale, multi-family apartments and other commercial buildings that may be owner-occupied or income generating investments for the owner. Construction loans generally are made only when WesBanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. However, even if WesBanco has a takeout commitment, construction loans are underwritten as if WesBanco will retain the loan upon completion of construction. In recent years, due to the low interest rate environment and low property capitalization rates, many construction loans that did not have a takeout commitment when the loan originated have been sold or refinanced in the secondary market immediately upon completion of construction at times, resulting in significant unscheduled payoffs of loans.

CRE – improved property loans consist of loans to purchase or refinance owner-occupied and investment properties. Owner-occupied CRE consists of loans to borrowers in a diverse range of industries and property types. Investment properties include multi-family apartment buildings, 1-to-4 family rental units, and various types of commercial buildings that are rented or leased to unrelated parties of the owner.

C&I loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes; term loans to finance fixed assets other than real estate, and letters of credit to support trade, insurance or governmental requirements for a variety of businesses. Most C&I borrowers are privately-held companies with annual sales up to $100 million.

CRE – land and construction loans require payment of interest only during the construction period, with initial terms ranging from six months to up to three years for larger, multiple-phase projects such as residential housing developments and large scale commercial projects. Interest rates are often fully floating based on an appropriate index but may also be structured in the same manner as the interest rate that will apply to the permanent loan upon completion of construction. Interest during the construction period is typically included in the project costs and therefore is often funded by loan advances. Advances are monitored to ensure that the project is at the appropriate stage of completion with each advance and that interest reserves are not exhausted prior to completion of the project. In the event a project is not completed within the initial term, the loan is re-underwritten at maturity but interest beyond the initial term must be paid by the borrower and in some instances an additional interest reserve is required as a condition of extending the maturity. Upon completion of construction, the loan is converted to permanent financing and reclassified to CRE – improved property.

CRE – improved property loans generally require monthly principal and interest payments based on amortization periods ranging from ten to twenty-five years depending on the type, age and condition of the property. Loans with amortization periods exceeding twenty years typically also have a maturity date or call option of ten years or less. Interest rates are generally adjustable ranging from one to five years based on an appropriate index of comparable duration. Interest rates may also be fixed for longer than five years but the borrower may be required to enter into an interest rate derivative contract that converts WesBanco’s rate to an adjustable rate.

C&I term loans secured by equipment and other types of collateral generally require monthly principal and interest payments based on amortization periods up to ten years depending on the estimated useful life of the collateral with interest rates that may be fixed for the term of the loan or adjustable ranging from one to seven years based on an appropriate index.

Commercial lines and letters of credit are generally categorized as C&I but may also be categorized as CRE – improved property loans if they are secured primarily by real estate. Lines of credit typically require payment of interest only with principal due on demand or at maturity. Interest rates on lines of credit are generally fully adjustable based on an appropriate short-term index. Letters of credit typically require a periodic fee with principal and interest due on demand in the event the beneficiary of the letter requests an advance on the commitment. Lines of credit may also include a fee based on the amount of the line that is not advanced. Lines and letters of credit are generally renewable or may be cancelled annually by WesBanco but may also be committed for up to three years when appropriate. Letters of credit may also require WesBanco to notify the beneficiary within a specified time in the event WesBanco does not intend to renew or extend the commitment.

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2015
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial real estate:
Land and construction	$7,512	$22,086	$14,847	$44,445	$42,857	$169,061	$88,385	$300,303
Improved property	28,418	192,149	271,350	491,917	139,315	218,005	1,062,396	1,419,716
Commercial and industrial	40,513	124,774	100,686	265,973	274,133	55,493	142,279	471,905

Total commercial loans	$76,443	$339,009	$386,883	$802,335	$456,305	$442,559	$1,293,060	$2,191,924

The primary factors that are considered in underwriting CRE – land and construction loans are the overall viability of each project, the experience and financial capacity of the developer or builder to successfully complete the project, market absorption rates and property values. These loans also have the unique risk that the developer or builder may not complete the project, or not complete it on time or within budget. Risk is generally mitigated by extending credit to developers and builders with established reputations who operate in WesBanco’s markets and have the liquidity or other resources to absorb unanticipated increases in the cost of a project or longer than anticipated absorption, periodically inspecting construction in progress, and disbursing the loan at specified stages of completion. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects. Since speculative projects are inherently riskier, WesBanco may require a specified percentage of pre-sales for land and residential development or pre-lease commitments for investment property before construction can begin.

The primary factors that are considered in underwriting investment real estate are the net rental income generated by the property, the composition of the tenants occupying the property, and the terms of leases, all of which may vary depending on the specific type of property. Other factors that are considered include the overall financial capacity of the investors and their experience owning and managing investment property.

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

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by WesBanco credit policy or banking regulations which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $99 million or 13% of the Bank’s total risk-based capital at December 31, 2015 compared to $82 million or 15% at December 31, 2014. The 2% decrease in the percent of total risk-based capital from 2014 is primarily the result of scheduled principal reductions that have reduced LTVs to within the guidelines, refinancing in the secondary market of certain loans that had higher LTVs, and management’s efforts to restrict the amount of high LTV loans. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. Loans secured by bank deposit accounts and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly to ensure they remain appropriately margined. The total of C&I exposure secured by bank deposit accounts and marketable securities approximate $163 million at December 31, 2015 compared to $157 million at December 31, 2014. Unsecured C&I loans, which represent the highest risk, approximated $113 million at December 31, 2015 compared to $100 million at December 31, 2014. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. The single largest unsecured exposure is $6.9 million. Collateral other than real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by WesBanco. Approximately $98 million or 8.6% of C&I exposure at December 31, 2015 is secured solely by accounts receivable and inventory compared to $86 million or 8.8% at December 31, 2014. Another $110 million or 9.7% of C&I exposure is secured by equipment or motorized vehicles at December 31, 2015 compared to $82 million or 8.4% at December 31, 2014. The increase in accounts receivable, inventory and equipment financing is a result of the Bank’s emphasis on growing the C&I category of loans in 2015. The remainder of the C&I portfolio is secured by multiple types of collateral, which at times includes real estate that is taken as collateral for reasons other than its value.

Most commercial loans are originated directly by WesBanco. Participation in loans originated by other financial institutions represent $225 million or 5.6% of total commercial loans at December 31, 2015 compared to $222 million or 8.6% at December 31, 2014. Included in this total are Shared National Credits of $71 million at December 31, 2015 and $73 million at December 31, 2014. Shared National Credits are defined as loans in excess of $20 million that are financed by three or more lending institutions. WesBanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by WesBanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution.

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

The continued global decline in coal, oil and natural gas prices will have both a positive impact on the commercial portfolio by lowering all borrowers’ energy costs but may also result in a reduction in coal, oil and gas activity that will adversely impact certain industries or property types. At December 31, 2015, total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $73 million or 1.10% of the total loan portfolio. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $57 million in exposure or 0.9% of the total loan portfolio. Lodging properties located in the shale gas markets represents an additional $148 million of exposure that may be impacted by a reduction in shale gas activities. The largest exposure to any one borrower in either core energy or ancillary industries was $22.3 million to a company that provides supporting products and services to the coal industry. Not all borrowers in these categories will be impacted to the same magnitude by a reduction in energy sector activity and some may not be at all dependent on or may be able to replace revenue associated with this industry.

TABLE 14. CRE EXPOSURE BY PROPERTY TYPE

	December 31, 2015
	CRE Land and Construction		CRE Improved Investment		CRE Improved Owner Occupied
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Land	$68,417	$14,652	$12,136	$4,032	$1,532	$82	$100,851	$3,901	13.5
1-to-4 family	22,299	20,458	170,996	6,031	504	23	220,311	5,000	29.6
Multi-family	132,263	190,447	332,473	24,268	—	—	679,451	26,025	91.3
Retail	32,217	11,310	223,754	14,027	41,450	1,336	324,094	16,480	43.5
Office	38,360	19,759	170,078	2,566	58,853	4,609	294,225	12,158	39.5
Industrial	1,019	1,147	43,729	590	57,110	1,485	105,080	4,493	14.1
Lodging	23,867	49,789	182,748	7,068	—	—	263,472	20,700	35.4
Senior living	8,282	21,731	49,740	435	38,044	2,806	121,038	20,651	16.3
Hospital	—	—	682	594	24,470	51	25,797	11,506	3.5
Self-storage	1,107	496	21,648	1,000	2,954	657	27,862	4,749	3.7
Eating place	3,140	6,000	8,502	1,455	25,827	54	44,978	3,880	6.0
Gas station	498	4	5,433	102	57,673	158	63,868	5,807	8.6
Recreational	9	4,800	1,771	—	15,206	235	22,021	5,585	3.0
Dormitory	8,727	20,296	17,842	428	—	—	47,293	16,000	6.4
House of worship	70	1	294	305	25,197	738	26,605	3,327	3.6
Other special use	349	90	17,904	200	63,336	19,999	101,878	15,289	13.7
Mixed use	1,024	11,043	136,149	16,266	57,683	3,802	225,967	14,839	30.4
Unclassified	3,100	8,681	25,267	12,979	20,648	2,034	72,709	5,680	9.9

Total	$344,748	$380,704	$1,421,146	$92,346	$490,487	$38,069	$2,767,500	$26,025	372.0

(1)	Largest loan represents the largest contractual obligation of WesBanco, which may not be fully funded.
(2)	Bank total risk-based capital.

Multi-family apartments represent the single largest category of CRE. Including construction loans, multi-family apartment exposure increased 41.0% from $482 million at December 31, 2014 to $679 million at December 31, 2015. The majority of this increase is due to continued growth in our metropolitan markets. Approximately 47% of the total multi-family exposure is for new construction projects that are expected to be refinanced in the secondary market over the next twenty-four months. During 2015, a number of properties were refinanced in the secondary market immediately upon completion and prior to stabilization. These early payoffs enable WesBanco to finance additional multi-family projects without unduly increasing multi-family exposure. As a result, the central Ohio market now represents approximately 37% of the total multi-family apartment exposure compared to over 50% last year, which is consistent with efforts to reduce that exposure by allowing certain loans to be refinanced in the secondary market upon completion of construction.

Retail property, which includes shopping centers, single-tenant buildings, and neighborhood retail store fronts represent the second largest category of CRE. Retail property exposure increased 6.4% from $305 million at December 31, 2014 to $324 million at December 31, 2015. There is no known concentration of loans secured by retail investment property occupied by a common tenant or group of tenants in the same industry, and retail property is not concentrated in any single market.

Office buildings represent the third largest category of CRE. Office building exposure increased 6.0% from $277 million at December 31, 2014 to $294 million at December 31, 2015. Most of the increase came from new development in the western Pennsylvania market but the total exposure is not concentrated in any single market.

Lodging represents the next largest category of CRE, that in 2015 was actively managed to limit its growth, increasing 2.4% from $257 million at December 31, 2014 to $263 million at December 31, 2015. The increase occurred outside of the markets with shale gas driven new hotel construction. Approximately 56% of the total lodging exposure consists of facilities located in the shale gas markets compared to 70% last year. More than 85% of the lodging exposure consists of facilities operated under high-quality hotel franchises by borrowers who are experienced in the lodging industry.

Mixed use properties include various combinations of other property types such as retail and office in one facility. Approximately $56 million of mixed use properties also include multi-family apartments in addition to the multi-family exposure summarized above. Other special use properties consist of facilities that have a unique purpose other than those identified in Table 14, and includes properties such as funeral homes, carwashes, other auto care facilities, fire stations, parking garages, other municipal service facilities and school buildings. Unclassified properties are generally smaller, general purpose buildings and store fronts that can typically be adapted to any number of potential commercial uses.

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

TABLE 15. CRE RELATIONSHIP TO BANK TOTAL RISK-BASED CAPITAL

	December 31, 2015			December 31, 2014
(dollars in thousands)	Total Exposure	% of Bank Total Risk- Based Capital	Regulatory Guideline	Total Exposure	% of Bank Total Risk- Based Capital	Regulatory Guideline
Land and construction	$725,452	97.5	100.0%	$538,718	96.0	100.0%
Multi-family and commercial investment property	1,336,465	179.7		1,121,536	199.8

Total CRE regulatory concentration loans	2,061,917	277.2	300.0%	1,660,254	295.8	300.0%
Owner occupied and 1-to-4 family rental property	705,583	94.8		642,996	114.5

Total CRE	$2,767,500	372.0	N/A	$2,303,250	410.3	N/A

The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. All CRE exposure, including owner-occupied and 1-to-4 family rental property that is excluded from the 300% of Bank total risk-based capital, increased $607 million or 28.1% for the thirty-six month period ended December 31, 2015. Organic growth accounts for $461 million of the increase in CRE exposure during this period, with the remainder consisting of acquired exposure.

Basel III requires banks to identify High Volatility Commercial Real Estate (“HVCRE”) loans in their portfolios. These loans are subject to 150% weighting in the risk-based capital calculation effective January 1, 2015. These new regulations require, among other things, that all CRE loans (either investment or owner-

occupied) for acquisition, development or construction that are not in permanent amortizing loan status, meet the statutory LTV guidelines, have a minimum contributed equity of 15% and the loan documentation must contain a requirement that the initial capital injection remain in the project until the loan has converted to permanent financing or is paid in full. The bank has approximately $409 million in HVCRE exposure representing 14.8% of total CRE exposure and 55% of total risk-based capital at December 31, 2015. These loans were classified as HVCRE primarily for legal documentation reasons rather than contributed equity being less that 15%.

TABLE 16. C&I AND OWNER-OCCUPIED CRE EXPOSURE BY INDUSTRY

	December 31, 2015
	C&I		CRE Improved Owner Occupied Property
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Agriculture and farming	$5,666	$1,357	$1,408	$168	$8,599	$2,500	1.2
Energy—oil and gas	11,921	4,332	4,632	—	20,885	3,827	2.8
Energy—mining and utilities	36,595	2,228	157	—	38,980	15,000	5.2
Construction—general	32,417	39,446	9,024	2,410	83,297	6,000	11.2
Construction—trades	28,751	28,157	13,066	1,579	71,553	7,040	9.6
Manufacturing—primary metals	1,367	10,328	5,981	—	17,676	9,000	2.4
Manufacturing—other	67,724	87,001	24,244	1,778	180,747	16,364	24.3
Wholesale and distribution	41,622	25,922	14,456	371	82,371	6,000	11.1
Retail—automobile dealers	30,536	17,776	14,234	856	63,402	10,000	8.5
Retail—other sales	23,274	18,426	80,445	1,979	124,124	15,000	16.7
Transportation and warehousing	19,832	7,932	8,794	323	36,881	4,458	5.0
Information and communications	2,757	221	2,046	—	5,024	1,199	0.7
Finance and insurance	50,912	53,826	6,828	419	111,985	15,000	15.1
Equipment leasing	34,696	6,539	10,021	2	51,258	6,000	6.9
Services—real estate	37,554	17,951	41,079	3,213	99,797	4,809	13.4
Services—business and professional	28,988	36,125	12,240	2,471	79,824	4,000	10.7
Services—personal and other	14,389	5,122	51,216	16,357	87,084	15,289	11.7
Schools and education services	64,251	14,695	11,199	151	90,296	12,926	12.1
Healthcare—medical practitioners	16,093	6,904	21,774	343	45,114	5,045	6.1
Healthcare—hospitals and other	64,469	14,235	69,288	3,472	151,464	26,683	20.4
Entertainment and recreation	3,709	3,357	16,574	255	23,895	5,585	3.2
Restaurants and lodging	19,004	4,363	36,219	434	60,020	5,886	8.1
Religious organizations	32,302	16,675	25,169	738	74,884	15,000	10.1
Government	49,623	11,387	7,541	674	69,225	6,815	9.3
Unclassified	19,426	48,494	2,852	76	70,848	5,000	9.3

Total	$737,878	$482,799	$490,487	$38,069	$1,749,233	$26,683	235.1

(1)	Largest loan represents the largest contractual obligation of WesBanco, which may not be fully funded.
(2)	Bank total risk-based capital.

All of the services sectors combined represent the largest industry exposure at 35.8% of capital; however, these sectors include a variety of service-providing businesses. Combined exposure to the services sectors increased $14 million from December 31, 2014 to December 31, 2015. Approximately $49 million of exposure to mortuary services is the single largest industry group exposure in the services sectors and represents approximately 18% of the combined total.

The manufacturing sectors represent the second largest industry exposure at 26.7% of capital, decreasing from 29.4% at the end of the previous year. Although it now represents a lower percentage of capital, total exposure to manufacturing increased 20.3% from $165 million at December 31, 2014 to $198 million at December 31, 2015 as a result of successful business development efforts to expand lending to manufacturing industries. Metal fabrication, products made from minerals along with machinery and equipment collectively, represent 58% of the other manufacturing sector, down from 60% at December 31, 2014, as growth in the sector was more diverse.

The healthcare sector including medical practitioners represents the third largest industry at 26.5% of capital, decreasing from 39.2% at the end of the previous year. Total exposure to healthcare decreased 10.6% from $220 million at December 31, 2014 to $197 million at December 31, 2015. The decrease in healthcare exposure came primarily from the refinance of loans in the general hospitals category.

The retail sales sectors including automobile dealers represent the fourth largest industry exposure at 25.2% of capital. Total exposure to the retail sectors increased $15.2 million or 8.8% from December 31, 2014. Excluding automobile dealers, gasoline stations and convenience stores represent approximately 68% of the exposure to the other retail businesses.

Construction, both general construction and trades, is the next largest industry exposure at $155 million and is the only other sector that represents more than 20% of capital. Total exposure to this sector increased 6.5% from $145 million at December 31, 2014 to $155 million at December 31, 2015. Approximately 44% of the general construction exposure is to commercial contractors, up from 38% at December 31, 2014 with another 32% to heavy construction companies in 2015 compared to 25% in 2014.

Retail Loans—Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. The average residential real estate loan approximates $103,000 at December 31, 2015 compared to $89,000 at December 31, 2014 while the average of all retail loans approximates $43,000 at December 31, 2015 compared to $40,000 at December 31, 2014. The higher average retail loan at December 31, 2015 is attributable to increased lending in WesBanco’s metropolitan markets that have higher home values for residential mortgage loans and higher priced new cars for other consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $19 million of 1-to-4 family rental properties, half of which were originated primarily in western Ohio markets by acquired banks prior to their acquisition by WesBanco.

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

HELOC loans are secured by first or second liens on a borrower’s primary residence. HELOCs are generally limited to an amount which when combined with the first mortgage on the property, if any, does not exceed 90% of the market value. Maximum LTV ratios are also tiered based on the amount of the line and the borrower’s credit history. Most HELOCs originated prior to 2005 are available for draws by the borrower for up to fifteen years at which time the outstanding balance is converted to a term loan requiring monthly principal and interest payments sufficient to repay the loan in not more than seven years. Most HELOCs originated since 2005 through

2013 are available to the borrower for an indefinite period as long as the borrower’s credit characteristics do not materially change, but may be cancelled by WesBanco under certain circumstances. Generally, lines originated since 2013 have a 15 year draw period, a ten year repayment period and also give borrowers the option to convert portions of the balance of their line into an installment loan requiring monthly principal and interest payments, with availability to draw on the line restored as the installment portions are repaid. HELOCs that originated prior to 2000 began reaching the end of their availability period starting in 2015 and years thereafter. These lines have the additional risk that the borrower will not have the capacity to make higher payments of interest and principal or may not qualify for a new line of credit. The amount of such lines that will reach the end of their availability period in 2016 represents less than 1% of the total HELOC exposure.

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

TABLE 17. MATURITIES OF RETAIL LOANS

	December 31, 2015
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Residential real estate	$2,008	$34,813	$809,616	$846,437	$299	$4,027	$397,037	$401,363
Home equity lines of credit	627	6,520	25,339	32,486	154,415	17,510	212,478	384,403
Consumer	15,236	115,599	231,019	361,854	25,980	10,634	8,426	45,040

Total retail loans	$17,871	$156,932	$1,065,974	$1,240,777	$180,694	$32,171	$617,941	$830,806

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

Most retail loans are originated directly by WesBanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods. WesBanco performs its own customary credit evaluation and underwriting before purchasing indirect loans. The credit risk associated with these loans is similar to that of loans originated by WesBanco, but additional risk may arise from WesBanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws. Indirect consumer loans represented $240 million or 59% of consumer loans at December 31, 2015 compared to $129 million or 53% at December 31, 2014 with the increase primarily attributed to organic growth.

Loans Held For Sale—Loans held for sale consist of residential real estate originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third party investors to purchase the loans when they are originated. This practice has the effect of minimizing the amount of such loans that are unsold and the interest rate risk at any point in time. WesBanco generally does not service these loans after they are sold. While all loans are sold without recourse, WesBanco may be required to repurchase loans under certain circumstances for contractual periods of generally up to one year or less. The number and principal balance of loans that WesBanco has been required to repurchase has not been material and therefore reserves established for this exposure were not material.

Banks that have been acquired by WesBanco serviced many of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, WesBanco continues to service these loans. As of December 31, 2015 and 2014, WesBanco serviced loans for others aggregating approximately $50.6 million and $63.1 million, respectively. The unamortized balance of mortgage servicing rights related to these loans is less than $1 million.

CREDIT QUALITY

The quality of the loan portfolio is measured by various factors, including the amount of loans that are past due, required to be reported as non-performing, or are adversely graded in accordance with internal risk classifications that are consistent with regulatory adverse risk classifications. Non-performing loans consists of non-accrual loans and troubled debt restructurings (“TDRs”). Non-performing assets also include real estate owned (“REO”) and repossessed assets. Net charge-offs are also an important measure of credit quality. WesBanco seeks to develop individual strategies for all assets that have adverse risk characteristics in order to minimize potential loss. However, there is no assurance such strategies will be successful and loans may ultimately proceed to foreclosure or other course of liquidation that does not fully repay the amount of the loan.

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

TABLE 18. PAST DUE AND ACCRUING LOANS EXLUDING NON-ACCRUAL AND TDR

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
90 days or more:
Commercial real estate—land and construction	$—	—	$71	0.03	$248	0.09	$—	—	$—	—
Commercial real estate—improved property	—	—	—	—	318	0.02	338	0.02	18	—
Commercial and industrial	33	—	22	—	—	—	98	0.02	939	0.22
Residential real estate	2,159	0.17	1,306	0.14	1,289	0.14	3,199	0.40	2,881	0.46
Home equity lines of credit	407	0.10	570	0.17	411	0.14	722	0.26	498	0.20
Consumer	527	0.13	319	0.13	325	0.13	937	0.33	799	0.31

Total 90 days or more	3,126	0.06	2,288	0.06	2,591	0.07	5,294	0.14	5,135	0.16

30 to 89 days:
Commercial real estate—land and construction	—	—	—	—	2	—	750	0.39	180	0.10
Commercial real estate—improved property	318	0.02	480	0.03	2,897	0.18	6,328	0.38	4,599	0.30
Commercial and industrial	275	0.04	216	0.03	1,310	0.24	500	0.10	1,442	0.34
Residential real estate	3,216	0.26	3,105	0.33	4,894	0.55	7,972	1.00	5,902	0.95
Home equity lines of credit	2,470	0.59	2,524	0.76	1,934	0.68	1,322	0.48	2,266	0.90
Consumer	4,726	1.16	3,022	1.24	3,794	1.52	5,666	2.02	5,499	2.16

Total 30 to 89 days	11,005	0.22	9,347	0.23	14,831	0.38	22,538	0.61	19,888	0.61

Total 30 days or more	$14,131	0.28	$11,635	0.29	$17,422	0.45	$27,832	0.75	$25,023	0.77

Loans past due 30 days or more and accruing interest and not reported as TDRs increased $2.5 million due to the ESB acquisition and growth in consumer loans but improved as a percentage of total loans to 0.28% of total loans at December 31, 2015 compared to 0.29% at December 31, 2014. This low level of delinquency is the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

Non-Performing Assets—Non-performing assets consists of non-accrual loans, TDRs, REO and repossessed assets.

Loans are categorized as TDRs when WesBanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider unless the modification results in only an insignificant delay in the payments to be received. Concessions may include a reduction of either the interest rate, the amount of accrued interest, or the principal balance of the loan. Other possible concessions are an interest rate that is less than the market rate for loans with comparable risk characteristics, an extension of the maturity date or an extension of the amortization schedule. Loans reported in this category continue to accrue interest so long as the borrower is able to continue repayment in accordance with the restructured terms. TDRs that are also placed on non-accrual are reported in the non-accrual category and not included with accruing TDRs.

Loans are generally placed on non-accrual when they become past due 90 days or more unless they are both well-secured and in the process of collection. Non-accrual loans include certain loans that are also TDRs as set forth in Note 5, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements. Non-accrual loans also include retail loans that were recently discharged in Chapter 7 bankruptcy but for which the borrower has continued to make payments for less than six consecutive months after the discharge.

REO consists primarily of property acquired through or in lieu of foreclosure but may also include bank premises held for sale and residences of bank employees purchased to facilitate the relocation of those employees with WesBanco. Repossessed assets primarily consist of automobiles and other types of collateral acquired to satisfy defaulted consumer loans.

Table 19 summarizes non-performing assets.

TABLE 19. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
TDRs accruing interest:
Commercial real estate—land and construction	$967	$—	$—	$2,537	$7,410
Commercial real estate—improved property	2,064	2,437	3,052	10,198	17,318
Commercial and industrial	205	329	415	632	839
Residential real estate	7,227	8,215	9,850	9,022	3,844
Home equity lines of credit	642	740	902	1,022	—
Consumer	443	345	642	870	—

Total TDRs accruing interest	11,548	12,066	14,861	24,281	29,411

Non-accrual loans:
Commercial real estate—land and construction	1,023	1,488	2,564	4,668	10,135
Commercial real estate—improved property	11,507	20,227	17,305	18,239	25,122
Commercial and industrial	8,148	4,110	4,380	3,387	8,238
Residential real estate	9,461	10,329	10,240	11,247	12,377
Home equity lines of credit	2,391	1,923	1,604	1,184	1,331
Consumer	851	741	540	647	289

Total non-accrual loans	33,381	38,818	36,633	39,372	57,492

Total non-performing loans	44,929	50,884	51,494	63,653	86,903
Real estate owned and repossessed assets	5,825	5,082	4,860	5,988	3,029

Total non-performing assets	$50,754	$55,966	$56,354	$69,641	$89,932

Non-performing loans as a percentage of total portfolio loans	0.89%	1.25%	1.32%	1.73%	2.68%
Non-performing assets as a percentage of total assets	0.60	0.89	0.92	1.15	1.62
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	1.00	1.37	1.45	1.89	2.77

Accruing TDRs decreased $0.5 million or 4.3% from December 31, 2014 to December 31, 2015. There were no TDRs greater than $1 million or more at December 31, 2015, 2014 or 2013. Accruing TDRs are not concentrated in any industry, property or type of loan; however, retail loans represent 72.0% of accruing TDR’s at December 31, 2015 compared to 77.1% at December 31, 2014. This includes loans that were discharged in Chapter 7 bankruptcy in the current or prior year but for which the borrower has continued to make payments for at least six consecutive months after the discharge. Most accruing TDRs continue to pay in accordance with their modified terms; however, total accruing TDRs with aggregate balances of $0.8 million or 7.3% of total accruing

TDRs were past due 30 days or more at December 31, 2015, which is an improvement compared to $1.1 million or 8.7% at December 31, 2014.

Non-accrual loans decreased $5.4 million or 14.0% from December 31, 2014 to December 31, 2015 as WesBanco successfully reduced or exited a number of non-accrual loans throughout 2015. Approximately $4.6 million or 13.8% of total non-accrual loans at December 31, 2015 also have restructured terms that would require them to be reported as a TDR if they were accruing interest, compared to $5.4 million or 14.0% of the total at December 31, 2014. Commercial loans of $1 million or more represent over 27% and all retail loans represent almost 38% of the total non-accrual loans at December 31, 2015. These non-accrual loans are not concentrated in any industry, property or type of loan.

REO and repossessed assets increased $0.7 million or 14.6% from December 31, 2014 to December 31, 2015. One commercial property acquired in the Fidelity acquisition represents $2.9 million or 49.9% of the total carrying value of REO at December 31, 2015 compared to 56.9% at December 31, 2014. Consummation of a sale of this property pursuant to a purchase agreement executed in 2013 was expected to take some time due to the complexity of the proposed purchaser’s development plans but has been further delayed by other external factors. Excluding this property, only one other REO property has a carrying value of $1 million or more. WesBanco seeks to minimize the period for which it holds REO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral. The average holding period of other REO other than the property described above approximated 7 months at December 31, 2015 compared to 8 months at December 31, 2014. Repossessed assets are generally sold at auction within 60 days after repossession. Expenses associated with owning REO and repossessed assets charged to other expenses were $0.5 million for 2015 compared to $1.1 million for 2014. Net gains or losses on the disposition of REO and repossessed assets are credited or charged to non-interest income and approximated $0.2 million of net gains in 2015 compared to $0.4 million of net gains for 2014.

Classified Loans—Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a description of internally assigned risk grades for commercial loans and a summary of loans by grade. WesBanco’s classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans and most commercial TDRs; however, TDRs may be upgraded after the borrower has repaid the loan in accordance with the restructured terms for a period of time, but such loans would continue to be reported as TDRs regardless of their grade. Classified loans increased $6.6 million or 14.0% from December 31, 2014 to December 31, 2015, and represented 1.1% of total loans on both December 31, 2015 and 2014. The increase in the dollar amount of classified loans is primarily attributable to loans acquired from ESB.

Charge-offs and Recoveries—Total charge-offs increased $1.8 million or 14.3% to $14.7 million, while total recoveries held steady at $3.6 million, resulting in a 20.2% increase in net charge-offs for 2015 compared to 2014. The increase in charge-offs was primarily due to a partial charge-off of $1.3 million for the non-energy C&I credit noted above, the remainder of which is included in non-accrual loans at December 31, 2015 as discussed above, and a CRE investment property loan for a medical office building that had previously been specifically reserved totaling $1.7 million. The total net loan charge-off rate of 0.23% of average loans is consistent with the overall percentage reduction in delinquency, criticized and classified loans, non-performing loans, lower unemployment, and a return of commercial and residential real estate values to pre-recession levels. Table 20 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 20. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Charge-offs:
Commercial real estate—land and construction	$—	$—	$536	$3,879	$7,494
Commercial real estate—improved property	4,915	2,426	6,915	7,693	19,466
Commercial and industrial	2,785	3,485	1,505	4,625	9,087
Residential real estate	1,803	2,437	3,079	3,902	4,627
Home equity lines of credit	1,502	652	549	1,144	798
Consumer	2,892	3,120	3,819	3,851	4,037

Total loan charge-offs	13,897	12,120	16,403	25,094	45,509
Deposit account overdrafts	846	779	880	871	936

Total charge-offs	14,743	12,899	17,283	25,965	46,445

Recoveries:
Commercial real estate—land and construction	1	—	125	607	199
Commercial real estate—improved property	840	603	615	1,107	993
Commercial and industrial	435	1,194	471	390	909
Residential real estate	604	454	401	407	375
Home equity lines of credit	262	115	116	30	116
Consumer	1,240	1,034	1,144	1,035	1,053

Total loan recoveries	3,382	3,400	2,872	3,576	3,645
Deposit account overdrafts	222	233	255	277	312

Total recoveries	3,604	3,633	3,127	3,853	3,957

Net charge-offs	$11,139	$9,266	$14,156	$22,112	$42,488

Net charge-offs as a percentage of average loans:
Commercial real estate—land and construction	—%	—%	0.18%	1.81%	4.17%
Commercial real estate—improved property	0.22	0.11	0.38	0.43	1.19
Commercial and industrial	0.33	0.39	0.20	1.00	1.94
Residential real estate	0.10	0.22	0.32	0.52	0.70
Home equity lines of credit	0.33	0.18	0.15	0.44	0.28
Consumer	0.45	0.88	1.01	1.13	1.18

Total net loan charge-offs	0.23	0.22	0.37	0.65	1.29

ALLOWANCE FOR CREDIT LOSSES

While the provision for credit losses increased in 2015 compared to 2014 as a result of growth in the loan portfolio, the allowance for loan losses (“allowance”) decreased $2.8 million or 6.2% from December 31, 2014 to December 31, 2015. This decrease in the amount of the allowance is attributable to lower historical loss rates, improved credit quality, improvement in most of the qualitative factors that determine the adequacy of the allowance, and charge-offs of loans that were specifically reserved in prior years with replacement of such specific reserves not being warranted.

The allowance represented 0.82% of total portfolio loans at December 31, 2015 compared to 1.09% at December 31, 2014. However, the allowance does not include the credit portion of the fair market value adjustment for acquired loans. The decrease in the allowance as a percentage of loans is primarily attributable to acquired loans recorded at fair value for ESB in 2015 and Fidelity in 2012. If these acquired loans were excluded from total loans, the allowance as a percentage of the legacy portfolio and organic loan growth would approximate 0.97% of total loans at December 31, 2015 and 1.14% at December 31, 2014.

Table 21 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

TABLE 21. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Balance at beginning of year:
Allowance for loan losses	$44,654	$47,368	$52,699	$54,810	$61,051
Allowance for loan commitments	455	602	341	468	1,404

Total beginning balance	45,109	47,970	53,040	55,278	62,455

Provision for credit losses:
Provision for loan losses	8,195	6,552	8,825	20,001	36,247
Provision for loan commitments	158	(147)	261	(127)	(936)

Total provision for credit losses	8,353	6,405	9,086	19,874	35,311

Net charge-offs:
Total charge-offs	(14,743)	(12,899)	(17,283)	(25,965)	(46,445)
Total recoveries	3,604	3,633	3,127	3,853	3,957

Net charge-offs	(11,139)	(9,266)	(14,156)	(22,112)	(42,488)

Balance at end of year:
Allowance for loan losses	41,710	44,654	47,368	52,699	54,810
Allowance for loan commitments	613	455	602	341	468

Total ending balance	$42,323	$45,109	$47,970	$53,040	$55,278

Allowance for loan losses as a percentage of total loans	0.82%	1.09%	1.22%	1.43%	1.69%
Allowance for loan losses to non-accrual loans	1.25x	1.15x	1.29x	1.34x	0.95x
Allowance for loan losses to total non-performing loans	0.93x	0.88x	0.92x	0.83x	0.63x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.87x	0.84x	0.88x	0.76x	0.60x

The allowance consists of specific reserves for certain impaired loans and a general reserve for all other loans. WesBanco uses historical loss rates by risk grade for CRE – improved property and C&I loans, and the historical loss rates for the total of CRE – land and construction loans, retail loans and deposit overdrafts as a base loss rate for the general allowance. The base loss rate is adjusted for the impact of qualitative factors which in management’s judgment are appropriate to accurately reflect probable loss in each loan category. Qualitative factors include the impact of historical loss rates for the most recent sixty months, the volatility and velocity with which historical loss rates have changed during the economic cycle, economic conditions, delinquency levels and trends, non-performing and classified loan levels and trends, changes in credit policies and lending standards, concentrations of credit exposure if any, the results of regulatory examinations and internal loan reviews, and other external factors when appropriate. Table 22 summarizes the components of the allowance.

TABLE 22. COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2015	2014	2013	2012	2011
General allowance:
Based on historical loss experience	$28,490	$29,359	$38,545	$39,761	$42,920
Based on qualitative factors	11,699	11,497	8,091	11,195	8,537
Specific reserves	1,521	3,798	732	1,743	3,353

Total allowance for loan losses	41,710	44,654	47,368	52,699	54,810
Allowance for loan commitments	613	455	602	341	468

Total allowance for credit losses	$42,323	$45,109	$47,970	$53,040	$55,278

The general allowance based on historical loss experience decreased $0.9 million or 3.0% from December 31, 2014 to December 31, 2015, which is consistent with decreasing historical loss rates for the past twelve and thirty-six month periods. However, net charge-offs decreased rapidly following the recession that impacted the periods prior to the past thirty-six months. Therefore, the general allowance based on qualitative factors increased $0.2 million or 1.8% from December 31, 2014 to December 31, 2015 primarily due to consideration of higher loss rates experienced through the longer economic cycle and management’s uncertainty about the sustainability of recent improvement in general economic conditions. Specific reserves decreased $2.3 million from December 31, 2014 to December 31, 2015 primarily as a result of the partial charge-off of a CRE loan that had a $1.7 million specific reserve. The allowance for loan commitments, which is not material to the total allowance for credit losses, increased $0.2 million or 34.7% from December 31, 2014 to December 31, 2015.

Table 23 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 23. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses:
Commercial real estate—land and construction	$4,390	$5,654	$6,056	$3,741	$4,842
Commercial real estate—improved property	14,748	17,573	18,157	23,614	24,748
Commercial and industrial	10,002	9,063	9,925	9,326	11,414
Residential real estate	4,582	5,382	5,673	7,182	5,638
Home equity lines of credit	2,883	2,329	2,017	2,458	1,962
Consumer	4,763	4,078	5,020	5,557	5,410
Deposit account overdrafts	342	575	520	821	796

Total allowance for loan losses	41,710	44,654	47,368	52,699	54,810

Allowance for loan commitments:
Commercial real estate—land and construction	157	194	301	27	74
Commercial real estate—improved property	26	10	62	25	21
Commercial and industrial	260	112	130	215	323
Residential real estate	7	9	5	6	4
Home equity lines of credit	117	90	85	49	33
Consumer	46	40	19	19	13

Total allowance for loan commitments	613	455	602	341	468

Total allowance for credit losses	$42,323	$45,109	$47,970	$53,040	$55,278

Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, specific reserves and management’s judgment with respect to the impact of qualitative factors on each category of loans. Decreases in the allowances for all loan categories generally reflect lower historical loss rates and reductions in non-performing and classified commercial loans. The decrease in the allowance for all CRE loans of $4.1 million was due primarily to lower specific reserves of $2.1 million, decreasing historical loss rates, the overall credit quality of the CRE portfolio and stable market conditions. However, the allowance for CRE loans includes approximately $3.0 million attributable to management’s consideration of higher historical loss rates over the longer economic cycle. The allowance for C&I loans increased due primarily to portfolio growth and the impact of one charge-off on loss rates. The allowance for residential real estate loans decreased as a result of decreasing historical loss rates and a more stable residential real estate market. The allowance for HELOCs increased due to loan growth and repayment risk associated with lines that are nearing the end of their availability period. The allowance for consumer loans increased due to management’s qualitative adjustments based on the variability of net historical losses, an increased probability that future losses may approach longer term loss rates and organic growth in the legacy portfolio. The allowance for deposit account overdrafts decreased but is not material to the total allowance. Although the allowance for credit losses is allocated as described in Table 23, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb probable losses at December 31, 2015.

DEPOSITS

TABLE 24. DEPOSITS

	December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Deposits
Non-interest bearing demand	$1,311,455	$1,061,075	$250,380	23.6
Interest bearing demand	1,152,071	885,037	267,034	30.2
Money market	967,561	954,957	12,604	1.3
Savings deposits	1,077,374	842,818	234,556	27.8
Certificates of deposit	1,557,838	1,305,096	252,742	19.4

Total deposits	$6,066,299	$5,048,983	$1,017,316	20.1

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 141 branches in West Virginia, Ohio and western Pennsylvania. The FDIC insures all deposits up to $250,000 per account.

Total deposits increased by $1.0 billion or 20.1% in 2015 due to the ESB acquisition, which provided $1.0 billion of additional deposits, while organic deposits were relatively unchanged from December 31, 2014. Interest-bearing demand and non-interest bearing demand deposits increased 30.2% and 23.6%, respectively, while savings and money market deposits increased 27.8% and 1.3%, respectively, due to the ESB acquisition and corresponding marketing initiatives, incentive compensation paid to customers and employees, focused retail and business strategies to obtain more account relationships and customers’ overall preference for shorter-term maturities. Deposit balances were also impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $140.9 million and $237.1 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, demand deposits, savings deposits and money market deposits at former ESB branches were $361.2 million, $189.6 million and $28.1 million, respectively, compared to $373.3 million, $186.9 million and $37.6 million, respectively, at the date of acquisition.

Certificates of deposit increased by $252.7 million due primarily to the ESB acquisition. Certificates of deposit remaining from the ESB acquisition totaled $454.1 million, while organic deposits decreased by 15.4% and acquired balances decreased 29.6% from the acquisition date due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decrease is also impacted by lower offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $243.7 million in total outstanding balances at December 31, 2015, of which $182.7 million represented one-way buys, compared to $283.0 million in total outstanding balances at December 31, 2014, of which $172.3 million represented one-way buys. ICS® balances totaled $147.3 million and $117.1 million at December 31, 2015 and 2014, respectively. Certificates of deposit greater than $250,000 were approximately $232.6 million at December 31, 2015 compared to $174.7 million at December 31, 2014. Certificates of deposit of $100,000 or more were approximately $780.1 million at December 31, 2015 compared to $706.1 million at December 31, 2014. Certificates of deposit totaling approximately $922.8 million at December 31, 2015 with a cost of 0.61% are scheduled to mature within the next year. The average rate on certificates of deposit decreased 29 basis points from 0.94% for the year ended December 31, 2014 to 0.65% in 2015 with a similar decrease experienced for jumbo certificates of deposit. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which includes offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 25. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Maturity:
Within three months	$208,791	$182,097	$26,694	14.7
Over three to six months	134,465	134,180	285	0.2
Over six to twelve months	149,599	118,791	30,808	25.9
Over twelve months	287,216	271,068	16,148	6.0

Total certificates of deposit of $100,000 or more	$780,071	$706,136	$73,935	10.5

Interest expense on certificates of deposit of $100,000 or more totaled approximately $4.9 million, $7.5 million and $13.0 million in 2015, 2014 and 2013, respectively.

BORROWINGS

TABLE 26. BORROWINGS

	December 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,041,750	$223,126	$818,624	366.9
Other short-term borrowings	81,355	80,690	665	0.8
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,176	20	—

Total	$1,229,301	$409,992	$819,309	199.8

Borrowings are a less significant source of funding for WesBanco as compared to total deposits. During 2015, FHLB borrowings increased $818.6 million from December 31, 2014. The acquisition of ESB provided $392.1 million in FHLB borrowings, and $426.5 million in new borrowings were utilized to manage WesBanco’s normal liquidity needs, including loan and investment funding, as well as CD runoff. A portion of the replacement investment securities were funded by the new FHLB borrowings.

WesBanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $45.5 million at December 31, 2015, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2015 and 2014 was estimated to be approximately $1.1 billion and $1.5 billion, respectively.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts and borrowings on a revolving line of credit at December 31, 2015 were $81.4 million compared to $80.7 million at December 31, 2014. The small increase in these borrowings has occurred as a result of a $0.7 million increase in securities sold under agreements to repurchase.

On September 2, 2015, WesBanco renewed a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This revolving line of credit replaced another correspondent bank revolving line of credit that matured on July 31, 2014. The new revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. The new revolving line of credit also requires WesBanco to maintain at all times a consolidated four quarter average return on average assets of > 0.70%, a Texas ratio of less than 25% (broadly defined as the ratio of non-performing assets to tangible common equity and the allowance for loan losses), unencumbered cash and marketable securities of at least $12.0 million, and to maintain at all times on a consolidated basis and for the Bank a total risk-based capital ratio of > 12.0%, a Tier 1 risk-based capital ratio of > 10.0% and a Tier 1 leverage ratio of > 7.0%. WesBanco was in compliance with all terms and conditions at December 31, 2015. There was no outstanding balance as of December 31, 2015 or 2014.

CONTRACTUAL OBLIGATIONS

TABLE 27. CONTRACTUAL OBLIGATIONS

		December 31, 2015 (1)
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$4,508,461	$—	$—	$—	$4,508,461
Certificates of deposit	9	922,773	400,559	206,230	28,276	1,557,838
Federal Home Loan Bank borrowings	10	213,052	820,784	5,497	2,417	1,041,750
Other short term borrowings	10	81,356	—	—	—	81,356
Junior subordinated debt owed to unconsolidated subsidiary trusts	11	—	—	—	106,196	106,196
Future benefit payments under pension plans (2)(3)	12	3,301	8,006	9,190	244,301	264,798
Director and executive officer retirement plans (2)	N/A	1,476	2,709	2,251	5,751	12,187
Consulting agreements (2)	N/A	75	50	50	25	200
Leases (2)	6	2,872	4,475	3,165	12,507	23,019
Software licenses and maintenance agreements (2)	N/A	1,043	2,258	—	—	3,301
Naming rights	N/A	250	500	500	750	2,000
Limited partnership funding commitments	8	767	715	206	451	2,139

Total		$5,735,426	$1,240,056	$227,089	$400,674	$7,603,245

(1)	Represents maturities of principal and excludes interest payments.
(2)	These payments are recognized as expense in the income statement when incurred and not necessarily at the time of payment.
(3)	Pension plan assets of $113.3 million were available at December 31, 2015 to absorb the undiscounted future estimated payments to plan participants.

Significant fixed and determinable contractual obligations as of December 31, 2015 are presented in the table above by due date. The amounts shown do not include future interest payments, accrued interest or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

WesBanco’s future benefit payments under pension plans are estimated based on actuarial assumptions and do not necessarily represent the actual contractual cash flows that may be required by WesBanco in the future. Please refer to Note 12, “Employee Benefit Plans,” of the Consolidated Financial Statements for more information on employee benefit plans.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, loans approved but not closed, overdraft limits and contingent obligations to purchase loans funded by other entities. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 17, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity increased to $1.1 billion at December 31, 2015 from $788.2 million at December 31, 2014. The increase was due primarily to $293.6 million of common stock issued in the ESB acquisition, coupled with net income of $80.8 million, which was partially offset by the declaration of dividends to common shareholders of $35.4 million and a $2.1 million other comprehensive loss. The other comprehensive loss was due to an unrealized loss in the securities portfolio, which was partially offset by an unrealized gain in the defined benefit pension plan.

For 2015, common dividends increased to $0.92 per share, or 4.5% on an annualized basis, compared to $0.88 per share in 2014. The common dividend per share payout ratio increased to 42.8% in 2015 from 36.8% in 2014, which is primarily attributable to common dividends increasing more rapidly than earnings year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 35% to 55%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors. The quarterly dividend was increased again in February 2016 to $0.24 per share, or 4.3%.

In May 2015, WesBanco repurchased from the United States Department of the Treasury (“Treasury”) a warrant to purchase 101,320.6 shares of the Company’s common stock. This warrant was acquired through WesBanco’s acquisition of Fidelity Bancorp, Inc. (“Fidelity’) in 2012 and was originally issued by Fidelity pursuant to the Treasury’s Capital Purchase Program established as part of the Troubled Asset Relief Program. The purchase price paid by WesBanco to the Treasury for the warrant was $2.2 million.

In October 2015, WesBanco’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares in addition to the existing share repurchase plan approved in March, 2007. At December 31, 2015, 1,252,260 shares of WesBanco common stock remained authorized to be purchased under the current repurchase plans.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its banking subsidiary WesBanco Bank maintain Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. WesBanco Bank paid $60.0 million in dividends to WesBanco during 2015, or 70.0% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2015, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $51.3 million from the Bank.

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

Please refer to Note 20, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements. Also refer to “Item 1. Business” within this Annual Report on Form 10-K for more information on the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III Capital Standards.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 59.3% at December 31, 2015 and deposit balances funded 71.6% of assets.

The following table lists the sources of liquidity from assets at December 31, 2015 expected within the next year:

(in thousands)
Cash and cash equivalents	$86,685
Securities with a maturity date within the next year	22,465
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	242,662
Callable securities	131,301
Loans held for sale	7,899
Accruing loans scheduled to mature	706,408
Normal loan repayments	645,281

Total sources of liquidity expected within the next year	$1,842,701

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $6.1 billion at December 31, 2015. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $922.8 million at December 31, 2015, which includes jumbo regular certificates of deposit totaling $343.3 million with a weighted-average cost of 0.62%, and jumbo CDARS® deposits of $149.6 million with a weighted-average cost of 0.63%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at December 31, 2015 approximated $1.1 billion, compared to $1.5 billion at December 31, 2014. At December 31, 2015, the Bank had unpledged available-for-sale securities with an amortized cost of $471.8 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At December 31, 2015, WesBanco had a BIC line of credit totaling $225.8 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $225.0 million, none of which was outstanding at December 31, 2015, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $81.4 million at December 31, 2015 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during 2015. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $35.1 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2015. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2015, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $51.3 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.5 billion and $1.2 billion at December 31, 2015 and 2014, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 17, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2015 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

COMPARISON OF 2014 VERSUS 2013

Net income increased 10% for the twelve months ended December 31, 2014, to $70.0 million compared to $63.9 million for 2013, while diluted earnings per share were $2.39, an increase of 10% compared to $2.18 per share for 2013. The increased net income improved the return on average assets to 1.12% in 2014 from 1.05% in 2013.

Net interest income increased $7.7 million or 4.2% in 2014 compared to 2013 due to a 3.1% increase in average earning assets, primarily through a 4.8% increase in average loan balances, and improvement in the net interest margin. The net interest margin improved by 3 basis points to 3.61% in 2014 compared to 3.58% in 2013. Accretion of various purchase accounting adjustments from the 2012 Fidelity acquisition benefited the net interest margin throughout 2013 and 2014, but at a decreasing rate. Excluding this benefit from both years, the net interest margin increased by 8 basis points from 3.49% in 2013 to 3.57% in 2014. The improved net interest margin in the low interest rate environment resulted partially from the aforementioned loan growth as the average rate on loans is higher than the average rate on securities. In addition, funding costs continued to decrease in 2014 as a result of a 9.4% increase in lower-cost demand, money market and savings account deposits, while higher-cost CDs decreased by 11.8%. The average rate on CDs declined by 43 basis points as higher rate CDs matured. In addition, a 29.2% reduction in higher-rate average other borrowings improved funding costs through the prepayment of a higher-rate $22.0 million repurchase agreement with another bank in the third quarter, and through maturities. Overall, average deposits increased by 2.6% in 2014 compared to 2013.

Credit quality continued to improve over 2013. Total non-performing loans, including TDRs, decreased 1.2% from December 31, 2013 to $50.9 million, while criticized and classified loans decreased 40.2% over the last twelve months to $81.1 million at December 31, 2014. Net charge-offs for 2014 were $9.3 million or 0.23% of average portfolio loans compared to $14.2 million or 0.38% in 2013. Lower charge-offs and continued improvement in delinquent, non-performing and classified and criticized loans resulted in a provision for credit losses of $6.4 million in 2014 compared to $9.1 million in 2013. The allowance for loan losses represented 1.09% of total portfolio loans at December 31, 2014, compared to 1.22% at the end of 2013.

Non-interest income decreased $0.8 million or 1.1% for 2014 compared to 2013. The third quarter of 2014 included a $1.4 million charge related to the prepayment of certain repurchase agreements. Non-interest income, excluding this charge, increased $0.6 million or 0.9% for the year. Trust fees increased 7.6% for the year as assets under management continued to increase from customer development initiatives and overall market improvements. Total trust assets were $3.8 billion at December 31, 2014, representing an increase of 4.1% from $3.7 billion at December 31, 2013. Net securities brokerage revenues increased $0.7 million or 10.8%, due to significant production increases from the addition of support and sales staff in several regions, as well as an increase in referrals and production from a licensed retail banker program. Service charges on deposits decreased 10.0% compared to 2013 due to lower overdraft fees that are affected by consistent increases in deposit levels and higher average deposits per account. Mortgage loan sale gains decreased 38.6% as the weak housing market reduced mortgage demand resulting in lower mortgage activity, which was also impacted by the new 2014 Qualified Mortgage and Ability-to-Repay rules, somewhat limiting the Bank’s product offerings.

Non-interest expense increased $0.6 million or 0.4% for 2014 compared to 2013. Salaries and wages increased 3.0%, due to routine annual adjustments to compensation, increased commissions on higher brokerage revenue and incentive and stock-related compensation granted in 2014, partially offset by lower average full time employees (“FTEs”). In 2014, employee benefits expense decreased 7.5%, primarily from decreased pension and other benefits expense, partially offset by higher health insurance costs. In addition, net occupancy and equipment expense increased due to higher weather-related expenses, the opening of three branches over the last five quarters and investment in internal infrastructure in the second half of last year. Other expenses increased $1.0 million primarily due to customer fraud losses recognized totaling $0.6 million, increased franchise taxes and other miscellaneous fees and costs, partially offset by reduced communication expenses.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at December 31, 2015 and 2014 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2015	December 31, 2014
+300	6.2%	0.9%	(25.0%)
+200	5.5%	2.1%	(12.5%)
+100	3.6%	1.9%	(5.0%)
-100	(2.7%)	(1.8%)	(5.0%)

As per the table above, the earnings simulation model at December 31, 2015 currently projects that net interest income for the next twelve month period would decrease by 2.7% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 1.8% for the same scenario as of December 31, 2014.

For rising rate scenarios, net interest income would increase by 3.6%, 5.5%, and 6.2% if rates increased by 100, 200 and 300 basis points, respectively, as of December 31, 2015 compared to increases of 1.9%, 2.1% and 0.9% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2014.

The balance sheet is asset sensitive as of December 31, 2015, and significantly more so than at December 31, 2014, based upon changes in the mix of various earning assets and costing liabilities, current year loan and transaction deposit account growth, particularly in non-interest bearing accounts, the impact of the first federal funds rate increase since 2006 of 25 basis points in December, an increase in FHLB borrowings versus short-term certificates of deposit and adjustments in modeling assumptions such as deposit beta rates. In the latter half of the year, certain FHLB short-term borrowings were extended to terms between one and three year maturities, while additional FHLB borrowings were obtained to replace the above-noted short-term CD runoff. Loan growth in the fourth quarter was also primarily concentrated in LIBOR and prime-adjustable loans, which typically increase asset sensitivity. Overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities, as well as other earning asset and costing liability differences to the currently modeled assumptions. In addition, variable rate commercial loans with rate floors averaging 4.15% approximated $1.0 billion at December 31, 2015, which represented approximately 34% of commercial loans, as compared to $1.1 billion or 42% of commercial loans at December 31, 2014. Approximately 52% or $526.6 million of these loans are currently priced at their floor, as compared to 62% or $668.0 million at December 31, 2014. In a 100 basis point rising rate environment, these rate floor loans may not re-price at all or may not as significantly re-price from their current floor level as compared to non-floor loans. As a result of the December rate increase, more commercial loans with floors are now scheduled to experience a rate increase in a rising rate environment of 100 basis points than at the end of the prior year, assisting asset sensitivity overall.

Given the current low interest rate environment and flatter yield curve affecting the repricing of loans and investments, WesBanco expects that the base case net interest margin in the near term may remain at relatively similar or slightly lower levels as was reported in the fourth quarter. Management currently anticipates that two additional short-term federal funds rate increases may occur in 2016, in addition to the first one in December, 2015 of 25 basis points each. While many economists and Federal Reserve Board member commentators have suggested another two to four 25 basis points federal funds rate increases are possible in 2016, with an additional two to four increases in 2017, market turmoil after the end of 2015 now suggests a lower probability of such number of increases occurring. A delay in implementing further rate increases may have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Maturities and repricing of higher-costing certificates of deposit serve to mitigate compression from lower loan spreads and general loan re-pricing at lower spreads in the current competitive loan environment, along with anticipated loan growth in most loan categories. However, with current CDs costing an average of 0.64% in the fourth quarter, this factor is not expected to be as significant in the near term as it was in prior periods when maturing CD rates were higher. Many customers have been electing to move maturing CD balances to lower-costing transaction accounts such as MMDAs until rates rise further, which assists in lowering the cost of deposits in the short run, but may result in a portion of these balances moving back to more expensive CDs upon a significant short-term rate increase. Additional CD runoff over the past year has been replaced with FHLB borrowings, which have increased from $223.1 million at December 31, 2014 to $1.0 billion at December 31, 2015, also reflecting funding obtained from the ESB acquisition or acquired shortly thereafter to fund the investment portfolio restructuring that occurred in conjunction with the acquisition. Certificates of deposit totaling approximately $922.8 million mature within the next year at an average cost of 0.61%. The increase in FHLB borrowings overall in 2015, and lengthening of their associated maturities, primarily in the second half of the year, has also assisted in the improving asset sensitive position, as approximately $820.8 million of FHLB borrowings have been extended to over one to three year maturities.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources or interest rate swaps as necessary to lengthen liabilities, help offset mismatches in various asset maturities, and manage short-term cash needs. CDARS® and ICS® deposits also continue to be used to lengthen maturities in certificates of deposit, and for customers seeking higher-yielding instruments and/or to maintain their total deposit levels below FDIC insurance limits.

Current balance sheet strategies to reduce the potential for margin compression in the current low rate and flatter yield curve environment include:

•	increasing total loans; primarily commercial and home equity loans that have variable or adjustable rates;

•	selling a majority of new residential mortgage loan production into the secondary market:

•	investing available short-term liquidity;

•	continuing marketing programs to increase consumer and home equity loans, and non-interest bearing or low-cost interest bearing checking accounts;

•

re-mixing securities’ prepayment and maturity cash flows into loans as demand warrants, or to a lesser degree into new investments such as short-to-intermediate duration MBS and CMO securities and intermediate term tax-exempt municipal securities;

•	extending or renewing FHLB term borrowings as necessary to balance asset/liability mismatches, and/or use derivatives to accomplish a similar purpose, and

•	extending a portion of CD maturities through the CDARS® program.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at December 31, 2015, using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 3.0% over the next twelve months, compared to a 1.9% increase at December 31, 2014. In addition, management creates a “Most Likely” forecast scenario which is periodically updated and reviewed at each ALCO meeting, incorporating current budget or re-forecast assumptions into the model such as estimated loan and deposit growth, asset and liability remixing, competitive market rates for various products and marketing promotions, and other assumptions. Such model helps to predict changes in forecasted outcomes and necessary adjustments to the plan to achieve management’s earnings goals.

WesBanco periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At December 31, 2015, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 1.9%, compared to an increase of 6.0% at December 31, 2014. In a 100 basis point falling rate environment, the model indicates a decrease of 8.8%, compared to a decrease of 11.0% as of December 31, 2014. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, new borrowings, transaction deposits and certificates of deposit, as well as certain other modeling assumptions, resulted in the change in equity market value from 2014.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on the assessment, management determined that, as of December 31, 2015, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Todd F. Clossin	/s/ Robert H. Young
Todd F. Clossin	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WesBanco, Inc.

We have audited WesBanco, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). WesBanco, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WesBanco, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, of WesBanco, Inc. and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 26, 2016

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WesBanco, Inc.

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WesBanco, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WesBanco, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 26, 2016

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2015	2014
ASSETS
Cash and due from banks, including interest bearing amounts of $10,978 and $8,405, respectively	$86,685	$94,002
Securities:
Available-for-sale, at fair value	1,409,520	917,424
Held-to-maturity (fair values of $1,038,207 and $619,617, respectively)	1,012,930	593,670

Total securities	2,422,450	1,511,094

Loans held for sale	7,899	5,865

Portfolio loans, net of unearned income	5,065,842	4,086,766
Allowance for loan losses	(41,710)	(44,654)

Net portfolio loans	5,024,132	4,042,112

Premises and equipment, net	112,203	93,135
Accrued interest receivable	25,759	18,481
Goodwill and other intangible assets, net	490,888	319,506
Bank-owned life insurance	150,980	123,298
Other assets	149,302	89,072

Total Assets	$8,470,298	$6,296,565

LIABILITIES
Deposits:
Non-interest bearing demand	$1,311,455	$1,061,075
Interest bearing demand	1,152,071	885,037
Money market	967,561	954,957
Savings deposits	1,077,374	842,818
Certificates of deposit	1,557,838	1,305,096

Total deposits	6,066,299	5,048,983

Federal Home Loan Bank borrowings	1,041,750	223,126
Other short-term borrowings	81,356	80,690
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,176

Total borrowings	1,229,302	409,992

Accrued interest payable	1,715	1,620
Other liabilities	50,850	47,780

Total Liabilities	7,348,166	5,508,375

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 and 50,000,000 shares authorized in 2015 and 2014, respectively; 38,546,042 and 29,367,511 shares issued in 2015 and 2014, respectively; 38,459,635 and 29,298,188 shares outstanding in 2015 and 2014, respectively	80,304	61,182
Capital surplus	516,294	244,661
Retained earnings	549,921	504,578
Treasury stock (86,407 shares and 69,323 shares in 2015 and 2014, respectively, at cost)	(2,640)	(2,151)
Accumulated other comprehensive loss	(20,954)	(18,825)
Deferred benefits for directors	(793)	(1,255)

Total Shareholders’ Equity	1,122,132	788,190

Total Liabilities and Shareholders’ Equity	$8,470,298	$6,296,565

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2015	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$203,993	$172,182	$175,323
Interest and dividends on securities:
Taxable	39,314	29,233	29,193
Tax-exempt	16,764	13,589	13,128

Total interest and dividends on securities	56,078	42,822	42,321

Other interest income	1,641	987	246

Total interest and dividend income	261,712	215,991	217,890

INTEREST EXPENSE
Interest bearing demand deposits	1,943	1,568	1,415
Money market deposits	1,914	1,877	1,462
Savings deposits	640	532	525
Certificates of deposit	11,033	13,286	22,010

Total interest expense on deposits	15,530	17,263	25,412

Federal Home Loan Bank borrowings	5,510	968	1,151
Other short-term borrowings	370	1,333	2,525
Junior subordinated debt owed to unconsolidated subsidiary trusts	3,315	3,199	3,315

Total interest expense	24,725	22,763	32,403

NET INTEREST INCOME	236,987	193,228	185,487
Provision for credit losses	8,353	6,405	9,086

Net interest income after provision for credit losses	228,634	186,823	176,401

NON-INTEREST INCOME
Trust fees	21,900	21,069	19,577
Service charges on deposits	16,743	16,135	17,925
Electronic banking fees	14,361	12,708	12,198
Net securities brokerage revenue	7,692	6,922	6,248
Bank-owned life insurance	4,863	4,614	4,664
Net gains on sales of mortgage loans	2,071	1,604	2,614
Net securities gains	948	903	684
Net gain / (loss) on other real estate owned and other assets	356	(1,006)	(81)
Other income	5,532	5,555	5,456

Total non-interest income	74,466	68,504	69,285

NON-INTEREST EXPENSE
Salaries and wages	77,340	67,408	65,431
Employee benefits	26,896	21,518	23,255
Net occupancy	13,635	12,122	11,809
Equipment	13,194	11,542	10,669
Marketing	5,646	5,242	5,174
FDIC insurance	4,107	3,376	3,725
Amortization of intangible assets	3,136	1,920	2,288
Restructuring and merger-related expense	11,082	1,309	1,310
Other operating expenses	38,887	37,196	37,337

Total non-interest expense	193,923	161,633	160,998

Income before provision for income taxes	109,177	93,694	84,688
Provision for income taxes	28,415	23,720	20,763

NET INCOME	$80,762	$69,974	$63,925

EARNINGS PER COMMON SHARE
Basic	$2.15	$2.39	$2.18
Diluted	2.15	2.39	2.18

AVERAGE COMMON SHARES OUTSTANDING
Basic	37,488,331	29,249,499	29,270,922
Diluted	37,547,127	29,333,876	29,344,683

DIVIDENDS DECLARED PER COMMON SHARE	$0.92	$0.88	$0.78

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(in thousands)	2015	2014	2013
Net income	$80,762	$69,974	$63,925
Securities available-for-sale:
Net change in unrealized (losses) gains on securities available-for-sale	(10,552)	15,242	(30,288)
Related income tax benefit (expense)	3,875	(5,604)	11,186
Net securities gains reclassified into earnings	(596)	(981)	(89)
Related income tax expense	219	361	33

Net effect on other comprehensive income for the period	(7,054)	9,018	(19,158)

Securities held-to-maturity:
Amortization of unrealized gain transferred from available-for-sale	(494)	(472)	(1,029)
Related income tax expense	182	173	383

Net effect on other comprehensive income for the period	(312)	(299)	(646)

Defined benefit pension plan:
Amortization of net loss and prior service costs	3,205	1,516	3,579
Related income tax benefit	(1,201)	(558)	(1,368)
Recognition of unrealized gain (loss)	5,106	(24,934)	17,751
Related income tax (expense) benefit	(1,873)	9,166	(6,527)

Net effect on other comprehensive income for the period	5,237	(14,810)	13,435

Total other comprehensive loss	(2,129)	(6,091)	(6,369)

Comprehensive income	$78,633	$63,883	$57,556

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2015, 2014 and 2013
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Deferred Benefits for Directors	Total
(dollars in thousands, except shares and per share amounts)	Shares Outstanding	Amount
January 1, 2013	29,214,660	$60,863	$241,672	$419,246	$—	$(6,365)	$(1,232)	$714,184

Net income	—	—	—	63,925	—	—	—	63,925
Other comprehensive loss	—	—	—	—	—	(6,369)	—	(6,369)

Comprehensive income								57,556
Common dividends declared ($0.78 per share)	—	—	—	(22,820)	—	—	—	(22,820)
Stock options exercised	121,424	249	2,568	—	52	—	—	2,869
Restricted stock granted	48,750	79	(348)	—	269	—	—	—
Treasury shares acquired	(204,926)	—	80	—	(6,290)	—	—	(6,210)
Adjustment to shares issued in acquisition	(4,672)	(9)	(95)	—	—	—	—	(104)
Stock compensation expense	—	—	1,120	—	—	—	—	1,120
Deferred benefits for directors—net	—	—	(23)	—	—	—	23	—

December 31, 2013	29,175,236	$61,182	$244,974	$460,351	$(5,969)	$(12,734)	$(1,209)	$746,595

Net income	—	—	—	69,974	—	—	—	69,974
Other comprehensive loss	—	—	—	—	—	(6,091)	—	(6,091)

Comprehensive income								63,883
Common dividends declared ($0.88 per share)	—	—	—	(25,747)	—	—	—	(25,747)
Stock options exercised	82,656	—	(399)	—	2,566	—	—	2,167
Restricted stock granted	42,554	—	(1,321)	—	1,321	—	—	—
Treasury shares acquired	(2,258)	—	49	—	(69)	—	—	(20)
Stock compensation expense	—	—	1,312	—	—	—	—	1,312
Deferred benefits for directors—net	—	—	46	—	—	—	(46)	—

December 31, 2014	29,298,188	$61,182	$244,661	$504,578	$(2,151)	$(18,825)	$(1,255)	$788,190

Net income	—	—	—	80,762	—	—	—	80,762
Other comprehensive loss	—	—	—	—	—	(2,129)	—	(2,129)

Comprehensive income								78,633
Common dividends declared ($0.92 per share)	—	—	—	(35,419)	—	—	—	(35,419)
Shares issued for acquisition	9,178,531	19,122	274,507	—	—	—	—	293,629
Treasury shares acquired	(126,909)	—	51	—	(3,972)	—	—	(3,921)
Stock options exercised	60,275	—	(324)	—	1,925	—	—	1,601
Restricted stock granted	49,550	—	(1,558)	—	1,558	—	—	—
Repurchase of stock warrant	—	—	(2,247)	—	—	—	—	(2,247)
Stock compensation expense	—	—	1,666	—	—	—	—	1,666
Deferred benefits for directors—net	—	—	(462)	—	—	—	462	—

December 31, 2015	38,459,635	$80,304	$516,294	$549,921	$(2,640)	$(20,954)	$(793)	$1,122,132

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$80,762	$69,974	$63,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	8,122	7,386	6,978
Other net amortization	6,460	1,742	64
Provision for credit losses	8,353	6,405	9,086
Net securities gains	(948)	(903)	(684)
Net gains on sales of mortgage loans	(2,071)	(1,604)	(2,614)
Decrease in deferred income tax assets	10,665	8,690	6,527
Increase in cash surrender value of bank-owned life insurance—net	(4,863)	(4,614)	(4,664)
Contribution to pension plan	(7,500)	(7,500)	(5,000)
Loans originated for sale	(135,892)	(102,321)	(132,039)
Proceeds from the sale of loans originated for sale	135,928	103,916	145,474
Net change in: other assets and accrued interest receivable	(4,293)	10,205	26,371
Net change in: other liabilities and accrued interest payable	(7,988)	(1,896)	(4,195)
Other—net	1,914	5,328	2,251

Net cash provided by operating activities	88,649	94,808	111,480

INVESTING ACTIVITIES
Net increase in loans held for investment	(293,306)	(199,760)	(220,562)
Securities available-for-sale:
Proceeds from sales	635,609	16,249	9,265
Proceeds from maturities, prepayments and calls	319,370	214,934	241,023
Purchases of securities	(526,765)	(201,272)	(196,514)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	75,295	47,820	86,512
Purchases of securities	(390,471)	(45,955)	(85,838)
Cash paid to acquire a business, net of cash acquired	(28,551)	—	—
Proceeds from bank-owned life insurance	7,803	2,352	2,954
Purchases of premises and equipment—net	(9,575)	(7,374)	(8,845)
Sale of portfolio loans—net	—	—	7,506

Net cash (used in) provided by investing activities	(210,591)	(173,006)	(164,499)

FINANCING ACTIVITIES
(Decrease) increase in deposits	(233,684)	(12,869)	119,359
Proceeds from Federal Home Loan Bank borrowings	941,910	200,532	—
Repayment of Federal Home Loan Bank borrowings	(515,388)	(16,775)	(70,850)
Decrease in other short-term borrowings	(4,334)	(51,021)	(11,938)
(Decrease) increase in federal funds purchased	—	(20,000)	20,000
Repayment of junior subordinated debt	(36,083)	—	(7,732)
Repurchase of common stock warrant	(2,247)	—	—
Dividends paid to common shareholders	(33,007)	(25,136)	(22,243)
Issuance of common stock	—	—	2,539
Treasury shares (purchased) sold—net	(2,542)	1,918	(6,170)

Net cash provided by financing activities	114,625	76,649	22,965

Net decrease in cash and cash equivalents	(7,317)	(1,549)	(30,054)
Cash and cash equivalents at beginning of the year	94,002	95,551	125,605

Cash and cash equivalents at end of the year	$86,685	$94,002	$95,551

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$27,969	$24,521	$36,309
Income taxes paid	15,855	11,706	18,050
Transfers of loans to other real estate owned	1,501	2,464	2,251
Transfers of portfolio loans to loans held for sale	—	—	11,245
Non-cash transactions related to ESB acquisition	301,933	—	—

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 141 banking offices, one loan production office and 129 ATM machines in West Virginia, Ohio and western Pennsylvania. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc.

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

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has eight wholly-owned trust subsidiaries (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 11, “Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts”) and the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns non-controlling variable interests in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns which are not included in the Consolidated Financial Statements. Refer to Note 8, “Investments in Limited Partnerships” for further detail.

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

Held-to-maturity securities: Securities that are purchased with the positive intent and ability to be held until their maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts. Transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Certain securities with less than 15% of their original purchase price remaining may be sold to improve portfolio efficiency.

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

Gains and losses: Net realized gains and losses on sales of securities are included in non-interest income. The cost of securities sold is based on the specific identification method. The gain or loss is determined as of the trade date. Unrealized gains and losses on available-for-sale securities are recorded through other comprehensive income.

Amortization and accretion: Generally, premiums are amortized to call date and discounts are accreted to maturity, on a level yield basis.

Other-than-temporary impairment losses: An investment security is considered impaired if its fair value is less than its cost or amortized cost basis. If WesBanco intends to sell or will be required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statements of Income. If WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, impaired securities prior to the recovery of their cost, a review is conducted each quarter to determine if the impairment is other-than-temporary due to credit impairment. In estimating other-than-temporary impairment losses, WesBanco considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the extent and duration of the decline in fair value, the type of security, either fixed or equity, and the receipt of principal and interest according to the contractual terms. If the impairment is to be considered temporary, the impairment for available-for-sale securities is recognized in other comprehensive income in the Consolidated Balance Sheet. If the impairment is to be considered other-than-temporary based on management’s review of the various factors that indicate credit impairment, the impairment must be separated into credit and non-credit portions. The credit portion is recognized in the Consolidated Statements of Income. For available-for-sale securities, the non-credit portion is calculated as the difference between the present value of the future cash flows at the contract rate and the fair value of the security and is recognized in other comprehensive income.

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

Loans acquired in acquisitions are recorded at fair value with no carryover of related allowance for credit losses. The premium or discount derived from the fair market value adjustment is recognized into interest income using a level yield method over the remaining expected life of the loan. Refer to the “Acquired Loans” policy below for additional detail.

Loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method. When a loan is paid off, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income.

Loans are generally placed on non-accrual when they are 90 days past due, unless the loan is well-secured and in the process of collection. Loans may be returned to accrual status when a borrower has resumed paying principal and interest for a sustained period of at least six months and the Bank is reasonably assured of collecting the remaining contractual principal and interest. Loans are returned to accrual status at an amount equal to the principal balance of the loan at the time of non-accrual status less any payments applied to principal during the non-accrual period. Loans are reported as a troubled debt restructuring when WesBanco for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider. Refer to the “Troubled Debt Restructuring” policy below for additional detail.

A loan is considered impaired, based on current information and events, if it is probable that WesBanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement. Impaired loans include all non-accrual loans and troubled debt restructurings. WesBanco recognizes interest income on non-accrual loans on the cash basis only if recovery of principal is reasonably assured.

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

Acquired Loans—Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, WesBanco considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non-accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.

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

Acquired loans that were not individually determined to be purchased with deteriorated credit quality are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20), whereby the premium or discount derived from the fair market value adjustment, on a loan-by-loan or pooled basis, is recognized into interest income on a level yield basis over the remaining expected life of the loan or pool.

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

The evaluation includes an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain commercial loans for impairment. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies, the volatility of historical loss rates, the velocity of changes in historical loss rates, and regulatory guidance pertaining to the allowance for credit losses. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial real estate and commercial and industrial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for loans that are not individually tested for impairment based on historical loss rates adjusted for the impact of the qualitative factors discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade or group of pass grades using a migration analysis. Historical loss rates for commercial real estate land and construction, residential real estate, home equity and consumer loans that are not risk graded are determined for the total of each category of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

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

Troubled Debt Restructurings (“TDR”)—A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date, or the expected duration of the loan. The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reduction of the unpaid principal or interest. Additionally, all consumer bankruptcies are considered TDR; all TDRs are considered impaired loans.

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

Non-accrual loans that are restructured remain on non-accrual, but may move to accrual status after they have performed according to the restructured terms for a period of time. TDRs on accrual status generally remain on accrual as long as they continue to perform in accordance with their modified terms. TDRs may also be placed on non-accrual if they do not perform in accordance with the restructured terms. Loans may be removed from TDR status after they have performed according to the renegotiated terms for a period of time if the interest rate under the modified terms is at or above market, or if the loan returns to its original terms.

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

Goodwill is not amortized but is evaluated for impairment annually, or more often if events or circumstances indicate it may be impaired. Finite-lived intangible assets, which consist primarily of core deposit and customer list intangibles (long-term customer-relationship intangible assets) are amortized using straight-line and accelerated methods over their weighted-average estimated useful lives, ranging from ten to sixteen years in total, and are tested for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Non-compete agreements are recognized in other assets on the balance sheet and are amortized on a straight line basis over the life of the respective agreements, ranging from one to four years.

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

Earnings Per Common Share—Basic earnings per common share (“EPS”) are calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. For diluted EPS, the weighted-average number of shares for the period is increased by the number of shares which would be issued assuming the exercise of in-the-money common stock options and any outstanding warrants. Restricted stock shares are recorded as issued and outstanding upon their grant, rather than upon vesting, and therefore are included in the weighted-average shares outstanding due to voting rights granted at the time restricted stock is granted.

Trust Assets—Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain money market trust assets are held on deposit at the Bank and are accounted for as such.

Stock-Based Compensation—Stock-based compensation awards granted, comprised of stock options, restricted stock, and performance-based awards are valued at fair value and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service or performance period of each award. For service-based awards with graded vesting schedules, compensation expense is divided equally among the vesting periods with each separately vested portion of the award recognized in compensation expense on a straight-line basis over the requisite service period. For performance-based awards, compensation expense is recognized evenly over the performance period, based on the probability of achievement, and is adjusted over the performance period as the probability of success becomes more or less likely.

Defined Benefit Pension Plan—WesBanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. WesBanco recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected stream of future benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially-derived market-related value, an assumed rate of annual compensation increase, and amortization or accretion of actuarial gains and losses as well as other actuarial assumptions. The plan has been closed to new entrants since August, 2007; however, benefits are still earned for those plan participants with continuing employment after August, 2007.

Recent Accounting Pronouncements—In January, 2016, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2016-1) that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The standard does not change the guidance for classifying and measuring investments in debt securities and loans. Entities will have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In September, 2015, the FASB issued ASU 2015-16 which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2015, including interim periods with those fiscal years. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In May, 2015, the FASB issued ASU 2015-07 related to disclosures for investments in certain entities that calculate net asset value (NAV) per share (or its equivalent). This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and modifies certain disclosure requirements. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, and requires retrospective adoption. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In April, 2015, the FASB issued ASU 2015-05 that provides guidance on when to account for a cloud computing arrangement as a software license. The guidance applies only to internal-use software that a customer obtains access to in a hosting arrangement if both of the following criteria are met: (1) The customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In February, 2015, the FASB issued ASU 2015-02 that revised the consolidation model, requiring reporting entities to reevaluate whether they should consolidate certain legal entities under the revised model. The amendments in this update modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, and eliminate the presumption that a general partner should consolidate and affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The pronouncement also provides for a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In August, 2014, the FASB issued ASU 2014-14 related to the classification of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based upon the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 and may be adopted under either a modified retrospective transition method or a prospective transition method. However, the same method of transition as elected under ASU 2014-04 must be applied. While early adoption was permitted, WesBanco elected to adopt the ASU in the first quarter of 2015, which was the first interim period after December 31, 2014. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

In June, 2014, the FASB issued ASU 2014-11 related to repurchase-to-maturity transactions, repurchase financing and disclosures. The pronouncement changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The pronouncement also requires two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. WesBanco adopted the ASU in the first quarter of 2015. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

In May, 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The pronouncement was originally effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Early adoption was not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. WesBanco is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

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

On the acquisition date, ESB had $1.9 billion in assets, excluding goodwill, which included $701.0 million in loans, and $486.9 million in securities. The ESB acquisition was valued at $339.0 million, based on WesBanco’s closing stock price on February 10, 2015 of $32.00, and resulted in WesBanco issuing 9,178,531 shares of its common stock and $45.0 million in cash and other assets in exchange for ESB common stock. The assets and liabilities of ESB were recorded on WesBanco’s balance sheet at fair value as of February 10, 2015, the acquisition date, and ESB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. ESB was merged into WesBanco and ESB Bank was merged into WesBanco Bank on February 10, 2015. WesBanco recorded $168.5 million in goodwill and $5.3 million in core deposit intangibles in its community banking segment, representing the principal change in goodwill and intangibles from December 31, 2014. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of ESB, it is not practicable to determine the proforma results or revenue and net income included in WesBanco’s operating results relating to ESB since the date of acquisition because ESB has been fully integrated into WesBanco’s operations, and the operating results of ESB can therefore not be separately identified.

For the year ended December 31, 2015, WesBanco recorded merger-related expenses of $11.1 million associated with the ESB acquisition. In 2014 WesBanco recognized $1.3 million in merger-related expenses in connection with the ESB acquisition.

The purchase price of the ESB acquisition and resulting goodwill is summarized as follows:

(in thousands)	February 10, 2015
Purchase Price:
Fair value of WesBanco shares issued (net of equity issuance costs of $0.1 million)	$293,933
Cash consideration for outstanding ESB shares, options and restricted stock	37,036
Settlement of pre-existing loan to ESB	8,000

Total purchase price	$338,969
Fair value of:
Tangible assets acquired	$1,859,129
Core deposit and other intangible assets acquired	5,346
Liabilities assumed	(1,702,444)
Net cash received in the acquisition	8,485

Fair value of net assets acquired	170,516

Goodwill recognized	$168,453

The following table presents the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition.

(in thousands)	February 10, 2015
Assets
Cash and due from banks	$8,485
Securities	486,891
Loans	700,964
Goodwill and other intangible assets	173,798
Accrued income and other assets (1)	671,275

Total Assets	$2,041,413

Liabilities
Deposits	$1,254,091
Borrowings	433,454
Accrued expenses and other liabilities	14,899

Total liabilities	1,702,444

Purchase price	$338,969

(1)	Includes receivables of $560.7 million from the sale of available-for-sale securities prior to the acquisition date.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2015	2014	2013
Numerator for both basic and diluted earnings per common share:
Net income	$80,762	$69,974	$63,925

Denominator:
Total average basic common shares outstanding	37,488,331	29,249,499	29,270,922
Effect of dilutive stock options and warrant	58,796	84,377	73,761

Total diluted average common shares outstanding	37,547,127	29,333,876	29,344,683

Earnings per common share—basic	$2.15	$2.39	$2.18
Earnngs per common share—diluted	2.15	2.39	2.18

All stock options were included in the computation of diluted earnings per share for the years ended December 31, 2015 and 2014. Stock options representing 42,701 shares were not included in the computation of diluted earnings per share for the year ended December 31, 2013 because to do so would have been anti-dilutive.

On February 10, 2015, WesBanco issued approximately 9,178,531 shares to complete its acquisition of ESB. These shares are included in total and average shares outstanding beginning on that date. For additional information relating to the ESB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2015				December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$82,725	$1,183	$(403)	$83,505	$86,964	$1,087	$(315)	$87,736
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,188,256	1,720	(13,896)	1,176,080	703,535	4,336	(6,758)	701,113
Obligations of states and political subdivisions	76,106	4,205	(46)	80,265	86,073	5,365	(5)	91,433
Corporate debt securities	58,745	181	(333)	58,593	25,974	141	(119)	25,996

Total debt securities	$1,405,832	$7,289	$(14,678)	$1,398,443	$902,546	$10,929	$(7,197)	$906,278
Equity securities	10,263	816	(2)	11,077	10,304	842	—	11,146

Total available-for-sale securities	$1,416,095	$8,105	$(14,680)	$1,409,520	$912,850	$11,771	$(7,197)	$917,424

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$216,419	$1,922	$(2,014)	$216,327	$79,004	$3,262	$(246)	$82,020
Obligations of states and political subdivisions	762,039	26,121	(726)	787,434	507,927	23,917	(1,043)	530,801
Corporate debt securities	34,472	237	(263)	34,446	6,739	106	(49)	6,796

Total held-to-maturity securities	$1,012,930	$28,280	$(3,003)	$1,038,207	$593,670	$27,285	$(1,338)	$619,617

Total securities	$2,429,025	$36,385	$(17,683)	$2,447,727	$1,506,520	$39,056	$(8,535)	$1,537,041

At December 31, 2015 and 2014, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2015. In many instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2015
(in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Obligations of government agencies	$—	$16,865	$38,382	$28,258	$—	$83,505
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	1,176,080	1,176,080
Obligations of states and political subdivisions	7,684	21,210	38,302	13,069	—	80,265
Corporate debt securities	13,252	29,369	14,041	1,931	—	58,593
Equity securities (2)	—	—	—	—	11,077	11,077

Total available-for-sale securities	$20,936	$67,444	$90,725	$43,258	$1,187,157	$1,409,520

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$216,327	$216,327
Obligations of states and political subdivisions	1,706	39,229	367,308	379,191	—	787,434
Corporate debt securities	—	888	33,558	—	—	34,446

Total held-to-maturity securities	$1,706	$40,117	$400,866	$379,191	$216,327	$1,038,207

Total securities	$22,642	$107,561	$491,591	$422,449	$1,403,484	$2,447,727

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $1.0 billion and $706.5 million at December 31, 2015 and 2014, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $635.6 million, $16.2 million and $9.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net unrealized (losses) gains on available-for-sale securities included in accumulated other comprehensive income net of tax, as of December 31, 2015, 2014 and 2013 were ($4.2) million, $2.9 million and ($6.1) million, respectively.

The following table presents the gross realized gains and losses on sales and calls of securities for the years ended December 31, 2015, 2014 and 2013, respectively.

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Gross realized gains	$1,029	$1,131	$922
Gross realized losses	(81)	(228)	(238)

Net realized gains	$948	$903	$684

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2015 and 2014:

	December 31, 2015
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$49,826	$(403)	11	$—	$—	—	$49,826	$(403)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,003,397	(10,981)	187	146,182	(4,929)	31	1,149,579	(15,910)	218
Obligations of states and political subdivisions	58,705	(400)	76	23,691	(372)	29	82,396	(772)	105
Corporate debt securities	41,326	(541)	12	1,931	(55)	1	43,257	(596)	13
Equity securities	1,378	(2)	1	—	—	—	1,378	(2)	1

Total temporarily impaired securities	$1,154,632	$(12,327)	287	$171,804	$(5,356)	61	$1,326,436	$(17,683)	348

	December 31, 2014
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$19,362	$(77)	5	$19,757	$(238)	4	$39,119	$(315)	9
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	78,786	(386)	19	240,055	(6,618)	43	318,841	(7,004)	62
Obligations of states and political subdivisions	12,615	(96)	15	61,548	(952)	93	74,163	(1,048)	108
Corporate debt securities	2,969	(31)	1	4,573	(137)	2	7,542	(168)	3

Total temporarily impaired securities	$113,732	$(590)	40	$325,933	$(7,945)	142	$439,665	$(8,535)	182

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh and FHLB of Cincinnati stock totaling $45.5 million and $11.6 million at December 31, 2015 and 2014, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $1.0 million and $2.4 million at December 31, 2015 and 2014, respectively.

	December 31,	December 31,
(in thousands)	2015	2014
Commercial real estate:
Land and construction	$344,748	$262,643
Improved property	1,911,633	1,682,817

Total commercial real estate	2,256,381	1,945,460

Commercial and industrial	737,878	638,410
Residential real estate	1,247,800	928,770
Home equity	416,889	330,031
Consumer	406,894	244,095

Total portfolio loans	5,065,842	4,086,766

Loans held for sale	7,899	5,865

Total loans	$5,073,741	$4,092,631

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31, 2015
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$5,654	$17,573	$9,063	$5,382	$2,329	$4,078	$575	$44,654
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total beginning allowance for credit losses	5,848	17,583	9,175	5,391	2,419	4,118	575	45,109

Provision for credit losses:
Provision for loan losses	(1,265)	1,250	3,289	399	1,794	2,337	391	8,195
Provision for loan commitments	(37)	16	148	(2)	27	6	—	158

Total provision for credit losses	(1,302)	1,266	3,437	397	1,821	2,343	391	8,353

Charge-offs	—	(4,915)	(2,785)	(1,803)	(1,502)	(2,892)	(846)	(14,743)
Recoveries	1	840	435	604	262	1,240	222	3,604

Net charge-offs	1	(4,075)	(2,350)	(1,199)	(1,240)	(1,652)	(624)	(11,139)

Balance at end of period:
Allowance for loan losses	4,390	14,748	10,002	4,582	2,883	4,763	342	41,710
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total ending allowance for credit losses	$4,547	$14,774	$10,262	$4,589	$3,000	$4,809	$342	$42,323

	For the Year Ended December 31, 2014
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$6,056	$18,157	$9,925	$5,673	$2,017	$5,020	$520	$47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total beginning allowance for credit losses	6,357	18,219	10,055	5,678	2,102	5,039	520	47,970

Provision for credit losses:
Provision for loan losses	(402)	1,239	1,429	1,692	849	1,144	601	6,552
Provision for loan commitments	(107)	(52)	(18)	4	5	21	—	(147)

Total provision for credit losses	(509)	1,187	1,411	1,696	854	1,165	601	6,405

Charge-offs	—	(2,426)	(3,485)	(2,437)	(652)	(3,120)	(779)	(12,899)
Recoveries	—	603	1,194	454	115	1,034	233	3,633

Net charge-offs	—	(1,823)	(2,291)	(1,983)	(537)	(2,086)	(546)	(9,266)

Balance at end of period:
Allowance for loan losses	5,654	17,573	9,063	5,382	2,329	4,078	575	44,654
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total ending allowance for credit losses	$5,848	$17,583	$9,175	$5,391	$2,419	$4,118	$575	$45,109

	For the Year Ended December 31, 2013
(in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$3,741	$23,614	$9,326	$7,182	$2,458	$5,557	$821	$52,699
Allowance for loan commitments	27	25	215	6	49	19	—	341

Total beginning allowance for credit losses	3,768	23,639	9,541	7,188	2,507	5,576	821	53,040

Provision for credit losses:
Provision for loan losses	2,726	843	1,633	1,169	(8)	2,138	324	8,825
Provision for loan commitments	274	37	(85)	(1)	36	—	—	261

Total provision for credit losses	3,000	880	1,548	1,168	28	2,138	324	9,086

Charge-offs	(536)	(6,915)	(1,505)	(3,079)	(549)	(3,819)	(880)	(17,283)
Recoveries	125	615	471	401	116	1,144	255	3,127

Net charge-offs	(411)	(6,300)	(1,034)	(2,678)	(433)	(2,675)	(625)	(14,156)

Balance at end of period:
Allowance for loan losses	6,056	18,157	9,925	5,673	2,017	5,020	520	47,368
Allowance for loan commitments	301	62	130	5	85	19	—	602

Total ending allowance for credit losses	$6,357	$18,219	$10,055	$5,678	$2,102	$5,039	$520	$47,970

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- draft	Total
December 31, 2015
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$668	$853	$—	$—	$—	$—	$1,521
Allowance for loans collectively evaluated for impairment	4,390	14,080	9,149	4,582	2,883	4,763	342	40,189
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total allowance for credit losses	$4,547	$14,774	$10,262	$4,589	$3,000	$4,809	$342	$42,323

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,031	$4,872	$—	$—	$—	$—	$8,903
Collectively evaluated for impairment	343,832	1,899,738	732,957	1,247,639	416,862	406,622	—	5,047,650
Acquired with deteriorated credit quality	916	7,864	49	161	27	272	—	9,289

Total portfolio loans	$344,748	$1,911,633	$737,878	$1,247,800	$416,889	$406,894	$—	$5,065,842

December 31, 2014
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$2,765	$1,033	$—	$—	$—	$—	$3,798
Allowance for loans collectively evaluated for impairment	5,654	14,808	8,030	5,382	2,329	4,078	575	40,856
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total allowance for credit losses	$5,848	$17,583	$9,175	$5,391	$2,419	$4,118	$575	$45,109

Portfolio loans:
Individually evaluated for impairment (1)	$—	$11,469	$2,844	$—	$—	$—	$—	$14,313
Collectively evaluated for impairment	262,643	1,671,348	635,566	928,770	330,031	244,095	—	4,072,453

Total portfolio loans	$262,643	$1,682,817	$638,410	$928,770	$330,031	$244,095	$—	$4,086,766

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2015
Pass	$335,989	$1,864,986	$713,578	$2,914,553
Criticized—compromised	5,527	10,911	9,860	26,298
Classified—substandard	3,232	35,736	14,440	53,408
Classified—doubtful	—	—	—	—

Total	$344,748	$1,911,633	$737,878	$2,994,259

As of December 31, 2014
Pass	$257,218	$1,627,771	$617,742	$2,502,731
Criticized—compromised	3,645	17,873	12,770	34,288
Classified—substandard	1,780	37,173	7,898	46,851
Classified—doubtful	—	—	—	—

Total	$262,643	$1,682,817	$638,410	$2,583,870

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $15.8 million at December 31, 2015 and $15.2 million at December 31, 2014, of which $3.1 and $2.2 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired Loans—In conjunction with the ESB acquisition, WesBanco acquired loans with a book value of $716.2 million. These loans were recorded at their fair value of $701.0 million, with $690.1 million purchased without deteriorated credit quality from loan origination. The fair market value adjustment on these loans of $10.0 million at acquisition date is expected to be recognized into interest income on a level yield basis over their remaining expected life.

Loans acquired with deteriorated credit quality with a pre-acquisition book value of $16.1 million and contractually required payments of $21.8 million were recorded at their estimated fair value of $10.9 million. The accretable yield on these acquired loans was $1.8 million on the acquisition date with $1.2 million remaining at December 31, 2015. For the year ended December 31, 2015 accretion recognized in interest income on these acquired loans was $0.6 million. The balance of loans acquired with deteriorated credit quality at December 31, 2015 was $9.3 million, while the non-accretable difference was $9.1 million. At December 31, 2015 no allowance for loan losses has been recognized related to the acquired impaired loans, as estimates of future cash flows on these loans have not been negatively impacted.

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2015
Commercial real estate:
Land and construction	$344,184	$—	$—	$564	$564	$344,748	$—
Improved property	1,901,466	909	1,097	8,161	10,167	1,911,633	—

Total commercial real estate	2,245,650	909	1,097	8,725	10,731	2,256,381	—
Commercial and industrial	734,660	298	714	2,206	3,218	737,878	33
Residential real estate	1,234,839	1,389	2,871	8,701	12,961	1,247,800	2,159
Home equity	412,450	2,252	314	1,873	4,439	416,889	407
Consumer	401,242	4,115	764	773	5,652	406,894	527

Total portfolio loans	5,028,841	8,963	5,760	22,278	37,001	5,065,842	3,126
Loans held for sale	7,899	—	—	—	—	7,899	—

Total loans	$5,036,740	$8,963	$5,760	$22,278	$37,001	$5,073,741	$3,126

Impaired loans included above are as follows:
Non-accrual loans	$11,349	$943	$2,147	$18,942	$22,032	$33,381
TDRs accruing interest (1)	10,710	390	238	210	838	11,548

Total impaired	$22,059	$1,333	$2,385	$19,152	$22,870	$44,929

As of December 31, 2014
Commercial real estate:
Land and construction	$261,356	$20	$—	$1,267	$1,287	$262,643	$71
Improved property	1,665,363	961	4,772	11,721	17,454	1,682,817	—

Total commercial real estate	1,926,719	981	4,772	12,988	18,741	1,945,460	71
Commercial and industrial	634,482	1,834	240	1,854	3,928	638,410	22
Residential real estate	915,968	1,237	3,384	8,181	12,802	928,770	1,306
Home equity	325,291	1,877	895	1,968	4,740	330,031	570
Consumer	240,365	2,571	685	474	3,730	244,095	319

Total portfolio loans	4,042,825	8,500	9,976	25,465	43,941	4,086,766	2,288
Loans held for sale	5,865	—	—	—	—	5,865	—

Total loans	$4,048,690	$8,500	$9,976	$25,465	$43,941	$4,092,631	$2,288

Impaired loans included above are as follows:
Non-accrual loans	$7,562	$2,884	$5,552	$22,820	$31,256	$38,818
TDRs accruing interest (1)	11,016	151	542	357	1,050	12,066

Total impaired	$18,578	$3,035	$6,094	$23,177	$32,306	$50,884

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	December 31, 2015			December 31, 2014
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,126	$1,990	$—	$1,588	$1,488	$—
Improved property	14,817	10,559	—	16,480	14,684	—
Commercial and industrial	4,263	3,481	—	3,152	2,597	—
Residential real estate	18,560	16,688	—	20,077	18,544	—
Home equity	3,562	3,033	—	2,890	2,663	—
Consumer	1,603	1,294	—	1,287	1,086	—

Total impaired loans without a specific allowance	44,931	37,045	—	45,474	41,062	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	3,012	3,012	668	7,980	7,980	2,765
Commercial and industrial	6,176	4,872	853	1,842	1,842	1,033

Total impaired loans with a specific allowance	9,188	7,884	1,521	9,822	9,822	3,798

Total impaired loans	$54,119	$44,929	$1,521	$55,296	$50,884	$3,798

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$2,156	$41	$1,977	$35	$4,552	$87
Improved property	17,192	437	17,669	441	22,702	610
Commercial and industrial	2,979	170	3,561	103	3,757	112
Residential real estate	17,876	862	18,829	855	19,915	803
Home equity	2,924	90	2,356	75	2,262	68
Consumer	1,199	105	1,122	97	1,377	89

Total impaired loans without a specific allowance	44,326	1,705	45,514	1,606	54,565	1,769

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	1,234	—
Improved property	5,896	—	2,795	348	2,746	22
Commercial and industrial	3,579	292	2,075	95	309	89

Total impaired loans with a specific allowance	9,475	292	4,870	443	4,289	111

Total impaired loans	$53,801	$1,997	$50,384	$2,049	$58,854	$1,880

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2015	December 31, 2014
Commercial real estate:
Land and construction	$1,023	$1,488
Improved property	11,507	20,227

Total commercial real estate	12,530	21,715

Commercial and industrial	8,148	4,110
Residential real estate	9,461	10,329
Home equity	2,391	1,923
Consumer	851	741

Total	$33,381	$38,818

(1)	At December 31, 2015, there were three borrowers with loans greater than $1.0 million totaling $8.9 million. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2015			December 31, 2014
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$967	$431	$1,398	$—	$464	$464
Improved property	2,064	1,442	3,506	2,437	1,850	4,287

Total commercial real estate	3,031	1,873	4,904	2,437	2,314	4,751

Commercial and industrial	205	282	487	329	478	807
Residential real estate	7,227	2,060	9,287	8,215	2,074	10,289
Home equity	642	218	860	740	245	985
Consumer	443	184	627	345	309	654

Total	$11,548	$4,617	$16,165	$12,066	$5,420	$17,486

As of December 31, 2015, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2015 and 2014:

	New TDRs (1) For the Year Ended December 31, 2015			New TDRs (1) For the Year Ended December 31, 2014
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	9	$1,065	$1,019	—	$—	$—
Improved property	7	1,195	708	9	1,638	1,437

Total commercial real estate	16	2,260	1,727	9	1,638	1,437

Commercial and industrial	3	98	92	3	231	163
Residential real estate	8	468	439	8	424	400
Home equity	1	7	6	—	—	—
Consumer	24	329	306	11	199	167

Total	52	$3,162	$2,570	31	$2,492	$2,167

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the years ended December 31, 2015 and 2014 that were restructured within the last twelve months prior to December 31, 2015 and 2014:

	Defaulted TDRs (1) For the Year Ended December 31, 2015		Defaulted TDRs (1) For the Year Ended December 31, 2014
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	2	370	—	—

Total commercial real estate	2	370	—	—

Commercial and industrial	—	—	—	—
Residential real estate	1	22	—	—
Home equity	—	—	—	—
Consumer	—	—	1	26

Total	3	$392	1	$26

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2015 and 2014.

TDRs that defaulted during the twelve month period that were restructured during the twelve months ended December 31, 2015 represented 2.4% of the total TDR balance at December 31, 2015. These loans are placed on non-accrual status unless they are both well-secured and in the process of collection. At December 31, 2015, the loans in the table above were not accruing interest.

The following table summarizes the recognition of interest income on impaired loans:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Average impaired loans	$53,801	$50,384	$58,854
Amount of contractual interest income on impaired loans	3,061	3,260	3,225
Amount of interest income recognized on impaired loans	1,997	2,049	1,880

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2015	2014
Other real estate owned	$5,669	$4,920
Repossessed assets	156	162

Total other real estate owned and repossessed assets	$5,825	$5,082

Residential real estate included in other real estate owned at December 31, 2015 and December 31, 2014 was $2.0 million and $0.6 million, respectively. At December 31, 2015, formal foreclosure proceedings were in process on residential real estate loans totaling $4.1 million.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2015	2014
Land and improvements	$32,665	$28,158
Buildings and improvements	121,645	105,436
Furniture and equipment	71,959	66,149

Total cost	226,269	199,743
Accumulated depreciation and amortization	(114,066)	(106,608)

Total premises and equipment, net	$112,203	$93,135

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2015, 2014 and 2013 was $8.1 million, $7.4 million and $7.0 million, respectively.

WesBanco leases certain premises and equipment under non-cancellable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under leases was $3.1 million, $2.7 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2015 are as follows (in thousands):

Year	Amount
2016	$2,872
2017	2,502
2018	1,973
2019	1,624
2020	1,541
2021 and thereafter	12,507

Total	$23,019

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $480.6 million and $312.1 million at December 31, 2015 and 2014, respectively. WesBanco’s other intangible assets of $10.3 million and $7.4 million at December 31, 2015 and 2014, respectively, primarily consist of core deposit and other customer list intangibles which have finite lives and are amortized using straight line and accelerated methods. WesBanco recognized $168.5 million in goodwill and $5.3 million in core deposit intangibles in connection with the ESB acquisition. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of core deposit and customer list intangible assets totaled $2.4 million, $1.9 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. WesBanco completed its annual goodwill impairment evaluation as of November 30, 2015 and determined that goodwill was not impaired as of December 31, 2015 as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2015. Additionally, there were no events or changes in circumstances indicating impairment of intangible assets as of December 31, 2015.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2015	2014
Other intangible assets:
Gross carrying amount	$28,674	$38,048
Accumulated amortization	(18,338)	(30,640)

Net carrying amount of other intangible assets	$10,336	$7,408

The following table shows the amortization on WesBanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2016	$2,185
2017	1,889
2018	1,601
2019	1,329
2020	1,090

As part of the ESB acquisition, WesBanco entered into non-compete agreements with former ESB executives with terms ranging from one to four years. The non-compete agreements are recognized in other assets on the balance sheet with the amortization expense recognized in amortization of intangible assets on the income statement. Amortization expense of non-compete agreements totaled $0.7 million in 2015 and is expected to be $0.6 million, $0.6 million and $0.3 million in the next three years, respectively.

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because WesBanco is not considered the primary beneficiary. All of WesBanco’s investments in limited partnerships are privately held, and their market values are not readily available. Investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period. At December 31, 2015 and 2014, WesBanco had $3.1 million and $1.7 million, respectively, invested in these partnerships. WesBanco also recognizes the unconditional unfunded equity commitments of $2.1 million and $0.6 million at

December 31, 2015 and 2014, respectively, in other liabilities. For the years ended December 31, 2015, 2014 and 2013, WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses and impairment of $0.6 million, $0.9 million, and $1.2 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $0.5 million, $0.7 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

WesBanco is also a limited partner in seven other limited partnerships which provide seed money and capital to startup companies, and financing to low-income housing projects. At December 31, 2015 and 2014, WesBanco had $5.2 million and $4.4 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ net income of $0 million, $0.3 million and $0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In connection with WesBanco’s acquisition of ESB on February 10, 2015, WesBanco acquired ESB’s wholly-owned subsidiary AMSCO, Inc. (“AMSCO”), which engages in the management of certain real estate development and construction of 1-4 family residential units through seven joint venture partnerships. The Bank has provided all development and construction financing. The joint ventures, which are majority-owned by AMSCO, have been included in the consolidated financial statements and are reflected within other non-interest income or expense. At December 31, 2015, WesBanco had a $7.7 million net investment in AMSCO. WesBanco included in operations net income of $0.3 million for the year ended December 31, 2015.

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $780.1 million and $706.1 million as of December 31, 2015 and 2014, respectively. Interest expense on certificates of deposit of $100 thousand or more was $4.9 million, $7.5 million and $13.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2016	$922,773
2017	252,066
2018	148,493
2019	88,590
2020	117,640
2021 and thereafter	28,276

Total	$1,557,838

NOTE 10. FHLB AND OTHER SHORT-TERM BORROWINGS

WesBanco is a member of the FHLB system. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2015 and 2014, WesBanco had FHLB borrowings of $1.0 billion and $223.1 million, with a remaining weighted-average interest rate of 1.17% and 0.91%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $45.5 million and $11.6 million at December 31, 2015 and 2014, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at December 31, 2015 and 2014 was estimated to be approximately $1.1 billion and $1.5 billion, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2015 based on their contractual maturity dates and interest rates (dollars in thousands) :

Year	Scheduled Maturity	Weighted Average Rate
2016	$213,052	0.82%
2017	509,788	1.17%
2018	310,996	1.32%
2019	4,645	4.12%
2020	852	5.88%
2021 and thereafter	2,417	2.13%

Total	$1,041,750	1.17%

Other short-term borrowings of $81.4 million and $80.7 million at December 31, 2015, and 2014, respectively, may consist of securities sold under agreements to repurchase, federal funds purchased, and outstanding borrowings on a revolving line of credit. At December 31, 2015 and 2014, securities sold under agreements to repurchase were $81.4 million and $80.7 million, with a weighted average interest rate during the year of 0.32% and 1.36%, respectively. There were no outstanding balances of fed funds purchased at December 31, 2015 and 2014 and no outstanding borrowings on the revolving line of credit in either year.

On September 2, 2015, WesBanco renewed a revolving line of credit, which is a senior obligation of the parent company with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, includes a fee on the unused portion of the commitment and matures September 2, 2016, provides for aggregate unsecured borrowings of up to $25.0 million. There were no outstanding balances as of December 31, 2015 or December 31, 2014.

NOTE 11. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

The Trusts, consisting of WesBanco Capital Trust II, WesBanco Capital Statutory Trust III, WesBanco Capital Trusts IV, V and VI, and Oak Hill Capital Trusts 2, 3 and 4, are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to WesBanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco, and the former Oak Hill Financial, Inc., acquired by WesBanco in 2007, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide WesBanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by WesBanco of the obligations of these Trust Preferred Securities. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. The Oak Hill Trusts 2 and 3 were organized in 2004 and Trust 4 was organized in 2005.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. All of the Trust Preferred Securities qualified under the current rules as Tier 1 instruments at December 31, 2015, but no such securities issued in the future will count as Tier 1 capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

In connection with the ESB acquisition on February 10, 2015, WesBanco acquired ESB Capital Trust IV, a Delaware trust established in 2005 by ESB. The Trust owned Junior Subordinated Debt issued by ESB. The trust preferred securities and junior subordinated debt were redeemed at aggregate redemption price, excluding accrued interest, of $36.1 million on May 11, 2015.

The following table shows WesBanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2015:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
WesBanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	5,000	155	5,155	6/30/2035	6/30/2015

Total	$103,000	$3,196	$106,196

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 3.75% through March 30, 2016, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 3.70% through March 26, 2016, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 3.18% through March 17, 2016, adjustable quarterly.
(4)	Variable rate based on the three-month LIBOR plus 1.77% with a current rate of 2.30% through March 17, 2016, adjustable quarterly.
(5)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 2.72% through January 18, 2016, adjustable quarterly.
(6)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 2.62% through January 18, 2016, adjustable quarterly.
(7)	Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 2.20% through March 30, 2016, adjustable quarterly.

NOTE 12. EMPLOYEE BENEFIT PLANS

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2015	2014
Accumulated benefit obligation at end of year	$99,312	$103,447

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$118,261	$90,640
Service cost	3,355	2,909
Interest cost	4,870	4,745
Actuarial (gain) loss	(13,413)	25,392
Benefits paid	(3,673)	(5,425)

Projected benefit obligation at end of year	$109,400	$118,261

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$110,037	$100,274
Actual return on plan assets	(572)	7,688
Employer contribution	7,500	7,500
Benefits paid	(3,673)	(5,425)

Fair value of plan assets at end of year	$113,292	$110,037

Amounts recognized in the statement of financial position:
Funded status	$3,892	$(8,224)

Net amounts recognized as receivable (payable) pension costs in the consolidated balance sheets	$3,892	$(8,224)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$156	$182
Unrecognized net loss	27,549	35,834

Net amounts recognized in accumulated other comprehensive income (before tax)	$27,705	$36,016

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.74%	4.33%
Rate of compensation increase	3.82%	3.77%
Expected long-term return on assets	6.79%	7.00%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the years ended December 31,
(dollars in thousands)	2015	2014	2013
Components of net periodic benefit cost:
Service cost—benefits earned during year	$3,355	$2,909	$3,120
Interest cost on projected benefit obligation	4,870	4,745	4,096
Expected return on plan assets	(7,735)	(7,229)	(5,993)
Amortization of prior service cost	26	45	45
Amortization of net loss	3,179	1,471	3,534

Net periodic pension cost	$3,695	$1,941	$4,802

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss for period	$(5,106)	$24,934	$(17,751)
Amortization of prior service cost	(26)	(45)	(45)
Amortization of net loss	(3,179)	(1,471)	(3,534)

Total recognized in other comprehensive income	$(8,311)	$23,418	$(21,330)

Total recognized in net periodic pension cost and other comprehensive income	$(4,616)	$25,359	$(16,528)

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.33%	5.17%	4.36%
Rate of compensation increase	3.77%	3.97%	3.00%
Expected long-term return on assets	7.00%	7.25%	7.25%

The estimated net loss and prior service credit for the Plan that will be amortized from accumulated other comprehensive income into the net periodic pension cost over the next fiscal year are $2.8 million and $26 thousand, respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized over the average remaining service period of approximately 10 years.

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

A maximum of 5% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds which invest in foreign stock. WesBanco common stock can represent up to 5% of the total market value. Corporate bonds selected for purchase must be rated Baa1 by Moody’s or BBB+ by Standard and Poor’s or higher. No more than 5% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years. There is no limit on the holdings of U.S.

Treasury or Federal Agency Securities. At December 31, 2015 and 2014 the Plan’s equity securities included 55,300 shares of WesBanco common stock with a fair market value of $1.7 million and $1.9 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2015
		December 31,
		2015	2014
Asset Category:
Equity securities	55-75%	61%	65%
Debt securities	25-55%	34%	32%
Cash and cash equivalents	0-5%	5%	3%

Total		100%	100%

The fair values of WesBanco’s pension plan assets at December 31, 2015 and 2014, by asset category are as follows:

		December 31, 2015 Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$23,741	$23,741	$—	$—
Equity securities	56,098	56,098	—	—
Corporate debt securities	16,802	—	16,802	—
Municipal obligations	3,034	—	3,034	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	15,386	—	15,386	—

Total defined benefit pension plan assets (1)	$115,061	$79,839	$35,222	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $113.3 million.

		December 31, 2014 Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$17,182	$17,182	$—	$—
Equity securities	65,869	65,869	—	—
Corporate debt securities	15,726	—	15,726	—
Municipal obligations	2,178	—	2,178	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	13,261	—	13,261	—

Total defined benefit pension plan assets (1)	$114,216	$83,051	$31,165	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $110.0 million.

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

Cash Flows—WesBanco has no required minimum contribution to the Plan for 2016 and as of December 31, 2015 and expects to make a voluntary contribution of $7.5 million in 2016. WesBanco contributed $7.5 million, $7.5 million and $5.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table presents estimated benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2016	$3,301
2017	3,870
2018	4,136
2019	4,424
2020	4,766
2021 to 2025	30,224

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

As of December 31, 2015, the KSOP held 552,868 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Total expense for the KSOP was $2.5 million, $2.2 million, and $2.1 million in 2015, 2014 and 2013, respectively. WesBanco had 484,430 and 519,773 shares remaining for future issuance under the KSOP plan at December 31, 2015 and 2014, respectively.

Incentive Bonus, Option and Restricted Stock Plan—The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus, a Long-Term Incentive, including a Total Shareholder Return Plan, a Stock Option component, and a Restricted Stock component. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned through the attainment of certain performance goals or on a time-based vesting requirement. Performance goals or service vesting requirements are established by WesBanco’s Compensation Committee. WesBanco had 288,541 and 443,388 shares, registered on Form S-8, remaining for future issuance under equity compensation plans at December 31, 2015 and 2014, respectively.

Annual Bonus

Compensation expense for the Annual Bonus was $1.3 million, $1.5 million and $1.3 million for 2015, 2014, and 2013, respectively. There was no Long-Term Incentive Bonus granted for any of these periods.

Total Shareholder Return Plan

On November 18, 2015, WesBanco’s Compensation Committee adopted Administrative Rules for a Total Shareholder Return Plan (“TSRP”). The TSRP measures the total shareholder return (“TSR”) on WesBanco common stock over a three-year measurement period relative to the return of an established peer group of publicly traded companies over the same performance period. The performance-based shares are determined at the end of the three-year period if the TSR of WesBanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of WesBanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the performance-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments. On November 18, 2015, WesBanco granted 12,000 TSRP shares for the performance period beginning January 1, 2016 and ending December 31, 2018 to certain executive officers.

Stock Options

On June 2, 2015, WesBanco granted 94,800 stock options to selected participants, including certain named executive officers at an exercise price of $31.58 per share. The options granted in 2015 are service-based and vest in two equal installments on December 31, 2015 and December 31, 2016, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.5 million, $0.4 million and $0.3 million for 2015, 2014 and 2013, respectively. At December 31, 2015, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.2 million with an expense recognition period of one year remaining. The maximum term of options granted under WesBanco’s stock option plan is ten years from the original grant date.

The total intrinsic value of options exercised was $0.6 million for each of the years ended December 31, 2015 and 2014. The cash received and related tax benefit realized from stock options exercised was $1.4 million and $0.2 million in 2015 and was $1.9 million and $0.2 million in 2014. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2015	2014	2013
Weighted-average life	4.9 years	4.8 years	4.5 years
Risk-free interest rate	1.54%	1.37%	0.74%
Dividend yield	2.91%	3.06%	3.04%
Volatility factor	26.27%	28.82%	32.31%
Fair value of the grants	$5.57	$5.41	$5.05

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the year ended December 31, 2015
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	258,450	$24.36
Granted during the year	94,800	31.58
Exercised during the year	(60,275)	22.87
Forfeited or expired during the year	(5,475)	26.32

Outstanding at end of the year	287,500	$27.02

Exercisable at year end	240,975	$26.14

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year end was $1.0 million and $1.0 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2015:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2010	14,300	$19.27	14,300	$19.27	1.38
2011	18,500	19.76	18,500	19.76	2.38
2012	28,125	20.02	28,125	20.02	3.38
2013	57,875	25.00	57,875	25.00	4.38
2014	75,650	28.79	75,650	28.79	5.39
2015	46,525	31.58	93,050	31.58	6.42

Total	240,975	$19.27 to $31.58	287,500	$27.02	4.93

Restricted Stock

During 2015, WesBanco granted 49,550 shares of restricted stock to certain officers. The restricted shares are service-based and cliff vest 36 months from the date of grant. The weighted average fair value of the restricted stock granted was $31.58 per share. Compensation expense relating to all restricted stock was $1.2 million, $1.0 million, and $0.8 million in 2015, 2014 and 2013, respectively. At December 31, 2015, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $1.7 million with a weighted average expense recognition period of 1.5 years remaining. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on the restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends to participants.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the year ended December 31, 2015	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2015	133,468	$25.19
Granted during the year	49,550	31.58
Vested during the year	(41,885)	20.73
Forfeited or expired during the year	(1,503)	24.29
Dividend reinvestment	3,826	33.11

Non-vested at end of the year	143,456	$28.92

NOTE 13. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, consulting fees, ATM expenses, postage, supplies, legal fees, communications, other real estate owned and foreclosure expenses, and other expenses. Other operating expenses are presented below:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Franchise and other miscellaneous taxes	$5,924	$6,748	$5,887
Consulting, regulatory and advisory fees	4,959	4,405	4,445
ATM and electronic banking interchange expenses	4,463	4,222	4,310
Postage and courier expenses	3,720	3,373	3,317
Supplies	2,841	2,425	2,675
Legal fees	2,418	2,531	2,549
Communications	1,537	1,555	2,717
Other real estate owned and foreclosure expenses	546	1,101	1,753
Other	12,479	10,836	9,684

Total other operating expenses	$38,887	$37,196	$37,337

NOTE 14. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
Net tax-exempt interest income on securities of state and political subdivisions	(6.8%)	(6.4%)	(6.7%)
State income taxes, net of federal tax effect	1.6%	1.4%	1.6%
Bank-owned life insurance	(1.6%)	(1.7%)	(1.9%)
General business credits	(2.1%)	(3.1%)	(3.5%)
All other—net	(0.1%)	0.1%	—

Effective tax rate	26.0%	25.3%	24.5%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Current:
Federal	$15,661	$13,346	$12,399
State	2,089	1,684	1,837
Deferred:
Federal	10,047	8,337	6,267
State	618	353	260

Total	$28,415	$23,720	$20,763

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Securities and defined benefit pension plan unrecognized items	$(1,202)	$(3,538)	$(3,707)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2015	2014	2013
Deferred tax assets:
Allowance for loan losses	$15,246	$16,386	$17,414
Compensation and benefits	6,114	8,764	2,324
Security gains and losses	2,964	2,817	3,261
Purchase accounting adjustments	1,275	1,497	3,544
Partnership adjustments	1,921	1,158	951
Non-accrual interest income	2,254	2,129	1,850
Tax credit carryforwards	13,000	10,163	11,517
Federal net operating loss carryforwards	—	597	1,415
Fair value adjustments on securities available-for-sale	1,979	—	2,772
Other	2,264	2,169	2,224

Gross deferred tax assets	47,017	45,680	47,272

Deferred tax liabilities:
Depreciation and amortization	(1,530)	(1,900)	(1,416)
Accretion on securities	(2)	(295)	(262)
Fair value adjustments on securities available-for-sale	—	(2,297)	—
Other	(1,511)	(1,728)	(983)

Gross deferred tax liabilities	(3,043)	(6,220)	(2,661)

Net deferred tax assets	$43,974	$39,460	$44,611

WesBanco has a $0.1 million valuation allowance on certain capital loss carryforwards. However, no valuation allowance was established for the remaining deferred tax assets since management believes that deferred tax assets are likely to be realized through a carry-back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $4.7 million of general business credit carryforwards which expire between 2031 and 2033. WesBanco also has $8.3 million of alternative minimum tax credits that may be carried forward indefinitely.

As a result of the acquisition of ESB in 2015 and the previous acquisitions of Fidelity, Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at December 31, 2015 and 2014 includes $32.9 million and $15.2 million, respectively, of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $12.0 million and $5.6 million for 2015 and 2014, respectively. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015 and 2014, WesBanco had approximately $0.3 million and $0.7 million, respectively, of unrecognized tax benefits and interest. As of December 31, 2015, none of these tax benefits would affect the effective tax rate if recognized. At December 31, 2015 and December 31, 2014, accrued interest related to uncertain tax positions was $15 thousand and $23 thousand, respectively, net of the related federal tax benefit. WesBanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. WesBanco is no longer subject to any income tax examinations for years prior to 2013. Fidelity returns are no longer subject to any income tax examinations for years prior to October 1, 2012. ESB returns are no longer subject to any income tax examinations for years prior to 2012.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the years ended December 31,
(in thousands)	2015	2014	2013
Balance at beginning of year	$701	$673	$668
Additions based on tax positions related to the current year	104	155	140
Reductions for tax positions of prior years	(100)	—	—
Reductions due to the statute of limitations	(379)	(127)	(135)
Settlements	—	—	—

Balance at end of year	$326	$701	$673

NOTE 15. FAIR VALUE MEASUREMENT

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2015 and 2014:

		December 31, 2015 Fair Value Measurements Using:
(in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities—available-for-sale
Obligations of government agencies	$83,505	$—	$83,505	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,176,080	—	1,176,080	—
Obligations of state and political subdivisions	80,265	—	80,265	—
Corporate debt securities	58,593	—	58,593	—
Equity securities	11,077	7,961	3,116	—

Total securities—available-for-sale	$1,409,520	$7,961	$1,401,559	$—

Total recurring fair value measurements	$1,409,520	$7,961	$1,401,559	$—

Nonrecurring fair value measurements
Impaired loans	$6,363	$—	$—	$6,363
Other real estate owned and repossessed assets	5,825	—	—	5,825
Loans held for sale	7,899	—	7,899	—

Total nonrecurring fair value measurements	$20,087	$—	$7,899	$12,188

		December 31, 2014 Fair Value Measurements Using:
(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements
Securities—available-for-sale
Obligations of government agencies	$87,736	$—	$87,736	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	701,113	—	701,113	—
Obligations of state and political subdivisions	91,433	—	91,433	—
Corporate debt securities	25,996	—	25,996	—
Equity securities	11,146	8,440	2,706	—

Total securities—available-for-sale	$917,424	$8,440	$908,984	$—

Total recurring fair value measurements	$917,424	$8,440	$908,984	$—

Nonrecurring fair value measurements
Impaired loans	$6,024	$—	$—	$6,024
Other real estate owned and repossessed assets	5,082	—	—	5,082
Loans held for sale	5,865	—	5,865	—

Total nonrecurring fair value measurements	$16,971	$—	$5,865	$11,106

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between Levels 1, 2, or 3 for the years ended December 31, 2015 and 2014.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2015:
Impaired loans	$6,363	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (40.6%) / (25.1%)
			Liquidation expenses (2)	(3.0%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,825	Appraisal of collateral (1)(3)

December 31, 2014:
Impaired loans	$6,024	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (39.7%) / (6.7%)
			Liquidation expenses (2)	(1.2%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,082	Appraisal of collateral (1)(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

(in thousands)	Carrying Amount	Fair Value Estimate	Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Financial Assets
Cash and due from banks	$86,685	$86,685	$86,685	$—	$—
Securities available-for-sale	1,409,520	1,409,520	7,961	1,401,559	—
Securities held-to-maturity	1,012,930	1,038,207	—	1,037,490	717
Net loans	5,024,132	4,936,236	—	—	4,936,236
Loans held for sale	7,899	7,899	—	7,899	—
Accrued interest receivable	25,759	25,759	25,759	—	—
Bank-owned life insurance	150,980	150,980	150,980	—	—

Financial Liabilities
Deposits	6,066,299	6,075,433	4,508,461	1,566,972	—
Federal Home Loan Bank borrowings	1,041,750	1,041,752	—	1,041,752	—
Other borrowings	81,356	81,361	78,682	2,679	—
Junior subordinated debt	106,196	79,681	—	79,681	—
Accrued interest payable	1,715	1,715	1,715	—	—

December 31, 2014
Financial Assets
Cash and due from banks	$94,002	$94,002	$94,002	$—	$—
Securities available-for-sale	917,424	917,424	8,440	908,984	—
Securities held-to-maturity	593,670	619,617	—	618,895	722
Net loans	4,042,112	4,047,648	—	—	4,047,648
Loans held for sale	5,865	5,865	—	5,865	—
Accrued interest receivable	18,481	18,481	18,481	—	—
Bank-owned life insurance	123,298	123,298	123,298	—	—

Financial Liabilities
Deposits	5,048,983	5,056,828	3,743,887	1,312,941	—
Federal Home Loan Bank borrowings	223,126	225,456	—	225,456	—
Other borrowings	80,690	80,696	77,534	3,162	—
Junior subordinated debt	106,176	79,212	—	79,212	—
Accrued interest payable	1,620	1,620	1,620	—	—

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

NOTE 16. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2014	$(22,776)	$2,892	$1,059	$(18,825)

Other comprehensive income/(loss) before reclassifications	3,233	(6,677)	—	(3,444)
Amounts reclassified from accumulated other comprehensive income/(loss)	2,004	(377)	(312)	1,315

Period change	5,237	(7,054)	(312)	(2,129)

Balance at December 31, 2015	$(17,539)	$(4,162)	$747	$(20,954)

Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

Other comprehensive (loss)/income before reclassifications	(15,768)	9,638	—	(6,130)
Amounts reclassified from accumulated other comprehensive income/(loss)	958	(620)	(299)	39

Period change	(14,810)	9,018	(299)	(6,091)

Balance at December 31, 2014	$(22,776)	$2,892	$1,059	$(18,825)

Balance at December 31, 2012	$(21,401)	$13,032	$2,004	$(6,365)

Other comprehensive income/(loss) before reclassifications	11,224	(19,102)	—	(7,878)
Amounts reclassified from accumulated other comprehensive income/(loss)	2,211	(56)	(646)	1,509

Period change	13,435	(19,158)	(646)	(6,369)

Balance at December 31, 2013	$(7,966)	$(6,126)	$1,358	$(12,734)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2015	2014	2013
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(596)	$(981)	$(89)	Net securities gains (Non-interest income)
Related income tax expense	219	361	33	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	(377)	(620)	(56)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(494)	(472)	(1,029)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	182	173	383	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	(312)	(299)	(646)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	3,205	1,516	3,579	Employee benefits (Non-interest expense)
Related income tax benefit	(1,201)	(558)	(1,368)	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	2,004	958	2,211

Total reclassifications for the period	$1,315	$39	$1,509

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income/(loss) see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 12, “Employee Benefit Plans” for additional detail.

NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.6 million and $0.5 million as of December 31, 2015 and December 31, 2014, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of December 31, 2015 and 2014.

Contingent obligations to purchase loans funded by other entities include affordable housing plan guarantees, credit card guarantees and mortgages sold into the secondary market with recourse. Affordable housing plan guarantees are performance guarantees for various building project loans. The guarantee amortizes as the loan balances decrease. Credit card guarantees are credit card balances not owned by WesBanco, whereby the Bank guarantees the performance of the cardholder. Certain mortgages sold with recourse obligate WesBanco to repurchase mortgages sold if the borrower exceeds certain delinquency metrics within the first year.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2015	2014
Lines of credit	$1,159,769	$984,352
Loans approved but not closed	234,599	116,757
Overdraft limits	106,252	95,965
Letters of credit	27,408	23,362
Contingent obligations to purchase loans funded by other entities	18,079	8,312

Contingent Liabilities—WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 18. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

WesBanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of WesBanco Bank, is a Certified Development Entity (“CDE”) with $60.0 million of New Markets Tax Credits (“NMTC”) all of which had been invested in WBCDC at December 31, 2015. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. As of December 31, 2015, WesBanco has received $19.7 million in tax credits over the seven-year credit allowance periods for its $60.0 million NMTC authority invested in WBCDC. WesBanco is eligible to receive an additional $3.7 million in tax credits as set forth in the following table with respect to aggregate QEI amounts invested with a remaining seven-year credit allowance period.

WesBanco Bank recognized $1.9 million, $2.3 million and $2.2 million in NMTC in its income tax provision for the years ended December 31, 2015, 2014 and 2013, respectively. These tax credits are subject to certain general business tax credit limitations, as well as the alternative minimum tax, and are therefore limited in deductibility currently due to the applicability of alternative minimum tax on WesBanco’s federal income tax return. A total of $5.0 million of such NMTC have been carried forward to future tax years.

(in thousands)	Aggregate QEI Amount (1)	New Markets Tax Credit
Year		2016	2017	2018	2019
2010	$14,000	$840	$—	$—	$—
2011	5,000	300	300	—	—
2012	6,000	360	360	360	—
2013	5,000	300	300	300	300

Total	$30,000	$1,800	$960	$660	$300

(1)	The seven-year credit allowance period has expired for $30.0 million in QEI investments in WBCDC.

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

At December 31, 2015, 2014 and 2013 none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2015, and the results of its operations and cash flows for the year ended December 31, 2015:

BALANCE SHEET

(in thousands)	December 31, 2015
Assets
Cash and due from banks	$26,317
Loans, net of allowance for loan losses of $217	42,958
Investments	1,062
Other assets	1,043

Total Assets	$71,380

Liabilities	$250
Shareholder Equity	71,130

Total Liabilities and Shareholder Equity	$71,380

STATEMENT OF INCOME

(in thousands)	For the year ended December 31, 2015
Interest income
Loans	$1,434

Total interest income	1,434
Recovery of loan losses	(32)

Net interest income after provision for loan losses	1,466
Non-interest income	82
Non-interest expense	6

Income before provision for income taxes	1,542
Provision for income taxes	574

Net income	$968

STATEMENT OF CASH FLOWS

For the year ended December 31, 2015
(in thousands)
Operating Activities
Net income	$968
Recovery of loan losses	(32)
Gain on investments	(82)
Net change in other assets	(513)
Net change in other liabilities	(44)

Net cash provided by operating activities	297

Investing Activities
Decrease in loans	1,750

Net cash provided by investing activities	1,750

Financing Activities
Qualified equity investment by parent company	—

Net cash provided by financing activities	—

Net increase in cash and cash equivalents	2,047
Cash and cash equivalents at beginning of year	24,270

Cash and cash equivalents at end of year	$26,317

NOTE 19. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $9.6 million, $4.4 million and $4.7 million as of December 31, 2015, 2014, and 2013, respectively. During 2015, $8.8 million in related party loans were funded and $3.6 million were repaid or no longer related. At December 31, 2015, 2014 and 2013, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 20. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, WesBanco. WesBanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Department of Banking. WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, WesBanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by WesBanco Bank to WesBanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2015, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $51.3 million from WesBanco Bank.

WesBanco and WesBanco Bank are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The average required reserve balance was $5.0 million during 2015 and 2014.

Additionally, WesBanco and WesBanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have common equity Tier 1 (“CET1”) of at least 4.5%, core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define “well-capitalized” levels of CET1, Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6.5%, 8%, 10%, and 5%, respectively. WesBanco and WesBanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2015 and 2014. There are no conditions or events since December 31, 2015 that management believes have changed WesBanco’s “well-capitalized” category.

The Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019, establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities as tier 1 capital issued before May 19, 2010 for bank holding companies under $15 billion, and increases the capital required for certain categories of assets.

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

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

			December 31, 2015			December 31, 2014
(dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$751,748	9.38%	$320,575	$593,031	9.88%	$240,068
Common equity Tier 1 (3)	4.50%	6.50%	656,911	11.66%	253,418	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	6.00%	8.00%	751,748	13.35%	337,891	593,031	13.76%	172,357
Total capital to risk-weighted assets	8.00%	10.00%	794,643	14.11%	450,521	638,064	14.81%	344,714
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$701,384	8.77%	$320,020	$516,689	8.63%	$239,533
Common equity Tier 1 (3)	4.50%	6.50%	701,384	12.49%	252,793	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	6.00%	8.00%	701,384	12.49%	337,057	516,689	12.04%	171,612
Total capital to risk-weighted assets	8.00%	10.00%	743,923	13.24%	449,409	561,369	13.08%	343,225

(1)	Minimum requirements to remain adequately capitalized. Minimums prior to January 1, 2015 were 4.00% for Tier 1 leverage and Tier 1 capital and 8.00% for total capital.
(2)	Well capitalized under prompt corrective action regulations.
(3)	The common equity Tier 1 ratio is a new regulatory ratio as of January 1, 2015, as the regulatory agencies adopted new guidelines for such ratio as a result of international adoption of the BASEL III regulatory capital accords in 2013.

NOTE 21. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2015	2014
ASSETS
Cash and short-term investments	$33,172	$61,732
Investment in subsidiaries—Bank	1,175,005	814,227
Investment in subsidiaries—Nonbank	5,604	5,343
Securities available-for-sale, at fair value	1,891	2,189
Other assets	21,817	17,553

Total Assets	$1,237,489	$901,044

LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$106,196	$106,176
Dividends payable and other liabilities	9,161	6,678

Total Liabilities	115,357	112,854
SHAREHOLDERS’ EQUITY	1,122,132	788,190

Total Liabilities and Shareholders’ Equity	$1,237,489	$901,044

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2015	2014	2013
Dividends from subsidiaries—Bank	$60,000	$59,500	$42,000
Dividends from subsidiaries—Nonbank	500	1,200	860
Income from securities	75	128	194
Net securities gain	—	745	6
Other income	104	416	67

Total income	60,679	61,989	43,127
Total expense	8,862	7,139	5,810

Income before income tax benefit and undistributed net income of subsidiaries	51,817	54,850	37,317
Income tax benefit	(2,971)	(2,006)	(2,132)

Income before undistributed net income of subsidiaries	54,788	56,856	39,449
Equity in undistributed net income of subsidiaries	25,974	13,118	24,476

NET INCOME	$80,762	$69,974	$63,925

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$80,762	$69,974	$63,925
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(25,974)	(13,118)	(24,476)
Gain on securities	—	(745)	(6)
(Increase) decrease in other assets	199	1,908	(1,957)
Other—net	1,657	1,968	1,975

Net cash provided by operating activities	56,644	59,987	39,461

INVESTING ACTIVITIES
Proceed from sales —securities available-for-sale	210	1,990	1,009
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	1,465	—	(104)

Net cash (used in) provided by investing activities	1,675	1,990	905

FINANCING ACTIVITIES
Repayment of junior subordinated debt	(36,083)	—	(7,732)
Repayment of other borrowings	(13,000)	—	—
Issuance of common stock	—	—	2,539
Repurchase of common stock warrant	(2,247)	—	—
Treasury shares (purchased) sold—net	(2,542)	1,918	(6,170)
Dividends paid to common and preferred shareholders	(33,007)	(25,136)	(22,243)

Net cash used in financing activities	(86,879)	(23,218)	(33,606)

Net (decrease) increase in cash and cash equivalents	(28,560)	38,759	6,760
Cash and short-term investments at beginning of year	61,732	22,973	16,213

Cash and short-term investments at end of year	$33,172	$61,732	$22,973

NOTE 22. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $3.6 billion, $3.8 billion and $3.7 billion at December 31, 2015, 2014, and 2013, respectively. These assets are held by WesBanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2015:
Interest and dividend income	$261,712	$—	$261,712
Interest expense	24,725	—	24,725

Net interest income	236,987	—	236,987
Provision for credit losses	8,353	—	8,353

Net interest income after provision for credit losses	228,634	—	228,634
Non-interest income	52,566	21,900	74,466
Non-interest expense	181,821	12,102	193,923

Income before provision for income taxes	99,379	9,798	109,177
Provision for income taxes	24,496	3,919	28,415

Net income	$74,883	$5,879	$80,762

For the year ended December 31, 2014:
Interest and dividend income	$215,991	$—	$215,991
Interest expense	22,763	—	22,763

Net interest income	193,228	—	193,228
Provision for credit losses	6,405	—	6,405

Net interest income after provision for credit losses	186,823	—	186,823
Non-interest income	47,435	21,069	68,504
Non-interest expense	149,429	12,204	161,633

Income before provision for income taxes	84,829	8,865	93,694
Provision for income taxes	20,174	3,546	23,720

Net income	$64,655	$5,319	$69,974

For the year ended December 31, 2013:
Interest and dividend income	$217,890	$—	$217,890
Interest expense	32,403	—	32,403

Net interest income	185,487	—	185,487
Provision for credit losses	9,086	—	9,086

Net interest income after provision for credit losses	176,401	—	176,401
Non-interest income	49,708	19,577	69,285
Non-interest expense	149,136	11,862	160,998

Income before provision for income taxes	76,973	7,715	84,688
Provision for income taxes	17,677	3,086	20,763

Net income	$59,296	$4,629	$63,925

Total non-fiduciary assets of the trust and investment services segment were $3.3 million, $4.0 million, and $3.9 million at December 31, 2015, 2014, and 2013, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

NOTE 23. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2015 and 2014.

	2015 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest and dividend income	$60,379	$66,729	$66,935	$67,660	$261,712
Interest expense	5,424	5,936	6,326	7,040	24,725

Net interest income	54,955	60,793	60,609	60,620	236,987
Provision for credit losses	1,289	2,681	1,798	2,585	8,353

Net interest income after provision for credit losses	53,666	58,112	58,811	58,035	228,634
Non-interest income	18,168	18,072	18,139	19,146	73,518
Net securities gains	22	—	47	880	948
Non-interest expense	53,441	46,589	46,981	46,894	193,923

Income before provision for income taxes	18,415	29,595	30,016	31,167	109,177
Provision for income taxes	4,528	7,962	7,768	8,165	28,415

Net income	$13,887	$21,633	$22,248	$23,002	$80,762

Earnings per common share—basic	$0.40	$0.56	$0.58	$0.60	$2.15

Earnings per common share—diluted	$0.40	$0.56	$0.58	$0.60	$2.15

	2014 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest and dividend income	$53,457	$54,044	$54,303	$54,185	$215,991
Interest expense	6,132	5,737	5,692	5,199	22,763

Net interest income	47,325	48,307	48,611	48,986	193,228
Provision for credit losses	2,199	849	1,478	1,880	6,405

Net interest income after provision for credit losses	45,126	47,458	47,133	47,106	186,823
Non-interest income	17,039	18,076	16,073	16,413	67,601
Net securities gains	10	165	581	147	903
Non-interest expense	40,095	40,304	39,263	41,972	161,633

Income before provision for income taxes	22,080	25,395	24,524	21,694	93,694
Provision for income taxes	5,659	6,520	6,358	5,182	23,720

Net income	$16,421	$18,875	$18,166	$16,512	$69,974

Earnings per common share—basic	$0.56	$0.65	$0.62	$0.56	$2.39

Earnings per common share—diluted	$0.56	$0.64	$0.62	$0.56	$2.39

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2015, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	299,500	$25.93	288,541
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Transactions with Directors and Officers and Election of Directors. Additional information concerning related party transactions is set forth in the Annual Report under Note 19, “Transactions with Related Parties” in the Consolidated Financial Statements.

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

(3) EXHIBIT LISTING Exhibits listed in this Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

EXHIBIT INDEX

Exhibit Number	Document	Location

2.1	Agreement and Plan of Merger dated October 29, 2014 by and between Wesbanco, Inc., Wesbanco Bank, Inc., ESB Financial Corporation and ESB Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 29, 2014

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated February 24, 2011).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 25, 2011.

3.4	Articles of Amendment to the Articles of Incorporation of WesBanco, Inc., dated April 24, 2015, increasing authorized common shares from 50,000,000 to 100,000,000.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Committsion on July 30, 2015.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee and Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.3	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee and Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee and Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.5	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee and Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

Exhibit Number	Document	Location
4.6	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee and Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

10.1	WesBanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 22, 2010.

10.2	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.**	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.3	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.4	Letter Agreement and Committed Line of Credit Note, dated September 5, 2014, between WesBanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 8, 2014.

10.5	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.6	Form of Amended and Restated Salary Continuation Agreement—With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000) and Brent E. Richmond ($12,000).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.7	WesBanco, Inc. Deferred Compensation Plan—For Directors and Eligible Employees (as amended). **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.8	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Brent E. Richmond, Michael L. Perkins and Jayson M. Zatta.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.9	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.10	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

Exhibit Number	Document	Location
10.11	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Stock Option Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.12	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Restricted Stock Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.13	Form of Amended and Restated Employment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and employee as follows: Lynn D. Asensio and Jonathan D. Dargusch.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

10.14	Form of Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and executive officers: Lynn D. Asensio, Jonathan D. Dargusch and Todd F. Clossin.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.15	Restricted Stock Agreement by and between WesBanco, Inc. and Todd F. Clossin.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

10.16	Amended and Restated Employment Agreement, dated April 24, 2014, by and between WesBanco Bank, Inc., Todd F. Clossin and WesBanco, Inc.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2014.

10.17	WesBanco, Inc. KSOP, Amended and Restated, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015

10.18	First Amendment to the WesBanco, Inc. KSOP, effective January 1, 2014.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015

10.19	Second Amendment to the WesBanco, Inc. KSOP, effective January 1, 2014.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015

10.20	Separation Agreement and Release and Waiver of Claims, dated October 29, 2014, by and among ESB Financial Corporation, ESB Bank, Charlotte A. Zuschlag, Wesbanco, Inc. and Wesbanco Bank, Inc.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.21	Employment Agreement, dated October 29, 2014, by and between Wesbanco Bank, Inc., Charlotte A. Zuschlag, and Wesbanco, Inc.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.22	Non-competition Agreement, dated October 29, 2014, by and between Wesbanco, Inc., Wesbanco Bank, Inc. and Charlotte A. Zuschlag.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

Exhibit Number	Document	Location
10.23	Form of Employment Agreement by and between WesBanco Bank, Inc., WesBanco Inc., and executive officers (effective date): Jayson M. Zatta (effective March 1, 2015)**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2015.

10.24	Wesbanco, Inc. Administrative Rules for the Total Shareholder Return Plan.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 24, 2015.

10.25	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Total Shareholder Return Agreement.**	*

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 3, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	The following materials from WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.	***

*	Filed herewith
**	Indicates management compensatory plan, contract, or arrangement
***	Filed electronically

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

WESBANCO, INC.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 26, 2016.

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

By:	/s/ Todd F. Clossin
Todd F. Clossin
Attorney-in-fact

Christopher V. Criss	Ronald W. Owen
Ernest S. Fragale	Richard G. Spencer
D. Bruce Knox	Reed J. Tanner
Paul M. Limbert	Charlotte A. Zuschlag
Jay T. McCamic