Form 10-Q
period 2016-03-31
WESBANCO INC
filed 2016-05-03
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, there were 38,362,534 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	March 31, 2016	December 31, 2015

ASSETS
Cash and due from banks, including interest bearing amounts of $19,845 and $10,978, respectively	$167,973	$86,685
Securities:
Available-for-sale, at fair value	1,380,762	1,409,520
Held-to-maturity (fair values of $1,042,690 and $1,038,207, respectively)	1,004,925	1,012,930

Total securities	2,385,687	2,422,450

Loans held for sale	4,942	7,899

Portfolio loans, net of unearned income	5,136,385	5,065,842
Allowance for loan losses	(42,525)	(41,710)

Net portfolio loans	5,093,860	5,024,132

Premises and equipment, net	110,542	112,203
Accrued interest receivable	26,574	25,759
Goodwill and other intangible assets, net	490,688	490,888
Bank-owned life insurance	151,939	150,980
Other assets	137,176	149,302

Total Assets	$8,569,381	$8,470,298

LIABILITIES
Deposits:
Non-interest bearing demand	$1,327,906	$1,311,455
Interest bearing demand	1,225,068	1,152,071
Money market	940,244	967,561
Savings deposits	1,095,819	1,077,374
Certificates of deposit	1,553,855	1,557,838

Total deposits	6,142,892	6,066,299

Federal Home Loan Bank borrowings	1,039,254	1,041,750
Other short-term borrowings	76,630	81,356
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,196

Total borrowings	1,222,080	1,229,302

Accrued interest payable	2,070	1,715
Other liabilities	56,429	50,850

Total Liabilities	7,423,471	7,348,166

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2016 and 2015, respectively; issued: 38,546,042 shares in 2016 and 2015, respectively; outstanding: 38,362,534 and 38,459,635 shares in 2016 and 2015, respectively	80,304	80,304
Capital surplus	516,260	516,294
Retained earnings	563,592	549,921
Treasury stock (183,508 and 86,407 shares in 2016 and 2015, respectively, at cost)	(5,335)	(2,640)
Accumulated other comprehensive loss	(8,357)	(20,954)
Deferred benefits for directors	(554)	(793)

Total Shareholders’ Equity	1,145,910	1,122,132

Total Liabilities and Shareholders’ Equity	$8,569,381	$8,470,298

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2016	2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$52,338	$47,713
Interest and dividends on securities:
Taxable	10,217	8,498
Tax-exempt	4,521	3,533

Total interest and dividends on securities	14,738	12,031

Other interest income	525	635

Total interest and dividend income	67,601	60,379

INTEREST EXPENSE
Interest bearing demand deposits	507	422
Money market deposits	456	456
Savings deposits	165	148
Certificates of deposit	2,659	2,872

Total interest expense on deposits	3,787	3,898

Federal Home Loan Bank borrowings	3,068	557
Other short-term borrowings	82	75
Junior subordinated debt owed to unconsolidated subsidiary trusts	822	894

Total interest expense	7,759	5,424

NET INTEREST INCOME	59,842	54,955
Provision for credit losses	2,324	1,289

Net interest income after provision for credit losses	57,518	53,666

NON-INTEREST INCOME
Trust fees	5,711	6,053
Service charges on deposits	3,952	3,652
Electronic banking fees	3,604	3,325
Net securities brokerage revenue	1,896	2,059
Bank-owned life insurance	973	1,251
Net gains on sales of mortgage loans	548	272
Net securities gains	1,111	22
Net (loss) gain on other real estate owned and other assets	(18)	122
Other income	1,616	1,434

Total non-interest income	19,393	18,190

NON-INTEREST EXPENSE
Salaries and wages	19,180	18,357
Employee benefits	7,077	7,316
Net occupancy	3,591	3,490
Equipment	3,428	2,973
Marketing	973	965
FDIC insurance	1,166	910
Amortization of intangible assets	730	566
Restructuring and merger-related expense	—	9,733
Other operating expenses	9,198	9,131

Total non-interest expense	45,343	53,441

Income before provision for income taxes	31,568	18,415
Provision for income taxes	8,694	4,528

NET INCOME	$22,874	$13,887

EARNINGS PER COMMON SHARE
Basic	$0.60	$0.40
Diluted	$0.60	$0.40

AVERAGE COMMON SHARES OUTSTANDING
Basic	38,386,983	34,393,137
Diluted	38,402,316	34,478,335

DIVIDENDS DECLARED PER COMMON SHARE	$0.24	$0.23

COMPREHENSIVE INCOME	$35,471	$19,088

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and 2015

	Common Stock					Accumulated Other	Deferred
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive (Loss) Income	Benefits for Directors	Total
December 31, 2015	38,459,635	$80,304	$516,294	$549,921	$(2,640)	$(20,954)	$(793)	$1,122,132

Net income	—	—	—	22,874	—	—	—	22,874
Other comprehensive income	—	—	—	—	—	12,597	—	12,597

Comprehensive income	—	—	—	—	—	—	—	35,471
Common dividends declared
($0.24 per share)	—	—	—	(9,203)	—	—	—	(9,203)
Treasury shares acquired	(117,101)	—	—	—	(3,317)	—	—	(3,317)
Stock options exercised	20,000	—	(146)	—	622	—	—	476
Stock compensation expense	—	—	351	—	—	—	—	351
Deferred benefits for directors- net	—	—	(239)	—	—	—	239	—

March 31, 2016	38,362,534	$80,304	$516,260	$563,592	$(5,335)	$(8,357)	$(554)	$1,145,910

December 31, 2014	29,298,188	$61,182	$244,661	$504,578	$(2,151)	$(18,825)	$(1,255)	$788,190

Net income	—	—	—	13,887	—	—	—	13,887
Other comprehensive income	—	—	—	—	—	5,201	—	5,201

Comprehensive income	—	—	—	—	—	—	—	19,088
Common dividends declared
($0.23 per share)	—	—	—	(8,843)	—	—	—	(8,843)
Shares issued for acquisition	9,178,531	19,122	274,507	—	—	—	—	293,629
Treasury shares acquired	(38,237)	—	—	—	(1,262)	—	—	(1,262)
Stock options exercised	11,330	—	(44)	—	352	—	—	308
Restricted stock granted	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	274	—	—	—	—	274
Deferred benefits for directors- net	—	—	1,198	—	—	—	(1,198)	—

March 31, 2015	38,449,812	$80,304	$520,596	$509,622	$(3,061)	$(13,624)	$(2,453)	$1,091,384

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$40,275	$36,064

INVESTING ACTIVITIES
Net increase in loans held for investment	(70,534)	(94,812)
Securities available-for-sale:
Proceeds from sales	15,026	560,676
Proceeds from maturities, prepayments and calls	83,528	52,783
Purchases of securities	(51,020)	(405,998)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	22,248	9,430
Purchases of securities	(15,848)	(51,246)
Proceeds from bank-owned life insurance	14	1,185
Cash paid to acquire a business, net of cash acquired	—	(28,551)
Purchases of premises and equipment – net	(526)	(2,033)

Net cash (used in) provided by investing activities	(17,112)	41,434

FINANCING ACTIVITIES
Increase in deposits	77,050	120,954
Proceeds from Federal Home Loan Bank borrowings	—	325,000
Repayment of Federal Home Loan Bank borrowings	(2,443)	(507,982)
Decrease in other short-term borrowings	(4,726)	(9,060)
Dividends paid to common shareholders	(8,859)	(6,446)
Treasury shares purchased—net	(2,897)	(992)

Net cash provided by (used in) financing activities	58,125	(78,526)

Net increase (decrease) in cash and cash equivalents	81,288	(1,028)
Cash and cash equivalents at beginning of the period	86,685	94,002

Cash and cash equivalents at end of the period	$167,973	$92,974

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$7,914	$5,522
Income taxes paid	1,100	100
Transfers of loans to other real estate owned	336	344
Non-cash transactions related to ESB acquisition	—	301,933

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Recent accounting pronouncements — In March 2016, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2016-09) that will require all income tax effects of stock awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-07 that eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016, and requires prospective adoption. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02 that will require entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. WesBanco is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01 that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The standard does not change the guidance for classifying and measuring investments in debt securities and loans. Entities will have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16 which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2015, including interim periods with those fiscal years. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The pronouncement was originally effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Early adoption was not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 which amends the principal versus agent guidance in the revenue standard. WesBanco is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended
	March 31,
(unaudited, in thousands, except shares and per share amounts)	2016	2015
Numerator for both basic and diluted earnings per common share:
Net income	$22,874	$13,887

Denominator:
Total average basic common shares outstanding	38,386,983	34,393,137
Effect of dilutive stock options and warrant	15,333	85,198

Total diluted average common shares outstanding	38,402,316	34,478,335

Earnings per common share - basic	$0.60	$0.40
Earnings per common share - diluted	$0.60	$0.40

Stock options representing shares of 167,750 and 0 for the three months ended March 31, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. Contingently issuable shares awarded under the total shareholder return plan were not included in the diluted computation for three months ended March 31, 2016, because to do so would have been anti-dilutive.

On February 10, 2015, WesBanco issued 9,178,531 shares to complete its acquisition of ESB. These shares are included in average shares outstanding beginning on that date.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31, 2016				December 31, 2015
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$68,720	$662	$(16)	$69,366	$82,725	$1,183	$(403)	$83,505
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,171,807	8,822	(1,962)	1,178,667	1,188,256	1,720	(13,896)	1,176,080
Obligations of states and political subdivisions	75,359	4,812	—	80,171	76,106	4,205	(46)	80,265
Corporate debt securities	41,456	141	(311)	41,286	58,745	181	(333)	58,593

Total debt securities	$1,357,342	$14,437	$(2,289)	$1,369,490	$1,405,832	$7,289	$(14,678)	$1,398,443
Equity securities	10,684	588	—	11,272	10,263	816	(2)	11,077

Total available-for-sale securities	$1,368,026	$15,025	$(2,289)	$1,380,762	$1,416,095	$8,105	$(14,680)	$1,409,520

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$212,176	$3,485	$(133)	$215,528	$216,419	$1,922	$(2,014)	$216,327
Obligations of states and political subdivisions	758,291	33,083	(190)	791,184	762,039	26,121	(726)	787,434
Corporate debt securities	34,458	1,579	(59)	35,978	34,472	237	(263)	34,446

Total held-to-maturity securities	$1,004,925	$38,147	$(382)	$1,042,690	$1,012,930	$28,280	$(3,003)	$1,038,207

Total securities	$2,372,951	$53,172	$(2,671)	$2,423,452	$2,429,025	$36,385	$(17,683)	$2,447,727

At March 31, 2016, and December 31, 2015, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2016. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	March 31, 2016
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage- backed and Equity	Total
Available-for-sale
Obligations of government agencies	$2,000	$16,008	$27,538	$23,820	$—	$69,366
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	1,178,667	1,178,667
Obligations of states and political subdivisions	7,910	20,996	36,594	14,671	—	80,171
Corporate debt securities	—	25,124	14,220	1,942	—	41,286
Equity securities (2)	—	—	—	—	11,272	11,272

Total available-for-sale securities	$9,910	$62,128	$78,352	$40,433	$1,189,939	$1,380,762

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$215,528	$215,528
Obligations of states and political subdivisions	1,692	46,620	368,327	374,545	—	791,184
Corporate debt securities	—	937	35,041	—	—	35,978

Total held-to-maturity securities	$1,692	$47,557	$403,368	$374,545	$215,528	$1,042,690

Total securities	$11,602	$109,685	$481,720	$414,978	$1,405,467	$2,423,452

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $1.1 billion and $1.0 billion at March 31, 2016 and December 31, 2015, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $15.0 million and $560.7 million for the three months ended March 31, 2016 and 2015, respectively. Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income net of tax, as of March 31, 2016 and December 31, 2015 were $8.1 million and ($4.2) million, respectively.

The following table presents the gross realized gains and losses on sales and calls of securities for the three months ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2016	2015
Gross realized gains	$1,137	$24
Gross realized losses	(26)	(2)

Net realized gains (losses)	$1,111	$22

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$22,445	$(16)	3	$—	$—	—	$22,445	$(16)	3
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	52,251	(174)	11	152,333	(1,921)	33	204,584	(2,095)	44
Obligations of states and political subdivisions	12,659	(67)	16	14,817	(123)	18	27,476	(190)	34
Corporate debt securities	26,736	(326)	8	1,942	(44)	1	28,678	(370)	9

Total temporarily impaired securities	$114,091	$(583)	38	$169,092	$(2,088)	52	$283,183	$(2,671)	90

	December 31, 2015
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$49,826	$(403)	11	$—	$—	—	$49,826	$(403)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,003,397	(10,981)	187	146,182	(4,929)	31	1,149,579	(15,910)	218
Obligations of states and political subdivisions	58,705	(400)	76	23,691	(372)	29	82,396	(772)	105
Corporate debt securities	41,326	(541)	12	1,931	(55)	1	43,257	(596)	13
Equity securities	1,378	(2)	1	—	—	—	1,378	(2)	1

Total temporarily impaired securities	$1,154,632	$(12,327)	$287	$171,804	$(5,356)	$61	$1,326,436	$(17,683)	$348

Unrealized losses on debt securities in the tables represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.

WesBanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost, and therefore, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized.

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh stock totaling $45.4 million and $45.5 million at March 31, 2016 and December 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $1.1 million and $1.0 million at March 31, 2016 and December 31, 2015, respectively and discounts on purchased loans from prior transactions of $14.8 million and $15.7 million at March 31, 2016 and December 31, 2015, respectively.

(unaudited, in thousands)	March 31, 2016	December 31, 2015
Commercial real estate:
Land and construction	$400,739	$344,748
Improved property	1,904,147	1,911,633

Total commercial real estate	2,304,886	2,256,381

Commercial and industrial	768,714	737,878
Residential real estate	1,238,227	1,247,800
Home equity	424,561	416,889
Consumer	399,997	406,894

Total portfolio loans	5,136,385	5,065,842

Loans held for sale	4,942	7,899

Total loans	$5,141,327	$5,073,741

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Three Months Ended March 31, 2016 and 2015
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2015:
Allowance for loan losses	$4,390	$14,748	$10,002	$4,582	$2,883	$4,763	$342	$41,710
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total beginning allowance for credit losses	4,547	14,774	10,262	4,589	3,000	4,809	342	42,323

Provision for credit losses:
Provision for loan losses	1,387	716	(37)	(279)	(154)	416	298	2,347
Provision for loan commitments	57	(14)	(64)	(2)	1	(1)	—	(23)

Total provision for credit losses	1,444	702	(101)	(281)	(153)	415	298	2,324

Charge-offs	—	(878)	(20)	(176)	(72)	(1,183)	(169)	(2,498)
Recoveries	1	240	35	186	53	375	76	966

Net charge-offs	1	(638)	15	10	(19)	(808)	(93)	(1,532)

Balance at March 31, 2016:
Allowance for loan losses	5,778	14,826	9,980	4,313	2,710	4,371	547	42,525
Allowance for loan commitments	214	12	196	5	118	45	—	590

Total ending allowance for credit losses	$5,992	$14,838	$10,176	$4,318	$2,828	$4,416	$547	$43,115

Balance at December 31, 2014:
Allowance for loan losses	$5,654	$17,573	$9,063	$5,382	$2,329	$4,078	$575	$44,654
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total beginning allowance for credit losses	5,848	17,583	9,175	5,391	2,419	4,118	575	45,109

Provision for credit losses:
Provision for loan losses	(323)	903	(44)	(208)	747	133	58	1,266
Provision for loan commitments	(16)	8	8	4	17	2	—	23

Total provision for credit losses	(339)	911	(36)	(204)	764	135	58	1,289

Charge-offs	—	(577)	(122)	(358)	(589)	(717)	(154)	(2,517)
Recoveries	—	136	114	218	10	229	63	770

Net charge-offs	—	(441)	(8)	(140)	(579)	(488)	(91)	(1,747)

Balance at March 31, 2015:
Allowance for loan losses	5,331	18,035	9,011	5,034	2,497	3,723	542	44,173
Allowance for loan commitments	178	18	120	13	107	42	—	478

Total ending allowance for credit losses	$5,509	$18,053	$9,131	$5,047	$2,604	$3,765	$542	$44,651

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Commercial Land and Construction	Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Over-draft	Total
March 31, 2016
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$667	$704	$—	$—	$—	$—	$1,371
Allowance for loans collectively evaluated for impairment	5,778	14,159	9,276	4,313	2,710	4,371	547	41,154
Allowance for loan commitments	214	12	196	5	118	45	—	590

Total allowance for credit losses	$5,992	$14,838	$10,176	$4,318	$2,828	$4,416	$547	$43,115

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,031	$4,574	$—	$—	$—	$—	$8,605
Collectively evaluated for impairment	400,739	1,892,461	764,140	1,238,227	424,561	399,997	—	5,120,125
Acquired with deteriorated credit quality	—	7,655	—	—	—	—		7,655

Total portfolio loans	$400,739	$1,904,147	$768,714	$1,238,227	$424,561	$399,997	$—	$5,136,385

December 31, 2015
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$668	$853	$—	$—	$—	$—	$1,521
Allowance for loans collectively evaluated for impairment	4,390	14,080	9,149	4,582	2,883	4,763	342	40,189
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total allowance for credit losses	$4,547	$14,774	$10,262	$4,589	$3,000	$4,809	$342	$42,323

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,031	$4,872	$—	$—	$—	$—	$8,903
Collectively evaluated for impairment	343,832	1,899,738	732,957	1,247,639	416,862	406,622	—	5,047,650
Acquired with deteriorated credit quality	916	7,864	49	161	27	272		9,289

Total portfolio loans	$344,748	$1,911,633	$737,878	$1,247,800	$416,889	$406,894	$—	$5,065,842

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2016
Pass	$392,298	$1,856,399	$740,311	$2,989,008
Criticized - compromised	5,414	12,310	13,686	31,410
Classified - substandard	3,027	35,438	14,717	53,182
Classified - doubtful	—	—	—	—

Total	$400,739	$1,904,147	$768,714	$3,073,600

As of December 31, 2015
Pass	$335,989	$1,864,986	$713,578	$2,914,553
Criticized - compromised	5,527	10,911	9,860	26,298
Classified - substandard	3,232	35,736	14,440	53,408
Classified - doubtful	—	—	—	—

Total	$344,748	$1,911,633	$737,878	$2,994,259

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $16.0 million at March 31, 2016 and $15.8 million at December 31, 2015, of which $2.1 and $3.1 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired Loans - Loans acquired with deteriorated credit quality at March 31, 2016 and December 31, 2015 were $7.7 million and $9.3 million, respectively, while the non-accretable difference was $8.0 million and $9.1 million, respectively. At March 31, 2016 and December 31, 2015 no allowance for loan losses has been recognized related to the acquired impaired loans, as estimates of future cash flows on these loans have not been negatively impacted.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Three Months Ended
(unaudited, in thousands)	March 31, 2016	March 31, 2015
Balance at beginning of period	$1,206	$—
Acquisitions	—	1,815
Reclass from non-accretable difference	1,033	—
Transfers	(328)	—
Accretion	(134)	(107)

Balance at end of period	$1,777	$1,708

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2016
Commercial real estate:
Land and construction	$398,836	$286	$—	$1,617	$1,903	$400,739	$1,133
Improved property	1,890,881	2,754	1,823	8,689	13,266	1,904,147	920

Total commercial real estate	2,289,717	3,040	1,823	10,306	15,169	2,304,886	2,053
Commercial and industrial	764,485	943	1,129	2,157	4,229	768,714	54
Residential real estate	1,227,332	3,208	279	7,408	10,895	1,238,227	920
Home equity	420,242	1,334	501	2,484	4,319	424,561	878
Consumer	395,875	2,708	948	466	4,122	399,997	281

Total portfolio loans	5,097,651	11,233	4,680	22,821	38,734	5,136,385	4,186
Loans held for sale	4,942	—	—	—	—	4,942	—

Total loans	$5,102,593	$11,233	$4,680	$22,821	$38,734	$5,141,327	$4,186

Impaired loans included above are as follows:
Non-accrual loans	$12,116	$2,350	$1,005	$18,389	$21,744	$33,860
TDRs accruing interest (1)	8,634	535	135	246	916	9,550

Total impaired	$20,750	$2,885	$1,140	$18,635	$22,660	$43,410

As of December 31, 2015
Commercial real estate:
Land and construction	$344,184	$—	$—	$564	$564	$344,748	$—
Improved property	1,901,466	909	1,097	8,161	10,167	1,911,633	—

Total commercial real estate	2,245,650	909	1,097	8,725	10,731	2,256,381	—
Commercial and industrial	734,660	298	714	2,206	3,218	737,878	33
Residential real estate	1,234,839	1,389	2,871	8,701	12,961	1,247,800	2,159
Home equity	412,450	2,252	314	1,873	4,439	416,889	407
Consumer	401,242	4,115	764	773	5,652	406,894	527

Total portfolio loans	5,028,841	8,963	5,760	22,278	37,001	5,065,842	3,126
Loans held for sale	7,899	—	—	—	—	7,899	—

Total loans	$5,036,740	$8,963	$5,760	$22,278	$37,001	$5,073,741	$3,126

Impaired loans included above are as follows:
Non-accrual loans	$11,349	$943	$2,147	$18,942	$22,032	$33,381
TDRs accruing interest (1)	10,710	390	238	210	838	11,548

Total impaired	$22,059	$1,333	$2,385	$19,152	$22,870	$44,929

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2016			December 31, 2015
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$983	$878	$—	$2,126	$1,990	$—
Improved property	14,221	10,332	—	14,817	10,559	—
Commercial and industrial	4,134	3,267	—	4,263	3,481	—
Residential real estate	19,051	17,169	—	18,560	16,688	—
Home equity	3,818	3,281	—	3,562	3,033	—
Consumer	1,070	897	—	1,603	1,294	—

Total impaired loans without a specific allowance	43,277	35,824	—	44,931	37,045	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	3,012	3,012	667	3,012	3,012	668
Commercial and industrial	5,878	4,574	704	6,176	4,872	853

Total impaired loans with a specific allowance	8,890	7,586	1,371	9,188	7,884	1,521

Total impaired loans	$52,167	$43,410	$1,371	$54,119	$44,929	$1,521

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,434	$6	$2,128	$16
Improved property	10,446	84	18,932	223
Commercial and industrial	3,374	41	2,513	13
Residential real estate	16,929	239	18,715	230
Home equity	3,157	24	2,641	20
Consumer	1,096	18	1,194	20

Total impaired loans without a specific allowance	36,436	412	46,123	522

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	3,012	—	7,223	—
Commercial and industrial	4,723	32	1,805	19

Total impaired loans with a specific allowance	7,735	32	9,028	19

Total impaired loans	$44,171	$444	$55,151	$541

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	March 31, 2016	December 31, 2015
Commercial real estate:
Land and construction	$878	$1,023
Improved property	11,371	11,507

Total commercial real estate	12,249	12,530

Commercial and industrial	7,694	8,148
Residential real estate	10,502	9,461
Home equity	2,679	2,391
Consumer	736	851

Total	$33,860	$33,381

(1)

At March 31, 2016 and December 31, 2015, there were three borrowers with loans greater than $1.0 million. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2016			December 31, 2015
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$391	$391	$967	$431	$1,398
Improved property	1,973	1,152	3,125	2,064	1,442	3,506

Total commercial real estate	1,973	1,543	3,516	3,031	1,873	4,904

Commercial and industrial	147	273	420	205	282	487
Residential real estate	6,667	2,308	8,975	7,227	2,060	9,287
Home equity	602	236	838	642	218	860
Consumer	161	157	318	443	184	627

Total	$9,550	$4,517	$14,067	$11,548	$4,617	$16,165

As of March 31, 2016, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had no unfunded commitments to debtors whose loans were classified as impaired as of March 31, 2016 and $0.2 million as of December 31, 2015.

The following table presents details related to loans identified as TDRs during the three months ended March 31, 2016 and 2015, respectively:

	New TDRs (1)
	For the Three Months Ended
	March 31, 2016			March 31, 2015
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	2	$115	$113
Improved Property	—	—	—	2	835	603

Total commercial real estate	—	—	—	4	950	716

Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	6	413	411
Home equity	—	—	—	1	7	6
Consumer	—	—	—	2	19	17

Total	—	$—	$—	13	$1,389	$1,150

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2016 and 2015, respectively, that were restructured within the last twelve months prior to March 31, 2016 and 2015, respectively:

	Defaulted TDRs (1) For the Three Months Ended March 31, 2016		Defaulted TDRs (1) For the Three Months Ended March 31, 2015
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	1	42
Consumer	—	—	1	27

Total	—	$—	2	$69

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2016 and 2015, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. None of the loans in the table above were accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	March 31, 2016	December 31, 2015
Other real estate owned	$5,155	$5,669
Repossessed assets	174	156

Total other real estate owned and repossessed assets	$5,329	$5,825

Residential real estate included in other real estate owned at March 31, 2016 and December 31, 2015 was $1.6 million and $2.0 million, respectively. At March 31, 2016 and December 31, 2015, formal foreclosure proceedings were in process on residential real estate loans totaling $3.5 million and $4.1 million, respectively.

NOTE 5. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2016	2015
Service cost – benefits earned during year	$696	$827
Interest cost on projected benefit obligation	1,324	1,201
Expected return on plan assets	(1,919)	(1,907)
Amortization of prior service cost	6	6
Amortization of net loss	694	784

Net periodic pension cost	$801	$911

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $0.6 million is due for 2016 which could be all or partially offset by the Plan’s $39.1 million available credit balance. WesBanco expects to make a voluntary contribution of $7.5 million to the Plan in 2016.

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

The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015:

		March 31, 2016
		Fair Value Measurements Using:
(unaudited, in thousands)	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities – available-for-sale
Obligations of government agencies	$69,366	$—	$69,366	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,178,667	—	1,178,667	—
Obligations of state and political subdivisions	80,171	—	80,171	—
Corporate debt securities	41,286	—	41,286	—
Equity securities	10,097	8,466	1,631	—
Investments measured at net asset value (1)	1,175	—	—	—

Total securities – available-for-sale	$1,380,762	$8,466	$1,371,121	$—

Total recurring fair value measurements	$1,380,762	$8,466	$1,371,121	$—

Nonrecurring fair value measurements
Impaired loans	$6,215	$—	$—	$6,215
Other real estate owned and repossessed assets	5,329	—	—	5,329
Loans held for sale	4,942	—	4,942	—

Total nonrecurring fair value measurements	$16,486	$—	$4,942	$11,544

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

		December 31, 2015
		Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Securities – available-for-sale
Obligations of government agencies	$83,505	$—	$83,505	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,176,080	—	1,176,080	—
Obligations of state and political subdivisions	80,265	—	80,265	—
Corporate debt securities	58,593	—	58,593	—
Equity securities	9,852	7,961	1,891	—
Investments measured at net asset value (1)	1,225	—	—	—

Total securities – available-for-sale	$1,409,520	$7,961	$1,400,334	$—

Total recurring fair value measurements	$1,409,520	$7,961	$1,400,334	$—

Nonrecurring fair value measurements
Impaired loans	$6,363	$—	$—	$6,363
Other real estate owned and repossessed assets	5,825	—	—	5,825
Loans held for sale	7,899	—	7,899	—

Total nonrecurring fair value measurements	$20,087	$—	$7,899	$12,188

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three months ended March 31, 2016 or for the year ended December 31, 2015.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2016:
Impaired loans	$6,215	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (40.5%) / (29.8%)
			Liquidation expenses (2)	(3.0%) to (8.0%) / (4.3%)
Other real estate owned and repossessed assets	5,329	Appraisal of collateral (1), (3)
December 31, 2015:
Impaired loans	$6,363	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (40.6%) / (25.1%)
			Liquidation expenses (2)	(3.0%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,825	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at March 31, 2016
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$167,973	$167,973	$167,973	$—	$—	$—
Securities available-for-sale	1,380,762	1,380,762	8,466	1,371,121	—	1,175
Securities held-to-maturity	1,004,925	1,042,690	—	1,042,028	662	—
Net loans	5,093,860	5,044,268	—	—	5,044,268	—
Loans held for sale	4,942	4,942	—	4,942	—	—
Accrued interest receivable	26,574	26,574	26,574	—	—	—
Bank-owned life insurance	151,939	151,939	151,939	—	—	—

Financial Liabilities
Deposits	6,142,892	6,151,880	4,589,037	1,562,843	—	—
Federal Home Loan Bank borrowings	1,039,254	1,040,813	—	1,040,813	—	—
Other borrowings	76,630	76,615	74,171	2,444	—	—
Junior subordinated debt	106,196	77,375	—	77,375	—	—
Accrued interest payable	2,070	2,070	2,070	—	—	—

			Fair Value Measurements at December 31, 2015
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$86,685	$86,685	$86,685	$—	$—	$—
Securities available-for-sale	1,409,520	1,409,520	7,961	1,400,334	—	1,225
Securities held-to-maturity	1,012,930	1,038,207	—	1,037,490	717	—
Net loans	5,024,132	4,936,236	—	—	4,936,236	—
Loans held for sale	7,899	7,899	—	7,899	—	—
Accrued interest receivable	25,759	25,759	25,759	—	—	—
Bank-owned life insurance	150,980	150,980	150,980	—	—	—

Financial Liabilities
Deposits	6,066,299	6,075,433	4,508,461	1,566,972	—	—
Federal Home Loan Bank borrowings	1,041,750	1,041,752	—	1,041,752	—	—
Other borrowings	81,356	81,361	78,682	2,679	—	—
Junior subordinated debt	106,196	79,681	—	79,681	—	—
Accrued interest payable	1,715	1,715	1,715	—	—	—

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

Net loans: Fair values for loans are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and other market factors, including liquidity. WesBanco believes the discount rates are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value is net of the allowance for loan losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

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

NOTE 7. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the three months ended March 31, 2016 and 2015 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for- Sale to Held-to-Maturity	Total
Balance at December 31, 2015	$(17,539)	$(4,162)	$747	$(20,954)

Other comprehensive income before reclassifications	—	12,912	—	12,912
Amounts reclassified from accumulated other comprehensive income	404	(669)	(50)	(315)

Period change	404	12,243	(50)	12,597

Balance at March 31, 2016	$(17,135)	$8,081	$697	$(8,357)

Balance at December 31, 2014	$(22,776)	$2,892	$1,059	$(18,825)

Other comprehensive income before reclassifications	—	4,804	—	4,804
Amounts reclassified from accumulated other comprehensive income	475	(11)	(67)	397

Period change	475	4,793	(67)	5,201

Balance at March 31, 2015	$(22,301)	$7,685	$992	$(13,624)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/(Loss) For the Three Months Ended March 31,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2016	2015
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(1,054)	$(18)	Net securities gains (Non-interest income)
Related income tax expense	385	7	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(669)	(11)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(81)	(107)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	31	40	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(50)	(67)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	700	790	Employee benefits (Non-interest expense)
Related income tax benefit	(296)	(315)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	404	475

Total reclassifications for the period	$(315)	$397

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 5, “Pension Plan” for additional detail.

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.6 million as of both March 31, 2016 and December 31, 2015, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both March 31, 2016 and December 31, 2015.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	March 31, 2016	December 31, 2015
Lines of credit	$1,210,101	$1,159,769
Loans approved but not closed	213,959	234,599
Overdraft limits	105,774	106,252
Letters of credit	22,743	27,408
Contingent obligations to purchase loans funded by other entities	18,779	18,079

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 9. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.6 billion and $3.9 billion at March 31, 2016 and 2015, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended March 31, 2016:
Interest and dividend income	$67,601	$—	$67,601
Interest expense	7,759	—	7,759

Net interest income	59,842	—	59,842
Provision for credit losses	2,324	—	2,324

Net interest income after provision for credit losses	57,518	—	57,518
Non-interest income	13,682	5,711	19,393
Non-interest expense	42,065	3,278	45,343

Income before provision for income taxes	29,135	2,433	31,568
Provision for income taxes	7,721	973	8,694

Net income	$21,414	$1,460	$22,874

For the Three Months ended March 31, 2015:
Interest and dividend income	$60,379	$—	$60,379
Interest expense	5,424	—	5,424

Net interest income	54,955	—	54,955
Provision for credit losses	1,289	—	1,289

Net interest income after provision for credit losses	53,666	—	53,666
Non-interest income	12,137	6,053	18,190
Non-interest expense	50,278	3,163	53,441

Income before provision for income taxes	15,525	2,890	18,415
Provision for income taxes	3,372	1,156	4,528

Net income	$12,153	$1,734	$13,887

Total non-fiduciary assets of the trust and investment services segment were $3.3 million and $3.7 million at March 31, 2016 and 2015, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

NOTE 10. SUBSEQUENT EVENTS

On May 3, 2016, WesBanco and Your Community Bankshares, Inc. (“YCB”), a bank holding company headquartered in New Albany, Indiana with $1.6 billion in assets and 36 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of YCB with and into WesBanco. The transaction currently is valued at approximately $221.0 million. Under the terms of the Agreement and Plan of Merger, which has been approved by the board of directors of both companies, WesBanco will exchange a combination of its common stock and cash for YCB common stock. YCB shareholders will be entitled to receive 0.964 shares of WesBanco common stock and cash in the amount of $7.70 per share for each share of YCB common stock for a total value of approximately $39.05 per share at the date of announcement. The receipt by YCB shareholders of shares of WesBanco common stock in exchange for their shares of YCB common stock is anticipated to qualify as a tax-free exchange. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of YCB. It is expected that the transaction will be completed in the third or fourth quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three months ended March 31, 2016. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2015 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and YCB may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and YCB may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and YCB may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 141 branches, one loan production office and 129 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On May 3, 2016, WesBanco and YCB, a bank holding company headquartered in New Albany, Indiana with $1.6 billion in assets and 36 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of YCB with and into WesBanco. The transaction, approved by the directors of both companies, currently is valued at approximately $221.0 million. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of YCB. It is expected that the transaction will be completed in the third or fourth quarter of 2016. Please see Note 10, “Subsequent Events” in the notes to the consolidated financial statements for additional discussion.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2016 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2015 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended March 31, 2016 was $22.9 million or $0.60 per diluted share compared to $13.9 million or $0.40 per diluted share for the first quarter of 2015. Net income excluding after-tax merger-related expenses (non-GAAP measure), increased 13.2% to $22.9 million compared to $20.2 million for the first quarter of 2015, while diluted earnings per share, excluding after-tax merger-related expenses (non-GAAP measure), totaled $0.60, compared to $0.59 per share for the first quarter of 2015.

	For the Three Months Ended March 31,
	2016		2015
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$22,874	$0.60	$20,213	$0.59
Less: After tax merger-related expenses	—	—	(6,326)	(0.19)

Net income (GAAP)	$22,874	$0.60	$13,887	$0.40

(1)	Non-GAAP net income excludes after-tax merger-related expenses. The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $4.9 million or 8.9% in the first quarter of 2016 compared to the same quarter of 2015 due to an 18.7% increase in average earning assets, primarily through the acquisition, and through a 6.6% increase in average loan balances, partially offset by a 30 basis point decrease in the net interest margin. The net interest margin decreased to 3.29% in the first quarter, compared to 3.59% in same quarter of 2015. The decrease in the net interest margin is primarily due to a change in the mix of securities to total average earning assets from 28.9% in 2015 to 31.6% in 2016, a 15 basis point decline in the average rate earned on securities due to lower yields from a restructuring of the ESB portfolio in 2015 and a decrease of 17 basis points for total loans due to repricing of existing loans at lower spreads and competitive pricing on new loans. The lower spreads were due to the continued low interest rate environment with a relatively flat yield curve. Mitigating this reduction is the aforementioned loan growth, which improves asset yields as the average rate on loans is higher than the average rate on securities. Funding costs increased 9 basis points in the first quarter compared to the same quarter in 2015, primarily due to an increase in FHLB borrowings to 17.2% of interest bearing liabilities from 6.4% in 2015 with an associated 51 basis point increase in the average rate on these borrowings as the term increased from short to medium. Average deposits in the first quarter increased by 6.0%, primarily due to the acquisition which closed midway through the first quarter of 2015. The rate on interest bearing deposits decreased 2 basis points to 0.32% due to the maturity of higher cost CDs. In addition, growth in average deposits occurred in lower cost categories of interest and non-interest bearing demand deposits and savings deposits, while CDs decreased by 3.3%.

The provision for credit losses increased to $2.3 million in the first quarter of 2016 compared to $1.3 million in the first quarter of 2015 due to loan growth, but decreased 10.1% from the fourth quarter of 2015. Net charge-offs for the quarter as a percentage of average portfolio loans of 0.12% decreased from 0.16% in the first quarter of 2015 and from 0.20% in the fourth quarter of 2015.

For the first quarter of 2016, non-interest income increased $1.2 million or 6.6% compared to the 2015 first quarter. Service charges on deposits increased $0.3 million or 8.2% from the addition of ESB and adjustments to the fee schedule last year. Electronic banking fees increased $0.3 million or 8.4% from increases in transaction volume. Bank-owned life insurance decreased by $0.3 million primarily due to death benefits received in the first quarter of 2015. Net gains on sales of mortgage loans increased $0.3 million from a larger percentage of originations being sold in the secondary market. Trust fees decreased $0.3 million or 5.7% compared to the first quarter of last year from market declines, but increased 8.9% compared to the fourth quarter of last year primarily due to higher tax return preparation fees. Net securities gains increased by $1.1 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to realized gains resulting from calls on agency securities in the 2016 quarter.

The following paragraph on non-interest expense excludes merger-related expenses of $9.7 million in the first quarter of 2015. There were no merger-related expenses in the first quarter of 2016. Non-interest expense in the first quarter of 2016 grew $1.6 million or 3.7%, compared to the same quarter in 2015, partially due to the ESB acquisition. With net revenue growth of 8.3%, this positive operating leverage helped to improve the efficiency ratio in 2016 to 55.52% from 58.24% in the first quarter of 2015. Salaries and wages increased $0.8 million or 4.5%, due to a 3.8% increase in average full-time equivalent employees from the merger, routine annual adjustments to compensation and increased bonus and stock compensation expense. Employee benefits expense decreased $0.2 million, primarily from decreased health insurance costs. Equipment costs increased $0.5 million related to continuous improvements in computer system and software infrastructure, and origination and customer support systems. FDIC insurance expense increased $0.3 million due to the increased size of the balance sheet. Amortization of intangible assets increased $0.2 million from additional ESB intangible assets related to core deposits and non-compete agreements.

The provision for federal and state income taxes was $8.7 million in 2016 compared to $4.5 million in the first quarter of 2015. The increase in income tax expense was primarily due to a $13.2 million increase in pre-tax income, higher anticipated pre-tax income for 2016 and a $0.5 million benefit in 2015 relating to the completion of an IRS audit which closed the 2011 and 2012 tax years, all of which caused a higher effective tax rate of 27.5% for 2016 compared to 24.6% in the first quarter of 2015.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2016	2015
Net interest income	$59,842	$54,955
Taxable equivalent adjustments to net interest income	2,434	1,902

Net interest income, fully taxable equivalent	$62,276	$56,857

Net interest spread, non-taxable equivalent	3.05%	3.38%
Benefit of net non-interest bearing liabilities	0.11%	0.09%

Net interest margin	3.16%	3.47%
Taxable equivalent adjustment	0.13%	0.12%

Net interest margin, fully taxable equivalent	3.29%	3.59%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $4.9 million or 8.9% in the first quarter of 2016 compared to the same quarter of 2015 due to an 18.7% increase in average earning assets, primarily through the ESB acquisition which closed midway through the first quarter of 2015, and through a 6.6% increase in average portfolio loan balances. The increase was partially offset by a 30 basis point decrease in the net interest margin. Total average deposits increased by $345.5 million or 6.0% as most major categories within deposits increased, while certificates of deposit, which have the highest interest cost among interest bearing deposits, decreased by $53.5 million or 3.3%. The lower-cost and non-interest bearing deposit increases were the result of marketing campaigns, customer incentives, wealth management and business initiatives as well as deposits from Marcellus and Utica shale gas bonus and royalty payments. The net interest margin decreased 30 basis points to 3.29% in the first quarter of 2016 from 3.59% in the same period of 2015. The reduction is primarily due to asset and liability mix shifts post-ESB, coupled with declining average yields on the securities and loan portfolios. Overall funding costs increased 9 basis points from the first quarter of 2015 due to higher balances of FHLB borrowings, and were slightly offset by a 2 basis point reduction in the cost of interest bearing deposits.

Interest income increased in the first quarter of 2016 by $7.2 million or 12.0% compared to the same period in 2015 due to the higher average balances of earning assets from both the ESB acquisition and organically, partially offset by lower yields. Rates decreased 17 basis points in the first quarter on average loan balances due to repricing of existing loans at lower spreads and competitive pricing on new loans. The lower spreads were due to the continued low interest rate environment with a relatively flat yield curve. However, the increase in average loan balances helped to mitigate the effect of the lower rates, as rates earned on loans are higher than those on securities. In the first quarter of 2016, average loans represented 67.0% of average earning assets, a decrease compared to 70.3% in the same quarter of 2015 due to the ESB acquired loan portfolio being smaller than the acquired investment portfolio. Total securities yields decreased by 15 basis points in the first quarter of 2016 from the same period in 2015 due to the lower yielding ESB acquired investment portfolio, net of sales, and the reinvestment of higher-rate calls and maturities at current lower available interest rates. Within the investment portfolio, the average rate declined on taxable and tax-exempt securities by 10 and 52 basis points, respectively, from the first quarter of 2015, offset somewhat by the aforementioned higher average balances in each category. The average balance of tax-exempt securities, which provide the highest yield within securities, increased 43.2% or $190.9 million over the last year, and were 26.3% of total average securities in the first quarter of 2016 compared to 23.9% in the first quarter of 2015, which helped to mitigate the 52 basis point decline in yield. Taxable securities balances increased by $360.2 million or 25.6% from the first quarter of 2015 as a significant portion of the acquired securities consisted of 10-15 year residential mortgage pools. Shorter-term mortgage pools reduce the average life of the portfolio, particularly for the portion accounted for as available-for-sale, positioning the Bank for possible future increases in interest rates, while maintaining required levels of pledgeable securities.

Portfolio loans increased $262.7 million or 5.4% in the twelve months ended March 31, 2016 as originations continued to outpace paydowns. Loan growth was achieved through $452.5 million in loan originations in the first quarter compared to $366.3 million in the first quarter of 2015. Loan growth was driven by increased business activity, additional commercial personnel in our core urban markets, focused calling efforts, additional market coverage from the ESB acquisition and improvement in loan origination processes.

        Interest expense increased $2.3 million or 43.0% in the first quarter of 2016 compared to the same period in 2015 primarily due to increases in both the average balance and rate paid on FHLB borrowings. The increases in FHLB borrowings were offset slightly by a decrease in the rate paid on deposits and increases in low cost average deposit balances, as non-interest bearing demand, interest bearing demand and savings deposits increased 12.8%, 14.2% and 12.6%, respectively, while average money market accounts and CDs decreased 1.9% and 3.3%, respectively. Total average interest bearing liabilities increased $882.0 million or 17.1% in the first quarter due to deposits from the ESB acquisition and increased medium-term FHLB borrowings. The average rate increased 9 basis points in the first quarter of 2016 compared to the same period in 2015. Rates paid on interest bearing deposits declined by 2 basis points to 0.32% in the first quarter due to a decline in rates paid on CDs, as a result of management reducing offered rates and the repricing, through purchase accounting, of acquired CDs on the acquisition date at lower market rates. The average rate paid on CDs declined by 3 basis points from the first quarter of 2015, while the rates paid on other deposit types remained nearly unchanged. The average balance of CDs also decreased $53.5 million or 3.3% from the first quarter of 2015. WesBanco continues to focus on reducing rate offerings and growing customers with multiple banking relationships, as opposed to single service certificate of deposit customers. In addition, non-interest bearing demand deposits increased to 21.3% of total average deposits in the first quarter of 2016 compared to 20.1% in the same period of 2015. Average FHLB borrowings increased by $709.4 million or 213.9% in 2016, due to normal liquidity needs. In the first quarter of 2016, FHLB borrowings were 17.2% of interest bearing liabilities as compared to 6.4% in 2015. The rate on average FHLB borrowings also increased in the first quarter of 2016 by 51 basis points as the average term length increased from short to medium, causing most of the increase in cost of funds along with re-pricing on variable rate, LIBOR-based junior subordinated debt.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2016		2015
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$56,624	0.36%	$29,585	0.14%
Loans, net of unearned income (1)	5,093,095	4.13%	4,502,920	4.30%
Securities: (2)
Taxable	1,770,384	2.31%	1,410,138	2.41%
Tax-exempt (3)	632,800	4.40%	441,923	4.92%

Total securities	2,403,184	2.86%	1,852,061	3.01%
Other earning assets (4)	45,801	4.14%	17,817	14.03%

Total earning assets (3)	7,598,704	3.70%	6,402,383	3.93%

Other assets	953,016		1,128,712

Total Assets	$8,551,720		$7,531,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,189,494	0.17%	$1,041,608	0.16%
Money market accounts	959,813	0.19%	978,086	0.19%
Savings deposits	1,084,358	0.06%	962,987	0.06%
Certificates of deposit	1,580,357	0.68%	1,633,854	0.71%

Total interest bearing deposits	4,814,022	0.32%	4,616,535	0.34%
Federal Home Loan Bank borrowings	1,041,115	1.19%	331,703	0.68%
Other borrowings	87,031	0.38%	92,307	0.33%
Junior subordinated debt	106,196	3.11%	125,826	2.88%

Total interest bearing liabilities (1)	6,048,364	0.52%	5,166,371	0.43%
Non-interest bearing demand deposits	1,306,270		1,158,228
Other liabilities	57,572		249,660
Shareholders’ equity	1,139,514		956,836

Total Liabilities and Shareholders’ Equity	$8,551,720		$7,531,095

Taxable equivalent net interest spread		3.18%		3.50%
Taxable equivalent net interest margin		3.29%		3.59%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.7 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $0.8 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively, while accretion on interest bearing liabilities from prior acquisitions was $0.5 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost and include premium amortization and discount accretion from prior acquisitions.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.
(4)	Interest income on other earning assets includes $0.6 million from a special dividend from FHLB Pittsburgh for the three months ended March 31, 2015.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended March 31, 2016
	Compared to March 31, 2015
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$15	$26	$41
Loans, net of unearned income	6,427	(1,802)	4,625
Taxable securities	2,092	(373)	1,719
Tax-exempt securities (1)	2,147	(627)	1,520
Other earning assets	504	(655)	(151)

Total interest income change (1)	11,185	(3,431)	7,754

Increase (decrease) in interest expense:
Interest bearing demand deposits	65	20	85
Money market accounts	(6)	6	—
Savings deposits	20	(3)	17
Certificates of deposit	(84)	(129)	(213)
Federal Home Loan Bank borrowings	1,865	646	2,511
Other borrowings	(4)	11	7
Junior subordinated debt	(144)	72	(72)

Total interest expense change	1,712	623	2,335

Net interest income increase (decrease) (1)	$9,473	$(4,054)	$5,419

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses increased to $2.3 million in the first quarter of 2016 compared to $1.3 million in the first quarter of 2015 due to loan growth, but decreased 10.1% from the fourth quarter of 2015. Net charge-offs for the quarter as a percentage of average portfolio loans of 0.12% decreased from 0.16% in the first quarter of 2015 and from 0.20% in the fourth quarter of 2015. Non-performing loans (including TDRs) as well as criticized and classified loans, improved as a percentage of total portfolio loans from the first quarter of 2015. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months
	Ended March 31,
(unaudited, dollars in thousands)	2016	2015	$ Change	% Change
Trust fees	$5,711	$6,053	$(342)	(5.7)
Service charges on deposits	3,952	3,652	300	8.2
Electronic banking fees	3,604	3,325	279	8.4
Net securities brokerage revenue	1,896	2,059	(163)	(7.9)
Bank-owned life insurance	973	1,251	(278)	(22.2)
Net gains on sales of mortgage loans	548	272	276	101.5
Net securities gains	1,111	22	1,089	4,950.0
Net (loss) gain on other real estate owned and other assets	(18)	122	(140)	(114.8)
Net insurance services revenue	975	862	113	13.1
Other	641	572	69	12.1

Total non-interest income	$19,393	$18,190	$1,203	6.6

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the first quarter of 2016, non-interest income increased $1.2 million or 6.6% compared to the 2015 first quarter. The increase was primarily due to net securities gains, which increased $1.1 million compared to the first quarter of 2015 resulting from calls on certain agency securities during the first quarter of 2016. Additionally, the first quarter of 2016 included the operating results from the ESB acquired branches for the entire quarter, whereas the first quarter of 2015 included ESB results beginning on February 10, 2015, the date of the acquisition.

Trust fees decreased $0.3 million or 5.7% from the first quarter of last year as assets under management decreased due to overall market declines despite customer and revenue development initiatives. Total trust assets were down 7.7% from $3.9 billion at March 31, 2015 to $3.6 billion at March 31, 2016, but were relatively unchanged from December 31, 2015. At March 31, 2016, trust assets include managed assets of $2.9 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $893.7 million as of March 31, 2016 and $961.0 million at March 31, 2015 and are included in trust managed assets.

Service charges on deposits increased $0.3 million or 8.2% for the quarter compared to the first quarter of 2015 due to the larger customer deposit base from the addition of ESB and adjustments to the fee schedule last year.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $0.3 million or 8.4% compared to the first quarter of 2015, due to a higher volume of debit card transactions from the ESB acquisition and WesBanco’s legacy customers. The volume increase is due to marketing and process initiatives as well as a higher percentage of customers using these products.

Net securities brokerage revenue decreased $0.2 million from the first quarter of 2015 due to turnover in certain producing staff positions and lower Marcellus and Utica gas lease and royalty payments in the region, despite additional market coverage in the expanded western Pennsylvania market from the ESB acquisition and the addition of support and producing staff in several regions.

Bank-owned life insurance decreased by $0.3 million primarily due to death claims in the first quarter of 2015.

Net gains on sales of mortgage loans increased $0.3 million or 101.5% compared to the first quarter of 2015 due to a larger percentage of originations being sold into the secondary market. Mortgages sold into the secondary market represented $25.2 million or 41.5% of overall mortgage loan production in the first quarter of 2016 compared to $22.9 million or 28.4% in the first quarter of 2015.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months
	Ended March 31,
(unaudited, dollars in thousands)	2016	2015	$ Change	% Change
Salaries and wages	$19,180	$18,357	$823	4.5
Employee benefits	7,077	7,316	(239)	(3.3)
Net occupancy	3,591	3,490	101	2.9
Equipment	3,428	2,973	455	15.3
Marketing	973	965	8	0.8
FDIC insurance	1,166	910	256	28.1
Amortization of intangible assets	730	566	164	29.0
Restructuring and merger-related expenses	—	9,733	(9,733)	(100.0)
Miscellaneous, franchise, and other taxes	1,617	1,561	56	3.6
Postage	698	788	(90)	(11.4)
Consulting, regulatory, accounting and advisory fees	1,306	1,330	(24)	(1.8)
Other real estate owned and foreclosure expenses	328	170	158	92.9
Legal fees	582	541	41	7.6
Communications	358	346	12	3.5
ATM and interchange expenses	1,133	1,021	112	11.0
Supplies	680	637	43	6.8
Other	2,496	2,737	(241)	(8.8)

Total non-interest expense	$45,343	$53,441	$(8,098)	(15.2)

Non-interest expense in the first quarter of 2016, excluding merger-related expenses, increased $1.6 million or 3.7%, compared to the first quarter of 2015 due to the ESB acquisition which increased assets by $2.0 billion and added 23 offices to our branch network, and growth in normal operating expenses that have enhanced revenue generation activity throughout the organization. Merger-related expense in the first quarter of 2015 of $9.7 million reflected various costs related to the ESB acquisition, such as employee severance and change-in-control expense, contract termination costs, investment banking, other professional fees and other costs.

Salaries and wages increased $0.8 million or 4.5% from the first quarter of 2015 due to a 3.8% increase in average full-time equivalent employees from the merger, routine annual adjustments to compensation and increased bonus and stock compensation expense. Employee benefits expense decreased $0.2 million or 3.3%, primarily from decreased health insurance costs.

Net occupancy increased $0.1 million in 2016 principally due to increased building-related costs including utilities, lease expense, depreciation and other maintenance costs resulting primarily from the additional ESB offices.

Equipment costs increased $0.5 million related to continuous improvements in computer system infrastructure, and origination and customer support systems, offset somewhat by lower seasonal maintenance expenses.

FDIC insurance expense increased $0.3 million primarily due to the increased size of the balance sheet and adjustments to various risk factors.

Amortization of intangible assets increased $0.2 million from additional ESB intangible assets related to core deposits and non-compete agreements.

Other real estate owned and foreclosure expenses increased $0.2 million in 2016 compared to the first quarter of 2015 due to normal foreclosure and liquidation activity. Other real estate owned and repossessed assets decreased $0.9 million from the first quarter of 2015 to $5.3 million as of March 31, 2016.

Other non-interest expense decreased $0.2 million or 8.8% from the first quarter of 2015 primarily due to the elimination of certain duplicative data servicing fees related to the ESB acquisition prior to the April 24, 2015 system conversion.

INCOME TAXES

The provision for federal and state income taxes was $8.7 million in 2016 compared to $4.5 million in the first quarter of 2015. The increase in income tax expense was primarily due to a $13.2 million increase in pre-tax income, higher anticipated pre-tax income for 2016 and a $0.5 million benefit in 2015 relating to the completion of an IRS audit which closed the 2011 and 2012 tax years, all of which caused a higher effective tax rate of 27.5% for 2016 compared to 24.6% in the first quarter of 2015.

FINANCIAL CONDITION

Total assets increased 1.2% during the quarter, while deposits and shareholders’ equity increased 1.3% and 2.1%, respectively, compared to December 31, 2015. Total loans increased $70.5 million or 1.4% as a result of originations outpacing pay downs, due to increased business activity, additional commercial and lending personnel in WesBanco’s urban markets, focused marketing efforts and continued improvement in the loan origination process. Deposits increased $76.6 million resulting from a 3.6% increase in demand deposits and a 1.7% increase in savings deposits, which more than offset the 2.8% decrease in money market deposits and the 0.3% decrease in certificates of deposit. The decrease in certificates of deposit is a result of lower rate offerings for single service maturing certificates of deposit and customer preferences for other deposit types, offset somewhat by an increase in CDARs® deposits. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings decreased 0.6% during the quarter. FHLB borrowings decreased $2.5 million from December 31, 2015, as FHLB borrowings scheduled to mature were paid down utilizing funds provided by lower cost deposits or other available cash flows. Total shareholders’ equity increased by approximately $23.8 million or 2.1%, compared to December 31, 2015, primarily due to net income exceeding dividends for the period by $13.7 million, coupled with a $12.6 million increase in other comprehensive income as a result of a more positive mark-to-market on available-for-sale securities and year-end pension plan re-measurement.

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2016	2015	$ Change	% Change
Available-for-sale (at fair value)
Obligations of government agencies	$69,366	$83,505	$(14,139)	(16.9)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,178,667	1,176,080	2,587	0.2
Obligations of states and political subdivisions	80,171	80,265	(94)	(0.1)
Corporate debt securities	41,286	58,593	(17,307)	(29.5)

Total debt securities	1,369,490	1,398,443	(28,953)	(2.1)
Equity securities	11,272	11,077	195	1.8

Total available-for-sale securities	$1,380,762	$1,409,520	$(28,758)	(2.0)

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$212,176	$216,419	$(4,243)	(2.0)
Obligations of states and political subdivisions	758,291	762,039	(3,748)	(0.5)
Corporate debt securities	34,458	34,472	(14)	(0.0)

Total held-to-maturity securities	1,004,925	1,012,930	(8,005)	(0.8)

Total securities	$2,385,687	$2,422,450	$(36,763)	(1.5)

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.12%	2.14%
As a % of total securities	57.9%	58.2%
Weighted average life (in years)	4.1	4.1

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.94%	3.94%
As a % of total securities	42.1%	41.8%
Weighted average life (in years)	4.8	5.0

Total securities:
Weighted average yield at the respective period end (2)	2.90%	2.90%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.4	4.5

(1)	At March 31, 2016 and December 31, 2015, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $36.8 million or 1.5% from December 31, 2015 to March 31, 2016. Through the first quarter of 2016, the available-for-sale portfolio decreased by $28.8 million or 2.0%, while the held-to-maturity portfolio decreased by $8.0 million or 0.8%. The decrease in the overall portfolio was driven by sales of $15.0 million and maturities, calls and paydowns totaling $105.8 million. These were offset somewhat by purchases of $66.9 million and an increase in the market value of the available-for-sale portfolio in the first quarter of $19.3 million. The weighted average yield of the portfolio remained unchanged from December 31, 2015 at 2.90%.

Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2016 and December 31, 2015 were $8.1 million and ($4.2) million, respectively. Unrealized gains increased significantly on available-for-sale securities due to a decrease in market rates from December 31, 2015. With approximately 42% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

WesBanco’s municipal portfolio comprises 35.1% of the overall securities portfolio as of March 31, 2016 as compared to 34.8% as of December 31, 2015, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	March 31, 2016		December 31, 2015
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$84,364	9.7	$82,005	9.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	653,917	75.1	652,198	75.1
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	124,752	14.3	127,243	14.7
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	1,824	0.2	1,820	0.2
Not rated by either agency	6,498	0.7	4,433	0.5

Total municipal bond portfolio	$871,355	100.0	$867,699	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of March 31, 2016 and December 31, 2015, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	March 31, 2016		December 31, 2015
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$614,354	70.5	$613,436	70.7
Revenue	257,001	29.5	254,263	29.3

Total municipal bond portfolio	$871,355	100.0	$867,699	100.0

Municipal bond issuer:
State Issued	$79,868	9.2	$77,952	9.0
Local Issued	791,487	90.8	789,747	91.0

Total municipal bond portfolio	$871,355	100.0	$867,699	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at March 31, 2016:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	March 31, 2016
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$192,360	22.1
Texas	107,069	12.3
Ohio	96,528	11.1
Illinois	42,304	4.9
Kentucky	28,940	3.3
All other states (1)	404,154	46.3

Total municipal bond portfolio	$871,355	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $26.4 million or 3.0% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2016		December 31, 2015
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$400,739	7.8	$344,748	6.8
Improved property	1,904,147	37.0	1,911,633	37.7

Total commercial real estate	2,304,886	44.8	2,256,381	44.5
Commercial and industrial	768,714	15.0	737,878	14.5
Residential real estate:
Land and construction	42,977	0.8	40,261	0.8
Other	1,195,250	23.2	1,207,539	23.8
Home equity	424,561	8.3	416,889	8.2
Consumer	399,997	7.8	406,894	8.0

Total portfolio loans	5,136,385	99.9	5,065,842	99.8
Loans held for sale	4,942	0.1	7,899	0.2

Total loans	$5,141,327	100.0	$5,073,741	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $67.6 million from December 31, 2015 as loan growth was achieved through $452.5 million in loan originations during the quarter, which represents a 23.5% increase over the first quarter of 2015. CRE land and construction and C&I loans provided the most significant growth, respectively increasing 16.2% and 4.2% for the quarter. Loan growth was driven by additional lending personnel, an expanded presence in our larger urban markets, focused marketing efforts and increased business activity with approximately 80% of the loan growth for the quarter achieved in the central and southwest Ohio markets. Residential real estate loans decreased 0.8% due to lower production and a higher percentage of loans sold into the secondary market. All other loan categories experienced less significant fluctuations from December 31, 2015.

Total loan commitments, including loans approved but not closed, increased $25.2 million or 1.6% from December 2015 due primarily to increases in CRE land and construction and home equity lines of credit originations.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

The continued global decline in coal, oil and natural gas prices will have both a positive impact on the commercial portfolio by lowering all borrowers’ energy costs but may also result in a reduction in coal, oil and gas activity that will adversely impact certain industries or property types. At March 31, 2016, total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $48 million or 0.74% of total loan exposure compared to $73 million or 1.10%, at December 31, 2015. The 34.2% decrease in total exposure from December 31, 2015 was primarily due a $22 million borrower that refinanced with another bank in the first quarter. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximated an additional $64 million in exposure or 1.2% of total loans at March 31, 2016, compared to $57 million or 1.1% at December 31, 2015. Approximately $31 million or 48.8% of the ancillary exposure is related to the utility distribution industry, which is generally not impacted by fluctuations in energy prices. The largest exposure to any one borrower in either core energy or ancillary industries was $20.8 million to a company that installs gas line service for new residential and commercial buildings. Not all borrowers in these categories will be impacted to the same magnitude by a reduction in energy sector activity and some may not be at all dependent on, or may be able to replace revenue associated with this industry.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2016	December 31, 2015
Non-accrual loans:
Commercial real estate - land and construction	$878	$1,023
Commercial real estate - improved property	11,371	11,507
Commercial and industrial	7,694	8,148
Residential real estate	10,502	9,461
Home equity	2,679	2,391
Consumer	736	851

Total non-accrual loans (1)	33,860	33,381

TDRs accruing interest:
Commercial real estate - land and construction	—	967
Commercial real estate - improved property	1,973	2,064
Commercial and industrial	147	205
Residential real estate	6,667	7,227
Home equity	602	642
Consumer	161	443

Total TDRs accruing interest (1)	9,550	11,548

Total non-performing loans	$43,410	$44,929

Other real estate owned and repossessed assets	5,329	5,825

Total non-performing assets	$48,739	$50,754

Non-performing loans/total portfolio loans	0.85%	0.89%
Non-performing assets/total assets	0.57%	0.60%
Non-performing assets/total loans, other real estate and repossessed assets	0.95%	1.00%

(1)	TDRs on nonaccrual of $4.5 million and $4.6 million at March 31, 2016 and December 31, 2015, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $1.5 million or 3.4%, from December 31, 2015. Non-accrual loans increased less than $0.5 million from December 31, 2015 primarily due to a $1.0 million increase in residential real estate loans placed on non-accrual, while TDRs decreased $2.0 million due to successful exit strategies and the reclassification of certain loans due to overall improvement in economic conditions in our markets. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $0.5 million from December 31, 2015 to March 31, 2016, primarily related to a write-down on a $0.7 million CRE property to facilitate its sale that represented the single largest other real estate owned property acquired from ESB.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	March 31, 2016	December 31, 2015
Loans past due 90 days or more:
Commercial real estate - land and construction	$1,133	$—
Commercial real estate - improved property	920	—
Commercial and industrial	54	33
Residential real estate	920	2,159
Home equity	878	407
Consumer	281	527

Total loans past due 90 days or more	4,186	3,126

Loans past due 30 to 89 days:
Commercial real estate - land and construction	285	—
Commercial real estate - improved property	2,012	318
Commercial and industrial	1,995	275
Residential real estate	2,393	3,216
Home equity	1,708	2,470
Consumer	3,495	4,726

Total loans past due 30 to 89 days	11,888	11,005

Total 30 days or more	$16,074	$14,131

Loans past due 90 days or more and accruing to total portfolio loans	0.08%	0.06%
Loans past due 30-89 days and accruing to total portfolio loans	0.23%	0.22%

Loans past due 90 days or more and accruing interest excluding TDRs increased $1.1 million from December 31, 2015. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days increased $0.9 million from December 31, 2015 and represented 0.23% of total loans at March 31, 2016 increasing slightly from 0.22% at December 31, 2015. Increases in past due status were primarily in commercial loan categories as the past due status on retail loans collectively decreased $3.8 million or 28.4% from year end. The continued low levels of delinquency is the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represented 0.83% of total portfolio loans at March 31, 2016, relatively unchanged from 0.82% at December 31, 2015. The allowance increased $0.8 million from December 31, 2015 to March 31, 2016 primarily due to loan growth. If the acquired ESB loans (which were recorded at fair value at the date of acquisition of $701.0 million) were excluded from the ratio, the allowance would approximate 0.96% of the adjusted loan total as compared to 0.97% at December 31, 2015. The resulting ratio provides greater coverage over total loans and is considered by management to be a better comparison of the adequacy of the allowance. Portfolio mix shifts also affect management’s evaluation of the overall allowance.

The allowance for loans individually evaluated was relatively unchanged from December 31, 2015 to March 31, 2016, while the allowance for loans collectively evaluated increased $1.0 million to $41.2 million due to the aforementioned loan growth.

The allowance for loan commitments of $0.6 million at March 31, 2016 was unchanged from December 31, 2015.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans were $84.6 million, or 1.65% of total loans at March 31, 2016, which represents a decrease of 9.0% from $93.0 million or 1.91% of total loans at March 31, 2015 and a slight increase from December 31, 2015, as credit quality continued to improve, enabling certain loans to be upgraded that were criticized but not classified throughout the economic downturn.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The increase in the allowance for CRE land and construction loans from December 31, 2015 is primarily due to loan growth in the category. The allowance for CRE improved property and C&I loans was relatively unchanged, despite a 4.2% increase in C&I loans from December 31, 2015 as lower historical loss rates offset the increase in loans. The decrease in the allowance for residential real estate, home equity and consumer loans reflects lower historical loss rates in each category due to overall continued improvement in the credit quality of the portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	March 31, 2016	Percent of Total	December 31, 2015	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$5,778	13.4	$4,390	10.4
Commercial real estate - improved property	14,826	34.4	14,748	34.8
Commercial and industrial	9,980	23.1	10,002	23.6
Residential real estate	4,313	10.0	4,582	10.8
Home equity	2,710	6.3	2,883	6.8
Consumer	4,371	10.1	4,763	11.2
Deposit account overdrafts	547	1.3	342	0.9

Total allowance for loan losses	$42,525	98.6	$41,710	98.5

Allowance for loan commitments:
Commercial real estate - land and construction	$214	0.5	$157	0.4
Commercial real estate - improved property	12	0.0	26	0.1
Commercial and industrial	196	0.5	260	0.6
Residential real estate	5	0.0	7	0.0
Home equity	118	0.3	117	0.3
Consumer	45	0.1	46	0.1

Total allowance for loan commitments	590	1.4	613	1.5

Total allowance for credit losses	$43,115	100.0	$42,323	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at March 31, 2016.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2016	December 31, 2015	$ Change	% Change
Deposits
Non-interest bearing demand	$1,327,906	$1,311,455	$16,451	1.3
Interest bearing demand	1,225,068	1,152,071	72,997	6.3
Money market	940,244	967,561	(27,317)	(2.8)
Savings deposits	1,095,819	1,077,374	18,445	1.7
Certificates of deposit	1,553,855	1,557,838	(3,983)	(0.3)

Total deposits	$6,142,892	$6,066,299	$76,593	1.3

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 141 branches. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $76.6 million or 1.3% during the first three months of 2016. Interest bearing demand and non-interest bearing deposits increased 6.3% and 1.3%, respectively, while savings deposits increased 1.7% and money market deposits decreased 2.8%. Increases in deposits are primarily attributable to marketing, incentive compensation paid to customers and employees, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets.

Certificates of deposit decreased 0.3% due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $284.8 million in total outstanding balances at March 31, 2016, of which $231.5 million represented one-way buys, compared to $243.7 million in total outstanding balances at December 31, 2015, of which $182.7 million represented one-way buys. ICS® reciprocal balances totaled $95.0 million at March 31, 2016 compared to $147.3 million at December 31, 2015. Certificates of deposit greater than $250,000 were approximately $224.5 million at March 31, 2016 compared to $232.6 million at December 31, 2015. Certificates of deposit of $100,000 or more were approximately $796.5 million at March 31, 2016 compared to $780.1 million at December 31, 2015. Certificates of deposit totaling approximately $960.7 million at March 31, 2016 with a cost of 0.63% are scheduled to mature within the next 12 months. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally equal or lower for all maturities and types compared to rates paid on existing CDs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2016	December 31, 2015	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,039,254	$1,041,750	$(2,496)	(0.2)
Other short-term borrowings	76,630	81,356	(4,726)	(5.8)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,196	—	—

Total	$1,222,080	$1,229,302	$(7,222)	(0.6)

Borrowings are a less significant source of funding for WesBanco compared to total deposits. During the first quarter of 2016, WesBanco reduced other short-term borrowings and paid down FHLB borrowings scheduled to mature utilizing funds provided by lower cost deposits or other available cash flows.

Other short-term borrowings, which consist of securities sold under agreements to repurchase at March 31, 2016, but may also include federal funds purchased and other borrowings, were $76.6 million at March 31, 2016 compared to $81.4 million at December 31, 2015. WesBanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There were no outstanding balances as of March 31, 2016 or December 31, 2015.

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

CAPITAL RESOURCES

Shareholders’ equity increased $23.8 million or 2.1% from $1.1 billion at December 31, 2015. The increase resulted primarily from net income during the current three month period of $22.9 million and a $12.6 million increase in other comprehensive income, which were partially offset by the declaration of common shareholder dividends totaling $9.2 million for the three months ended March 31, 2016. WesBanco also increased its quarterly dividend rate to $0.24 per share in February, representing a 4.3% increase over the prior quarterly rate and a cumulative 71% increase over the last twenty one quarters.

WesBanco purchased 117,100 shares during the three month period ended March 31, 2016 under the current share repurchase plans. At March 31, 2016, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,135,160 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2016, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of March 31, 2016, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $40.4 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			March 31, 2016			December 31, 2015
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$763,646	9.46%	$322,727	$751,748	9.38%	$320,575
Common equity tier 1	4.50%	6.50%	664,915	11.58%	258,345	656,911	11.66%	253,418
Tier 1 capital to risk-weighted assets	6.00%	8.00%	763,646	13.30%	344,461	751,748	13.35%	337,891
Total capital to risk-weighted assets	8.00%	10.00%	807,196	14.06%	459,281	794,643	14.11%	450,521
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$708,549	8.80%	$322,209	$701,384	8.77%	$320,020
Common equity tier 1	4.50%	6.50%	708,549	12.37%	257,855	701,384	12.49%	252,793
Tier 1 capital to risk-weighted assets	6.00%	8.00%	708,549	12.37%	343,806	701,384	12.49%	337,057
Total capital to risk-weighted assets	8.00%	10.00%	751,860	13.12%	458,408	743,923	13.24%	449,409

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 59.4% at March 31, 2016 and deposit balances funded 71.7% of assets.

The following table lists the sources of liquidity from assets at March 31, 2016 expected within the next year:

(in thousands)
Cash and cash equivalents	$167,973
Securities with a maturity date within the next year	11,515
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	232,032
Callable securities	121,854
Loans held for sale	4,942
Accruing loans scheduled to mature	708,228
Normal loan repayments	467,856

Total sources of liquidity expected within the next year	$1,714,400

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $6.1 billion at March 31, 2016. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $960.7 million at March 31, 2016, which includes jumbo regular certificates of deposit totaling $344.1 million with a weighted-average cost of 0.65%, and jumbo CDARS® deposits of $181.0 million with a cost of 0.70%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB was approximately $1.1 billion at both March 31, 2016 and December 31, 2015. At March 31, 2016, the Bank had unpledged available-for-sale securities with an amortized cost of $370.6 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At March 31, 2016, WesBanco had a BIC line of credit totaling $225.5 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $250.0 million, none of which was outstanding at March 31, 2016, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $76.6 million at March 31, 2016 consisted of overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balance of the overnight sweep checking accounts during the first three months of 2016. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

        The principal sources of parent company liquidity are dividends from the Bank, $40.8 million in cash and investments on hand, and a $25.0 million revolving line of credit with another financial institution, which did not have an outstanding balance at March 31, 2016. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2016, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $40.4 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.6 billion and $1.5 billion at March 31, 2016 and December 31, 2015, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 8, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 5.0%, 12.5% and 25% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at March 31, 2016 and December 31, 2015 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2016	December 31, 2015	Guidelines
+300	6.3%	6.2%	(25.0%)
+200	5.6%	5.5%	(12.5%)
+100	4.0%	3.6%	(5.0%)
-100	(2.5%)	(2.7%)	(5.0%)

As per the table above, the earnings simulation model at March 31, 2016 currently projects that net interest income for the next twelve month period would decrease by 2.5% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.7% for the same scenario as of December 31, 2015.

For rising rate scenarios, net interest income would increase by 4.0%, 5.6%, and 6.3% if rates increased by 100, 200 and 300 basis points, respectively, as of March 31, 2016 compared to increases of 3.6%, 5.5% and 6.2% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2015.

The balance sheet is asset sensitive as of March 31, 2016, similar to December 31, 2015, based upon changes in the mix of various earning assets and costing liabilities, current year loan and transaction deposit account growth, particularly in non-interest bearing accounts, the impact of the first federal funds rate increase since 2006 of 25 basis points in December, an increase in FHLB borrowings versus short-term certificates of deposit and adjustments in modeling assumptions such as deposit beta rates. In the latter half of 2015, certain FHLB short-term borrowings were extended to terms between one and three year maturities, while additional FHLB borrowings were obtained to replace short-term CD runoff. Recent loan growth has also been primarily concentrated in LIBOR and prime-adjustable loans, which typically increase asset sensitivity. Overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities, as well as other earning asset and costing liability differences versus currently modeled assumptions. In addition, variable rate commercial loans with rate floors averaging 4.14% approximated $1.0 billion at March 31, 2016, which represent approximately 33% of commercial loans, as compared to $1.0 billion or 34% of commercial loans at December 31, 2015. Approximately 51% or $517.0 million of these loans are currently priced at their floor, as compared to 52% or $526.6 million at December 31, 2015. In a 100 basis point rising rate environment, these rate floor loans may not re-price or may not significantly re-price from their current floor level as compared to non-floor loans. As a result of the December rate increase, more commercial loans with floors are now scheduled to experience a rate increase in a rising rate environment of 100 basis points, assisting asset sensitivity overall.

Given the current low interest rate environment and flatter yield curve affecting the repricing of loans and investments, WesBanco expects that the base case net interest margin in the near term may remain at relatively similar or slightly lower levels. Management currently anticipates that two additional short-term federal funds rate increases may occur later in 2016, in addition to the first one in December, 2015 of 25 basis points each. While many economists and Federal Reserve Board member commentators have suggested another two to four 25 basis points federal funds rate increases are possible in 2016, with an additional two to four increases in 2017, economic activity in the first quarter of 2016 now suggests a lower probability of such number of increases occurring. A delay in implementing further rate increases may have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Maturities and repricing of higher-costing certificates of deposit serve to mitigate compression from lower loan spreads and general loan re-pricing at lower spreads in the current competitive loan environment, along with anticipated loan growth in most loan categories. However, with current CDs costing an average of 0.68%, this factor is not expected to be as significant in the near term as it was in prior periods when maturing CD rates were higher. Many customers have been electing to move maturing CD balances to lower-costing transaction accounts such as MMDAs until rates rise further, which assists in lowering the cost of deposits in the short run, but may result in a portion of these balances moving back to more expensive CDs upon a significant short-term rate increase. Certificates of deposit runoff over the 12 – 18 months has been replaced with FHLB borrowings, which have increased from $432.5 million at March 31, 2015 to $1,039.3 million at March 31, 2016, also reflecting funding obtained post-closing of ESB for the investment portfolio restructuring that occurred in conjunction with the acquisition. Certificates of deposit totaling approximately $960.7 million mature within the next year at an average cost of 0.63%. The increase in FHLB borrowings overall, and lengthening of their associated maturities, primarily in the second half of 2015, has also assisted in the improving asset sensitive position, as approximately $875.0 million of FHLB borrowings have been extended to over one to three year maturities.

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

Current balance sheet strategies to reduce the potential for margin compression in the current low rate and flatter yield curve environment include:

•	increasing total loans; primarily commercial and home equity loans that have variable or adjustable rates;

•	selling an increasing amount of new residential mortgage loan production into the secondary market:

•	investing available short-term liquidity;

•	continuing marketing programs to increase consumer and home equity loans, and non-interest bearing or low-cost interest bearing checking accounts;

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

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 5.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at March 31, 2016 using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 3.2% over the next twelve months, compared to a 3.0% increase at December 31, 2015. In addition, management creates a “Most Likely” forecast scenario which is periodically updated and reviewed at each ALCO meeting, incorporating current budget or re-forecast assumptions into the model such as estimated loan and deposit growth, asset and liability remixing, competitive market rates for various products and marketing promotions, and other assumptions. Such model helps to predict changes in forecasted outcomes and necessary adjustments to the plan to achieve management’s earnings goals.

WesBanco periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At March 31, 2016, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 3.8%, compared to an increase of 1.9% at December 31, 2015. In a 100 basis point falling rate environment, the model indicates a decrease of 9.9%, compared to a decrease of 8.8% as of December 31, 2015. WesBanco’s policy is to limit such change to minus 20% for a 200 basis point change in interest rates, as long as the Tier 1 leverage capital ratio is not forecasted to decrease below 5.0% as a result of the change. Balance sheet changes in loan and securities portfolios, new borrowings, transaction deposits and certificates of deposit, as well as certain other modeling assumptions, resulted in the change in equity market value from year-end.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WesBanco is involved in various lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. While any litigation contains an element of uncertainty, WesBanco does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2016, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2015				1,252,260

January 1, 2016 to January 31, 2016
Open market repurchases	35,100	28.27	35,100	1,217,160
Other transactions (1)	19,571	$29.58	N/A	N/A

February 1, 2016 to February 28, 2016
Open market repurchases	82,000	28.35	82,000	1,135,160
Other transactions (1)	2,435	$28.28	N/A	N/A

March 1, 2016 to March 31, 2016
Open market repurchases	—	—	—	1,135,160
Other transactions (1)	5,777	29.16	N/A	N/A

First Quarter 2016
Open market repurchases	117,100	28.33	117,100	1,135,160
Other transactions (1)	27,783	29.38	N/A	N/A

Total	144,883	$28.53	117,100	1,135,160

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 3, 2016	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2016	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)