Form 10-Q
period 2016-06-30
WESBANCO INC
filed 2016-07-28
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, there were 38,412,843 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks, including interest bearing amounts of $1,838 and $10,978, respectively	$87,626	$86,685
Securities:
Trading securities, at fair value	6,919	6,451
Available-for-sale, at fair value	1,248,016	1,403,069
Held-to-maturity (fair values of $1,044,644 and $1,038,207, respectively)	997,354	1,012,930

Total securities	2,252,289	2,422,450

Loans held for sale	9,974	7,899

Portfolio loans, net of unearned income	5,169,832	5,065,842
Allowance for loan losses	(43,328)	(41,710)

Net portfolio loans	5,126,504	5,024,132

Premises and equipment, net	110,611	112,203
Accrued interest receivable	24,588	25,759
Goodwill and other intangible assets, net	490,143	490,888
Bank-owned life insurance	152,876	150,980
Other assets	142,813	149,302

Total Assets	$8,397,424	$8,470,298

LIABILITIES
Deposits:
Non-interest bearing demand	$1,310,981	$1,311,455
Interest bearing demand	1,208,149	1,152,071
Money market	890,584	967,561
Savings deposits	1,088,032	1,077,374
Certificates of deposit	1,430,353	1,557,838

Total deposits	5,928,099	6,066,299

Federal Home Loan Bank borrowings	1,056,970	1,041,750
Other short-term borrowings	79,103	81,356
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,196

Total borrowings	1,242,269	1,229,302

Accrued interest payable	2,200	1,715
Other liabilities	60,436	50,850

Total Liabilities	7,233,004	7,348,166

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2016 and 2015, respectively; issued: 38,546,042 shares in 2016 and 2015, respectively; outstanding: 38,411,343 and 38,459,635 shares in 2016 and 2015, respectively	80,304	80,304
Capital surplus	515,156	516,294
Retained earnings	576,483	549,921
Treasury stock (134,699 and 86,407 shares in 2016 and 2015, respectively, at cost)	(3,868)	(2,640)
Accumulated other comprehensive loss	(3,097)	(20,954)
Deferred benefits for directors	(558)	(793)

Total Shareholders’ Equity	1,164,420	1,122,132

Total Liabilities and Shareholders’ Equity	$8,397,424	$8,470,298

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$52,697	$52,316	$105,035	$100,036
Interest and dividends on securities:
Taxable	9,775	10,043	19,993	18,542
Tax-exempt	4,540	4,052	9,061	7,585

Total interest and dividends on securities	14,315	14,095	29,054	26,127

Other interest income	573	318	1,097	954

Total interest and dividend income	67,585	66,729	135,186	127,117

INTEREST EXPENSE
Interest bearing demand deposits	643	485	1,150	907
Money market deposits	450	490	906	945
Savings deposits	165	163	330	311
Certificates of deposit	2,583	2,869	5,242	5,741

Total interest expense on deposits	3,841	4,007	7,628	7,904

Federal Home Loan Bank borrowings	3,031	949	6,099	1,507
Other short-term borrowings	99	92	181	165
Junior subordinated debt owed to unconsolidated subsidiary trusts	840	888	1,663	1,784

Total interest expense	7,811	5,936	15,571	11,360

NET INTEREST INCOME	59,774	60,793	119,615	115,757
Provision for credit losses	1,811	2,681	4,135	3,970

Net interest income after provision for credit losses	57,963	58,112	115,480	111,787

NON-INTEREST INCOME
Trust fees	5,036	5,476	10,747	11,529
Service charges on deposits	4,176	4,249	8,128	7,918
Electronic banking fees	3,742	3,496	7,345	6,821
Net securities brokerage revenue	1,750	1,842	3,646	3,901
Bank-owned life insurance	942	989	1,915	2,244
Net gains on sales of mortgage loans	683	407	1,231	679
Net securities gains	585	—	1,696	22
Net gain on other real estate owned and other assets	214	152	196	185
Other income	2,463	1,461	4,080	2,955

Total non-interest income	19,591	18,072	38,984	36,254

NON-INTEREST EXPENSE
Salaries and wages	19,731	19,300	38,911	37,636
Employee benefits	7,332	6,807	14,409	14,123
Net occupancy	3,220	3,243	6,811	6,765
Equipment	3,402	3,017	6,830	5,958
Marketing	1,608	1,715	2,581	2,707
FDIC insurance	1,099	1,040	2,264	1,950
Amortization of intangible assets	697	944	1,427	1,510
Restructuring and merger-related expense	694	1,115	694	10,848
Other operating expenses	9,577	9,408	18,776	18,550

Total non-interest expense	47,360	46,589	92,703	100,047

Income before provision for income taxes	30,194	29,595	61,761	47,994
Provision for income taxes	8,085	7,962	16,779	12,482

NET INCOME	$22,109	$21,633	$44,982	$35,512

EARNINGS PER COMMON SHARE
Basic	$0.58	$0.56	$1.17	$0.97
Diluted	$0.58	$0.56	$1.17	$0.97

AVERAGE COMMON SHARES OUTSTANDING
Basic	38,373,610	38,472,229	38,380,296	36,443,951
Diluted	38,410,393	38,531,700	38,414,922	36,504,671

DIVIDENDS DECLARED PER COMMON SHARE	$0.24	$0.23	$0.48	$0.46

COMPREHENSIVE INCOME	$27,368	$13,547	$62,839	$32,635

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and 2015

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Deferred Benefits for Directors	Total
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount
December 31, 2015	38,459,635	$80,304	$516,294	$549,921	$(2,640)	$(20,954)	$(793)	$1,122,132

Net income	—	—	—	44,982	—	—	—	44,982
Other comprehensive income	—	—	—	—	—	17,857	—	17,857

Comprehensive income	—	—	—	—	—	—	—	62,839
Common dividends declared ($0.48 per share)	—	—	—	(18,420)	—	—	—	(18,420)
Treasury shares acquired	(128,317)	—	—	—	(3,674)	—	—	(3,674)
Stock options exercised	28,375	—	(173)	—	882	—	—	709
Restricted stock granted	51,650	—	(1,564)	—	1,564	—	—	—
Stock compensation expense	—	—	834	—	—	—	—	834
Deferred benefits for directors- net	—	—	(235)	—	—	—	235	—

June 30, 2016	38,411,343	$80,304	$515,156	$576,483	$(3,868)	$(3,097)	$(558)	$1,164,420

December 31, 2014	29,298,188	$61,182	$244,661	$504,578	$(2,151)	$(18,825)	$(1,255)	$788,190

Net income	—	—	—	35,512	—	—	—	35,512
Other comprehensive income	—	—	—	—	—	(2,877)	—	(2,877)

Comprehensive income	—	—	—	—	—	—	—	32,635
Common dividends declared ($0.46 per share)	—	—	—	(17,702)	—	—	—	(17,702)
Shares issued for acquisition	9,178,531	19,122	274,507	—	—	—	—	293,629
Treasury shares acquired	(50,224)	—	—	—	(1,638)	—	—	(1,638)
Stock options exercised	44,125	—	(223)	—	1,396	—	—	1,173
Restricted stock granted	48,550	—	(1,526)	—	1,526	—	—	—
Repurchase of stock warrant	—	—	(2,247)	—	—	—	—	(2,247)
Stock compensation expense	—	—	613	—	—	—	—	613
Deferred benefits for directors- net	—	—	1,205	—	—	—	(1,205)	—

June 30, 2015	38,519,170	$80,304	$516,990	$522,388	$(867)	$(21,702)	$(2,460)	$1,094,653

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$59,861	$34,541

INVESTING ACTIVITIES
Net increase in loans held for investment	(103,249)	(156,166)
Securities available-for-sale:
Proceeds from sales	109,644	560,736
Proceeds from maturities, prepayments and calls	154,447	121,699
Purchases of securities	(83,783)	(430,858)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	44,077	26,021
Purchases of securities	(31,848)	(173,754)
Proceeds from bank-owned life insurance	19	1,185
Cash paid to acquire a business, net of cash acquired	—	(28,551)
Purchases of premises and equipment – net	(2,804)	(4,835)

Net cash provided by (used in) provided by investing activities	86,503	(84,523)

FINANCING ACTIVITIES
Decrease in deposits	(137,386)	(35,196)
Proceeds from Federal Home Loan Bank borrowings	65,000	675,000
Repayment of Federal Home Loan Bank borrowings	(49,685)	(509,029)
Decrease in other short-term borrowings	(6,253)	(11,822)
Increase in federal funds purchased	4,000	—
Repayment of junior subordinated debt	—	(36,083)
Repayment of common stock warrant	—	(2,247)
Dividends paid to common shareholders	(18,060)	(15,291)
Treasury shares purchased – net	(3,039)	(614)

Net cash (used in) provided by financing activities	(145,423)	64,718

Net increase in cash and cash equivalents	941	14,736
Cash and cash equivalents at beginning of the period	86,685	94,002

Cash and cash equivalents at end of the period	$87,626	$108,738

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$15,994	$12,288
Income taxes paid	14,500	5,070
Transfers of loans to other real estate owned	546	751
Non-cash transactions related to ESB acquisition	—	301,933

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

Recent accounting pronouncements — In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2016-13) that will require entities to use a new forward-looking “expected loss” model on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. WesBanco is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

In March 2016, the FASB issued 2016-09 that will require all income tax effects of stock awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The pronouncement was originally effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Early adoption was not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 which amends the principal versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10 which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, the FASB issued ASU 2016-12 which provided narrow-scope improvements and practical expedients to the revenue standard. WesBanco is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

NOTE 2. MERGERS AND ACQUISITIONS

On May 3, 2016, WesBanco and Your Community Bankshares, Inc. (“YCB”), a bank holding company headquartered in New Albany, Indiana with approximately $1.6 billion in assets and 33 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of YCB with and into WesBanco. On the date of announcement, the transaction was valued at approximately $221.0 million. Under the terms of the Agreement and Plan of Merger, which has been approved by the board of directors of both companies, WesBanco will exchange a combination of its common stock and cash for YCB common stock. YCB shareholders will be entitled to receive 0.964 of a share of WesBanco common stock and cash in the amount of $7.70 per share for each share of YCB common stock for a total value of approximately $39.05 per share at the date of announcement. The receipt by YCB shareholders of shares of WesBanco common stock in exchange for their shares of YCB common stock is anticipated to qualify as a tax-free exchange. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of YCB. It is expected that the transaction will be completed in the third or fourth quarter of 2016.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands, except shares and per share amounts)	2016	2015	2016	2015
Numerator for both basic and diluted earnings per common share:
Net income	$22,109	$21,633	$44,982	$35,512

Denominator:
Total average basic common shares outstanding	38,373,610	38,472,229	38,380,296	36,443,951
Effect of dilutive stock options and other stock compensation	36,783	59,471	34,626	60,720

Total diluted average common shares outstanding	38,410,393	38,531,700	38,414,922	36,504,671

Earnings per common share – basic	$0.58	$0.56	$1.17	$0.97
Earnings per common share – diluted	$0.58	$0.56	$1.17	$0.97

Stock options representing shares of 186,350 were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2016, because to do so would have been anti-dilutive. All stock options were included in the three and six months ended June 30, 2015 computation. Contingently issuable shares of 14,976 estimated to be awarded under the total shareholder return plan were also included in the diluted computation for three and six months ended June 30, 2016.

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30, 2016				December 31, 2015
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Obligations of government agencies	$56,018	$420	$(2)	$56,436	$82,725	$1,183	$(403)	$83,505
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,056,429	14,661	(1,009)	1,070,081	1,188,256	1,720	(13,896)	1,176,080
Obligations of states and political subdivisions	76,143	5,332	—	81,475	76,106	4,205	(46)	80,265
Corporate debt securities	35,320	227	(61)	35,486	58,745	181	(333)	58,593

Total debt securities	$1,223,910	$20,640	$(1,072)	$1,243,478	$1,405,832	$7,289	$(14,678)	$1,398,443
Equity securities	3,812	726	—	4,538	3,812	816	(2)	4,626

Total available-for-sale securities	$1,227,722	$21,366	$(1,072)	$1,248,016	$1,409,644	$8,105	$(14,680)	$1,403,069

Held-to-maturity
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$202,844	$4,614	$(39)	$207,419	$216,419	$1,922	$(2,014)	$216,327
Obligations of states and political subdivisions	760,067	40,687	(52)	800,702	762,039	26,121	(726)	787,434
Corporate debt securities	34,443	2,121	(41)	36,523	34,472	237	(263)	34,446

Total held-to-maturity securities	$997,354	$47,422	$(132)	$1,044,644	$1,012,930	$28,280	$(3,003)	$1,038,207

Total securities	$2,225,076	$68,788	$(1,204)	$2,292,660	$2,422,574	$36,385	$(17,683)	$2,441,276

Trading securities, which consist of investments in various mutual funds held in grantor trusts formed in connection with a deferred compensation plan, are recorded at fair value and totaled $6.9 million and $6.5 million, at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, and December 31, 2015, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2016. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	June 30, 2016
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
Obligations of government agencies	$2,004	$9,998	$27,555	$16,879	$—	$56,436
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	—	—	—	—	1,070,081	1,070,081
Obligations of states and political subdivisions	7,304	21,305	36,994	15,872	—	81,475
Corporate debt securities	—	23,076	10,423	1,987	—	35,486
Equity securities (2)	—	—	—	—	4,538	4,538

Total available-for-sale securities	$9,308	$54,379	$74,972	$34,738	$1,074,619	$1,248,016

Held-to-maturity (3)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (1)	$—	$—	$—	$—	$207,419	$207,419
Obligations of states and political subdivisions	355	52,493	380,269	367,585	—	800,702
Corporate debt securities	—	955	35,568	—	—	36,523

Total held-to-maturity securities	$355	$53,448	$415,837	$367,585	$207,419	$1,044,644

Total securities	$9,663	$107,827	$490,809	$402,323	$1,282,038	$2,292,660

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $1.1 billion and $1.0 billion at June 30, 2016 and December 31, 2015, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $109.6 million and $560.7 million for the six months ended June 30, 2016 and 2015, respectively. Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income net of tax, as of June 30, 2016 and December 31, 2015 were $12.9 million and ($4.2) million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity securities for the three and six months ended June 30, 2016 and 2015, respectively. Gains and losses due to fair value fluctuations on trading securities are included in non-interest income under other income.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2016	2015	2016	2015
Gross realized gains	$778	$2	$1,916	$26
Gross realized losses	(193)	(2)	(220)	(4)

Net realized gains	$585	$—	$1,696	$22

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$9,998	$(2)	1	$—	$—	—	$9,998	$(2)	1
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	17,014	(48)	4	72,445	(1,000)	17	89,459	(1,048)	21
Obligations of states and political subdivisions	3,797	(23)	5	4,747	(29)	7	8,544	(52)	12
Corporate debt securities	7,991	(69)	3	4,996	(33)	1	12,987	(102)	4

Total temporarily impaired securities	$38,800	$(142)	13	$82,188	$(1,062)	25	$120,988	$(1,204)	38

	December 31, 2015
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Obligations of government agencies	$49,826	$(403)	11	$—	$—	—	$49,826	$(403)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,003,397	(10,981)	187	146,182	(4,929)	31	1,149,579	(15,910)	218
Obligations of states and political subdivisions	58,705	(400)	76	23,691	(372)	29	82,396	(772)	105
Corporate debt securities	41,326	(541)	12	1,931	(55)	1	43,257	(596)	13
Equity securities	1,378	(2)	1	—	—	—	1,378	(2)	1

Total temporarily impaired securities	$1,154,632	$(12,327)	$287	$171,804	$(5,356)	$61	$1,326,436	$(17,683)	$348

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh stock totaling $46.1 million and $45.5 million at June 30, 2016 and December 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs of $0.6 million and $1.0 million at June 30, 2016 and December 31, 2015, respectively and discounts on purchased loans from prior transactions of $14.4 million and $15.7 million at June 30, 2016 and December 31, 2015, respectively.

(unaudited, in thousands)	June 30, 2016	December 31, 2015
Commercial real estate:
Land and construction	$432,663	$344,748
Improved property	1,850,535	1,911,633

Total commercial real estate	2,283,198	2,256,381

Commercial and industrial	814,055	737,878
Residential real estate	1,242,015	1,247,800
Home equity	435,187	416,889
Consumer	395,377	406,894

Total portfolio loans	5,169,832	5,065,842

Loans held for sale	9,974	7,899

Total loans	$5,179,806	$5,073,741

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Six Months Ended June 30, 2016 and 2015
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2015:
Allowance for loan losses	$4,390	$14,748	$10,002	$4,582	$2,883	$4,763	$342	$41,710
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total beginning allowance for credit losses	4,547	14,774	10,262	4,589	3,000	4,809	342	42,323

Provision for credit losses:
Provision for loan losses	1,252	(559)	1,999	(172)	164	898	581	4,163
Provision for loan commitments	(10)	(13)	(16)	1	10	—	—	(28)

Total provision for credit losses	1,242	(572)	1,983	(171)	174	898	581	4,135

Charge-offs	—	(1,328)	(765)	(386)	(216)	(2,089)	(362)	(5,146)
Recoveries	3	1,168	139	306	77	790	118	2,601

Net charge-offs	3	(160)	(626)	(80)	(139)	(1,299)	(244)	(2,545)

Balance at June 30, 2016:
Allowance for loan losses	5,645	14,029	11,375	4,330	2,908	4,362	679	43,328
Allowance for loan commitments	147	13	244	8	127	46	—	585

Total ending allowance for credit losses	$5,792	$14,042	$11,619	$4,338	$3,035	$4,408	$679	$43,913

Balance at December 31, 2014:
Allowance for loan losses	$5,654	$17,573	$9,063	$5,382	$2,329	$4,078	$575	$44,654
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total beginning allowance for credit losses	5,848	17,583	9,175	5,391	2,419	4,118	575	45,109

Provision for credit losses:
Provision for loan losses	(551)	633	1,448	25	1,254	580	231	3,620
Provision for loan commitments	13	10	301	3	23	—	—	350

Total provision for credit losses	(538)	643	1,749	28	1,277	580	231	3,970

Charge-offs	—	(1,234)	(1,430)	(944)	(948)	(1,414)	(381)	(6,351)
Recoveries	—	256	110	301	53	658	118	1,496

Net charge-offs	—	(978)	(1,320)	(643)	(895)	(756)	(263)	(4,855)

Balance at June 30, 2015:
Allowance for loan losses	5,103	17,228	9,191	4,764	2,688	3,902	543	43,419
Allowance for loan commitments	207	20	413	12	113	40	—	805

Total ending allowance for credit losses	$5,310	$17,248	$9,604	$4,776	$2,801	$3,942	$543	$44,224

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential
	Land and	Improved	and	Real	Home
(unaudited, in thousands)	Construction	Property	Industrial	Estate	Equity	Consumer	Over-draft	Total
June 30, 2016
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$504	$894	$—	$—	$—	$—	$1,398
Allowance for loans collectively evaluated for impairment	5,645	13,525	10,481	4,330	2,908	4,362	679	41,930
Allowance for loan commitments	147	13	244	8	127	46	—	585

Total allowance for credit losses	$5,792	$14,042	$11,619	$4,338	$3,035	$4,408	$679	$43,913

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,012	$4,049	$—	$—	$—	$—	$7,061
Collectively evaluated for impairment	432,663	1,840,005	810,006	1,242,015	435,187	395,377	—	5,155,253
Acquired with deteriorated credit quality	—	7,518	—	—	—	—	—	7,518

Total portfolio loans	$432,663	$1,850,535	$814,055	$1,242,015	$435,187	$395,377	$—	$5,169,832

December 31, 2015
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$668	$853	$—	$—	$—	$—	$1,521
Allowance for loans collectively evaluated for impairment	4,390	14,080	9,149	4,582	2,883	4,763	342	40,189
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total allowance for credit losses	$4,547	$14,774	$10,262	$4,589	$3,000	$4,809	$342	$42,323

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,031	$4,872	$—	$—	$—	$—	$8,903
Collectively evaluated for impairment	343,832	1,899,738	732,957	1,247,639	416,862	406,622	—	5,047,650
Acquired with deteriorated credit quality	916	7,864	49	161	27	272	—	9,289

Total portfolio loans	$344,748	$1,911,633	$737,878	$1,247,800	$416,889	$406,894	$—	$5,065,842

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
	Commercial	Commercial
	Real Estate-	Real Estate-		Total
	Land and	Improved	Commercial	Commercial
(unaudited, in thousands)	Construction	Property	& Industrial	Loans
As of June 30, 2016
Pass	$425,647	$1,805,673	$786,601	$3,017,921
Criticized - compromised	5,007	11,998	9,538	26,543
Classified - substandard	2,009	32,864	17,916	52,789
Classified - doubtful	—	—	—	—

Total	$432,663	$1,850,535	$814,055	$3,097,253

As of December 31, 2015
Pass	$335,989	$1,864,986	$713,578	$2,914,553
Criticized - compromised	5,527	10,911	9,860	26,298
Classified - substandard	3,232	35,736	14,440	53,408
Classified - doubtful	—	—	—	—

Total	$344,748	$1,911,633	$737,878	$2,994,259

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $16.4 million at June 30, 2016 and $15.8 million at December 31, 2015, of which $2.2 and $3.1 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired Loans — Carrying amount of loans acquired with deteriorated credit quality at June 30, 2016 and December 31, 2015 were $7.5 million and $9.3 million, respectively, while the outstanding balance was $12.5 million and $15.0 million, respectively. At June 30, 2016 and December 31, 2015 no allowance for loan losses has been recognized related to the acquired impaired loans, as estimates of future cash flows on these loans have not been negatively impacted.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Six Months Ended
	June 30,	June 30,
(unaudited, in thousands)	2016	2015
Balance at beginning of period	$1,206	$—
Acquisitions	—	1,815
Reclass from non-accretable difference	1,064	—
Transfers	(328)	—
Accretion	(266)	(267)

Balance at end of period	$1,676	$1,548

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
							90 Days
				90 Days			or More
		30-59 Days	60-89 Days	or More	Total	Total	Past Due and
(unaudited, in thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans	Accruing (1)
As of June 30, 2016
Commercial real estate:
Land and construction	$432,241	$—	$—	$422	$422	$432,663	$—
Improved property	1,840,665	1,616	592	7,662	9,870	1,850,535	—

Total commercial real estate	2,272,906	1,616	592	8,084	10,292	2,283,198	—
Commercial and industrial	811,320	251	743	1,741	2,735	814,055	56
Residential real estate	1,229,843	1,153	3,319	7,700	12,172	1,242,015	1,261
Home equity	431,147	1,276	373	2,391	4,040	435,187	378
Consumer	391,096	2,665	803	813	4,281	395,377	568

Total portfolio loans	5,136,312	6,961	5,830	20,729	33,520	5,169,832	2,263
Loans held for sale	9,974	—	—	—	—	9,974	—

Total loans	$5,146,286	$6,961	$5,830	$20,729	$33,520	$5,179,806	$2,263

Impaired loans included above are as follows:
Non-accrual loans	$12,374	$1,261	$763	$18,057	$20,081	$32,455
TDRs accruing interest (1)	8,195	204	171	409	784	8,979

Total impaired	$20,569	$1,465	$934	$18,466	$20,865	$41,434

As of December 31, 2015
Commercial real estate:
Land and construction	$344,184	$—	$—	$564	$564	$344,748	$—
Improved property	1,901,466	909	1,097	8,161	10,167	1,911,633	—

Total commercial real estate	2,245,650	909	1,097	8,725	10,731	2,256,381	—
Commercial and industrial	734,660	298	714	2,206	3,218	737,878	33
Residential real estate	1,234,839	1,389	2,871	8,701	12,961	1,247,800	2,159
Home equity	412,450	2,252	314	1,873	4,439	416,889	407
Consumer	401,242	4,115	764	773	5,652	406,894	527

Total portfolio loans	5,028,841	8,963	5,760	22,278	37,001	5,065,842	3,126
Loans held for sale	7,899	—	—	—	—	7,899	—

Total loans	$5,036,740	$8,963	$5,760	$22,278	$37,001	$5,073,741	$3,126

Impaired loans included above are as follows:
Non-accrual loans	$11,349	$943	$2,147	$18,942	$22,032	$33,381
TDRs accruing interest (1)	10,710	390	238	210	838	11,548

Total impaired	$22,059	$1,333	$2,385	$19,152	$22,870	$44,929

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2016			December 31, 2015
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$905	$801	$—	$2,126	$1,990	$—
Improved property	12,762	9,360	—	14,817	10,559	—
Commercial and industrial	6,113	3,339	—	4,263	3,481	—
Residential real estate	18,328	16,491	—	18,560	16,688	—
Home equity	4,092	3,574	—	3,562	3,033	—
Consumer	964	808	—	1,603	1,294	—

Total impaired loans without a specific allowance	43,164	34,373	—	44,931	37,045	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	3,012	3,012	504	3,012	3,012	668
Commercial and industrial	5,853	4,049	894	6,176	4,872	853

Total impaired loans with a specific allowance	8,865	7,061	1,398	9,188	7,884	1,521

Total impaired loans	$52,029	$41,434	$1,398	$54,119	$44,929	$1,521

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$840	$8	$2,493	$2	$1,223	$14	$2,158	$18
Improved Property	9,846	96	21,741	240	10,084	180	19,389	463
Commercial and industrial	3,303	52	2,947	49	3,362	93	2,830	62
Residential real estate	16,830	194	18,550	235	16,783	433	18,548	465
Home equity	3,428	28	2,806	21	3,296	52	2,758	41
Consumer	853	17	1,261	26	1,000	35	1,202	46

Total impaired loans without a specific allowance	35,100	395	49,798	573	35,748	807	46,885	1,095

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved Property	3,012	—	6,989	56	3,012	—	7,319	56
Commercial and industrial	4,312	26	3,149	118	4,498	58	2,713	137

Total impaired loans with a specific allowance	7,324	26	10,138	174	7,510	58	10,032	193

Total impaired loans	$42,424	$421	$59,936	$747	$43,258	$865	$56,917	$1,288

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	June 30, 2016	December 31, 2015
Commercial real estate:
Land and construction	$801	$1,023
Improved property	10,661	11,507

Total commercial real estate	11,462	12,530

Commercial and industrial	7,250	8,148
Residential real estate	10,071	9,461
Home equity	3,017	2,391
Consumer	655	851

Total	$32,455	$33,381

(1)	At June 30, 2016, there were two borrowers with loans greater than $1.0 million and three at December 31, 2015. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2016			December 31, 2015
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$361	$361	$967	$431	$1,398
Improved property	1,711	952	2,663	2,064	1,442	3,506

Total commercial real estate	1,711	1,313	3,024	3,031	1,873	4,904

Commercial and industrial	138	245	383	205	282	487
Residential real estate	6,420	2,115	8,535	7,227	2,060	9,287
Home equity	557	276	833	642	218	860
Consumer	153	172	325	443	184	627

Total	$8,979	$4,121	$13,100	$11,548	$4,617	$16,165

As of June 30, 2016, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had no unfunded commitments to debtors whose loans were classified as impaired as of June 30, 2016 and $0.2 million as of December 31, 2015.

The following tables present details related to loans identified as TDRs during the three and six months ended June 30, 2016 and 2015, respectively:

	New TDRs (1)
	For the Three Months Ended
	June 30, 2016			June 30, 2015
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—

Total commercial real estate	—	—	—	—	—	—

Commercial and industrial	—	—	—	—	—	—
Residential real estate	1	23	22	1	41	39
Home equity	1	43	42	—	—	—
Consumer	6	38	34	—	—	—

Total	8	$104	$98	1	$41	$39

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Six Months Ended
	June 30, 2016			June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	2	$115	$110
Improved Property	—	—	—	2	835	581

Total commercial real estate	—	—	—	4	950	691

Commercial and industrial	—	—	—	—	—	—
Residential real estate	1	23	22	7	454	443
Home equity	1	44	42	1	7	6
Consumer	6	41	34	2	19	16

Total	8	$108	$98	14	$1,430	$1,156

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the six months ended June 30, 2016 and 2015, respectively, that were restructured within the last twelve months prior to June 30, 2016 and 2015, respectively:

Defaulted TDRs (1)
For the Six Months Ended
	June 30, 2016		June 30, 2015
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	1	40	—	—
Residential real estate	—	—	—	—
Home equity	—	—	1	42
Consumer	—	—	—	—

Total	1	$40	1	$42

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2016 and 2015, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. None of the loans in the table above were accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2016	2015
Other real estate owned	$4,361	$5,669
Repossessed assets	120	156

Total other real estate owned and repossessed assets	$4,481	$5,825

Residential real estate included in other real estate owned at June 30, 2016 and December 31, 2015 was $0.8 million and $2.0 million, respectively. At June 30, 2016 and December 31, 2015, formal foreclosure proceedings were in process on residential real estate loans totaling $3.4 million and $4.1 million, respectively.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2016	2015	2016	2015
Service cost – benefits earned during year	$696	$836	$1,392	$1,663
Interest cost on projected benefit obligation	1,209	1,214	2,533	2,415
Expected return on plan assets	(1,919)	(1,928)	(3,838)	(3,835)
Amortization of prior service cost	6	6	12	12
Amortization of net loss	808	793	1,502	1,577

Net periodic pension cost	$800	$921	$1,601	$1,832

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $0.6 million is due for 2016 which could be all or partially offset by the Plan’s $39.1 million available credit balance. A voluntary contribution of $3.8 million was made in June 2016.

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Investment securities: The fair value of investment securities which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within level 1 or 2 in the fair value hierarchy. Certain equity securities that are lightly traded in over-the-counter markets are classified as level 2 in the fair value hierarchy, as quoted market prices may not be available on the fair value measurement date. Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within level 3 of the fair value hierarchy. This includes certain specific municipal debt issues for which the credit quality and discount rate must be estimated.

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

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015:

		June 30, 2016
		Fair Value Measurements Using:
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Trading securities	$6,919	$5,774	$—	$—	$1,145
Securities - available-for-sale
Obligations of government agencies	56,436	—	56,436	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,070,081	—	1,070,081	—	—
Obligations of state and political subdivisions	81,475	—	81,475	—	—
Corporate debt securities	35,486	—	35,486	—	—
Equity securities	4,538	2,781	1,757	—	—

Total securities - available-for-sale	$1,248,016	$2,781	$1,245,235	$—	$—

Total recurring fair value measurements	$1,254,935	$8,555	$1,245,235	$—	$1,145

Nonrecurring fair value measurements
Impaired loans	$5,663	$—	$—	$5,663	$—
Other real estate owned and repossessed assets	4,481	—	—	4,481	—
Loans held for sale	9,974	—	9,974	—	—

Total nonrecurring fair value measurements	$20,118	$—	$9,974	$10,144	$—

		December 31, 2015
		Fair Value Measurements Using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Trading securities	$6,451	$5,226	$—	$—	$1,225
Securities - available-for-sale
Obligations of government agencies	83,505	—	83,505	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,176,080	—	1,176,080	—	—
Obligations of state and political subdivisions	80,265	—	80,265	—	—
Corporate debt securities	58,593	—	58,593	—	—
Equity securities	4,626	2,735	1,891	—	—

Total securities - available-for-sale	$1,403,069	$2,735	$1,400,334	$—	$—

Total recurring fair value measurements	$1,409,520	$7,961	$1,400,334	$—	$1,225

Nonrecurring fair value measurements
Impaired loans	$6,363	$—	$—	$6,363	$—
Other real estate owned and repossessed assets	5,825	—	—	5,825	—
Loans held for sale	7,899	—	7,899	—	—

Total nonrecurring fair value measurements	$20,087	$—	$7,899	$12,188	$—

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the six months ended June 30, 2016 or for the year ended December 31, 2015.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2016:
Impaired loans	$5,663	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (51.4%) / (36.8%)
			Liquidation expenses (2)	(2.4%) to (8.0%) / (4.0%)
Other real estate owned and repossessed assets	4,481	Appraisal of collateral (1), (3)
December 31, 2015:
Impaired loans	$6,363	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (40.6%) / (25.1%)
			Liquidation expenses (2)	(3.0%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,825	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at June 30, 2016
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$87,626	$87,626	$87,626	$—	$—	$—
Trading securities	6,919	6,919	5,774	—	—	1,145
Securities available-for-sale	1,248,016	1,248,016	2,781	1,245,235	—	—
Securities held-to-maturity	997,354	1,044,644	—	1,043,975	669	—
Net loans	5,126,504	5,088,401	—	—	5,088,401	—
Loans held for sale	9,974	9,974	—	9,974	—	—
Accrued interest receivable	24,588	24,588	24,588	—	—	—
Financial Liabilities
Deposits	5,928,099	5,936,524	4,497,746	1,438,778	—	—
Federal Home Loan Bank borrowings	1,056,970	1,059,380	—	1,059,380	—	—
Other borrowings	79,103	79,095	76,721	2,374	—	—
Junior subordinated debt	106,196	76,712	—	76,712	—	—
Accrued interest payable	2,200	2,200	2,200	—	—	—

			Fair Value Measurements at December 31, 2015
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$86,685	$86,685	$86,685	$—	$—	$—
Trading securities	6,451	6,451	5,226	—	—	1,225
Securities available-for-sale	1,403,069	1,403,069	2,735	1,400,334	—	—
Securities held-to-maturity	1,012,930	1,038,207	—	1,037,490	717	—
Net loans	5,024,132	4,936,236	—	—	4,936,236	—
Loans held for sale	7,899	7,899	—	7,899	—	—
Accrued interest receivable	25,759	25,759	25,759	—	—	—
Financial Liabilities
Deposits	6,066,299	6,075,433	4,508,461	1,566,972	—	—
Federal Home Loan Bank borrowings	1,041,750	1,041,752	—	1,041,752	—	—
Other borrowings	81,356	81,361	78,682	2,679	—	—
Junior subordinated debt	106,196	79,681	—	79,681	—	—
Accrued interest payable	1,715	1,715	1,715	—	—	—

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on WesBanco’s consolidated balance sheets:

Cash and due from banks: The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Securities held-to-maturity: Fair values for securities held-to-maturity are determined in the same manner as the investment securities which are described above.

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

NOTE 8. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the six months ended June 30, 2016 and 2015 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
			Unrealized Gains
	Defined	Unrealized	on Securities
	Benefit	Gains (Losses)	Transferred from
	Pension	on Securities	Available-for-Sale
(unaudited, in thousands)	Plan	Available-for-Sale	to Held-to-Maturity	Total
Balance at December 31, 2015	$(17,539)	$(4,162)	$747	$(20,954)

Other comprehensive income before reclassifications	—	18,100	—	18,100
Amounts reclassified from accumulated other comprehensive income	921	(1,061)	(103)	(243)

Period change	921	17,039	(103)	17,857

Balance at June 30, 2016	$(16,618)	$12,877	$644	$(3,097)

Balance at December 31, 2014	$(22,776)	$2,892	$1,059	$(18,825)

Other comprehensive income before reclassifications	—	(3,711)	—	(3,711)
Amounts reclassified from accumulated other comprehensive income	981	(13)	(134)	834

Period change	981	(3,724)	(134)	(2,877)

Balance at June 30, 2015	$(21,795)	$(832)	$925	$(21,702)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2016	2015	2016	2015
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(618)	$(2)	$(1,672)	$(20)	Net securities gains (Non-interest income)
Related income tax expense	226	1	611	7	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(392)	(1)	(1,061)	(13)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(84)	(107)	(165)	(214)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	31	39	62	80	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(53)	(68)	(103)	(134)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	815	799	1,514	1,589	Employee benefits (Non-interest expense)
Related income tax benefit	(298)	(293)	(593)	(608)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	517	506	921	981

Total reclassifications for the period	$72	$437	$(243)	$834

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.6 million as of June 30, 2016 and December 31, 2015, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of June 30, 2016 and December 31, 2015.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2016	2015
Lines of credit	$1,165,228	$1,159,769
Loans approved but not closed	208,773	234,599
Overdraft limits	105,342	106,252
Letters of credit	22,480	27,408
Contingent obligations to purchase loans funded by other entities	20,653	18,079

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.7 billion and $3.8 billion at June 30, 2016 and 2015, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended June 30, 2016:
Interest income	$67,585	$—	$67,585
Interest expense	7,811	—	7,811

Net interest income	59,774	—	59,774
Provision for credit losses	1,811	—	1,811

Net interest income after provision for credit losses	57,963	—	57,963
Non-interest income	14,555	5,036	19,591
Non-interest expense	44,396	2,964	47,360

Income before provision for income taxes	28,122	2,072	30,194
Provision for income taxes	7,256	829	8,085

Net income	$20,866	$1,243	$22,109

For the Three Months ended June 30, 2015:
Interest income	$66,729	$—	$66,729
Interest expense	5,936	—	5,936

Net interest income	60,793	—	60,793
Provision for credit losses	2,681	—	2,681

Net interest income after provision for credit losses	58,112	—	58,112
Non-interest income	12,596	5,476	18,072
Non-interest expense	43,568	3,021	46,589

Income before provision for income taxes	27,140	2,455	29,595
Provision for income taxes	6,980	982	7,962

Net income	$20,160	$1,473	$21,633

For the Six Months ended June 30, 2016:
Interest income	$135,186	$—	$135,186
Interest expense	15,571	—	15,571

Net interest income	119,615	—	119,615
Provision for credit losses	4,135	—	4,135

Net interest income after provision for credit losses	115,480	—	115,480
Non-interest income	28,237	10,747	38,984
Non-interest expense	86,461	6,242	92,703

Income before provision for income taxes	57,256	4,505	61,761
Provision for income taxes	14,977	1,802	16,779

Net income	$42,279	$2,703	$44,982

For the Six Months ended June 30, 2015:
Interest income	$127,117	$—	$127,117
Interest expense	11,360	—	11,360

Net interest income	115,757	—	115,757
Provision for credit losses	3,970	—	3,970

Net interest income after provision for credit losses	111,787	—	111,787
Non-interest income	24,725	11,529	36,254
Non-interest expense	93,863	6,184	100,047

Income before provision for income taxes	42,649	5,345	47,994
Provision for income taxes	10,344	2,138	12,482

Net income	$32,305	$3,207	$35,512

Total non-fiduciary assets of the trust and investment services segment were $3.2 million and $3.7 million at June 30, 2016 and 2015, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three months ended June 30, 2016. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2015 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarter ended March 31, 2016, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and YCB may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the proposed merger of WesBanco and YCB may not be fully realized within the expected timeframes; disruption from the proposed merger of WesBanco and YCB may make it more difficult to maintain relationships with clients, associates, or suppliers; the required governmental approvals of the proposed merger may not be obtained on the expected terms and schedule; YCB’s shareholders may not approve the proposed merger; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 141 branches and 129 ATM machines in West Virginia, Ohio and western Pennsylvania, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On May 3, 2016, WesBanco and YCB, a bank holding company headquartered in New Albany, Indiana with approximately $1.6 billion in assets and 33 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of YCB with and into WesBanco. The transaction is valued at approximately $221.0 million. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of YCB. It is expected that the transaction will be completed in the third or fourth quarter of 2016.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2016 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2015 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the six month period ended June 30, 2016 was $45.0 million or $1.17 per diluted share compared to $35.5 million or $0.97 per diluted share for the first six months of 2015. Net income for the three months ended June 30, 2016 was $22.1 million, while diluted earnings per share were $0.58, compared to $21.6 million or $0.56 per diluted share for the second quarter of 2015. For the six months ended June 30, 2016, net income excluding after-tax merger-related expenses (non-GAAP measure), increased 6.7% to $45.4 million compared to $42.6 million for 2015, while diluted earnings per share, excluding after-tax merger-related expenses (non-GAAP measure), totaled $1.18, compared to $1.17 per share for 2015.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$22,560	$0.59	$22,358	$0.58	$45,433	$1.18	$42,563	$1.17
Less: After tax merger-related expenses	(451)	(0.01)	(725)	(0.02)	(451)	(0.01)	(7,051)	(0.20)

Net income (GAAP)	$22,109	$0.58	$21,633	$0.56	$44,982	$1.17	$35,512	$0.97

(1)	Non-GAAP net income excludes after-tax merger-related expenses. The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income decreased $1.0 million or 1.7% in the second quarter of 2016 compared to the same quarter of 2015 due to a 14 basis point decrease in the net interest margin, partially offset by a 5.2% increase in average loan balances resulting in a 3.2% increase in average earning assets. For the first six months, net interest income increased $3.9 million or 3.3%, partially from the acquisition in February of last year and from average organic loan growth of approximately 5.7%, reduced by a 20 basis point decline in the net interest margin. The net interest margin decreased to 3.30% in the second quarter, compared to 3.44% in same quarter of 2015 and up one basis point from the first quarter’s 3.29%. The decrease in the net interest margin year-over-year is primarily due to a decrease of 17 basis points for total loans due to repricing of existing loans at lower spreads and competitive pricing on new loans. The lower spreads were due to the continued low interest rate environment and a flatter yield curve. Mitigating this reduction is the aforementioned loan growth, which over time improves asset yields as average loan rates are higher than securities rates. Funding costs increased 12 basis points in the second quarter compared to the same quarter in 2015, primarily due to an increase in the percentage of total FHLB borrowings to 17.2% of interest bearing liabilities from 8.3% in 2015, as well as an increase in the average rate on these borrowings year-over-year. Average deposits in the second quarter decreased by 5.3% compared to the first quarter of 2016, primarily due to the runoff of CDs. Overall, for the last few quarters, the net interest margin has been relatively stable, ranging from 3.29% to 3.32% and the re-mix in average earning assets has continued, as securities as a percentage of total assets have been reduced from 29.2% to 26.8% from June 30, 2015 to June 30, 2016, while loans have increased as a percentage of total assets to 61.6% and by an overall $236 million. Year-to-date, the decline in the margin resulted from the same factors affecting the second quarter, combined with post-ESB mix shifts which increased the percentage of earning assets invested in securities. Loan growth since then has assisted in maintaining the net interest margin at its present level despite lower loan yields and overall spread compression, particularly over the last few months.

The provision for credit losses decreased to $1.8 million in the second quarter of 2016, compared to $2.7 million in the second quarter of 2015, due to improved credit metrics. Year-to-date, the provision increased slightly to $4.1 million from $4.0 million in the same period of 2015 primarily due to loan growth. Net charge-offs as a percentage of average portfolio loans of 0.08% in the second quarter of 2016 decreased from 0.25% in the second quarter of 2015 and from 0.12% in the first quarter of 2016.

For the second quarter of 2016, non-interest income increased $1.5 million or 8.4% compared to the 2015 second quarter. Electronic banking fees increased $0.2 million or 7.0% from increases in transaction volumes. Net gains on sales of mortgage loans increased $0.3 million from a 39.3% production increase in mortgage originations. Trust fees decreased $0.4 million or 8.0% compared to the second quarter of last year from reduced total assets under management, lower estate fees and market declines. Net securities gains increased $0.6 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to realized gains resulting from the sale of mortgage-backed securities in the 2016 quarter. Other income increased $1.0 million in the second quarter due to $0.8 million of commercial customer loan swap fee income. For the six months ended June 30, 2016, non-interest income increased $2.7 million or 7.5%, reflecting similar trends as in the second quarter, while bank-owned life insurance decreased $0.3 million primarily due to death benefits received in the first quarter of 2015, and securities gains increased $1.7 million due to sales and calls in both 2016 quarters.

The following paragraph on non-interest expense excludes merger-related expenses in both years of $0.7 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $10.8 million for the six months ended June 30, 2016 and 2015, respectively. Non-interest expense in the second quarter of 2016 grew $1.2 million or 2.6%, compared to the same quarter in 2015. For the first six months, non-interest expense increased $2.8 million or 3.2%. For the second quarter, salaries and wages increased $0.4 million or 2.2% due to routine annual adjustments to compensation and increased stock compensation expense, partially offset by a 1.0% decrease in full-time equivalent employees. Employee benefits expense increased $0.5 million, primarily from increased health insurance costs. Equipment costs increased $0.4 million related to continuous improvements in computer system and software infrastructure, and origination and customer support systems. The increase in non-interest expense for the first six months of 2016 reflects similar trends as in the second quarter.

The provision for federal and state income taxes was $16.8 million in 2016 compared to $12.5 million in the first half of 2015. The increase in income tax expense was primarily due to a $13.8 million increase in pre-tax income, higher anticipated pre-tax income for 2016 and a $0.5 million benefit in 2015 relating to the completion of an IRS audit which closed the 2011 and 2012 tax years, all of which caused a higher effective tax rate of 27.2% for 2016 compared to 26.0% in the first half of 2015.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2016	2015	2016	2015
Net interest income	$59,774	$60,793	$119,615	$115,757
Taxable equivalent adjustments to net interest income	2,445	2,182	4,879	4,084

Net interest income, fully taxable equivalent	$62,219	$62,975	$124,494	$119,841

Net interest spread, non-taxable equivalent	3.05%	3.23%	3.06%	3.27%
Benefit of net non-interest bearing liabilities	0.12%	0.09%	0.10%	0.09%

Net interest margin	3.17%	3.32%	3.16%	3.36%
Taxable equivalent adjustment	0.13%	0.12%	0.13%	0.13%

Net interest margin, fully taxable equivalent	3.30%	3.44%	3.29%	3.49%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income decreased $1.0 million or 1.7% in the second quarter of 2016 compared to the same quarter of 2015, due to a 14 basis point decrease in the net interest margin, partially offset by a 5.2% increase in average loan balances resulting in a 3.2% increase in average earning assets. For the first six months, net interest income increased $3.9 million or 3.3%, partially from the ESB acquisition in February of last year and from average organic loan growth of approximately 5.7%, reduced by a 20 basis point decline in the net interest margin. Total average deposits decreased in the second quarter by $338.7 million or 5.3% due to a decrease in certificates of deposit, which have the highest interest cost among interest bearing deposits, of $358.9 million or 19.4%. Partially offsetting the decrease in certificates of deposit was an increase in lower-cost and non-interest bearing deposits of $20.2 million, which were the result of marketing campaigns, customer incentives, wealth management and business initiatives as well as deposits from Marcellus and Utica shale gas bonus and royalty payments. The net interest margin decreased to 3.30% in the second quarter of 2016 from 3.44% in the same period of 2015. The reduction is primarily due to a decrease of 17 basis points for total loans due to the repricing of existing loans at lower spreads and competitive pricing on new loans. Overall funding costs increased 12 basis points from the second quarter of 2015 due to higher balances and rates on FHLB borrowings, partially offset by the decrease in certificates of deposit.

Interest income increased in the second quarter of 2016 by $0.9 million or 1.3% compared to the same period in 2015 due to the higher average loan balances and higher investment yields, partially offset by lower loan yields. In the first half of 2016, interest income increased $8.1 million or 6.3% from the first half of 2015 due to the higher average total earning asset balances from the ESB acquisition, offset somewhat by lower yields. The lower spreads were due to the continued low interest rate environment with a relatively flat yield curve. However, the increase in average loan balances helped to mitigate the effect of the lower rates, as rates earned on loans are higher than those on securities. In the second quarter of 2016, average loans represented 68.0% of average earning assets, an increase compared to 66.7% in the same quarter of 2015. Total securities yields increased by 13 basis points in the second quarter of 2016 from the same period in 2015 due to scheduled maturities and select sales of short-term, lower yielding ESB acquired investment securities. Within the investment portfolio, the average rate increased on taxable securities by 12 basis points from the second quarter of 2015 due to the previously mentioned maturities and sales and decreased on tax-exempt securities by 23 basis points due continued purchases of this category of investments at lower market rates. The average balance of tax-exempt securities, which provide the highest yield within securities, increased 17.7% or $96.1 million over the last year, and were 27.1% of total average securities in the second quarter of 2016 compared to 22.6% in the second quarter of 2015, which helped to mitigate their 23 basis point decline in yield. Taxable securities balances decreased by $142.6 million or 7.7% from the second quarter of 2015 due to maturities, calls, sales and paydowns that were not fully replaced due to management’s focus on maintaining the size of the balance sheet in order to delay the financial impact of crossing $10 billion in assets through acquisitions.

Portfolio loans increased $236.2 million or 4.8% in the twelve months ended June 30, 2016 as originations continued to outpace paydowns. Loan growth was achieved through $821.9 million in loan originations in the first half of 2016, with total business loan originations up approximately 13.0%. Loan growth was driven by increased business opportunities, additional commercial personnel in our core urban markets, focused sales and referral calling programs, and continued improvement in loan origination processes.

Interest expense increased $1.9 million or 31.6% in the second quarter of 2016 and $4.2 million or 37.1% in the first half of 2016 compared to the same periods in 2015, both due to increases in the average balance and rate paid on FHLB borrowings partially offset by reduced CD balances. The increases in rate from the FHLB borrowings, due to a shift in term length from short to medium, were offset partially in the second quarter by the decreases in higher cost CDs. The increased FHLB borrowings resulted in an overall increase in total average interest bearing liabilities of $113.7 million or 1.9% in the second quarter. The average rate increased 12 basis points in the second quarter of 2016 compared to the same period in 2015. The average balance of CDs decreased $145.6 million due to runoff from former ESB retail customers, lower rate offerings for single service maturing CDs and lower CDARS balances by $86.7 million, while management continues to re-mix deposits to emphasize multiple relationship customers. The increase in the cost of CDs and other interest bearing liabilities is also due to lower accretion. In addition, non-interest bearing demand deposits increased to 22.1% of total average deposits in the second quarter of 2016 compared to 20.0% in the same period of 2015. Average FHLB borrowings increased in the second quarter of 2016 to manage normal liquidity needs including the funding of CD runoff and loan growth. In the second quarter of 2016, FHLB borrowings were 17.2% of interest bearing liabilities as compared to 8.3% in 2015. The rate on average FHLB borrowings increased in the second quarter of 2016 by 40 basis points as the average term length increased from short to medium, causing most of the increase in the cost of funds.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks—interest bearing	$20,985	0.72%	$17,291	0.16%	$38,805	0.45%	$19,959	0.16%
Loans, net of unearned income (1)	5,156,789	4.11%	4,902,309	4.28%	5,124,942	4.12%	4,725,764	4.27%
Securities: (2)
Taxable	1,718,491	2.28%	1,861,123	2.16%	1,744,438	2.29%	1,641,531	2.26%
Tax-exempt (3)	638,746	4.37%	542,654	4.60%	635,773	4.39%	499,102	4.68%

Total securities	2,357,237	2.84%	2,403,777	2.71%	2,380,211	2.85%	2,140,633	2.82%
Other earning assets (4)	45,354	4.72%	23,515	5.29%	45,577	4.43%	19,993	9.38%

Total earning assets (3)	7,580,365	3.71%	7,346,892	3.76%	7,589,535	3.71%	6,906,349	3.82%

Other assets	925,437		932,695		939,226		890,051

Total Assets	$8,505,802		$8,279,587		$8,528,761		$7,796,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,230,484	0.21%	$1,175,022	0.17%	$1,209,989	0.19%	$1,094,115	0.17%
Money market accounts	915,879	0.20%	1,027,245	0.19%	937,846	0.19%	1,005,218	0.19%
Savings deposits	1,091,950	0.06%	1,072,988	0.06%	1,088,154	0.06%	1,018,449	0.06%
Certificates of deposit	1,489,764	0.70%	1,848,654	0.62%	1,535,061	0.69%	1,744,271	0.66%

Total interest bearing deposits	4,728,077	0.33%	5,123,909	0.31%	4,771,050	0.32%	4,862,053	0.33%
Federal Home Loan Bank borrowings	1,021,642	1.19%	484,505	0.79%	1,031,378	1.19%	361,427	0.84%
Other borrowings	95,522	0.42%	100,099	0.37%	91,277	0.40%	106,647	0.31%
Junior subordinated debt	106,196	3.18%	129,189	2.76%	106,196	3.15%	124,128	2.90%

Total interest bearing liabilities (1)	5,951,437	0.53%	5,837,702	0.41%	5,999,901	0.52%	5,454,255	0.42%
Non-interest bearing demand deposits	1,339,436		1,282,327		1,322,853		1,233,328
Other liabilities	58,006		59,256		57,788		107,473
Shareholders’ equity	1,156,923		1,100,302		1,148,219		1,001,344

Total Liabilities and
Shareholders’ Equity	$8,505,802		$8,279,587		$8,528,761		$7,796,400

Taxable equivalent net interest spread		3.18%		3.35%		3.19%		3.40%
Taxable equivalent net interest margin		3.30%		3.44%		3.29%		3.49%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.8 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $1.5 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $0.7 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and $1.6 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively, while accretion on interest bearing liabilities from prior acquisitions was $0.4 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost and include premium amortization and discount accretion from prior acquisitions.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.
(4)	Interest income on other earning assets includes $0.6 million from a special dividend from FHLB Pittsburgh for the six months ended June 30, 2015.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Compared to June 30, 2015			Compared to June 30, 2015
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks – interest bearing	$2	$29	$31	$25	$47	$72
Loans, net of unearned income	2,579	(2,198)	381	8,431	(3,432)	4,999
Taxable securities	(794)	526	(268)	1,176	275	1,451
Tax-exempt securities (1)	1,062	(311)	751	3,034	(763)	2,271
Other earning assets	261	(37)	224	752	(681)	71

Total interest income change (1)	3,110	(1,991)	1,119	13,418	(4,554)	8,864

Increase (decrease) in interest expense:
Interest bearing demand deposits	24	134	158	102	141	243
Money market accounts	(54)	14	(40)	(64)	25	(39)
Savings deposits	3	(1)	2	21	(2)	19
Certificates of deposit	(598)	312	(286)	(709)	210	(499)
Federal Home Loan Bank borrowings	1,422	660	2,082	3,747	845	4,592
Other borrowings	(4)	11	7	(26)	42	16
Junior subordinated debt	(171)	123	(48)	(269)	148	(121)

Total interest expense change	622	1,253	1,875	2,802	1,409	4,211

Net interest income increase (decrease) (1)	$2,488	$(3,244)	$(756)	$10,616	$(5,963)	$4,653

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses decreased to $1.8 million in the second quarter of 2016, compared to $2.7 million in the second quarter of 2015, due to improved credit metrics. Year-to-date, the provision increased slightly to $4.1 million from $4.0 million in the same period of 2015 primarily due to loan growth. Net charge-offs as a percentage of average portfolio loans of 0.08% in the second quarter of 2016 decreased from 0.25% in the second quarter of 2015 and from 0.12% in the first quarter of 2016. Non-performing loans (including TDRs) as well as criticized and classified loans, improved as a percentage of total portfolio loans from the second quarter of 2015. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(unaudited, dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Trust fees	$5,036	$5,476	$(440)	(8.0%)	$10,747	$11,529	$(782)	(6.8%)
Service charges on deposits	4,176	4,249	(73)	(1.7%)	8,128	7,918	210	2.7%
Electronic banking fees	3,742	3,496	246	7.0%	7,345	6,821	524	7.7%
Net securities brokerage revenue	1,750	1,842	(92)	(5.0%)	3,646	3,901	(255)	(6.5%)
Bank-owned life insurance	942	989	(47)	(4.8%)	1,915	2,244	(329)	(14.7%)
Net gains on sales of mortgage loans	683	407	276	67.8%	1,231	679	552	81.3%
Net securities gains	585	—	585	100.0%	1,696	22	1,674	7,609.1%
Net gain on other real estate owned and other assets	214	152	62	40.8%	196	185	11	5.9%
Net insurance services revenue	715	668	47	7.0%	1,690	1,531	159	10.4%
Other	1,748	793	955	120.4%	2,390	1,424	966	67.8%

Total non-interest income	$19,591	$18,072	$1,519	8.4%	$38,984	$36,254	$2,730	7.5%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the second quarter of 2016, non-interest income increased $1.5 million or 8.4% compared to the 2015 second quarter. The increase was primarily due to $0.8 million of commercial loan swap fee income and $0.6 million of net securities gains, coupled with increased electronic banking fees and higher mortgage banking income. Trust fees decreased $0.4 million compared to the second quarter of 2015 due to market declines. For the six months ended June 30, 2016, non-interest income increased $2.7 million or 7.5%, reflecting similar trends as in the second quarter.

Trust fees decreased $0.4 million or 8.0% compared to the second quarter of 2015 and $0.8 million or 6.8% from lower estate fees and market declines which reduced total assets under management despite customer and revenue development initiatives. Total trust assets were down 4.8% from $3.8 billion at June 30, 2015 to $3.7 billion at June 30, 2016, but were relatively unchanged from December 31, 2015. At June 30, 2016, trust assets include managed assets of $3.0 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco’s trust and investment services group, were $895.0 million as of June 30, 2016 and $947.8 million at June 30, 2015 and are included in trust managed assets.

Service charges on deposits increased $0.2 million or 2.7% compared to the first six months of 2015 due to the larger customer deposit base from the addition of ESB and adjustments to the fee schedule last year. For the second quarter of 2016, service charges on deposits were relatively flat compared to the second quarter of 2015.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $0.5 million or 7.7% compared to the first half of 2015, due to a higher volume of debit card transactions from the ESB acquisition and WesBanco’s legacy customers. The volume increase is due to marketing and process initiatives as well as a higher percentage of customers using these products.

Net securities brokerage revenue decreased $0.3 million from the first half of 2015 due to turnover in certain producing staff positions and lower Marcellus and Utica gas lease and royalty payments in the region, despite additional market coverage in the expanded western Pennsylvania market from the ESB acquisition.

Bank-owned life insurance decreased by $0.3 million compared to the first half of 2015 primarily due to death claims in the first quarter of 2015.

Net gains on sales of mortgage loans increased $0.6 million or 81.3% compared to the first half of 2015 due to increased production volumes as well as an increase in the margin earned on loans sold. Mortgages sold into the secondary market represented $66.7 million or 41.0% of overall mortgage loan production in the first half of 2016 compared to $58.5 million or 38.1% in the first half of 2015.

Other income increased $1.0 million in the second quarter due to $0.8 million of commercial loan swap fee income primarily attributable to three related, larger commercial credits.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(unaudited, dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and wages	$19,731	$19,300	$431	2.2%	$38,911	$37,636	$1,275	3.4%
Employee benefits	7,332	6,807	525	7.7%	14,409	14,123	286	2.0%
Net occupancy	3,220	3,243	(23)	(0.7%)	6,811	6,765	46	0.7%
Equipment	3,402	3,017	385	12.8%	6,830	5,958	872	14.6%
Marketing	1,608	1,715	(107)	(6.2%)	2,581	2,707	(126)	(4.7%)
FDIC insurance	1,099	1,040	59	5.7%	2,264	1,950	314	16.1%
Amortization of intangible assets	697	944	(247)	(26.2%)	1,427	1,510	(83)	(5.5%)
Restructuring and merger-related expenses	694	1,115	(421)	(37.8%)	694	10,848	(10,154)	(93.6%)
Miscellaneous, franchise, and other taxes	1,622	1,520	102	6.7%	3,238	3,081	157	5.1%
Postage	843	869	(26)	(3.0%)	1,541	1,657	(116)	(7.0%)
Consulting, regulatory, accounting and advisory fees	1,274	1,136	138	12.1%	2,580	2,488	92	3.7%
Other real estate owned and foreclosure expenses	279	(155)	434	280.0%	607	14	593	4,235.7%
Legal fees	695	675	20	3.0%	1,276	1,216	60	4.9%
Communications	363	422	(59)	(14.0%)	721	768	(47)	(6.1%)
ATM and interchange expenses	1,057	1,069	(12)	(1.1%)	2,190	2,091	99	4.7%
Supplies	683	781	(98)	(12.5%)	1,364	1,418	(54)	(3.8%)
Other	2,761	3,091	(330)	(10.7%)	5,259	5,817	(558)	(9.6%)

Total non-interest expense	$47,360	$46,589	$771	1.7%	$92,703	$100,047	$(7,344)	(7.3%)

Non-interest expense in the first half of 2016, excluding merger-related expenses, increased $2.8 million or 3.2%, compared to the first half of 2015 due to normal growth in salaries and wages as well as other normal operating expenses that have enhanced revenue generation activity throughout the organization. Additionally operating results from the ESB acquisition, which occurred halfway through the first quarter of 2015 and added 23 offices to our branch network, reflects a full six months of operating expenses in 2016. Non-interest expense in the second quarter of 2016, excluding merger-related expenses, grew $1.2 million or 2.6%, reflecting similar trends as in the first six months of 2016.

Salaries and wages increased $0.4 million or 2.2% from the second quarter of 2015 and $1.3 million or 3.4% over the first half of 2015 due to routine annual adjustments to compensation and increased stock compensation expense, partially offset by a 1.0% decrease in full-time equivalent employees. Employee benefits expense increased $0.5 million compared to the second quarter of 2015, primarily from increased health insurance costs.

Equipment costs increased $0.9 million compared to the first half of 2015 due to continuous improvements in technology and communications infrastructure, and origination and customer support systems.

FDIC insurance expense increased $0.3 million compared to the first half of 2015 primarily due to the increased size of the balance sheet and adjustments to various risk factors.

Restructuring and merger-related expenses of $0.7 million in 2016 related to the YCB acquisition include $0.3 million in legal expenses, $0.3 million in investment banking services and $0.1 million in valuation services. All restructuring and merger-related expenses in 2015 related to the ESB acquisition.

Other real estate owned and foreclosure expenses increased $0.6 million in 2016 compared to the first half of 2015 due to normal foreclosure and liquidation activity. Other real estate owned and repossessed assets decreased $1.7 million from June 30, 2015 to $4.5 million as of June 30, 2016.

Other non-interest expense decreased $0.6 million or 9.6% from the first half of 2015 primarily due to the elimination of certain duplicative data servicing fees related to the ESB acquisition prior to the April 24, 2015 system conversion.

INCOME TAXES

The provision for federal and state income taxes was $16.8 million in 2016 compared to $12.5 million in the first half of 2015. The increase in income tax expense was primarily due to a $13.8 million increase in pre-tax income, higher anticipated pre-tax income for 2016 and a $0.5 million benefit in 2015 relating to the completion of an IRS audit which closed the 2011 and 2012 tax years, all of which caused a higher effective tax rate of 27.2% for 2016 compared to 26.0% in the first half of 2015.

FINANCIAL CONDITION

Total assets decreased 0.9% during the six months ended June 30, 2016, while deposits decreased 2.3% and shareholders’ equity increased 3.8% compared to December 31, 2015. Total loans increased $104.0 million or 2.1% as a result of originations outpacing pay downs, due to increased business activity, additional commercial and lending personnel in WesBanco’s urban markets, focused marketing efforts and continued improvement in the loan origination process. Deposits decreased $138.2 million resulting from an 8.2% decrease in certificates of deposits and an 8.0% decrease in money market deposits, which were partially offset by a 2.3% increase in demand deposits and a 1.0% increase in savings deposits. The decrease in certificates of deposit is a result of lower rate offerings for single service maturing certificates of deposit and customer preferences for other deposit types. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 1.1% during the first six months of 2016, mostly in FHLB borrowings which increased $15.2 million from December 31, 2015, as FHLB borrowings were utilized to manage WesBanco’s normal liquidity needs. Total shareholders’ equity increased by approximately $42.3 million or 3.8%, compared to December 31, 2015, primarily due to net income exceeding dividends for the period by $26.6 million, coupled with a $17.9 million increase in other comprehensive income primarily due to a decrease in market rates on available-for-sale securities.

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2016	2015	$ Change	% Change
Trading securities (at fair value)	$6,919	$6,451	468	7.3
Available-for-sale (at fair value)
Obligations of government agencies	56,436	83,505	(27,069)	(32.4)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,070,081	1,176,080	(105,999)	(9.0)
Obligations of states and political subdivisions	81,475	80,265	1,210	1.5
Corporate debt securities	35,486	58,593	(23,107)	(39.4)

Total debt securities	1,243,478	1,398,443	(154,965)	(11.1)
Equity securities	4,538	4,626	(88)	(1.9)

Total available-for-sale securities	$1,248,016	$1,403,069	$(155,053)	(11.1)

Held-to-maturity (at amortized cost)
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	$202,844	$216,419	$(13,575)	(6.3)
Obligations of states and political subdivisions	760,067	762,039	(1,972)	(0.3)
Corporate debt securities	34,443	34,472	(29)	(0.1)

Total held-to-maturity securities	997,354	1,012,930	(15,576)	(1.5)

Total securities	$2,252,289	$2,422,450	$(170,161)	(7.0)

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.14%	2.14%
As a % of total securities	55.4%	58.2%
Weighted average life (in years)	3.9	4.1

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.93%	3.94%
As a % of total securities	44.6%	41.8%
Weighted average life (in years)	4.6	5.0

Total securities:
Weighted average yield at the respective period end (2)	2.95%	2.90%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.2	4.5

(1)	At June 30, 2016 and December 31, 2015, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $170.2 million or 7.0% from December 31, 2015 to June 30, 2016. Through the first half of 2016, the available-for-sale portfolio decreased by $155.1 million or 11.1%, while the held-to-maturity portfolio decreased by $15.6 million or 1.5%. The decrease in the overall portfolio was driven by sales of $109.6 million in mortgage-backed and corporate debt securities and maturities, calls and paydowns totaling $198.5 million. The proceeds from the sales were used to fund decreases in certificates of deposit and to maintain the size of the balance sheet in order to stay under $10.0 billion in assets in anticipation of the YCB acquisition. These decreases were offset slightly by purchases of $116.1 million and an increase in the market value of the available-for-sale portfolio in the first half of $26.9 million. The weighted average yield of the portfolio at June 30, 2016 increased by 5 basis points from December 31, 2015 to 2.95% from a mix shift to a greater percentage of tax-exempt securities.

Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2016 and December 31, 2015 were $12.9 million and ($4.2) million, respectively. Unrealized gains increased significantly on available-for-sale securities due to a decrease in market rates throughout the first half of 2016. With approximately 45% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

Trading securities, which consist of investments in various mutual funds held in grantor trusts formed in connection with a deferred compensation plan, are recorded at fair value. Gains and losses due to fair value fluctuations on trading securities are included in non-interest income under other income, while the corresponding change in the obligation to the employee is recognized in employee benefits expense.

WesBanco’s municipal portfolio comprises 37.4% of the overall securities portfolio as of June 30, 2016 as compared to 34.8% as of December 31, 2015, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	June 30, 2016		December 31, 2015
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$91,497	10.4	$82,005	9.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	658,700	74.7	652,198	75.1
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	123,009	13.9	127,243	14.7
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	762	0.1	1,820	0.2
Not rated by either agency	8,209	0.9	4,433	0.5

Total municipal bond portfolio	$882,177	100.0	$867,699	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of June 30, 2016 and December 31, 2015, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	June 30, 2016		December 31, 2015
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$611,902	69.4	$613,436	70.7
Revenue	270,275	30.6	254,263	29.3

Total municipal bond portfolio	$882,177	100.0	$867,699	100.0

Municipal bond issuer:
State Issued	$94,911	10.8	$77,952	9.0
Local Issued	787,266	89.2	789,747	91.0

Total municipal bond portfolio	$882,177	100.0	$867,699	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at June 30, 2016:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	June 30, 2016
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$198,579	22.5
Texas	103,458	11.7
Ohio	102,670	11.6
Illinois	42,634	4.8
Kentucky	29,209	3.3
All other states (1)	405,627	46.1

Total municipal bond portfolio	$882,177	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $26.3 million or 3.0% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2016		December 31, 2015
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$432,663	8.4	$344,748	6.8
Improved property	1,850,535	35.7	1,911,633	37.7

Total commercial real estate	2,283,198	44.1	2,256,381	44.5
Commercial and industrial	814,055	15.7	737,878	14.5
Residential real estate:
Land and construction	41,522	0.8	40,261	0.8
Other	1,200,493	23.2	1,207,539	23.8
Home equity	435,187	8.4	416,889	8.2
Consumer	395,377	7.6	406,894	8.0

Total portfolio loans	5,169,832	99.8	5,065,842	99.8
Loans held for sale	9,974	0.2	7,899	0.2

Total loans	$5,179,806	100.0	$5,073,741	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $106.1 million from December 31, 2015 as loan growth was achieved through $821.9 million in loan originations during the first half of 2016. CRE land and construction and C&I loans provided the most significant growth, respectively increasing 25.5% and 10.3% for the year, while CRE improved property decreased 3.2% as repayments outpaced new originations. Overall loan growth was driven by increased business opportunities, additional lending personnel, an expanded presence in our larger urban markets, focused sales and referral calling programs and continued improvement in loan origination processes with approximately 90% of the loan growth for the year achieved in the central and southwest Ohio markets. Residential real estate loans decreased 0.5% due to a higher percentage of loans sold into the secondary market. All other loan categories experienced less significant fluctuations from December 31, 2015.

Total loan commitments, including loans approved but not closed, decreased $23.6 million or 1.5% from December 2015 due primarily to draw downs from CRE land and construction and home equity lines of credit that were previously unused.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

The global decline in coal, oil and natural gas prices will have both a positive impact on the commercial portfolio by lowering all borrowers’ energy costs but may also result in a reduction in coal, oil and gas activity that will adversely impact certain industries or property types. At June 30, 2016, total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $45 million or 0.69% of total loan exposure compared to $48 million or 0.74%, at March 31, 2016. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximated an additional $59 million in exposure or 1.1% of total loans at June 30, 2016, compared to $64 million or 1.2% at March 31, 2016. Approximately $32 million or 54.1% of the ancillary exposure is related to the utility distribution industry, which is generally not impacted by fluctuations in energy prices. The largest exposure to any one borrower in either core energy or ancillary industries was $21.5 million to a company that installs gas line service for new residential and commercial buildings. Not all borrowers in these categories will be impacted to the same magnitude by a reduction in energy sector activity and some may not be at all dependent on, or may be able to replace revenue associated with this industry.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2016	December 31, 2015
Non-accrual loans:
Commercial real estate - land and construction	$801	$1,023
Commercial real estate - improved property	10,661	11,507
Commercial and industrial	7,250	8,148
Residential real estate	10,071	9,461
Home equity	3,017	2,391
Consumer	655	851

Total non-accrual loans (1)	32,455	33,381

TDRs accruing interest:
Commercial real estate – land and construction	—	967
Commercial real estate – improved property	1,711	2,064
Commercial and industrial	138	205
Residential real estate	6,420	7,227
Home equity	557	642
Consumer	153	443

Total TDRs accruing interest (1)	8,979	11,548

Total non-performing loans	$41,434	$44,929

Other real estate owned and repossessed assets	4,481	5,825

Total non-performing assets	$45,915	$50,754

Non-performing loans/total portfolio loans	0.80%	0.89%
Non-performing assets/total assets	0.55%	0.60%
Non-performing assets/total loans, other real estate and repossessed assets	0.89%	1.00%

(1)	TDRs on nonaccrual of $4.1 million and $4.6 million at June 30, 2016 and December 31, 2015, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $3.5 million or 7.8%, from December 31, 2015 with reductions experienced in nearly all loan categories. Non-accrual loans decreased $0.9 million from December 31, 2015 despite a $1.2 million increase in residential real estate and home equity loans placed on non-accrual, while TDRs decreased $2.6 million due to successful exit strategies combined with normal repayments and fewer additions to the category due to overall improvement in economic conditions in our markets. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $1.3 million from December 31, 2015 to June 30, 2016, primarily related to the sale of a $0.7 million CRE property that represented the single largest other real estate owned property acquired from ESB.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	June 30, 2016	December 31, 2015
Loans past due 90 days or more:
Commercial real estate – land and construction	$—	$—
Commercial real estate – improved property	—	—
Commercial and industrial	56	33
Residential real estate	1,261	2,159
Home equity	378	407
Consumer	568	527

Total loans past due 90 days or more	2,263	3,126

Loans past due 30 to 89 days:
Commercial real estate – land and construction	—	—
Commercial real estate – improved property	928	318
Commercial and industrial	994	275
Residential real estate	3,548	3,216
Home equity	1,487	2,470
Consumer	3,435	4,726

Total loans past due 30 to 89 days	10,392	11,005

Total 30 days or more	$12,655	$14,131

Loans past due 90 days or more and accruing to total portfolio loans	0.04%	0.06%
Loans past due 30-89 days and accruing to total portfolio loans	0.20%	0.22%

Loans past due 90 days or more and accruing interest excluding TDRs decreased $0.9 million from December 31, 2015. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans past due 30-89 days decreased $0.6 million from December 31, 2015 and represented 0.20% of total loans at June 30, 2016 decreasing from 0.22% at December 31, 2015. Decreases in past due status were primarily in retail loan categories which collectively decreased $2.8 million or 20.9% from year end, while commercial loan categories experienced normal fluctuations in the 30 to 89 days past due categories. The continued low levels of delinquency is the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represented 0.84% of total portfolio loans at June 30, 2016, relatively unchanged from 0.82% at December 31, 2015. The allowance increased $1.6 million from December 31, 2015 to June 30, 2016 primarily due to loan growth. If the acquired ESB loans (recorded at fair value at the date of acquisition of $701.0 million) were excluded from the ratio, the allowance would approximate 0.97% of the adjusted loan total at June 30, 2016 compared to 1.09% prior to the ESB acquisition. The resulting ratio provides greater coverage over total loans and is considered by management to be a better comparison of the adequacy of the allowance. Portfolio mix shifts also affect management’s evaluation of the overall allowance.

The allowance for loans individually evaluated was relatively unchanged from December 31, 2015 to June 30, 2016, while the allowance for loans collectively evaluated increased $1.7 million to $41.9 million due to the aforementioned loan growth.

The allowance for loan commitments of $0.6 million at June 30, 2016 was unchanged from December 31, 2015.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans were $79.3 million, or 1.53% of total loans at June 30, 2016, improving from $82.9 million or 1.68% of total loans at June 30, 2015 and 1.57% from December 31, 2015, as credit quality continued to improve, enabling certain loans to be upgraded that were criticized but not classified throughout the economic downturn.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The increase in the allowance for CRE land and construction and C&I loans from December 31, 2015 is primarily due to loan growth in these categories, while the decrease in the allowance for CRE improved property decreased in proportion to the decline in loan balances as lower historical loss rates have either stabilized or improved. The allowance for residential real estate, home equity and consumer loans collectively decreased despite overall loan growth and reflects lower historical loss rates in each category due to overall continued improvement in the credit quality of the portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	June 30, 2016	Percent of Total	December 31, 2015	Percent of Total
Allowance for loan losses:
Commercial real estate – land and construction	$5,645	12.9	$4,390	10.4
Commercial real estate – improved property	14,029	32.0	14,748	34.8
Commercial and industrial	11,375	25.9	10,002	23.6
Residential real estate	4,330	9.9	4,582	10.8
Home equity	2,908	6.6	2,883	6.8
Consumer	4,362	9.9	4,763	11.2
Deposit account overdrafts	679	1.5	342	0.9

Total allowance for loan losses	$43,328	98.7	$41,710	98.5

Allowance for loan commitments:
Commercial real estate – land and construction	$147	0.3	$157	0.4
Commercial real estate – improved property	13	0.0	26	0.1
Commercial and industrial	244	0.6	260	0.6
Residential real estate	8	0.0	7	0.0
Home equity	127	0.3	117	0.3
Consumer	46	0.1	46	0.1

Total allowance for loan commitments	585	1.3	613	1.5

Total allowance for credit losses	$43,913	100.0	$42,323	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at June 30, 2016.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2016	December 31, 2015	$ Change	% Change
Deposits
Non-interest bearing demand	$1,310,981	$1,311,455	$(474)	(0.0)
Interest bearing demand	1,208,149	1,152,071	56,078	4.9
Money market	890,584	967,561	(76,977)	(8.0)
Savings deposits	1,088,032	1,077,374	10,658	1.0
Certificates of deposit	1,430,353	1,557,838	(127,485)	(8.2)

Total deposits	$5,928,099	$6,066,299	$(138,200)	(2.3)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 141 branches. The FDIC insures deposits up to $250,000 per account.

Total deposits decreased by $138.2 million or 2.3% during the first six months of 2016. Money market deposits decreased by 8.0%, while interest bearing demand and savings deposits increased 4.9% and 1.0%, respectively, and non-interest-bearing demand deposits were virtually unchanged. Increases in demand and savings deposits are primarily attributable to marketing, incentive compensation paid to customers and employees, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets.

Certificates of deposit decreased 8.2% due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decline is also impacted by lowered offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $205.6 million in total outstanding balances at June 30, 2016, of which $160.2 million represented one-way buys, compared to $243.7 million in total outstanding balances at December 31, 2015, of which $182.7 million represented one-way buys. ICS® reciprocal balances totaled $64.4 million at June 30, 2016 compared to $147.3 million at December 31, 2015. Certificates of deposit greater than $250,000 were approximately $218.4 million at June 30, 2016 compared to $232.6 million at December 31, 2015. Certificates of deposit of $100,000 or more were approximately $701.6 million at June 30, 2016 compared to $780.1 million at December 31, 2015. Certificates of deposit totaling approximately $815.2 million at June 30, 2016 with a cost of 0.63% are scheduled to mature within the next 12 months. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs, although in the current interest rate environment, CD rate offerings are generally equal or lower for all maturities and types compared to rates paid on existing CDs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2016	December 31, 2015	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,056,970	$1,041,750	$15,220	1.5
Other short-term borrowings	79,103	81,356	(2,253)	(2.8)
Junior subordinated debt owed to unconsolidated subsidiary trusts	106,196	106,196	—	—

Total	$1,242,269	$1,229,302	$12,967	1.1

While borrowings are a less significant source of funding for WesBanco compared to total deposits, during the first six months of 2016, FHLB borrowings increased $15.2 million which were utilized to manage WesBanco’s normal liquidity needs, including loan funding and CD runoff.

Other short-term borrowings, which consist of securities sold under agreements to repurchase and federal funds sold were $79.1 million at June 30, 2016 compared to $81.4 million at December 31, 2015. WesBanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There were no outstanding balances as of June 30, 2016 or December 31, 2015.

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

CAPITAL RESOURCES

Shareholders’ equity increased $42.3 million or 3.8% from $1.1 billion at December 31, 2015. The increase resulted primarily from net income during the current six month period of $45.0 million and a $17.9 million increase in other comprehensive income, which were partially offset by the declaration of common shareholder dividends totaling $18.4 million for the six months ended June 30, 2016. WesBanco also increased its quarterly dividend rate to $0.24 per share in February, representing a 4.3% increase over the prior quarterly rate and a cumulative 71% increase over the last twenty one quarters.

WesBanco purchased 128,316 shares during the six month period ended June 30, 2016 under the current share repurchase plans. Of these shares, 117,100 were open market purchases and occurred during the first quarter while 11,216 were shares purchased from employees for the payment of withholding taxes to facilitate the vesting of restricted stock during the second quarter. At June 30, 2016, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,123,944 shares.

On May 25, 2016, WesBanco granted 96,600 stock options to selected officers at an exercise price of $32.37. These options are service-based and vest 50% at December 31, 2016 and 50% at December 31, 2017. On the same date, WesBanco also issued 51,650 shares of restricted stock to selected officers. The restricted shares are service-based and cliff-vest 36 months from the date of grant.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2016, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2016, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $32.2 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			June 30, 2016			December 31, 2015
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$778,968	9.71%	$320,741	$751,748	9.38%	$320,575
Common equity tier 1	4.50%	6.50%	679,587	11.88%	257,376	656,911	11.66%	253,418
Tier 1 capital to risk-weighted assets	6.00%	8.00%	778,968	13.62%	343,168	751,748	13.35%	337,891
Total capital to risk-weighted assets	8.00%	10.00%	823,379	14.40%	457,557	794,643	14.11%	450,521
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$701,608	8.76%	$320,424	$701,384	8.77%	$320,020
Common equity tier 1	4.50%	6.50%	701,608	12.29%	256,976	701,384	12.49%	252,793
Tier 1 capital to risk-weighted assets	6.00%	8.00%	701,608	12.29%	342,634	701,384	12.49%	337,057
Total capital to risk-weighted assets	8.00%	10.00%	745,723	13.06%	456,845	743,923	13.24%	449,409

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 61.0% at June 30, 2016 and deposit balances funded 70.6% of assets.

The following table lists the sources of liquidity from assets at June 30, 2016 expected within the next year:

(in thousands)
Cash and cash equivalents	$87,626
Securities with a maturity date within the next year	9,615
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	232,413
Callable securities	101,489
Loans held for sale	9,974
Accruing loans scheduled to mature	662,279
Normal loan repayments	558,960

Total sources of liquidity expected within the next year	$1,662,356

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $5.9 billion at June 30, 2016. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $815.2 million at June 30, 2016, which includes jumbo regular certificates of deposit totaling $313.6 million with a weighted-average cost of 0.64%, and jumbo CDARS® deposits of $109.9 million with a cost of 0.76%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB was approximately $1.1 billion at both June 30, 2016 and December 31, 2015. At June 30, 2016, the Bank had unpledged available-for-sale securities with an amortized cost of $296.1 million, a portion of which is an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At June 30, 2016, WesBanco had a BIC line of credit totaling $225.4 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $250.0 million, of which $4.0 million was outstanding at June 30, 2016, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $79.1 million at June 30, 2016 consisted of overnight sweep checking accounts for large commercial customers and federal funds purchased. There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during the first six months of 2016. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balances in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $63.5 million in cash and investments on hand, and a $25.0 million revolving line of credit with another financial institution, which did not have an outstanding balance at June 30, 2016. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2016, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $32.2 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.5 billion at both June 30, 2016 and December 31, 2015. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve month period assuming an immediate and sustained 100, 200 and 300 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 10%, 12.5% and 15% or less, respectively, of net interest income from the base model over a twelve month period. The table below shows WesBanco’s interest rate sensitivity at June 30, 2016 and December 31, 2015 assuming a 100, 200 and 300 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2016	December 31, 2015	Guidelines
+300	5.5%	6.2%	(15.0%)
+200	5.3%	5.5%	(12.5%)
+100	4.1%	3.6%	(10.0%)
-100	(3.0%)	(2.7%)	(10.0%)

As per the table above, the earnings simulation model at June 30, 2016 currently projects that net interest income for the next twelve month period would decrease by 3.0% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.7% for the same scenario as of December 31, 2015.

For rising rate scenarios, net interest income would increase by 4.1%, 5.3%, and 5.5% if rates increased by 100, 200 and 300 basis points, respectively, as of June 30, 2016 compared to increases of 3.6%, 5.5% and 6.2% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2015.

The balance sheet remains asset sensitive as of June 30, 2016, as compared to December 31, 2015, with differences resulting from changes in the mix of various earning assets and costing liabilities, loan and transaction deposit account growth, an increase in FHLB borrowings and change in costing liability mix versus maturing short-term certificates of deposit, as well as adjustments in modeling assumptions such as deposit beta rates and new loan and investment rates. Recent loan growth has been more prevalent in adjustable-type loans, based off LIBOR or prime indexes, which enhances asset sensitivity. However, overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities, as well as other earning asset and costing liability differences versus currently modeled assumptions. In addition, variable rate commercial loans with rate floors averaging 4.10% approximated $938.1 million at June 30, 2016, which represent approximately 30% of commercial loans, as compared to $1.0 billion or 34% of commercial loans at December 31, 2015. Approximately 49% or $463.6 million of these loans are currently priced at their floor, as compared to 52% or $526.6 million at December 31, 2015. In a 100 basis point rising rate environment, these loans may not significantly re-price from their current floor level as compared to non-floor loans. As a result of the December, 2015 federal funds rate increase affecting short-term market rates such as three month LIBOR, which is used frequently in the setting of commercial loan rates and spreads, more commercial loans with floors are now scheduled to experience a rate increase in a rising rate environment, assisting asset sensitivity overall.

Given the current low interest rate environment and flatter yield curve affecting the repricing of loans and investments, WesBanco expects that the base case net interest margin in the near term may somewhat decrease. Management currently anticipates that no additional short-term federal funds rate increases will occur during the remainder of 2016, or the first half of 2017. While some economists as well as Federal Reserve Board members have suggested another one to two 25 basis points federal funds rate increases are possible in the latter half of 2016, with additional increases in 2017, current global economic conditions and domestic economic activity in the first half of 2016, now suggest a lower probability of such number of increases occurring. A delay in implementing further rate increases in an asset sensitive scenario typically may have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Maturities and repricing of higher-costing certificates of deposit serve to mitigate compression from lower loan spreads and general loan re-pricing at lower spreads in the current competitive loan environment, along with anticipated loan growth in most loan categories. However, with current CDs costing an average of 0.70%, up from 0.68% for the first quarter, this factor is not expected to assist the net interest margin in the near term as this factor may have assisted in maintaining the margin in prior periods, when maturing CD rates were higher. While customers over the past few years have elected to move maturing CD balances to lower-costing transaction accounts until rates rise further, which has served to assist in lowering the cost of deposits in the short run, we expect that a portion of these balances may move to higher-costing CDs upon a more significant short-term rate increase over a period of time. Recent certificates of deposit runoff over the last 12 – 18 months has been replaced with FHLB borrowings, which have increased from $432.5 million at March 31, 2015 (post-ESB acquisition) to $1,057.0 million at June 30, 2016. Certificates of deposit totaling approximately $815.2 million mature within the next year at an average cost of 0.63%. It should be noted that the increase in FHLB borrowings overall, and lengthening of their associated maturities in the second half of 2015 has assisted in improving the Bank’s asset sensitive position. It is anticipated that in the current interest rate environment, with lower expectations for future rate increases, such intermediate-term maturities may be shortened somewhat upon maturity.

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

Current balance sheet strategies to reduce the potential for margin compression in the current low rate and flatter yield curve environment include:

•	increasing total loans; primarily commercial and home equity loans that have variable or adjustable rates;

•	selling an increasing amount of new residential mortgage loan production into the secondary market:

•	investing available short-term liquidity;

•	continuing marketing programs to increase consumer and home equity loans, and non-interest bearing or low-cost interest bearing checking accounts;

•	re-mixing securities’ prepayment and maturity cash flows into loans as demand warrants, or to a lesser degree into new investments such as short-to-intermediate duration MBS and CMO securities and intermediate term tax-exempt municipal securities;

•	extending or renewing FHLB term borrowings as necessary to balance asset/liability mismatches, and/or use derivatives to accomplish a similar purpose,

•	using the CDARS® program as necessary to manage overall liability mix, and

•	managing the overall size of the balance sheet to remain under $10 billion in total assets after the pending acquisition of Your Community Bankshares is completed to avoid certain costs associated with the Dodd-Frank Act.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve month period. WesBanco’s current policy limits this exposure to 10.0% of net interest income from the base model for a twelve month period. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at June 30, 2016 using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 3.4% over the next twelve months, compared to a 3.0% increase at December 31, 2015. In addition, management creates a “Most Likely” forecast scenario which is periodically updated and reviewed at each ALCO meeting, incorporating current budget or re-forecast assumptions into the model such as estimated loan and deposit growth, asset and liability remixing, competitive market rates for various products and marketing promotions, and other assumptions. Such model helps to predict changes in forecasted outcomes and necessary adjustments to the plan to achieve management’s earnings goals.

WesBanco periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At June 30, 2016, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 9.3%, compared to an increase of 1.9% at December 31, 2015. In a 100 basis point falling rate environment, the model indicates an increase of 5.9%, compared to a decrease of 8.8% as of December 31, 2015. WesBanco’s policy is to limit such change to minus 10% for a 100 basis point change in interest rates and minus 20% for a 200 basis point change in interest rates. Certain changes to the market values associated with non-maturity deposits, recently updated by a third-party vendor contracted by WesBanco, caused the change in market value of tangible equity as compared to December 31, 2015.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2016, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2016				1,135,160

April 1, 2016 to April 30, 2016
Open market repurchases	—	$—	—	1,135,160
Other transactions (1)	19,774	30.31	N/A	N/A

May 1, 2016 to May 31, 2016
Other repurchases (2)	10,549	$31.87	10,549	1,124,611
Other transactions (1)	1,604	32.46	N/A	N/A

June 1, 2016 to June 30, 2016
Other repurchases (2)	667	$31.58	667	1,123,944
Other transactions (1)	1,857	31.77	N/A	N/A

Second Quarter 2016
Other repurchases (2)	11,216	$31.85	11,216	1,123,944
Other transactions (1)	23,235	30.57	N/A	N/A

Total	34,451	$30.99	11,216	1,123,944

(1)	Consists of open market purchases transacted in the KSOP and dividend reinvestment plans.
(2)	Consists of shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

N/A – Not applicable

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger by and between WesBanco, Inc., WesBanco Bank, Inc., Your Community Bankshares, Inc. and Your Community Bank. (Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2016.)

10.1	Amendment to Employment Agreement by and between James D. Rickard, Your Community Bankshares, Inc., Your Community Bank, Wesbanco, Inc., and Wesbanco Bank, Inc. dated May 27, 2016 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016)*.

10.2	Amendment to Employment Agreement by and between Paul A. Chrisco, Your Community Bankshares, Inc., Your Community Bank, Wesbanco, Inc., and Wesbanco Bank, Inc. dated May 3, 2016 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016)*.

10.3	Amendment to Employment Agreement by and between Michael K. Bauer, Your Community Bankshares, Inc., Your Community Bank, Wesbanco, Inc., and Wesbanco Bank, Inc. dated May 3, 2016 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016)*.

10.4	Amendment to Employment Agreement by and between Kevin J. Cecil, Your Community Bankshares, Inc., Your Community Bank, Wesbanco, Inc., and Wesbanco Bank, Inc. dated May 3, 2016 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016)*.

10.5	Merger Payment and Restrictive Covenant Agreement by and between Bill D. Wright, Your Community Bankshares, Inc., Your Community Bank, Wesbanco, Inc., and Wesbanco Bank, Inc. dated May 3, 2016 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016)*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 28, 2016	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2016	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)