Form 10-Q
period 2016-09-30
WESBANCO INC
filed 2016-11-04
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 43,860,883 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks, including interest bearing amounts of $9,702 and $10,978, respectively	$116,132	$86,685
Securities:
Trading securities, at fair value	7,070	6,451
Available-for-sale, at fair value	1,302,029	1,403,069
Held-to-maturity (fair values of $1,089,227 and $1,038,207, respectively)	1,049,093	1,012,930

Total securities	2,358,192	2,422,450

Loans held for sale	20,231	7,899

Portfolio loans, net of unearned income	6,236,852	5,065,842
Allowance for loan losses	(42,755)	(41,710)

Net portfolio loans	6,194,097	5,024,132

Premises and equipment, net	138,731	112,203
Accrued interest receivable	29,964	25,759
Goodwill and other intangible assets, net	591,866	490,888
Bank-owned life insurance	186,993	150,980
Other assets	176,178	149,302

Total Assets	$9,812,384	$8,470,298

LIABILITIES
Deposits:
Non-interest bearing demand	$1,697,476	$1,311,455
Interest bearing demand	1,618,514	1,152,071
Money market	1,016,300	967,561
Savings deposits	1,228,509	1,077,374
Certificates of deposit	1,573,712	1,557,838

Total deposits	7,134,511	6,066,299

Federal Home Loan Bank borrowings	950,847	1,041,750
Other short-term borrowings	132,497	81,356
Subordinated debt and junior subordinated debt	163,364	106,196

Total borrowings	1,246,708	1,229,302

Accrued interest payable	2,898	1,715
Other liabilities	81,116	50,850

Total Liabilities	8,465,233	7,348,166

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2016 and 2015, respectively; issued: 43,860,883 and 38,546,042 shares in 2016 and 2015, respectively; outstanding: 43,860,883 and 38,459,635 shares in 2016 and 2015, respectively	91,377	80,304
Capital surplus	678,007	516,294
Retained earnings	583,392	549,921
Treasury stock (0 and 86,407 shares in 2016 and 2015, respectively, at cost)	—	(2,640)
Accumulated other comprehensive loss	(5,062)	(20,954)
Deferred benefits for directors	(563)	(793)

Total Shareholders’ Equity	1,347,151	1,122,132

Total Liabilities and Shareholders’ Equity	$9,812,384	$8,470,298

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$55,822	$51,876	$160,858	$151,913
Interest and dividends on securities:
Taxable	9,137	10,251	29,129	28,792
Tax-exempt	4,559	4,535	13,620	12,120

Total interest and dividends on securities	13,696	14,786	42,749	40,912

Other interest income	574	273	1,671	1,227

Total interest and dividend income	70,092	66,935	205,278	194,052

INTEREST EXPENSE
Interest bearing demand deposits	691	517	1,841	1,425
Money market deposits	444	485	1,350	1,430
Savings deposits	173	165	502	475
Certificates of deposit	2,592	2,662	7,835	8,403

Total interest expense on deposits	3,900	3,829	11,528	11,733

Federal Home Loan Bank borrowings	3,005	1,650	9,104	3,157
Other short-term borrowings	118	89	299	254
Subordinated debt and junior subordinated debt	1,043	758	2,706	2,541

Total interest expense	8,066	6,326	23,637	17,685

NET INTEREST INCOME	62,026	60,609	181,641	176,367
Provision for credit losses	2,214	1,798	6,350	5,768

Net interest income after provision for credit losses	59,812	58,811	175,291	170,599

NON-INTEREST INCOME
Trust fees	5,413	5,127	16,160	16,656
Service charges on deposits	4,733	4,425	12,861	12,342
Electronic banking fees	3,945	3,849	11,290	10,670
Net securities brokerage revenue	1,473	1,996	5,119	5,897
Bank-owned life insurance	995	1,021	2,910	3,264
Net gains on sales of mortgage loans	814	779	2,045	1,459
Net securities gains	598	47	2,293	69
Net gain/(loss) on other real estate owned and other assets	184	(18)	380	167
Other income	2,862	960	6,943	3,916

Total non-interest income	21,017	18,186	60,001	54,440

NON-INTEREST EXPENSE
Salaries and wages	21,225	19,832	60,136	57,468
Employee benefits	6,275	6,028	20,684	20,151
Net occupancy	3,647	3,533	10,459	10,298
Equipment	3,557	3,731	10,387	9,689
Marketing	1,295	1,514	3,876	4,221
FDIC insurance	961	1,064	3,225	3,014
Amortization of intangible assets	837	815	2,263	2,325
Restructuring and merger-related expense	9,883	185	10,577	11,033
Other operating expenses	9,921	10,279	28,696	28,830

Total non-interest expense	57,601	46,981	150,303	147,029

Income before provision for income taxes	23,228	30,016	84,989	78,010
Provision for income taxes	5,793	7,768	22,572	20,250

NET INCOME	$17,435	$22,248	$62,417	$57,760

EARNINGS PER COMMON SHARE
Basic	$0.44	$0.58	$1.61	$1.55
Diluted	$0.44	$0.58	$1.61	$1.55

AVERAGE COMMON SHARES OUTSTANDING
Basic	39,715,516	38,523,593	38,828,618	37,144,783
Diluted	39,743,291	38,556,995	38,855,453	37,204,114

DIVIDENDS DECLARED PER COMMON SHARE	$0.24	$0.23	$0.72	$0.69

COMPREHENSIVE INCOME	$15,470	$29,504	$78,309	$62,139

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016 and 2015

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Deferred Benefits for Directors	Total
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount
December 31, 2015	38,459,635	$80,304	$516,294	$549,921	$(2,640)	$(20,954)	$(793)	$1,122,132

Net income	—	—	—	62,417	—	—	—	62,417
Other comprehensive income	—	—	—	—	—	15,892	—	15,892

Comprehensive income	—	—	—	—	—	—	—	78,309
Common dividends declared ($0.72 per share)	—	—	—	(28,946)	—	—	—	(28,946)
Shares issued for acquisition	5,423,348	11,071	162,934	—	3,144	—	—	177,149
Treasury shares acquired	(130,041)	—	56	—	(3,730)	—	—	(3,674)
Stock options exercised	31,541	2	(165)	—	955	—	—	792
Restricted stock granted	76,400	—	(2,271)	—	2,271	—	—	—
Stock compensation expense	—	—	1,389	—	—	—	—	1,389
Deferred benefits for directors- net	—	—	(230)	—	—	—	230	—

September 30, 2016	43,860,883	$91,377	$678,007	$583,392	$—	$(5,062)	$(563)	$1,347,151

December 31, 2014	29,298,188	$61,182	$244,661	$504,578	$(2,151)	$(18,825)	$(1,255)	$788,190

Net income	—	—	—	57,760	—	—	—	57,760
Other comprehensive income	—	—	—	—	—	4,379	—	4,379

Comprehensive income	—	—	—	—	—	—	—	62,139
Common dividends declared ($0.69 per share)	—	—	—	(26,561)	—	—	—	(26,561)
Shares issued for acquisition	9,178,531	19,122	274,507	—	—	—	—	293,629
Treasury shares acquired	(64,102)	—	—	—	(2,065)	—	—	(2,065)
Stock options exercised	55,375	—	(295)	—	1,768	—	—	1,473
Restricted stock granted	49,550	—	(1,558)	—	1,558	—	—	—
Repurchase of stock warrant	—	—	(2,247)	—	—	—	—	(2,247)
Stock compensation expense	—	—	1,184	—	—	—	—	1,184
Deferred benefits for directors- net	—	—	(469)	—	—	—	469	—

September 30, 2015	38,517,542	$80,304	$515,783	$535,777	$(890)	$(14,446)	$(786)	$1,115,742

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$89,175	$58,591

INVESTING ACTIVITIES
Net increase in loans held for investment	(160,654)	(176,375)
Securities available-for-sale:
Proceeds from sales	277,225	570,739
Proceeds from maturities, prepayments and calls	214,786	233,756
Purchases of securities	(171,169)	(509,216)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	72,859	39,492
Purchases of securities	(34,530)	(297,692)
Proceeds from bank-owned life insurance	19	1,281
Cash received (paid) to acquire a business, net	4,863	(28,551)
Purchases of premises and equipment – net	(3,894)	(6,936)

Net cash provided by (used in) provided by investing activities	199,505	(173,502)

FINANCING ACTIVITIES
Decrease in deposits	(123,708)	(99,569)
Proceeds from Federal Home Loan Bank borrowings	—	791,910
Repayment of Federal Home Loan Bank borrowings	(112,116)	(514,081)
Increase (decrease) in other short-term borrowings	6,832	(1,103)
Repayment of junior subordinated debt	—	(36,083)
Repayment of common stock warrant	—	(2,247)
Dividends paid to common shareholders	(27,277)	(24,148)
Issuance of common stock	2	—
Treasury shares purchased – net	(2,966)	(795)

Net cash (used in) provided by financing activities	(259,233)	113,884

Net increase (decrease) in cash and cash equivalents	29,447	(1,027)
Cash and cash equivalents at beginning of the period	86,685	94,002

Cash and cash equivalents at end of the period	$116,132	$92,975

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$24,141	$19,166
Income taxes paid	17,925	9,695
Transfers of loans to other real estate owned	3,368	1,029
Non-cash transactions related to YCB and ESB acquisitions, respectively	177,149	301,933

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

Recent accounting pronouncements — In August 2016, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2016-15) that provides guidance for the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate on the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which for WesBanco will be effective for the fiscal year beginning January 1, 2018 Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13 that will require entities to use a new forward-looking “expected loss” model on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for WesBanco will be effective for the fiscal year beginning January 1, 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. WesBanco is currently evaluating the impact of the adoption of this pronouncement on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09 that will require all excess income tax benefits or tax deficiencies of stock awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

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

NOTE 2. MERGERS AND ACQUISITIONS

On September 9, 2016, WesBanco completed its acquisition of Your Community Bankshares, Inc. (“YCB”), a bank holding company headquartered in New Albany, Indiana. The transaction expanded WesBanco’s franchise into Kentucky and Southern Indiana.

On the acquisition date, YCB had approximately $1.5 billion in assets, excluding goodwill, which included approximately $1.0 billion in loans, and $173.2 million in securities. The YCB acquisition was valued at $220.5 million, based on WesBanco’s closing stock price on September 9, 2016 of $32.62, and resulted in WesBanco issuing 5,423,348 shares of its common stock and $43.3 million in cash in exchange for all of the outstanding shares of YCB common stock. The assets and liabilities of YCB were recorded on WesBanco’s balance sheet at their preliminary estimated fair values as of September 9, 2016, the acquisition date, and YCB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. Due to the timing of the acquisition relative to the end of the reporting period, the fair values for nearly all line items in YCB’s September 9, 2016 balance sheet represent preliminary estimates. Based on a preliminary purchase price allocation, WesBanco recorded $90.6 million in goodwill and $12.0 million in core deposit intangibles in its community banking segment, representing the principal change in goodwill and intangibles from December 31, 2015. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of YCB, it is not practicable to determine revenue or net income included in WesBanco’s operating results relating to YCB since the date of acquisition as YCB’s results cannot be separately identified.

For the nine months ended September 30, 2016, WesBanco recorded merger-related expenses of $10.6 million associated with the YCB acquisition.

The purchase price of the YCB acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	September 9, 2016
Purchase Price:
Fair value of WesBanco shares issued	$177,149
Cash consideration for outstanding YCB shares	43,349

Total purchase price	$220,498
Fair value of:
Tangible assets acquired	$1,400,070
Core deposit and other intangible assets acquired	11,957
Liabilities assumed	(1,330,335)
Net cash received in the acquisition	48,212

Fair value of net assets acquired	129,904

Goodwill recognized	$90,594

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as WesBanco intends to finalize its accounting for the acquisition of YCB within one year from the date of acquisition:

(unaudited, in thousands)	September 9, 2016
Assets acquired
Cash and due from banks	$48,212
Securities	173,223
Loans	1,015,071
Goodwill and other intangible assets	102,551
Accrued income and other assets (1)	211,776

Total assets acquired	$1,550,833

Liabilities assumed
Deposits	$1,193,010
Borrowings	122,817
Accrued expenses and other liabilities	14,508

Total liabilities assumed	1,330,335

Net assets acquired	$220,498

(1)	Includes receivables of $105.8 million from the sale of available-for-sale securities prior to the acquisition date.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2016	2015	2016	2015
Numerator for both basic and diluted earnings per common share:
Net income	$17,435	$22,248	$62,417	$57,760

Denominator:
Total average basic common shares outstanding	39,715,516	38,523,593	38,828,618	37,144,783
Effect of dilutive stock options and other stock compensation	27,775	33,402	26,835	59,331

Total diluted average common shares outstanding	39,743,291	38,556,995	38,855,453	37,204,114

Earnings per common share – basic	$0.44	$0.58	$1.61	$1.55
Earnings per common share – diluted	$0.44	$0.58	$1.61	$1.55

        Stock options representing shares of 96,600 and 185,250 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016, respectively, because to do so would have been anti-dilutive. All stock options were included in the three and nine months ended September 30, 2015 computation. No contingently issuable shares were estimated to be awarded under the 2015 total shareholder return plan as the stock performance targets were not met for the three and nine months ended September 30, 2016.

On September 9, 2016, WesBanco issued 5,423,348 shares of common stock (109,257 of which shares were treasury stock) to complete its acquisition of YCB. These shares are included in average shares outstanding beginning on that date. For additional information relating to the YCB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30, 2016				December 31, 2015
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government sponsored entities and agencies	$63,166	$267	$(62)	$63,371	$82,725	$1,183	$(403)	$83,505
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,076,309	11,680	(1,073)	1,086,916	1,188,256	1,720	(13,896)	1,176,080
Obligations of states and political subdivisions	106,676	4,673	(84)	111,265	76,106	4,205	(46)	80,265
Corporate debt securities	35,306	318	(101)	35,523	58,745	181	(333)	58,593

Total debt securities	$1,281,457	$16,938	$(1,320)	$1,297,075	$1,405,832	$7,289	$(14,678)	$1,398,443
Equity securities	4,062	892	—	4,954	3,812	816	(2)	4,626

Total available-for-sale securities	$1,285,519	$17,830	$(1,320)	$1,302,029	$1,409,644	$8,105	$(14,680)	$1,403,069

Held-to-maturity
U.S. Government sponsored entities and agencies	$14,248	$59	$—	$14,307	$—	$—	$—	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	195,533	3,771	(73)	199,231	216,419	1,922	(2,014)	216,327
Obligations of states and political subdivisions	804,883	34,377	(137)	839,123	762,039	26,121	(726)	787,434
Corporate debt securities	34,429	2,172	(35)	36,566	34,472	237	(263)	34,446

Total held-to-maturity securities	$1,049,093	$40,379	$(245)	$1,089,227	$1,012,930	$28,280	$(3,003)	$1,038,207

Total	$2,334,612	$58,209	$(1,565)	$2,391,256	$2,422,574	$36,385	$(17,683)	$2,441,276

Trading securities, which consist of investments in various mutual funds held in grantor trusts formed in connection with a deferred compensation plan, are recorded at fair value and totaled $7.1 million and $6.5 million, at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, and December 31, 2015, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2016. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	September 30, 2016
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
U.S. Government sponsored entities and agencies	$2,002	$9,975	$27,411	$23,983	$—	$63,371
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	1,086,916	1,086,916
Obligations of states and political subdivisions	7,034	26,866	38,059	39,306	—	111,265
Corporate debt securities	—	26,378	7,211	1,934	—	35,523
Equity securities (2)	—	—	—	—	4,954	4,954

Total available-for-sale securities	$9,036	$63,219	$72,681	$65,223	$1,091,870	$1,302,029

Held-to-maturity (3)
U.S. Government sponsored entities and agencies	$—	$—	$—	$14,307	$—	$14,307
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	199,231	199,231
Obligations of states and political subdivisions	351	58,506	424,331	355,935	—	839,123
Corporate debt securities	—	961	35,605	—	—	36,566

Total held-to-maturity securities	$351	$59,467	$459,936	$370,242	$199,231	$1,089,227

Total	$9,387	$122,686	$532,617	$435,465	$1,291,101	$2,391,256

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $1.3 billion and $1.0 billion at September 30, 2016 and December 31, 2015, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $277.2 million and $570.7 million for the nine months ended September 30, 2016 and 2015, respectively. Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income net of tax, as of September 30, 2016 and December 31, 2015 were $10.5 million and ($4.2) million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity securities for the three and nine months ended September 30, 2016 and 2015, respectively. Gains and losses due to fair value fluctuations on trading securities are included in non-interest income under other income.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2016	2015	2016	2015
Gross realized gains	$602	$48	$2,517	$74
Gross realized losses	(4)	(1)	(224)	(5)

Net realized gains	$598	$47	$2,293	$69

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$27,484	$(62)	4	$—	$—	—	$27,484	$(62)	4
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	116,732	(374)	21	64,093	(772)	16	180,825	(1,146)	37
Obligations of states and political subdivisions	62,600	(196)	129	2,095	(25)	3	64,695	(221)	132
Corporate debt securities	5,977	(70)	2	5,958	(66)	2	11,935	(136)	4

Total temporarily impaired securities	$212,793	$(702)	156	$72,146	$(863)	21	$284,939	$(1,565)	177

	December 31, 2015
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$49,826	$(403)	11	$—	$—	—	$49,826	$(403)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,003,397	(10,981)	187	146,182	(4,929)	31	1,149,579	(15,910)	218
Obligations of states and political subdivisions	58,705	(400)	76	23,691	(372)	29	82,396	(772)	105
Corporate debt securities	41,326	(541)	12	1,931	(55)	1	43,257	(596)	13
Equity securities	1,378	(2)	1	—	—	—	1,378	(2)	1

Total temporarily impaired securities	$1,154,632	$(12,327)	$287	$171,804	$(5,356)	$61	$1,326,436	$(17,683)	$348

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh stock totaling $46.4 million and $45.5 million at September 30, 2016 and December 31, 2015, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs and discounts on purchased loans. The deferred loan fees and costs were $0.5 million and $1.0 million at September 30, 2016 and December 31, 2015, respectively. The discounts on purchased loans from acquisitions was $25.8 million, including $12.1 million related to YCB, and $15.7 million at September 30, 2016 and December 31, 2015, respectively.

(unaudited, in thousands)	September 30, 2016	December 31, 2015
Commercial real estate:
Land and construction	$494,203	$344,748
Improved property	2,332,431	1,911,633

Total commercial real estate	2,826,634	2,256,381

Commercial and industrial	1,097,788	737,878
Residential real estate	1,395,886	1,247,800
Home equity	505,369	416,889
Consumer	411,175	406,894

Total portfolio loans	6,236,852	5,065,842

Loans held for sale	20,231	7,899

Total loans	$6,257,083	$5,073,741

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Nine Months Ended September 30, 2016 and 2015
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2015:
Allowance for loan losses	$4,390	$14,748	$10,002	$4,582	$2,883	$4,763	$342	$41,710
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total beginning allowance for credit losses	4,547	14,774	10,262	4,589	3,000	4,809	342	42,323

Provision for credit losses:
Provision for loan losses	498	1,351	2,827	(67)	301	918	559	6,387
Provision for loan commitments	(5)	—	(40)	2	8	(2)	—	(37)

Total provision for credit losses	493	1,351	2,787	(65)	309	916	559	6,350

Charge-offs	(73)	(1,732)	(2,883)	(529)	(345)	(2,733)	(585)	(8,880)
Recoveries	3	1,406	241	351	171	1,199	167	3,538

Net charge-offs	(70)	(326)	(2,642)	(178)	(174)	(1,534)	(418)	(5,342)

Balance at September 30, 2016:
Allowance for loan losses	4,818	15,773	10,187	4,337	3,010	4,147	483	42,755
Allowance for loan commitments	152	26	220	9	125	44	—	576

Total ending allowance for credit losses	$4,970	$15,799	$10,407	$4,346	$3,135	$4,191	$483	$43,331

Balance at December 31, 2014:
Allowance for loan losses	$5,654	$17,573	$9,063	$5,382	$2,329	$4,078	$575	$44,654
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total beginning allowance for credit losses	5,848	17,583	9,175	5,391	2,419	4,118	575	45,109

Provision for credit losses:
Provision for loan losses	(826)	977	2,434	325	1,320	922	441	5,593
Provision for loan commitments	9	11	137	—	19	(1)	—	175

Total provision for credit losses	(817)	988	2,571	325	1,339	921	441	5,768

Charge-offs	—	(3,964)	(2,267)	(1,482)	(1,124)	(1,968)	(610)	(11,415)
Recoveries	1	661	356	472	161	968	173	2,792

Net charge-offs	1	(3,303)	(1,911)	(1,010)	(963)	(1,000)	(437)	(8,623)

Balance at September 30, 2015:
Allowance for loan losses	4,829	15,247	9,586	4,697	2,686	4,000	579	41,624
Allowance for loan commitments	203	21	249	9	109	39	—	630

Total ending allowance for credit losses	$5,032	$15,268	$9,835	$4,706	$2,795	$4,039	$579	$42,254

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential
	Land and	Improved	and	Real	Home
(unaudited, in thousands)	Construction	Property	Industrial	Estate	Equity	Consumer	Over-draft	Total
September 30, 2016
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$504	$356	$—	$—	$—	$—	$860
Allowance for loans collectively evaluated for impairment	4,818	15,269	9,831	4,337	3,010	4,147	483	41,895
Allowance for loan commitments	152	26	220	9	125	44	—	576

Total allowance for credit losses	$4,970	$15,799	$10,407	$4,346	$3,135	$4,191	$483	$43,331

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,012	$1,306	$—	$—	$—	$—	$4,318
Collectively evaluated for impairment	492,397	2,318,863	1,096,297	1,394,558	505,342	411,154	—	6,218,611
Acquired with deteriorated credit quality	1,806	10,556	185	1,328	27	21	—	13,923

Total portfolio loans	$494,203	$2,332,431	$1,097,788	$1,395,886	$505,369	$411,175	$—	$6,236,852

December 31, 2015
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$668	$853	$—	$—	$—	$—	$1,521
Allowance for loans collectively evaluated for impairment	4,390	14,080	9,149	4,582	2,883	4,763	342	40,189
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total allowance for credit losses	$4,547	$14,774	$10,262	$4,589	$3,000	$4,809	$342	$42,323

Portfolio loans:
Individually evaluated for impairment (1)	$—	$4,031	$4,872	$—	$—	$—	$—	$8,903
Collectively evaluated for impairment	343,832	1,899,738	732,957	1,247,639	416,862	406,622	—	5,047,650
Acquired with deteriorated credit quality	916	7,864	49	161	27	272	—	9,289

Total portfolio loans	$344,748	$1,911,633	$737,878	$1,247,800	$416,889	$406,894	$—	$5,065,842

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
	Commercial	Commercial
	Real Estate-	Real Estate-		Total
	Land and	Improved	Commercial	Commercial
(unaudited, in thousands)	Construction	Property	& Industrial	Loans
As of September 30, 2016
Pass	$484,719	$2,278,289	$1,073,037	$3,836,045
Criticized - compromised	6,537	18,039	10,892	35,468
Classified - substandard	2,947	36,103	13,859	52,909
Classified - doubtful	—	—	—	—

Total	$494,203	$2,332,431	$1,097,788	$3,924,422

As of December 31, 2015
Pass	$335,989	$1,864,986	$713,578	$2,914,553
Criticized - compromised	5,527	10,911	9,860	26,298
Classified - substandard	3,232	35,736	14,440	53,408
Classified - doubtful	—	—	—	—

Total	$344,748	$1,911,633	$737,878	$2,994,259

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $19.1 million at September 30, 2016 and $15.8 million at December 31, 2015, of which $2.9 and $3.1 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired YCB Loans — In conjunction with the YCB acquisition, WesBanco acquired loans with a book value of $1,027.2 million. These loans were recorded at their fair value of $1,015.1 million, with $1,008.0 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $8.1 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Loans acquired with deteriorated credit quality with a book value of $11.1 million and contractually required payments of $13.3 million were recorded at their estimated fair value of $7.1 million, of which $2.7 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual. The accretable yield on the acquired impaired loans was estimated at $0.7 million, while the non-accretable difference is estimated at $5.5 million.

The carrying amount of loans acquired with deteriorated credit quality at September 30, 2016 was $6.5 million, while the outstanding customer balance was $10.5 million. At September 30, 2016 no allowance for loan losses has been recognized related to the acquired impaired loans.

Acquired ESB Loans — Carrying amount of loans acquired with deteriorated credit quality at September 30, 2016 and December 31, 2015 were $7.4 million and $9.3 million, respectively. At September 30, 2016, the accretable yield was $1.2 million. At September 30, 2016 an allowance for loan loss of $0.2 million has been recognized related to the acquired impaired loans, as the estimates for future cash flows on these loans have been negatively impacted. At December 31, 2015 no allowance for loan losses has been recognized related to the acquired impaired loans.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Nine Months Ended
(unaudited, in thousands)	September 30, 2016	September 30, 2015
Balance at beginning of period	$1,206	$—
Acquisitions	669	1,815
Reduction due to change in projected cash flows	(324)	—
Reclass from non-accretable difference	1,065	—
Transfers out	(328)	—
Accretion	(398)	(491)

Balance at end of period	$1,890	$1,324

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
							90 Days
				90 Days			or More
		30-59 Days	60-89 Days	or More	Total	Total	Past Due and
(unaudited, in thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans	Accruing (1)
As of September 30, 2016
Commercial real estate:
Land and construction	$493,600	$247	$145	$211	$603	$494,203	$—
Improved property	2,321,923	3,369	599	6,540	10,508	2,332,431	—

Total commercial real estate	2,815,523	3,616	744	6,751	11,111	2,826,634	—
Commercial and industrial	1,093,437	1,071	1,585	1,695	4,351	1,097,788	46
Residential real estate	1,379,216	2,224	4,153	10,293	16,670	1,395,886	1,482
Home equity	499,983	2,429	467	2,490	5,386	505,369	413
Consumer	406,284	3,276	896	719	4,891	411,175	451

Total portfolio loans	6,194,443	12,616	7,845	21,948	42,409	6,236,852	2,392
Loans held for sale	20,231	—	—	—	—	20,231	—

Total loans	$6,214,674	$12,616	$7,845	$21,948	$42,409	$6,257,083	$2,392

Impaired loans included above are as follows:
Non-accrual loans	$8,781	$1,338	$1,364	$19,173	$21,875	$30,656
TDRs accruing interest (1)	8,032	121	69	383	573	8,605

Total impaired	$16,813	$1,459	$1,433	$19,556	$22,448	$39,261

As of December 31, 2015
Commercial real estate:
Land and construction	$344,184	$—	$—	$564	$564	$344,748	$—
Improved property	1,901,466	909	1,097	8,161	10,167	1,911,633	—

Total commercial real estate	2,245,650	909	1,097	8,725	10,731	2,256,381	—
Commercial and industrial	734,660	298	714	2,206	3,218	737,878	33
Residential real estate	1,234,839	1,389	2,871	8,701	12,961	1,247,800	2,159
Home equity	412,450	2,252	314	1,873	4,439	416,889	407
Consumer	401,242	4,115	764	773	5,652	406,894	527

Total portfolio loans	5,028,841	8,963	5,760	22,278	37,001	5,065,842	3,126
Loans held for sale	7,899	—	—	—	—	7,899	—

Total loans	$5,036,740	$8,963	$5,760	$22,278	$37,001	$5,073,741	$3,126

Impaired loans included above are as follows:
Non-accrual loans	$11,349	$943	$2,147	$18,942	$22,032	$33,381
TDRs accruing interest (1)	10,710	390	238	210	838	11,548

Total impaired	$22,059	$1,333	$2,385	$19,152	$22,870	$44,929

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2016			December 31, 2015
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$858	$670	$—	$2,126	$1,990	$—
Improved property	11,061	7,642	—	14,817	10,559	—
Commercial and industrial	4,552	3,368	—	4,263	3,481	—
Residential real estate	20,443	18,727	—	18,560	16,688	—
Home equity	4,266	3,697	—	3,562	3,033	—
Consumer	1,008	839	—	1,603	1,294	—

Total impaired loans without a specific allowance	42,188	34,943	—	44,931	37,045	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	3,012	3,012	504	3,012	3,012	668
Commercial and industrial	4,910	1,306	356	6,176	4,872	853

Total impaired loans with a specific allowance	7,922	4,318	860	9,188	7,884	1,521

Total impaired loans	$50,110	$39,261	$860	$54,119	$44,929	$1,521

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$701	$—	$2,414	$12	$1,062	$—	$2,198	$30
Improved Property	8,403	28	19,118	245	9,408	86	18,850	708
Commercial and industrial	3,172	2	3,193	37	3,246	7	2,854	99
Residential real estate	17,013	81	17,508	200	16,882	256	18,173	665
Home equity	3,613	4	3,153	34	3,381	16	2,896	75
Consumer	814	—	1,142	27	953	6	1,176	73

Total impaired loans without a specific allowance	33,716	115	46,528	555	34,932	371	46,147	1,650

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved Property	3,012	—	6,011	(56)	3,012	—	6,617	—
Commercial and industrial	2,678	—	4,707	63	3,700	—	3,256	200

Total impaired loans with a specific allowance	5,690	—	10,718	7	6,712	—	9,873	200

Total impaired loans	$39,406	$115	$57,246	$562	$41,644	$371	$56,020	$1,850

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)(2)
(unaudited, in thousands)	September 30, 2016	December 31, 2015
Commercial real estate:
Land and construction	$670	$1,023
Improved property	8,999	11,507

Total commercial real estate	9,669	12,530

Commercial and industrial	4,516	8,148
Residential real estate	12,524	9,461
Home equity	3,207	2,391
Consumer	740	851

Total	$30,656	$33,381

(1)	At September 30, 2016, there were two borrowers with loans greater than $1.0 million and three at December 31, 2015. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.
(2)	At September 30, 2016, non-accrual loans include $2.7 million of loans acquired from YCB with deteriorated credit quality.

	TDRs
	September 30, 2016			December 31, 2015
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$10	$10	$967	$431	$1,398
Improved property	1,655	927	2,582	2,064	1,442	3,506

Total commercial real estate	1,655	937	2,592	3,031	1,873	4,904

Commercial and industrial	158	172	330	205	282	487
Residential real estate	6,203	2,136	8,339	7,227	2,060	9,287
Home equity	490	319	809	642	218	860
Consumer	99	195	294	443	184	627

Total	$8,605	$3,759	$12,364	$11,548	$4,617	$16,165

As of September 30, 2016, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had no unfunded commitments to debtors whose loans were classified as impaired as of September 30, 2016 and $0.2 million as of December 31, 2015.

The following tables present details related to loans identified as TDRs during the three and nine months ended September 30, 2016 and 2015, respectively:

	New TDRs (1)
	For the Three Months Ended
	September 30, 2016			September 30, 2015
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	1	$13	$12
Improved Property	—	—	—	—	—	—

Total commercial real estate	—	—	—	1	13	12

Commercial and industrial	2	125	122	—	—	—
Residential real estate	2	124	122	—	—	—
Home equity	—	—	—	—	—	—
Consumer	4	26	23	—	—	—

Total	8	$275	$267	1	$13	$12

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Nine Months Ended
	September 30, 2016			September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	2	$128	$119
Improved Property	—	—	—	2	835	472

Total commercial real estate	—	—	—	4	963	591

Commercial and industrial	2	125	122	—	—	—
Residential real estate	3	150	143	7	454	435
Home equity	1	44	41	1	7	6
Consumer	10	70	54	2	19	14

Total	16	$389	$360	14	$1,443	$1,046

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the nine months ended September 30, 2016 and 2015, respectively, that were restructured within the last twelve months prior to September 30, 2016 and 2015, respectively:

	Defaulted TDRs (1)
	For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	1	40	—	—
Residential real estate	—	—	—	—
Home equity	—	—	1	42
Consumer	—	—	1	20

Total	1	$40	2	$62

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September, 2016 and 2015, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. None of the loans in the table above were accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	September 30,	December 31,
(unaudited, in thousands)	2016	2015
Other real estate owned	$9,613	$5,669
Repossessed assets	181	156

Total other real estate owned and repossessed assets	$9,794	$5,825

At September 30, 2016, other real estate owned includes $3.0 million from the YCB acquisition. Residential real estate included in other real estate owned at September 30, 2016 and December 31, 2015 was $2.5 million and $2.0 million, respectively. At September 30, 2016 and December 31, 2015, formal foreclosure proceedings were in process on residential real estate loans totaling $5.4 million and $4.1 million, respectively.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2016	2015	2016	2015
Service cost – benefits earned during year	$703	$846	$2,095	$2,509
Interest cost on projected benefit obligation	1,280	1,228	3,813	3,643
Expected return on plan assets	(1,940)	(1,950)	(5,778)	(5,785)
Amortization of prior service cost	8	7	20	19
Amortization of net loss	759	801	2,261	2,378

Net periodic pension cost	$810	$932	$2,411	$2,764

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

On September 9, 2016, WesBanco assumed YCB’s obligation for a predecessor bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Plan”). The participating employer plan has been frozen to new participants since 2002. WesBanco intends to spin off the assets from the Pentegra Plan during the fourth quarter of 2016, contributing approximately $3.3 million to satisfy the estimated final costs to do so. This estimated spin off will have no impact on earnings as the liability was included in YCB’s balance sheet as of the acquisition date. The distributed assets from the Pentegra Plan will be transferred to a plan providing substantially the same benefits to participants.

WesBanco also assumed YCB’s single employer pension plan that was amended in 1997 such that there could be no new participants or increases to existing participants. The net periodic pension cost was less than $10 thousand as of September 30, 2016.

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

Derivatives: WesBanco enters into interest rate swap agreements with qualifying commercial customers to meet their financing, interest rate and other risk management needs. These agreements provide the customer the ability to convert from variable to fixed interest rates. The credit risk associated with derivative executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that WesBanco executes with derivative counterparties in order to offset its exposure on the fixed components of the customer interest rate swap agreements. The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income and other expense.

WesBanco determines the fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects contractual terms of the derivative, including the period to maturity and uses observable market based inputs, including interest rate curves and implied volatilities. WesBanco incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.

We may be required from time to time to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or write-downs of individual assets and liabilities.

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

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015:

		September 30, 2016
		Fair Value Measurements Using:
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Trading securities	$7,070	$5,966	$—	$—	$1,104
Securities - available-for-sale
Obligations of government agencies	63,371	—	63,371	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,086,916	—	1,086,916	—	—
Obligations of state and political subdivisions	111,265	—	111,265	—	—
Corporate debt securities	35,523	—	35,523	—	—
Equity securities	4,954	3,023	1,931	—	—

Total securities - available-for-sale	$1,302,029	$3,023	$1,299,006	$—	$—

Other assets - interest rate derivatives agreements	$7,510	$—	$7,510	$—	$—

Total assets recurring fair value measurements	$1,316,609	$8,989	$1,306,516	$—	$1,104

Other liabilities - interest rate derivatives agreements	$7,758	$—	$7,758	$—	$—

Total liabilities recurring fair value measurements	$7,758	$—	$7,758	$—	$—

Nonrecurring fair value measurements
Impaired loans	$3,458	$—	$—	$3,458	$—
Other real estate owned and repossessed assets	9,794	—	—	9,794	—
Loans held for sale	20,231	—	20,231	—	—

Total nonrecurring fair value measurements	$33,483	$—	$20,231	$13,252	$—

		December 31, 2015
		Fair Value Measurements Using:
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Trading securities	$6,451	$5,226	$—	$—	$1,225
Securities - available-for-sale
Obligations of government agencies	83,505	—	83,505	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,176,080	—	1,176,080	—	—
Obligations of state and political subdivisions	80,265	—	80,265	—	—
Corporate debt securities	58,593	—	58,593	—	—
Equity securities	4,626	2,735	1,891	—	—

Total securities - available-for-sale	$1,403,069	$2,735	$1,400,334	$—	$—

Other assets - interest rate derivatives agreements	$1,893	$—	$1,893	$—	$—

Total assets recurring fair value measurements	$1,411,413	$7,961	$1,402,227	$—	$1,225

Other liabilities - interest rate derivatives agreements	$1,991	$—	$1,991	$—	$—

Total liabilities recurring fair value measurements	$1,991	$—	$1,991	$—	$—

Nonrecurring fair value measurements
Impaired loans	$6,363	$—	$—	$6,363	$—
Other real estate owned and repossessed assets	5,825	—	—	5,825	—
Loans held for sale	7,899	—	7,899	—	—

Total nonrecurring fair value measurements	$20,087	$—	$7,899	$12,188	$—

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the nine months ended September 30, 2016 or for the year ended December 31, 2015.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
September 30, 2016:
Impaired loans	$3,458	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (80.9%) / (53.1%)
			Liquidation expenses (2)	(1.0%) to (8.0%) / (3.4%)
Other real estate owned and repossessed assets	9,794	Appraisal of collateral (1), (3)
December 31, 2015:
Impaired loans	$6,363	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (40.6%) / (25.1%)
			Liquidation expenses (2)	(3.0%) to (8.0%) / (6.7%)
Other real estate owned and repossessed assets	5,825	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			September 30, 2016
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$116,132	$116,132	$116,132	$—	$—	$—
Trading securities	7,070	7,070	5,966	—	—	1,104
Securities available-for-sale	1,302,029	1,302,029	3,023	1,299,006	—	—
Securities held-to-maturity	1,049,093	1,089,227	—	1,088,556	671	—
Net loans	6,194,097	6,152,078	—	—	6,152,078	—
Loans held for sale	20,231	20,231	—	20,231	—	—
Other assets - interest rate derivatives	7,510	7,510	—	7,510
Accrued interest receivable	29,964	29,964	29,964	—	—	—
Financial Liabilities
Deposits	7,134,511	7,142,550	5,560,799	1,581,751	—	—
Federal Home Loan Bank borrowings	950,847	949,818	—	949,818	—	—
Other borrowings	132,497	132,496	77,623	54,873	—	—
Subordinated debt and junior
subordinated debt	163,364	136,432	—	136,432	—	—
Other liabilities - interest rate derivatives	7,758	7,758	—	7,758
Accrued interest payable	2,898	2,898	2,898	—	—	—

			Fair Value Measurements at December 31, 2015
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$86,685	$86,685	$86,685	$—	$—	$—
Trading securities	6,451	6,451	5,226	—	—	1,225
Securities available-for-sale	1,403,069	1,403,069	2,735	1,400,334	—	—
Securities held-to-maturity	1,012,930	1,038,207	—	1,037,490	717	—
Net loans	5,024,132	4,936,236	—	—	4,936,236	—
Loans held for sale	7,899	7,899	—	7,899	—	—
Other assets - interest rate derivatives	1,893	1,893	—	1,893
Accrued interest receivable	25,759	25,759	25,759	—	—	—
Financial Liabilities
Deposits	6,066,299	6,075,433	4,508,461	1,566,972	—	—
Federal Home Loan Bank borrowings	1,041,750	1,041,752	—	1,041,752	—	—
Other borrowings	81,356	81,361	78,682	2,679	—	—
Junior subordinated debt	106,196	79,681	—	79,681	—	—
Other liabilities - interest rate derivatives	1,991	1,991	—	1,991
Accrued interest payable	1,715	1,715	1,715	—	—	—

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

Subordinated debt and junior subordinated debt: The fair value of subordinated debt is estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements. Due to the pooled nature of junior subordinated debt owed to unconsolidated subsidiary trusts, which are not actively traded, estimated fair value is based on recent similar transactions of single-issuer trust preferred securities.

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

NOTE 8. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
			Unrealized Gains
	Defined	Unrealized	on Securities
	Benefit	Gains (Losses)	Transferred from
	Pension	on Securities	Available-for-Sale
(unaudited, in thousands)	Plan	Available-for-Sale	to Held-to-Maturity	Total
Balance at December 31, 2015	$(17,539)	$(4,162)	$747	$(20,954)

Other comprehensive income before reclassifications	—	16,065	—	16,065
Amounts reclassified from accumulated other comprehensive income	1,407	(1,428)	(152)	(173)

Period change	1,407	14,637	(152)	15,892

Balance at September 30, 2016	$(16,132)	$10,475	$595	$(5,062)

Balance at December 31, 2014	$(22,776)	$2,892	$1,059	$(18,825)

Other comprehensive income before reclassifications	—	3,105	—	3,105
Amounts reclassified from accumulated other comprehensive income	1,493	(20)	(199)	1,274

Period change	1,493	3,085	(199)	4,379

Balance at September 30, 2015	$(21,283)	$5,977	$860	$(14,446)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2016	2015	2016	2015
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(579)	$(11)	$(2,251)	$(32)	Net securities gains (Non-interest income)
Related income tax expense	211	4	823	12	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(368)	(7)	(1,428)	(20)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(77)	(104)	(242)	(317)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	28	38	90	118	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(49)	(66)	(152)	(199)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	766	808	2,280	2,397	Employee benefits (Non-interest expense)
Related income tax benefit	(280)	(296)	(873)	(904)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	486	512	1,407	1,493

Total reclassifications for the period	$69	$439	$(173)	$1,274

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.6 million as of September 30, 2016 and December 31, 2015, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of September 30, 2016 and December 31, 2015.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2016	2015
Lines of credit	$1,404,726	$1,159,769
Loans approved but not closed	150,864	234,599
Overdraft limits	127,277	106,252
Letters of credit	26,544	27,408
Contingent obligations to purchase loans funded by other entities	17,324	18,079

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.7 billion at September 30, 2016 and 2015. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended September 30, 2016:
Interest income	$70,092	$—	$70,092
Interest expense	8,066	—	8,066

Net interest income	62,026	—	62,026
Provision for credit losses	2,214	—	2,214

Net interest income after provision for credit losses	59,812	—	59,812
Non-interest income	15,604	5,413	21,017
Non-interest expense	54,569	3,032	57,601

Income before provision for income taxes	20,847	2,381	23,228
Provision for income taxes	4,841	952	5,793

Net income	$16,006	$1,429	$17,435

For the Three Months ended September 30, 2015:
Interest income	$66,935	$—	$66,935
Interest expense	6,326	—	6,326

Net interest income	60,609	—	60,609
Provision for credit losses	1,798	—	1,798

Net interest income after provision for credit losses	58,811	—	58,811
Non-interest income	13,060	5,126	18,186
Non-interest expense	44,039	2,942	46,981

Income before provision for income taxes	27,832	2,184	30,016
Provision for income taxes	6,894	874	7,768

Net income	$20,938	$1,310	$22,248

For the Nine Months ended September 30, 2016:
Interest income	$205,278	$—	$205,278
Interest expense	23,637	—	23,637

Net interest income	181,641	—	181,641
Provision for credit losses	6,350	—	6,350

Net interest income after provision for credit losses	175,291	—	175,291
Non-interest income	43,841	16,160	60,001
Non-interest expense	141,029	9,274	150,303

Income before provision for income taxes	78,103	6,886	84,989
Provision for income taxes	19,818	2,754	22,572

Net income	$58,285	$4,132	$62,417

For the Nine Months ended September 30, 2015:
Interest income	$194,052	$—	$194,052
Interest expense	17,685	—	17,685

Net interest income	176,367	—	176,367
Provision for credit losses	5,768	—	5,768

Net interest income after provision for credit losses	170,599	—	170,599
Non-interest income	37,785	16,655	54,440
Non-interest expense	137,903	9,126	147,029

Income before provision for income taxes	70,481	7,529	78,010
Provision for income taxes	17,238	3,012	20,250

Net income	$53,243	$4,517	$57,760

Total non-fiduciary assets of the trust and investment services segment were $3.1 million and $3.6 million at September 30, 2016 and 2015, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and nine months ended September 30, 2016. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2015 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarters ended March 31 and June 30, 2016, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and YCB may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and YCB may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and YCB may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 174 branches and 163 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On September 9, 2016, WesBanco completed the acquisition of YCB, a bank holding company headquartered in New Albany, Indiana with approximately $1.5 billion in assets, excluding goodwill, with $1.2 billion in total deposits and $1.0 billion in total loans, and 34 branches in Kentucky and southern Indiana. WesBanco now has approximately $9.8 billion in total assets, $7.1 billion in total deposits, and $6.2 billion in total loans operating in five contiguous states. YCB’s results were included in WesBanco’s results from the date of merger consummation. WesBanco’s results also include ESB Financial Corporation’s (“ESB”) results from February 10, 2015, the date of the consummation of that merger.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2016 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2015 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the nine months ended September 30, 2016 was $62.4 million or $1.61 per diluted share compared to $57.8 million or $1.55 per diluted share for the first nine months of 2015. Net income for the three months ended September 30, 2016 was $17.4 million, while diluted earnings per share were $0.44, compared to $22.2 million or $0.58 per diluted share for the third quarter of 2015. Excluding after-tax merger-related expenses (non-GAAP measure) for the nine months ended September 30, 2016, net income increased 6.7% to $69.3 million compared to $64.9 million for 2015, while diluted earnings per share totaled $1.79, compared to $1.75 per share for 2015. Excluding after-tax merger-related expenses (non-GAAP measure), net income for the three months ended September 30, 2016 was $23.9 million, while diluted earnings per share were $0.60, compared to $22.4 million or $0.58 per diluted share for the third quarter of 2015.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$23,859	$0.60	$22,368	$0.58	$69,292	$1.79	$64,931	$1.75
Less: After tax merger-related expenses	(6,424)	(0.16)	(120)	—	(6,875)	(0.18)	(7,171)	(0.20)

Net income (GAAP)	$17,435	$0.44	$22,248	$0.58	$62,417	$1.61	$57,760	$1.55

(1)	Non-GAAP net income excludes after-tax merger-related expenses. The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $1.4 million or 2.3% in the third quarter of 2016 compared to the same quarter of 2015 due to a 10.2% increase in average loan balances resulting in a 3.8% increase in average earning assets, partially offset by a 4 basis point decrease in the net interest margin. For the first nine months of 2016, net interest income increased $5.3 million or 3.0% from the acquisitions and from annualized organic loan growth of approximately 4.2%, reduced by a 14 basis point decline in the net interest margin. The net interest margin decreased to 3.32% in the third quarter, compared to 3.36% in same quarter of 2015, but increased two basis points from the second quarter of 2016’s 3.30%. The year-over-year decrease in the quarter’s net interest margin is primarily due to a 9 basis point decrease for total loans due to repricing of existing loans at lower spreads, competitive pricing on new loans and the extended low interest rate environment. Mitigating this reduction is the aforementioned loan growth, which improves overall asset yields as average loan rates are generally higher than securities rates. Funding costs increased 11 basis points in the third quarter compared to the same quarter in 2015, primarily due to an increase in the percentage of total FHLB borrowings to 16.4% of interest bearing liabilities from 12.7% in 2015, as well as a 34 basis point increase in the average rate on these borrowings year-over-year. Average deposits in the third quarter decreased by 3.5%, primarily due to the runoff of CDs. During the last few quarters, the net interest margin has been relatively stable, ranging from 3.29% to 3.32% and the re-mix in average earning assets has continued as securities as a percentage of total assets have been reduced from 29.8% at September 30, 2015 to 24.0% at September 30, 2016, while loans have increased as a percentage of total assets to 63.6%. Year-to-date, the decline in the margin of 14 basis points resulted from the same factors affecting the third quarter. Loan growth has assisted in maintaining the net interest margin at its present level despite lower loan yields and overall spread compression.

The provision for credit losses increased to $2.2 million in the third quarter of 2016, compared to $1.8 million in the third quarter of 2015, while year-to-date the provision increased to $6.4 million from $5.8 million in the same period of 2015. Net charge-offs as a percentage of average portfolio loans of 0.20% in the third quarter of 2016 decreased from 0.30% in the third quarter of 2015. For the first nine months of 2016, net charge-offs as a percentage of average portfolio loans of 0.14% decreased from 0.24% in the same 2015 period.

For the third quarter of 2016, non-interest income increased $2.8 million or 15.6% compared to the 2015 third quarter. Trust fees increased $0.3 million or 5.6% compared to the third quarter of last year from increased total assets under management, higher estate fees and market improvements. Service charges on deposits increased $0.3 million or 7.0% through a larger customer deposit base from the addition of YCB. Net securities gains increased $0.6 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to realized gains resulting from the sale of mortgage-backed securities in the quarter. Net securities brokerage revenue decreased $0.5 million or 26.2% from staff restructuring and an emphasis on deposit retention. Other income increased $1.9 million in the third quarter due to $1.3 million of commercial customer loan swap fee income and improvement in various other income categories including mortgage banking gains. For the nine months ended September 30, 2016, non-interest income increased $5.6 million or 10.2%, reflecting similar trends as in the third quarter, while trust fees decreased 3.0% due to lower total assets under management and lower estate fees earlier in the year, electronic banking fees increased 5.8% and net gain on sales of mortgage loans increased 40.2%.

The following paragraph on non-interest expense excludes merger-related expenses in both years of $9.9 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $10.6 million and $11.0 million for the nine months ended September 30, 2016 and 2015, respectively. Non-interest expense in the third quarter of 2016 grew $0.9 million or 2.0%, compared to the same quarter in 2015. For the first nine months, non-interest expense increased $3.7 million or 2.7%. For the third quarter, salaries and wages increased $1.4 million or 7.0% due to increased compensation expense related to an 18.3% increase in full-time equivalent employees, primarily in the third quarter of 2016 from the YCB acquisition, and routine annual adjustments to compensation. Employee benefits expense increased $0.2 million, primarily from increased deferred compensation expense. Marketing expense decreased $0.2 million as WesBanco focused on preparing for the introduction of YCB customers to our organization. The increase in non-interest expense for the first nine months of 2016 reflects similar trends as in the third quarter.

The provision for federal and state income taxes was $22.6 million in 2016 compared to $20.3 million in the first nine months of 2015. The increase in income tax expense was primarily due to a $7.0 million increase in pre-tax income and a $0.5 million benefit in 2015 relating to the completion of an IRS audit which closed the 2011 and 2012 tax years. These factors combined to produce a higher effective tax rate of 26.6% for 2016 compared to 26.0% in the first nine months of 2015. The provision for federal and state income taxes decreased $2.0 million to $5.8 million for the third quarter of 2016 as compared to $7.8 million for the third quarter 2015 due primarily to merger-related expenses incurred in the third quarter of 2016.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2016	2015	2016	2015
Net interest income	$62,026	$60,609	$181,641	$176,367
Taxable equivalent adjustments to net interest income	2,455	2,442	7,334	6,526

Net interest income, fully taxable equivalent	$64,481	$63,051	$188,975	$182,893

Net interest spread, non-taxable equivalent	3.07%	3.15%	3.06%	3.24%
Benefit of net non-interest bearing liabilities	0.12%	0.08%	0.11%	0.08%

Net interest margin	3.19%	3.23%	3.17%	3.32%
Taxable equivalent adjustment	0.13%	0.13%	0.13%	0.12%

Net interest margin, fully taxable equivalent	3.32%	3.36%	3.30%	3.44%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $1.4 million or 2.3% in the third quarter of 2016 compared to the same quarter of 2015, due to a 10.2% increase in average earning assets, partially offset by a 4 basis point decrease in the net interest margin. For the first nine months of 2016, net interest income increased $5.3 million or 3.0%, from the acquisitions and from annualized average organic loan growth of approximately 4.2%, reduced by a 14 basis point decline in the net interest margin. Total average deposits decreased in the third quarter by $34.1 million or 0.5%, compared to the third quarter of 2015, primarily due to the runoff of certificates of deposit of $281.6 million, which have the highest interest cost among interest bearing deposits. Partially offsetting the decrease in certificates of deposit was an increase in lower-cost and non-interest bearing deposits of $247.5 million, which were the result of the acquisition, marketing campaigns, customer incentives, wealth management and business initiatives as well as deposits from Marcellus and Utica shale gas bonus and royalty payments. The net interest margin decreased to 3.32% in the third quarter of 2016 from 3.36% in the same quarter of 2015, but increased 2 basis points from 3.30% in the second quarter of 2016. The year-over-year decrease in the quarter’s net interest margin is primarily due to a 9 basis point decrease on loan yields due to repricing of existing loans at lower spreads, competitive pricing on new loans and the extended low interest rate environment. Overall funding costs increased 11 basis points from the third quarter of 2015 due to higher balances and rates on FHLB borrowings, partially offset by the decrease in certificates of deposit.

Interest income increased in the third quarter of 2016 by $3.2 million or 4.7% compared to the same period in 2015 due to the higher average loan balances and higher security yields, partially offset by lower loan yields and lower securities balances. In the first nine months of 2016, interest income increased $11.2 million or 5.8% from the first nine months of 2015 due to higher average total earning asset balances from the ESB and YCB acquisitions and organic loan growth, offset somewhat by lower yields on loans. The lower loan yields were due to the continued low interest rate environment with a relatively flat yield curve. However, the increase in average loan balances helped to mitigate the effect of the lower rates, as rates earned on loans are higher than those on securities. In the third quarter of 2016, average loans represented 70.2% of average earning assets, an increase compared to 66.1% in the same quarter of 2015. Total securities yields increased by 10 basis points in the third quarter of 2016 from the same period in 2015 due to scheduled maturities and select sales of short-term, lower yielding investment securities in 2016 as well as a higher percentage of average tax-exempt securities to total securities. The average balance of tax-exempt securities, which provide the highest yield within securities, increased 4.3% or $26.9 million over the last year, and were 29.2% of total average securities in the third quarter of 2016 compared to 25.3% in the third quarter of 2015, which helped to mitigate their 16 basis point decline in yield. While the yield on taxable securities increased by 9 basis points from the third quarter of 2015, taxable securities balances decreased by $264.4 million or 14.3% from the third quarter of 2015 due to maturities, calls, sales and paydowns that were not fully replaced due to management’s focus on maintaining the size of the balance sheet in order to delay the financial impact of crossing $10 billion in assets through acquisitions.

Portfolio loans increased $1.3 billion or 26.0% in the twelve months ended September 30, 2016 with $1.0 billion from the YCB acquisition and $273.0 million, or 5.5% from organic loan growth. Organic loan growth was achieved through $1.4 billion in loan originations in the first nine months of 2016, with total business loan originations up approximately 14.0%. Organic loan growth was driven by expanded market areas and additional commercial personnel in our core markets.

Interest expense increased $1.7 million or 27.5% in the third quarter of 2016 and $6.0 million or 33.7% in the first nine months of 2016 compared to the same periods in 2015, both due to increases in the average balance and rate paid on FHLB borrowings. The increases in rate from the FHLB borrowings, due to a shift in term length from short to medium, were offset partially in the third quarter by the decreases in higher cost CDs. Average FHLB borrowings increased in the third quarter of 2016 to manage normal liquidity needs including the funding of CD runoff and loan growth. The increased FHLB borrowings resulted in an overall increase in total average interest bearing liabilities of $85.3 million or 1.4% as the average rate on FHLB borrowings increased 34 basis points in the third quarter of 2016 compared to the same period in 2015. In the third quarter of 2016, FHLB borrowings were 16.4% of interest bearing liabilities as compared to 12.7% in 2015. Helping to somewhat offset the increase in average FHLB borrowings, the average balance of CDs decreased $281.6 million from the third quarter of 2015 from WesBanco’s planned funding strategy intentionally allowing the runoff of certain higher cost or single service CDs and CDARS® balances. The 10 basis point increase in the cost of CDs in the third quarter of 2016 is partially due to lower accretion from purchase accounting adjustments on prior acquisitions. In addition, non-interest bearing demand deposits increased to 22.9% of total average deposits in the third quarter of 2016 compared to 20.5% in the same period of 2015, further helping to partially offset the increase in interest bearing liabilities.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks—interest bearing	$17,433	0.80%	$10,448	0.19%	$31,750	0.52%	$16,754	0.17%
Loans, net of unearned income (1)	5,436,876	4.08%	4,933,840	4.17%	5,231,118	4.11%	4,789,807	4.24%
Securities: (2)
Taxable	1,590,233	2.30%	1,854,679	2.21%	1,698,558	2.29%	1,719,438	2.23%
Tax-exempt (3)	655,356	4.28%	628,475	4.44%	645,522	4.33%	542,700	4.58%

Total securities	2,245,589	2.88%	2,483,154	2.78%	2,344,080	2.85%	2,262,138	2.80%
Other earning assets (4)	45,258	4.76%	34,712	3.09%	45,460	4.54%	24,953	6.43%

Total earning assets (3)	7,745,156	3.73%	7,462,154	3.70%	7,652,408	3.71%	7,093,652	3.78%

Other assets	989,068		937,706		951,530		906,112

Total Assets	$8,734,224		$8,399,860		$8,603,938		$7,999,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,328,403	0.21%	$1,193,502	0.17%	$1,250,157	0.20%	$1,127,608	0.17%
Money market accounts	927,839	0.19%	1,007,674	0.19%	935,339	0.19%	1,006,046	0.19%
Savings deposits	1,122,715	0.06%	1,070,179	0.06%	1,100,094	0.06%	1,035,882	0.06%
Certificates of deposit	1,426,559	0.72%	1,708,206	0.62%	1,500,591	0.70%	1,732,117	0.65%

Total interest bearing deposits	4,805,516	0.32%	4,979,561	0.31%	4,786,181	0.32%	4,901,653	0.32%
Federal Home Loan Bank borrowings	989,585	1.21%	754,194	0.87%	1,019,696	1.19%	493,788	0.85%
Other borrowings	114,390	0.41%	103,461	0.34%	100,054	0.40%	105,573	0.32%
Junior subordinated debt	119,246	3.48%	106,196	2.83%	110,582	3.27%	118,085	2.88%

Total interest bearing liabilities (1)	6,028,737	0.53%	5,943,412	0.42%	6,016,513	0.52%	5,619,099	0.42%
Non-interest bearing demand deposits	1,425,416		1,285,509		1,356,336		1,250,913
Other liabilities	65,258		62,323		60,290		92,258
Shareholders’ equity	1,214,813		1,108,616		1,170,799		1,037,494

Total Liabilities and
Shareholders’ Equity	$8,734,224		$8,399,860		$8,603,938		$7,999,764

Taxable equivalent net interest spread		3.20%		3.28%		3.19%		3.36%
Taxable equivalent net interest margin		3.32%		3.36%		3.30%		3.44%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.8 million and $40 thousand for the three months ended September 30, 2016 and 2015, respectively, and $2.3 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $0.8 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $2.3 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively, while accretion on interest bearing liabilities from prior acquisitions was $0.3 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Average yields on securities are calculated based on amortized cost and include premium amortization and discount accretion from prior acquisitions.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.
(4)	Interest income on other earning assets includes $0.6 million from a special dividend from FHLB Pittsburgh for the nine months ended September 30, 2015.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Compared to September 30, 2015			Compared to September 30, 2015
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks – interest bearing	$5	$25	$30	$31	$71	$102
Loans, net of unearned income	5,081	(1,135)	3,946	13,955	(5,010)	8,945
Taxable securities	(1,506)	392	(1,114)	(352)	689	337
Tax-exempt securities (1)	292	(255)	37	3,381	(1,074)	2,307
Other earning assets	97	174	271	775	(431)	344

Total interest income change (1)	3,969	(799)	3,170	17,790	(5,755)	12,035

Increase (decrease) in interest expense:
Interest bearing demand deposits	63	111	174	165	251	416
Money market accounts	(38)	(3)	(41)	(102)	22	(80)
Savings deposits	8	—	8	29	(2)	27
Certificates of deposit	(475)	405	(70)	(1,177)	609	(568)
Federal Home Loan Bank borrowings	604	751	1,355	4,334	1,613	5,947
Other borrowings	10	19	29	(14)	59	45
Junior subordinated debt	101	184	285	(166)	331	165

Total interest expense change	273	1,467	1,740	3,069	2,883	5,952

Net interest income increase (decrease) (1)	$3,696	$(2,266)	$1,430	$14,721	$(8,638)	$6,083

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. While the provision for credit losses increased primarily due to loan growth, credit metrics continued to improve. The provision for credit losses increased to $2.2 million in the third quarter of 2016, compared to $1.8 million in the third quarter of 2015, while year-to-date the provision increased to $6.4 million from $5.8 million in the same period of 2015. Net charge-offs as a percentage of average portfolio loans of 0.20% in the third quarter of 2016 decreased from 0.30% in the third quarter of 2015. For the first nine months of 2016, net charge-offs as a percentage of average portfolio loans of 0.14% decreased from 0.24% in the same 2015 period. Net charge-offs for the three and nine months of 2016 include $1.8 million and $2.3 million related to one large commercial loan, respectively, with a remaining balance of $1.3 million at September 30, 2016. Non-performing loans (including TDRs), criticized and classified loans and past due loans all improved as a percentage of total portfolio loans from the third quarter of 2015. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(unaudited, dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Trust fees	$5,413	$5,127	$286	5.6%	$16,160	$16,656	$(496)	(3.0%)
Service charges on deposits	4,733	4,425	308	7.0%	12,861	12,342	519	4.2%
Electronic banking fees	3,945	3,849	96	2.5%	11,290	10,670	620	5.8%
Net securities brokerage revenue	1,473	1,996	(523)	(26.2%)	5,119	5,897	(778)	(13.2%)
Bank-owned life insurance	995	1,021	(26)	(2.5%)	2,910	3,264	(354)	(10.8%)
Net gains on sales of mortgage loans	814	779	35	4.5%	2,045	1,459	586	40.2%
Net securities gains	598	47	551	100.0%	2,293	69	2,224	3,223.2%
Net gain on other real estateowned and other assets	184	(18)	202	1122.2%	380	167	213	127.5%
Net insurance services revenue	636	863	(227)	(26.3%)	2,326	2,394	(68)	(2.8%)
Other	2,226	97	2,129	2194.8%	4,617	1,522	3,095	203.4%

Total non-interest income	$21,017	$18,186	$2,831	15.6%	$60,001	$54,440	$5,561	10.2%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the third quarter of 2016, non-interest income increased $2.8 million or 15.6% compared to the 2015 third quarter. The increase was primarily due to $1.2 million of commercial loan swap fee income and $0.6 million of net securities gains, coupled with increases in various other income categories, while securities brokerage revenue decreased $0.5 million compared to the third quarter of 2015. For the nine months ended September 30, 2016, non-interest income increased $5.6 million or 10.2%, generally reflecting similar trends as in the third quarter.

Trust fees increased $0.3 million or 5.6% compared to the third quarter of 2015 due to market improvements and customer and revenue development initiatives while trust fees decreased $0.5 million or 3.0% compared to the first nine months of 2015 due to first quarter market declines which reduced fee income early in the year. Total trust assets were relatively unchanged from September 30, 2015 at $3.7 billion. At September 30, 2016, trust assets include managed assets of $3.0 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco Trust and Investment Services, were $898.2 million as of September 30, 2016 and $896.7 million at September 30, 2015 and are included in trust managed assets.

Service charges on deposits increased $0.5 million or 4.2% compared to the first nine months of 2015 due to the larger customer deposit base from the ESB and YCB acquisitions and adjustments to the fee schedule in the second half of last year. For the third quarter of 2016, service charges on deposits increased 7.0% over the prior year primarily due to the larger customer deposit base from the YCB acquisition.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $0.6 million or 5.8% compared to the first nine months of 2015, due to a higher volume of debit card transactions from the ESB and YCB acquisitions and WesBanco’s legacy customers. The volume increase in our legacy markets is due to marketing and process initiatives as well as a higher percentage of customers using these products.

Net securities brokerage revenue decreased $0.8 million from the first nine months of 2015 due to staff restructuring, deposit retention strategies, and lower Marcellus and Utica gas lease and royalty payments in the region. Additional market coverage in the expanded western Pennsylvania market from the ESB acquisition as well as the new YCB markets in Kentucky and southern Indiana should provide additional growth opportunities in the future as well.

Bank-owned life insurance decreased by $0.4 million compared to the first nine months of 2015 primarily due to death claims in the first quarter of 2015.

Net gains on sales of mortgage loans increased $0.6 million or 40.2% compared to the first nine months of 2015 due to increased production volumes as well as an increase in the margin earned on loans sold. Mortgages sold into the secondary market represented $116.0 million or 41.1% of overall mortgage loan production in the first nine months of 2016 compared to $99.9 million or 42.7% in the same 2015 period.

Other income increased $3.1 million in the first nine months of 2016 from $2.2 million of commercial loan swap fee income which has increased from new lender incentives implemented in the spring of 2016 as well as the desire of customers to lock in longer term fixed rate financing in the low interest rate environment. Other income also increased from market adjustments on trading securities related to deferred compensation plans.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(unaudited, dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and wages	$21,225	$19,832	$1,393	7.0%	$60,136	$57,468	$2,668	4.6%
Employee benefits	6,275	6,028	247	4.1%	20,684	20,151	533	2.6%
Net occupancy	3,647	3,533	114	3.2%	10,459	10,298	161	1.6%
Equipment	3,557	3,731	(174)	(4.7%)	10,387	9,689	698	7.2%
Marketing	1,295	1,514	(219)	(14.5%)	3,876	4,221	(345)	(8.2%)
FDIC insurance	961	1,064	(103)	(9.7%)	3,225	3,014	211	7.0%
Amortization of intangible assets	837	815	22	2.7%	2,263	2,325	(62)	(2.7%)
Restructuring and merger-related expenses	9,883	185	9,698	5242.2%	10,577	11,033	(456)	(4.1%)
Miscellaneous, franchise, and other taxes	1,893	1,507	386	25.6%	5,131	4,588	543	11.8%
Postage	814	1,014	(200)	(19.7%)	2,355	2,671	(316)	(11.8%)
Consulting, regulatory, accounting and advisory fees	1,450	1,146	304	26.5%	4,030	3,634	396	10.9%
Other real estate owned and foreclosure expenses	548	310	238	76.8%	1,156	325	831	255.7%
Legal fees	559	593	(34)	(5.7%)	1,835	1,809	26	1.4%
Communications	388	380	8	2.1%	1,109	1,148	(39)	(3.4%)
ATM and interchange expenses	953	1,171	(218)	(18.6%)	3,143	3,261	(118)	(3.6%)
Supplies	601	780	(179)	(22.9%)	1,965	2,198	(233)	(10.6%)
Other	2,715	3,378	(663)	(19.6%)	7,972	9,196	(1,224)	(13.3%)

Total non-interest expense	$57,601	$46,981	$10,620	22.6%	$150,303	$147,029	$3,274	2.2%

Non-interest expense in the third quarter of 2016 grew $10.6 million compared to the same quarter in 2015, principally from the YCB acquisition, which added $9.9 million of merger-related expenses in the quarter. Excluding merger-related expenses, non-interest expense increased $0.9 million or 2.0%. Due to the timing of the YCB acquisition, late in the third quarter, normal operating expenses associated with operating the additional 34 branches did not have as significant of an impact to the quarter. For the third quarter, salaries and wages increased $1.4 million or 7.0% due to increased compensation expense related to routine annual compensation adjustments and an increase in full-time equivalent employees from the acquisition. While net occupancy, franchise tax and consulting expenses increased primarily from the acquisition, marketing expense decreased $0.2 million as WesBanco focused on preparing for the introduction of YCB customers to our organization. FDIC insurance also decreased due to a new rate calculation which more than offset the increase related to the acquisition. Even with the acquisition, other expenses including postage, legal, ATM expenses and supplies were down from last year due to efficiencies applied in several back office and support operations. For the first nine months, non-interest expense, excluding merger-related expenses, increased $3.7 million or 2.7%. The increase in non-interest expense for the first nine months of 2016 reflects similar trends as in the third quarter.

Salaries and wages increased $1.4 million or 7.0% from the third quarter of 2015 and $2.7 million or 4.6% over the first nine months of 2015 due to increased compensation expense related to an 18.3% increase in full-time equivalent employees, primarily late in the third quarter of 2016 from the acquisition, and routine annual adjustments to compensation. Employee benefits expense increased $0.2 million compared to the third quarter of 2015, primarily from increased deferred compensation expense.

Equipment costs decreased $0.2 million compared to the third quarter of 2015 but increased $0.7 million compared to the first nine months of 2015 due to continuous improvements in technology and communications infrastructure, and origination and customer support systems.

FDIC insurance has increased $0.2 million compared to the first nine months of 2015 due to a higher assessment base over those nine months. FDIC insurance has decreased $0.1 million from the third quarter of 2015, despite a larger balance sheet from the YCB acquisition, due to the Deposit Insurance Fund reaching 1.15% prior to July 1, 2016, thus allowing the FDIC to institute new favorable assessment rate calculations beginning on that date for banks under $10 billion in size.

Amortization of intangible assets of $0.8 million in the third quarter included $0.2 million related to the YCB acquisition. The YCB acquisition is expected to add approximately $12.0 million in core deposit intangibles and $0.8 million in non-compete agreements with former YCB executives covering a three-year term.

        Restructuring and merger-related expenses of $10.6 million in 2016 related to the YCB acquisition include $6.3 million from contract termination and conversion costs, $2.0 million from change-in-control payments and employee severance, $1.5 million in investment banking services, $0.6 million in legal expenses and $0.2 million in valuation services. Additional merger-related expenses approximating $2.5 million are expected to be recognized in the fourth quarter of 2016. All restructuring and merger-related expenses in 2015 related to the ESB acquisition.

Other real estate owned and foreclosure expenses increased $0.8 million in 2016 compared to the first nine months of 2015 due to normal foreclosure and liquidation activity, as well as a tax refund on a large other real estate owned commercial property in 2015. Other real estate owned and repossessed assets increased $3.7 million from September 30, 2015 to $9.8 million as of September 30, 2016 primarily due to the YCB acquisition.

Other non-interest expense decreased $0.7 from the third quarter of 2015 primarily due to lower fraud losses, offset somewhat by miscellaneous YCB expenses in the current quarter. For the first nine months, other non-interest expense decreased $1.2 million or 13.3% due to lower fraud losses as well as the elimination of several months of data servicing fees related to the ESB acquisition prior to the April 24, 2015, system conversion.

INCOME TAXES

The provision for federal and state income taxes was $22.6 million in 2016 compared to $20.3 million in the first nine months of 2015. The increase in income tax expense was primarily due to a $7.0 million increase in pre-tax income and a $0.5 million benefit in 2015 relating to the completion of an IRS audit which closed the 2011 and 2012 tax years. These factors combine to produce a higher effective tax rate of 26.6% for 2016 compared to 26.0% in the first nine months of 2015. The provision for federal and state income taxes decreased $2.0 million to $5.8 million for the third quarter of 2016 as compared to $7.8 million for the third quarter of 2015 due to merger-related expenses incurred in the third quarter of 2016.

FINANCIAL CONDITION

Total assets increased 15.8% during the nine months ended September, 2016, while deposits and shareholders’ equity increased 17.6% and 20.1%, respectively, compared to December 31, 2015, primarily due to the acquisition of YCB. Total loans increased $1.2 billion or 23.1% with $1.0 billion from the YCB acquisition and the remaining $168.2 million from WesBanco’s originations outpacing pay-downs, which were a result of expanded market areas and additional commercial and lending personnel in WesBanco’s core markets. Deposits increased $1.1 billion, with $1.2 billion from the YCB acquisition. Organic deposits decreased $124.5 million as a result of a 15.7% decrease in certificates of deposit and a 14.6 % decrease in money market deposits, which was partially offset by increases of 9.7% and 2.0% in demand deposits and savings deposits, respectively. The decrease in certificates of deposit is a result of lower rate offerings for maturing certificates of deposit and customer preferences for other deposit types. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for maturities, coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 1.4% during the first nine months of 2016, mostly as a result of $57.2 million in subordinated debentures and junior subordinated debt owed to unconsolidated subsidiary trusts acquired in the YCB acquisition. Total shareholders’ equity increased by approximately $225.0 million or 20.1%, compared to December 31, 2015, primarily due to $177.1 million of common stock issued in the YCB acquisition and net income exceeding dividends for the period by $33.5 million, coupled with a $15.9 million increase in other comprehensive income.

TABLE 6. COMPOSITION OF SECURITIES (1)

	September 30,	December 31,
(unaudited, dollars in thousands)	2016	2015	$ Change	% Change
Trading securities (at fair value)	$7,070	$6,451	$619	9.6
Available-for-sale (at fair value)
U.S. Government sponsored entities and agencies	63,371	83,505	(20,134)	(24.1)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,086,916	1,176,080	(89,164)	(7.6)
Obligations of states and political subdivisions	111,265	80,265	31,000	38.6
Corporate debt securities	35,523	58,593	(23,070)	(39.4)

Total debt securities	1,297,075	1,398,443	(101,368)	(7.2)
Equity securities	4,954	4,626	328	7.1

Total available-for-sale securities	$1,302,029	$1,403,069	$(101,040)	(7.2)

Held-to-maturity (at amortized cost)
U.S. Government sponsored entities and agencies	$14,248	$—	$14,248	100.0
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	195,533	216,419	(20,886)	(9.7)
Obligations of states and political subdivisions	804,883	762,039	42,844	5.6
Corporate debt securities	34,429	34,472	(43)	(0.1)

Total held-to-maturity securities	1,049,093	1,012,930	36,163	3.6

Total securities	$2,358,192	$2,422,450	$(64,258)	(2.7)

Available-for-sale securities:
Weighted average yield at the respective period end (2)	2.12%	2.14%
As a % of total securities	55.2%	58.2%
Weighted average life (in years)	3.9	4.1

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.77%	3.94%
As a % of total securities	44.8%	41.8%
Weighted average life (in years)	4.4	5.0

Total securities:
Weighted average yield at the respective period end (2)	2.88%	2.90%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.1	4.5

(1)	At September 30, 2016 and December 31, 2015, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $64.3 million or 2.7% from December 31, 2015 to September 30, 2016. The investment securities portfolio at September 30, 2016 includes $173.5 million of securities acquired in the YCB acquisition. Through the first nine months of 2016, the available-for-sale portfolio decreased by $101.0 million or 7.2%, while the held-to-maturity portfolio increased by $36.2 million or 3.6%. The decrease in the overall portfolio from December 31, 2015 was driven by sales, calls, maturities and paydowns exceeding both purchases in the first nine months of 2016 and the acquired YCB portfolio. The proceeds were used to fund decreases in both certificates of deposit and FHLB borrowings and to maintain the size of the balance sheet in order to stay under $10.0 billion in assets following the YCB acquisition. The weighted average yield of the portfolio at September 30, 2016 decreased by only 2 basis points from December 31, 2015 to 2.88% despite bringing on the YCB portfolio at current market rates. The lower yield of the acquired portfolio was offset somewhat by a greater mix shift during 2016 to tax-exempt securities, which offer the highest yield in the portfolio.

Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2016 and December 31, 2015 were $10.5 million and ($4.2) million, respectively. Unrealized gains increased significantly on available-for-sale securities due to a decrease in market rates during the first nine months of 2016. With approximately 45% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

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

WesBanco’s municipal portfolio comprises 38.9% of the overall securities portfolio as of September 30, 2016 as compared to 34.8% as of December 31, 2015, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	September 30, 2016		December 31, 2015
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$94,327	9.9	$82,005	9.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	712,915	75.0	652,198	75.1
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	131,042	13.8	127,243	14.7
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	757	0.1	1,820	0.2
Not rated by either agency	11,347	1.2	4,433	0.5

Total municipal bond portfolio	$950,388	100.0	$867,699	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of September 30, 2016 and December 31, 2015, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	September 30, 2016		December 31, 2015
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$657,750	69.2	$613,436	70.7
Revenue	292,638	30.8	254,263	29.3

Total municipal bond portfolio	$950,388	100.0	$867,699	100.0

Municipal bond issuer:
State Issued	$92,968	9.8	$77,952	9.0
Local Issued	857,420	90.2	789,747	91.0

Total municipal bond portfolio	$950,388	100.0	$867,699	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at September 30, 2016:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	September 30, 2016
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$204,445	21.5
Texas	115,240	12.1
Ohio	107,976	11.4
Illinois	52,955	5.6
Indiana	33,399	3.5
All other states (1)	436,373	45.9

Total municipal bond portfolio	$950,388	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $26.1 million or 2.8% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	September 30, 2016		December 31, 2015
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$494,203	7.9	$344,748	6.8
Improved property	2,332,431	37.3	1,911,633	37.7

Total commercial real estate	2,826,634	45.2	2,256,381	44.5
Commercial and industrial	1,097,788	17.5	737,878	14.5
Residential real estate	1,395,886	22.3	1,247,800	24.6
Home equity	505,369	8.1	416,889	8.2
Consumer	411,175	6.6	406,894	8.0

Total portfolio loans	6,236,852	99.7	5,065,842	99.8
Loans held for sale	20,231	0.3	7,899	0.2

Total loans	$6,257,083	100.0	$5,073,741	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $1,183.3 million from December 31, 2015 with $1,015.1 million from the YCB acquisition, and $168.2 million from organic growth. Prior to the consummation of the YCB acquisition, YCB sold approximately $36 million in loans. CRE land and construction and C&I loans provided the most significant organic growth, respectively increasing 18.8% and 11.7% for the year-to-date period, while CRE improved property remained relatively unchanged. Overall organic loan growth was driven by expanded market areas and additional commercial personnel in our core markets with over 70% of the loan growth for the year achieved in the central and southwest Ohio markets. Residential real estate loans were relatively unchanged despite increased mortgage production due to an increase in loans into the secondary market, while organic growth in home equity lines of credit increased 7.1%. All other loan categories experienced less significant fluctuations from December 31, 2015.

Total loan commitments, including loans approved but not closed, increased $180.5 million or 11.7% from December 2015 due primarily to the YCB acquisition which added $266.1 million in new commitments. Organic commitments decreased primarily due to draw downs from CRE land and construction and home equity lines of credit that were previously unused.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

The global decline in coal, oil and natural gas prices has had a positive impact on the commercial portfolio by lowering all borrowers’ energy costs, but it also results in a reduction in coal, oil and gas activity that adversely impacts certain industries or property types. At September 30, 2016, total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $42 million or 0.53% of total loan exposure compared to $45 million or 0.69%, at June 30, 2016. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximated an additional $64 million in exposure or 0.80% of total loans at September 30, 2016, compared to $59 million or 1.1% at June 30, 2016. Approximately $32 million or 49.6% of the ancillary exposure is related to the utility distribution industry, which is generally not impacted by fluctuations in energy prices. The largest exposure to any one borrower in either core energy or ancillary industries was $20.8 million to a company that installs gas line service for new residential and commercial buildings. Not all borrowers in these categories will be impacted to the same magnitude by a reduction in energy sector activity and some may not be at all dependent on, or may be able to replace revenue associated with this industry.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual loans:
Commercial real estate - land and construction	$670	$1,023
Commercial real estate - improved property	8,999	11,507
Commercial and industrial	4,516	8,148
Residential real estate	12,524	9,461
Home equity	3,207	2,391
Consumer	740	851

Total non-accrual loans (1)	30,656	33,381

TDRs accruing interest:
Commercial real estate - land and construction	—	967
Commercial real estate - improved property	1,655	2,064
Commercial and industrial	158	205
Residential real estate	6,203	7,227
Home equity	490	642
Consumer	99	443

Total TDRs accruing interest (1)	8,605	11,548

Total non-performing loans	$39,261	$44,929

Other real estate owned and repossessed assets	9,794	5,825

Total non-performing assets	$49,055	$50,754

Non-performing loans/total portfolio loans	0.63%	0.89%
Non-performing assets/total assets	0.50%	0.60%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.79%	1.00%

(1)	TDRs on nonaccrual of $3.8 million and $4.6 million at September 30, 2016 and December 31, 2015, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $5.7 million or 12.6%, from December 31, 2015 despite a $2.7 million increase from YCB, as cash flows could not be reasonably estimated for a small population of YCB loans acquired with deteriorated credit quality and therefore were accounted for under the cost recovery method. Non-accrual loans decreased $2.7 million from December 31, 2015 driven by reductions in commercial categories, despite a $3.1 million increase in residential real estate loans placed on non-accrual, which includes $2.3 million from YCB. TDRs decreased $2.9 million due to successful exit strategies combined with normal repayments and fewer additions to the category due to overall improvement in economic conditions in our markets. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets increased $4.0 million from December 31, 2015 to September 30, 2016, primarily due to the YCB acquisition which added $3.0 million, as well as the addition of a $1.3 million CRE property in the third quarter.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	September 30, 2016	December 31, 2015
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	—	—
Commercial and industrial	46	33
Residential real estate	1,482	2,159
Home equity	413	407
Consumer	451	527

Total loans past due 90 days or more	2,392	3,126

Loans past due 30 to 89 days:
Commercial real estate - land and construction	392	—
Commercial real estate - improved property	2,977	318
Commercial and industrial	2,070	275
Residential real estate	5,417	3,216
Home equity	2,653	2,470
Consumer	4,060	4,726

Total loans past due 30 to 89 days	17,569	11,005

Total 30 days or more	$19,961	$14,131

Loans past due 90 days or more and accruing to total portfolio loans	0.04%	0.06%
Loans past due 30-89 days and accruing to total portfolio loans	0.28%	0.22%

Loans past due 90 days or more and accruing interest excluding TDRs decreased $0.7 million from December 31, 2015. These loans continue to accrue interest because they are both well-secured and in the process of collection. Decreases in the 90 days past due status were primarily in retail loan categories which collectively decreased $0.7 million or 24.2% from year end. Loans past due 30-89 days increased $6.6 million from December 31, 2015, primarily due to the YCB acquisition which added $5.6 million, and represented 0.28% of total loans at September 30, 2016 compared to 0.22% at December 31, 2015. The continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represented 0.69% of total portfolio loans at September 30, 2016 compared to 0.82% at December 31, 2015. The allowance increased $1.0 million from December 31, 2015 to September 30, 2016 primarily due to loan growth. If the acquired YCB and ESB loans (recorded at fair value at the date of acquisition of $1,714.1 million with no carry-over allowance) were excluded from the ratio, the allowance would approximate 0.95% of the adjusted loan total at September 30, 2016 compared to 1.09% prior to the ESB acquisition. The resulting ratio provides greater coverage over total loans and is considered by management to be a better comparison of the adequacy of the allowance. Portfolio mix shifts also affect management’s evaluation of the overall allowance.

The allowance for loans individually-evaluated decreased from December 31, 2015 to September 30, 2016 primarily due to a partial charge-off on one large individually-evaluated commercial credit of $2.3 million, while the allowance for loans collectively-evaluated increased $1.7 million to $41.9 million due to the aforementioned loan growth.

The allowance for loan commitments of $0.6 million at September 30, 2016 was unchanged from December 31, 2015.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans, including $13.9 million from YCB, were $88.4 million, or 1.42% of total loans at September 30, 2016, improving from 1.65% of total loans at September 30, 2015 and 1.57% from December 31, 2015, as credit quality continued to improve, enabling certain loans to be upgraded that were criticized but not classified throughout the economic downturn.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The increase in the allowance for commercial loans from December 31, 2015 is primarily due to organic loan growth in these categories. The allowance for residential real estate, home equity and consumer loans collectively decreased despite overall organic loan growth from lower historical loss rates in each category due to overall continued improvement in the credit quality of the portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	September 30, 2016	Percent of Total	December 31, 2015	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$4,818	11.1	$4,390	10.4
Commercial real estate - improved property	15,773	36.4	14,748	34.8
Commercial and industrial	10,187	23.5	10,002	23.6
Residential real estate	4,337	10.0	4,582	10.8
Home equity	3,010	7.0	2,883	6.8
Consumer	4,147	9.6	4,763	11.2
Deposit account overdrafts	483	1.1	342	0.9

Total allowance for loan losses	$42,755	98.7	$41,710	98.5

Allowance for loan commitments:
Commercial real estate - land and construction	$152	0.3	$157	0.4
Commercial real estate - improved property	26	0.1	26	0.1
Commercial and industrial	220	0.5	260	0.6
Residential real estate	9	0.0	7	0.0
Home equity	125	0.3	117	0.3
Consumer	44	0.1	46	0.1

Total allowance for loan commitments	576	1.3	613	1.5

Total allowance for credit losses	$43,331	100.0	$42,323	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at September 30, 2016.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2016	December 31, 2015	$ Change	% Change
Deposits
Non-interest bearing demand	$1,697,476	$1,311,455	$386,021	29.4
Interest bearing demand	1,618,514	1,152,071	466,443	40.5
Money market	1,016,300	967,561	48,739	5.0
Savings deposits	1,228,509	1,077,374	151,135	14.0
Certificates of deposit	1,573,712	1,557,838	15,874	1.0

Total deposits	$7,134,511	$6,066,299	$1,068,212	17.6

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 174 financial centers. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $1.1 billion or 17.6% during the first nine months of 2016 primarily due to the YCB acquisition, which provided $1.2 billion of additional deposits, while organic deposits decreased 2.1%. Interest bearing demand and non-interest bearing demand deposits increased 40.5% and 29.4%, respectively, while savings and money market deposits increased 14.0% and 5.0%, respectively. This growth was due to the YCB acquisition and corresponding marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities, coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Demand deposits, savings deposits and money market deposits acquired through the YCB acquisition were $607.9 million, $132.7 million and $190.8 million, respectively.

Certificates of deposit increased $15.9 million due primarily to the YCB acquisition. Certificates of deposits acquired from the YCB acquisition totaled $262.4 million, while organic balances declined 15.8% due to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to WesBanco. The decline was also impacted by lower offered rates on maturing certificates of deposit earlier in the period and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $164.7 million in total outstanding balances at September 30, 2016, of which $119.5 million represented one-way buys, compared to $243.7 million in total outstanding balances at December 31, 2015, of which $182.7 million represented one-way buys. ICS® reciprocal balances totaled $2.8 million at September 30, 2016 compared to $147.3 million at December 31, 2015. Certificates of deposit greater than $250,000 were approximately $217.7 million at September 30, 2016 compared to $232.6 million at December 31, 2015. Certificates of deposit of $100,000 or more were approximately $725.3 million at September 30, 2016 compared to $780.1 million at December 31, 2015. Certificates of deposit totaling approximately $862.0 million at September 30, 2016 with a cost of 0.56% are scheduled to mature within the next 12 months. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2016	December 31, 2015	$ Change	% Change
Federal Home Loan Bank Borrowings	$950,847	$1,041,750	$(90,903)	(8.7)
Other short-term borrowings	132,497	81,356	51,141	62.9
Subordinated debentures and junior subordinated debt owed to unconsolidated subsidiary trusts	163,364	106,196	57,168	53.8

Total	$1,246,708	$1,229,302	$17,406	1.4

Borrowings are a less significant source of funding for WesBanco compared to total deposits. During the first nine months of 2016, FHLB borrowings decreased $90.9 million from December 31, 2015. The acquisition of YCB provided $21.3 million in FHLB borrowings which were coupled with new borrowings of $65.0 million and were offset by $177.2 million in maturities, of which $20.0 million were acquired from YCB. WesBanco utilized funds provided by investment securities sales and other available cash flows to fund the maturities.

Other short-term borrowings, which consist of securities sold under agreements to repurchase and notes payable at September 30, 2016, but may also include federal funds purchased, were $132.5 million at September 30, 2016 compared to $81.4 million at December 31, 2015. The YCB acquisition provided $44.3 million in other short-term borrowings. The YCB acquisition also provided $25.0 million in subordinated debentures at the bank and $32.2 million in junior subordinated debentures at the parent company.

WesBanco renewed a revolving line of credit in September 2016, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million, of which $5.0 million was outstanding at September 30, 2016. There was no outstanding balance at December 31, 2015.

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

CAPITAL RESOURCES

Shareholders’ equity was $1.3 billion at September 30, 2016 compared to $1.1 billion at December 31, 2015. The increase resulted primarily from the issuance of $177.1 million of common stock in the YCB acquisition, and was coupled with net income during the current nine-month period of $62.4 million and a $15.9 million increase in other comprehensive income, which were partially offset by the declaration of common shareholder dividends totaling $28.9 million for the nine months ended September 30, 2016. WesBanco also increased its quarterly dividend rate to $0.24 per share in February, representing a 4.3% increase over the prior quarterly rate and a cumulative 71% increase over the last twenty-two quarters.

WesBanco purchased 128,316 shares during the nine-month period ended September 30, 2016 under the current share repurchase plans. Of these shares, 117,100 were open market purchases and occurred during the first quarter while 11,216 were shares purchased from employees for the payment of withholding taxes upon vesting of restricted stock during the second quarter. At September 30, 2016, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,123,944 shares.

On May 25, 2016, WesBanco granted 96,600 stock options to selected officers at an exercise price of $32.37. These options are service-based and vest 50% at December 31, 2016 and 50% at December 31, 2017. On the same date, WesBanco also issued 51,650 shares of restricted stock to selected officers. The restricted shares are service-based and cliff-vest 36 months from the date of grant.

On September 9, 2016, WesBanco granted 24,750 shares of restricted stock to certain commercial lenders and market presidents from YCB. The restricted shares are service-based and cliff-vest 36 months from the date of grant. In addition, WesBanco converted certain YCB restricted stock units into 8,525 restricted stock units as part of the acquisition. These awards are service-based and vest 100% within 4 months of the acquisition date.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At September 30, 2016, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of September 30, 2016, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $33.8 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			September 30, 2016			December 31, 2015
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$886,320	10.90%	$325,262	$751,748	9.38%	$320,575
Common equity tier 1	4.50%	6.50%	758,102	11.07%	308,074	656,911	11.66%	253,418
Tier 1 capital to risk-weighted assets	6.00%	8.00%	886,320	12.95%	410,765	751,748	13.35%	337,891
Total capital to risk-weighted assets	8.00%	10.00%	954,957	13.95%	547,687	794,643	14.11%	450,521
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$820,432	10.11%	$324,460	$701,384	8.77%	$320,020
Common equity tier 1	4.50%	6.50%	820,432	11.99%	307,817	701,384	12.49%	252,793
Tier 1 capital to risk-weighted assets	6.00%	8.00%	820,432	11.99%	410,422	701,384	12.49%	337,057
Total capital to risk-weighted assets	8.00%	10.00%	888,970	13.00%	547,229	743,923	13.24%	449,409

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 63.1% at September 30, 2016 and deposit balances funded 72.7% of assets.

The following table lists the sources of liquidity from assets at September 30, 2016 expected within the next year:

(in thousands)
Cash and cash equivalents	$116,132
Securities with a maturity date within the next year and callable securities	137,552
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	249,271
Loans held for sale	20,231
Accruing loans scheduled to mature	788,515
Normal loan repayments	654,218

Total sources of liquidity expected within the next year	$1,965,919

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $7.1 billion at September 30, 2016. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $862.0 million at September 30, 2016, which includes jumbo regular certificates of deposit totaling $327.7 million with a weighted-average cost of 0.61%, and jumbo CDARS® deposits of $75.1 million with a cost of 0.75%.

WesBanco maintains a line of credit with the FHLB of Pittsburgh as an additional funding source. Available credit with the FHLB was approximately $1.3 billion and $1.1 billion at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the Bank had unpledged available-for-sale securities with an amortized cost of $188.5 million, representing 15% of the available-for-sale portfolio. These securities are an available liquidity source, or such securities could be pledged to secure additional FHLB borrowings. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At September 30, 2016, WesBanco had a BIC line of credit totaling $224.5 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $285.0 million, none of which was outstanding at September 30, 2016, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $132.5 million at September 30, 2016 consisted of overnight sweep checking accounts for large commercial customers and notes payable. There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during the first nine months of 2016. The overnight sweep checking accounts require securities to be pledged equal to or greater than the average deposit balances in the related customer accounts.

        The principal sources of parent company liquidity, other than the acquisition of $17.4 million from YCB, are dividends from the Bank, $46.2 million in cash and investments on hand, and a $25.0 million revolving line of credit with another financial institution, which had a $5.0 million outstanding balance at September 30, 2016. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2016, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $33.8 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.7 billion and $1.5 billion at September 30, 2016 and December 31, 2015, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

WesBanco’s ALCO, comprised of senior management from various functional areas, monitors and manages interest rate risk within Board approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model. The model is highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The key assumptions and strategies employed are analyzed quarterly and reviewed and documented by the ALCO.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period assuming an immediate and sustained 100, 200, 300 and 400 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 10%, 12.5%, 15%, and 20% or less, respectively, of net interest income from the base model over a twelve-month period. The table below shows WesBanco’s interest rate sensitivity at September 30, 2016 and December 31, 2015 assuming a 100, 200, 300 and 400 basis point interest rate increase, compared to a base model. Due to the current low interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change is not calculated.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2016	December 31, 2015	Guidelines
+400	5.5%	N/A (1)	(20.0%)
+300	4.9%	6.2%	(15.0%)
+200	4.8%	5.5%	(12.5%)
+100	3.3%	3.6%	(10.0%)
-100	(3.2%)	(2.7%)	(10.0%)

(1)	Up 400 basis points shock was not calculated prior to 2016.

As per the table above, the earnings simulation model at September 30, 2016 currently projects that net interest income for the next twelve-month period would decrease by 3.2% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.7% for the same scenario as of December 31, 2015.

For rising rate scenarios, net interest income would increase by 3.3%, 4.8%, 4.9% and 5.5% if rates increased by 100, 200, 300 and 400 basis points, respectively, as of September 30, 2016 compared to increases of 3.6%, 5.5% and 6.2% in a 100, 200 and 300 basis point increasing rate environment as of December 31, 2015 (no 400 basis point calculation was available).

The balance sheet remains asset sensitive as of September 30, 2016, as compared to December 31, 2015, with differences resulting from changes in the mix of and growth in various earning assets and costing liabilities, changes due to the acquisition of YCB, as well as adjustments in modeling assumptions such as deposit beta rates and new loan and investment rates. Overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds and extension risk associated with residential mortgages and mortgage-backed securities, as well as other earning asset and costing liability differences versus currently modeled assumptions. In addition, variable rate commercial loans with rate floors averaging 4.15% approximated $1.3 billion at September 30, 2016, which represent approximately 32% of commercial loans, as compared to $1.0 billion or 34% of commercial loans at December 31, 2015. Approximately 57% or $721.4 million of these loans are currently priced at their floor, as compared to 52% or $526.6 million at December 31, 2015. In a 100 basis point rising rate environment, these loans may not significantly re-price from their current floor level as compared to non-floor loans. As a result of the December, 2015 federal funds rate increase affecting short-term market rates such as one and three month LIBOR, an index used frequently in the setting of commercial loan rates, fixed rate loan spreads, and back-to-back loan swaps for certain commercial loan customers, more commercial loans with floors are now scheduled to experience a rate increase in a rising rate environment, assisting asset sensitivity overall.

Given the current low interest rate environment and flatter yield curve affecting the repricing of loans and investments, WesBanco previously expected that the base case net interest margin in the near term would somewhat decrease without loan growth. However, post-YCB, the net interest margin is expected to increase 5 to 10 basis points from the mix of the acquired earning assets and costing liabilities and the positive impact from purchase accounting adjustments on the net financial assets acquired from YCB. Management currently anticipates that one additional short-term federal funds rate increase may occur during the remainder of 2016, and potentially one or two more in 2017, relatively consistent with general market and economist expectations. A delay in implementing further rate increases in an asset sensitive scenario typically would have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Maturities and repricing of higher-costing certificates of deposit in the past have served to mitigate compression from lower loan spreads in the current competitive loan environment, along with anticipated loan growth in most loan categories. However, with current CDs costing an average of 0.72%, this factor does not assist the net interest margin in the near term as new CD rates are generally similar to, or slightly higher than the rates on maturing CDs. While customers over the past few years have elected to move maturing CD balances to lower-costing transaction account types and non-deposit accounts, a portion of these balances may move to higher-costing CDs upon a more significant short-term rate increase over a period of time. Certificates of deposit runoff over the last two years, due to customer preferences, from former single service customers at ESB and due to our own retail focus on customers with multiple relationships versus single service CD customers has been replaced with FHLB and other borrowings. Certificates of deposit totaling approximately $862.0 million mature within the next year at an average cost of 0.56%. The increase in FHLB borrowings, primarily in 2015, and lengthening of their associated maturities assisted in improving the Bank’s asset sensitive position. In the current interest rate environment, with lower expectations for future rate increases, certain intermediate-term FHLB maturities may be shortened or paid off at maturity. Also, management is currently controlling the size of the balance sheet, after the YCB acquisition, to remain under $10 billion in total assets for some period of time, currently anticipated thru the end of 2017 or into 2018. In anticipation of the merger which occurred September 9, 2016, management elected to reduce the size of the investment portfolio by approximately $200 million, in combination with YCB’s pre-acquisition investment portfolio, and pay-down certain borrowings and higher cost wholesale CDs.

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

Current balance sheet strategies to reduce the potential for margin compression in the current low rate and flatter yield curve environment include:

•	increasing total loans; primarily commercial and home equity loans that have variable or adjustable rates;

•	selling an increasing amount of new residential mortgage loan production into the secondary market:

•	investing available short-term liquidity;

•	continuing marketing programs to increase consumer and home equity loans, and non-interest bearing or low-cost interest bearing checking accounts;

•	using loan swaps for customers desiring a longer-term fixed rate loan such that the Bank receives a variable rate;

•	re-mixing securities’ prepayment and maturity cash flows into loans as demand warrants, or to a lesser degree into new investments such as short-to-intermediate duration MBS and CMO securities and intermediate term tax-exempt municipal securities;

•	extending or renewing FHLB term borrowings as necessary to balance asset/liability mismatches,

•	using the CDARS® program as necessary to manage overall liability mix, and

•	managing the overall size of the balance sheet to remain under $10 billion in total assets after the recent acquisition of YCB was completed to avoid certain costs associated with the Dodd-Frank Act.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve-month period. WesBanco’s current policy limits this exposure to a change of minus 10% in net interest income from the base model for a twelve-month period and minus 15% for an extended two year rate ramp of 400 basis points. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at September 30, 2016 using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.8% over the next twelve months, compared to a 3.0% increase at December 31, 2015 and 3.0% for a 400 basis point rate ramp over two years. In addition, management utilizes a “Most Likely” forecast scenario to forecast net interest income over a rolling two year time frame, which is periodically updated and reviewed quarterly, incorporating current budget or re-forecast assumptions into the model such as estimated loan and deposit growth, asset and liability re-mixing, competitive market rates for various products and marketing promotions, and other assumptions. Such model helps to predict changes in forecasted outcomes and necessary adjustments to the plan to achieve management’s budgeted earnings goals.

WesBanco periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At September 30, 2016, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 9.6%, compared to an increase of 1.9% at December 31, 2015. In a 100 basis point falling rate environment, the model indicates an increase of 1.1%, compared to a decrease of 8.8% as of December 31, 2015. WesBanco’s policy is to limit such change to minus 10% for a 100 basis point change in interest rates, minus 20% for a 200 basis point change in interest rates, minus 30% for a 300 basis point rate change in interest rates, and minus 40% for a 400 basis point rate change in interest rates. Certain changes to the market values associated with non-maturity deposits, recently updated by a third-party vendor contracted by WesBanco, caused the change in market value of tangible equity as compared to December 31, 2015.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2016, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2016				1,123,944

July 1, 2016 to July 31, 2016
Other transactions (1)	19,970	$31.08	N/A	N/A

August 1, 2016 to August 31, 2016
Other transactions (1)	1,993	$31.61	N/A	N/A

September 1, 2016 to September 30, 2016
Other transactions (1)	3,556	$32.66	N/A	N/A

Third Quarter 2016
Other transactions (1)	25,519	31.34	N/A	N/A

Total	25,519	$31.34	—	1,123,944

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.

N/A – Not applicable

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: November 4, 2016	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)