Form 10-Q
period 2017-03-31
WESBANCO INC
filed 2017-04-27
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2017, there were 43,953,051 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks, including interest bearing amounts of $13,525 and $21,913, respectively	$115,084	$128,170
Securities:
Trading securities, at fair value	7,773	7,071
Available-for-sale, at fair value	1,225,069	1,241,176
Held-to-maturity (fair values of $1,071,009 and $1,076,790, respectively)	1,057,753	1,067,967

Total securities	2,290,595	2,316,214

Loans held for sale	11,480	17,315

Portfolio loans, net of unearned income	6,312,172	6,249,436
Allowance for loan losses	(44,061)	(43,674)

Net portfolio loans	6,268,111	6,205,762

Premises and equipment, net	134,949	133,297
Accrued interest receivable	28,923	28,299
Goodwill and other intangible assets, net	591,539	593,187
Bank-owned life insurance	189,286	188,145
Other assets	170,914	180,488

Total Assets	$9,800,881	$9,790,877

LIABILITIES
Deposits:
Non-interest bearing demand	$1,844,003	$1,789,522
Interest bearing demand	1,599,536	1,546,890
Money market	1,029,440	995,477
Savings deposits	1,253,652	1,213,168
Certificates of deposit	1,419,104	1,495,822

Total deposits	7,145,735	7,040,879

Federal Home Loan Bank borrowings	937,104	968,946
Other short-term borrowings	115,643	199,376
Subordinated debt and junior subordinated debt	164,177	163,598

Total borrowings	1,216,924	1,331,920

Accrued interest payable	2,422	2,204
Other liabilities	76,647	74,466

Total Liabilities	8,441,728	8,449,469

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2017 and 2016, respectively; 43,953,051 and 43,931,715 shares issued, respectively; 43,953,051 and 43,931,715 shares outstanding, respectively	91,568	91,524
Capital surplus	681,471	680,507
Retained earnings	611,528	597,071
Treasury stock (0 shares in 2017 and 2016, respectively, at cost)	—	—
Accumulated other comprehensive loss	(24,841)	(27,126)
Deferred benefits for directors	(573)	(568)

Total Shareholders’ Equity	1,359,153	1,341,408

Total Liabilities and Shareholders’ Equity	$9,800,881	$9,790,877

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$64,898	$52,338
Interest and dividends on securities:
Taxable	9,596	10,217
Tax-exempt	4,891	4,521

Total interest and dividends on securities	14,487	14,738

Other interest income	539	525

Total interest and dividend income	79,924	67,601

INTEREST EXPENSE
Interest bearing demand deposits	1,093	507
Money market deposits	574	456
Savings deposits	181	165
Certificates of deposit	2,411	2,659

Total interest expense on deposits	4,259	3,787

Federal Home Loan Bank borrowings	2,836	3,068
Other short-term borrowings	297	82
Subordinated debt and junior subordinated debt	1,813	822

Total interest expense	9,205	7,759

NET INTEREST INCOME	70,719	59,842
Provision for credit losses	2,711	2,324

Net interest income after provision for credit losses	68,008	57,518

NON-INTEREST INCOME
Trust fees	6,143	5,711
Service charges on deposits	4,853	3,952
Electronic banking fees	4,528	3,604
Net securities brokerage revenue	1,762	1,896
Bank-owned life insurance	1,140	973
Net gains on sales of mortgage loans	1,440	548
Net securities gains	12	1,111
Net loss on other real estate owned and other assets	(76)	(18)
Other income	3,082	1,616

Total non-interest income	22,884	19,393

NON-INTEREST EXPENSE
Salaries and wages	23,002	19,180
Employee benefits	8,210	7,077
Net occupancy	4,327	3,591
Equipment	4,042	3,428
Marketing	824	973
FDIC insurance	827	1,166
Amortization of intangible assets	1,273	730
Restructuring and merger-related expense	491	—
Other operating expenses	11,388	9,198

Total non-interest expense	54,384	45,343

Income before provision for income taxes	36,508	31,568
Provision for income taxes	10,622	8,694

NET INCOME	$25,886	$22,874

EARNINGS PER COMMON SHARE
Basic	$0.59	$0.60
Diluted	$0.59	$0.60

AVERAGE COMMON SHARES OUTSTANDING
Basic	43,947,563	38,386,983
Diluted	44,020,765	38,402,316

DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.24

COMPREHENSIVE INCOME	$28,171	$35,471

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017 and 2016

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Deferred Benefits for Directors	Total
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount
December 31, 2016	43,931,715	$91,524	$680,507	$597,071	$—	$(27,126)	$(568)	$1,341,408

Net income	—	—	—	25,886	—	—	—	25,886
Other comprehensive income	—	—	—	—	—	2,285	—	2,285

Comprehensive income	—	—	—	—	—	—	—	28,171
Common dividends declared ($0.26 per share)	—	—	—	(11,429)	—	—	—	(11,429)
Stock options exercised	17,634	36	490	—	—	—	—	526
Issuance of restricted stock	3,702	8	(8)	—	—	—	—	—
Stock compensation expense	—	—	477	—	—	—	—	477
Deferred benefits for directors- net	—	—	5	—	—	—	(5)	—

March 31, 2017	43,953,051	$91,568	$681,471	$611,528	$—	$(24,841)	$(573)	$1,359,153

December 31, 2015	38,459,635	$80,304	$516,294	$549,921	$(2,640)	$(20,954)	$(793)	$1,122,132

Net income	—	—	—	22,874	—	—	—	22,874
Other comprehensive income	—	—	—	—	—	12,597	—	12,597

Comprehensive income	—	—	—	—	—	—	—	35,471
Common dividends declared ($0.24 per share)	—	—	—	(9,203)	—	—	—	(9,203)
Treasury shares acquired	(117,101)	—	—	—	(3,317)	—	—	(3,317)
Stock options exercised	20,000	—	(146)	—	622	—	—	476
Stock compensation expense	—	—	351	—	—	—	—	351
Deferred benefits for directors- net	—	—	(239)	—	—	—	239	—

March 31, 2016	38,362,534	$80,304	$516,260	$563,592	$(5,335)	$(8,357)	$(554)	$1,145,910

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$47,508	$40,275

INVESTING ACTIVITIES
Net increase in loans held for investment	(63,701)	(70,534)
Securities available-for-sale:
Proceeds from sales	—	15,026
Proceeds from maturities, prepayments and calls	59,043	83,528
Purchases of securities	(41,742)	(51,020)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	24,367	22,248
Purchases of securities	(16,023)	(15,848)
Proceeds from bank-owned life insurance	—	14
Purchases of premises and equipment – net	(2,311)	(526)

Net cash used in investing activities	(40,367)	(17,112)

FINANCING ACTIVITIES
Increase in deposits	105,344	77,050
Proceeds from Federal Home Loan Bank borrowings	170,000	—
Repayment of Federal Home Loan Bank borrowings	(201,825)	(2,443)
Decrease in other short-term borrowings	(25,733)	(4,726)
Decrease in federal funds purchased	(58,000)	—
Dividends paid to common shareholders	(10,539)	(8,859)
Issuance of common stock	526	—
Treasury shares purchased – net	—	(2,897)

Net cash (used in) provided by financing activities	(20,227)	58,125

Net (decrease) increase in cash and cash equivalents	(13,086)	81,288
Cash and cash equivalents at beginning of the period	128,170	86,685

Cash and cash equivalents at end of the period	$115,084	$167,973

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$9,441	$7,914
Income taxes paid	250	1,100
Transfers of loans to other real estate owned	77	336

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Recent accounting pronouncements — In March 2017, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) (ASU 2017-08) that shortens the amortization period of certain callable debt securities held at a premium. The premium is required to be amortized to the earliest call date. Securities held at a discount continue to be amortized to maturity. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which for WesBanco will be effective for the fiscal year beginning January 1, 2019. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07 that changes how employer-sponsored defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual period (i.e., only in the first interim period). For WesBanco, this update will be effective for the fiscal year beginning January 1, 2018. Upon adoption, WesBanco will reclassify the service cost component from employee benefits to salaries and wages, which are both components of non-interest expense. The service cost component for the three months ending March 31, 2017 was $0.6 million.

In January 2017, the FASB issued ASU 2017-04 that eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Public business entities that are a U.S. Securities and Exchange Commission filer should adopt this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for WesBanco will be effective for the fiscal year beginning January 1, 2020. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for WesBanco will be effective for the fiscal year beginning January 1, 2018. WesBanco is currently evaluating the potential impact of ASU 2017-01 but it is not expected that the adoption of this new standard will have a material impact on WesBanco’s Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16 that provides the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in generally accepted accounting principles. The exception has led to diversity in practice and is a source of complexity in financial reporting. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, which for WesBanco will be effective for the fiscal year beginning January 1, 2018. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, which amends the principle versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. While WesBanco is currently evaluating the impact of this standard on individual customer contracts, management has evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. WesBanco currently anticipates this standard will not have a material impact on its Consolidated Financial Statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and BOLI are accounted for under other U.S. GAAP standards and out of scope of ASC 606 revenue standard. The Company plans to adopt the revenue recognition standard as of January 1, 2018. The Company is currently reviewing all streams of revenue that may be subject to this revised guidance. While WesBanco has not yet identified any material changes to the timing of revenue recognition, the Company’s review is ongoing.

In January 2014, the FASB issued ASU No. 2014-01, which applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. WesBanco made an accounting policy election to adopt the ASU in the first quarter of 2017. With the adoption of this pronouncement, WesBanco now classifies the amortization of the investment as a component of income tax expense (benefit). The amount for the three months ending March 31, 2017 was $0.5 million, which is included in income tax expense within WesBanco’s Consolidated Financial Statements.

NOTE 2. MERGERS AND ACQUISITIONS

On September 9, 2016, WesBanco completed its acquisition of Your Community Bankshares, Inc. (“YCB”), and its wholly-owned banking subsidiary, Your Community Bank (“YCB Bank”), an Indiana state-chartered commercial bank headquartered in New Albany, Indiana. The transaction expanded WesBanco’s franchise into Kentucky and southern Indiana.

On the acquisition date, YCB had approximately $1.5 billion in total assets, excluding goodwill, including approximately $1.0 billion in loans and $173.2 million in securities. The YCB acquisition was valued at $220.5 million, based on WesBanco’s closing stock price on September 9, 2016 of $32.62, and resulted in WesBanco issuing 5,423,348 shares of its common stock and $43.3 million in cash in exchange for all of the outstanding shares of YCB common stock. The assets and liabilities of YCB were recorded on WesBanco’s balance sheet at their preliminary estimated fair value as of September 9, 2016, the acquisition date, and YCB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. Due to the timing of the acquisition relative to the end of the reporting period, the fair values for certain assets and liabilities acquired from YCB on September 9, 2016 represented preliminary estimates. Based on the purchase price allocation, WesBanco recorded $92.3 million in goodwill and $12.0 million in core deposit intangibles in its Community Banking segment, representing the principal change in goodwill and intangibles in 2016. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

For the three months ended March 31, 2017 and for the twelve months ended December 31, 2016, WesBanco recorded merger-related expenses of $0.5 million and $13.3 million, respectively, associated with the YCB acquisition.

The purchase price of the YCB acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	September 9, 2016
Purchase Price:
Fair value of WesBanco shares issued	$177,149
Cash consideration for outstanding YCB shares	43,349

Total purchase price	$220,498
Fair value of:
Tangible assets acquired	$1,398,921
Core deposit and other intangible assets acquired	11,957
Liabilities assumed	(1,330,887)
Net cash received in the acquisition	48,212

Fair value of net assets acquired	128,203

Goodwill recognized	$92,295

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition.

(unaudited, in thousands)	September 9, 2016
Assets acquired
Cash and due from banks	$48,212
Securities	173,223
Loans	1,012,410
Goodwill and other intangible assets	104,252
Accrued income and other assets (1)	213,288

Total assets acquired	$1,551,385

Liabilities assumed
Deposits	$1,193,010
Borrowings	123,001
Accrued expenses and other liabilities	14,876

Total liabilities assumed	1,330,887

Net assets acquired	$220,498

(1)	Includes receivables of $105.8 million from the sale of available-for-sale securities prior to the acquisition date.

The following table presents the changes in the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of December 31, 2016:

(unaudited, in thousands)	September 9, 2016
Goodwill recognized as of December 31, 2016	$92,889
Change in fair value of net assets acquired:
Assets
Loans	(1,156)
Accrued income and other assets	1,481
Liabilities
Borrowings	—
Accrued expenses and other liabilities	269

Fair value of net assets acquired	$594

Reduction in goodwill recognized	(594)

Goodwill recognized as of March 31, 2017	$92,295

The Company expects to finalize the purchase accounting of YCB within one year of the date of the acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2017	2016
Numerator for both basic and diluted earnings per common share:
Net income	$25,886	$22,874

Denominator:
Total average basic common shares outstanding	43,947,563	38,386,983
Effect of dilutive stock options and other stock compensation	73,202	15,333

Total diluted average common shares outstanding	44,020,765	38,402,316

Earnings per common share – basic	$0.59	$0.60
Earnings per common share – diluted	$0.59	$0.60

All stock options were included in the computation of diluted shares for the three months ended March 31, 2017 while 167,750 shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2016 because to do so would have been anti-dilutive. No contingently issuable shares were estimated to be awarded under the 2016 and 2017 total shareholder return plans as the stock performance targets were not met for the measurement periods ending March 31, 2017.

On September 9, 2016, WesBanco issued 5,423,348 shares of common stock (109,257 of which shares were treasury stock) to complete its acquisition of YCB. These shares are included in average shares outstanding beginning on that date. For additional information relating to the YCB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	March 31, 2017				December 31, 2016
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government sponsored entities and agencies	$44,316	$—	$(592)	$43,724	$54,803	$3	$(763)	$54,043
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,044,672	930	(16,688)	1,028,914	1,052,397	911	(18,209)	1,035,099
Obligations of states and political subdivisions	109,591	3,244	(1,267)	111,568	110,208	3,114	(1,659)	111,663
Corporate debt securities	35,278	215	(98)	35,395	35,292	117	(108)	35,301

Total debt securities	$1,233,857	$4,389	$(18,645)	$1,219,601	$1,252,700	$4,145	$(20,739)	$1,236,106
Equity securities	4,263	1,237	(32)	5,468	4,062	1,032	(24)	5,070

Total available-for-sale securities	$1,238,120	$5,626	$(18,677)	$1,225,069	$1,256,762	$5,177	$(20,763)	$1,241,176

Held-to-maturity
U.S. Government sponsored entities and agencies	$13,140	$—	$(349)	$12,791	$13,394	$—	$(414)	$12,980
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	205,126	1,195	(2,278)	204,043	215,141	1,279	(2,563)	213,857
Obligations of states and political subdivisions	805,088	17,363	(3,130)	819,321	805,019	15,652	(5,529)	815,142
Corporate debt securities	34,399	477	(22)	34,854	34,413	418	(20)	34,811

Total held-to-maturity securities	$1,057,753	$19,035	$(5,779)	$1,071,009	$1,067,967	$17,349	$(8,526)	$1,076,790

Total	$2,295,873	$24,661	$(24,456)	$2,296,078	$2,324,729	$22,526	$(29,289)	$2,317,966

Trading securities, which consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $7.8 million and $7.1 million, at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, and December 31, 2016, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2017. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	March 31, 2017
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
U.S. Government sponsored entities and agencies	$—	$11,978	$16,786	$6,860	$8,100	$43,724
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	1,028,914	1,028,914
Obligations of states and political subdivisions	8,480	20,981	37,437	44,670	—	111,568
Corporate debt securities	—	30,391	3,076	1,928	—	35,395
Equity securities (2)	—	—	—	—	5,468	5,468

Total available-for-sale securities	$8,480	$63,350	$57,299	$53,458	$1,042,482	$1,225,069

Held-to-maturity (3)
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$12,791	$12,791
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	204,043	204,043
Obligations of states and political subdivisions	730	76,522	407,302	334,767	—	819,321
Corporate debt securities	—	974	33,880	—	—	34,854

Total held-to-maturity securities	$730	$77,496	$441,182	$334,767	$216,834	$1,071,009

Total	$9,210	$140,846	$498,481	$388,225	$1,259,316	$2,296,078

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $1.1 billion.

Securities with aggregate fair values of $1.2 billion at March 31, 2017 and December 31, 2016, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $0 and $15.0 million for the three months ended March 31, 2017 and 2016, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income net of tax, as of March 31, 2017 and December 31, 2016 were $8.2 million and $9.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity securities for the three months ended March 31, 2017 and 2016, respectively. Gains and losses due to fair value fluctuations on trading securities are included in non-interest income under other income, with an offsetting entry in compensation expense.

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2017	2016
Gross realized gains	$12	$1,137
Gross realized losses	—	(26)

Net realized gains	$12	$1,111

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$46,533	$(923)	10	$9,982	$(18)	1	$56,515	$(941)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,012,368	(16,672)	246	62,784	(2,294)	17	1,075,152	(18,966)	263
Obligations of states and political subdivisions	254,893	(4,340)	433	2,433	(57)	4	257,326	(4,397)	437
Corporate debt securities	1,928	(59)	1	10,013	(61)	3	11,941	(120)	4
Equity securities	1,798	(32)	3	—	—	—	1,798	(32)	3

Total temporarily impaired securities	$1,317,520	$(22,026)	693	$85,212	$(2,430)	25	$1,402,732	$(24,456)	718

	December 31, 2016
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$58,108	$(1,177)	11	$—	$—	—	$58,108	$(1,177)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,057,343	(18,558)	246	59,518	(2,214)	16	1,116,861	(20,772)	262
Obligations of states and political subdivisions	364,583	(7,121)	604	2,047	(67)	3	366,630	(7,188)	607
Corporate debt securities	10,011	(78)	3	5,973	(50)	2	15,984	(128)	5
Equity securities	2,938	(24)	2	—	—	—	2,938	(24)	2

Total temporarily impaired securities	$1,492,983	$(26,958)	866	$67,538	$(2,331)	21	$1,560,521	$(29,289)	887

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $45.1 million and $46.4 million at March 31, 2017 and December 31, 2016, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs and discounts on purchased loans. The deferred loan fees and costs were $0.5 million and $0.3 million at March 31, 2017 and December 31, 2016, respectively. The discounts on purchased loans from acquisitions was $26.2 million, including $13.5 million related to YCB, and $24.1 million at March 31, 2017 and December 31, 2016, respectively.

(unaudited, in thousands)	March 31, 2017	December 31, 2016
Commercial real estate:
Land and construction	$552,285	$496,539
Improved property	2,400,318	2,376,972

Total commercial real estate	2,952,603	2,873,511

Commercial and industrial	1,106,719	1,088,118
Residential real estate	1,367,132	1,383,390
Home equity	508,411	508,359
Consumer	377,307	396,058

Total portfolio loans	6,312,172	6,249,436

Loans held for sale	11,480	17,315

Total loans	$6,323,652	$6,266,751

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Three Months Ended March 31, 2017 and 2016
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2016:
Allowance for loan losses	$4,348	$18,628	$8,412	$4,106	$3,422	$3,998	$760	$43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total beginning allowance for credit losses	4,499	18,645	8,600	4,115	3,584	4,042	760	44,245

Provision for credit losses:
Provision for loan losses	(425)	983	832	330	365	583	66	2,734
Provision for loan commitments	(8)	—	(31)	1	17	(2)	—	(23)

Total provision for credit losses	(433)	983	801	331	382	581	66	2,711

Charge-offs	—	(602)	(880)	(404)	(108)	(1,287)	(338)	(3,619)
Recoveries	52	251	376	78	48	369	98	1,272

Net charge-offs	52	(351)	(504)	(326)	(60)	(918)	(240)	(2,347)

Balance at March 31, 2017:
Allowance for loan losses	3,975	19,260	8,740	4,110	3,727	3,663	586	44,061
Allowance for loan commitments	143	17	157	10	179	42	—	548

Total ending allowance for credit losses	$4,118	$19,277	$8,897	$4,120	$3,906	$3,705	$586	$44,609

Balance at December 31, 2015:
Allowance for loan losses	$4,390	$14,748	$10,002	$4,582	$2,883	$4,763	$342	$41,710
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total beginning allowance for credit losses	4,547	14,774	10,262	4,589	3,000	4,809	342	42,323

Provision for credit losses:
Provision for loan losses	1,387	716	(37)	(279)	(154)	416	298	2,347
Provision for loan commitments	57	(14)	(64)	(2)	1	(1)	—	(23)

Total provision for credit losses	1,444	702	(101)	(281)	(153)	415	298	2,324

Charge-offs	—	(878)	(20)	(176)	(72)	(1,183)	(169)	(2,498)
Recoveries	1	240	35	186	53	375	76	966

Net charge-offs	1	(638)	15	10	(19)	(808)	(93)	(1,532)

Balance at March 31, 2016:
Allowance for loan losses	5,778	14,826	9,980	4,313	2,710	4,371	547	42,525
Allowance for loan commitments	214	12	196	5	118	45	—	590

Total ending allowance for credit losses	$5,992	$14,838	$10,176	$4,318	$2,828	$4,416	$547	$43,115

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over-draft	Total
March 31, 2017
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$1,612	$—	$—	$—	$—	$—	$1,612
Allowance for loans collectively evaluated for impairment	3,975	17,648	8,740	4,110	3,727	3,663	586	42,449
Allowance for loan commitments	143	17	157	10	179	42	—	548

Total allowance for credit losses	$4,118	$19,277	$8,897	$4,120	$3,906	$3,705	$586	$44,609

Portfolio loans:
Individually evaluated for impairment (1)	$—	$6,841	$—	$—	$—	$—	$—	$6,841
Collectively evaluated for impairment	550,722	2,383,888	1,105,684	1,366,307	508,411	377,298	—	6,292,310
Acquired with deteriorated credit quality	1,563	9,589	1,035	825	—	9	—	13,021

Total portfolio loans	$552,285	$2,400,318	$1,106,719	$1,367,132	$508,411	$377,307	$—	$6,312,172

December 31, 2016
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$470	$407	$—	$—	$—	$—	$877
Allowance for loans collectively evaluated for impairment	4,348	18,158	8,005	4,106	3,422	3,998	760	42,797
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total allowance for credit losses	$4,499	$18,645	$8,600	$4,115	$3,584	$4,042	$760	$44,245

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,012	$1,270	$—	$—	$—	$—	$4,282
Collectively evaluated for impairment	494,928	2,364,067	1,086,445	1,382,447	508,359	396,049	—	6,232,295
Acquired with deteriorated credit quality	1,611	9,893	403	943	—	9	—	12,859

Total portfolio loans	$496,539	$2,376,972	$1,088,118	$1,383,390	$508,359	$396,058	$—	$6,249,436

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2017
Pass	$545,107	$2,339,269	$1,089,934	$3,974,310
Criticized - compromised	4,500	25,414	6,986	36,900
Classified - substandard	2,678	35,635	9,799	48,112
Classified - doubtful	—	—	—	—

Total	$552,285	$2,400,318	$1,106,719	$4,059,322

As of December 31, 2016
Pass	$489,380	$2,324,755	$1,072,751	$3,886,886
Criticized - compromised	4,405	15,295	5,078	24,778
Classified - substandard	2,754	36,922	10,289	49,965
Classified - doubtful	—	—	—	—

Total	$496,539	$2,376,972	$1,088,118	$3,961,629

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $20.5 million at March 31, 2017 and $20.6 million at December 31, 2016, of which $2.2 and $3.4 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired YCB Loans — The carrying amount of loans acquired from YCB with deteriorated credit quality at March 31, 2017 and December 31, 2016 was $6.2 million and $5.7 million, respectively, of which $0.9 million and $1.4 million, respectively, were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and therefore are categorized as non-accrual. At March 31, 2017, the accretable yield was $0.9 million. At March 31, 2017 and December 31, 2016, no allowance for loan loss has been recognized related to the acquired impaired loans.

Acquired ESB Loans — The carrying amount of loans acquired from ESB with deteriorated credit quality at March 31, 2017 and December 31, 2016 was $6.9 million and $7.2 million, respectively, of which $3.7 million and $0, respectively, were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and therefore are categorized as non-accrual. At March 31, 2017, the accretable yield was $0.6 million. At March 31, 2017 and December 31, 2016 an allowance for loan loss of $2.0 million and $1.8 million, respectively, has been recognized related to the acquired impaired loans, as the estimates for future cash flows on these loans have been negatively impacted.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Three Months Ended
(unaudited, in thousands)	March 31, 2017	March 31, 2016
Balance at beginning of period	$1,717	$1,206
Acquisitions	—	—
Reduction due to change in projected cash flows	(200)	—
Reclass from non-accretable difference	174	1,033
Transfers out	—	(328)
Accretion	(151)	(134)

Balance at end of period	$1,540	$1,777

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2017
Commercial real estate:
Land and construction	$551,994	$—	$—	$291	$291	$552,285	$10
Improved property	2,387,197	1,225	4,172	7,724	13,121	2,400,318	315

Total commercial real estate	2,939,191	1,225	4,172	8,015	13,412	2,952,603	325
Commercial and industrial	1,101,314	587	1,402	3,416	5,405	1,106,719	225
Residential real estate	1,354,217	3,841	1,630	7,444	12,915	1,367,132	400
Home equity	502,141	1,347	861	4,062	6,270	508,411	1,376
Consumer	373,249	2,655	705	698	4,058	377,307	440

Total portfolio loans	6,270,112	9,655	8,770	23,635	42,060	6,312,172	2,766
Loans held for sale	11,480	—	—	—	—	11,480	—

Total loans	$6,281,592	$9,655	$8,770	$23,635	$42,060	$6,323,652	$2,766

Impaired loans included above are as follows:
Non-accrual loans	$11,976	$1,030	$5,467	$20,854	$27,351	$39,327
TDRs accruing interest (1)	6,677	400	102	15	517	7,194

Total impaired	$18,653	$1,430	$5,569	$20,869	$27,868	$46,521

As of December 31, 2016
Commercial real estate:
Land and construction	$496,245	$—	$—	$294	$294	$496,539	$—
Improved property	2,367,790	1,154	363	7,665	9,182	2,376,972	318

Total commercial real estate	2,864,035	1,154	363	7,959	9,476	2,873,511	318
Commercial and industrial	1,082,390	2,508	1,011	2,209	5,728	1,088,118	229
Residential real estate	1,365,956	6,701	1,043	9,690	17,434	1,383,390	1,922
Home equity	502,087	2,358	862	3,052	6,272	508,359	626
Consumer	390,354	3,674	1,149	881	5,704	396,058	644

Total portfolio loans	6,204,822	16,395	4,428	23,791	44,614	6,249,436	3,739
Loans held for sale	17,315	—	—	—	—	17,315	—

Total loans	$6,222,137	$16,395	$4,428	$23,791	$44,614	$6,266,751	$3,739

Impaired loans included above are as follows:
Non-accrual loans	$7,570	$3,479	$923	$19,812	$24,214	$31,784
TDRs accruing interest (1)	7,014	342	50	240	632	7,646

Total impaired	$14,584	$3,821	$973	$20,052	$24,846	$39,430

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2017			December 31, 2016
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$584	$409	$—	$1,212	$766	$—
Improved property	15,633	11,099	—	9,826	8,141	—
Commercial and industrial	9,348	4,443	—	4,456	3,181	—
Residential real estate	20,299	18,590	—	20,152	18,305	—
Home equity	4,920	4,361	—	4,589	4,011	—
Consumer	906	778	—	884	744	—

Total impaired loans without a specific allowance	51,690	39,680	—	41,119	35,148	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	6,841	6,841	1,612	3,012	3,012	470
Commercial and industrial	—	—	—	4,875	1,270	407

Total impaired loans with a specific allowance	6,841	6,841	1,612	7,887	4,282	877

Total impaired loans	$58,531	$46,521	$1,612	$49,006	$39,430	$877

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$588	$—	$1,434	$6
Improved property	9,620	346	10,446	84
Commercial and industrial	3,812	2	3,374	41
Residential real estate	18,448	69	16,929	239
Home equity	4,186	5	3,157	24
Consumer	761	2	1,096	18

Total impaired loans without a specific allowance	37,415	424	36,436	412

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	4,927	—	3,012	—
Commercial and industrial	635	—	4,723	32

Total impaired loans with a specific allowance	5,562	—	7,735	32

Total impaired loans	$42,977	$424	$44,171	$444

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	March 31, 2017	December 31, 2016
Commercial real estate:
Land and construction	$409	$766
Improved property	16,352	9,535

Total commercial real estate	16,761	10,301

Commercial and industrial	4,296	4,299
Residential real estate	13,672	12,994
Home equity	3,902	3,538
Consumer	696	652

Total	$39,327	$31,784

(1)	At March 31, 2017, there were four borrowers with loans greater than $1.0 million totaling $10.5 million. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2017			December 31, 2016
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$7	$7	$—	$8	$8
Improved property	1,588	572	2,160	1,618	688	2,306

Total commercial real estate	1,588	579	2,167	1,618	696	2,314

Commercial and industrial	147	261	408	152	151	303
Residential real estate	4,918	1,940	6,858	5,311	2,212	7,523
Home equity	459	329	788	473	297	770
Consumer	82	164	246	92	190	282

Total	$7,194	$3,273	$10,467	$7,646	$3,546	$11,192

As of March 31, 2017, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had no unfunded commitments to debtors whose loans were classified as impaired as of March 31, 2017 or December 31, 2016.

The following tables present details related to loans identified as TDRs during the three months ended March 31, 2017 and 2016, respectively:

	New TDRs (1) For the Three Months Ended
	March 31, 2017			March 31, 2016
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—

Total commercial real estate	—	—	—	—	—	—

Commercial and industrial	2	126	122	—	—	—
Residential real estate	1	10	9	—	—	—
Home equity	1	44	43	—	—	—
Consumer	2	84	21	—	—	—

Total	6	$264	$195	—	$—	$—

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2017 and 2016, respectively, that were restructured within the last twelve months prior to March 31, 2017 and 2016, respectively:

	Defaulted TDRs (1)		Defaulted TDRs (1)
	For the Three Months Ended		For the Three Months Ended
	March 31, 2017		March 31, 2016
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	1	9	—	—

Total	1	$9	—	$—

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2017 and 2016, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loan in the table above was not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	March 31, 2017	December 31, 2016
Other real estate owned	$7,910	$8,206
Repossessed assets	123	140

Total other real estate owned and repossessed assets	$8,033	$8,346

At March 31, 2017, other real estate owned includes $3.0 million from the YCB acquisition. Residential real estate included in other real estate owned at March 31, 2017 and December 31, 2016 was $2.5 million and $1.6 million, respectively. At March 31, 2017 and December 31, 2016, formal foreclosure proceedings were in process on residential real estate loans totaling $3.1 million and $4.1 million, respectively.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2017	2016
Service cost – benefits earned during year	$636	$696
Interest cost on projected benefit obligation	1,084	1,324
Expected return on plan assets	(1,886)	(1,919)
Amortization of prior service cost	6	6
Amortization of net loss	794	694

Net periodic pension cost	$634	$801

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $2.7 million is due for 2017, which could be all or partially offset by the Plan’s $46.9 million available credit balance. WesBanco currently expects to make a voluntary contribution of approximately $5.0 million to the Plan in 2017.

On September 9, 2016, WesBanco assumed YCB’s obligation for a predecessor bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Plan”). The participating employer plan has been frozen to new participants since 2002. WesBanco is in the process of spinning off the assets from the Pentegra Plan, and has contributed approximately $2.8 million to satisfy the estimated final costs to do so. This estimated spin off will have no impact on earnings as the liability was included in YCB’s balance sheet as of the acquisition date. The distributed assets from the Pentegra Plan will be transferred to a plan, providing substantially the same benefits to the participants prior to its merger into the WesBanco Defined Benefit Pension Plan later in 2017.

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

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

		March 31, 2017
		Fair Value Measurements Using:
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Trading securities	$7,773	$6,328	$—	$—	$1,445
Securities - available-for-sale
U.S. Government sponsored entities and agencies	43,724	—	43,724	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,028,914	—	1,028,914	—	—
Obligations of state and political subdivisions	111,568	—	111,568	—	—
Corporate debt securities	35,395	—	35,395	—	—
Equity securities	5,468	3,133	2,335	—	—

Total securities - available-for-sale	$1,225,069	$3,133	$1,221,936	$—	$—

Other assets - interest rate derivatives agreements	$6,386	$—	$6,386	$—	$—

Total assets recurring fair value measurements	$1,239,228	$9,461	$1,228,322	$—	$1,445

Other liabilities - interest rate derivatives agreements	$6,184	$—	$6,184	$—	$—

Total liabilities recurring fair value measurements	$6,184	$—	$6,184	$—	$—

Nonrecurring fair value measurements
Impaired loans	$5,229	$—	$—	$5,229	$—
Other real estate owned and repossessed assets	8,033	—	—	8,033	—
Loans held for sale	11,480	—	11,480	—	—

Total nonrecurring fair value measurements	$24,742	$—	$11,480	$13,262	$—

		December 31, 2016
		Fair Value Measurements Using:
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Trading securities	$7,071	$5,633	$—	$—	$1,438
Securities - available-for-sale
U.S. Government sponsored entities and agencies	54,043	—	54,043	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,035,099	—	1,035,099	—	—
Obligations of state and political subdivisions	111,663	—	111,663	—	—
Corporate debt securities	35,301	—	35,301	—	—
Equity securities	5,070	2,938	2,132	—	—

Total securities - available-for-sale	$1,241,176	$2,938	$1,238,238	$—	$—

Other assets - interest rate derivatives agreements	$5,596	$—	$5,596	$—	$—

Total assets recurring fair value measurements	$1,253,843	$8,571	$1,243,834	$—	$1,438

Other liabilities - interest rate derivatives agreements	$5,199	$—	$5,199	$—	$—

Total liabilities recurring fair value measurements	$5,199	$—	$5,199	$—	$—

Nonrecurring fair value measurements
Impaired loans	$3,405	$—	$—	$3,405	$—
Other real estate owned and repossessed assets	8,346	—	—	8,346	—
Loans held for sale	17,315	—	17,315	—	—

Total nonrecurring fair value measurements	$29,066	$—	$17,315	$11,751	$—

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three months ended March 31, 2017 or for the year ended December 31, 2016.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
March 31, 2017
Impaired loans	$5,229	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (20.0%) / (6.8%)
			Liquidation expenses (2)	(6.4%) to (8.0%) / (7.5%)
Other real estate owned and repossessed assets	8,033	Appraisal of collateral (1), (3)
December 31, 2016:
Impaired loans	$3,405	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (70.0%) / (36.6%)
			Liquidation expenses (2)	(1.5%) to (8.0%) / (4.6%)
Other real estate owned and repossessed assets	8,346	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at March 31, 2017
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$115,084	$115,084	$115,084	$—	$—	$—
Trading securities	7,773	7,773	6,328	—	—	1,445
Securities available-for-sale	1,225,069	1,225,069	3,133	1,221,936	—	—
Securities held-to-maturity	1,057,753	1,071,009	—	1,070,398	611	—
Net loans	6,268,111	6,113,677	—	—	6,113,677	—
Loans held for sale	11,480	11,480	—	11,480	—	—
Other assets - interest rate derivatives	6,386	6,386	—	6,386
Accrued interest receivable	28,923	28,923	28,923	—	—	—
Financial Liabilities
Deposits	7,145,735	7,156,963	5,726,630	1,430,333	—	—
Federal Home Loan Bank borrowings	937,104	935,548	—	935,548	—	—
Other borrowings	115,643	115,627	113,497	2,130	—	—
Subordinated debt and junior subordinated debt	164,177	133,541	—	133,541	—	—
Other liabilities - interest rate derivatives	6,184	6,184	—	6,184
Accrued interest payable	2,422	2,422	2,422	—	—	—

			Fair Value Measurements at December 31, 2016
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$128,170	$128,170	$128,170	$—	$—	$—
Trading securities	7,071	7,071	5,633	—	—	1,438
Securities available-for-sale	1,241,176	1,241,176	2,938	1,238,238	—	—
Securities held-to-maturity	1,067,967	1,076,790	—	1,076,189	601	—
Net loans	6,205,762	6,073,558	—	—	6,073,558	—
Loans held for sale	17,315	17,315	—	17,315	—	—
Other assets - interest rate derivatives	5,596	5,596	—	5,596	—	—
Accrued interest receivable	28,299	28,299	28,299	—	—	—
Financial Liabilities
Deposits	7,040,879	7,052,501	5,545,057	1,507,444	—	—
Federal Home Loan Bank borrowings	968,946	974,430	—	974,430	—	—
Other borrowings	199,376	199,385	197,164	2,221	—	—
Subordinated debt and junior subordinated debt	163,598	134,859	—	134,859	—	—
Other liabilities - interest rate derivatives	5,199	5,199	—	5,199	—	—
Accrued interest payable	2,204	2,204	2,204	—	—	—

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

NOTE 8. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the three months ended March 31, 2017 and 2016 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

Other comprehensive income before reclassifications	—	1,680	—	1,680
Amounts reclassified from accumulated other comprehensive income	655	—	(50)	605

Period change	655	1,680	(50)	2,285

Balance at March 31, 2017	$(17,103)	$(8,210)	$472	$(24,841)

Balance at December 31, 2015	$(17,539)	$(4,162)	$747	$(20,954)

Other comprehensive income before reclassifications	—	12,912	—	12,912
Amounts reclassified from accumulated other comprehensive income	404	(669)	(50)	(315)

Period change	404	12,243	(50)	12,597

Balance at March 31, 2016	$(17,135)	$8,081	$697	$(8,357)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2017 and 2016:

	Amounts Reclassified from Accumulated Other Comprehensive Income/(Loss)
Details about Accumulated Other Comprehensive Income/ (Loss) Components	For the Three Months Ended March 31,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2017	2016
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$—	$(1,054)	Net securities gains (Non-interest income)
Related income tax expense	—	385	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	—	(669)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(72)	(81)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	22	31	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(50)	(50)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	801	700	Employee benefits (Non-interest expense)
Related income tax benefit	(146)	(296)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	655	404

Total reclassifications for the period	$605	$(315)

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.5 million and $0.6 million as of March 31, 2017 and December 31, 2016, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both March 31, 2017 and December 31, 2016.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2017	2016
Lines of credit	$1,504,320	$1,418,329
Loans approved but not closed	268,123	185,253
Overdraft limits	125,786	126,517
Letters of credit	33,450	32,907
Contingent obligations to purchase loans funded by other entities	10,038	13,036

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.8 billion and $3.6 billion at March 31, 2017 and 2016, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended March 31, 2017:
Interest and dividend income	$79,924	$—	$79,924
Interest expense	9,205	—	9,205

Net interest income	70,719	—	70,719
Provision for credit losses	2,711	—	2,711

Net interest income after provision for credit losses	68,008	—	68,008
Non-interest income	16,741	6,143	22,884
Non-interest expense	50,992	3,392	54,384

Income before provision for income taxes	33,757	2,751	36,508
Provision for income taxes	9,522	1,100	10,622

Net income	$24,235	$1,651	$25,886

For the Three Months ended March 31, 2016:
Interest and dividend income	$67,601	$—	$67,601
Interest expense	7,759	—	7,759

Net interest income	59,842	—	59,842
Provision for credit losses	2,324	—	2,324

Net interest income after provision for credit losses	57,518	—	57,518
Non-interest income	13,682	5,711	19,393
Non-interest expense	42,065	3,278	45,343

Income before provision for income taxes	29,135	2,433	31,568
Provision for income taxes	7,721	973	8,694

Net income	$21,414	$1,460	$22,874

Total non-fiduciary assets of the trust and investment services segment were $3.8 million and $3.3 million at March 31, 2017 and 2016, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three months ended March 31, 2017. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2016 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 173 branches and 161 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On September 9, 2016, WesBanco completed the acquisition of YCB, a bank holding company headquartered in New Albany, Indiana with approximately $1.5 billion in assets, excluding goodwill, with $1.2 billion in total deposits and $1.0 billion in total loans, and 34 branches in Kentucky and southern Indiana. WesBanco now has approximately $9.8 billion in total assets, $7.1 billion in total deposits, and $6.3 billion in total loans operating in five contiguous states. YCB’s results were included in WesBanco’s results from the date of merger consummation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2017 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2016 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended March 31, 2017 was $25.9 million or $0.59 per diluted share compared to $22.9 million or $0.60 per diluted share for the first quarter of 2016. Excluding after-tax merger-related expenses (non-GAAP measure), net income increased 14.6% to $26.2 million compared to $22.9 million for the first quarter of 2016, while diluted earnings per share totaled $0.60, compared to $0.60 per share for the first quarter of last year.

	For the Three Months Ended March 31,
	2017		2016
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$26,205	$0.60	$22,874	$0.60
Less: After tax merger-related expenses	(319)	(0.01)	—	—

Net income (GAAP)	$25,886	$0.59	$22,874	$0.60

(1)	Non-GAAP net income excludes after-tax merger-related expenses. The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $10.9 million or 18.2% in the first quarter of 2017 compared to the same quarter of 2016 due to a 23.3% increase in average loan balances. In addition, the yield on earning assets has increased in each of the last five quarters, a total of 16 basis points, with 12 basis points of the increase occurring subsequent to the acquisition of YCB’s higher yielding earning assets. As a result, the net interest margin increased by 13 basis points to 3.42% in the first quarter of 2017 compared to 3.29% in the first quarter of 2016. Yields increased on over 90% of earning assets, more than offsetting a 5 basis point increase in the cost of interest bearing liabilities as compared to the first quarter of 2016. The increase in average loan balances in the first quarter of 2017 compared to the first quarter of 2016 was due to a combination of the acquisition and 3.2% organic loan growth highlighted by 6.7% of commercial loan growth. Approximately 8 basis points of accretion from prior acquisitions was included in the first quarter net interest margin compared to 7 basis points in the first quarter of 2016, and 10 basis points in the fourth quarter, when the net interest margin was 3.42%. The 5 basis point increase in the cost of interest bearing liabilities is primarily due to an increase in the percentage of funding from, and increases in rates related to, subordinated debt and other borrowings. Average interest bearing deposits in 2017 increased 9.2%, as all interest bearing deposit types increased other than CDs. Average non-interest bearing deposits increased 36.4% to $1.8 billion in the first quarter of 2017 compared to the same quarter in 2016.

The provision for credit losses increased to $2.7 million in the first quarter of 2017, compared to $2.3 million in the first quarter of 2016 due primarily to loan growth. Net charge-offs, as a percentage of average portfolio loans of 0.15% in the first quarter of 2017 were minimally higher than the 0.12% in the first quarter of 2016.

For the first quarter of 2017, non-interest income increased $3.5 million, or 18.0%, compared to the first quarter of 2016. Trust fees increased $0.4 million, or 7.6%, as equity markets improved and trust assets increased 5.9% since the first quarter of 2016. Service charges on deposits increased $0.9 million, or 22.8%, and electronic banking fees increased $0.9 million or 25.6% through a larger customer deposit base from the addition of YCB. Net gains on sale of mortgage loans increased $0.9 million primarily due to increases in mortgage loans sold into the secondary market as total mortgage loan volume increased by 35.3%. Net securities gains decreased $1.1 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to calls of agency notes in the 2016 first quarter. Other income increased $1.5 million due to a $0.7 million increase in commercial customer loan swap related income, and improvement in various other income categories, including YCB miscellaneous income.

The following comments on non-interest expense exclude merger-related expenses in both years. Non-interest expense in the first quarter of 2017 grew $8.6 million or 18.9%, compared to the 2016 first quarter, principally due to the acquisition. Salaries and wages increased $3.8 million or 19.9% due to increased compensation expense related to a 19.1% increase in full-time equivalent employees, primarily late in the third quarter of 2016 from the YCB acquisition, and routine annual adjustments to compensation. Employee benefits expense increased $1.1 million, or 16.0%, also primarily from the additional employees which increased health insurance expense and other benefits, and due to seasonally higher payroll taxes. Increases in net occupancy and equipment were also primarily from costs related to the additional branches from the YCB acquisition and typical first quarter seasonal maintenance expenses. Post-conversion cost savings are continuing to be experienced after fourth quarter branch and system conversions were completed. Other operating expenses increased $2.2 million or 23.8% through increases in certain other expenses including miscellaneous taxes, professional fees, postage and communications, also partially due to the acquisition.

The provision for income tax increased $1.9 million or 22.2% in the first quarter of 2017 compared to the first quarter of 2016, due to the adoption of a new accounting standard related to low income housing tax credit investment amortization which, in 2017, moved $0.5 million from other operating expense to the provision for income taxes. In addition, first quarter 2017 pre-tax income was 15.6% higher. As a result, the effective tax rate increased to 29.09% compared to 27.54% in the first quarter of 2016.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2017	2016
Net interest income	$70,719	$59,842
Taxable equivalent adjustments to net interest income	2,634	2,434

Net interest income, fully taxable equivalent	$73,353	$62,276

Net interest spread, non-taxable equivalent	3.16%	3.05%
Benefit of net non-interest bearing liabilities	0.14%	0.11%

Net interest margin	3.30%	3.16%
Taxable equivalent adjustment	0.12%	0.13%

Net interest margin, fully taxable equivalent	3.42%	3.29%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $10.9 million or 18.2% in the first quarter of 2017 compared to the same quarter of 2016, due to a 23.3% increase in average loan balances and a 13 basis point increase in the net interest margin. Loan balances increased from both the YCB acquisition and from 3.2% in organic loan growth, highlighted by 6.7% of commercial loan growth. Total average deposits increased in the first quarter by $917.5 million or 15.0% compared to the first quarter of 2016, while certificates of deposit, which have the highest interest cost among deposits, decreased by $126.1 million or 8.0%. Excluding the YCB acquisition, average deposits decreased $275.6 million, primarily due to the runoff of $364.8 million of certificates of deposit, reflecting customer preferences toward shorter term deposits including $111.9 million run off of certificates of deposit from the ESB acquisition. The net interest margin increased to 3.42% in the first quarter of 2017 from 3.29% in the same quarter of 2016, due to a 15 basis point increase in the yield on earning assets. Yields increased on over 90% of earning assets, more than offsetting a 5 basis point increase in the cost of interest bearing liabilities. The increase in overall funding costs was due to higher balances and rates on subordinated debt and other borrowings. Approximately 8 basis points of accretion from prior acquisitions was included in the first quarter of 2017 net interest margin compared to 7 basis points in the first quarter of 2016.

Interest income increased in the first quarter of 2017 by $12.3 million or 18.2% compared to the same period in 2016 due to higher average loan balances and higher yields in almost every earning asset category, offset slightly by lower taxable securities balances. Average loan balances increased by $1.2 billion in the first quarter of 2017 compared to the first quarter of 2016, and loan yields increased by 6 basis points during this same period. Loans currently provide the greatest impact on interest income and the yield from earning assets as they have the largest balance and the highest yield within major earning asset categories. In the first quarter of 2017, average loans represented 72.4% of average earning assets, an increase compared to 67.0% in the same quarter of 2016. Loan yields increased to 4.19% in the first quarter of 2017 due to higher loan yields on the acquired YCB loan portfolio. Total securities yields increased by 8 basis points in the first quarter of 2017 from the same period in 2016 due to lower amortization expense from reduced paydowns on mortgage-backed securities, select sales of short-term, lower yielding investment securities in 2016 and a higher percentage of average tax-exempt securities to total securities. The average balance of tax-exempt securities, which provide the highest yield within securities, increased 14.8% or $93.9 million over the last year, and were 31.2% of total average securities in the first quarter of 2017 compared to 26.3% in the first quarter of 2016, which helped to mitigate their 26 basis point decline in yield. While the yield on taxable securities increased by 8 basis points from the first quarter of 2016, taxable securities balances decreased by $167.0 million or 9.4% from the first quarter of 2016 due to maturities, calls, sales and paydowns that were not fully replaced due to management’s focus on maintaining the size of the balance sheet in order to delay the financial impact of crossing $10 billion in assets.

Portfolio loans increased $1.2 billion or 22.9% over the last twelve months with $1.0 billion from the YCB acquisition and $165.3 million, or 3.2% from organic loan growth. Organic loan growth was achieved through $2.1 billion in loan originations in the last twelve months, partially offset by certain large commercial real estate payoffs. Total business loan originations were up approximately 19.4% over the last year. Organic loan growth was driven by expanded market areas and additional commercial personnel in our core markets.

Interest expense increased $1.4 million or 18.6% in the first quarter of 2017 compared to the same period in 2016, due primarily to increases in the balances and rate paid on interest bearing liabilities, other borrowings and subordinated debt. The cost of interest bearing liabilities increased by 5 basis points in the first quarter of 2017 from the same period of 2016. Average other borrowings and subordinated debt balances increased by $168.0 million or 87.0% from the first quarter of 2016 due to debt acquired in the YCB acquisition. Average interest bearing deposits increased by $442.3 million or 9.2% from the first quarter of 2016, also due to the YCB acquisition. Slightly offsetting the previously mentioned increases, the average balance of CDs decreased $126.1 million from the first quarter of 2016, even after acquiring YCB’s CD portfolio. This decrease was accomplished through WesBanco’s planned funding strategy intentionally allowing the runoff of certain higher cost or single service CDs and CDARS® balances and from customers’ preferences toward demand deposits. CDARS® balances decreased by $168.1 million or 59.0% from March 31, 2016 to March 31, 2017. The balance of FHLB borrowings decreased by $92.1 million or 8.8% from the first quarter of 2016 due to scheduled maturities of borrowings. Also, non-interest bearing demand deposits increased to 25.3% of total average deposits in the first quarter of 2017 compared to 21.3% in the same period of 2016.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2017		2016
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks—interest bearing	$13,926	0.52%	$56,624	0.36%
Loans, net of unearned income (1)	6,278,718	4.19%	5,093,095	4.13%
Securities: (2)
Taxable	1,603,337	2.39%	1,770,384	2.31%
Tax-exempt (3)	726,658	4.14%	632,800	4.40%

Total securities	2,329,995	2.94%	2,403,184	2.86%
Other earning assets	47,025	4.43%	45,801	4.14%

Total earning assets (3)	8,669,664	3.85%	7,598,704	3.70%

Other assets	1,111,813		953,016

Total Assets	$9,781,477		$8,551,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,536,282	0.29%	$1,189,494	0.17%
Money market accounts	1,038,584	0.22%	959,813	0.19%
Savings deposits	1,227,190	0.06%	1,084,358	0.06%
Certificates of deposit	1,454,245	0.67%	1,580,357	0.68%

Total interest bearing deposits	5,256,301	0.33%	4,814,022	0.32%
Federal Home Loan Bank borrowings	949,001	1.21%	1,041,115	1.19%
Other borrowings	197,358	0.61%	87,031	0.38%
Subordinated debt and junior subordinated debt	163,913	4.49%	106,196	3.11%

Total interest bearing liabilities (1)	6,566,573	0.57%	6,048,364	0.52%
Non-interest bearing demand deposits	1,781,513		1,306,270
Other liabilities	75,789		57,572
Shareholders’ equity	1,357,602		1,139,514

Total Liabilities and Shareholders’ Equity	$9,781,477		$8,551,720

Taxable equivalent net interest spread		3.28%		3.18%
Taxable equivalent net interest margin		3.42%		3.29%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.6 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $1.3 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively, while accretion on interest bearing liabilities from prior acquisitions was $0.5 million for both the three months ended March 31, 2017 and 2016, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended March 31, 2017 Compared to March 31, 2016
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks – interest bearing	$(50)	$17	$(33)
Loans, net of unearned income	11,837	723	12,560
Taxable securities	(958)	337	(621)
Tax-exempt securities (1)	988	(419)	569
Other earning assets	13	34	47

Total interest income change (1)	11,830	692	12,522

Increase (decrease) in interest expense:
Interest bearing demand deposits	175	411	586
Money market accounts	38	80	118
Savings deposits	20	(4)	16
Certificates of deposit	(230)	(18)	(248)
Federal Home Loan Bank borrowings	(294)	62	(232)
Other borrowings	145	70	215
Subordinated debt and junior subordinated debt	547	444	991

Total interest expense change	401	1,045	1,446

Net interest income increase (decrease) (1)	$11,429	$(353)	$11,076

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses increased to $2.7 million in the first quarter of 2017 compared to $2.3 million in the first quarter of 2016 due primarily to loan growth. Overall, most credit ratios continued to improve year-over-year, on a percentage basis. Non-performing loans (including TDRs), and criticized and classified loans all improved as a percentage of total portfolio loans from March 31, 2016. Total non-performing loans were 0.74% of total loans at March 31, 2017, decreasing from 0.85% of total loans at the end of the first quarter of 2016. Criticized and classified loans were 1.35% of total loans, improving from 1.65% at March 31, 2016. Past due loans at March 31, 2017 were 0.22% of total loans, compared to 0.31% at March 31, 2016. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2017	2016	$ Change	% Change
Trust fees	$6,143	$5,711	$432	7.6
Service charges on deposits	4,853	3,952	901	22.8
Electronic banking fees	4,528	3,604	924	25.6
Net securities brokerage revenue	1,762	1,896	(134)	(7.1)
Bank-owned life insurance	1,140	973	167	17.2
Net gains on sales of mortgage loans	1,440	548	892	162.8
Net securities gains	12	1,111	(1,099)	(98.9)
Net loss on other real estate owned and other assets	(76)	(18)	(58)	(322.2)
Net insurance services revenue	916	975	(59)	(6.1)
Swap fee and valuation income	757	7	750	10,714.3
Other	1,409	634	775	122.2

Total non-interest income	$22,884	$19,393	$3,491	18.0

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the first quarter of 2017, non-interest income increased $3.5 million or 18.0% compared to the first quarter of 2016. The increase is driven by a $0.9 million increase in service charges on deposits, a $0.9 million increase in electronic banking fees, a $0.9 million increase in net gains on sales of mortgage loans, and $0.8 million of commercial loan swap fee income, coupled with increases in various other income categories, while net securities gains decreased $1.1 million compared to the first quarter of 2016.

Trust fees increased $0.4 million or 7.6% compared to the first quarter of 2016 due to market improvements and customer and revenue development initiatives. Total trust assets have increased $0.2 billion from $3.6 billion at March 31, 2016 to $3.8 billion at March 31, 2017. At March 31, 2017, trust assets include managed assets of $3.1 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco Trust and Investment Services, were $906.2 million as of March 31, 2017 and $893.7 million at March 31, 2016 and are included in trust managed assets.

Service charges on deposits increased $0.9 million or 22.8% compared to the first three months of 2016 due to the larger customer deposit base from the YCB acquisition. Deposits increased $1.0 billion to $7.1 billion as of March 31, 2017 as compared to $6.1 billion as of March 31, 2016.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $0.9 million or 25.6% compared to the first three months of 2016, due to a higher volume of debit card transactions from the YCB acquisition and WesBanco’s legacy customers. The volume increase in our legacy markets is due to marketing and process initiatives as well as a higher percentage of customers using these products.

Net securities brokerage revenue decreased $0.1 million from the first three months of 2016 due to deposit retention strategies, broker restructuring and lower Marcellus and Utica gas lease and royalty payments in the region. Additional market coverage in the new YCB markets in Kentucky and southern Indiana is intended to be added, which should provide additional growth opportunities in the future as well.

Net gains on sales of mortgage loans increased $0.9 million or 162.8% compared to the first three months of 2016 due to increased production volumes as well as an increase in the margin earned on loans sold and a $0.5 million favorable market adjustment recognized during the quarter. Total mortgage production was $82.3 million in the first quarter of 2017, up 35.3% from the comparable 2016 quarter, despite lower refinancing volumes. Mortgages sold into the secondary market represented $36.1 million or 43.9% of overall mortgage loan production in the first three months of 2017 compared to $25.2 million or 41.5% in the same 2016 period.

Swap fee and valuation income has increased $0.8 million compared to the first three months of 2016 from new lender incentives implemented in 2016 as well as the desire of customers to lock in longer-term fixed rated financing.

Other income increased $0.8 million primarily due to a $0.4 million gain on the sale of certain real estate-related joint venture assets acquired from ESB combined with a $0.2 million increase in market valuation adjustment on the officer/director deferred compensation trading securities for the three months ended March 31, 2017.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2017	2016	$ Change	% Change
Salaries and wages	$23,002	$19,180	$3,822	19.9
Employee benefits	8,210	7,077	1,133	16.0
Net occupancy	4,327	3,591	736	20.5
Equipment	4,042	3,428	614	17.9
Marketing	824	973	(149)	(15.3)
FDIC insurance	827	1,166	(339)	(29.1)
Amortization of intangible assets	1,273	730	543	74.4
Restructuring and merger-related expenses	491	—	491	100.0
Franchise and other miscellaneous taxes	2,084	1,617	467	28.9
Consulting, regulatory, accounting and advisory fees	1,673	1,306	367	28.1
ATM and electronic banking interchange expenses	1,088	1,133	(45)	(4.0)
Postage and courier expenses	1,021	698	323	46.3
Legal fees	761	582	179	30.8
Communications	747	358	389	108.7
Supplies	828	680	148	21.8
Other real estate owned and foreclosure expenses	328	328	—	—
Other	2,858	2,496	362	14.5

Total non-interest expense	$54,384	$45,343	$9,041	19.9

Non-interest expense in the first quarter of 2017 grew $9.0 million compared to the same quarter in 2016, principally from the YCB acquisition, which also added $0.5 million of merger-related expenses in the quarter. Excluding merger-related expenses, non-interest expense increased $8.5 million or 18.9%. For the first quarter, salaries and wages increased $3.8 million or 19.9% due primarily to increased compensation expense related to routine annual compensation adjustments and an increase in full-time equivalent employees from the acquisition. Employee benefits increased $1.1 million due to the additional employees, which increased health insurance expense and other benefits, and due to seasonally higher payroll taxes. While net occupancy, franchise tax and consulting expenses increased primarily from the acquisition, FDIC insurance decreased $0.3 million due to a new rate calculation for banks under $10 billion and other risk-related factors, which more than offset the increased assets related to the acquisition.

Salaries and wages increased $3.8 million or 19.9% from the first quarter of 2016 due to increased compensation expense related to a 19.1% increase in full-time equivalent employees, primarily from the acquisition, and routine annual adjustments to compensation. Employee benefits expense increased $1.1 million compared to the first quarter of 2016, primarily from the additional employees as well as seasonally higher payroll taxes including social security and medicare taxes, which was partially offset by a decrease in pension costs.

Net occupancy and equipment costs increased $0.7 million and $0.6 million, respectively, compared to the first three months of 2016, primarily due to increased building-related costs including utilities, lease expense, depreciation and other maintenance costs, as well as increases in technology and communications infrastructure costs resulting primarily from the additional YCB offices.

FDIC insurance decreased $0.3 million compared to the first three months of 2016 despite a larger balance sheet from the YCB acquisition. The Deposit Insurance Fund reached 1.15% prior to July 1, 2016, thus allowing the FDIC to institute new favorable assessment rate calculations beginning on that date for banks under $10 billion in size. WesBanco anticipates a further decrease in FDIC insurance expense based on continuing improvement in certain risk factors.

Amortization of intangible assets of $1.3 million in the first quarter included $0.6 million related to the YCB acquisition. The YCB acquisition added approximately $12.0 million in core deposit intangibles and $0.8 million in non-compete agreements with former YCB executives covering a three-year term.

Franchise and other miscellaneous taxes increased $0.5 million compared to the first three months of 2016 due to the YCB acquisition and organic company growth.

Professional fees have increased $0.4 million from the first quarter of 2016 primarily due to professional fees and the increased volume in swap agreements entered into by WesBanco customers. Postage, legal fees and other expenses have increased a total of $0.9 million from the first quarter of 2016 primarily due to normal operating expenses related to the YCB acquisition.

INCOME TAXES

The provision for income tax increased $1.9 million or 22.2% in the first quarter of 2017 compared to the first quarter of 2016, due to the adoption of a new accounting standard related to low income housing tax credit investment amortization which, in 2017, moved $0.5 million from other operating expense to the provision for income taxes. In addition, first quarter 2017 pre-tax income was 15.6% higher. As a result, the effective tax rate increased to 29.09% compared to 27.54% in the first quarter of 2016.

FINANCIAL CONDITION

Total assets remained unchanged during the three months ended March 31, 2017, while deposits and shareholders’ equity increased 1.5% and 1.3%, respectively, compared to December 31, 2016. Total portfolio loans increased $62.7 million or 1.0% as a result of originations outpacing pay-downs, which were a result of expanded market areas and additional commercial and lending personnel in WesBanco’s core markets. Deposits increased $104.9 million from year-end resulting from a 3.4% increase in money market deposits, a 3.3% increase in savings deposits, and a 3.2% increase in demand deposits, which more than offset the 5.1% decrease in certificates of deposit. The decrease in certificates of deposit is a result of lower rate offerings for maturing certificates of deposit and customer preferences for other deposit types, coupled with an $18.5 million decrease in CDARS® balances and a $30.3 million decrease in the certificates of deposit acquired in the ESB transaction. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings decreased 8.6% during the first three months of 2017 as short-term borrowings were reduced and FHLB borrowings scheduled to mature were paid down utilizing funds provided by lower cost deposits, investment securities runoff, or other available cash flows. Total shareholders’ equity increased by approximately $17.7 million or 1.3%, compared to December 31, 2016, primarily due to net income exceeding dividends for the period by $14.5 million, coupled with a $2.3 million decrease in other comprehensive losses.

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2017	2016	$ Change	% Change
Trading securities (at fair value)	$7,773	$7,071	$702	9.9
Available-for-sale (at fair value)
U.S. Government sponsored entities and agencies	43,724	54,043	(10,319)	(19.1)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,028,914	1,035,099	(6,185)	(0.6)
Obligations of states and political subdivisions	111,568	111,663	(95)	(0.1)
Corporate debt securities	35,395	35,301	94	0.3

Total debt securities	1,219,601	1,236,106	(16,505)	(1.3)
Equity securities	5,468	5,070	398	7.9

Total available-for-sale securities	$1,225,069	$1,241,176	$(16,107)	(1.3)

Held-to-maturity (at amortized cost)
U.S. Government sponsored entities and agencies	$13,140	$13,394	$(254)	(1.9)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	205,126	215,141	(10,015)	(4.7)
Obligations of states and political subdivisions	805,088	805,019	69	0.0
Corporate debt securities	34,399	34,413	(14)	(0.0)

Total held-to-maturity securities	1,057,753	1,067,967	(10,214)	(1.0)

Total securities	$2,290,595	$2,316,214	$(25,619)	(1.1)

Available-for-sale and trading securities:
Weighted average yield at the respective period end (2)	2.29%	2.22%
As a % of total securities	53.8%	53.6%
Weighted average life (in years)	4.6	4.3

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.80%	3.76%
As a % of total securities	46.2%	46.4%
Weighted average life (in years)	4.8	5.0

Total securities:
Weighted average yield at the respective period end (2)	2.99%	2.93%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.7	4.6

(1)	At March 31, 2017 and December 31, 2016, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $25.6 million or 1.1% from December 31, 2016 to March 31, 2017. Through the first three months of 2017, the available-for-sale portfolio decreased by $16.1 million or 1.3%, while the held-to-maturity portfolio decreased by $10.2 million or 1.0%. The decrease in the overall portfolio from December 31, 2016 was driven by calls, maturities and paydowns exceeding purchases in the first three months of 2017 as a result of management’s strategy to control the size of the balance sheet through the investment portfolio to delay crossing the $10 billion threshold. The weighted average yield of the portfolio increased by 6 basis points from December 31, 2016 to March 31, 2017. This yield increase was due to a continuing mix shift that resulted in a higher balance of tax-exempt securities to the total portfolio, as well as lower amortization expense on mortgage-backed securities from decreases in principal paydowns in the first quarter. The tax-exempt portion of the investment portfolio provides the highest yields of any security type within the portfolio.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2017 and December 31, 2016 were $8.2 million and $9.9 million, respectively. With approximately 46% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

Trading securities, which consist of investments in various mutual funds held in grantor trusts formed in connection with an officer/director deferred compensation plan, are recorded at fair value. Gains and losses due to fair value fluctuations on trading securities are included in non-interest income under other income, while the corresponding change in the obligation to the employee is recognized in employee benefits expense.

WesBanco’s municipal portfolio comprises 40.0% of the overall securities portfolio as of March 31, 2017 as compared to 39.6% as of December 31, 2016, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	March 31, 2017		December 31, 2016
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$92,912	10.0	$93,676	10.1
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	711,812	76.4	700,506	75.5
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	115,213	12.4	121,903	13.2
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	738	0.1	729	0.1
Not rated by either agency	10,214	1.1	9,991	1.1

Total municipal bond portfolio	$930,889	100.0	$926,805	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of March 31, 2017 and December 31, 2016, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	March 31, 2017		December 31, 2016
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$639,617	68.7	$638,868	68.9
Revenue	291,272	31.3	287,937	31.1

Total municipal bond portfolio	$930,889	100.0	$926,805	100.0

Municipal bond issuer:
State Issued	$94,302	10.1	$92,241	10.0
Local Issued	836,587	89.9	834,564	90.0

Total municipal bond portfolio	$930,889	100.0	$926,805	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at March 31, 2017:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	March 31, 2017
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$203,587	21.9
Texas	108,804	11.7
Ohio	107,655	11.6
Illinois	51,099	5.5
West Virginia	33,792	3.6
All other states	425,952	45.7

Total municipal bond portfolio	$930,889	100.0

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

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2017		December 31, 2016
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$552,285	8.7	$496,539	7.9
Improved property	2,400,318	38.0	2,376,972	37.9

Total commercial real estate	2,952,603	46.7	2,873,511	45.8
Commercial and industrial	1,106,719	17.5	1,088,118	17.4
Residential real estate	1,367,132	21.6	1,383,390	22.1
Home equity	508,411	8.0	508,359	8.1
Consumer	377,307	6.0	396,058	6.3

Total portfolio loans	6,312,172	99.8	6,249,436	99.7
Loans held for sale	11,480	0.2	17,315	0.3

Total loans	$6,323,652	100.0	$6,266,751	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $56.9 million or 0.9% from December 31, 2016 while portfolio loans increased $1.2 billion or 22.9% over the last twelve months with $1.0 billion from the YCB acquisition and $165.3 million, or 3.2% from organic loan growth. Expanded market areas and additional commercial personnel in our core markets provided the organic loan growth, which occurred primarily in commercial real estate, commercial and industrial and home equity lending categories, and was achieved through $2.1 billion in loan originations in the last twelve months, partially offset by certain large commercial real estate payoffs. Total business loan originations were up approximately 19.4% over the last year. Residential real estate loans decreased, despite increased mortgage production, due to an increase in loans sold into the secondary market and payoffs, while consumer loans decreased $18.8 million or 4.7% due to a reduced focus and pricing adjustments for indirect installment loans.

Total loan commitments, including loans approved but not closed, increased $165.7 million or 9.3% from December 31, 2016 due primarily to the larger borrowing base from the YCB acquisition as well as typical seasonal increases in the first quarter particularly in land and construction.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

The global decline in coal, oil and natural gas prices has had both a positive impact on the commercial portfolio by lowering all borrowers’ energy costs, but also resulted in a reduction in coal, oil and gas activity that adversely impacted certain industries or property types. At March 31, 2017 total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $52.7 million or 0.66% of the total loan portfolio as compared to $51.1 million or 0.65% of the total loan portfolio at December 31, 2016. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $62.7 million in exposure or 0.78% of the total loan portfolio as compared to $77.5 million or 0.98% of the total loan portfolio at December 31, 2016. The largest exposure to any one borrower in either core energy or ancillary industries was $20.4 million to a company that operates as a natural gas distribution utility.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2017	December 31, 2016
Non-accrual loans:
Commercial real estate - land and construction	$409	$766
Commercial real estate - improved property	16,352	9,535
Commercial and industrial	4,296	4,299
Residential real estate	13,672	12,994
Home equity	3,902	3,538
Consumer	696	652

Total non-accrual loans (1)	39,327	31,784

TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	1,588	1,618
Commercial and industrial	147	152
Residential real estate	4,918	5,311
Home equity	459	473
Consumer	82	92

Total TDRs accruing interest (1)	7,194	7,646

Total non-performing loans	$46,521	$39,430

Other real estate owned and repossessed assets	8,033	8,346

Total non-performing assets	$54,554	$47,776

Non-performing loans/total portfolio loans	0.74%	0.63%
Non-performing assets/total assets	0.56%	0.49%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.86%	0.76%

(1)	TDRs on nonaccrual of $3.3 million and $3.5 million at March 31, 2017 and December 31, 2016, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, increased $7.1 million or 18.0%, from December 31, 2016, primarily due to three CRE loans in three separate markets, including an acquired deteriorated credit quality loan from ESB, placed on nonaccrual in the first quarter. TDRs decreased $0.5 million due to successful exit strategies combined with normal repayments and fewer additions to the category due to overall improvement in economic conditions in our markets. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased slightly by $0.3 million from December 31, 2016 primarily due to continued efforts to liquidate properties acquired from YCB which added $3.0 million on the acquisition date.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	March 31, 2017	December 31, 2016
Loans past due 90 days or more:
Commercial real estate - land and construction	$10	$—
Commercial real estate - improved property	315	318
Commercial and industrial	225	229
Residential real estate	400	1,922
Home equity	1,376	626
Consumer	440	644

Total loans past due 90 days or more	2,766	3,739

Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	1,278	747
Commercial and industrial	1,313	1,522
Residential real estate	3,652	6,080
Home equity	1,874	2,949
Consumer	3,309	4,731

Total loans past due 30 to 89 days	11,426	16,029

Total 30 days or more	$14,192	$19,768

Loans past due 90 days or more and accruing to total portfolio loans	0.04%	0.06%
Loans past due 30-89 days and accruing to total portfolio loans	0.18%	0.26%

Loans past due 30 days or more and accruing interest excluding TDRs decreased $5.6 million or 28.2% from December 31, 2016. These loans continue to accrue interest because they are both well-secured and in the process of collection. Decreases in the 30 days past due status were primarily in retail loan categories which collectively decreased $5.9 million or 34.8% from yearend. Loans past due 30-89 days decreased $4.6 million from December 31, 2016, primarily due to successful collection efforts on delinquent YCB acquired loans, and represented 0.18% of total loans at March 31, 2017 compared to 0.26% at December 31, 2016. Loans past due 90 days or more decreased $1.0 million compared to December 31, 2016 also due to successful collection of delinquent YCB loans. The continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses represented 0.7% of total portfolio loans at March 31, 2017 compared to 0.7% as of December 31, 2016 and 0.83% as of March 31, 2016. If the acquired YCB and ESB loans (recorded at fair value at the date of acquisition of $1,711.9 million) were excluded from the ratio, the allowance would approximate 0.96% of the adjusted loan total at March 31, 2017 compared to 1.09% prior to the 2015 ESB acquisition. The resulting ratio indicates greater coverage over legacy loans and is considered by management to be a better comparison of the adequacy of the allowance. Portfolio mix shifts also affect management’s evaluation of the overall allowance.

The allowance for loans individually-evaluated increased from December 31, 2016 to March 31, 2017 primarily due to the addition of two CRE properties aggregating $3.8 million with specific reserves totaling $1.1 million. The allowance for loans collectively-evaluated was relatively unchanged compared to December 31, 2016.

The allowance for loan commitments of $0.5 million at March 31, 2017 as compared to $0.6 million at December 31, 2016, and is included in other liabilities on the Consolidated Balance Sheets.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans were 1.35% of total loans, improving from 1.65% at March 31, 2016. Criticized and classified loans as a percent of total loans improved as credit quality continued to improve, enabling certain loans to be upgraded that were criticized but not classified throughout the economic downturn. Criticized and classified loans increased $10.3 million from December 31, 2016 to $85.0 million at March 31, 2017 as management completed its review of the YCB acquired portfolio in the first quarter of 2017 resulting in downgrades of certain loans, primarily commercial, previously reported as pass as well as one large CRE relationship downgraded during the period.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The increase in the allowance for commercial loans from December 31, 2016 is primarily due to organic loan growth in these categories, while the overall allowance for retail loan categories was relatively unchanged.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	March 31, 2017	Percent of Total	December 31, 2016	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$3,975	8.9	$4,348	9.8
Commercial real estate - improved property	19,260	43.2	18,628	42.1
Commercial and industrial	8,740	19.6	8,412	19.0
Residential real estate	4,110	9.2	4,106	9.3
Home equity	3,727	8.4	3,422	7.7
Consumer	3,663	8.2	3,998	9.0
Deposit account overdrafts	586	1.3	760	1.8

Total allowance for loan losses	$44,061	98.8	$43,674	98.7

Allowance for loan commitments:
Commercial real estate - land and construction	$143	0.3	$151	0.4
Commercial real estate - improved property	17	0.0	17	0.0
Commercial and industrial	157	0.4	188	0.4
Residential real estate	10	0.0	9	0.0
Home equity	179	0.4	162	0.4
Consumer	42	0.1	44	0.1

Total allowance for loan commitments	548	1.2	571	1.3

Total allowance for credit losses	$44,609	100.0	$44,245	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at March 31, 2017.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2017	December 31, 2016	$ Change	% Change
Deposits
Non-interest bearing demand	$1,844,003	$1,789,522	$54,481	3.0
Interest bearing demand	1,599,536	1,546,890	52,646	3.4
Money market	1,029,440	995,477	33,963	3.4
Savings deposits	1,253,652	1,213,168	40,484	3.3
Certificates of deposit	1,419,104	1,495,822	(76,718)	(5.1)

Total deposits	$7,145,735	$7,040,879	$104,856	1.5

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 173 financial centers. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $104.9 million or 1.5% during the first three months of 2017. Interest bearing demand and non-interest bearing demand deposits increased 3.4% and 3.0%, respectively, while money market and savings deposits increased 3.4% and 3.3%, respectively. This growth is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, money market deposits were influenced primarily through WesBanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $49.5 million at March 31, 2017 compared to $5.7 million at December 31, 2016.

Certificates of deposit decreased $76.7 million due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to WesBanco. The decline was also impacted by lower offered rates on maturing certificates of deposit earlier in the period and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $116.7 million in outstanding balances at March 31, 2017, of which $83.6 million represented one-way buys, compared to $135.2 million in total outstanding balances at December 31, 2016, of which $100.1 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $214.7 million at March 31, 2017 compared to $219.3 million at December 31, 2016. Certificates of deposit of $100,000 or more were approximately $639.4 million at March 31, 2017 compared to $681.5 million at December 31, 2016. Certificates of deposit totaling approximately $812.2 million at March 31, 2017 with a cost of 0.57% are scheduled to mature within the next 12 months. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2017	December 31, 2016	$ Change	% Change
Federal Home Loan Bank Borrowings	$937,104	$968,946	$(31,842)	(3.3)
Other short-term borrowings	115,643	199,376	(83,733)	(42.0)
Subordinated debt and junior subordinated debt	164,177	163,598	579	0.4

Total	$1,216,924	$1,331,920	$(114,996)	(8.6)

Borrowings are a less significant source of funding for WesBanco compared to total deposits. During the first quarter of 2017, WesBanco reduced other short-term borrowings and paid down FHLB borrowings scheduled to mature utilizing funds provided by lower cost deposits or other available cash flows. In addition, WesBanco extended the maturities of approximately $170.0 million of FHLB borrowings at an average cost of 1.54% versus prior FHLB borrowings with shorter-term maturities at an average cost of 1.00% to 1.10%.

Other short-term borrowings, which consist of securities sold under agreements to repurchase at March 31, 2017, but may also include federal funds purchased and notes payable, were $115.6 million at March 31, 2017 compared to $199.4 million at December 31, 2016. The decrease is primarily due to the repayments of $58.0 million in federal funds purchased outstanding at December 31, 2016. WesBanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There was no outstanding balance at March 31, 2017 or December 31, 2016.

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

CAPITAL RESOURCES

Shareholders’ equity was $1.4 billion at March 31, 2017 compared to $1.3 billion at December 31, 2016. The increase resulted primarily from net income during the current three-month period of $25.9 million and a $2.3 million decrease in other comprehensive loss, which were partially offset by the declaration of common shareholder dividends totaling $11.4 million for the three months ended March 31, 2017. WesBanco also increased its quarterly dividend rate to $0.26 per share in February, representing an 8.3% increase over the prior quarterly rate and a cumulative 86% increase over the last twenty-six quarters.

WesBanco did not purchase any shares during the three-month period ended March 31, 2017 under the current share repurchase plans. At March 31, 2017, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,120,307 shares.

On February 17, 2017, WesBanco granted 12,000 Total Shareholder Return Plan shares for the performance period beginning January 1, 2017 and ending December 31, 2019 to certain executives. The award is determined at the end of the three-year period if the TSR of WesBanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of WesBanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2017, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of March 31, 2017, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $40.8 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			March 31, 2017			December 31, 2016
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$917,538	9.97%	$368,206	$901,873	9.81%	$367,843
Common equity Tier 1	4.50%	6.50%	783,753	11.28%	312,709	773,306	11.28%	308,462
Tier 1 capital to risk-weighted assets	6.00%	8.00%	917,538	13.21%	416,945	901,873	13.16%	411,283
Total capital to risk-weighted assets	8.00%	10.00%	987,915	14.22%	555,927	971,762	14.18%	548,378
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$836,151	9.10%	$367,405	$827,173	9.02%	$366,903
Common equity Tier 1	4.50%	6.50%	836,151	12.06%	312,061	827,173	12.10%	307,728
Tier 1 capital to risk-weighted assets	6.00%	8.00%	836,151	12.06%	416,081	827,173	12.10%	410,305
Total capital to risk-weighted assets	8.00%	10.00%	905,973	13.06%	554,775	896,598	13.11%	547,073

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 64.0% at March 31, 2017 and deposit balances funded 72.9% of assets.

The following table lists the sources of liquidity from assets at March 31, 2017 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$115,084
Securities with a maturity date within the next year and callable securities	125,750
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	242,900
Loans held for sale	11,480
Accruing loans scheduled to mature	783,641
Normal loan repayments	1,533,404

Total sources of liquidity expected within the next year	$2,812,259

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $7.1 billion at March 31, 2017. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $812.2 million at March 31, 2017, which includes jumbo regular certificates of deposit totaling $310.9 million with a weighted-average cost of 0.68%, and jumbo CDARS® deposits of $67.9 million with a weighted-average cost of 0.86%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at March 31, 2017 and December 31, 2016 approximated $1.7 billion. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At March 31, 2017, the Bank had unpledged available-for-sale securities with an amortized cost of $200.7 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is currently limited as only approximately 17% of the available-for-sale portfolio is unpledged, due to the pledging agreements that WesBanco has with their public deposit customers. Public deposit balances have increased significantly through the ESB and YCB acquisitions of the past two years. WesBanco’s held-to-maturity portfolio currently contains $785.7 million of unpledged securities. However, most of the balance represents municipal bonds, which can only be pledged in limited circumstances. Unless in compliance with certain criteria, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to go to available-for-sale, and the held-to-maturity designation would not be available to WesBanco for several years.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At March 31, 2017, WesBanco had a BIC line of credit totaling $218.7 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $285.0 million, none of which was outstanding at March 31, 2017, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $115.6 million at March 31, 2017 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during 2017. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

        The principal sources of parent company liquidity are dividends from the Bank, $55.9 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2017. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2017, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $40.8 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.9 billion and $1.8 billion at March 31, 2017 and December 31, 2016, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of March 31, 2017 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, bond call dates, adjustments to various non-maturity deposit product rates, or “betas”, and decay rates for deposits, which may not necessarily reflect the manner in which actual yields and costs respond to changes in market interest rates. Assumptions used are based primarily on both historical experience and current market rates, and are periodically back-tested and reviewed by third-party consultants. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable bond forecasts are adjusted at varying levels of interest rates. While management believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable bond forecasts and non-maturity deposit product behavior assumptions will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results. In addition, the analysis may not consider all actions that management could employ in response to changes in interest rates and various earning asset and costing liability balances.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period assuming an immediate and sustained 100, 200, 300 and 400 basis point increase or decrease in market interest rates compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 10%, 12.5%, 15%, and 20% or less, respectively, of net interest income from the base model over a twelve-month period. The table below shows WesBanco’s interest rate sensitivity at March 31, 2017 and December 31, 2016 assuming the above-noted interest rate increases as compared to a base model. Due to the current lower interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change cannot be calculated due to the unrealistic nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	March 31, 2017	December 31, 2016
+400	11.2%	4.5%	(20.0%)
+300	9.0%	4.7%	(15.0%)
+200	6.1%	4.6%	(12.5%)
+100	3.7%	3.1%	(10.0%)
-100	(3.8%)	(2.3%)	(10.0%)

As per the table above, the earnings simulation model at March 31, 2017 currently projects that net interest income for the next twelve-month period would decrease by 3.8% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.3% for the same scenario as of December 31, 2016.

For rising rate scenarios, net interest income would increase by 3.7%, 6.1%, 9.0% and 11.2% if rates were to increase by 100, 200, 300 and 400 basis points, respectively, as of March 31, 2017, compared to increases of 3.1%, 4.6%, 4.7% and 4.5% in a 100, 200, 300 and 400 basis point increasing rate environment as of December 31, 2016.

The balance sheet shows increasing asset sensitivity as of March 31, 2017, as compared to December 31, 2016, with differences resulting from changes in the mix of and growth in various earning assets and costing liabilities, as well as recent adjustments in modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds. A recent third-party study of the Company’s own historical betas, decay rates and prepayment speeds in various interest rate environments was completed. The results were used to replace general industry data in prior evaluations, resulting in a portion of the increased asset sensitivity this period. While deposit betas have been increased from those used in prior periods, loan prepayment speeds were also significantly increased to reflect our own loan balances’ propensity to prepay over time. The net impact was increased asset sensitivity in combination with the aforementioned balance sheet changes normally experienced period over period. Overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds, slower than forecasted increases to loan yields for competitive reasons or due to existing quotes on previously committed loans, extension risk associated with residential mortgages and mortgage-backed securities, as well as other earning asset and costing liability differences versus currently modeled assumptions. In addition, variable rate commercial loans with rate floors averaging 4.11% approximated $1.3 billion at March 31, 2017, which represent approximately 31% of commercial loans, as compared to $1.3 billion or 32% of commercial loans at December 31, 2016. Approximately 50% or $633.6 million of these loans are currently priced at their floor, as compared to 53% or $671.9 million at December 31, 2016. In a less than 100 basis point rising rate environment, these loans may not adjust as rapidly from their current floor level as compared to loans without floors. As a result of the December, 2016 and March, 2017 federal funds rate increases affecting short-term market rates such as one and three month LIBOR (an index used frequently in the setting of commercial loan rates, fixed rate loan spreads, and back-to-back loan swaps for certain commercial loan customers), more commercial loans with floors should experience a rate increase in a rising rate environment of 100 basis points or more.

Given the interest rate environment and flatter yield curve for much of 2016, affecting the repricing of loans and investments, WesBanco previously expected that the base case net interest margin would somewhat decrease without loan growth. However, post-YCB, the net interest margin has grown by 13 b.p. compared to pre-acquisition levels due to higher yielding loans from YCB, loan mix and purchase accounting accretion. Further margin expansion is somewhat dependent on additional federal funds and other market rate increases over the remainder of the year, in addition to continued execution of our business strategy to remix investment securities runoff into loans and higher cost wholesale borrowings and CD’s into lower costing transaction accounts. Net purchase accounting accretion is expected to decrease throughout 2017, offset by loan growth and by the asset sensitivity of the balance sheet in a rising rate scenario. Management currently anticipates that two additional short-term federal funds rate increases may occur during the remainder of 2017, and potentially two more in 2018, relatively consistent with general market and consensus economist expectations. Delays in implementing further rate increases for an asset-sensitive balance sheet typically would have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Maturities and repricing of higher-costing certificates of deposit in prior years has had the beneficial impact of mitigating compression from lower loan spreads in a competitive loan environment, combined with organic loan growth. However, with current CDs costing an average of 0.67%, this factor does not improve the net interest margin as CDs mature and reprice, as new offering rates are generally similar to, or slightly higher than current maturation rates. Customers over the past few years have elected to move maturing CD balances to lower-costing transaction account types as well as certain non-deposit accounts both within the Company or to other competitors, a portion of these lower-cost transaction account balances may move to higher-costing CDs or money market accounts upon a more significant short-term rate increase over a period of time. Certificates of deposit runoff over the last few years, due to customer preferences for other deposit and non-deposit products, from former single service customers at ESB and YCB and due to our own retail focus on customers with multiple relationships versus single service CD customers, has been replaced with FHLB borrowings and other short-term borrowings. Certificates of deposit totaling approximately $812.2 million mature within the next year at an average cost of 0.57%. Approximately $170 million of short-term maturing FHLB borrowings in the first quarter of 2017 were replaced with higher cost, medium-term borrowings, which strategy was intended to improve asset sensitivity and certain short-term liquidity measures. Additional maturing borrowings over the remainder of the year may also be lengthened at a somewhat higher cost, to continue to improve various short-term liquidity ratios that management monitors, and as well in anticipation of further rate increases over the course of the next two years. Also, management is currently controlling the size of the balance sheet after the YCB acquisition in order to remain under $10 billion in total assets for some period of time, currently anticipated through the end of 2017 or into 2018. As a result of last year’s YCB merger, management elected to reduce the size of the investment portfolio by approximately $200 million and pay-down certain borrowings and higher cost wholesale CDs to assist in remaining under $10 billion, and such strategy will be considered throughout 2017 to limit total asset growth without limiting overall loan growth.

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

Current balance sheet strategies to manage the net interest margin in the expected rate environment include:

•	increasing total loans; primarily commercial and home equity loans that have variable or adjustable rates;

•	selling an increasing amount of new residential mortgage loan production into the secondary market:

•	increasing certain short-term liquidity measures;

•	continuing marketing programs to increase home equity loans and demand deposit account types;

•	employing back-to-back loan swaps for customers desiring a longer-term fixed rate loan such that the Bank receives a variable rate;

•	re-mixing a portion of investment securities cash flows into loans;

•	extending or renewing FHLB term borrowings as necessary to balance asset/liability mismatches,

•	using the CDARS® and ICS® deposit programs as necessary to manage overall liability mix, and

•	managing the overall size of the balance sheet to remain under $10 billion in total assets on an organic basis to avoid certain costs associated with the Dodd-Frank Act.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve-month period. WesBanco’s current policy limits this exposure to a change of minus 10% in net interest income from the base model for a twelve-month period and also for an extended two year rate ramp of 400 basis points. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at March 31, 2017 using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 3.1% over the next twelve months, compared to a 3.2% increase at December 31, 2016. For the first twelve months of a 400 basis point rate ramp over two years, the increase in net interest income would be 3.5% in year one as compared to the base, and 10.2% in year two when compared to year two’s base. In addition, management utilizes a most likely forecast scenario to forecast net interest income over a rolling two year time frame, which is updated and reviewed quarterly, incorporating current budget or re-forecast assumptions into the model such as estimated loan and deposit growth, asset and liability re-mixing, competitive market rates for various products and marketing promotions, and other assumptions. Such model helps to predict changes in forecasted outcomes and necessary adjustments to the plan to achieve management’s budgeted earnings goals.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various increasing and decreasing rate scenarios. At March 31, 2017, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 2.0%, compared to an increase of 6.7% at December 31, 2016. In a 100 basis point falling rate environment, the model indicates a decrease of 7.3%, compared to a decrease of 9.8% as of December 31, 2016. WesBanco’s policy is to limit such change to minus 10% for a 100 basis point change in interest rates, minus 20% for a 200 basis point change in interest rates, minus 30% for a 300 basis point rate change in interest rates, and minus 40% for a 400 basis point rate change in interest rates. The prior acquisition of YCB and related changes to various assets and liabilities, as well as certain changes to loan prepayment speeds and decay rates associated with non-maturity deposits, recently updated as noted above, caused the change in market value of tangible equity as compared to December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES— WesBanco’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that WesBanco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective to ensure that information required to be disclosed by WesBanco in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to WesBanco’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2017, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2016				1,120,307

January 1, 2017 to January 31, 2017
Open market repurchases	—	—	—	1,120,307
Other transactions (1)	14,301	$43.49	N/A	N/A

February 1, 2017 to February 28, 2017
Open market repurchases	—	—	—	1,120,307
Other transactions (1)	1,144	$41.52	N/A	N/A

March 1, 2017 to March 31, 2017
Open market repurchases	—	—	—	1,120,307
Other transactions (1)	6,184	$42.25	N/A	N/A

First Quarter 2017
Open market repurchases	—	—	—	1,120,307
Other transactions (1)	21,629	$42.25	N/A	N/A

Total	21,629	$42.25	—	1,120,307

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.

N/A – Not applicable

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: April 27, 2017	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2017	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)