Form 10-Q
period 2017-06-30
WESBANCO INC
filed 2017-07-31
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 25, 2017, there were 44,031,335 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks, including interest bearing amounts of $6,506 and $21,913, respectively	$110,695	$128,170
Securities:
Trading securities, at fair value	7,880	7,071
Available-for-sale, at fair value	1,239,420	1,241,176
Held-to-maturity (fair values of $1,049,374 and $1,076,790, respectively)	1,030,394	1,067,967

Total securities	2,277,694	2,316,214

Loans held for sale	21,677	17,315

Portfolio loans, net of unearned income	6,390,417	6,249,436
Allowance for loan losses	(44,909)	(43,674)

Net portfolio loans	6,345,508	6,205,762

Premises and equipment, net	134,903	133,297
Accrued interest receivable	28,501	28,299
Goodwill and other intangible assets, net	591,252	593,187
Bank-owned life insurance	190,304	188,145
Other assets	173,476	180,488

Total Assets	$9,874,010	$9,790,877

LIABILITIES
Deposits:
Non-interest bearing demand	$1,801,423	$1,789,522
Interest bearing demand	1,625,011	1,546,890
Money market	1,005,184	995,477
Savings deposits	1,255,083	1,213,168
Certificates of deposit	1,385,772	1,495,822

Total deposits	7,072,473	7,040,879

Federal Home Loan Bank borrowings	1,021,592	968,946
Other short-term borrowings	167,671	199,376
Subordinated debt and junior subordinated debt	164,228	163,598

Total borrowings	1,353,491	1,331,920

Accrued interest payable	2,407	2,204
Other liabilities	68,102	74,466

Total Liabilities	8,496,473	8,449,469

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2017 and 2016, respectively; 44,041,572 and 43,931,715 shares issued, respectively; 44,031,335 and 43,931,715 shares outstanding, respectively	91,753	91,524
Capital surplus	682,443	680,507
Retained earnings	626,421	597,071
Treasury stock (10,237 and 0 shares in 2017 and 2016, respectively, at cost)	(385)	—
Accumulated other comprehensive loss	(22,118)	(27,126)
Deferred benefits for directors	(577)	(568)

Total Shareholders’ Equity	1,377,537	1,341,408

Total Liabilities and Shareholders’ Equity	$9,874,010	$9,790,877

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$67,360	$52,697	$132,258	$105,035
Interest and dividends on securities:
Taxable	9,375	9,775	18,970	19,993
Tax-exempt	4,864	4,540	9,756	9,061

Total interest and dividends on securities	14,239	14,315	28,726	29,054

Other interest income	561	573	1,100	1,097

Total interest and dividend income	82,160	67,585	162,084	135,186

INTEREST EXPENSE
Interest bearing demand deposits	1,506	643	2,599	1,150
Money market deposits	644	450	1,218	906
Savings deposits	185	165	367	330
Certificates of deposit	2,491	2,583	4,902	5,242

Total interest expense on deposits	4,826	3,841	9,086	7,628

Federal Home Loan Bank borrowings	3,145	3,031	5,980	6,099
Other short-term borrowings	262	99	560	181
Subordinated debt and junior subordinated debt	1,788	840	3,600	1,663

Total interest expense	10,021	7,811	19,226	15,571

NET INTEREST INCOME	72,139	59,774	142,858	119,615
Provision for credit losses	2,383	1,811	5,094	4,135

Net interest income after provision for credit losses	69,756	57,963	137,764	115,480

NON-INTEREST INCOME
Trust fees	5,572	5,036	11,716	10,747
Service charges on deposits	5,081	4,176	9,933	8,128
Electronic banking fees	4,984	3,742	9,512	7,345
Net securities brokerage revenue	1,680	1,750	3,442	3,646
Bank-owned life insurance	1,367	942	2,508	1,915
Net gains on sales of mortgage loans	968	683	2,408	1,231
Net securities gains	494	585	506	1,696
Net gain on other real estate owned and other assets	342	214	307	196
Other income	1,634	2,463	4,674	4,080

Total non-interest income	22,122	19,591	45,006	38,984

NON-INTEREST EXPENSE
Salaries and wages	23,616	19,731	46,618	38,911
Employee benefits	7,731	7,332	15,941	14,409
Net occupancy	4,510	3,220	8,837	6,811
Equipment	4,097	3,402	8,139	6,830
Marketing	2,060	1,608	2,884	2,581
FDIC insurance	906	1,099	1,733	2,264
Amortization of intangible assets	1,240	697	2,513	1,427
Restructuring and merger-related expense	—	694	491	694
Other operating expenses	11,724	9,577	23,112	18,776

Total non-interest expense	55,884	47,360	110,268	92,703

Income before provision for income taxes	35,994	30,194	72,502	61,761
Provision for income taxes	9,653	8,085	20,274	16,779

NET INCOME	$26,341	$22,109	$52,228	$44,982

EARNINGS PER COMMON SHARE
Basic	$0.60	$0.58	$1.19	$1.17
Diluted	$0.60	$0.58	$1.19	$1.17

AVERAGE COMMON SHARES OUTSTANDING
Basic	43,995,749	38,373,610	43,971,789	38,380,296
Diluted	44,061,421	38,410,393	44,046,812	38,414,922

DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.24	$0.52	$0.48

COMPREHENSIVE INCOME	$29,065	$27,368	$57,236	$62,839

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017 and 2016

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Deferred Benefits for Directors	Total
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount
December 31, 2016	43,931,715	$91,524	$680,507	$597,071	$—	$(27,126)	$(568)	$1,341,408

Net income	—	—	—	52,228	—	—	—	52,228
Other comprehensive income	—	—	—	—	—	5,008	—	5,008

Comprehensive income	—	—	—	—	—	—	—	57,236
Common dividends declared ($0.52 per share)	—	—	—	(22,878)	—	—	—	(22,878)
Treasury shares acquired	(12,987)	—	—	—	(488)	—	—	(488)
Stock options exercised	38,584	75	883	—	103	—	—	1,061
Issuance of restricted stock	74,023	154	(154)	—	—	—	—	—
Stock compensation expense	—	—	1,198	—	—	—	—	1,198
Deferred benefits for directors- net	—	—	9	—	—	—	(9)	—

June 30, 2017	44,031,335	$91,753	$682,443	$626,421	$(385)	$(22,118)	$(577)	$1,377,537

December 31, 2015	38,459,635	$80,304	$516,294	$549,921	$(2,640)	$(20,954)	$(793)	$1,122,132

Net income	—	—	—	44,982	—	—	—	44,982
Other comprehensive income	—	—	—	—	—	17,857	—	17,857

Comprehensive income	—	—	—	—	—	—	—	62,839
Common dividends declared ($0.48 per share)	—	—	—	(18,420)	—	—	—	(18,420)
Treasury shares acquired	(128,317)	—	—	—	(3,674)	—	—	(3,674)
Stock options exercised	28,375	—	(173)	—	882	—	—	709
Issuance of restricted stock	51,650	—	(1,564)	—	1,564	—	—	—
Stock compensation expense	—	—	834	—	—	—	—	834
Deferred benefits for directors- net	—	—	(235)	—	—	—	235	—

June 30, 2016	38,411,343	$80,304	$515,156	$576,483	$(3,868)	$(3,097)	$(558)	$1,164,420

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$56,509	$59,861

INVESTING ACTIVITIES
Net increase in loans held for investment	(141,174)	(103,249)
Securities available-for-sale:
Proceeds from sales	7,760	109,644
Proceeds from maturities, prepayments and calls	102,225	154,447
Purchases of securities	(104,584)	(83,783)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	64,188	44,077
Purchases of securities	(29,912)	(31,848)
Proceeds from bank-owned life insurance	349	19
Purchases of premises and equipment – net	(4,898)	(2,804)

Net cash (used in) provided by investing activities	(106,046)	86,503

FINANCING ACTIVITIES
Increase (decrease) in deposits	32,494	(137,386)
Proceeds from Federal Home Loan Bank borrowings	415,000	65,000
Repayment of Federal Home Loan Bank borrowings	(362,331)	(49,685)
Decrease in other short-term borrowings	(6,205)	(6,253)
(Decrease) increase in federal funds purchased	(25,500)	4,000
Dividends paid to common shareholders	(21,969)	(18,060)
Issuance of common stock	990	—
Treasury shares purchased – net	(417)	(3,039)

Net cash provided by (used in) financing activities	32,062	(145,423)

Net (decrease) increase in cash and cash equivalents	(17,475)	941
Cash and cash equivalents at beginning of the period	128,170	86,685

Cash and cash equivalents at end of the period	$110,695	$87,626

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$19,844	$15,994
Income taxes paid	14,700	14,500
Transfers of loans to other real estate owned	298	546

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

Recent accounting pronouncements — In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting.” These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. WesBanco is assessing the impact of ASU 2017-09 and does not expect it to have a material impact on WesBanco’s Consolidated Financial Statements.

In March 2017, FASB issued ASU 2017-08 that shortens the amortization period of certain callable debt securities held at a premium. The premium is required to be amortized to the earliest call date. Securities held at a discount continue to be amortized to maturity. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which for WesBanco will be effective for the fiscal year beginning January 1, 2019. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on WesBanco’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07 that changes how employer-sponsored defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual period (i.e., only in the first interim period). For WesBanco, this update will be effective for the fiscal year beginning January 1, 2018. Upon adoption, WesBanco will reclassify the service cost component from employee benefits to salaries and wages, which are both components of non-interest expense. The service cost component for the three and six months ending June 30, 2017 was $0.6 million and $1.3 million, respectively.

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

In June 2016, the FASB issued ASU 2016-13 that will require entities to use a new forward-looking “expected loss” model on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for WesBanco will be effective for the fiscal year beginning January 1, 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. WesBanco is currently evaluating the impact of the adoption of this pronouncement on WesBanco’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02 that will require entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. WesBanco is currently evaluating the impact of the adoption of this pronouncement on WesBanco’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, which amends the principle versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. While WesBanco is currently evaluating the impact of this standard on individual customer contracts, management has evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. WesBanco currently anticipates this standard will not have a material impact on its Consolidated Financial Statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and BOLI are accounted for under other U.S. GAAP standards and are therefore, out of scope of the ASC 606 revenue standard. Trust fees, service charges on deposits, electronic banking fees, net securities brokerage revenue, net gains on sales of mortgage loans, and net gain on other real estate owned and other assets are in scope of the ASC 606 revenue standard. The Company is currently reviewing contracts related to these revenue streams. The Company does not anticipate any material changes to revenue recognition; however, the Company’s review is still ongoing. The Company plans to adopt the revenue recognition standard as of January 1, 2018.

In January 2014, the FASB issued ASU No. 2014-01, which applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. WesBanco made an accounting policy election to adopt the ASU in the first quarter of 2017. With the adoption of this pronouncement, WesBanco now classifies the amortization of the investment as a component of income tax expense (benefit). The amount for the three and six months ending June 30, 2017 was $0.3 million and $0.8 million, respectively, which is included in income tax expense within WesBanco’s Consolidated Financial Statements.

NOTE 2. MERGERS AND ACQUISITIONS

On September 9, 2016, WesBanco completed its acquisition of Your Community Bankshares, Inc. (“YCB”), and its wholly-owned banking subsidiary, Your Community Bank (“YCB Bank”), an Indiana state-chartered commercial bank headquartered in New Albany, Indiana. The transaction expanded WesBanco’s franchise into Kentucky and southern Indiana.

On the acquisition date, YCB had approximately $1.5 billion in total assets, excluding goodwill, including approximately $1.0 billion in loans and $173.2 million in securities. The YCB acquisition was valued at $220.5 million, based on WesBanco’s closing stock price on September 9, 2016 of $32.62, and resulted in WesBanco issuing 5,423,348 shares of its common stock and $43.3 million in cash in exchange for all of the outstanding shares of YCB common stock. The assets and liabilities of YCB were recorded on WesBanco’s balance sheet at their preliminary estimated fair value as of September 9, 2016, the acquisition date, and YCB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. Due to the timing of the acquisition relative to the end of the reporting period, the fair values for certain assets and liabilities acquired from YCB on September 9, 2016 represented preliminary estimates. Based on the purchase price allocation, WesBanco recorded $93.0 million in goodwill and $12.0 million in core deposit intangibles in its Community Banking segment, representing the principal change in goodwill and intangibles in 2016. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

For the six months ended June 30, 2017 and for the twelve months ended December 31, 2016, WesBanco recorded merger-related expenses of $0.5 million and $13.3 million, respectively, associated with the YCB acquisition.

The purchase price of the YCB acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	September 9, 2016
Purchase Price:
Fair value of WesBanco shares issued	$177,149
Cash consideration for outstanding YCB shares	43,349

Total purchase price	$220,498
Fair value of:
Tangible assets acquired	$1,398,183
Core deposit and other intangible assets acquired	11,957
Liabilities assumed	(1,330,887)
Net cash received in the acquisition	48,212

Fair value of net assets acquired	$127,465

Goodwill recognized	$93,033

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition.

(unaudited, in thousands)	September 9, 2016
Assets acquired
Cash and due from banks	$48,212
Securities	173,223
Loans	1,012,410
Goodwill and other intangible assets	104,990
Accrued income and other assets (1)	212,550

Total assets acquired	$1,551,385

Liabilities assumed
Deposits	$1,193,010
Borrowings	123,001
Accrued expenses and other liabilities	14,876

Total liabilities assumed	1,330,887

Net assets acquired	$220,498

(1)	Includes receivables of $105.8 million from the sale of available-for-sale securities prior to the acquisition date.

The following table presents the changes in the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of December 31, 2016:

(unaudited, in thousands)	September 9, 2016
Goodwill recognized as of December 31, 2016	$92,889
Change in fair value of net assets acquired:
Assets
Loans	(1,156)
Accrued income and other assets	743
Liabilities
Borrowings	—
Accrued expenses and other liabilities	269

Fair value of net assets acquired	$(144)

Increase in goodwill recognized	144

Goodwill recognized as of June 30, 2017	$93,033

While purchase accounting is substantially complete, there may be subsequent adjustments to other assets and other liabilities. The Company expects to finalize purchase accounting in the third quarter, or within one year of the date of the acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

(unaudited, in thousands, except shares and per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for both basic and diluted earnings per common share:
Net income	$26,341	$22,109	$52,228	$44,982

Denominator:
Total average basic common shares outstanding	43,995,749	38,373,610	43,971,789	38,380,296
Effect of dilutive stock options and other stock compensation	65,672	36,783	75,023	34,626

Total diluted average common shares outstanding	44,061,421	38,410,393	44,046,812	38,414,922

Earnings per common share – basic	$0.60	$0.58	$1.19	$1.17
Earnings per common share – diluted	$0.60	$0.58	$1.19	$1.17

Options to purchase 117,550 shares and 186,350 shares at June 30, 2017 and 2016, respectively, were not included in the computation of net income per diluted share for the three months ended June 30, 2017 and 2016, respectively, because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. All stock options were included in the computation of net income per diluted share for the six months ended June 30, 2017. Options to purchase 186,350 shares at June 30, 2016 were not included in the computation of net income per diluted share for the six months ended June 30, 2016 because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of June 30, 2017, 24,000 shares of restricted stock were not included in the computation of net income per diluted share for the three and six months ended June 30, 2017 because the effect would be antidilutive. There were no antidilutive shares of restricted stock excluded from the computation of net income for the three or six months ended June 30, 2016.

On September 9, 2016, WesBanco issued 5,423,348 shares of common stock (109,257 of which shares were treasury stock) to complete its acquisition of YCB. These shares are included in average shares outstanding beginning on that date. For additional information relating to the YCB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	June 30, 2017				December 31, 2016
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government sponsored entities and agencies	$44,307	$9	$(480)	$43,836	$54,803	$3	$(763)	$54,043
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	938,425	811	(12,477)	926,759	953,475	884	(16,070)	938,289
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	116,584	90	(1,152)	115,522	98,922	27	(2,139)	96,810
Obligations of states and political subdivisions	110,020	3,358	(703)	112,675	110,208	3,114	(1,659)	111,663
Corporate debt securities	35,263	177	(101)	35,339	35,292	117	(108)	35,301

Total debt securities	$1,244,599	$4,445	$(14,913)	$1,234,131	$1,252,700	$4,145	$(20,739)	$1,236,106
Equity securities	4,238	1,056	(5)	5,289	4,062	1,032	(24)	5,070

Total available-for-sale securities	$1,248,837	$5,501	$(14,918)	$1,239,420	$1,256,762	$5,177	$(20,763)	$1,241,176

Held-to-maturity
U.S. Government sponsored entities and agencies	$12,319	$—	$(296)	$12,023	$13,394	$—	$(414)	$12,980
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	187,385	802	(1,638)	186,549	215,141	1,279	(2,563)	213,857
Obligations of states and political subdivisions	796,307	20,528	(1,289)	815,546	805,019	15,652	(5,529)	815,142
Corporate debt securities	34,383	889	(16)	35,256	34,413	418	(20)	34,811

Total held-to-maturity securities	$1,030,394	$22,219	$(3,239)	$1,049,374	$1,067,967	$17,349	$(8,526)	$1,076,790

Total	$2,279,231	$27,720	$(18,157)	$2,288,794	$2,324,729	$22,526	$(29,289)	$2,317,966

Trading securities, which consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $7.9 million and $7.1 million, at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2017. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	June 30, 2017
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
U.S. Government sponsored entities and agencies	$—	$11,972	$16,849	$6,898	$8,117	$43,836
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	926,759	926,759
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	115,522	115,522
Obligations of states and political subdivisions	9,038	20,278	37,662	45,697	—	112,675
Corporate debt securities	—	30,330	3,062	1,947	—	35,339
Equity securities (2)	—	—	—	—	5,289	5,289

Total available-for-sale securities	$9,038	$62,580	$57,573	$54,542	$1,055,687	$1,239,420

Held-to-maturity (3)
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$12,023	$12,023
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	186,549	186,549
Obligations of states and political subdivisions	3,535	78,391	405,143	328,477	—	815,546
Corporate debt securities	—	981	34,275	—	—	35,256

Total held-to-maturity securities	$3,535	$79,372	$439,418	$328,477	$198,572	$1,049,374

Total	$12,573	$141,952	$496,991	$383,019	$1,254,259	$2,288,794

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $1.3 billion and $1.2 billion at June 30, 2017 and December 31, 2016, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $7.8 million and $109.6 million for the six months ended June 30, 2017 and 2016, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income net of tax, as of June 30, 2017 and December 31, 2016, were $5.9 million and $9.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity securities for the three and six months ended June 30, 2017 and 2016, respectively. Gains and losses due to fair value fluctuations on trading securities are included in non-interest income under other income, with an offsetting entry in compensation expense.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2017	2016	2017	2016
Gross realized gains	$562	$778	$574	$1,916
Gross realized losses	(68)	(193)	(68)	(220)

Net realized gains	$494	$585	$506	$1,696

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$36,989	$(744)	8	$9,968	$(32)	1	$46,957	$(776)	9
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	898,142	(11,884)	224	71,302	(2,231)	19	969,444	(14,115)	243
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	97,844	(1,135)	14	667	(17)	2	98,511	(1,152)	16
Obligations of states and political subdivisions	169,042	(1,954)	309	2,315	(38)	3	171,357	(1,992)	312
Corporate debt securities	—	—	—	11,939	(117)	4	11,939	(117)	4
Equity securities	1,357	(5)	1	—	—	—	1,357	(5)	1

Total temporarily impaired securities	$1,203,374	$(15,722)	556	$96,191	$(2,435)	29	$1,299,565	$(18,157)	585

	December 31, 2016
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$58,108	$(1,177)	11	$—	$—	—	$58,108	$(1,177)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	969,174	(16,436)	232	58,839	(2,197)	14	1,028,013	(18,633)	246
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	88,169	(2,122)	14	679	(17)	2	88,848	(2,139)	16
Obligations of states and political subdivisions	364,583	(7,121)	604	2,047	(67)	3	366,630	(7,188)	607
Corporate debt securities	10,011	(78)	3	5,973	(50)	2	15,984	(128)	5
Equity securities	2,938	(24)	2	—	—	—	2,938	(24)	2

Total temporarily impaired securities	$1,492,983	$(26,958)	866	$67,538	$(2,331)	21	$1,560,521	$(29,289)	887

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $49.1 million and $46.4 million at June 30, 2017 and December 31, 2016, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. The deferred loan (costs) and fees were $(0.1) million and $0.3 million at June 30, 2017 and December 31, 2016, respectively. The unamortized discount on purchased loans from acquisitions was $25.0 million, including $12.7 million related to YCB, and $24.1 million at June 30, 2017 and December 31, 2016, respectively.

(unaudited, in thousands)	June 30, 2017	December 31, 2016
Commercial real estate:
Land and construction	$615,881	$496,539
Improved property	2,397,846	2,376,972

Total commercial real estate	3,013,727	2,873,511

Commercial and industrial	1,136,195	1,088,118
Residential real estate	1,363,579	1,383,390
Home equity	516,612	508,359
Consumer	360,304	396,058

Total portfolio loans	6,390,417	6,249,436

Loans held for sale	21,677	17,315

Total loans	$6,412,094	$6,266,751

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Six Months Ended June 30, 2017 and 2016
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2016:
Allowance for loan losses	$4,348	$18,628	$8,412	$4,106	$3,422	$3,998	$760	$43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total beginning allowance for credit losses	4,499	18,645	8,600	4,115	3,584	4,042	760	44,245

Provision for credit losses:
Provision for loan losses	1,039	558	1,552	39	466	970	444	5,068
Provision for loan commitments	14	1	(9)	1	17	2	—	26

Total provision for credit losses	1,053	559	1,543	40	483	972	444	5,094

Charge-offs	—	(1,574)	(1,205)	(592)	(293)	(1,965)	(611)	(6,240)
Recoveries	70	376	475	164	151	990	181	2,407

Net charge-offs	70	(1,198)	(730)	(428)	(142)	(975)	(430)	(3,833)

Balance at June 30, 2017:
Allowance for loan losses	5,457	17,988	9,234	3,717	3,746	3,993	774	44,909
Allowance for loan commitments	165	18	179	10	179	46	—	597

Total ending allowance for credit losses	$5,622	$18,006	$9,413	$3,727	$3,925	$4,039	$774	$45,506

Balance at December 31, 2015:
Allowance for loan losses	$4,390	$14,748	$10,002	$4,582	$2,883	$4,763	$342	$41,710
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total beginning allowance for credit losses	4,547	14,774	10,262	4,589	3,000	4,809	342	42,323

Provision for credit losses:
Provision for loan losses	1,252	(559)	1,999	(172)	164	898	581	4,163
Provision for loan commitments	(10)	(13)	(16)	1	10	—	—	(28)

Total provision for credit losses	1,242	(572)	1,983	(171)	174	898	581	4,135

Charge-offs	—	(1,328)	(765)	(386)	(216)	(2,089)	(362)	(5,146)
Recoveries	3	1,168	139	306	77	790	118	2,601

Net charge-offs	3	(160)	(626)	(80)	(139)	(1,299)	(244)	(2,545)

Balance at June 30, 2016:
Allowance for loan losses	5,645	14,029	11,375	4,330	2,908	4,362	679	43,328
Allowance for loan commitments	147	13	244	8	127	46	—	585

Total ending allowance for credit losses	$5,792	$14,042	$11,619	$4,338	$3,035	$4,408	$679	$43,913

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- draft	Total
June 30, 2017
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$897	$—	$—	$—	$—	$—	$897
Allowance for loans collectively evaluated for impairment	5,457	17,091	9,234	3,717	3,746	3,993	774	44,012
Allowance for loan commitments	165	18	179	10	179	46	—	597

Total allowance for credit losses	$5,622	$18,006	$9,413	$3,727	$3,925	$4,039	$774	$45,506

Portfolio loans:
Individually evaluated for impairment (1)	$—	$5,156	$—	$—	$—	$—	$—	$5,156
Collectively evaluated for impairment	614,353	2,385,876	1,135,243	1,362,813	516,612	360,297	—	6,375,194
Acquired with deteriorated credit quality	1,528	6,814	952	766	—	7	—	10,067

Total portfolio loans	$615,881	$2,397,846	$1,136,195	$1,363,579	$516,612	$360,304	$—	$6,390,417

December 31, 2016
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$470	$407	$—	$—	$—	$—	$877
Allowance for loans collectively evaluated for impairment	4,348	18,158	8,005	4,106	3,422	3,998	760	42,797
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total allowance for credit losses	$4,499	$18,645	$8,600	$4,115	$3,584	$4,042	$760	$44,245

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,012	$1,270	$—	$—	$—	$—	$4,282
Collectively evaluated for impairment	494,928	2,364,067	1,086,445	1,382,447	508,359	396,049	—	6,232,295
Acquired with deteriorated credit quality	1,611	9,893	403	943	—	9	—	12,859

Total portfolio loans	$496,539	$2,376,972	$1,088,118	$1,383,390	$508,359	$396,058	$—	$6,249,436

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2017
Pass	$609,309	$2,341,928	$1,118,983	$4,070,220
Criticized - compromised	3,910	26,046	9,278	39,234
Classified - substandard	2,662	29,872	7,934	40,468
Classified - doubtful	—	—	—	—

Total	$615,881	$2,397,846	$1,136,195	$4,149,922

As of December 31, 2016
Pass	$489,380	$2,324,755	$1,072,751	$3,886,886
Criticized - compromised	4,405	15,295	5,078	24,778
Classified - substandard	2,754	36,922	10,289	49,965
Classified - doubtful	—	—	—	—

Total	$496,539	$2,376,972	$1,088,118	$3,961,629

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $20.4 million at June 30, 2017 and $20.6 million at December 31, 2016, of which $3.4 million were accruing, for each period. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired YCB Loans — The carrying amount of loans acquired from YCB with deteriorated credit quality at June 30, 2017 and December 31, 2016 was $5.8 million and $5.7 million, respectively, of which $0.8 million and $1.4 million, respectively, were accounted for under the cost recovery method in accordance with ASC 310-30, as cash flows cannot be reasonably estimated, and therefore are categorized as non-accrual. At June 30, 2017, the accretable yield was $1.1 million. At June 30, 2017 and December 31, 2016, an allowance for loan loss of $0.1 million and $0, respectively, has been recognized related to the YCB acquired impaired loans, as the estimates for future cash flows on these loans have been negatively impacted.

Acquired ESB Loans — The carrying amount of loans acquired from ESB with deteriorated credit quality at June 30, 2017 and December 31, 2016 was $4.3 million and $7.2 million, respectively, of which $3.5 million and $0, respectively, were accounted for under the cost recovery method in accordance with ASC 310-30, as cash flows cannot be reasonably estimated, and therefore are categorized as non-accrual. At June 30, 2017, the accretable yield was $0.9 million. At June 30, 2017 and December 31, 2016 an allowance for loan loss of $2.0 million and $1.8 million, respectively, has been recognized related to the ESB acquired impaired loans, as the estimates for future cash flows on these loans have been negatively impacted.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Six Months Ended
(unaudited, in thousands)	June 30, 2017	June 30, 2016
Balance at beginning of period	$1,717	$1,206
Acquisitions	—	—
Reclass from non-accretable difference	738	1,064
Transfers	(216)	(328)
Accretion	(279)	(266)

Balance at end of period	$1,960	$1,676

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2017
Commercial real estate:
Land and construction	$611,756	$3,817	$27	$281	$4,125	$615,881	$—
Improved property	2,385,823	777	1,499	9,747	12,023	2,397,846	808

Total commercial real estate	2,997,579	4,594	1,526	10,028	16,148	3,013,727	808
Commercial and industrial	1,131,611	979	847	2,758	4,584	1,136,195	30
Residential real estate	1,350,915	1,568	3,176	7,920	12,664	1,363,579	1,472
Home equity	509,747	2,478	419	3,968	6,865	516,612	1,284
Consumer	355,665	2,853	1,002	784	4,639	360,304	616

Total portfolio loans	6,345,517	12,472	6,970	25,458	44,900	6,390,417	4,210
Loans held for sale	21,677	—	—	—	—	21,677	—

Total loans	$6,367,194	$12,472	$6,970	$25,458	$44,900	$6,412,094	$4,210

Impaired loans included above are as follows:
Non-accrual loans	$12,301	$352	$2,353	$21,229	$23,934	$36,235
TDRs accruing interest (1)	6,690	48	84	19	151	6,841

Total impaired	$18,991	$400	$2,437	$21,248	$24,085	$43,076

As of December 31, 2016
Commercial real estate:
Land and construction	$496,245	$—	$—	$294	$294	$496,539	$—
Improved property	2,367,790	1,154	363	7,665	9,182	2,376,972	318

Total commercial real estate	2,864,035	1,154	363	7,959	9,476	2,873,511	318
Commercial and industrial	1,082,390	2,508	1,011	2,209	5,728	1,088,118	229
Residential real estate	1,365,956	6,701	1,043	9,690	17,434	1,383,390	1,922
Home equity	502,087	2,358	862	3,052	6,272	508,359	626
Consumer	390,354	3,674	1,149	881	5,704	396,058	644

Total portfolio loans	6,204,822	16,395	4,428	23,791	44,614	6,249,436	3,739
Loans held for sale	17,315	—	—	—	—	17,315	—

Total loans	$6,222,137	$16,395	$4,428	$23,791	$44,614	$6,266,751	$3,739

Impaired loans included above are as follows:
Non-accrual loans	$7,570	$3,479	$923	$19,812	$24,214	$31,784
TDRs accruing interest (1)	7,014	342	50	240	632	7,646

Total impaired	$14,584	$3,821	$973	$20,052	$24,846	$39,430

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2017			December 31, 2016
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$588	$413	$—	$1,212	$766	$—
Improved property	16,234	11,136	—	9,826	8,141	—
Commercial and industrial	10,613	4,092	—	4,456	3,181	—
Residential real estate	18,645	16,983	—	20,152	18,305	—
Home equity	5,247	4,608	—	4,589	4,011	—
Consumer	804	688	—	884	744	—

Total impaired loans without a specific allowance	52,131	37,920	—	41,119	35,148	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	5,156	5,156	897	3,012	3,012	470
Commercial and industrial	—	—	—	4,875	1,270	407

Total impaired loans with a specific allowance	5,156	5,156	897	7,887	4,282	877

Total impaired loans	$57,287	$43,076	$897	$49,006	$39,430	$877

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$411	$—	$840	$8	$529	$—	$1,223	$14
Improved Property	11,118	23	9,846	96	10,125	369	10,084	180
Commercial and industrial	4,268	2	3,303	52	3,905	4	3,362	93
Residential real estate	17,787	66	16,830	194	17,959	135	16,783	433
Home equity	4,485	5	3,428	28	4,327	10	3,296	52
Consumer	733	1	853	17	737	3	1,000	35

Total impaired loans without a specific allowance	38,802	97	35,100	395	37,582	521	35,748	807

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved Property	5,999	—	3,012	—	5,003	—	3,012	—
Commercial and industrial	—	—	4,312	26	423	—	4,498	58

Total impaired loans with a specific allowance	5,999	—	7,324	26	5,426	—	7,510	58

Total impaired loans	$44,801	$97	$42,424	$421	$43,008	$521	$43,258	$865

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	June 30, 2017	December 31, 2016
Commercial real estate:
Land and construction	$413	$766
Improved property	14,859	9,535

Total commercial real estate	15,272	10,301

Commercial and industrial	3,955	4,299
Residential real estate	12,225	12,994
Home equity	4,171	3,538
Consumer	612	652

Total	$36,235	$31,784

(1)	At June 30, 2017, there were three borrowers with loans greater than $1.0 million totaling $8.7 million, as compared to two borrowers totaling $4.3 million at December 31, 2016. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2017			December 31, 2016
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$6	$6	$—	$8	$8
Improved property	1,433	528	1,961	1,618	688	2,306

Total commercial real estate	1,433	534	1,967	1,618	696	2,314

Commercial and industrial	137	237	374	152	151	303
Residential real estate	4,758	1,902	6,660	5,311	2,212	7,523
Home equity	437	337	774	473	297	770
Consumer	76	148	224	92	190	282

Total	$6,841	$3,158	$9,999	$7,646	$3,546	$11,192

As of June 30, 2017 and December 31, 2016, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three and six months. WesBanco had no unfunded commitments to debtors whose loans were classified as impaired as of June 30, 2017 or December 31, 2016.

The following tables present details related to loans identified as TDRs during the three and six months ended June 30, 2017 and 2016, respectively:

	New TDRs (1) For the Three Months Ended
	June 30, 2017			June 30, 2016
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—

Total commercial real estate	—	—	—	—	—	—

Commercial and industrial	—	—	—	—	—	—
Residential real estate	1	11	10	1	23	22
Home equity	1	44	44	1	43	42
Consumer	2	22	20	6	38	34

Total	4	$77	$74	8	$104	$98

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Six Months Ended
	June 30, 2017			June 30, 2016
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—

Total commercial real estate	—	—	—	—	—	—

Commercial and industrial	2	125	120	—	—	—
Residential real estate	2	22	18	1	23	22
Home equity	1	45	44	1	44	42
Consumer	3	34	29	6	41	34

Total	8	$226	$211	8	$108	$98

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the six months ended June 30, 2017 and 2016, respectively, that were restructured within the last twelve months prior to June 30, 2017 and 2016, respectively:

Defaulted TDRs (1)
For the Six Months Ended
	June 30, 2017		June 30, 2016
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	1	40
Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total	—	$—	1	$40

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2017 and 2016, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loan in the table above was not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	June 30, 2017	December 31, 2016
Other real estate owned	$6,654	$8,206
Repossessed assets	69	140

Total other real estate owned and repossessed assets	$6,723	$8,346

At June 30, 2017, other real estate owned includes $2.0 million from the YCB acquisition and $3.1 million at December 31, 2016. Residential real estate included in other real estate owned at June 30, 2017 and December 31, 2016 was $1.7 million and $1.6 million, respectively. At June 30, 2017 and December 31, 2016, formal foreclosure proceedings were in process on residential real estate loans totaling $2.3 million and $4.1 million, respectively.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2017	2016	2017	2016
Service cost – benefits earned during year	$643	$696	$1,279	$1,392
Interest cost on projected benefit obligation	1,096	1,209	2,180	2,533
Expected return on plan assets	(1,907)	(1,919)	(3,793)	(3,838)
Amortization of prior service cost	6	6	12	12
Amortization of net loss	803	808	1,597	1,502

Net periodic pension cost	$641	$800	$1,275	$1,601

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $2.7 million is due for 2017, which could be all or partially offset by the Plan’s $46.9 million available credit balance. A voluntary contribution of $2.5 million was made in June 2017.

On September 9, 2016, WesBanco assumed YCB’s obligation for a predecessor bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Plan”). The participating employer plan had been frozen to new participants since 2002. WesBanco spun out the assets from the Pentegra Plan in the second quarter of 2017, and contributed approximately $2.8 million to satisfy the final costs to do so. The spin off had no impact on earnings as the liability was included in YCB’s balance sheet as of the acquisition date. The $8.4 million in distributed assets from the Pentegra Plan were transferred to a new plan providing the same benefits to the participants.

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

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

		June 30, 2017
		Fair Value Measurements Using:
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Trading securities	$7,880	$6,483	$—	$—	$1,397
Securities - available-for-sale
U.S. Government sponsored entities and agencies	43,836	—	43,836	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	926,759	—	926,759	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	115,522	—	115,522	—	—
Obligations of state and political subdivisions	112,675	—	112,675	—	—
Corporate debt securities	35,339	—	35,339	—	—
Equity securities	5,289	3,149	2,140	—	—

Total securities - available-for-sale	$1,239,420	$3,149	$1,236,271	$—	$—

Other assets - interest rate derivatives agreements	$5,666	$—	$5,666	$—	$—

Total assets recurring fair value measurements	$1,252,966	$9,632	$1,241,937	$—	$1,397

Other liabilities - interest rate derivatives agreements	$5,572	$—	$5,572	$—	$—

Total liabilities recurring fair value measurements	$5,572	$—	$5,572	$—	$—

Nonrecurring fair value measurements
Impaired loans	$4,259	$—	$—	$4,259	$—
Other real estate owned and repossessed assets	6,723	—	—	6,723	—
Loans held for sale	21,677	—	21,677	—	—

Total nonrecurring fair value measurements	$32,659	$—	$21,677	$10,982	$—

		December 31, 2016
		Fair Value Measurements Using:
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Trading securities	$7,071	$5,633	$—	$—	$1,438
Securities - available-for-sale
U.S. Government sponsored entities and agencies	54,043	—	54,043	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	938,289	—	938,289	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	96,810	—	96,810	—	—
Obligations of state and political subdivisions	111,663	—	111,663	—	—
Corporate debt securities	35,301	—	35,301	—	—
Equity securities	5,070	2,938	2,132	—	—

Total securities - available-for-sale	$1,241,176	$2,938	$1,238,238	$—	$—

Other assets - interest rate derivatives agreements	$5,596	$—	$5,596	$—	$—

Total assets recurring fair value measurements	$1,253,843	$8,571	$1,243,834	$—	$1,438

Other liabilities - interest rate derivatives agreements	$5,199	$—	$5,199	$—	$—

Total liabilities recurring fair value measurements	$5,199	$—	$5,199	$—	$—

Nonrecurring fair value measurements
Impaired loans	$3,405	$—	$—	$3,405	$—
Other real estate owned and repossessed assets	8,346	—	—	8,346	—
Loans held for sale	17,315	—	17,315	—	—

Total nonrecurring fair value measurements	$29,066	$—	$17,315	$11,751	$—

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three and six months ended June 30, 2017 or for the year ended December 31, 2016.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2017
Impaired loans	$4,259	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (4.8%) / (2.0%)
			Liquidation expenses (2)	(7.6%) to (8.0%) / (7.8%)
Other real estate owned and repossessed assets	6,723	Appraisal of collateral (1), (3)
December 31, 2016:
Impaired loans	$3,405	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (70.0%) / (36.6%)
			Liquidation expenses (2)	(1.5%) to (8.0%) / (4.6%)
Other real estate owned and repossessed assets	8,346	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at June 30, 2017
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$110,695	$110,695	$110,695	$—	$—	$—
Trading securities	7,880	7,880	6,483	—	—	1,397
Securities available-for-sale	1,239,420	1,239,420	3,149	1,236,271	—	—
Securities held-to-maturity	1,030,394	1,049,374	—	1,048,782	592	—
Net loans	6,345,508	6,239,814	—	—	6,239,814	—
Loans held for sale	21,677	21,677	—	21,677	—	—
Other assets - interest rate derivatives	5,666	5,666	—	5,666	—	—
Accrued interest receivable	28,501	28,501	28,501	—	—	—
Financial Liabilities
Deposits	7,072,473	7,083,413	5,686,701	1,396,712	—	—
Federal Home Loan Bank borrowings	1,021,592	1,020,403	—	1,020,403	—	—
Other borrowings	167,671	167,663	165,565	2,098	—	—
Subordinated debt and junior subordinated debt	164,228	134,420	—	134,420	—	—
Other liabilities - interest rate derivatives	5,572	5,572	—	5,572	—	—
Accrued interest payable	2,407	2,407	2,407	—	—	—

			Fair Value Measurements at December 31, 2016
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$128,170	$128,170	$128,170	$—	$—	$—
Trading securities	7,071	7,071	5,633	—	—	1,438
Securities available-for-sale	1,241,176	1,241,176	2,938	1,238,238	—	—
Securities held-to-maturity	1,067,967	1,076,790	—	1,076,189	601	—
Net loans	6,205,762	6,073,558	—	—	6,073,558	—
Loans held for sale	17,315	17,315	—	17,315	—	—
Other assets - interest rate derivatives	5,596	5,596	—	5,596	—	—
Accrued interest receivable	28,299	28,299	28,299	—	—	—
Financial Liabilities
Deposits	7,040,879	7,052,501	5,545,057	1,507,444	—	—
Federal Home Loan Bank borrowings	968,946	974,430	—	974,430	—	—
Other borrowings	199,376	199,385	197,164	2,221	—	—
Subordinated debt and junior subordinated debt	163,598	134,859	—	134,859	—	—
Other liabilities - interest rate derivatives	5,199	5,199	—	5,199	—	—
Accrued interest payable	2,204	2,204	2,204	—	—	—

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on WesBanco’s consolidated balance sheets:

Cash and due from banks: The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Securities held-to-maturity: Fair values for securities held-to-maturity are determined in the same manner as the investment securities, which are described above.

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

NOTE 8. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

Other comprehensive income before reclassifications	—	3,932	—	3,932
Amounts reclassified from accumulated other comprehensive income	1,164	35	(123)	1,076

Period change	1,164	3,967	(123)	5,008

Balance at June 30, 2017	$(16,594)	$(5,923)	$399	$(22,118)

Balance at December 31, 2015	$(17,539)	$(4,162)	$747	$(20,954)

Other comprehensive income before reclassifications	—	18,100	—	18,100
Amounts reclassified from accumulated other comprehensive income	921	(1,061)	(103)	(243)

Period change	921	17,039	(103)	17,857

Balance at June 30, 2016	$(16,618)	$12,877	$644	$(3,097)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2017	2016	2017	2016
Securities available-for-sale (1):
Net securities gains/losses reclassified into earnings	$55	$(618)	$55	$(1,672)	Net securities gains (Non-interest income)
Related income tax benefit	(20)	226	(20)	611	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	35	(392)	35	(1,061)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(118)	(84)	(189)	(165)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	44	31	66	62	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(74)	(53)	(123)	(103)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	809	815	1,610	1,514	Employee benefits (Non-interest expense)
Related income tax benefit	(300)	(298)	(446)	(593)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	509	517	1,164	921

Total reclassifications for the period	$470	$72	$1,076	$(243)

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.6 million as of both June 30, 2017 and December 31, 2016, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both June 30, 2017 and December 31, 2016.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2017	2016
Lines of credit	$1,483,500	$1,418,329
Loans approved but not closed	228,118	185,253
Overdraft limits	126,459	126,517
Letters of credit	31,260	32,907
Contingent obligations to purchase loans funded by other entities	8,945	13,036

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.8 billion and $3.7 billion at June 30, 2017 and 2016, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended June 30, 2017:
Interest and dividend income	$82,160	$—	$82,160
Interest expense	10,021	—	10,021

Net interest income	72,139	—	72,139
Provision for credit losses	2,383	—	2,383

Net interest income after provision for credit losses	69,756	—	69,756
Non-interest income	16,550	5,572	22,122
Non-interest expense	52,754	3,130	55,884

Income before provision for income taxes	33,552	2,442	35,994
Provision for income taxes	8,676	977	9,653

Net income	$24,876	$1,465	$26,341

For the Three Months ended June 30, 2016:
Interest and dividend income	$67,585	$—	$67,585
Interest expense	7,811	—	7,811

Net interest income	59,774	—	59,774
Provision for credit losses	1,811	—	1,811

Net interest income after provision for credit losses	57,963	—	57,963
Non-interest income	14,555	5,036	19,591
Non-interest expense	44,396	2,964	47,360

Income before provision for income taxes	28,122	2,072	30,194
Provision for income taxes	7,256	829	8,085

Net income	$20,866	$1,243	$22,109

For the Six Months ended June 30, 2017:
Interest and dividend income	$162,084	$—	$162,084
Interest expense	19,226	—	19,226

Net interest income	142,858	—	142,858
Provision for credit losses	5,094	—	5,094

Net interest income after provision for credit losses	137,764	—	137,764
Non-interest income	33,290	11,716	45,006
Non-interest expense	103,746	6,522	110,268

Income before provision for income taxes	67,308	5,194	72,502
Provision for income taxes	18,196	2,078	20,274

Net income	$49,112	$3,116	$52,228

For the Six Months ended June 30, 2016:
Interest and dividend income	$135,186	$—	$135,186
Interest expense	15,571	—	15,571

Net interest income	119,615	—	119,615
Provision for credit losses	4,135	—	4,135

Net interest income after provision for credit losses	115,480	—	115,480
Non-interest income	28,237	10,747	38,984
Non-interest expense	86,461	6,242	92,703

Income before provision for income taxes	57,256	4,505	61,761
Provision for income taxes	14,977	1,802	16,779

Net income	$42,279	$2,703	$44,982

Total non-fiduciary assets of the trust and investment services segment were $1.6 million and $3.2 million at June 30, 2017 and 2016, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of WesBanco’s financial condition as of June 30, 2017, as compared to December 31, 2016, and WesBanco’s results of operations for the three and six months ended June 30, 2017 and 2016. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes in this report and WesBanco’s Form 10-K for the fiscal year ended December 31, 2016.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2016 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarter ended March 31, 2017, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

On September 9, 2016, WesBanco completed the acquisition of YCB, a bank holding company headquartered in New Albany, Indiana with approximately $1.5 billion in assets, excluding goodwill, with $1.2 billion in total deposits and $1.0 billion in total loans, and 34 branches in Kentucky and southern Indiana. WesBanco now has approximately $9.9 billion in total assets, $7.1 billion in total deposits, and $6.4 billion in total loans, operating in five contiguous states. YCB’s results were included in WesBanco’s results from the date of merger consummation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2017 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2016 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended June 30, 2017 increased to $26.3 million, while diluted earnings per share increased to $0.60, compared to $22.1 million or $0.58 per diluted share for the second quarter of 2016. For the six month period ended June 30, 2017, net income increased to $52.2 million or $1.19 per diluted share compared to $45.0 million or $1.17 per diluted share for the first six months of 2016. Excluding after-tax merger-related expenses (non-GAAP measure), net income for the six months ended June 30, 2017, increased 15.7% to $52.5 million compared to $45.4 million for 2016, while diluted earnings per share improved to $1.19, compared to $1.18 per share for 2016.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$26,341	$0.60	$22,560	$0.59	$52,547	$1.19	$45,433	$1.18
Less: After tax merger-related expenses	—	—	(451)	(0.01)	(319)	—	(451)	(0.01)

Net income (GAAP)	$26,341	$0.60	$22,109	$0.58	$52,228	$1.19	$44,982	$1.17

(1)	Non-GAAP net income excludes after-tax merger-related expenses. The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $12.4 million or 20.7%, during the second quarter of 2017 compared to the same quarter of 2016, due to a 23.4% increase in average loan balances and the increase in net interest margin of 15 basis points. Year-to-date, net interest income increased $23.2 million or 19.4%, as average earning assets increased 14.4% and the net interest margin increased 14 basis points to 3.43%. The yield on earning assets has increased in each of the last six quarters totaling 22 basis points, with 18 basis points of the increase occurring subsequent to the acquisition of YCB’s higher yielding earning assets in September 2016. Six basis points of the increase occurred in the most recent quarter after the first quarter’s Federal Reserve Board’s target federal funds rate increased 25 basis points. As a result, the net interest margin increased by 15 basis points to 3.45% in the second quarter of 2017 compared to 3.30% in the second quarter of 2016. Yields increased on more than 90% of earning assets, which more than offset an 8 basis point increase in the cost of interest bearing liabilities as compared to the second quarter of 2016. The increase in the cost of interest bearing liabilities is primarily due to higher rates for certain short term borrowings and interest bearing demand deposits, which includes public funds. Average interest bearing deposits during the 2017 second quarter increased 12.2%, compared to the second quarter of 2016, as all interest bearing deposit types increased other than CDs. In addition, the second quarter net interest margin included approximately 8 basis points of accretion from prior acquisitions compared to 7 basis points in the second quarter of 2016, and 8 basis points in the first quarter of 2017.

The provision for credit losses increased to $2.4 million in the second quarter of 2017 compared to $1.8 million in the second quarter of 2016, due primarily to loan growth. On a linked-quarter basis, the provision decreased $0.3 million. The provision for credit losses for the first half of 2017 increased to $5.1 million compared to $4.1 million in the first half of 2016. Net charge-offs as a percentage of average portfolio loans were 0.09% in the second quarter of 2017 as compared to 0.08% in the second quarter of 2016.

For the second quarter of 2017, non-interest income increased $2.5 million or 12.9%, compared to the second quarter of 2016. Trust fees increased $0.5 million or 10.6%, based in part on a 4.1% increase in trust assets, improvements in equity markets during the past year, as well as organic growth, and estate fees. Service charges on deposits increased $0.9 million or 21.7%, and electronic banking fees increased $1.2 million or 33.2%, through a larger customer deposit base from the addition of YCB. Bank-owned life insurance increased $0.4 million primarily due to life insurance death benefits recorded in the second quarter of 2017. Other income decreased $0.8 million primarily due to a decrease in commercial customer loan swap fee income, which was related to a larger commercial project in the prior year period. For the six month period ending June 30, 2017, non-interest income increased $6.0 million, reflecting similar trends as in the second quarter, while net gains on sale of mortgage loans increased $1.2 million due to increases in mortgage loans sold into the secondary market, as total mortgage loan volume increased by 15.9% to $188.5 million. Net securities gains decreased $1.2 million, primarily due to gains on called securities in 2016.

Excluding merger-related expenses in both years as noted in the table above, non-interest expense in the second quarter of 2017 increased $9.2 million or 19.8%, compared to the prior year period, principally due to the acquisition. Salaries and wages increased $3.9 million or 19.7%, due to an 18.7% increase in full-time equivalent employees primarily from the YCB acquisition (net of positions terminated in the fourth quarter upon systems and branch conversions), and annual adjustments to compensation effective during the quarter. Employee benefits expense increased $0.4 million or 5.4%, primarily from higher health insurance costs and payroll taxes associated with the additional employees, which factors were offset somewhat by lower pension expense. Increases in net occupancy and equipment were also primarily related to the additional branches from the YCB acquisition. Marketing expense was seasonally higher during the second quarter, reflecting current consumer advertising campaigns, with the year-over-year increase related mostly to the market expansion from the acquisition. FDIC insurance decreased 17.6%, even with the acquisition, due to a lower fee schedule implemented July 1, 2016 by the FDIC for banks under $10 billion in total asset size as well as certain improved risk factors. Other operating expenses increased $2.1 million or 22.4%, through increases in miscellaneous taxes, professional fees, postage, and communications, primarily due to the YCB acquisition. For the first six months of 2017, non-interest expense increased $17.8 million or 19.3%, reflecting similar trends as in the second quarter, while payroll taxes were seasonally higher in the first quarter and marketing expenses were higher in the second quarter due to campaign management expenses. Some additional expected cost savings from the YCB acquisition should continue to be experienced throughout the remainder of 2017, although most personnel-related savings were obtained after the late 2016 branch and system conversions.

The provision for income taxes increased $3.5 million or 20.8%, during the first half of 2017 compared to the first half of 2016, due mostly to the first half of 2017 pre-tax income increasing 17.4% from the same period in 2016. In addition, the adoption earlier this year of a new accounting standard related to low income housing investment amortization moved $0.8 million from other operating expense to the provision for income taxes for the first six months of 2017. For the second quarter, the same factors affected the provision, with $0.3 million of recorded low income housing investment amortization, and a lower overall effective tax rate than in the first quarter due to factors such as the forecast of taxable income, higher stock-related excess tax benefits and adjustments to certain permanent tax item estimates.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2017	2016	2017	2016
Net interest income	$72,139	$59,774	$142,858	$119,615
Taxable equivalent adjustments to net interest income	2,619	2,445	5,253	4,879

Net interest income, fully taxable equivalent	$74,758	$62,219	$148,111	$124,494

Net interest spread, non-taxable equivalent	3.18%	3.05%	3.17%	3.06%
Benefit of net non-interest bearing liabilities	0.15%	0.12%	0.14%	0.10%

Net interest margin	3.33%	3.17%	3.31%	3.16%
Taxable equivalent adjustment	0.12%	0.13%	0.12%	0.13%

Net interest margin, fully taxable equivalent	3.45%	3.30%	3.43%	3.29%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $12.4 million or 20.7% in the second quarter of 2017 compared to the same quarter of 2016, due to a 23.4% increase in average loan balances and a 15 basis point increase in the net interest margin. For the first six months of 2017, net interest income increased $23.2 million or 19.4% from the first six months of 2016 as average earning assets increased 14.4% and the net interest margin increased 14 basis points to 3.43%. Loan balances increased from both the YCB acquisition and from 4.1% of organic loan growth, highlighted by 8.7% of organic commercial loan growth over the last twelve months. Total average deposits increased in the second quarter by $1.0 billion or 17.2% compared to the second quarter of 2016, while certificates of deposit, which have the highest interest cost among deposits, decreased by $85.9 million or 5.8%. Total average organic deposits, excluding CDs, increased $200.1 million or 4.4% from the second quarter of 2016, and was driven by 10.2% growth in interest bearing and non-interest bearing deposits, reflecting customer preferences, and marketing and customer incentive strategies. The net interest margin increased to 3.45% in the second quarter of 2017 from 3.30% in the same quarter of 2016, due to a 20 basis point increase in the yield on earning assets. Yields increased on over 90% of earning assets, more than offsetting an 8 basis point increase in the cost of interest bearing liabilities from the second quarter of 2016. The increase in overall funding costs was due to higher rates for certain short term borrowings and interest bearing demand deposits, which include public funds. Approximately 8 basis points of accretion from prior acquisitions was included in the second quarter of 2017 net interest margin compared to 7 basis points in the second quarter of 2016, and 8 basis points for the first quarter.

Interest income increased $14.6 million or 21.6% in the second quarter of 2017 and $26.9 million or 19.9% in the first half of 2017 compared to the same periods in 2016 due to higher average loan balances and higher yields in almost every earning asset category. Earning asset yields were influenced positively in 2017 by the 25 basis point first quarter target federal funds rate increase. Average loan balances increased by $1.2 billion in the second quarter of 2017 compared to the second quarter of 2016, primarily due to the acquisition, and loan yields increased by 13 basis points during this same period. Loan yields increased to 4.24% in the second quarter of 2017 compared to the same quarter in 2016 due to higher loan yields on the acquired YCB loan portfolio and the previously mentioned federal funds rate increase. Loans currently provide the greatest impact on interest income and the yield from earning assets as they have the largest balance and the highest yield within major earning asset categories. In the second quarter of 2017, average loans represented 73.2% of average earning assets, an increase from 68.0% in the same quarter of 2016. Total securities yields increased by 13 basis points in the second quarter of 2017 from the same period in 2016 due to lower amortization expense from paydowns on mortgage-backed securities, select sales of short-term, lower yielding investment securities in 2016 and a higher percentage of average tax-exempt securities to total securities. The average balance of tax-exempt securities, which provide the highest yield within securities, increased 12.8% or $81.8 million over the last year, and were 31.7% of total average securities in the second quarter of 2017 compared to 27.1% in the second quarter of 2016, which helped to mitigate their 22 basis point decline in yield. While the yield on taxable securities increased by 14 basis points from the second quarter of 2016, taxable securities balances decreased by $168.4 million or 9.8% from the second quarter of 2016 due to maturities, calls, sales and paydowns. These securities were not fully replaced due to management’s focus on maintaining the size of the balance sheet in order to delay the financial impact of crossing $10 billion in assets.

Portfolio loans increased $1.2 billion or 23.6% over the last twelve months with $1.0 billion from the YCB acquisition and $210.1 million or 4.1% from organic loan growth. Organic loan growth was achieved through $2.2 billion in loan originations in the last twelve months. Total business loan originations were up approximately 37.6% over the last year. Organic loan growth was driven by expanded market areas and additional commercial personnel in our core markets.

Interest expense increased $2.2 million or 28.3% in the second quarter of 2017 and $3.7 million or 23.5% in the first half of 2017 compared to the same periods in 2016, due primarily to increases in the balances and rates paid on most interest bearing liability categories. The cost of interest bearing liabilities increased by 8 basis points in the second quarter of 2017 from the same period of 2016. Average other borrowings and subordinated debt balances increased by $116.0 million or 57.5% from the second quarter of 2016 primarily due to debt acquired in the YCB acquisition. However, FHLB borrowings decreased by $74.3 million or 7.3% from the second quarter of 2016 due to scheduled maturities of borrowings, while rates paid increased by 14 basis points due to a lengthening in average borrowing term. Average interest bearing deposits increased by $578.2 million or 12.2% from the second quarter of 2016, also due to the YCB acquisition. Slightly offsetting the previously mentioned increases, the average balance of CDs decreased $85.9 million from the second quarter of 2016, even after acquiring YCB’s CD portfolio. This decrease was partially due to an $80.8 million reduction in CDARS® balances from $205.6 million at June 30, 2016 to $124.8 million at June 30, 2017. In addition, non-interest bearing demand deposits increased by $466.7 million from the second quarter of 2016 and are now 25.4% of total average deposits, compared to 22.1% in the second quarter of 2016, reflecting customers’ preferences toward demand deposits, and marketing strategies.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks—interest bearing	$12,875	0.75%	$20,985	0.72%	$13,398	0.63%	$38,805	0.45%
Loans, net of unearned income (1)	6,365,965	4.24%	5,156,789	4.11%	6,322,582	4.22%	5,124,942	4.12%
Securities: (2)
Taxable	1,550,114	2.42%	1,718,491	2.28%	1,576,578	2.41%	1,744,438	2.29%
Tax-exempt (3)	720,561	4.15%	638,746	4.37%	723,593	4.15%	635,773	4.39%

Total securities	2,270,675	2.97%	2,357,237	2.84%	2,300,171	2.95%	2,380,211	2.85%
Other earning assets	46,525	4.62%	45,354	4.72%	46,774	4.52%	45,577	4.43%

Total earning assets (3)	8,696,040	3.91%	7,580,365	3.71%	8,682,925	3.88%	7,589,535	3.71%

Other assets	1,132,435		925,437		1,122,181		939,226

Total Assets	$9,828,475		$8,505,802		$9,805,106		$8,528,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,634,305	0.37%	$1,230,484	0.21%	$1,585,564	0.33%	$1,209,989	0.19%
Money market accounts	1,014,682	0.25%	915,879	0.20%	1,026,567	0.24%	937,846	0.19%
Savings deposits	1,253,444	0.06%	1,091,950	0.06%	1,240,390	0.06%	1,088,154	0.06%
Certificates of deposit	1,403,818	0.71%	1,489,764	0.70%	1,428,892	0.69%	1,535,061	0.69%

Total interest bearing deposits	5,306,249	0.36%	4,728,077	0.33%	5,281,413	0.35%	4,771,050	0.32%
Federal Home Loan Bank borrowings	947,346	1.33%	1,021,642	1.19%	948,168	1.27%	1,031,378	1.19%
Other borrowings	153,565	0.68%	95,522	0.42%	175,341	0.64%	91,277	0.40%
Junior subordinated debt	164,184	4.37%	106,196	3.18%	164,050	4.43%	106,196	3.15%

Total interest bearing liabilities (1)	6,571,344	0.61%	5,951,437	0.53%	6,568,972	0.59%	5,999,901	0.52%
Non-interest bearing demand deposits	1,806,144		1,339,436		1,793,897		1,322,853
Other liabilities	73,721		58,006		74,748		57,788
Shareholders’ equity	1,377,266		1,156,923		1,367,489		1,148,219

Total Liabilities and Shareholders’ Equity	$9,828,475		$8,505,802		$9,805,106		$8,528,761

Taxable equivalent net interest spread		3.30%		3.18%		3.29%		3.19%
Taxable equivalent net interest margin		3.45%		3.30%		3.43%		3.29%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.9 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively. Loan fees included in interest income on loans totaled $1.5 million for both the six months ended June 30, 2017 and 2016. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $1.3 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $2.5 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively, while accretion on interest bearing liabilities from prior acquisitions was $0.4 million for both the three months ended June 30, 2017 and 2016, and $0.9 million for both the six months ended June 30, 2017 and 2016.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended June 30, 2017 Compared to June 30, 2016			Six Months Ended June 30, 2017 Compared to June 30, 2016
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$(15)	$1	$(14)	$(72)	$26	$(46)
Loans, net of unearned income	12,347	2,316	14,663	24,736	2,487	27,223
Taxable securities	(994)	594	(400)	(1,988)	965	(1,023)
Tax-exempt securities (1)	863	(365)	498	1,851	(782)	1,069
Other earning assets	14	(12)	2	27	22	49

Total interest income change (1)	12,215	2,534	14,749	24,554	2,718	27,272

Increase (decrease) in interest expense:
Interest bearing demand deposits	256	607	863	433	1,016	1,449
Money market accounts	51	143	194	90	222	312
Savings deposits	22	(2)	20	45	(8)	37
Certificates of deposit	(165)	73	(92)	(377)	37	(340)
Federal Home Loan Bank borrowings	(230)	344	114	(518)	399	(119)
Other borrowings	81	82	163	228	151	379
Junior subordinated debt	554	394	948	1,111	826	1,937

Total interest expense change	569	1,641	2,210	1,012	2,643	3,655

Net interest income increase (decrease) (1)	$11,646	$893	$12,539	$23,542	$75	$23,617

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses increased to $2.4 million in the second quarter of 2017 compared to $1.8 million in the second quarter of 2016 due primarily to loan growth. Credit quality continues to be excellent and improved year-over-year on a percentage basis. Non-performing loans (including TDRs), and criticized and classified loans all improved as a percentage of total portfolio loans from June 30, 2016. Non-performing loans were 0.67% of total loans at June 30, 2017, decreasing from 0.80% of total loans at the end of the second quarter of 2016. Criticized and classified loans were 1.25% of total loans, improving from 1.53% at June 30, 2016. Annualized net charge-offs as a percentage of average portfolio loans were 0.09% in the second quarter of 2017 as compared to 0.08% in the second quarter of 2016. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Trust fees	$5,572	$5,036	$536	10.6%	$11,716	$10,747	$969	9.0%
Service charges on deposits	5,081	4,176	905	21.7%	9,933	8,128	1,805	22.2%
Electronic banking fees	4,984	3,742	1,242	33.2%	9,512	7,345	2,167	29.5%
Net securities brokerage revenue	1,680	1,750	(70)	(4.0%)	3,442	3,646	(204)	(5.6%)
Bank-owned life insurance	1,367	942	425	45.1%	2,508	1,915	593	31.0%
Net gains on sales of mortgage loans	968	683	285	41.7%	2,408	1,231	1,177	95.6%
Net securities gains	494	585	(91)	(15.6%)	506	1,696	(1,190)	(70.2%)
Net gain on other real estate owned and other assets	342	214	128	59.8%	307	196	111	56.6%
Net insurance services revenue	735	715	20	2.8%	1,652	1,690	(38)	(2.2%)
Swap fee and valuation income	65	922	(857)	(93.0%)	822	929	(107)	(11.5%)
Other	834	826	8	1.0%	2,200	1,461	739	50.6%

Total non-interest income	$22,122	$19,591	$2,531	12.9%	$45,006	$38,984	$6,022	15.4%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the second quarter of 2017, non-interest income increased $2.5 million or 12.9% compared to the second quarter of 2016. The increase is driven by a $1.2 million increase in electronic banking fees, a $0.9 million increase in service charges on deposits, and a $0.5 million increase in trust fees, while swap fee income decreased $0.9 million compared to the second quarter of 2016. For the six months ended June 30, 2017, non-interest income increased $6.0 million or 15.4%, reflecting similar trends as in the second quarter, as well as reduced securities gains year over year due to one agency note called in the first six months of 2016 resulting in a $0.9 million securities gain.

Trust fees increased $0.5 million or 10.6% compared to the second quarter of 2016 due to market improvements, customer development initiatives, and higher estate fees. Total trust assets have increased $0.1 billion from $3.7 billion at June 30, 2016 to $3.8 billion at June 30, 2017. At June 30, 2017, trust assets include managed assets of $3.2 billion and non-managed (custodial) assets of $0.6 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco Trust and Investment Services, were $925.6 million as of June 30, 2017 and $895.0 million at June 30, 2016, which are included in trust managed assets.

Service charges on deposits increased $0.9 million or 21.7% compared to the second quarter of 2016 due to the larger customer deposit base from the YCB acquisition. For the six months ended June 30, 2017, service charges on deposits increased $1.8 million or 22.2% as compared to the six months ended June 30, 2016. Deposits increased $1.1 billion or 19.3% to $7.1 billion as of June 30, 2017 as compared to June 30, 2016.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $1.2 million or 33.2% compared to the second quarter of 2016, due to a higher volume of debit card transactions from the YCB acquisition as well as WesBanco’s legacy customers. The volume increase in our legacy markets is due to marketing and process initiatives as well as a higher percentage of customers using these products.

Bank-owned life insurance revenue increased $0.4 million or 45.1% compared to the second quarter of 2016 due to the YCB acquisition as well as death benefits of $0.2 million. For the six months ended June 30, 2017, bank-owned life insurance revenue increased $0.6 million or 31.0% as compared to the six months ended June 30, 2016. The total cash surrender value of bank-owned life insurance increased $37.4 million to $190.3 million as of June 30, 2017 as compared to $152.9 million as of June 30, 2016, due mostly to the YCB acquisition plus an increase over the last twelve months in policy cash surrender values.

Net gains on sales of mortgage loans increased $0.3 million or 41.7% compared to the second quarter of 2016 due to increased production volumes combined with higher sales percentages. Total mortgage production was $106.3 million in the second quarter of 2017, up 4.3% from the comparable 2016 quarter. Mortgages sold into the secondary market represented $58.4 million or 54.9% of overall mortgage loan production in the second quarter of 2017 compared to $41.5 million or 40.7% in the same 2016 period. For the six months ended June 20, 2017, net gains on sales of mortgage loans increased $1.2 million or 95.6% as compared to June 30, 2016.

Swap fee and valuation income decreased $0.9 million or 93.0% compared to the second quarter of 2016 due to the prior year quarter including higher commercial customer loan swap-related income, primarily from one larger commercial loan relationship. For the six months ended June 30, 2017, swap fee and valuation income decreased $0.1 million or 11.5% as compared to June 30, 2016.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and wages	$23,616	$19,731	$3,885	19.7%	$46,618	$38,911	$7,707	19.8%
Employee benefits	7,731	7,332	399	5.4%	15,941	14,409	1,532	10.6%
Net occupancy	4,510	3,220	1,290	40.1%	8,837	6,811	2,026	29.7%
Equipment	4,097	3,402	695	20.4%	8,139	6,830	1,309	19.2%
Marketing	2,060	1,608	452	28.1%	2,884	2,581	303	11.7%
FDIC insurance	906	1,099	(193)	(17.6%)	1,733	2,264	(531)	(23.5%)
Amortization of intangible assets	1,240	697	543	77.9%	2,513	1,427	1,086	76.1%
Restructuring and merger-related expenses	—	694	(694)	(100.0%)	491	694	(203)	(29.3%)
Franchise and other miscellaneous taxes	2,045	1,622	423	26.1%	4,129	3,238	891	27.5%
Postage and courier expenses	970	843	127	15.1%	1,990	1,541	449	29.1%
Consulting, regulatory, accounting and advisory fees	1,654	1,274	380	29.8%	3,328	2,580	748	29.0%
Other real estate owned and foreclosure expenses	326	279	47	16.8%	655	607	48	7.9%
Legal fees	650	695	(45)	(6.5%)	1,411	1,276	135	10.6%
Communications	634	363	271	74.7%	1,381	721	660	91.5%
ATM and electronic banking interchange expenses	1,202	1,057	145	13.7%	2,291	2,190	101	4.6%
Supplies	901	683	218	31.9%	1,729	1,364	365	26.8%
Other	3,342	2,761	581	21.0%	6,198	5,259	939	17.9%

Total non-interest expense	$55,884	$47,360	$8,524	18.0%	$110,268	$92,703	$17,565	18.9%

Non-interest expense in the second quarter of 2017 grew $8.5 million compared to the same quarter in 2016, principally from the YCB acquisition. Non-interest expense for the six months ended June 30, 2017 grew $17.6 million compared to the same period in 2016. For the second quarter, salaries and wages increased $3.9 million or 19.7% due primarily to increased compensation expense related to annual compensation adjustments and an increase in full-time equivalent employees from the acquisition. Net occupancy increased $1.3 million or 40.1% primarily related to the YCB acquisition, which added 34 new branch locations. Nearly all other expenses increased primarily from the acquisition as well.

Salaries and wages increased $3.9 million or 19.7% from the second quarter of 2016 and $7.7 million or 19.8% over the first half of 2016 due to increased compensation expense related to an 18.7% increase in full-time equivalent employees, primarily from the acquisition, and annual adjustments to compensation. Employee benefits expense increased $0.4 million or 5.4% compared to the second quarter of 2016 and $1.5 million or 10.6% over the first half of 2016 primarily from the additional employees as well as seasonally higher payroll taxes in the first quarter, which was partially offset by a decrease in pension costs.

Net occupancy costs increased $1.3 million or 40.1% from the second quarter of 2016 and $2.0 million or 29.7% over the first half of 2016 primarily due to increased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, primarily due to the 34 YCB branch locations acquired and normal building maintenance and repair costs of the legacy branch network and other infrastructure needs.

Equipment costs increased $0.7 million or 20.4% from the second quarter of 2016 and $1.3 million or 19.2% over the first half of 2016 due to continuous improvements in technology and communication infrastructure, software costs and origination and customer support centers combined with the YCB acquisition.

FDIC insurance decreased $0.2 million compared to the second quarter 2016 and $0.5 million over the first half of 2016 despite a larger balance sheet from the YCB acquisition. The Deposit Insurance Fund reached 1.15% prior to July 1, 2016, thus allowing the FDIC to institute new favorable assessment rate calculations beginning on that date for banks under $10 billion in size. WesBanco also experienced a further decrease in FDIC insurance expense based on continuing improvement in certain risk factors.

Amortization of intangible assets of $1.2 million in the second quarter, an increase of $0.5 million compared to the second quarter of 2016, included $0.6 million related to the YCB acquisition. The YCB acquisition added approximately $12.0 million in core deposit intangibles and $0.8 million in non-compete agreements with former YCB executives covering a three-year term.

Franchise and other miscellaneous taxes increased $0.4 million compared to the second quarter of 2016 and $0.9 million over the first half of 2016 due to the YCB acquisition and organic company growth.

Professional fees have increased $0.4 million from the second quarter of 2016 and $0.7 million over the first half of 2016 primarily due to certain third-party fees associated with the increased volume in loan originations, as well as consulting fees related to preparations for certain regulatory requirements, such as stress testing, for institutions that exceed $10 billion in total assets. Postage, communications, supplies and other expenses have increased a total of $1.2 million from the second quarter of 2016 primarily due to normal operating expenses related to the YCB acquisition.

INCOME TAXES

The provision for income taxes increased $3.5 million or 20.8%, during the first half of 2017 compared to the first half of 2016, due in part to a 17.4% increase in the first half of 2017 pre-tax income as compared to the same period of 2016. In addition, earlier this year the Company adopted a new accounting standard related to low income housing investment amortization, which, for the first six months of 2017, moved $0.8 million from other operating expense to the provision for income taxes. For the second quarter, the amount was $0.3 million. Additionally, the adoption of another new accounting standard resulted in the reclassification of excess tax benefits related to stock-based compensation from additional paid in capital in shareholders’ equity to income tax expense, which reduced income tax expense by $0.2 million in the second quarter and $0.3 million year to date. For the quarter, the provision increased 22.2% from last year due to higher pre-tax income and the above-noted additional factors. The effective tax rate was 29.1% for the first quarter and 26.8% for the second quarter, due to adjustments to the forecast for taxable income and permanent deductions for the remainder of the year. The year-to-date effective tax rate of 28.0% is currently anticipated to be in the range of the approximate effective tax rate for the reminder of the year.

FINANCIAL CONDITION

Total assets increased 0.8% during the six months ended June 30, 2017, while deposits and shareholders’ equity increased 0.4% and 2.7%, respectively, compared to December 31, 2016. Total portfolio loans increased $141.0 million or 2.3% as a result of originations outpacing pay-downs, which were a result of expanded market areas and additional commercial personnel in WesBanco’s core markets. Deposits increased $31.6 million from year-end, resulting from a 3.5% increase in savings deposits, a 2.7% increase in demand deposits, and a 1.0% increase in money market deposits, which more than offset the 7.4% decrease in certificates of deposit. The decrease in certificates of deposit is a result of lower rate offerings for maturing certificates of deposit and customer preferences for other deposit types, or non-deposit products, coupled with a $10.4 million decrease in CDARS® balances and decreases in certificates of deposit balances acquired in the ESB and YCB transactions of $42.6 million and $19.7 million, respectively. The increases in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 1.6% during the first six months of 2017 primarily as a result of a $52.6 million increase in FHLB borrowings, which was partially offset by a $31.7 million decrease in other short-term borrowings. Total shareholders’ equity increased by approximately $36.1 million or 2.7%, compared to December 31, 2016, primarily due to net income exceeding dividends for the period by $29.4 million, coupled with a $5.0 million decrease in other comprehensive losses.

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2017	2016	$ Change	% Change
Trading securities (at fair value)	$7,880	$7,071	$809	11.4
Available-for-sale (at fair value)
U.S. Government sponsored entities and agencies	43,836	54,043	(10,207)	(18.9)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	926,759	938,289	(11,530)	(1.2)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	115,522	96,810	18,712	19.3
Obligations of states and political subdivisions	112,675	111,663	1,012	0.9
Corporate debt securities	35,339	35,301	38	0.1

Total debt securities	1,234,131	1,236,106	(1,975)	(0.2)
Equity securities	5,289	5,070	219	4.3

Total available-for-sale securities	$1,239,420	$1,241,176	$(1,756)	(0.1)

Held-to-maturity (at amortized cost)
U.S. Government sponsored entities and agencies	$12,319	$13,394	$(1,075)	(8.0)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	187,385	215,141	(27,756)	(12.9)
Obligations of states and political subdivisions	796,307	805,019	(8,712)	(1.1)
Corporate debt securities	34,383	34,413	(30)	(0.1)

Total held-to-maturity securities	1,030,394	1,067,967	(37,573)	(3.5)

Total securities	$2,277,694	$2,316,214	$(38,520)	(1.7)

Available-for-sale and trading securities:
Weighted average yield at the respective period end (2)	2.31%	2.22%
As a % of total securities	54.8%	53.9%
Weighted average life (in years)	4.3	4.3

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.81%	3.76%
As a % of total securities	45.2%	46.1%
Weighted average life (in years)	4.4	5.0

Total securities:
Weighted average yield at the respective period end (2)	2.99%	2.93%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.4	4.6

(1)	At June 30, 2017 and December 31, 2016, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $38.5 million or 1.7% from December 31, 2016 to June 30, 2017. Through the first six months of 2017, the available-for-sale portfolio decreased by $1.8 million or 0.1%, while the held-to-maturity portfolio decreased by $37.6 million or 3.5%. The decrease in the overall portfolio from December 31, 2016 was caused by calls, maturities and paydowns exceeding purchases in the first six months of 2017, as a result of management’s strategies to remix earning assets to a higher percentage of loans and a lower percentage of securities and to control the size of the balance sheet to delay crossing the $10 billion asset size threshold. In addition, $9.4 million of securities were sold from the HTM portfolio in the second quarter of 2017, which resulted in $0.4 million in realized gains. These securities were all deemed to be at maturity, as less than 15% of their acquired principal balance was remaining at the time of sale. The weighted average yield of the portfolio increased by 6 basis points from December 31, 2016 to June 30, 2017. This yield increase was due to a continuing mix shift that resulted in a higher balance of tax-exempt securities to the total portfolio, as well as lower amortization expense on mortgage-backed securities from decreases in principal paydowns in the first half of 2017. The tax-exempt portion of the investment portfolio generally provides the highest tax-equivalent yields of any security type within the portfolio.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2017 and December 31, 2016 were $5.9 million and $9.9 million, respectively. With approximately 45% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

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

WesBanco’s municipal portfolio comprises 39.9% of the overall securities portfolio as of June 30, 2017 as compared to 39.6% as of December 31, 2016, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	June 30, 2017		December 31, 2016
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$96,577	10.4	$93,676	10.1
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	704,263	75.9	700,506	75.5
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	119,011	12.8	121,903	13.2
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	746	0.1	729	0.1
Not rated by either agency	7,624	0.8	9,991	1.1

Total municipal bond portfolio	$928,221	100.0	$926,805	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of June 30, 2017 and December 31, 2016, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds from various municipalities, school districts and local revenue bond issues. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	June 30, 2017		December 31, 2016
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$636,814	68.6	$638,868	68.9
Revenue	291,407	31.4	287,937	31.1

Total municipal bond portfolio	$928,221	100.0	$926,805	100.0

Municipal bond issuer:
State Issued	$95,353	10.3	$92,241	10.0
Local Issued	832,868	89.7	834,564	90.0

Total municipal bond portfolio	$928,221	100.0	$926,805	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration within those states based on total fair value at June 30, 2017:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	June 30, 2017
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$201,793	21.7
Texas	109,169	11.8
Ohio	105,467	11.4
Illinois	51,332	5.5
West Virginia	35,120	3.8
All other states	425,340	45.8

Total municipal bond portfolio	$928,221	100.0

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

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2017		December 31, 2016
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$615,881	9.6	$496,539	7.9
Improved property	2,397,846	37.4	2,376,972	37.9

Total commercial real estate	3,013,727	47.0	2,873,511	45.8
Commercial and industrial	1,136,195	17.7	1,088,118	17.4
Residential real estate	1,363,579	21.3	1,383,390	22.1
Home equity	516,612	8.1	508,359	8.1
Consumer	360,304	5.6	396,058	6.3

Total portfolio loans	6,390,417	99.7	6,249,436	99.7
Loans held for sale	21,677	0.3	17,315	0.3

Total loans	$6,412,094	100.0	$6,266,751	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $141.0 million or 2.3% from December 31, 2016 and $1.2 billion or 23.6% over the last twelve months with $1.0 billion from the YCB acquisition and $210.1 million or 4.1% from organic loan growth.    Expanded market areas and additional commercial personnel in our core markets provided the growth, which occurred primarily in commercial real estate, commercial and industrial and home equity lending categories and was achieved through $2.2 billion in loan originations in the last twelve months. Total business loan originations were up approximately 37.6% over the last year. Residential real estate loans decreased, despite increased mortgage production, due to an increase in loans sold into the secondary market and payoffs, while consumer loans decreased $35.8 million or 9.0% due to a reduced focus and pricing adjustments for indirect installment loans.

Total loan commitments, including loans approved but not closed, of $1.9 billion, increased $102.2 million or 5.8% from December 31, 2016 due primarily to the larger borrowing base from the YCB acquisition as well as typical seasonal increases, particularly in land and construction. The line utilization percentage for the commercial portfolio was 47.8% at June 30, 2017 and 45.5% at December 31, 2016.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

The global decline in coal, oil and natural gas prices has had both a positive impact on the commercial portfolio by lowering all borrowers’ energy costs, but also resulted in a reduction in coal, oil and gas activity that adversely impacted certain industries or property types. At June 30, 2017 total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $49.5 million or 0.61% of the total loan portfolio as compared to $52.7 million or 0.66% of the total loan portfolio at March 31, 2017. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $65.0 million in exposure or 0.81% of the total loan portfolio as compared to $62.7 million or 0.78% of the total loan portfolio at March 31, 2017. The largest exposure to any one borrower in either core energy or ancillary industries was $24.9 million to a company that operates as a natural gas distribution utility.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2017	December 31, 2016
Non-accrual loans:
Commercial real estate - land and construction	$413	$766
Commercial real estate - improved property	14,859	9,535
Commercial and industrial	3,955	4,299
Residential real estate	12,225	12,994
Home equity	4,171	3,538
Consumer	612	652

Total non-accrual loans (1)	36,235	31,784

TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	1,433	1,618
Commercial and industrial	137	152
Residential real estate	4,758	5,311
Home equity	437	473
Consumer	76	92

Total TDRs accruing interest (1)	6,841	7,646

Total non-performing loans	$43,076	$39,430

Other real estate owned and repossessed assets	6,723	8,346

Total non-performing assets	$49,799	$47,776

Non-performing loans/total portfolio loans	0.67%	0.63%
Non-performing assets/total assets	0.50%	0.49%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.78%	0.76%

(1)	TDRs on nonaccrual of $3.2 million and $3.5 million at June 30, 2017 and December 31, 2016, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, increased $3.6 million or 9.2%, from December 31, 2016, primarily due to a purchased credit impaired loan from ESB, placed on nonaccrual in the first quarter. TDRs decreased $0.8 million due to successful exit strategies combined with normal repayments and fewer additions to the category due to overall improvement in economic conditions in our markets. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $1.6 million from December 31, 2016 primarily due to continued efforts to liquidate properties acquired from YCB, which totaled $3.0 million on the acquisition date.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	June 30, 2017	December 31, 2016
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	808	318
Commercial and industrial	30	229
Residential real estate	1,472	1,922
Home equity	1,284	626
Consumer	616	644

Total loans past due 90 days or more	4,210	3,739

Loans past due 30 to 89 days:
Commercial real estate - land and construction	3,831	—
Commercial real estate - improved property	1,284	747
Commercial and industrial	1,073	1,522
Residential real estate	3,805	6,080
Home equity	2,789	2,949
Consumer	3,823	4,731

Total loans past due 30 to 89 days	16,605	16,029

Total 30 days or more	$20,815	$19,768

Loans past due 90 days or more and accruing to total portfolio loans	0.07%	0.06%
Loans past due 30-89 days and accruing to total portfolio loans	0.26%	0.26%

Loans past due 30 days or more and accruing interest excluding TDRs increased $1.0 million or 5.3% from December 31, 2016. These loans continue to accrue interest because they are both well-secured and in the process of collection. The increase in 30 to 89 days past due status was primarily related to one commercial real estate customer in process of refinancing. Delinquency in all other loan categories decreased from year-end primarily due to successful collection efforts on delinquent YCB acquired loans, and represented 0.26% of total loans at both June 30, 2017 and December 31, 2016, respectively. Loans past due 90 days or more increased $0.6 million from December 31, 2016 and represented 0.07% of total loans at June 30, 2017 compared to 0.06% at December 31, 2016. The continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses represented 0.70% of total portfolio loans at June 30, 2017 compared to 0.70% as of December 31, 2016 and 0.84% as of June 30, 2016. Included in the ratio are acquired YCB and ESB loans (recorded at fair value at the date of acquisition of $1.7 billion) and the related allowance on YCB and ESB acquired loans of $3.3 million at June 30, 2017. Excluding these acquired loans and the related allowance results in a more comparable coverage ratio to prior periods.

The allowance for loans individually-evaluated was relatively unchanged compared to December 31, 2016.

The allowance for loan commitments of $0.6 million at June 30, 2017 was unchanged compared to December 31, 2016 and is included in other liabilities on the Consolidated Balance Sheets.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans were 1.25% of total loans, improving from 1.53% at June 30, 2016. Criticized and classified loans as a percent of total loans improved as credit quality continued to improve, enabling certain loans to be upgraded while others have paid down.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The increase in the allocation of the allowance for CRE—land and construction and C&I loans is primarily driven by growth in these respective categories. The allowance for CRE—improved property declined despite 0.9% of loan growth in the category as historical charge-offs and loan downgrades continue to decline at a faster pace than growth in the category. The overall allowance for retail loan categories was relatively unchanged.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	June 30, 2017	Percent of Total	December 31, 2016	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$5,457	12.0	$4,348	9.8
Commercial real estate - improved property	17,988	39.5	18,628	42.1
Commercial and industrial	9,234	20.3	8,412	19.0
Residential real estate	3,717	8.2	4,106	9.3
Home equity	3,746	8.2	3,422	7.7
Consumer	3,993	8.8	3,998	9.0
Deposit account overdrafts	774	1.7	760	1.8

Total allowance for loan losses	$44,909	98.7	$43,674	98.7

Allowance for loan commitments:
Commercial real estate - land and construction	$165	0.4	$151	0.4
Commercial real estate - improved property	18	0.0	17	0.0
Commercial and industrial	179	0.4	188	0.4
Residential real estate	10	0.0	9	0.0
Home equity	179	0.4	162	0.4
Consumer	46	0.1	44	0.1

Total allowance for loan commitments	597	1.3	571	1.3

Total allowance for credit losses	$45,506	100.0	$44,245	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at June 30, 2017.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change
Deposits
Non-interest bearing demand	$1,801,423	$1,789,522	$11,901	0.7
Interest bearing demand	1,625,011	1,546,890	78,121	5.1
Money market	1,005,184	995,477	9,707	1.0
Savings deposits	1,255,083	1,213,168	41,915	3.5
Certificates of deposit	1,385,772	1,495,822	(110,050)	(7.4)

Total deposits	$7,072,473	$7,040,879	$31,594	0.4

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 173 financial centers. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $31.6 million or 0.4% during the first six months of 2017. Interest bearing demand and non-interest bearing demand deposits increased 5.1% and 0.7%, respectively, while savings and money market deposits increased 3.5% and 1.0%, respectively. This growth is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, money market deposits were influenced primarily through WesBanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $48.0 million at June 30, 2017 compared to $5.7 million at December 31, 2016.

Certificates of deposit decreased $110.1 million due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to WesBanco. The decline was also impacted by lower offered rates on maturing certificates of deposit earlier in the period and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the ICS® money market deposit program. CDARS® balances totaled $124.8 million in outstanding balances at June 30, 2017, of which $92.3 million represented one-way buys, compared to $135.2 million in total outstanding balances at December 31, 2016, of which $100.1 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $220.8 million at June 30, 2017 compared to $219.3 million at December 31, 2016. Certificates of deposit of $100,000 or more were approximately $635.5 million at June 30, 2017 compared to $681.5 million at December 31, 2016. Certificates of deposit totaling approximately $810.9 million at June 30, 2017 with a cost of 0.59% are scheduled to mature within the next 12 months. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, and may offer special promotions or rates on certain maturities of CD’s and other savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,021,592	$968,946	$52,646	5.4
Other short-term borrowings	167,671	199,376	(31,705)	(15.9)
Subordinated debt and junior subordinated debt	164,228	163,598	630	0.4

Total	$1,353,491	$1,331,920	$21,571	1.6

Borrowings are a less significant source of funding for WesBanco compared to total deposits, totaling 13.7% of total assets. During the first six months of 2017, WesBanco reduced other short-term borrowings and borrowed approximately $60.0 million of FHLB borrowings with longer-term maturities. In addition, WesBanco extended the maturities of approximately $230.0 million of FHLB borrowings at an average cost of 1.57% versus current short-term FHLB rates approximating 1.10% - 1.20%.

Other short-term borrowings, which consist primarily of securities sold under agreements to repurchase and federal funds purchased at June 30, 2017, and may also include notes payable, were $167.7 million at June 30, 2017 compared to $199.4 million at December 31, 2016. The decrease is primarily due to a $25.5 million decrease in federal funds purchased and a $6.2 million decrease in repurchase agreements. WesBanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There was no outstanding balance at June 30, 2017 or December 31, 2016.

Subordinated debt and junior subordinated debt consisted of $25.9 million in subordinated debentures and $138.3 million in junior subordinated debt at June 30, 2017. The subordinated debt was issued by the former Your Community Bank and has a fixed rate of 6.25% through the call date of December 15, 2020 at which time the interest rate converts to a variable rate equal to three-month LIBOR plus 459 basis points. The subordinated debt matures on December 15, 2025 and is considered Tier 2 regulatory capital for both WesBanco Bank and WesBanco, Inc. The junior subordinated debt has either been issued by trusts formed by WesBanco or assumed in acquisitions. At June 30, 2017, junior subordinated debt totaling $129.8 million had variable interest rates based on three-month LIBOR ranging from 2.85% to 4.40%, and junior subordinated debt totaling $8.5 million had a fixed rate of 8.00%. The junior subordinated debt matures at various dates from June 2033 through June 2038 and is considered Tier 1 regulatory capital for WesBanco, Inc. under current regulatory guidelines.

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

CAPITAL RESOURCES

Shareholders’ equity was $1.4 billion at June 30, 2017 compared to $1.3 billion at December 31, 2016. The increase resulted primarily from net income during the current six-month period of $52.2 million and a $5.0 million decrease in other comprehensive loss, which were partially offset by the declaration of common shareholder dividends totaling $22.9 million for the six months ended June 30, 2017. WesBanco also increased its quarterly dividend rate to $0.26 per share in February, representing an 8.3% increase over the prior quarterly rate and a cumulative 86% increase over the last twenty-six quarters.

Under the current share repurchase plan, WesBanco purchased 12,987 shares during the six-month period ended June 30, 2017 from employees for the payment of withholding taxes to facilitate the vesting of restricted stock. At June 30, 2017, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,107,320 shares.

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

On May 16, 2017, WesBanco granted 117,550 stock options to selected officers at an exercise price of $38.88. These options are service-based and vest 50% at December 31, 2017 and 50% at December 31, 2018. On the same date, WesBanco also issued 70,321 shares of time-based restricted stock to selected officers and 9,003 shares of performance-based restricted stock to selected officers. The time-based restricted shares are service-based and cliff-vest 36 months from the date of grant. The performance-based restricted shares have a three-year performance period, beginning January 1, 2018, based on WesBanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of peer financial institutions with total assets between approximately $9 billion and $15 billion. Earned performance-based restricted shares are also subject to additional service-based vesting with 50% vesting on May 16, 2021 after the completion of the three-year performance period and the final 50% vesting on May 16, 2022.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2017, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2017, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $50.3 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			June 30, 2017			December 31, 2016
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$933,005	10.09%	$369,815	$901,873	9.81%	$367,843
Common equity Tier 1	4.50%	6.50%	799,185	11.44%	314,274	773,306	11.28%	308,462
Tier 1 capital to risk-weighted assets	6.00%	8.00%	933,005	13.36%	419,033	901,873	13.16%	411,283
Total capital to risk-weighted assets	8.00%	10.00%	1,004,203	14.38%	558,710	971,762	14.18%	548,378
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$845,267	9.16%	$369,043	$827,173	9.02%	$366,903
Common equity Tier 1	4.50%	6.50%	845,267	12.13%	313,594	827,173	12.10%	307,728
Tier 1 capital to risk-weighted assets	6.00%	8.00%	845,267	12.13%	418,125	827,173	12.10%	410,305
Total capital to risk-weighted assets	8.00%	10.00%	915,994	13.14%	557,500	896,598	13.11%	547,073

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 64.3% at June 30, 2017 and deposit balances funded 71.6% of assets.

The following table lists the sources of liquidity from assets at June 30, 2017 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$110,695
Securities with a maturity date within the next year and callable securities	140,225
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	201,783
Loans held for sale	21,677
Accruing loans scheduled to mature	855,668
Normal loan repayments	1,554,668

Total sources of liquidity expected within the next year	$2,884,716

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $7.1 billion at June 30, 2017. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $810.9 million at June 30, 2017, which includes jumbo regular certificates of deposit totaling $313.0 million with a weighted-average cost of 0.73%, and jumbo CDARS® deposits of $82.6 million with a weighted-average cost of 0.88%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at June 30, 2017 and December 31, 2016 approximated $1.6 billion and $1.7 billion, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At June 30, 2017, the Bank had unpledged available-for-sale securities with an amortized cost of $294.4 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is currently limited as only approximately 25% of the available-for-sale portfolio is unpledged, due to the pledging agreements that WesBanco has with public deposit customers. Public deposit balances have increased significantly through the ESB and YCB acquisitions of the past two years. WesBanco’s held-to-maturity portfolio currently contains $629.0 million of unpledged securities. However, most of the balance represents municipal bonds, which can only be pledged in limited circumstances. Unless in compliance with certain criteria, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to go to available-for-sale, and the held-to-maturity designation would not be available to WesBanco for several years.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At June 30, 2017, WesBanco had a BIC line of credit totaling $208.1 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $285.0 million, of which $32.5 million was outstanding at June 30, 2017, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $167.7 million at June 30, 2017 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers, and federal funds purchased. There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during 2017. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $64.1 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at June 30, 2017. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2017, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $50.3 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.9 billion at both June 30, 2017 and December 31, 2016. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of June 30, 2017, and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

WesBanco’s ALCO is a Board-level committee with both Board and senior management representation, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Management Officer and the Senior Treasury Officer. It monitors and manages interest rate risk within Board- approved policy limits. Interest rate risk is monitored primarily through the use of an earnings simulation model and an economic value-at-risk model to measure the fair value of net equity. These models are highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The key assumptions and strategies employed are analyzed and reviewed quarterly by the ALCO, while appropriate documentation is maintained in meeting minutes and treasury department files.

The earnings simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, security call dates, adjustments to various non-maturity deposit product rates, or “betas”, and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual yields and costs respond to changes in market interest rates. Assumptions used are based primarily on both historical experience and current market rates, and are periodically back-tested and reviewed by third-party consultants. Security portfolio maturities and prepayments are assumed to be reinvested in similar instruments and callable/prepayable security forecasts are adjusted at varying levels of interest rates. While management believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates, callable security forecasts and non-maturity deposit product behavior assumptions will approximate actual future results. Moreover, the net interest income sensitivity chart presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results. In addition, the analysis may not consider all actions that management could employ in response to changes in interest rates and various earning asset and costing liability balances.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming an immediate and sustained 100, 200, 300 and 400 basis point increase or decrease in market interest rates across the entire yield curve, compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 10%, 12.5%, 15% and 20% or less, respectively, of net interest income from the base model over a twelve-month period. The table below shows WesBanco’s interest rate sensitivity at June 30, 2017 and December 31, 2016, assuming the above-noted interest rate increases as compared to a base model. Due to the current lower interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change are not shown due to the unrealistic nature of results associated with short-term negative interest rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	June 30, 2017	December 31, 2016
+400	12.0%	4.5%	(20.0%)
+300	9.7%	4.7%	(15.0%)
+200	6.8%	4.6%	(12.5%)
+100	4.0%	3.1%	(10.0%)
-100	(4.2%)	(2.3%)	(10.0%)

As per the table above, the earnings simulation model at June 30, 2017 currently projects that net interest income for the next twelve-month period would decrease by 4.2% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.3% for the same scenario as of December 31, 2016.

For rising rate scenarios, net interest income would increase by 4.0%, 6.8%, 9.7% and 12.0% if rates were to increase by 100, 200, 300 and 400 basis points, respectively, as of June 30, 2017, compared to increases of 3.1%, 4.6%, 4.7% and 4.5% in a 100, 200, 300 and 400 basis point increasing rate environment as of December 31, 2016.

The balance sheet shows greater asset sensitivity as of June 30, 2017, as compared to December 31, 2016, with differences resulting from changes in the mix of, and growth in various earning assets and costing liabilities, as well as recent adjustments in modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds. A recent third-party study of the Company’s own historical betas, decay rates and prepayment speeds in various interest rate environments was completed, and the results were used to replace general industry data in prior evaluations, resulting in a portion of the increased asset sensitivity. While deposit betas have been increased from those used in prior periods, loan prepayment speeds were also increased to reflect our own loan balances’ propensity to prepay over time. The net impact was increased asset sensitivity in combination with the aforementioned balance sheet changes experienced from year-end. Overall asset sensitivity in non-parallel rising rate scenarios with shifting yield curve assumptions may be somewhat neutralized due to slower prepayment speeds, slower than forecasted increases to loan yields for competitive reasons, existing quotes on previously committed loans, extension risk associated with residential mortgages and mortgage-backed securities, and other earning asset and costing liability differences versus currently modeled assumptions. In addition, variable rate commercial loans with rate floors averaging 4.10% approximated $1.3 billion at June 30, 2017, or 30% of commercial loans, as compared to $1.3 billion or 32% of commercial loans at year-end. Approximately 48% or $602.7 million of these loans are currently priced at their floor, as compared to 53% or $671.9 million at December 31, 2016. In a less than 100 basis point rising rate environment, these loans may not adjust as rapidly from their current floor level as compared to loans without floors. As a result of the December 2016, March 2017 and June 2017 federal funds rate increases affecting short-term market rates such as one and three month LIBOR (an index used frequently in the setting of commercial loan rates, fixed rate loan spreads, and back-to-back loan swaps for certain commercial loan customers), more commercial loans with floors should experience a rate increase in a rising rate environment of 100 basis points or more.

Given the interest rate environment and flatter yield curve for much of 2016 affecting the repricing of loans and investments, WesBanco previously experienced a declining or flat net interest margin, with net interest income dependent upon both loan growth and asset re-mix strategies. It was expected that the base case net interest margin would somewhat decrease without loan growth. After the acquisition in 2016 of YCB and with three recent federal funds rate increases, the net interest margin has grown by 14 basis points compared to pre-acquisition levels due to higher yielding loans from YCB, loan mix and purchase accounting accretion. Further margin expansion would be dependent on additional federal funds and other market rate/yield curve increases over the remainder of the year, in addition to continued execution of our business strategy to remix investment securities runoff into loans and higher cost wholesale borrowings and CDs into lower costing transaction accounts. Net purchase accounting accretion is expected to decrease throughout 2017, which should be mostly offset by loan growth and by the asset sensitivity of the balance sheet in a rising rate scenario. Management currently anticipates that one additional short-term federal funds rate increase may occur during the remainder of 2017, and potentially two more in 2018, relatively consistent with general market and consensus economist expectations. Delays in implementing further rate increases for an asset-sensitive balance sheet or increases to deposit betas beyond our current modeling assumptions for existing accounts typically would have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Maturities and repricing of higher-costing certificates of deposit in prior years has had the beneficial impact of mitigating compression from lower loan spreads in a competitive loan environment, combined with organic loan growth. However, with current CDs costing an average of 0.71%, this factor does not improve the net interest margin as CDs mature and reprice, as new offering rates are generally higher than current maturities’ rates. While customers over the past few years have moved maturing CD balances to lower-costing transaction accounts as well as certain non-deposit products, a portion of these lower-cost transaction account balances may move to higher-costing CDs or money market accounts as short-term rates continue to increase. Prior and current period CD runoff from former single service customers at ESB and YCB and our own retail focus on customers with multiple relationships versus single service CD customers has been replaced with FHLB and other short-term borrowings. Certificates of deposit totaling approximately $810.9 million mature within the next year at an average cost of 0.59%. Approximately $230 million of short-term maturing FHLB borrowings in the first half of 2017 were replaced with higher cost, medium-term borrowings, which strategy was intended to improve asset sensitivity and certain short-term liquidity measures. Additional maturing borrowings over the remainder of the year may also be lengthened at a somewhat higher cost to continue to improve various short-term liquidity ratios that management monitors, and in anticipation of future rate increases. In addition, management is currently controlling the total size of the balance sheet, without limiting loan growth, in order to remain under $10 billion in total assets through the remainder of 2017 and into 2018.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources, or an interest rate swap strategy, as necessary to lengthen liabilities, help offset mismatches in various asset maturities, and manage liquidity. CDARS® and ICS® deposits also continue to be used to lengthen maturities in certificates of deposit and for customers seeking higher-yielding instruments and/or to maintain their total deposit levels below FDIC insurance limits.

Current balance sheet strategies to manage the net interest margin in the expected rate environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable rates thru various marketing and incentive strategies;

•	selling additional residential mortgage loan production into the secondary market;

•	marketing demand deposit account types to continue to increase the portion of these account types to total deposits;

•	employing back-to-back loan swaps for customers desiring a longer-term fixed rate loan such that the Bank receives a variable rate;

•	re-mixing a portion of investment securities cash flows into loans;

•	extending or renewing FHLB term borrowings as necessary to balance asset/liability mismatches;

•	using the CDARS® and ICS® deposit programs as necessary to manage overall liability mix, and

•	managing the overall size of the balance sheet to remain under $10 billion in total assets into 2018 to delay the implementation of certain costs and regulations associated with the Dodd-Frank Act.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve-month period. WesBanco’s current policy limits this exposure to a change of minus 10% in net interest income from the base model for a twelve-month period and for an extended two year rate ramp of 400 basis points. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at June 30, 2017 using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 3.4% over the next twelve months, compared to a 3.2% increase at December 31, 2016. For the first twelve months of a 400 basis point rate ramp over two years, the increase in net interest income would be 3.8% in year one as compared to the base, and 12.1% in year two when compared to year two’s base. In addition, management utilizes a most likely forecast scenario to forecast net interest income over a rolling two year time frame. This forecast is updated and reviewed quarterly, incorporating current budget or re-forecast assumptions into the model such as estimated loan and deposit growth, asset and liability re-mixing, competitive market rates and spreads for various products, marketing promotions and other assumptions. Such modeling helps to predict changes in forecasted outcomes and necessary adjustments to the plan to achieve management’s earnings goals.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various rate scenarios. At June 30, 2017, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates an increase of 2.9%, compared to an increase of 6.7% at December 31, 2016. In a 100 basis point falling rate environment, the model indicates a decrease of 8.2%, compared to a decrease of 9.8% as of December 31, 2016. WesBanco’s policy is to limit such change to minus 10% for a 100 basis point change in interest rates, minus 20% for a 200 basis point change in interest rates, minus 30% for a 300 basis point rate change in interest rates, and minus 40% for a 400 basis point rate change in interest rates. Changes to various assets and liabilities, as well as certain changes to loan prepayment speeds and decay rates associated with non-maturity deposits, caused the change in market value of tangible equity as compared to year-end.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

WesBanco is involved in various lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. While any litigation contains an element of uncertainty, WesBanco does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2017, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2017				1,120,307

April 1, 2017 to April 31, 2017
Open market repurchases	—	$—	—	1,120,307
Other transactions (1)	17,830	38.30	N/A	N/A

May 1, 2017 to May 31, 2017
Other repurchases (2)	12,987	$37.61	12,987	1,107,320
Other transactions (1)	936	39.16	N/A	N/A

June 1, 2017 to June 30, 2017
Other transactions (1)	1,565	$38.01	N/A	N/A

Second Quarter 2017
Open market repurchases	—	$—	—	1,120,307
Other repurchases (2)	12,987	37.61	12,987	1,107,320
Other transactions (1)	20,331	38.31	N/A	N/A

Total	33,318	$38.04	12,987	1,107,320

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.
(2)	Consists of shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

N/A – Not applicable

ITEM 6. EXHIBITS

10.1	WesBanco, Inc. Incentive Bonus, Option and Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 20, 2017).*

10.2	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan - Performance Restricted Stock Agreement.*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 31, 2017	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2017	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)