Form 10-Q
period 2017-09-30
WESBANCO INC
filed 2017-10-30
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

    Yes   ☐     No   ☑

As of October 23, 2017, there were 44,033,267 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks, including interest bearing amounts of $14,704 and $21,913, respectively	$110,871	$128,170
Securities:
Trading securities, at fair value	7,929	7,071
Available-for-sale, at fair value	1,305,532	1,241,176
Held-to-maturity (fair values of $1,044,748 and $1,076,790, respectively)	1,025,688	1,067,967

Total securities	2,339,149	2,316,214

Loans held for sale	26,888	17,315

Portfolio loans, net of unearned income	6,373,049	6,249,436
Allowance for loan losses	(45,487)	(43,674)

Net portfolio loans	6,327,562	6,205,762

Premises and equipment, net	133,497	133,297
Accrued interest receivable	30,152	28,299
Goodwill and other intangible assets, net	590,249	593,187
Bank-owned life insurance	191,466	188,145
Other assets	168,443	180,488

Total Assets	$9,918,277	$9,790,877

LIABILITIES
Deposits:
Non-interest bearing demand	$1,851,167	$1,789,522
Interest bearing demand	1,666,117	1,546,890
Money market	990,788	995,477
Savings deposits	1,258,887	1,213,168
Certificates of deposit	1,334,066	1,495,822

Total deposits	7,101,025	7,040,879

Federal Home Loan Bank borrowings	1,015,011	968,946
Other short-term borrowings	165,576	199,376
Subordinated debt and junior subordinated debt	164,278	163,598

Total borrowings	1,344,865	1,331,920

Accrued interest payable	3,924	2,204
Other liabilities	73,905	74,466

Total Liabilities	8,523,719	8,449,469

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2017 and 2016, respectively; 44,041,572 and 43,931,715 shares issued, respectively; 44,033,585 and 43,931,715 shares outstanding, respectively	91,753	91,524
Capital surplus	683,348	680,507
Retained earnings	641,329	597,071
Treasury stock (7,987 and 0 shares in 2017 and 2016, respectively, at cost)	(300)	—
Accumulated other comprehensive loss	(20,837)	(27,126)
Deferred benefits for directors	(735)	(568)

Total Shareholders’ Equity	1,394,558	1,341,408

Total Liabilities and Shareholders’ Equity	$9,918,277	$9,790,877

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$70,342	$55,822	$202,600	$160,858
Interest and dividends on securities:
Taxable	9,711	9,137	28,682	29,129
Tax-exempt	4,862	4,559	14,617	13,620

Total interest and dividends on securities	14,573	13,696	43,299	42,749

Other interest income	574	574	1,674	1,671

Total interest and dividend income	85,489	70,092	247,573	205,278

INTEREST EXPENSE
Interest bearing demand deposits	1,814	691	4,413	1,841
Money market deposits	751	444	1,970	1,350
Savings deposits	189	173	555	502
Certificates of deposit	2,610	2,592	7,512	7,835

Total interest expense on deposits	5,364	3,900	14,450	11,528

Federal Home Loan Bank borrowings	3,628	3,005	9,608	9,104
Other short-term borrowings	394	118	954	299
Subordinated debt and junior subordinated debt	1,849	1,043	5,449	2,706

Total interest expense	11,235	8,066	30,461	23,637

NET INTEREST INCOME	74,254	62,026	217,112	181,641
Provision for credit losses	2,516	2,214	7,610	6,350

Net interest income after provision for credit losses	71,738	59,812	209,502	175,291

NON-INTEREST INCOME
Trust fees	5,358	5,413	17,073	16,160
Service charges on deposits	5,320	4,733	15,254	12,861
Electronic banking fees	4,883	3,945	14,395	11,290
Net securities brokerage revenue	1,721	1,473	5,164	5,119
Bank-owned life insurance	1,164	995	3,671	2,910
Net gains on sales of mortgage loans	1,103	814	3,511	2,045
Net securities gains	6	598	511	2,293
Net (loss)/gain on other real estate owned and other assets	(298)	184	9	380
Other income	1,642	2,862	6,318	6,943

Total non-interest income	20,899	21,017	65,906	60,001

NON-INTEREST EXPENSE
Salaries and wages	24,957	21,225	71,575	60,136
Employee benefits	7,728	6,275	23,670	20,684
Net occupancy	4,132	3,647	12,969	10,459
Equipment	3,905	3,557	12,043	10,387
Marketing	1,599	1,295	4,482	3,876
FDIC insurance	945	961	2,677	3,225
Amortization of intangible assets	1,223	837	3,736	2,263
Restructuring and merger-related expense	—	9,883	491	10,577
Other operating expenses	11,265	9,921	34,380	28,696

Total non-interest expense	55,754	57,601	166,023	150,303

Income before provision for income taxes	36,883	23,228	109,385	84,989
Provision for income taxes	10,527	5,793	30,801	22,572

NET INCOME	$26,356	$17,435	$78,584	$62,417

EARNINGS PER COMMON SHARE
Basic	$0.60	$0.44	$1.79	$1.61
Diluted	$0.60	$0.44	$1.78	$1.61

AVERAGE COMMON SHARES OUTSTANDING
Basic	44,031,813	39,715,516	43,992,017	38,828,618
Diluted	44,086,881	39,743,291	44,059,469	38,855,453

DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.24	$0.78	$0.72

COMPREHENSIVE INCOME	$27,637	$15,470	$84,873	$78,309

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017 and 2016

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Deferred Benefits for Directors	Total
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount

December 31, 2016	43,931,715	$91,524	$680,507	$597,071	$—	$(27,126)	$(568)	$1,341,408

Net income	—	—	—	78,584	—	—	—	78,584
Other comprehensive income	—	—	—	—	—	6,289	—	6,289

Comprehensive income	—	—	—	—	—	—	—	84,873
Common dividends declared ($0.78 per share)	—	—	—	(34,326)	—	—	—	(34,326)
Treasury shares acquired	(12,987)	—	—	—	(488)	—	—	(488)
Stock options exercised	40,834	75	858	—	188	—	—	1,121
Issuance of restricted stock	74,023	154	(154)	—	—	—	—	—
Stock compensation expense	—	—	1,970	—	—	—	—	1,970
Deferred benefits for directors- net	—	—	167	—	—	—	(167)	—

September 30, 2017	44,033,585	$91,753	$683,348	$641,329	$(300)	$(20,837)	$(735)	$1,394,558

December 31, 2015	38,459,635	$80,304	$516,294	$549,921	$(2,640)	$(20,954)	$(793)	$1,122,132

Net income	—	—	—	62,417	—	—	—	62,417
Other comprehensive income	—	—	—	—	—	15,892	—	15,892

Comprehensive income	—	—	—	—	—	—	—	78,309
Common dividends declared ($0.72 per share)	—	—	—	(28,946)	—	—	—	(28,946)
Shares issued for acquisition	5,423,348	11,071	162,934	—	3,144	—	—	177,149
Treasury shares acquired	(130,041)	—	56	—	(3,730)	—	—	(3,674)
Stock options exercised	31,541	2	(165)	—	955	—	—	792
Issuance of restricted stock	76,400	—	(2,271)	—	2,271	—	—	—
Stock compensation expense	—	—	1,389	—	—	—	—	1,389
Deferred benefits for directors- net	—	—	(230)	—	—	—	230	—

September 30, 2016	43,860,883	$91,377	$678,007	$583,392	$—	$(5,062)	$(563)	$1,347,151

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$93,506	$89,175

INVESTING ACTIVITIES
Net increase in loans held for investment	(122,332)	(160,654)
Securities available-for-sale:
Proceeds from sales	7,760	277,225
Proceeds from maturities, prepayments and calls	156,944	214,786
Purchases of securities	(225,404)	(171,169)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	90,457	72,859
Purchases of securities	(53,251)	(34,530)
Proceeds from bank-owned life insurance	349	19
Cash received to acquire a business, net	—	4,863
Purchases of premises and equipment – net	(6,223)	(3,894)

Net cash (used in) provided by investing activities	(151,700)	199,505

FINANCING ACTIVITIES
Increase (decrease) in deposits	61,389	(123,708)
Proceeds from Federal Home Loan Bank borrowings	560,000	—
Repayment of Federal Home Loan Bank borrowings	(513,911)	(112,116)
Increase in other short-term borrowings	20,200	6,832
Decrease in federal funds purchased	(54,000)	—
Dividends paid to common shareholders	(33,416)	(27,277)
Issuance of common stock	991	2
Treasury shares purchased – net	(358)	(2,966)

Net cash provided by (used in) financing activities	40,895	(259,233)

Net (decrease) increase in cash and cash equivalents	(17,299)	29,447
Cash and cash equivalents at beginning of the period	128,170	86,685

Cash and cash equivalents at end of the period	$110,871	$116,132

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$29,857	$24,141
Income taxes paid	20,825	17,925
Transfers of loans to other real estate owned	506	3,368
Non-cash transactions related to the YCB acquisition	—	177,149

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

Recent accounting pronouncements — In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12 “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities.” The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. WesBanco is assessing the impact of ASU 2017-12 and does not expect it to have a material impact on WesBanco’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09 that provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. WesBanco is assessing the impact of ASU 2017-09 and does not expect it to have a material impact on WesBanco’s Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-07 that changes how an employer presents the net periodic benefit cost in the income statement for an employer-sponsored defined benefit pension and/or other postretirement benefit plans. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual period (i.e., only in the first interim period). For WesBanco, this update will be effective for the fiscal year beginning January 1, 2018. Upon adoption, WesBanco will reclassify the service cost component from employee benefits to salaries and wages, which are both components of non-interest expense. The service cost component for the three and nine months ending September 30, 2017 was $0.7 million and $1.9 million, respectively.

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

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, which amends the principle versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. While WesBanco is currently evaluating the impact of this standard on individual customer contracts, management has evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. WesBanco currently anticipates this standard will not have a material impact on its Consolidated Financial Statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and bank-owned life insurance are accounted for under other U.S. GAAP standards and are therefore, out of scope of the ASC 606 revenue standard. Trust fees, service charges on deposits, electronic banking fees, net securities brokerage revenue, net gains on sales of mortgage loans, and net gain on other real estate owned and other assets are in scope of the ASC 606 revenue standard. Management has substantially completed evaluating revenue contracts, as well as identifying WesBanco’s customers, performance obligations and material revenue streams. For revenue streams evaluated to date, no changes have been identified as to the timing of revenue recognition. The Company plans to adopt the revenue recognition standard under the modified retrospective approach as of January 1, 2018.

In January 2014, the FASB issued ASU No. 2014-01, which applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. WesBanco made an accounting policy election to adopt the ASU in the first quarter of 2017. With the adoption of this pronouncement, WesBanco now classifies the amortization of the investment as a component of income tax expense (benefit). The amount for the three and nine months ending September 30, 2017 was $0.4 million and $1.2 million, respectively, which is included in income tax expense within WesBanco’s Consolidated Financial Statements.

NOTE 2. MERGERS AND ACQUISITIONS

On September 9, 2016, WesBanco completed its acquisition of Your Community Bankshares, Inc. (“YCB”), and its wholly-owned banking subsidiary, Your Community Bank (“YCB Bank”), an Indiana state-chartered commercial bank headquartered in New Albany, Indiana. The transaction expanded WesBanco’s franchise into Kentucky and southern Indiana.

On the acquisition date, YCB had $1.5 billion in total assets, excluding goodwill, including $1.0 billion in loans and $173.2 million in securities. The YCB acquisition was valued at $220.5 million, based on WesBanco’s closing stock price on September 9, 2016 of $32.62, and resulted in WesBanco issuing 5,423,348 shares of its common stock and $43.3 million in cash in exchange for all of the outstanding shares of YCB common stock. The assets and liabilities of YCB were recorded on WesBanco’s balance sheet at their fair value as of September 9, 2016, the acquisition date, and YCB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. Based on the final purchase price allocation, WesBanco recorded $93.0 million in goodwill and $12.0 million in core deposit intangibles in its Community Banking segment, representing the principal change in goodwill and intangibles in 2016. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.

For the nine months ended September 30, 2017 and for the twelve months ended December 31, 2016, WesBanco recorded merger-related expenses of $0.5 million and $13.3 million, respectively, associated with the YCB acquisition.

The final purchase price of the YCB acquisition and resulting goodwill is summarized as follows:

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

There were no adjustments to the allocation of the purchase price of the assets acquired and the liabilities assumed during the third quarter of 2017. The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of December 31, 2016:

(unaudited, in thousands)	September 9, 2016
Goodwill recognized as of December 31, 2016	$92,889
Change in fair value of net assets acquired:
Assets
Loans	(1,156)
Accrued income and other assets	743
Liabilities
Borrowings	—
Accrued expenses and other liabilities	269

Fair value of net assets acquired	$(144)

Increase in goodwill recognized	144

Goodwill recognized as of September 30, 2017	$93,033

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

(unaudited, in thousands, except shares and per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for both basic and diluted earnings per common share:
Net income	$26,356	$17,435	$78,584	$62,417

Denominator:
Total average basic common shares outstanding	44,031,813	39,715,516	43,992,017	38,828,618
Effect of dilutive stock options and other stock compensation	55,068	27,775	67,452	26,835

Total diluted average common shares outstanding	44,086,881	39,743,291	44,059,469	38,855,453

Earnings per common share – basic	$0.60	$0.44	$1.79	$1.61
Earnings per common share – diluted	$0.60	$0.44	$1.78	$1.61

Options to purchase 117,550 shares and 96,600 shares at September 30, 2017 and 2016, respectively, were not included in the computation of net income per diluted share for the three months ended September 30, 2017 and 2016, respectively, because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. All options to purchase shares were included in the nine months ended September 30, 2017 computation of net income per diluted share. Options to purchase 185,250 shares were not included in the computation of net income per diluted share for the nine months ended September 30, 2016 because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of September 30, 2017, 28,502 shares of market and performance-based restricted stock were not included in the computation of net income per diluted share for the three and nine months ended September 30, 2017 because the effect would be antidilutive. There were no antidilutive shares of restricted stock excluded from the computation of net income for the three or nine months ended September 30, 2016.

On September 9, 2016, WesBanco issued 5,423,348 shares of common stock (109,257 of which shares were treasury stock) to complete its acquisition of YCB. These shares are included in average shares outstanding beginning on that date. For additional information relating to the YCB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity securities:

	September 30, 2017				December 31, 2016
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government sponsored entities and agencies	$72,672	$88	$(441)	$72,319	$54,803	$3	$(763)	$54,043
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	974,370	776	(11,672)	963,474	953,475	884	(16,070)	938,289
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	122,908	77	(1,151)	121,834	98,922	27	(2,139)	96,810
Obligations of states and political subdivisions	104,228	3,187	(568)	106,847	110,208	3,114	(1,659)	111,663
Corporate debt securities	35,249	325	(71)	35,503	35,292	117	(108)	35,301

Total debt securities	$1,309,427	$4,453	$(13,903)	$1,299,977	$1,252,700	$4,145	$(20,739)	$1,236,106
Equity securities	4,238	1,320	(3)	5,555	4,062	1,032	(24)	5,070

Total available-for-sale securities	$1,313,665	$5,773	$(13,906)	$1,305,532	$1,256,762	$5,177	$(20,763)	$1,241,176

Held-to-maturity
U.S. Government sponsored entities and agencies	$12,128	$—	$(254)	$11,874	$13,394	$—	$(414)	$12,980
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	178,429	763	(1,467)	177,725	215,141	1,279	(2,563)	213,857
Obligations of states and political subdivisions	801,760	20,153	(1,200)	820,713	805,019	15,652	(5,529)	815,142
Corporate debt securities	33,371	1,065	—	34,436	34,413	418	(20)	34,811

Total held-to-maturity securities	$1,025,688	$21,981	$(2,921)	$1,044,748	$1,067,967	$17,349	$(8,526)	$1,076,790

Total	$2,339,353	$27,754	$(16,827)	$2,350,280	$2,324,729	$22,526	$(29,289)	$2,317,966

Trading securities, which consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $7.9 million and $7.1 million, at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2017. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	September 30, 2017
	One Year	One to	Five to	After	Mortgage-backed
(unaudited, in thousands)	or less	Five Years	Ten Years	Ten Years	and Equity	Total
Available-for-sale
U.S. Government sponsored entities and agencies	$—	$11,967	$16,855	$6,908	$36,589	$72,319
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	963,474	963,474
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	121,834	121,834
Obligations of states and political subdivisions	7,723	17,886	36,514	44,724	—	106,847
Corporate debt securities	—	30,483	5,020	—	—	35,503
Equity securities (2)	—	—	—	—	5,555	5,555

Total available-for-sale securities	$7,723	$60,336	$58,389	$51,632	$1,127,452	$1,305,532

Held-to-maturity (3)
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$11,874	$11,874
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	177,725	177,725
Obligations of states and political subdivisions	4,703	88,402	412,322	315,286	—	820,713
Corporate debt securities	—	2,804	31,632	—	—	34,436

Total held-to-maturity securities	$4,703	$91,206	$443,954	$315,286	$189,599	$1,044,748

Total	$12,426	$151,542	$502,343	$366,918	$1,317,051	$2,350,280

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $1.4 billion and $1.2 billion at September 30, 2017 and December 31, 2016, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $7.8 million and $277.2 million for the nine months ended September 30, 2017 and 2016, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income net of tax, as of September 30, 2017 and December 31, 2016, were $5.1 million and $9.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity securities for the three and nine months ended September 30, 2017 and 2016, respectively. Gains and losses due to fair value fluctuations on trading securities are included in non-interest income under other income, with an offsetting entry in compensation expense.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2017	2016	2017	2016
Gross realized gains	$29	$602	$603	$2,517
Gross realized losses	(23)	(4)	(92)	(224)

Net realized gains	$6	$598	$511	$2,293

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government sponsored entities and agencies	$29,875	$(208)	6	$36,284	$(487)	5	$66,159	$(695)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	729,219	(6,426)	180	254,554	(6,713)	69	983,773	(13,139)	249
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	93,924	(1,135)	13	660	(16)	2	94,584	(1,151)	15
Obligations of states and political subdivisions	96,323	(526)	153	73,210	(1,242)	156	169,533	(1,768)	309
Corporate debt securities	4,015	(22)	1	6,960	(49)	2	10,975	(71)	3
Equity securities	1,359	(3)	1	—	—	—	1,359	(3)	1

Total temporarily impaired securities	$954,715	$(8,320)	354	$371,668	$(8,507)	234	$1,326,383	$(16,827)	588

	December 31, 2016
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government sponsored entities and agencies	$58,108	$(1,177)	11	$—	$—	—	$58,108	$(1,177)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	969,174	(16,436)	232	58,839	(2,197)	14	1,028,013	(18,633)	246
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	88,169	(2,122)	14	679	(17)	2	88,848	(2,139)	16
Obligations of states and political subdivisions	364,583	(7,121)	604	2,047	(67)	3	366,630	(7,188)	607
Corporate debt securities	10,011	(78)	3	5,973	(50)	2	15,984	(128)	5
Equity securities	2,938	(24)	2	—	—	—	2,938	(24)	2

Total temporarily impaired securities	$1,492,983	$(26,958)	866	$67,538	$(2,331)	21	$1,560,521	$(29,289)	887

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $48.6 million and $46.4 million at September 30, 2017 and December 31, 2016, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. The deferred loan (costs) and fees were $(1.0) million and $0.3 million at September 30, 2017 and December 31, 2016, respectively. The unamortized discount on purchased loans from acquisitions was $23.0 million, including $11.1 million related to YCB, and $24.1 million at September 30, 2017 and December 31, 2016, respectively.

(unaudited, in thousands)	September 30, 2017	December 31, 2016
Commercial real estate:
Land and construction	$606,593	$496,539
Improved property	2,407,819	2,376,972

Total commercial real estate	3,014,412	2,873,511

Commercial and industrial	1,125,693	1,088,118
Residential real estate	1,356,580	1,383,390
Home equity	527,216	508,359
Consumer	349,148	396,058

Total portfolio loans	6,373,049	6,249,436

Loans held for sale	26,888	17,315

Total loans	$6,399,937	$6,266,751

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2017 and 2016
	Commercial	Commercial
	Real Estate-	Real Estate-
	Land and	Improved	Commercial	Residential	Home		Deposit
(unaudited, in thousands)	Construction	Property	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total
Balance at December 31, 2016:
Allowance for loan losses	$4,348	$18,628	$8,412	$4,106	$3,422	$3,998	$760	$43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total beginning allowance for credit losses	4,499	18,645	8,600	4,115	3,584	4,042	760	44,245

Provision for credit losses:
Provision for loan losses	415	1,619	2,842	(203)	1,259	922	680	7,534
Provision for loan commitments	(18)	4	45	—	49	(4)	—	76

Total provision for credit losses	397	1,623	2,887	(203)	1,308	918	680	7,610

Charge-offs	—	(1,752)	(2,255)	(797)	(372)	(2,877)	(947)	(9,000)
Recoveries	89	492	649	266	180	1,336	267	3,279

Net charge-offs	89	(1,260)	(1,606)	(531)	(192)	(1,541)	(680)	(5,721)

Balance at September 30, 2017:
Allowance for loan losses	4,852	18,987	9,648	3,372	4,489	3,379	760	45,487
Allowance for loan commitments	133	21	233	9	211	40	—	647

Total ending allowance for credit losses	$4,985	$19,008	$9,881	$3,381	$4,700	$3,419	$760	$46,134

Balance at December 31, 2015:
Allowance for loan losses	$4,390	$14,748	$10,002	$4,582	$2,883	$4,763	$342	$41,710

Allowance for loan commitments	157	26	260	7	117	46	—	613

Total beginning allowance for credit losses	4,547	14,774	10,262	4,589	3,000	4,809	342	42,323

Provision for credit losses:
Provision for loan losses	498	1,351	2,827	(67)	301	918	559	6,387
Provision for loan commitments	(5)	—	(40)	2	8	(2)	—	(37)

Total provision for credit losses	493	1,351	2,787	(65)	309	916	559	6,350

Charge-offs	(73)	(1,732)	(2,883)	(529)	(345)	(2,733)	(585)	(8,880)
Recoveries	3	1,406	241	351	171	1,199	167	3,538

Net charge-offs	(70)	(326)	(2,642)	(178)	(174)	(1,534)	(418)	(5,342)

Balance at September 30, 2016:
Allowance for loan losses	4,818	15,773	10,187	4,337	3,010	4,147	483	42,755
Allowance for loan commitments	152	26	220	9	125	44	—	576

Total ending allowance for credit losses	$4,970	$15,799	$10,407	$4,346	$3,135	$4,191	$483	$43,331

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential			Deposit
	Land and	Improved	and	Real	Home		Over-
(unaudited, in thousands)	Construction	Property	Industrial	Estate	Equity	Consumer	draft	Total
September 30, 2017
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$579	$—	$—	$—	$—	$—	$579
Allowance for loans collectively evaluated for impairment	4,852	18,408	9,648	3,372	4,489	3,379	760	44,908
Allowance for loan commitments	133	21	233	9	211	40	—	647

Total allowance for credit losses	$4,985	$19,008	$9,881	$3,381	$4,700	$3,419	$760	$46,134

Portfolio loans:
Individually evaluated for impairment (1)	$—	$5,117	$—	$—	$—	$—	$—	$5,117
Collectively evaluated for impairment	605,100	2,397,278	1,124,824	1,355,829	527,216	349,141	—	6,359,388
Acquired with deteriorated credit quality	1,493	5,424	869	751	—	7	—	8,544

Total portfolio loans	$606,593	$2,407,819	$1,125,693	$1,356,580	$527,216	$349,148	$—	$6,373,049

December 31, 2016
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$470	$407	$—	$—	$—	$—	$877
Allowance for loans collectively evaluated for impairment	4,348	18,158	8,005	4,106	3,422	3,998	760	42,797
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total allowance for credit losses	$4,499	$18,645	$8,600	$4,115	$3,584	$4,042	$760	$44,245

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,012	$1,270	$—	$—	$—	$—	$4,282
Collectively evaluated for impairment	494,928	2,364,067	1,086,445	1,382,447	508,359	396,049	—	6,232,295
Acquired with deteriorated credit quality	1,611	9,893	403	943	—	9	—	12,859

Total portfolio loans	$496,539	$2,376,972	$1,088,118	$1,383,390	$508,359	$396,058	$—	$6,249,436

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring (“TDR”) are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2017
Pass	$600,325	$2,350,919	$1,109,774	$4,061,018
Criticized - compromised	2,971	24,550	7,263	34,784
Classified - substandard	3,297	32,350	8,656	44,303
Classified - doubtful	—	—	—	—

Total	$606,593	$2,407,819	$1,125,693	$4,140,105

As of December 31, 2016
Pass	$489,380	$2,324,755	$1,072,751	$3,886,886
Criticized - compromised	4,405	15,295	5,078	24,778
Classified - substandard	2,754	36,922	10,289	49,965
Classified - doubtful	—	—	—	—

Total	$496,539	$2,376,972	$1,088,118	$3,961,629

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $22.4 million at September 30, 2017 and $20.6 million at December 31, 2016, of which $4.6 million and $3.4 million were accruing, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired YCB Loans — The carrying amount of loans acquired from YCB with deteriorated credit quality at September 30, 2017 and December 31, 2016 was $4.5 million and $5.7 million, respectively, of which $0.8 million and $1.4 million, respectively, were accounted for under the cost recovery method in accordance with ASC 310-30, as cash flows cannot be reasonably estimated, and therefore are categorized as non-accrual. At September 30, 2017, the accretable yield was $0.5 million. At September 30, 2017 and December 31, 2016, no allowance for loan loss has been recognized related to the YCB acquired impaired loans.

Acquired ESB Loans — The carrying amount of loans acquired from ESB Financial Corporation and ESB Bank (“ESB”), which WesBanco acquired on February 10, 2015, with deteriorated credit quality at September 30, 2017 and December 31, 2016 was $4.0 million and $7.2 million, respectively, of which $3.5 million and $0, respectively, were accounted for under the cost recovery method in accordance with ASC 310-30, as cash flows cannot be reasonably estimated, and therefore are categorized as non-accrual. At September 30, 2017, the accretable yield was $1.1 million. At September 30, 2017 and December 31, 2016 an allowance for loan loss of $2.0 million and $1.8 million, respectively, has been recognized related to the ESB acquired impaired loans, as the estimates for future cash flows on these loans have been negatively impacted.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Nine Months Ended
(unaudited, in thousands)	September 30, 2017	September 30, 2016
Balance at beginning of period	$1,717	$1,206
Acquisitions	—	669
Reduction due to change in projected cash flows	—	(324)
Reclass from non-accretable difference	1,490	1,065
Transfers	(216)	(328)
Accretion	(1,384)	(398)

Balance at end of period	$1,607	$1,890

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of September 30, 2017
Commercial real estate:
Land and construction	$606,122	$—	$—	$471	$471	$606,593	$—
Improved property	2,391,693	2,235	617	13,274	16,126	2,407,819	542

Total commercial real estate	2,997,815	2,235	617	13,745	16,597	3,014,412	542
Commercial and industrial	1,121,307	1,363	497	2,526	4,386	1,125,693	20
Residential real estate	1,341,924	4,831	759	9,066	14,656	1,356,580	2,418
Home equity	519,110	3,354	808	3,944	8,106	527,216	1,289
Consumer	344,241	3,134	901	872	4,907	349,148	587

Total portfolio loans	6,324,397	14,917	3,582	30,153	48,652	6,373,049	4,856
Loans held for sale	26,888	—	—	—	—	26,888	—

Total loans	$6,351,285	$14,917	$3,582	$30,153	$48,652	$6,399,937	$4,856

Impaired loans included above are as follows:
Non-accrual loans	$9,360	$873	$226	$24,999	$26,098	$35,458
TDRs accruing interest (1)	6,232	108	—	298	406	6,638

Total impaired	$15,592	$981	$226	$25,297	$26,504	$42,096

As of December 31, 2016
Commercial real estate:
Land and construction	$496,245	$—	$—	$294	$294	$496,539	$—
Improved property	2,367,790	1,154	363	7,665	9,182	2,376,972	318

Total commercial real estate	2,864,035	1,154	363	7,959	9,476	2,873,511	318
Commercial and industrial	1,082,390	2,508	1,011	2,209	5,728	1,088,118	229
Residential real estate	1,365,956	6,701	1,043	9,690	17,434	1,383,390	1,922
Home equity	502,087	2,358	862	3,052	6,272	508,359	626
Consumer	390,354	3,674	1,149	881	5,704	396,058	644

Total portfolio loans	6,204,822	16,395	4,428	23,791	44,614	6,249,436	3,739
Loans held for sale	17,315	—	—	—	—	17,315	—

Total loans	$6,222,137	$16,395	$4,428	$23,791	$44,614	$6,266,751	$3,739

Impaired loans included above are as follows:
Non-accrual loans	$7,570	$3,479	$923	$19,812	$24,214	$31,784
TDRs accruing interest (1)	7,014	342	50	240	632	7,646

Total impaired	$14,584	$3,821	$973	$20,052	$24,846	$39,430

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2017			December 31, 2016
	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance

(unaudited, in thousands)
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$666	$474	$—	$1,212	$766	$—
Improved property	15,981	10,709	—	9,826	8,141	—
Commercial and industrial	3,884	3,083	—	4,456	3,181	—
Residential real estate	18,925	17,094	—	20,152	18,305	—
Home equity	5,528	4,845	—	4,589	4,011	—
Consumer	934	774	—	884	744	—

Total impaired loans without a specific allowance	45,918	36,979	—	41,119	35,148	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	5,117	5,117	579	3,012	3,012	470
Commercial and industrial	—	—	—	4,875	1,270	407

Total impaired loans with a specific allowance	5,117	5,117	579	7,887	4,282	877

Total impaired loans	$51,035	$42,096	$579	$49,006	$39,430	$877

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

(unaudited, in thousands)
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$444	$—	$701	$—	$516	$—	$1,062	$—
Improved Property	10,923	31	8,403	28	10,271	400	9,408	86
Commercial and industrial	3,588	2	3,172	2	3,700	6	3,246	7
Residential real estate	17,039	57	17,013	81	17,743	192	16,882	256
Home equity	4,727	4	3,613	4	4,456	14	3,381	16
Consumer	731	2	814	—	746	5	953	6

Total impaired loans without a specific allowance	37,452	96	33,716	115	37,432	617	34,932	371

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved Property	5,137	—	3,012	—	5,032	—	3,012	—
Commercial and industrial	—	—	2,678	—	318	—	3,700	—

Total impaired loans with a specific allowance	5,137	—	5,690	—	5,350	—	6,712	—

Total impaired loans	$42,589	$96	$39,406	$115	$42,782	$617	$41,644	$371

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	September 30, 2017	December 31, 2016

Commercial real estate:
Land and construction	$474	$766
Improved property	14,263	9,535

Total commercial real estate	14,737	10,301

Commercial and industrial	2,950	4,299
Residential real estate	12,641	12,994
Home equity	4,426	3,538
Consumer	704	652

Total	$35,458	$31,784

(1)	At September 30, 2017, there were three borrowers with loans greater than $1.0 million totaling $8.6 million, as compared to two borrowers with loans greater than $1.0 million totaling $4.3 million at December 31, 2016. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	September 30, 2017			December 31, 2016
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$4	$4	$—	$8	$8
Improved property	1,563	446	2,009	1,618	688	2,306

Total commercial real estate	1,563	450	2,013	1,618	696	2,314

Commercial and industrial	133	164	297	152	151	303
Residential real estate	4,453	1,810	6,263	5,311	2,212	7,523
Home equity	419	419	838	473	297	770
Consumer	70	139	209	92	190	282

Total	$6,638	$2,982	$9,620	$7,646	$3,546	$11,192

As of September 30, 2017 and December 31, 2016, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.1 million and $0 as of September 30, 2017 and December 31, 2016, respectively.

The following tables present details related to loans identified as TDRs during the three and nine months ended September 30, 2017 and 2016, respectively:

	New TDRs (1) For the Three Months Ended
	September 30, 2017			September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	1	190	185	—	—	—

Total commercial real estate	1	190	185	—	—	—

Commercial and industrial	—	—	—	2	125	122
Residential real estate	—	—	—	2	124	122
Home equity	2	94	88	—	—	—
Consumer	1	7	6	4	26	23

Total	4	$291	$279	8	$275	$267

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Nine Months Ended
	September 30, 2017			September 30, 2016
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	1	190	185	—	—	—

Total commercial real estate	1	190	185	—	—	—

Commercial and industrial	1	64	59	2	125	122
Residential real estate	2	22	17	3	150	143
Home equity	3	141	132	1	44	41
Consumer	4	42	33	10	70	54

Total	11	$459	$426	16	$389	$360

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the nine months ended September 30, 2017 and 2016, respectively, that were restructured within the last twelve months prior to September 30, 2017 and 2016, respectively:

	Defaulted TDRs (1)
	For the Nine Months Ended
	September 30, 2017		September 30, 2016
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	1	40
Residential real estate	1	7	—	—
Home equity	—	—	—	—
Consumer	1	7	—	—

Total	2	$14	1	$40

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2017 and 2016, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	September 30, 2017	December 31, 2016
Other real estate owned	$5,636	$8,206
Repossessed assets	146	140

Total other real estate owned and repossessed assets	$5,782	$8,346

At September 30, 2017, other real estate owned includes $1.1 million from the YCB acquisition and $3.1 million at December 31, 2016. Residential real estate included in other real estate owned at September 30, 2017 and December 31, 2016 was $1.7 million and $1.6 million, respectively. At September 30, 2017 and December 31, 2016, formal foreclosure proceedings were in process on residential real estate loans totaling $3.3 million and $4.1 million, respectively.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2017	2016	2017	2016
Service cost – benefits earned during year	$650	$703	$1,929	$2,095
Interest cost on projected benefit obligation	1,107	1,280	3,287	3,813
Expected return on plan assets	(1,928)	(1,940)	(5,721)	(5,778)
Amortization of prior service cost	7	8	19	20
Amortization of net loss	812	759	2,409	2,261

Net periodic pension cost	$648	$810	$1,923	$2,411

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

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

		September 30, 2017
		Fair Value Measurements Using:
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Trading securities	$7,929	$6,457	$—	$—	$1,472
Securities - available-for-sale
U.S. Government sponsored entities and agencies	72,319	—	72,319	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	963,474	—	963,474	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	121,834	—	121,834	—	—
Obligations of state and political subdivisions	106,847	—	106,847	—	—
Corporate debt securities	35,503	—	35,503	—	—
Equity securities	5,555	5,555	—	—	—

Total securities - available-for-sale	$1,305,532	$5,555	$1,299,977	$—	$—

Other assets - interest rate derivatives agreements	$5,506	$—	$5,506	$—	$—

Total assets recurring fair value measurements	$1,318,967	$12,012	$1,305,483	$—	$1,472

Other liabilities - interest rate derivatives agreements	$5,443	$—	$5,443	$—	$—

Total liabilities recurring fair value measurements	$5,443	$—	$5,443	$—	$—

Nonrecurring fair value measurements
Impaired loans	$4,538	$—	$—	$4,538	$—
Other real estate owned and repossessed assets	5,782	—	—	5,782	—
Loans held for sale	26,888	—	26,888	—	—

Total nonrecurring fair value measurements	$37,208	$—	$26,888	$10,320	$—

		December 31, 2016
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)	2016	(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Trading securities	$7,071	$5,633	$—	$—	$1,438
Securities - available-for-sale
U.S. Government sponsored entities and agencies	54,043	—	54,043	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	938,289	—	938,289	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	96,810	—	96,810	—	—
Obligations of state and political subdivisions	111,663	—	111,663	—	—
Corporate debt securities	35,301	—	35,301	—	—
Equity securities	5,070	2,938	2,132	—	—

Total securities - available-for-sale	$1,241,176	$2,938	$1,238,238	$—	$—

Other assets - interest rate derivatives agreements	$5,596	$—	$5,596	$—	$—

Total assets recurring fair value measurements	$1,253,843	$8,571	$1,243,834	$—	$1,438

Other liabilities - interest rate derivatives agreements	$5,199	$—	$5,199	$—	$—

Total liabilities recurring fair value measurements	$5,199	$—	$5,199	$—	$—

Nonrecurring fair value measurements
Impaired loans	$3,405	$—	$—	$3,405	$—
Other real estate owned and repossessed assets	8,346	—	—	8,346	—
Loans held for sale	17,315	—	17,315	—	—

Total nonrecurring fair value measurements	$29,066	$—	$17,315	$11,751	$—

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three and nine months ended September 30, 2017 or for the year ended December 31, 2016.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
September 30, 2017
Impaired loans	$4,538	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (4.8%) /(1.9%)
			Liquidation expenses (2)	(7.6%) to (8.0%) / (7.9%)
Other real estate owned and repossessed assets	5,782	Appraisal of collateral (1), (3)
December 31, 2016:
Impaired loans	$3,405	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (70.0%) / (36.6%)
			Liquidation expenses (2)	(1.5%) to (8.0%) / (4.6%)
Other real estate owned and repossessed assets	8,346	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at September 30, 2017
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$110,871	$110,871	$110,871	$—	$—	$—
Trading securities	7,929	7,929	6,457	—	—	1,472
Securities available-for-sale	1,305,532	1,305,532	5,555	1,299,977	—	—
Securities held-to-maturity	1,025,688	1,044,748	—	1,044,135	613	—
Net loans	6,327,562	6,241,388	—	—	6,241,388	—
Loans held for sale	26,888	26,888	—	26,888	—	—
Other assets - interest rate derivatives	5,506	5,506	—	5,506	—	—
Accrued interest receivable	30,152	30,152	30,152	—	—	—
Financial Liabilities
Deposits	7,101,025	7,112,593	5,766,959	1,345,634	—	—
Federal Home Loan Bank borrowings	1,015,011	1,014,117	—	1,014,117	—	—
Other borrowings	165,576	165,579	163,532	2,047	—	—
Subordinated debt and junior subordinated debt	164,278	138,421	—	138,421	—	—
Other liabilities - interest rate derivatives	5,443	5,443	—	5,443	—	—
Accrued interest payable	3,924	3,924	3,924	—	—	—

			Fair Value Measurements at December 31, 2016
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$128,170	$128,170	$128,170	$—	$—	$—
Trading securities	7,071	7,071	5,633	—	—	1,438
Securities available-for-sale	1,241,176	1,241,176	2,938	1,238,238	—	—
Securities held-to-maturity	1,067,967	1,076,790	—	1,076,189	601	—
Net loans	6,205,762	6,073,558	—	—	6,073,558	—
Loans held for sale	17,315	17,315	—	17,315	—	—
Other assets - interest rate derivatives	5,596	5,596	—	5,596	—	—
Accrued interest receivable	28,299	28,299	28,299	—	—	—
Financial Liabilities
Deposits	7,040,879	7,052,501	5,545,057	1,507,444	—	—
Federal Home Loan Bank borrowings	968,946	974,430	—	974,430	—	—
Other borrowings	199,376	199,385	197,164	2,221	—	—
Subordinated debt and junior subordinated debt	163,598	134,859	—	134,859	—	—
Other liabilities - interest rate derivatives	5,199	5,199	—	5,199	—	—
Accrued interest payable	2,204	2,204	2,204	—	—	—

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

NOTE 8. COMPREHENSIVE INCOME

The activity in accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

Other comprehensive income before reclassifications	—	4,740	—	4,740
Amounts reclassified from accumulated other comprehensive income	1,679	35	(165)	1,549

Period change	1,679	4,775	(165)	6,289

Balance at September 30, 2017	$(16,079)	$(5,115)	$357	$(20,837)

Balance at December 31, 2015	$(17,539)	$(4,162)	$747	$(20,954)

Other comprehensive income before reclassifications	—	16,065	—	16,065
Amounts reclassified from accumulated other comprehensive income	1,407	(1,428)	(152)	(173)

Period change	1,407	14,637	(152)	15,892

Balance at September 30, 2016	$(16,132)	$10,475	$595	$(5,062)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2017	2016	2017	2016
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$—	$(579)	$55	$(2,251)	Net securities gains (Non-interest income)
Related income tax expense (benefit)	—	211	(20)	823	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	—	(368)	35	(1,428)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(66)	(77)	(256)	(242)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	24	28	91	90	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(42)	(49)	(165)	(152)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	816	766	2,429	2,280	Employee benefits (Non-interest expense)
Related income tax benefit	(303)	(280)	(750)	(873)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	513	486	1,679	1,407

Total reclassifications for the period	$471	$69	$1,549	$(173)

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.6 million as of both September 30, 2017 and December 31, 2016, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million, as of both September 30, 2017 and December 31, 2016.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2017	2016
Lines of credit	$1,468,470	$1,418,329
Loans approved but not closed	243,723	185,253
Overdraft limits	126,936	126,517
Letters of credit	32,328	32,907
Contingent obligations to purchase loans funded by other entities	6,974	13,036

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 10. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $3.9 billion and $3.7 billion at September 30, 2017 and 2016, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended September 30, 2017:
Interest income	$85,489	$—	$85,489
Interest expense	11,235	—	11,235

Net interest income	74,254	—	74,254
Provision for credit losses	2,516	—	2,516

Net interest income after provision for credit losses	71,738	—	71,738
Non-interest income	15,541	5,358	20,899
Non-interest expense	52,355	3,399	55,754

Income before provision for income taxes	34,924	1,959	36,883
Provision for income taxes	9,744	783	10,527

Net income	$25,180	$1,176	$26,356

For the Three Months ended September 30, 2016:
Interest income	$70,092	$—	$70,092
Interest expense	8,066	—	8,066

Net interest income	62,026	—	62,026
Provision for credit losses	2,214	—	2,214

Net interest income after provision for credit losses	59,812	—	59,812
Non-interest income	15,604	5,413	21,017
Non-interest expense	54,569	3,032	57,601

Income before provision for income taxes	20,847	2,381	23,228
Provision for income taxes	4,841	952	5,793

Net income	$16,006	$1,429	$17,435

For the Nine Months ended September 30, 2017:
Interest income	$247,573	$—	$247,573
Interest expense	30,461	—	30,461

Net interest income	217,112	—	217,112
Provision for credit losses	7,610	—	7,610

Net interest income after provision for credit losses	209,502	—	209,502
Non-interest income	48,833	17,073	65,906
Non-interest expense	156,102	9,921	166,023

Income before provision for income taxes	102,233	7,152	109,385
Provision for income taxes	27,940	2,861	30,801

Net income	$74,293	$4,291	$78,584

For the Nine Months ended September 30, 2016:
Interest income	$205,278	$—	$205,278
Interest expense	23,637	—	23,637

Net interest income	181,641	—	181,641
Provision for credit losses	6,350	—	6,350

Net interest income after provision for credit losses	175,291	—	175,291
Non-interest income	43,841	16,160	60,001
Non-interest expense	141,029	9,274	150,303

Income before provision for income taxes	78,103	6,886	84,989
Provision for income taxes	19,818	2,754	22,572

Net income	$58,285	$4,132	$62,417

Total non-fiduciary assets of the trust and investment services segment were $1.7 million and $3.1 million at September 30, 2017 and 2016, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of WesBanco’s financial condition as of September 30, 2017, as compared to December 31, 2016, and WesBanco’s results of operations for the three and nine months ended September 30, 2017 and 2016. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes in this report and WesBanco’s Form 10-K for the fiscal year ended December 31, 2016.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2016 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarters ended March 31 and June 30, 2017, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 172 branches and 161 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On September 9, 2016, WesBanco completed the acquisition of Your Community Bank (“YCB”), a bank holding company headquartered in New Albany, Indiana with approximately $1.5 billion in assets, excluding goodwill, with $1.2 billion in total deposits and $1.0 billion in total loans, and 34 branches in Kentucky and southern Indiana. WesBanco now has approximately $9.9 billion in total assets, $7.1 billion in total deposits, and $6.4 billion in total loans, operating in five contiguous states. YCB’s results were included in WesBanco’s results from the date of merger consummation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2017 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2016 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended September 30, 2017 increased to $26.4 million, while diluted earnings per share increased to $0.60, compared to $17.4 million and $0.44 per diluted share, respectively, for the third quarter of 2016. For the nine month period ended September 30, 2017, net income increased to $78.6 million, or $1.78 per diluted share, compared to $62.4 million, or $1.61 per diluted share, for the first nine months of 2016. Excluding after-tax merger-related expenses (non-GAAP measure), net income for the nine months ended September 30, 2017, increased 13.9% to $78.9 million, or $1.79 per diluted share, compared to $69.3 million, or $1.79 per diluted share, for 2016. Financial results for YCB were included in WesBanco’s results after September 9, 2016, the date of the consummation of the merger.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$26,356	$0.60	$23,859	$0.60	$78,903	$1.79	$69,292	$1.79
Less: After tax merger-related expenses	—	—	(6,424)	(0.16)	(319)	(0.01)	(6,875)	(0.18)

Net income (GAAP)	$26,356	$0.60	$17,435	$0.44	$78,584	$1.78	$62,417	$1.61

(1)	Non-GAAP net income excludes after-tax merger-related expenses. The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $12.2 million or 19.7% during the third quarter of 2017 compared to the same quarter of 2016 due to a 17.7% increase in average loan balances and a 16 basis point increase in the net interest margin. For the nine months ended September 30, 2017, net interest income increased $35.5 million or 19.5%, as average loan balances increased 21.3% and the net interest margin increased 15 basis points to 3.45%. Reflecting the benefit from the increases in the Federal Reserve Board’s target federal funds rate over the past year and the higher margin on the acquired YCB net assets, the net interest margin increased from 3.32% to 3.48% during the third quarter of 2017. Yields increased in most earning asset categories, which more than offset a 14 basis point increase in the cost of interest bearing liabilities as compared to the third quarter of 2016. The increase in the cost of interest bearing liabilities is primarily due to higher rates for interest bearing demand deposits, which includes public funds, and certain short term and Federal Home Loan Bank borrowings. Average interest bearing deposits during the third quarter of 2017 increased 9.4%, compared to the prior year, as all interest bearing deposit balances increased other than CDs. In addition, the third quarter net interest margin included approximately 12 basis points of accretion from prior acquisitions compared to 6 basis points in the third quarter of 2016, and 8 basis points in the second quarter of 2017.

The provision for credit losses increased slightly from $2.2 million in the third quarter of 2016 to $2.5 million in the third quarter of 2017 due primarily to loan growth. The allowance for loan losses represented 0.71% of total portfolio loans at September 30, 2017, compared to 0.69% in the year ago period. Included in the ratio are acquired YCB and ESB loans (recorded at fair value at the date of acquisition of $1.7 billion) and the related allowance on YCB and ESB acquired loans of $3.1 million at September 30, 2017. Excluding these acquired loans and the related allowance required since the acquisition results in a more comparable coverage ratio to prior periods.

For the third quarter of 2017, non-interest income of $20.9 million was down slightly from the third quarter of 2016. Reflecting a larger average customer deposit base year-over-year from the addition of YCB, electronic banking fees increased $0.9 million or 23.8% and service charges on deposits increased $0.6 million, or 12.4%. WesBanco continued to sell a higher percentage of residential mortgage originations in the secondary market, which increased net gains on sales of mortgage loans by $0.3 million or 35.5% year-over-year to $1.1 million. During the quarter, WesBanco realized a net loss of $0.3 million on other real estate owned and other assets. Other income decreased $1.2 million due to a decrease in commercial customer loan swap income, primarily related to a larger commercial relationship in the prior year period. For the nine month period ended September 30, 2017, non-interest income increased $5.9 million or 9.8% reflecting similar trends as in the third quarter of 2017 noted above. In addition, year-to-date trust fees increased $0.9 million or 5.6% and trust assets increased 5.8% during the last twelve months, reflecting improvements in equity markets during the last year and organic growth. Net securities gains decreased $1.8 million year-over-year primarily due to higher gains on sale of securities during 2016.

Excluding merger-related expenses in both years, non-interest expense of $55.8 million in the third quarter of 2017 increased $8.0 million, or 16.8%, compared to the prior year period, principally due to the YCB acquisition. Salaries and wages increased $3.7 million or 17.6% due to higher average staff levels from the YCB acquisition, and the impact of the annual merit adjustments to compensation. Employee benefits expense increased $1.5 million or 23.2% primarily from higher health insurance costs and payroll taxes associated with the additional employees, which more than offset lower pension expense. Increases in net occupancy and equipment were also primarily related to the additional branches from the YCB acquisition. Non-interest expense for the first nine months of 2017, excluding merger-related expenses in both years, increased $25.8 million or 18.5% reflecting similar trends as in the third quarter as noted above. Reflecting our efforts to control discretionary costs as we continue to prepare for the $10 billion asset threshold, we delivered positive operating leverage for both the three and nine month periods ending September 30, 2017.

The provision for income tax increased $8.2 million or 36.5% during the first nine months of 2017, compared to the same period in 2016, due to a 28.7% increase in pre-tax income and the adoption earlier this year of a new accounting standard related to low income housing tax credit investment amortization. This new standard moved $1.2 million from other operating expense to the provision for income taxes.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2017	2016	2017	2016
Net interest income	$74,254	$62,026	$217,112	$181,641
Taxable equivalent adjustments to net interest income	2,618	2,455	7,871	7,334

Net interest income, fully taxable equivalent	$76,872	$64,481	$224,983	$188,975

Net interest spread, non-taxable equivalent	3.20%	3.07%	3.18%	3.06%
Benefit of net non-interest bearing liabilities	0.16%	0.12%	0.15%	0.11%

Net interest margin	3.36%	3.19%	3.33%	3.17%
Taxable equivalent adjustment	0.12%	0.13%	0.12%	0.13%

Net interest margin, fully taxable equivalent	3.48%	3.32%	3.45%	3.30%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $12.2 million or 19.7% in the third quarter of 2017 compared to the same quarter of 2016, due to a 17.7% increase in average loan balances and a 16 basis point increase in the net interest margin. For the first nine months of 2017, net interest income increased $35.5 million or 19.5% from the first nine months of 2016 as average loan balances increased 21.3% and the net interest margin increased 15 basis points to 3.45%. Average loan balances increased from the third quarter of 2016, from both the YCB acquisition and organic loan growth, and included 5.5% of organic commercial loan growth over the last twelve months. Total average deposits increased in the third quarter by $842.9 million or 13.5% compared to the third quarter of 2016, while certificates of deposit, which have the highest interest cost among deposits, decreased by $59.0 million or 4.1%. Reflecting the benefit from the increases in the Federal Reserve Board’s target federal funds rate over the past year and the higher margin on the acquired YCB net assets, the net interest margin increased to 3.48% in the third quarter of 2017 from 3.32% in the same quarter of 2016. Yields increased in most earning asset categories, more than offsetting a 14 basis point increase in the cost of interest bearing liabilities from the third quarter of 2016. The increase in the cost of interest bearing liabilities is primarily due to rate increases for larger balance customers in interest bearing demand deposits, which include public funds, and higher rates for certain short term and Federal Home Loan Bank borrowings. Approximately 12 basis points of accretion from prior acquisitions was included in the third quarter of 2017 net interest margin compared to 6 basis points in the third quarter of 2016, and 8 basis points in the second quarter.

Interest income increased $15.4 million or 22.0% in the third quarter of 2017 and $42.3 million or 20.6% in the first nine months of 2017 compared to the same periods in 2016 due to higher average loan balances and higher yields in almost every earning asset category. Earning asset yields were influenced positively in 2017 by the 25 basis point target federal funds rate increases occurring in both the first and second quarter. Average loan balances increased by $960.0 million in the third quarter of 2017 compared to the third quarter of 2016, primarily due to the acquisition, and loan yields increased by 28 basis points during this same period. Loan yields increased to 4.36% in the third quarter of 2017 due to higher loan yields on the acquired YCB loan portfolio and the previously mentioned federal funds rate increases. In the third quarter of 2017, average loans represented 72.9% of average earning assets, an increase from 70.2% in the same quarter of 2016. Total securities yields increased by 9 basis points in the third quarter of 2017 from the same period in 2016 due to lower amortization expense from paydowns on mortgage-backed securities, increases in market yields on new purchases and a higher percentage of average tax-exempt securities to total securities. The average balance of tax-exempt securities, which provide the highest yield within securities, increased 10.1% or $66.0 million over the last year, and were 31.1% of total average securities in the third quarter of 2017 compared to 29.2% in the third quarter of 2016, which helped to mitigate their 13 basis point decline as new securities yields were lower than those maturing throughout the period. While increasing 13 basis points in yield, taxable securities balances remained virtually unchanged from the third quarter of 2016. The securities portfolio is currently being managed to maintain the size of the balance sheet in order to delay the financial impact of crossing $10 billion in assets.

Portfolio loans increased $136.2 million or 2.2% over the last twelve months. Loan growth was achieved through $2.1 billion in loan originations, led by an increase in business loan originations in the first nine months of 2017 of 13.5% from last year. Loan growth was driven by expanded market areas and additional commercial personnel in our core markets.

Interest expense increased $3.2 million or 39.3% in the third quarter of 2017 and $6.8 million or 28.9% in the first nine months of 2017 compared to the same periods in 2016, due primarily to increases in the balances and rates paid on most interest bearing liability categories. The cost of interest bearing liabilities increased by 14 basis points in the third quarter of 2017 from the same period of 2016. Average interest bearing deposits increased by $450.6 million or 9.4% from the third quarter of 2016, also due to the YCB acquisition; however, the average balance of CDs decreased $59.0 million from the third quarter of 2016. This decrease was partially due to a $37.0 million reduction in CDARS® balances from $164.7 million at September 30, 2016 to $127.7 million at September 30, 2017. In addition, non-interest bearing demand deposits increased by $392.4 million or 27.5% from the third quarter of 2016 and are now 25.7% of total average deposits, compared to 22.9% in the third quarter of 2016, reflecting customers’ preferences and marketing strategies. Average other borrowings and subordinated debt balances increased by $115.7 million or 49.5% from the third quarter of 2016 primarily due to debt acquired in the YCB acquisition. The average rate paid on other borrowings and subordinated debt increased by 44 and 99 basis points, respectively, from the third quarter of 2016 due to the higher rate borrowings assumed in the YCB acquisition, and increases in LIBOR, the index upon which most of the subordinated debt is priced at, as most are currently variable rate.    The average balance of FHLB borrowings increased only slightly from the third quarter of 2016, but the average rate paid increased by 22 basis points due to the replacement of maturing shorter-term borrowings with those of a medium-term length throughout 2017.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks – interest bearing	$9,841	1.26%	$17,433	0.80%	$12,199	0.80%	$31,750	0.52%
Loans, net of unearned income (1)	6,396,897	4.36%	5,436,876	4.08%	6,347,626	4.27%	5,231,118	4.11%
Securities: (2)
Taxable	1,595,263	2.43%	1,590,233	2.30%	1,582,875	2.42%	1,698,558	2.29%
Tax-exempt (3)	721,343	4.15%	655,356	4.28%	722,834	4.15%	645,522	4.33%

Total securities	2,316,606	2.97%	2,245,589	2.88%	2,305,709	2.96%	2,344,080	2.85%
Other earning assets	48,961	4.44%	45,258	4.76%	47,511	4.49%	45,460	4.54%

Total earning assets (3)	8,772,305	3.99%	7,745,156	3.73%	8,713,045	3.92%	7,652,408	3.71%

Other assets	1,125,182		989,068		1,123,193		951,530

Total Assets	$9,897,487		$8,734,224		$9,836,238		$8,603,938

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,635,956	0.44%	$1,328,403	0.21%	$1,602,546	0.37%	$1,250,157	0.20%
Money market accounts	994,772	0.30%	927,839	0.19%	1,015,852	0.26%	935,339	0.19%
Savings deposits	1,257,785	0.06%	1,122,715	0.06%	1,246,252	0.06%	1,100,094	0.06%
Certificates of deposit	1,367,581	0.76%	1,426,559	0.72%	1,408,231	0.71%	1,500,591	0.70%

Total interest bearing deposits	5,256,094	0.40%	4,805,516	0.32%	5,272,881	0.37%	4,786,181	0.32%
Federal Home Loan Bank borrowings	1,005,106	1.43%	989,585	1.21%	967,356	1.33%	1,019,696	1.19%
Other borrowings	185,051	0.85%	114,390	0.41%	178,613	0.71%	100,054	0.40%
Subordinated debt and junior subordinated debt	164,236	4.47%	119,246	3.48%	164,112	4.44%	110,582	3.27%

Total interest bearing liabilities (1)	6,610,487	0.67%	6,028,737	0.53%	6,582,962	0.62%	6,016,513	0.52%
Non-interest bearing demand deposits	1,817,781		1,425,416		1,801,945		1,356,336
Other liabilities	75,254		65,258		74,920		60,290
Shareholders’ equity	1,393,965		1,214,813		1,376,411		1,170,799

Total Liabilities and Shareholders’ Equity	$9,897,487		$8,734,224		$9,836,238		$8,603,938

Taxable equivalent net interest spread		3.32%		3.20%		3.30%		3.19%
Taxable equivalent net interest margin		3.48%		3.32%		3.45%		3.30%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $(0.5) million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Loan fees included in interest income on loans totaled $1.0 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $2.4 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $4.9 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively. Accretion on interest bearing liabilities from prior acquisitions was $0.3 million for both the three months ended September 30, 2017 and 2016, and $1.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.
(2)	Average yields on available-for-sale securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2017 Compared to September 30, 2016			Nine Months Ended September 30, 2017 Compared to September 30, 2016
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$(17)	$19	$2	$(95)	$50	$(45)
Loans, net of unearned income	10,480	4,040	14,520	35,305	6,437	41,742
Taxable securities	29	545	574	(2,045)	1,598	(447)
Tax-exempt securities (1)	690	(225)	465	2,432	(898)	1,534
Other earning assets	38	(40)	(2)	77	(29)	48

Total interest income change (1)	11,220	4,339	15,559	35,674	7,158	42,832

Increase (decrease) in interest expense:
Interest bearing demand deposits	192	931	1,123	629	1,943	2,572
Money market accounts	34	273	307	124	496	620
Savings deposits	21	(5)	16	65	(12)	53
Certificates of deposit	(106)	124	18	(495)	172	(323)
Federal Home Loan Bank borrowings	49	574	623	(486)	990	504
Other borrowings	102	174	276	327	328	655
Subordinated debt and junior subordinated debt	460	346	806	1,576	1,167	2,743

Total interest expense change	752	2,417	3,169	1,740	5,084	6,824

Net interest income increase (decrease) (1)	$10,468	$1,922	$12,390	$33,934	$2,074	$36,008

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 35% for each year presented.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses increased to $2.5 million in the third quarter of 2017 compared to $2.2 million in the third quarter of 2016, due primarily to loan growth. The continued strength in various credit quality ratios is reflective of the Company’s strong legacy of credit and risk management processes. Compared to the prior year quarter, non-performing assets as a percentage of total assets improved to 0.48% from 0.50%. Criticized and classified loans were 1.24% of total loans, improving from 1.42% at September 30, 2016. Net charge-offs as a percentage of average portfolio loans were 0.12% in the third quarter of 2017 compared to 0.20% in the third quarter of 2016. Non-performing loans as a percentage of total portfolio loans increased from 0.63% last year to 0.66% at September 30, 2017. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Trust fees	$5,358	$5,413	$(55)	(1.0%)	$17,073	$16,160	$913	5.6%
Service charges on deposits	5,320	4,733	587	12.4%	15,254	12,861	2,393	18.6%
Electronic banking fees	4,883	3,945	938	23.8%	14,395	11,290	3,105	27.5%
Net securities brokerage revenue	1,721	1,473	248	16.8%	5,164	5,119	45	0.9%
Bank-owned life insurance	1,164	995	169	17.0%	3,671	2,910	761	26.2%
Net gains on sales of mortgage loans	1,103	814	289	35.5%	3,511	2,045	1,466	71.7%
Net securities gains	6	598	(592)	(99.0%)	511	2,293	(1,782)	(77.7%)
Net (loss)/gain on other real estate owned and other assets	(298)	184	(482)	(262.0%)	9	380	(371)	(97.6%)
Net insurance services revenue	661	636	25	3.9%	2,313	2,326	(13)	(0.6%)
Swap fee and valuation income	60	1,239	(1,179)	(95.2%)	882	2,168	(1,286)	(59.3%)
Other	921	987	(66)	(6.7%)	3,123	2,449	674	27.5%

Total non-interest income	$20,899	$21,017	$(118)	(0.6%)	$65,906	$60,001	$5,905	9.8%

Non-interest income, a significant source of revenue and an important part of WesBanco’s results of operations, was 22% and 23% of net revenues for the three and nine months ended September 30, 2017, respectively. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the third quarter of 2017, non-interest income was down slightly by $0.1 million or 0.6% compared to the third quarter of 2016. The decrease is a combination of a $1.2 million decrease in swap fee and valuation income partially offset by a $0.9 million increase in electronic banking fees compared to the third quarter of 2016. For the nine months ended September 30, 2017, non-interest income increased $5.9 million or 9.8% primarily driven by the acquisition and a $3.1 million increase in electronic banking fees and $2.4 million increase in service charges in deposits compared to the nine months ended September 30, 2016.

Trust fees increased $0.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to market improvements, customer development initiatives, and increased trust assets. Total trust assets have increased $0.2 billion from $3.7 billion at September 30, 2016 to $3.9 billion at September 30, 2017. Trust fees decreased $0.1 million compared to the third quarter of 2016 primarily due to a one-time $0.2 million accrual adjustment in the third quarter of 2017. At September 30, 2017, trust assets include managed assets of $3.3 billion and non-managed (custodial) assets of $0.6 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco Trust and Investment Services, were $948.3 million as of September 30, 2017 and $898.2 million at September 30, 2016, which are included in trust managed assets.

Service charges on deposits increased $0.6 million or 12.4% compared to the third quarter of 2016 due to growth in demand and saving deposits. For the nine months ended September 30, 2017, service charges on deposits increased $2.4 million or 18.6% as compared to the nine months ended September 30, 2016. Deposits, excluding certificates of deposit, increased $206.2 million or 3.7% as compared to September 30, 2016.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $0.9 million or 23.8% compared to the third quarter of 2016, due to a higher volume of debit card transactions from WesBanco customers. For the nine months ended September 30, 2017, electronic banking fees increased $3.1 million or 27.5% as compared to the nine months ended September 30, 2016. The volume increase is due to marketing and process initiatives as well as a higher percentage of customers using these products.

Net securities gains decreased $0.6 million or 99.0% compared to the third quarter of 2016 due to select sales in the prior year. For the nine months ended September 30, 2017, net securities gains decreased $1.8 million or 77.7% compared to the nine months ended September 30, 2016 primarily due to one agency call in 2016 resulting in a $0.9 million securities gain. Total securities decreased $19.0 million to $2.3 billion as of September 30, 2017 as compared to September 30, 2016.

Net gains on sales of mortgage loans increased $0.3 million or 35.5% compared to the third quarter of 2016 due to increased production volumes combined with higher sales percentages. For the nine months ended September 30, 2017, net gains on sales of mortgage loans increased $1.5 million or 71.7% as compared to September 30, 2016. Total mortgage production was $294.1 million in 2017, up 4.3% from 2016. Mortgages sold into the secondary market represented $154.7 million or 52.6% of overall mortgage loan production in 2017 compared to $116.0 million or 41.1% for the first nine months of 2016.

Swap fee and valuation income decreased $1.2 million or 95.2% compared to the third quarter of 2016 due to the prior year quarter including higher commercial customer loan swap-related income, primarily from one larger commercial loan relationship. For the nine months ended September 30, 2017, swap fee and valuation income decreased $1.3 million or 59.3% as compared to September 30, 2016.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and wages	$24,957	$21,225	$3,732	17.6%	$71,575	$60,136	$11,439	19.0%
Employee benefits	7,728	6,275	1,453	23.2%	23,670	20,684	2,986	14.4%
Net occupancy	4,132	3,647	485	13.3%	12,969	10,459	2,510	24.0%
Equipment	3,905	3,557	348	9.8%	12,043	10,387	1,656	15.9%
Marketing	1,599	1,295	304	23.5%	4,482	3,876	606	15.6%
FDIC insurance	945	961	(16)	(1.7%)	2,677	3,225	(548)	(17.0%)
Amortization of intangible assets	1,223	837	386	46.1%	3,736	2,263	1,473	65.1%
Restructuring and merger-related expenses	—	9,883	(9,883)	(100.0%)	491	10,577	(10,086)	(95.4%)
Franchise and other miscellaneous taxes	2,095	1,893	202	10.7%	6,223	5,131	1,092	21.3%
Postage and courier expenses	935	814	121	14.9%	2,925	2,355	570	24.2%
Consulting, regulatory, accounting and advisory fees	1,755	1,450	305	21.0%	5,082	4,030	1,052	26.1%
Other real estate owned and foreclosure expenses	251	548	(297)	(54.2%)	906	1,156	(250)	(21.6%)
Legal fees	675	559	116	20.8%	2,086	1,835	251	13.7%
Communications	602	388	214	55.2%	1,982	1,109	873	78.7%
ATM and electronic banking interchange expenses	1,202	953	249	26.1%	3,493	3,143	350	11.1%
Supplies	631	601	30	5.0%	2,360	1,965	395	20.1%
Other	3,119	2,715	404	14.9%	9,323	7,972	1,351	16.9%

Total non-interest expense	$55,754	$57,601	$(1,847)	(3.2%)	$166,023	$150,303	$15,720	10.5%

Non-interest expense in the third quarter of 2017 decreased $1.8 million or 3.2% compared to the same quarter in 2016, principally from the $9.9 million of restructuring and merger-related expenses incurred in the third quarter of 2016 from the YCB acquisition. Non-interest expense for the nine months ended September 30, 2017 increased $15.7 million or 10.5% compared to the same period in 2016. For the third quarter, salaries and wages increased $3.7 million or 17.6% due to higher average staff levels from the YCB acquisition, which also was the primary driver for the $1.5 million or 23.2% increase in employee benefits as compared to the third quarter of 2016. For the nine months ended September 30, 2017, nearly all other expenses increased with the exception of restructuring and merger-related expenses compared to the same period in 2016.

Salaries and wages increased $3.7 million or 17.6% from the third quarter of 2016 and $11.4 million or 19.0% over the first nine months of 2016 due to increased compensation expense from the acquisition, select sales personnel additions, and staff additions in preparation for the anticipated crossing of $10 billion in total assets, as well as increased short-term incentives and stock compensation. Employee benefits expense increased $1.5 million or 23.2% compared to the third quarter of 2016, and $3.0 million or 14.4% over the first nine months of 2016 primarily from the additional acquisition-related employees, which was partially offset by a decrease in pension costs.

Net occupancy costs increased $0.5 million or 13.3% from the third quarter of 2016 and $2.5 million or 24.0% over the first nine months of 2016 primarily due to increased building-related costs, including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, primarily due to the 34 YCB branch locations acquired and normal building maintenance and repair costs of the legacy branch network and other infrastructure needs.

Equipment costs increased $0.3 million or 9.8% from the third quarter of 2016 and $1.7 million or 15.9% over the first nine months of 2016 due to the acquisition and continuous improvements in technology and communication infrastructure, software costs and origination and customer support centers.

Amortization of intangible assets increased $1.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The YCB acquisition added approximately $12.0 million in core deposit intangibles and $0.8 million in non-compete agreements with former YCB executives covering a three-year term.

Merger-related expenses were $9.9 million for the three months ended September 30, 2016 and $10.6 million for the nine months ended September 30, 2016 as compared to the current quarter of no merger related expenses and $0.5 million for the nine months ended September 30, 2017. The merger-related expenses were from WesBanco’s acquisition of YCB on September 9, 2016.

Franchise and other miscellaneous taxes increased $0.2 million compared to the third quarter of 2016 and $1.1 million for the nine months ended September 30, 2017 as compared to September 30, 2016 due to increases in Pennsylvania bank shares tax expense, Kentucky capital stock tax and real estate taxes in various jurisdictions.

Professional fees have increased $0.3 million from the third quarter of 2016 and $1.1 million for the nine months ended September 30, 2017 as compared to September 30, 2016 primarily due to certain third-party fees associated with the increased volume in loan originations, as well as consulting fees related to preparations for certain regulatory requirements, such as stress testing, for institutions that exceed $10 billion in total assets.

INCOME TAXES

The provision for income taxes increased $8.2 million or 36.5%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was due in part to a 28.7% increase in pre-tax income for the nine months ended September 30, 2017 as compared to the same period of 2016. In addition, earlier this year the Company adopted a new accounting standard related to low income housing tax credit investment amortization, which, for the first nine months of 2017, resulted in $1.2 million that would have been accounted for in other operating expense in prior periods moving to the provision for income taxes. Additionally, the adoption of another new accounting standard resulted in the reclassification of excess tax benefits related to stock-based compensation from additional paid in capital in shareholders’ equity to income tax expense, which reduced income tax expense by $0.3 million for the nine months ended September 30, 2017. For the quarter, the provision increased $4.7 million or 81.7% from last year due to higher pre-tax income and the above-noted additional factors. The effective tax rate was 28.5% for the third quarter and 28.2% for the nine months ended September 30, 2017.

FINANCIAL CONDITION

Total assets increased 1.3% during the nine months ended September 30, 2017, while deposits and shareholders’ equity increased 0.9% and 4.0%, respectively, compared to December 31, 2016. Total portfolio loans increased $123.6 million or 2.0%. Deposits increased $60.1 million from year-end, due to a 5.4% increase in demand deposits and a 3.8% increase in savings deposits, which more than offset a 0.5% decrease in money market and a 10.8% decrease in certificates of deposit. The decrease in certificates of deposit is a result of lower rate offerings for maturing deposits and customer preferences for other deposit types, or non-deposit products, coupled with a $7.5 million decrease in CDARS® balances and decreases in certificates of deposit balances acquired in the ESB and YCB transactions totaling $88.2 million. The increases in demand deposits and savings accounts were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities. Also benefiting these balances were the deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 1.0% during the first nine months of 2017, primarily as a result of a $46.1 million increase in FHLB borrowings, which was partially offset by a $33.8 million decrease in other short-term borrowings. Total shareholders’ equity increased by $53.2 million or 4.0%, compared to December 31, 2016, primarily due to net income exceeding dividends for the period by $44.3 million, coupled with a $6.3 million decrease in other comprehensive losses.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change
Trading securities (at fair value)	$7,929	$7,071	$858	12.1
Available-for-sale (at fair value)
U.S. Government sponsored entities and agencies	72,319	54,043	18,276	33.8
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	963,474	938,289	25,185	2.7
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	121,834	96,810	25,024	25.8
Obligations of states and political subdivisions	106,847	111,663	(4,816)	(4.3)
Corporate debt securities	35,503	35,301	202	0.6

Total debt securities	1,299,977	1,236,106	63,871	5.2
Equity securities	5,555	5,070	485	9.6

Total available-for-sale securities	$1,305,532	$1,241,176	$64,356	5.2

Held-to-maturity (at amortized cost)
U.S. Government sponsored entities and agencies	$12,128	$13,394	$(1,266)	(9.5)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	178,429	215,141	(36,712)	(17.1)
Obligations of states and political subdivisions	801,760	805,019	(3,259)	(0.4)
Corporate debt securities	33,371	34,413	(1,042)	(3.0)

Total held-to-maturity securities	1,025,688	1,067,967	(42,279)	(4.0)

Total securities	$2,339,149	$2,316,214	$22,935	1.0

Available-for-sale and trading securities:
Weighted average yield at the respective period end (2)	2.33%	2.22%
As a % of total securities	56.2%	53.9%
Weighted average life (in years)	4.1	4.3

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.83%	3.76%
As a % of total securities	43.8%	46.1%
Weighted average life (in years)	4.2	5.0

Total securities:
Weighted average yield at the respective period end (2)	2.99%	2.93%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.1	4.6

(1)	At September 30, 2017 and December 31, 2016, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $22.9 million or 1.0% from December 31, 2016 to September 30, 2017. Through the first nine months of 2017, the available-for-sale portfolio increased by $64.4 million or 5.2%, while the held-to-maturity portfolio decreased by $42.3 million or 4.0%. The increase in the overall portfolio from December 31, 2016 was due to purchases of commercial and residential mortgage-backed securities, mostly in the third quarter, which were slightly offset by mortgage-backed security paydowns and sales as well as calls of municipal bonds. In the second quarter, $9.4 million of securities were sold, which resulted in $0.4 million in realized gains. The weighted average yield of the portfolio increased by 6 basis points from December 31, 2016 to September 30, 2017, which was due in part to the increase in the target federal funds rate during 2017, as well as lower amortization expense on mortgage-backed securities from decreases in principal paydowns. The securities portfolio continues to be managed to help maintain the size of the balance sheet under $10 billion in order to delay the financial impact of crossing such total asset level.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2017 and December 31, 2016 were $5.1 million and $9.9 million, respectively. Since approximately 44% of the investment portfolio is in the held-to-maturity category, increases in interest rates do not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

Trading securities, which consist of investments in various mutual funds held in grantor trusts formed in connection with an executive officer/director deferred compensation plan, are recorded at fair value. Gains and losses due to fair value fluctuations on trading securities are included in non-interest income under other income, while the corresponding change in the obligation to the employee is recognized in employee benefits expense.

WesBanco’s municipal portfolio comprises 38.8% of the overall securities portfolio as of September 30, 2017 as compared to 39.6% as of December 31, 2016, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	September 30, 2017		December 31, 2016
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$93,759	10.1	$93,676	10.1
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	689,234	74.3	700,506	75.5
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	136,214	14.7	121,903	13.2
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	745	0.1	729	0.1
Not rated by either agency	7,608	0.8	9,991	1.1

Total municipal bond portfolio	$927,560	100.0	$926,805	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of September 30, 2017 and December 31, 2016, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists primarily of tax-exempt general obligation and revenue bonds from various municipalities, school districts and local revenue bond issues. Certain taxable Build America Bonds are also included in the portfolio. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	September 30, 2017		December 31, 2016
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$641,013	69.1	$638,868	68.9
Revenue	286,547	30.9	287,937	31.1

Total municipal bond portfolio	$927,560	100.0	$926,805	100.0

Municipal bond issuer:
State Issued	$93,544	10.1	$92,241	10.0
Local Issued	834,016	89.9	834,564	90.0

Total municipal bond portfolio	$927,560	100.0	$926,805	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration within those states based on total fair value at September 30, 2017:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	September 30, 2017
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$199,881	21.5
Ohio	105,305	11.4
Texas	104,887	11.3
Illinois	50,111	5.4
West Virginia	35,097	3.8
All other states	432,279	46.6

Total municipal bond portfolio	$927,560	100.0

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 7, “Fair Value Measurement” in the Consolidated Financial Statements.

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

TABLE 10. COMPOSITION OF LOANS (1)

	September 30, 2017		December 31, 2016
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$606,593	9.5	$496,539	7.9
Improved property	2,407,819	37.6	2,376,972	37.9

Total commercial real estate	3,014,412	47.1	2,873,511	45.8
Commercial and industrial	1,125,693	17.6	1,088,118	17.4
Residential real estate	1,356,580	21.2	1,383,390	22.1
Home equity	527,216	8.2	508,359	8.1
Consumer	349,148	5.5	396,058	6.3

Total portfolio loans	6,373,049	99.6	6,249,436	99.7
Loans held for sale	26,888	0.4	17,315	0.3

Total loans	$6,399,937	100.0	$6,266,751	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Portfolio loans, which include $1.0 billion from the YCB acquisition, increased $123.6 million or 2.0% from December 31, 2016 and $136.2 million or 2.2% over the last twelve months. Total loan growth over the last twelve months was driven by strategic focus categories with 5.5% growth in total commercial loans and 4.3% growth in home equity loans, from expanded market areas and additional commercial personnel in our core markets. Secondary market loan sales of residential mortgages continued to increase resulting in an increase in the gain on sale of mortgages and a reduction in residential mortgages retained in the portfolio. In addition, the consumer portfolio declined due to a reduced focus and pricing adjustments for indirect installment loans.

Total loan commitments of $1.9 billion, including loans approved but not closed, increased $102.4 million or 5.8% from December 31, 2016 due primarily to the larger overall portfolio size from the YCB acquisition as well as new loan demand, particularly in land and construction development. The line utilization percentage for the commercial portfolio was 47.4% at September 30, 2017 and 45.5% at December 31, 2016.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

At September 30, 2017 total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $57.3 million or 0.71% of the total loan portfolio as compared to $51.1 million or 0.65% of the total loan portfolio at December 31, 2016. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $67.0 million in exposure or 0.83% of the total loan portfolio as compared to $77.5 million or 0.98% of the total loan portfolio at December 31, 2016. The largest exposure to any one borrower in either core energy or ancillary industries was $24.4 million to a company that operates as a natural gas distribution utility.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2017	December 31, 2016
Non-accrual loans:
Commercial real estate - land and construction	$474	$766
Commercial real estate - improved property	14,263	9,535
Commercial and industrial	2,950	4,299
Residential real estate	12,641	12,994
Home equity	4,426	3,538
Consumer	704	652

Total non-accrual loans (1)	35,458	31,784

TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	1,563	1,618
Commercial and industrial	133	152
Residential real estate	4,453	5,311
Home equity	419	473
Consumer	70	92

Total TDRs accruing interest (1)	6,638	7,646

Total non-performing loans	$42,096	$39,430

Other real estate owned and repossessed assets	5,782	8,346

Total non-performing assets	$47,878	$47,776

Non-performing loans/total portfolio loans	0.66%	0.63%
Non-performing assets/total assets	0.48%	0.49%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.75%	0.76%

(1)	TDRs on non-accrual of $3.0 million and $3.5 million at September 30, 2017 and December 31, 2016, respectively, are included in total non-accrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, increased $2.7 million or 6.8%, from December 31, 2016, primarily due to a purchased credit impaired loan from ESB placed on non-accrual in the first quarter. TDRs decreased $1.0 million due to successful exit strategies combined with normal repayments and fewer additions to the category due to overall improvement in economic conditions in our markets. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $2.6 million from December 31, 2016, primarily due to continued efforts to liquidate properties acquired from YCB, which totaled $3.0 million on the acquisition date.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	September 30, 2017	December 31, 2016
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	542	318
Commercial and industrial	20	229
Residential real estate	2,418	1,922
Home equity	1,289	626
Consumer	587	644

Total loans past due 90 days or more	4,856	3,739

Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	2,808	747
Commercial and industrial	1,836	1,522
Residential real estate	4,730	6,080
Home equity	3,940	2,949
Consumer	3,978	4,731

Total loans past due 30 to 89 days	17,292	16,029

Total 30 days or more	$22,148	$19,768

Loans past due 90 days or more and accruing to total portfolio loans	0.08%	0.06%
Loans past due 30-89 days and accruing to total portfolio loans	0.27%	0.26%

Loans past due 30 days or more and accruing interest excluding TDRs increased $2.4 million or 12.0% from December 31, 2016. These loans continue to accrue interest because they are both well-secured and in the process of collection. The increase in 30 to 89 days past due status was primarily due to a $2.1 million increase in the commercial real estate category and represented 0.27% of total loans at September 30, 2017 and 0.26% at December 31, 2016. Loans past due 90 days or more increased $1.1 million from December 31, 2016 and represented 0.08% of total loans at September 30, 2017 compared to 0.06% at December 31, 2016. The continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, relatively stable unemployment throughout our markets and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses of $45.5 million represented 0.71% of total portfolio loans at September 30, 2017 compared to 0.70% as of December 31, 2016 and 0.69% as of September 30, 2016. Included in the ratio are acquired YCB and ESB loans (recorded at fair value at the date of acquisition of $1.7 billion) and the related allowance on YCB and ESB acquired loans of $3.1 million at September 30, 2017. Excluding these acquired loans and the related allowance results in a more comparable coverage ratio to prior periods.

The allowance for loans individually-evaluated for impairment decreased $0.3 million from December 31, 2016 to $0.6 million.

The allowance for loan commitments of $0.6 million at September 30, 2017 was unchanged compared to December 31, 2016 and is included in other liabilities on the Consolidated Balance Sheets.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans were 1.24% of total loans, improving from 1.42% at September 30, 2016. Criticized and classified loans as a percent of total loans improved as overall credit quality continued to improve, enabling certain loans to be upgraded while others have paid down.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The increase in the allocation of the allowance for CRE—land and construction and C&I loans is primarily driven by growth in these respective categories. The allowance for CRE—improved property was relatively flat as historical charge-offs and loan downgrades continue to decline at a faster pace than growth in the category. The allocation of allowance to residential real estate and consumer loans decreased due to lower loan volumes, while the allocation of allowance to the home equity category represented the most significant increase due to higher loan balances year over year resulting from management’s efforts to increase this category of lending.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	September 30, 2017	Percent of Total	December 31, 2016	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$4,852	10.5	$4,348	9.8
Commercial real estate - improved property	18,987	41.2	18,628	42.1
Commercial and industrial	9,648	20.9	8,412	19.0
Residential real estate	3,372	7.3	4,106	9.3
Home equity	4,489	9.7	3,422	7.7
Consumer	3,379	7.3	3,998	9.0
Deposit account overdrafts	760	1.7	760	1.8

Total allowance for loan losses	$45,487	98.6	$43,674	98.7

Allowance for loan commitments:
Commercial real estate - land and construction	$133	0.3	$151	0.4
Commercial real estate - improved property	21	0.0	17	0.0
Commercial and industrial	233	0.5	188	0.4
Residential real estate	9	0.0	9	0.0
Home equity	211	0.5	162	0.4
Consumer	40	0.1	44	0.1

Total allowance for loan commitments	647	1.4	571	1.3

Total allowance for credit losses	$46,134	100.0	$44,245	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at September 30, 2017.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change
Deposits
Non-interest bearing demand	$1,851,167	$1,789,522	$61,645	3.4
Interest bearing demand	1,666,117	1,546,890	119,227	7.7
Money market	990,788	995,477	(4,689)	(0.5)
Savings deposits	1,258,887	1,213,168	45,719	3.8
Certificates of deposit	1,334,066	1,495,822	(161,756)	(10.8)

Total deposits	$7,101,025	$7,040,879	$60,146	0.9

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 172 financial centers, down from 174 offices at December 31, 2016. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $60.1 million or 0.9% during the first nine months of 2017. Interest bearing demand, savings deposits, and non-interest bearing demand deposits increased 7.7%, 3.8%, and 3.4%, respectively, while money market deposits decreased 0.5%. This net growth is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, money market deposits were influenced primarily through WesBanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $54.0 million at September 30, 2017 compared to $5.7 million at December 31, 2016.

Certificates of deposit decreased $161.8 million or 10.8% due primarily to the effects of an overall strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to WesBanco. The decline was also impacted by lower offered rates on maturing certificates of deposit earlier in the period and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the ICS® money market deposit program. CDARS® balances totaled $127.7 million in outstanding balances at September 30, 2017, of which $95.1 million represented one-way buys, compared to $135.2 million in total outstanding balances at December 31, 2016, of which $100.1 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $214.2 million at September 30, 2017 compared to $219.3 million at December 31, 2016. Certificates of deposit of $100,000 or more were approximately $611.6 million at September 30, 2017 compared to $681.5 million at December 31, 2016. Certificates of deposit totaling approximately $762.9 million at September 30, 2017 with a cost of 0.62% are scheduled to mature within the next 12 months. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, while reducing single service certificate of deposit relationships. From time-to-time, the Company may offer special promotions or rates on certain maturities of CD’s and other savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,015,010	$968,946	$46,064	4.8
Other short-term borrowings	165,576	199,376	(33,800)	(17.0)
Subordinated debt and junior subordinated debt	164,278	163,598	680	0.4

Total	$1,344,864	$1,331,920	$12,944	1.0

Borrowings are a significant source of alternative funding for WesBanco as compared to deposits, and totaled 13.6% of total assets at both September 30, 2017 and December 31, 2016. During the first nine months of 2017, WesBanco reduced other short-term borrowings and borrowed approximately $75.0 million of FHLB borrowings with longer-term maturities. In addition, WesBanco extended the maturities of approximately $465.0 million of FHLB borrowings at an average cost of 1.57% versus current short-term FHLB rates approximating 1.30% to 1.35%.

Other short-term borrowings, which consist primarily of securities sold under agreements to repurchase and federal funds purchased at September 30, 2017, and may also include notes payable, were $165.6 million at September 30, 2017 compared to $199.4 million at December 31, 2016. The decrease is primarily due to a $54.0 million decrease in federal funds purchased, which was partially offset by a $20.2 million increase in repurchase agreements. WesBanco also renewed a revolving line of credit in August 2017, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There was no outstanding balance at September 30, 2017 or December 31, 2016.

Subordinated debt and junior subordinated debt consisted of $25.8 million in subordinated debentures and $138.4 million in junior subordinated debt at September 30, 2017. The subordinated debt was issued by YCB and has a fixed rate of 6.25% through the call date of December 15, 2020, at which time the interest rate converts to a variable rate equal to three-month LIBOR plus 459 basis points. The subordinated debt matures on December 15, 2025 and is considered Tier 2 regulatory capital for both WesBanco Bank and WesBanco, Inc. until it begins to phase out in 2020. The junior subordinated debt has either been issued by trusts formed by WesBanco (trust preferred securities) or assumed in various acquisitions,. At September 30, 2017, junior subordinated debt totaling $130.0 million had variable interest rates based on three-month LIBOR ranging from 2.90% to 4.45%, and junior subordinated debt totaling $8.4 million had a fixed rate of 8.00%. The junior subordinated debt matures at various dates from June 2033 through June 2038, and the related trust preferred securities are considered Tier 1 regulatory capital for WesBanco, Inc. under current regulatory guidelines.

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

CAPITAL RESOURCES

Shareholders’ equity was $1.4 billion at September 30, 2017 compared to $1.3 billion at December 31, 2016. The increase resulted primarily from net income during the current nine-month period of $78.6 million and a $6.3 million decrease in other comprehensive loss, which were partially offset by the declaration of common shareholder dividends totaling $34.3 million for the nine months ended September 30, 2017. WesBanco also increased its quarterly dividend rate to $0.26 per share in February, representing an 8.3% increase over the prior quarterly rate and a cumulative 86% increase over the last twenty-six quarters.

Under the current share repurchase plan, WesBanco purchased 12,987 shares during the nine month period ended September 30, 2017 from employees for the payment of withholding taxes to facilitate the vesting of restricted stock. At September 30, 2017, the remaining shares authorized to be purchased under current authorized repurchase plans totaled 1,107,320 shares.

On February 17, 2017, WesBanco granted 12,000 Total Shareholder Return Plan shares for the performance period beginning January 1, 2017 and ending December 31, 2019 to certain executives. The award is determined at the end of the three-year period if the total shareholder return (“TSR”) of WesBanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of WesBanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments.

On May 16, 2017, WesBanco granted 117,550 stock options to selected officers at an exercise price of $38.88. These options are service-based and vest 50% at December 31, 2017 and 50% at December 31, 2018. On the same date, WesBanco also issued 70,321 shares of time-based restricted stock and 9,003 shares of performance-based restricted stock to selected officers. The time-based restricted shares are service-based and cliff-vest 36 months from the date of grant. The performance-based restricted shares have a three-year performance period, beginning January 1, 2018, based on WesBanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of financial institutions with total assets between approximately $9 billion and $15 billion. Earned performance-based restricted shares are also subject to additional service-based vesting with 50% vesting on May 16, 2021 after the completion of the three-year performance period and the final 50% vesting on May 16, 2022.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At September 30, 2017, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of September 30, 2017, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $60.5 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios over time primarily from retaining a majority of its earnings, net of general corporate uses for stock repurchases, acquisitions, and other purposes.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			September 30, 2017			December 31, 2016
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$950,758	10.21%	$372,546	$901,873	9.81%	$367,843
Common equity Tier 1	4.50%	6.50%	816,721	11.70%	314,152	773,306	11.28%	308,462
Tier 1 capital to risk-weighted assets	6.00%	8.00%	950,758	13.62%	418,869	901,873	13.16%	411,283
Total capital to risk-weighted assets	8.00%	10.00%	1,022,695	14.65%	558,492	971,762	14.18%	548,378
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$856,750	9.22%	$371,816	$827,173	9.02%	$366,903
Common equity Tier 1	4.50%	6.50%	856,750	12.29%	313,673	827,173	12.10%	307,728
Tier 1 capital to risk-weighted assets	6.00%	8.00%	856,750	12.29%	418,231	827,173	12.10%	410,305
Total capital to risk-weighted assets	8.00%	10.00%	928,099	13.31%	557,641	896,598	13.11%	547,073

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 64.1% at September 30, 2017 and deposit balances funded 71.6% of assets.

The following table lists the sources of liquidity from assets at September 30, 2017 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$110,871
Securities with a maturity date within the next year and callable securities	153,564
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	201,614
Loans held for sale	26,888
Accruing loans scheduled to mature	945,407
Normal loan repayments	1,444,601

Total sources of liquidity expected within the next year	$2,882,945

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $7.1 billion at September 30, 2017. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $762.9 million at September 30, 2017, which includes jumbo regular certificates of deposit totaling $292.2 million with a weighted-average cost of 0.81%, and jumbo CDARS® deposits of $90.6 million with a weighted-average cost of 0.91%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at September 30, 2017 and December 31, 2016 approximated $1.6 billion and $1.7 billion, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At September 30, 2017, the Bank had unpledged available-for-sale securities with an amortized cost of $330.6 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB or other borrowings. Available liquidity through the sale of investment securities is limited to unpledged securities totaling 26.1% of the available-for-sale portfolio. Public deposit balances for which securities are pledged have increased significantly through the ESB and YCB acquisitions of the past two years. WesBanco’s held-to-maturity portfolio currently contains $590.9 million of unpledged securities. Most of the balance of unpledged securities represents municipal bonds, which can only be pledged in limited circumstances. Unless in compliance with certain criteria, these securities cannot be sold without the remainder of the held-to-maturity portfolio being required to be classified as available-for-sale.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At September 30, 2017, WesBanco had a BIC line of credit totaling $202.5 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $285.0 million, of which $4.0 million was outstanding at September 30, 2017, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $165.6 million at September 30, 2017 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers, and federal funds purchased. There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during 2017. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $70.7 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at September 30, 2017. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2017, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $60.5 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.9 billion at September 30, 2017 and December 31, 2016. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 9, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of September 30, 2017, and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming an immediate and sustained 100, 200, 300 and 400 basis point increase or decrease in market interest rates across the entire yield curve, compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure to a reduction of 10%, 12.5%, 15% and 20% or less, respectively, of net interest income from the base model over a twelve-month period. The table below shows WesBanco’s interest rate sensitivity at September 30, 2017 and December 31, 2016, assuming the above-noted interest rate increases as compared to a base model. Due to the current lower interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change are not shown due to the unrealistic nature of results associated with short-term negative interest rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	September 30, 2017	December 31, 2016
+400	10.1%	4.5%	(20.0%)
+300	7.4%	4.7%	(15.0%)
+200	5.0%	4.6%	(12.5%)
+100	3.0%	3.1%	(10.0%)
-100	(3.0%)	(2.3%)	(10.0%)

As per the table above, the earnings simulation model at September 30, 2017 currently projects that net interest income for the next twelve-month period would decrease by 3.0% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.3% for the same scenario as of December 31, 2016.

For rising rate scenarios, net interest income would increase by 3.0%, 5.0%, 7.4% and 10.1% if rates were to increase by 100, 200, 300 and 400 basis points, respectively, as of September 30, 2017, compared to increases of 3.1%, 4.6%, 4.7% and 4.5% in a 100, 200, 300 and 400 basis point increasing rate environment as of December 31, 2016.

The balance sheet shows generally greater asset sensitivity as of September 30, 2017, as compared to December 31, 2016, with differences resulting from changes in the mix of, and growth in various earning assets and costing liabilities, as well as adjustments earlier in the year for various modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds based upon a third-party study of the Company’s own data for such assumptions. Generally, deposit betas are higher than those used in prior years, but loan prepayment speeds have also increased to reflect various loan classifications’ propensity to prepay over time. The net impact of these assumption changes was higher asset sensitivity in combination with balance sheet changes experienced from year-end. Management believes that overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds, slower than forecasted increases to loan yields, extension risk associated with residential mortgages and mortgage-backed securities, and other earning asset and costing liability differences versus currently modeled assumptions. Another factor to be considered in any earnings simulation are rate floors on variable rate commercial loans from prior years’ lower interest rate environments, with such floors currently averaging 4.10% on approximately $1.2 billion of commercial loans at September 30, 2017, or 30% of commercial loans, as compared to $1.3 billion or 32% of commercial loans at year-end. Approximately 47% or $578.5 million of these loans are currently priced at their floor, as compared to 53% or $671.9 million at December 31, 2016. In a less than 100 basis point rising rate environment, these loans may not adjust as rapidly from their current floor level as compared to loans without floors. As a result of three federal funds rate increases over the past year, affecting short-term market rates used in loan pricing, more commercial loans with floors should experience a rate increase in a rising rate environment of 100 basis points or more.

The net interest margin has grown by 16 and 15 basis points, respectively, for the three and nine month periods ended September 30, 2017 compared to last year due to higher yielding earning assets from YCB, low deposit betas for the prior three federal funds rate increases, loan growth and purchase accounting accretion. Further margin expansion would be dependent on additional federal funds and other market rate/yield curve increases, in addition to continued execution of our business strategy to remix investment securities maturities into loans and higher cost borrowings and CDs into lower costing transaction accounts while controlling the beta of transaction accounts in relation to changes in short-term market interest rates. In addition, net purchase accounting accretion is expected to decrease throughout 2017, which requires loan growth and/or rate increases to offset such impact. Management currently anticipates that one additional short-term federal funds rate increase may occur by the end of the fourth quarter, and potentially two more in 2018 towards the middle and end of the year, relatively consistent with general market and consensus economist expectations. Delays in implementing further rate increases or increases to deposit betas beyond our current modeling assumptions for existing accounts typically would have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Customers over the past few years have moved maturing CD balances to lower-costing transaction accounts as well as into non-deposit products provided by the Company or other competitors. A portion of these lower-cost transaction account balances may migrate to higher-costing CDs or money market accounts as short-term rates continue to increase. Runoff of CDs from prior acquisitions, many of which customers had single service relationships as well as our own retail focus on increasing the number of relationships with our customers has been replaced with FHLB and other short-term borrowings. Certificates of deposit totaling approximately $762.9 million mature within the next year at an average cost of 0.62%. Approximately $465 million of short-term maturing FHLB borrowings in the first nine months of 2017 were replaced with higher cost, medium-term borrowings, which strategy was intended to improve asset sensitivity and liquidity measures. Additional maturing borrowings over the remainder of the year may also be lengthened at a higher cost to the maturing borrowings’ average rate. In addition, management is currently controlling the total size of the balance sheet, without limiting prudent loan growth opportunities, in order to remain under $10 billion in total assets through the remainder of 2017 and into 2018.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources, or various interest rate swap strategies as necessary to lengthen liabilities, to help offset mismatches in various asset maturities, and manage liquidity. CDARS® and ICS® deposits also may be used to lengthen maturities, and for certain customers seeking higher-yielding instruments and/or to maintain their total deposit levels below FDIC insurance limits.

Current balance sheet strategies to manage the net interest margin in the expected rate environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable rates through various marketing and incentive strategies;

•	selling additional residential mortgage loan production into the secondary market;

•	marketing demand deposit account types to continue to increase the portion of these account types to total deposits;

•	employing back-to-back loan swaps for customers desiring a longer-term fixed rate loan such that the Bank receives a variable rate;

•	re-mixing a portion of investment securities cash flows into loans;

•	extending or renewing FHLB term borrowings as necessary to balance asset/liability mismatches;

•	using the CDARS® and ICS® deposit programs as necessary to manage overall liability mix, and

•	managing the overall size of the balance sheet to remain under $10 billion in total assets into 2018 to delay the implementation of certain costs and regulations associated with the Dodd-Frank Act.

As an alternative to the immediate rate shock analysis, the ALCO monitors interest rate risk by ramping or increasing interest rates 200 basis points gradually over a twelve-month period. WesBanco’s current policy limits this exposure to a change of minus 10% in net interest income from the base model for a twelve-month period and for an extended two-year rate ramp of 400 basis points. Management believes that the ramping analysis reflects a more realistic movement of interest rates, whereas the immediate rate shock reflects a less likely scenario. The simulation model at September 30, 2017 using the 200 basis point increasing rate ramp analysis, projects that net interest income would increase 2.3% over the next twelve months, compared to a 3.2% increase at December 31, 2016. For the first twelve months of a 400 basis point rate ramp over two years, the increase in net interest income would be 3.1% in year one as compared to the base, and 13.0% in year two when compared to year two’s base. In addition, management utilizes a most likely forecast scenario to forecast net interest income over a rolling two-year time frame. This forecast is updated and reviewed quarterly, incorporating budget or current forecast assumptions into the model such as estimated loan and deposit growth, asset and liability re-mixing, changes in base forecasted rates for various maturities, competitive market spreads for various products, marketing promotions and other assumptions. Such modeling helps to predict changes in forecasted outcomes and necessary adjustments to the plan to achieve management’s earnings goals.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various rate scenarios. At September 30, 2017, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 1.6%, compared to an increase of 6.7% at December 31, 2016. In a 100 basis point falling rate environment, the model indicates a decrease of 2.9%, compared to a decrease of 9.8% as of December 31, 2016. WesBanco’s policy is to limit such change to minus 10% for a 100 basis point change in interest rates, minus 20% for a 200 basis point change in interest rates, minus 30% for a 300 basis point rate change in interest rates, and minus 40% for a 400 basis point rate change in interest rates. Changes to various assets and liabilities, as well as certain changes to loan prepayment speeds and decay rates associated with non-maturity deposits, caused the change in market value of tangible equity as compared to year-end.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2017, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time, although the plan has no expiration date.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2017				1,107,320

July 1, 2017 to July 31, 2017
Open market repurchases	—	$—	—	1,107,320
Other transactions (1)	15,887	42.75	N/A	N/A

August 1, 2017 to August 31, 2017
Open market repurchases	—	$—	—	1,107,320
Other transactions (1)	1,955	37.54	N/A	N/A

September 1, 2017 to September 30, 2017
Open market repurchases	—	$—	—	1,107,320
Other transactions (1)	1,143	38.98	N/A	N/A

Third Quarter 2017
Open market repurchases	—	$—	—	1,107,320
Other transactions (1)	18,985	41.99	N/A	N/A

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.

N/A – Not applicable

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: October 30, 2017	/s/ Todd F. Clossin

Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2017	/s/ Robert H. Young

Robert H. Young
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)