Form 10-K
period 2017-12-31
WESBANCO INC
filed 2018-02-27
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2017, determined using a per share closing price on that date of $39.54, was $1,630,100,029.

As of February 20, 2018, there were 44,053,332 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Wesbanco, Inc.’s definitive proxy statement which will be filed by April 30, 2018 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2018 are incorporated by reference into Part III of this Form 10-K.

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

At December 31, 2017, WesBanco operated one commercial bank, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), through 172 branches and 160 ATM machines located in West Virginia, Ohio, western Pennsylvania, Kentucky and southern Indiana. Total assets of WesBanco Bank as of December 31, 2017 approximated $9.8 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $3.9 billion as of December 31, 2017. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

On November 13, 2017, WesBanco and First Sentry Bancshares, Inc. (“FTSB”), a bank holding company headquartered in Huntington, West Virginia entered into a definitive Agreement and Plan of Merger pursuant to which FTSB will merge with and into WesBanco. As of September 30, 2017, FTSB had approximately $658.2 million in assets excluding goodwill, with $527.6 million in total deposits and $402.4 million in total loans, and 5 branches in West Virginia The transaction will enhance WesBanco’s position in the Huntington, WV MSA. The transaction, valued at approximately $101.4 million, is scheduled to close early in the second quarter of 2018.

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

WesBanco Properties, Inc. holds certain commercial real estate properties. The commercial property is leased to WesBanco Bank and to certain non-related third parties. Kentuckiana Real Estate Holdings, LLC, and Southern Indiana Real Estate Holdings, LLC, are Indiana and Kentucky limited liability corporations, and they hold certain real estate properties in those markets.

CBIN Insurance Inc. is a captive insurance company, which issues policies to WesBanco’s banking subsidiaries for certain risks that aren’t covered by the Company’s commercial insurances purchased from third-party carriers.

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

AMSCO, Inc. (“AMSCO”) is a wholly-owned subsidiary of WesBanco Bank, which formerly engaged in the management of certain real estate development and construction of 1-4 family residential units through one joint venture partnership, AMS Ventures, LLC. It is in the process of winding up its business activities and will be dissolved.

WesBanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds”. The fund family is comprised of the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Small Company Growth Fund, the WesMark Government Bond Fund, the WesMark West Virginia Municipal Bond Fund, and the WesMark Tactical Opportunity Fund.

As of December 31, 2017, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and only one had any transactions with customers in foreign countries. The Bank provides letters of credit internationally for certain domestic customers and provides international wire services through a third-party correspondent bank.

EMPLOYEES

There were 1,940 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2017. None of the employees were represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2017 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, in the “About Us” section through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2017, WesBanco will provide, without charge, a printed copy of this 2017 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: John Iannone, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 905-7021.

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

SUPERVISION AND REGULATION

As a bank holding company and a financial holding company under federal law, WesBanco is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco also is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of certain voting shares of other banks, as described below. Since WesBanco is both a bank holding company and a financial holding company, WesBanco can offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related to banking, securities underwriting, insurance (both underwriting and agency) and merchant banking. Assuming the acquisition of FTSB is completed, WesBanco expects increased supervision from the Federal Reserve Board due to its increased asset size and will ensure that sufficient resources are allocated to compliance so that the enhanced demands of the Federal Reserve Board are met.

As indicated above, WesBanco presently operates one bank subsidiary, WesBanco Bank, which is a West Virginia banking corporation and is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) and the West Virginia Division of Financial Institutions (“WVDIF”). The deposits of WesBanco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. WesBanco’s non-bank subsidiaries are subject to examination and supervision by the Federal Reserve Board and specifically, the Federal Reserve Bank of Cleveland, Ohio (“Federal Reserve”) and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC, the Financial Institution Regulatory Authority, Inc. (“FINRA”), the Municipal Securities Rulemaking Board and the Securities Investors Protection Corporation. WesBanco Bank maintains one designated financial subsidiary, WesBanco Insurance, which, as indicated above, is a multi-line insurance agency specializing in property, casualty, life and title insurance, with benefit plan sales and administration for personal and commercial clients.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2017, WesBanco declared cash dividends to its common shareholders of approximately $45.8 million.

As of December 31, 2017, WesBanco Bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. As of January 1, 2016, WesBanco Bank and WesBanco are subject to “capital conservation buffer” rules, which require WesBanco and WesBanco Bank to have capital levels above the regulatory minimums in order to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2017, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $58.7 million from WesBanco Bank. Additional information regarding dividend restrictions is set forth in Note 21, “Regulatory Matters,” in the Consolidated Financial Statements.

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

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. In 2017, WesBanco Bank paid deposit insurance premiums of $3.5 million, compared to $4.0 million and $4.1 million in 2016 and 2015, respectively. The decrease from the prior years was due to the FDIC reducing its assessment rate for banks with less than $10 billion in assets as of July 1, 2016. WesBanco Bank’s capital, net income and loan quality financial ratios used to calculate the assessment rate have continually improved, leading to a decrease in the assessment rate.

Effective July 1, 2016, the FDIC issued a final rule in order to implement section 334 of the Dodd-Frank Act, which requires the FDIC to (1) raise the minimum reserve ratio for the FDIC Deposit Insurance Fund to 1.35 percent, from 1.15 percent, (2) assess premiums on banks to reach the 1.35 percent goal by September 30, 2020, and (3) offset the effect of the increase in the minimum reserve ratio on insured depository institutions with assets of less than $10 billion. The final rule imposes a quarterly surcharge on insured depository institutions with $10 billion or more in assets of 4.5 basis points applied to their assessment base (after making certain adjustments), to be assessed over a period of eight quarters. If this surcharge is insufficient to increase the reserve ratio to 1.35 percent by December 31, 2018, a one-time shortfall assessment will be imposed on institutions with total consolidated assets of $10 billion or more on March 31, 2019. WesBanco is currently not subject to the surcharge assessment. When WesBanco becomes subject to the surcharge, management currently estimates that, based on the final rule, FDIC expense will increase minimally as the surcharge is calculated only upon assets greater than $10 billion. However, the assessment factors and rates for the Bank are expected to be higher in the future once the Bank experiences four quarters over $10 billion in total assets as per its filed Bank Call Reports.

CAPITAL REQUIREMENTS

The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into several weighted categories, with higher weightings being assigned to categories perceived as representing greater risk. A bank holding company’s capital is then divided by total risk-weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital to total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.

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

The Federal Reserve Board has established the following minimum capital levels banks and bank holding companies are required to maintain as a percentage of risk-weighted assets (including various off-balance sheet items): (i) CET1 of at least 4.5%, (ii) Tier 1 capital ratio of at least 6%, (iii) total capital ratio (Tier 1 and Tier 2 capital) of at least 8%; and (iv) a non-risk-based leverage ratio (Tier 1 capital to average consolidated assets) of 4%. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Balance sheet and off-balance sheet exposures are assigned to one of several risk-weights primarily based on relative credit risk. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. Additionally, when the final capital rule is fully implemented, it will require an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the minimum risk-based capital requirements to avoid restrictions on the ability to pay dividends, discretionary bonuses to executive officers, and engage in share repurchases. The capital conservative buffer was 1.25% for 2017, increasing to 1.875% effective January 1, 2018, and it will be the full 2.5% effective January 1, 2019.

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

As of December 31, 2017, WesBanco’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 12.14%, 14.12% and 15.16%, respectively. WesBanco made a timely permanent election to exclude accumulated other comprehensive income from regulatory capital. As of December 31, 2017, WesBanco Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2017, WesBanco’s leverage ratio was 10.39%.

As of December 31, 2017, WesBanco had $164.3 million in subordinated and junior subordinated debt on its Consolidated Balance Sheets, which includes $138.6 million of junior subordinated debt. For regulatory purposes, Trust Preferred Securities totaling $134.3 million underlying such junior subordinated debt were included in Tier 1 capital as of December 31, 2017, in accordance with regulatory reporting requirements. In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. The final Basel III capital rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions of less than $15 billion in size, subject to a 25% limit of Tier 1 capital. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. For more information regarding trust preferred securities, please refer to Note 11, “Subordinated and Junior Subordinated Debt” in the Consolidated Financial Statements.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a new common equity Tier 1 ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2017, WesBanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

DODD-FRANK ACT

The Dodd-Frank Act, enacted on July 21, 2010, and the rules implementing its provisions have resulted in numerous and wide-ranging reforms to the structure of the U.S. financial system and the enhanced regulation and supervision of WesBanco. This includes, among other things, rules to promote financial stability and prevent or mitigate the risks that may arise from the material distress or failure of a large bank holding company; enhance consumer protections; prohibit proprietary trading; and implement enhanced prudential requirements for large bank holding companies regarding risk-based capital and leverage, risk and liquidity management, stress testing, and recovery and resolution planning. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, have affected, and management expects will continue to affect, most of WesBanco’s businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity.

Bank holding companies are subjected to increased capital requirements (discussed above under “Item 1. Business—Capital Requirements”).

The Volcker Rule and the final rules jointly issued by federal banking agencies implementing the rule’s provisions limit WesBanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in hedge funds or private equity funds. The Volcker Rule includes certain compliance program requirements that apply to banking entities that engage in permissible proprietary trading or permitted covered fund activities. The type of compliance program required is determined based on the level of total consolidated assets held by the banking entity. Because WesBanco will have over $10 billion in assets when the FTSB acquisition is complete, WesBanco will be subject to the “standard compliance program,” which imposes additional compliance program requirements, including a requirement to maintain additional documentation specific to covered fund activities. WesBanco’s activities and investments are currently in full compliance with the Volcker Rule and its regulations and WesBanco will ensure that its compliance program meets the requirements of the “standard compliance program” upon the closing of the FTSB acquisition.

Additionally, an interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. This interim final rule was effective April 1, 2014 and did not have a material impact on WesBanco for the year ended December 31, 2017.

Passed in 2011, the Durbin Amendment requires the Federal Reserve to limit fee charges to retailers for debit card processing. The Federal Reserve Board promulgated Regulation II (Debit Card Interchange Fees and Routing) that limits the interchange fees paid by merchants to issuers when their debit cards are used as payment. An issuer is defined as “any person that authorizes the use of the debit card to perform an electronic debit transaction.” The application of the Durbin Amendment is determined by whether the issuer, together with its affiliates, has $10 billion in assets as of the end of the calendar year preceding the date of the electronic debit transaction. An affiliate is defined as “any company that controls, or is controlled by, or is under common control with another company.” Therefore, if an insured institution issues a debit card and it, together with its affiliates, has assets exceeding $10 billion, it is subject to this rule. The rule caps debit card interchange fees (also known as swipe fees) at $0.21 plus an additional 0.05%. Previously, the average interchange fee generated $0.44 per transaction for an insured institution. Financial institutions with more than $10 billion in assets by the year-end assessment deadline are subject to the cap on interchange income in July of the following year. As a result of the FTSB acquisition WesBanco and the Bank will be subject to the requirements imposed by the Durbin Amendment because, for purposes of determining whether an issuer has $10 billion in assets, the assets of the institution and its affiliates are combined beginning in July of 2019.

Additionally, section 165(i)(2) of the Dodd-Frank Act requires annual company-run stress tests for bank holding companies with total consolidated assets of between $10 billion and $50 billion and for savings and loan holding companies and state member banks with $10 billion or more in total assets. Total consolidated assets are reported on the insured institution’s Call Report or the holding company’s Consolidated Financial Statements for Holding Companies reporting form (FR Y-9C) and calculated over the four most recent consecutive quarters. The Federal Reserve Board and FDIC promulgated rules requiring these company-run stress tests. These rules establish the testing criteria, reporting requirements, and publication deadlines for all covered institutions, and are meant to be consistent across the federal banking agencies’ respective annual stress testing rules. Once a bank crosses the $10 billion total consolidated asset threshold, it will become subject to the requirements of its applicable regulator.

The Federal Reserve Board regulates bank holding companies, and therefore, if WesBanco has total consolidated assets of over $10 billion, it will be required to conduct the Federal Reserve Board stress-tests.

WesBanco Bank, a subsidiary state nonmember bank, is governed by the FDIC. Under the FDIC rule, a covered bank includes “any state nonmember bank . . . with average total consolidated assets .. . . that are greater than $10 billion but less than $50 billion.” It is anticipated that after the FTSB acquisition, WesBanco Bank will have over $10 billion in average total consolidated assets, and therefore, would meet the definition of a covered bank and would be subject to the FDIC stress-test rules. Therefore, depending on how assets of the bank are reported, WesBanco could be subject to Federal Reserve Board stress tests (reported at the holding company level), and stress tests at the subsidiary insured institution level.

When the Dodd-Frank Act stress test rules apply, WesBanco must assess the potential impact of a minimum of three macroeconomic scenarios—baseline, adverse, and severely adverse—on its consolidated losses, revenues, balance sheets (including risk-weighted assets) and capital. Each scenario includes economic variables, including macroeconomic activity, unemployment, exchange rates, prices, incomes and interest rates. The adverse and severely adverse scenarios are not forecasts, but rather hypothetical scenarios designed to assess the strength and resilience of financial institutions. Additionally, WesBanco must publically disclose these test results on an annual basis. The required summary of results may be published on WesBanco’s web site or in any other forum that is reasonably accessible to the public.

All covered institutions, as defined in the final rules, with between $10 and $50 billion in total consolidated assets are required to submit the results of their yearly company-run stress tests to the respective regulator by July 31 and publish those results between October 15 and October 31. An insured institution or holding company that becomes a covered institution on or before March 31 of a given year must conduct its first annual stress test in the next calendar year after the date it becomes a covered institution. An insured institution or holding company that becomes a covered institution after March 31 of a given year must conduct its first annual stress test in the second calendar year after the date of it becoming a covered institution. Assuming the acquisition of FTSB is completed after March 31, 2018, WesBanco would first report the results of its stress tests in 2020.

As required by Section 165 of the Dodd-Frank Act, the Federal Reserve issued a rule that strengthens the supervision and regulation of large U.S. bank holding companies and foreign banking organizations by establishing a number of enhanced prudential standards. These standards include liquidity, risk management, and capital. Under the rule, a publicly traded bank holding company with $10 billion or more in consolidated assets is required to establish an enterprise-wide risk committee. The risk committee oversees risk management. The committee would need to establish a risk management framework, including policies and procedures. The new risk management requirements complement the stress testing requirements. Assuming the proposed acquisition is completed, WesBanco would be subject to the Federal Reserve Enhanced Prudential Standards. WesBanco established its enterprise-wide risk committee in April of 2017.

The Dodd-Frank Act made several changes affecting the securitization markets, which may affect a bank’s ability or desire to use those markets to meet funding or liquidity needs. One of these changes calls for federal regulators to adopt regulations requiring the sponsor of a securitization to retain at least 5% of the credit risk, with exceptions for “qualified residential mortgages.”

Publicly traded companies are required by the Dodd-Frank Act to give shareholders an advisory vote on executive compensation, and, in some cases, golden parachute arrangements. Further, SEC and NASDAQ rulemaking under the Dodd-Frank Act requires NASDAQ-listed companies to have a compensation committee composed entirely of independent directors. WesBanco’s compensation committee members currently satisfy the independence criteria. The Dodd-Frank Act also called for regulators to issue new rules relating to incentive-based compensation arrangements deemed excessive, and proxy access by shareholders.

All banks and other insured depository institutions will have increased authority to open new branches across state lines (discussed above under “Item 1. Business—Supervision and Regulation”). A provision authorizing insured depository institutions to pay interest on checking accounts will likely increase WesBanco’s interest expenses. The Consumer Financial Protection Bureau (the “CFPB”), a federal agency created by the

Dodd-Frank Act, has the authority to write rules implementing numerous consumer protection laws applicable to all banks (discussed below under “Item 1. Business—Consumer Protection Laws”).

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, all banks are subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (“RESPA”), the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. The CFPB has consolidated the authority to write regulations implementing these and other laws. WesBanco’s other subsidiaries that provide services relating to consumer financial products and services will also be subject to the CFPB’s regulations. As an institution with assets of less than $10 billion, WesBanco Bank has historically been examined by the FDIC for compliance with these rules. When the Bank exceeds $10.0 billion in assets for four consecutive quarters, it will come under CFPB supervision and examination. Relating to mortgage lending, the Dodd-Frank Act authorized the CFPB to issue new regulations governing the ability to repay, qualified mortgages, mortgage servicing, appraisals and compensation of mortgage lenders, all of which have been issued and have taken effect. They limit the mortgage products offered by the Bank and have an impact on timely enforcement of delinquent mortgage loans.

The Dodd-Frank Act also directed the CFPB to integrate the mortgage loan disclosures under TILA and RESPA. The CFPB issued new integrated disclosures rules (“TRID”), which became effective October 3, 2015 and have combined the prior good faith estimate and truth in lending disclosure form into a new form, the loan estimate. They have also combined the HUD-1 and final truth in lending disclosure forms into a new form, the closing disclosure. The rule is extremely complex, contains significant uncertainties as to penalties, some of which can be quite material, contains prohibitions against correcting even technical mistakes, creates uncertainty regarding last minute changes in the transaction and has triggered significant ambiguity in compliance. Thus for covered transactions and most closed-end consumer credit transactions secured by real property, the TRID rules have presented significant and ongoing challenges to real estate lenders.

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

The CRA requires WesBanco Bank’s primary federal bank regulatory agency, the FDIC, to assess WesBanco Bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The Bank’s ongoing community development efforts recently culminated with the FDIC assigning the Bank an “Outstanding” rating for the Bank’s community development performance under the CRA received on February 21, 2017. The FDIC assigned this rating based on its examination of our performance from 2013 through June 30, 2016. It is the highest rating awarded by federal regulators. The Bank also received the “America Saves Designation of Savings Excellence for Banks,” a designation from America Saves that recognizes banks that went above and beyond to encourage people to save money during America Saves Week 2016. WesBanco has worked with America Saves for more than ten years, and has been an active participant in America Saves Week since its inception in 2007.

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

On April 8, 2016, the Department of Labor (“DOL”) issued its final version of the new regulation revising the definition of a “fiduciary” with respect to the Employee Retirement Income Security Act of 1974 (hereinafter “ERISA”) and the Internal Revenue Act of 1986 (hereinafter the “Code”) (the “Fidiuciary Rule”). The new regulation categorizes persons who provide investment advice or recommendations for a fee or other compensation to ERISA retirement plans and individual retirement accounts (hereinafter “IRAs”) as fiduciaries. After a brief delay of the compliance date issued by the DOL in April 2017 (the “Delaying Rule”), the Fiduciary Rule’s mandatory compliance date was June 9, 2017. Therefore, a firm whose activities are subject to the Fiduciary Rule are now required to comply with ERISA’s fiduciary requirements, prohibited transaction restrictions and conditions for reliance on any applicable exemptions, such as the “best interest contract exemption” (“BIC Exemption”). The Delaying Rule did, however, simplify the conditions required for compliance with the BIC Exemption during a “Transition Period,” which was originally scheduled to expire on January 1, 2018. However, on August 31, 2017, the DOL proposed a new rule to extend the Transition Period until July 1, 2019. The DOL published the final rule on November 29, 2017.

The effect that the Fiduciary Rule will have on the business of the Bank is not yet determinable. Nevertheless, the Bank continues to move forward with the creation and implementation of policies and procedures necessary to ensure the Bank is in compliance with the new regulation.

ANTI-MONEY LAUNDERING INITIATIVES AND THE USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued various implementing regulations which apply certain requirements of the USA Patriot Act to financial institutions, such as WesBanco Bank and WesBanco’s broker-dealer subsidiary. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of WesBanco and its subsidiaries to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for WesBanco and its subsidiaries.

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

DUE TO INCREASED COMPETITION, WESBANCO MAY NOT BE ABLE TO ATTRACT AND RETAIN BANKING CUSTOMERS AT CURRENT LEVELS.

WesBanco operates in a highly competitive banking and financial industry that could become even more competitive as a result of legislative, regulatory and technological changes. WesBanco faces banking competition in all the markets it serves from the following:

•	local, regional and national banks;

•	savings and loans;

•	internet banks;

•	credit unions;

•	payday lenders and money services businesses;

•	finance companies;

•	online trading and robo-advisors;

•	financial technology companies and other non-bank lenders; and

•	brokerage firms serving WesBanco’s market areas.

In particular, WesBanco’s competitors include several major national financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by WesBanco such as new payment system technologies and cryptocurrency, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. Competitively priced deposits from other banks may cause a loss of despoits to be replaced by more expensive wholesale funding. WesBanco also faces competition from financial technology (“FinTech”) companies. In addition to providing products and services traditionally offered by banks, some FinTech companies allow customers to complete financial transactions without the need for bank intermediaries. This could result in the loss of revenue from transaction fees and fewer customer accounts. If WesBanco is unable to attract new and retain current customers, loan and deposit growth could decrease, causing WesBanco’s results of operations and financial condition to be negatively impacted.

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

WesBanco maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to provide for probable incurred losses in our loan portfolio. Management evaluates the appropriateness of the allowance for loan losses at least quarterly, which includes testing certain individual loans as well as collective pools of loans for impairment. This evaluation includes an assessment of actual loss experience within each category of the portfolio, individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations; and regulatory guidance.

WesBanco’s regulatory agencies periodically review the allowance for loan losses. Based on their assessment the regulatory agencies may require WesBanco to adjust the allowance for loan losses. These adjustments could negatively impact WesBanco’s results of operations or financial position.

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

WesBanco Bank serves both individuals and business customers throughout West Virginia, Ohio, western Pennsylvania, Kentucky and southern Indiana. The substantial majority of WesBanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of WesBanco are affected by local and regional economic conditions. A downturn in these economies could have a negative impact on WesBanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of WesBanco’s loan portfolio requiring WesBanco to charge-off a higher percentage of loans and/or increase its allowance for loan losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by WesBanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result the Bank may have to borrow funds at higher rates in order to meet liquidity needs. Lower oil and gas prices in prior years have reduced shale gas activity in the region, which somewhat negatively impacted local and regional economic conditions, affecting both commercial and retail customers, resulting in lower deposits and credit deterioration in the loan portfolio. While current prices for oil and gas have increased, and shale gas activity has increased, these markets are volatile and lower prices could return in the near future. These events may have a negative impact on WesBanco’s earnings and financial condition.

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT WESBANCO’S BANKING BUSINESS.

Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond WesBanco’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. WesBanco Bank’s net interest income can be affected significantly by changes in market interest rates. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, WesBanco cannot be certain that changes in interest rates or the shape of the interest rate yield curve will not negatively impact its results of operations or financial position. The higher interest rates in 2017 caused a decrease in fair value of certain lower-rate securities within our investment portfolio of which the unrealized losses were recorded in other comprehensive income.

In the current rising rate environment, WesBanco’s cost of funds for banking operations may increase at a faster pace than asset yields. Cost of funds also may increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and borrowings from the Federal Home Loan Bank (FHLB), correspondent banks, and other wholesale borrowing sources. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or higher deposit betas in relation to increases in federal funds rate increases, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

SIGNIFICANT DECLINES IN U.S. AND GLOBAL MARKETS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

The capital and credit markets could experience extreme disruption. These conditions result in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency in certain asset types. In many cases, markets could exert downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Sustained weakness in business and economic conditions in any or all of the domestic or foreign financial markets could result in credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors that (such as lack of liquidity for re-sales, absence of reliable pricing information or unanticipated changes in the competitive market) could result in us having to recognize other-than-temporary impairment in the value of such investment securities, with a corresponding charge against earnings. Furthermore, our pension assets are primarily invested in equity and debt securities, and weakness in capital and credit markets could result in deterioration of these assets, and changes in certain key pension assumptions based on current interest rates, long-term rates of return and other economic or actuarial assumptions may increase minimum funding contributions and future pension expense. If these markets were to deteriorate further, these conditions may be material to WesBanco’s ability to access capital and may adversely impact results of operations.

Further, WesBanco’s trust and investment services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decline, the Bank’s revenue could be negatively impacted.

WESBANCO COULD BE ADVERSELY AFFECTED BY THE RECENT ADOPTION OF U.S. FEDERAL INCOME TAX REFORM.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. Among other things, the Tax Cuts and Jobs Act lowers the corporate tax rate to 21%, eliminating current brackets that have a maximum tax rate of 35%. As a result of the reduction of the corporate tax rate to 21%, companies revalued their deferred tax assets and liabilities as of the date of enactment, and any resulting tax effects will need to be accounted for in the reporting period of enactment. WesBanco has undertaken a re-valuation of its deferred tax assets and liabilities, and the net deferred tax assets were written down $12.8 million in the fourth quarter of 2017. The remeasurement should be in accordance with SEC Staff Bulletin No. 18, which provides SEC staff guidance for the applications of ASC Topic 740, Income Tax, in the reporting period in which the 2017 Tax Act was signed into law. In addition, the new law could have an adverse impact on WesBanco’s municipal bond portfolio and low income housing tax credits. Since the new law is reducing the federal income tax rate to 21%, the benefit of these investments could deteriorate as corporations’ income tax expense declines.

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2017, approximately 39% of WesBanco’s total securities portfolio was invested in municipal bonds. Although WesBanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which WesBanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of WesBanco’s municipal bond portfolio is comprised of Build America bonds. Due to current government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions (ERP) may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, WesBanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force WesBanco to sell a municipal bond at a price where amortized cost may not be recovered. The enacted Federal tax reform legislation reduces the corporate income tax rate to 21%. The decrease in the tax rate could significantly reduce the demand of tax-exempt municipal bonds causing the current market values to decline. Rising interest rates could also cause the current market values of our municipal bond portfolio to decline as they all have a fixed interest component. Any of the above default risks, early redemption risks and credit risks could cause WesBanco to take impairment charges, which could be significant, that would negatively impact earnings.

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. WesBanco’s goodwill is 41% and 43% of stockholders’ equity as of December 31, 2017 and 2016, respectively. Under current accounting standards, if WesBanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in 2017 and concluded that no impairment charge was necessary for the year ended December 31, 2017. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

As of December 31, 2017, WesBanco had $164.3 million in subordinated and junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets, which includes $138.6 million in junior subordinated debt. For regulatory purposes, Trust Preferred Securities totaling $134.3 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The Dodd-Frank Act required the federal banking agencies to develop new consolidated capital requirements applicable to bank holding companies and banks. Rules issued in 2013 generally exclude trust preferred securities from Tier 1 capital beginning in 2015, however, a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. For bank holding companies with consolidated assets greater than $15 billion, the existing trust preferred securities would be included as Tier 2 capital until the instruments are redeemed or mature.

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

Regulation of WesBanco and its subsidiaries is expected to continue to expand in scope and complexity in the future. These laws are expected to have the effect of increasing WesBanco’s costs of doing business and reducing its revenues, and may limit its ability to pursue business opportunities or otherwise adversely affect its business and financial condition. The Dodd-Frank Act and other laws, as well as rules implementing or related to them, may adversely affect WesBanco. Specifically, any governmental or regulatory action having the effect of requiring WesBanco to obtain additional capital or increase short-term liquidity could reduce earnings and have a material dilutive effect on current shareholders, including the Dodd-Frank Act source of strength requirement that bank holding companies make capital infusions into a troubled subsidiary bank. Legislation and regulation of debit card fees, credit cards and other bank services, as well as changes in WesBanco’s practices relating to those and other bank services, may affect WesBanco’s revenue and other financial results. Additional information about increased regulation is provided in “Item 1. Business” under the headings “Supervision and Regulation,” “Holding Company Regulations,” “Capital Requirements,” “Dodd-Frank Act,” and “Consumer Protection Laws.”

ADDITIONAL GROWTH WILL SUBJECT WESBANCO TO ADDITIONAL REGULATION AND INCREASED SUPERVISION.

The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. WesBanco had $9.8 billion in assets as of December 31, 2017 and expects to have over $10 billion in assets with the merger of FTSB in 2018, thus WesBanco would become subject to the following:

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

•	Heightened compliance standards under the Volcker Rule;

•	Significantly reduced debit card interchange revenue from applicability of the Durbin Amendment; and

•	Enhanced supervision as a larger financial institution;

•	Registration for its derivatives and mandatory usage of a Central Clearinghouse (CCP) for clearing.

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

THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS COULD ADVERSELY IMPACT WESBANCO.

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

We can give no assurance that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders. WesBanco has a proposed merger with First Sentry Bancshares, Inc. that is anticipated to close early in the second quarter of 2018.

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

HIGHER FDIC DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS COULD ADVERSELY AFFECT WESBANCO’S FINANCIAL CONDITION.

Since 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. In order to restore reserve ratios of the deposit insurance fund, the FDIC has in the past significantly increased the assessment rates paid by financial institutions for deposit insurance. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions, and in November 2009, it adopted a rule requiring banks to prepay their FDIC assessments for years through 2012, which accompanied a rate increase beginning in 2011. In 2016, the FDIC achieved their targeted reserve fund ratio of 1.15 percent, which allowed banks with total assets of less than $10 billion to have a reduction in costs. Banks greater than $10 billion in total assets will continue to have higher assessed rates until the reserve fund ratio reaches 1.35 percent, including a 4.5 basis point surcharge until late 2018. Additionally, when WesBanco’s total assets surpass $10 billion, under the Dodd Frank Act, to the extent the FDIC increases reserves against future losses, the increased assessments (including the above mentioned surcharge) are to be borne primarily by institutions with assets of greater than $10 billion. Per the enacted Federal tax reform legislation, FDIC insurance premiums are no longer fully deductible for federal income tax purposes for banks above $10 billion in size. Additional increases in FDIC insurance premiums and future special assessments may adversely affect WesBanco’s results of operations and financial condition.

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

WESBANCO IS EXPOSED TO OPERATIONAL RISK THAT COULD ADVERSELY IMPACT THE COMPANY

WesBanco is exposed to multiple types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, clerical or record-keeping errors and computer or telecommunications systems malfunctions. WesBanco’s business is dependent on the processing of the ability to process a large number of increasingly complex transactions. WesBanco could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

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

A HIGH PERCENTAGE OF WESBANCO’S LOAN PORTFOLIO IS IN WEST VIRGINIA, OHIO, PENNSYLVANIA, KENTUCKY, AND INDIANA AND IN COMMERCIAL AND RESIDENTIAL REAL ESTATE. DETERIORATIONS IN ECONOMIC CONDITIONS IN THIS AREA OR IN THE REAL ESTATE MARKET GENERALLY COULD BE MORE HARMFUL TO THE COMPANY COMPARED TO MORE DIVERSIFIED INSTITUTIONS.

As of December 31, 2017, approximately 21% of WesBanco’s loan portfolio was comprised of residential real estate loans, and 47% was comprised of commercial real estate loans.

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

The company’s CRE loan portfolio is concentrated in West Virginia, Ohio, Pennsylvania, Kentucky and Indiana. There are a wide variety of economic conditions within the local markets of the three states in which most of the company’s CRE loan portfolio is situated. Rates of employment, consumer loan demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas, cities and towns. Metropolitan markets comprise various submarkets where property values and demand can be affected by many factors, such as demographic makeup, geographic features, transportation, recreation, local government, school systems, utility infrastructure, tax burden, building-stock age, zoning and building codes, and available land for development. As a result of the high concentration of the company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market, which could lead to losses which could have a material adverse effect on the business, financial condition and results of operations of the company.

WESBANCO MAY NEED TO RAISE CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN NEEDED OR AT ACCEPTABLE TERMS.

Federal and state banking regulators require WesBanco and its banking subsidiary, WesBanco Bank, to maintain adequate levels of capital to support its operations. In addition, in the future WesBanco may need to raise additional capital to support its business or to finance acquisitions, if any, or WesBanco may otherwise elect to raise additional capital in anticipation of future growth opportunities. If WesBanco’s total assets were to increase to $15 billion due to acquisitions, certain trust preferred securities would no longer be included in the Tier 1 capital of the risk-based capital guidelines, although it is expected it should count as Tier 2 capital. WesBanco has $138.6 million and $137.6 million in junior subordinated debt in its Consolidated Balance Sheet as of December 31, 2017 and 2016, respectively.

WesBanco’s ability to raise additional capital for parent company or banking subsidiary needs will depend on conditions at that time in the capital markets, overall economic conditions, WesBanco’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, WesBanco will be able to raise additional capital or unsecured debt that may count as tier 2 capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

WesBanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2017, WesBanco operated 172 banking offices in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, of which 131 were owned and 41 were leased. WesBanco also operated four loan production offices leased in West Virginia, Ohio and western Pennsylvania. These leases expire at various dates through November 2040 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

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

At various building locations, WesBanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $1.3 million, $0.8 million and $0.6 million in 2017, 2016 and 2015, respectively. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

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

WesBanco’s common stock is quoted on the NASDAQ Global Select Stock Market under the symbol WSBC. The approximate number of record holders of WesBanco’s $2.0833 par value common stock as of February 16, 2018 was 6,623. The number of holders does not include WesBanco employees who have purchased stock or had stock allocated to them through WesBanco’s Employee Stock Ownership and 401(k) plan (the “KSOP”). All WesBanco employees who meet the eligibility requirements of the KSOP are included in this retirement plan.

The table below presents for each quarter in 2017 and 2016, the high and low sales price per share as reported by NASDAQ and cash dividends declared per share.

	2017			2016
	High	Low	Dividend Declared	High	Low	Dividend Declared
Fourth quarter	$43.09	$38.09	$0.260	$43.77	$32.06	$0.240
Third quarter	41.42	35.49	0.260	33.09	29.78	0.240
Second quarter	41.77	36.49	0.260	33.47	28.89	0.240
First quarter	44.19	34.81	0.260	30.36	26.93	0.240

In April 2015, WesBanco shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

At December 31, 2017, WesBanco had twelve capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities and lending the proceeds to WesBanco. The debentures and trust preferred securities issued by the trusts provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest, it may not declare or pay any dividends on its common stock during any such period. For additional disclosure relating to WesBanco Trust Preferred Securities, refer to Note 11, “Subordinated Debt and Junior Subordinated Debt” in the Consolidated Financial Statements.

Federal and state laws impose restrictions on the ability of the Bank to pay dividends, which restrictions are more fully described in “Item 1. Business—Payment of Dividends.”

As of December 31, 2017, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

Repurchases in the fourth quarter include those for the KSOP and dividend reinvestment plans and repurchases to facilitate stock compensation transactions and related income tax withholdings.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in WesBanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2017				1,107,320

October 1, 2017 to October 31, 2017
Open market repurchases	—	—	—	1,107,320
Other transactions (1)	16,188	$41.79	N/A	N/A

November 1, 2017 to November 30, 2017
Open market repurchases	—	—	—	1,107,320
Other repurchases (2)	23	40.40	23	1,107,297
Other transactions (1)	1,816	40.57	N/A	N/A

December 1, 2017 to December 31, 2017
Open market repurchases	—	—	—	1,107,297
Other transactions (1)	938	41.42	N/A	N/A

Fourth Quarter 2017
Open market repurchases	—	—	—	1,107,320
Other repurchases (2)	23	40.40	23	1,107,297
Other transactions (1)	18,942	41.66	N/A	N/A

Total	18,965	$41.66	23	1,107,297

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.
(2)	Consists of shares purchased from employees for the payment of withholding taxes to facilitate stock compensation transactions.

N/A—Not applicable

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index and the SNL Small Cap Bank Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2012 with reinvestment of dividends.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
WesBanco, Inc.	100.00	148.24	165.76	147.19	217.28	210.73
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL Small Cap Bank Index	100.00	139.47	147.01	161.00	228.27	239.41

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2017. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. WesBanco’s acquisitions during the five years ended December 31, 2017 include YCB on September 9, 2016 and ESB on February 10, 2015 and include the results of operations since the date of acquisition.

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2017	2016	2015	2014	2013
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$2.15	$2.16	$2.15	$2.39	$2.18
Earnings per common share—diluted	2.14	2.16	2.15	2.39	2.18
Earnings per common share—diluted, excluding certain items (1)(2)	2.45	2.37	2.34	2.42	2.21
Dividends declared per common share	1.04	0.96	0.92	0.88	0.78
Book value at year end	31.68	30.53	29.18	26.90	25.59
Tangible book value at year end (1)	18.42	17.19	16.51	16.09	14.68
Average common shares outstanding—basic	44,003,208	40,100,320	37,488,331	29,249,499	29,270,922
Average common shares outstanding—diluted	44,075,293	40,127,076	37,547,127	29,333,876	29,344,683
SELECTED BALANCE SHEET INFORMATION
Securities	$2,284,822	$2,316,214	$2,422,450	$1,511,094	$1,532,906
Loans held for sale	20,320	17,315	7,899	5,865	5,855
Net portfolio loans	6,296,157	6,205,762	5,024,132	4,042,112	3,847,549
Total assets	9,816,178	9,790,877	8,470,298	6,296,565	6,144,773
Deposits	7,043,588	7,040,879	6,066,299	5,048,983	5,062,530
Total FHLB and other borrowings	1,133,008	1,168,322	1,123,106	303,816	190,044
Subordinated debt and junior subordinated debt	164,327	163,598	106,196	106,176	106,137
Shareholders’ equity	1,395,321	1,341,408	1,122,132	788,190	746,595
SELECTED RATIOS
Return on average assets	0.96%	0.97%	0.99%	1.12%	1.05%
Return on average assets, excluding certain items (1)(2)	1.09	1.07	1.08	1.13	1.06
Return on average tangible assets (1)	1.05	1.06	1.08	1.20	1.13
Return on average tangible assets, excluding certain items (1)(2)	1.20	1.16	1.17	1.21	1.14
Return on average equity	6.83	7.13	7.62	8.97	8.72
Return on average equity, excluding certain items (1)(2)	7.79	7.83	8.30	9.08	8.83
Return on average tangible equity (1)	12.23	12.73	13.41	15.39	15.79
Return on average tangible equity, excluding certain items (1)(2)	13.90	13.96	14.58	15.57	15.99
Net interest margin (3)	3.44	3.32	3.41	3.61	3.58
Efficiency ratio (1)	56.44	56.69	57.05	59.59	60.99
Average loans to average deposits	89.86	85.79	78.53	76.89	75.28
Allowance for loan losses to total loans	0.71	0.70	0.82	1.09	1.22
Allowance for loan losses to total non-performing loans	104.35	110.76	92.84	87.76	91.99
Non-performing assets to total assets	0.50	0.49	0.60	0.89	0.92
Net loan charge-offs to average loans	0.13	0.12	0.23	0.23	0.38
Average shareholders’ equity to average assets	14.04	13.60	13.04	12.48	12.00
Tangible equity to tangible assets (1)	8.79	8.20	7.95	7.88	7.35
Tier 1 leverage ratio	10.39	9.81	9.38	9.88	9.27
Tier 1 capital to risk-weighted assets	14.12	13.16	13.35	13.76	13.06

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2017	2016	2015	2014	2013
Total capital to risk-weighted assets	15.16%	14.18%	14.11%	14.81%	14.19%
Common equity tier 1 capital ratio (CET 1)	12.14	11.28	11.66	N/A	N/A
Dividend payout ratio	48.37	44.44	42.79	36.82	35.78
Trust assets at market value (4)	$3,943,519	$3,723,142	$3,625,411	$3,840,540	$3,688,734

(1)	See non-GAAP Measures with this “Item 6. Selected Financial Data” for additional information relating to the calculation of this item.
(2)	Certain items excluded from the calculation consist of after-tax merger-related expenses and the net deferred tax asset re-valuation.
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

(4)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

N/A—not applicable

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
SUMMARY STATEMENTS OF INCOME
Interest and dividend income	$332,424	$286,097	$261,712	$215,991	$217,890
Interest expense	42,129	32,767	24,725	22,763	32,403

Net interest income	290,295	253,330	236,987	193,228	185,487
Provision for credit losses	9,986	8,478	8,353	6,405	9,086

Net interest income after provision for credit losses	280,309	244,852	228,634	186,823	176,401
Non-interest income	88,840	81,499	74,466	68,504	69,285
Non-interest expense	220,860	208,680	193,923	161,633	160,998

Income before provision for income taxes	148,289	117,671	109,177	93,694	84,688
Provision for income taxes	53,807	31,036	28,415	23,720	20,763

Net income	$94,482	$86,635	$80,762	$69,974	$63,925

Earnings per common share—basic	$2.15	$2.16	$2.15	$2.39	$2.18

Earnings per common share—diluted	$2.14	$2.16	$2.15	$2.39	$2.18

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

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Tangible equity to tangible assets:
Total shareholders’ equity	$1,395,321	$1,341,408	$1,122,132	$788,190	$746,595
Less: goodwill and other intangible assets, net of deferred tax liability	(583,903)	(586,403)	(487,270)	(316,914)	(318,161)

Tangible equity	811,418	755,005	634,862	471,276	428,434
Total assets	9,816,178	9,790,877	8,470,298	6,296,565	6,144,773
Less: goodwill and other intangible assets, net of deferred tax liability	(583,903)	(586,403)	(487,270)	(316,914)	(318,161)

Tangible assets	$9,232,275	$9,204,474	$7,983,028	$5,979,651	$5,826,612

Tangible equity to tangible assets	8.79%	8.20%	7.95%	7.88%	7.35%

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Tangible book value per share:
Total shareholders’ equity	$1,395,321	$1,341,408	$1,122,132	$788,190	$746,595
Less: goodwill and other intangible assets, net of deferred tax liability	(583,903)	(586,403)	(487,270)	(316,914)	(318,161)

Tangible equity	811,418	755,005	634,862	471,276	428,434
Common shares outstanding	44,043,244	43,931,715	38,459,635	29,298,188	29,175,236

Tangible book value per share at year end	$18.42	$17.19	$16.51	$16.09	$14.68

Return on average tangible equity:
Net income	$94,482	$86,635	$80,762	$69,974	$63,925
Add: amortization of intangibles, net of tax	3,211	2,339	2,038	1,248	1,487

Net income before amortization of intangibles	97,693	88,974	82,800	71,222	65,412
Average total shareholders’ equity	1,383,935	1,215,888	1,059,490	780,423	733,249
Less: average goodwill and other intangibles, net of deferred tax liability	(584,885)	(516,840)	(442,215)	(317,523)	(318,913)

Average tangible equity	$799,050	$699,048	$617,275	$462,900	$414,336

Return on average tangible equity	12.23%	12.73%	13.41%	15.39%	15.79%

Return on average tangible assets:
Net income	$94,482	$86,635	$80,762	$69,974	$63,925
Add: amortization of intangibles, net of tax	3,211	2,339	2,038	1,248	1,487

Net income before amortization of intangibles	97,693	88,974	82,800	71,222	65,412
Average total assets	9,854,312	8,939,886	8,123,981	6,253,253	6,109,311
Less: average goodwill and other intangibles, net of deferred tax liability	(584,885)	(516,840)	(442,215)	(317,523)	(318,913)

Average tangible assets	$9,269,427	$8,423,046	$7,681,766	$5,935,730	$5,790,398

Return on average tangible assets	1.05%	1.06%	1.08%	1.20%	1.13%

Efficiency Ratio
Non-interest expense	$220,860	$208,680	$193,923	$161,633	$160,998
Less: restructuring and merger-related expense	(945)	(13,261)	(11,082)	(1,309)	(1,310)

Non-interest expense excluding restructuring and merger-related expense	219,915	195,419	182,841	160,324	159,688
Net interest income on a fully-taxable equivalent basis	300,789	263,232	246,014	200,545	192,556
Non-interest income	88,840	81,499	74,466	68,504	69,285

Net interest income on a fully-taxable equivalent basis plus non-interest income	$389,629	$344,731	$320,480	$269,049	$261,841

Efficiency Ratio	56.44%	56.69%	57.05%	59.59%	60.99%

Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses:
Net income	$94,482	$86,635	$80,762	$69,974	$63,925
Add: net deferred tax asset revaluation	12,780	—	—	—	—
Add: after-tax merger-related expenses (1)	614	8,619	7,203	851	851

Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses	$107,876	$95,254	$87,965	$70,825	$64,776

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses per diluted share:
Net income per diluted share	$2.14	$2.16	$2.15	$2.39	$2.18
Add: net deferred tax asset revaluation per diluted share	0.29	—	—	—	—
Add: after-tax merger-related expenses per diluted share (1)	0.02	0.21	0.19	0.03	0.03

Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses per diluted share	$2.45	$2.37	$2.34	$2.42	$2.21

Return on average equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$94,482	$86,635	$80,762	$69,974	$63,925
Add: after-tax merger-related expenses (1)	614	8,619	7,203	851	851
Add: net deferred tax asset revaluation	12,780	—	—	—	—

Net income, excluding after-tax merger-related expenses and net deferred tax asset revaluation	107,876	95,254	87,965	70,825	64,776

Average total shareholders’ equity	$1,383,935	$1,215,888	$1,059,490	$780,423	$733,249

Return on average tangible equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation	7.79%	7.83%	8.30%	9.08%	8.83%

Return on average tangible equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$94,482	$86,635	$80,762	$69,974	$63,925
Add: after-tax merger-related expenses (1)	614	8,619	7,203	851	851
Add: net deferred tax asset revaluation	12,780	—	—	—	—
Add: amortization of intangibles, net of tax	3,211	2,339	2,038	1,248	1,487

Net income before amortization of intangibles and excluding after-tax merger-related expenses and net deferred tax asset revaluation	111,087	97,593	90,003	72,073	66,263
Average total shareholders’ equity	1,383,935	1,215,888	1,059,490	780,423	733,249
Less: average goodwill and other intangibles, net of deferred tax liability	(584,885)	(516,840)	(442,215)	(317,523)	(318,913)

Average tangible equity	$799,050	$699,048	$617,275	$462,900	$414,336

Return on average tangible equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation	13.90%	13.96%	14.58%	15.57%	15.99%

Return on average assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$94,482	$86,635	$80,762	$69,974	$63,925
Add: after-tax merger-related expenses (1)	614	8,619	7,203	851	851
Add: net deferred tax asset revaluation	12,780	—	—	—	—

Net income, excluding after-tax merger-related expenses and net deferred tax asset revaluation	107,876	95,254	87,965	70,825	64,776

Average total assets	$9,854,312	$8,939,886	$8,123,981	$6,253,253	$6,109,311

Return on average tangible assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation	1.09%	1.07%	1.08%	1.13%	1.06%

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Return on average tangible assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$94,482	$86,635	$80,762	$69,974	$63,925
Add: amortization of intangibles, net of tax	3,211	2,339	2,038	1,248	1,487
Add: after-tax merger-related expenses (1)	614	8,619	7,203	851	851
Add: net deferred tax asset revaluation	12,780	—	—	—	—

Net income, excluding after-tax merger-related expenses and net deferred tax asset revaluation	111,087	97,593	90,003	72,073	66,263
Average total assets	9,854,312	8,939,886	8,123,981	6,253,253	6,109,311
Less: average goodwill and other intangibles, net of deferred tax liability	(584,885)	(516,840)	(442,215)	(317,523)	(318,913)

Average tangible assets	$9,269,427	$8,423,046	$7,681,766	$5,935,730	$5,790,398

Return on average tangible assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation	1.20%	1.16%	1.17%	1.21%	1.14%

(1)	Tax effected at 35%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended March 31, June 30 and September 30, 2017, respectively, and documents subsequently filed by WesBanco which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and FTSB may not be integrated successfully or such integration may take longer to accomplish than excepted; the expected cost savings and any revenue synergies from the merger of WesBanco and FTSB may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and FTSB may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

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

Allowance for Credit Losses—The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio and in future advances against loan commitments. Determining the amount of the allowance requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the appropriateness of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

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

Goodwill and Other Intangible Assets—WesBanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. As of December 31, 2017, the carrying value of goodwill and other intangibles was $573.9 million and $15.3 million, respectively, which represents approximately 41.1% and 1.1% of total shareholders’ equity, respectively. As of December 31, 2017, WesBanco’s Community Banking segment had two reporting units with Goodwill.

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

WesBanco evaluated goodwill for impairment by determining if the fair value is greater than the carrying value of its reporting units. WesBanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. In particular, the discounted cash flow model includes various assumptions regarding an investor’s required rate of return on WesBanco common stock, future loan loss provisions, future net interest margins, along with various growth and economic recovery and stabilization assumptions of the economy as a whole. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. The evaluation also considered macroeconomic conditions such as the general economic outlook, regional and national unemployment rates, and recent trends in equity and credit markets. Additionally, industry and market considerations, such as market-dependent multiples and metrics relative to peers, were evaluated. WesBanco also considered recent trends in credit quality, overall financial performance, stock price appreciation, internal forecasts and various other market-based methods to estimate the current fair value of its reporting units. Since adopting Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other (Topic 350)”, the impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value.

WesBanco concluded that goodwill at the reporting units was not impaired as of November 30, 2017, and also determined that goodwill was not impaired as of December 31, 2017 as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2017, the date of the most recent goodwill impairment evaluation.

Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. WesBanco does not have any indefinite-lived intangible assets. Intangible assets with finite useful lives as of December 31, 2017 are comprised of $15.2 million in core deposit intangibles held at the Bank and customer list intangibles of $0.1 million held at WesBanco Securities. As of December 31, 2017 there were no indicators of impairment related to intangible assets with finite useful lives.

EXECUTIVE OVERVIEW

On November 13, 2017, WesBanco and First Sentry Bancshares, Inc. (“FTSB”), a bank holding company headquartered in Huntington, WV with approximately $658.2 million in assets (excluding goodwill), entered into a definitive Agreement and Plan of Merger providing for the merger of FTSB with and into WesBanco. The transaction, valued at approximately $101.4 million, is expected to close early in the second quarter of 2018.

WesBanco continued to achieve loan growth in commercial and home equity loans, maintained credit quality as the loan portfolio expanded, increased net interest income and non-interest income and enhanced operating efficiency through effective management of discretionary costs.

Net income increased $7.8 million or 9.1% to $94.5 million. Net income excluding after-tax merger-related expenses and net deferred tax asset revaluation (non-GAAP measure) increased $12.6 million or 13.2% to $107.9 million. Net interest income improved $37.0 million or 14.6%, primarily through a 10.1% increase in average earning assets from the YCB acquisition and organic loan growth and a higher net income margin of 3.44% as compared to 3.32% in 2016. Total commercial loans grew 4.0% and home equity loans grew 4.1% over the past twelve months, which more than offset targeted reductions in the consumer portfolio to reduce overall risk by increasing underwriting standards and reducing the emphasis on certain indirect lending products. Growth was achieved in certain categories of non-interest income: electronic banking fees increased $3.6 million, mortgage banking income increased $2.5 million and service charges on deposits increased $2.2 million. Excluding merger-related costs, non-interest expenses increased 12.5% compared to 2016 reflecting a full year impact of the YCB acquisition and continued preparations for the $10 billion asset threshold, partially offset by cost savings initiatives. Overall, WesBanco’s costs were well controlled in 2017 as WesBanco achieved the best efficiency ratio in the last five years of 56.44% (non-GAAP measure), a 25 basis point improvement from 2016.

Total assets as of December 31, 2017 increased $25.3 million or 0.3% compared to December 31, 2016, keeping WesBanco under the $10 billion asset threshold as of December 31, 2017. Portfolio loans of $6.3 billion increased 1.5% over the last twelve months, reflecting growth in our strategic focus categories including commercial and home equity loans. Secondary market loan sales in the residential real estate portfolio continued to increase, which reduced the amount of loans held on the balance sheet. Total deposits, excluding CDs, increased 4.0%, driven by 4.1% growth in interest bearing and non-interest bearing demand deposits, which now represent 49.3% of total deposits as of December 31, 2017.

WesBanco continues to maintain strong regulatory capital ratios after the YCB acquisition and implementation of the new BASEL III capital standards. As of December 31, 2017, Tier I leverage was 10.39%, Tier I risk-based capital was 14.12%, and total risk-based capital was 15.16% and the Common Equity Tier 1 capital ratio, was 12.14%. Both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators, as well as the BASEL III capital standards. Total tangible equity to tangible assets (non-GAAP measure) was 8.79% at December 31, 2017, increasing from 8.20% at December 31, 2016, as a result of increases in shareholders’ equity at a faster pace than the increase in tangible assets.

Strong earnings and improved total capital have enabled WesBanco to increase the quarterly dividend rate 8.3% to $0.26 per share in the first quarter of 2017, the tenth increase over the last seven years, cumulatively representing a 86% increase. The dividend was increased again in February 2018 to $0.29 per share, a $0.03 per share or 11.5% increase to be paid April 2, 2018.

WesBanco Bank Community Development Corporation (“WBCDC”) was recently awarded multi-state New Market Tax Credits from the U.S. Department of Treasury’s Community Development Financial Institutions Fund totaling $40 million, which would provide a federal tax credit of $15.6 million over seven years. WBCDC’s goal is to promote meaningful, community-driven investments and fund a wide variety of businesses providing critical social and commercial services to low-income residents across the states of Indiana, Kentucky, Ohio, Pennsylvania and West Virginia.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the twelve months ending December 31, 2017, net income was $94.5 million, or $2.14 per diluted share, compared to $86.6 million, or $2.16 per diluted share, for 2016. Excluding the net deferred tax asset revaluation, as a result of the recently enacted Federal tax reform legislation, and after-tax merger-related expenses (non-GAAP measure), net income for the twelve months ended December 31, 2017, increased 13.3% to $107.9 million compared to $95.3 million for 2016. Per share earnings increased to $2.45 per diluted share for 2017 as compared to $2.37 per diluted share for 2016, an increase of 3.4%.

For the twelve months ending December 31, 2017, net interest income increased $37.0 million, or 14.6%, as average loan balances increased 15.3%, primarily due to the YCB acquisition, which closed on September 9, 2016, and the net interest margin increased 12 basis points to 3.44%. The increase in the net interest margin reflects the benefit from the increases in the Federal Reserve Board’s target federal funds rate over the past year. The increase in the cost of interest bearing liabilities is primarily due to higher rates for interest bearing demand deposits, which include public funds, and certain Federal Home Loan Bank and other borrowings. The average interest bearing deposit balances increased 20.4% from 2016 primarily due to the YCB acquisition.

For 2017, non-interest income increased $7.3 million or 9.0% compared to 2016. Service charges on deposits increased $2.2 million or 12.0% and electronic banking fees increased $3.6 million or 23.0% through a larger customer deposit base from the addition of YCB. Mortgage banking income increased $2.5 million or 99.8% due to increased secondary market sales of residential mortgage originations. The majority of these loans are being sold at a higher margin as they are now sold on a mandatory delivery basis as opposed to best efforts delivery basis. Net securities gains decreased $1.8 million or 75.9% due to agency calls in 2016.

The following comments on non-interest expense exclude merger-related expenses in both years. Non-interest expense in 2017 increased $24.5 million or 12.5%, compared to 2016. With net revenue growth of 13.2% in 2017, this positive operating leverage helped to improve the efficiency ratio in 2017 to 56.4% from 56.7% in 2016. For 2017, salaries and wages increased $13.1 million or 15.5% due to increased compensation expense related to a 12.2% increase in full-time equivalent employees, primarily late in the third quarter of 2016 from the YCB acquisition, and routine annual adjustments to compensation. Employee benefits expense increased $2.0 million or 7.1%, primarily from increased health insurance, social security contributions and other benefit plan costs resulting from a larger employee base. Increases in net occupancy and equipment were also primarily from costs related to the additional branches from the YCB acquisition and routine maintenance costs.

The provision for federal and state income taxes increased to $53.8 million in 2017 compared to $31.0 million in 2016. The increase in income tax expense was due to a $12.8 million impact from the revaluation of net deferred tax assets resulting from the recently enacted Federal tax reform legislation; a 26.0% increase in pre-tax income, and the adoption earlier this year of a new accounting standard related to low income housing tax credit investment amortization, which moved $1.2 million from other operating expense to the provision for income taxes.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2017	2016	2015
Net interest income	$290,295	$253,330	$236,987
Taxable-equivalent adjustments to net interest income	10,494	9,902	9,027

Net interest income, fully taxable-equivalent	$300,789	$263,232	$246,014

Net interest spread, non-taxable-equivalent	3.17%	3.08%	3.19%
Benefit of net non-interest bearing liabilities	0.15%	0.12%	0.09%

Net interest margin	3.32%	3.20%	3.28%
Taxable-equivalent adjustment	0.12%	0.12%	0.13%

Net interest margin, fully taxable-equivalent	3.44%	3.32%	3.41%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $37.0 million or 14.6% in 2017 compared to 2016, due to a 10.1% increase in average earning asset balances, primarily from the YCB acquisition, and a 12 basis point increase in the net interest margin. Loan balances increased by 1.5% in 2017, and were driven by 4.0% growth in total commercial loans and 4.1% growth in home equity loans, both strategic focus categories of WesBanco, and more than offset the targeted reductions in the consumer portfolio to reduce the overall risk profile. Total average deposits increased in 2017 by $742.0 million or 9.7% compared to 2016, while certificates of deposit, which have the highest overall interest cost among deposits, decreased by $131.0 million or 8.6%. Reflecting the benefit from multiple increases in the Federal Reserve’s target federal funds rate over the past year and the higher margin on the acquired YCB net assets, the net interest margin increased to 3.44% in 2017 compared to 3.32% in 2016. Yields increased in 2017 for most earning asset categories, more than offsetting an 11 basis point increase in the cost of interest bearing liabilities from 2016. The increase in the cost of interest bearing liabilities is primarily due to rate increases for larger balance customers in interest bearing demand deposits, which include public funds, and higher rates for certain short term and Federal Home Loan Bank borrowings. Approximately 8 basis points of accretion from prior acquisitions was included in the 2017 net interest margin compared to 7 basis points in the 2016 net interest margin.

Interest income increased $46.3 million or 16.2% in 2017 compared to 2016 due to higher average loan balances and higher yields in almost every earning asset category. Earning asset yields were influenced positively in 2017 by the 25 basis point target federal funds rate increases occurring in the first, second and fourth quarters. Average loan balances increased by $845.6 million or 15.3% in 2017 compared to 2016, primarily due to the YCB acquisition. Loan yields increased by 16 basis points during this same period to 4.28% due to higher loan yields on the acquired YCB loan portfolio and the previously mentioned federal funds rate increases. In 2017, average loans represented 72.8% of average earning assets, an increase from 69.5% in 2016. Total securities yields increased by 11 basis points in 2017 from 2016 due to lower amortization expense from paydowns on mortgage-backed securities, increases in market yields on new purchases and a higher percentage of average tax-exempt securities to total securities. The average balance of tax-exempt securities, which provide the highest yield within securities, increased 8.4% or $56.0 million over the last year, and were 31.2% of total average securities in 2017 compared to 28.5% in 2016, which helped to mitigate their 9 basis point decline as new securities yields were lower than those maturing throughout the period. While increasing 14 basis points in yield, taxable securities balances decreased 5.1% in 2017 from 2016. The securities portfolio balance was controlled by management throughout 2017 to maintain the size of the balance sheet in order to delay the financial impact of crossing $10 billion in assets.

Portfolio loans increased $92.0 million or 1.5% over the last twelve months. Loan growth was achieved through $2.0 billion in total loan originations, led by $1.3 billion in business loan originations for 2017. Loan growth was driven by expanded market areas and additional commercial personnel in our core markets, offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their mortgages.

Interest expense increased $9.4 million or 28.6% in 2017 compared to 2016, due primarily to increases in the balances and rates paid on most interest bearing liability categories. The cost of interest bearing liabilities increased by 11 basis points in 2017. Average interest bearing deposits increased by $307.5 million or 6.2% from 2016, mostly due to the YCB acquisition; however, the average balance of CDs decreased $131.0 million or 8.6% from 2016. This decrease was partially due to a $30.2 million reduction in CDARS® balances from $135.2 million at December 31, 2016 to $105.0 million at December 31, 2017. In addition, average non-interest bearing demand deposits increased in 2017 by $342.9 million or 23.2% from 2016 and are now 25.7% of total average deposits, compared to 23.0% in 2016, reflecting customers’ preferences and marketing strategies. Average other borrowings and subordinated debt balances increased in 2017 by $121.4 million or 52.8% from 2016 primarily due to debt acquired in the YCB acquisition. The average rate paid on other borrowings and subordinated debt in 2017 increased by 32 and 83 basis points, respectively, from 2016 due to the higher rate borrowings assumed in the YCB acquisition, and increases in LIBOR, the index upon which most of the subordinated debt is priced. Most of these borrowings are currently variable rate. The average balance of FHLB borrowings decreased by $29.8 million in 2017 from 2016, but the average rate paid increased by 18 basis points due to higher interest rates and the replacement of some maturing shorter-term borrowings with those of a medium-term length throughout 2017.

On December 22, 2017, H.R.1, known as the “Tax Cuts and Jobs Act,” was signed into law. Among other things, the Tax Cuts and Jobs Act permanently lowers the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, it is anticipated that the net interest margin will be negatively impacted beginning in 2018, due to a decrease in the taxable-equivalent adjustment to net interest income. There will be no reduction to net interest income. Based on the current amount of tax-exempt interest income, the impact to the 2018 net interest margin is anticipated to be a reduction of approximately 6 basis points.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2017			2016			2015
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$13,811	$118	0.85%	$27,193	$145	0.53%	$15,467	$27	0.17%
Loans, net of unearned income (1)	6,358,845	272,007	4.28%	5,513,277	226,993	4.12%	4,840,637	203,993	4.21%
Securities: (2)
Taxable	1,591,149	38,630	2.43%	1,677,128	38,490	2.29%	1,757,288	39,314	2.24%
Tax-exempt (3)	723,019	29,983	4.15%	667,066	28,292	4.24%	568,671	25,791	4.54%

Total securities	2,314,168	68,613	2.96%	2,344,194	66,782	2.85%	2,325,959	65,105	2.80%
Other earning assets	47,548	2,179	4.58%	45,704	2,079	4.55%	28,721	1,614	5.61%

Total earning assets (3)	8,734,372	342,917	3.93%	7,930,368	295,999	3.73%	7,210,784	270,739	3.75%

Other assets	1,119,940			1,009,518			913,197

Total Assets	$9,854,312			$8,939,886			$8,123,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,613,451	$6,453	0.40%	$1,340,001	$2,817	0.21%	$1,143,965	$1,943	0.17%
Money market accounts	1,012,660	2,775	0.27%	961,847	1,860	0.19%	1,003,980	1,914	0.19%
Savings deposits	1,248,985	745	0.06%	1,134,755	696	0.06%	1,044,079	640	0.06%
Certificates of deposit	1,383,807	10,108	0.73%	1,514,767	10,419	0.69%	1,704,871	11,033	0.65%

Total interest bearing deposits	5,258,903	20,081	0.38%	4,951,370	15,792	0.32%	4,896,895	15,530	0.32%
Federal Home Loan Bank borrowings	965,795	13,290	1.38%	995,644	11,985	1.20%	591,506	5,510	0.93%
Other borrowings	187,298	1,442	0.77%	105,735	478	0.45%	109,165	370	0.34%
Junior subordinated debt	164,156	7,317	4.46%	124,318	4,512	3.63%	115,088	3,315	2.88%

Total interest bearing liabilities	6,576,152	42,130	0.64%	6,177,067	32,767	0.53%	5,712,654	24,725	0.43%
Non-interest bearing demand deposits	1,817,782			1,474,883			1,267,158
Other liabilities	76,443			72,048			84,679
Shareholders’ equity	1,383,935			1,215,888			1,059,490

Total Liabilities and Shareholders’ Equity	$9,854,312			$8,939,886			$8,123,981

Net interest spread			3.29%			3.20%			3.32%
Taxable equivalent net interest margin (3)		$300,787	3.44%		$263,232	3.32%		$246,014	3.41%

(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $3.6 million, $2.8 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $5.9 million, $4.4 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, while accretion on interest bearing liabilities acquired from prior acquisitions was $1.4 million, $1.8 million, and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a rate of 35% for each period presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2017 Compared to 2016			2016 Compared to 2015
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$(91)	$64	$(27)	$32	$86	$118
Loans, net of unearned income	36,354	8,660	45,014	27,787	(4,787)	23,000
Taxable securities	(2,027)	2,168	141	(1,705)	881	(824)
Tax-exempt securities (2)	2,331	(640)	1,691	4,251	(1,750)	2,501
Other earning assets	88	16	104	814	(349)	465

Total interest income change (2)	36,655	10,268	46,923	31,179	(5,919)	25,260

Increase (decrease) in interest expense:
Interest bearing demand deposits	670	2,965	3,635	366	508	874
Money market	103	812	915	(81)	27	(54)
Savings deposits	69	(20)	49	55	1	56
Certificates of deposit	(933)	622	(311)	(1,280)	666	(614)
Federal Home Loan Bank borrowings	(368)	1,673	1,305	4,535	1,940	6,475
Other borrowings	504	460	964	(12)	120	108
Junior subordinated debt	1,647	1,158	2,805	282	915	1,197

Total interest expense change	1,692	7,670	9,362	3,865	4,177	8,042

Net interest income increase (decrease) (2)	$34,963	$2,598	$37,561	$27,314	$(10,096)	$17,218

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
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

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses for the year ended December 31, 2017 increased $1.5 million or 17.8% to $10.0 million. This increase is primarily the result of overall loan growth as historical loss rates and other credit quality indicators either improved or were stable. The provision for credit losses was higher than net charge-offs by $1.6 million and $1.9 million in 2017 and 2016, respectively. (Please see the “Credit Quality” and “Allowance for Credit Losses” sections of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Trust fees	$22,740	$21,630	$1,110	5.1
Service charges on deposits	20,532	18,333	2,199	12.0
Electronic banking fees	19,183	15,596	3,587	23.0
Net securities brokerage revenue	6,672	6,449	223	3.5
Bank-owned life insurance	4,794	4,064	730	18.0
Mortgage banking income	5,053	2,529	2,524	99.8
Net securities gains	567	2,357	(1,790)	(75.9)
Net gain on other real estate owned and other assets	658	790	(132)	(16.7)
Net insurance services revenue	2,967	3,023	(56)	(1.9)
Swap fee and valuation income	1,958	2,962	(1,004)	(33.9)
Other	3,716	3,766	(50)	(1.3)

Total non-interest income	$88,840	$81,499	$7,341	9.0

Non-interest income, a significant source of revenue and an important part of WesBanco’s results of operations, was 23.4% and 24.3% of net revenues for 2017 and 2016, respectively. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income increased $7.3 million or 9.0% compared to 2016.

Trust fees increased $1.1 million compared to 2016 as average trust assets in 2017 were higher than in 2016 due to market improvements along with customer and revenue development initiatives. As of December 31, 2017, total trust assets of $3.9 billion increased 5.9% from $3.7 billion at December 31, 2016. As of December 31, 2017, trust assets include managed assets of $3.3 billion and non-managed (custodial) assets of $0.6 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds for which WesBanco Investment Department serves as investment advisor, were $959.4 million as of December 31, 2017 and $884.1 million as of December 31, 2016 and are included in trust managed assets.

Service charges on deposits increased $2.2 million or 12.0% compared to the prior year due to the larger customer deposit base from the YCB acquisition in the second half of last year. As of December 31, 2017, deposits, excluding CDs, of $5.8 billion increased $0.2 billion from $5.6 billion as of December 31, 2016.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $3.6 million or 23.0% compared to 2016, due to a higher volume of debit card transactions from the YCB acquisition and WesBanco’s legacy customers. The volume increase in our legacy markets is due to marketing and process initiatives as well as a higher percentage of customers using these products.

Bank-owned life insurance increased $0.7 million compared to 2016 due to two death claims in 2017. As of December 31, 2017, bank-owned life insurance cash surrender value of $192.6 million increased 2.4% from $188.1 as of December 31, 2016.

Mortgage banking income increased $2.5 million or 99.8% compared to 2016 due to increased volume and higher gain on sale margins. In the fourth quarter, WesBanco began selling mortgages on a mandatory basis as opposed to best efforts on most loans sold in the secondary market. Loans sold on a mandatory delivery basis are sold at a higher margin because the interest rate risk stays with the seller prior to the sale of the loan. To offset this risk, WesBanco enters into to be announced (“TBA”) forward contracts to counteract the movement in interest rates. Total mortgage production was $393.7 million in 2017, up 1.2% from 2016. Mortgages sold into the secondary market represented $208.7 million or 53.0% of overall mortgage loan production in 2017 compared to $167.6 million or 43.1% in 2016.

Net securities gains decreased $1.8 million or 75.9% compared to 2016 due to one agency call in 2016 resulting in a $0.9 million securities gain.

Swap fee and valuation income has decreased $1.0 million or 33.9% from 2016 primarily due to the change in the valuation of the interest rate swaps.

TABLE 5. NON-INTEREST EXPENSE

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Salaries and wages	$97,361	$84,281	$13,080	15.5
Employee benefits	29,933	27,952	1,981	7.1
Net occupancy	17,101	14,664	2,437	16.6
Equipment	16,026	14,543	1,483	10.2
Marketing	5,720	5,391	329	6.1
FDIC insurance	3,504	3,990	(486)	(12.2)
Amortization of intangible assets	4,940	3,598	1,342	37.3
Restructuring and merger-related expenses	945	13,261	(12,316)	(92.9)
Franchise and other miscellaneous taxes	8,423	6,825	1,598	23.4
Consulting, regulatory, accounting and advisory fees	6,857	6,270	587	9.4
ATM and electronic banking interchange expenses	4,510	4,297	213	5.0
Postage and courier expenses	3,879	3,306	573	17.3
Supplies	3,033	2,919	114	3.9
Legal fees	2,781	2,406	375	15.6
Communications	2,487	1,800	687	38.2
Other real estate owned and foreclosure expenses	1,097	1,210	(113)	(9.3)
Other	12,263	11,967	296	2.5

Total non-interest expense	$220,860	$208,680	$12,180	5.8

Non-interest expense in 2017 increased $12.2 million or 5.8% compared to 2016, principally from the YCB acquisition, which increased assets by $1.5 billion, excluding goodwill, and added 34 offices to our branch network. In 2017, there was $0.9 million of merger-related expenses for the YCB and FTSB acquisitions and $13.3 million in 2016 for the YCB acquisition. Non-interest expense, excluding merger-related expenses, increased $24.5 million or 12.5% in 2017 as compared to 2016.

Salaries and wages increased $13.1 million or 15.5% compared to 2016, due to increased compensation expense from the acquisition, select sales personnel additions, particularly in the new Kentucky and Southern Indiana markets, and staff additions in preparation for the anticipated crossing of $10 billion in total assets. Increased short-term incentives and stock compensation also contributed to the increase. Employee benefits expense increased $2.0 million or 7.1% compared to 2016 due to the acquisition, but much of the increase was offset by lower pension costs in 2017.

Net occupancy increased $2.4 million in 2017 or 16.6% compared to 2016 principally due to increased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, mostly from the YCB branch locations acquired, as well as normal building maintenance and repair costs of the legacy branch network and other infrastructure needs.

Equipment costs increased $1.5 million or 10.2% compared to 2016 due to the YCB acquisition and continuous improvements in technology and communication infrastructure, software costs and origination and customer support platforms.

FDIC insurance decreased $0.5 million or 12.2% compared to 2016, despite a larger balance sheet from the YCB acquisition, due to the DIF reaching 1.15% prior to July 1, 2016, thus allowing the FDIC to institute new favorable assessment rate calculations beginning on that date for banks under $10 billion in size, as well as improved risk-based factors for the Bank.

Amortization of intangible assets increased $1.3 million or 37.3% in 2017 compared to 2016 due to the YCB acquisition, which added approximately $12.0 million in core deposit intangibles and $0.8 million in non-compete agreements with former YCB executives covering a three year term.

Restructuring and merger-related expenses in 2017 were comprised primarily of $0.5 million expenses related to the finalization of YCB-related expenses earlier in the year and $0.4 million expenses related to the FTSB merger that is anticipated to close early in the second quarter of 2018 for legal and other professional fees. In 2016, the $13.3 million costs related to the YCB acquisition include $7.5 million from contract termination and conversion costs, $2.4 million from change-in-control payments and employee severance, $1.5 million in investment banking services, $0.8 million in legal expenses, $0.5 million in audit and valuation services, $0.3 million in rebranding and $0.3 million in various other expenses.

Miscellaneous taxes increased $1.6 million or 23.4% in 2017 compared to 2016 due to increases in Pennsylvania bank shares tax expense, Kentucky capital stock tax and real estate taxes in various jurisdictions. The acquisition of YCB expanded our branch network into Kentucky and Indiana.

Consulting, regulatory, accounting and advisory fees increased $0.6 million or 9.4% compared to 2016 due to certain third-party fees associated with the increased volume in loan originations, as well as consulting fees related to preparations for certain regulatory requirements, such as stress testing, for institutions that exceed $10 billion in total assets. Cost savings initiatives resulted in lower expense for this category in the last half of the year.

INCOME TAXES

The provision for federal and state income taxes increased to $53.8 million in 2017 compared to $31.0 million in 2016. The increase in income tax expense was primarily due to the $12.8 million impact from the revaluation of net deferred tax assets from the recently enacted Federal tax reform legislation and a 26.0% increase in pre-tax income. The effective tax rate increased to 36.3% compared to 26.4% for 2016 due to 8.6% for the tax reform remeasurement, the movement of low income housing tax credit amortization from other operating expenses to income tax expense for all of 2017, somewhat offset by a 1.0% increase in net tax-exempt interest income on securities of state and political subdivisions.

FINANCIAL CONDITION

Total assets increased 0.3% in 2017, while shareholders’ equity increased 4.0% and deposits remained relatively unchanged, compared to December 31, 2016. Total portfolio loans increased $92.0 million or 1.5% primarily as a result of growth in strategic focus categories with commercial loans increasing 4.0% and home equity loans increasing 4.1%, which more than offset targeted reductions in the consumer portfolio. Total deposits remained virtually unchanged in 2017 as deposits increased by $2.7 million due to increases in most deposit categories being offset by a $218.8 million decrease in certificates of deposit. Interest-bearing demand deposits and non-interest-bearing demand deposits increased 5.1% and 3.2%, respectively, while savings and money market deposits increased 4.7% and 3.0%, respectively. The decrease in certificates of deposit is a result of lower rate offerings for maturing certificates of deposit and customer preferences for other deposit types. The increases in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with initial deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings decreased 2.6% during 2017, due to a decrease in short-term borrowings of $14.6 million, coupled with a reduction of $20.7 million in FHLB borrowings. Total shareholders’ equity increased by approximately $53.9 million or 4.0%, compared to December 31, 2016, primarily due to net income exceeding dividends for the period by $48.7 million and a $1.2 million gain in other comprehensive income. Also affecting retained earnings was a $5.6 million reclass between accumulated other comprehensive income and retained earnings for the adoption of Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220)”, related to the stranded tax effects resulting from the Tax Cuts and Jobs Act. The tangible equity to tangible assets ratio (non-GAAP measure) increased to 8.79% at December 31, 2017 from 8.20% at December 31, 2016, primarily as a result of the increase in shareholders’ equity at a faster pace than the increase in tangible assets.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2017-2016		December 31,
(dollars in thousands)	2017	2016	$ Change	% Change	2015
Trading securities (at fair value)	$7,844	$7,071	$773	10.9	$6,451
Available-for-sale (at fair value)
U.S. Government sponsored entities and agencies	71,843	54,043	17,800	32.9	83,505
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	934,922	938,289	(3,367)	(0.4)	1,142,014
Commerical mortgage-backed securities and collateralized mortgage obligations of government agencies	114,867	96,810	18,057	18.7	34,066
Obligations of states and political subdivisions	104,830	111,663	(6,833)	(6.1)	80,265
Corporate debt securities	35,403	35,301	102	0.3	58,593

Total debt securities	$1,261,865	$1,236,106	$25,759	2.1	$1,398,443
Equity securities	5,613	5,070	543	10.7	4,626

Total available-for-sale securities	$1,267,478	$1,241,176	$26,302	2.1	$1,403,069

Held-to-maturity (at amortized cost)
U.S. Government sponsored entities and agencies	$11,465	$13,394	$(1,929)	(14.4)	$—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	170,025	215,141	(45,116)	(21.0)	216,419
Obligations of states and political subdivisions	794,655	805,019	(10,364)	(1.3)	762,039
Corporate debt securities	33,355	34,413	(1,058)	(3.1)	34,472

Total held-to-maturity securities	$1,009,500	$1,067,967	$(58,467)	(5.5)	$1,012,930

Total securities	$2,284,822	$2,316,214	$(31,392)	(1.4)	$2,422,450

Available-for-sale and trading securities:
Weighted average yield at the respective year end (2)	2.35%	2.22%			2.14%
As a % of total securities	55.8%	53.9%			58.2%
Weighted average life (in years)	4.2	4.3			4.1

Held-to-maturity securities:
Weighted average yield at the respective year end (2)	3.85%	3.76%			3.94%
As a % of total securities	44.2%	46.1%			41.8%
Weighted average life (in years)	4.2	5.0			5.0

Total securities:
Weighted average yield at the respective year end (2)	3.01%	2.93%			2.90%
As a % of total securities	100.0%	100.0%			100.0%
Weighted average life (in years)	4.2	4.6			4.5

(1)

At December 31, 2017, 2016 and 2015, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Total investment securities, which represent a source of liquidity for WesBanco as well as a contributor to interest income, decreased $31.4 million or 1.4% from December 31, 2016 to December 31, 2017. The overall securities decrease was due to a focus on controlling overall growth, primarily through control of the securities portfolio, in order to delay the financial impact of crossing $10 billion in assets. In addition, $9.4 million of securities were sold from the held-to-maturity portfolio in the second quarter of 2017, which resulted in $0.4 million in realized gains. These securities were all deemed to be at maturity, as less than 15% of their acquired principal balance was remaining at the time of sale.

The portfolio’s weighted average tax-equivalent yield increased in 2017 by 8 basis points, from 2.93% to 3.01%. This increase was due to multiple federal funds rate increases during 2017 that increased yields on new purchases, and also from lower amortization expense in 2017 on mortgage-backed securities resulting from lower principal paydowns.

Total gross unrealized securities losses decreased by $2.6 million, from $29.3 million at December 31, 2016 to $26.7 million at December 31, 2017. WesBanco had $664.5 million in investment securities in an unrealized loss position for less than twelve months at December 31, 2017, which decreased from $1.5 billion in the same category at December 31, 2016; however, the balance of investment securities in an unrealized loss position for more than twelve months increased from $67.5 million at December 31, 2016 to $787.1 million at December 31, 2017. The overall shift of securities to the over 12 months category was due to continued increases in federal funds rates during 2017 causing market prices to decrease on certain lower-rate securities purchased or acquired in prior years. WesBanco believes that all of the unrealized securities losses at December 31, 2017 were temporary impairment losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. WesBanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does WesBanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized pre-tax losses on available-for-sale securities were $22.1 million at December 31, 2017, compared to $20.8 million at December 31, 2016. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $14.3 million at December 31, 2017, compared to $8.8 million at December 31, 2016.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the amortized cost and tax-equivalent yields of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2017. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2017
	One Year or less		One to Five Years		Five to Ten Years		Over Ten Years		Mortgage- backed and equity		Total
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale
U.S. Government sponsored entities and agencies	$10,000	1.25%	$2,000	2.00%	$17,000	1.81%	$6,874	3.00%	$36,551	2.60%	$72,425	2.25%
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	—	—	—	—	—	—	—	—	954,115	2.11%	954,115	2.11%
Commercial mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	—	—	—	—	—	—	—	—	116,448	2.33%	116,448	2.33%
Obligations of states and political subdivisions (3)	3,920	6.56%	18,583	3.89%	37,123	5.18%	42,737	4.04%	—	—	102,363	4.52%
Corporate debt securities	3,982	1.94%	26,264	2.84%	4,988	2.88%	—	—	—	—	35,234	2.75%
Equity securities (4)	—	—	—	—	—	—	—	—	4,223	3.40%	4,223	3.40%

Total available-for-sale securities	$17,902	2.56%	$46,847	3.22%	$59,111	4.01%	$49,611	3.89%	$1,111,337	2.15%	$1,284,808	2.35%

Held-to-maturity
U.S. Government sponsored entities and agencies	$—	—	$—	—	$—	—	$—	—	$11,465	2.10%	$11,465	2.10%
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies (2)	—	—	—	—	—	—	—	—	170,025	2.18%	170,025	2.18%
Obligations of states and political subdivisions (3)	4,823	3.92%	104,921	3.81%	396,870	4.28%	288,041	4.20%	—	—	794,655	4.19%
Corporate debt securities	—	—	7,628	3.09%	25,727	3.62%	—	—	—	—	33,355	3.50%

Total held-to-maturity securities	$4,823	3.92%	$112,549	3.76%	$422,597	4.24%	$288,041	4.20%	$181,490	2.32%	$1,009,500	3.85%

Total (5)	$22,725	2.85%	$159,396	3.60%	$481,708	4.21%	$337,652	4.16%	$1,292,827	2.18%	$2,294,308	3.01%

(1)	Yields are determined based on the lower of the yield-to-call or yield-to-maturity.
(2)

Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Projected maturities based on current speeds within one year, between one and five years, between five and ten years and over ten years are expected to be approximately $1.0 million, $959.9 million, $286.5 million and $41.2 million, respectively.

(3)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 35%.
(4)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(5)

This table does not include trading securities, which consist of investments in various mutual funds held in grantor trusts formed in connection with a deferred compensation plan, are recorded at fair value and totaled $7.8 million at December 31, 2017.

Cost-method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $45.9 and $46.4 million at December 31, 2017 and 2016, respectively, and are included in other assets in the Consolidated Balance Sheets.

WesBanco’s municipal portfolio, comprised of both tax-exempt and taxable securities, totaled 39.4% of the overall securities portfolio as of December 31, 2017, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds:

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$96,253	10.5	$93,676	10.1
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	685,446	74.9	700,506	75.5
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	125,032	13.7	121,903	13.2
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	745	0.1	729	0.1
Not rated by either agency	7,764	0.8	9,991	1.1

Total municipal bond portfolio	$915,240	100.0	$926,805	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of December 31, 2017 and 2016, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2017		December 31, 2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$630,824	68.9	$638,868	68.9
Revenue	284,416	31.1	287,937	31.1

Total municipal bond portfolio	$915,240	100.0	$926,805	100.0

Municipal bond issuer:
State Issued	$95,160	10.4	$92,241	10.0
Local Issued	820,080	89.6	834,564	90.0

Total municipal bond portfolio	$915,240	100.0	$926,805	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2017:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2017
(dollars in thousands)	Fair Value	% of Total
Pennsylvania	$194,872	21.3
Texas	104,333	11.4
Ohio	100,826	11.0
Illinois	46,736	5.1
West Virginia	35,027	3.8
All other states	433,446	47.4

Total municipal bond portfolio	$915,240	100.0

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

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
LOANS
Commercial real estate:
Land and construction	$392,597	6.2	$496,539	7.9	$344,748	6.8	$262,643	6.4	$263,117	6.7
Improved property	2,601,851	40.9	2,376,972	37.9	1,911,633	37.7	1,682,817	41.1	1,649,802	42.3

Total commercial real estate	2,994,448	47.1	2,873,511	45.8	2,256,381	44.5	1,945,460	47.5	1,912,919	49.0
Commercial and industrial	1,125,327	17.7	1,088,118	17.4	737,878	14.5	638,410	15.6	556,249	14.3

Total commercial loans	4,119,775	64.8	3,961,629	63.2	2,994,259	59.0	2,583,870	63.1	2,469,168	63.3

Residential real estate:
Land and construction	56,369	0.9	46,226	0.7	40,261	0.8	19,681	0.5	27,559	0.7
Other mortgages	1,296,932	20.4	1,337,164	21.4	1,207,539	23.8	909,089	22.2	863,245	22.1
Home equity lines of credit	529,196	8.3	508,359	8.1	416,889	8.2	330,031	8.1	284,687	7.3

Total residential real estate	1,882,497	29.6	1,891,749	30.2	1,664,689	32.8	1,258,801	30.8	1,175,491	30.1
Consumer	339,169	5.3	396,058	6.3	406,894	8.0	244,095	6.0	250,258	6.4

Total retail loans	2,221,666	34.9	2,287,807	36.5	2,071,583	40.8	1,502,896	36.8	1,425,749	36.5

Total portfolio loans	6,341,441	99.7	6,249,436	99.7	5,065,842	99.8	4,086,766	99.9	3,894,917	99.8
Loans held for sale	20,320	0.3	17,315	0.3	7,899	0.2	5,865	0.1	5,855	0.2

Total loans	$6,361,761	100.0	$6,266,751	100.0	$5,073,741	100.0	$4,092,631	100.0	$3,900,772	100.0

LOAN COMMITMENTS
Commercial real estate:
Land and construction	$419,082	22.5	$392,355	22.0	$380,704	24.6	$276,075	22.5	$305,600	26.4
Improved property	158,565	8.5	151,797	8.6	130,415	8.5	81,715	6.7	60,387	5.2

Total commercial real estate	577,647	31.0	544,152	30.6	511,119	33.1	357,790	29.2	365,987	31.6
Commercial and industrial	571,692	30.7	540,647	30.4	482,799	31.2	420,577	34.2	383,327	33.0

Total commercial commitments	1,149,339	61.7	1,084,799	61.1	993,918	64.3	778,367	63.4	749,314	64.6

Residential real estate:
Land and construction	29,454	1.6	25,468	1.4	17,369	1.1	17,402	1.4	15,661	1.4
Other mortgages	31,555	1.7	37,418	2.1	17,191	1.1	9,227	0.8	5,461	0.5
Home equity lines of credit	486,516	26.1	447,993	25.2	369,152	23.9	297,888	24.2	268,302	23.1

Total residential real estate	547,525	29.4	510,879	28.8	403,712	26.1	324,517	26.4	289,424	25.0
Consumer	36,282	1.9	36,811	2.1	35,360	2.3	26,115	2.1	23,256	2.0

Total retail commitments	583,807	31.3	547,690	30.8	439,072	28.4	350,632	28.5	312,680	27.0

Total portfolio commitments	1,733,146	93.0	1,632,489	91.9	1,432,990	92.7	1,128,999	91.9	1,061,994	91.6
Deposit overdraft limits	126,671	6.8	126,517	7.1	106,252	6.9	95,965	7.8	96,291	8.3
Commitments held for sale	3,846	0.2	17,037	1.0	6,865	0.4	3,784	0.3	1,733	0.1

Total loan commitments	$1,863,663	100.0	$1,776,043	100.0	$1,546,107	100.0	$1,228,748	100.0	$1,160,018	100.0

Letters of credit included above	$31,951	1.7	$32,907	1.9	$27,408	1.8	$23,362	1.9	$20,447	1.8

Total portfolio loans increased $92.0 million or 1.5% from December 31, 2016 to December 31, 2017, primarily due to continued growth in our strategically–focused loan categories. Total commercial loans grew 4.0% and home equity loans grew 4.1% over the past twelve months, which more than offset targeted reductions in the consumer portfolio. Portfolio loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. The net deferred loan (costs) and fees were $(1.6) million and $0.3 million as of December 31, 2017 and 2016, respectively. WesBanco conducts a deferred loan cost study to determine the allowable costs to be deferred over the life of the loan. In the most recent study, WesBanco’s deferred costs have increased at a faster rate than the related customer deferred fee income causing the balance of the deferred loan costs to outweigh the deferred loan fees primarily from home equity lines of credit which have little fee income.

CRE represents a significant component of the loan portfolio at 47.1%, which was a 1.3% increase for the year. CRE—land and construction loan balances decreased $103.9 million or 20.9% from December 31, 2016 to December 31, 2017 as several large construction projects were completed. CRE—improved property loans increased $224.9 million or 9.5% from December 31, 2016 to December 31, 2017 reflecting completed construction projects and organic growth.

C&I loans increased $37.2 million or 3.4% from December 31, 2016 to December 31, 2017. Organic growth was achieved through increased business development efforts that resulted in obtaining new customer relationships and new opportunities created by the acquisition of YCB in September 2016, which resulted in an expanded presence in the greater Louisville, Lexington and Elizabethtown, KY markets along with southern Indiana. The portfolio also benefited from increased business activity due to generally improved economic conditions in all markets.

Residential real estate mortgage loans decreased $30.1 million or 2.2% from December 31, 2016 to December 31, 2017, due primarily to an increase in secondary market loan sales, which reduced the amount of residential real estate loans held on the balance sheet. WesBanco retained approximately 47% of mortgages originated in 2017 for the portfolio compared to 57% in 2016. In addition, approximately 21% of mortgages originated in 2017 were refinances of existing mortgages compared to 32% in 2016.

HELOC loans increased $20.8 million or 4.1% from December 31, 2016 to December 31, 2017. This growth was achieved primarily through regular marketing activities and a competitive HELOC product containing features that customers found desirable.

Consumer loans decreased $56.9 million or 14.4% from December 31, 2016 to December 31, 2017. The decline in consumer portfolio balances was primarily in the indirect loan portfolio for new and used auto and truck financing, and reflects our strategy to reduce the risk profile in this portfolio.

Total loan commitments increased $87.6 million or 4.9% from December 31, 2016 to December 31, 2017. Commitments in the total CRE portfolio increased approximately $33.5 million, HELOC commitments increased $38.5 million and C&I commitments increased $31.0 million.

Geographic Distribution—WesBanco extends credit primarily within the market areas where it has branch offices. Loans outside of these markets are generally only made to established customers that have other business relationships with WesBanco in its markets. Loans outside of WesBanco’s markets represented less than 2% of total loans at December 31, 2017 and December 31, 2016. These loans consist primarily of CRE-land and construction loans, residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers and automobile loans to family members of local customers. Management does not plan to significantly increase out-of-market loans.

The geographic distribution of the loan portfolio, excluding deposit overdraft limits and loans held for sale, is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2017 (1)
	Commercial Real Estate		Commercial and Industrial	Residential Real Estate	Home Equity Lines
(percentage of exposure, rounded to nearest whole percent)	Land and Construction	Improved Property				Consumer	Total
Upper Ohio Valley MSAs	2%	8%	21%	10%	17%	21%	12%
Morgantown, WV MSA	5	5	5	4	5	5	5
Parkersburg, WV-Marietta, OH MSA	2	5	2	3	6	6	4
Other West Virginia Locations	4	6	6	10	12	21	8
Pittsburgh, PA MSA & Other Pennsylvania Locations	8	21	16	27	19	25	21
Columbus, OH MSA	45	14	12	11	7	3	13
Western Ohio MSAs	12	11	7	14	11	2	10
Other Ohio Locations	5	10	10	10	12	10	10
Louisville KY—Jefferson County MSA	7	11	16	4	5	2	9
Other Indiana Locations	0	1	1	0	0	0	1
Other Kentucky Locations	8	5	3	5	5	3	5
Adjacent States & Outside-of-Market	2	3	1	2	1	2	2

Total	100%	100%	100%	100%	100%	100%	100%

(1)	Real estate secured loans are categorized based on the address of the collateral. All other loans are categorized based on the borrower’s address.

The Upper Ohio Valley MSAs include the Wheeling, West Virginia and Weirton, West Virginia-Steubenville, Ohio MSAs. Other West Virginia locations include the Fairmont-Clarksburg and Charleston MSAs as well as communities that are not located within an MSA primarily in the northern, central and eastern parts of the state. The western Ohio MSAs include the Dayton-Springfield and the Cincinnati-Middletown MSAs. Other Ohio locations include communities in Ohio that are not located within an MSA, the majority of which are located in southeastern Ohio. Other Indiana locations include communities in Indiana that are not located within an MSA, the majority of which are located in southern Indiana. Other Kentucky locations include the Lexington-Fayette and Elizabethtown KY MSAs along with other Kentucky locations that are not located within an MSA. Adjacent states include parts of Maryland and Tennessee that are within close proximity to WesBanco’s markets. Outside-of-market loans consist of loans in all other locations not included in any of the other defined areas and have remained relatively unchanged overall from 2014.

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

Commercial Loans—The commercial portfolio consists of loans to a wide range of business enterprises of varying size. Many commercial loans often involve multiple loans to one borrower or a group of related borrowers, therefore the potential for loss on any single transaction can be significantly greater for commercial loans than for retail loans. Commercial loan risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets and by requiring appropriate collateral or guarantors.

Commercial loans are monitored for potential concentrations of loans to any one borrower or group of related borrowers. At December 31, 2017, WesBanco’s legal lending limit to any single borrower or their related interests approximated $135 million. The ten largest commercial relationships in total ranged from $500 million to $550 million throughout 2017, but only five relationships exceeded $50 million at December 31, 2017. These large relationships generally consist of more than one loan to a borrower or their related entities. The single largest relationship exposure approximated $59 million at December 31, 2017 and consists of multiple loans to a customer in the multi-family housing sector. The largest CRE loan exposure by property type and industry are set forth in tables 14 and 15.

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

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2017
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial real estate:
Land and construction	$11,284	$39,444	$2,781	$53,509	$93,811	$115,448	$129,829	$339,088
Improved property	141,426	259,101	247,698	648,225	204,033	278,475	1,471,118	1,953,626
Commercial and industrial	40,845	175,936	184,672	401,453	358,695	117,517	247,662	723,874

Total commercial loans	$193,555	$474,481	$435,151	$1,103,187	$656,539	$511,440	$1,848,609	$3,016,588

The primary factors considered in underwriting CRE—land and construction loans are the overall viability of each project, the experience and financial capacity of the developer or builder to successfully complete the project, market absorption rates and property values. These loans also have the unique risk that the developer or builder may not complete the project, or not complete it on time or within budget. Risk is generally mitigated by extending credit to developers and builders with established reputations who operate in WesBanco’s markets and have the liquidity or other resources to absorb unanticipated increases in the cost of a project or longer than anticipated absorption, periodically inspecting construction in progress, and disbursing the loan at specified stages of completion. Certification of completed construction by a licensed architect or engineer and performance and payment bonds may also be required for certain types of projects. Since speculative projects are inherently riskier, WesBanco may require a specified percentage of pre-sales for land and residential development or pre-lease commitments for investment property before construction can begin.

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

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by WesBanco credit policy or banking regulations which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $101 million or 11% of the Bank’s total risk-based capital at December 31, 2017 compared to $109 million or 12% at December 31, 2016. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. Loans secured by bank deposit accounts and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly to ensure they remain appropriately margined. The total of C&I exposure secured by bank deposit accounts and marketable securities approximate $260 million at December 31, 2017 compared to $258 million at December 31, 2016. Unsecured C&I loans, which represent the highest risk, approximated $127 million at December 31, 2017 compared to $150 million at December 31, 2016. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. The single largest unsecured exposure is $6.6 million. Collateral other than real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by WesBanco. Approximately $108 million or 6.4% of C&I exposure at December 31, 2017 is secured solely by accounts receivable and inventory compared to $110 million or 6.7% at December 31, 2016. Another $142 million or 8.4% of C&I exposure is secured by equipment or motorized vehicles at December 31, 2017 compared to $144 million or 8.8% at December 31, 2016. The remainder of the C&I portfolio is secured by multiple types of collateral, which at times includes real estate that is taken as collateral for reasons other than its value.

Most commercial loans are originated directly by WesBanco. Participation in loans originated by other financial institutions represent $309 million or 5.6% of total commercial loans at December 31, 2017 compared to $280 million or 5.6% at December 31, 2016. Included in this total are Shared National Credits of $45 million at December 31, 2017 and $53 million at December 31, 2016. Shared National Credits are defined as loans in excess of $20 million that are financed by three or more lending institutions; however, this dollar threshold will be increasing to $100 million in 2018. WesBanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by WesBanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors. Total credit exposure by real estate property type and industry sectors are summarized in Tables 14 and 15.

Due to fluctuations in energy prices, the bank closely monitors its energy portfolio. At December 31, 2017, total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $55 million or 0.7% of the total loan portfolio as compared to $51.0 million or 0.6% of the total loan portfolio at December 31, 2016. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $65 million in exposure or 0.8% of the total loan portfolio as compared to $78 million or 1.0% of the total loan portfolio at December 31, 2016. Lodging properties located in the shale gas areas that may be impacted by a reduction in shale gas activities represent an additional $131 million of exposure at December 31, 2017 as compared to $133 million at December 31, 2016.

TABLE 14. CRE EXPOSURE BY PROPERTY TYPE

	December 31, 2017
	CRE Land and Construction		CRE Improved Investment		CRE Improved Owner Occupied
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Land	$77,607	$31,996	$32,568	$3,687	$8,023	$495	$154,376	$5,480	16.4
1-to-4 family	36,846	31,110	171,032	6,357	2,839	193	248,377	12,800	26.4
Multi-family	125,729	205,105	413,015	13,038	—	—	756,887	24,075	80.6
Retail	29,649	6,961	308,479	9,319	70,266	1,515	426,189	15,540	45.3
Office	50,642	25,334	232,967	10,637	112,504	3,985	436,069	17,173	46.4
Industrial	3,866	16,232	57,841	3,652	81,642	17,490	180,723	10,000	19.2
Lodging	10,490	23,097	234,019	11,539	—	—	279,145	20,229	29.7
Senior living	14,723	8,067	68,351	1,416	41,992	1,318	135,867	19,569	14.4
Hospital	—	—	2,795	—	25,026	30	27,851	10,913	3.0
Self-storage	1,898	4,952	18,493	1,081	—	—	26,424	4,500	2.8
Eating place	1,269	255	21,802	29	23,988	299	47,642	3,418	5.1
Gas station	225	852	11,644	—	57,669	208	70,598	5,405	7.5
Recreational	—	—	1,966	—	20,980	1,689	24,635	5,379	2.6
Dormitory	14,405	28,245	44,060	—	—	—	86,710	23,150	9.2
House of worship	—	1,841	2,976	305	42,254	1,052	48,428	4,236	5.2
Other special use	9,475	4,031	19,062	1,662	63,000	20,689	117,919	16,869	12.5
Mixed use	13,389	26,932	240,080	7,614	119,145	9,687	416,847	25,855	44.3
Unclassified	2,384	4,072	28,646	26,971	22,727	2,608	87,408	15,000	9.3

Total	$392,597	$419,082	$1,909,796	$97,307	$692,055	$61,258	$3,572,095	$25,855	379.9

(1)	Largest loan represents the largest contractual obligation of WesBanco, which may not be fully funded.
(2)	Bank total risk-based capital.

Multi-family apartments represent the single largest category of CRE. Including construction loans, multi-family apartment exposure increased 8.8% from $696 million at December 31, 2016 to $757 million at December 31, 2017. This exposure represent 80.6% of total risk-based capital at December 31, 2017 compared to 77.6% at December 31, 2016. Approximately 53% of the total multi-family exposure is for new construction projects, many of which are expected to be refinanced in the secondary market over the next 24 months. During 2017, a number of properties refinanced in the secondary market shortly after completion and prior to stabilization. These early payoffs enabled WesBanco to continue to finance new multi-family projects throughout our market. The central Ohio market represents approximately 37% of the total multi-family apartment exposure in 2017 which is the same percentage as in 2016, and the Pittsburgh/Western PA market represents approximately 15% of the total exposure, down from 19% in 2016.

Office buildings represent the second largest category of CRE with total exposure of $436 million. This represents 46.4% of total risk-based capital compared to 46.8% at December 31, 2016. Approximately 25% of the office building exposure is in the Central Ohio market with 19% located in the Pittsburgh/Western PA market.

Retail property is the third largest category of CRE, which includes shopping centers, single-tenant buildings, and neighborhood retail store fronts. With $426 million in total exposure, this category represents 45.3% of total risk-based capital at December 31, 2017 as compared to 44.7% at December 31, 2016. There is no known concentration of loans secured by retail investment property occupied by a common tenant or group of tenants in the same industry. Approximately 24% of the retail exposure is in the Central Ohio market, 18% in Western Ohio and 18% in the Kentucky and Southern Indiana market.

Mixed use properties’ exposure of $417 million is the fourth largest category of CRE and represents 44.3% of total risk-based capital at December 31, 2017 compared to 48.9% at December 31, 2016. This category of loans include various combinations of other property types such as retail, office or housing in one facility. Approximately 31% of the total exposure is in the Western PA market with 30% in the Kentucky, southern Indiana market. Approximately $87 million of mixed use properties also include multi-family apartments in addition to the multi-family exposure summarized above. Other special use properties consist of facilities that have a unique purpose other than those identified in Table 14, and includes properties such as funeral homes, carwashes, other auto care facilities, fire stations, parking garages, other municipal service facilities and school buildings. Unclassified properties are generally smaller, general purpose buildings and store fronts that can typically be adapted to any number of potential commercial uses.

In addition to the methods in which WesBanco monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of bank total risk-based capital. Loan balances used to determine compliance are based upon Call Report instructions and therefore do not necessarily match the balances displayed in Table 14. The first tier measures loans for land, land development, residential and commercial construction. This tier totals $433 million or 46.3% of risk-based capital at December 31, 2017 compared to $528 million or 58.9%, respectively, at December 31, 2016. The regulatory guidance for the first tier is 100.0% of total risk-based capital. The second tier measures loans included in the first tier plus multi-family apartments and other commercial investment property, along with improved owner-occupied real estate. This tier totals $2,870 million or 307.1% of total risk-based capital at December 31, 2017 compared to $2,735 million or 305.0% at December 31, 2016. The regulatory guidance for the second tier is 300% of total risk-based capital. If the second tier measure excluded improved owner-occupied real estate, the bank would have $2,174 million or 232.5% of the Bank’s total risk-based capital. The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. Total CRE exposure increased $1,037 million or 56.6% for the thirty-six month period ended December 31, 2017, including acquisition-related growth. Management believes that although the bank is slightly above the 300% and 50% thresholds, portfolio credit quality and our sound risk management practices mitigate the risk of continued CRE lending.

Basel III requires banks to identify High Volatility Commercial Real Estate (“HVCRE”) loans in their portfolios. These loans are subject to 150% weighting in the risk-based capital calculation effective January 1, 2015. These regulations require, among other things, that all CRE loans (either investment or owner-occupied) for acquisition, development or construction that are not in permanent amortizing loan status, meet the statutory LTV guidelines, have a minimum contributed equity of 15% in cash or marketable securities, and the loan documentation must contain a requirement that the initial capital injection remain in the project until the loan has converted to permanent financing or is paid in full. The bank has approximately $196 million in HVCRE exposure representing 5.5% of total CRE exposure and 21% of total risk-based capital at December 31, 2017. This compares to $341 million in HVCRE exposure representing 10.0% of total CRE exposure and 38% of total risk-based capital at December 31, 2016. These loans are classified as HVCRE primarily for legal documentation reasons rather than contributed equity being less than 15%.

TABLE 15. C&I AND OWNER-OCCUPIED CRE EXPOSURE BY INDUSTRY

	December 31, 2017
	C&I		CRE Improved Owner Occupied Property
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Agriculture and farming	$6,339	$2,795	$1,515	$308	$10,957	$2,500	1.2
Energy—oil and gas	7,798	26,847	7,658	178	42,481	3,500	4.5
Energy—mining and utilities	35,368	8,815	4,800	—	48,983	13,298	5.2
Construction—general	57,024	41,024	9,888	19,112	127,048	10,000	13.5
Construction—trades	41,989	34,546	19,909	1,647	98,091	12,440	10.4
Manufacturing—primary metals	19,623	20,245	6,137	—	46,005	27,500	4.9
Manufacturing—other	114,643	78,892	29,992	5,961	229,488	25,000	24.4
Wholesale and distribution	69,808	33,706	20,025	532	124,071	20,000	13.2
Retail—automobile dealers	32,400	14,654	16,307	761	64,122	10,000	6.8
Retail—other sales	39,995	24,478	99,649	2,455	166,577	10,000	17.7
Transportation and warehousing	26,624	11,923	25,061	2,625	66,233	4,190	7.0
Information and communications	2,636	2,241	1,501	—	6,378	998	0.7
Finance and insurance	54,997	77,058	5,751	1,067	138,873	15,000	14.8
Equipment leasing	33,367	23,484	9,617	—	66,468	10,000	7.1
Services—real estate	91,425	21,482	107,672	4,216	224,795	4,957	23.9
Services—business and professional	58,771	37,730	20,450	1,691	118,642	8,750	12.6
Services—personal and other	20,808	5,862	53,359	12,036	92,065	16,869	9.8
Schools and education services	73,921	5,547	10,296	598	90,362	12,425	9.6
Healthcare—medical practitioners	44,835	8,226	45,928	593	99,582	22,500	10.6
Healthcare—hospitals and other	74,852	18,988	73,013	2,183	169,036	25,434	18.0
Entertainment and recreation	5,722	2,749	17,643	1,685	27,799	5,379	3.0
Restaurants and lodging	43,728	7,701	36,018	1,204	88,651	5,026	9.4
Religious organizations	32,702	17,929	42,422	1,052	94,105	15,000	10.0
Government	88,452	12,360	10,084	824	111,720	17,378	11.9
Unclassified	47,500	32,410	17,360	530	97,800	3,925	10.4

Total	$1,125,327	$571,692	$692,055	$61,258	$2,450,332	$27,500	260.6

(1)	Largest loan represents the largest contractual obligation of WesBanco, which may not be fully funded.
(2)	Bank total risk-based capital.

All of the services sectors combined represent the largest industry exposure at $435 million or 46.3% of capital; however, these sectors include a variety of service-providing businesses. Combined exposure to the services sectors decreased $21 million from December 31, 2016 to December 31, 2017. Approximately $134 million in exposure to lessors of non-residential buildings is the single largest industry group exposure in the services sector and represents approximately 31% of the combined total.

The manufacturing sectors represent the second largest industry exposure at 29.3% of capital, decreasing slightly from 29.4% at the end of the previous year. Total exposure to manufacturing increased 4.6% from $263 million at December 31, 2016 to $275 million at December 31, 2017. Machinery and equipment, food and beverage manufacturing, along with metal fabrication and forging, collectively represent 44% of the manufacturing sector.

The healthcare sector including medical practitioners represents the third largest industry at 28.6 % of capital compared to 26.1% at the end of the previous year. Total exposure to healthcare increased 15.1% from $233 million at December 31, 2016 to $269 million at December 31, 2017. Hospitals and clinics comprise 20% of the hospitals and other category.

The retail sales sectors including automobile dealers represent the fourth largest industry exposure at 24.5% of capital compared to 25.1% at the end of the previous year. Total exposure to the retail sectors increased $5.8 million or 2.6% from December 31, 2016. Excluding automobile dealers, gasoline stations and convenience stores represent approximately 57% of the exposure to the other retail businesses.

Retail Loans—Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. This group is comprised of residential real estate loans, home equity lines of credit and consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $16 million of 1-to-4 family rental properties. WesBanco originates residential real estate loans for its portfolio as well as for sale in the secondary market. Portfolio loans also include loans to finance vacant land upon which the owner intends to construct a dwelling at a future date. Except for construction loans that require interest-only during the construction period, portfolio loans require monthly principal and interest payments to amortize the loan within terms up to thirty years. Construction periods range from six to twelve months but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a dwelling. Interest rates on portfolio loans may be fixed for up to thirty years. Adjustable rate loans are based primarily on the Treasury Constant Maturity index and can adjust annually or in increments up to five years.

HELOC loans are secured by first or second liens on a borrower’s primary residence. HELOCs are generally limited to an amount which when combined with the first mortgage on the property, if any, does not exceed 90% of the market value. Maximum LTV ratios are also tiered based on the amount of the line and the borrower’s credit history. Most HELOCs originated prior to 2005 are available for draws by the borrower for up to fifteen years at which time the outstanding balance is converted to a term loan requiring monthly principal and interest payments sufficient to repay the loan in not more than seven years. Most HELOCs originated since 2005 through 2013 are available to the borrower for an indefinite period as long as the borrower’s credit characteristics do not materially change, but may be cancelled by WesBanco under certain circumstances. Generally, lines originated since 2013 have a 15 year draw period, a ten year repayment period and also give borrowers the option to convert portions of the balance of their line into an installment loan requiring monthly principal and interest payments, with availability to draw on the line restored as the installment portions are repaid. HELOCs that originated prior to 2000 began reaching the end of their availability period starting in 2015 and years thereafter. These lines have the additional risk that the borrower will not have the capacity to make higher payments of interest and principal or may not qualify for a new line of credit. The amount of such lines that will reach the end of their availability period in 2018 represents less than 2% of the total HELOC exposure.

Consumer loans consist of installment loans originated directly by WesBanco and indirectly through dealers to finance purchases of automobiles, trucks, motorcycles, boats, and other recreational vehicles; home equity installment loans, unsecured home improvement loans, and revolving lines of credit that can be secured or unsecured. The maximum term for installment loans is generally eighty-four months for automobiles, trucks, motorcycles and boats; one hundred eighty months for travel trailers; one hundred twenty months for home equity/improvement loans; and sixty months if the loan is unsecured. Maximum terms may be less depending on age of collateral. In January, 2018 the bank decided to no longer underwrite indirect loans for motorcycles, recreational vehicles, trailers, boats or off-road vehicles to reduce the overall risk profile of the portfolio. Revolving lines of credit are generally available for an indefinite period of time as long as the borrower’s credit characteristics do not materially change but may be cancelled by WesBanco under certain circumstances. Interest rates on installment obligations are generally fixed for the term of the loan, while lines of credit are adjustable daily based on the Prime Rate.

TABLE 16. MATURITIES OF RETAIL LOANS

	December 31, 2017
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Residential real estate	$5,475	$40,158	$667,821	$713,454	$226	$3,160	$636,461	$639,847
Home equity lines of credit	1,890	6,526	21,657	30,073	118,331	29,002	351,790	499,123
Consumer	16,436	140,129	133,299	289,864	30,846	10,972	7,487	49,305

Total retail loans	$23,801	$186,813	$822,777	$1,033,391	$149,403	$43,134	$995,738	$1,188,275

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

WesBanco does not maintain current information about the industry in which retail borrowers are employed. While such information is obtained when each loan is underwritten, it often becomes inaccurate with the passage of time as borrowers change employment. Instead, WesBanco estimates potential exposure based on consumer demographics, market share, and other available information when there is a significant risk of loss of employment within an industry or a significant employer in WesBanco’s markets. To management’s knowledge there are no concentrations of employment that would have a material adverse impact on the retail portfolio.

Most retail loans are originated directly by WesBanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods. WesBanco performs its own customary credit evaluation and underwriting before purchasing indirect loans. The credit risk associated with these loans is similar to that of loans originated by WesBanco, but additional risk may arise from WesBanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws. Indirect consumer loans represented $192 million or 38% of consumer loans at December 31, 2017 compared to $236 million or 59% at December 31, 2016, reflecting management’s intent to reduce the overall portfolio risk profile.

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

Banks that have been acquired by WesBanco serviced many of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, WesBanco continues to service these loans. As of December 31, 2017 and 2016, WesBanco serviced loans for others aggregating approximately $32.1 million and $40.9 million, respectively. The unamortized balance of mortgage servicing rights related to these loans is less than $0.5 million.

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

TABLE 17. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDR LOANS

	December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
90 days or more:
Commercial real estate—land and construction	$—	—	$—	—	$—	—	$71	0.03	$248	0.09
Commercial real estate—improved property	243	0.01	318	0.01	—	—	—	—	318	0.02
Commercial and industrial	20	0.00	229	0.02	33	—	22	—	—	—
Residential real estate	1,113	0.08	1,922	0.14	2,159	0.17	1,306	0.14	1,289	0.14
Home equity lines of credit	742	0.14	626	0.12	407	0.10	570	0.17	411	0.14
Consumer	608	0.18	644	0.16	527	0.13	319	0.13	325	0.13

Total 90 days or more	2,726	0.04	3,739	0.06	3,126	0.06	2,288	0.06	2,591	0.07

30 to 89 days:
Commercial real estate—land and construction	172	0.04	—	—	—	—	—	—	2	—
Commercial real estate—improved property	316	0.01	747	0.03	318	0.02	480	0.03	2,897	0.18
Commercial and industrial	721	0.06	1,522	0.14	275	0.04	216	0.03	1,310	0.24
Residential real estate	4,392	0.32	6,080	0.44	3,216	0.26	3,105	0.33	4,894	0.55
Home equity lines of credit	2,281	0.43	2,949	0.58	2,470	0.59	2,524	0.76	1,934	0.68
Consumer	3,290	0.97	4,731	1.19	4,726	1.16	3,022	1.24	3,794	1.52

Total 30 to 89 days	11,172	0.18	16,029	0.26	11,005	0.22	9,347	0.23	14,831	0.38

Total 30 days or more	$13,898	0.22	$19,768	0.32	$14,131	0.28	$11,635	0.29	$17,422	0.45

Loans past due 30 days or more and accruing interest and not reported as TDRs decreased $5.9 million representing 0.22% of total loans at December 31, 2017 as compared to 0.32% at December 31, 2016. This overall low level of delinquency is the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, lower unemployment and generally improved economic conditions.

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

Table 18 summarizes non-performing assets.

TABLE 18. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
TDRs accruing interest:
Commercial real estate—land and construction	$—	$—	$967	$—	$—
Commercial real estate—improved property	1,650	1,618	2,064	2,437	3,052
Commercial and industrial	128	152	205	329	415
Residential real estate	4,321	5,311	7,227	8,215	9,850
Home equity lines of credit	407	473	642	740	902
Consumer	65	92	443	345	642

Total TDRs accruing interest	6,571	7,646	11,548	12,066	14,861

Non-accrual loans:
Commercial real estate—land and construction	239	766	1,023	1,488	2,564
Commercial real estate—improved property	13,318	9,535	11,507	20,227	17,305
Commercial and industrial	2,958	4,299	8,148	4,110	4,380
Residential real estate	14,661	12,994	9,461	10,329	10,240
Home equity lines of credit	4,762	3,538	2,391	1,923	1,604
Consumer	887	652	851	741	540

Total non-accrual loans	36,825	31,784	33,381	38,818	36,633

Total non-performing loans	43,396	39,430	44,929	50,884	51,494
Real estate owned and repossessed assets	5,297	8,346	5,825	5,082	4,860

Total non-performing assets	$48,693	$47,776	$50,754	$55,966	$56,354

Non-performing loans as a percentage of total portfolio loans	0.68%	0.63%	0.89%	1.25%	1.32%
Non-performing assets as a percentage of total assets	0.50	0.49	0.60	0.89	0.92
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	0.77	0.76	1.00	1.37	1.45

Accruing TDRs decreased $1.1 million or 14.1% from December 31, 2016 to December 31, 2017. There were no TDRs greater than $1 million or more at December 31, 2016 or 2017. Accruing TDRs are not concentrated in any industry, property or type of loan; however, retail loans represent 72.9% of accruing TDR’s at December 31, 2017 compared to 76.9% at December 31, 2016. This includes loans that were discharged in Chapter 7 bankruptcy in the current or prior year but for which the borrower has continued to make payments for at least six consecutive months after the discharge.

Non-accrual loans increased $5.0 million or 15.9% from December 31, 2016 to December 31, 2017. Approximately $2.9 million or 7.8% of total non-accrual loans at December 31, 2017 also have restructured terms that would require them to be reported as a TDR if they were accruing interest, compared to $3.5 million or 11.2% of the total at December 31, 2016. These non-accrual loans are not concentrated in any industry, property or type of loan.

REO and repossessed assets decreased $3.0 million or 36.5% from December 31, 2016 to December 31, 2017. WesBanco seeks to minimize the period for which it holds REO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral. The average holding period of REO approximated 15 months at December 31, 2017 compared to 8 months at December 31, 2016. Repossessed assets are generally sold at auction within 60 days after repossession. Expenses associated with owning REO and repossessed assets charged to other expenses were $1.1 million for 2017 compared to $1.2 million for 2016. Net gains or losses on the disposition of REO and repossessed assets are credited or charged to non-interest income and approximated $1.0 million of net gains in 2017 and also $1.0 million in 2016.

Classified Loans—Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a description of internally assigned risk grades for commercial loans and a summary of loans by grade. WesBanco’s classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans and most commercial TDRs; however, TDRs may be upgraded after the borrower has repaid the loan in accordance with the restructured terms for a period of time, but such loans would generally continue to be reported as TDRs regardless of their grade. Classified loans decreased $12.1 million or 24.2% from December 31, 2016 to December 31, 2017, and represented 0.6% of total loans on December 31, 2017 compared to 0.8% on December 31, 2016.

Charge-offs and Recoveries—Total charge-offs increased $1.8 million or 16.9% to $12.7 million, while total recoveries remained constant at $4.3 million, resulting in an increase of $1.8 million in net charge-offs for 2017 compared to 2016. The total net loan charge-off rate of 0.13% of average loans at December 31, 2017 compared to 0.12% at December 31, 2016 is consistent with the overall low levels of criticized and classified loans, non-performing loans, an improved economy and a return of commercial and residential real estate values to pre-recession levels. Table 19 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 19. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Charge-offs:
Commercial real estate—land and construction	$72	$73	$—	$—	$536
Commercial real estate—improved property	2,381	1,886	4,915	2,426	6,915
Commercial and industrial	2,669	3,070	2,785	3,485	1,505
Residential real estate	1,064	937	1,803	2,437	3,079
Home equity lines of credit	1,221	397	1,502	652	549
Consumer	3,989	3,606	2,892	3,120	3,819

Total loan charge-offs	11,396	9,969	13,897	12,120	16,403
Deposit account overdrafts	1,293	884	846	779	880

Total charge-offs	12,689	10,853	14,743	12,899	17,283

Recoveries:
Commercial real estate—land and construction	100	5	1	—	125
Commercial real estate—improved property	533	1,543	840	603	615
Commercial and industrial	938	320	435	1,194	471
Residential real estate	339	445	604	454	401
Home equity lines of credit	230	274	262	115	116
Consumer	1,823	1,485	1,240	1,034	1,144

Total loan recoveries	3,963	4,072	3,382	3,400	2,872
Deposit account overdrafts	353	225	222	233	255

Total recoveries	4,316	4,297	3,604	3,633	3,127

Net charge-offs	$8,373	$6,556	$11,139	$9,266	$14,156

Net charge-offs as a percentage of average loans:
Commercial real estate—land and construction	—%	0.02%	—%	—%	0.18%
Commercial real estate—improved property	0.08	0.02	0.22	0.11	0.38
Commercial and industrial	0.15	0.31	0.33	0.39	0.20
Residential real estate	0.05	0.04	0.10	0.22	0.32
Home equity lines of credit	0.19	0.03	0.33	0.18	0.15
Consumer	0.60	0.53	0.45	0.88	1.01

Total net loan charge-offs	0.13	0.12	0.23	0.22	0.37

ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses increased $1.5 million in 2017 compared to 2016, and the total allowance for loan losses (“allowance”) increased $1.6 million or 3.7% from December 31, 2016 to December 31, 2017. The increase in the dollar amount of the allowance is attributable to management’s decision to increase certain qualitative factors that determine the adequacy of the allowance, offset by lower historical loss rates, improved credit quality, and charge-offs of loans that were specifically reserved in prior years with replacement of such specific reserves not being warranted.

The allowance represented 0.71% of total portfolio loans at December 31, 2017 compared to 0.70% at December 31, 2016. However, the allowance does not include the credit portion of the fair market value adjustment for acquired loans.

Table 20 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

TABLE 20. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance at beginning of year:
Allowance for loan losses	$43,674	$41,710	$44,654	$47,368	$52,699
Allowance for loan commitments	571	613	455	602	341

Total beginning balance	44,245	42,323	45,109	47,970	53,040

Provision for credit losses:
Provision for loan losses	9,983	8,520	8,195	6,552	8,825
Provision for loan commitments	3	(42)	158	(147)	261

Total provision for credit losses	9,986	8,478	8,353	6,405	9,086

Net charge-offs:
Total charge-offs	(12,689)	(10,853)	(14,743)	(12,899)	(17,283)
Total recoveries	4,316	4,297	3,604	3,633	3,127

Net charge-offs	(8,373)	(6,556)	(11,139)	(9,266)	(14,156)

Balance at end of year:
Allowance for loan losses	45,284	43,674	41,710	44,654	47,368
Allowance for loan commitments	574	571	613	455	602

Total ending balance	$45,858	$44,245	$42,323	$45,109	$47,970

Allowance for loan losses as a percentage of total loans	0.71%	0.70%	0.82%	1.09%	1.22%
Allowance for loan losses to non-accrual loans	1.23x	1.37x	1.25x	1.15x	1.29x
Allowance for loan losses to total non-performing loans	1.04x	1.11x	0.93x	0.88x	0.92x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.98x	1.01x	0.87x	0.84x	0.88x

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

Table 21 summarizes the components of the allowance.

TABLE 21. COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2017	2016	2015	2014	2013
General allowance	$44,896	$42,797	$40,189	$40,856	$46,636
Specific reserves	388	877	1,521	3,798	732

Total allowance for loan losses	45,284	43,674	41,710	44,654	47,368
Allowance for loan commitments	574	571	613	455	602

Total allowance for credit losses	$45,858	$44,245	$42,323	$45,109	$47,970

The general allowance is comprised of factors based on both historical loss experience and other qualitative factors. The general allowance increased $2.1 million or 4.9% from December 31, 2016 to December 31, 2017 primarily due to organic growth in the legacy portfolio. Specific reserves decreased $0.5 million from December 31, 2016 to December 31, 2017 and the allowance for loan commitments did not materially change over the last year.

Table 22 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 22. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses:
Commercial real estate—land and construction	$3,117	$4,348	$4,390	$5,654	$6,056
Commercial real estate—improved property	21,166	18,628	14,748	17,573	18,157
Commercial and industrial	9,414	8,412	10,002	9,063	9,925
Residential real estate	3,206	4,106	4,582	5,382	5,673
Home equity lines of credit	4,497	3,422	2,883	2,329	2,017
Consumer	3,063	3,998	4,763	4,078	5,020
Deposit account overdrafts	821	760	342	575	520

Total allowance for loan losses	45,284	43,674	41,710	44,654	47,368

Allowance for loan commitments:
Commercial real estate—land and construction	119	151	157	194	301
Commercial real estate—improved property	26	17	26	10	62
Commercial and industrial	173	188	260	112	130
Residential real estate	7	9	7	9	5
Home equity lines of credit	212	162	117	90	85
Consumer	37	44	46	40	19

Total allowance for loan commitments	574	571	613	455	602

Total allowance for credit losses	$45,858	$44,245	$42,323	$45,109	$47,970

Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, specific reserves and management’s judgment with respect to the impact of qualitative factors on each category of loans. Decreases in the allowances for all loan categories generally reflect either lower loan balances, historical loss rates or reductions in non-performing and classified commercial loans. Although the allowance for credit losses is allocated as described in Table 22, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb probable losses at December 31, 2017.

DEPOSITS

TABLE 23. DEPOSITS

	December 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Deposits
Non-interest bearing demand	$1,846,748	$1,789,522	$57,226	3.2
Interest bearing demand	1,625,015	1,546,890	78,125	5.1
Money market	1,024,856	995,477	29,379	3.0
Savings deposits	1,269,912	1,213,168	56,744	4.7
Certificates of deposit	1,277,057	1,495,822	(218,765)	(14.6)

Total deposits	$7,043,588	$7,040,879	$2,709	0.0

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 172 branches in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana. The FDIC insures all deposits up to $250,000 per account.

Total deposits remained virtually unchanged in 2017 as deposits increased by $2.7 million due to increases in most deposit categories being offset by a $218.8 million decrease in certificates of deposit. Interest-bearing demand deposits and non-interest-bearing demand deposits increased 5.1% and 3.2%, respectively, while savings and money market deposits increased 4.7% and 3.0%, respectively, due to corresponding marketing initiatives, incentives to open checking accounts paid to customers, focused retail and business strategies to obtain more account relationships and customers’ overall preference for shorter-term maturities. Deposit balances were also impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $243.4 million and $74.6 million for the years ended December 31, 2017 and 2016, respectively.

Certificates of deposit decreased by 14.6% in 2017 due primarily to an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to the Bank. The decrease is also impacted by lower offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $105.0 million in outstanding balances at December 31, 2017, of which $72.7 million represented one-way buys, compared to $135.2 million in total outstanding balances at December 31, 2016, of which $100.1 million represented one-way buys. ICS® balances totaled $65.9 million and $5.7 million at December 31, 2017 and 2016, respectively. Certificates of deposit greater than $250,000 were approximately $216.4 million at December 31, 2017 compared to $219.3 million at December 31, 2016. Certificates of deposit of $100,000 or more were approximately $581.6 million at December 31, 2017 compared to $681.5 million at December 31, 2016. Certificates of deposit totaling approximately $736.4 million at December 31, 2017 with a cost of 0.67% are scheduled to mature within the next year. The average rate on certificates of deposit increased 4 basis points to 0.73% for the year ended December 31, 2017 from 0.69% in 2016 with a similar increase experienced for jumbo certificates of deposit. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which includes offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 24. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Maturity:
Within three months	$169,063	$171,156	$(2,093)	(1.2)
Over three to six months	96,083	90,532	5,551	6.1
Over six to twelve months	105,289	126,824	(21,535)	(17.0)
Over twelve months	211,144	292,947	(81,803)	(27.9)

Total certificates of deposit of $100,000 or more	$581,579	$681,459	$(99,880)	(14.7)

Interest expense on certificates of deposit of $100,000 or more totaled approximately $4.4 million, $5.0 million and $4.9 million in 2017, 2016 and 2015, respectively.

BORROWINGS

TABLE 25. BORROWINGS

	December 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Federal Home Loan Bank Borrowings	$948,203	$968,946	$(20,743)	(2.1)
Other short-term borrowings	184,806	199,376	(14,570)	(7.3)
Subordinated debentures and junior subordinated debt	164,327	163,598	729	0.4

Total	$1,297,336	$1,331,920	$(34,584)	(2.6)

Borrowings are a significant source of funding for WesBanco but less than total deposits. During 2017, FHLB borrowings decreased $20.7 million from December 31, 2016, as $630.0 million advances were offset by $650.7 million in maturities. In addition, WesBanco extended the maturities of approximately $490.0 million of FHLB borrowings during the year at an average cost of 1.66%, which is lower than current short-term FHLB rates approximating 2.09%—2.31%.

WesBanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $45.9 million at December 31, 2017, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2017 and 2016 was estimated to be approximately $1.8 billion and $1.7 billion, respectively.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts and borrowings on a revolving line of credit at December 31, 2017 were $184.8 million compared to $199.4 million at December 31, 2016. The decrease in these borrowings occurred primarily as a result of a $33.0 million decrease in federal funds purchased, which was partially offset by an $18.4 million increase in securities sold under agreements to repurchase.

In September 2017, WesBanco renewed a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. The new revolving line of credit also requires WesBanco to maintain at all times a consolidated four quarter average return on average assets of > 0.70%, a Texas ratio of less than 25% (broadly defined as the ratio of non-performing assets to tangible common equity and the allowance for loan losses), unencumbered cash and marketable securities of at least $12.0 million, and to maintain at all times on a consolidated basis and for the Bank a total risk-based capital ratio of > 12.0%, a Tier 1 risk-based capital ratio of > 10.0% and a Tier 1 leverage ratio of > 7.0%. WesBanco was in compliance with all terms and conditions at December 31, 2017. There was no outstanding balance as of December 31, 2017 or 2016.

CONTRACTUAL OBLIGATIONS

TABLE 26. CONTRACTUAL OBLIGATIONS

		December 31, 2017 (1)
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$5,766,531	$—	$—	$—	$5,766,531
Certificates of deposit	9	736,435	372,578	132,643	35,401	1,277,057
Federal Home Loan Bank borrowings	10	540,770	405,168	294	1,971	948,203
Other short term borrowings	10	184,806	—	—	—	184,806
Subordinated debt and junior subordinated debt	11	—	—	—	164,327	164,327
Future benefit payments under pension plans (2)(3)	13	4,014	9,331	10,731	235,149	259,225
Director and executive officer retirement plans (2)	N/A	1,358	2,305	2,068	3,802	9,533
Consulting agreements (2)	N/A	30	52	25	—	107
Leases (2)	6	4,240	7,261	5,383	13,690	30,574
Software licenses and maintenance agreements (2)	N/A	1,215	2,431	2,431	1,215	7,292
Naming rights	N/A	250	500	500	250	1,500
Limited partnership funding commitments	8	7,317	2,956	571	665	11,509

Total		$7,246,966	$802,582	$154,646	$456,470	$8,660,664

(1)	Represents maturities of principal and excludes interest payments.
(2)	These payments are recognized as expense in the income statement when incurred and not necessarily at the time of payment.
(3)	Pension plan assets of $142.4 million were available at December 31, 2017 to absorb the undiscounted future estimated payments to plan participants.

Significant fixed and determinable contractual obligations as of December 31, 2017 are presented in the table above by due date. The amounts shown do not include future interest payments, accrued interest or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

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

CAPITAL RESOURCES

Shareholders’ equity increased to $1.4 billion at December 31, 2017 from $1.3 billion at December 31, 2016. The increase was due primarily to net income of $94.5 million, which was partially offset by a $4.4 million other comprehensive loss and the declaration of dividends to common shareholders of $45.8 million. The other comprehensive loss was due to an $869 thousand unrealized loss in the defined benefit pension plan, coupled with a $3.5 million unrealized loss in the securities portfolio.

For 2017, common dividends increased to $1.04 per share, or 8.3% on an annualized basis, compared to $0.96 per share in 2016. The common dividend per share payout ratio increased to 48.4% in 2017 from 44.4% in 2016, which is primarily attributable to common dividends increasing more rapidly than earnings year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 35% to 55%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors. The quarterly dividend was increased again in February 2018 to $0.29 per share, or 11.5%. The percentage of dividends paid on adjusted net income in 2017, defined as net income excluding net deferred tax asset revaluation and after-tax merger-related expenses was 42.2% as compared to 40.5% in 2016.

Under the current share repurchase plan, WesBanco purchased 13,010 shares during the twelve-month period ended December 31, 2017 from employees for the payment of withholding taxes to facilitate the vesting of restricted stock. At December 31, 2017, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,107,297 shares.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its banking subsidiary WesBanco Bank maintain Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. WesBanco Bank paid $72.0 million in dividends to WesBanco during 2017, or 73.9% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2017, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $58.7 million from the Bank.

WesBanco currently has $164.3 million in subordinated debt and junior subordinated debt in its Consolidated Balance Sheet, $138.6 million of which is junior subordinated debt. For regulatory purposes, trust preferred securities totaling $138.0 million, issued by unconsolidated trust subsidiaries of WesBanco underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019. The final capital rule establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities issued before May 19, 2010, and increases the capital required for certain categories of assets.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 64.1% at December 31, 2017 and deposit balances funded 71.8% of assets.

The following table lists the sources of liquidity from assets at December 31, 2017 expected within the next year:

(in thousands)
Cash and cash equivalents	$117,572
Securities with a maturity date within the next year and callable securities	171,537
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	199,166
Loans held for sale	20,320
Accruing loans scheduled to mature	914,662
Normal loan repayments	1,264,458

Total sources of liquidity expected within the next year	$2,687,715

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $7.0 billion at December 31, 2017. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $736.4 million at December 31, 2017, which includes jumbo regular certificates of deposit totaling $296.5 million with a weighted-average cost of 0.91%, and jumbo CDARS® deposits of $73.9 million with a weighted-average cost of 0.96%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at December 31, 2017 approximated $1.8 billion, compared to $1.7 billion at December 31, 2016. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At December 31, 2017, the Bank had unpledged available-for-sale securities with an amortized cost of $296.7 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is currently limited as only approximately 24.1% of the available-for-sale portfolio is unpledged, due to the pledging agreements that WesBanco has with their public deposit customers. Public deposit balances have increased significantly through the ESB and YCB acquisitions over the past two years. WesBanco’s held-to-maturity portfolio currently contains $583.2 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would no longer be available to WesBanco, for some time.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At December 31, 2017, WesBanco had a BIC line of credit totaling $197.6 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $285.0 million, of which $25.0 million was outstanding at December 31, 2017, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $159.8 million at December 31, 2017 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during 2017. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $78.6 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2017. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2017, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $58.7 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.8 billion at both December 31, 2017 and 2016, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 18, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2017 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

COMPARISON OF 2016 VERSUS 2015

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

For 2016, non-interest income increased $7.0 million or 9.4% compared to 2015. Service charges on deposits increased $1.6 million or 9.5% and electronic banking fees increased $1.2 million or 8.6% through a larger customer deposit base from the addition of YCB. Net securities gains increased $1.4 million in 2016 compared to 2015, primarily due to sales of securities to maintain total assets below $10 billion as a result of the acquisition of YCB, and calls of agency notes and municipal bonds. Net securities brokerage revenue decreased $1.2 million or 16.2% primarily as a result of the Bank’s strategy to retain deposits and lower overall sales. Other income increased $4.2 million due to a $2.7 million increase in commercial customer loan swap fee and market value-related income and improvement in various other income categories.

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

The provision for federal and state income taxes increased to $31.0 million in 2016 compared to $28.4 million in 2015. The increase in income tax expense was due to an $8.5 million increase in pre-tax income, which caused a slightly higher effective tax rate of 26.4% for 2016 compared to 26.0% for 2015.

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

WesBanco’s ALCO is a Board-level committee with Board and executive management representation, including the Chief Executive Officer, Chief Financial Officer, Chief Risk Management Officer and Senior Treasury Officer. It is responsible for monitoring and managing interest rate risk within Board-approved policy limits. Interest rate risk is monitored through the use of an earnings sensitivity simulation model and an economic value-at-risk model, measuring the fair value of net equity. These models are highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The key assumptions and strategies employed are analyzed and reviewed quarterly by the ALCO, while appropriate documentation is maintained.

The earnings sensitivity simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, security call dates, changes to various non-maturity deposit product betas, and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions used are based on historical experience, current market rates and economic forecasts, and are periodically back-tested and reviewed by third-party consultants. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results. In addition, this analysis does not consider all actions that management might employ in response to changes in interest rates as well as earning asset and costing liability balances.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100—400 basis points across the entire yield curve, compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10%—20% or less of net interest income from the stable rate base model over a twelve-month period. The table below shows WesBanco’s interest rate sensitivity at December 31, 2017 and December 31, 2016, assuming the above-noted interest rate increases as compared to a base model. In the current lower interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change are not shown due to the unrealistic nature of results associated with short-term negative rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2017	December 31, 2016
+400	8.3%	4.5%	(20.0%)
+300	6.2%	4.7%	(15.0%)
+200	4.0%	4.6%	(12.5%)
+100	2.4%	3.1%	(10.0%)
-100	(3.0%)	(2.3%)	(10.0%)

As per the table above, the earnings sensitivity simulation model at December 31, 2017 currently projects that net interest income for the next twelve-month period would decrease by 3.0% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.3% for the same scenario as of December 31, 2016.

For rising rate scenarios, net interest income would increase by between 2.4%—8.3% if rates were to increase by between 100—400 basis points as of December 31, 2017, compared to increases of between 3.1%—4.7% in a 100—400 basis point increasing rate environment as of December 31, 2016. If rates were to increase over a one-year period instead of an instantaneous shock, which management feels is a more practical scenario, then for a 200 basis point increasing rate ramp analysis, the model projects that net interest income would increase 2.2% over the next twelve months, as compared to a 3.2% increase at the end of 2016.

Management also utilizes a “Most Likely” forecast scenario to project net interest income over a rolling two-year time frame. This forecast is updated and reviewed quarterly, incorporating updated assumptions into the model such as estimated loan and deposit growth, balance sheet re-mixing strategies, changes in base forecasted rates for various maturities, competitive market spreads for various products and other assumptions. Such modeling helps to predict changes in forecasted outcomes and necessary adjustments to the plan to achieve management’s earnings goals.
The balance sheet shows generally increasing asset sensitivity in the higher rate change environments as of December 31, 2017, as compared to December 31, 2016, with differences resulting from changes in the mix of, and growth in various earning assets and costing liabilities, as well as adjustments for various modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds. Generally, deposit betas have increased over time in the model, while loan prepayment speeds have also increased to reflect various loan classifications’ propensity to prepay over time. Management believes that overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds, rate floors, lower than forecasted increases to loan yields, extension risk associated with residential mortgages and mortgage-related securities, and other earning asset and costing liability differences versus currently modeled assumptions. Commercial loan floors currently average 4.10% on approximately $1.2 billion, or 30% of total commercial loans at year-end, as compared to $1.3 billion or 32% of commercial loans at the prior year-end. Approximately 45% or $552.6 million of these loans are currently priced at their floor, as compared to 53% or $671.9 million a year ago. In a less than 100 basis point rising rate environment, these loans may not adjust as rapidly from their current floor level as compared to loans without floors.

The net interest margin has grown by 1 and 12 basis points, respectively, for the three and twelve month periods ended December 31, 2017 compared to last year, due to higher yielding earning assets from YCB, low deposit betas given recent federal funds rate increases, loan growth, and purchase accounting accretion. Further margin expansion is dependent on additional federal funds increases and the shape of the yield curve, in addition to continued execution of our business strategy to grow certain loan categories and remixing higher cost borrowings and CDs into lower cost transaction accounts, while controlling transaction account betas as rates rise. In addition, net purchase accounting accretion is expected to decrease throughout 2018, requiring loan growth and/or rate increases to offset such impact. Management currently anticipates that three additional short-term federal funds rate increases may occur by the end of 2018, relatively consistent with market and consensus economist expectations. Delays in implementing further rate increases, or increases to deposit betas beyond our current modeling assumptions for existing accounts, typically would have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Customers over the past few years have moved maturing CD balances to lower-costing transaction accounts as well as into non-deposit products. A portion of these lower-cost transaction account balances may migrate to higher-costing CDs or money market accounts as short-term rates continue to increase. Runoff of CDs from prior acquisitions, many of which customers had single service relationships as well as our own retail focus on increasing the number of relationships with our customers has been replaced with FHLB and other short-term borrowings. Certificates of deposit totaling approximately $736.4 million mature within the next year at an average cost of 0.67%. Approximately $490 million of short-term maturing FHLB borrowings in 2017 were replaced with higher cost, medium-term borrowings, which strategy was intended to improve asset sensitivity and liquidity measures. Maturing borrowings in 2018 may also be lengthened at a higher cost than the maturing borrowings’ average rate. In addition, with the pending First Sentry Bancshares acquisition, management is no longer intent on controlling the total size of the balance sheet in order to remain under $10 billion in total assets.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, to help offset mismatches in various asset maturities, and manage liquidity. CDARS® and ICS® deposits also may be used for similar purposes as well as for certain customers seeking higher-yielding instruments or maintaining deposit levels below individual FDIC insurance limits.

Current balance sheet strategies to manage the net interest margin in the expected rate environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable features;

•	selling a greater portion of residential mortgage loan production into the secondary market;

•	growing demand deposit account types to increase the relative portion of these account types to total deposits;

•	employing back-to-back loan swaps for certain commercial loan customers desiring a term fixed rate loan with the Bank receiving a variable rate;

•	extending FHLB term borrowings to balance asset/liability mismatches;

•	using the CDARS® and ICS® deposit programs to manage overall liability mix, and

•	managing the overall size of the investment portfolio as part of overall liquidity and balance sheet management strategies.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various rate scenarios. At December 31, 2017, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 1.8%, compared to an increase of 6.7% at December 31, 2016. In a 100 basis point falling rate environment at year-end, the model indicates a decrease of 3.1%, compared to a decrease of 9.8% as of the prior year-end. WesBanco’s policy is to limit such change to minus 10% increments for each 100 basis point change in interest rates. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, as well as changes in loan prepayment speeds and deposit decay rates.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on the assessment, management determined that, as of December 31, 2017, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Todd F. Clossin	/s/ Robert H. Young
Todd F. Clossin	Robert H. Young
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Shareholders and the Board of Directors of WesBanco, Inc.

Opinion on Internal Control over Financial Reporting

We have audited WesBanco, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WesBanco, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2018

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WesBanco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosure in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.

Pittsburgh, Pennsylvania

February 27, 2018

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2017	2016
ASSETS
Cash and due from banks, including interest bearing amounts of $19,826 and $21,913, respectively	$117,572	$128,170
Securities:
Trading securities, at fair value	7,844	7,071
Available-for-sale, at fair value	1,267,478	1,241,176
Held-to-maturity (fair values of $1,023,784 and $1,076,790, respectively)	1,009,500	1,067,967

Total securities	2,284,822	2,316,214

Loans held for sale	20,320	17,315

Portfolio loans, net of unearned income	6,341,441	6,249,436
Allowance for loan losses	(45,284)	(43,674)

Net portfolio loans	6,296,157	6,205,762

Premises and equipment, net	130,722	133,297
Accrued interest receivable	29,728	28,299
Goodwill and other intangible assets, net	589,264	593,187
Bank-owned life insurance	192,589	188,145
Other assets	155,004	180,488

Total Assets	$9,816,178	$9,790,877

LIABILITIES
Deposits:
Non-interest bearing demand	$1,846,748	$1,789,522
Interest bearing demand	1,625,015	1,546,890
Money market	1,024,856	995,477
Savings deposits	1,269,912	1,213,168
Certificates of deposit	1,277,057	1,495,822

Total deposits	7,043,588	7,040,879

Federal Home Loan Bank borrowings	948,203	968,946
Other short-term borrowings	184,805	199,376
Subordinated debt and junior subordinated debt	164,327	163,598

Total borrowings	1,297,335	1,331,920

Accrued interest payable	3,178	2,204
Other liabilities	76,756	74,466

Total Liabilities	8,420,857	8,449,469

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized; 44,043,244 and 43,931,715 shares issued in 2017 and 2016, respectively; 44,043,244 and 43,931,715 shares outstanding in 2017 and 2016, respectively	91,756	91,524
Capital surplus	684,730	680,507
Retained earnings	651,357	597,071
Treasury stock (0 shares in 2017 and 2016, respectively, at cost)	—	—
Accumulated other comprehensive loss	(31,495)	(27,126)
Deferred benefits for directors	(1,027)	(568)

Total Shareholders’ Equity	1,395,321	1,341,408

Total Liabilities and Shareholders’ Equity	$9,816,178	$9,790,877

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2017	2016	2015
INTEREST AND DIVIDEND INCOME
Loans, including fees	$272,007	$226,993	$203,993
Interest and dividends on securities:
Taxable	38,631	38,490	39,314
Tax-exempt	19,489	18,390	16,764

Total interest and dividends on securities	58,120	56,880	56,078

Other interest income	2,297	2,224	1,641

Total interest and dividend income	332,424	286,097	261,712

INTEREST EXPENSE
Interest bearing demand deposits	6,452	2,817	1,943
Money market deposits	2,775	1,860	1,914
Savings deposits	745	696	640
Certificates of deposit	10,108	10,419	11,033

Total interest expense on deposits	20,080	15,792	15,530

Federal Home Loan Bank borrowings	13,290	11,985	5,510
Other short-term borrowings	1,442	478	370
Subordinated debt and junior subordinated debt	7,317	4,512	3,315

Total interest expense	42,129	32,767	24,725

NET INTEREST INCOME	290,295	253,330	236,987
Provision for credit losses	9,986	8,478	8,353

Net interest income after provision for credit losses	280,309	244,852	228,634

NON-INTEREST INCOME
Trust fees	22,740	21,630	21,900
Service charges on deposits	20,532	18,333	16,743
Electronic banking fees	19,183	15,596	14,361
Net securities brokerage revenue	6,672	6,449	7,692
Bank-owned life insurance	4,794	4,064	4,863
Mortgage banking income	5,053	2,529	2,071
Net securities gains	567	2,357	948
Net gain on other real estate owned and other assets	658	790	356
Other income	8,641	9,751	5,532

Total non-interest income	88,840	81,499	74,466

NON-INTEREST EXPENSE
Salaries and wages	97,361	84,281	77,340
Employee benefits	29,933	27,952	26,896
Net occupancy	17,101	14,664	13,635
Equipment	16,026	14,543	13,194
Marketing	5,720	5,391	5,646
FDIC insurance	3,504	3,990	4,107
Amortization of intangible assets	4,940	3,598	3,136
Restructuring and merger-related expense	945	13,261	11,082
Other operating expenses	45,330	41,000	38,887

Total non-interest expense	220,860	208,680	193,923

Income before provision for income taxes	148,289	117,671	109,177
Provision for income taxes	53,807	31,036	28,415

NET INCOME	$94,482	$86,635	$80,762

EARNINGS PER COMMON SHARE
Basic	$2.15	$2.16	$2.15
Diluted	2.14	2.16	2.15

AVERAGE COMMON SHARES OUTSTANDING
Basic	44,003,208	40,100,320	37,488,331
Diluted	44,075,293	40,127,076	37,547,127

DIVIDENDS DECLARED PER COMMON SHARE	$1.04	$0.96	$0.92

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(in thousands)	2017	2016	2015
Net income	$94,482	$86,635	$80,762
Securities available-for-sale:
Net change in unrealized (losses) on securities available-for-sale	(1,702)	(6,761)	(10,552)
Related income tax benefit	717	2,461	3,875
Net securities gains reclassified into earnings	(42)	(2,251)	(596)
Related income tax expense	15	823	219

Net effect on other comprehensive income for the period	(1,012)	(5,728)	(7,054)

Securities held-to-maturity:
Amortization of unrealized gain transferred from available-for-sale	(326)	(357)	(494)
Related income tax expense	117	132	182

Net effect on other comprehensive income for the period	(209)	(225)	(312)

Defined benefit pension plan:
Amortization of net loss and prior service costs	3,247	3,046	3,205
Related income tax benefit	(1,053)	(1,153)	(1,201)
Recognition of unrealized gain (loss)	380	(3,329)	5,106
Related income tax (expense) benefit	(141)	1,217	(1,873)

Net effect on other comprehensive income for the period	2,433	(219)	5,237

Total other comprehensive gain (loss)	1,212	(6,172)	(2,129)

Comprehensive income	$95,694	$80,463	$78,633

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2017, 2016 and 2015
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Deferred Benefits for Directors	Total
(dollars in thousands, except shares and per share amounts)	Shares Outstanding	Amount
January 1, 2015	29,298,188	$61,182	$244,661	$504,578	$(2,151)	$(18,825)	$(1,255)	$788,190

Net income	—	—	—	80,762	—	—	—	80,762
Other comprehensive loss	—	—	—	—	—	(2,129)	—	(2,129)

Comprehensive income								78,633
Common dividends declared ($0.92 per share)	—	—	—	(35,419)	—	—	—	(35,419)
Shares issued for acquisition	9,178,531	19,122	274,507	—	—	—	—	293,629
Stock options exercised	60,275	—	(324)	—	1,925	—	—	1,601
Restricted stock granted	49,550	—	(1,558)	—	1,558	—	—	—
Repurchase of stock warrant	—	—	(2,247)	—	—	—	—	(2,247)
Treasury shares acquired	(126,909)	—	51	—	(3,972)	—	—	(3,921)
Stock compensation expense	—	—	1,666	—	—	—	—	1,666
Deferred benefits for directors—net	—	—	(462)	—	—	—	462	—

December 31, 2015	38,459,635	$80,304	$516,294	$549,921	$(2,640)	$(20,954)	$(793)	$1,122,132

Net income	—	—	—	86,635	—	—	—	86,635
Other comprehensive loss	—	—	—	—	—	(6,172)	—	(6,172)

Comprehensive income								80,463
Common dividends declared ($0.96 per share)	—	—	—	(39,485)	—	—	—	(39,485)
Shares issued for acquisition	5,423,348	11,071	162,934	—	3,144	—	—	177,149
Stock options exercised	101,190	139	1,707	—	1,074	—	—	2,920
Restricted stock granted	81,220	10	(2,281)	—	2,271	—	—	—
Treasury shares acquired	(133,678)	—	56	—	(3,849)	—	—	(3,793)
Stock compensation expense	—	—	2,022	—	—	—	—	2,022
Deferred benefits for directors—net	—	—	(225)	—	—	—	225	—

December 31, 2016	43,931,715	$91,524	$680,507	$597,071	$—	$(27,126)	$(568)	$1,341,408

Net income	—	—	—	94,482	—	—	—	94,482
Other comprehensive gain	—	—	—	—	—	1,212	—	1,212

Comprehensive income								95,694
Common dividends declared ($1.04 per share)	—	—	—	(45,777)	—	—	—	(45,777)
Adoption of accounting standard				5,581		(5,581)		—
Stock options exercised	54,584	78	794	—	657	—	—	1,529
Restricted stock granted	74,023	154	(154)	—	—	—	—	—
Treasury shares acquired	(17,078)	—	168	—	(657)	—	—	(489)
Stock compensation expense	—	—	2,956	—	—	—	—	2,956
Deferred benefits for directors—net	—	—	459	—	—	—	(459)	—

December 31, 2017	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$94,482	$86,635	$80,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	10,441	9,242	8,122
Other net amortization	8,871	8,768	6,460
Provision for credit losses	9,986	8,478	8,353
Net securities gains	(567)	(2,357)	(948)
Net gains on sales of mortgage loans	(5,053)	(2,529)	(2,071)
Stock compensation expense	2,956	2,022	1,666
Decrease in deferred income tax assets, net	27,112	10,824	10,665
Increase in cash surrender value of bank-owned life insurance	(4,794)	(4,064)	(4,863)
Contribution to pension plan	(5,000)	(5,750)	(7,500)
Loans originated for sale	(216,744)	(167,370)	(135,892)
Proceeds from the sale of loans originated for sale	213,610	159,831	135,928
Increase in trading securities	(773)	(620)	(263)
Net change in: accrued interest receivable and other assets	4,593	13,137	(4,293)
Net change in: accrued interest payable and other liabilities	2,944	7,404	(7,988)
Other—net	(438)	(574)	248

Net cash provided by operating activities	141,626	123,077	88,386

INVESTING ACTIVITIES
Net increase in loans held for investment	(90,225)	(174,952)	(293,306)
Securities available-for-sale:
Proceeds from sales	7,760	277,225	635,609
Proceeds from maturities, prepayments and calls	211,383	285,318	319,370
Purchases of securities	(252,314)	(213,894)	(526,502)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	118,180	110,954	75,295
Purchases of securities	(66,473)	(93,444)	(390,471)
Net cash received (paid) to acquire a business	—	4,863	(28,551)
Proceeds from bank-owned life insurance	349	19	7,803
Purchases of premises and equipment—net	(6,035)	(2,061)	(9,575)
Sale of portfolio loans—net	—	560	—

Net cash (used in) provided by investing activities	(77,375)	194,588	(210,328)

FINANCING ACTIVITIES
Increase (decrease) in deposits	4,262	(216,785)	(233,684)
Proceeds from Federal Home Loan Bank borrowings	680,000	140,000	941,910
Repayment of Federal Home Loan Bank borrowings	(700,716)	(233,988)	(515,388)
Increase (decrease) in other short-term borrowings	18,429	15,711	(4,334)
(Decrease) increase in federal funds purchased	(33,000)	58,000	—
Repayment of junior subordinated debt	—	—	(36,083)
Repurchase of common stock warrant	—	—	(2,247)
Dividends paid to common shareholders	(44,864)	(37,805)	(33,007)
Issuance of common stock	1,040	1,713	—
Treasury shares purchased—net	—	(3,026)	(2,542)

Net cash (used in) provided by financing activities	(74,849)	(276,180)	114,625

Net (decrease) increase in cash and cash equivalents	(10,598)	41,485	(7,317)
Cash and cash equivalents at beginning of the year	128,170	86,685	94,002

Cash and cash equivalents at end of the year	$117,572	$128,170	$86,685

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$42,534	$34,028	$27,969
Income taxes paid	22,875	22,075	15,855
Transfers of loans to other real estate owned	635	4,757	1,501
Transfers of portfolio loans to loans held for sale	—	560	—
Non-cash transactions related to YCB and ESB acquisitions	—	177,149	301,933

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 172 branches and 160 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc.

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

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has twelve wholly-owned trust subsidiaries (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 11, “Subordinated Debt and Junior Subordinated Debt”) and the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns non-controlling variable interests in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns. These VIEs are not consolidated into WesBanco’s financial statements because WesBanco is not considered the primary beneficiary. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. Refer to Note 8, “Investments in Limited Partnerships” for further detail.

Revenue Recognition—Interest and dividend income, loan fees, trust fees, fees and charges on deposit accounts, insurance commissions and other ancillary income related to the Bank’s deposits and lending activities, as well as income at WesBanco’s other subsidiary companies, are accrued as contractually earned.

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

Held-to-maturity securities: Securities that are purchased with the positive intent and ability to be held until their maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts. Transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Certain securities with less than 15% of their original purchase price remaining or have experienced measurable credit deterioration may be sold.

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

Loans and Loans Held for Sale—Loans originated by WesBanco are reported at the principal amount outstanding, net of unearned income, credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case accrual of income is discontinued. Loans originated and intended for sale are carried, in aggregate, at the estimated market value as WesBanco elected the fair value option on October 1, 2017.

Performing loans acquired in acquisitions are recorded at fair value with no carryover of related allowance for credit losses. The premium or discount derived from the fair market value adjustment is recognized into interest income using a level yield method over the remaining expected life of the loan. Refer to the “Acquired Loans” policy below for additional detail.

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

Troubled Debt Restructurings (“TDR”)—A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date, or the expected duration of the loan. The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reduction of the unpaid principal or interest. Additionally, all consumer bankruptcies are considered TDR; all TDRs are considered impaired loans.

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

Over the life of the loan, management continues to estimate cash flows expected to be collected for ASC 310-30 loans. Decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized in interest income on a prospective basis over the loan’s remaining life.

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

Allowance for Credit Losses—The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio and in future advances against loan commitments. Determining the amount of the allowance requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the appropriateness of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

The evaluation includes an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain commercial loans for impairment. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies, the volatility of historical loss rates and the velocity of changes in historical loss rates pertaining to the allowance for credit losses. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial real estate and commercial and industrial loans greater than $1 million that are reported as non-accrual or as a troubled debt restructuring are tested individually for impairment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves are established for loans that are not individually tested for impairment based on historical loss rates adjusted for the impact of the qualitative factors discussed above. Historical loss rates for commercial real estate and commercial and industrial loans are determined for each internal risk grade or group of pass grades using a migration analysis. Residential real estate, home equity and consumer loans are not risk graded, so historical loss rates are utilized to determine the total of each category of loans. Historical loss rates for deposit account overdrafts are based on actual losses in relation to average overdrafts for the period.

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

Goodwill is evaluated for impairment by either assessing qualitative factors to determine whether it is necessary to perform the goodwill impairment test, or WesBanco may elect to perform the goodwill impairment test. Under the qualitative assessment, WesBanco assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts, including goodwill. If it is more likely than not, the goodwill impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized based on the excess of a reporting unit’s carrying value over its fair value.

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

Interest Rate Lock Commitments—In order to attract potential home borrowers, WesBanco offers interest rate lock commitments (“IRLC”) to such potential borrowers. IRLC are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some IRLC expire prior to the funding of the related loan. For IRLC issued in connection with potential loans intended for sale, which consist primarily of originated longer-term fixed rate residential home mortgage loans that qualify for secondary market sale, the Bank enters into positions of forward month mortgage-backed security to be announced (“TBA”) contracts on a mandatory basis or a one-to-one forward sales contract on a best efforts basis.

A mortgage loan sold on a mandatory basis is sold to the secondary market when the mortgage loan is funded. WesBanco enters into TBA contracts in order to control interest rate risk during the period between the IRLC and the sale of the mortgage loan. The IRLC is executed between the mortgagee and WesBanco, and the forward TBA contract is executed between WesBanco and a counterparty. Both the IRLC and the forward TBA contract is considered a derivative. Both types of derivatives are recorded at fair value and are not designated in a qualified hedged accounting program. The changes in fair value are recorded in current earnings within mortgage banking income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration fallout. The fair value of forward TBA contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at fair value as “Loans Held for Sale” in the Consolidated Balance Sheets.

A mortgage loan sold on a best efforts basis is locked into a forward sales contract on the same day as the IRLC to control interest rate risk during the period between the IRLC and the sale of the mortgage loan. The IRLC is executed between the mortgagee and WesBanco, and the forward sales contract is executed between WesBanco and a counterparty. Both the IRLC and the forward sales contract are considered a derivative. Both types of derivatives are recorded at fair value and are not designated in a qualified hedged accounting program. The changes in fair value are recorded in current earnings within mortgage banking income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration fallout. The fair value of forward sales contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at fair value as “Loans Held for Sale” in the Consolidated Balance Sheets.

Derivative Instruments and Hedging Activities—WesBanco records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether WesBanco has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. WesBanco enters into back-to-back interest rate swaps with commercial banking customers and then with counter parties for the offsetting interest rate swap. Currently, none of WesBanco’s derivatives are designated in qualifying hedging relationships, as the derivatives are not used to manage risks within WesBanco’s assets or liabilities. As such, all changes in fair value of WesBanco’s derivatives are recognized directly in earnings.

Income Taxes—The provision for income taxes included in the Consolidated Statements of Income includes both federal and state income taxes and is based on income in the financial statements, rather than amounts reported on WesBanco’s income tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at which rates they are expected to turnaround. A test of the anticipated realizeability of deferred tax assets is performed at least annually.

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

Level 1—Quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market;

Level 3—Valuation is generated from model-based techniques where one or more significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of discounted cash flow models and similar techniques.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Earnings Per Common Share—Basic earnings per common share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. For diluted EPS, the weighted-average number of shares for the period is increased by the number of shares, which would be issued assuming the exercise of in-the-money common stock options and any outstanding warrants. Time-based restricted stock shares are recorded as issued and outstanding upon their grant, rather than upon vesting, and therefore are included in the weighted-average shares outstanding due to voting rights granted at the time restricted stock is granted. Performance and market-based restricted stock shares are recorded as issued and outstanding upon their achieving the required performance or market factors. These restricted shares are included in the number of shares outstanding for diluted EPS if their performance or market factors are expected to be achieved as of the reporting date.

Trust Assets—Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain money market trust assets are held on deposit at the Bank and are accounted for as such.

Stock-Based Compensation—Stock-based compensation awards granted, comprised of stock options, restricted stock, and total shareholder return (“TSR”) awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite service or performance period of each award. For service-based awards with graded vesting schedules, compensation expense is divided equally among the vesting periods with each separately vested portion of the award recognized in compensation expense on a straight-line basis over the requisite service period. For performance-based awards and TSR awards, compensation expense is recognized evenly over the performance period, based on the probability of the achievements of the performance or market conditions set forth in the plan. Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718)”, WesBanco recognizes forfeitures as they occur rather than estimate them over the life of the award.

Defined Benefit Pension Plan—WesBanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. WesBanco recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected stream of future benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially-derived market-related value, an assumed rate of annual compensation increase, and amortization or accretion of actuarial gains and losses as well as other actuarial assumptions. WesBanco utilizes a full yield curve approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The plan has been closed to new entrants since August 2007; however, benefits are still earned for those plan participants with continuing employment after August 2007.

Recent accounting pronouncements—In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The deferred tax asset and liability valuation adjustment as a result of the change in enacted federal tax rate is required to be included in income from continuing operations even in situations in which the related income tax effects of the items in accumulated other comprehensive income were originally recognized in other comprehensive income. The pronouncement permits reporting entities to reclass the stranded tax effects from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The pronouncement is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Upon early adoption of this pronouncement, WesBanco recorded a reclassification of $5.6 million, which is disclosed in Note 17, “Comprehensive Income/(Loss)”.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities.” The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. WesBanco is assessing the impact of ASU 2017-12 and does not expect it to have a material impact on WesBanco’s Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-07 that changes how an employer presents the net periodic benefit cost in the income statement for an employer-sponsored defined benefit pension and/or other postretirement benefit plans. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual period (i.e., only in the first interim period). For WesBanco, this update will be effective for the fiscal year beginning January 1, 2018. Upon adoption, WesBanco will reclassify the service cost component from employee benefits to salaries and wages, which are both components of non-interest expense. The service cost component for the twelve months ending December 31, 2017 was $2.6 million.

In January 2017, the FASB issued ASU 2017-04 that eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Public business entities that are a U.S. Securities and Exchange Commission (“SEC”) filer should adopt this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for WesBanco will be effective for the fiscal year beginning January 1, 2020. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09 that will require all excess income tax benefits or tax deficiencies of stock awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. WesBanco made a policy election to account for forfeitures as they occur rather than estimating them over the life of the award. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02 that will require entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. While we are currently assessing the impact of the adoption of this pronouncement, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated Balance Sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under non-cancellable operating leases are disclosed in Note 6, “Premises and Equipment”.

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

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, which amends the principle versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. WesBanco has completed the evaluation of the impact of this standard on individual customer contracts and determined this standard will not have a material impact on its Consolidated Financial Statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and bank-owned life insurance are accounted for under other U.S. GAAP standards and are therefore, out of scope of the ASC 606 revenue standard. Trust fees, service charges on deposits, electronic banking fees, net securities brokerage revenue, net gains on sales of mortgage loans, and net gain on other real estate owned and other assets are in scope of the ASC 606 revenue standard. Management has completed evaluating revenue contracts, as well as identifying WesBanco’s customers, performance obligations and material revenue streams. For the Company’s revenue streams, no material changes have been identified as to the timing of revenue recognition. The Company plans to adopt the revenue recognition standard under the modified retrospective approach as of January 1, 2018.

In January 2014, the FASB issued ASU No. 2014-01, which applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities. The pronouncement permits reporting entities to make an accounting policy election to account for these investments using the proportional amortization method if certain conditions exist. The pronouncement also requires disclosure that enables users of its financial statements to understand the nature of these investments in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The pronouncement is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. WesBanco made an accounting policy election to adopt the ASU in the first quarter of 2017. With the adoption of this pronouncement, WesBanco now classifies the amortization of the investment as a component of income tax expense (benefit). The amount for the three and twelve months ending December 31, 2017 was $0.3 million and $1.5 million, respectively, which is included in income tax expense within WesBanco’s Consolidated Financial Statements.

NOTE 2. MERGERS AND ACQUISITIONS

On November 13, 2017, WesBanco and First Sentry Bancshares, Inc. (“FTSB”), a bank holding company headquartered in Huntington, West Virginia which, as of September 30, 2017, had approximately $658.2 million in assets excluding goodwill, $527.6 million in total deposits, $402.4 million in total loans and five branches in West Virginia, entered into a definitive Agreement and Plan of Merger. The transaction will enhance WesBanco’s position in the Huntington, West Virginia Metropolitan Statisical Area. The transaction, valued approximately at $101.4 million, is scheduled to close early in April 2018. The acquisition was subject to approval by the appropriate banking regulatory authorities and the shareholders of FTSB, and such approvals were obtained in February 2018.

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

For the years ended December 31, 2017 and 2016, WesBanco recorded merger-related expenses of $0.5 million and $13.3 million, respectively, associated with the YCB acquisition.

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

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of December 31, 2016:

(in thousands)	September 9, 2016
Goodwill recognized as of December 31, 2016	$92,889
Change in fair value of net assets acquired:
Assets
Loans	(1,156)
Accrued income and other assets	743
Liabilities
Borrowings	—
Accrued expenses and other liabilities	269

Fair value of net assets acquired	$(144)

Increase in goodwill recognized	144

Goodwill recognized as of December 31, 2017	$93,033

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2017	2016	2015
Numerator for both basic and diluted earnings per common share:
Net income	$94,482	$86,635	$80,762

Denominator:
Total average basic common shares outstanding	44,003,208	40,100,320	37,488,331
Effect of dilutive stock options and other stock compensation	72,085	26,756	58,796

Total diluted average common shares outstanding	44,075,293	40,127,076	37,547,127

Earnings per common share—basic	$2.15	$2.16	$2.15
Earnings per common share—diluted	2.14	2.16	2.15

All options to purchase shares were included in the diluted shares computation for the year ended December 31, 2017 while 95,700 shares were not included in the computation for the year ended December 31, 2016 because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. All options to purchase shares were included in the year ended December 31, 2015 computation of net income per diluted share.

Market and performance-based restricted stock, totaling 24,675 shares, were not included in the computation of net income per diluted share for the year ended December 31, 2017 because the effect would be antidilutive. Market-based restricted stock, totaling 24,000 and 12,000 shares were not included in the computation of net income per diluted share for the years ended December 31, 2016 or 2015, respectively, because the effect would be antidilutive.

On September 9, 2016, WesBanco issued 5,423,348 shares of common stock (109,257 of which shares were treasury stock) to complete its acquisition of YCB. These shares are included in average shares outstanding beginning on that date. For additional information relating to the YCB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table shows the amortized cost and fair values of available-for-sale and held-to-maturity securities:

	December 31, 2017				December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Government sponsored entities and agencies	$72,425	$24	$(606)	$71,843	$54,803	$3	$(763)	$54,043
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	954,115	214	(19,407)	934,922	953,475	884	(16,070)	938,289
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	116,448	4	(1,585)	114,867	98,922	27	(2,139)	96,810
Obligations of states and political subdivisions	102,363	2,927	(460)	104,830	110,208	3,114	(1,659)	111,663
Corporate debt securities	35,234	228	(59)	35,403	35,292	117	(108)	35,301

Total debt securities	$1,280,585	$3,397	$(22,117)	$1,261,865	$1,252,700	$4,145	$(20,739)	$1,236,106
Equity securities	4,223	1,390	—	5,613	4,062	1,032	(24)	5,070

Total available-for-sale securities	$1,284,808	$4,787	$(22,117)	$1,267,478	$1,256,762	$5,177	$(20,763)	$1,241,176

Held-to-maturity
U.S. Government sponsored entities and agencies	$11,465	$—	$(325)	$11,140	$13,394	$—	$(414)	$12,980
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	170,025	544	(2,609)	167,960	215,141	1,279	(2,563)	213,857
Obligations of states and political subdivisions	794,655	17,364	(1,609)	810,410	805,019	15,652	(5,529)	815,142
Corporate debt securities	33,355	919	—	34,274	34,413	418	(20)	34,811

Total held-to-maturity securities	$1,009,500	$18,827	$(4,543)	$1,023,784	$1,067,967	$17,349	$(8,526)	$1,076,790

Total	$2,294,308	$23,614	$(26,660)	$2,291,262	$2,324,729	$22,526	$(29,289)	$2,317,966

Trading securities, which consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $7.8 million and $7.1 million, at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

The following table presents the fair value of available-for-sale and held-to-maturity securities by contractual maturity at December 31, 2017. In many instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2017
(in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed and Equity	Total
Available-for-sale
U.S. Government sponsored entities and agencies	$9,938	$1,990	$16,837	$6,888	$36,190	$71,843
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	934,922	934,922
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	114,867	114,867
Obligations of states and political subdivisions	3,964	18,827	39,020	43,019	—	104,830
Corporate debt securities	3,990	26,431	4,982	—	—	35,403
Equity securities (2)	—	—	—	—	5,613	5,613

Total available-for-sale securities	$17,892	$47,248	$60,839	$49,907	$1,091,592	$1,267,478

Held-to-maturity (3)
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$11,140	$11,140
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	167,960	167,960
Obligations of states and political subdivisions	4,855	106,502	406,338	292,715	—	810,410
Corporate debt securities	—	7,721	26,553	—	—	34,274

Total held-to-maturity securities	$4,855	$114,223	$432,891	$292,715	$179,100	$1,023,784

Total	$22,747	$161,471	$493,730	$342,622	$1,270,692	$2,291,262

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	Equity securities, which have no stated maturity, are not assigned a maturity category.
(3)	The held-to-maturity portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $1.4 billion and $1.2 billion at December 31, 2017 and 2016, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $7.8 million, $277.2 million and $635.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income net of tax, as of December 31, 2017, 2016 and 2015 were $13.3 million, $9.9 million and $4.2 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity securities for the years ended December 31, 2017, 2016 and 2015, respectively.

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Gross realized gains	$675	$2,638	$1,029
Gross realized losses	(108)	(281)	(81)

Net realized gains	$567	$2,357	$948

The following tables provide information on unrealized losses on investment securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2017 and 2016:

	December 31, 2017
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$24,776	$(160)	4	$42,248	$(771)	8	$67,024	$(931)	12
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	423,794	(5,039)	87	637,461	(16,977)	193	1,061,255	(22,016)	280
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	79,061	(1,089)	10	27,852	(496)	6	106,913	(1,585)	16
Obligations of states and political subdivisions	132,831	(852)	210	77,554	(1,217)	160	210,385	(2,069)	370
Corporate debt securities	4,015	(19)	1	1,948	(40)	1	5,963	(59)	2
Equity securities	—	—	—	—	—	—	—	—	—

Total temporarily impaired securities	$664,477	$(7,159)	312	$787,063	$(19,501)	368	$1,451,540	$(26,660)	680

	December 31, 2016
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$58,108	$(1,177)	11	$—	$—	—	$58,108	$(1,177)	11
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	969,174	(16,436)	232	58,839	(2,197)	14	1,028,013	(18,633)	246
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	88,169	(2,122)	14	679	(17)	2	88,848	(2,139)	16
Obligations of states and political subdivisions	364,583	(7,121)	604	2,047	(67)	3	366,630	(7,188)	607
Corporate debt securities	10,011	(78)	3	5,973	(50)	2	15,984	(128)	5
Equity securities	2,938	(24)	2	—	—	—	2,938	(24)	2

Total temporarily impaired securities	$1,492,983	$(26,958)	866	$67,538	$(2,331)	21	$1,560,521	$(29,289)	887

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $45.9 million and $46.4 million at December 31, 2017 and 2016, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. The deferred loan (costs) and fees were $(1.6) million and $0.3 million at December 31, 2017 and 2016, respectively. The unamortized discount on purchased loans from acquisitions was $21.9 million, including $10.5 million related to YCB, and $24.1 million at December 31, 2017 and 2016, respectively.

	December 31,	December 31,
(in thousands)	2017	2016
Commercial real estate:
Land and construction	$392,597	$496,539
Improved property	2,601,851	2,376,972

Total commercial real estate	2,994,448	2,873,511

Commercial and industrial	1,125,327	1,088,118
Residential real estate	1,353,301	1,383,390
Home equity	529,196	508,359
Consumer	339,169	396,058

Total portfolio loans	6,341,441	6,249,436

Loans held for sale	20,320	17,315

Total loans	$6,361,761	$6,266,751

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31, 2017
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,348	$18,628	$8,412	$4,106	$3,422	$3,998	$760	$43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total beginning allowance for credit losses	4,499	18,645	8,600	4,115	3,584	4,042	760	44,245

Provision for credit losses:
Provision for loan losses	(1,259)	4,386	2,733	(175)	2,066	1,231	1,001	9,983
Provision for loan commitments	(32)	9	(15)	(2)	50	(7)	—	3

Total provision for credit losses	(1,291)	4,395	2,718	(177)	2,116	1,224	1,001	9,986

Charge-offs	(72)	(2,381)	(2,669)	(1,064)	(1,221)	(3,989)	(1,293)	(12,689)
Recoveries	100	533	938	339	230	1,823	353	4,316

Net charge-offs	28	(1,848)	(1,731)	(725)	(991)	(2,166)	(940)	(8,373)

Balance at end of period:
Allowance for loan losses	3,117	21,166	9,414	3,206	4,497	3,063	821	45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total ending allowance for credit losses	$3,236	$21,192	$9,587	$3,213	$4,709	$3,100	$821	$45,858

	For the Year Ended December 31, 2016
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,390	$14,748	$10,002	$4,582	$2,883	$4,763	$342	$41,710
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total beginning allowance for credit losses	4,547	14,774	10,262	4,589	3,000	4,809	342	42,323

Provision for credit losses:
Provision for loan losses	26	4,223	1,160	16	662	1,356	1,077	8,520
Provision for loan commitments	(6)	(9)	(72)	2	45	(2)	—	(42)

Total provision for credit losses	20	4,214	1,088	18	707	1,354	1,077	8,478

Charge-offs	(73)	(1,886)	(3,070)	(937)	(397)	(3,606)	(884)	(10,853)
Recoveries	5	1,543	320	445	274	1,485	225	4,297

Net charge-offs	(68)	(343)	(2,750)	(492)	(123)	(2,121)	(659)	(6,556)

Balance at end of period:
Allowance for loan losses	4,348	18,628	8,412	4,106	3,422	3,998	760	43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total ending allowance for credit losses	$4,499	$18,645	$8,600	$4,115	$3,584	$4,042	$760	$44,245

	For the Year Ended December 31, 2015
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$5,654	$17,573	$9,063	$5,382	$2,329	$4,078	$575	$44,654
Allowance for loan commitments	194	10	112	9	90	40	—	455

Total beginning allowance for credit losses	5,848	17,583	9,175	5,391	2,419	4,118	575	45,109

Provision for credit losses:
Provision for loan losses	(1,265)	1,250	3,289	399	1,794	2,337	391	8,195
Provision for loan commitments	(37)	16	148	(2)	27	6	—	158

Total provision for credit losses	(1,302)	1,266	3,437	397	1,821	2,343	391	8,353

Charge-offs	—	(4,915)	(2,785)	(1,803)	(1,502)	(2,892)	(846)	(14,743)
Recoveries	1	840	435	604	262	1,240	222	3,604

Net charge-offs	1	(4,075)	(2,350)	(1,199)	(1,240)	(1,652)	(624)	(11,139)

Balance at end of period:
Allowance for loan losses	4,390	14,748	10,002	4,582	2,883	4,763	342	41,710
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total ending allowance for credit losses	$4,547	$14,774	$10,262	$4,589	$3,000	$4,809	$342	$42,323

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
December 31, 2017
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$388	$—	$—	$—	$—	$—	$388
Allowance for loans collectively evaluated for impairment	3,117	20,778	9,414	3,206	4,497	3,063	821	44,896
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total allowance for credit losses	$3,236	$21,192	$9,587	$3,213	$4,709	$3,100	$821	$45,858

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,344	$—	$—	$—	$—	$—	$3,344
Collectively evaluated for impairment	391,140	2,593,393	1,124,544	1,352,587	529,196	339,163	—	6,330,023
Acquired with deteriorated credit quality	1,457	5,114	783	714	—	6	—	8,074

Total portfolio loans	$392,597	$2,601,851	$1,125,327	$1,353,301	$529,196	$339,169	$—	$6,341,441

December 31, 2016
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$470	$407	$—	$—	$—	$—	$877
Allowance for loans collectively evaluated for impairment	4,348	18,158	8,005	4,106	3,422	3,998	760	42,797
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total allowance for credit losses	$4,499	$18,645	$8,600	$4,115	$3,584	$4,042	$760	$44,245

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,012	$1,270	$—	$—	$—	$—	$4,282
Collectively evaluated for impairment	494,928	2,364,067	1,086,445	1,382,447	508,359	396,049	—	6,232,295
Acquired with deteriorated credit quality	1,611	9,893	403	943	—	9	—	12,859

Total portfolio loans	$496,539	$2,376,972	$1,088,118	$1,383,390	$508,359	$396,058	$—	$6,249,436

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

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

Commercial and industrial loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes; term loans to finance fixed assets other than real estate, and letters of credit to support trade, insurance or governmental requirements for a variety of businesses. Most C&I borrowers are privately-held companies with annual sales up to $100 million. Factors that are considered for commercial and industrial loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk. The type, age, condition, location and any environmental risks associated with a property are also considered for all types of commercial real estate. The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan. The following paragraphs provide descriptions of risk grades that are applicable to commercial real estate and commercial and industrial loans.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2017
Pass	$386,753	$2,548,805	$1,110,267	$4,045,825
Criticized—compromised	2,984	25,673	7,435	36,092
Classified—substandard	2,860	27,373	7,625	37,858
Classified—doubtful	—	—	—	—

Total	$392,597	$2,601,851	$1,125,327	$4,119,775

As of December 31, 2016
Pass	$489,380	$2,324,755	$1,072,751	$3,886,886
Criticized—compromised	4,405	15,295	5,078	24,778
Classified—substandard	2,754	36,922	10,289	49,965
Classified—doubtful	—	—	—	—

Total	$496,539	$2,376,972	$1,088,118	$3,961,629

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $22.8 million at December 31, 2017 and $20.6 million at December 31, 2016, of which $2.5 and $3.4 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired YCB Loans—The carrying amount of loans acquired from YCB with deteriorated credit quality at December 31, 2017 and December 31, 2016 was $4.3 million and $5.7 million, respectively, of which $0.8 million and $1.4 million, respectively, were accounted for under the cost recovery method in accordance with ASC 310-30, as cash flows cannot be reasonably estimated, and therefore are categorized as non-accrual. At December 31, 2017, the accretable yield was $0.7 million. As of December 31, 2017 and December 31, 2016, no allowance for loan loss was recognized related to the YCB acquired impaired loans.

Acquired ESB Loans—The carrying amount of loans acquired from ESB Financial Corporation and ESB Bank (“ESB”), which WesBanco acquired on February 10, 2015, with deteriorated credit quality at December 31, 2017 and December 31, 2016 was $3.7 million and $7.2 million, respectively, of which $3.5 million and $0, respectively, were accounted for under the cost recovery method in accordance with ASC 310-30, as cash flows cannot be reasonably estimated, and therefore are categorized as non-accrual. At December 31, 2017, the accretable yield was $1.0 million. As of December 31, 2017 and December 31, 2016, an allowance for loan losses of $2.0 million and $1.8 million, respectively, was recognized related to the ESB acquired impaired loans, as the estimates for future cash flows on these loans have been negatively impacted.

The following table provides changes in accretable yield for all loans acquired with deteriorated credit quality:

	For the Years Ended
(in thousands)	December 31, 2017	December 31, 2016
Balance at beginning of period	$1,717	$1,206
Acquisitions	—	837
Reduction due to change in projected cash flows	—	(484)
Reclass from non-accretable difference	1,719	1,065
Transfers	(216)	(328)
Accretion	(1,496)	(579)

Balance at end of period	$1,724	$1,717

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2017
Commercial real estate:
Land and construction	$392,189	$—	$172	$236	$408	$392,597	$—
Improved property	2,589,704	374	1,200	10,573	12,147	2,601,851	243

Total commercial real estate	2,981,893	374	1,372	10,809	12,555	2,994,448	243
Commercial and industrial	1,121,957	572	196	2,602	3,370	1,125,327	20
Residential real estate	1,338,240	4,487	2,376	8,198	15,061	1,353,301	1,113
Home equity	522,584	2,135	683	3,794	6,612	529,196	742
Consumer	334,723	2,466	842	1,138	4,446	339,169	608

Total portfolio loans	6,299,397	10,034	5,469	26,541	42,044	6,341,441	2,726
Loans held for sale	20,320	—	—	—	—	20,320	—

Total loans	$6,319,717	$10,034	$5,469	$26,541	$42,044	$6,361,761	$2,726

Impaired loans included above are as follows:
Non-accrual loans	$9,195	$1,782	$2,033	$23,815	27,630	$36,825
TDRs accruing interest (1)	6,055	348	168	—	516	6,571

Total impaired	$15,250	$2,130	$2,201	$23,815	$28,146	$43,396

As of December 31, 2016
Commercial real estate:
Land and construction	$496,245	$—	$—	$294	$294	$496,539	$—
Improved property	2,367,790	1,154	363	7,665	9,182	2,376,972	318

Total commercial real estate	2,864,035	1,154	363	7,959	9,476	2,873,511	318
Commercial and industrial	1,082,390	2,508	1,011	2,209	5,728	1,088,118	229
Residential real estate	1,365,956	6,701	1,043	9,690	17,434	1,383,390	1,922
Home equity	502,087	2,358	862	3,052	6,272	508,359	626
Consumer	390,354	3,674	1,149	881	5,704	396,058	644

Total portfolio loans	6,204,822	16,395	4,428	23,791	44,614	6,249,436	3,739
Loans held for sale	17,315	—	—	—	—	17,315	—

Total loans	$6,222,137	$16,395	$4,428	$23,791	$44,614	$6,266,751	$3,739

Impaired loans included above are as follows:
Non-accrual loans	$7,570	$3,479	$923	$19,812	24,214	$31,784
TDRs accruing interest (1)	7,014	342	50	240	632	7,646

Total impaired	$14,584	$3,821	$973	$20,052	$24,846	$39,430

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	December 31, 2017			December 31, 2016
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$412	$239	$—	$1,212	$766	$—
Improved property	18,229	12,863	—	9,826	8,141	—
Commercial and industrial	3,745	3,086	—	4,456	3,181	—
Residential real estate	20,821	18,982	—	20,152	18,305	—
Home equity	5,833	5,169	—	4,589	4,011	—
Consumer	1,084	952	—	884	744	—

Total impaired loans without a specific allowance	50,124	41,291	—	41,119	35,148	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,105	2,105	388	3,012	3,012	470
Commercial and industrial	—	—	—	4,875	1,270	407

Total impaired loans with a specific allowance	2,105	2,105	388	7,887	4,282	877

Total impaired loans	$52,229	$43,396	$388	$49,006	$39,430	$877

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$460	$—	$993	$—	$2,156	$41
Improved property	10,790	436	9,128	115	17,192	437
Commercial and industrial	3,577	8	3,188	9	2,979	170
Residential real estate	17,991	252	17,021	308	17,876	862
Home equity	4,599	19	3,502	20	2,924	90
Consumer	787	7	909	8	1,199	105

Total impaired loans without a specific allowance	38,204	722	34,741	460	44,326	1,705

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	4,446	—	3,012	—	5,896	—
Commercial and industrial	254	—	3,214	—	3,579	292

Total impaired loans with a specific allowance	4,700	—	6,226	—	9,475	292

Total impaired loans	$42,904	$722	$40,967	$460	$53,801	$1,997

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2017	December 31, 2016
Commercial real estate:
Land and construction	$239	$766
Improved property	13,318	9,535

Total commercial real estate	13,557	10,301

Commercial and industrial	2,958	4,299
Residential real estate	14,661	12,994
Home equity	4,762	3,538
Consumer	887	652

Total	$36,825	$31,784

(1)

At December 31, 2017, there were three borrowers with loans greater than $1.0 million totaling $6.8 million, as compared to two borrowers with loans greater than $1.0 million totaling $4.3 million at December 31, 2016. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2017			December 31, 2016
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$3	$3	$—	$8	$8
Improved property	1,650	428	2,078	1,618	688	2,306

Total commercial real estate	1,650	431	2,081	1,618	696	2,314

Commercial and industrial	128	97	225	152	151	303
Residential real estate	4,321	1,880	6,201	5,311	2,212	7,523
Home equity	407	337	744	473	297	770
Consumer	65	120	185	92	190	282

Total	$6,571	$2,865	$9,436	$7,646	$3,546	$11,192

As of December 31, 2017 and December 31, 2016, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.1 million and $0 as of December 31, 2017 and 2016, respectively.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2017 and 2016:

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved property	2	345	331	—	—	—

Total commercial real estate	2	345	331	—	—	—

Commercial and industrial	1	64	58	2	125	120
Residential real estate	3	144	137	4	178	166
Home equity	2	68	61	1	44	40
Consumer	5	43	30	14	98	74

Total	13	$664	$617	21	$445	$400

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the years ended December 31, 2017 and 2016 that were restructured within the last twelve months prior to December 31, 2017 and 2016:

	Defaulted TDRs (1) For the Year Ended December 31, 2017		Defaulted TDRs (1) For the Year Ended December 31, 2016
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	2	128	—	—
Home equity	1	7	—	—
Consumer	—	—	1	16

Total	3	$135	1	$16

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2017 and 2016.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

The following table summarizes the recognition of interest income on impaired loans:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Average impaired loans	$42,904	$40,967	$53,801
Amount of contractual interest income on impaired loans	3,089	2,747	3,061
Amount of interest income recognized on impaired loans	722	460	1,997

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2017	2016
Other real estate owned	$5,195	$8,206
Repossessed assets	102	140

Total other real estate owned and repossessed assets	$5,297	$8,346

At December 31, 2017, other real estate owned included $0.4 million from the YCB acquisition. Residential real estate included in other real estate owned at December 31, 2017 and December 31, 2016 was $1.5 million and $1.6 million, respectively. At December 31, 2017, formal foreclosure proceedings were in process on residential real estate loans totaling $3.5 million.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2017	2016
Land and improvements	$41,209	$43,059
Buildings and improvements	141,960	136,546
Furniture and equipment	75,816	72,050

Total cost	258,985	251,655
Accumulated depreciation and amortization	(128,263)	(118,358)

Total premises and equipment, net	$130,722	$133,297

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2017, 2016 and 2015 was $10.4 million, $9.2 million and $8.1 million, respectively.

WesBanco leases certain premises and equipment under non-cancellable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under leases was $4.2 million, $3.5 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2017 are as follows (in thousands):

Year	Amount
2018	$4,240
2019	3,713
2020	3,548
2021	3,089
2022	2,294
2023 and thereafter	13,690

Total	$30,574

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $573.9 million and $573.8 million at December 31, 2017 and 2016, respectively all of which relates to the Community Banking segment. WesBanco’s other intangible assets of $15.3 million and $19.4 million at December 31, 2017 and 2016, respectively, primarily consist of core deposit and other customer list intangibles which have finite lives and are amortized using straight line and accelerated methods. WesBanco recognized $93.0 million in goodwill and $12.0 million in core deposit intangibles in connection with the YCB acquisition. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of core deposit and customer list intangible assets totaled $4.1 million, $2.9 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. WesBanco completed its annual goodwill impairment evaluation as of November 30, 2017 and determined that goodwill was not impaired as of December 31, 2017 as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2017. Additionally, there were no events or changes in circumstances indicating impairment of intangible assets as of December 31, 2017.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2017	2016
Other intangible assets:
Gross carrying amount	$37,725	$37,725
Accumulated amortization	(22,407)	(18,341)

Net carrying amount of other intangible assets	$15,318	$19,384

The following table shows the amortization on WesBanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2018	$3,543
2019	3,037
2020	2,564
2021	2,122
2022	1,701

As part of the YCB and ESB acquisitions, WesBanco entered into non-compete agreements with former YCB and ESB executives with terms ranging from one to four years. The non-compete agreements are recognized in other assets on the balance sheet with the amortization expense recognized in amortization of intangible assets on the income statement. Amortization expense of non-compete agreements totaled $0.9 million and $0.7 million in 2017 and 2016, respectively and is expected to be $0.6 million, $0.2 million and $0 million in the next three years, respectively.

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because WesBanco is not considered the primary beneficiary. All of WesBanco’s investments in limited partnerships are privately held, and their market values are not readily available. At December 31, 2017 and 2016,

WesBanco had $15.6 million and $14.3 million, respectively, invested in these partnerships. WesBanco also recognizes the unconditional unfunded equity commitments of $10.7 million and $8.2 million at December 31, 2017 and 2016, respectively, in other liabilities. For the years ended December 31, 2016 and 2015, WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses and impairment of $0.9 million, and $0.6 million, respectively. WesBanco made an accounting policy election to adopt ASU No. 2014-01 in the first quarter of 2017. With the adoption of this pronouncement, WesBanco now classifies the amortization of the investment as a component of income tax expense (benefit) and is proportionally amortized over the tax credit period. The amount for the year ended December 31, 2017 was $1.5 million, which is included in income tax expense within WesBanco’s Consolidated Financial Statements. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $1.6 million, $0.8 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

WesBanco is also a limited partner in seven other limited partnerships which provide seed money and capital to startup companies, and financing to low-income housing projects. At December 31, 2017 and 2016, WesBanco had $5.4 million and $5.2 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ net income of $47 thousand, net income of $19 thousand and net loss of $1 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $581.6 million and $681.5 million as of December 31, 2017 and 2016, respectively. Interest expense on certificates of deposit of $100 thousand or more was $4.4 million, $5.0 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2018	$736,435
2019	218,392
2020	154,186
2021	83,079
2022	49,564
2023 and thereafter	35,401

Total	$1,277,057

NOTE 10. FHLB AND OTHER SHORT-TERM BORROWINGS

WesBanco is a member of the FHLB system. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2017 and 2016, WesBanco had FHLB borrowings of $948.2 million and $968.9 million, respectively, with a remaining weighted-average interest rate of 1.57% and 1.19%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $45.9 million and $46.4 million at December 31, 2017 and 2016, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at December 31, 2017 and 2016 was estimated to be approximately $1.8 billion and $1.7 billion, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2017 based on their contractual maturity dates and interest rates (dollars in thousands):

Year	Scheduled Maturity	Weighted Average Rate
2018	$540,770	1.40%
2019	334,104	1.78%
2020	71,064	1.96%
2021	294	5.22%
2022	—	0.00%
2023 and thereafter	1,971	1.42%

Total	$948,203	1.57%

Other short-term borrowings of $184.8 million and $199.4 million at December 31, 2017 and 2016, respectively, consist of securities sold under agreements to repurchase, federal funds purchased, and outstanding borrowings on a revolving line of credit. At December 31, 2017 and 2016, securities sold under agreements to repurchase were $159.8 million and $141.4 million, respectively, with a weighted average interest rate during the year of 0.67% and 0.38%, respectively. There were $25 million and $58.0 million, respectively, in outstanding balances of fed funds purchased at December 31, 2017 and 2016 with interest rates of 1.60% and 0.85%, respectively.

In September 2017, WesBanco renewed a revolving line of credit, which is a senior obligation of the parent company with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There were no outstanding balances as of December 31, 2017 or 2016.

NOTE 11. SUBORDINATED DEBT AND JUNIOR SUBORDINATED DEBT

WesBanco had $25.8 million of subordinated debt outstanding at December 31, 2017 that was issued by the former YCB, acquired by WesBanco in 2016. These notes have a fixed rate of 6.25%, mature on December 15, 2025, and are callable on December 15, 2020. The interest rate will become a variable rate equal to 3-month LIBOR plus 4.59% on the call date. The subordinated debt is considered Tier 2 regulatory capital for WesBanco and WesBanco Bank.

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

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. All of the Trust Preferred Securities qualified under the current rules as Tier 1 instruments at December 31, 2017, but no such securities issued in the future will count as Tier 1 capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

The following table shows WesBanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2017:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
WesBanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	5,000	155	5,155	6/30/2035	6/30/2015
Community Bank Shares Statutory Trust I (3)	6,252	217	6,469	6/17/2034	6/17/2014
Community Bank Shares Statutory Trust II (8)	8,476	310	8,786	6/15/2036	6/15/2016
First Federal Statutory Trust II (9)	8,419	310	8,729	3/22/2037	3/15/2017
First Federal Statutory Trust III (10)	8,144	240	8,384	6/24/2038	6/24/2018

Total	$134,291	$4,273	$138,564

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 4.84% through March 30, 2018, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 4.77% through March 26, 2018, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 4.25% through March 17, 2018, adjustable quarterly.
(4)	Variable rate based on the three-month LIBOR plus 1.77% with a current rate of 3.37% through March 17, 2018, adjustable quarterly.
(5)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 3.75% through January 18, 2018, adjustable quarterly.
(6)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 3.65% through January 18, 2018, adjustable quarterly.
(7)	Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 3.29% through March 30, 2018, adjustable quarterly.
(8)	Variable rate based on the three-month LIBOR plus 1.70% with a current rate of 3.29% through March 15, 2018, adjustable quarterly.
(9)	Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 3.19% through March 15, 2018, adjustable quarterly.
(10)	Fixed rate of 8.00% through maturity, callable June 24, 2018 and thereafter at par.

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

Loan Swaps

WesBanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that WesBanco executes with a third party, such that WesBanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of FASB ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of December 31, 2017 and 2016, WesBanco had 39 and 24, respectively, interest rate swaps with an aggregate notional amount of $298.2 and $206.9 million, respectively, related to this program. During the years ended December 31, 2017, 2016, and 2015, WesBanco recognized (net loss) net gains of $(0.4) million, $0.5 million and $3 thousand, respectively, related to the changes in fair value of these swaps. Additionally, WesBanco recognized $2.3 million, $2.5 million and $0.2 million income for the related swap fees for the years ended December 31, 2017, 2016, and 2015, respectively.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as WesBanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. WesBanco sells loans to the secondary market on a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. WesBanco enters into forward TBA contracts to manage the interest rate risk between the loan commitment and the closing of the loan. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower.

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

The table below presents the fair value of WesBanco’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2017 and December 31, 2016:

	December 31, 2017			December 31, 2016
(in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$298,223	$7,351	$7,345	$206,923	$5,596	$5,199
Other contracts:
Interest rate loan commitments	20,319	49	—	19,453	—	123
Best efforts forward delivery commitments	2,905	—	6	19,453	79	—
Forward TBA contracts	31,750	—	23	—	—	—

Total derivatives		$7,400	$7,374		$5,675	$5,322

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the years ended December 31, 2017, 2016 and 2015, respectively.

		For the Years Ended December 31,
(in thousands)	Location of Gain/(Loss)	2017	2016	2015
Interest rate swaps	Other income	$(391)	$495	$3
Interest rate loan commitments	Mortgage banking income	49	(123)	15
Best efforts forward sales contracts	Mortgage banking income	(6)	79	5
Forward TBA contracts	Mortgage banking income	(23)	—	—

Total		$(371)	$451	$23

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

WesBanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $3.0 million as of December 31, 2017. If WesBanco had breached any of these provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2017	2016
Accumulated benefit obligation at end of year	$119,559	$104,775

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$115,458	$109,400
Service cost	2,578	2,799
Interest cost	4,393	5,094
Actuarial (gain) loss	12,172	2,569
Acquisition	—	1,392
Benefits paid	(4,294)	(5,796)

Projected benefit obligation at end of year	$130,307	$115,458

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$121,597	$113,292
Actual return on plan assets	20,119	7,125
Employer contribution	5,000	5,750
Acquisition	—	1,226
Benefits paid	(4,294)	(5,796)

Fair value of plan assets at end of year	$142,422	$121,597

Amounts recognized in the statement of financial position:
Funded status	$12,115	$6,139

Net amounts recognized as receivable pension costs in the consolidated balance sheets	$12,115	$6,139

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$104	$130
Unrecognized net loss	24,336	27,857

Net amounts recognized in accumulated other comprehensive income (before tax)	$24,440	$27,987

Weighted average assumptions used to determine benefit obligations:
Discount rate	3.81%	4.46%
Rate of compensation increase	3.70%	3.74%
Expected long-term return on assets	6.30%	6.30%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the years ended December 31,
(dollars in thousands)	2017	2016	2015
Components of net periodic benefit cost:
Service cost—benefits earned during year	$2,578	$2,799	$3,355
Interest cost on projected benefit obligation	4,393	5,094	4,870
Expected return on plan assets	(7,647)	(7,719)	(7,735)
Amortization of prior service cost	26	26	26
Amortization of net loss	3,221	3,020	3,179

Net periodic pension cost	$2,571	$3,220	$3,695

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss for period	$(300)	$3,329	$(5,106)
Amortization of prior service cost	(26)	(26)	(26)
Amortization of net loss	(3,221)	(3,020)	(3,179)

Total recognized in other comprehensive income	$(3,547)	$283	$(8,311)

Total recognized in net periodic pension cost and other comprehensive income	$(976)	$3,503	$(4,616)

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.46%	4.74%	4.33%
Rate of compensation increase	3.74%	3.82%	3.77%
Expected long-term return on assets	6.30%	6.79%	7.00%

On December 31, 2016, WesBanco changed the method used to estimate the service and interest components of net periodic benefit cost for pension benefits. This change compared to the previous method resulted in a decrease in the service and interest components for pension cost. Historically, WesBanco estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. WesBanco has elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The change has been made to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the plan’s total benefit obligations as the change in the service and interest costs is completely offset in the actuarial (gain) loss reported. The service cost and interest cost for the plan was reduced by approximately $1.0 million in 2017 as a result of this change. WesBanco accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly accounted for it prospectively.

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

Pension Plan Investment Policy and Strategy —The investment policy as established by the Retirement Plans Committee, to be followed by the Trustee, which is WesBanco’s Trust and Investment Services department, is to invest assets based on the target allocations shown in the table below. Assets are reallocated periodically by the Trustee based on the ranges set forth by the Retirement Plans Committee to meet the target allocations. The investment policy is also subject to review periodically to determine if the policy should be changed. Plan assets are to be invested with the principal objective of maximizing long-term total return without exposing Plan assets to undue risk, taking into account the Plan’s funding needs and benefit obligations. Assets are to be invested in a balanced portfolio composed primarily of equities, fixed income and cash or cash equivalent money market investments.

A maximum of 5% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds which invest in foreign stock. WesBanco common stock can represent up to 5% of the total market value. Corporate bonds selected for purchase must be rated Baa1 by Moody’s or BBB+ by Standard and Poor’s or higher. No more than 5% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years. There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2017 and 2016, the Plan’s equity securities included 55,300 shares of WesBanco common stock with a fair market value of $2.2 million and $2.4 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2017
		December 31,
		2017	2016
Asset Category:
Equity securities	55-75%	64%	62%
Debt securities	25-55%	32%	35%
Cash and cash equivalents	0-5%	4%	3%

Total		100%	100%

The fair values of WesBanco’s pension plan assets at December 31, 2017 and 2016, by asset category are as follows:

		December 31, 2017 Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$39,799	$39,799	$—	$—
Equity securities	64,128	64,128	—	—
Corporate debt securities	16,147	—	16,147	—
Municipal obligations	3,004	—	3,004	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	19,322	—	19,322	—

Total defined benefit pension plan assets (1)	$142,400	$103,927	$38,473	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $142.4 million.

		December 31, 2016 Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$21,935	$21,935	$—	$—
Equity securities	60,144	60,144	—	—
Corporate debt securities	18,110	—	18,110	—
Municipal obligations	2,998	—	2,998	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	17,176	—	17,176	—

Total defined benefit pension plan assets (1)	$120,363	$82,079	$38,284	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $121.6 million.

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

Cash Flows—WesBanco has no required minimum contribution to the Plan for 2018 and as of December 31, 2017; however, WesBanco expects to make a voluntary contribution of $5.0 million in 2018. WesBanco contributed $5.0 million, $5.8 million and $7.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents estimated benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2018	$4,014
2019	4,524
2020	4,839
2021	5,277
2022	5,599
2023 to 2027	33,631

WesBanco assumed YCB’s obligation for a predecessor bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Plan”). The participating employer plan has been frozen to new participants since 2002. WesBanco spun off the assets from the Pentegra Plan, contributing approximately $2.8 million to satisfy the estimated final costs to do so. This spin off had no impact on earnings as the liability was included in YCB’s balance sheet as of the acquisition date. The distributed assets from the Pentegra Plan were transferred to a plan providing substantially the same benefits to the participants.

At December 31, 2017, this plan’s accumulated benefit obligation totaled $9.4 million, and the fair value of plan assets totaled $8.7 million. The net periodic benefit income was $85 thousand, which was calculated using a 3.71% discount rate and a 5.62% expected long-term rate of return. WesBanco had no required minimum contribution to the plan for fiscal 2018; however, WesBanco expects to make a voluntary contribution of $0.2 million.

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

As of December 31, 2017, the KSOP held 495,090 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Total expense for the KSOP was $3.3 million, $2.8 million, and $2.5 million in 2017, 2016 and 2015, respectively. WesBanco had 415,052 and 445,978 shares registered on Form S-8 remaining for future issuance under the KSOP plan at December 31, 2017 and 2016, respectively.

Incentive Bonus, Option and Restricted Stock Plan—The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus, a Long-Term Incentive, including a Total Shareholder Return Plan, a Stock Option component, and a Restricted Stock component. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned through the attainment of certain performance goals or on a time-based vesting requirement. Performance goals or service vesting requirements are established by WesBanco’s Compensation Committee. On April 20, 2017, WesBanco registered an additional 1,000,000 shares of WesBanco common stock for issuance under the Incentive Plan. WesBanco had 912,192 and 117,266 shares, registered on Form S-8, remaining for future issuance under equity compensation plans at December 31, 2017 and 2016, respectively.

Annual Bonus

Compensation expense for the Annual Bonus was $1.8 million, $1.6 million and $1.3 million for 2017, 2016, and 2015, respectively.

Stock Options

On May 16, 2017, WesBanco granted 117,550 stock options to selected participants, including certain named executive officers at an exercise price of $38.88 per share. The options granted in 2017 are service-based and vest in two equal installments on December 31, 2017 and December 31, 2018, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.6 million, $0.5 million and $0.5 million for 2017, 2016 and 2015, respectively. At December 31, 2017, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.4 million with an expense recognition period of one year remaining. The maximum term of options granted under WesBanco’s stock option plan is ten years from the original grant date; however, options granted in 2017 had a term of seven years.

The total intrinsic value of options exercised was $0.7 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. The cash received and related tax benefit realized from stock options exercised was $1.5 million and $0.3 million in 2017 and was $2.5 million and $0.4 million in 2016. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2017	2016	2015
Weighted-average life	5.2 years	5.1 years	4.9 years
Risk-free interest rate	1.91%	1.43%	1.54%
Dividend yield	2.67%	2.97%	2.91%
Volatility factor	21.47%	23.92%	26.27%
Fair value of the grants	$6.02	$5.09	$5.57

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the year ended December 31, 2017
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	276,122	$29.71
Granted during the year	117,550	38.88
Exercised during the year	(53,584)	27.96
Forfeited or expired during the year	(3,400)	28.83

Outstanding at end of the year	336,688	$33.20

Exercisable at year end	277,913	$31.99

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year-end was $2.5 million and $2.4 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2017:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2011	2,750	$19.76	2,750	$19.76	0.38
2012	6,750	20.02	6,750	20.02	1.37
2013	24,000	25.00	24,000	25.00	2.37
2014	40,550	28.79	40,550	28.79	3.39
2015	59,488	31.58	59,488	31.58	4.42
2016	85,600	32.37	85,600	32.37	5.40
2017	58,775	38.88	117,550	38.88	6.35

Total	277,913	$19.76 to $38.88	336,688	$33.20	4.98

Restricted Stock

During 2017, WesBanco granted 70,321 shares of restricted stock to certain officers. The restricted shares are service-based and cliff vest 36 months from the date of grant. The weighted average fair value of the restricted stock granted was $38.88 per share. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on the restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends to participants.

WesBanco also granted 9,003 shares of performance-based restricted stock to select officers. These shares have a three-year performance period, beginning January 1, 2018, based on WesBanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of financial institutions with total assets between approximately $9 billion and $15 billion. Earned performance-based restricted shares are subject to additional service-based vesting with 50% vesting on May 16, 2021 after the completion of the three-year performance period and the final 50% vesting on May 16, 2022. Dividends paid on the restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends to participants.

Compensation expense relating to all restricted stock was $2.1 million, $1.4 million, and $1.2 million in 2017, 2016 and 2015, respectively. At December 31, 2017, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $3.9 million with a weighted average expense recognition period of 1.5 years remaining.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the year ended December 31, 2017	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2017	170,482	$31.40
Granted during the year	79,324	38.88
Vested during the year	(42,029)	29.13
Forfeited or expired during the year	(4,068)	31.34
Dividend reinvestment	4,681	40.65

Non-vested at end of the year	208,390	$34.91

Total Shareholder Return Plan

On November 18, 2015, WesBanco’s Compensation Committee adopted Administrative Rules for a Total Shareholder Return Plan (“TSRP”). The TSRP measures the TSR on WesBanco common stock over a three-year measurement period relative to the return of an established peer group of publicly traded companies over the same performance period. The award is determined at the end of the three-year period if the TSR of WesBanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of WesBanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments. WesBanco granted 12,000 TSRP shares in 2017 for the performance period beginning January 1, 2017 and ending December 31, 2019 to certain executive officers. While no TSRP shares were granted during 2016, in late 2015 WesBanco granted 12,000 TSRP shares for the performance period beginning January 1, 2016 and ending December 31, 2018 to certain executive officers. The fair value of the market-based awards is based on a Monte-Carlo Simulation valuation of our common stock and our peers’ common stock as of the grant date.

Compensation expense relating to the TSR plan was $0.2 million, $0.1 million, and $0 in 2017, 2016 and 2015, respectively. The grant date fair value of the 2017 TSR award was $32.90 per share. At December 31, 2017, the total unrecognized compensation expense related to non-vested TSR awards totaled $0.5 million with a weighted average expense recognition period of 3.0 years remaining.

NOTE 14. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, consulting fees, ATM expenses, postage, supplies, legal fees, communications, other real estate owned and foreclosure expenses, and other expenses. Other operating expenses are presented below:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Franchise and other miscellaneous taxes	$8,423	$6,825	$5,924
Consulting, regulatory and advisory fees	6,857	6,270	4,959
ATM and electronic banking interchange expenses	4,510	4,297	4,463
Postage and courier expenses	3,879	3,306	3,720
Supplies	3,033	2,919	2,841
Legal fees	2,781	2,406	2,418
Communications	2,487	1,800	1,537
Other real estate owned and foreclosure expenses	1,097	1,210	546
Other	12,263	11,967	12,479

Total other operating expenses	$45,330	$41,000	$38,887

NOTE 15. INCOME TAXES

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduces WesBanco’s corporate federal rate from 35% to 21% effective January 1, 2018. As a result, WesBanco is required to remeasure deferred tax assets and liabilities using the enacted rate at which WesBanco expects them to be recovered or settled. The effect of this remeasurement is recorded to income tax expense in the year the tax law is enacted. For 2017, the remeasurement of WesBanco’s net deferred tax asset resulted in additional income tax expense of $12.8 million. WesBanco recorded the remeasurement in accordance with SEC Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
Tax reform remeasurement	8.6%	0.0%	0.0%
Net tax-exempt interest income on securities of state and political subdivisions	(6.0%)	(7.0%)	(6.8%)
State income taxes, net of federal tax effect	1.3%	1.4%	1.6%
Bank-owned life insurance	(1.1%)	(1.2%)	(1.6%)
General business credits	(1.7%)	(2.1%)	(2.1%)
All other—net	0.2%	0.3%	(0.1%)

Effective tax rate	36.3%	26.4%	26.0%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Current:
Federal	$24,634	$18,053	$15,661
State	2,061	2,159	2,089
Deferred:
Tax reform remeasurement	12,765	—	—
Federal	13,329	10,519	10,047
State	1,018	305	618

Total	$53,807	$31,036	$28,415

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Securities and defined benefit pension plan unrecognized items	$345	$(3,480)	$(1,202)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2017	2016	2015
Deferred tax assets:
Allowance for loan losses	$10,389	$16,198	$15,246
Compensation and benefits	2,536	5,444	6,114
Security gains and losses	821	2,854	2,964
Purchase accounting adjustments	1,565	—	1,275
Partnership adjustments	—	—	1,921
Non-accrual interest income	1,389	2,392	2,254
Tax credit carryforwards	5,204	12,744	13,580
Net operating loss carryforwards	6,062	12,020	—
Fair value adjustments on securities available-for-sale	3,962	5,394	1,979
Other	1,118	5,194	2,264

Gross deferred tax assets	33,046	62,240	47,597

Deferred tax liabilities:
Depreciation and amortization	(1,883)	(3,448)	(1,530)
Accretion on securities	(266)	(421)	(2)
Deferred fees and costs	(2,989)	—	—
Purchase accounting adjustments	—	(149)	—
Partnership adjustments	(674)	(1,128)	—
Other	(120)	(2,519)	(1,511)

Gross deferred tax liabilities	(5,932)	(7,665)	(3,043)

Net deferred tax assets	$27,114	$54,575	$44,554

At December 31, 2017 and 2016, WesBanco has a $0.1 million valuation allowance on certain capital loss carryforwards. No valuation allowance was established for the remaining deferred tax assets since management believes that deferred tax assets are likely to be realized through future reversals of existing taxable temporary differences and future taxable income.

Under the provisions of the Internal Revenue Code, WesBanco has approximately $5.2 million of alternative minimum tax credits that may be carried forward indefinitely. As a result of the acquisition of YCB, WesBanco has federal net operating loss carryforwards of $25.9 million, which expire between 2030 and 2036; and Indiana net operating loss carryforwards of $20.8 million, which expire between 2031 and 2036.

As a result of the previous acquisitions of YCB, ESB, Fidelity, Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at December 31, 2017 and 2016 includes $45.9 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $10.5 million and $17.1 million for 2017 and 2016, respectively. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $0.2 million, $0.9 million, and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017 and 2016, WesBanco had approximately $0.5 million and $0.4 million, respectively, of unrecognized tax benefits and interest. As of December 31, 2017, $0.5 million of these tax benefits would affect the effective tax rate if recognized. At December 31, 2017 and December 31, 2016, accrued interest related to uncertain tax positions was $23 thousand and $22 thousand, respectively, net of the related federal tax benefit. WesBanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. WesBanco, ESB and YCB are no longer subject to any income tax examinations for years prior to 2014.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the years ended December 31,
(in thousands)	2017	2016	2015
Balance at beginning of year	$436	$326	$701
Additions based on tax positions related to the current year	101	110	104
Reductions for tax positions of prior years	—	—	(100)
Reductions due to the statute of limitations	(70)	—	(379)
Settlements	—	—	—

Balance at end of year	$467	$436	$326

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

Derivatives: WesBanco enters into interest rate swap agreements with qualifying commercial customers to meet their financing, interest rate and other risk management needs. These agreements provide the customer the ability to convert from variable to fixed interest rates. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. Those interest rate swaps are economically hedged by offsetting interest rate swaps that WesBanco executes with derivative counterparties in order to offset its exposure on the fixed components of the customer interest rate swap agreements. The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income and other expense.

WesBanco enters into forward TBA contracts to manage the interest rate risk between the loan commitments to the customer and the closing of the loan for loans that will be sold on a mandatory basis to secondary market investors. The forward TBA contract is reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current periods earnings as mortgage banking income.

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

Loans held for sale: Loans held for sale are carried, in aggregate, at fair value as WesBanco has elected the fair value option as of October 1, 2017. The use of a valuation model using quoted prices of similar instruments are significant inputs in arriving at the fair value and therefore loans held for sale are classified within level 2 of the fair value hierarchy.

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2017 and 2016:

		December 31, 2017 Fair Value Measurements Using:
(in thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Recurring fair value measurements
Trading securities	$7,844	$5,778	$—	$—	$2,066
Securities—available-for-sale
U.S. Government sponsored entities and agencies	71,843	—	71,843	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	934,922	—	934,922	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	114,867	—	114,867	—	—
Obligations of state and political subdivisions	104,830	—	104,830	—	—
Corporate debt securities	35,403	—	35,403	—	—
Equity securities	5,613	5,613	—	—	—

Total securities—available-for-sale	$1,267,478	$5,613	$1,261,865	$—	$—
Loans held for sale	$20,320	$—	$20,320	$—	$—
Other assets—interest rate derivatives agreements	$7,351	$—	$7,351	$—	$—

Total assets recurring fair value measurements	$1,302,993	$11,391	$1,289,536	$—	$2,066

Other liabilities—interest rate derivatives agreements	$7,345	$—	$7,345	$—	$—

Total liabilities recurring fair value measurements	$7,345	$—	$7,345	$—	$—

Nonrecurring fair value measurements
Impaired loans	$1,717	$—	$—	$1,717	$—
Other real estate owned and repossessed assets	5,297	—	—	5,297	—

Total nonrecurring fair value measurements	$7,014	$—	$—	$7,014	$—

		December 31, 2016 Fair Value Measurements Using:
(in thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Recurring fair value measurements
Trading securities	$7,071	$5,633	$—	$—	$1,438
Securities—available-for-sale
U.S. Government sponsored entities and agencies	54,043	—	54,043	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	938,289	—	938,289	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	96,810	—	96,810	—	—
Obligations of state and political subdivisions	111,663	—	111,663	—	—
Corporate debt securities	35,301	—	35,301	—	—
Equity securities	5,070	2,938	2,132	—	—

Total securities—available-for-sale	$1,241,176	$2,938	$1,238,238	$—	$—

Other assets—interest rate derivatives agreements	$5,596	$—	$5,596	$—	$—

Total assets recurring fair value measurements	$1,253,843	$8,571	$1,243,834	$—	$1,438

Other liabilities—interest rate derivatives agreements	$5,199	—	$5,199	—	—

Total liabilities recurring fair value measurements	$5,199	$—	$5,199	$—	$—

Nonrecurring fair value measurements
Impaired loans	$3,405	$—	$—	$3,405	$—
Other real estate owned and repossessed assets	8,346	—	—	8,346	—
Loans held for sale	17,315	—	17,315	—	—

Total nonrecurring fair value measurements	$29,066	$—	$17,315	$11,751	$—

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between levels 1, 2, or 3 for the years ended December 31, 2017 and 2016.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2017:
Impaired loans	$1,717	Appraisal of collateral (1)	Appraisal adjustments (2)	(4.8%) /(4.8%)
			Liquidation expenses (2)	(7.6%) /(7.6%)
Other real estate owned and repossessed assets	5,297	Appraisal of collateral (1)(3)

December 31, 2016:
Impaired loans	$3,405	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to (70.0%) /(36.6%)
			Liquidation expenses (2)	(1.5%) to (8.0%) /(4.6%)
Other real estate owned and repossessed assets	8,346	Appraisal of collateral (1)(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

	Carrying Amount	Fair Value Estimate	Fair Value Measurements at December 31, 2017
(in thousands)			Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$117,572	$117,572	$117,572	$—	$—	$—
Trading securities	7,844	7,844	5,778	—	—	2,066
Securities available-for-sale	1,267,478	1,267,478	5,613	1,261,865	—	—
Securities held-to-maturity	1,009,500	1,023,784	—	1,023,191	593	—
Net loans	6,296,157	6,212,823	—	—	6,212,823	—
Loans held for sale	20,320	20,320	—	20,320	—	—
Other assets—interest rate derivatives	7,351	7,351	—	7,351	—	—
Accrued interest receivable	29,728	29,728	29,728	—	—	—

Financial Liabilities
Deposits	7,043,588	7,053,536	5,766,531	1,287,005	—	—
Federal Home Loan Bank borrowings	948,203	944,706	—	944,706	—	—
Other borrowings	184,805	184,814	182,785	2,029	—	—
Subordinated debt and junior subordinated debt	164,327	146,484	—	146,484	—	—
Other liabilities—interest rate derivatives	7,345	7,345	—	7,345	—	—
Accrued interest payable	3,178	3,178	3,178	—	—	—

	Carrying Amount	Fair Value Estimate	Fair Value Measurements at December 31, 2016
(in thousands)			Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$128,170	$128,170	$128,170	$—	$—	$—
Trading securities	7,071	7,071	5,633	—	—	1,438
Securities available-for-sale	1,241,176	1,241,176	2,938	1,238,238	—	—
Securities held-to-maturity	1,067,967	1,076,790	—	1,076,189	601	—
Net loans	6,205,762	6,073,558	—	—	6,073,558	—
Loans held for sale	17,315	17,315	—	17,315	—	—
Other assets—interest rate derivatives	5,596	5,596	—	5,596	—	—
Accrued interest receivable	28,299	28,299	28,299	—	—	—

Financial Liabilities
Deposits	7,040,879	7,052,501	5,545,057	1,507,444	—	—
Federal Home Loan Bank borrowings	968,946	974,430	—	974,430	—	—
Other borrowings	199,376	199,385	197,164	2,221	—	—
Subordinated debt and junior subordinated debt	163,598	134,859	—	134,859	—	—
Other liabilities—interest rate derivatives	5,199	5,199	—	5,199	—	—
Accrued interest payable	2,204	2,204	2,204	—	—	—

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

NOTE 17. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

Other comprehensive income/(loss) before reclassifications	239	(985)	—	(746)
Amounts reclassified from accumulated other comprehensive income/(loss)	2,194	(27)	(209)	1,958

Period change	2,433	(1,012)	(209)	1,212
Adoption of accounting standard ASU 2018-02	(3,301)	(2,348)	68	(5,581)

Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)

Balance at December 31, 2015	$(17,539)	$(4,162)	$747	$(20,954)

Other comprehensive income/(loss) before reclassifications	(2,112)	(4,300)	—	(6,412)
Amounts reclassified from accumulated other comprehensive income/(loss)	1,893	(1,428)	(225)	240

Period change	(219)	(5,728)	(225)	(6,172)

Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

Balance at December 31, 2014	$(22,776)	$2,892	$1,059	$(18,825)

Other comprehensive income/(loss) before reclassifications	3,233	(6,677)	—	(3,444)
Amounts reclassified from accumulated other comprehensive income/(loss)	2,004	(377)	(312)	1,315

Period change	5,237	(7,054)	(312)	(2,129)

Balance at December 31, 2015	$(17,539)	$(4,162)	$747	$(20,954)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 37%.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2017	2016	2015
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(42)	$(2,251)	$(596)	Net securities gains (Non-interest income)
Related income tax expense	15	823	219	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	(27)	(1,428)	(377)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(326)	(357)	(494)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	117	132	182	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	(209)	(225)	(312)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	3,247	3,046	3,205	Employee benefits (Non-interest expense)
Related income tax benefit	(1,053)	(1,153)	(1,201)	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	2,194	1,893	2,004

Total reclassifications for the period	$1,958	$240	$1,315

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income/(loss) see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 13, “Employee Benefit Plans” for additional detail.

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.6 million as of December 31, 2017 and 2016 and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of December 31, 2017 and 2016.

Contingent obligations to purchase loans funded by other entities include affordable housing plan guarantees, andcredit card guarantees. Affordable housing plan guarantees are performance guarantees for various building project loans. The guarantee amortizes as the loan balances decrease. Credit card guarantees are credit card balances not owned by WesBanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2017	2016
Lines of credit	$1,452,697	$1,418,329
Loans approved but not closed	245,644	185,254
Overdraft limits	126,671	126,517
Letters of credit	31,951	32,907
Contingent obligations to purchase loans funded by other entities	6,700	13,036

Contingent Liabilities—WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 19. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

WesBanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of WesBanco Bank, is a Certified Development Entity (“CDE”) with $60.0 million of New Markets Tax Credits (“NMTC”) all of which had been invested in WBCDC at December 31, 2017. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. As of December 31, 2017, WesBanco has received $22.4 million in tax credits over the seven-year credit allowance periods for its $60.0 million NMTC authority invested in WBCDC. WesBanco is eligible to receive an additional $1.0 million in tax credits as set forth in the following table with respect to aggregate QEI amounts invested with a remaining seven-year credit allowance period.

WesBanco Bank recognized $1.0 million, $1.8 million and $1.9 million in NMTC in its income tax provision for the years ended December 31, 2017, 2016 and 2015, respectively. These tax credits are subject to certain general business tax credit limitations, as well as the alternative minimum tax, and are therefore limited in deductibility currently due to the applicability of alternative minimum tax on WesBanco’s federal income tax return. No NMTC have been carried forward to future tax years.

(in thousands)	Aggregate QEI Amount (1)	New Markets Tax Credit
Year		2018	2019
2012	$6,000	$360	$—
2013	5,000	300	300

Total	$11,000	$660	$300

(1)	The seven-year credit allowance period has expired for $49.0 million in QEI investments in WBCDC.

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

At December 31, 2017, 2016 and 2015, none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2017, and the results of its operations and cash flows for the year ended December 31, 2017:

BALANCE SHEET

(in thousands)	December 31, 2017
Assets
Cash and due from banks	$36,533
Loans, net of allowance for loan losses of $254	35,218
Investments	820
Other assets	195

Total Assets	$72,766

Liabilities	$354
Shareholder Equity	72,412

Total Liabilities and Shareholder Equity	$72,766

STATEMENT OF INCOME

(in thousands)	For the year ended December 31, 2017
Interest income
Loans	$1,282

Total interest income	1,282
Provision for loan losses	5

Net interest income after provision for loan losses	1,277
Loss on investments	(148)
Non-interest expense	235

Income before provision for income taxes	894
Provision for income taxes	354

Net income	$540

STATEMENT OF CASH FLOWS

(in thousands)	For the year ended December 31, 2017
Operating Activities
Net income	$540
Provision for loan losses	5
Loss on investments	148
Net change in other assets	91
Net change in other liabilities	80

Net cash provided by operating activities	864

Investing Activities
Decrease in loans	4,366

Net cash provided by investing activities	4,366

Financing Activities
Qualified equity investment by parent company	—

Net cash provided by financing activities	—

Net increase in cash and cash equivalents	5,230
Cash and cash equivalents at beginning of year	31,303

Cash and cash equivalents at end of year	$36,533

NOTE 20. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $16.7 million, $18.7 million and $9.6 million as of December 31, 2017, 2016, and 2015, respectively. During 2017, $4.3 million in related party loans were funded and $6.3 million were repaid or no longer related. At December 31, 2017, 2016 and 2015, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 21. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, WesBanco. WesBanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Division of Financial Institutions. WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, WesBanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by WesBanco Bank to WesBanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2017, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $58.7 million from WesBanco Bank.

WesBanco and WesBanco Bank are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The average required reserve balance was $2.0 million during 2016. WesBanco did not have an average required reserve balance during 2017.

Additionally, WesBanco and WesBanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have common equity Tier 1 (“CET1”) of at least 4.5%, core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define “well-capitalized” levels of CET1, Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6.5%, 8%, 10%, and 5%, respectively. WesBanco and WesBanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2017 and 2016. There are no conditions or events since December 31, 2017 that management believes have changed WesBanco’s “well-capitalized” category.

The Basel III capital standards, effective January 1, 2015 with a phase-in period ending January 1, 2019, establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities as tier 1 capital issued before May 19, 2010 for bank holding companies under $15 billion, and increases the capital required for certain categories of assets.

WesBanco currently has $138.6 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $138.0 million, issued by unconsolidated trust subsidiaries of WesBanco underlying such junior subordinated debt, are considered Tier 1 capital in accordance with current regulatory reporting requirements.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

			December 31, 2017			December 31, 2016
(dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$970,425	10.39%	$373,566	$901,873	9.81%	$367,843
Common equity Tier 1	4.50%	6.50%	834,554	12.14%	309,298	773,306	11.28%	308,462
Tier 1 capital to risk-weighted assets	6.00%	8.00%	970,425	14.12%	412,397	901,873	13.16%	411,283
Total capital to risk-weighted assets	8.00%	10.00%	1,042,124	15.16%	549,863	971,762	14.18%	548,378
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$869,227	9.32%	$372,900	$827,173	9.02%	$366,903
Common equity Tier 1	4.50%	6.50%	869,227	12.66%	308,900	827,173	12.10%	307,728
Tier 1 capital to risk-weighted assets	6.00%	8.00%	869,227	12.66%	411,866	827,173	12.10%	410,305
Total capital to risk-weighted assets	8.00%	10.00%	940,303	13.70%	549,155	896,598	13.11%	547,073

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well capitalized under prompt corrective action regulations.

NOTE 22. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2017	2016
ASSETS
Cash and short-term investments	$75,911	$47,035
Investment in subsidiaries—Bank	1,431,021	1,404,565
Investment in subsidiaries—Nonbank	7,755	8,228
Securities available-for-sale, at fair value	2,687	2,133
Other assets	28,614	28,602

Total Assets	$1,545,988	$1,490,563

LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$138,564	$137,559
Dividends payable and other liabilities	12,103	11,596

Total Liabilities	150,667	149,155
SHAREHOLDERS’ EQUITY	1,395,321	1,341,408

Total Liabilities and Shareholders’ Equity	$1,545,988	$1,490,563

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2017	2016	2015
Dividends from subsidiaries—Bank	$72,000	$85,000	$60,000
Dividends from subsidiaries—Nonbank	2,520	800	500
Income from securities	73	75	75
Other income	203	147	104

Total income	74,796	86,022	60,679
Interest expense	6,032	4,136	3,315
Other expense	4,004	5,628	5,547

Total expense	10,036	9,764	8,862

Income before income tax benefit and undistributed net income of subsidiaries	64,760	76,258	51,817
Income tax benefit	(4,726)	(3,149)	(2,971)

Income before undistributed net income of subsidiaries	69,486	79,407	54,788
Equity in undistributed net income of subsidiaries	24,996	7,228	25,974

NET INCOME	$94,482	$86,635	$80,762

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$94,482	$86,635	$80,762
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(24,996)	(7,228)	(25,974)
Decrease in other assets	566	14,679	199
Other—net	2,848	2,094	1,657

Net cash provided by operating activities	72,900	96,180	56,644

INVESTING ACTIVITIES
Proceed from sales —securities available-for-sale	—	—	210
Purchase of securities —securities available-for-sale	(200)	—	—
Acquisitions and additional capitalization of subsidiaries, net of cash (paid) acquired	—	(43,199)	1,465

Net cash (used in) provided by investing activities	(200)	(43,199)	1,675

FINANCING ACTIVITIES
Repayment of junior subordinated debt	—	—	(36,083)
Repayment of other borrowings	—	—	(13,000)
Issuance of common stock	1,040	1,713	—
Repurchase of common stock warrant	—	—	(2,247)
Treasury shares (purchased) sold—net	—	(3,026)	(2,542)
Dividends paid to common and preferred shareholders	(44,864)	(37,805)	(33,007)

Net cash used in financing activities	(43,824)	(39,118)	(86,879)

Net increase (decrease) in cash and cash equivalents	28,876	13,863	(28,560)
Cash and short-term investments at beginning of year	47,035	33,172	61,732

Cash and short-term investments at end of year	$75,911	$47,035	$33,172

NOTE 23. BUSINESS SEGMENTS

WesBanco operates two reportable segments: (i) Community Banking and (ii) Trust and Investment Services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $3.9 billion, $3.7 billion and $3.6 billion at December 31, 2017, 2016, and 2015, respectively. These assets are held by WesBanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2017:
Interest and dividend income	$332,424	$—	332,424
Interest expense	42,129	—	42,129

Net interest income	290,295	—	290,295
Provision for credit losses	9,986	—	9,986

Net interest income after provision for credit losses	280,309	—	280,309
Non-interest income	66,100	22,740	88,840
Non-interest expense	207,441	13,419	220,860

Income before provision for income taxes	138,968	9,321	148,289
Provision for income taxes	50,079	3,728	53,807

Net income	$88,889	$5,593	$94,482

For the year ended December 31, 2016:
Interest and dividend income	$286,097	$—	$286,097
Interest expense	32,767	—	32,767

Net interest income	253,330	—	253,330
Provision for credit losses	8,478	—	8,478

Net interest income after provision for credit losses	244,852	—	244,852
Non-interest income	59,869	21,630	81,499
Non-interest expense	196,784	11,896	208,680

Income before provision for income taxes	107,937	9,734	117,671
Provision for income taxes	27,142	3,894	31,036

Net income	$80,795	$5,840	$86,635

For the year ended December 31, 2015:
Interest and dividend income	$261,712	$—	$261,712
Interest expense	24,725	—	24,725

Net interest income	236,987	—	236,987
Provision for credit losses	8,353	—	8,353

Net interest income after provision for credit losses	228,634	—	228,634
Non-interest income	52,566	21,900	74,466
Non-interest expense	181,821	12,102	193,923

Income before provision for income taxes	99,379	9,798	109,177
Provision for income taxes	24,496	3,919	28,415

Net income	$74,883	$5,879	$80,762

Total non-fiduciary assets of the trust and investment services segment were $1.5 million, $4.3 million, and $3.3 million at December 31, 2017, 2016, and 2015, respectively. All other assets, including goodwill and other intangible assets, were allocated to the Community Banking segment.

NOTE 24. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2017 and 2016.

	2017 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest and dividend income	$79,924	$82,160	$85,489	$84,851	$332,424
Interest expense	9,205	10,021	11,235	11,669	42,129

Net interest income	70,719	72,139	74,254	73,182	290,295
Provision for credit losses	2,711	2,383	2,516	2,376	9,986

Net interest income after provision for credit losses	68,008	69,756	71,738	70,806	280,309
Non-interest income	22,872	21,628	20,893	22,878	88,273
Net securities gains	12	494	6	56	567
Non-interest expense	54,384	55,884	55,754	54,837	220,860

Income before provision for income taxes	36,508	35,994	36,883	38,903	148,289
Provision for income taxes	10,622	9,653	10,527	23,006	53,807

Net income	$25,886	$26,341	$26,356	$15,897	$94,482

Earnings per common share—basic	$0.59	$0.60	$0.60	$0.36	$2.15

Earnings per common share—diluted	$0.59	$0.60	$0.60	$0.36	$2.14

	2016 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest and dividend income	$67,601	$67,585	$70,092	$80,819	$286,097
Interest expense	7,759	7,811	8,066	9,131	32,767

Net interest income	59,842	59,774	62,026	71,688	253,330
Provision for credit losses	2,324	1,811	2,214	2,128	8,478

Net interest income after provision for credit losses	57,518	57,963	59,812	69,560	244,852
Non-interest income	18,282	19,006	20,419	21,357	79,142
Net securities gains	1,111	585	598	63	2,357
Non-interest expense	45,343	47,360	57,601	58,298	208,680

Income before provision for income taxes	31,568	30,194	23,228	32,682	117,671
Provision for income taxes	8,694	8,085	5,793	8,464	31,036

Net income	$22,874	$22,109	$17,435	$24,218	$86,635

Earnings per common share—basic	$0.60	$0.58	$0.44	$0.55	$2.16

Earnings per common share—diluted	$0.60	$0.58	$0.44	$0.55	$2.16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2017, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

The information required by this Item 11 is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Summary Compensation Table, Meetings of Board of Directors and Committees and Compensation of Members, Compensation Committee Interlocks and Insider Participation, Compensation Committee Report, Compensation Discussion and Analysis and certain other sections.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2017.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	369,691	$30.24	912,192
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The information required by this Item 14 is incorporated by reference to the applicable information in our Proxy Statement set forth under the heading Independent Registered Public Accounting Firm.

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

(3) EXHIBIT LISTING Exhibits listed in the Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Document	Location

2.1	Agreement and Plan of Merger dated October 29, 2014 by and between Wesbanco, Inc., Wesbanco Bank, Inc., ESB Financial Corporation and ESB Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 29, 2014.

2.2	Agreement and Plan of Merger dated May 3, 2016 by and between Wesbanco, Inc., Wesbanco Bank, Inc., Your Community Bankshares, Inc. and Your Community Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2016.

2.3	Agreement and Plan of Merger dated November 13, 2017 by and between WesBanco, Inc., WesBanco Bank Inc., First Sentry Bancshares, Inc. and First Sentry Bank, Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 13, 2017.

2.4	First Amendment to Agreement and Plan of Merger dated January 30, 2018 and between WesBanco, Inc., WesBanco Bank Inc., First Sentry Bancshares, Inc. and First Sentry Bank, Inc.	*

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated February 24, 2011).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 25, 2011.

3.4	Articles of Amendment to the Articles of Incorporation of WesBanco, Inc., dated April 24, 2015, increasing authorized common shares from 50,000,000 to 100,000,000.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Committsion on July 30, 2015.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee and Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

Exhibit Number	Document	Location

4.3	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee and Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee and Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.5	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee and Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.6	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee and Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

10.1	WesBanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010 and February 23, 2017. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 20, 2017.

10.2	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond.**	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.3	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.4	Letter Agreement and Committed Line of Credit Note, dated September 5, 2014, between WesBanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 8, 2014.

10.5	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.6	Form of Amended and Restated Salary Continuation Agreement – With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000) and Brent E. Richmond ($12,000).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

Exhibit Number	Document	Location

10.7	WesBanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.8	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Brent E. Richmond, Michael L. Perkins and Jayson M. Zatta.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.9	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.10	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.11	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Stock Option Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.12	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Restricted Stock Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.13	Form of Amended and Restated Employment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and employee as follows: Lynn D. Asensio and Jonathan D. Dargusch.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.14	Form of Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and executive officers: Lynn D. Asensio, Jonathan D. Dargusch and Todd F. Clossin.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.15	Restricted Stock Agreement by and between WesBanco, Inc. and Todd F. Clossin.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

10.16	Amended and Restated Employment Agreement, dated April 24, 2014, by and between WesBanco Bank, Inc., Todd F. Clossin and WesBanco, Inc.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2014.

10.17	WesBanco, Inc. KSOP, Amended and Restated, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.18	First Amendment to the WesBanco, Inc. KSOP, effective January 1, 2014.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.19	Second Amendment to the WesBanco, Inc. KSOP, effective January 1, 2014.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

Exhibit Number	Document	Location

10.20	Separation Agreement and Release and Waiver of Claims, dated October 29, 2014, by and among ESB Financial Corporation, ESB Bank, Charlotte A. Zuschlag, Wesbanco, Inc. and Wesbanco Bank, Inc.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.21	Employment Agreement, dated October 29, 2014, by and between Wesbanco Bank, Inc., Charlotte A. Zuschlag, and Wesbanco, Inc.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.22	Non-competition Agreement, dated October 29, 2014, by and between Wesbanco, Inc., Wesbanco Bank, Inc. and Charlotte A. Zuschlag.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.23	Form of Employment Agreement by and between WesBanco Bank, Inc., WesBanco Inc., and executive officers (effective date): Jayson M. Zatta (effective March 1, 2015)**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2015.

10.24	Wesbanco, Inc. Administrative Rules for the Total Shareholder Return Plan.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 24, 2015.

10.25	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Total Shareholder Return Agreement.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2016.

10.26	Amendment to Employment Agreement by and between James D. Rickard, Your Community Bankshares, Inc., Your Community Bank, WesBanco, Inc. and WesBanco Bank, Inc. dated May 27, 2016.**	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016.

10.27	Amendment to Employment Agreement by and between Paul A. Chrisco, Your Community Bankshares, Inc., Your Community Bank, WesBanco, Inc. and WesBanco Bank, Inc. dated May 3, 2016.**	Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016.

10.28	Amendment to Employment Agreement by and between Michael K. Bauer, Your Community Bankshares, Inc., Your Community Bank, WesBanco, Inc. and WesBanco Bank, Inc. dated May 3, 2016.**	Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016.

10.29	Amendment to Employment Agreement by and between Kevin J. Cecil, Your Community Bankshares, Inc., Your Community Bank, WesBanco, Inc. and WesBanco Bank, Inc. dated May 3, 2016.**	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016.

Exhibit Number	Document	Location

10.30	Merger Payment and Restrictive Covenant Agreement by and between Bill D. Wright, Your Community Bankshares, Inc., Your Community Bank, WesBanco, Inc., and WesBanco Bank, Inc. dated May 3, 2016.**	Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016.

10.31	Third Amendment to the WesBanco, Inc. KSOP, effective September 9, 2016. **	*

10.32	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Performance Restricted Stock Agreement.	Incporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant on July 31, 2017.

10.33	Amendment to Employment Agreement by and between Geoffrey S. Sheils, First Sentry Bancshares, Inc., First Sentry Bank Inc., WesBanco Inc., and WesBanco Bank Inc.	Incorporated by reference to Exhibit 10.1 to Form S-4 filed by the Registrant on December 13, 2017

10.34	Amendment to Employment Agreement by and between Toby Taylor, First Sentry Bancshares, Inc., First Sentry Bank Inc., WesBanco Inc., and WesBanco Bank Inc.	Incorporated by reference to Exhibit 10.2 to Form S-4 filed by the Registrant on December 13, 2017

10.35	Amendment to Employment Agreement by and between Richard D. Hardy, First Sentry Bancshares, Inc., First Sentry Bank Inc., WesBanco Inc., and WesBanco Bank Inc.	Incorporated by reference to Exhibit 10.3 to Form S-4 filed by the Registrant on December 13, 2017

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 3, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Document	Location

101	The following materials from WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.	***

*	Filed herewith
**	Indicates management compensatory plan, contract, or arrangement
***	Filed electronically

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2018.

WESBANCO, INC.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 27, 2018.

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

By:	/s/ Todd F. Clossin
Todd F. Clossin
Attorney-in-fact

Stephen J. Callen	Gary L. Libs
Christopher V. Criss	Jay T. McCamic
Abigail M. Feinknopf	Ronald W. Owen
Ernest S. Fragale	Richard G. Spencer
Denise Knouse-Snyder	Kerry M. Stemler
D. Bruce Knox	Reed J. Tanner
Lisa A. Knutson	Charlotte A. Zuschlag