Form 10-Q
period 2018-03-31
WESBANCO INC
filed 2018-04-30
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

    Yes   ☐     No   ☑

As of April 23, 2018, there were 46,568,911 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks, including interest bearing amounts of $9,484 and $19,826, respectively	$100,845	$117,572
Securities:
Equity securities, at fair value	13,986	13,457
Available-for-sale debt securities, at fair value	1,728,377	1,261,865
Held-to-maturity debt securities (fair values of $1,005,502 and $1,023,784, respectively)	1,006,042	1,009,500

Total securities	2,748,405	2,284,822

Loans held for sale	12,962	20,320

Portfolio loans, net of unearned income	6,322,538	6,341,441
Allowance for loan losses	(46,334)	(45,284)

Net portfolio loans	6,276,204	6,296,157

Premises and equipment, net	128,583	130,722
Accrued interest receivable	31,963	29,728
Goodwill and other intangible assets, net	588,339	589,264
Bank-owned life insurance	191,839	192,589
Other assets	166,279	155,004

Total Assets	$10,245,419	$9,816,178

LIABILITIES
Deposits:
Non-interest bearing demand	$1,950,619	$1,846,748
Interest bearing demand	1,768,977	1,625,015
Money market	984,429	1,024,856
Savings deposits	1,314,632	1,269,912
Certificates of deposit	1,207,669	1,277,057

Total deposits	7,226,326	7,043,588

Federal Home Loan Bank borrowings	1,166,939	948,203
Other short-term borrowings	207,653	184,805
Subordinated debt and junior subordinated debt	164,379	164,327

Total borrowings	1,538,971	1,297,335

Accrued interest payable	4,033	3,178
Other liabilities	73,063	76,756

Total Liabilities	8,842,393	8,420,857

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2018 and 2017, respectively; 44,060,957 and 44,043,244 shares issued, respectively; 44,060,957 and 44,043,244 shares outstanding, respectively	91,793	91,756
Capital surplus	686,169	684,730
Retained earnings	673,174	651,357
Treasury stock (0 shares in 2018 and 2017, respectively, at cost)	—	—
Accumulated other comprehensive loss	(47,076)	(31,495)
Deferred benefits for directors	(1,034)	(1,027)

Total Shareholders’ Equity	1,403,026	1,395,321

Total Liabilities and Shareholders’ Equity	$10,245,419	$9,816,178

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2018	2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$69,237	$64,898
Interest and dividends on securities:
Taxable	11,543	9,596
Tax-exempt	4,834	4,891

Total interest and dividends on securities	16,377	14,487

Other interest income	803	539

Total interest and dividend income	86,417	79,924

INTEREST EXPENSE
Interest bearing demand deposits	2,524	1,093
Money market deposits	878	574
Savings deposits	189	181
Certificates of deposit	2,536	2,411

Total interest expense on deposits	6,127	4,259

Federal Home Loan Bank borrowings	4,498	2,836
Other short-term borrowings	558	297
Subordinated debt and junior subordinated debt	1,942	1,813

Total interest expense	13,125	9,205

NET INTEREST INCOME	73,292	70,719
Provision for credit losses	2,168	2,711

Net interest income after provision for credit losses	71,124	68,008

NON-INTEREST INCOME
Trust fees	6,503	6,143
Service charges on deposits	4,822	4,853
Electronic banking fees	4,829	4,528
Net securities brokerage revenue	1,670	1,762
Bank-owned life insurance	2,756	1,140
Mortgage banking income	1,004	1,440
Net securities (losses) gains	(39)	12
Net gain (loss) on other real estate owned and other assets	262	(76)
Other income	2,173	3,082

Total non-interest income	23,980	22,884

NON-INTEREST EXPENSE
Salaries and wages	25,006	23,002
Employee benefits	6,912	8,210
Net occupancy	4,656	4,327
Equipment	3,949	4,042
Marketing	1,116	824
FDIC insurance	658	827
Amortization of intangible assets	1,086	1,273
Restructuring and merger-related expense	245	491
Other operating expenses	10,943	11,388

Total non-interest expense	54,571	54,384

Income before provision for income taxes	40,533	36,508
Provision for income taxes	7,004	10,622

NET INCOME	$33,529	$25,886

EARNINGS PER COMMON SHARE
Basic	$0.76	$0.59
Diluted	$0.76	$0.59

AVERAGE COMMON SHARES OUTSTANDING
Basic	44,050,701	43,947,563
Diluted	44,168,242	44,020,765

DIVIDENDS DECLARED PER COMMON SHARE	$0.29	$0.26

COMPREHENSIVE INCOME	$19,011	$28,171

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018 and 2017

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Deferred Benefits for Directors	Total
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount
December 31, 2017	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321

Net income	—	—	—	33,529	—	—	—	33,529
Other comprehensive income	—	—	—	—	—	(14,518)	—	(14,518)

Comprehensive income	—	—	—	—	—	—	—	19,011
Common dividends declared ($0.29 per share)	—	—	—	(12,775)	—	—	—	(12,775)
Adoption of accounting standard ASU 2016-01	—	—	—	1,063	—	(1,063)	—	—
Stock options exercised	17,713	37	523	—	—	—	—	560
Stock compensation expense	—	—	909	—	—	—	—	909
Deferred benefits for directors- net	—	—	7	—	—	—	(7)	—

March 31, 2018	44,060,957	$91,793	$686,169	$673,174	$—	$(47,076)	$(1,034)	$1,403,026

December 31, 2016	43,931,715	$91,524	$680,507	$597,071	$—	$(27,126)	$(568)	$1,341,408

Net income	—	—	—	25,886	—	—	—	25,886
Other comprehensive income	—	—	—	—	—	2,285	—	2,285

Comprehensive income	—	—	—	—	—	—	—	28,171
Common dividends declared ($0.26 per share)	—	—	—	(11,429)	—	—	—	(11,429)
Stock options exercised	17,634	36	490	—	—	—	—	526
Restricted stock granted	3,702	8	(8)	—	—	—	—	—
Stock compensation expense	—	—	477	—	—	—	—	477
Deferred benefits for directors- net	—	—	5	—	—	—	(5)	—

March 31, 2017	43,953,051	$91,568	$681,471	$611,528	$—	$(24,841)	$(573)	$1,359,153

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2018	2017
NET CASH PROVIDED BY OPERATING ACTIVITIES	$32,371	$47,508

INVESTING ACTIVITIES
Net decrease (increase) in loans held for investment	19,923	(63,701)
Debt securities available-for-sale:
Proceeds from maturities, prepayments and calls	53,496	59,043
Purchases of securities	(540,624)	(41,742)
Debt securities held-to-maturity:
Proceeds from maturities, prepayments and calls	17,121	24,367
Purchases of securities	(15,343)	(16,023)
Equity securities:
Purchases of securities	(558)	—
Proceeds from bank-owned life insurance	3,506	—
Purchases of premises and equipment – net	(328)	(2,311)

Net cash used in investing activities	(462,807)	(40,367)

FINANCING ACTIVITIES
Increase in deposits	183,012	105,344
Proceeds from Federal Home Loan Bank borrowings	375,000	170,000
Repayment of Federal Home Loan Bank borrowings	(156,261)	(201,825)
Increase (decrease) in other short-term borrowings	27,848	(25,733)
Decrease in federal funds purchased	(5,000)	(58,000)
Dividends paid to common shareholders	(11,450)	(10,539)
Issuance of common stock	560	526

Net cash provided by (used in) financing activities	413,709	(20,227)

Net decrease in cash and cash equivalents	(16,727)	(13,086)
Cash and cash equivalents at beginning of the period	117,572	128,170

Cash and cash equivalents at end of the period	$100,845	$115,084

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$12,496	$9,441
Income taxes paid	—	250
Transfers of loans to other real estate owned	—	77

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on WesBanco’s net income and stockholders’ equity. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Recent accounting pronouncements — In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. WesBanco is assessing the impact of ASU 2017-12 on WesBanco’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07 that changes how an employer presents the net periodic benefit cost in the income statement for an employer-sponsored defined benefit pension and/or other postretirement benefit plans. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual period (i.e., only in the first interim period). For WesBanco, this update was effective for the fiscal year beginning January 1, 2018. Upon adoption, WesBanco reclassified the service cost component from employee benefits to salaries and wages, which are both components of non-interest expense. The service cost component for the three months ended March 31, 2018 was $0.7 million.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for WesBanco was effective for the fiscal year beginning January 1, 2018. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16 that provides the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in generally accepted accounting principles. The exception has led to diversity in practice and is a source of complexity in financial reporting. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, which for WesBanco was effective for the fiscal year beginning January 1, 2018. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15 that provides guidance for the classification of cash flows related to (1) debt prepayment or extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate on the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which for WesBanco was effective for the fiscal year beginning January 1, 2018. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02 that will require entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented. While we are currently assessing the impact of the adoption of this pronouncement, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated Balance Sheets resulting in the recording of right of use assets and lease obligations.

In January 2016, the FASB issued ASU 2016-01 that will require entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The standard does not change the guidance for classifying and measuring investments in debt securities and loans. Entities will have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. In February 2018, the FASB issued ASU 2018-03, which clarifies certain aspects of the guidance issued in ASU 2016-01. WesBanco adopted these pronouncements as of January 1, 2018 and recognized a $1.1 million adjustment to retained earnings upon adoption of this pronouncement. In addition, WesBanco reclassified investment securities on the Consolidated Financial Statements into the following – equity securities, available-for-sale debt securities and held-to-maturity debt securities.

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, which amends the principle versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. WesBanco adopted these pronouncements as of January 1, 2018 using the modified retrospective approach. WesBanco noted no material change to the timing of revenue recognition and there was no material impact on WesBanco’s Consolidated Financial Statements. See Note 8, Revenue Recognition for further discussion on revenue within the scope of ASC 606.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2018	2017
Numerator for both basic and diluted earnings per common share:
Net income	$33,529	$25,886

Denominator:
Total average basic common shares outstanding	44,050,701	43,947,563
Effect of dilutive stock options and other stock compensation	117,541	73,202

Total diluted average common shares outstanding	44,168,242	44,020,765

Earnings per common share – basic	$0.76	$0.59
Earnings per common share – diluted	$0.76	$0.59

All options to purchase shares were included in the diluted shares computation for the three months ended March 31, 2018 and March 31, 2017.

As of March 31, 2018, contingently issuable shares, totaling 39,216, were estimated to be awarded under the 2018, 2017 and 2016 total shareholder return plans as stock performance targets were met and are included in the diluted calculation. As of March 31, 2017, the shares related to the 2017 and 2016 total shareholder return plans were not included in the calculation because the effect would be antidilutive. Performance based restricted stock compensation totaling 9,000 shares were estimated to be awarded as of March 31, 2018 and are included in the diluted calculation. No performance base restricted stock had been granted as of March 31, 2017.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	March 31, 2018				December 31, 2017
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$9,900	$—	$(6)	$9,894	$—	$—	$—	$—
U.S. Government sponsored entities and agencies	98,166	1	(1,709)	96,458	72,425	24	(606)	71,843
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,377,904	214	(33,708)	1,344,410	954,115	214	(19,407)	934,922
Commerical mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	144,568	19	(3,661)	140,926	116,448	4	(1,585)	114,867
Obligations of states and political subdivisions	100,531	2,093	(1,193)	101,431	102,363	2,927	(460)	104,830
Corporate debt securities	35,219	170	(131)	35,258	35,234	228	(59)	35,403

Total available-for-sale debt securities	$1,766,288	$2,497	$(40,408)	$1,728,377	$1,280,585	$3,397	$(22,117)	$1,261,865

Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$11,263	$—	$(373)	$10,890	$11,465	$—	$(325)	$11,140
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	162,904	301	(4,987)	158,218	170,025	544	(2,609)	167,960
Obligations of states and political subdivisions	798,536	10,510	(5,838)	803,208	794,655	17,364	(1,609)	810,410
Corporate debt securities	33,339	82	(235)	33,186	33,355	919	—	34,274

Total held-to-maturity debt securities	$1,006,042	$10,893	$(11,433)	$1,005,502	$1,009,500	$18,827	$(4,543)	$1,023,784

Total debt securities	$2,772,330	$13,390	$(51,841)	$2,733,879	$2,290,085	$22,224	$(26,660)	$2,285,649

At March 31, 2018, and December 31, 2017, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Equity securities, of which some consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $14.0 million and $13.5 million, at March 31, 2018 and December 31, 2017, respectively.

The following table presents the fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2018. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	March 31, 2018
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed securities	Total
Available-for-sale debt securities
U.S. Treasury	$9,894	$—	$—	$—	$—	$9,894
U.S. Government sponsored entities and agencies	9,945	1,961	16,671	6,864	61,017	96,458
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	1,344,410	1,344,410
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	140,926	140,926
Obligations of states and political subdivisions	3,686	17,368	40,161	40,216	—	101,431
Corporate debt securities	3,991	26,299	4,968	—	—	35,258

Total available-for-sale debt securities	$27,516	$45,628	$61,800	$47,080	$1,546,353	$1,728,377

Held-to-maturity debt securities (2)
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$10,890	$10,890
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)		—	—	—	158,218	158,218
Obligations of states and political subdivisions	6,872	114,768	398,845	282,723	—	803,208
Corporate debt securities	—	7,504	25,682	—	—	33,186

Total held-to-maturity debt securities	$6,872	$122,272	$424,527	$282,723	$169,108	$1,005,502

Total debt securities	$34,388	$167,900	$486,327	$329,803	$1,715,461	$2,733,879

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	The held-to-maturity debt securities portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $1.5 billion and $1.4 billion at March 31, 2018 and December 31, 2017, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. There were no sales of available-for-sale debt securities for the three months ended March 31, 2018 and 2017, respectively. Net unrealized losses on available-for-sale debt securities included in accumulated other comprehensive income net of tax, as of March 31, 2018 and December 31, 2017 were $29.2 million and $13.3 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities for the three months ended March 31, 2018 and 2017, respectively.

	For the Three Months Ended March 31,
(unaudited, in thousands)	2018	2017
Debt securities:
Gross realized gains	$7	$12
Gross realized losses	(18)	—

Net (losses) gains on debt securities	$(11)	$12

Equity securities:
Unrealized (losses) gains recognized on securities still held	$(28)	$—
Net realized (losses) gains recognized on securities sold	—	—

Net (losses) gains on equity securities	$(28)	$—

Net securities (losses) gains	$(39)	$12

The following tables provide information on unrealized losses on debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$9,894	$(6)	1	$—	$—	—	$9,894	$(6)	1
U.S. Government sponsored entities and agencies	59,280	(1,129)	8	41,203	(953)	8	100,483	(2,082)	16
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	785,806	(13,021)	128	602,202	(25,674)	195	1,388,008	(38,695)	323
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	101,309	(2,780)	12	23,376	(881)	4	124,685	(3,661)	16
Obligations of states and political subdivisions	335,762	(4,776)	527	72,751	(2,255)	152	408,513	(7,031)	679
Corporate debt securities	35,405	(352)	12	1,974	(14)	1	37,379	(366)	13

Total temporarily impaired securities	$1,327,456	$(22,064)	688	$741,506	$(29,777)	360	$2,068,962	$(51,841)	1,048

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government sponsored entities and agencies	$24,776	$(160)	4	$42,248	$(771)	8	$67,024	$(931)	12
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	423,794	(5,039)	87	637,461	(16,977)	193	1,061,255	(22,016)	280
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	79,061	(1,089)	10	27,852	(496)	6	106,913	(1,585)	16
Obligations of states and political subdivisions	132,831	(852)	210	77,554	(1,217)	160	210,385	(2,069)	370
Corporate debt securities	4,015	(19)	1	1,948	(40)	1	5,963	(59)	2

Total temporarily impaired securities	$664,477	$(7,159)	312	$787,063	$(19,501)	368	$1,451,540	$(26,660)	680

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $55.6 million and $45.9 million at March 31, 2018 and December 31, 2017, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. The net deferred loan costs were $1.9 million and $1.6 million at March 31, 2018 and December 31, 2017, respectively. The unamortized discount on purchased loans from acquisitions was $20.8 million, including $10.0 million related to YCB, and $21.9 million at March 31, 2018 and December 31, 2017, respectively.

(unaudited, in thousands)	March 31, 2018	December 31, 2017
Commercial real estate:
Land and construction	$440,896	$392,597
Improved property	2,574,330	2,601,851

Total commercial real estate	3,015,226	2,994,448

Commercial and industrial	1,118,333	1,125,327
Residential real estate	1,345,993	1,353,301
Home equity	523,425	529,196
Consumer	319,561	339,169

Total portfolio loans	6,322,538	6,341,441

Loans held for sale	12,962	20,320

Total loans	$6,335,500	$6,361,761

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2018 and 2017
	Commercial	Commercial
	Real Estate-	Real Estate-
	Land and	Improved	Commercial	Residential	Home		Deposit
(unaudited, in thousands)	Construction	Property	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total
Balance at December 31, 2017:
Allowance for loan losses	$3,117	$21,166	$9,414	$3,206	$4,497	$3,063	$821	$45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total beginning allowance for credit losses	3,236	21,192	9,587	3,213	4,709	3,100	821	45,858

Provision for credit losses:
Provision for loan losses	1,090	(895)	919	202	262	583	(48)	2,113
Provision for loan commitments	57	(5)	3	—	(4)	4	—	55

Total provision for credit losses	1,147	(900)	922	202	258	587	(48)	2,168

Charge-offs	—	(279)	(109)	(287)	(576)	(1,125)	(267)	(2,643)
Recoveries	117	287	270	131	120	546	109	1,580

Net charge-offs	117	8	161	(156)	(456)	(579)	(158)	(1,063)

Balance at March 31, 2018:
Allowance for loan losses	4,324	20,279	10,494	3,252	4,303	3,067	615	46,334
Allowance for loan commitments	176	21	176	7	208	41	—	629

Total ending allowance for credit losses	$4,500	$20,300	$10,670	$3,259	$4,511	$3,108	$615	$46,963

Balance at December 31, 2016:
Allowance for loan losses	$4,348	$18,628	$8,412	$4,106	$3,422	$3,998	$760	$43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total beginning allowance for credit losses	4,499	18,645	8,600	4,115	3,584	4,042	760	44,245

Provision for credit losses:
Provision for loan losses	(425)	983	832	330	365	583	66	2,734
Provision for loan commitments	(8)	—	(31)	1	17	(2)	—	(23)

Total provision for credit losses	(433)	983	801	331	382	581	66	2,711

Charge-offs	—	(602)	(880)	(404)	(108)	(1,287)	(338)	(3,619)
Recoveries	52	251	376	78	48	369	98	1,272

Net charge-offs	52	(351)	(504)	(326)	(60)	(918)	(240)	(2,347)

Balance at March 31, 2017:
Allowance for loan losses	3,975	19,260	8,740	4,110	3,727	3,663	586	44,061
Allowance for loan commitments	143	17	157	10	179	42	—	548

Total ending allowance for credit losses	$4,118	$19,277	$8,897	$4,120	$3,906	$3,705	$586	$44,609

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential			Deposit
	Land and	Improved	and	Real	Home		Over-
(unaudited, in thousands)	Construction	Property	Industrial	Estate	Equity	Consumer	draft	Total
March 31, 2018
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$387	$—	$—	$—	$—	$—	$387
Allowance for loans collectively evaluated for impairment	4,324	19,892	10,494	3,252	4,303	3,067	615	45,947
Allowance for loan commitments	176	21	176	7	208	41	—	629

Total allowance for credit losses	$4,500	$20,300	$10,670	$3,259	$4,511	$3,108	$615	$46,963

Portfolio loans:
Individually evaluated for impairment (1)	$—	$2,104	$—	$—	$—	$—	$—	$2,104
Collectively evaluated for impairment	439,480	2,567,367	1,117,607	1,345,290	523,425	319,561	—	6,312,730
Acquired with deteriorated credit quality	1,416	4,859	726	703	—	—	—	7,704

Total portfolio loans	$440,896	$2,574,330	$1,118,333	$1,345,993	$523,425	$319,561	$—	$6,322,538

December 31, 2017
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$388	$—	$—	$—	$—	$—	$388
Allowance for loans collectively evaluated for impairment	3,117	20,778	9,414	3,206	4,497	3,063	821	44,896
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total allowance for credit losses	$3,236	$21,192	$9,587	$3,213	$4,709	$3,100	$821	$45,858

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,344	$—	$—	$—	$—	$—	$3,344
Collectively evaluated for impairment	391,140	2,593,393	1,124,544	1,352,587	529,196	339,163	—	6,330,023
Acquired with deteriorated credit quality	1,457	5,114	783	714	—	6	—	8,074

Total portfolio loans	$392,597	$2,601,851	$1,125,327	$1,353,301	$529,196	$339,169	$—	$6,341,441

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2018
Pass	$434,665	$2,526,334	$1,104,209	$4,065,208
Criticized - compromised	3,384	24,807	5,594	33,785
Classified - substandard	2,847	23,189	8,530	34,566
Classified - doubtful	—	—	—	—

Total	$440,896	$2,574,330	$1,118,333	$4,133,559

As of December 31, 2017
Pass	$386,753	$2,548,805	$1,110,267	$4,045,825
Criticized - compromised	2,984	25,673	7,435	36,092
Classified - substandard	2,860	27,373	7,625	37,858
Classified - doubtful	—	—	—	—

Total	$392,597	$2,601,851	$1,125,327	$4,119,775

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $19.4 million at March 31, 2018 and $22.8 million at December 31, 2017, of which $1.0 and $2.5 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired YCB Loans — The carrying amount of loans acquired from YCB with deteriorated credit quality at March 31, 2018 and December 31, 2017 was $4.2 million and $4.3 million, respectively, of which $0.7 million and $0.8 million, respectively, were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and therefore are categorized as non-accrual. At March 31, 2018, the accretable yield was $1.3 million. At March 31, 2018 and December 31, 2017, an allowance for loan loss of $0.2 million and $0, respectively, has been recognized related to the YCB acquired impaired loans, as the estimates for future cash flows on these loans have been negatively impacted.

Acquired ESB Loans — The carrying amount of loans acquired from ESB with deteriorated credit quality at March 31, 2018 and December 31, 2017 was $3.5 million and $3.7 million, respectively, of which $3.5 million for both periods was accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and therefore were categorized as non-accrual. At March 31, 2018, the accretable yield was $2.9 million. At March 31, 2018 and December 31, 2017 an allowance for loan loss of $2.0 million has been recognized related to the ESB acquired impaired loans, as the estimates for future cash flows on these loans have been negatively impacted.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Three Months Ended
(unaudited, in thousands)	March 31, 2018	March 31, 2017
Balance at beginning of period	$1,724	$1,717
Acquisitions	—	—
Reduction due to change in projected cash flows	(86)	(200)
Reclass from non-accretable difference	2,841	174
Transfers out	—	—
Accretion	(268)	(151)

Balance at end of period	$4,211	$1,540

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2018
Commercial real estate:
Land and construction	$439,926	$—	$—	$970	$970	$440,896	$172
Improved property	2,559,491	4,431	528	9,880	14,839	2,574,330	364

Total commercial real estate	2,999,417	4,431	528	10,850	15,809	3,015,226	536
Commercial and industrial	1,115,453	667	201	2,012	2,880	1,118,333	21
Residential real estate	1,333,175	3,860	1,618	7,340	12,818	1,345,993	561
Home equity	517,172	2,654	682	2,917	6,253	523,425	251
Consumer	316,517	1,950	432	662	3,044	319,561	210

Total portfolio loans	6,281,734	13,562	3,461	23,781	40,804	6,322,538	1,579
Loans held for sale	12,962	—	—	—	—	12,962	—

Total loans	$6,294,696	$13,562	$3,461	$23,781	$40,804	$6,335,500	$1,579

Impaired loans included above are as follows:
Non-accrual loans	$8,120	$1,310	$754	$22,202	$24,266	$32,386
TDRs accruing interest (1)	6,435	230	193	—	423	6,858

Total impaired	$14,555	$1,540	$947	$22,202	$24,689	$39,244

As of December 31, 2017
Commercial real estate:
Land and construction	$392,189	$—	$172	$236	$408	$392,597	$—
Improved property	2,589,704	374	1,200	10,573	12,147	2,601,851	243

Total commercial real estate	2,981,893	374	1,372	10,809	12,555	2,994,448	243
Commercial and industrial	1,121,957	572	196	2,602	3,370	1,125,327	20
Residential real estate	1,338,240	4,487	2,376	8,198	15,061	1,353,301	1,113
Home equity	522,584	2,135	683	3,794	6,612	529,196	742
Consumer	334,723	2,466	842	1,138	4,446	339,169	608

Total portfolio loans	6,299,397	10,034	5,469	26,541	42,044	6,341,441	2,726
Loans held for sale	20,320	—	—	—	—	20,320	—

Total loans	$6,319,717	$10,034	$5,469	$26,541	$42,044	$6,361,761	$2,726

Impaired loans included above are as follows:
Non-accrual loans	$9,195	$1,782	$2,033	$23,815	$27,630	$36,825
TDRs accruing interest (1)	6,055	348	168	—	516	6,571

Total impaired	$15,250	$2,130	$2,201	$23,815	$28,146	$43,396

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2018			December 31, 2017
	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance

(unaudited, in thousands)
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$873	$800	$—	$412	$239	$—
Improved property	14,554	10,319	—	18,229	12,863	—
Commercial and industrial	3,045	2,496	—	3,745	3,086	—
Residential real estate	19,601	17,751	—	20,821	18,982	—
Home equity	5,771	4,971	—	5,833	5,169	—
Consumer	918	803	—	1,084	952	—

Total impaired loans without a specific allowance	44,762	37,140	—	50,124	41,291	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,104	2,104	387	2,105	2,105	388
Commercial and industrial	—	—	—	—	—	—

Total impaired loans with a specific allowance	2,104	2,104	387	2,105	2,105	388

Total impaired loans	$46,866	$39,244	$387	$52,229	$43,396	$388

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

(unaudited, in thousands)
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$520	$—	$588	$—
Improved property	11,591	345	9,620	346
Commercial and industrial	2,791	2	3,812	2
Residential real estate	18,367	66	18,448	69
Home equity	5,070	5	4,186	5
Consumer	878	3	761	2

Total impaired loans without a specific allowance	39,217	421	37,415	424

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	2,105	—	4,927	—
Commercial and industrial	—	—	635	—

Total impaired loans with a specific allowance	2,105	—	5,562	—

Total impaired loans	$41,322	$421	$42,977	$424

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	March 31, 2018	December 31, 2017
Commercial real estate:
Land and construction	$800	$239
Improved property	10,821	13,318

Total commercial real estate	11,621	13,557

Commercial and industrial	2,373	2,958
Residential real estate	13,149	14,661
Home equity	4,540	4,762
Consumer	703	887

Total	$32,386	$36,825

(1)	At March 31, 2018, there were 2 borrowers with loans greater than $1.0 million totaling $5.6 million, as compared to three borrowers with loans greater than $1.0 million totaling $6.8 million at December 31, 2017. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2018			December 31, 2017
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$2	$2	$—	$3	$3
Improved property	1,602	490	2,092	1,650	428	2,078

Total commercial real estate	1,602	492	2,094	1,650	431	2,081

Commercial and industrial	123	94	217	128	97	225
Residential real estate	4,602	1,525	6,127	4,321	1,880	6,201
Home equity	431	220	651	407	337	744
Consumer	100	66	166	65	120	185

Total	$6,858	$2,397	$9,255	$6,571	$2,865	$9,436

As of March 31, 2018 and December 31, 2017 there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.1 million as of March 31, 2018 and December 31, 2017.

The following tables present details related to loans identified as TDRs during the three months ended March 31, 2018 and 2017, respectively:

	New TDRs (1) For the Three Months Ended
	March 31, 2018			March 31, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—

Total commercial real estate	—	—	—	—	—	—

Commercial and industrial	—	—	—	2	126	122
Residential real estate	5	203	195	1	10	9
Home equity	—	—	—	1	44	43
Consumer	2	4	3	2	84	21

Total	7	$207	$198	6	$264	$195

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2018 and 2017, respectively, that were restructured within the last twelve months prior to March 31, 2018 and 2017, respectively:

	Defaulted TDRs (1)		Defaulted TDRs (1)
	For the Three Months Ended		For the Three Months Ended
	March 31, 2018		March 31, 2017
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	1	122	—	—
Home equity	1	7	—	—
Consumer	—	—	1	9

Total	2	$129	1	$9

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2018 and 2017, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	March 31, 2018	December 31, 2017
Other real estate owned	$3,991	$5,195
Repossessed assets	76	102

Total other real estate owned and repossessed assets	$4,067	$5,297

Residential real estate included in other real estate owned at March 31, 2018 and December 31, 2017 was $0.9 million and $1.5 million, respectively. At March 31, 2018 and December 31, 2017, formal foreclosure proceedings were in process on residential real estate loans totaling $4.3 million and $3.5 million, respectively.

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES

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

Loan Swaps

WesBanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that WesBanco executes with a third party, such that WesBanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of FASB ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of March 31, 2018 and December 31, 2017, WesBanco had 43 and 39, respectively, interest rate swaps with an aggregate notional amount of $309.2 million and $298.2 million, respectively, related to this program. During the three months ended March 31, 2018 and 2017, WesBanco recognized net gains (net losses) of $0.2 million and $(0.2) million, respectively, related to the changes in fair value of these swaps. Additionally, WesBanco recognized $0.4 million and $1.0 million of income for the related swap fees for the three months ended March 31, 2018 and 2017, respectively.

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

Fair Values of Derivative Instruments on the Balance Sheet

All derivatives are carried on the consolidated balance sheet at fair value. Derivative assets are classified in the consolidated balance sheet under other assets, and derivative liabilities are classified in the consolidated balance sheet under other liabilities. Changes in fair value are recognized in earnings. None of WesBanco’s derivatives are designated in qualifying hedging relationships under ASC 815.

The table below presents the fair value of WesBanco’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$309,242	$9,257	$9,083	$298,223	$7,351	$7,345
Other contracts:
Interest rate loan commitments	24,730	147	—	20,319	49	—
Best efforts forward delivery commitments	3,941	—	11	2,905	—	6
Forward TBA contracts	36,500	—	3	31,750	—	23

Total derivatives		$9,404	$9,097		$7,400	$7,374

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the three months ended March 31, 2018 and 2017, respectively.

		For the Three Months Ended
	Location of Gain/(Loss)	March 31,
(unaudited, in thousands)		2018	2017
Interest rate swaps	Other income	$(167)	$195
Interest rate loan commitments	Mortgage banking income	98	—
Best efforts forward sales contracts	Mortgage banking income	(5)	—
Forward TBA contracts	Mortgage banking income	410	—

Total		$336	$195

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

WesBanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $2.9 million as of March 31, 2018. If WesBanco had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 6. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2018	2017
Service cost – benefits earned during year	$699	$636
Interest cost on projected benefit obligation	1,114	1,084
Expected return on plan assets	(2,204)	(1,886)
Amortization of prior service cost	6	6
Amortization of net loss	753	794

Net periodic pension cost	$368	$634

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $5.1 million is due for 2018, which could be all or partially offset by the Plan’s $56.9 million available credit balance. WesBanco currently expects to make a voluntary contribution of $5.0 million to the Plan in 2018.

WesBanco assumed YCB’s obligation for a predecessor bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Plan”). The participating employer plan has been frozen to new participants since 2002. WesBanco spun off the assets from the Pentegra Plan, contributing approximately $2.8 million to satisfy the estimated final costs to do so. This spin off had no impact on earnings as the liability was included in YCB’s balance sheet as of the acquisition date. The distributed assets from the Pentegra Plan were transferred to a plan providing substantially the same benefits to the participants. The net periodic pension income for this plan for the three months ended March 31, 2018 was $62 thousand, which was comprised of a $0.2 million expected return on plan assets and a $3 thousand recognized net actuarial gain partially offset by a $0.1 million interest cost on projected benefit obligation.

No minimum contribution is due for this plan for fiscal year 2018; however, WesBanco expects to make a voluntary contribution of $0.2 million.

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

Fair value is determined at one point in time and is not representative of future value. These amounts do not reflect the total value of a going concern organization. Management does not have the intention to dispose of a significant portion of its assets and liabilities, and therefore the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

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

WesBanco enters into forward TBA contracts to manage the interest rate risk between the loan commitments to the customer and the closing of the loan for loans that will be sold on a mandatory basis to secondary market investors. The forward TBA contract is reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period’s earnings as mortgage banking income.

WesBanco determines the fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. WesBanco incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.

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

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017:

		March 31, 2018
		Fair Value Measurements Using:
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Equity securities	$13,986	$11,568	$—	$—	$2,418
Debt securities - available-for-sale
U.S. Treasury	9,894	—	9,894	—	—
U.S. Government sponsored entities and agencies	96,458	—	96,458	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,344,410	—	1,344,410	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	140,926	—	140,926	—	—
Obligations of state and political subdivisions	101,431	—	101,431	—	—
Corporate debt securities	35,258	—	35,258	—	—

Total debt securities - available-for-sale	$1,728,377	$—	$1,728,377	$—	$—
Loans held for sale	12,962	—	12,962	—	—
Other assets - interest rate derivatives agreements	9,257	—	9,257	—	—

Total assets recurring fair value measurements	$1,764,582	$11,568	$1,750,596	$—	$2,418

Other liabilities - interest rate derivatives agreements	$9,083	$—	$9,083	$—	$—

Total liabilities recurring fair value measurements	$9,083	$—	$9,083	$—	$—

Nonrecurring fair value measurements
Impaired loans	$1,717	$—	$—	$1,717	$—
Other real estate owned and repossessed assets	4,067	—	—	4,067	—

Total nonrecurring fair value measurements	$5,784	$—	$—	$5,784	$—

		December 31, 2017
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)	2017	(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Equity securities	$13,457	$11,391	$—	$—	$2,066
Debt securities - available-for-sale
U.S. Government sponsored entities and agencies	71,843	—	71,843	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	934,922	—	934,922	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	114,867	—	114,867	—	—
Obligations of state and political subdivisions	104,830	—	104,830	—	—
Corporate debt securities	35,403	—	35,403	—	—

Total debt securities - available-for-sale	$1,261,865	$—	$1,261,865	$—	$—
Loans held for sale	20,320	—	20,320	—	—
Other assets - interest rate derivatives agreements	7,351	—	7,351	—	—

Total assets recurring fair value measurements	$1,302,993	$11,391	$1,289,536	$—	$2,066

Other liabilities - interest rate derivatives agreements	$7,345	$—	$7,345	$—	$—

Total liabilities recurring fair value measurements	$7,345	$—	$7,345	$—	$—

Nonrecurring fair value measurements
Impaired loans	$1,717	$—	$—	$1,717	$—
Other real estate owned and repossessed assets	5,297	—	—	5,297	—

Total nonrecurring fair value measurements	$7,014	$—	$—	$7,014	$—

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between level 1, 2 or 3 for the three months ended March 31, 2018 or for the year ended December 31, 2017.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
March 31, 2018
Impaired loans	$1,717	Appraisal of collateral (1)	Appraisal adjustments (2)	(4.8%) / (4.8%)
			Liquidation expenses (2)	(7.6%) / (7.6%)
Other real estate owned and repossessed assets	4,067	Appraisal of collateral (1), (3)
December 31, 2017:
Impaired loans	$1,717	Appraisal of collateral (1)	Appraisal adjustments (2)	(4.8%) / (4.8%)
			Liquidation expenses (2)	(7.6%) / (7.6%)
Other real estate owned and repossessed assets	5,297	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at March 31, 2018
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$100,845	$100,845	$100,845	$—	$—	$—
Equity securities	13,986	13,986	11,568	—	—	2,418
Debt securities available-for-sale	1,728,377	1,728,377	—	1,728,377	—	—
Debt securities held-to-maturity	1,006,042	1,005,502	—	1,004,912	590	—
Net loans	6,276,204	6,158,399	—	—	6,158,399	—
Loans held for sale	12,962	12,962	—	12,962	—	—
Other assets - interest rate derivatives	9,257	9,257	—	9,257	—	—
Accrued interest receivable	31,963	31,963	31,963	—	—	—
Financial Liabilities
Deposits	7,226,326	7,230,335	6,018,657	1,211,678	—	—
Federal Home Loan Bank borrowings	1,166,939	1,161,442	—	1,161,442	—	—
Other borrowings	207,653	207,627	205,651	1,976	—	—
Subordinated debt and junior subordinated debt	164,379	149,887	—	149,887	—	—
Other liabilities - interest rate derivatives	9,083	9,083	—	9,083	—	—
Accrued interest payable	4,033	4,033	4,033	—	—	—

			Fair Value Measurements at December 31, 2017
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$117,572	$117,572	$117,572	$—	$—	$—
Equity securities	13,457	13,457	11,391	—	—	2,066
Debt securities available-for-sale	1,261,865	1,261,865	—	1,261,865	—	—
Debt securities held-to-maturity	1,009,500	1,023,784	—	1,023,191	593	—
Net loans	6,296,157	6,212,823	—	—	6,212,823	—
Loans held for sale	20,320	20,320	—	20,320	—	—
Other assets - interest rate derivatives	7,351	7,351	—	7,351	—	—
Accrued interest receivable	29,728	29,728	29,728	—	—	—
Financial Liabilities
Deposits	7,043,588	7,053,536	5,766,531	1,287,005	—	—
Federal Home Loan Bank borrowings	948,203	944,706	—	944,706	—	—
Other borrowings	184,805	184,814	182,785	2,029	—	—
Subordinated debt and junior subordinated debt	164,327	146,484	—	146,484	—	—
Other liabilities - interest rate derivatives	7,345	7,345	—	7,345	—	—
Accrued interest payable	3,178	3,178	3,178	—	—	—

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on WesBanco’s consolidated balance sheets:

Cash and due from banks: The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Debt securities held-to-maturity: Fair values for debt securities held-to-maturity are determined in the same manner as the investment securities which are described above.

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

NOTE 8. REVENUE RECOGNITION

WesBanco adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach and there was no material impact on WesBanco’s Consolidated Financial statements. Interest income, net securities (losses) gains and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, electronic banking fees, net securities brokerage revenue, mortgage banking income and net gain or loss on sale of other real estate owned – there are no significant judgements related to the amount and timing of revenue recognition.

Trust fees: Fees are earned over a period of time between monthly and annually, per the related fee schedule. The fees are earned ratably over the period for investment, safekeeping and other services performance by WesBanco. The fees are accrued when earned based on the daily asset value on the last day of the quarter. In most cases, the fees are directly debited from the customer account.

Service charges on deposits: There are monthly service charges for both commercial and personal banking customers, which are earned over the month per the related fee schedule based on the customers’ deposits. There are also transaction-based fees, which are earned based on specific transactions or customer activity within the customers’ deposit accounts. These are earned at the time the transaction or customer activity occurs. The fees are debited from the customer account.

Electronic banking fees: Interchange and ATM fees are earned based on customer and ATM transactions. Revenue is recognized when the transaction is settled.

Net securities brokerage revenue: Commission income is earned based on customer transactions and management of investments. The commission income from customers’ transactions is recognized when the transaction is complete. The commission income from the management of investments is earned continuously over a quarterly period.

Mortgage banking income: Income is earned when WesBanco-originated loans are sold to an investor on the secondary market. The investor bids on the loans. If the price is accepted, WesBanco delivers the loan documents to the investor. Once received and approved by the investor, revenue is recognized and the loans are derecognized from the Consolidated Balance Sheet. Prior to the loans being sold, they are classified as loans held for sale. Additionally, the changes in the fair value of the loans held for sale, loan commitments and related derivatives are included in mortgage banking income.

Net gain or loss on sale of other real estate owned: Net gain or loss is recorded when other real estate is sold to a third party and the Bank collects substantially all of the consideration to which WesBanco is entitled in exchange for the transfer of the property.

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three months ended March 31, 2018:

(unaudited, in thousands)	Point of Revenue Recognition	For the Three Months Ended March 31, 2018
Revenue Streams
Trust Fees
Trust account fees	Over time	$4,292
WesMark fees	Over time	2,211

Total trust fees		6,503
Service charges on deposits
Commercial banking fees	Over time	407
Personal service charges	At a point in time & Over time	4,415

Total service charges on deposits		4,822
Net securities brokerage revenue
Annuity commissions	At a point in time	1,200
Equity and debt security trades	At a point in time	102
Managed money	Over time	141
Trail commissions	Over time	227

Total net securities brokerage revenue		1,670
Electronic banking fees	At a point in time	4,829
Mortgage banking income	At a point in time	1,004
Gain/loss on sale of OREO/other assets	At a point in time	262

NOTE 9. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)

Other comprehensive income before reclassifications	—	(14,905)	—	(14,905)
Amounts reclassified from accumulated other comprehensive income	437	—	(50)	387

Period change	437	(14,905)	(50)	(14,518)
Adoption of Accounting Standard ASU 2016-01 (2)	—	(1,063)	—	(1,063)

Balance at March 31, 2018	$(18,189)	$(29,218)	$331	$(47,076)

Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

Other comprehensive income before reclassifications	—	1,680	—	1,680
Amounts reclassified from accumulated other comprehensive income	655	—	(50)	605

Period change	655	1,680	(50)	2,285

Balance at March 31, 2017	$(17,103)	$(8,210)	$472	$(24,841)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23% in 2018 and 37% in all prior periods.
(2)	See Note 1, Summary of Significant Accounting Policies for additional information about WesBanco’s adoption of ASU 2016-01.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2018 and 2017:

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/(Loss) For the Three Months Ended March 31,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2018	2017
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$—	$—	Net securities gains (Non-interest income)
Related income tax expense	—	—	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	—	—

Debt securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(66)	(72)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	16	22	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(50)	(50)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	756	801	Employee benefits (Non-interest expense)
Related income tax benefit	(319)	(146)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	437	655

Total reclassifications for the period	$387	$605

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 3, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 6, “Pension Plan” for additional detail.

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was ($0.6) million as of both March 31, 2018 and December 31, 2017, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both March 31, 2018 and December 31, 2017.

Contingent obligations and other guarantees include affordable housing plan guarantees, credit card guarantees and obligations under the FHLB’s loan purchasing program. Affordable housing plan guarantees are performance guarantees for various building project loans. The guarantee amortizes as the loan balances decrease. Credit card guarantees are credit card balances not owned by WesBanco, whereby the Bank guarantees the performance of the cardholder. The mortgages sold to FHLB obligate WesBanco to reimburse the FHLB for a portion of the loan balances that default.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2018	2017
Lines of credit	$1,464,970	$1,452,697
Loans approved but not closed	358,367	245,644
Overdraft limits	124,752	126,671
Letters of credit	31,947	31,951
Contingent obligations and other guarantees	6,796	6,700

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 11. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $4.0 billion and $3.8 billion at March 31, 2018 and 2017, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended March 31, 2018:
Interest and dividend income	$86,417	$—	$86,417
Interest expense	13,125	—	13,125

Net interest income	73,292	—	73,292
Provision for credit losses	2,168	—	2,168

Net interest income after provision for credit losses	71,124	—	71,124
Non-interest income	17,477	6,503	23,980
Non-interest expense	50,894	3,677	54,571

Income before provision for income taxes	37,707	2,826	40,533
Provision for income taxes	6,411	593	7,004

Net income	$31,296	$2,233	$33,529

For the Three Months ended March 31, 2017:
Interest and dividend income	$79,924	$—	$79,924
Interest expense	9,205	—	9,205

Net interest income	70,719	—	70,719
Provision for credit losses	2,711	—	2,711

Net interest income after provision for credit losses	68,008	—	68,008
Non-interest income	16,741	6,143	22,884
Non-interest expense	50,992	3,392	54,384

Income before provision for income taxes	33,757	2,751	36,508
Provision for income taxes	9,522	1,100	10,622

Net income	$24,235	$1,651	$25,886

Total non-fiduciary assets of the trust and investment services segment were $1.8 million and $3.8 million at March 31, 2018 and 2017, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

NOTE 12. SUBSEQUENT EVENTS

On April 5, 2018, WesBanco completed its acquisition of First Sentry Bancshares, Inc. (“FTSB”), a bank holding company headquartered in Huntington, West Virginia. As of March 31, 2018, FTSB had approximately $705.1 million in assets excluding goodwill, $577.4 million in total deposits, $459.5 million in total loans and 5 branches in West Virginia. The acquisition was valued at approximately $107.5 million and resulted in WesBanco issuing approximately 2.5 million shares of its common stock and $1.0 million in cash in exchange for FTSB common stock. The assets and liabilities of FTSB will be recorded on WesBanco’s balance sheet at their preliminary estimated fair values as of April 5, 2018, the acquisition date, and FTSB’s results of operations will be included in WesBanco’s Consolidated Statements of Income from that date. For the three months ended March 31, 2018, WesBanco recorded merger-related expenses of $0.2 million associated with the FTSB acquisition. WesBanco accounts for business combinations using the acquisition method of accounting. The initial accounting and determination of the fair values of the assets and liabilities resulting from the acquisition was incomplete at the time of this filing due to the timing of the closing of the acquisition in relation to WesBanco’s required Form 10-Q filing deadline. A more complete disclosure of the business combination is expected to be reported in WesBanco’s Form 10-Q as of June 30, 2018.

On April 19, 2018, WesBanco and Farmers Capital Bank Corporation (“Farmers”), a bank holding company headquartered in Frankfort, Kentucky with approximately $1.7 billion in assets, $1.4 billion in deposits, $1.0 billion in loans and 34 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of Farmers with and into WesBanco. On the date of the announcement, the transaction was valued at approximately $378.2 million. Under the terms of the Agreement and Plan of Merger, which has been approved by that board of directors of both companies, WesBanco will exchange a combination of its common stock and cash for Farmers common stock. Farmers shareholders will be entitled to receive 1.053 shares of WesBanco common stock and cash in the amount of $5.00 per share for each share of Farmers’common stock for a total value of approximately $50.31 per share at the date of announcement. The receipt by Farmers’ shareholders of shares of WesBanco common stock in exchange for their shares of Farmers common stock is anticipated to qualify as a tax-free exchange. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the shareholders of Farmers. It is expected that the transaction will be completed in the third or fourth quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three months ended March 31, 2018. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2017 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco, FTSB and Farmers may not integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco, FTSB and Farmers may not be fully realized within the expected timeframes; disruption from the merger of WesBanco, FTSB and Farmers may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 177 branches and 168 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2018 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2017 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended March 31, 2018 was $33.5 million, with diluted earnings per share of $0.76, compared to $25.9 million and $0.59 per diluted share, respectively, for the first quarter of 2017. Excluding after-tax merger-related expenses (non-GAAP measure) in both periods, net income and diluted earnings per share would have increased 28.7% to $33.7 million, or $0.76 per diluted share for the three months ended March 31, 2018, as compared to the prior year quarter.

	For the Three Months Ended March 31,
	2018		2017
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$33,722	$0.76	$26,205	$0.60
Less: After tax merger-related expenses	(193)	—	(319)	(0.01)

Net income (GAAP)	$33,529	$0.76	$25,886	$0.59

(1)	Non-GAAP net income excludes after-tax merger-related expenses. The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $2.6 million or 3.6% in the first quarter of 2018 compared to the same quarter of 2017 due to a 2.7% increase in average earning assets. In addition, the yield on earning assets has increased a total of 13 basis points since the first quarter of 2017. However, the net interest margin decreased by 4 basis points to 3.38% in the first quarter of 2018 compared to 3.42% in the first quarter of 2017 due primarily due to a 6 basis point reduction in the tax-equivalency of the income from state and local municipal tax-exempt securities portfolio resulting from the “Tax Cuts and Jobs Act” signed into law in December 2017. The net interest margin has somewhat benefited from increases in the Federal Reserve Board’s target federal funds rate over the past year, partially offset by higher funding costs as well as a flattening of the yield curve. The increase in the cost of interest bearing liabilities is primarily due to higher rates for interest bearing public funds, and certain Federal Home Loan Bank and other borrowings. Accretion from prior acquisitions benefited the first quarter net interest margin by approximately six basis points, as compared to eight basis points in the prior year period.

The provision for credit losses decreased to $2.2 million in the first quarter of 2018, compared to $2.7 million in the first quarter of 2017, due to continued strength in the loan credit quality and minimal overall loan growth. Net charge-offs, as a percentage of average portfolio loans of 0.07% in the first quarter of 2018 were lower than the 0.15% in the first quarter of 2017.

For the first quarter of 2018, non-interest income increased $1.1 million, or 4.8%, compared to the first quarter of 2017. Bank owned-life insurance increased $1.6 million or 141.8%, due to higher death benefits received during the quarter compared to the first quarter of 2017. Trust fees increased $0.3 million or 5.9%, as equity markets improved and trust assets increased 5.0% since the first quarter of 2017. Electronic banking fees increased $0.3 million or 6.6% based on increased debit card volume. Net gain (loss) on other real estate owned and other assets increased $0.3 million or 444.7% as result of an increase in a venture capital fund established for qualifying Community Reinvestment Act investment purposes in 2009.

The following comments on non-interest expense exclude merger-related expenses in both years. Non-interest expense in the first quarter of 2018 grew slightly by $0.4 million or 0.8%, compared to the 2017 first quarter. Salaries and wages increased $2.0 million or 8.7% compared to last year’s first quarter. However, employee benefit expenses decreased $1.3 million or 15.8% as compared to the first quarter of 2017. These fluctuations are primarily due to the adoption of an accounting standard, which requires the service component of pension expense to be included in salaries and wages as opposed to employee benefit expenses. The pronouncement was adopted January 1, 2018.

The effective income tax rate and associated provision for income taxes for the first quarter of 2018 are reflective of the recently enacted “Tax Cuts and Jobs Act”, which lowered the Federal income tax rate for corporations to 21%. During the first quarter, the effective tax rate was 17.28% as compared to 29.09% last year, while the provision for income taxes decreased $3.6 million to $7.0 million, despite higher year-over-year pre-tax income.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2018	2017
Net interest income	$73,292	$70,719
Taxable equivalent adjustment to net interest income	1,285	2,634

Net interest income, fully taxable equivalent	$74,577	$73,353

Net interest spread, non-taxable equivalent	3.12%	3.16%
Benefit of net non-interest bearing liabilities	0.20%	0.14%

Net interest margin	3.32%	3.30%
Taxable equivalent adjustment	0.06%	0.12%

Net interest margin, fully taxable equivalent	3.38%	3.42%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $2.6 million or 3.6% in the first quarter of 2018 compared to 2017, due to a 2.7% increase in average earning asset balances, primarily from an 11.6% increase in average taxable securities balances. Average loan balances increased by 1.0% in the first quarter of 2018 compared to the first quarter of 2017, and were driven by growth in total commercial loans and home equity loans, both strategic focus categories of WesBanco, which more than offset the targeted reductions in the consumer portfolio to reduce the overall loan portfolio’s risk profile. Total average deposits increased in the first quarter of 2018 by $64.1 million or 0.9% compared to the first quarter of 2017, while certificates of deposit, which have the highest overall interest cost among deposits, decreased by $213.0 million or 14.6% over the same time period. The effect of multiple increases in the Federal Reserve’s target federal funds rate over the past year on the net interest margin were offset by lower tax equivalent yields on tax-exempt securities resulting from the decrease in the corporate tax rate to 21% for 2018. Due to this adjustment in tax-equivalency, the net interest margin decreased to 3.38% for the first quarter of 2018 compared to 3.42% in the first quarter of 2017. Yields increased for all earning asset categories in 2018 except for tax-exempt securities. The cost of interest bearing liabilities increased by 23 basis points from the first quarter of 2017. The increase in the cost of interest bearing liabilities is primarily due to rate increases for larger balance customers in interest bearing demand deposits, which include public funds, and higher rates for certain short term and Federal Home Loan Bank borrowings. Approximately 6 basis points of accretion from prior acquisitions was included in the 2018 first quarter net interest margin compared to 8 basis points in the 2017 first quarter net interest margin.

Interest income increased $6.5 million or 8.1% in the first quarter of 2018 compared to the first quarter of 2017 due to higher average loan and securities balances and higher yields in almost every earning asset category. Earning asset yields were influenced positively in the first quarter of 2018 compared to the first quarter of 2017 due to three federal funds rate increases occurring during the past twelve months. Average loan balances increased by $60.8 million or 1.0% in the first quarter of 2018 compared to the same period of 2017, primarily due to increases in commercial and home equity loans. Loan yields increased by 24 basis points during this same period to 4.43% from the previously mentioned federal funds rate increases. In the first quarter of 2018, average loans represented 71.2% of average earning assets, a decrease from 72.4% in the first quarter of 2017, primarily due to purchases of taxable securities exceeding the average loan growth. Average taxable securities balances increased by $186.0 million or 11.6% from the first quarter of 2017, consistent with management’s strategy of growing total assets above $10 billion in the first quarter of 2018 to improve profitability. Total securities yields decreased by 12 basis points in 2018 from the first quarter of 2017 due a lower tax-equivalency benefit on tax-exempt securities, resulting from the “Tax Cuts and Jobs Act”, which decreased the corporate tax rate from 35% to 21%. This yield decrease had no effect on net interest income, as the tax effect is included in the provision for income taxes. The average balance of tax-exempt securities decreased slightly from the first quarter of 2017, and was 28.6% of total average securities in 2018 compared to 31.2% in the first quarter of 2017. Taxable securities yields increased by 19 basis points in the first quarter of 2018 as compared to the first quarter of 2017 due to purchases in the first quarter of 2018 at higher market rates.

Total portfolio loans increased $10.4 million or 0.2% over the last twelve months, while total commercial loans increased $74.2 million or 1.8%. Loan growth was achieved through $1.8 billion in total loan originations, led by $1.2 billion in business loan originations for the past twelve months. Loan growth was driven by expanded market areas and additional commercial personnel in our core markets, partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their mortgages, and targeted reductions of the consumer portfolio to reduce the risk profile of the loan portfolio.

Interest expense increased $3.9 million or 42.6% in the first quarter of 2018 compared to the first quarter of 2017, due primarily to increases in the rates paid on most interest bearing liability categories. The cost of interest bearing liabilities increased by 23 basis points from the first quarter of 2017 to 0.80% in the first quarter of 2018. Average interest bearing deposits decreased by $24.0 million or 0.5% from the first quarter of 2017, due primarily to a decrease in the average balance of CDs of $213.0 million or 14.6%. This decrease was partially due to a $42.5 million reduction in CDARS® balances from $116.7 million at March 31, 2017 to $74.2 million at March 31, 2018. The rate on interest bearing deposits increased by 14 basis points from the first quarter of 2017, primarily from increases in rates on interest bearing public funds. Average non-interest bearing demand deposits increased from the first quarter of 2017 to the first quarter of 2018 by $88.1 million or 4.9% and are now 26.3% of total average deposits, compared to 25.3% in 2017, reflecting customers’ preferences and marketing strategies. The increase in non-interest bearing deposits reflect positively in the net interest margin, as the benefit of non-interest bearing liabilities increased by 6 basis points from the first quarter of 2017 to the first quarter of 2018. Average other borrowings and subordinated debt balances remained virtually unchanged from the first quarter of 2017, but their average rates paid increased by 49 and 30 basis points, respectively, over this time period due to increases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced. The average balance of FHLB borrowings increased by $88.4 million from the first quarter of 2017, and their average rate paid increased by 55 basis points to 1.76% over this same time period due to higher interest rates and the replacement of some maturing shorter-term borrowings with those of a medium-term length throughout 2017 and the first quarter of 2018 to improve asset sensitivity and liquidity measures.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2018		2017
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks – interest bearing	$8,727	2.06%	$13,926	0.52%
Loans, net of unearned income (1)	6,339,550	4.43%	6,278,718	4.19%
Securities: (2)
Taxable	1,789,336	2.58%	1,603,337	2.39%
Tax-exempt (3)	717,624	3.41%	726,658	4.14%

Total securities	2,506,960	2.82%	2,329,995	2.94%
Other earning assets	50,388	6.02%	47,025	4.43%

Total earning assets (3)	8,905,625	3.98%	8,669,664	3.85%

Other assets	1,087,739		1,111,813

Total Assets	$9,993,364		$9,781,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,697,755	0.60%	$1,536,282	0.29%
Money market accounts	1,005,236	0.35%	1,038,584	0.22%
Savings deposits	1,288,120	0.06%	1,227,190	0.06%
Certificates of deposit	1,241,228	0.83%	1,454,245	0.67%

Total interest bearing deposits	5,232,339	0.47%	5,256,301	0.33%
Federal Home Loan Bank borrowings	1,037,441	1.76%	949,001	1.21%
Other borrowings	204,833	1.10%	197,358	0.61%
Subordinated debt and junior subordinated debt	164,334	4.79%	163,913	4.49%

Total interest bearing liabilities (1)	6,638,947	0.80%	6,566,573	0.57%
Non-interest bearing demand deposits	1,869,624		1,781,513
Other liabilities	83,522		75,789
Shareholders’ equity	1,401,271		1,357,602

Total Liabilities and Shareholders’ Equity	$9,993,364		$9,781,477

Taxable equivalent net interest spread		3.18%		3.28%
Taxable equivalent net interest margin		3.38%		3.42%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.7 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $1.2 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively, while accretion on interest bearing liabilities from prior acquisitions was $0.2 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.
(2)	Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for 2018 and 35% for 2017.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended March 31, 2018
	Compared to March 31, 2017
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$(9)	$36	$27
Loans, net of unearned income	634	3,705	4,339
Taxable securities	1,165	782	1,947
Tax-exempt securities (1)	(92)	(1,314)	(1,406)
Other earning assets	39	198	237

Total interest income change (1)	1,737	3,407	5,144

Increase (decrease) in interest expense:
Interest bearing demand deposits	126	1,305	1,431
Money market accounts	(19)	323	304
Savings deposits	8	—	8
Certificates of deposit	(385)	510	125
Federal Home Loan Bank borrowings	285	1,377	1,662
Other borrowings	12	249	261
Subordinated debt and junior subordinated debt	5	124	129

Total interest expense change	32	3,888	3,920

Net interest income increase (decrease) (1)	$1,705	$(481)	$1,224

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 21% for 2018 and 35% for 2017.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses decreased to $2.2 million in the first quarter of 2018 compared to $2.7 million in the first quarter of 2017 due primarily to the consistent high quality of the loan portfolio. Overall, most credit ratios continued to improve on a percentage basis, year-over-year. Non-performing loans (including TDRs), and criticized and classified loans all improved as a percentage of total portfolio loans from March 31, 2017. Total non-performing loans were 0.62% of total loans at March 31, 2018, decreasing from 0.74% of total loans at the end of the first quarter of 2017. Criticized and classified loans were 1.08% of total loans, improving from 1.35% at March 31, 2017. Past due loans at March 31, 2018 were 0.25% of total loans, compared to 0.22% at March 31, 2017. Annualized net loan charge-offs also decreased from 0.15% at March 31, 2017 to 0.07% at March 31, 2018. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2018	2017	$ Change	% Change
Trust fees	$6,503	$6,143	$360	5.9
Service charges on deposits	4,822	4,853	(31)	(0.6)
Electronic banking fees	4,829	4,528	301	6.6
Net securities brokerage revenue	1,670	1,762	(92)	(5.2)
Bank-owned life insurance	2,756	1,140	1,616	141.8
Mortgage banking income	1,004	1,440	(436)	(30.3)
Net securities (losses) gains	(39)	12	(51)	(425.0)
Net gain (loss) on other real estate owned and other assets	262	(76)	338	444.7
Net insurance services revenue	892	916	(24)	(2.6)
Swap fee and valuation income	517	757	(240)	(31.7)
Other	764	1,409	(645)	(45.8)

Total non-interest income	$23,980	$22,884	$1,096	4.8

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the first quarter of 2018, non-interest income increased $1.1 million or 4.8% compared to the first quarter of 2017. The increase is driven by a $1.6 million increase in bank-owned life insurance, a $0.4 million increase in trust fees, a $0.3 million increase in electronic banking fees and a $0.3 million increase in net gain (loss) on other real estate owned and other assets, partially offset by decreases in other income, swap fee and valuation income, and mortgage banking income compared to the first quarter of 2017.

Trust fees increased $0.4 million or 5.9% compared to the first quarter of 2017 due to market improvements and customer and revenue development initiatives. Total trust assets have increased $0.2 billion from $3.8 billion at March 31, 2017 to $4.0 billion at March 31, 2018. At March 31, 2018, trust assets include managed assets of $3.3 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco Trust and Investment Services, were $933.6 million as of March 31, 2018 and $906.2 million at March 31, 2017 and are included in trust-managed assets.

Service charges on deposits remained consistent quarter over quarter, decreasing by 0.6%. Deposits increased $80.6 million to $7.2 billion as of March 31, 2018 as compared to $7.1 billion as of March 31, 2017.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $0.3 million or 6.6% compared to the first three months of 2017, due to a higher volume of debit card transactions from WesBanco’s customer base. The volume increase is due to a higher percentage of customers using these products as well as marketing initiatives.

Bank-owned life insurance increased $1.6 million or 141.8% compared to first quarter of 2017 due to higher death benefits received during the period. The total cash surrender value of bank-owned life insurance increased $2.6 million to $191.8 million as of March 31, 2018 as compared to March 31, 2017.

Mortgage banking income decreased $0.4 million or 30.3% as compared to first quarter of 2017 primarily due to a $0.5 million favorable market adjustment recognized during the first quarter of 2017. Mortgage production was $73.3 million, which decreased 10.9% from the comparable 2017 quarter. Mortgages sold into the secondary market represented $38.6 million or 52.7% of overall mortgage loan production in the first three months of 2018 compared to $36.1 million or 43.9% in the first three months of 2017.

Net gain (loss) on other real estate owned and other assets increased $0.4 million or 444.7% as compared to the first quarter of 2017 primarily due to an increase in value of $0.2 million of a venture capital investment.

Swap fee and valuation income decreased $0.2 million compared to the first three months of 2017 primarily due to the change in the valuation of the interest rate swaps and lower new swap volume.

Other income decreased $0.6 million or 45.8% compared to the first three months of 2017 primarily due to a $0.4 million gain on the sale of certain real estate-related joint venture assets acquired from ESB recognized in the first quarter of 2017. WesBanco is currently in the process of winding up and dissolving its business activities of these acquired joint ventures.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2018	2017	$ Change	% Change
Salaries and wages	$25,006	$23,002	$2,004	8.7
Employee benefits	6,912	8,210	(1,298)	(15.8)
Net occupancy	4,656	4,327	329	7.6
Equipment	3,949	4,042	(93)	(2.3)
Marketing	1,116	824	292	35.4
FDIC insurance	658	827	(169)	(20.4)
Amortization of intangible assets	1,086	1,273	(187)	(14.7)
Restructuring and merger-related expenses	245	491	(246)	(50.1)
Franchise and other miscellaneous taxes	2,235	2,084	151	7.2
Consulting, regulatory, accounting and advisory fees	1,532	1,673	(141)	(8.4)
ATM and electronic banking interchange expenses	1,216	1,088	128	11.8
Postage and courier expenses	959	1,021	(62)	(6.1)
Legal fees	713	761	(48)	(6.3)
Communications	488	747	(259)	(34.7)
Supplies	687	828	(141)	(17.0)
Other real estate owned and foreclosure expenses	199	328	(129)	(39.3)
Other	2,914	2,858	56	2.0

Total non-interest expense	$54,571	$54,384	$187	0.3

Non-interest expense in the first quarter of 2018 grew marginally by $0.2 million or 0.3% compared to the same quarter in 2017 in an effort to control operating expenses. Excluding merger-related expenses, non-interest expense increased $0.4 million or 0.8%. For the first quarter, salaries and wages increased $2.0 million, net occupancy increased $0.3 million, and marketing expense increased $0.3 million, offset by a $1.3 million decrease in employee benefits, a $0.3 million decrease in communications, coupled with decreases in various other expense categories.

Salaries and wages increased $2.0 million or 8.7% from the first quarter of 2017 due to the adoption of a new accounting standard, which requires the service component portion of pension expense to be classified to salaries and wages from employee benefits. The remaining increase is due to routine annual compensation adjustments and stock based compensation. Employee benefits expense decreased $1.3 million compared to the first quarter of 2017, primarily from the $0.7 reclassification of the service component portion of pension cost to salaries and wages. Pension costs excluding the service component decreased $0.3 million compared to the first quarter 2017. The fair value of certain executive deferred compensation benefits decreased $0.3 million as compared to the same period in 2017.

Net occupancy costs increased $0.3 million or 7.6% compared to the first three months of 2017, primarily due to increased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, such as snow removal.

Marketing expenses increased $0.3 million or 35.4% compared to the first three months of 2017. The increase is primarily due to advertising expense as new marketing campaigns began in 2018.

Merger-related expenses in 2018 relate to the FTSB acquisition that closed on April 5, 2018. The costs consist of primarily legal and other professional fees. The merger-related costs in 2017 related to the YCB acquisition, which closed on September 9, 2016.

Communications expense decreased $0.3 million or 34.7% compared to the first three months of 2017. WesBanco improved the technology and communications infrastructure at the former YCB-acquired branches, which further allowed for future cost savings as noted in the current period.

INCOME TAXES

The provision for income taxes decreased $3.6 million or 34.1% in the first quarter of 2018 compared to the first quarter of 2017, due to the enacted Federal tax reform legislation that reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Partially offsetting this decrease in income tax expense, first quarter 2018 pre-tax income was 11.0% higher. As a result of these changes, the effective tax rate decreased to 17.28% compared to 29.09% in the first quarter of 2017.

FINANCIAL CONDITION

Total assets increased 4.4%, while deposits and shareholders’ equity increased 2.6% and 0.6%, respectively, compared to December 31, 2017. Total securities increased by $463.6 million or 20.3% from December 31, 2017 to March 31, 2018, and was driven by management’s strategy to exceed the $10 billion threshold in total assets during the first quarter of 2018 by purchasing taxable securities. These purchases had an average yield of approximately 3.06%. Total portfolio loans decreased $18.9 million or 0.3% as a result of targeted reductions in the consumer portfolio offsetting growth in strategic focus categories, coupled with increased secondary market residential mortgage loan sales. Deposits increased $182.7 million from year-end resulting from a 7.1% increase in demand deposits and a 3.5% increase in savings deposits, which more than offset the 3.9% decrease in money market deposits and the 5.4% decrease in certificates of deposit. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit and customer preferences for other deposit types, coupled with a $30.8 million decrease in CDARS® balances. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 18.6% during the first three months of 2018 as short-term borrowings increased $22.8 million and new FHLB borrowings exceeded maturities by $219.2 million. Proceeds from borrowings were utilized to purchase investment securities during the three months ended March 31, 2018. Total shareholders’ equity increased by approximately $8.0 million or 0.6%, compared to December 31, 2017, primarily due to net income exceeding dividends for the period by $20.8 million, which was partially offset by a $14.5 million other comprehensive loss.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Equity securities (at fair value)	$13,986	$13,457	$529	3.9
Available-for-sale debt securities (at fair value)
U.S. Treasury	9,894	—	9,894	100.0
U.S. Government sponsored entities and agencies	96,458	71,843	24,615	34.3
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,344,410	934,922	409,488	43.8
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	140,926	114,867	26,059	22.7
Obligations of states and political subdivisions	101,431	104,830	(3,399)	(3.2)
Corporate debt securities	35,258	35,403	(145)	(0.4)

Total available-for-sale debt securities	$1,728,377	$1,261,865	$466,512	37.0

Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$11,263	$11,465	$(202)	(1.8)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	162,904	170,025	(7,121)	(4.2)
Obligations of states and political subdivisions	798,536	794,655	3,881	0.5
Corporate debt securities	33,339	33,355	(16)	(0.0)

Total held-to-maturity debt securities	1,006,042	1,009,500	(3,458)	(0.3)

Total securities	$2,748,405	$2,284,822	$463,583	20.3

Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.57%	2.35%
As a % of total securities	63.4%	55.8%
Weighted average life (in years)	4.8	4.2

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.42%	3.85%
As a % of total securities	36.6%	44.2%
Weighted average life (in years)	4.8	4.2

Total securities:
Weighted average yield at the respective period end (2)	2.88%	3.01%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.8	4.2

(1)	At March 31, 2018 and December 31, 2017, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21% in 2018 and 35% in 2017.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $463.6 million or 20.3% from December 31, 2017 to March 31, 2018. Through the first three months of 2018, the available-for-sale portfolio increased by $466.5 million or 37.0%, while the held-to-maturity portfolio remained relatively unchanged. The increase in the overall portfolio from December 31, 2017 was driven by management’s strategy to exceed the $10 billion threshold in total assets during the first quarter of 2018 by purchasing mortgage-backed securities and collateralized mortgage obligations, with an average yield of approximately 3.06%. The weighted average yield of the portfolio decreased by 13 basis points from 3.01% at December 31, 2017 to 2.88% at March 31, 2018. Though market rates increased in the first quarter of 2018 on all securities purchased, the decrease in the corporate federal tax rate from 35% to 21% reduced the tax-equivalent yield by approximately 73 basis points on the tax-exempt municipal bond portfolio, and 16 basis points on the entire portfolio from year-end, as the tax benefit was reduced. This decrease in the tax-equivalent yield on tax-exempt municipals more than offset the general market rate increases, as tax-exempt municipals comprise approximately 25% of WesBanco’s investment portfolio. The higher-yielding first quarter purchases helped to mitigate the impact of the tax-equivalent yield reduction on the municipal bonds.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2018 and December 31, 2017 were $29.2 million and $13.3 million, respectively. With approximately 37% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

Equity securities, of which a portion consist of investments in various mutual funds held in grantor trusts formed in connection with a key officer and director deferred compensation plan, are recorded at fair value. Gains and losses due to fair value fluctuations on equity securities are included in net securities gains or losses. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the employee is recognized in employee benefits expense.

WesBanco’s municipal portfolio comprises 32.7% of the overall securities portfolio as of March 31, 2018 as compared to 39.4% as of December 31, 2017, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	March 31, 2018		December 31, 2017
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$99,976	11.1	$96,253	10.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	673,666	74.4	685,446	74.9
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	122,043	13.5	125,032	13.7
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	1,035	0.1	745	0.1
Not rated by either agency	7,919	0.9	7,764	0.8

Total municipal bond portfolio	$904,639	100.0	$915,240	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of March 31, 2018 and December 31, 2017, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio consists of both taxable (primarily Build America Bonds) and tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	March 31, 2018		December 31, 2017
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$622,511	68.8	$630,824	68.9
Revenue	282,128	31.2	284,416	31.1

Total municipal bond portfolio	$904,639	100.0	$915,240	100.0

Municipal bond issuer:
State Issued	$93,002	10.3	$95,160	10.4
Local Issued	811,637	89.7	820,080	89.6

Total municipal bond portfolio	$904,639	100.0	$915,240	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at March 31, 2018:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	March 31, 2018
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$192,508	21.3
Texas	103,670	11.5
Ohio	101,493	11.2
Illinois	46,457	5.1
West Virginia	34,379	3.8
All other states	426,132	47.1

Total municipal bond portfolio	$904,639	100.0

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

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2018		December 31, 2017
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$440,896	7.0	$392,597	6.2
Improved property	2,574,330	40.6	2,601,851	40.9

Total commercial real estate	3,015,226	47.6	2,994,448	47.1
Commercial and industrial	1,118,333	17.7	1,125,327	17.7
Residential real estate	1,345,993	21.2	1,353,301	21.3
Home equity	523,425	8.3	529,196	8.3
Consumer	319,561	5.0	339,169	5.3

Total portfolio loans	6,322,538	99.8	6,341,441	99.7
Loans held for sale	12,962	0.2	20,320	0.3

Total loans	$6,335,500	100.0	$6,361,761	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $26.3 million or 0.4% from December 31, 2017 while portfolio loans increased $10.4 million or 0.2% over the last twelve months. Total loan growth over the last twelve months was driven by strategic focus categories with 1.8% growth in total commercial loans and 3.0% growth in home equity loans, from expanded market areas and additional commercial personnel in our core markets. Secondary market loan sales of residential mortgages continued to increase resulting in an increase in the gain on sale of mortgages and a reduction in residential mortgages retained in the portfolio. In addition, the consumer portfolio declined due to a reduced focus and pricing adjustments for indirect installment loans.

Total loan commitments of $2.0 billion, including loans approved but not closed, increased $123.2 million or 6.6% from December 31, 2017 due primarily to loans approved but not closed. The line utilization percentage for the commercial portfolio was 47.7% at March 31, 2018 and 48.0% at December 31, 2017.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

At March 31, 2018 total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $50.0 million or 0.63% of the total loan portfolio as compared to $55.2 million or 0.69% of the total loan portfolio at December 31, 2017. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $60.9 million in exposure or 0.76% of the total loan portfolio as compared to $65.3 million or 0.82% of the total loan portfolio at December 31, 2017. The largest exposure to any one borrower in either core energy or ancillary industries was $21.0 million to a company that operates as a natural gas distribution utility.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2018	December 31, 2017
Non-accrual loans:
Commercial real estate - land and construction	$800	$239
Commercial real estate - improved property	10,821	13,318
Commercial and industrial	2,373	2,958
Residential real estate	13,149	14,661
Home equity	4,540	4,762
Consumer	703	887

Total non-accrual loans (1)	32,386	36,825

TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	1,602	1,650
Commercial and industrial	123	128
Residential real estate	4,602	4,321
Home equity	431	407
Consumer	100	65

Total TDRs accruing interest (1)	6,858	6,571

Total non-performing loans	$39,244	$43,396

Other real estate owned and repossessed assets	4,067	5,297

Total non-performing assets	$43,311	$48,693

Non-performing loans/total portfolio loans	0.62%	0.68%
Non-performing assets/total assets	0.42%	0.50%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.68%	0.77%

(1)	TDRs on nonaccrual of $2.4 million and $2.9 million at March 31, 2018 and December 31, 2017, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $4.2 million or 9.6%, from December 31, 2017, primarily due to the paydown of one large CRE loan in the first quarter. TDRs increased slightly by $0.3 million due to additions to the category being slightly higher than normal repayments. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $1.2 million from December 31, 2017 primarily due to continued efforts to liquidate properties.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	March 31, 2018	December 31, 2017
Loans past due 90 days or more:
Commercial real estate - land and construction	$172	$—
Commercial real estate - improved property	364	243
Commercial and industrial	21	20
Residential real estate	561	1,113
Home equity	251	742
Consumer	210	608

Total loans past due 90 days or more	1,579	2,726

Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	172
Commercial real estate - improved property	4,727	316
Commercial and industrial	684	721
Residential real estate	3,987	4,392
Home equity	2,765	2,281
Consumer	2,373	3,290

Total loans past due 30 to 89 days	14,536	11,172

Total 30 days or more	$16,115	$13,898

Loans past due 90 days or more and accruing to total portfolio loans	0.02%	0.04%
Loans past due 30-89 days and accruing to total portfolio loans	0.23%	0.18%

Loans past due 30 days or more and accruing interest excluding non-accruals and TDRs increased $2.2 million or 16.0% from December 31, 2017. These loans continue to accrue interest because they are both well-secured and in the process of collection. The increase in the 30 to 89 days past due status was primarily due to a $4.4 million increase in the commercial real estate category and represented 0.23% of total loans at March 31, 2018 and 0.18% at December 31, 2017. Loans past due 90 days or more decreased $1.1 million compared to December 31, 2017 and represented 0.02% of total loans at March 31, 2018 compared to 0.04% at December 31, 2017. The continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses of $46.3 million represented 0.73% of total portfolio loans at March 31, 2018 compared to 0.71% as of December 31, 2017 and 0.70% as of March 31, 2017. Included in the ratio are acquired YCB and ESB loans (recorded at fair value at the date of acquisition of $1.7 billion) and the related allowance on YCB and ESB acquired loans of $3.2 million at March 31, 2018. Excluding these acquired loans and the related allowance results in a more comparable coverage ratio to prior periods.

The allowance for loans individually-evaluated remained unchanged from December 31, 2017 to March 31, 2018 at $0.4 million. The allowance for loans collectively-evaluated increased from December 31, 2017 to March 31, 2018 by $1.1 million.

The allowance for loan commitments of $0.6 million at March 31, 2018 was unchanged compared to December 31, 2017, and is included in other liabilities on the Consolidated Balance Sheets.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans were 1.08% of total loans, improving from 1.35% at March 31, 2017. Criticized and classified loans as a percent of total loans improved as overall credit quality continued to improve, enabling certain loans to be upgraded while others have paid down. Criticized and classified loans decreased $5.6 million from December 31, 2017 to $68.4 million at March 31, 2018, with the paydown and/or upgrade of several large CRE loans.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The increase in the allowance for commercial loans from December 31, 2017 is primarily due to loan growth in the CRE—land and construction category, while the overall allowance for retail loan categories was relatively unchanged.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	March 31, 2018	Percent of Total	December 31, 2017	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$4,324	9.2	$3,117	6.8
Commercial real estate - improved property	20,279	43.2	21,166	46.2
Commercial and industrial	10,494	22.4	9,414	20.5
Residential real estate	3,252	6.9	3,206	7.0
Home equity	4,303	9.2	4,497	9.8
Consumer	3,067	6.5	3,063	6.7
Deposit account overdrafts	615	1.3	821	1.6

Total allowance for loan losses	$46,334	98.7	$45,284	98.6

Allowance for loan commitments:
Commercial real estate - land and construction	$176	0.4	$119	0.3
Commercial real estate - improved property	21	0.0	26	0.1
Commercial and industrial	176	0.4	173	0.4
Residential real estate	7	0.0	7	0.0
Home equity	208	0.4	212	0.5
Consumer	41	0.1	37	0.1

Total allowance for loan commitments	629	1.3	574	1.4

Total allowance for credit losses	$46,963	100.0	$45,858	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at March 31, 2018.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Deposits
Non-interest bearing demand	$1,950,619	$1,846,748	$103,871	5.6
Interest bearing demand	1,768,977	1,625,015	143,962	8.9
Money market	984,429	1,024,856	(40,427)	(3.9)
Savings deposits	1,314,632	1,269,912	44,720	3.5
Certificates of deposit	1,207,669	1,277,057	(69,388)	(5.4)

Total deposits	$7,226,326	$7,043,588	$182,738	2.6

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 172 financial centers. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $182.7 million or 2.6% during the first three months of 2018. Interest bearing demand, non-interest bearing demand, and savings deposits increased 8.9%, 5.6%, and 3.5%, respectively, which more than offset the 3.9% decrease in money market deposits. This net growth is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through WesBanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $63.1 million at March 31, 2018 compared to $65.9 million at December 31, 2017.

Certificates of deposit decreased $69.4 million due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships with a focus on overall products that can be offered at a lower cost to WesBanco. The decline was also impacted by lower offered rates on maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $74.2 million in outstanding balances at March 31, 2018, of which $54.3 million represented one-way buys, compared to $105.0 million in total outstanding balances at December 31, 2017, of which $72.7 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $208.0 million at March 31, 2018 compared to $216.4 million at December 31, 2017. Certificates of deposit of $100,000 or more were approximately $532.8 million at March 31, 2018 compared to $581.6 million at December 31, 2017. Certificates of deposit totaling approximately $694.4 million at March 31, 2018 with a cost of 0.76% are scheduled to mature within the next 12 months. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,166,939	$948,203	$218,736	23.1
Other short-term borrowings	207,653	184,805	22,848	12.4
Subordinated debt and junior subordinated debt	164,379	164,327	52	0.0

Total	$1,538,971	$1,297,335	$241,636	18.6

While borrowings are a significant source of funding for WesBanco, they are less significant as compared to total deposits. During the first quarter of 2018, FHLB borrowings increased $218.7 million, as $375.0 million advances offset $155.8 million in maturities. In addition, WesBanco extended the maturities of approximately $155.0 million of maturing FHLB borrowings in the first quarter with a prior cost of approximately 1.29%, at current short-term FHLB rates approximating 2.43% - 2.75%.

Other short-term borrowings, which consist of securities sold under agreements to repurchase and federal funds purchased at March 31, 2018, but may also include notes payable, were $207.7 million at March 31, 2018 compared to $184.8 million at December 31, 2017. The increase is primarily due to a $27.8 million increase in securities sold under agreements to repurchase, which was partially offset by the repayments of $5.0 million in federal funds purchased outstanding at December 31, 2017. WesBanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There was no outstanding balance at March 31, 2018 or December 31, 2017. Rates have generally increased over the past year on all borrowing types due to the federal funds and LIBOR rate increases that have occurred since early 2017.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, loans approved but not closed, overdraft limits and contingent obligations to purchase loans funded by other entities. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 10, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity increased $7.7 million or 0.6% from $1.4 billion at December 31, 2017. The increase resulted primarily from net income during the current three-month period of $33.5 million, which was partially offset by $14.5 million other comprehensive loss and the declaration of common shareholder dividends totaling $12.8 million for the three months ended March 31, 2018. WesBanco also increased its quarterly dividend rate to $0.29 per share in February, representing an 11.5% increase over the prior quarterly rate and a cumulative 107% increase since 2010.

WesBanco did not purchase any shares during the three-month period ended March 31, 2018 under the current share repurchase plans. At March 31, 2018, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,107,297 shares.

On February 22, 2018, WesBanco granted 12,000 Total Shareholder Return Plan (“TSR”) shares for the performance period beginning January 1, 2018 and ending December 31, 2020 to certain executives. The award is determined at the end of the three-year period if the TSR of WesBanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of WesBanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become time-based and vest in three equal annual installments.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2018, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of March 31, 2018, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $51.9 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios as necessary over time, primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			March 31, 2018			December 31, 2017
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$997,327	10.56%	$377,827	$970,425	10.39%	$373,566
Common equity Tier 1	4.50%	6.50%	859,327	12.33%	313,611	834,554	12.14%	309,298
Tier 1 capital to risk-weighted assets	6.00%	8.00%	997,327	14.31%	418,148	970,425	14.12%	412,397
Total capital to risk-weighted assets	8.00%	10.00%	1,069,510	15.35%	557,530	1,042,124	15.16%	549,863
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$887,798	9.42%	$377,142	$869,227	9.32%	$372,900
Common equity Tier 1	4.50%	6.50%	887,798	12.75%	313,273	869,227	12.66%	308,900
Tier 1 capital to risk-weighted assets	6.00%	8.00%	887,798	12.75%	417,698	869,227	12.66%	411,866
Total capital to risk-weighted assets	8.00%	10.00%	959,981	13.79%	556,930	940,303	13.70%	549,155

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

LIQUIDITY RISK

Liquidity is defined as a financial institution’s capacity to meet its cash and collateral obligations at a reasonable cost. Liquidity risk is the risk that an institution’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its obligations. An institution’s obligations, and the funding sources to meet them, depend significantly on its business mix, balance sheet structure and the cash flows of its on- and off-balance sheet obligations. Institutions confront various internal and external situations that can give rise to increased liquidity risk including funding mismatches, market constraints on funding sources, contingent liquidity events, changes in economic conditions, and exposure to credit, market, operation, legal and reputation risk. WesBanco actively manages liquidity risk through its ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is centrally monitored by WesBanco’s Asset/Liability Committee (“ALCO”).

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio and other sources adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 61.3% at March 31, 2018 and deposit balances funded 70.5% of assets.

The following table lists the sources of liquidity from assets at March 31, 2018 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$100,845
Securities with a maturity date within the next year and callable securities	199,244
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	208,799
Loans held for sale	12,962
Accruing loans scheduled to mature	914,959
Normal loan repayments	1,041,516

Total sources of liquidity expected within the next year	$2,478,325

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $7.2 billion at March 31, 2018. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $694.4 million at March 31, 2018, which includes jumbo regular certificates of deposit totaling $292.5 million with a weighted-average cost of 1.06%, and jumbo CDARS® deposits of $48.3 million with a weighted-average cost of 1.20%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at March 31, 2018 and December 31, 2017 approximated $1.6 billion and $1.8 billion, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At March 31, 2018, the Bank had unpledged available-for-sale securities with an amortized cost of $516.9 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of available-for-sale investment securities is limited to approximately 30.1% of the portfolio which is unpledged, due to the pledging agreements that WesBanco has with their public deposit customers. Public deposit balances have increased significantly through the ESB and YCB acquisitions in the past three years. WesBanco’s held-to-maturity portfolio currently contains $654.5 million of unpledged securities. However, most of the balance represents municipal bonds, which can only be pledged in limited circumstances. Unless in compliance with certain criteria, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to move to available-for-sale, and the held-to-maturity designation would not be available to WesBanco for some time.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At March 31, 2018, WesBanco had a BIC line of credit totaling $187.6 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $285.0 million, of which $20.0 million was outstanding at March 31, 2018, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $207.7 million at March 31, 2018 consisted of callable repurchase agreements, overnight sweep checking accounts for large commercial customers, and federal funds purchased. There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during 2018. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $84.7 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2018. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2018, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $51.9 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $1.9 billion and $1.8 billion at March 31, 2018 and December 31, 2017, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 10, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of March 31, 2018 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10% - 20% or less of net interest income from the stable rate base model over a twelve-month period. The table below shows WesBanco’s interest rate sensitivity at March 31, 2018 and December 31, 2017, assuming the above-noted interest rate increases as compared to a base model. In the current lower interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change are not shown due to the unrealistic nature of results associated with short-term negative rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	March 31, 2018	December 31, 2017
+400	9.0%	8.3%	(20.0%)
+300	7.0%	6.2%	(15.0%)
+200	4.5%	4.0%	(12.5%)
+100	2.4%	2.4%	(10.0%)
-100	(2.7%)	(3.0%)	(10.0%)

As per the table above, the earnings sensitivity simulation model at March 31, 2018 currently projects that net interest income for the next twelve-month period would decrease by 2.7% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 3.0% for the same scenario as of December 31, 2017.

For rising rate scenarios, net interest income would increase by between 2.4% - 9.0% if rates were to increase by between 100 - 400 basis points as of March 31, 2018, compared to increases of between 2.4% - 8.3% in a 100 - 400 basis point increasing rate environment as of December 31, 2017. If rates were to increase over a one-year period instead of an instantaneous shock, which management feels is a more practical scenario, than for a 200 basis point increasing rate ramp analysis, the model projects that net interest income would increase 2.1% over the next twelve months, as compared to a 2.2% increase at the end of 2017.

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

The balance sheet shows slightly higher asset sensitivity as of March 31, 2018, as compared to December 31, 2017, with differences resulting from changes in the mix of, and growth in various earning assets and costing liabilities, as well as adjustments for various modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds. Generally, deposit betas have increased over time in the model, while loan prepayment speeds have also increased to reflect various loan classifications’ propensity to prepay over time. Management believes that overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds, rate floors, lower than forecasted increases to loan yields, extension risk associated with residential mortgages and mortgage-related securities, and other earning asset and costing liability differences versus currently modeled assumptions. Commercial loan floors currently average 4.10% on approximately $1.2 billion, or 29% of total commercial loans at March 31, 2018, as compared to $1.2 billion or 30% of commercial loans at December 31, 2017. Approximately 43% or $525.4 million of these loans are currently priced at their floor, as compared to 45% or $552.6 million at December 31, 2017. In a less than 100 basis point rising rate environment, these loans may not adjust as rapidly from their current floor level as compared to loans without floors.

The net interest margin has decreased by 4 basis points for the three month period ended March 31, 2018 compared to last year, as the tax-exempt securities portfolio tax-equivalent rate adjustment from 35% to 21% caused a reduction in the overall net interest margin by 6 basis points. New securities purchased at current rates helped to offset this reduction. In addition, higher non-interest bearing demand deposits and limited increases in other deposit categories resulted in margin improvement that limited the decrease from the tax equivalency calculation. The opportunity for margin expansion is dependent on additional federal funds increases and the shape of the yield curve, in addition to continued execution of our business strategy to grow certain loan categories and remixing higher cost borrowings and CDs into lower cost transaction accounts, while controlling transaction account betas as rates rise. In addition, net purchase accounting accretion is expected to decrease slightly throughout 2018, requiring loan growth and/or rate increases to offset such impact. Management currently anticipates that two to three additional short-term federal funds rate increases may occur by the end of 2018, relatively consistent with market and consensus economist expectations. Delays in implementing further rate increases, or increases to deposit betas beyond our current modeling assumptions for existing accounts, typically would have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Customers over the past few years have moved maturing CD balances to lower-costing transaction accounts as well as into non-deposit products. A portion of these lower-cost transaction account balances may migrate to higher-costing CDs or money market accounts as short-term rates continue to increase. Runoff of CDs from prior acquisitions, many of which were customers with single service relationships have been replaced with FHLB and other short-term borrowings. Certificates of deposit totaling approximately $694.4 million mature within the next year at an average cost of 0.76%. Maturing borrowings in 2018 may be lengthened at a higher cost than the maturing borrowings’ average rate. In addition, with the pending First Sentry Bancshares acquisition, management is no longer intent on controlling the total size of the balance sheet in order to remain under $10 billion in total assets, and increased investment purchases in the first quarter resulted in an increased period-end total asset amount of $10.2 billion.

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

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various rate scenarios. At March 31, 2018, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 7.0%, compared to a decrease of 1.8% at December 31, 2017. In a 100 basis point falling rate environment at March 31, 2018, the model indicates an increase of 0.1%, compared to a decrease of 3.1% as of December 31, 2017. WesBanco’s policy is to limit such change to minus 10% increments for each 100 basis point change in interest rates. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, as well as changes in loan prepayment speeds and deposit decay rates.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2018, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2017				1,107,297

January 1, 2018 to January 31, 2018
Open market repurchases	—	—	—	1,107,297
Other transactions (1)	16,669	$41.31	N/A	N/A

February 1, 2018 to February 28, 2018
Open market repurchases	—	—	—	1,107,297
Other transactions (1)	1,628	$41.81	N/A	N/A

March 1, 2018 to March 31, 2018
Open market repurchases	—	—	—	1,107,297
Other transactions (1)	1,374	$43.26	N/A	N/A

First Quarter 2018
Open market repurchases	—	—	—	1,107,297
Other transactions (1)	19,671	$41.49	N/A	N/A

Total	19,671	$41.49	—	1,107,297

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.

N/A – Not applicable

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger by and between WesBanco, Inc., WesBanco Bank, Inc., Farmers Capital Bank Corporation and United Bank & Capital Trust Company. (Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 20, 2018.)

10.1	Form of Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and Ivan Burdine (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013)*.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: April 30, 2018	/s/ Todd F. Clossin

Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2018	/s/ Robert H. Young

Robert H. Young
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)