Form 10-Q
period 2018-06-30
WESBANCO INC
filed 2018-07-30
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

    Yes   ☐     No   ☑

As of July 23, 2018, there were 46,643,250 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks, including interest bearing amounts of $53,654 and $19,826, respectively	$155,559	$117,572
Securities:
Equity securities, at fair value	13,494	13,457
Available-for-sale debt securities, at fair value	1,796,571	1,261,865
Held-to-maturity debt securities (fair values of $1,016,111 and $1,023,784, respectively)	1,019,746	1,009,500

Total securities	2,829,811	2,284,822

Loans held for sale	12,053	20,320

Portfolio loans, net of unearned income	6,792,899	6,341,441
Allowance for loan losses	(47,638)	(45,284)

Net portfolio loans	6,745,261	6,296,157

Premises and equipment, net	131,502	130,722
Accrued interest receivable	33,868	29,728
Goodwill and other intangible assets, net	661,616	589,264
Bank-owned life insurance	191,701	192,589
Other assets	185,213	155,004

Total Assets	$10,946,584	$9,816,178

LIABILITIES
Deposits:
Non-interest bearing demand	$2,046,537	$1,846,748
Interest bearing demand	1,809,140	1,625,015
Money market	1,051,043	1,024,856
Savings deposits	1,385,356	1,269,912
Certificates of deposit	1,376,528	1,277,057

Total deposits	7,668,604	7,043,588

Federal Home Loan Bank borrowings	1,248,406	948,203
Other short-term borrowings	258,067	184,805
Subordinated debt and junior subordinated debt	165,420	164,327

Total borrowings	1,671,893	1,297,335

Accrued interest payable	4,417	3,178
Other liabilities	77,564	76,756

Total Liabilities	9,422,478	8,420,857

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2018 and 2017, respectively; 46,655,012 and 44,043,244 shares issued, respectively; 46,643,250 and 44,043,244 shares outstanding, respectively	97,197	91,756
Capital surplus	789,038	684,730
Retained earnings	692,820	651,357
Treasury stock (11,762 and 0 shares - at cost, respectively)	(555)	—
Accumulated other comprehensive loss	(53,352)	(31,495)
Deferred benefits for directors	(1,042)	(1,027)

Total Shareholders’ Equity	1,524,106	1,395,321

Total Liabilities and Shareholders’ Equity	$10,946,584	$9,816,178

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$78,538	$67,360	$147,671	$132,258
Interest and dividends on securities:
Taxable	14,194	9,375	25,738	18,970
Tax-exempt	5,055	4,864	9,890	9,756

Total interest and dividends on securities	19,249	14,239	35,628	28,726

Other interest income	1,101	561	1,904	1,100

Total interest and dividend income	98,888	82,160	185,203	162,084

INTEREST EXPENSE
Interest bearing demand deposits	3,150	1,506	5,673	2,599
Money market deposits	1,093	644	1,972	1,218
Savings deposits	227	185	416	367
Certificates of deposit	2,977	2,491	5,513	4,902

Total interest expense on deposits	7,447	4,826	13,574	9,086

Federal Home Loan Bank borrowings	5,953	3,145	10,451	5,980
Other short-term borrowings	973	262	1,532	560
Subordinated debt and junior subordinated debt	2,168	1,788	4,110	3,600

Total interest expense	16,541	10,021	29,667	19,226

NET INTEREST INCOME	82,347	72,139	155,536	142,858
Provision for credit losses	1,708	2,383	3,876	5,094

Net interest income after provision for credit losses	80,639	69,756	151,660	137,764

NON-INTEREST INCOME
Trust fees	5,752	5,572	12,255	11,716
Service charges on deposits	5,146	5,081	9,969	9,933
Electronic banking fees	5,728	4,984	10,558	9,512
Net securities brokerage revenue	1,809	1,680	3,479	3,442
Bank-owned life insurance	1,128	1,367	3,884	2,508
Mortgage banking income	1,670	968	2,776	2,408
Net securities gains	358	494	319	506
Net gain on other real estate owned and other assets	229	342	491	307
Other income	1,588	1,634	3,760	4,674

Total non-interest income	23,408	22,122	47,491	45,006

NON-INTEREST EXPENSE
Salaries and wages	26,872	23,616	51,878	46,618
Employee benefits	7,965	7,731	14,877	15,941
Net occupancy	4,103	4,510	8,759	8,837
Equipment	4,095	4,097	8,044	8,139
Marketing	1,405	2,060	2,521	2,884
FDIC insurance	868	906	1,526	1,733
Amortization of intangible assets	1,312	1,240	2,397	2,513
Restructuring and merger-related expense	5,412	—	5,657	491
Other operating expenses	11,511	11,724	22,455	23,112

Total non-interest expense	63,543	55,884	118,114	110,268

Income before provision for income taxes	40,504	35,994	81,037	72,502
Provision for income taxes	7,335	9,653	14,339	20,274

NET INCOME	$33,169	$26,341	$66,698	$52,228

EARNINGS PER COMMON SHARE
Basic	$0.71	$0.60	$1.47	$1.19
Diluted	$0.71	$0.60	$1.47	$1.19

AVERAGE COMMON SHARES OUTSTANDING
Basic	46,498,305	43,995,749	45,281,264	43,971,789
Diluted	46,639,780	44,061,421	45,417,010	44,046,812

DIVIDENDS DECLARED PER COMMON SHARE	$0.29	$0.26	$0.58	$0.52

COMPREHENSIVE INCOME	$26,893	$29,065	$45,904	$57,236

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018 and 2017

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Deferred Benefits for Directors	Total
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount
December 31, 2017	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321

Net income	—	—	—	66,698	—	—	—	66,698
Other comprehensive income	—	—	—	—	—	(20,794)	—	(20,794)

Comprehensive income	—	—	—	—	—	—	—	45,904
Common dividends declared ($0.58 per share)	—	—	—	(26,298)	—	—	—	(26,298)
Adoption of accounting standard ASU 2016-01	—	—	—	1,063	—	(1,063)	—	—
Shares issued for acquisition	2,498,761	5,206	102,141	—	—	—	—	107,347
Treasury shares acquired	(15,159)	—	34	—	(714)	—	—	(680)
Stock options exercised	36,788	69	915	—	159	—	—	1,143
Restricted stock granted	79,616	166	(166)		—			—
Stock compensation expense	—	—	1,838	—	—	—	—	1,838
Deferred benefits for directors- net	—	—	(454)	—	—	—	(15)	(469)

June 30, 2018	46,643,250	$97,197	$789,038	$692,820	$(555)	$(53,352)	$(1,042)	$1,524,106

December 31, 2016	43,931,715	$91,524	$680,507	$597,071	$—	$(27,126)	$(568)	$1,341,408

Net income	—	—	—	52,228	—	—	—	52,228
Other comprehensive income	—	—	—	—	—	5,008	—	5,008

Comprehensive income	—	—	—	—	—	—	—	57,236
Common dividends declared ($0.52 per share)	—	—	—	(22,878)	—	—	—	(22,878)
Treasury shares acquired	(12,987)	—	—	—	(488)	—	—	(488)
Stock options exercised	38,584	75	883	—	103	—	—	1,061
Restricted stock granted	74,023	154	(154)	—	—	—	—	—
Stock compensation expense	—	—	1,198	—	—	—	—	1,198
Deferred benefits for directors- net	—	—	9	—	—	—	(9)	—

June 30, 2017	44,031,335	$91,753	$682,443	$626,421	$(385)	$(22,118)	$(577)	$1,377,537

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2018	2017
NET CASH PROVIDED BY OPERATING ACTIVITIES	$66,853	$56,509

INVESTING ACTIVITIES
Net increase in loans held for investment	(11,819)	(141,174)
Debt securities available-for-sale:
Proceeds from sales	81,521	7,760
Proceeds from maturities, prepayments and calls	114,206	102,225
Purchases of securities	(625,395)	(104,584)
Debt securities held-to-maturity:
Proceeds from maturities, prepayments and calls	37,842	64,188
Purchases of securities	(44,656)	(29,912)
Equity securities:
Proceeds from sales	827	—
Purchases of securities	(467)	—
Proceeds from bank-owned life insurance	4,772	349
Purchases of premises and equipment – net	(845)	(4,898)
Net cash received from acquisition	86,149	—
Sale of portfolio loans – net	12,996	—

Net cash used in investing activities	(344,869)	(106,046)

FINANCING ACTIVITIES
Increase in deposits	36,045	32,494
Proceeds from Federal Home Loan Bank borrowings	575,000	415,000
Repayment of Federal Home Loan Bank borrowings	(327,142)	(362,331)
Increase (decrease) in other short-term borrowings	67,103	(6,205)
Decrease in federal funds purchased	(3,000)	(25,500)
Repayment of junior subordinated debt	(8,240)	—
Dividends paid to common shareholders	(24,226)	(21,969)
Issuance of common stock	1,035	990
Treasury shares purchased – net	(572)	(417)

Net cash provided by financing activities	316,003	32,062

Net increase (decrease) in cash and cash equivalents	37,987	(17,475)
Cash and cash equivalents at beginning of the period	117,572	128,170

Cash and cash equivalents at end of the period	$155,559	$110,695

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$29,791	$19,844
Income taxes paid	10,000	14,700
Transfers of loans to other real estate owned	229	298
Transfers of loans to held for sale	12,996	—
Non-cash transactions related to FTSB acquisition	107,347	—

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

Recent accounting pronouncements — In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. WesBanco is currently assessing the impact of ASU 2017-12 on WesBanco’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07 that changes how an employer presents the net periodic benefit cost in the income statement for an employer-sponsored defined benefit pension and/or other postretirement benefit plans. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual period (i.e., only in the first interim period). For WesBanco, this update was effective for the fiscal year beginning January 1, 2018. Upon adoption, WesBanco reclassified the service cost component from employee benefits to salaries and wages, which are both components of non-interest expense. The service cost component for the three and six months ended June 30, 2018 was $0.7 and $1.4 million, respectively.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for WesBanco was effective for the fiscal year beginning January 1, 2018. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16 that provides the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in generally accepted accounting principles. The exception has led to diversity in practice and is a source of complexity in financial reporting. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, which for WesBanco was effective for the fiscal year beginning January 1, 2018. The amendments in this update were to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02 that will require entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented. In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard. While we are currently assessing the impact of the adoption of this pronouncement, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our consolidated Balance Sheets resulting in the recording of right of use assets and lease obligations.

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

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, which amends the principle versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. WesBanco adopted these pronouncements as of January 1, 2018 using the modified retrospective approach. WesBanco noted no material change to the timing of revenue recognition and there was no material impact on WesBanco’s Consolidated Financial Statements. See Note 9, Revenue Recognition for further discussion on revenue within the scope of ASC 606.

NOTE 2. MERGERS AND ACQUISITIONS

On April 5, 2018, WesBanco completed its acquisition of First Sentry Bancshares, Inc. (“FTSB”), a bank holding company headquartered in Huntington, WV. On the acquisition date, FTSB had approximately $706.1 million in assets, excluding goodwill, which included approximately $448.3 million in loans and $142.9 million in securities. The FTSB acquisition was valued at $108.3 million, based on WesBanco’s closing stock price on April 5, 2018, of $42.96, and resulted in WesBanco issuing 2,498,761 shares of its common stock and $1.0 million in cash in exchange for all of the outstanding shares of FTSB common stock including stock options. The assets and liabilities of FTSB were recorded on WesBanco’s Balance Sheet at their preliminary estimated fair values as of April 5, 2018, the acquisition date, and FTSB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. Due to the timing of the acquisition relative to the end of the reporting period, the fair values for certain assets and liabilities acquired from FTSB on April 5, 2018 represent preliminary estimates. Based on a preliminary purchase price allocation, WesBanco recorded $66.2 million in goodwill and $8.2 million in core deposit intangibles in its community banking segment, representing the principal change in goodwill and intangibles from December 31, 2017. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of FTSB, it is not practicable to determine revenue or net income included in WesBanco’s operating results relating to FTSB since the date of acquisition, as FTSB’s results cannot be separately identified.

For the six months ended June 30, 2018, WesBanco recorded merger-related expenses of $5.0 million associated with the FTSB acquisition.

The preliminary purchase price of the FTSB acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	April 5, 2018
Purchase Price:
Fair value of WesBanco shares issued	$107,347
Cash consideration for outstanding FTSB shares	975

Total purchase price	$108,322
Fair value of:
Tangible assets acquired	$610,712
Core deposit and other intangible assets acquired	8,237
Liabilities assumed	(663,970)
Net cash received in the acquisition	87,124

Fair value of net assets acquired	42,103

Goodwill recognized	$66,219

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as WesBanco intends to finalize its accounting for the acquisition of FTSB within one year from the date of acquisition:

(unaudited, in thousands)	April 5, 2018
Assets acquired
Cash and due from banks	$87,124
Securities	142,903
Loans	448,339
Goodwill and other intangible assets	74,456
Accrued income and other assets	19,470

Total assets acquired	$772,292

Liabilities assumed
Deposits	$590,018
Borrowings	70,710
Accrued expenses and other liabilities	3,242

Total liabilities assumed	$663,970

Net assets acquired	$108,322

On April 19, 2018, WesBanco and Farmers Capital Bank Corporation (“FFKT”), a bank holding company headquartered in Frankfort, Kentucky with approximately $1.7 billion in assets, $1.4 billion in deposits, $1.0 billion in loans and 34 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of FFKT with and into WesBanco. On the date of the announcement, the transaction was valued at approximately $378.2 million. Under the terms of the Agreement and Plan of Merger, which has been approved by the board of directors of both companies, WesBanco will exchange a combination of its common stock and cash for FFKT common stock. FFKT’s shareholders will be entitled to receive 1.053 shares of WesBanco common stock and cash in the amount of $5.00 per share for each share of FFKT common stock for a total value of approximately $50.31 per share at the date of announcement. The receipt by FFKT shareholders of shares of WesBanco common stock in exchange for their shares of FFKT’s common stock is anticipated to qualify as a tax-free exchange. The acquisition has been approved by the appropriate banking regulatory authorities and the shareholders of FFKT. It is expected that the transaction will be completed in the third quarter of 2018. For the six months ended June 30, 2018, WesBanco has recorded merger-related expenses of $0.7 million associated with the FFKT acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2018	2017	2018	2017
Numerator for both basic and diluted earnings per common share:
Net income	$33,169	$26,341	$66,698	$52,228

Denominator:
Total average basic common shares outstanding	46,498,305	43,995,749	45,281,264	43,971,789
Effect of dilutive stock options and other stock compensation	141,475	65,672	135,746	75,023

Total diluted average common shares outstanding	46,639,780	44,061,421	45,417,010	44,046,812

Earnings per common share – basic	$0.71	$0.60	$1.47	$1.19
Earnings per common share – diluted	$0.71	$0.60	$1.47	$1.19

Options to purchase 117,600 shares and 117,550 shares at June 30, 2018 and 2017, respectively, were not included in the computation of net income per diluted share for the three months ended June 30, 2018 and 2017, respectively, because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 117,600 shares at June 30, 2018 were not included in the computation of net income per diluted share for the six months ended June 30, 2018 because the exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. All stock options were included in the computation of net income per diluted share for the six months ended June 30, 2017.

As of June 30, 2018, contingently issuable shares totaling 42,912, were estimated to be awarded under the 2018 and 2017 total shareholder return plans as stock performance targets have been met to date and are included in the diluted calculation. As of June 30, 2018, the shares related to the 2016 total shareholder return plans were not included in the calculation because the effect would be antidilutive. Performance-based restricted stock compensation totaling 17,081 shares were estimated to be awarded as of June 30, 2018 and are included in the diluted calculation.

On April 5, 2018, WesBanco issued 2,498,761 shares of common stock to complete its acquisition of FTSB and granted 9,465 shares of restricted stock to certain FTSB employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the FTSB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	June 30, 2018				December 31, 2017
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$9,926	$—	$(13)	$9,913	$—	$—	$—	$—
U.S. Government sponsored entities and agencies	103,152	—	(2,470)	100,682	72,425	24	(606)	71,843
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,413,937	98	(40,618)	1,373,417	954,115	214	(19,407)	934,922
Commerical mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	145,104	55	(4,512)	140,647	116,448	4	(1,585)	114,867
Obligations of states and political subdivisions	126,143	1,866	(1,210)	126,799	102,363	2,927	(460)	104,830
Corporate debt securities	45,070	211	(168)	45,113	35,234	228	(59)	35,403

Total available-for-sale debt securities	$1,843,332	$2,230	$(48,991)	$1,796,571	$1,280,585	$3,397	$(22,117)	$1,261,865

Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$11,877	$—	$(390)	$11,487	$11,465	$—	$(325)	$11,140
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	161,090	203	(5,740)	155,553	170,025	544	(2,609)	167,960
Obligations of states and political subdivisions	813,456	9,017	(6,065)	816,408	794,655	17,364	(1,609)	810,410
Corporate debt securities	33,323	4	(664)	32,663	33,355	919	—	34,274

Total held-to-maturity debt securities	$1,019,746	$9,224	$(12,859)	$1,016,111	$1,009,500	$18,827	$(4,543)	$1,023,784

Total debt securities	$2,863,078	$11,454	$(61,850)	$2,812,682	$2,290,085	$22,224	$(26,660)	$2,285,649

At June 30, 2018, and December 31, 2017, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Equity securities, of which $8.3 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $13.5 million at June 30, 2018 and December 31, 2017.

The following table presents the fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2018. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	June 30, 2018
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed securities	Total
Available-for-sale debt securities
U.S. Treasury	$9,913	$—	$—	$—	$—	$9,913
U.S. Government sponsored entities and agencies	10,459	6,302	13,739	6,802	63,380	100,682
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	1,373,417	1,373,417
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	140,647	140,647
Obligations of states and political subdivisions	9,629	23,831	51,042	42,297	—	126,799
Corporate debt securities	9,801	33,364	1,948	—	—	45,113

Total available-for-sale debt securities	$39,802	$63,497	$66,729	$49,099	$1,577,444	$1,796,571

Held-to-maturity debt securities (2)
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$11,487	$11,487
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	155,553	155,553
Obligations of states and political subdivisions	6,410	123,247	393,073	293,678		816,408
Corporate debt securities	—	7,448	25,215	—	—	32,663

Total held-to-maturity debt securities	$6,410	$130,695	$418,288	$293,678	$167,040	$1,016,111

Total debt securities	$46,212	$194,192	$485,017	$342,777	$1,744,484	$2,812,682

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	The held-to-maturity debt securities portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $1.6 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $81.5 million and $7.8 million for the six months ended June 30, 2018 and 2017, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income net of tax, as of June 30, 2018 and December 31, 2017 were $36.0 million and $13.3 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities for the three and six months ended June 30, 2018 and 2017, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2018	2017	2018	2017
Debt securities:
Gross realized gains	$5	$562	$12	$574
Gross realized losses	—	(68)	(18)	(68)

Net gains (losses) on debt securities	$5	$494	$(6)	$506

Equity securities:
Unrealized gains recognized on securities still held	$347	$—	$319	$—
Net realized gains recognized on securities sold	6	—	6	—

Net gains on equity securities	$353	$—	$325	$—

Net securities gains	$358	$494	$319	$506

The following tables provide information on unrealized losses on debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$9,913	$(13)	1	$—	$—	—	$9,913	$(13)	1
U.S. Government sponsored entities and agencies	71,179	(1,885)	23	40,491	(975)	8	111,670	(2,860)	31
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	864,036	(16,625)	160	610,641	(29,733)	201	1,474,677	(46,358)	361
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	104,546	(3,531)	13	23,225	(981)	4	127,771	(4,512)	17
Obligations of states and political subdivisions	357,070	(5,019)	571	76,447	(2,256)	163	433,517	(7,275)	734
Corporate debt securities	43,559	(791)	21	1,948	(41)	1	45,507	(832)	22

Total temporarily impaired securities	$1,450,303	$(27,864)	789	$752,752	$(33,986)	377	$2,203,055	$(61,850)	1,166

	December 31, 2017
	Less than 12 months			12 months or more			Total
	Fair	Unrealized	# of	Fair	Unrealized	# of	Fair	Unrealized	# of
(unaudited, dollars in thousands)	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government sponsored entities and agencies	$24,776	$(160)	4	$42,248	$(771)	8	$67,024	$(931)	12
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	423,794	(5,039)	87	637,461	(16,977)	193	1,061,255	(22,016)	280
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	79,061	(1,089)	10	27,852	(496)	6	106,913	(1,585)	16
Obligations of states and political subdivisions	132,831	(852)	210	77,554	(1,217)	160	210,385	(2,069)	370
Corporate debt securities	4,015	(19)	1	1,948	(40)	1	5,963	(59)	2

Total temporarily impaired securities	$664,477	$(7,159)	312	$787,063	$(19,501)	368	$1,451,540	$(26,660)	680

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $59.3 million and $45.9 million at June 30, 2018 and December 31, 2017, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. The net deferred loan costs were $2.4 million and $1.6 million at June 30, 2018 and December 31, 2017, respectively. The unamortized discount on purchased loans from acquisitions was $31.4 million, including $11.9 million related to FTSB, and $21.9 million at June 30, 2018 and December 31, 2017, respectively.

(unaudited, in thousands)	June 30, 2018	December 31, 2017
Commercial real estate:
Land and construction	$481,690	$392,597
Improved property	2,707,645	2,601,851

Total commercial real estate	3,189,335	2,994,448

Commercial and industrial	1,294,488	1,125,327
Residential real estate	1,450,829	1,353,301
Home equity	535,653	529,196
Consumer	322,594	339,169

Total portfolio loans	6,792,899	6,341,441

Loans held for sale	12,053	20,320

Total loans	$6,804,952	$6,361,761

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2018 and 2017
	Commercial	Commercial
	Real Estate-	Real Estate-
	Land and	Improved	Commercial	Residential	Home		Deposit
(unaudited, in thousands)	Construction	Property	& Industrial	Real Estate	Equity	Consumer	Overdraft	Total
Balance at December 31, 2017:
Allowance for loan losses	$3,117	$21,166	$9,414	$3,206	$4,497	$3,063	$821	$45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total beginning allowance for credit losses	3,236	21,192	9,587	3,213	4,709	3,100	821	45,858

Provision for credit losses:
Provision for loan losses	1,465	(1,774)	2,100	944	54	615	439	3,843
Provision for loan commitments	44	(8)	2	2	(7)	—	—	33

Total provision for credit losses	1,509	(1,782)	2,102	946	47	615	439	3,876

Charge-offs	(136)	(692)	(616)	(509)	(672)	(1,793)	(541)	(4,959)
Recoveries	264	776	636	252	279	1,066	197	3,470

Net charge-offs	128	84	20	(257)	(393)	(727)	(344)	(1,489)

Balance at June 30, 2018:
Allowance for loan losses	4,710	19,476	11,534	3,893	4,158	2,951	916	47,638
Allowance for loan commitments	163	18	175	9	205	37	—	607

Total ending allowance for credit losses	$4,873	$19,494	$11,709	$3,902	$4,363	$2,988	$916	$48,245

Balance at December 31, 2016:
Allowance for loan losses	$4,348	$18,628	$8,412	$4,106	$3,422	$3,998	$760	$43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total beginning allowance for credit losses	4,499	18,645	8,600	4,115	3,584	4,042	760	44,245

Provision for credit losses:
Provision for loan losses	1,039	558	1,552	39	466	970	444	5,068
Provision for loan commitments	14	1	(9)	1	17	2	—	26

Total provision for credit losses	1,053	559	1,543	40	483	972	444	5,094

Charge-offs	—	(1,574)	(1,205)	(592)	(293)	(1,965)	(611)	(6,240)
Recoveries	70	376	475	164	151	990	181	2,407

Net charge-offs	70	(1,198)	(730)	(428)	(142)	(975)	(430)	(3,833)

Balance at June 30, 2017:
Allowance for loan losses	5,457	17,988	9,234	3,717	3,746	3,993	774	44,909
Allowance for loan commitments	165	18	179	10	179	46	—	597

Total ending allowance for credit losses	$5,622	$18,006	$9,413	$3,727	$3,925	$4,039	$774	$45,506

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
	Commercial	Commercial
	Real Estate-	Real Estate-	Commercial	Residential			Deposit
	Land and	Improved	and	Real	Home		Over-
(unaudited, in thousands)	Construction	Property	Industrial	Estate	Equity	Consumer	draft	Total
June 30, 2018
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loans collectively evaluated for impairment	4,710	19,476	11,534	3,893	4,158	2,951	916	47,638
Allowance for loan commitments	163	18	175	9	205	37	—	607

Total allowance for credit losses	$4,873	$19,494	$11,709	$3,902	$4,363	$2,988	$916	$48,245

Portfolio loans:
Individually evaluated for impairment (1)	$—	$1,730	$—	$—	$—	$—	$—	$1,730
Collectively evaluated for impairment	479,526	2,699,410	1,293,708	1,449,729	535,629	322,594	—	6,780,596
Acquired with deteriorated credit quality	2,164	6,505	780	1,100	24	—	—	10,573

Total portfolio loans	$481,690	$2,707,645	$1,294,488	$1,450,829	$535,653	$322,594	$—	$6,792,899

December 31, 2017
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$388	$—	$—	$—	$—	$—	$388
Allowance for loans collectively evaluated for impairment	3,117	20,778	9,414	3,206	4,497	3,063	821	44,896
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total allowance for credit losses	$3,236	$21,192	$9,587	$3,213	$4,709	$3,100	$821	$45,858

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,344	$—	$—	$—	$—	$—	$3,344
Collectively evaluated for impairment	391,140	2,593,393	1,124,544	1,352,587	529,196	339,163	—	6,330,023
Acquired with deteriorated credit quality	1,457	5,114	783	714	—	6	—	8,074

Total portfolio loans	$392,597	$2,601,851	$1,125,327	$1,353,301	$529,196	$339,169	$—	$6,341,441

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commerical Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2018
Pass	$476,242	$2,656,226	$1,278,328	$4,410,796
Criticized - compromised	2,728	27,809	3,508	34,045
Classified - substandard	2,720	23,610	12,652	38,982
Classified - doubtful	—	—	—	—

Total	$481,690	$2,707,645	$1,294,488	$4,483,823

As of December 31, 2017
Pass	$386,753	$2,548,805	$1,110,267	$4,045,825
Criticized - compromised	2,984	25,673	7,435	36,092
Classified - substandard	2,860	27,373	7,625	37,858
Classified - doubtful	—	—	—	—

Total	$392,597	$2,601,851	$1,125,327	$4,119,775

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $20.3 million at June 30, 2018 and $22.8 million at December 31, 2017, of which $1.3 and $2.5 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired FTSB Loans — In conjunction with the FTSB acquisition, WesBanco acquired loans with a book value of $465.9 million as of April 5, 2018. These loans were recorded at the preliminary fair value of $448.3 million, with $432.3 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $10.3 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Loans acquired with deteriorated credit quality with a book value of $5.5 million were recorded at the preliminary fair value of $3.1 million, of which $0.7 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual.

The carrying amount of loans acquired with deteriorated credit quality at June 30, 2018 was $3.0 million, while the outstanding customer balance was $5.4 million. At June 30, 2018 no allowance for loan losses has been recognized related to the acquired impaired loans.

Certain acquired underperforming loans with a book value of $17.7 million were sold prior to June 30, 2018 for $12.9 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no gain or loss.

Other Acquired Loans — The carrying amount of other loans acquired with deteriorated credit quality at June 30, 2018 and December 31, 2017 was $7.6 million and $8.0 million, respectively, of which $4.1 million and $4.3 million, respectively, were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and therefore were categorized as non-accrual. At June 30, 2018, the accretable yield was $7.1 million. At June 30, 2018 and December 31, 2017 an allowance for loan losses of $2.2 million and $2.0 million, respectively, has been recognized related to other acquired impaired loans, as the estimates for future cash flows on these loans have been negatively impacted.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Six Months Ended
(unaudited, in thousands)	June 30, 2018	June 30, 2017
Balance at beginning of period	$1,724	$1,717
Acquisitions	—	—
Reduction due to change in projected cash flows	(86)	—
Reclass from non-accretable difference	5,877	738
Transfers out	—	(216)
Accretion	(440)	(279)

Balance at end of period	$7,075	$1,960

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2018
Commercial real estate:
Land and construction	$481,156	$287	$75	$172	$534	$481,690	$172
Improved property	2,697,718	1,408	165	8,354	9,927	2,707,645	250

Total commercial real estate	3,178,874	1,695	240	8,526	10,461	3,189,335	422
Commercial and industrial	1,290,411	744	435	2,898	4,077	1,294,488	219
Residential real estate	1,435,731	5,469	2,798	6,831	15,098	1,450,829	255
Home equity	529,625	1,593	1,232	3,203	6,028	535,653	477
Consumer	319,157	2,025	569	843	3,437	322,594	508

Total portfolio loans	6,753,798	11,526	5,274	22,301	39,101	6,792,899	1,881
Loans held for sale	12,053	—	—	—	—	12,053	—

Total loans	$6,765,851	$11,526	$5,274	$22,301	$39,101	$6,804,952	$1,881

Impaired loans included above are as follows:
Non-accrual loans	$8,525	$1,316	$1,734	$20,406	$23,456	$31,981
TDRs accruing interest (1)	6,053	139	254	14	407	6,460

Total impaired	$14,578	$1,455	$1,988	$20,420	$23,863	$38,441

As of December 31, 2017
Commercial real estate:
Land and construction	$392,189	$—	$172	$236	$408	$392,597	$—
Improved property	2,589,704	374	1,200	10,573	12,147	2,601,851	243

Total commercial real estate	2,981,893	374	1,372	10,809	12,555	2,994,448	243
Commercial and industrial	1,121,957	572	196	2,602	3,370	1,125,327	20
Residential real estate	1,338,240	4,487	2,376	8,198	15,061	1,353,301	1,113
Home equity	522,584	2,135	683	3,794	6,612	529,196	742
Consumer	334,723	2,466	842	1,138	4,446	339,169	608

Total portfolio loans	6,299,397	10,034	5,469	26,541	42,044	6,341,441	2,726
Loans held for sale	20,320	—	—	—	—	20,320	—

Total loans	$6,319,717	$10,034	$5,469	$26,541	$42,044	$6,361,761	$2,726

Impaired loans included above are as follows:
Non-accrual loans	$9,195	$1,782	$2,033	$23,815	$27,630	$36,825
TDRs accruing interest (1)	6,055	348	168	—	516	6,571

Total impaired	$15,250	$2,130	$2,201	$23,815	$28,146	$43,396

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2018			December 31, 2017
	Unpaid Principal Balance(1)	Recorded Investment	Related Allowance	Unpaid Principal Balance(1)	Recorded Investment	Related Allowance

(unaudited, in thousands)
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$—	$412	$239	$—
Improved property	15,521	10,889	—	18,229	12,863	—
Commercial and industrial	5,666	3,317	—	3,745	3,086	—
Residential real estate	20,312	18,379	—	20,821	18,982	—
Home equity	5,978	5,143	—	5,833	5,169	—
Consumer	875	713	—	1,084	952	—

Total impaired loans without a specific allowance	48,352	38,441	—	50,124	41,291	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	—	—	—	2,105	2,105	388
Commercial and industrial	—	—	—	—	—	—

Total impaired loans with a specific allowance	—	—	—	2,105	2,105	388

Total impaired loans	$48,352	$38,441	$—	$52,229	$43,396	$388

(1)	The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

(unaudited, in thousands)
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$400	$—	$411	$—	$346	$—	$529	$—
Improved Property	10,604	23	11,118	23	11,357	368	10,125	369
Commercial and industrial	3,036	2	4,268	2	3,008	4	3,905	4
Residential real estate	18,264	61	17,787	66	18,434	127	17,959	135
Home equity	5,068	6	4,485	5	5,098	11	4,327	10
Consumer	758	2	733	1	823	5	737	3

Total impaired loans without a specific allowance	38,130	94	38,802	97	39,066	515	37,582	521

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved Property	1,052	—	5,999	—	1,403	—	5,003	—
Commercial and industrial	—	—	—	—	—	—	423	—

Total impaired loans with a specific allowance	1,052	—	5,999	—	1,403	—	5,426	—

Total impaired loans	$39,182	$94	$44,801	$97	$40,469	$515	$43,008	$521

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	June 30, 2018	December 31, 2017
Commercial real estate:
Land and construction	$—	$239
Improved property	9,479	13,318

Total commercial real estate	9,479	13,557

Commercial and industrial	3,191	2,958
Residential real estate	13,951	14,661
Home equity	4,726	4,762
Consumer	634	887

Total	$31,981	$36,825

(1)

At June 30, 2018, there were two borrowers with loans greater than $1.0 million totaling $5.2 million, as compared to three borrowers with loans greater than $1.0 million totaling $6.8 million at December 31, 2017. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2018			December 31, 2017
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$3	$3
Improved property	1,410	617	2,027	1,650	428	2,078

Total commercial real estate	1,410	617	2,027	1,650	431	2,081

Commercial and industrial	126	91	217	128	97	225
Residential real estate	4,428	1,516	5,944	4,321	1,880	6,201
Home equity	417	224	641	407	337	744
Consumer	79	66	145	65	120	185

Total	$6,460	$2,514	$8,974	$6,571	$2,865	$9,436

As of June 30, 2018 and December 31, 2017, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.3 million and $0.1 million as of June 30, 2018 and December 31, 2017, respectively.

The following tables present details related to loans identified as TDRs during the three and six months ended June 30, 2018 and 2017, respectively:

	New TDRs (1) For the Three Months Ended
	June 30, 2018			June 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modification	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—

Total commercial real estate	—	—	—	—	—	—

Commercial and industrial	1	9	9	—	—	—
Residential real estate	—	—	—	1	11	10
Home equity	1	20	20	1	44	44
Consumer	2	39	36	2	22	20

Total	4	$68	$65	4	$77	$74

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Six Months Ended
	June 30, 2018			June 30, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—

Total commercial real estate	—	—	—	—	—	—

Commercial and industrial	1	10	9	2	125	120
Residential real estate	5	203	185	2	22	18
Home equity	1	20	20	1	45	44
Consumer	4	45	38	3	34	29

Total	11	$278	$252	8	$226	$211

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the six months ended June 30, 2018 and 2017, respectively, that were restructured within the last twelve months prior to June, 2018 and 2017, respectively:

	Defaulted TDRs (1)
	For the Six Months Ended
	June 30, 2018		June 30, 2017
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	1	145	—	—

Total commercial real estate	1	145	—	—

Commercial and industrial	—	—	—	—
Residential real estate	1	121	—	—
Home equity	1	7	—	—
Consumer	—	—	—	—

Total	3	$273	—	$—

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2018 and 2017, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

(unaudited, in thousands)	June 30, 2018	December 31, 2017
Other real estate owned	$4,334	$5,195
Repossessed assets	50	102

Total other real estate owned and repossessed assets	$4,384	$5,297

Residential real estate included in other real estate owned at June 30, 2018 and December 31, 2017 was $0.8 million and $1.5 million, respectively. At June 30, 2018 and December 31, 2017, formal foreclosure proceedings were in process on residential real estate loans totaling $5.7 million and $3.5 million, respectively.

NOTE 6. DERIVATIVES AND HEDGING ACTIVITIES

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

Loan Swaps

WesBanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that WesBanco executes with a third party, such that WesBanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of June 30, 2018 and December 31, 2017, WesBanco had 42 and 39, respectively, interest rate swaps with an aggregate notional amount of $305.6 million and $298.2 million, respectively, related to this program. During the six months ended June 30, 2018 and 2017, WesBanco recognized net gains (net losses) of $0.2 million and $(0.3) million, respectively, related to the changes in fair value of these swaps. Additionally, WesBanco recognized $0.5 million and $1.1 million of income for the related swap fees for the six months ended June 30, 2018 and 2017, respectively.

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

The table below presents the fair value of WesBanco’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$305,642	$11,048	$10,832	$298,223	$7,351	$7,345
Other contracts:
Interest rate loan commitments	29,505	143	—	20,319	49	—
Forward TBA contracts	31,000	—	102	31,750	—	23

Total derivatives		$11,191	$10,934		$7,400	$7,368

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the three and six months ended June 30, 2018 and 2017, respectively.

		For the Three Months Ended		For the Six Months Ended
	Location of Gain/(Loss)	June 30,		June 30,
(unaudited, in thousands)		2018	2017	2018	2017
Interest rate swaps	Other income	$44	$(108)	$211	$(303)
Interest rate loan commitments	Mortgage banking income	7	—	143	123
Forward TBA contracts	Mortgage banking income	(11)	—	399	—

Total		$40	$(108)	$753	$(180)

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

WesBanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $2.3 million as of June 30, 2018. If WesBanco had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 7. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2018	2017	2018	2017
Service cost – benefits earned during year	$707	$643	$1,406	$1,279
Interest cost on projected benefit obligation	1,228	1,096	2,442	2,180
Expected return on plan assets	(2,390)	(1,907)	(4,753)	(3,793)
Amortization of prior service cost	7	6	13	12
Amortization of net loss	758	803	1,508	1,597

Net periodic pension cost	$310	$641	$616	$1,275

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $5.1 million is due for 2018, which could be all or partially offset by the Plan’s $56.9 million available credit balance. WesBanco made a voluntary contribution of $2.5 million to the Plan in June 2018.

WesBanco assumed YCB’s obligation for a predecessor bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Plan”). The participating employer plan has been frozen to new participants since 2002. WesBanco spun off the assets from the Pentegra Plan, contributing approximately $2.8 million to satisfy the estimated final costs to do so. This spin off had no impact on earnings as the liability was included in YCB’s balance sheet as of the acquisition date. The distributed assets from the Pentegra Plan were transferred to a plan providing substantially the same benefits to the participants. The net periodic pension income for this plan for the three and six months ended June 30, 2018 was $62 thousand and $0.1 million, respectively, which was comprised of a $0.2 million and a $0.3 million expected return on plan assets and a $3 thousand and a $6 thousand recognized net actuarial gain partially offset by a $0.1 million and a $0.2 million interest cost on projected benefit obligation for the three and six months ended June 30, 2018, respectively.

No minimum contribution is due for this plan for fiscal year 2018; however, WesBanco made a voluntary contribution of $0.2 million to this plan in June 2018.

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

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017:

		June 30, 2018
		Fair Value Measurements Using:
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)		(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Equity securities	$13,494	$13,494	$—	$—	$—
Debt securities - available-for-sale
U.S. Treasury	9,913	—	9,913	—	—
U.S. Government sponsored entities and agencies	100,682	—	100,682	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,373,417	—	1,373,417	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	140,647	—	140,647	—	—
Obligations of state and political subdivisions	126,799	—	126,799	—	—
Corporate debt securities	45,113	—	45,113	—	—

Total debt securities - available-for-sale	$1,796,571	$—	$1,796,571	$—	$—
Loans held for sale	12,053	—	12,053	—	—
Other assets - interest rate derivatives agreements	11,048	—	11,048	—	—

Total assets recurring fair value measurements	$1,833,166	$13,494	$1,819,672	$—	$—

Other liabilities - interest rate derivatives agreements	$10,832	$—	$10,832	$—	$—

Total liabilities recurring fair value measurements	$10,832	$—	$10,832	$—	$—

Nonrecurring fair value measurements
Impaired loans	$—	$—	$—	$—	$—
Other real estate owned and repossessed assets	4,384	—	—	4,384	—

Total nonrecurring fair value measurements	$4,384	$—	$—	$4,384	$—

		December 31, 2017
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Investments Measured at Net Asset
(unaudited, in thousands)	2017	(level 1)	(level 2)	(level 3)	Value
Recurring fair value measurements
Equity securities	$13,457	$11,391	$—	$—	$2,066
Debt securities - available-for-sale
U.S. Government sponsored entities and agencies	71,843	—	71,843	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	934,922	—	934,922	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	114,867	—	114,867	—	—
Obligations of state and political subdivisions	104,830	—	104,830	—	—
Corporate debt securities	35,403	—	35,403	—	—

Total debt securities - available-for-sale	$1,261,865	$—	$1,261,865	$—	$—
Loans held for sale	20,320	—	20,320	—	—
Other assets - interest rate derivatives agreements	7,351	—	7,351	—	—

Total assets recurring fair value measurements	$1,302,993	$11,391	$1,289,536	$—	$2,066

Other liabilities - interest rate derivatives agreements	$7,345	$—	$7,345	$—	$—

Total liabilities recurring fair value measurements	$7,345	$—	$7,345	$—	$—

Nonrecurring fair value measurements
Impaired loans	$1,717	$—	$—	$1,717	$—
Other real estate owned and repossessed assets	5,297	—	—	5,297	—

Total nonrecurring fair value measurements	$7,014	$—	$—	$7,014	$—

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between level 1, 2 or 3 for the three and six months ended June 30, 2018 or for the year ended December 31, 2017.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2018
Impaired loans	$—	Appraisal of collateral (1)	Appraisal adjustments (2)	—
			Liquidation expenses (2)	—
Other real estate owned and repossessed assets	4,384	Appraisal of collateral (1), (3)
December 31, 2017:
Impaired loans	$1,717	Appraisal of collateral (1)	Appraisal adjustments (2)	(4.8%) / (4.8%)
			Liquidation expenses (2)	(7.6%) / (7.6%)
Other real estate owned and repossessed assets	5,297	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.
(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at June 30, 2018
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$155,559	$155,559	$155,559	$—	$—	$—
Equity securities	13,494	13,494	13,494	—	—	—
Debt securities available-for-sale	1,796,571	1,796,571	—	1,796,571	—	—
Debt securities held-to-maturity	1,019,746	1,016,111	—	1,015,540	571	—
Net loans	6,745,261	6,647,280	—	—	6,647,280	—
Loans held for sale	12,053	12,053	—	12,053	—	—
Other assets - interest rate derivatives	11,048	11,048	—	11,048	—	—
Accrued interest receivable	33,868	33,868	33,868	—	—	—
Financial Liabilities
Deposits	7,668,604	7,678,825	6,292,076	1,386,749	—	—
Federal Home Loan Bank borrowings	1,248,406	1,240,239	—	1,240,239	—	—
Other borrowings	258,067	258,057	256,069	1,988	—	—
Subordinated debt and junior subordinated debt	165,420	153,405	—	153,405	—	—
Other liabilities - interest rate derivatives	10,832	10,832	—	10,832	—	—
Accrued interest payable	4,417	4,417	4,417	—	—	—

			Fair Value Measurements at December 31, 2017
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$117,572	$117,572	$117,572	$—	$—	$—
Equity securities	13,457	13,457	11,391	—	—	2,066
Debt securities available-for-sale	1,261,865	1,261,865	—	1,261,865	—	—
Debt securities held-to-maturity	1,009,500	1,023,784	—	1,023,191	593	—
Net loans	6,296,157	6,212,823	—	—	6,212,823	—
Loans held for sale	20,320	20,320	—	20,320	—	—
Other assets - interest rate derivatives	7,351	7,351	—	7,351	—	—
Accrued interest receivable	29,728	29,728	29,728	—	—	—
Financial Liabilities
Deposits	7,043,588	7,053,536	5,766,531	1,287,005	—	—
Federal Home Loan Bank borrowings	948,203	944,706	—	944,706	—	—
Other borrowings	184,805	184,814	182,785	2,029	—	—
Subordinated debt and junior subordinated debt	164,327	146,484	—	146,484	—	—
Other liabilities - interest rate derivatives	7,345	7,345	—	7,345	—	—
Accrued interest payable	3,178	3,178	3,178	—	—	—

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

NOTE 9. REVENUE RECOGNITION

WesBanco adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach and there was no material impact on WesBanco’s Consolidated Financial statements. Interest income, net securities (losses) gains and bank-owned life insurance are not in scope of ASC 606. For the revenue streams in scope of ASC 606, including trust fees, service charges on deposits, electronic banking fees, net securities brokerage revenue, mortgage banking income and net gain or loss on sale of other real estate owned, there are no significant judgements related to the amount and timing of revenue recognition.

Trust fees: Fees are earned over a period of time between monthly and annually, per the related fee schedule. The fees are earned ratably over the period for investment, safekeeping and other services performed by WesBanco. The fees are accrued when earned based on the daily asset value on the last day of the quarter. In most cases, the fees are directly debited from the customer account.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and six months ended June 30, 2018:

(unaudited, in thousands)	Point of Revenue Recognition	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Revenue Streams
Trust fees
Trust account fees	Over time	$3,558	$7,850
WesMark fees	Over time	2,194	4,405

Total trust fees		5,752	12,255
Service charges on deposits
Commercial banking fees	Over time	462	869
Personal service charges	At a point in time & Over time	4,684	9,100

Total service charges on deposits		5,146	9,969
Net securities brokerage revenue
Annuity commissions	At a point in time	1,310	2,510
Equity and debt security trades	At a point in time	87	189
Managed money	Over time	163	304
Trail commissions	Over time	249	476

Total net securities brokerage revenue		1,809	3,479
Electronic banking fees	At a point in time	5,728	10,558
Mortgage banking income	At a point in time	1,670	2,776
Net gain or loss on sale of other real estate owned	At a point in time	229	491

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Pension Plan	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)

Other comprehensive income before reclassifications	—	(21,720)	—	(21,720)
Amounts reclassified from accumulated other comprehensive income	1,026	—	(100)	926

Period change	1,026	(21,720)	(100)	(20,794)
Adoption of Accounting Standard ASU 2016-01 (2)	—	(1,063)	—	(1,063)

Balance at June 30, 2018	$(17,600)	$(36,033)	$281	$(53,352)

Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

Other comprehensive income before reclassifications	—	3,932	—	3,932
Amounts reclassified from accumulated other comprehensive income	1,164	35	(123)	1,076

Period change	1,164	3,967	(123)	5,008

Balance at June 30, 2017	$(16,594)	$(5,923)	$399	$(22,118)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23% in 2018 and 37% in all prior periods.
(2)	See Note 1, Summary of Significant Accounting Policies for additional information about WesBanco’s adoption of ASU 2016-01.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017, respectively:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2018	2017	2018	2017
Securities available-for-sale (1):
Net securities gains/losses reclassified into earnings	$—	$55	$—	$55	Net securities gains (Non-interest income)
Related income tax benefit	—	(20)	—	(20)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	—	35	—	35

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(66)	(118)	(131)	(189)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	15	44	31	66	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(51)	(74)	(100)	(123)

Defined benefit pension plan (2):
Amortization of net loss and prior service costs	764	809	1,520	1,610	Employee benefits (Non-interest expense)
Related income tax benefit	(175)	(300)	(494)	(446)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	589	509	1,026	1,164

Total reclassifications for the period	$538	$470	$926	$1,076

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 7, “Pension Plan” for additional detail.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.6 million as of June 30, 2018 and December 31, 2017, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both June 30, 2018 and December 31, 2017.

Contingent obligations and other guarantees include affordable housing plan guarantees, credit card guarantees and obligations under the FHLB’s loan purchasing program. Affordable housing plan guarantees are performance guarantees for various building project loans. The guarantee amortizes as the loan balances decrease. Credit card guarantees are credit card balances not owned by WesBanco, whereby the Bank guarantees the performance of the cardholder. The mortgages sold to FHLB obligate WesBanco to reimburse the FHLB for a portion of any loan balances that default.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2018	2017
Lines of credit	$1,571,547	$1,452,697
Loans approved but not closed	354,696	245,644
Overdraft limits	126,101	126,671
Letters of credit	38,716	31,951
Contingent obligations and other guarantees	5,818	6,700

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 12. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $4.0 billion and $3.8 billion at June 30, 2018 and 2017, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months ended June 30, 2018:
Interest and dividend income	$98,888	$—	$98,888
Interest expense	16,541	—	16,541

Net interest income	82,347	—	82,347
Provision for credit losses	1,708	—	1,708

Net interest income after provision for credit losses	80,639	—	80,639
Non-interest income	17,656	5,752	23,408
Non-interest expense	60,026	3,517	63,543

Income before provision for income taxes	38,269	2,235	40,504
Provision for income taxes	6,865	470	7,335

Net income	$31,404	$1,765	$33,169

For the Three Months ended June 30, 2017:
Interest and dividend income	$82,160	$—	$82,160
Interest expense	10,021	—	10,021

Net interest income	72,139	—	72,139
Provision for credit losses	2,383	—	2,383

Net interest income after provision for credit losses	69,756	—	69,756
Non-interest income	16,550	5,572	22,122
Non-interest expense	52,754	3,130	55,884

Income before provision for income taxes	33,552	2,442	35,994
Provision for income taxes	8,676	977	9,653

Net income	$24,876	$1,465	$26,341

For the Six Months ended June 30, 2018:
Interest and dividend income	$185,203	$—	$185,203
Interest expense	29,667	—	29,667

Net interest income	155,536	—	155,536
Provision for credit losses	3,876	—	3,876

Net interest income after provision for credit losses	151,660	—	151,660
Non-interest income	35,236	12,255	47,491
Non-interest expense	110,920	7,194	118,114

Income before provision for income taxes	75,976	5,061	81,037
Provision for income taxes	13,276	1,063	14,339

Net income	$62,700	$3,998	$66,698

For the Six Months ended June 30, 2017:
Interest and dividend income	$162,084	$—	$162,084
Interest expense	19,226	—	19,226

Net interest income	142,858	—	142,858
Provision for credit losses	5,094	—	5,094

Net interest income after provision for credit losses	137,764	—	137,764
Non-interest income	33,290	11,716	45,006
Non-interest expense	103,746	6,522	110,268

Income before provision for income taxes	67,308	5,194	72,502
Provision for income taxes	18,196	2,078	20,274

Net income	$49,112	$3,116	$52,228

Total non-fiduciary assets of the trust and investment services segment were $1.7 million and $1.6 million at June 30, 2018 and 2017, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and six months ended June 30, 2018. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2017 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco, FTSB and FFKT may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco, FTSB and FFKT may not be fully realized within the expected timeframes; disruption from the merger of WesBanco, FTSB and FFKT may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 177 branches and 167 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On April 5, 2018, WesBanco completed its acquisition of FTSB, a bank holding company headquartered in Huntington, WV with approximately $706.1 million in assets, excluding goodwill, $590.0 million in deposits and $448.3 million in loans. FTSB’s results were included in WesBanco’s results from the date of the merger consummation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2018 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2017 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended June 30, 2018 was $33.2 million, with diluted earnings per share of $0.71, compared to $26.3 million and $0.60 per diluted share, respectively, for the second quarter of 2017. For the six months ended June 30, 2018, net income was $66.7 million, or $1.47 per diluted share, compared to $52.2 million, or $1.19 per diluted share, for the 2017 period. Excluding after-tax merger-related expenses (non-GAAP measure), net income for the three months ended June 30, 2018, increased 42.2% year-over-year to $37.4 million, or $0.80 per diluted share as compared to $0.60 per diluted share in the prior year quarter; and net income for the six months ended June 30, 2018 increased 35.4% year-over-year to $71.2 million, or $1.57 per diluted share versus $1.19 per diluted share in the prior year period.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$37,445	$0.80	$26,341	$0.60	$71,167	$1.57	$52,547	$1.19
Less: After tax merger-related expenses	(4,276)	(0.09)	—	—	(4,469)	(0.10)	(319)	—

Net income (GAAP)	$33,169	$0.71	$26,341	$0.60	$66,698	$1.47	$52,228	$1.19

(1)

Non-GAAP net income excludes after-tax merger-related expenses. The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $10.2 million or 14.2% during the second quarter of 2018 as compared to the same quarter of 2017 due to a 12.4% increase in average total earning assets, primarily driven by the acquisition of FTSB and related purchase accounting income. For the six months ended June 30, 2018, net interest income increased $12.7 million or 8.9% due to higher average total earning assets from a larger investment portfolio and the earning assets acquired from FTSB. Accretion from prior acquisitions benefited the second quarter net interest margin by approximately 12 basis points, as compared to 8 basis points in the prior year period.

The provision for credit losses decreased to $1.7 million in the second quarter of 2018, compared to $2.4 million in the second quarter of 2017, due to continued strength in the loan credit quality and minimal overall loan growth. Net charge-offs, as a percentage of average portfolio loans of 0.03% in the second quarter of 2018, were lower than the 0.09% in the second quarter of 2017.

For the second quarter of 2018, non-interest income of $23.4 million increased $1.3 million or 5.8% from the second quarter of 2017, driven by higher electronic banking fees and mortgage banking income. The $0.7 million increase in electronic banking fees was primarily driven by higher volumes and an ATM fee increase. Residential mortgage origination volumes increased 33% year-over-year during the second quarter, which was primarily responsible for the $0.7 million increase in mortgage banking income. For the six months ended June 30, 2018, non-interest income increased $2.5 million or 5.5% primarily driven by increased bank-owned life insurance due to higher death benefits received during the first quarter of 2018 and increased electronic banking fees, as noted above.

Total operating expenses continued to be well-controlled in the second quarter. Excluding merger-related expenses, non-interest expense increased $2.2 million or 4.0% for the second quarter of 2018 as compared to second quarter of 2017. This increase is due to higher salaries and wages, which increased $3.3 million primarily due to the higher staffing levels from the acquisition of FTSB, normal salary increases and a reclassification of pension service cost from employee benefits due to the adoption of a new accounting standard as of January 1, 2018. Strong discretionary expense management across most other expense categories limited the impact of higher salaries to total expenses. Excluding merger-related expenses for the six months ended June 30, 2018, non-interest expense increased $2.7 million or 2.4% compared to the six months ended June 30, 2017, reflecting the acquisition of FTSB, partially offset by strong expense management.

The effective income tax rate and associated provision for income taxes for the second quarter of 2018 are reflective of the recently enacted “Tax Cuts and Jobs Act”, which lowered the statutory Federal income tax rate for corporations to 21%. During the second quarter, the effective tax rate was 18.1% as compared to 26.8% last year, while the provision for income taxes decreased $2.3 million to $7.3 million, despite higher year-over-year pre-tax income.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(unaudited, dollars in thousands)	2018	2017	2018	2017
Net interest income	$82,347	$72,139	$155,536	$142,858
Taxable equivalent adjustments to net interest income	1,344	2,619	2,629	5,253

Net interest income, fully taxable equivalent	$83,691	$74,758	$158,165	$148,111

Net interest spread, non-taxable equivalent	3.15%	3.18%	3.13%	3.17%
Benefit of net non-interest bearing liabilities	0.23%	0.15%	0.22%	0.14%

Net interest margin	3.38%	3.33%	3.35%	3.31%
Taxable equivalent adjustment	0.05%	0.12%	0.06%	0.12%

Net interest margin, fully taxable equivalent	3.43%	3.45%	3.41%	3.43%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $10.2 million or 14.2% in the second quarter of 2018 compared to 2017, due to a 12.4% increase in average earning asset balances, primarily driven by the acquisition of FTSB and related purchase accounting income. For the first six months of 2018, net interest income increased $12.7 million or 8.9% for the same reasons along with higher securities balances. Average loan balances increased by 6.6% in the second quarter of 2018 from the acquisition of FTSB compared to the second quarter of 2017, as organic loan growth was roughly flat year-over-year from continued targeted reductions in the consumer portfolio to reduce its risk profile and elevated levels of commercial real estate loans moving to an aggressive secondary financing market. Total average deposits increased in the second quarter of 2018 by $585.3 million or 8.2% compared to the second quarter of 2017, while certificates of deposit, which have the highest overall interest cost among deposits, increased by only $11.4 million or 0.8% over the same time period. The effect of multiple increases in the Federal Reserve’s target federal funds rate over the past year on the net interest margin were offset by lower tax equivalent yields on tax-exempt securities resulting from the decrease in the corporate tax rate to 21% for 2018. Due to this adjustment in tax-equivalency, the net interest margin decreased to 3.43% for the second quarter of 2018 compared to 3.45% in the second quarter of 2017. Yields increased for all earning asset categories in 2018 except for tax-exempt securities. The cost of interest bearing liabilities increased by 30 basis points from the second quarter of 2017 to the second quarter of 2018. The increase in the cost is primarily due to rate increases for larger balance customers in interest bearing demand deposits, which include public funds, and higher rates for certain medium-term Federal Home Loan Bank borrowings. Approximately 12 basis points of accretion from the FTSB and other prior acquisitions was included in the 2018 second quarter net interest margin compared to 8 basis points in the 2017 second quarter net interest margin.

Interest income increased $16.7 million or 20.4% in the second quarter of 2018 and $23.1 million or 14.3% in the first half of 2018 compared to the same periods of 2017 due to higher overall earning assets, particularly from the acquisition of FTSB, and higher yields in almost every earning asset category. Earning asset yields were influenced positively in the second quarter of 2018 compared to the second quarter of 2017 due to three federal funds rate increases occurring during the past twelve months. Average loan balances increased by $419.6 million or 6.6% in the second quarter of 2018 compared to the same period of 2017, due to the acquisition of FTSB. Loan yields increased by 40 basis points during this same period to 4.64% from the previously mentioned federal funds rate increases. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the second quarter of 2018, average loans represented 69.4% of average earning assets, a decrease from 73.2% in the second quarter of 2017, primarily due to purchases of taxable securities exceeding average loan growth. Average taxable securities balances increased by $578.3 million or 37.3% from the second quarter of 2017, consistent with management’s strategy of growing total assets above $10 billion, which occurred during the first quarter of 2018 to improve profitability. Total securities yields increased by 8 basis points in 2018 from the second quarter of 2017 due to higher market rates on all securities, but were offset somewhat by a lower tax-equivalency benefit on tax-exempt securities, resulting from the “Tax Cuts and Jobs Act”, which decreased the corporate tax rate from 35% to 21%. Tax-exempt securities yields decreased 74 basis points in the second quarter of 2018 from the second quarter of 2017 from the lower tax-equivalency benefit; however, this yield decrease had no effect on net interest income, as the tax effect is included in the provision for income taxes. The average balance of tax-exempt securities, which have the highest yields within securities, also decreased to 26.1% of total average securities in 2018 compared to 31.7% in the second quarter of 2017. Taxable securities yields increased by 25 basis points in the second quarter of 2018 as compared to the second quarter of 2017 due to the previously mentioned purchases at higher current rates.

Total portfolio loans increased $402.5 million or 6.3% over the last twelve months, while total commercial loans increased $333.9 million or 8.0%. Loan growth was achieved through $1.9 billion in total loan originations, led by $1.2 billion in business loan originations for the past twelve months. Loan growth was driven by the acquisition of FTSB, expanded market areas and additional commercial personnel in our core markets, partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their mortgages, and targeted reductions of the consumer portfolio to reduce the risk profile of the loan portfolio.

Interest expense increased $6.5 million or 65.1% in the second quarter of 2018 and $10.4 million or 54.3% year-to-date compared to the same periods of 2017, due primarily to increases in the balances of interest bearing liabilities from the acquisition of FTSB and increases in the rates paid on all interest bearing liability categories. The cost of interest bearing liabilities increased by 30 basis points from the second quarter of 2017 to 0.91% in the first quarter of 2018. Average interest bearing deposits increased by $360.8 million or 6.8% from the second quarter of 2017, due primarily to the acquisition of FTSB and organic deposit growth, which offset a $247.3 million or 17.6% decrease in certificates of deposit, excluding those acquired from FTSB. The rate on interest bearing deposits increased by 17 basis points from the second quarter of 2017, primarily from increases in rates on interest bearing public funds. Average non-interest bearing demand deposits increased from the second quarter of 2017 to the second quarter of 2018 by $224.5 million or 12.4% and are now 26.4% of total average deposits, compared to 25.4% in 2017, reflecting customers’ preferences and marketing strategies. Organic average non-interest bearing demand deposits increased $99.4 million or 5.5% during this same time period. The increase in non-interest bearing deposits reflect positively in the net interest margin, as the benefit of non-interest bearing liabilities increased by 8 basis points from the second quarter of 2017 to the second quarter of 2018. Average other borrowings and subordinated debt balances increased by $127.4 million or 40.1% from the second quarter of 2017, due to the acquisition of FTSB, and their average rates paid increased by 75 and 66 basis points, respectively, over this same time period due to increases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced. The average balance of FHLB borrowings increased by $233.6 million from the second quarter of 2017, and their average rate paid increased by 69 basis points to 2.02% over this same time period due to higher interest rates and the replacement of some maturing shorter-term borrowings with those of a medium-term length throughout 2017 and the first half of 2018 to improve asset sensitivity and liquidity measures.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks – interest bearing	$53,896	2.09%	$12,875	0.75%	$31,436	2.08%	$13,398	0.63%
Loans, net of unearned income (1)	6,785,550	4.64%	6,365,965	4.24%	6,563,782	4.54%	6,322,582	4.22%
Securities: (2)
Taxable	2,128,446	2.67%	1,550,114	2.42%	1,959,828	2.63%	1,576,578	2.41%
Tax-exempt (3)	750,138	3.41%	720,561	4.15%	733,970	3.41%	723,593	4.15%

Total securities	2,878,584	3.05%	2,270,675	2.97%	2,693,798	2.84%	2,300,171	2.95%
Other earning assets	57,259	5.72%	46,525	4.62%	53,843	5.86%	46,774	4.52%

Total earning assets (3)	9,775,289	4.11%	8,696,040	3.91%	9,342,859	4.05%	8,682,925	3.88%

Other assets	1,143,442		1,132,435		1,115,743		1,122,181

Total Assets	$10,918,731		$9,828,475		$10,458,602		$9,805,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,849,035	0.68%	$1,634,305	0.37%	$1,773,813	0.64%	$1,585,564	0.33%
Money market accounts	1,035,567	0.42%	1,014,682	0.25%	1,020,486	0.39%	1,026,567	0.24%
Savings deposits	1,367,193	0.07%	1,253,444	0.06%	1,327,875	0.06%	1,240,390	0.06%
Certificates of deposit	1,415,259	0.84%	1,403,818	0.71%	1,328,724	0.84%	1,428,892	0.69%

Total interest bearing deposits	5,667,054	0.53%	5,306,249	0.36%	5,450,898	0.50%	5,281,413	0.35%
Federal Home Loan Bank borrowings	1,180,939	2.02%	947,346	1.33%	1,109,586	1.90%	948,168	1.27%
Other borrowings	272,208	1.43%	153,565	0.68%	238,707	1.29%	175,341	0.64%
Junior subordinated debt	172,972	5.03%	164,184	4.37%	168,677	4.91%	164,050	4.43%

Total interest bearing liabilities (1)	7,293,173	0.91%	6,571,344	0.61%	6,967,868	0.86%	6,568,972	0.59%
Non-interest bearing demand deposits	2,030,649		1,806,144		1,950,581		1,793,897
Other liabilities	77,873		73,721		80,681		74,748
Shareholders’ equity	1,517,036		1,377,266		1,459,472		1,367,489

Total Liabilities and Shareholders’ Equity	$10,918,731		$9,828,475		$10,458,602		$9,805,106

Taxable equivalent net interest spread		3.20%		3.30%		3.19%		3.29%
Taxable equivalent net interest margin		3.43%		3.45%		3.41%		3.43%

(1)	Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.7 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $2.2 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $3.4 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively. Accretion on interest bearing liabilities from prior acquisitions was $0.7 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.
(2)	Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for 2018 and 35% for 2017.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Compared to June 30, 2017			Compared to June 30, 2017
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks – interest bearing	$13	$7	$20	$1	$2	$3
Loans, net of unearned income	4,505	6,673	11,178	5,173	10,240	15,413
Taxable securities	3,779	1,040	4,819	4,918	1,850	6,768
Tax-exempt securities (1)	297	(1,381)	(1,084)	212	(2,702)	(2,490)
Other earning assets	256	264	520	271	530	801

Total interest income change (1)	8,850	6,603	15,453	10,575	9,920	20,495

Increase (decrease) in interest expense:
Interest bearing demand deposits	220	1,424	1,644	341	2,733	3,074
Money market accounts	14	435	449	(7)	761	754
Savings deposits	17	25	42	27	22	49
Certificates of deposit	20	466	486	(362)	973	611
Federal Home Loan Bank borrowings	905	1,903	2,808	1,147	3,324	4,471
Other borrowings	294	417	711	256	716	972
Junior subordinated debt	99	281	380	104	406	510

Total interest expense change	1,569	4,951	6,520	1,506	8,935	10,441

Net interest income increase (decrease) (1)	$7,281	$1,652	$8,933	$9,069	$985	$10,054

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 21% for 2018 and 35% for 2017.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses decreased to $1.7 million in the second quarter of 2018 compared to $2.4 million in the second quarter of 2017 due primarily to the consistent high quality of the loan portfolio. Overall, most credit ratios continued to improve on a percentage basis, year-over-year. Non-performing loans (including TDRs), and criticized and classified loans all improved as a percentage of total portfolio loans from June 30, 2017. Total non-performing loans were 0.57% of total loans at June 30, 2018, decreasing from 0.67% of total loans at the end of the second quarter of 2017. Criticized and classified loans were 1.08% of total loans, improving from 1.25% at June 30, 2017. Past due loans at June 30, 2018 were 0.23% of total loans, compared to 0.33% at June 30, 2017. Annualized net loan charge-offs also decreased from 0.09% at June 30, 2017 to 0.03% at June 30, 2018. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Trust fees	$5,752	$5,572	$180	3.2%	$12,255	$11,716	$539	4.6%
Service charges on deposits	5,146	5,081	65	1.3%	9,969	9,933	36	0.4%
Electronic banking fees	5,728	4,984	744	14.9%	10,558	9,512	1,046	11.0%
Net securities brokerage revenue	1,809	1,680	129	7.7%	3,479	3,442	37	1.1%
Bank-owned life insurance	1,128	1,367	(239)	(17.5%)	3,884	2,508	1,376	54.9%
Mortgage banking income	1,670	968	702	72.5%	2,776	2,408	368	15.3%
Net securities gains	358	494	(136)	(27.5%)	319	506	(187)	(37.0%)
Net gain on other real estate owned and other assets	229	342	(113)	(33.0%)	491	307	184	59.9%
Net insurance services revenue	711	735	(24)	(3.3%)	1,602	1,652	(50)	(3.0%)
Swap fee and valuation income	178	65	113	173.8%	695	822	(127)	(15.5%)
Other	699	834	(135)	(16.2%)	1,463	2,200	(737)	(33.5%)

Total non-interest income	$23,408	$22,122	$1,286	5.8%	$47,491	$45,006	$2,485	5.5%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the second quarter of 2018, non-interest income increased $1.3 million or 5.8% compared to the second quarter of 2017. The increase is driven by a $0.7 million increase in electronic banking fees, a $0.7 million increase in mortgage banking income and a $0.2 million increase in trust fees, partially offset by decreases in bank-owned life insurance, net securities gains and net gain on other real estate owned and other assets compared to the second quarter of 2017. For the six months ended June 30, 2018, bank-owned life insurance increased $1.4 million, electronic banking fees increased $1.0 million, trust fees increased $0.5 million, partially offset by an other income decrease of $0.7 million compared to the six months ended June 30, 2017.

Trust fees increased $0.2 million or 3.2% compared to the second quarter of 2017 due to market improvements and customer and revenue development initiatives. Total trust assets have increased $0.2 billion to $4.0 billion as of June 30, 2018 compared to $3.8 billion as of June 30, 2017. For the six months ended June 30, 2018, trust fees increased $0.5 million or 4.6% as compared to June 30, 2017. At June 30, 2018, trust assets include managed assets of $3.3 billion and non-managed (custodial) assets of $0.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco Trust and Investment Services, were $934.9 million as of June 30, 2018 and $925.6 million at June 30, 2017 and are included in trust-managed assets.

Service charges on deposits increased $0.1 million or 1.3% compared to second quarter of 2017 due to the increased customer base from the FTSB acquisition. The increase from the FTSB acquisition was partially offset by a decrease in transaction-based fees including insufficient funds fees as compared to the second quarter 2017. Deposits increased $0.7 billion to $7.7 billion as of June 30, 2018 compared to $7.0 billion as of June 30, 2017.

Electronic banking fees, which include debit card interchange fees, increased $0.7 million or 14.9% compared to the second quarter of 2017 due to an increased customer base from the FTSB acquisition, a higher volume of debit card transactions from WesBanco’s legacy customers and an ATM fee increase. The volume increase is due to a higher percentage of customers using these products as well as marketing initiatives. Beginning in the third quarter of 2019, WesBanco will have reduced debit card interchange revenue due to the applicability of the Durbin Amendment of the Dodd-Frank Act.

Bank-owned life insurance decreased $0.2 million or 17.5% compared to second quarter of 2017 due to death claims in 2017. For the six months ended June 30, 2018, bank-owned life insurance increased $1.4 million or 54.9% compared to the six months ended June 30, 2017 due to death benefits received in first quarter of 2018. The total cash surrender value of bank-owned life insurance increased $1.4 million to $191.7 million as of June 30, 2018 compared to June 30, 2017.

Mortgage banking income increased $0.7 million or 72.5% compared to second quarter of 2017 partially due to a $0.2 million favorable market adjustment recognized during the second quarter of 2018 and higher margins on loans sold. Mortgage production was $141.5 million, which increased 33.2% from the comparable 2017 quarter. Mortgages sold into the secondary market represented $50.0 million or 35.4% of overall mortgage loan production in the second quarter of 2018 compared to $58.4 million or 55.0% in the second quarter of 2017. For the six months ended June 30, 2018, mortgage banking income increased $0.4 million or 15.3% compared to June 30, 2017.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and wages	$26,872	$23,616	$3,256	13.8%	$51,878	$46,618	$5,260	11.3%
Employee benefits	7,965	7,731	234	3.0%	14,877	15,941	(1,064)	(6.7%)
Net occupancy	4,103	4,510	(407)	(9.0%)	8,759	8,837	(78)	(0.9%)
Equipment	4,095	4,097	(2)	(0.0%)	8,044	8,139	(95)	(1.2%)
Marketing	1,405	2,060	(655)	(31.8%)	2,521	2,884	(363)	(12.6%)
FDIC insurance	868	906	(38)	(4.2%)	1,526	1,733	(207)	(11.9%)
Amortization of intangible assets	1,312	1,240	72	5.8%	2,397	2,513	(116)	(4.6%)
Restructuring and merger-related expenses	5,412	—	5,412	100.0%	5,657	491	5,166	1052.1%
Franchise and other miscellaneous taxes	2,083	2,045	38	1.9%	4,318	4,129	189	4.6%
Postage and courier expenses	985	970	15	1.5%	1,945	1,990	(45)	(2.3%)
Consulting, regulatory, accounting and advisory fees	1,747	1,654	93	5.6%	3,278	3,328	(50)	(1.5%)
Other real estate owned and foreclosure expenses	251	326	(75)	(23.0%)	449	655	(206)	(31.5%)
Legal fees	644	650	(6)	(0.9%)	1,357	1,411	(54)	(3.8%)
Communications	565	634	(69)	(10.9%)	1,054	1,381	(327)	(23.7%)
ATM and electronic banking interchange expenses	1,299	1,202	97	8.1%	2,515	2,291	224	9.8%
Supplies	778	901	(123)	(13.7%)	1,465	1,729	(264)	(15.3%)
Other	3,159	3,342	(183)	(5.5%)	6,074	6,198	(124)	(2.0%)

Total non-interest expense	$63,543	$55,884	$7,659	13.7%	$118,114	$110,268	$7,846	7.1%

Non-interest expense in the second quarter of 2018 increased by $7.7 million or 13.7% compared to the same quarter in 2017 primarily due to the FTSB acquisition, which closed on April 5, 2018. Excluding merger-related expenses, non-interest expense increased $2.2 million or 4.0%. For the second quarter, restructuring and merger-related expenses increased $5.4 million and salaries and wages increased $3.3 million, offset by a $0.7 million decrease in marketing, a $0.4 million decrease in net occupancy, coupled with decreases in various other expense categories. For the six months ended June 30, 2018, salaries and wages increased $5.3 million and restructuring and merger-related expenses increased $5.2 million, which were partially offset by a $1.1 million decrease in employee benefits.

Salaries and wages increased $3.3 million or 13.8% from the second quarter of 2017 due to increased compensation related to a 4.1% increase in full-time equivalent employees primarily related to the FTSB acquisition. In addition, due to the adoption of a new accounting standard, salaries and wages included $0.7 million related to pension service expense for the second quarter of 2018, which was classified within employee benefits for the second quarter of 2017. The remaining increase is due to routine annual compensation adjustments and stock based compensation increases. Employee benefits expense increased $0.2 million compared to the second quarter of 2017 due to a $0.9 million increase in health care costs and a $0.2 million increase in employer payroll tax expense, offset by a $1.0 million decrease in pension costs. Pension costs excluding the service component decreased $0.3 million for the second quarter 2018 compared to the second quarter of 2017.

Net occupancy costs decreased $0.4 million or 9.0% compared to the second quarter of 2017, primarily due to decreased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs. For the six months ended June 30, 2018, net occupancy costs decreased 0.9% compared to the six months ended June 30, 2017.

Marketing expenses decreased $0.7 million or 31.8% compared to the second quarter of 2017. The decrease is primarily due to the timing of advertising and promotional expense as WesBanco focused on the FTSB acquisition during the second quarter of 2018 a portion of which is accounted for in merger-related expenses. For the six months ended June 30, 2018, marketing expense decreased $0.4 million or 12.6% compared to the six months ended June 30, 2017.

Restructuring and merger-related expenses in 2018 relate to the FTSB acquisition that closed on April 5, 2018 as well as the FFKT acquisition, which is expected to close in the third quarter of 2018. The restructuring and merger-related expenses in 2017 relate to the YCB acquisition that closed on September 9, 2016. Of the $5.7 million in restructuring costs for the six months ended June 30, 2018, $5.0 million relate to FTSB and $0.7 million relate to FFKT. The FTSB costs included $2.2 million in contract termination and conversion costs, $0.8 million for investment banking services and $0.7 million for change-in-control payments. The $0.7 million FFKT costs are primarily for legal and investment banking services.

Communications expense decreased $0.1 million or 10.9% compared to the second quarter of 2017. For the six months ended June 30, 2018, communications expense decreased $0.3 million or 23.7% compared to the six months ended June 30, 2017. WesBanco improved the technology and communications infrastructure at the former YCB-acquired branches, which permitted cost savings as noted in the current period.

INCOME TAXES

The provision for income taxes decreased $2.3 million or 24.0% in the second quarter of 2018 compared to the second quarter of 2017, due to the enacted Federal tax reform legislation that reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Partially offsetting this decrease in income tax expense, second quarter 2018 pre-tax income was 12.5% higher. As a result of these changes, the effective tax rate decreased to 18.1% compared to 26.8% in the second quarter of 2017. For the six months ended June 30, 2018, the provision for income taxes decreased $5.9 million or 29.3%, compared to the first half of 2017, due in part to the decrease in the federal income tax rate, partially offset by a 11.8% increase in pre-tax income. The effective tax rate was 17.7% for the six months ended June 30, 2018. WesBanco Bank Community Development Corporation (“WesBanco CDC”) was awarded multi-state New Market Tax Credits (“NMTC”) from the U.S. Department of the Treasury’s Community Development Financial Institutions Fund (“CDFI Fund”) totaling $40 million of investments, which would provide a federal tax credit of $15.6 million over seven years.

FINANCIAL CONDITION

Total assets increased 11.5%, while deposits and shareholders’ equity increased 8.9% and 9.2%, respectively, compared to December 31, 2017, primarily due to the acquisition of FTSB. Total securities increased by $545.0 million or 23.9% from December 31, 2017 to June 30, 2018, and was driven by management’s strategy to exceed the $10 billion threshold in total assets during the first quarter of 2018 by purchasing taxable securities. These purchases had an average yield of approximately 3.06%. In addition, the FTSB acquisition provided $142.9 million of additional securities. Total portfolio loans increased $451.5 million or 7.1% with $448.3 million from the FTSB acquisition and the remaining $3.2 million from WesBanco’s growth in strategic focus categories outpacing targeted reductions in the consumer portfolio and increased secondary market residential mortgage loan sales. Deposits increased $625.0 million from year-end, primarily due to the acquisition of FTSB. Organic deposits increased 0.5% as a result of increases of 5.0% and 4.6% in savings and demand deposits, respectively, which more than offset decreases of 2.6% and 12.7% in money market deposits and certificates of deposit, respectively. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit and customer preferences for other deposit types, coupled with a $26.6 million decrease in CDARS® balances. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 28.9% during the first six months of 2018 as short-term borrowings increased $73.3 million, new FHLB borrowings exceeded maturities by $247.9 million, with the FTSB acquisition providing an additional $52.3 million in FHLB borrowings, and junior subordinated debt increased $1.1 million. The FTSB acquisition provided $9.3 million in junior subordinated debentures, which was partially offset by the redemption of $8.2 million in junior subordinated debentures in June 2018. Proceeds from borrowings were utilized to purchase investment securities during the six months ended June 30, 2018. Total shareholders’ equity increased by approximately $128.8 million or 9.2%, compared to December 31, 2017, primarily due to $107.3 million of common stock issued in the FTSB acquisition and net income exceeding dividends for the period by $40.4 million, which was partially offset by $21.9 million in additional other comprehensive loss. The other comprehensive loss resulted from a $22.9 million unrealized loss in the securities portfolio, which was partially offset by a $1.0 million unrealized gain in the defined benefit pension plan during the period. The tangible equity to tangible assets ratio (non-GAAP measure) decreased from 8.79% at December 31, 2017 to 8.43% at June 30, 2018 as tangible assets increased at a faster pace than shareholders’ equity, primarily as a result of the FTSB acquisition.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Equity securities (at fair value)	$13,495	$13,457	$38	0.3
Available-for-sale debt securities (at fair value)
U.S. Treasury	9,913	—	9,913	100.0
U.S. Government sponsored entities and agencies	100,682	71,843	28,839	40.1
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,373,417	934,922	438,495	46.9
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	140,647	114,867	25,780	22.4
Obligations of states and political subdivisions	126,799	104,830	21,969	21.0
Corporate debt securities	45,113	35,403	9,710	27.4

Total available-for-sale debt securities	$1,796,571	$1,261,865	$534,706	42.4

Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$11,877	$11,465	$412	3.6
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	161,090	170,025	(8,935)	(5.3)
Obligations of states and political subdivisions	813,456	794,655	18,801	2.4
Corporate debt securities	33,323	33,355	(32)	(0.1)

Total held-to-maturity debt securities	1,019,746	1,009,500	10,246	1.0

Total securities	$2,829,812	$2,284,822	$544,990	23.9

Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.63%	2.35%
As a % of total securities	64.0%	55.8%
Weighted average life (in years)	4.9	4.2

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.44%	3.85%
As a % of total securities	36.0%	44.2%
Weighted average life (in years)	4.8	4.2

Total securities:
Weighted average yield at the respective period end (2)	2.92%	3.01%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.8	4.2

(1)	At June 30, 2018 and December 31, 2017, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.
(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21% in 2018 and 35% in 2017.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $545.0 million or 23.9% from December 31, 2017 to June 30, 2018. Through the first six months of 2018, the available-for-sale portfolio increased by $534.7 million or 42.4%, while the held-to-maturity portfolio increased by $10.2 million or 1.0%. The increase in the overall portfolio from December 31, 2017 was driven partially by the acquisition of FTSB, and more significantly by management’s strategy to exceed the $10 billion threshold in total assets during the first quarter of 2018 by purchasing mortgage-backed securities and collateralized mortgage obligations, with an average yield of approximately 3.06%. The weighted average yield of the portfolio decreased by 9 basis points from 3.01% at December 31, 2017 to 2.92% at June 30, 2018. Though market rates increased in the first six months of 2018 on all securities purchased, the decrease in the corporate federal tax rate from 35% to 21% reduced the tax-equivalent yield by approximately 67 basis points on the tax-exempt municipal bond portfolio, as the tax benefit was reduced. This decrease in the tax-equivalent yield on tax-exempt municipals more than offset the general market rate increases, as tax-exempt municipals comprise approximately 33% of WesBanco’s investment portfolio. The higher-yielding 2018 purchases helped to mitigate the impact of the tax-equivalent yield reduction on the municipal bonds.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2018 and December 31, 2017 were $36.0 million and $13.3 million, respectively. With approximately 36% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

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

WesBanco’s municipal portfolio comprises 33.2% of the overall securities portfolio as of June 30, 2018, which is down from 39.4% as of December 31, 2017 due to the first quarter mortgage-backed and CMO purchases. Municipal bonds carry different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	June 30, 2018		December 31, 2017
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$103,690	11.0	$96,253	10.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	700,217	74.2	685,446	74.9
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	124,974	13.2	125,032	13.7
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	1,760	0.2	745	0.1
Not rated by either agency (3)	12,566	1.4	7,764	0.8

Total municipal bond portfolio	$943,207	100.0	$915,240	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of June 30, 2018 and December 31, 2017, there are no securities in the municipal portfolio rated below investment grade.
(3)	Non-rated municipal balances increased from December 31, 2017 due to non-rated West Virginia municipal bonds in the acquired FTSB investment portfolio.

WesBanco’s municipal bond portfolio at June 30, 2018, consists of $188.8 million of taxable (primarily Build America) and $754.4 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	June 30, 2018		December 31, 2017
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$654,368	69.4	$630,824	68.9
Revenue	288,839	30.6	284,416	31.1

Total municipal bond portfolio	$943,207	100.0	$915,240	100.0

Municipal bond issuer:
State Issued	$90,981	9.6	$95,160	10.4
Local Issued	852,226	90.4	820,080	89.6

Total municipal bond portfolio	$943,207	100.0	$915,240	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at June 30, 2018:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	June 30, 2018
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$197,774	21.0
Texas	105,683	11.2
Ohio	103,424	11.0
Illinois	50,236	5.3
West Virginia	40,309	4.3
All other states	445,781	47.2

Total municipal bond portfolio	$943,207	100.0

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain thinly traded securities or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 8, “Fair Value Measurement” in the Consolidated Financial Statements.

LOANS AND CREDIT RISK

Loans represent WesBanco’s single largest balance sheet asset classification and the largest source of interest income. Business purpose loans consist of commercial real estate (“CRE”) loans and other commercial and industrial (“C&I”) loans that are not secured by real estate. CRE loans are further segmented into land and construction loans, and loans for improved property. Consumer purpose loans consist of residential real estate loans, home equity lines of credit and other consumer loans, including indirect and direct auto and truck loans. Loans held for sale generally consist of residential real estate loans originated for sale in the secondary market, but at times may also include other types of loans. The outstanding balance of each major category of the loan portfolio is summarized in Table 10.

The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. Credit risk arises from many sources including general economic conditions, external events that impact businesses or industries, isolated events that impact a major employer, individual loss of employment or other personal hardships as well as changes in interest rates or the value of collateral. Credit risk is also impacted by a concentration of exposure within a geographic market or to one or more borrowers, industries or collateral types. The primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio that varies by the type of loan. The Bank’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s primary source of repayment capacity; the adequacy of collateral, if any, to secure the loan; the potential value of personal guarantees as secondary sources of repayment; and other factors unique to each loan that may increase or mitigate its risk. Credit bureau scores are also considered when evaluating consumer purpose loans as well as guarantors of business purpose loans. However, the Bank currently does not periodically update credit bureau scores subsequent to when loans are made to determine changes in credit history.

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and pursuing collection efforts at the earliest stage of delinquency. The Bank also monitors general economic conditions, including employment, housing activity and real estate values in its market. The Bank also periodically evaluates and adjusts its underwriting standards when warranted based on market conditions, the historical performance of a category of the portfolio, or other external factors. Credit risk is also regularly evaluated for the impact of adverse economic and other events that increase the risk of default and the potential inherent loss in the event of default to understand their impact on the Bank’s earnings and capital.

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2018		December 31, 2017
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$481,690	7.1	$392,597	6.2
Improved property	2,707,645	39.8	2,601,851	40.9

Total commercial real estate	3,189,335	46.9	2,994,448	47.1
Commercial and industrial	1,294,488	19.0	1,125,327	17.7
Residential real estate	1,450,829	21.3	1,353,301	21.3
Home equity	535,653	7.9	529,196	8.3
Consumer	322,594	4.7	339,169	5.3

Total portfolio loans	6,792,899	99.8	6,341,441	99.7
Loans held for sale	12,053	0.2	20,320	0.3

Total loans	$6,804,952	100.0	$6,361,761	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $443.2 million from December 31, 2017 with $448.3 million from the FTSB acquisition while organic portfolio loans decreased $5.1 million or 0.1%. Approximately $12.9 million in underperforming commercial loans from FTSB were sold during the second quarter. CRE land and construction provided the most significant organic growth, increasing 18.3% for the year-to-date period. Total organic loan growth over the last twelve months was driven by strategic focus categories with 6.0% growth in CRE improved property and 1.1% growth in residential real estate. Secondary market loan sales of residential mortgages decreased; however, higher premiums resulted in an increase in the gain on sale of mortgages. In addition, the consumer portfolio declined due to targeted reductions to reduce its overall credit risk, which included certain pricing adjustments for indirect installment loans.

Total loan commitments of $2.1 billion, including loans approved but not closed, increased $233.2 million or 12.5% from December 31, 2017 due primarily to unused lines of credit. The line utilization percentage for the commercial portfolio was slightly higher at 48.5% as of June 30, 2018 and it was 48.0% as of December 31, 2017.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

At June 30, 2018 total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $51.5 million or 0.64% of the total loan portfolio as compared to $55.2 million or 0.69% of the total loan portfolio at December 31, 2017. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $59.7 million in exposure or 0.74% of the total loan portfolio as compared to $65.3 million or 0.82% of the total loan portfolio at December 31, 2017. The largest exposure to any one borrower in either core energy or ancillary industries was $20.2 million to a company that operates as a natural gas distribution utility.

NON-PERFORMING ASSETS, IMPAIRED LOANS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2018	December 31, 2017
Non-accrual loans:
Commercial real estate - land and construction	$—	$239
Commercial real estate - improved property	9,479	13,318
Commercial and industrial	3,191	2,958
Residential real estate	13,951	14,661
Home equity	4,726	4,762
Consumer	634	887

Total non-accrual loans (1)	31,981	36,825

TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	1,410	1,650
Commercial and industrial	126	128
Residential real estate	4,428	4,321
Home equity	417	407
Consumer	79	65

Total TDRs accruing interest (1)	6,460	6,571

Total non-performing loans	$38,441	$43,396

Other real estate owned and repossessed assets	4,384	5,297

Total non-performing assets	$42,825	$48,693

Non-performing loans/total portfolio loans	0.57%	0.68%
Non-performing assets/total assets	0.39%	0.50%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.63%	0.77%

(1)	TDRs on nonaccrual of $2.5 million and $2.9 million at June 30, 2018 and December 31, 2017, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $5.0 million or 11.4%, from December 31, 2017, despite a $0.7 million increase from FTSB, as cash flows could not be reasonably estimated for a small population of FTSB loans acquired with deteriorated credit quality and therefore were accounted for under the cost recovery method. Certain other such loans from FTSB identified in due diligence as underperforming were sold after the acquisition was completed in the second quarter. Non-accrual loans decreased primarily due to the paydown of one large CRE loan in the first quarter. TDRs decreased slightly by $0.1 million due to normal repayments being slightly higher than additions to the category. (Please see Note 5, “Loans and the Allowance for Credit Losses”.)

Other real estate owned and repossessed assets decreased $0.9 million from December 31, 2017 primarily due to continued efforts to liquidate properties. The FTSB acquisition added $0.7 million to the June 30, 2018 other real estate and repossessed asset totals.

The following table presents past due and accruing loans, excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	June 30, 2018	December 31, 2017
Loans past due 90 days or more:
Commercial real estate - land and construction	$172	$—
Commercial real estate - improved property	250	243
Commercial and industrial	219	20
Residential real estate	255	1,113
Home equity	477	742
Consumer	508	608

Total loans past due 90 days or more	1,881	2,726

Loans past due 30 to 89 days:
Commercial real estate - land and construction	362	172
Commercial real estate - improved property	1,506	316
Commercial and industrial	1,003	721
Residential real estate	5,627	4,392
Home equity	2,306	2,281
Consumer	2,553	3,290

Total loans past due 30 to 89 days	13,357	11,172

Total 30 days or more	$15,238	$13,898

Loans past due 90 days or more and accruing to total portfolio loans	0.03%	0.04%
Loans past due 30-89 days and accruing to total portfolio loans	0.20%	0.18%

Loans past due 30 days or more and accruing interest, excluding non-accruals and TDRs, increased $1.3 million or 9.6% from December 31, 2017, primarily due to the FTSB acquisition which added $2.0 million. These loans continue to accrue interest because they are both well-secured and in the process of collection. The increase in the 30 to 89 days past due status was primarily due to a $1.4 million increase in the commercial real estate category and represented 0.20% of total loans at June 30, 2018 and 0.18% at December 31, 2017. Loans past due 90 days or more decreased $0.8 million compared to December 31, 2017 and represented 0.03% of total loans at June 30, 2018, compared to 0.04% at December 31, 2017. These continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses of $47.6 million represented 0.70% of total portfolio loans at June 30, 2018 compared to 0.71% as of December 31, 2017 and 0.70% as of June 30, 2017. Included in the ratio are acquired FTSB loans (recorded at fair value at the date of acquisition of $448.3 million). No allowance has been recorded on the FTSB acquired loans as of June 30, 2018.

The allowance for loans individually-evaluated decreased from December 31, 2017 to June 30, 2018 primarily due to a partial charge-off on one individually-evaluated commercial credit of $0.4 million. The allowance for loans collectively-evaluated increased from December 31, 2017 to June 30, 2018 by $2.7 million.

The allowance for loan commitments of $0.6 million at June 30, 2018 was unchanged compared to December 31, 2017, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” to the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for all segments is impacted by changes in loan balances, as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions and delinquencies. The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio as well as the migration of CRE loans from land and construction to improved property upon the completion of construction.

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loan categories, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans at June 30, 2018 were 1.08% of total loans, improving from 1.25% at June 30, 2017. Criticized and classified loans as a percent of total loans decreased, as overall credit quality continued to improve, enabling certain loans to be upgraded while others have paid down or paid off. Criticized and classified loans decreased $0.9 million from December 31, 2017 to $73.0 million at June 30, 2018, with the paydown and/or upgrade of several large CRE loans.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The increase in the allowance for commercial loans from December 31, 2017 is primarily due to loan growth in the CRE – land and construction category, while the overall allowance for retail loan categories was relatively unchanged.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	June 30, 2018	Percent of Total	December 31, 2017	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$4,710	9.8	$3,117	6.8
Commercial real estate - improved property	19,476	40.3	21,166	46.2
Commercial and industrial	11,534	23.9	9,414	20.5
Residential real estate	3,893	8.1	3,206	7.0
Home equity	4,158	8.6	4,497	9.8
Consumer	2,951	6.1	3,063	6.7
Deposit account overdrafts	916	1.9	821	1.6

Total allowance for loan losses	$47,638	98.7	$45,284	98.6

Allowance for loan commitments:
Commercial real estate - land and construction	$163	0.3	$119	0.3
Commercial real estate - improved property	18	0.0	26	0.1
Commercial and industrial	175	0.4	173	0.4
Residential real estate	9	0.0	7	0.0
Home equity	205	0.5	212	0.5
Consumer	37	0.1	37	0.1

Total allowance for loan commitments	607	1.3	574	1.4

Total allowance for credit losses	$48,245	100.0	$45,858	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at June 30, 2018.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Deposits
Non-interest bearing demand	$2,046,537	$1,846,748	$199,789	10.8
Interest bearing demand	1,809,140	1,625,015	184,125	11.3
Money market	1,051,043	1,024,856	26,187	2.6
Savings deposits	1,385,356	1,269,912	115,444	9.1
Certificates of deposit	1,376,528	1,277,057	99,471	7.8

Total deposits	$7,668,604	$7,043,588	$625,016	8.9

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 177 financial centers. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $625.0 million or 8.9% during the first six months of 2018 primarily due to the FTSB acquisition, which provided $586.4 million of additional deposits, while organic deposits increased $38.6 million or 0.5% from December 31, 2017. Interest bearing demand and non-interest bearing demand deposits increased 11.3% and 10.8%, respectively, while savings and money market deposits increased 9.1% and 2.6%, respectively, due to the FTSB acquisition. Organic growth of $197.8 million for categories of deposits excluding certificates of deposit were the result of marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through WesBanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $72.6 million at June 30, 2018 compared to $65.9 million at December 31, 2017.

Certificates of deposit increased $99.5 million primarily due to the FTSB acquisition, which provided $262.9 million in additional certificates of deposit, of which $206.3 million remain as of June 30, 2018, while organic deposits decreased by 12.8%. The organic deposits decrease was affected by an overall corporate strategy designed to increase and remix retail deposit relationships and reducing single service customers with a focus on overall products that can be offered at a lower cost to WesBanco. The decline was also impacted by lower than competitor offered rates on certain maturing certificates of deposit and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program and the Insured Cash Sweep (ICS®) money market deposit program. CDARS® balances totaled $78.4 million in outstanding balances at June 30, 2018, of which $45.5 million represented one-way buys, compared to $105.0 million in total outstanding balances at December 31, 2017, of which $72.7 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $333.7 million at June 30, 2018 compared to $216.4 million at December 31, 2017. Certificates of deposit of $100,000 or more were approximately $695.0 million at June 30, 2018 compared to $581.6 million at December 31, 2017. Certificates of deposit increased as of June 30, 2018 compared to December 31, 2017 due to the FTSB acquisition. Certificates of deposit totaling approximately $791.3 million at June 30, 2018 with a cost of 0.91% are scheduled to mature within the next 12 months. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,248,406	$948,203	$300,203	31.7
Other short-term borrowings	258,067	184,805	73,262	39.6
Subordinated debt and junior subordinated debt	165,420	164,327	1,093	0.7

Total	$1,671,893	$1,297,335	$374,558	28.9

While borrowings are a significant source of funding for WesBanco, they are less significant as compared to total deposits. During the first six months of 2018, FHLB borrowings increased $300.2 million, as $575.0 million in advances, coupled with $52.3 million in advances from the FTSB acquisition, offset $327.1 million in maturities and other principal pay downs. In addition, WesBanco extended the maturities of approximately $320.0 million of maturing FHLB borrowings in the first six months of 2018 with an average maturing cost of 1.35%, at a current average rate of 2.62% and an average term of 2.2 years. WesBanco acquired a $25.0 million off-balance sheet letter of credit in the FTSB transaction. The letter of credit was issued by the FHLB and secures the deposits of a public deposits customer.

Other short-term borrowings, which consist of securities sold under agreements to repurchase and federal funds purchased at June 30, 2018, but may also include notes payable, were $258.1 million at June 30, 2018 compared to $184.8 million at December 31, 2017. The increase is primarily due to a $76.3 million increase in securities sold under agreements to repurchase, including $9.2 million acquired from FTSB, which was partially offset by the repayments of $3.0 million in federal funds purchased outstanding at December 31, 2017.

Subordinated debt and junior subordinated debt were $165.4 million at June 30, 2018 compared to $164.3 million at December 31, 2017. The increase is primarily due to $9.3 million in junior subordinated debt from the FTSB acquisition, which was partially offset by the redemption of $8.2 million in junior subordinated debt in June 2018 from a prior acquisition.

WesBanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There was no outstanding balance at June 30, 2018 or December 31, 2017. Rates have generally increased over the past year on all borrowing types due to the federal funds and LIBOR rate increases that have occurred since early 2017.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, loans approved but not closed, overdraft limits and contingent obligations to purchase loans funded by other entities. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 11, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity increased $128.8 million or 9.2% from $1.4 billion at December 31, 2017. The increase was due primarily to $107.3 million of common stock issued in the FTSB acquisition, coupled with net income during the current six-month period of $66.7 million, which was partially offset by the declaration of common shareholder dividends totaling $26.3 million and $21.9 million in additional other comprehensive loss for the six months ended June 30, 2018. The other comprehensive loss was due primarily to an unrealized loss in the securities portfolio, which was partially offset by an unrealized gain in the defined benefit pension plan. WesBanco also increased its quarterly dividend rate to $0.29 per share in February, representing an 11.5% increase over the prior quarterly rate and a cumulative 107% increase since 2010.

WesBanco purchased 14,414 shares during the six-month period ended June 30, 2018 under the current share repurchase plans. The shares were repurchased from employees for the payment of withholding taxes to facilitate stock compensation transactions. At June 30, 2018, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,092,883 shares.

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

On May 16, 2018, WesBanco granted 117,600 stock options to selected officers at an exercise price of $45.65. These options are service-based and vest 50% at December 31, 2018 and 50% at December 31, 2019. On the same date, WesBanco also issued 70,151 shares of time-based restricted stock to selected officers and 8,081 shares of performance-based restricted stock to selected officers. In addition on April 5, 2018, WesBanco issued 9,465 shares of time-based restricted stock to certain former officers of FTSB who became officers of WesBanco upon the FTSB acquisition closing. The time-based restricted shares are service-based and cliff-vest 36 months from the date of grant. The performance-based restricted shares have a three-year performance period, beginning January 1, 2019, based on WesBanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of peer financial institutions with total assets between approximately $9 billion and $15 billion. Earned performance-based restricted shares are also subject to additional service-based vesting with 50% vesting on May 16, 2022 after the completion of the three-year performance period and the final 50% vesting on May 16, 2023.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2018, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2018, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $67.4 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios as necessary over time, primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			June 30, 2018			December 31, 2017
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,052,707	10.21%	$412,514	$970,425	10.39%	$373,566
Common equity Tier 1	4.50%	6.50%	913,707	12.38%	332,159	834,554	12.14%	309,298
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,052,707	14.26%	442,878	970,425	14.12%	412,397
Total capital to risk-weighted assets	8.00%	10.00%	1,126,165	15.26%	590,504	1,042,124	15.16%	549,863
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$931,325	9.05%	$411,450	$869,227	9.32%	$372,900
Common equity Tier 1	4.50%	6.50%	931,325	12.64%	331,641	869,227	12.66%	308,900
Tier 1 capital to risk-weighted assets	6.00%	8.00%	931,325	12.64%	442,188	869,227	12.66%	411,866
Total capital to risk-weighted assets	8.00%	10.00%	1,004,784	13.63%	589,584	940,303	13.70%	549,155

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio and other sources adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 61.6% at June 30, 2018 and deposit balances funded 70.1% of assets.

The following table lists the sources of liquidity from assets at June 30, 2018 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$155,559
Securities with a maturity date within the next year and callable securities	229,784
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	230,246
Loans held for sale	12,053
Accruing loans scheduled to mature	940,386
Normal loan repayments	1,187,847

Total sources of liquidity expected within the next year	$2,755,875

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $7.7 billion at June 30, 2018. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $791.3 million at June 30, 2018, which includes jumbo regular certificates of deposit totaling $376.1 million with a weighted-average cost of 1.16%, and jumbo CDARS® deposits of $49.3 million with a weighted-average cost of 1.23%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at June 30, 2018 and December 31, 2017 approximated $1.7 billion and $1.8 billion, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At June 30, 2018, the Bank had unpledged available-for-sale securities with an amortized cost of $509.5 million, representing 28.4% of that portfolio. These securities could be sold for additional liquidity, or could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is limited to those that are designated as available-for-sale and are unpledged, due to the pledging agreements that WesBanco has with their public deposit customers. Public deposit balances have increased significantly through the ESB and YCB acquisitions in the past three years. WesBanco’s held-to-maturity portfolio currently contains $677.2 million of unpledged securities. However, most of the balance represents municipal bonds, which can only be pledged in limited circumstances. Unless in compliance with certain criteria, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to move to available-for-sale, and the held-to-maturity designation would not be available to WesBanco for some time.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At June 30, 2018, WesBanco had a BIC line of credit totaling $164.2 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $285.0 million, of which $22.0 million was outstanding at June 30, 2018, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $258.1 million at June 30, 2018 consisted of callable repurchase agreements, overnight sweep checking accounts for large commercial customers, and federal funds purchased. There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during 2018. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $87.9 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at June 30, 2018. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2018, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $67.4 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $2.1 billion and $1.8 billion at June 30, 2018 and December 31, 2017, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 11, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of June 30, 2018 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10% - 20% or less of net interest income from the stable rate base model over a twelve-month period. The table below shows WesBanco’s interest rate sensitivity at June 30, 2018 and December 31, 2017, assuming the above-noted interest rate increases as compared to a base model. In the current lower interest rate environment, particularly for short-term rates, the 200 and 300 basis point decreasing change are not shown due to the unrealistic nature of results associated with short-term negative rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	June 30, 2018	December 31, 2017
+400	7.7%	8.3%	(20.0%)
+300	6.0%	6.2%	(15.0%)
+200	4.0%	4.0%	(12.5%)
+100	2.2%	2.4%	(10.0%)
-100	(2.3%)	(3.0%)	(10.0%)

As per the table above, the earnings sensitivity simulation model at June 30, 2018 currently projects that net interest income for the next twelve-month period would decrease by 2.3% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 3.0% for the same scenario as of December 31, 2017.

For rising rate scenarios, net interest income would increase by between 2.2% - 7.7% if rates were to increase by between 100 - 400 basis points as of June 30, 2018, compared to increases of between 2.4% - 8.3% in a 100 - 400 basis point increasing rate environment as of December 31, 2017.

Management also utilizes a “Most Likely” forecast scenario to project net interest income over a rolling two-year time period. This forecast is updated and reviewed quarterly, incorporating updated assumptions into the model such as estimated loan and deposit growth, balance sheet re-mixing strategies, changes in base forecasted rates for various maturities, competitive market spreads for various products and other assumptions. Such modeling helps to predict changes in forecasted outcomes and necessary adjustments to the plan to achieve management’s earnings goals.

The balance sheet shows slightly lower asset sensitivity as of June 30, 2018, as compared to December 31, 2017, with differences resulting from changes in the mix of, and growth in various earning assets and costing liabilities, as well as adjustments for various modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds. Generally, deposit betas have increased over time in the model, while loan prepayment speeds have also increased to reflect various loan classifications’ propensity to prepay over time. Management believes that overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds, rate floors, lower than forecasted increases to loan yields, extension risk associated with residential mortgages and mortgage-related securities, and other earning asset and costing liability differences versus currently modeled assumptions. Commercial loans with floors currently average 4.19% on approximately $1.2 billion, or 28% of total commercial loans at June 30, 2018, as compared to $1.2 billion or 30% of commercial loans at December 31, 2017. Approximately 36% or $450.6 million of these loans are currently priced at their floor, as compared to 45% or $552.6 million at December 31, 2017. In a less than 100 basis point rising rate environment, these loans may not adjust as rapidly from their current floor level as compared to loans without floors.

The net interest margin has decreased by two basis points for the three and six month periods ended June 30, 2018 compared to the same periods last year, as the tax-exempt securities portfolio tax-equivalent rate adjustment from 35% to 21% caused a reduction in the overall net interest margin by six basis points. New securities purchased at current rates helped to offset this reduction. In addition, higher non-interest bearing demand deposits and limited increases in other deposit categories resulted in some margin improvement that limited the decrease from the tax-equivalency calculation. The opportunity for margin expansion is dependent on additional federal funds increases and the shape of the yield curve, in addition to continued execution of our business strategy to grow certain loan categories and remixing higher cost borrowings and CDs into lower cost transaction accounts, while controlling transaction account betas as rates rise. In addition, net purchase accounting accretion, which was 12 b.p. in the second quarter and 8 b.p. year-to-date, influenced positively by the acquisition of FTSB on April 5, 2018, is expected to decrease slightly throughout the remainder of 2018 for prior acquisitions but increase somewhat due to the acquisition of FFKT expected in the third quarter. Management currently anticipates that one or two additional short-term federal funds rate increases may occur by the end of 2018, consistent with Federal Reserve and consensus economist expectations. Delays in implementing further rate increases, increases to deposit betas beyond our current modeling assumptions or adjustments to the mix of earning assets and costing liabilities may have a negative impact on management’s estimates of the future direction and level of the net interest margin.

While many Bank customers over the past few years have moved their maturing certificates of deposit balances to lower-costing transaction accounts as well as into non-deposit products, it may be anticipated that as rates rise, a portion of these lower-cost transaction account balances may migrate to higher-costing certificates of deposit or the higher-priced tiers of money market products. Runoff of certificate of deposit balances, both organically and from prior acquisitions, which has included reducing certain single-service deposit customers thru an emphasis on relationship pricing has been replaced with FHLB and other short-term borrowings. Certificates of deposit totaling approximately $791.3 million mature within the next year at an average cost of 0.91%. Maturing borrowings may be lengthened at a higher cost than the maturing borrowings’ average rate. In addition, with the recent acquisition of FTSB and the pending acquisition of FFKT, management is no longer intent on controlling the size of the balance sheet in order to remain under $10 billion in total assets, as it did in 2017. Increased first quarter investment purchases, and the acquisition of FTSB in the second quarter, resulted in total assets of $10.9 billion at June 30, 2018.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, to help offset mismatches in various asset maturities, and manage liquidity. CDARS® and ICS® deposits also may be used for similar purposes as well as for certain customers seeking higher-yielding instruments or maintaining deposit levels below individual FDIC insurance limits. Significant balance sheet strategies to assist in managing the net interest margin in the current rate environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable features;

•	selling a greater portion of residential mortgage loan production into the secondary market;

•	growing demand deposit account types to increase the relative portion of these account types to total deposits;

•	employing back-to-back loan swaps for certain commercial loan customers desiring a certain term fixed rate loan equivalent with the Bank receiving a variable rate;

•	extending FHLB term borrowings to balance asset/liability mismatches;

•	using the CDARS® and ICS® deposit programs to manage overall liability mix, and

•	managing the overall size of the investment portfolio as part of overall liquidity and balance sheet management strategies.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various rate scenarios. At June 30, 2018, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 8.5%, compared to a decrease of 1.8% at December 31, 2017. In a 100 basis point falling rate environment at June 30, 2018, the model indicates an increase of 1.9%, compared to a decrease of 3.1% as of December 31, 2017. WesBanco’s policy is to limit such change to minus 10% increments for each 100 basis point change in interest rates. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, as well as changes in loan prepayment speeds and deposit decay rates.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation Related to the FFKT Merger

WesBanco, Inc. (“WesBanco”) and Farmers Capital Bank Corporation (“Farmers Capital”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 19, 2018, providing for, among other things, the merger of Farmers Capital with and into WesBanco with WesBanco surviving (the “Proposed Merger”). The Merger Agreement also provides that, immediately following the completion of the Proposed Merger, United Bank & Capital Trust Company, a Kentucky state-chartered commercial bank and a wholly-owned subsidiary of Farmers Capital (“United Bank”), will merge with and into WesBanco Bank, Inc., a West Virginia banking corporation and a wholly-owned subsidiary of WesBanco (“WesBanco Bank”), with WesBanco Bank continuing as the surviving bank.

On July 10, 2018 an alleged class action complaint was filed by a purported stockholder of Farmers Capital in the Franklin Circuit Court of the Commonwealth of Kentucky captioned Parshall v. Farmers Capital Bank Corporation (Case No. 18-CI-00699) against Farmers Capital, United Bank, the individual members of the board of directors of Farmers Capital (“Defendant Directors”), WesBanco and WesBanco Bank (the “Complaint”). Among other things, the Complaint alleges that the Definitive Proxy Statement filed by Farmers Capital with the Securities and Exchange Commission (“SEC”) on June 15, 2018 failed to disclose allegedly material information, including information relating to Farmers Capital’s financial projections and the valuation analyses performed by Farmers Capital’s financial advisor in connection with the Proposed Merger, and that the Director Defendants breached various of their fiduciary duties to Farmers Capital’s shareholders and that Farmers Capital, United Bank, WesBanco and WesBanco Bank aided and abetted those alleged breaches.

On July 18, 2018, solely to avoid the costs, risks and uncertainties inherent in litigation, Farmers Capital, United Bank, WesBanco, WesBanco Bank and the Director Defendants (Farmers Capital, United Bank, WesBanco, WesBanco Bank and the Director Defendants (collectively the “Defendants”), agreed with the plaintiff, among other things, that the Defendants would make certain additional disclosures concerning the Proposed Merger, and the plaintiff would dismiss his complaint with prejudice. Plaintiff’s counsel reserved the right to seek attorneys’ fees and expenses. The settlement had no impact on the timing of the special meeting of Farmers Capital shareholders, which was held on July 23, 2018 and at which Farmers Capital shareholders voted to approve the Merger Agreement. The settlement also did not affect the merger consideration to be paid to Farmers Capital’s shareholders in connection with the Proposed Merger. The additional disclosures were made pursuant to a Form 8-K filed by WesBanco with the SEC on July 18, 2018.

Other Litigation

WesBanco is involved in various lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. While any litigation contains an element of uncertainty, WesBanco does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2018, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2018				1,107,297

April 1, 2018 to April 30, 2018
Open market repurchases	—	$—	—	1,107,297
Other transactions (1)	16,985	42.53	N/A	N/A

May 1, 2018 to May 31, 2018
Open market repurchases	—	$—	—	1,107,297
Other transactions (1)	2,342	45.17	N/A	N/A

June 1, 2018 to June 30, 2018
Open market repurchases	—	$—	—	1,107,297
Other repurchases (2)	14,414	47.21	14,414	1,092,883
Other transactions (1)	1,673	47.46	N/A	N/A

Second Quarter 2018
Open market repurchases	—	$—	—	1,107,297
Other repurchases (2)	14,414	47.21	14,414	1,092,883
Other transactions (1)	21,000	43.22	N/A	N/A

Total	35,414	$44.84	14,414	1,092,883

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.
(2)	Consists of shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction

N/A – Not applicable

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of April 19, 2018, by and between Wesbanco, Inc., Wesbanco Bank, Inc., Farmers Capital Bank Corporation, and United Bank & Capital Trust Company (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 20, 2018).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 30, 2018	/s/ Todd F. Clossin

Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2018	/s/ Robert H. Young

Robert H. Young
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)