Form 10-Q
period 2018-09-30
WESBANCO INC
filed 2018-11-02
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 22, 2018, there were 54,598,186 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I—FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks, including interest bearing amounts of $88,854 and $19,826, respectively	$273,680	$117,572
Securities:
Equity securities, at fair value	12,784	13,457
Available-for-sale debt securities, at fair value	2,008,232	1,261,865
Held-to-maturity debt securities (fair values of $1,014,361 and $1,023,784, respectively)	1,025,538	1,009,500

Total securities	3,046,554	2,284,822

Loans held for sale	55,913	20,320

Portfolio loans, net of unearned income	7,726,423	6,341,441
Allowance for loan losses	(48,902)	(45,284)

Net portfolio loans	7,677,521	6,296,157

Premises and equipment, net	159,284	130,722
Accrued interest receivable	39,465	29,728
Goodwill and other intangible assets, net	928,083	589,264
Bank-owned life insurance	223,995	192,589
Other assets	194,984	155,004

Total Assets	$12,599,479	$9,816,178

LIABILITIES
Deposits:
Non-interest bearing demand	$2,411,862	$1,846,748
Interest bearing demand	2,187,662	1,625,015
Money market	1,178,950	1,024,856
Savings deposits	1,649,684	1,269,912
Certificates of deposit	1,513,600	1,277,057

Total deposits	8,941,758	7,043,588

Federal Home Loan Bank borrowings	1,131,253	948,203
Other short-term borrowings	294,281	184,805
Subordinated debt and junior subordinated debt	189,745	164,327

Total borrowings	1,615,279	1,297,335

Accrued interest payable	6,623	3,178
Other liabilities	108,550	76,756

Total Liabilities	10,672,210	8,420,857

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2018 and 2017, respectively; 54,604,294 and 44,043,244 shares issued, respectively; 54,603,967 and 44,043,244 shares outstanding, respectively	113,758	91,756
Capital surplus	1,165,006	684,730
Retained earnings	709,477	651,357
Treasury stock (327 and 0 shares—at cost, respectively)	(15)	—
Accumulated other comprehensive loss	(59,873)	(31,495)
Deferred benefits for directors	(1,084)	(1,027)

Total Shareholders’ Equity	1,927,269	1,395,321

Total Liabilities and Shareholders’ Equity	$12,599,479	$9,816,178

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands, except shares and per share amounts)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$86,605	$70,342	$234,276	$202,600
Interest and dividends on securities:
Taxable	14,964	9,711	40,702	28,682
Tax-exempt	5,326	4,862	15,216	14,617

Total interest and dividends on securities	20,290	14,573	55,918	43,299

Other interest income	1,498	574	3,402	1,674

Total interest and dividend income	108,393	85,489	293,596	247,573

INTEREST EXPENSE
Interest bearing demand deposits	3,501	1,814	9,174	4,413
Money market deposits	1,360	751	3,332	1,970
Savings deposits	352	189	768	555
Certificates of deposit	3,276	2,610	8,789	7,512

Total interest expense on deposits	8,489	5,364	22,063	14,450

Federal Home Loan Bank borrowings	6,691	3,628	17,142	9,608
Other short-term borrowings	965	394	2,497	954
Subordinated debt and junior subordinated debt	2,315	1,849	6,425	5,449

Total interest expense	18,460	11,235	48,127	30,461

NET INTEREST INCOME	89,933	74,254	245,469	217,112
Provision for credit losses	1,035	2,516	4,911	7,610

Net interest income after provision for credit losses	88,898	71,738	240,558	209,502

NON-INTEREST INCOME
Trust fees	6,265	5,358	18,520	17,073
Service charges on deposits	6,313	5,320	16,282	15,254
Electronic banking fees	6,139	4,883	16,697	14,395
Net securities brokerage revenue	1,836	1,721	5,315	5,164
Bank-owned life insurance	1,232	1,164	5,116	3,671
Mortgage banking income	1,521	1,103	4,297	3,511
Net securities gains	84	6	403	511
Net gain/(loss) on other real estate owned and other assets	150	(298)	641	9
Other income	2,684	1,642	6,444	6,318

Total non-interest income	26,224	20,899	73,715	65,906

NON-INTEREST EXPENSE
Salaries and wages	30,335	24,957	82,213	71,575
Employee benefits	7,905	7,728	22,782	23,670
Net occupancy	4,957	4,132	13,715	12,969
Equipment	4,488	3,905	12,532	12,043
Marketing	1,446	1,599	3,967	4,482
FDIC insurance	789	945	2,315	2,677
Amortization of intangible assets	1,821	1,223	4,218	3,736
Restructuring and merger-related expense	10,811	—	16,468	491
Other operating expenses	13,568	11,265	36,024	34,380

Total non-interest expense	76,120	55,754	194,234	166,023

Income before provision for income taxes	39,002	36,883	120,039	109,385
Provision for income taxes	6,516	10,527	20,855	30,801

NET INCOME	$32,486	$26,356	$99,184	$78,584

EARNINGS PER COMMON SHARE
Basic	$0.65	$0.60	$2.11	$1.79
Diluted	$0.64	$0.60	$2.11	$1.78

AVERAGE COMMON SHARES OUTSTANDING
Basic	50,277,847	44,031,813	46,965,095	43,992,017
Diluted	50,432,112	44,086,881	47,107,829	44,059,469

DIVIDENDS DECLARED PER COMMON SHARE	$0.29	$0.26	$0.87	$0.78

COMPREHENSIVE INCOME	$25,965	$27,637	$71,869	$84,873

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018 and 2017

						Accumulated
	Common Stock					Other	Deferred
(unaudited, in thousands, except shares and per share amounts)	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
	Outstanding	Amount	Surplus	Earnings	Stock	(Loss) Income	Directors	Total
December 31, 2017	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321

Net income	—	—	—	99,184	—	—	—	99,184
Other comprehensive income	—	—	—	—	—	(27,315)	—	(27,315)

Comprehensive income	—	—	—	—	—	—	—	71,869
Common dividends declared ($0.87 per share)	—	—	—	(42,127)	—	—	—	(42,127)
Adoption of accounting standard ASU 2016-01	—	—	—	1,063	—	(1,063)	—	—
Shares issued for FTSB acquisition	2,498,761	5,206	102,141	—	—	—	—	107,347
Shares issued for FFKT acquisition	7,920,387	16,487	374,464	—	316	—	—	391,267
Treasury shares acquired	(15,489)	—	34	—	(730)	—	—	(696)
Stock options exercised	58,763	104	1,346	—	399	—	—	1,849
Restricted stock granted	98,301	205	(205)	—	—	—	—	—
Stock compensation expense	—	—	2,933	—	—	—	—	2,933
Deferred benefits for directors- net	—	—	(437)	—	—	—	(57)	(494)

September 30, 2018	54,603,967	$113,758	$1,165,006	$709,477	$(15)	$(59,873)	$(1,084)	$1,927,269

December 31, 2016	43,931,715	$91,524	$680,507	$597,071	$—	$(27,126)	$(568)	$1,341,408

Net income	—	—	—	78,584	—	—	—	78,584
Other comprehensive income	—	—	—	—	—	6,289	—	6,289

Comprehensive income	—	—	—	—	—	—	—	84,873
Common dividends declared ($0.78 per share)	—	—	—	(34,326)	—	—	—	(34,326)
Treasury shares acquired	(12,987)	—	—	—	(488)	—	—	(488)
Stock options exercised	40,834	75	858	—	188	—	—	1,121
Restricted stock granted	74,023	154	(154)	—	—	—	—	—
Stock compensation expense	—	—	1,970	—	—	—	—	1,970
Deferred benefits for directors- net	—	—	167	—	—	—	(167)	—

September 30, 2017	44,033,585	$91,753	$683,348	$641,329	$(300)	$(20,837)	$(735)	$1,394,558

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
(unaudited, in thousands)	2018	2017
NET CASH PROVIDED BY OPERATING ACTIVITIES	$122,444	$93,506

INVESTING ACTIVITIES
Net decrease (increase) in loans held for investment	52,411	(122,332)
Debt securities available-for-sale:
Proceeds from sales	82,134	7,760
Proceeds from maturities, prepayments and calls	188,020	156,944
Purchases of securities	(688,020)	(225,404)
Debt securities held-to-maturity:
Proceeds from maturities, prepayments and calls	51,973	90,457
Purchases of securities	(66,058)	(53,251)
Equity securities:
Proceeds from sales	1,511	—
Purchases of securities	(431)	—
Proceeds from bank-owned life insurance	4,772	349
Purchases of premises and equipment – net	(2,400)	(6,223)
Net cash received from acquisitions	278,654	—
Sale of portfolio loans—net	12,996	—

Net cash used in investing activities	(84,438)	(151,700)

FINANCING ACTIVITIES
(Decrease) increase in deposits	(20,443)	61,389
Proceeds from Federal Home Loan Bank borrowings	575,000	560,000
Repayment of Federal Home Loan Bank borrowings	(447,381)	(513,911)
Increase in other short-term borrowings	90,043	20,200
Decrease in federal funds purchased	(25,000)	(54,000)
Repayment of junior subordinated debt	(17,519)	—
Dividends paid to common shareholders	(37,751)	(33,416)
Issuance of common stock	1,578	991
Treasury shares purchased—net	(425)	(358)

Net cash provided by financing activities	118,102	40,895

Net increase (decrease) in cash and cash equivalents	156,108	(17,299)
Cash and cash equivalents at beginning of the period	117,572	128,170

Cash and cash equivalents at end of the period	$273,680	$110,871

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$46,524	$29,857
Income taxes paid	13,050	20,825
Transfers of loans to other real estate owned	393	506
Transfers of loans to held for sale	12,996	—
Non-cash transactions related to FTSB acquisition	107,347	—
Non-cash transactions related to FFKT acquisition	391,267	—

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

Recent accounting pronouncements — In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU specifically aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. WesBanco is currently assessing the impact of ASU 2018-15 on WesBanco’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU modifies ASC 715-20 to improve disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. WesBanco is currently assessing the impact of ASU 2018-14 on WesBanco’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion of entities. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. WesBanco is currently assessing the impact of ASU 2018-13 on WesBanco’s Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-07 that changes how an employer presents the net periodic benefit cost in the income statement for an employer-sponsored defined benefit pension and/or other postretirement benefit plans. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual period (i.e., only in the first interim period). For WesBanco, this update was effective for the fiscal year beginning January 1, 2018. Upon adoption, WesBanco reclassified the service cost component from employee benefits to salaries and wages, which are both components of non-interest expense. The service cost component for the three and nine months ended September 30, 2018 was $0.7 and $2.1 million, respectively.

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

In September 2016, the FASB issued ASU 2016-13 that will require entities to use a new forward-looking “expected loss” model on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for WesBanco will be effective for the fiscal year beginning January 1, 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. WesBanco has completed an initial data gap assessment, is currently finalizing the loan segmentation procedures and evaluating the various forecasting and modeling assumptions that will be used to estimate the initial current expected credit loss allowance.

In February 2016, the FASB issued ASU 2016-02 that will require entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented. In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard. While we are currently assessing the impact of the adoption of this pronouncement, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancellable operating leases on our Consolidated Balance Sheets resulting in the recording of right of use assets and lease obligations, which are expected to total approximately $15 million to $20 million. The estimate could change based on new leases entered into or amended before January 1, 2019.

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

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, which amends the principle versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. WesBanco adopted these pronouncements as of January 1, 2018 using the modified retrospective approach. WesBanco noted no material change to the timing of revenue recognition and there was no material impact on WesBanco’s Consolidated Financial Statements. See Note 9, “Revenue Recognition” for further discussion on revenue within the scope of ASC 606.

NOTE 2. MERGERS AND ACQUISITIONS

First Sentry Bancshares, Inc. (“FTSB”)

On April 5, 2018, WesBanco completed its acquisition of FTSB, a bank holding company headquartered in Huntington, WV. On the acquisition date, FTSB had approximately $705.6 million in assets, excluding goodwill, which included approximately $448.1 million in loans and $142.9 million in securities. The FTSB acquisition was valued at $108.3 million, based on WesBanco’s closing stock price on April 5, 2018, of $42.96, and resulted in WesBanco issuing 2,498,761 shares of its common stock and $1.0 million in cash in exchange for all of the outstanding shares of FTSB common stock including stock options. The assets and liabilities of FTSB were recorded on WesBanco’s Balance Sheet at their preliminary estimated fair values as of April 5, 2018, the acquisition date, and FTSB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. The fair values for certain assets and liabilities acquired from FTSB on April 5, 2018 represent preliminary estimates. Based on a preliminary purchase price allocation, WesBanco recorded $66.8 million in goodwill and $8.1 million in core deposit intangibles in its Community Banking segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of FTSB, it is not practicable to determine revenue or net income included in WesBanco’s operating results relating to FTSB since the date of acquisition, as FTSB’s results cannot be separately identified.

For the nine months ended September 30, 2018, WesBanco recorded merger-related expenses of $5.5 million associated with the FTSB acquisition.

The preliminary purchase price of the FTSB acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	April 5, 2018
Purchase Price:
Fair value of WesBanco shares issued	$107,347
Cash consideration for outstanding FTSB shares	975

Total purchase price	$108,322
Fair value of:
Tangible assets acquired	$610,443
Core deposit and other intangible assets acquired	8,078
Liabilities assumed	(664,172)
Net cash received in the acquisition	87,124

Fair value of net assets acquired	41,473

Goodwill recognized	$66,849

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as WesBanco intends to finalize its accounting for the acquisition of FTSB within one year from the date of acquisition:

(unaudited, in thousands)	April 5, 2018
Assets acquired
Cash and due from banks	$87,124
Securities	142,903
Loans	448,075
Goodwill and other intangible assets	74,927
Accrued income and other assets	19,465

Total assets acquired	$772,494

Liabilities assumed
Deposits	$590,065
Borrowings	70,710
Accrued expenses and other liabilities	3,397

Total liabilities assumed	$664,172

Net assets acquired	$108,322

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of June 30, 2018:

(unaudited, in thousands)	April 5, 2018
Goodwill recognized as of June 30, 2018	$66,219
Change in fair value of net assets acquired:
Assets
Loans	(264)
Other intangible assets	(159)
Accrued income and other assets	(6)
Liabilities
Deposits	(47)
Accrued expenses and other liabilities	(154)

Fair value of net assets acquired	$(630)

Increase in goodwill recognized	630

Goodwill recognized as of September 30, 2018	$66,849

The fair value estimates for loans, deferred taxes and other liabilities have continued to fluctuate as the final valuations and/or appraisals are completed. The Company expects to finalize the purchase price accounts of FTSB within one year of the date of acquisition.

Farmers Capital Bank Corporation (“FFKT”)

On August 20, 2018, WesBanco completed its acquisition of FFKT, a bank holding company headquartered in Frankfort, KY. On the acquisition date, FFKT had approximately $1.6 billion in assets, excluding goodwill, which included approximately $1.0 billion in loans and $239.3 million in securities. The FFKT acquisition was valued at $428.9 million, based on WesBanco’s closing stock price on August 20, 2018, of $49.40, and resulted in WesBanco issuing 7,920,387 shares of its common stock and $37.6 million in cash in exchange for all of the outstanding shares of FFKT common stock. The assets and liabilities of FFKT were recorded on WesBanco’s Balance Sheet at their preliminary estimated fair values as of August 20, 2018, the acquisition date, and FFKT’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. Due to the timing of the acquisition relative to the end of the reporting period, the fair values for certain assets and liabilities acquired from FFKT on August 20, 2018 represent preliminary estimates. Based on a preliminary purchase price allocation, WesBanco recorded $225.1 million in goodwill and $39.7 million in core deposit intangibles in its community banking segment and $2.9 million in trust customer relationship intangibles in its trust and investment services segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of FFKT, it is not practicable to determine revenue or net income included in WesBanco’s operating results relating to FFKT since the date of acquisition, as FFKT’s results cannot be separately identified.

For the nine months ended September 30, 2018, WesBanco recorded merger-related expenses of $11.0 million associated with the FFKT acquisition.

The preliminary purchase price of the FFKT acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	August 20, 2018
Purchase Price:
Fair value of WesBanco shares issued	$391,267
Cash consideration for outstanding FFKT shares	37,634

Total purchase price	$428,901
Fair value of:
Tangible assets acquired	$1,360,951
Core deposit and other intangible assets acquired	42,593
Liabilities assumed	(1,429,874)
Net cash received in the acquisition	230,139

Fair value of net assets acquired	203,809

Goodwill recognized	$225,092

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as WesBanco intends to finalize its accounting for the acquisition of FFKT within one year from the date of acquisition:

(unaudited, in thousands)	August 20, 2018
Assets acquired
Cash and due from banks	$230,139
Securities	239,321
Loans	1,028,120
Goodwill and other intangible assets	267,685
Accrued income and other assets	93,510

Total assets acquired	$1,858,775

Liabilities assumed
Deposits	$1,330,328
Borrowings	71,780
Accrued expenses and other liabilities	27,766

Total liabilities assumed	$1,429,874

Net assets acquired	$428,901

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2018	2017	2018	2017
Numerator for both basic and diluted earnings per common share:
Net income	$32,486	$26,356	$99,184	$78,584

Denominator:
Total average basic common shares outstanding	50,277,847	44,031,813	46,965,095	43,992,017
Effect of dilutive stock options and other stock compensation	154,265	55,068	142,734	67,452

Total diluted average common shares outstanding	50,432,112	44,086,881	47,107,829	44,059,469

Earnings per common share—basic	$0.65	$0.60	$2.11	$1.79
Earnings per common share—diluted	$0.64	$0.60	$2.11	$1.78

All options to purchase shares were included in the computation of net income per diluted share for the three months ended September 30, 2018 while 117,550 shares were not included in the computation of net income per diluted share for the three months ended September 30, 2017 because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 117,600 shares at September 30, 2018 were not included in the computation of net income per diluted share for the nine months ended September 30, 2018 because the exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. All stock options were included in the computation of net income per diluted share for the nine months ended September 30, 2017.

As of September 30, 2018, contingently issuable shares totaling 45,840, were estimated to be awarded under the 2018 and 2017 total shareholder return plans as stock performance targets have been met to date and are included in the diluted calculation. As of September 30, 2018, the shares related to the 2016 total shareholder return plan were not included in the calculation because the effect would be antidilutive. Performance-based restricted stock compensation totaling 17,081 shares were estimated to be awarded as of September 30, 2018 and are included in the diluted calculation for both the three months and nine months ended September 30, 2018. As of September 30, 2017, the shares related to the 2017 and 2016 total shareholder return plan were not included in the calculation because the effect would be antidilutive. Performance-based restricted stock compensation totaling 4,502 shares were estimated to be awarded as of September 30, 2017, and are included in the diluted calculation for both the three months and nine months ended September 30, 2017.

On April 5, 2018, WesBanco issued 2,498,761 shares of common stock to complete its acquisition of FTSB and granted 9,465 shares of restricted stock to certain FTSB employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the FTSB acquisition, refer to Note 2, “Mergers and Acquisitions.”

On August 20, 2018, WesBanco issued 7,920,387 shares of common stock, 6,690 of which were treasury stock, to complete its acquisition of FFKT and granted 18,685 shares of restricted stock to certain FFKT employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the FFKT acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	September 30, 2018				December 31, 2017
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$9,952	$—	$(15)	$9,937	$—	$—	$—	$—
U.S. Government sponsored entities and agencies	154,054	17	(4,122)	149,949	72,425	24	(606)	71,843
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,500,563	44	(50,853)	1,449,754	954,115	214	(19,407)	934,922
Commerical mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	174,331	15	(5,585)	168,761	116,448	4	(1,585)	114,867
Obligations of states and political subdivisions	187,501	1,445	(2,295)	186,651	102,363	2,927	(460)	104,830
Corporate debt securities	43,259	160	(239)	43,180	35,234	228	(59)	35,403

Total available-for-sale debt securities	$2,069,660	$1,681	$(63,109)	$2,008,232	$1,280,585	$3,397	$(22,117)	$1,261,865

Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$11,699	$—	$(615)	$11,084	$11,465	$—	$(325)	$11,140
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	154,018	103	(6,788)	147,333	170,025	544	(2,609)	167,960
Obligations of states and political subdivisions	826,514	6,434	(9,743)	823,205	794,655	17,364	(1,609)	810,410
Corporate debt securities	33,307	5	(573)	32,739	33,355	919	—	34,274

Total held-to-maturity debt securities	$1,025,538	$6,542	$(17,719)	$1,014,361	$1,009,500	$18,827	$(4,543)	$1,023,784

Total debt securities	$3,095,198	$8,223	$(80,828)	$3,022,593	$2,290,085	$22,224	$(26,660)	$2,285,649

At September 30, 2018, and December 31, 2017, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Equity securities, of which $8.5 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $12.8 million and $13.5 million at September 30, 2018 and December 31, 2017, respectively.

The following table presents the fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at September 30, 2018. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	September 30, 2018
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed securities	Total
Available-for-sale debt securities
U.S. Treasury	$9,937	$—	$—	$—	$—	$9,937
U.S. Government sponsored entities and agencies	10,479	6,260	17,881	15,298	100,031	149,949
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	1,449,754	1,449,754
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	168,761	168,761
Obligations of states and political subdivisions	9,288	48,959	76,972	51,432	—	186,651
Corporate debt securities	8,014	33,251	1,915	—	—	43,180

Total available-for-sale debt securities	$37,718	$88,470	$96,768	$66,730	$1,718,546	$2,008,232

Held-to-maturity debt securities (2)
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$11,084	$11,084
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	147,333	147,333
Obligations of states and political subdivisions	6,149	138,709	387,775	290,572	—	823,205
Corporate debt securities	—	7,449	25,290	—	—	32,739

Total held-to-maturity debt securities	$6,149	$146,158	$413,065	$290,572	$158,417	$1,014,361

Total debt securities	$43,867	$234,628	$509,833	$357,302	$1,876,963	$3,022,593

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	The held-to-maturity debt securities portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $1.9 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $82.1 million and $7.8 million for the nine months ended September 30, 2018 and 2017, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income net of tax, as of September 30, 2018 and December 31, 2017 were $47.3 million and $13.3 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities for the three and nine months ended September 30, 2018 and 2017, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2018	2017	2018	2017
Debt securities:
Gross realized gains	$88	$29	$100	$603
Gross realized losses	(13)	(23)	(31)	(92)

Net gains on debt securities	$75	$6	$69	$511

Equity securities:
Unrealized gains recognized on securities still held	$11	$—	$330	$—
Net realized (losses) gains recognized on securities sold	(2)	—	4	—

Net gains on equity securities	$9	$—	$334	$—

Net securities gains	$84	$6	$403	$511

The following tables provide information on unrealized losses on debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$9,937	$(15)	1	$—	$—	—	$9,937	$(15)	1
U.S. Government sponsored entities and agencies	93,881	(2,264)	38	60,410	(2,473)	11	154,291	(4,737)	49
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	759,415	(13,670)	188	822,774	(43,971)	260	1,582,189	(57,641)	448
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	79,056	(1,239)	15	86,703	(4,346)	11	165,759	(5,585)	26
Obligations of states and political subdivisions	493,252	(7,866)	855	120,843	(4,172)	236	614,095	(12,038)	1091
Corporate debt securities	42,816	(738)	17	1,915	(74)	1	44,731	(812)	18

Total temporarily impaired securities	$1,478,357	$(25,792)	1,114	$1,092,645	$(55,036)	519	$2,571,002	$(80,828)	1,633

	December 31, 2017
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$24,776	$(160)	4	$42,248	$(771)	8	$67,024	$(931)	12
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	423,794	(5,039)	87	637,461	(16,977)	193	1,061,255	(22,016)	280
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	79,061	(1,089)	10	27,852	(496)	6	106,913	(1,585)	16
Obligations of states and political subdivisions	132,831	(852)	210	77,554	(1,217)	160	210,385	(2,069)	370
Corporate debt securities	4,015	(19)	1	1,948	(40)	1	5,963	(59)	2

Total temporarily impaired securities	$664,477	$(7,159)	312	$787,063	$(19,501)	368	$1,451,540	$(26,660)	680

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $53.8 million and $45.9 million at September 30, 2018 and December 31, 2017, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. The net deferred loan costs were $2.8 million and $1.6 million at September 30, 2018 and December 31, 2017, respectively. The unamortized discount on purchased portfolio loans from acquisitions was $54.3 million, including $6.7 million related to FTSB and $25.9 million related to FFKT, and $21.9 million at September 30, 2018 and December 31, 2017, respectively.

(unaudited, in thousands)	September 30, 2018	December 31, 2017
Commercial real estate:
Land and construction	$538,922	$392,597
Improved property	3,367,299	2,601,851

Total commercial real estate	3,906,221	2,994,448

Commercial and industrial	1,292,073	1,125,327
Residential real estate	1,598,477	1,353,301
Home equity	604,106	529,196
Consumer	325,546	339,169

Total portfolio loans	7,726,423	6,341,441

Loans held for sale	55,913	20,320

Total loans	$7,782,336	$6,361,761

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2018 and 2017
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2017:
Allowance for loan losses	$3,117	$21,166	$9,414	$3,206	$4,497	$3,063	$821	$45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total beginning allowance for credit losses	3,236	21,192	9,587	3,213	4,709	3,100	821	45,858

Provision for credit losses:
Provision for loan losses	789	(721)	2,538	1,106	(292)	541	840	4,801
Provision for loan commitments	67	(3)	32	2	9	3	—	110

Total provision for credit losses	856	(724)	2,570	1,108	(283)	544	840	4,911

Charge-offs	(137)	(719)	(871)	(873)	(745)	(2,465)	(941)	(6,751)
Recoveries	400	1,098	970	336	830	1,657	277	5,568

Net charge-offs	263	379	99	(537)	85	(808)	(664)	(1,183)

Balance at September 30, 2018:
Allowance for loan losses	4,169	20,824	12,051	3,775	4,290	2,796	997	48,902
Allowance for loan commitments	186	23	205	9	221	40	—	684

Total ending allowance for credit losses	$4,355	$20,847	$12,256	$3,784	$4,511	$2,836	$997	$49,586

Balance at December 31, 2016:
Allowance for loan losses	$4,348	$18,628	$8,412	$4,106	$3,422	$3,998	$760	$43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total beginning allowance for credit losses	4,499	18,645	8,600	4,115	3,584	4,042	760	44,245

Provision for credit losses:
Provision for loan losses	415	1,619	2,842	(203)	1,259	922	680	7,534
Provision for loan commitments	(18)	4	45	—	49	(4)	—	76

Total provision for credit losses	397	1,623	2,887	(203)	1,308	918	680	7,610

Charge-offs	—	(1,752)	(2,255)	(797)	(372)	(2,877)	(947)	(9,000)
Recoveries	89	492	649	266	180	1,336	267	3,279

Net charge-offs	89	(1,260)	(1,606)	(531)	(192)	(1,541)	(680)	(5,721)

Balance at September 30, 2017:
Allowance for loan losses	4,852	18,987	9,648	3,372	4,489	3,379	760	45,487
Allowance for loan commitments	133	21	233	9	211	40	—	647

Total ending allowance for credit losses	$4,985	$19,008	$9,881	$3,381	$4,700	$3,419	$760	$46,134

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- draft	Total
September 30, 2018
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loans collectively evaluated for impairment	4,169	20,824	12,051	3,775	4,290	2,796	997	48,902
Allowance for loan commitments	186	23	205	9	221	40	—	684

Total allowance for credit losses	$4,355	$20,847	$12,256	$3,784	$4,511	$2,836	$997	$49,586

Portfolio loans:
Individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	537,699	3,361,315	1,291,296	1,595,547	604,106	325,419	—	7,715,382
Acquired with deteriorated credit quality	1,223	5,984	777	2,930	—	127	—	11,041

Total portfolio loans	$538,922	$3,367,299	$1,292,073	$1,598,477	$604,106	$325,546	$—	$7,726,423

December 31, 2017
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$388	$—	$—	$—	$—	$—	$388
Allowance for loans collectively evaluated for impairment	3,117	20,778	9,414	3,206	4,497	3,063	821	44,896
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total allowance for credit losses	$3,236	$21,192	$9,587	$3,213	$4,709	$3,100	$821	$45,858

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,344	$—	$—	$—	$—	$—	$3,344
Collectively evaluated for impairment	391,140	2,593,393	1,124,544	1,352,587	529,196	339,163	—	6,330,023
Acquired with deteriorated credit quality	1,457	5,114	783	714	—	6	—	8,074

Total portfolio loans	$392,597	$2,601,851	$1,125,327	$1,353,301	$529,196	$339,169	$—	$6,341,441

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2018
Pass	$533,982	$3,314,324	$1,272,181	$5,120,487
Criticized—compromised	2,909	31,399	12,062	46,370
Classified—substandard	2,031	21,576	7,830	31,437
Classified—doubtful	—	—	—	—

Total	$538,922	$3,367,299	$1,292,073	$5,198,294

As of December 31, 2017
Pass	$386,753	$2,548,805	$1,110,267	$4,045,825
Criticized—compromised	2,984	25,673	7,435	36,092
Classified—substandard	2,860	27,373	7,625	37,858
Classified—doubtful	—	—	—	—

Total	$392,597	$2,601,851	$1,125,327	$4,119,775

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $20.6 million at September 30, 2018 and $22.8 million at December 31, 2017, of which $2.2 million and $2.5 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired FFKT Loans – In conjunction with the FFKT acquisition, WesBanco acquired loans with a book value of $1,064.8 million as of August 20, 2018. These loans were recorded at the preliminary fair value of $1,028.1 million, with $1,016.9 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $26.4 million at the acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Loans acquired with deteriorated credit quality with a book value of $2.7 million were recorded at the preliminary fair value of $2.4 million, of which all were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual.

The carrying amount of loans acquired with deteriorated credit quality at September 30, 2018 was $2.1 million, while the outstanding customer balance was $2.4 million. At September 30, 2018 no allowance for loan losses has been recognized related to the acquired impaired loans.

Certain acquired underperforming loans with a book value of $45.2 million were transferred to loans held for sale prior to September 30, 2018 at the preliminary fair value of $35.2 million.

Acquired FTSB Loans – In conjunction with the FTSB acquisition, WesBanco acquired loans with a book value of $465.9 million as of April 5, 2018. These loans were recorded at the preliminary fair value of $448.1 million, with $440.1 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $9.7 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Loans acquired with deteriorated credit quality with a book value of $4.1 million were recorded at the preliminary fair value of $2.0 million, of which $0.7 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual.

The carrying amount of loans acquired with deteriorated credit quality at September 30, 2018 was $1.7 million, while the outstanding customer balance was $3.8 million. At September 30, 2018, no allowance for loan losses has been recognized related to the acquired impaired loans.

Certain acquired underperforming loans with a book value of $4.0 million were transferred to loans held for sale prior to September 30, 2018 at the preliminary fair value of $2.8 million.

Certain acquired underperforming loans with a book value of $17.7 million were sold in the second quarter of 2018 for $12.9 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no gain or loss.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Nine Months Ended
(unaudited, in thousands)	September 30, 2018	September 30, 2017
Balance at beginning of period	$1,724	$1,717
Acquisitions	695	—
Reduction due to change in projected cash flows	(86)	—
Reclass from non-accretable difference	6,287	1,490
Transfers out	—	(216)
Accretion	(902)	(1,384)

Balance at end of period	$7,718	$1,607

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of September 30, 2018
Commercial real estate:
Land and construction	$538,181	$643	$98	$—	$741	$538,922	$—
Improved property	3,357,883	1,657	352	7,407	9,416	3,367,299	88

Total commercial real estate	3,896,064	2,300	450	7,407	10,157	3,906,221	88
Commercial and industrial	1,287,693	776	462	3,142	4,380	1,292,073	114
Residential real estate	1,579,164	8,100	2,708	8,505	19,313	1,598,477	1,225
Home equity	596,477	2,871	1,002	3,756	7,629	604,106	646
Consumer	322,093	2,291	605	557	3,453	325,546	378

Total portfolio loans	7,681,491	16,338	5,227	23,367	44,932	7,726,423	2,451
Loans held for sale	55,913	—	—	—	—	55,913	—

Total loans	$7,737,404	$16,338	$5,227	$23,367	$44,932	$7,782,336	$2,451

Impaired loans included above are as follows:
Non-accrual loans	$7,480	$1,653	$1,225	$20,916	$23,794	$31,274
TDRs accruing interest (1)	5,667	314	357	—	671	6,338

Total impaired	$13,147	$1,967	$1,582	$20,916	$24,465	$37,612

As of December 31, 2017
Commercial real estate:
Land and construction	$392,189	$—	$172	$236	$408	$392,597	$—
Improved property	2,589,704	374	1,200	10,573	12,147	2,601,851	243

Total commercial real estate	2,981,893	374	1,372	10,809	12,555	2,994,448	243
Commercial and industrial	1,121,957	572	196	2,602	3,370	1,125,327	20
Residential real estate	1,338,240	4,487	2,376	8,198	15,061	1,353,301	1,113
Home equity	522,584	2,135	683	3,794	6,612	529,196	742
Consumer	334,723	2,466	842	1,138	4,446	339,169	608

Total portfolio loans	6,299,397	10,034	5,469	26,541	42,044	6,341,441	2,726
Loans held for sale	20,320	—	—	—	—	20,320	—

Total loans	$6,319,717	$10,034	$5,469	$26,541	$42,044	$6,361,761	$2,726

Impaired loans included above are as follows:
Non-accrual loans	$9,195	$1,782	$2,033	$23,815	$27,630	$36,825
TDRs accruing interest (1)	6,055	348	168	—	516	6,571

Total impaired	$15,250	$2,130	$2,201	$23,815	$28,146	$43,396

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2018			December 31, 2017
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$—	$412	$239	$—
Improved property	14,639	9,928	—	18,229	12,863	—
Commercial and industrial	3,886	3,327	—	3,745	3,086	—
Residential real estate	21,226	18,944	—	20,821	18,982	—
Home equity	5,550	4,728	—	5,833	5,169	—
Consumer	857	685	—	1,084	952	—

Total impaired loans without a specific allowance	46,158	37,612	—	50,124	41,291	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	—	—	—	2,105	2,105	388
Commercial and industrial	—	—	—	—	—	—

Total impaired loans with a specific allowance	—	—	—	2,105	2,105	388

Total impaired loans	$46,158	$37,612	$—	$52,229	$43,396	$388

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$444	$—	$260	$—	$516	$—
Improved Property	10,409	15	10,923	31	11,000	383	10,271	400
Commercial and industrial	3,181	5	3,588	2	2,985	9	3,700	6
Residential real estate	18,336	68	17,039	57	18,207	195	17,743	192
Home equity	4,924	8	4,727	4	4,997	19	4,456	14
Consumer	692	3	731	2	776	8	746	5

Total impaired loans without a specific allowance	37,542	99	37,452	96	38,225	614	37,432	617

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved Property	—	—	5,137	—	1,052	—	5,032	—
Commercial and industrial	—	—	—	—	—	—	318	—

Total impaired loans with a specific allowance	—	—	5,137	—	1,052	—	5,350	—

Total impaired loans	$37,542	$99	$42,589	$96	$39,277	$614	$42,782	$617

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	September 30, 2018	December 31, 2017
Commercial real estate:
Land and construction	$—	$239
Improved property	8,757	13,318

Total commercial real estate	8,757	13,557

Commercial and industrial	3,165	2,958
Residential real estate	14,475	14,661
Home equity	4,283	4,762
Consumer	594	887

Total	$31,274	$36,825

(1)

At September 30, 2018, there was one borrower with a loan greater than $1.0 million totaling $3.4 million, as compared to three borrowers with loans greater than $1.0 million totaling $6.8 million at December 31, 2017. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	September 30, 2018			December 31, 2017
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$3	$3
Improved property	1,171	640	1,811	1,650	428	2,078

Total commercial real estate	1,171	640	1,811	1,650	431	2,081

Commercial and industrial	162	—	162	128	97	225
Residential real estate	4,469	1,182	5,651	4,321	1,880	6,201
Home equity	445	167	612	407	337	744
Consumer	91	47	138	65	120	185

Total	$6,338	$2,036	$8,374	$6,571	$2,865	$9,436

As of September 30, 2018 and December 31, 2017, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.2 million and $0.1 million as of September 30, 2018 and December 31, 2017, respectively.

The following tables present details related to loans identified as TDRs during the three and nine months ended September 30, 2018 and 2017, respectively:

	New TDRs (1)
	For the Three Months Ended
	September 30, 2018			September 30, 2017
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	1	190	185

Total commercial real estate	—	—	—	1	190	185

Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	2	94	88
Consumer	1	19	18	1	7	6

Total	1	$19	$18	4	$291	$279

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Nine Months Ended
	September 30, 2018			September 30, 2017
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	1	190	185

Total commercial real estate	—	—	—	1	190	185

Commercial and industrial	1	10	8	1	64	59
Residential real estate	5	203	176	2	22	17
Home equity	1	20	19	3	141	132
Consumer	4	65	52	4	42	33

Total	11	$298	$255	11	$459	$426

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the nine months ended September 30, 2018 and 2017, respectively, that were restructured within the last twelve months prior to September, 2018 and 2017, respectively:

	Defaulted TDRs (1)
	For the Nine Months Ended
	September 30, 2018		September 30, 2017
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	2	172	1	7
Home equity	1	6	—	—
Consumer	—	—	1	7

Total	3	$178	2	$14

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2018 and 2017, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	September 30, 2018	December 31, 2017
(unaudited, in thousands)
Other real estate owned	$6,836	$5,195
Repossessed assets	41	102

Total other real estate owned and repossessed assets	$6,877	$5,297

Residential real estate included in other real estate owned at September 30, 2018 and December 31, 2017 was $0.7 million and $1.5 million, respectively. At September 30, 2018 and December 31, 2017, formal foreclosure proceedings were in process on residential real estate loans totaling $6.0 million and $3.5 million, respectively.

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

Loan Swaps

WesBanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting interest rate swaps that WesBanco executes with a third party, such that WesBanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of September 30, 2018 and December 31, 2017, WesBanco had 42 and 39, respectively, interest rate swaps with an aggregate notional amount of $234.4 million and $298.2 million, respectively, related to this program. During the nine months ended September 30, 2018 and 2017, WesBanco recognized net losses of $0.1 million and $0.3 million, respectively, related to the changes in fair value of these swaps. Additionally, WesBanco recognized $1.4 million and $1.2 million of income for the related swap fees for the nine months ended September 30, 2018 and 2017, respectively.

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

The table below presents the fair value of WesBanco’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$234,363	$6,451	$6,527	$298,223	$7,351	$7,345
Other contracts:
Interest rate loan commitments	27,795	32	—	20,319	49	—
Forward TBA contracts	32,000	148	—	31,750	—	23

Total derivatives		$6,631	$6,527		$7,400	$7,368

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the three and nine months ended September 30, 2018 and 2017, respectively.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2018	2017	2018	2017
Interest rate swaps	Other income	$(293)	$(32)	$(82)	$(335)
Interest rate loan commitments	Mortgage banking income	(111)	—	32	123
Forward TBA contracts	Mortgage banking income	131	—	530	—

Total		$(273)	$(32)	$480	$(212)

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

WesBanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $3.7 million as of September 30, 2018. If WesBanco had breached any of these provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 7. PENSION PLAN

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2018	2017	2018	2017
Service cost – benefits earned during year	$715	$650	$2,121	$1,929
Interest cost on projected benefit obligation	1,242	1,107	3,684	3,287
Expected return on plan assets	(2,416)	(1,928)	(7,169)	(5,721)
Amortization of prior service cost	6	7	19	19
Amortization of net loss	766	812	2,274	2,409

Net periodic pension cost	$313	$648	$929	$1,923

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

WesBanco assumed YCB’s obligation for a predecessor bank’s participation in a defined benefit plan. The net periodic pension income for this plan for the three and nine months ended September 30, 2018 was $0.1 million and $0.2 million, respectively, which was comprised of a $0.2 million and a $0.5 million expected return on plan assets and net actuarial gain, partially offset by a $0.1 million and a $0.3 million interest cost on projected benefit obligation for the three and nine months ended September 30, 2018, respectively.

No minimum contribution is due for this plan for fiscal year 2018; however, WesBanco made a voluntary contribution of $0.2 million to this plan in June 2018.

WesBanco assumed FFKT’s postretirement medical benefit plan, which had a liability totaling $15.0 million at the acquisition date. The plan covers FFKT employees who were hired before January 1, 2016 and meet certain age and length of full-time service requirements. The plan was modified in August 2018, which reduced the number of eligible employees. The modification resulted in a $5.5 million unrealized gain, which was recorded in Accumulated Other Comprehensive Income net of tax and will be recognized over the life of the plan participants estimated to be approximately 17 years. The modification reduced the plan liability to $9.5 million as of September 30, 2018.

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

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

		September 30, 2018
		Fair Value Measurements Using:
(unaudited, in thousands)	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Recurring fair value measurements
Equity securities	$12,784	$12,784	$—	$—	$—
Debt securities—available-for-sale
U.S. Treasury	9,937	—	9,937	—	—
U.S. Government sponsored entities and agencies	149,949	—	149,949	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,449,754	—	1,449,754	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	168,761	—	168,761	—	—
Obligations of state and political subdivisions	186,651	—	185,125	1,526	—
Corporate debt securities	43,180	—	43,180	—	—

Total debt securities—available-for-sale	$2,008,232	$—	$2,006,706	$1,526	$—
Loans held for sale	55,913	—	55,913	—	—
Other assets—interest rate derivatives agreements	6,451	—	6,451	—	—

Total assets recurring fair value measurements	$2,083,380	$12,784	$2,069,070	$1,526	$—

Other liabilities—interest rate derivatives agreements	$6,527	$—	$6,527	$—	$—

Total liabilities recurring fair value measurements	$6,527	$—	$6,527	$—	$—

Nonrecurring fair value measurements
Impaired loans	$—	$—	$—	$—	$—
Other real estate owned and repossessed assets	6,877	—	—	6,877	—

Total nonrecurring fair value measurements	$6,877	$—	$—	$6,877	$—

		December 31, 2017
		Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Recurring fair value measurements
Equity securities	$13,457	$11,391	$—	$—	$2,066
Debt securities—available-for-sale
U.S. Government sponsored entities and agencies	71,843	—	71,843	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	934,922	—	934,922	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	114,867	—	114,867	—	—
Obligations of state and political subdivisions	104,830	—	104,830	—	—
Corporate debt securities	35,403	—	35,403	—	—

Total debt securities—available-for-sale	$1,261,865	$—	$1,261,865	$—	$—
Loans held for sale	20,320	—	20,320	—	—
Other assets—interest rate derivatives agreements	7,351	—	7,351	—	—

Total assets recurring fair value measurements	$1,302,993	$11,391	$1,289,536	$—	$2,066

Other liabilities—interest rate derivatives agreements	$7,345	$—	$7,345	$—	$—

Total liabilities recurring fair value measurements	$7,345	$—	$7,345	$—	$—

Nonrecurring fair value measurements
Impaired loans	$1,717	$—	$—	$1,717	$—
Other real estate owned and repossessed assets	5,297	—	—	5,297	—

Total nonrecurring fair value measurements	$7,014	$—	$—	$7,014	$—

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between level 1, 2 or 3 for the three and nine months ended September 30, 2018 or for the year ended December 31, 2017.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range (Weighted Average)
September 30, 2018
Impaired loans	$—	Appraisal of collateral	(1)	Appraisal adjustments	(2)	—
				Liquidation expenses	(2)	—
Other real estate owned and repossessed assets	6,877	Appraisal of collateral	(1), (3)
December 31, 2017:
Impaired loans	$1,717	Appraisal of collateral	(1)	Appraisal adjustments	(2)	(4.8%) / (4.8%)
				Liquidation expenses	(2)	(7.6%) / (7.6%)
Other real estate owned and repossessed assets	5,297	Appraisal of collateral	(1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at
			September 30, 2018
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$273,680	$273,680	$273,680	$—	$—	$—
Equity securities	12,784	12,784	12,784	—	—	—
Debt securities available-for-sale	2,008,232	2,008,232	—	2,006,706	1,526	—
Debt securities held-to-maturity	1,025,538	1,014,361	—	1,013,788	573	—
Net loans	7,677,521	7,517,958	—	—	7,517,958	—
Loans held for sale	55,913	55,913	—	55,913	—	—
Other assets—interest rate derivatives	6,451	6,451	—	6,451	—	—
Accrued interest receivable	39,465	39,465	39,465	—	—	—
Financial Liabilities
Deposits	8,941,758	8,960,221	7,428,158	1,532,063	—	—
Federal Home Loan Bank borrowings	1,131,253	1,123,441	—	1,123,441	—	—
Other borrowings	294,281	294,285	292,290	1,995	—	—
Subordinated debt and junior subordinated debt	189,745	179,497	—	179,497	—	—
Other liabilities—interest rate derivatives	6,527	6,527	—	6,527	—	—
Accrued interest payable	6,623	6,623	6,623	—	—	—

			Fair Value Measurements at
			December 31, 2017
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$117,572	$117,572	$117,572	$—	$—	$—
Equity securities	13,457	13,457	11,391	—	—	2,066
Debt securities available-for-sale	1,261,865	1,261,865	—	1,261,865	—	—
Debt securities held-to-maturity	1,009,500	1,023,784	—	1,023,191	593	—
Net loans	6,296,157	6,212,823	—	—	6,212,823	—
Loans held for sale	20,320	20,320	—	20,320	—	—
Other assets—interest rate derivatives	7,351	7,351	—	7,351	—	—
Accrued interest receivable	29,728	29,728	29,728	—	—	—
Financial Liabilities
Deposits	7,043,588	7,053,536	5,766,531	1,287,005	—	—
Federal Home Loan Bank borrowings	948,203	944,706	—	944,706	—	—
Other borrowings	184,805	184,814	182,785	2,029	—	—
Subordinated debt and junior subordinated debt	164,327	146,484	—	146,484	—	—
Other liabilities—interest rate derivatives	7,345	7,345	—	7,345	—	—
Accrued interest payable	3,178	3,178	3,178	—	—	—

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on WesBanco’s consolidated balance sheets:

Cash and due from banks: The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Debt securities held-to-maturity: Fair values for debt securities held-to-maturity are determined in the same manner as the investment securities, which are described above.

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

NOTE 9. REVENUE RECOGNITION

WesBanco adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach and there was no material impact on WesBanco’s Consolidated Financial statements. Interest income, net securities (losses) gains and bank-owned life insurance are not in scope of ASC 606. For the revenue streams in scope of ASC 606, including trust fees, service charges on deposits, electronic banking fees, allotment fees, net securities brokerage revenue, mortgage banking income and net gain or loss on sale of other real estate owned, there are no significant judgements related to the amount and timing of revenue recognition.

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

Allotment fees: Allotment fees are processing fees earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name FirstNet. The fees are derived from both the individual consumer banking transactions and from businesses or service providers through monthly billing for total transactions occurring. These fees are earned at the time the transaction or customer activity occurs. The fees are debited from the customers’ and the business’s deposit accounts.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and nine months ended September 30, 2018:

(unaudited, in thousands)	Point of Revenue Recognition	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Revenue Streams
Trust fees
Trust account fees	Over time	$4,006	$11,856
WesMark fees	Over time	2,259	6,664

Total trust fees		6,265	18,520
Service charges on deposits
Commercial banking fees	Over time	563	1,406
Personal service charges	At a point in time & over time	5,750	14,876

Total service charges on deposits		6,313	16,282
Net securities brokerage revenue
Annuity commissions	At a point in time	1,326	3,836
Equity and debt security trades	At a point in time	116	304
Managed money	Over time	173	477
Trail commissions	Over time	221	698

Total net securities brokerage revenue		1,836	5,315
Allotment fees (1)	At a point in time & over time	311	311
Electronic banking fees	At a point in time	6,139	16,697
Mortgage banking income	At a point in time	1,521	4,297
Net gain or loss on sale of other real estate owned	At a point in time	150	641

(1)	Allotment fees are included in other non-interest income.

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)

Other comprehensive income before reclassifications	—	(33,013)	—	(33,013)
Acquired FFKT Medical benefit plan	4,235	—	—	4,235
Amounts reclassified from accumulated other comprehensive income	1,621	(9)	(149)	1,463

Period change	5,856	(33,022)	(149)	(27,315)
Adoption of Accounting Standard ASU 2016-01 (2)	—	(1,063)	—	(1,063)

Balance at September 30, 2018	$(12,770)	$(47,335)	$232	$(59,873)

Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

Other comprehensive income before reclassifications	—	4,740	—	4,740
Amounts reclassified from accumulated other comprehensive income	1,679	35	(165)	1,549

Period change	1,679	4,775	(165)	6,289

Balance at September 30, 2017	$(16,079)	$(5,115)	$357	$(20,837)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23% in 2018 and 37% in all prior periods.
(2)	See Note 1, Summary of Significant Accounting Policies for additional information about WesBanco’s adoption of ASU 2016-01.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017, respectively:

Details about Accumulated Other Comprehensive Income Components (unaudited, in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Net Income
	2018	2017	2018	2017
Securities available-for-sale (1):
Net securities gains/losses reclassified into earnings	$(11)	$—	$(11)	$55	Net securities gains (Non-interest income)
Related income tax benefit	2	—	2	(20)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(9)	—	(9)	35

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(64)	(66)	(195)	(256)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	15	24	46	91	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(49)	(42)	(149)	(165)

Defined benefit plans (2):
Amortization of net loss and prior service costs	772	816	2,293	2,429	Employee benefits (Non-interest expense)
Related income tax benefit	(177)	(303)	(672)	(750)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	595	513	1,621	1,679

Total reclassifications for the period	$537	$471	$1,463	$1,549

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 7, “Pension and Other Post Retirement Benefits” for additional detail.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.7 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both September 30, 2018 and December 31, 2017.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

(unaudited, in thousands)	September 30, 2018	December 31, 2017
Lines of credit	$1,855,388	$1,452,697
Loans approved but not closed	349,173	245,644
Overdraft limits	154,221	126,671
Letters of credit	41,515	31,951
Contingent obligations and other guarantees	5,725	6,700

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 12. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $4.7 billion and $3.9 billion at September 30, 2018 and 2017, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended September 30, 2018:
Interest income	$108,393	$—	$108,393
Interest expense	18,460	—	18,460

Net interest income	89,933	—	89,933
Provision for credit losses	1,035	—	1,035

Net interest income after provision for credit losses	88,898	—	88,898
Non-interest income	19,959	6,265	26,224
Non-interest expense	72,378	3,742	76,120

Income before provision for income taxes	36,479	2,523	39,002
Provision for income taxes	5,986	530	6,516

Net income	$30,493	$1,993	$32,486

For the Three Months ended September 30, 2017:
Interest income	$85,489	$—	$85,489
Interest expense	11,235	—	11,235

Net interest income	74,254	—	74,254
Provision for credit losses	2,516	—	2,516

Net interest income after provision for credit losses	71,738	—	71,738
Non-interest income	15,541	5,358	20,899
Non-interest expense	52,355	3,399	55,754

Income before provision for income taxes	34,924	1,959	36,883
Provision for income taxes	9,744	783	10,527

Net income	$25,180	$1,176	$26,356

For the Nine Months ended September 30, 2018:
Interest income	$293,596	$—	$293,596
Interest expense	48,127	—	48,127

Net interest income	245,469	—	245,469
Provision for credit losses	4,911	—	4,911

Net interest income after provision for credit losses	240,558	—	240,558
Non-interest income	55,195	18,520	73,715
Non-interest expense	183,298	10,936	194,234

Income before provision for income taxes	112,455	7,584	120,039
Provision for income taxes	19,262	1,593	20,855

Net income	$93,193	$5,991	$99,184

For the Nine Months ended September 30, 2017:
Interest income	$247,573	$—	$247,573
Interest expense	30,461	—	30,461

Net interest income	217,112	—	217,112
Provision for credit losses	7,610	—	7,610

Net interest income after provision for credit losses	209,502	—	209,502
Non-interest income	48,833	17,073	65,906
Non-interest expense	156,102	9,921	166,023

Income before provision for income taxes	102,233	7,152	109,385
Provision for income taxes	27,940	2,861	30,801

Net income	$74,293	$4,291	$78,584

Total non-fiduciary assets of the trust and investment services segment were $5.1 million and $1.7 million at September 30, 2018 and 2017, respectively. All other assets, including goodwill and other intangible assets, were allocated to the community banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and nine months ended September 30, 2018. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2017 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarters ended March 31 and June 30, 2018, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and FFKT may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and FFKT may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and FFKT may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; internet hacking; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 209 branches and 202 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

On April 5, 2018, WesBanco completed its acquisition of FTSB, a bank holding company headquartered in Huntington, WV with approximately $705.6 million in assets, excluding goodwill, $590.1 million in deposits and $448.1 million in loans. FTSB’s results were included in WesBanco’s results from the date of the merger consummation.

On August 20, 2018, WesBanco completed its acquisition of FFKT, a bank holding company headquartered in Frankfort, KY with approximately $1,633.7 million in assets, excluding goodwill, $1,330.3 million in deposits and $1,028.1 million in loans. FFKT’s results were included in WesBanco’s results from the date of the merger consummation.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2018 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2017 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended September 30, 2018 was $32.4 million, with diluted earnings per share of $0.64, compared to $26.4 million and $0.60 per diluted share, respectively, for the third quarter of 2017. For the nine months ended September 30, 2018, net income was $99.2 million, or $2.11 per diluted share, compared to $78.6 million, or $1.78 per diluted share, for the 2017 period. Net Income excluding after-tax merger-related expenses for the three months ended September 30, 2018, increased 55.6% to $41.0 million, or $0.81 per diluted share as compared to $0.60 per diluted share for the three months ended September 30, 2017 (non-GAAP measures). On the same basis, net income for the nine months ended September 30, 2018 increased 42.2% to $112.2 million, or $2.38 per diluted share versus $1.79 per diluted share for the nine months ended September 30, 2017 (non-GAAP measures).

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$41,027	$0.81	$26,356	$0.60	$112,194	$2.38	$78,903	$1.79
Less: After tax merger-related expenses	(8,541)	(0.17)	—	—	(13,010)	(0.27)	(319)	(0.01)

Net income (GAAP)	$32,486	$0.64	$26,356	$0.60	$99,184	$2.11	$78,584	$1.78

(1)

Non-GAAP net income excludes after-tax merger-related expenses. The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $15.7 million or 21.1% during the third quarter of 2018 as compared to the same quarter of 2017 due to an 18.1% increase in average total earning assets, primarily driven by the acquisitions of FTSB and FFKT as well as the related accretion from purchase accounting. For the nine months ended September 30, 2018, net interest income increased $28.4 million or 13.1% due to higher average total earning assets from a larger investment portfolio and the earning assets acquired from FTSB and FFKT. Accretion from acquisitions benefited the third quarter of 2018 net interest margin by approximately 11 basis points, as compared to 12 basis points for the same quarter of 2017.

The provision for credit losses decreased to $1.0 million in the third quarter of 2018, compared to $2.5 million in the third quarter of 2017, due to continued strength in the credit quality of the loan portfolio. Annualized net loan charge-offs (recoveries), as a percentage of average portfolio loans, decreased from 0.12% as of September 30, 2017 to net recoveries of (0.02)% as of September 30, 2018.

For the third quarter of 2018, non-interest income increased $5.3 million or 25.5% compared to the third quarter of 2017 due to the acquisitions of FTSB on April 5, 2018 and FFKT on August 20, 2018. The increase is driven by a $1.3 million increase in electronic banking fees, a $1.0 million increase in services charges on deposits, a $0.9 million increase in trust fees and a $1.0 million increase in other income compared to the third quarter of 2017. For the nine months ended September 30, 2018, non-interest income increased $7.8 million or 11.8% compared to the nine months ended September 30, 2017, again driven by the acquisitions of FTSB and FFKT.

Non-interest expense in the third quarter of 2018 increased by $20.4 million or 36.5% compared to the same quarter in 2017 primarily due to the FTSB and FFKT acquisitions. For the third quarter, restructuring and merger-related expenses increased $10.8 million and salaries and wages increased $5.4 million, coupled with increases in various other expense categories. For the nine months ended September 30, 2018, restructuring and merger-related expenses increased $16.0 million and salaries and wages increased $10.6 million, which were partially offset by a $0.9 million decrease in employee benefits. Excluding merger-related expenses, non-interest expense increased $9.6 million or 17.1% for the three months ended September 30, 2018 as compared to the same period in 2017 and increased $12.2 million or 7.4% for the nine months ended September 30, 2018 as compared to the same period in 2017.

The effective income tax rate and associated provision for income taxes for the third quarter of 2018 are reflective of the recently enacted “Tax Cuts and Jobs Act”, which lowered the statutory Federal income tax rate for corporations to 21%. During the third quarter, the effective tax rate was 16.71% as compared to 28.54% last year, while the provision for income taxes decreased $4.0 million to $6.5 million, despite higher year-over-year pre-tax income.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2018	2017	2018	2017
Net interest income	$89,933	$74,254	$245,469	$217,112
Taxable equivalent adjustments to net interest income	1,415	2,618	4,045	7,871

Net interest income, fully taxable equivalent	$91,348	$76,872	$249,514	$224,983

Net interest spread, non-taxable equivalent	3.21%	3.20%	3.16%	3.18%
Benefit of net non-interest bearing liabilities	0.24%	0.16%	0.22%	0.15%

Net interest margin	3.45%	3.36%	3.38%	3.33%
Taxable equivalent adjustment	0.05%	0.12%	0.06%	0.12%

Net interest margin, fully taxable equivalent	3.50%	3.48%	3.44%	3.45%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities (deposits and short and long-term borrowings). Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $15.7 million or 21.1% in the third quarter of 2018 compared to 2017, due to an 18.1% increase in average earning asset balances, primarily driven by the acquisitions of FTSB and FFKT and related accretion from purchase accounting. For the first nine months of 2018, net interest income increased $28.4 million or 13.1% over the same 2017 period for the same reasons along with higher securities balances. Average loan balances increased by 13.0% in the third quarter of 2018 from the acquisitions of FTSB and FFKT compared to the third quarter of 2017, as organic loan growth was slightly down from continued targeted reductions in the consumer portfolio to reduce its risk profile, elevated levels of commercial real estate loans moving to an aggressive secondary financing market and continued deleveraging by commercial customers reflective of the current operating environment. Total average deposits increased in the third quarter of 2018 by $1.2 billion or 16.7% compared to the third quarter of 2017, while certificates of deposit, which have the highest overall interest cost among deposits, increased by only $72.1 million or 5.3% over the same time period. The effect of multiple increases in the Federal Reserve’s target federal funds rate over the past year and higher margins on the acquired FFKT and FTSB assets on the net interest margin were mitigated by lower tax equivalent yields on tax-exempt securities resulting from the decrease in the corporate tax rate to 21% for 2018. Due to this adjustment in tax-equivalency, the net interest margin increased by only 2 basis points to 3.50% for the third quarter of 2018 compared to 3.48% in the third quarter of 2017. Yields increased for all earning asset categories in 2018 except for tax-exempt securities. The cost of interest bearing liabilities increased by 28 basis points from the third quarter of 2017 to the third quarter of 2018. The increase in the cost is primarily due to rate increases for larger balance customers in interest bearing demand deposits, which include public funds, and higher rates for certain medium-term Federal Home Loan Bank borrowings. Approximately 11 basis points of accretion from the FFKT, FTSB and other prior acquisitions was included in the 2018 third quarter net interest margin compared to 12 basis points in the 2017 third quarter net interest margin.

Interest income increased $22.9 million or 26.8% in the third quarter of 2018 and $46.0 million or 18.6% in the first nine months of 2018 compared to the same periods of 2017 due to higher overall earning assets, particularly from the FFKT and FTSB acquisitions, and higher yields in almost every earning asset category. Earning asset yields were influenced positively in the third quarter of 2018 compared to the third quarter of 2017 due to four federal funds rate increases occurring during the past twelve months. Average loan balances increased by $831.0 million or 13.0% in the third quarter of 2018 compared to the same period of 2017, due to the acquisitions of FFKT and FTSB. Loan yields increased by 39 basis points during this same period to 4.75% from the previously mentioned federal funds rate increases. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the third quarter of 2018, average loans represented 69.7% of average earning assets, a decrease from 72.9% in the third quarter of 2017, primarily due to purchases of taxable securities in 2018 exceeding average loan growth. Average taxable securities balances increased by $599.4 million or 37.6% from the third quarter of 2017, consistent with management’s strategy of growing total assets above $10 billion, which occurred during the first quarter of 2018 to improve profitability. Total securities yields decreased by 6 basis points in the third quarter of 2018 from the third quarter of 2017 due to the lower tax-equivalency benefit on tax-exempt securities, resulting from the “Tax Cuts and Jobs Act”, which decreased the corporate tax rate from 35% to 21%. This lower benefit was offset somewhat by higher market rates on all securities acquired and purchased in 2018. Tax-exempt securities yields decreased 72 basis points in the third quarter of 2018 from the third quarter of 2017 from the lower tax-equivalency benefit; however, this yield decrease only affected the net interest margin and not net interest income, as the tax effect is included in the provision for income taxes. The average balance of tax-exempt securities, which have the highest yields within securities, also decreased to 26.4% of total average securities in 2018 compared to 31.1% in the third quarter of 2017. Taxable securities yields increased by 30 basis points in the third quarter of 2018 as compared to the third quarter of 2017 due to the previously mentioned purchases at higher current rates.

Total portfolio loans increased $1.4 billion or 21.2% over the last twelve months, while total commercial loans increased $1.1 billion or 25.6%. Loan growth was achieved through $2.1 billion in total loan originations, led by $1.3 billion in business loan originations for the past twelve months. Loan growth was driven by the acquisitions of FTSB and FFKT, expanded market areas and additional commercial personnel in our core markets, partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their mortgages, and targeted reductions of the consumer portfolio to reduce the risk profile of the loan portfolio.

Interest expense increased $7.2 million or 64.3% in the third quarter of 2018 and $17.7 million or 58.0% year-to-date compared to the same periods of 2017, due primarily to increases in the balances of interest bearing liabilities from the acquisitions of FFKT and FTSB and increases in the rates paid on all interest bearing liability categories. The cost of interest bearing liabilities increased by 28 basis points from the third quarter of 2017 to 0.95% in the third quarter of 2018. Average interest bearing deposits increased by $789.3 million or 15.0% from the third quarter of 2017, due primarily to the acquisitions of FFKT and FTSB as well as organic deposit growth, which offset a $272.6 million or 19.9% decrease in certificates of deposit, excluding those acquired from FFKT and FTSB. The rate on interest bearing deposits increased by 16 basis points from the third quarter of 2017, primarily from increases in rates on interest bearing public funds. Average non-interest bearing demand deposits increased from the third quarter of 2017 to the third quarter of 2018 by $391.5 million or 21.5% and are were 26.8% of total average deposits at September 30, 2018, compared to 25.7% at September 30, 2017, reflecting the acquisitions’ non-interest bearing demand deposits and marketing strategies. Organic average non-interest bearing demand deposits increased $109.5 million or 6.0% during this same time period. The increase in non-interest bearing deposits reflect positively in the net interest margin, as the benefit of non-interest bearing liabilities increased by 8 basis points from the third quarter of 2017 to the third quarter of 2018. Average other borrowings and subordinated debt balances increased by $100.1 million or 28.7% from the third quarter of 2017, due to the acquisitions of FFKT and FTSB, and their average rates paid increased by 57 and 63 basis points, respectively, over this same time period due to increases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced. The average balance of FHLB borrowings increased by $189.8 million from the third quarter of 2017, and their average rate paid increased by 79 basis points to 2.22% over this same time period due to higher interest rates and the replacement of some maturing shorter-term borrowings with those of a medium-term length throughout 2017 and the first nine months of 2018 to improve asset sensitivity and liquidity measures.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks—interest bearing	$94,337	2.29%	$9,841	1.26%	$50,686	2.28%	$12,199	0.80%
Loans, net of unearned income (1)	7,227,835	4.75%	6,396,897	4.36%	6,787,565	4.61%	6,347,626	4.27%
Securities: (2)
Taxable	2,194,708	2.73%	1,595,263	2.43%	2,038,978	2.66%	1,582,875	2.42%
Tax-exempt (3)	785,699	3.43%	721,343	4.15%	751,403	3.42%	722,834	4.15%

Total securities	2,980,407	2.91%	2,316,606	2.97%	2,790,381	2.87%	2,305,709	2.96%
Other earning assets	60,783	6.26%	48,961	4.44%	56,182	6.02%	47,511	4.49%

Total earning assets (3)	10,363,362	4.21%	8,772,305	3.99%	9,684,814	4.11%	8,713,045	3.92%

Other assets	1,375,434		1,125,182		1,238,728		1,123,193

Total Assets	$11,738,796		$9,897,487		$10,923,542		$9,836,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,983,340	0.70%	$1,635,956	0.44%	$1,844,423	0.67%	$1,602,546	0.37%
Money market accounts	1,111,341	0.49%	994,772	0.30%	1,051,104	0.42%	1,015,852	0.26%
Savings deposits	1,511,075	0.09%	1,257,785	0.06%	1,389,613	0.07%	1,246,252	0.06%
Certificates of deposit	1,439,658	0.90%	1,367,581	0.76%	1,366,109	0.86%	1,408,231	0.71%

Total interest bearing deposits	6,045,414	0.56%	5,256,094	0.40%	5,651,249	0.52%	5,272,881	0.37%
Federal Home Loan Bank borrowings	1,194,940	2.22%	1,005,106	1.43%	1,138,350	2.01%	967,356	1.33%
Other borrowings	269,342	1.42%	185,051	0.85%	249,030	1.34%	178,613	0.71%
Subordinated debt and junior subordinated debt	180,074	5.10%	164,236	4.47%	172,518	4.98%	164,112	4.44%

Total interest bearing liabilities (1)	7,689,770	0.95%	6,610,487	0.67%	7,211,147	0.89%	6,582,962	0.62%
Non-interest bearing demand deposits	2,209,235		1,817,781		2,040,292		1,801,945
Other liabilities	120,302		75,254		127,699		74,920
Shareholders’ equity	1,719,489		1,393,965		1,544,404		1,376,411

Total Liabilities and
Shareholders’ Equity	$11,738,796		$9,897,487		$10,923,542		$9,836,238

Taxable equivalent net interest spread		3.26%		3.32%		3.22%		3.30%
Taxable equivalent net interest margin		3.50%		3.48%		3.44%		3.45%

(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.9 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively, and $2.3 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively. Additionally, loan accretion included in net interest income on loans acquired from prior acquisitions was $2.4 million for both the three months ended September 30, 2018 and 2017, and $5.9 million and $4.9 million for the nine months ended September 30, 2018 and 2017, respectively. Accretion on interest bearing liabilities from prior acquisitions was $0.6 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $1.5 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for 2018 and 35% for 2017.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended September 30, 2018 Compared to September 30, 2017			Nine Months Ended September 30, 2018 Compared to September 30, 2017
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$449	$42	$491	$489	$286	$775
Loans, net of unearned income	9,622	6,641	16,263	14,567	17,109	31,676
Taxable securities	3,981	1,272	5,253	8,886	3,134	12,020
Tax-exempt securities (1)	628	(1,367)	(739)	860	(4,087)	(3,227)
Other earning assets	161	272	433	333	620	953

Total interest income change (1)	14,841	6,860	21,701	25,135	17,062	42,197

Increase (decrease) in interest expense:
Interest bearing demand deposits	447	1,240	1,687	751	4,010	4,761
Money market accounts	97	512	609	71	1,291	1,362
Savings deposits	43	120	163	69	144	213
Certificates of deposit	144	522	666	(230)	1,507	1,277
Federal Home Loan Bank borrowings	781	2,282	3,063	1,922	5,612	7,534
Other borrowings	229	342	571	478	1,065	1,543
Subordinated debt and junior
subordinated debt	189	277	466	289	687	976

Total interest expense change	1,930	5,295	7,225	3,350	14,316	17,666

Net interest income increase (decrease) (1)	$12,911	$1,565	$14,476	$21,785	$2,746	$24,531

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 21% for 2018 and 35% for 2017.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses decreased to $1.0 million in the third quarter of 2018 compared to $2.5 million in the third quarter of 2017 due primarily to the current high quality of the loan portfolio and lower net charge-offs. Overall, most credit ratios continued to improve on a percentage basis, year-over-year. Non-performing loans (including TDRs), and criticized and classified loans improved as a percentage of total portfolio loans from September 30, 2017. Total non-performing loans were 0.49% of total loans at September 30, 2018, decreasing from 0.66% of total loans at the end of the third quarter of 2017. Criticized and classified loans were 1.01% of total loans, improving from 1.24% at September 30, 2017. Past due loans at September 30, 2018 were 0.26% of total loans, compared to 0.35% at September 30, 2017. Annualized net loan charge-offs also decreased from 0.12% at September 30, 2017 to net recoveries of (0.02)% at September 30, 2018. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Trust fees	$6,265	$5,358	$907	16.9%	$18,520	$17,073	$1,447	8.5%
Service charges on deposits	6,313	5,320	993	18.7%	16,282	15,254	1,028	6.7%
Electronic banking fees	6,139	4,883	1,256	25.7%	16,697	14,395	2,302	16.0%
Net securities brokerage revenue	1,836	1,721	115	6.7%	5,315	5,164	151	2.9%
Bank-owned life insurance	1,232	1,164	68	5.8%	5,116	3,671	1,445	39.4%
Mortgage banking income	1,521	1,103	418	37.9%	4,297	3,511	786	22.4%
Net securities gains	84	6	78	1300.0%	403	511	(108)	(21.1%)
Net gain/(loss) on other real estate owned and other assets	150	(298)	448	150.3%	641	9	632	7022.2%
Net insurance services revenue	806	661	145	21.9%	2,409	2,313	96	4.2%
Swap fee and valuation income	627	60	567	945.0%	1,322	882	440	49.9%
Allotment fees	311	—	311	100.0%	311	—	311	100.0%
Other	940	921	19	2.1%	2,402	3,123	(721)	(23.1%)

Total non-interest income	$26,224	$20,899	$5,325	25.5%	$73,715	$65,906	$7,809	11.8%

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the third quarter of 2018, non-interest income increased $5.3 million or 25.5% compared to the third quarter of 2017 due to the acquisitions of FTSB on April 5, 2018 and FFKT on August 20, 2018. The increase is driven by a $1.3 million increase in electronic banking fees, a $1.0 million increase on services charges on deposits, a $0.9 million increase in trust fees and $0.6 million in swap fee and valuation income compared to the third quarter of 2017. For the nine months ended September 30, 2018, non-interest income increased $7.8 million or 11.8% compared to the nine months ended September 30, 2017.

Trust fees increased $0.9 million or 16.9% compared to the third quarter of 2017 due to the acquisition of FFKT and organic growth of non-acquired trust assets, along with higher market valuations. Total trust assets have increased $0.8 billion to $4.7 billion as of September 30, 2018 compared to $3.9 billion as of September 30, 2017. WesBanco acquired trust assets of $0.6 billion from FFKT as of August 20, 2018. For the nine months ended September 30, 2018, trust fees increased $1.4 million or 8.5% as compared to September 30, 2017. At September 30, 2018, trust assets include managed assets of $3.7 billion and non-managed (custodial) assets of $1.0 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco Trust and Investment Services, were $963.7 million as of September 30, 2018 and $948.3 million at September 30, 2017 and are included in trust-managed assets.

Service charges on deposits increased $1.0 million or 18.7% compared to the third quarter of 2017 due primarily to the increased customer base from the FTSB and FFKT acquisition. For the nine months ended September 30, 2018, service charges on deposits increased $1.0 million or 6.7%. Deposits increased $1.8 billion to $8.9 billion as of September 30, 2018 compared to $7.1 billion as of September 30, 2017.

Electronic banking fees, which include debit card interchange fees, increased $1.3 million or 25.7% compared to the third quarter of 2017 due to an increased customer base from the FTSB and FFKT acquisitions, a higher volume of debit card transactions from WesBanco’s legacy customers and an ATM fee increase for non-WesBanco customers. The volume increase is due to a higher percentage of customers using these products as well as marketing initiatives. Beginning July 1, 2019, WesBanco will experience a reduction of approximately 50% of debit card interchange revenue due to the applicability of the Durbin Amendment of the Dodd-Frank Act. This reduction is currently estimated to be $2.5 million per quarter.

Bank-owned life insurance income increased $0.1 million or 5.8% compared to the third quarter of 2017. For the nine months ended September 30, 2018, bank-owned life insurance increased $1.4 million or 39.4% compared to the nine months ended September 30, 2017 due to death benefits received in first quarter of 2018. The total cash surrender value of bank-owned life insurance increased $32.5 million to $224.0 million as of September 30, 2018 compared to September 30, 2017 due to the acquisitions of FTSB and FFKT.

Mortgage banking income increased $0.4 million or 37.9% compared to the third quarter of 2017 partially due to increased mortgage production in Kentucky as a result of recent acquisitions, as well as higher organic production from a higher number of employed mortgage originators. Mortgage banking income has also increased due to higher gains on sales of mortgages in the secondary market, as WesBanco is selling these loans primarily on a mandatory basis as compared to previously selling these loans on a best efforts basis. For the nine months ended September 30, 2018, mortgage banking income increased $0.8 million or 22.4% compared to the nine months ended September 30, 2017. Mortgage production was $133.4 million, which increased 26.4% from the comparable 2017 quarter. Mortgages sold into the secondary market represented $56.5 million or 42.3% of overall mortgage loan production in the third quarter of 2018 compared to $60.3 million or 57.1% in the third quarter of 2017.

Swap fee and valuation income increased $0.6 million or 945.0% compared to the third quarter of 2017. For the nine months ended September 30, 2018, swap fee and valuation income increased $0.4 million or 49.9% compared to the nine months ended September 30, 2017. The increase is due to fees earned when commercial loan customers enter into swap agreements related to the commercial loans.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	Ended September 30,				Ended September 30,
(unaudited, dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and wages	$30,335	$24,957	$5,378	21.5%	$82,213	$71,575	$10,638	14.9%
Employee benefits	7,905	7,728	177	2.3%	22,782	23,670	(888)	(3.8%)
Net occupancy	4,957	4,132	825	20.0%	13,715	12,969	746	5.8%
Equipment	4,488	3,905	583	14.9%	12,532	12,043	489	4.1%
Marketing	1,446	1,599	(153)	(9.6%)	3,967	4,482	(515)	(11.5%)
FDIC insurance	789	945	(156)	(16.5%)	2,315	2,677	(362)	(13.5%)
Amortization of intangible assets	1,821	1,223	598	48.9%	4,218	3,736	482	12.9%
Restructuring and merger-related expenses	10,811	—	10,811	100.0%	16,468	491	15,977	3254.0%
Franchise and other miscellaneous taxes	2,928	2,095	833	39.8%	7,246	6,223	1,023	16.4%
Postage and courier expenses	1,138	935	203	21.7%	3,083	2,925	158	5.4%
Consulting, regulatory, accounting and advisory fees	1,664	1,755	(91)	(5.2%)	4,942	5,082	(140)	(2.8%)
Other real estate owned and foreclosure expenses	151	251	(100)	(39.8%)	600	906	(306)	(33.8%)
Legal fees	696	675	21	3.1%	2,053	2,086	(33)	(1.6%)
Communications	679	602	77	12.8%	1,733	1,982	(249)	(12.6%)
ATM and electronic banking interchange expenses	1,544	1,202	342	28.5%	4,060	3,493	567	16.2%
Supplies	828	631	197	31.2%	2,293	2,360	(67)	(2.8%)
Other	3,940	3,119	821	26.3%	10,014	9,323	691	7.4%

Total non-interest expense	$76,120	$55,754	$20,366	36.5%	$194,234	$166,023	$28,211	17.0%

Non-interest expense in the third quarter of 2018 increased by $20.4 million or 36.5% compared to the same quarter in 2017 primarily due to the FTSB and FFKT acquisition, which closed on April 5, 2018 and August 20, 2018, respectively. Excluding merger-related expenses, non-interest expense increased $9.6 million or 17.1%. For the third quarter, restructuring and merger-related expenses increased $10.8 million and salaries and wages increased $5.4 million, coupled with increases in various other expense categories. For the nine months ended September 30, 2018, salaries and wages increased $10.6 million and restructuring and merger-related expenses increased $16.0 million, which were partially offset by a $0.9 million decrease in employee benefits, due to a reduction in pension expense, as well as decreases in various other non-interest expense categories due to cost savings initiatives from the YCB and FTSB acquisitions as well as WesBanco’s initiative to control discretionary costs.

Salaries and wages increased $5.4 million or 21.5% from the third quarter of 2017 due to increased compensation related to a 23.7% increase in full-time equivalent employees primarily related to the FTSB and FFKT acquisitions. In addition, due to the adoption of a new accounting standard (ASU 2017-07), salaries and wages included $0.7 million related to pension service expense for the third quarter of 2018, which was classified within employee benefits for the third quarter of 2017. The remaining increase is due to routine annual compensation adjustments and stock-based compensation increases. Employee benefits expense increased $0.2 million or 2.3% compared to the third quarter of 2017 due to a $0.6 million increase in health care costs and a $0.3 million increase in payroll tax expense, offset by a $0.7 million reclassification of pension service cost to salaries and wages as well as $0.3 million decrease in other pension costs compared to the third quarter of 2017. For the nine months ended September 30, 2018, salaries and wages increased 14.9% due to similar reasons in the third quarter analysis, while employee benefits decreased 3.8% as the reclassification of pension service costs exceeded increased healthcare costs and employer payroll taxes.

Net occupancy costs increased $0.8 million or 20.0% compared to the third quarter of 2017, primarily due to the five acquired FTSB branches and the 34 acquired FFKT branches. For the nine months ended September 30, 2018, net occupancy costs increased $0.7 million or 5.8% compared to the nine months ended September 30, 2017.

Amortization of intangible assets increased $0.6 million or 48.9% compared to the third quarter of 2017. The FTSB acquisition added approximately $8.1 in core deposit intangibles. The FFKT acquisition added approximately $39.7 million in core deposit intangibles and $2.9 million in trust customer relationship intangibles. For the nine months ended September 30, 2018, amortization of intangible assets increased $0.5 million or 12.9% compared to the nine months ended September 30, 2017.

Restructuring and merger-related expenses in 2018 relate to the FTSB acquisition that closed on April 5, 2018 and the FFKT acquisition that closed on August 20, 2018. The restructuring and merger-related expenses in 2017 relate to the YCB acquisition that closed on September 9, 2016. Of the $16.5 million in restructuring costs for the nine months ended September 30, 2018, $5.5 million relate to FTSB and $11.0 million relate to FFKT. The FTSB costs included $2.2 million in contract termination and conversion costs, $0.8 million for investment banking services, $0.7 million for change-in-control payments and $0.5 million in employee severance costs. The FFKT costs included $7.4 million for contract termination and conversion costs, $2.3 million for investment banking services and $0.5 million in legal costs.

Franchise and real property taxes increased $0.8 million or 39.8% compared to the third quarter of 2017. The increase is primarily driven by a $0.4 million increase in Kentucky corporate franchise tax due to the FFKT acquisition, which was headquartered in Kentucky. For the nine months ended September 30, 2018, franchise and real property taxes increased $1.0 million or 16.4% compared to the nine months ended September 30, 2017.

ATM and electronic banking interchange expenses increased $0.3 million or 28.5% from the third quarter of 2017 due to the increased customer base from the FTSB and FFKT acquisitions and a higher volume of debit card transactions from WesBanco’s legacy customers. For the nine months ended September 30, 2018, ATM and electronic banking interchange expenses increased $0.6 million or 16.2% compared to the nine months ended September 30, 2017.

INCOME TAXES

The provision for income taxes decreased $4.0 million or 38.1% in the third quarter of 2018 compared to the third quarter of 2017, due to the enacted Federal tax reform legislation that reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Partially offsetting this decrease in income tax expense, third quarter 2018 pre-tax income was 5.7% higher. As a result of these changes, the effective tax rate decreased to 16.7% compared to 28.5% in the third quarter of 2017. For the nine months ended September 30, 2018, the provision for income taxes decreased $9.9 million or 32.3%, compared to the first nine months of 2017, due in part to the decrease in the federal income tax rate, partially offset by a 9.7% increase in pre-tax income. The effective tax rate was 17.4% for the nine months ended September 30, 2018. WesBanco Bank Community Development Corporation (“WesBanco CDC”) was awarded multi-state New Markets Tax Credits (“NMTC”) from the U.S. Department of the Treasury’s Community Development Financial Institutions Fund (“CDFI Fund”) totaling $40 million of investments, which would provide a federal tax credit of $15.6 million over seven years, after the Bank makes certain Qualified Equity Investments in the WesBanco CDC.

FINANCIAL CONDITION

Total assets increased 28.4%, while deposits and shareholders’ equity increased 26.9% and 38.1%, respectively, compared to December 31, 2017, primarily due to the acquisitions of FTSB and FFKT. Total securities increased by $761.7 million or 33.3% from December 31, 2017 to September 30, 2018, and was driven by management’s strategy to exceed the $10 billion threshold in total assets during the first quarter of 2018 by purchasing taxable securities in anticipation of the scheduled closing of FTSB. These purchases had an average yield of approximately 3.06%. In addition, the FTSB and FFKT acquisitions provided $142.9 million and $239.3 million of additional securities, respectively. Total portfolio loans increased $1.4 billion or 21.8% with $448.1 million and $1.0 billion from the FTSB and FFKT acquisitions, respectively. Total organic loans decreased 0.7% resulting from continued targeted reductions in the consumer loan portfolio and pay downs of commercial loans outpacing growth. Deposits increased $1.9 billion from year-end, primarily due to the acquisitions of FTSB and FFKT. Organic deposits decreased 0.3% as increases of 6.1% and 3.1% in demand deposits and savings, respectively, were more than offset by decreases of 5.3% and 16.9% in money market deposits and certificates of deposit, respectively. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit, primarily for single service customers, and customer preferences for other deposit types, coupled with a $40.4 million decrease in CDARS® balances. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 24.5% during the first nine months of 2018 as short-term borrowings increased $109.5 million, new FHLB borrowings exceeded maturities by $127.6 million, with the FTSB and FFKT acquisitions providing an additional $52.3 million and $3.0 million in FHLB borrowings, respectively, and junior subordinated debt increased $25.4 million. The FTSB and FFKT acquisitions provided $9.3 million and $33.5 million in junior subordinated debentures, respectively, which was partially offset by the redemption of $17.5 million in junior subordinated debentures during the first nine months of 2018. Proceeds from borrowings were utilized to purchase investment securities during the nine months ended September 30, 2018. Total shareholders’ equity increased by approximately $531.9 million or 38.1%, compared to December 31, 2017, primarily due to $107.3 million and $391.3 million of common stock issued in the FTSB and FFKT acquisitions, respectively, and net income exceeding dividends for the period by $57.1 million, which was partially offset by $28.4 million in additional other comprehensive loss. The other comprehensive loss resulted from a $34.2 million unrealized loss in the securities portfolio, which was partially offset by a $5.9 million unrealized gain in the defined benefit pension plan and other postretirement benefits during the period. The tangible equity to tangible assets ratio (non-GAAP measure) decreased from 8.79% at December 31, 2017 to 8.66% at September 30, 2018 as tangible assets increased at a faster pace than shareholders’ equity, primarily as a result of the FTSB and FFKT acquisitions.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Equity securities (at fair value)	$12,784	$13,457	$(673)	(5.0)
Available-for-sale debt securities (at fair value)
U.S. Treasury	9,937	—	9,937	100.0
U.S. Government sponsored entities and agencies	149,949	71,843	78,106	108.7
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,449,754	934,922	514,832	55.1
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	168,761	114,867	53,894	46.9
Obligations of states and political subdivisions	186,651	104,830	81,821	78.1
Corporate debt securities	43,180	35,403	7,777	22.0

Total available-for-sale debt securities	$2,008,232	$1,261,865	$746,367	59.1

Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$11,699	$11,465	$234	2.0
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	154,018	170,025	(16,007)	(9.4)
Obligations of states and political subdivisions	826,514	794,655	31,859	4.0
Corporate debt securities	33,307	33,355	(48)	(0.1)

Total held-to-maturity debt securities	1,025,538	1,009,500	16,038	1.6

Total securities	$3,046,554	$2,284,822	$761,732	33.3

Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.70%	2.35%
As a % of total securities	66.3%	55.8%
Weighted average life (in years)	4.8	4.2

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.46%	3.85%
As a % of total securities	33.7%	44.2%
Weighted average life (in years)	5.2	4.2

Total securities:
Weighted average yield at the respective period end (2)	2.95%	3.01%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	5.1	4.2

(1)

At September 30, 2018 and December 31, 2017, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21% in 2018 and 35% in 2017.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $761.7 million or 33.3% from December 31, 2017 to September 30, 2018. Through the first nine months of 2018, the available-for-sale portfolio increased by $746.4 million or 59.1%, while the held-to-maturity portfolio increased by $16.0 million or 1.6%. The increase in the overall portfolio from December 31, 2017 was driven partially by the acquisitions of FTSB and FFKT, and more significantly by management’s strategy to exceed the $10 billion threshold in total assets during the first quarter of 2018 by purchasing mortgage-backed securities and collateralized mortgage obligations, with an average yield of approximately 3.06%. The weighted average yield of the portfolio decreased by 6 basis points from 3.01% at December 31, 2017 to 2.95% at September 30, 2018. Though market rates increased in the first nine months of 2018 on all securities purchased, the decrease in the corporate federal tax rate from 35% to 21% reduced the tax-equivalent yield by approximately 67 basis points on the tax-exempt municipal bond portfolio, as the tax benefit was reduced. This decrease in the tax-equivalent yield on tax-exempt municipals more than offset the general market rate increases, as tax-exempt municipals comprise approximately 33% of WesBanco’s investment portfolio. The higher-yielding 2018 purchases helped to mitigate the impact of the tax-equivalent yield reduction on the municipal bonds.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2018 and December 31, 2017 were $47.3 million and $13.3 million, respectively. With approximately 34% of the investment portfolio in the held-to- maturity category, the recent increase in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

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

WesBanco’s municipal portfolio comprises 33.3% of the overall securities portfolio as of September 30, 2018, which is down from 39.4% as of December 31, 2017 due to the first quarter mortgage-backed and CMO purchases. Municipal bonds carry different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	September 30, 2018		December 31, 2017
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$120,898	12.0	$96,253	10.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	725,572	71.8	685,446	74.9
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	141,221	14.0	125,032	13.7
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	5,458	0.5	745	0.1
Not rated by either agency (3)	16,707	1.7	7,764	0.8

Total municipal bond portfolio	$1,009,856	100.0	$915,240	100.0

(1)	The highest available rating was used when placing the bond into a category in the table.
(2)	As of September 30, 2018 and December 31, 2017, there are no securities in the municipal portfolio rated below investment grade.
(3)	Non-rated municipal balances increased from December 31, 2017 due to non-rated West Virginia municipal bonds in the acquired FTSB investment portfolio.

WesBanco’s municipal bond portfolio at September 30, 2018, consists of $201.2 million of taxable (primarily Build America) and $808.7 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	September 30, 2018		December 31, 2017
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$680,961	67.4	$630,824	68.9
Revenue	328,895	32.6	284,416	31.1

Total municipal bond portfolio	$1,009,856	100.0	$915,240	100.0

Municipal bond issuer:
State Issued	$97,765	9.7	$95,160	10.4
Local Issued	912,091	90.3	820,080	89.6

Total municipal bond portfolio	$1,009,856	100.0	$915,240	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at September 30, 2018:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	September 30, 2018
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$194,010	19.2
Texas	111,871	11.1
Ohio	106,006	10.5
Kentucky	60,025	5.9
Illinois	52,533	5.2
All other states (1)	485,141	48.1

Total municipal bond portfolio	$1,009,586	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $40.4 million or 4.0% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	September 30, 2018		December 31, 2017
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$538,922	6.9	$392,597	6.2
Improved property	3,367,299	43.3	2,601,851	40.9

Total commercial real estate	3,906,221	50.2	2,994,448	47.1
Commercial and industrial	1,292,073	16.6	1,125,327	17.7
Residential real estate	1,598,477	20.5	1,353,301	21.3
Home equity	604,106	7.8	529,196	8.3
Consumer	325,546	4.2	339,169	5.3

Total portfolio loans	7,726,423	99.3	6,341,441	99.7
Loans held for sale	55,913	0.7	20,320	0.3

Total loans	$7,782,336	100.0	$6,361,761	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $1.42 billion from December 31, 2017 with $1.03 billion from the FFKT acquisition and $448.1 million from the FTSB acquisition while organic portfolio loans decreased $43.1 million or 0.68%. Approximately $12.9 million in underperforming commercial loans from FTSB were sold during the second quarter. During the third quarter of 2018, approximately $107 million of acquired loans were reclassified from the commercial and industrial category to the commercial real estate category due to the classification of the underlying collateral. CRE land and construction provided the most significant organic growth, increasing 3.7% for the year-to-date period. Total organic loan growth over the last twelve months was driven by 10.2% growth in CRE improved property and 2.03% growth in residential real estate. Secondary market loan sales of residential mortgages decreased; however, higher premiums resulted in an increase in the gain on sale of mortgages. In addition, the consumer portfolio declined due to targeted reductions to reduce its overall credit risk, which included certain pricing adjustments for indirect installment loans.

Total loan commitments of $2.4 billion, including loans approved but not closed, increased $542.4 million or 29.1% from December 31, 2017 due primarily to unused lines of credit from the two acquisitions as well as organic commitments. The line utilization percentage for the commercial portfolio was slightly lower at 46.1% as of September 30, 2018 and it was 48.0% as of December 31, 2017.

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

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2018	December 31, 2017
Non-accrual loans:
Commercial real estate—land and construction	$—	$239
Commercial real estate—improved property	8,757	13,318
Commercial and industrial	3,165	2,958
Residential real estate	14,475	14,661
Home equity	4,283	4,762
Consumer	594	887

Total non-accrual loans (1)	31,274	36,825

TDRs accruing interest:
Commercial real estate—land and construction	—	—
Commercial real estate—improved property	1,171	1,650
Commercial and industrial	162	128
Residential real estate	4,469	4,321
Home equity	445	407
Consumer	91	65

Total TDRs accruing interest (1)	6,338	6,571

Total non-performing loans	$37,612	$43,396

Other real estate owned and repossessed assets	6,877	5,297

Total non-performing assets	$44,489	$48,693

Non-performing loans/total portfolio loans	0.49%	0.68%
Non-performing assets/total assets	0.35%	0.50%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.58%	0.77%

(1)	TDRs on nonaccrual of $2.0 million and $2.9 million at September 30, 2018 and December 31, 2017, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $5.8 million or 13.3%, from December 31, 2017, despite a $0.4 million and $2.1 million increase from FTSB and FFKT, respectively, as cash flows could not be reasonably estimated for a small population of FTSB and FFKT loans acquired with deteriorated credit quality and therefore were accounted for under the cost recovery method. Certain other such loans from FTSB identified in due diligence as underperforming were sold after the acquisition was completed in the second quarter. Non-accrual loans decreased primarily due to the paydown of one large CRE loan in the first quarter. TDRs decreased slightly by $0.2 million due to normal repayments being slightly higher than additions to the category. (Please see the Note 5, “Loans and the Allowance for Credit Losses”.)

Other real estate owned and repossessed assets increased $1.6 million from December 31, 2017 primarily due to FTSB and FFKT acquisitions adding $0.5 million and $2.7 million, respectively, to the September 30, 2018 other real estate and repossessed asset totals.

The following table presents past due and accruing loans, excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	September 30, 2018	December 31, 2017
Loans past due 90 days or more:
Commercial real estate—land and construction	$—	$—
Commercial real estate—improved property	88	243
Commercial and industrial	114	20
Residential real estate	1,225	1,113
Home equity	646	742
Consumer	378	608

Total loans past due 90 days or more	2,451	2,726

Loans past due 30 to 89 days:
Commercial real estate—land and construction	741	172
Commercial real estate—improved property	1,714	316
Commercial and industrial	1,166	721
Residential real estate	8,058	4,392
Home equity	3,446	2,281
Consumer	2,891	3,290

Total loans past due 30 to 89 days	18,016	11,172

Total 30 days or more	$20,467	$13,898

Loans past due 90 days or more and accruing to total portfolio loans	0.03%	0.04%
Loans past due 30-89 days and accruing to total portfolio loans	0.23%	0.18%

Loans past due 30 days or more and accruing interest, excluding non-accruals and TDRs, increased $6.6 million or 47.3% from December 31, 2017, primarily due to the FTSB and FFKT acquisitions which added $4.8 million and $2.0 million, respectively. These loans continue to accrue interest because they are both well-secured and in the process of collection. The increase in the 30 to 89 days past due status was primarily due to a $3.7 million increase in the residential real estate category and represented 0.23% of total portfolio loans at September 30, 2018 and 0.18% at December 31, 2017. Loans past due 90 days or more decreased $0.3 million compared to December 31, 2017 and represented 0.03% of total loans at September 30, 2018, compared to 0.04% at December 31, 2017. These continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses of $48.9 million represented 0.63% of total portfolio loans at September 30, 2018 compared to 0.71% as of December 31, 2017 and September 30, 2017. Included in the ratio are acquired FTSB and FFKT loans (recorded at fair value at the date of acquisition of $448.1 million and $1,028.1 million, respectively). No allowance has been recorded on FTSB and FFKT acquired loans as of September 30, 2018.

The allowance for loans individually-evaluated decreased from December 31, 2017 to September 30, 2018 primarily due to a partial charge-off on one individually-evaluated commercial credit of $0.4 million. The allowance for loans collectively-evaluated increased from December 31, 2017 to September 30, 2018 by $4.0 million.

The allowance for loan commitments of $0.7 million at September 30, 2018 as compared to $0.6 million at December 31, 2017, and is included in other liabilities on the Consolidated Balance Sheets.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loan categories, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans at September 30, 2018 were 1.01% of total portfolio loans, improving from 1.24% at September 30, 2017. Criticized and classified loans as a percent of total loans decreased, as overall credit quality continued to improve, enabling certain loans to be upgraded while others have paid down or paid off. Criticized and classified loans increased $3.9 million from December 31, 2017 to $77.8 million at September 30, 2018 due to $7.5 million in acquired FFKT criticized and classified loans offset somewhat by the paydown and/or upgrade of several large CRE loans.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The increase in the allowance for commercial loans from December 31, 2017 is primarily due to certain judgmental factors leading to a longer look-back period and interest rate variables, while the overall allowance for retail loan categories was relatively unchanged.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	September 30, 2018	Percent of Total	December 31, 2017	Percent of Total
Allowance for loan losses:
Commercial real estate—land and construction	$4,169	8.4	$3,117	6.8
Commercial real estate—improved property	20,824	42.0	21,166	46.2
Commercial and industrial	12,051	24.3	9,414	20.5
Residential real estate	3,775	7.6	3,206	7.0
Home equity	4,290	8.7	4,497	9.8
Consumer	2,796	5.6	3,063	6.7
Deposit account overdrafts	997	2.0	821	1.6

Total allowance for loan losses	$48,902	98.6	$45,284	98.6

Allowance for loan commitments:
Commercial real estate—land and construction	$186	0.4	$119	0.3
Commercial real estate—improved property	23	0.0	26	0.1
Commercial and industrial	205	0.4	173	0.4
Residential real estate	9	0.0	7	0.0
Home equity	221	0.5	212	0.5
Consumer	40	0.1	37	0.1

Total allowance for loan commitments	684	1.4	574	1.4

Total allowance for credit losses	$49,586	100.0	$45,858	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at September 30, 2018.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Deposits
Non-interest bearing demand	$2,411,862	$1,846,748	$565,114	30.6
Interest bearing demand	2,187,662	1,625,015	562,647	34.6
Money market	1,178,950	1,024,856	154,094	15.0
Savings deposits	1,649,684	1,269,912	379,772	29.9
Certificates of deposit	1,513,600	1,277,057	236,543	18.5

Total deposits	$8,941,758	$7,043,588	$1,898,170	26.9

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 209 financial centers. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $1.9 billion or 26.9% during the first nine months of 2018 primarily due to the FTSB and FFKT acquisitions, which provided $1.9 billion of additional deposits, while organic deposits decreased $21.9 million or 0.3% from December 31, 2017. Interest bearing demand and non-interest bearing demand deposits increased 34.6% and 30.6%, respectively, while savings and money market deposits increased 29.9% and 15.0%, respectively, due to the FTSB and FFKT acquisitions. Organic growth of $197.4 million for categories of deposits excluding certificates of deposit were the result of marketing, customer and employee incentives, focused retail and business strategies to obtain more account relationships and customer preferences for shorter-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through WesBanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $60.0 million at September 30, 2018 compared to $65.9 million at December 31, 2017.

Certificates of deposit increased $236.5 million primarily due to the FTSB and FFKT acquisitions, which provided $455.8 million in additional certificates of deposit, while organic deposits decreased by 17.2%. The organic deposits decrease was affected by an overall corporate strategy designed to increase and remix retail deposit relationships and reducing single service customers with a focus on overall products that can be offered at a lower cost to WesBanco. The decline was also impacted by lower than competitor offered rates on certain maturing certificates of deposit in a rising rate environment and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $64.6 million in outstanding balances at September 30, 2018, of which $33.7 million represented one-way buys, compared to $105.0 million in total outstanding balances at December 31, 2017, of which $72.7 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $343.5 million at September 30, 2018 compared to $216.4 million at December 31, 2017. Certificates of deposit of $100,000 or more were approximately $726.6 million at September 30, 2018 compared to $581.6 million at December 31, 2017. Both categories were influenced by jumbo certificates of deposit inherited from the two acquisitions. Certificates of deposit totaling approximately $885.1 million at September 30, 2018 with a cost of 0.94% are scheduled to mature within the next 12 months. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,131,253	$948,203	$183,050	19.3
Other short-term borrowings	294,281	184,805	109,476	59.2
Subordinated debt and junior subordinated debt	189,745	164,327	25,418	15.5

Total	$1,615,279	$1,297,335	$317,944	24.5

While borrowings are a significant source of funding for WesBanco, they are less significant as compared to total deposits. During the first nine months of 2018, FHLB borrowings increased $183.1 million, as $575.0 million in advances, coupled with $52.3 million and $3.0 million in advances from the FTSB and FFKT acquisitions, respectively, offset $447.4 million in maturities and other principal pay downs. In addition, WesBanco extended the maturities of approximately $320.0 million of maturing FHLB borrowings in the first nine months of 2018 with an average maturing cost of 1.35%, at a current average rate of 2.62% and an average term of 2.2 years. Rates have generally increased over the past year on all borrowing types due to four federal funds rate increases of 25 basis points each and associated LIBOR rate increases.

Other short-term borrowings, which consist of securities sold under agreements to repurchase at September 30, 2018, but may also include federal funds purchased and notes payable, were $294.3 million at September 30, 2018 compared to $184.8 million at December 31, 2017. The increase is primarily due to a $134.5 million increase in securities sold under agreements to repurchase, including $9.2 million and $35.3 million acquired from FTSB and FFKT, respectively, which was partially offset by the repayments of $25.0 million in federal funds purchased outstanding at December 31, 2017.

Subordinated debt and junior subordinated debt were $189.7 million at September 30, 2018 compared to $164.3 million at December 31, 2017. The increase is primarily due to $9.3 million and $33.5 million in junior subordinated debt acquired from the FTSB and FFKT acquisitions, respectively, which was partially offset by the redemption of $17.5 million in junior subordinated debt during the first nine months of 2018 from the YCB and FTSB acquisitions.

WesBanco renewed a revolving line of credit in September 2018, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There was no outstanding balance at September 30, 2018 or December 31, 2017.

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

CAPITAL RESOURCES

Shareholders’ equity increased $531.9 million or 38.1% from $1.4 billion at December 31, 2017. The increase was due primarily to $107.3 million and $391.3 million of common stock issued in the FTSB and FFKT acquisitions, respectively, coupled with net income during the current nine-month period of $99.2 million, which was partially offset by the declaration of common shareholder dividends totaling $42.1 million and $28.4 million in additional other comprehensive loss for the nine months ended September 30, 2018. The other comprehensive loss was due primarily to an unrealized loss in the securities portfolio, which was partially offset by an unrealized gain in the defined benefit pension plan and other postretirement benefits. WesBanco also increased its quarterly dividend rate to $0.29 per share in February, representing an 11.5% increase over the prior quarterly rate and a cumulative 107% increase since 2010.

WesBanco purchased 14,741 shares during the nine-month period ended September 30, 2018 under the current share repurchase plans. The shares were repurchased from employees for the payment of withholding taxes to facilitate stock compensation transactions. At September 30, 2018, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,092,556 shares.

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

On May 16, 2018, WesBanco granted 117,600 stock options to selected officers at an exercise price of $45.65. These options are service-based and vest 50% at December 31, 2018 and 50% at December 31, 2019. On the same date, WesBanco also issued 70,151 shares of time-based restricted stock to selected officers and 8,081 shares of performance-based restricted stock to selected officers. In addition on April 5, 2018, WesBanco issued 9,465 shares of time-based restricted stock to certain former officers of FTSB who became officers of WesBanco upon the FTSB acquisition closing. The time-based restricted shares are service-based and cliff-vest 36 months from the date of grant. On August 20, 2018, WesBanco issued 18,685 shares of time-based restricted stock to certain former officers of FFKT who became officers of WesBanco upon the FFKT acquisition closing. The time-based restricted shares are service-based and cliff-vest 24 months from the date of grant. The performance-based restricted shares have a three-year performance period, beginning January 1, 2019, based on WesBanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of peer financial institutions with total assets between approximately $9 billion and $15 billion. Earned performance-based restricted shares are also subject to additional service-based vesting with 50% vesting on May 16, 2022 after the completion of the three-year performance period and the final 50% vesting on May 16, 2023.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At September 30, 2018, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of September 30, 2018, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $82.5 million from the Bank. WesBanco intends to continue to improve its consolidated and Bank capital ratios as necessary over time, primarily from retaining a majority of its increasing earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			September 30, 2018			December 31, 2017
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,219,143	11.22%	$434,706	$970,425	10.39%	$373,566
Common equity Tier 1	4.50%	6.50%	1,056,643	12.41%	382,980	834,554	12.14%	309,298
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,219,143	14.32%	510,639	970,425	14.12%	412,397
Total capital to risk-weighted assets	8.00%	10.00%	1,293,940	15.20%	680,852	1,042,124	15.16%	549,863
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,075,825	10.09%	$426,372	$869,227	9.32%	$372,900
Common equity Tier 1	4.50%	6.50%	1,075,825	12.65%	382,682	869,227	12.66%	308,900
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,075,825	12.65%	510,242	869,227	12.66%	411,866
Total capital to risk-weighted assets	8.00%	10.00%	1,150,622	13.53%	680,323	940,303	13.70%	549,155

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio and other sources adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 60.9% at September 30, 2018 and deposit balances funded 71.0% of assets.

The following table lists the sources of liquidity from assets at September 30, 2018 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$273,680
Securities with a maturity date within the next year and callable securities	279,399
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	254,631
Loans held for sale	55,913
Accruing loans scheduled to mature	993,203
Normal loan repayments	1,529,933

Total sources of liquidity expected within the next year	$3,386,759

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $8.9 billion at September 30, 2018. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $885.1 million at September 30, 2018, which includes jumbo regular certificates of deposit totaling $408.7 million with a weighted-average cost of 1.38%, and jumbo CDARS® deposits of $39.2 million with a weighted-average cost of 1.32%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at September 30, 2018 and December 31, 2017 approximated $2.3 billion and $1.8 billion, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At September 30, 2018, the Bank had unpledged available-for-sale securities with an amortized cost of $413.9 million, representing 20.5% of that portfolio. These securities could be sold for additional liquidity, or could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is limited to those that are designated as available-for-sale and are unpledged, due to the pledging agreements that WesBanco has with their public deposit customers. Public deposit balances have increased significantly through the ESB and YCB acquisitions in the past three years. WesBanco’s held-to-maturity portfolio currently contains $683.0 million of unpledged securities. However, most of the balance represents municipal bonds, which can only be pledged in limited circumstances. Unless in compliance with certain criteria, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to move to available-for-sale, and the held-to-maturity designation would not be available to WesBanco for some time.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At September 30, 2018, WesBanco had a BIC line of credit totaling $164.5 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at September 30, 2018, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $294.3 million at September 30, 2018 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has been an increase of $65.9 million in the average deposit balances of the overnight sweep checking accounts during 2018 from commercial customers seeking higher rates upon cash management balances along with balances from the two acquisitions. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $115.9 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at September 30, 2018. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2018, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $82.5 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given current needs for parent company liquidity. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $2.4 billion and $1.8 billion at September 30, 2018 and December 31, 2017, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 11, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of September 30, 2018 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

The earnings sensitivity simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, security call dates, changes to deposit product betas, and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on historical experience, current market rates and economic forecasts, and are periodically back-tested and reviewed by a third-party consultant. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results. In addition, this analysis does not consider actions that management might employ in response to changes in interest rates as well as earning asset and costing liability balances.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10% - 20% or less of net interest income from the stable rate base model over a twelve-month period. The table below shows WesBanco’s interest rate sensitivity at September 30, 2018 and December 31, 2017, assuming the above-noted interest rate increases as compared to a base model. In the current lower interest rate environment, particularly for short-term rates, the 300 - 400 basis point decreasing changes are not shown due to the unrealistic nature of results associated with short-term negative rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	September 30, 2018	December 31, 2017
+400	5.1%	8.3%	(20.0%)
+300	4.0%	6.2%	(15.0%)
+200	2.9%	4.0%	(12.5%)
+100	1.7%	2.4%	(10.0%)
-100	(2.0%)	(3.0%)	(10.0%)
-200	(5.6%)	(8.3%)	(12.5%)

As per the table above, the earnings sensitivity simulation model at September 30, 2018 currently projects that net interest income for the next twelve-month period would decrease by 2.0% - 5.6% if interest rates were to fall immediately by 100 - 200 basis points, compared to decreases of 3.0% - 8.3% for the same scenarios as of December 31, 2017.

For rising rate scenarios, net interest income would increase by between 1.7% - 5.1% if rates were to increase by between 100 - 400 basis points as of September 30, 2018, compared to increases of between 2.4% - 8.3% in a 100 - 400 basis point increasing rate environment as of December 31, 2017.

In addition the aforementioned parallel rate shock scenarios, management also utilizes a “Most Likely” forecast scenario to project net interest income over a rolling two-year time period. This forecast is updated and reviewed at least quarterly, incorporating revisions and updated assumptions into the model for estimated loan and deposit growth, balance sheet re-mixing strategies, changes in forecasted rates for various maturities, competitive market spreads for various products, and other assumptions. Such modeling helps to predict changes in forecasted outcomes and necessary adjustments to the plan to achieve management’s earnings goals.

The balance sheet shows somewhat lower asset sensitivity as of September 30, 2018, as compared to December 31, 2017, with differences resulting from changes in the mix of, and growth in various earning assets and costing liabilities, as well as adjustments for various modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds. Generally, deposit betas utilized in the model are currently higher than the Bank’s experience to date thru eight federal funds rate increases since December, 2015, as management seeks to control the overall rate of increase in deposit costs to improve the net interest margin over time. Deposit decay rates and loan prepayment speeds have also been adjusted to reflect more recent experience with the various loan and non-maturity deposit products. Management believes that overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds, rate floors, lower than forecasted increases to loan yields, spread compression between new asset yields and funding costs, extension risk associated with residential mortgages and mortgage-related securities, and other earning asset and costing liability differences. Commercial loans with floors currently average 4.27% on approximately $1.5 billion, or 29% of total commercial loans at September 30, 2018, as compared to $1.2 billion or 30% of commercial loans at December 31, 2017. Approximately 41% or $627.5 million of these loans are currently priced at their floor, as compared to 45% or $552.6 million at December 31, 2017. In a less than 100 basis point rising rate environment, these loans may not adjust as rapidly from their current floor level as compared to loans without floors.

The net interest margin increased seven basis points from the second quarter, and two basis points from the third quarter of last year, while it is down one basis point for the nine month period as compared to the same period last year. The tax-exempt securities portfolio tax-equivalent rate adjustment from 35% to 21% caused a reduction in the overall net interest margin by six basis points, but with increased short term rates, higher non-interest bearing deposits and low deposit betas, the margin has increased almost back to the same level as last year for the nine month period, and has rebounded for the quarterly comparisons for the same reasons along with the contribution from the higher margin assets from FFKT. Net interest margin expansion in the short run may occur due to a full quarter of the higher margin assets received from FFKT plus higher accretion, particularly for acquired loans, and in the medium term from potential additional federal funds increases, a widening of the shape of the yield curve and controlled deposit betas, in addition to continued execution of our business strategy to grow certain loan categories and remixing higher cost liabilities into lower cost transaction accounts. Net purchase accounting accretion, which was 11 b.p. in the third quarter and 10 b.p. year-to-date, was influenced positively by the two acquisitions in April and August of FTSB and FFKT, and should increase somewhat for the fourth quarter due to the full quarter’s impact of the FFKT accretion, which should positively impact the margin next year as well. Management currently anticipates that one more federal funds rate increase may occur by the end of 2018, consistent with Federal Reserve and consensus economist expectations, with two to three increases of 25 b.p. each expected for 2019. Delays in implementing further rate increases, increases to deposit betas beyond our current modeling assumptions or adjustments to the mix of earning assets and costing liabilities may have a negative impact on management’s estimates of the future direction and level of the net interest margin.

While many Bank customers over the past few years have moved their maturing certificates of deposit balances to lower-costing transaction accounts as well as into non-deposit products, as rates continue to rise, a portion of these lower-cost transaction account balances may migrate to higher-costing certificates of deposit, short-term repos or higher-priced tiers of money market accounts. The continuing runoff of certificate of deposit balances, both organically and from prior acquisitions, including reducing single-service deposit customers through an emphasis on relationship pricing, has been replaced with FHLB and other short-term borrowings. Certificates of deposit totaling approximately $885.1 million mature within the next year at an average cost of 0.94%; replacement borrowings are currently more expensive than the average runoff rate of these CDs. Also, maturing borrowings’ replacement rates are generally higher than the cost of the maturing borrowings’ average rate, and management may elect to lengthen the maturing borrowings’ terms at a higher cost for liquidity and asset liability purposes.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, offset mismatches in various asset maturities, and manage liquidity. CDARS® and ICS® deposits also may be used for similar purposes for certain customers seeking higher-yielding instruments or maintaining deposit levels below FDIC insurance limits. Significant balance sheet strategies to assist in managing the net interest margin in the current environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable features;

•	selling a majority of residential mortgage loan production into the secondary market;

•	growing demand deposit account types to increase the relative portion of these account types to total deposits;

•	employing back-to-back loan swaps for certain commercial loan customers desiring a term fixed rate loan equivalent with the Bank receiving a variable rate;

•	extending FHLB short-term maturing borrowings to balance asset/liability mismatches;

•	using the CDARS® and ICS® deposit programs to manage overall liability mix, and

•	managing the size of the investment portfolio as part of liquidity and balance sheet management strategies.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various rate scenarios. At September 30, 2018, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 8.4%, compared to a decrease of 1.8% at December 31, 2017. In a 200 basis point falling rate environment at September 30, 2018, the model indicates an increase of 3.7%, compared to a decrease of 9.9% as of December 31, 2017. WesBanco’s policy is to limit such change to minus 10% increments for each 100 basis point change in interest rates. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, as well as changes in loan prepayment speeds and deposit decay rates.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2018, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2018				1,092,883
July 1, 2018 to July 31, 2018
Open market repurchases	—	$—	—	1,092,883
Other transactions (1)	16,288	46.32	N/A	N/A
August 1, 2018 to August 31, 2018
Open market repurchases	—	$—	—	1,092,883
Other transactions (1)	1,749	49.38	N/A	N/A
September 1, 2018 to September 30, 2018
Open market repurchases	—	$—	—	1,092,883
Other repurchases (2)	327	46.13	327	1,092,556
Other transactions (1)	1,521	46.16	N/A	N/A

Third Quarter 2018
Open market repurchases	—	$—	—	1,092,883
Other repurchases (2)	327	46.13	327	1,092,556
Other transactions (1)	19,558	46.58	N/A	N/A

Total	19,885	$46.57	327	1,092,556

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.
(2)	Consists of shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

N/A – Not applicable

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: November 2, 2018	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2018	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)