Form 10-K
period 2018-12-31
WESBANCO INC
filed 2019-03-01
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2018, determined using a per share closing price on that date of $45.04, was $1,977,764,728.

As of February 22, 2019, there were 54,598,634 shares of WesBanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of WesBanco, Inc.’s definitive proxy statement which will be filed by April 30, 2019 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2019 are incorporated by reference into Part III of this Form 10-K.

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

At December 31, 2018, WesBanco operated one commercial bank, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), through 209 branches and 202 ATM machines located in West Virginia, Ohio, western Pennsylvania, Kentucky and southern Indiana. Total assets of WesBanco Bank as of December 31, 2018 approximated $12.5 billion. WesBanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $4.3 billion as of December 31, 2018. These assets are held by WesBanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

On April 5, 2018, WesBanco completed the acquisition of First Sentry Bancshares, Inc. (“FTSB”), a bank holding company headquartered in Huntington, West Virginia with approximately $704.8 million in assets excluding goodwill, $590.1 million in total deposits and $447.3 million in total loans, and five branches in West Virginia. The transaction enhanced WesBanco’s overall market share in the state of West Virginia and added a new metropolitan statistical area (“MSA”) in the Huntington, WV area, which is west of our existing Charleston, WV MSA.

On August 20, 2018, WesBanco completed the acquisition of Farmers Capital Bank Corp. (“FFKT”), a bank holding company headquartered in Frankfort, Kentucky with approximately $1.6 billion in assets excluding goodwill, $1.3 billion in total deposits and $1.0 billion in total loans, and 34 branches in Kentucky. The transaction expanded WesBanco’s existing franchise in Kentucky by adding a new MSA in the state capital of Frankfort, while enhancing our present market position in the Louisville, Lexington and Elizabethtown MSA’s. We also added locations in northern Kentucky to our Cincinnati, OH MSA.

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

CBIN Insurance Inc. is a captive insurance company, which issues policies to WesBanco’s banking subsidiaries for certain risks that are not covered by the Company’s commercial insurances purchased from third-party carriers. FFKT Insurance Services, Inc. is a captive insurance company, which was acquired from FFKT. It is in the process of winding up its business activities and will be dissolved.

WesBanco has thirteen capital trusts, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to WesBanco. For more information regarding WesBanco’s issuance of trust preferred securities, please refer to Note 11, “Subordinated Debt and Junior Subordinated Debt” in the Consolidated Financial Statements.

AMSCO, Inc. (“AMSCO”) is a wholly-owned subsidiary of WesBanco Bank, which formerly engaged in the management of certain real estate development and construction of 1-4 family residential units. It is in the process of winding up its business activities and will be dissolved.

WesBanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds”. The fund family is comprised of the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Small Company Growth Fund, the WesMark Government Bond Fund, the WesMark West Virginia Municipal Bond Fund, and the WesMark Tactical Opportunity Fund.

As of December 31, 2018, none of WesBanco’s subsidiaries were engaged in any operations in foreign countries, and only one had any transactions with customers in foreign countries. The Bank provides letters of credit internationally for certain domestic customers and provides international wire services through a third-party correspondent bank.

EMPLOYEES

There were 2,388 full-time equivalent employees employed by WesBanco and its subsidiaries at December 31, 2018. None of the employees was represented by collective bargaining agreements. WesBanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of WesBanco’s electronic filings for 2018 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on WesBanco’s website, www.wesbanco.com, in the “About Us” section through the “Investor Relations” link as soon as reasonably practicable after WesBanco files such material with, or furnishes it to, the SEC. WesBanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2018, WesBanco will provide, without charge, a printed copy of this 2018 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: John Iannone, WesBanco, Inc., 1 Bank Plaza, Wheeling, WV 26003 (304) 905-7021.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loan companies, internet banks, payday lenders, money services businesses, credit unions, finance companies, brokerage firms and other non-banking companies providing various regulated and non-regulated financial services and products, is intense in most of the markets served by WesBanco and its subsidiaries. WesBanco’s trust and investment services segment receives competition from commercial banks, trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms and other financial services companies. As a result of consolidation within the financial services industry, mergers between, and the expansion of, financial institutions both within and outside of WesBanco’s major markets have provided significant competitive pressure in those markets. Many of WesBanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other products and services that are not provided by WesBanco. WesBanco generally competes on the basis of superior customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of trust, brokerage and insurance services. As a result of WesBanco’s expansion into certain larger metropolitan markets, it has faced entrenched larger bank competitors with an already existing customer base that may far exceed WesBanco’s initial entry position into those markets. As a result, WesBanco may be forced to compete more aggressively for loans, deposits, trust and insurance products in order to grow its market share, potentially reducing its current and future profit potential from such markets.

SUPERVISION AND REGULATION

As a bank holding company and a financial holding company under federal law, WesBanco is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. WesBanco also is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of certain voting shares of other banks, as described below, and for certain capital actions. Since WesBanco is both a bank holding company and a financial holding company, WesBanco can offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related to banking, securities underwriting, insurance (both underwriting and agency) and merchant banking. As a result of the completed acquisitions of FTSB and FFKT in 2018, WesBanco is now subject to enhanced supervision from the Federal Reserve Board due to its exceeding the $10 billion asset threshold, and it intends to ensure that sufficient resources are allocated to compliance, risk management and internal audit, among other functions, so that the enhanced demands of the Federal Reserve Board are met.

As indicated above, WesBanco presently operates one bank subsidiary, WesBanco Bank, which is a West Virginia banking corporation and is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) and the West Virginia Division of Financial Institutions (“WVDIF”). The deposits of WesBanco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. WesBanco’s non-bank subsidiaries are subject to examination and supervision by the Federal Reserve Board and specifically, the Federal Reserve Bank of Cleveland, Ohio (“Federal Reserve”) and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC, the Financial Institution Regulatory Authority, Inc. (“FINRA”), the Municipal Securities Rulemaking Board and the Securities Investors Protection Corporation. WesBanco Bank maintains one designated financial subsidiary, WesBanco Insurance, which, as indicated above, is a multi-line insurance agency specializing in property, casualty, life and title insurance, with benefit plan sales and administration for personal and commercial clients. As a result of the aforementioned acquisitions in 2018, and exceeding the $10 billion asset threshold, WesBanco is now subject to enhanced prudential supervision from both the FDIC and WVDIF as part of their large bank supervision program.

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

Under the BHCA, prior Federal Reserve Board approval is required for WesBanco to acquire more than 5% of the voting stock of any bank. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low- and moderate-income neighborhoods, consistent with safe and sound operation of the bank under the Community Reinvestment Act, as amended (the “CRA”).

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to WesBanco’s shareholders. For the year ended December 31, 2018, WesBanco declared cash dividends to its common shareholders of approximately $58.0 million.

As of December 31, 2018, WesBanco Bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. As of January 1, 2016, WesBanco Bank and WesBanco are subject to “capital conservation buffer” rules, phased in over a four year period ending in 2019, which require WesBanco and WesBanco Bank to have capital levels above the regulatory minimums in order to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2018, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $105.4 million from WesBanco Bank. Additional information regarding dividend restrictions is set forth in Note 22, “Regulatory Matters,” in the Consolidated Financial Statements.

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

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. In 2018, WesBanco Bank paid deposit insurance premiums of $3.0 million, compared to $3.2 million and $3.6 million in 2017 and 2016, respectively. The decrease from 2016 to 2017 was due to the FDIC reducing its assessment rate for banks with less than $10 billion in assets as of July 1, 2016. Certain risk factors as well as capital, net income and loan quality-related financial ratios also influenced the decreases year-over-year and particularly from 2017 to 2018, despite adding assets from the two acquisitions to the calculation. However, as a large bank with assets above $10 billion beginning March 31, 2018 and after four consecutive quarters with assets above $10 billion, the Bank expects to pay a higher assessment rate for quarters after March 31, 2019 utilizing a more complex calculation with additional loan and other risk factors.

Effective July 1, 2016, the FDIC issued a final rule in order to implement section 334 of the Dodd-Frank Act, which requires the FDIC to (1) raise the minimum reserve ratio for the FDIC Deposit Insurance Fund to 1.35 percent, from 1.15 percent, (2) assess premiums on banks to reach the 1.35 percent goal by September 30, 2020, and (3) offset the effect of the increase in the minimum reserve ratio on insured depository institutions with assets of less than $10 billion. The final rule imposes a quarterly surcharge on insured depository institutions with $10 billion or more in assets of 4.5 basis points applied to their assessment base (after making certain adjustments), to be assessed over a period of eight quarters. Since the required reserve ratio was achieved in mid-2018, no additional surcharges will be assessed to banks with total consolidated assets greater than $10 billion beginning in the fourth quarter of 2018, and WesBanco will not experience such surcharge as it didn’t exceed $10 billion in assets for four consecutive quarters prior to the surcharge’s elimination. Since WesBanco was a small bank during the initial surcharge, the Bank will receive an assessment credit for the portion of WesBanco’s assessment that contributed to the growth in the reserve ratio from 1.15 to 1.35 percent. The assessed credit will be applied when the reserve ratio reaches 1.38 percent.

CAPITAL REQUIREMENTS

The Federal Reserve Board had historically issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into several weighted categories, with higher weightings being assigned to categories perceived as representing greater risk. A bank holding company’s capital is then divided by total risk-weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital to total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.

The federal regulatory authorities’ risk-based capital guidelines are currently based upon agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee issued a strengthened set of international capital and liquidity standards for banks and bank holding companies, known as “Basel III.” In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. The rule was effective January 1, 2015 subject to a transition period providing for full implementation on January 1, 2019. The Economic Growth, Regulatory Relief, and Consumer Protection (EGRRCPA) Act, enacted into law in May 2018, exempts banks with total consolidated assets of less than $10 billion that exceed the community bank leverage ratio from the capital requirements under Basel III. WesBanco’s assets are in excess of $10 billion, however, so the exemption is inapplicable.

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

The Federal Reserve Board has established the following minimum capital levels banks and bank holding companies are required to maintain as a percentage of risk-weighted assets (including various off-balance sheet items): (i) CET1 of at least 4.5%, (ii) Tier 1 capital ratio of at least 6%, (iii) total capital ratio (Tier 1 and Tier 2 capital) of at least 8%; and (iv) a non-risk-based leverage ratio (Tier 1 capital to average consolidated assets) of 4%. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Balance sheet and off-balance sheet exposures are assigned to one of several risk-weights primarily based on relative credit risk. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. Additionally, when the final capital rule is fully implemented, it will require an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the minimum risk-based capital requirements to avoid restrictions on the ability to pay dividends, discretionary bonuses to executive officers, and engage in share repurchases. The capital conservation buffer was 1.25% for 2017, increasing to 1.875% effective January 1, 2018, and finally increasing to the full 2.5% effective January 1, 2019.

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

As of December 31, 2018, WesBanco’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 13.14%, 15.09% and 15.99%, respectively. WesBanco made a timely permanent election to exclude accumulated other comprehensive income from regulatory capital. As of December 31, 2018, WesBanco Bank also had capital in excess of the minimum requirements. Neither WesBanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2018, WesBanco’s leverage ratio was 10.74%.

As of December 31, 2018, WesBanco had $189.8 million in subordinated and junior subordinated debt on its Consolidated Balance Sheets, which includes $164.4 million of junior subordinated debt. For regulatory purposes, Trust Preferred Securities totaling $162.5 million underlying such junior subordinated debt were included in Tier 1 capital as of December 31, 2018, in accordance with regulatory reporting requirements. In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. The final Basel III capital rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions of less than $15 billion in size, subject to a 25% limit of Tier 1 capital. The amount of trust preferred securities and certain other elements in excess of the 25% limit may be included in Tier 2 capital, subject to restrictions; however, all such securities would no longer be counted as Tier 1 capital (and would instead be counted as Tier 2 capital subject to limits) if, generally speaking, WesBanco’s total assets increase above $15 billion at some point in the future. For more information regarding trust preferred securities, please refer to Note 11, “Subordinated and Junior Subordinated Debt” in the Consolidated Financial Statements.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a new common equity Tier 1 ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2018, WesBanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

Certain bank holding companies are subjected to increased capital requirements (discussed above under “Item 1. Business—Capital Requirements”).

The Volcker Rule and the final rules jointly issued by federal banking agencies implementing the rule’s provisions limit WesBanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in hedge funds or private equity funds. The Volcker Rule includes certain compliance program requirements that apply to banking entities that engage in permissible proprietary trading or permitted covered fund activities. The type of compliance program required is determined based on the level of total consolidated assets held by the banking entity. Banking entities who, together with their affiliates and subsidiaries, have trading assets and liabilities (excluding obligations of or guaranteed by the United States or an agency of the United States) of, or greater than, $10 billion for four (4) consecutive quarters are subject to the “standard compliance program.” WesBanco is not subject to the “standard compliance program,” which imposes additional compliance program requirements, including a requirement to maintain additional documentation specific to covered fund activities. Regardless, WesBanco’s activities and investments are currently in full compliance with the Volcker Rule and its regulations and WesBanco has ensured that its compliance program meets the requirements of the “standard compliance program.”

Additionally, an interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. This interim final rule was effective April 1, 2014 and did not have a material impact on WesBanco for the year ended December 31, 2018.

Passed in 2011, the Durbin Amendment requires the Federal Reserve to limit fee charges to retailers for debit card processing. The Federal Reserve Board promulgated Regulation II (Debit Card Interchange Fees and Routing) that limits the interchange fees paid by merchants to issuers when their debit cards are used as payment. An issuer is defined as “any person that authorizes the use of the debit card to perform an electronic debit transaction.” The application of the Durbin Amendment is determined by whether the issuer, together with its affiliates, has $10 billion in assets as of the end of the calendar year preceding the date of the electronic debit transaction. An affiliate is defined as “any company that controls, or is controlled by, or is under common control with another company.” Therefore, if an insured institution issues a debit card and it, together with its affiliates, has assets exceeding $10 billion, it is subject to this rule. The rule caps debit card interchange fees (also known as swipe fees) at $0.21 plus an additional 0.05% of the value of the transaction. Previously, the average interchange fee generated $0.44 per transaction for an insured institution. Financial institutions with more than $10 billion in assets by the year-end assessment deadline are subject to the cap on interchange income in July of the following year. As a result of the FTSB acquisition WesBanco and the Bank will be subject to the requirements imposed by the Durbin Amendment because, for purposes of determining whether an issuer has $10 billion in assets, the assets of the institution and its affiliates are combined, beginning in July of 2019.

Additionally, section 165(i)(2) of the Dodd-Frank Act—as amended by the Economic Growth, Regulatory Relief, and Consumer Protection (EGRRCPA) Act—, requires annual company-run stress tests for bank holding companies with total consolidated assets greater than $100 billion. Section 165(1)(2) also requires savings and loan holding companies and state member banks with $10 billion or more in total consolidated assets to conduct company-run stress tests until November 29, 2019, but the Federal Reserve Board, OCC, and FDIC have exempted savings and loan holding companies and state member banks with less than $100 billion in total consolidated assets from that requirement. After November 25, 2019, only savings and loan holding companies and state member banks with $250 billion or more in total consolidated assets will be subject to company-run stress tests. Total consolidated assets are reported on the insured institution’s Call Report or the holding company’s Consolidated Financial Statements for Holding Companies reporting form (FR Y-9C) and calculated over the four most recent consecutive quarters. The Federal Reserve Board and FDIC promulgated rules requiring these company-run stress tests. These rules establish the testing criteria, reporting requirements, and publication deadlines for all covered institutions, and are meant to be consistent across the federal banking agencies’ respective annual stress testing rules.

The Federal Reserve Board regulates bank holding companies, and therefore, if a bank holding company has total consolidated assets of $100 billion or more, it will be required to conduct the Federal Reserve Board stress-tests. WesBanco Bank, a subsidiary state nonmember bank, is governed by the FDIC. Under the FDIC rule, a covered bank includes “any state nonmember bank . . . with average total consolidated assets . . . that are greater than $10 billion but less than $50 billion.” However, the FDIC proposed a rule in December 2018 to conform this definition to Section 165 of the Dodd-Frank Act, as amended by the EGRRCPA, to state that a “covered bank” is a nonmember bank or state savings association with average total consolidated assets that are greater than $250 billion. WesBanco Bank has less than $100 billion in average total consolidated assets, and therefore, is not subject to the Federal Reserve Board’s or the FDIC’s stress-test rules.

If the Dodd-Frank Act stress test rules were to apply at some point in the future, WesBanco must assess the potential impact of a minimum of three macroeconomic scenarios—baseline, adverse, and severely adverse—on its consolidated losses, revenues, balance sheets (including risk-weighted assets) and capital. Each scenario includes economic variables, including macroeconomic activity, unemployment, exchange rates, prices, incomes and interest rates. The adverse and severely adverse scenarios are not forecasts, but rather hypothetical scenarios designed to assess the strength and resilience of financial institutions. Additionally, WesBanco must publicly disclose these test results on an annual basis. The required summary of results may be published on WesBanco’s web site or in any other forum that is reasonably accessible to the public.

As required by Section 165 of the Dodd-Frank Act, the Federal Reserve issued a rule that strengthens the supervision and regulation of large U.S. bank holding companies and foreign banking organizations by establishing a number of enhanced prudential standards. These standards include liquidity, risk management, and capital. Under the rule, a publicly traded bank holding company with $10 billion or more in consolidated assets is required to establish an enterprise-wide risk committee. However, the EGRRCPA raised the threshold to $50 billion. To conform the rule to the EGRRCPA, the Federal Reserve Board proposed a rule in November 2018 to increase the threshold to $50 billion. WesBanco is therefore, currently not subject to the Federal Reserve Enhanced Prudential Standards.

The Dodd-Frank Act made several changes affecting the securitization markets, which may affect a bank’s ability or desire to use those markets to meet funding or liquidity needs. One of these changes calls for federal regulators to adopt regulations requiring the sponsor of a securitization to retain at least 5% of the credit risk, with exceptions for “qualified residential mortgages.”

Publicly traded companies are required by the Dodd-Frank Act to give shareholders an advisory vote on executive compensation, and, in some cases, golden parachute arrangements. Further, SEC and NASDAQ rulemaking under the Dodd-Frank Act requires NASDAQ-listed companies to have a compensation committee composed entirely of independent directors. WesBanco’s Compensation Committee members currently satisfy the independence criteria. The Dodd-Frank Act also called for regulators to issue new rules relating to incentive-based compensation arrangements deemed excessive, and proxy access by shareholders. The SEC has not issued rules relating to excessive compensation arrangements.

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

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, all banks are subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (“RESPA”), the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. The CFPB has consolidated the authority to write regulations implementing these and other laws. WesBanco’s other subsidiaries that provide services relating to consumer financial products and services will also be subject to the CFPB’s regulations. As an institution with assets of less than $10 billion, WesBanco Bank has historically been examined by the FDIC for compliance with these rules. Through its recently completed acquisitions, the Bank’s assets have exceeded $10 billion for four consecutive quarters, and it has come under CFPB supervision and examination. Relating to mortgage lending, the Dodd-Frank Act authorized the CFPB to issue new regulations governing the ability to repay, qualified mortgages, mortgage servicing, appraisals and compensation of mortgage lenders, all of which have been issued and have taken effect. They limit the mortgage products offered by the Bank and have an impact on timely enforcement of delinquent mortgage loans.

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

On March 15, 2018, the United States Court of Appeals for the Fifth Circuit vacated the Department of Labor’s (“DOL”) regulation revising the definition of a “fiduciary” with respect to the Employment Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Act of 1986 (the “Fiduciary Rule”) in a panel decision. On June 1, 2018, the full Court affirmed the panel court’s decision. The DOL issued the Fiduciary Rule on April 8, 2016. The regulation categorized persons who provide investment advice or recommendations for a fee or other compensation to ERISA retirement plans and individual retirement accounts (hereinafter “IRAs”) as fiduciaries. After a brief delay of the compliance date issued by the DOL in April 2017 (the “Delaying Rule”), the Fiduciary Rule’s mandatory compliance date was set for June 9, 2017. Therefore, a firm whose activities were subject to the Fiduciary Rule was required to comply with ERISA’s fiduciary requirements, prohibited transaction restrictions and conditions for reliance on any applicable exemptions, such as the “best interest contract exemption” (“BIC Exemption”). The Delaying Rule simplified the conditions required for compliance with the BIC Exemption during a “Transition Period,” which was originally scheduled to expire on January 1, 2018. On August 31, 2017, the DOL proposed a new rule to extend the Transition Period until July 1, 2019. The DOL published the final rule on November 29, 2017. On May 7, 2018, the DOL issued Field Assistance Bulletin No. 2018-02, announcing a temporary enforcement policy to not pursue claims against fiduciaries working in good faith to comply with the Fiduciary Rule and to allow institutions relying on the BIC Exemption to continue to do so.

ANTI-MONEY LAUNDERING INITIATIVES AND THE USA PATRIOT ACT

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued various implementing regulations, which apply certain requirements of the USA Patriot Act to financial institutions, such as WesBanco Bank and WesBanco’s broker-dealer subsidiary. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of WesBanco and its subsidiaries to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for WesBanco and its subsidiaries.

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

In particular, WesBanco’s competitors include several major national financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by WesBanco such as new payment system technologies and cryptocurrency, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. Competitively priced deposits from other banks may cause a loss of deposits to be replaced by more expensive wholesale funding. WesBanco also faces competition from financial technology (“FinTech”) companies, who may more efficiently underwrite and close small business and consumer loans as well as more quickly and efficiently open deposit accounts. In addition to providing products and services traditionally offered by banks, some FinTech companies allow customers to complete financial transactions without the need for bank intermediaries. This could result in the loss of revenue from transaction fees and fewer customer accounts. If WesBanco is unable to attract new and retain current customers, loan and deposit growth could decrease, causing WesBanco’s results of operations and financial condition to be negatively impacted.

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

Its ability to successfully attract and retain investment management clients is dependent upon its ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. Due to changes in economic conditions, the performance of the trust and investment services segment may be negatively impacted by the financial markets in which investment clients’ assets are invested, causing clients to seek other alternative investment options. In addition, the acquisition of FFKT’s trust department may result in more rapid decline in their trust assets due to the loss of key employees, integration risks and changes in managed custodial account policies and fees. If WesBanco is not successful, its results from operations and financial position may be negatively impacted.

CUSTOMERS MAY DEFAULT ON THE REPAYMENT OF LOANS, WHICH COULD SIGNIFICANTLY IMPACT RESULTS OF OPERATIONS THROUGH INCREASES IN THE PROVISION AND ALLOWANCE FOR LOAN LOSSES.

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

WesBanco’s regulatory agencies (FDIC for WesBanco Bank, Inc. and the Federal Reserve for WesBanco, Inc.) periodically review the allowance for loan losses. The regulatory agencies’ interpretations may differ from WesBanco’s interpretations. These differences could negatively impact WesBanco’s results of operations or financial position.

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

WesBanco Bank serves both individuals and business customers throughout West Virginia, Ohio, western Pennsylvania, Kentucky and southern Indiana. The substantial majority of WesBanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of WesBanco are affected by local and regional economic conditions, as well as national economic conditions. A downturn in these economies could have a negative impact on WesBanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of WesBanco’s loan portfolio requiring WesBanco to charge-off a higher percentage of loans and/or increase its allowance for loan losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by WesBanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result, the Bank may have to borrow funds at higher rates in order to meet liquidity needs. Lower oil and gas prices in prior years have reduced shale gas activity in the region, which somewhat negatively impacted local and regional economic conditions, affecting both commercial and retail customers, resulting in lower deposits and credit deterioration in the loan portfolio. While current prices for oil and gas have increased somewhat in the last two years, and shale gas activity has increased, these markets are volatile, and lower oil prices have returned in the latter half of 2018, potentially causing a negative impact on WesBanco’s earnings and financial condition.

WESBANCO COULD BE ADVERSELY AFFECTED BY CHANGES TO THE FISCAL, POLITICAL AND OTHER FEDERAL POLICIES.

Changes in general economic or political policies in the United States or other regions could adversely impact WesBanco’s business as well as the Bank’s customers. The current United States administration has indicated that it may propose significant changes with respect to a variety of issues, including international trade agreements, import and export regulations, tariffs and customs duties, foreign relations, tax laws, corporate governance laws and corporate fuel economy standards, that could have a positive or negative impact on WesBanco’s business and the Bank’s customers including those in the wholesale and distribution, manufacturing and retail industries.

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT WESBANCO’S BANKING BUSINESS.

Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond WesBanco’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. WesBanco Bank’s net interest income can be affected significantly by changes in market interest rates and the shape of the yield curve. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, WesBanco cannot be certain that changes in interest rates or the shape of the interest rate yield curve will not negatively impact its results of operations or financial position. The higher interest rates in 2018 caused a decrease in fair value of certain lower-rate securities within our investment portfolio of which the unrealized losses were recorded in other comprehensive income.

In the current rising rate and a relatively flat yield curve environment, WesBanco’s cost of funds for banking operations may increase at a faster pace than loan and investment yields. Cost of funds also may increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and borrowings from the Federal Home Loan Bank (FHLB), correspondent banks, and other wholesale borrowing sources. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or higher deposit betas in relation to increases in federal funds rate increases, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

INTEREST RATES ON WESBANCO’S OUTSTANDING FINANCIAL INSTRUMENTS MIGHT BE SUBJECT TO CHANGE BASED ON REGULATORY DEVELOPMENTS.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Federal Reserve Board has identified the Secured Overnight Financing Rate (SOFR) as the preferred reference rate alternative to LIBOR for hedge accounting purposes. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

SIGNIFICANT DECLINES IN U.S. AND GLOBAL MARKETS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

The capital and credit markets could experience extreme disruption. These conditions result in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency in certain asset types. In many cases as has occurred in the fourth quarter of 2018, markets could exert downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Sustained weakness in business and economic conditions in any or all of the domestic or foreign financial markets could result in credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors that (such as lack of liquidity for re-sales, absence of reliable pricing information or unanticipated changes in the competitive market) could result in us having to recognize other-than-temporary impairment in the value of such investment securities, with a corresponding charge against earnings. Furthermore, our pension assets are primarily invested in equity and debt securities, and weakness in capital and credit markets could result in deterioration of these assets, and changes in certain key pension assumptions based on current interest rates, long-term rates of return and other economic or actuarial assumptions may increase minimum funding contributions and future pension expense. If these markets were to deteriorate further, these conditions may be material to WesBanco’s ability to access capital and may adversely impact results of operations.

Further, WesBanco’s trust and investment services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decline, the Bank’s revenue could be negatively impacted.

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2018, approximately 32% of WesBanco’s total securities portfolio was invested in municipal bonds. Although WesBanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which WesBanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of WesBanco’s municipal portfolio is comprised of Build America bonds. Due to the current government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions (ERP) may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, WesBanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force WesBanco to sell a municipal bond at a price where amortized cost may not be recovered. Rising interest rates could also cause the current market values of our municipal bond portfolio to decline as they all have a fixed interest component. Any of the above default risks, early redemption risks and credit risks could cause WesBanco to take impairment charges, which could be significant, that would negatively impact earnings.

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When WesBanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. WesBanco’s goodwill is $861.9 million or 44% and $573.9 million or 41% of stockholders’ equity as of December 31, 2018 and 2017, respectively. Under current accounting standards, if WesBanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. WesBanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. WesBanco completed such an impairment analysis in late 2018 and concluded that no impairment charge was necessary for the year ended December 31, 2018. WesBanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

As of December 31, 2018, WesBanco had $189.8 million in subordinated and junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets, which includes

$164.4 million in junior subordinated debt. For regulatory purposes, Trust Preferred Securities totaling $162.5 million underlying such junior subordinated debt are included in Tier 1 capital in accordance with regulatory reporting requirements. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The Dodd-Frank Act required the federal banking agencies to develop new consolidated capital requirements applicable to bank holding companies and banks. Rules issued in 2013 generally exclude trust preferred securities from Tier 1 capital beginning in 2015. However, a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. However, if WesBanco’s consolidated assets were to increase to greater than $15 billion, the existing trust preferred securities would be included as Tier 2 capital until the instruments are redeemed or mature.

In addition, new international capital standards known as Basel III, which were implemented by a U.S. federal banking agencies’ joint final rule issued in July 2013, and effective January 1, 2015, further increases the minimum capital requirements applicable to WesBanco and the Bank, which may negatively impact both entities. The Economic Growth, Regulatory Relief, and Consumer Protection (EGRRCPA) Act, enacted into law in May 2018, exempts banks with total consolidated assets of less than $10 billion that exceed the community bank leverage ratio from the capital requirements under Basel III. WesBanco’s assets are in excess of $10 billion, however, so the exemption is inapplicable. Additional information about these changes in capital requirements are described above in “Item 1. Business—Capital Requirements.”

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

LIMITED AVAILABILITY OF BORROWINGS AND LIQUIDITY FROM THE FEDERAL HOME LOAN BANK SYSTEM AND OTHER SOURCES COULD NEGATIVELY IMPACT EARNINGS.

WesBanco Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and while it retains certain short-term borrowings and for capital stock from the FHLB of Cincinnati and the FHLB of Indianapolis from prior bank acquisitions, it is no longer considered a member bank of such FHLBs. Membership in this system of quasi-governmental, regional home-loan oriented agency banks allows us to participate in various programs offered by the FHLB. We borrow funds from the FHLB, which are secured by a blanket lien on certain residential and commercial mortgage loans, and if applicable, investment securities with collateral values in excess of the outstanding balances. Future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. The FHLB’s rating assigned to WesBanco Bank may also negatively impact the amount of term collateral and other conditions imposed by the FHLB upon WesBanco Bank. Should these situations occur, WesBanco’s short-term liquidity needs could be negatively impacted. If WesBanco was restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, WesBanco may be forced to find alternative funding sources. If WesBanco is required to rely more heavily on higher cost funding sources, revenues may not increase proportionately to cover these costs, which would adversely affect WesBanco’s results of operations and financial position.

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

We can give no assurance that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders. WesBanco acquired FFKT on August 20, 2018 and plan to fully integrate FFKT’s branches and core system during the first quarter of 2019.

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

HIGHER FDIC DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS COULD ADVERSELY AFFECT WESBANCO’S FINANCIAL CONDITION.

Since 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. In order to restore reserve ratios of the deposit insurance fund, the FDIC has in the past significantly increased the assessment rates paid by financial institutions for deposit insurance. In 2016, the FDIC achieved their targeted reserve fund ratio of 1.15 percent, which allowed banks with total assets of less than $10 billion to have a reduction in costs. In September 2018, the FDIC achieved their targeted fund reserve ratio of 1.35 percent, which allowed banks with total assets greater than $10 billion in total assets to no longer pay a 4.5 basis point surcharge. Since WesBanco’s total assets exceed $10 billion, under the Dodd Frank Act, to the extent the FDIC increases reserves against future losses, any increased assessments are to be borne primarily by institutions with assets of greater than $10 billion. Per the enacted Federal tax reform legislation, FDIC insurance premiums are no longer fully deductible for federal income tax purposes for banks above $10 billion in size. Additional increases in FDIC insurance premiums and future special assessments may adversely affect WesBanco’s results of operations and financial condition.

A NEW ACCOUNTING STANDARD WILL RESULT IN A SIGNIFICANT CHANGE IN HOW WE RECOGNIZE CREDIT LOSSES AND MAY HAVE A MATERIAL IMPACT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“U.S. GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. Any material increase in our level of allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for WesBanco for the fiscal year beginning January 1, 2020. WesBanco formed a cross-functional team to oversee the implementation of this ASU, and has completed an initial data gap assessment, finalized the loan segmentation procedures, and is currently evaluating the various forecasting and modeling assumptions, including qualitative factors, that will be used to estimate the initial current expected credit loss allowance. Substantial progress has been made on the identification and staging of data, development of models, refinement of economic forecasting processes, and documentation of accounting policy decisions. In conjunction with this implementation, WesBanco is reviewing business processes and evaluating potential changes to the control environment. WesBanco plans to perform several parallel runs of the new methodology in 2019 prior to adoption of the ASU. WesBanco currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. The magnitude of the increase will depend on economic conditions and trends in the loan portfolio at the time of adoption.

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

There have been efforts on the part of third parties to breach data security at financial institutions. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. Because the techniques used to attack financial services company communications and information systems change frequently (and generally increase in sophistication), often attacks are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world, we may be unable to address these techniques in advance of attacks, including by implementing adequate preventative measures. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks, if attempted, would require substantial resources to defend, and may affect customer satisfaction and behavior. Moreover, the development and maintenance of preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated.

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

WESBANCO DEPENDS ON THIRD PARTIES FOR PROCESSING AND HANDLING OF COMPANY RECORDS AND DATA.

WesBanco relies on software developed by third party vendors to process various transactions. These transactions include, but are not limited to, general ledger, payroll, employee benefits, trust record keeping, loan and deposit processing, merchant processing, and securities portfolio management. While WesBanco performs a review of controls instituted by the vendors over these programs in accordance with industry standards and performs its own testing of user controls, WesBanco must rely on the continued maintenance and improvement of these controls by the third party, including safeguards over the security of customer data. In addition, WesBanco maintains backups of key processing output daily in the event of a failure on the part of any of these systems. Nonetheless, WesBanco may incur a temporary disruption in its ability to conduct its business or process its transactions or incur damage to its reputation if the third party vendor, or the third party vendor’s subcontractor, fails to adequately maintain internal controls or institute necessary changes to systems. Such disruption or breach of security may have a material adverse effect on WesBanco’s business, financial condition, and results of operations.

WESBANCO IS EXPOSED TO OPERATIONAL RISK THAT COULD ADVERSELY IMPACT THE COMPANY.

WesBanco is exposed to multiple types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, clerical or record-keeping errors and computer or telecommunications systems malfunctions. WesBanco’s business is dependent on the processing of the ability to process a large number of increasingly complex transactions. WesBanco could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, as a result of either human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

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

As of December 31, 2018, approximately 21% of WesBanco’s loan portfolio was comprised of residential real estate loans, and 50% was comprised of commercial real estate loans.

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

The company’s CRE loan portfolio is concentrated in West Virginia, Ohio, Pennsylvania, Kentucky and Indiana. There is a wide variety of economic conditions within the local markets of the three states in which most of the company’s CRE loan portfolio is situated. Rates of employment, consumer loan demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas, cities and towns. Metropolitan markets comprise various submarkets where property values and demand can be affected by many factors, such as demographic makeup, geographic features, transportation, recreation, local government, school systems, utility infrastructure, tax burden, building-stock age, zoning and building codes, and available land for development. As a result of the high concentration of the company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market, which could lead to losses, which could have a material adverse effect on the business, financial condition and results of operations of the company.

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

WesBanco has $164.4 million and $138.6 million in junior subordinated debt in its Consolidated Balance Sheet as of December 31, 2018 and 2017, respectively. WesBanco received approval from the Federal Reserve Bank to early redeem $17.0 million of trust preferred securities in 2018 with available cash and without raising replacement capital, but there is no guarantee we will not be required to raise additional Tier 1 capital when all remaining trust preferred securities become Tier 2 capital after crossing $15 billion in total assets in the future.

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

WesBanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2018, WesBanco operated 209 banking offices in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, of which 161 were owned and 48 were leased. WesBanco also operated four loan production offices leased in West Virginia, Ohio and western Pennsylvania. These leases expire at various dates through November 2040 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

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

At various building locations, WesBanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $1.0 million, $1.3 million and $0.8 million in 2018, 2017 and 2016, respectively. For additional disclosures related to WesBanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

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

WesBanco’s common stock is quoted on the NASDAQ Global Select Stock Market under the symbol WSBC. The approximate number of record holders of WesBanco’s $2.0833 par value common stock as of February 15, 2019 was 7,617. The number of holders does not include WesBanco employees who have purchased stock or had stock allocated to them through WesBanco’s Employee Stock Ownership and 401(k) plan (the “KSOP”). All WesBanco employees who meet the eligibility requirements of the KSOP are included in this retirement plan.

At December 31, 2018, the closing stock price of WesBanco’s stock was $36.69. For 2018, the stock price high and low was $51.12 and $34.14, respectively, with a quarterly dividend of $0.29 per share. The dividend was increased again in February 2019 to $0.31 per share, a $0.02 per share or 6.9% increase to be paid April 1, 2019.

In April 2015, WesBanco shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

At December 31, 2018, WesBanco had thirteen capital trusts, which are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities and lending the proceeds to WesBanco. The debentures and trust preferred securities issued by the trusts provide that WesBanco has the right to elect to defer the payment of interest on the debentures and trust preferred securities for up to an aggregate of 20 quarterly periods. However, if WesBanco should defer the payment of interest or default on the payment of interest, it may not declare or pay any dividends on its common stock during any such period. For additional disclosure relating to WesBanco Trust Preferred Securities, refer to Note 11, “Subordinated Debt and Junior Subordinated Debt” in the Consolidated Financial Statements.

Federal and state laws impose restrictions on the ability of the Bank to pay dividends, which restrictions are more fully described in “Item 1. Business—Payment of Dividends.”

As of December 31, 2018, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time. As per the below table, the first plan has 92,535 shares remaining to repurchase, and the second plan has 1,000,000 shares remaining to repurchase.

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

The following table shows the activity in WesBanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2018				1,092,556

October 1, 2018 to October 31, 2018
Open market repurchases	—	—	—	1,092,556
Other transactions (1)	17,358	$44.18	N/A	N/A

November 1, 2018 to November 30, 2018
Open market repurchases	—	—	—	1,092,556
Other transactions (1)	1,402	41.64	N/A	N/A

December 1, 2018 to December 31, 2018
Open market repurchases	—	—	—	1,092,556
Other repurchases (2)	21	40.10	21	1,092,535
Other transactions (1)	2,754	39.26	N/A	N/A

Fourth Quarter 2018
Open market repurchases	—	—	—	1,092,556
Other repurchases (2)	21	40.10	21	1,092,535
Other transactions (1)	21,514	43.38	N/A	N/A

Total	21,535	$43.38	21	1,092,535

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.
(2)	Consists of shares purchased from employees for the payment of withholding taxes to facilitate stock compensation transactions.

The following graph shows a comparison of cumulative total shareholder returns for WesBanco, the Russell 2000 Index, the SNL Small Cap Bank Index and the SNL Mid Cap Bank Index. The total shareholder return assumes a $100 investment in the common stock of WesBanco and each index since December 31, 2013 with reinvestment of dividends.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
WesBanco, Inc.	100.00	111.82	99.29	146.57	142.15	131.69
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Small Cap Bank Index	100.00	105.40	115.43	163.66	171.65	153.83
SNL Mid Cap Bank Index	100.00	101.86	109.65	152.25	152.87	125.02

The SNL Small Cap Bank Index, used in prior years as a specific industry index to compare to WesBanco’s stock performance, is no longer comparable, as WesBanco’s market capitalization has increased to over $2 billion. WesBanco has replaced the index with the SNL Mid Cap Bank Index as it represents banks more similar in size to WesBanco, as this index is comprised of banks with market capitalization between $1 and $5 billion.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from WesBanco’s audited financial statements as of and for the five years ended December 31, 2018. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. WesBanco’s acquisitions during the five years ended December 31, 2018 include FFKT on August 20, 2018, FTSB on April 5, 2018, YCB on September 9, 2016 and ESB on February 10, 2015 and include the results of operations since the date of acquisition.

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2018	2017	2016	2015	2014
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$2.93	$2.15	$2.16	$2.15	$2.39
Earnings per common share—diluted	2.92	2.14	2.16	2.15	2.39
Earnings per common share—diluted, excluding certain items (1)(2)	3.21	2.45	2.37	2.34	2.42
Dividends declared per common share	1.16	1.04	0.96	0.92	0.88
Book value at year end	36.24	31.68	30.53	29.18	26.90
Tangible book value at year end (1)	19.63	18.42	17.19	16.51	16.09
Average common shares outstanding—basic	48,889,041	44,003,208	40,100,320	37,488,331	29,249,499
Average common shares outstanding—diluted	49,022,990	44,075,293	40,127,076	37,547,127	29,333,876
SELECTED BALANCE SHEET INFORMATION
Securities	$3,146,800	$2,284,822	$2,316,214	$2,422,450	$1,511,094
Loans held for sale	8,994	20,320	17,315	7,899	5,865
Net portfolio loans	7,607,333	6,296,157	6,205,762	5,024,132	4,042,112
Total assets	12,458,632	9,816,178	9,790,877	8,470,298	6,296,565
Deposits	8,831,633	7,043,588	7,040,879	6,066,299	5,048,983
Total FHLB and other borrowings	1,344,696	1,133,008	1,168,322	1,123,106	303,816
Subordinated debt and junior subordinated debt	189,842	164,327	163,598	106,196	106,176
Shareholders’ equity	1,978,827	1,395,321	1,341,408	1,122,132	788,190
SELECTED RATIOS
Return on average assets	1.26%	0.96%	0.97%	0.99%	1.12%
Return on average assets, excluding certain items (1)(2)	1.39	1.09	1.07	1.08	1.13
Return on average tangible assets (1)	1.40	1.05	1.06	1.08	1.20
Return on average tangible assets, excluding certain items (1)(2)	1.53	1.20	1.16	1.17	1.21
Return on average equity	8.68	6.83	7.13	7.62	8.97
Return on average equity, excluding certain items (1)(2)	9.54	7.79	7.83	8.30	9.08
Return on average tangible equity (1)	16.24	12.23	12.73	13.41	15.39
Return on average tangible equity, excluding certain items (1)(2)	17.78	13.90	13.96	14.58	15.57
Net interest margin (3)	3.52	3.44	3.32	3.41	3.61
Efficiency ratio (1)	54.60	56.44	56.69	57.05	59.59
Average loans to average deposits	87.60	89.86	85.79	78.53	76.89
Allowance for loan losses to total loans	0.64	0.71	0.70	0.82	1.09
Allowance for loan losses to total non-performing loans	134.31	104.35	110.76	92.84	87.76
Non-performing assets to total assets	0.35	0.50	0.49	0.60	0.89
Net loan charge-offs to average loans	0.06	0.13	0.12	0.23	0.23
Average shareholders’ equity to average assets	14.54	14.04	13.60	13.04	12.48
Tangible equity to tangible assets (1)	9.28	8.79	8.20	7.95	7.88
Tier 1 leverage ratio	10.74	10.39	9.81	9.38	9.88
Tier 1 capital to risk-weighted assets	15.09	14.12	13.16	13.35	13.76

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2018	2017	2016	2015	2014
Total capital to risk-weighted assets	15.99%	15.16%	14.18%	14.11%	14.81%
Common equity tier 1 capital ratio (CET 1)	13.14	12.14	11.28	11.66	N/A
Dividend payout ratio	39.59	48.37	44.44	42.79	36.82
Trust assets at market value (4)	$4,269,961	$3,943,519	$3,723,142	$3,625,411	$3,840,540

(1)	See non-GAAP Measures with this “Item 6. Selected Financial Data” for additional information relating to the calculation of this item.
(2)	Certain items excluded from the calculation consist of after-tax merger-related expenses and the net deferred tax asset revaluation.
(3)

Presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% for 2018 and 35% for each prior period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(4)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

N/A—not applicable

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
SUMMARY STATEMENTS OF INCOME
Interest and dividend income	$414,957	$332,424	$286,097	$261,712	$215,991
Interest expense	67,721	42,129	32,767	24,725	22,763

Net interest income	347,236	290,295	253,330	236,987	193,228
Provision for credit losses	7,764	9,986	8,478	8,353	6,405

Net interest income after provision for credit losses	339,472	280,309	244,852	228,634	186,823
Non-interest income	100,276	88,840	81,499	74,466	68,504
Non-interest expense	265,224	220,860	208,680	193,923	161,633

Income before provision for income taxes	174,524	148,289	117,671	109,177	93,694
Provision for income taxes	31,412	53,807	31,036	28,415	23,720

Net income	$143,112	$94,482	$86,635	$80,762	$69,974

Earnings per common share—basic	$2.93	$2.15	$2.16	$2.15	$2.39

Earnings per common share—diluted	$2.92	$2.14	$2.16	$2.15	$2.39

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

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Tangible equity to tangible assets:
Total shareholders’ equity	$1,978,827	$1,395,321	$1,341,408	$1,122,132	$788,190
Less: goodwill and other intangible assets, net of deferred tax liability	(906,887)	(583,903)	(586,403)	(487,270)	(316,914)

Tangible equity	1,071,940	811,418	755,005	634,862	471,276
Total assets	12,458,632	9,816,178	9,790,877	8,470,298	6,296,565
Less: goodwill and other intangible assets, net of deferred tax liability	(906,887)	(583,903)	(586,403)	(487,270)	(316,914)

Tangible assets	$11,551,745	$9,232,275	$9,204,474	$7,983,028	$5,979,651

Tangible equity to tangible assets	9.28%	8.79%	8.20%	7.95%	7.88%

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Tangible book value per share:
Total shareholders’ equity	$1,978,827	$1,395,321	$1,341,408	$1,122,132	$788,190
Less: goodwill and other intangible assets, net of deferred tax liability	(906,887)	(583,903)	(586,403)	(487,270)	(316,914)

Tangible equity	1,071,940	811,418	755,005	634,862	471,276
Common shares outstanding	54,598,134	44,043,244	43,931,715	38,459,635	29,298,188

Tangible book value per share at year end	$19.63	$18.42	$17.19	$16.51	$16.09

Return on average tangible equity:
Net income	$143,112	$94,482	$86,635	$80,762	$69,974
Add: amortization of intangibles, net of tax	5,514	3,211	2,339	2,038	1,248

Net income before amortization of intangibles	148,626	97,693	88,974	82,800	71,222
Average total shareholders’ equity	1,648,425	1,383,935	1,215,888	1,059,490	780,423
Less: average goodwill and other intangibles, net of deferred tax liability	(732,978)	(584,885)	(516,840)	(442,215)	(317,523)

Average tangible equity	$915,447	$799,050	$699,048	$617,275	$462,900

Return on average tangible equity	16.24%	12.23%	12.73%	13.41%	15.39%

Return on average tangible assets:
Net income	$143,112	$94,482	$86,635	$80,762	$69,974
Add: amortization of intangibles, net of tax	5,514	3,211	2,339	2,038	1,248

Net income before amortization of intangibles	148,626	97,693	88,974	82,800	71,222
Average total assets	11,337,379	9,854,312	8,939,886	8,123,981	6,253,253
Less: average goodwill and other intangibles, net of deferred tax liability	(732,978)	(584,885)	(516,840)	(442,215)	(317,523)

Average tangible assets	$10,604,401	$9,269,427	$8,423,046	$7,681,766	$5,935,730

Return on average tangible assets	1.40%	1.05%	1.06%	1.08%	1.20%

Efficiency Ratio
Non-interest expense	$265,224	$220,860	$208,680	$193,923	$161,633
Less: restructuring and merger-related expense	(17,860)	(945)	(13,261)	(11,082)	(1,309)

Non-interest expense excluding restructuring and merger-related expense	247,364	219,915	195,419	182,841	160,324
Net interest income on a fully-taxable equivalent basis	352,760	300,789	263,232	246,014	200,545
Non-interest income	100,276	88,840	81,499	74,466	68,504

Net interest income on a fully-taxable equivalent basis plus non-interest income	$453,036	$389,629	$344,731	$320,480	$269,049

Efficiency Ratio	54.60%	56.44%	56.69%	57.05%	59.59%

Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses:
Net income	$143,112	$94,482	$86,635	$80,762	$69,974
Add: net deferred tax asset revaluation	—	12,780	—	—	—
Add: after-tax merger-related expenses (1)	14,109	614	8,619	7,203	851

Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses	$157,221	$107,876	$95,254	$87,965	$70,825

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses per diluted share:
Net income per diluted share	$2.92	$2.14	$2.16	$2.15	$2.39
Add: net deferred tax asset revaluation per diluted share	—	0.29	—	—	—
Add: after-tax merger-related expenses per diluted share (1)	0.29	0.02	0.21	0.19	0.03

Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses per diluted share	$3.21	$2.45	$2.37	$2.34	$2.42

Return on average equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$143,112	$94,482	$86,635	$80,762	$69,974
Add: after-tax merger-related expenses (1)	14,109	614	8,619	7,203	851
Add: net deferred tax asset revaluation	—	12,780	—	—	—

Net income, excluding after-tax merger-related expenses and net deferred tax asset revaluation	157,221	107,876	95,254	87,965	70,825

Average total shareholders’ equity	$1,648,425	$1,383,935	$1,215,888	$1,059,490	$780,423

Return on average equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation	9.54%	7.79%	7.83%	8.30%	9.08%

Return on average tangible equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$143,112	$94,482	$86,635	$80,762	$69,974
Add: after-tax merger-related expenses (1)	14,109	614	8,619	7,203	851
Add: net deferred tax asset revaluation	—	12,780	—	—	—
Add: amortization of intangibles, net of tax	5,514	3,211	2,339	2,038	1,248

Net income before amortization of intangibles and excluding after-tax merger-related expenses and net deferred tax asset revaluation	162,735	111,087	97,593	90,003	72,073
Average total shareholders’ equity	1,648,425	1,383,935	1,215,888	1,059,490	780,423
Less: average goodwill and other intangibles, net of deferred tax liability	(732,978)	(584,885)	(516,840)	(442,215)	(317,523)

Average tangible equity	$915,447	$799,050	$699,048	$617,275	$462,900

Return on average tangible equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation	17.78%	13.90%	13.96%	14.58%	15.57%

Return on average assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$143,112	$94,482	$86,635	$80,762	$69,974
Add: after-tax merger-related expenses (1)	14,109	614	8,619	7,203	851
Add: net deferred tax asset revaluation	—	12,780	—	—	—

Net income, excluding after-tax merger-related expenses and net deferred tax asset revaluation	157,221	107,876	95,254	87,965	70,825

Average total assets	$11,337,379	$9,854,312	$8,939,886	$8,123,981	$6,253,253

Return on average tangible assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation	1.39%	1.09%	1.07%	1.08%	1.13%

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Return on average tangible assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$143,112	$94,482	$86,635	$80,762	$69,974
Add: amortization of intangibles, net of tax	5,514	3,211	2,339	2,038	1,248
Add: after-tax merger-related expenses (1)	14,109	614	8,619	7,203	851
Add: net deferred tax asset revaluation	—	12,780	—	—	—

Net income, before amortization of intangibles and excluding after-tax merger-related expenses and net deferred tax asset revaluation	162,735	111,087	97,593	90,003	72,073
Average total assets	11,337,379	9,854,312	8,939,886	8,123,981	6,253,253
Less: average goodwill and other intangibles, net of deferred tax liability	(732,978)	(584,885)	(516,840)	(442,215)	(317,523)

Average tangible assets	$10,604,401	$9,269,427	$8,423,046	$7,681,766	$5,935,730

Return on average tangible assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation	1.53%	1.20%	1.16%	1.17%	1.21%

(1)	Tax effected at 21% for the periods in 2018 and 35% for all prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of WesBanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-Qs for the prior quarters ended March 31, June 30 and September 30, 2018, respectively, and documents subsequently filed by WesBanco which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and FFKT may not be integrated successfully or such integration may take longer to accomplish than excepted; the expected cost savings and any revenue synergies from the merger of WesBanco and FFKT may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and FFKT may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

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

Allowance for Credit Losses—The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio and in future advances against loan commitments. Determining the amount of the allowance requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the appropriateness of the allowance at least quarterly. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change from period to period.

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

Goodwill and Other Intangible Assets—WesBanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. As of December 31, 2018, the carrying value of goodwill and other intangibles was $861.9 million and $57.0 million, respectively, which represents approximately 43.6% and 2.9% of total shareholders’ equity, respectively. As of December 31, 2018, WesBanco’s Community Banking segment had two reporting units with goodwill.

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

WesBanco concluded that goodwill at the reporting units was not impaired as of November 30, 2018, and also determined that goodwill was not impaired as of December 31, 2018 as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2018, the date of the most recent goodwill impairment evaluation.

Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. WesBanco does not have any indefinite-lived intangible assets. Intangible assets with finite useful lives as of December 31, 2018 are comprised of $54.5 million in core deposit intangibles held at the community banking segment and $2.5 million in trust customer relationship intangibles held at the trust and investment services segment. As of December 31, 2018, there were no indicators of impairment related to intangible assets with finite useful lives.

EXECUTIVE OVERVIEW

On April 5, 2018, WesBanco completed the acquisition of First Sentry Bancshares, Inc. (“FTSB”), a bank holding company headquartered in Huntington, WV with approximately $0.7 billion in assets, excluding goodwill, and five branches in West Virginia. On August 20, 2018, WesBanco completed the acquisition of Farmers Capital Bank Corporation (“FFKT”), a bank holding company headquartered in Frankfort, KY with approximately $1.6 billion in assets, excluding goodwill, and 34 branches in Kentucky.

Net income increased $48.6 million or 51.5% to $143.1 million in 2018 compared to 2017. Net income excluding after-tax merger-related expenses and net deferred tax asset revaluation (non-GAAP measure) increased $49.3 million or 45.7% to $157.2 million. Net interest income improved $56.9 million or 19.6%, primarily through a 14.8% increase in average earning assets from the FTSB and FFKT acquisitions, larger investment portfolio and a higher net interest margin of 3.52% as compared to 3.44% in 2017. The net interest margin benefited from increases in the Federal Reserve Board’s target federal fund rates through 2018, purchase accounting-related accretion for both acquisitions and the higher margin on the acquired FFKT net assets, partially offset by higher funding costs and a flattening yield curve. Non-interest income increased $11.4 million or 12.9% in 2018 compared to 2017. Growth was achieved in certain categories of non-interest income: electronic banking fees increased $4.1 million, service charges on deposits increased $3.1 million, trust fees increased $1.9 million, bank-owned life insurance increased $1.6 million and payment processing fees increased $1.0 million. Excluding merger-related costs, non-interest expense increased $27.4 million or 12.5% reflecting three quarters of the FTSB acquisition and one and half quarters of the FFKT acquisition. Overall, WesBanco’s costs continued to be well controlled in 2018 as WesBanco achieved the best efficiency ratio in the last five years of 54.60% (non-GAAP measure), a 184 basis point improvement from 2017.

Total assets as of December 31, 2018 increased $2.6 billion or 26.9% compared to December 31, 2017, primarily due to the acquisitions of FTSB and FFKT. In addition, WesBanco crossed the $10 billion asset threshold during the first quarter of 2018. Portfolio loans of $7.7 billion increased 20.7% over the last twelve months, reflecting the acquired loan portfolios of FTSB and FFKT. Secondary market loan sales in the residential real estate portfolio continued to increase, which reduced the amount of new mortgage loans that would otherwise be held on the balance sheet. As of December 31, 2018, despite the addition of approximately $1.4 billion of portfolio loans from the acquisitions of FTSB and FFKT, non-performing loans and non-performing assets decreased in 2018 compared to 2017 both on an absolute dollar basis and as a percentage of the portfolio. Criticized and classified loan balances decreased as a percentage of total loans in 2018 compared to the prior period. Total deposits, excluding CDs, increased 27.9%, which includes 5.8% organic growth in interest bearing and non-interest bearing demand deposits, which now represent 51.9% of total deposits as of December 31, 2018.

WesBanco continues to maintain strong regulatory capital ratios as both consolidated and bank-level regulatory capital ratios are above the applicable “well-capitalized” standards promulgated by bank regulators and the BASEL III capital standards. As of December 31, 2018, Tier I leverage was 10.74%, Tier I risk-based capital was 15.09%, and total risk-based capital was 15.99% and the Common Equity Tier 1 capital ratio, was 13.14%. Total tangible equity to tangible assets (non-GAAP measure) was 9.28% at December 31, 2018, increasing from 8.79% at December 31, 2017, as a result of increases in tangible shareholders’ equity at a faster pace than the increase in tangible assets.

Strong earnings and improved total capital have enabled WesBanco to increase the quarterly dividend rate 11.5% to $0.29 per share in the first quarter of 2018, the eleventh increase over the last eight years, cumulatively representing a 107% increase. The dividend was increased again in February 2019 to $0.31 per share, a $0.02 per share or 6.9% increase, to be paid April 1, 2019.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the twelve months ending December 31, 2018, net income was $143.1 million, or $2.92 per diluted share, compared to $94.5 million, or $2.14 per diluted share, for 2017. Per share earnings increased to $2.92 per diluted share for 2018 compared to $2.14 per diluted share for 2017, an increase of 36.4%. Excluding the 2017 net deferred tax asset revaluation, as a result of the late 2017 enacted Federal tax reform legislation, and after-tax merger-related expenses in both years (non-GAAP measure), net income for the twelve months ended December 31, 2018, increased 45.7% to $157.2 million compared to $107.9 million for 2017. On the same basis, per share earnings increased to $3.21 per diluted share for 2018 compared to $2.45 per diluted share for 2017, an increase of 31.0%.

For the twelve months ending December 31, 2018, net interest income increased $56.9 million, or 19.6%, primarily due to the FTSB and FFKT acquisitions, which closed on April 5, 2018 and August 20, 2018, respectively. The net interest margin increased eight basis points to 3.52%. The increase in the net interest margin reflects the benefit from the increases in the Federal Reserve Board’s target federal funds rate over the past year. Average loan total balances increased 10.3% and average total taxable securities increased 32.6% from 2017, primarily due to the FTSB and FFKT acquisitions as well as additional investment securities purchased in the first quarter of 2018. The increase in the cost of interest bearing liabilities is primarily due to higher rates for interest bearing demand deposits, which include public funds, higher tier money market accounts and Federal Home Loan Bank and other borrowings. The average interest bearing deposit balances increased 10.9% from 2017 primarily due to the FTSB and FFKT acquisitions.

For 2018, non-interest income increased $11.4 million or 12.9% compared to 2017. Electronic banking fees increased $4.1 million or 21.5%, service charges on deposits increased $3.1 million or 15.3%, trust fees increased $1.9 million or 8.3%, bank-owned life insurance increased $1.6 million or 34.1% and payment processing fees increased $1.0 million or 100.0% through the acquisitions of FTSB and FFKT. Payment processing fees are from a business acquired from FFKT, which provides bill payment and electronic funds transfer services for its customers. Net securities gains decreased $1.5 million or 258.7% due primarily to a $0.9 million decrease related to the market adjustment on the deferred compensation plan.

The following comments on non-interest expense exclude merger-related expenses in both years. Non-interest expense in 2018 increased $27.4 million or 12.5% compared to 2017. With net revenue growth of 18.0% in 2018, this positive operating leverage helped to improve the efficiency ratio in 2018 to 54.6% from 56.4% in 2017. For 2018, salaries and wages increased $17.2 million or 17.7% due to increased compensation expense related to a 23.1% increase in full-time equivalent employees, primarily due to the FTSB and FFKT acquisitions, key revenue-producing positions throughout the markets and certain risk management additions as a result of the increase in total assets above the $10 billion level. Increases in net occupancy and equipment were also primarily from costs related to the additional branches from the FTSB and FFKT acquisitions and routine maintenance costs. ATM and electronic banking interchange expenses increased $1.2 million or 26.8% compared to 2017 due to the expanded customer based from the acquisitions combined with WesBanco’s legacy customers increased usage of electronic banking.

The provision for federal and state income taxes decreased to $31.4 million in 2018 compared to $53.8 million in 2017, which includes $12.8 million from the revaluation of net deferred tax assets resulting from the enacted Federal tax reform legislation in 2017. In 2018, the federal statutory rate was 21% compared to 35% in 2017. The effective tax rate was 18.0% for the year ended December 31, 2018 and for the year ended December 31, 2017, the effective tax rate was 36.3%, of which 8.6% relates to the late 2017 tax reform remeasurement.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016
Net interest income	$347,236	$290,295	$253,330
Taxable-equivalent adjustments to net interest income	5,524	10,494	9,902

Net interest income, fully taxable-equivalent	$352,760	$300,789	$263,232

Net interest spread, non-taxable-equivalent	3.21%	3.17%	3.08%
Benefit of net non-interest bearing liabilities	0.25%	0.15%	0.12%

Net interest margin	3.46%	3.32%	3.20%
Taxable-equivalent adjustment	0.06%	0.12%	0.12%

Net interest margin, fully taxable-equivalent	3.52%	3.44%	3.32%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $56.9 million or 19.6% in 2018 compared to 2017, due to a 14.8% increase in average earning asset balances, primarily driven by the acquisitions of FTSB and FFKT and related net asset accretion from purchase accounting. Average loan balances increased by 10.3% in 2018 from the acquisitions of FTSB and FFKT compared to 2017, as organic loan growth was slightly down from targeted reductions in the consumer portfolio to reduce its risk profile, lower home equity loan balances due to a lower demand as a result of higher interest rates and tax changes, elevated levels of commercial real estate loans moving to an aggressive secondary market and continued deleveraging by commercial customers reflective of the current operating environment and higher cash levels from tax reform. Total average deposits increased in 2018 by $930.4 million or 13.1% compared to 2017, while certificates of deposit, which have the highest overall interest cost among deposits, increased by only $12.6 million or 0.9% over the same time period due to runoff in higher certificates of deposit approximately equal to those certificates of deposit acquired from FTSB and FFKT. The effect of four increases in the Federal Reserve’s target federal funds rate during 2018 and higher margins on the acquired FTSB and FFKT assets on the net interest margin were offset somewhat by lower tax equivalent yields on tax-exempt securities resulting from the decrease in the corporate tax rate to 21% for 2018. This adjustment in tax-equivalency resulted in a six basis point decrease in the taxable-equivalent adjustment to the net interest margin, causing the net interest margin to increase by only eight basis points to 3.52% for 2018 compared to 3.44% in 2017. Yields increased for all earning asset categories in 2018 except for tax-exempt securities. The cost of interest bearing liabilities increased by 28 basis points from 2017 to 2018. The increase in the cost is primarily due to rate increases for larger balance customers in interest bearing demand deposits, which include public funds, and higher rates for short and medium-term Federal Home Loan Bank borrowings. Approximately 14 basis points of accretion from the FTSB, FFKT and other prior acquisitions was included in the 2018 net interest margin compared to 8 basis points in the 2017 net interest margin.

Interest income increased $82.5 million or 24.8% in 2018 compared to 2017 due to higher overall earning assets, particularly from the FTSB and FFKT acquisitions, and higher yields in almost every earning asset category. Earning asset yields were influenced positively in 2018 compared to 2017 due to four federal funds rate increases occurring in the year. Average loan balances increased by $655.0 million or 13.0% in 2018 compared to 2017, due to the acquisitions of FTSB and FFKT. Loan yields increased by 45 basis points during this same period to 4.73% from the previously mentioned federal funds rate increases and accretion from purchase accounting from the FTSB and FFKT acquisitions. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In 2018, average loans represented 69.9% of average earning assets, a decrease from 72.8% in 2017, primarily due to purchases of taxable securities in 2018 and assumed from the acquisitions exceeding average total loan growth on a percentage basis. Average taxable securities balances increased by $518.0 million or 32.6% from 2017, consistent with management’s strategy of growing total assets above $10 billion, which occurred during the first quarter of 2018 to improve profitability. Total securities yields decreased by seven basis points in 2018 from 2017 due to the lower tax-equivalency benefit on tax-exempt securities, resulting from the “Tax Cuts and Jobs Act”, which decreased the corporate tax rate from 35% to 21%. This lower benefit was offset somewhat by higher market rates on all securities acquired and purchased in 2018. Tax-exempt securities yields decreased 73 basis points in 2018 from 2017 from the lower tax-equivalency benefit; however, this yield decrease only affected the net interest margin and not net interest income, as the tax effect is included in the provision for income taxes. The average balance of tax-exempt securities, which have the highest yields within securities, also decreased to 26.7% of total average securities in 2018 compared to 31.2% in 2017. Taxable securities yields increased by 27 basis points in 2018 as compared to 2017 due to the previously mentioned purchases at higher current rates.

Total portfolio loans increased $1.3 billion or 20.7% over the last twelve months, while total commercial loans increased $1.0 billion or 24.3%. Loan growth was achieved through $2.2 billion in total loan originations, led by $1.4 billion in business loan originations for the past twelve months. Loan growth was driven by the acquisitions of FTSB and FFKT, expanded market areas and additional commercial personnel in our core markets, partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their mortgages, and targeted reductions of the consumer portfolio to reduce the risk profile of the loan portfolio.

Interest expense increased $25.6 million or 60.7% in 2018 compared to 2017, due primarily to increases in the balances of interest bearing liabilities from the acquisitions of FTSB and FFKT and increases in the rates paid on all interest bearing liability categories. The cost of interest bearing liabilities increased by 28 basis points from 2017 to 0.92% in 2018. Average interest bearing deposits increased by $571.0 million or 10.9% from 2017, due primarily to the acquisitions of FTSB and FFKT as well as organic deposit growth, which offset a $249.7 million or 18.0% decrease in average certificates of deposit, excluding those acquired from FTSB and FFKT. The rate on interest bearing deposits increased by 17 basis points from 2017, primarily from increases in rates on interest bearing public funds and for certain larger balance customers. Average non-interest bearing demand deposits increased from 2017 to 2018 by $359.4 million or 19.8% and were 27.2% of total average deposits at December 31, 2018, compared to 25.7% at December 31, 2017, reflecting the acquisitions’ non-interest bearing demand deposits and marketing strategies. Organic average non-interest bearing demand deposits increased $145.0 million or 8.0% during this same time period. The increase in non-interest bearing deposits reflects positively on the net interest margin, as the benefit of non-interest bearing liabilities increased by 10 basis points from 2017 to 2018. Average other borrowings and junior subordinated debt balances increased by $85.8 million or 24.4% from 2017 to 2018, due to the acquisitions of FTSB and FFKT, and their average rates paid increased by 66 and 54 basis points, respectively, over this same time period due to increases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced. The average balance of FHLB borrowings increased by $155.3 million from 2018 to 2017, and their average rate paid increased by 70 basis points to 2.08% over this same time period due to higher interest rates and the replacement of some maturing shorter-term borrowings with those of a medium-term length throughout 2018 to improve asset sensitivity and liquidity measures.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2018			2017			2016
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$80,535	$1,801	2.24%	$13,811	$118	0.85%	$27,193	$145	0.53%
Loans, net of unearned income (1)	7,013,877	331,961	4.73%	6,358,845	272,007	4.28%	5,513,277	226,993	4.12%
Securities: (2)
Taxable	2,109,191	56,898	2.70%	1,591,149	38,630	2.43%	1,677,128	38,490	2.29%
Tax-exempt (3)	768,304	26,301	3.42%	723,019	29,983	4.15%	667,066	28,292	4.24%

Total securities	2,877,495	83,199	2.89%	2,314,168	68,613	2.96%	2,344,194	66,782	2.85%
Other earning assets	55,302	3,519	6.37%	47,548	2,179	4.58%	45,704	2,079	4.55%

Total earning assets (3)	10,027,209	420,480	4.19%	8,734,372	342,917	3.93%	7,930,368	295,999	3.73%

Other assets	1,310,170			1,119,940			1,009,518

Total Assets	$11,337,379			$9,854,312			$8,939,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$1,929,876	$13,144	0.68%	$1,613,451	$6,453	0.40%	$1,340,001	$2,817	0.21%
Money market accounts	1,049,059	5,016	0.48%	1,012,660	2,775	0.27%	961,847	1,860	0.19%
Savings deposits	1,454,525	1,225	0.08%	1,248,985	745	0.06%	1,134,755	696	0.06%
Certificates of deposit	1,396,446	12,450	0.89%	1,383,807	10,108	0.73%	1,514,767	10,419	0.69%

Total interest bearing deposits	5,829,906	31,835	0.55%	5,258,903	20,081	0.38%	4,951,370	15,792	0.32%
Federal Home Loan Bank borrowings	1,121,108	23,333	2.08%	965,795	13,290	1.38%	995,644	11,985	1.20%
Other borrowings	260,388	3,717	1.43%	187,298	1,442	0.77%	105,735	478	0.45%
Subordinated debt and junior subordinated debt	176,866	8,836	5.00%	164,156	7,317	4.46%	124,318	4,512	3.63%

Total interest bearing liabilities	7,388,268	67,721	0.92%	6,576,152	42,130	0.64%	6,177,067	32,767	0.53%
Non-interest bearing demand deposits	2,177,142			1,817,782			1,474,883
Other liabilities	123,544			76,443			72,048
Shareholders’ equity	1,648,425			1,383,935			1,215,888

Total Liabilities and Shareholders’ Equity	$11,337,379			$9,854,312			$8,939,886

Net interest spread			3.27%			3.29%			3.20%
Taxable equivalent net interest margin (3)		$352,759	3.52%		$300,787	3.44%		$263,232	3.32%

(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $3.4 million, $3.6 million and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $11.7 million, $5.7 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, while accretion on interest bearing liabilities acquired from prior acquisitions was $2.0 million, $1.4 million, and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for 2018 and 35% for each prior period presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2018 Compared to 2017			2017 Compared to 2016
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$1,261	$422	$1,683	$(91)	$64	$(27)
Loans, net of unearned income	29,486	30,468	59,954	36,354	8,660	45,014
Taxable securities	13,619	4,648	18,267	(2,027)	2,168	141
Tax-exempt securities (2)	1,791	(5,473)	(3,682)	2,331	(640)	1,691
Other earning assets	396	944	1,340	88	16	104

Total interest income change (2)	46,553	31,009	77,562	36,655	10,268	46,923

Increase (decrease) in interest expense:
Interest bearing demand deposits	1,462	5,219	6,692	670	2,965	3,635
Money market	103	2,138	2,241	103	812	915
Savings deposits	137	343	480	69	(20)	49
Certificates of deposit	93	2,249	2,342	(933)	622	(311)
Federal Home Loan Bank borrowings	2,399	7,644	10,043	(368)	1,673	1,305
Other borrowings	713	1,562	2,275	504	460	964
Subordinated debt and junior subordinated debt	593	926	1,519	1,647	1,158	2,805

Total interest expense change	5,500	20,081	25,592	1,692	7,670	9,362

Net interest income increase (decrease) (2)	$41,053	$10,928	$51,970	$34,963	$2,598	$37,561

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2)

The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% for 2018 and 35% for each prior period presented. WesBanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses for the year ended December 31, 2018 decreased $2.2 million or 22.3% to $7.8 million. This decrease is primarily the result of continued improvement in credit quality indicators and decreased organic loan growth most notably in the consumer portfolio, along with higher recoveries as a percentage of charge-offs. The provision for credit losses was higher than net charge-offs by $3.8 million and $1.6 million in 2018 and 2017, respectively. (Please see the “Credit Quality” and “Allowance for Credit Losses” sections of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Trust fees	$24,623	$22,740	$1,883	8.3
Service charges on deposits	23,670	20,532	3,138	15.3
Electronic banking fees	23,300	19,183	4,117	21.5
Net securities brokerage revenue	7,186	6,672	514	7.7
Bank-owned life insurance	6,427	4,794	1,633	34.1
Mortgage banking income	5,840	5,053	787	15.6
Net securities (losses) gains	(900)	567	(1,467)	(258.7)
Net gain on other real estate owned and other assets	524	658	(134)	(20.4)
Net insurance services revenue	3,207	2,967	240	8.1
Payment processing fees	1,028	—	1,028	100.0
Swap fee and valuation income	1,677	1,958	(281)	(14.4)
Other	3,694	3,716	(22)	(0.6)

Total non-interest income	$100,276	$88,840	$11,436	12.9

Non-interest income, a significant source of revenue and an important part of WesBanco’s results of operations, was 22.4% and 23.4% of net revenues for 2018 and 2017, respectively. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. Non-interest income increased $11.4 million or 12.9% compared to 2017.

Trust fees increased $1.9 million compared to 2017 as average trust assets in 2018 were higher than in 2017 due to market improvements along with customer and revenue development initiatives. As of December 31, 2018, total trust assets of $4.3 billion increased 8.3% from $3.9 billion at December 31, 2017, including $0.6 billion of trust assets acquired from FFKT. As of December 31, 2018, trust assets include managed assets of $3.7 billion and non-managed (custodial) assets of $0.6 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds for which WesBanco Investment Department serves as investment advisor, were $840.7 million as of December 31, 2018 and $959.4 million as of December 31, 2017, and are included in trust managed assets.

Service charges on deposits increased $3.1 million or 15.3% compared to the prior year due to the larger customer deposit base from the FTSB and FFKT acquisitions during 2018. As of December 31, 2018, deposits, excluding CDs, of $7.4 billion increased $1.6 billion from $5.8 billion as of December 31, 2017.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $4.1 million or 21.5% compared to 2017, due to a higher volume of debit card transactions from the FTSB and FFKT acquisitions and WesBanco’s legacy customers. The volume increase in our legacy markets is due to marketing and process initiatives as well as a higher percentage of customers using these products. Debit card interchange fees will decrease in 2019, starting on July 1, by about $2.5 million per quarter due to the impact of the Durbin amendment from the 2010 passage of the Dodd-Frank Act on banks with total assets $10 billion or greater.

Bank-owned life insurance increased $1.6 million or 34.1% compared to 2017 due to death benefits received in the first quarter of 2018 and the FFKT acquired bank-owned life insurance. As of December 31, 2018, bank-owned life insurance cash surrender value of $225.3 million increased 17.0% from $192.6 million as of December 31, 2017.

Mortgage banking income increased $0.8 million or 15.6% compared to 2017 due to increased volume and higher gain on sale margins. In the fourth quarter of 2017, WesBanco began selling mortgages on a mandatory basis as opposed to best efforts on most loans sold in the secondary market. Loans sold on a mandatory delivery basis are sold at a higher margin because the interest rate risk remains with the seller prior to the sale of the loan. To offset this risk, WesBanco enters into to be announced (“TBA”) forward securities contracts to counteract the movement in interest rates. Total mortgage production was $477.5 million in 2018, up 21.3% from 2017. Mortgages sold into the secondary market represented $192.2 million or 40.3% of overall mortgage loan production in 2018 compared to $208.7 million or 53.0% in 2017.

Net securities gains decreased $1.5 million or 258.7% compared to 2017 due to the adoption of Accounting Standards Update (“ASU”) 2016-01, which requires companies to record the changes in fair value of equity securities through net securities gains rather than other comprehensive income. In 2018, WesBanco recorded $1.0 million in net securities losses because of this new standard, which was adopted on a prospective basis. In 2017, changes in fair value of equity securities were recorded in other comprehensive income. Of the $1.0 million decrease in fair value of equity securities, $0.9 million relates to the market adjustment on the deferred compensation plan. In 2018, WesBanco recorded a $0.1 million net gain on sales and calls of debt securities. In 2017, WesBanco recorded a $0.6 million net gain on sale of debt securities.

Payment processing fees are earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name FirstNet, which was acquired with FFKT. Payment processing fee income was $1.0 million since the FFKT acquisition as of August 20, 2018. There was no prior period income.

Swap fee and valuation income decreased $0.3 million or 14.4% from 2017 primarily due to fewer new commercial swap agreements as well as negative valuation adjustments for the interest rate swaps.

TABLE 5. NON-INTEREST EXPENSE

	For the Years Ended December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Salaries and wages	$114,602	$97,361	$17,241	17.7
Employee benefits	30,079	29,933	146	0.5
Net occupancy	19,165	17,101	2,064	12.1
Equipment	17,207	16,026	1,181	7.4
Marketing	5,368	5,720	(352)	(6.2)
FDIC insurance	3,242	3,504	(262)	(7.5)
Amortization of intangible assets	6,980	4,940	2,040	41.3
Restructuring and merger-related expenses	17,860	945	16,915	1,789.9
Franchise and other miscellaneous taxes	9,847	8,423	1,424	16.9
Consulting, regulatory, accounting and advisory fees	6,975	6,857	118	1.7
ATM and electronic banking interchange expenses	5,719	4,510	1,209	26.8
Postage and courier expenses	4,143	3,879	264	6.8
Supplies	3,181	3,033	148	4.9
Legal fees	2,778	2,781	(3)	(0.1)
Communications	2,569	2,487	82	3.3
Other real estate owned and foreclosure expenses	831	1,097	(266)	(24.2)
Other	14,678	12,263	2,415	19.7

Total non-interest expense	$265,224	$220,860	$44,364	20.1

Non-interest expense in 2018 increased $44.4 million or 20.1% compared to 2017, principally from the FTSB and FFKT acquisitions, which increased assets by $2.3 billion, excluding goodwill, and added 39 offices to our branch network. In 2018, there was $17.9 million of merger-related expenses for the FTSB and FFKT acquisitions and $0.9 million in 2017 for the YCB and FTSB acquisitions. Non-interest expense, excluding merger-related expenses, increased $27.4 million or 12.5% in 2018 as compared to 2017.

Salaries and wages increased $17.2 million or 17.7% compared to 2017, due to increased compensation expense related to a 23.1% increase in full-time equivalent employees primarily related to the FTSB and FFKT acquisitions. In addition, due to the adoption of a new accounting standard (ASU 2017-07), salaries and wages included $2.9 million related to pension service expense for 2018, which was classified as employee benefits expense in 2017. The remaining increase was due to routine annual compensation adjustments and stock-based compensation increases. Employee benefits expense increased $0.1 million or 0.5% compared to 2017. The minimal increase included $3.3 million increase in health care costs and $1.0 million increase in payroll tax expense, offset by a $2.9 million decrease in pension services costs, $1.1 million decrease in other pension costs and $1.4 million decrease in deferred compensation expense due to market adjustments of the underlying investments of the deferred compensation plan.

Net occupancy increased $2.1 million in 2018 or 12.1% compared to 2017, principally due to increased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, mostly from the five acquired FTSB branches and 34 acquired FFKT branches acquired, as well as normal building maintenance and repair costs of the legacy branch network and other infrastructure needs.

Equipment costs increased $1.2 million or 7.4% compared to 2017 due to the FTSB and FFKT acquisitions and continuous improvements in technology and communication infrastructure, software costs and loan and deposit origination and customer support platforms.

FDIC insurance decreased $0.3 million or 7.5% compared to 2017, despite a larger balance sheet from the FTSB and FFKT acquisitions, as well as a full year of a lower assessment base for community banks with total assets lower than $10 billion, and certain improved financial and capital ratios resulting in lower FDIC insurance premium assessments. FDIC insurance premiums will increase an estimated $1.0 to $1.5 million annually, beginning in the second quarter of 2019 due to WesBanco’s total assets increasing above $10 billion for four consecutive quarters.

Amortization of intangible assets increased $2.0 million or 41.3% in 2018 compared to 2017. The FTSB acquisition added approximately $8.1 million in core deposit intangibles. The FFKT acquisition added approximately $37.4 million in core deposit intangibles and $2.6 million in trust customer relationship intangibles.

Restructuring and merger-related expenses in 2018 were comprised of $5.5 million expenses related to the FTSB acquisition and $12.4 million related to the FFKT acquisition. The FTSB merger-related expenses include $2.2 million from contract termination and conversion costs, $0.8 million in investment banking services, $0.7 million in change-in-control payments and $0.5 million in employee severance costs. The FFKT merger-related expenses include $7.7 million from contract termination and conversion costs, $2.3 million in investment banking services, $1.1 million in change-in-control payments and employee severance costs, $0.6 million in legal expense and $0.4 million in audit and valuation services. In 2017, $0.5 million in expenses related to the YCB acquisition and $0.4 million expenses related to the FTSB merger for legal and other professional fees.

Franchise and real property taxes increased $1.4 million or 16.9% in 2018 compared to 2017. The increase is primarily driven by a $1.0 million increase in Kentucky corporate franchise tax due to the FFKT acquisition, which was headquartered in Kentucky. Real and personal property taxes increased $0.4 million primarily due to the addition of 39 branches from the FTSB and FFKT acquisitions.

ATM and electronic banking interchange expense increased $1.2 million or 26.8% in 2018 compared to 2017 due to the increased customer base from the FTSB and FFKT acquisitions and a higher volume of debit card transactions from WesBanco’s legacy customers.

INCOME TAXES

The provision for federal and state income taxes decreased to $31.4 million in 2018 compared to $53.8 million in 2017, which includes $12.8 million from the revaluation of net deferred tax assets resulting from the enacted Federal tax reform legislation in 2017. Upon final analysis of available information and refinement of the calculation during 2018, WesBanco increased the provisional amount by $0.1 million, which was included in income tax expense. In 2018, the federal statutory rate was 21% compared to 35% in 2017. The effective tax rate was 18.0% for the year ended December 31, 2018 and for the year ended December 31, 2017, the effective tax rate was 36.3%, of which 8.6% relates to the tax reform revaluation.

FINANCIAL CONDITION

Total assets increased 26.9%, while deposits and shareholders’ equity increased 25.4% and 41.8%, respectively, compared to December 31, 2017, primarily due to the acquisitions of FTSB and FFKT. Total securities increased by $862.0 million or 37.7% from December 31, 2017 and was driven by management’s strategy to exceed the $10 billion threshold in total assets during the first quarter of 2018 by purchasing taxable securities in anticipation of the scheduled closing of FTSB. These purchases had an average yield of approximately 3.06%. In addition, the FTSB and FFKT acquisitions provided $142.9 million and $239.3 million of additional securities, respectively. Total portfolio loans increased $1.3 billion or 20.7%, with $447.3 million and $1.0 billion from the FTSB and FFKT acquisitions, respectively. Total organic loans decreased 2.5% resulting from continued targeted reductions in the consumer loan portfolio, pay downs of commercial loans outpacing growth and certain loans sold from the two acquisitions in the second and fourth quarters.

Deposits increased $1.8 billion from December 31, 2017, primarily due to the acquisitions of FTSB and FFKT. Organic deposits decreased 1.9% as increases of 5.8% and 2.7% in demand deposits and savings, respectively, were more than offset by decreases of 8.8% and 21.7% in money market deposits and certificates of deposit, respectively. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit, primarily for single service customers, and customer preferences for other deposit types, coupled with a $55.7 million decrease in CDARS® balances. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 18.3% during 2018 as short-term borrowings increased $105.7 million, new FHLB borrowings exceeded maturities by $50.5 million, with the FTSB and FFKT acquisitions providing an additional $52.3 million and $3.0 million in FHLB borrowings, respectively, and junior subordinated debt increased $25.8 million. The FTSB and FFKT acquisitions provided $9.3 million and $33.5 million in junior subordinated debentures, respectively, which was partially offset by the redemption of $17.5 million in junior subordinated debentures during in 2018. Proceeds from new borrowings were also utilized to purchase investment securities early in 2018.

Total shareholders’ equity increased by approximately $583.5 million or 41.8%, compared to December 31, 2017, primarily due to $107.3 million and $391.3 million of common stock issued in the FTSB and FFKT acquisitions, respectively, and net income exceeding dividends for the period by $85.2 million, which was partially offset by $5.3 million in additional other comprehensive loss. The other comprehensive loss resulted from a $7.2 million increase in unrealized loss in the securities portfolio, which was partially offset by a $2.1 million increase in unrealized gain in the defined benefit pension plan and other postretirement benefits during 2018. The tangible equity to tangible assets ratio (non-GAAP measure) increased to 9.28% at December 31, 2018 from 8.79% at December 31, 2017 as tangible shareholders’ equity increased at a faster pace than tangible assets, primarily as a result of the FTSB and FFKT acquisitions.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2018-2017		December 31,
(dollars in thousands)	2018	2017	$ Change	% Change	2016
Equity securities (at fair value)	$11,737	$13,457	$(1,720)	(12.8)	$12,141
Available-for-sale debt securities (at fair value)
U.S. Treasury	19,878	—	19,878	100.0	—
U.S. Government sponsored entities and agencies	141,652	71,843	69,809	97.2	54,043
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,561,255	934,922	626,333	67.0	938,289
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	168,972	114,867	54,105	47.1	96,810
Obligations of states and political subdivisions	185,114	104,830	80,284	76.6	111,663
Corporate debt securities	37,258	35,403	1,855	5.2	35,301

Total available-for-sale debt securities	$2,114,129	$1,261,865	$852,264	67.5	$1,236,106

Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$10,823	$11,465	$(642)	(5.6)	$13,394
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	148,300	170,025	(21,725)	(12.8)	215,141
Obligations of states and political subdivisions	828,520	794,655	33,865	4.3	805,019
Corporate debt securities	33,291	33,355	(64)	(0.2)	34,413

Total held-to-maturity debt securities	$1,020,934	$1,009,500	$11,434	1.1	$1,067,967

Total securities	$3,146,800	$2,284,822	$861,978	37.7	$2,316,214

Available-for-sale and equity securities:
Weighted average yield at the respective year end (2)	2.78%	2.35%			2.22%
As a % of total securities	67.6%	55.8%			53.9%
Weighted average life (in years)	5.0	4.2			4.3

Held-to-maturity securities:
Weighted average yield at the respective year end (2)	3.47%	3.85%			3.76%
As a % of total securities	32.4%	44.2%			46.1%
Weighted average life (in years)	4.6	4.2			5.0

Total securities:
Weighted average yield at the respective year end (2)	3.00%	3.01%			2.93%
As a % of total securities	100.0%	100.0%			100.0%
Weighted average life (in years)	4.8	4.2			4.6

(1)

At December 31, 2018, 2017 and 2016, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21% in 2018 and 35% in all prior periods.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, increased by $862.0 million or 37.7% from December 31, 2017 to December 31, 2018. Throughout the year, the available-for-sale portfolio increased by $852.3 million or 67.5%, while the held-to-maturity portfolio increased by $11.4 million or 1.1%. The increase in the overall portfolio from December 31, 2017 was driven partially by the acquisitions of FTSB and FFKT, and more significantly by management’s strategy to exceed the $10 billion threshold in total assets during the first quarter of 2018 by purchasing mortgage-backed securities and collateralized mortgage obligations, with an average yield of approximately 3.06%. The weighted average yield of the portfolio decreased by 1 basis point from 3.01% at December 31, 2017 to 3.00% at December 31, 2018. Though market rates increased during 2018 on all securities purchased, the decrease in the corporate federal tax rate from 35% to 21% reduced the tax-equivalent yield by approximately 73 basis points on the tax-exempt municipal bond portfolio, as the tax benefit was reduced. This decrease in the tax-equivalent yield on tax-exempt municipals more than offset the general market rate increases, as tax-exempt municipals comprise approximately 26% of WesBanco’s investment portfolio. The higher-yielding 2018 purchases helped to mitigate the impact of the tax-equivalent yield reduction on the municipal bonds, while yields on the taxable portion of the portfolio increased 27 basis points.

Total gross unrealized securities losses increased $16.3 million, from $26.7 million at December 31, 2017 to $43.0 million at December 31, 2018. WesBanco had $466.9 million in investment securities in an unrealized loss position for less than twelve months at December 31, 2018, which decreased from $664.5 million in the same category at December 31, 2017; however, the balance of investment securities in an unrealized loss position for more than twelve months increased from $787.1 million at December 31, 2017 to $1.4 billion at December 31, 2018. The overall shift of securities to the over 12 months category was due to continued increases in federal funds rates during 2018 causing market prices to decrease on certain lower-rate securities purchased or acquired in prior years. WesBanco believes that all of the unrealized securities losses at December 31, 2018 were temporary impairment losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. WesBanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does WesBanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized pre-tax losses on available-for-sale securities were $27.9 million at December 31, 2018, compared to $18.7 million at December 31, 2017. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax (losses) gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were ($0.2) million at December 31, 2018, compared to $14.3 million at December 31, 2017. With approximately 32% of the investment portfolio in the held-to-maturity category, the increase in interest rates in 2018 does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

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

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the amortized cost and tax-equivalent yields of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2018. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	One Year or less		One to Five Years		Five to Ten Years		Over Ten Years		Mortgage- backed securities		Total
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale
U.S. Treasuries	$19,882	2.37%	$—	—	$—	—	$—	—	$—	—	$19,882	2.37%
U.S. Government sponsored entities and agencies	496	2.31%	5,969	1.95%	18,273	2.34%	15,786	2.82%	102,328	2.93%	142,852	2.80%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	—	—	—	—	1,585,864	2.68%	1,585,864	2.68%
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	—	—	—	—	171,671	2.64%	171,671	2.64%
Obligations of states and political subdivisions (3)	9,746	3.72%	48,401	3.06%	81,081	3.98%	44,829	3.51%	—	—	184,057	3.61%
Corporate debt securities	2,683	1.41%	33,058	2.76%	1,989	5.58%	—	—	—	—	37,730	2.81%

Total available-for-sale securities	$32,807	2.69%	$87,428	2.87%	$101,343	3.71%	$60,615	3.33%	$1,859,863	2.66%	$2,142,056	2.78%

Held-to-maturity
U.S. Government sponsored entities and agencies	$—	—	$—	—	$—	—	$—	—	$10,823	2.19%	$10,823	2.19%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	—	—	—	—	148,300	2.52%	148,300	2.52%
Obligations of states and political subdivisions (3)	6,914	3.36%	144,201	3.27%	393,707	3.78%	283,698	3.59%	—	—	828,520	3.62%
Corporate debt securities	—	—	7,638	3.09%	25,653	3.62%	—	—	—	—	33,291	3.50%

Total held-to-maturity securities	$6,914	3.36%	$151,839	3.26%	$419,360	3.77%	$283,698	3.59%	$159,123	2.50%	$1,020,934	3.47%

Total (4)	$39,721	2.81%	$239,267	3.12%	$520,703	3.76%	$344,313	3.54%	$2,018,986	2.64%	$3,162,990	3.00%

(1)	Yields are determined based on the lower of the yield-to-call or yield-to-maturity.
(2)

Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Projected maturities based on current speeds within one year, between one and five years, between five and ten years and over ten years are expected to be approximately $10.6 million, $1.1 billion, $839.5 million and $67.7 million, respectively.

(3)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.
(4)

This table does not include equity securities, of which $7.7 million consists of investments in various mutual funds held in grantor trusts formed in connection with a deferred compensation plan, which are recorded at fair value and totaled $11.7 million at December 31, 2018.

Cost-method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $50.8 and $46.4 million at December 31, 2018 and 2017, respectively, and are included in Other Assets in the Consolidated Balance Sheets.

WesBanco’s municipal portfolio comprises 32.5% of the overall securities portfolio as of December 31, 2018, which is down from 39.4% as of December 31, 2017 due to the first quarter mortgage-backed and CMO purchases. Municipal bonds carry different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$101,557	10.0	$96,253	10.5
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	654,787	64.3	685,446	74.9
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	237,847	23.4	125,032	13.7
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	7,607	0.7	745	0.1
Not rated by either agency	16,595	1.6	7,764	0.8

Total municipal bond portfolio	$1,018,393	100.0	$915,240	100.0

(1)	The lowest available rating was used when placing the bond into a category in the table.
(2)	As of December 31, 2018 and 2017, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio at December 31, 2018, consists of $194.7 million of taxable (primarily Build America) and $823.7 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$690,463	67.8	$630,824	68.9
Revenue	327,930	32.2	284,416	31.1

Total municipal bond portfolio	$1,018,393	100.0	$915,240	100.0

Municipal bond issuer:
State Issued	$98,468	9.7	$95,160	10.4
Local Issued	919,925	90.3	820,080	89.6

Total municipal bond portfolio	$1,018,393	100.0	$915,240	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2018:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2018
(dollars in thousands)	Fair Value	% of Total
Pennsylvania	$201,493	19.8
Texas	113,254	11.1
Ohio	105,850	10.4
Kentucky	60,422	5.9
Illinois	51,421	5.1
All other states (1)	485,953	47.7

Total municipal bond portfolio	$1,018,393	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $39.3 million or 3.9% of the total municipal portfolio.

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurement, refer to Note 17, “Fair Value Measurement” in the Consolidated Financial Statements.

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

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
LOANS
Commercial real estate:
Land and construction	$528,072	6.9	$392,597	6.2	$496,539	7.9	$344,748	6.8	$262,643	6.4
Improved property	3,325,623	43.4	2,601,851	40.9	2,376,972	37.9	1,911,633	37.7	1,682,817	41.1

Total commercial real estate	3,853,695	50.3	2,994,448	47.1	2,873,511	45.8	2,256,381	44.5	1,945,460	47.5
Commercial and industrial	1,265,460	16.5	1,125,327	17.7	1,088,118	17.4	737,878	14.5	638,410	15.6

Total commercial loans	5,119,155	66.8	4,119,775	64.8	3,961,629	63.2	2,994,259	59.0	2,583,870	63.1

Residential real estate:
Land and construction	60,336	0.8	56,369	0.9	46,226	0.7	40,261	0.8	19,681	0.5
Other mortgages	1,551,271	20.2	1,296,932	20.4	1,337,164	21.4	1,207,539	23.8	909,089	22.2
Home equity lines of credit	599,331	7.8	529,196	8.3	508,359	8.1	416,889	8.2	330,031	8.1

Total residential real estate	2,210,938	28.8	1,882,497	29.6	1,891,749	30.2	1,664,689	32.8	1,258,801	30.8
Consumer	326,188	4.3	339,169	5.3	396,058	6.3	406,894	8.0	244,095	6.0

Total retail loans	2,537,126	33.1	2,221,666	34.9	2,287,807	36.5	2,071,583	40.8	1,502,896	36.8

Total portfolio loans	7,656,281	99.9	6,341,441	99.7	6,249,436	99.7	5,065,842	99.8	4,086,766	99.9
Loans held for sale	8,994	0.1	20,320	0.3	17,315	0.3	7,899	0.2	5,865	0.1

Total loans	$7,665,275	100.0	$6,361,761	100.0	$6,266,751	100.0	$5,073,741	100.0	$4,092,631	100.0

LOAN COMMITMENTS
Commercial real estate:
Land and construction	$489,991	20.9	$419,082	22.5	$392,355	22.0	$380,704	24.6	$276,075	22.5
Improved property	252,216	10.7	158,565	8.5	151,797	8.6	130,415	8.5	81,715	6.7

Total commercial real estate	742,207	31.6	577,647	31.0	544,152	30.6	511,119	33.1	357,790	29.2
Commercial and industrial	721,988	30.7	571,692	30.7	540,647	30.4	482,799	31.2	420,577	34.2

Total commercial commitments	1,464,195	62.3	1,149,339	61.7	1,084,799	61.1	993,918	64.3	778,367	63.4

Residential real estate:
Land and construction	46,285	2.0	29,454	1.6	25,468	1.4	17,369	1.1	17,402	1.4
Other mortgages	38,188	1.6	31,555	1.7	37,418	2.1	17,191	1.1	9,227	0.8
Home equity lines of credit	605,559	25.8	486,516	26.1	447,993	25.2	369,152	23.9	297,888	24.2

Total residential real estate	690,032	29.4	547,525	29.4	510,879	28.8	403,712	26.1	324,517	26.4
Consumer	41,037	1.7	36,282	1.9	36,811	2.1	35,360	2.3	26,115	2.1

Total retail commitments	731,069	31.1	583,807	31.3	547,690	30.8	439,072	28.4	350,632	28.5

Total portfolio commitments	2,195,264	93.4	1,733,146	93.0	1,632,489	91.9	1,432,990	92.7	1,128,999	91.9
Deposit overdraft limits	153,572	6.5	126,671	6.8	126,517	7.1	106,252	6.9	95,965	7.8
Commitments held for sale	2,307	0.1	3,846	0.2	17,037	1.0	6,865	0.4	3,784	0.3

Total loan commitments	$2,351,143	100.0	$1,863,663	100.0	$1,776,043	100.0	$1,546,107	100.0	$1,228,748	100.0

Letters of credit included above	$42,841	1.8	$31,951	1.7	$32,907	1.9	$27,408	1.8	$23,362	1.9

Total portfolio loans increased $1,314.8 million or 20.7% from December 31, 2017 to December 31, 2018, primarily due to the acquisitions of FTSB and FFKT. Total organic loans were down 1.3% year-over-year, when excluding the consumer loan portfolio de-emphasis strategy, or down 1.7% in total. The year-over-year decline in total organic loan growth resulted from targeted reductions in the consumer portfolio to reduce its risk profile, lower home equity loan balances due to lower demand as a result of higher interest rates and tax law changes, elevated levels of commercial real estate loans moving to an aggressive secondary financing market, and continued deleveraging by commercial customers reflective of the current operating environment and higher cash levels from tax reform. Portfolio loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. The net deferred loan costs were $3.2 million and $1.6 million as of December 31, 2018 and 2017, respectively. WesBanco conducts a deferred loan cost study to determine the allowable costs to be deferred over the life of the loan. In the most recent study, WesBanco’s deferred costs have increased at a faster rate than the related customer deferred fee income causing the balance of the deferred loan costs to outweigh the deferred loan fees primarily from home equity lines of credit, which have little fee income. Purchased loan discounts included in the portfolio loan balances were $49.3 million and $21.9 million as of December 31, 2018 and 2017, respectively. Loan accretion included in interest income on loans acquired from prior acquisitions was $11.7 million and $5.7 million for the years ended December 31, 2018 and 2017, respectively.

CRE loans represents a significant component of the loan portfolio at 50.3%, which was a 28.7% increase for the year. CRE—land and construction loan balances increased $135.5 million or 34.5% from December 31, 2017 to December 31, 2018, while CRE—improved property loans increased $723.8 million or 27.8% during the same period. Both increased primarily due to the acquisitions of FTSB and FFKT. During the third quarter of 2018, approximately $107 million of acquired loans were reclassified from C&I to CRE due to the classification of the underlying collateral.

C&I loans increased $140.1 million or 12.5% from December 31, 2017 to December 31, 2018, primarily from the acquisitions of FTSB and FFKT. Organic loans decreased 1.4% net of the $107 million reclassification noted above compared to 2017 due to continued deleveraging by commercial customers reflective of the current operating environment, higher cash levels from tax reform and the reclassification noted above. The available lines of credit within C&I loans increased 6% to 57% comparing the available lines of credit to the loan balance as of December 31, 2018. The acquisition of FTSB and FFKT resulted in obtaining new customer relationships and provides new opportunities in the Huntington, WV market and an expanded presence in the greater Lexington, Frankfort, Elizabethtown and Louisville, KY and Cincinnati, OH MSAs.

Residential real estate mortgage loans increased $328.4 million or 17.4% from December 31, 2017 to December 31, 2018, due primarily to the acquisitions of FTSB and FFKT. WesBanco retained approximately 59.7% of mortgages originated in 2018 for the portfolio compared to 47.0% in 2017. Management’s focus was to rebalance the loan originations between portfolio loans and secondary market loans, which are sold into the secondary market. As interest rates rise, WesBanco aims to keep the loan originations balanced; however, if rates decrease, the Company will focus more on secondary market loans.

HELOC loans increased $70.1 million or 13.3% from December 31, 2017 to December 31, 2018 due to the acquisitions of FTSB and FFKT. Organically, HELOC loans were down 2.8% as compared to 2017 primarily due to the rising interest rate environment and lower customer demand.

Consumer loans decreased $13.0 million or 3.8% from December 31, 2017 to December 31, 2018. The decline in consumer portfolio balances was primarily in the indirect loan portfolio for new and used auto and truck financing, and reflects our strategy to reduce the risk profile in this portfolio.

Total loan commitments increased $487.5 million or 26.2% from December 31, 2017 to December 31, 2018. Commitments in the total CRE portfolio increased approximately $164.6 million or 28.5%, C&I commitments increased $150.3 million or 26.3% and HELOC commitments increased $119.0 million or 24.5%.

Geographic Distribution—WesBanco extends credit primarily within the market areas where it has branch offices or markets adjacent thereto. Loans outside of these markets are generally only made to established customers that have other business relationships with WesBanco in its markets. Loans outside of WesBanco’s markets represented less than 3% of total loans at December 31, 2018 and less than 2% at December 31, 2017. These loans consist primarily of CRE-improved property loans, residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers and automobile loans to family members of local customers. Management does not plan to significantly increase out-of-market loans.

The geographic distribution of the loan portfolio, excluding deposit overdraft limits and loans held for sale, is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2018 (1)
	Commercial Real Estate		Commercial and Industrial	Residential Real Estate	Home Equity Lines
(percentage of exposure, rounded to nearest whole percent)	Land and Construction	Improved Property				Consumer	Total
Upper Ohio Valley MSAs	1%	6%	18%	8%	14%	22%	9%
Morgantown, WV MSA	5	4	5	4	5	5	4
Parkersburg, WV-Marietta, OH MSA	2	4	2	2	5	6	3
Huntington, WV-Ashland, KY MSA	2	5	7	3	2	3	4
Other West Virginia Locations	2	5	5	9	10	19	7
Pittsburgh, PA MSA & Other Pennsylvania Locations	8	15	16	23	17	21	17
Columbus, OH MSA	37	11	8	11	6	3	12
Western Ohio MSAs	8	11	7	14	12	3	11
Other Ohio Locations	4	8	10	9	11	9	9
Louisville, KY—Jefferson County MSA	11	11	12	5	6	2	9
Lexington, KY—Fayette County MSA	15	8	3	3	4	1	6
Other Indiana Locations	0	1	1	0	0	0	0
Other Kentucky Locations	4	7	5	7	8	3	6
Adjacent States & Outside-of-Market	1	4	1	2	0	3	3

Total	100%	100%	100%	100%	100%	100%	100%

(1) Real estate secured loans are categorized based on the address of the collateral. All other loans are categorized based on the borrower’s address.

The Upper Ohio Valley MSAs include the Wheeling, West Virginia and Weirton, West Virginia-Steubenville, Ohio MSAs. Other West Virginia locations include the Fairmont-Clarksburg and Charleston MSAs as well as communities that are not located within an MSA primarily in the northern, central and eastern parts of the state. The western Ohio MSAs include the Dayton-Springfield and the Cincinnati-Middletown MSAs. Other Ohio locations include communities in Ohio that are not located within an MSA, the majority of which are located in southeastern Ohio. Other Indiana locations include communities in Indiana that are not located within an MSA, the majority of which are located in southern Indiana. Other Kentucky locations include the Elizabethtown KY MSA along with other Kentucky locations that are not located within an MSA. Adjacent states include parts of Maryland and Tennessee that are within close proximity to WesBanco’s markets. Outside-of-market loans consist of loans in all other locations not included in any of the other defined areas and have remained relatively unchanged over the past few years.

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

Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio. Credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation focuses on the sufficiency and sustainability of the primary source of repayment, the adequacy of collateral, if any, as a secondary source of repayment, potential for guarantor support, as a tertiary source of repayment and other factors unique to each type of loan that may increase or mitigate their risk. The manner and degree of monitoring and administration of the portfolio varies by type and size of loan.

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

Each category of loans contains distinct elements of risk that impact the manner in which those loans are underwritten, structured, documented, administered and monitored. Customary terms and underwriting practices, together with specific risks associated with each category of loans and WesBanco’s processes for managing those risks are discussed in the remainder of this section.

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

Commercial loans are monitored for potential concentrations of loans to any one borrower or group of related borrowers. At December 31, 2018, WesBanco’s legal lending limit to any single borrower or their related interests approximated $171 million. The ten largest commercial relationships combined ranged from $500 million to $550 million throughout 2018, but only six relationships exceeded $50 million at December 31, 2018. These large relationships generally consist of more than one loan to a borrower or their related entities. The single largest relationship exposure approximated $75 million at December 31, 2018 and consists of multiple loans to a customer in the multi-family housing sector. The largest CRE loan exposure by property type and industry are set forth in tables 14 and 15.

Commercial loans, including renewals and extensions of maturity, are approved within a framework of individual lending authorities based on the total credit exposure of the borrower. Loans with credit exposure up to $750,000 are approved by underwriters that are not responsible for loan origination. Loans with credit exposure greater than $750,000 minimally require the approval of a commercial banking executive, and credit exposures greater than $1.5 million require approval of a credit officer that is not responsible for loan origination. Credit exposures greater than $10 million require approval of a credit committee comprised of executive management, directors, and other qualified persons that are not responsible for loan origination. Underwriters and credit officers do not receive incentive compensation based on loan origination volume. Commercial banking executives receive incentive compensation based on multiple factors that include loan origination, net growth in outstanding loan balances, fees, credit quality, and portfolio administration requirements.

CRE – land and construction consists of loans to finance land for development, investment, use in a commercial business enterprise, agricultural or minerals extraction; construction of residential dwellings for resale, multi-family apartments and other commercial buildings that may be owner-occupied or income generating investments for the owner. Construction loans generally are made only when WesBanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. However, even if WesBanco has a takeout commitment, construction loans are underwritten as if WesBanco will retain the loan upon completion of construction. In recent years, due to the low interest rate environment and low property capitalization rates, many construction loans that did not have a takeout commitment when the loan originated have been sold or refinanced in the secondary market immediately upon completion of construction, at times, resulting in significant unscheduled payoffs of loans.

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

CRE – land and construction loans require payment of interest only during the construction period, with initial terms ranging from six months up to three years for larger, multiple-phase projects, such as residential housing developments and large scale commercial projects. Interest rates are often fully floating based on an appropriate index, but may be structured in the same manner as the interest rate that will apply to the permanent loan upon completion of construction. Interest during the construction period is typically included in the project costs and therefore is often funded by loan advances. Advances are monitored to ensure that the project is at the appropriate stage of completion with each advance and that interest reserves are not exhausted prior to completion of the project. In the event a project is not completed within the initial term, the loan is re-underwritten at maturity but interest beyond the initial term must be paid by the borrower and in some instances an additional interest reserve is required as a condition of extending the maturity. Upon completion of construction, the loan is converted to permanent financing and reclassified to CRE—improved property.

CRE – improved property loans generally require monthly principal and interest payments based on amortization periods ranging from ten to twenty-five years depending on the type, age and condition of the property. Loans with amortization periods exceeding twenty years typically also have a maturity date or call option of ten years or less. Interest rates are generally adjustable after a fixed period ranging from one to five years based on an appropriate index of comparable duration. Interest rates may also be fixed for longer than five years but, for certain larger loans, the borrower may be required to enter into an interest rate derivative contract that converts WesBanco’s rate to an adjustable rate.

C&I term loans secured by equipment and other types of collateral generally require monthly principal and interest payments based on amortization periods up to ten years depending on the estimated useful life of the collateral, with interest rates that may be fixed for the term of the loan (potentially via an interest rate derivative contract) or adjustable after a fixed period ranging from one to seven years based on an appropriate index.

Commercial lines and letters of credit are generally categorized as C&I but may also be categorized as CRE—improved property loans or CRE—land and construction, if they are secured primarily by real estate. Lines of credit typically require payment of interest only with principal due on demand or at maturity. Interest rates on lines of credit are generally fully adjustable based on an appropriate short-term index. Letters of credit typically require a periodic fee with principal and interest due on demand in the event the beneficiary of the letter requests an advance on the commitment. Lines of credit may also include a fee based on the amount of the line that is not advanced. Lines and letters of credit are generally renewable or may be cancelled annually by WesBanco but may also be committed for up to three years when appropriate. Letters of credit may also require WesBanco to notify the beneficiary within a specified time in the event WesBanco does not intend to renew or extend the commitment.

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2018
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial real estate:
Land and construction	$37,064	$73,961	$16,646	$127,671	$62,837	$193,442	$144,122	$400,401
Improved property	109,585	595,923	282,515	988,023	194,443	384,751	1,758,406	2,337,600
Commercial and industrial	41,439	295,784	166,135	503,358	316,967	173,865	271,270	762,102

Total commercial loans	$188,088	$965,668	$465,296	$1,619,052	$574,247	$752,058	$2,173,798	$3,500,103

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

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by WesBanco credit policy or banking regulations, which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $105 million or 11% of the Bank’s total risk-based capital at December 31, 2018 compared to $101 million or 11% at December 31, 2017. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. Loans secured by bank deposit accounts and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly to ensure they remain appropriately margined. The total of C&I exposure secured by bank deposit accounts and marketable securities approximated $243 million at December 31, 2018 compared to $260 million at December 31, 2017. Unsecured C&I loans, which represent the highest risk, approximated $197 million at December 31, 2018, compared to $127 million at December 31, 2017. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. The single largest unsecured exposure is $6.4 million. Collateral other than real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by WesBanco. Approximately $187 million or 9.4% of C&I exposure at December 31, 2018 is secured solely by accounts receivable and inventory, compared to $108 million or 6.4% at December 31, 2017. Another $202 million or 10.2% of C&I exposure is secured by equipment or motorized vehicles at December 31, 2018, compared to $142 million or 8.4% at December 31, 2017. The remainder of the C&I portfolio is secured by multiple types of collateral, which at times includes real estate that is taken as collateral for reasons other than its value.

Most commercial loans are originated directly by WesBanco. Participation in loans originated by other financial institutions represents $389 million or 5.9% of total commercial loan exposure at December 31, 2018 compared to $309 million or 5.6% at December 31, 2017. Included in this total are Shared National Credits of $42 million at December 31, 2018 and $45 million at December 31, 2017. Shared National Credits are defined as loans in excess of $100 million that are financed by three or more lending institutions. WesBanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by WesBanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors. Total credit exposure by real estate property type and industry sectors is summarized in Tables 14 and 15.

Due to fluctuations in energy prices, the bank closely monitors its energy portfolio. At December 31, 2018, total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $52 million or 0.5% of the total loan portfolio, as compared to $55 million or 0.7% of the total loan portfolio at December 31, 2017. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $70 million in exposure or 0.7% of the total loan portfolio, as compared to $65 million or 0.8% of the total loan portfolio at December 31, 2017. Lodging properties located in the shale gas areas that may be impacted by a reduction in shale gas activities represent an additional $126 million of exposure at December 31, 2018, as compared to $131 million at December 31, 2017.

TABLE 14. CRE EXPOSURE BY PROPERTY TYPE

	December 31, 2018
	CRE Land and Construction		CRE Improved Investment		CRE Improved Owner Occupied
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Land	$92,805	$49,784	$53,341	$2,138	$11,848	$357	$210,273	$5,000	17.8
1-to-4 family	46,690	44,291	424,362	19,967	3,653	715	539,678	7,425	45.6
Multi-family	145,106	158,923	485,187	12,736	114	128	802,194	33,400	67.8
Retail	4,821	26,000	292,149	11,636	59,769	2,933	397,308	14,427	33.5
Office	45,421	12,968	261,961	36,061	150,720	3,435	510,566	16,639	43.1
Industrial	8,020	4,851	71,783	3,343	87,404	14,635	190,036	9,973	16.1
Lodging	49,504	22,136	329,924	4,318	7	—	405,889	19,787	34.3
Senior living	19,987	12,137	44,735	956	80,683	1,288	159,786	31,395	13.5
Hospital	—	38,120	2,141	—	44,364	114	84,739	15,817	7.2
Self-storage	3,397	8,137	21,552	427	655	1	34,169	4,500	2.9
Eating place	—	—	30,065	1,730	26,923	148	58,866	4,650	5.0
Gas station	278	2,505	17,430	—	55,180	12,458	87,851	5,100	7.4
Recreational	3,752	7,641	4,515	920	22,501	98	39,427	5,249	3.3
Dormitory	26,652	3,342	39,310	33	—	—	69,337	23,150	5.9
House of worship	117	—	3,076	—	62,185	1,904	67,282	3,835	5.7
Other special use	13,970	—	30,242	1,552	51,480	19,089	116,333	13,970	9.8
Mixed use	33,105	24,230	234,535	4,957	141,845	18,079	456,751	25,578	38.5
Unclassified	34,447	74,926	80,701	27,213	99,283	48,847	365,417	47,560	30.9

Total	$528,072	$489,991	$2,427,009	$127,987	$898,614	$124,229	$4,595,902	$47,560	388.3

(1)	Largest loan represents the largest contractual obligation of WesBanco, which may not be fully funded.
(2)	Bank total risk-based capital.

Multi-family apartments represent the single largest category of CRE. Including construction loans, multi-family apartment exposure increased 5.9% from $757 million at December 31, 2017 to $802 million at December 31, 2018. This exposure represents 67.8% of total risk-based capital at December 31, 2018, down from 80.6% at December 31, 2017. Approximately 60% of the total multi-family exposure is for new construction projects, many of which are expected to be refinanced in the secondary market over the next 24 months. During 2018, a number of properties refinanced in the secondary market shortly after completion and prior to stabilization. These early payoffs enabled WesBanco to continue to finance new multi-family projects throughout our market. The central Ohio market represents approximately 31% of the total multi-family apartment exposure as of December 31, 2018, compared to 37% at December 31, 2017, and the Pittsburgh/Western PA market represents approximately 14% of the total exposure as of December 31, 2018, down from 15% in 2017.

1-to-4 family represents the second largest category of CRE at $540 million. The category increased $291 million from December 31, 2017 to December 31, 2018. The category represents 45.6% of risk-based capital at December 31, 2018 compared to 26.4% at December 31, 2017. The significant increase is primarily due to the acquisitions of FTSB and FFKT. The FFKT acquisition represented $170 million or 58% of the increase from December 31, 2017 to December 31, 2018.

Office buildings represent the third largest category of CRE with total exposure of $511 million. Office exposure increased 17.1% from December 31, 2017 to December 31, 2018. This represents 43.1% of total risk-based capital at December 31, 2018, compared to 46.4% at December 31, 2017. Approximately 21% of the office building exposure is in the central Kentucky market and 17% is located in the Central Ohio market.

Lodging represents the fifth largest category of CRE with total exposure of $406 million. Lodging exposure increased 45.4% from December 31, 2017 to December 31, 2018. This category represents 34.3% of risk-based capital, compared to 29.7% at December 31, 2017. The large increase is due to the acquisition of FFKT. Approximately 31% of lodging exposure is held in central Kentucky and 19% is held in southwest Ohio.

Retail represents the sixth largest category of CRE with total exposure of $397 million. Retail exposure decreased 6.8% from December 31, 2017 to December 31, 2018. This category represents 33.5% of risk-based capital, compared to 45.3% at December 31, 2017. Approximately 25% of retail exposure is held in central Ohio and 17% is held in the Louisville, Kentucky and southern Indiana market.

Mixed use properties’ exposure of $457 million is the fourth largest category of CRE and represents 38.6% of total risk-based capital at December 31, 2018, compared to 44.3% at December 31, 2017. This category of loans includes various combinations of other property types such as retail, office or housing in one facility. Approximately 26% is in the Louisville, Kentucky and southern Indiana market, with 24% of the total exposure is in the Western PA market. Approximately $108 million of mixed use properties also include multi-family apartments in addition to the multi-family exposure summarized above.

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

In addition to the methods in which WesBanco monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of bank total risk-based capital. Loan balances used to determine compliance are based upon Call Report instructions and therefore do not necessarily match the balances displayed in Table 14. The first tier measures loans for land, land development, residential and commercial construction. This tier totals $574 million or 48.5% of risk-based capital at December 31, 2018 compared to $433 million or 46.3%, respectively, at December 31, 2017. The regulatory guidance for the first tier is 100% of total risk-based capital. The second tier measures loans included in the first tier plus multi-family apartments and other commercial investment property. This tier totals $2,625 million or 221.8% of total risk-based capital at December 31, 2018 compared to $2,174 million or 232.5% at December 31, 2017. The regulatory guidance for the second tier is 300% of total risk-based capital. The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. Total CRE exposure increased $975 million or 59.1% for the thirty-six month period ended December 31, 2018, primarily from acquisition-related growth. Management believes that although the bank is slightly above the 50% threshold, portfolio credit quality and our sound risk management practices mitigate the risk of continued CRE lending.

Basel III requires banks to identify High Volatility Commercial Real Estate (“HVCRE”) loans in their portfolios. These loans are subject to 150% weighting in the risk-based capital calculation effective January 1, 2015. These regulations require, among other things, that investment CRE loans for acquisition, development or construction that are not in permanent amortizing loan status, meet the statutory LTV guidelines, have a minimum contributed equity of 15% in cash, marketable securities or contributed land, at appraised value and the loan documentation must contain a requirement that the initial capital injection remain in the project until the loan has converted to permanent financing or is paid in full. Changes to the law in May 2018, eliminated certain CRE loan categories from being subject to the regulation, such as owner occupied, changed contributed land value from cost to appraised value for the equity component, and required only the initial capital to meet the 15% threshold remain in the project. The bank has approximately $334 million in HVCRE exposure representing 7.3% of total CRE exposure and 28% of total risk-based capital at December 31, 2018. This compares to $196 million in HVCRE exposure representing 5.5% of total CRE exposure and 21% of total risk-based capital at December 31, 2017. These loans are classified as HVCRE primarily for legal documentation reasons rather than contributed equity being less than 15%. The increase over the prior year is the result of the FFKT acquisition, which added $135 million in HVCRE exposure at December 31, 2018.

TABLE 15. C&I AND OWNER-OCCUPIED CRE EXPOSURE BY INDUSTRY

	December 31, 2018
	C&I		CRE Improved Owner Occupied Property
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Agriculture and farming	$6,235	$4,401	$879	$3	$11,518	$2,500	1.0
Energy—oil and gas	4,313	2,253	8,412	111	15,089	2,420	1.3
Energy—mining and utilities	36,228	13,769	3,541	—	53,538	12,381	4.5
Construction—general	56,306	66,923	14,846	18,129	156,204	9,973	13.2
Construction—trades	62,049	47,989	25,043	1,924	137,005	17,500	11.6
Manufacturing—primary metals	17,931	26,169	5,790	175	50,065	27,500	4.2
Manufacturing—other	131,232	72,377	40,415	3,717	247,741	23,750	20.9
Wholesale and distribution	94,046	43,177	23,421	836	161,480	25,000	13.6
Retail—automobile dealers	34,050	19,459	10,671	14,213	78,393	6,500	6.6
Retail—other sales	49,550	47,597	96,891	3,262	197,300	15,920	16.7
Transportation and warehousing	31,216	12,426	26,334	1,458	71,434	4,021	6.0
Information and communications	6,325	1,436	1,279	—	9,040	2,227	0.8
Finance and insurance	60,595	58,992	5,282	1,292	126,161	15,000	10.7
Equipment leasing	56,638	32,098	133,488	4,469	226,693	10,000	19.2
Services—real estate	63,793	23,725	44,281	279	132,078	12,000	11.2
Services—business and professional	73,097	54,793	26,791	905	155,586	12,500	13.1
Services—personal and other	43,502	7,399	38,522	12,167	101,590	16,240	8.6
Schools and education services	74,575	9,713	9,827	161	94,276	12,159	8.0
Healthcare—medical practitioners	24,935	10,222	56,474	1,219	92,850	16,639	7.8
Healthcare—hospitals and other	51,676	38,207	138,667	5,718	234,268	31,395	19.8
Entertainment and recreation	5,870	4,651	19,224	1,190	30,935	5,249	2.6
Restaurants and lodging	61,380	20,841	38,942	386	121,549	11,765	10.3
Religious organizations	41,048	13,626	63,102	2,034	119,810	15,000	10.1
Government	92,977	24,273	10,003	45,994	173,247	40,371	14.6
Unclassified	85,893	65,472	56,489	4,587	212,441	3,891	18.0

Total	$1,265,460	$721,988	$898,614	$124,229	$3,010,291	$40,371	254.4

(1)	Largest loan represents the largest contractual obligation of WesBanco, which may not be fully funded.
(2)	Bank total risk-based capital.

All of the services sectors combined represent the largest industry exposure at $389 million or 32.9% of risk-based capital; however, these sectors include a variety of service-providing businesses. Combined exposure to the services sectors decreased $46 million from December 31, 2017 to December 31, 2018. Lessors of non-residential buildings is the single largest industry group exposure in the services sector.

The healthcare sector including medical practitioners represents the second largest industry at $327 million or 27.6% of risk-based capital at December 31, 2018 compared to 28.6% at December 31, 2017. Total exposure to healthcare increased $58 million or 21.8% from December 31, 2017 to December 31, 2018. Nursing and residential care comprise the largest segment of the category.

The manufacturing sectors represent the third largest industry exposure at 25.1% of risk-based capital, decreasing from 29.3% at December 31, 2017. Total exposure to manufacturing increased 8.1% from $275 million at December 31, 2017 to $298 million at December 31, 2018. Machinery and equipment, and metal fabrication and forging, represent the largest segment of the manufacturing sector.

The construction sectors represent the fourth largest industry exposure at $293 million or 24.8% of risk-based capital at December 31, 2018 compared to 23.9% at December 31, 2017. Total exposure increased $68 million or 30.0% from December 31, 2017 to December 31, 2018. Specialty trade represents the largest segment of the construction segment.

Retail Loans—Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. This group is comprised of residential real estate loans, home equity lines of credit and consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $13 million of 1-to-4 family rental properties at December 31, 2018, down from approximately $16 million at December 31, 2017. WesBanco originates residential real estate loans for its portfolio as well as for sale in the secondary market. Portfolio loans also include loans to finance vacant land upon which the owner intends to construct a dwelling at a future date. Except for construction loans that require interest-only payments during the construction period, portfolio loans require monthly principal and interest payments to amortize the loan within terms up to thirty years. Construction periods range from six to twelve months but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a dwelling. Interest rates on portfolio loans may be fixed for up to thirty years. Adjustable rate loans are based primarily on the Treasury Constant Maturity index and can adjust annually or in increments up to fifteen years.

HELOC loans are secured by first or second liens on a borrower’s primary residence. HELOCs are generally limited to an amount which when combined with the first mortgage on the property, if any, does not exceed 90% of the market value. Maximum LTV ratios are also tiered based on the amount of the line and the borrower’s credit history. Most HELOCs originated prior to 2005 are available for draws by the borrower for up to fifteen years, at which time the outstanding balance is converted to a term loan requiring monthly principal and interest payments sufficient to repay the loan in not more than seven years. Most HELOCs originated from 2005 through 2013 are available to the borrower for an indefinite period as long as the borrower’s credit characteristics do not materially change, but may be cancelled by WesBanco under certain circumstances. Generally, lines originated since 2013 have a 15 year draw period, a ten year repayment period and also give borrowers the option to convert portions of the balance of their line into an installment loan requiring monthly principal and interest payments, with availability to draw on the line restored as the installment portions are repaid. HELOCs that originated prior to 2000 began reaching the end of their availability period starting in 2015 and years thereafter. These lines have the additional risk that the borrower will not have the capacity to make higher payments of interest and principal or may not qualify for a new line of credit. The amount of such lines that will reach the end of their availability period in 2019 represents less than 4% of the total HELOC exposure.

Consumer loans consist of installment loans originated directly by WesBanco and indirectly through dealers to finance purchases of automobiles, trucks, motorcycles, boats, and other recreational vehicles; home equity installment loans, unsecured home improvement loans, and revolving lines of credit that can be secured or unsecured. The maximum term for installment loans is generally eighty-four months for automobiles, trucks, motorcycles and boats; one hundred eighty months for travel trailers; one hundred twenty months for home equity/improvement loans; and sixty months if the loan is unsecured. Maximum terms may be less depending on age of collateral. In January 2018, the bank decided to no longer underwrite indirect loans for motorcycles, recreational vehicles, trailers, boats or off-road vehicles to reduce the overall risk profile of the portfolio. Revolving lines of credit are generally available for an indefinite period of time as long as the borrower’s credit characteristics do not materially change, but may be cancelled by WesBanco under certain circumstances. Interest rates on installment obligations are generally fixed for the term of the loan, while lines of credit are adjustable daily based on the Prime Rate.

TABLE 16. MATURITIES OF RETAIL LOANS

	December 31, 2018
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Residential real estate	$19,207	$110,424	$595,300	$724,931	$150	$7,176	$879,350	$886,676
Home equity lines of credit	831	13,079	20,652	34,562	11,061	75,061	478,647	564,769
Consumer	6,628	213,422	56,566	276,616	3,589	16,894	29,089	49,572

Total retail loans	$26,666	$336,925	$672,518	$1,036,109	$14,800	$99,131	$1,387,086	$1,501,017

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

Effective January 2014, underwriting of residential real estate loans also became subject to new regulations promulgated by the CFPB, which among other things defined the characteristics of a “qualified mortgage” and imposed new standards for determining and documenting a borrower’s ability to repay. One impact of these regulations is the risk of liability to a borrower at a future date if the borrower claims the institution had knowledge when the loan was made that the borrower did not have the ability to repay.

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

Most retail loans are originated directly by WesBanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods. WesBanco performs its own customary credit evaluation and underwriting before purchasing indirect loans. The credit risk associated with these loans is similar to that of loans originated by WesBanco, but additional risk may arise from WesBanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws. Indirect consumer loans represented $167 million or 52% of consumer loans at December 31, 2018 compared to $192 million or 57% at December 31, 2017, reflecting management’s intent to reduce the overall portfolio risk profile.

Loans Held For Sale—Loans held for sale consist of residential real estate loans originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third party investors to purchase the loans when they are originated. This practice has the effect of minimizing the amount of such loans that are unsold and the interest rate risk at any point in time. WesBanco generally does not service these loans after they are sold. While most loans are sold without recourse, WesBanco may be required to repurchase loans under certain circumstances for contractual periods of generally up to one year or less. The number and principal balance of loans that WesBanco has been required to repurchase has not been material and therefore reserves established for this exposure are not material.

Banks that have been acquired by WesBanco serviced many of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, WesBanco continues to service these loans. As of December 31, 2018 and 2017, WesBanco serviced loans for others aggregating approximately $207 million and $32 million, respectively. The increase is a result of the FFKT acquisition. The unamortized balance of mortgage servicing rights related to these loans is approximately $1.7 million at December 31, 2018 compared to less than $0.5 million at December 31, 2017.

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

TABLE 17. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDR LOANS

	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
90 days or more:
Commercial real estate—land and construction	$—	—	$—	—	$—	—	$—	—	$71	0.03
Commercial real estate—improved property	175	0.01	243	0.01	318	0.01	—	—	—	—
Commercial and industrial	13	0.00	20	0.00	229	0.02	33	—	22	—
Residential real estate	2,820	0.17	1,113	0.08	1,922	0.14	2,159	0.17	1,306	0.14
Home equity lines of credit	705	0.12	742	0.14	626	0.12	407	0.10	570	0.17
Consumer	364	0.11	608	0.18	644	0.16	527	0.13	319	0.13

Total 90 days or more	4,077	0.05	2,726	0.04	3,739	0.06	3,126	0.06	2,288	0.06

30 to 89 days:
Commercial real estate—land and construction	1,412	0.27	172	0.04	—	—	—	—	—	—
Commercial real estate—improved property	4,439	0.13	316	0.01	747	0.03	318	0.02	480	0.03
Commercial and industrial	878	0.07	721	0.06	1,522	0.14	275	0.04	216	0.03
Residential real estate	6,542	0.41	4,392	0.32	6,080	0.44	3,216	0.26	3,105	0.33
Home equity lines of credit	3,344	0.56	2,281	0.43	2,949	0.58	2,470	0.59	2,524	0.76
Consumer	2,954	0.91	3,290	0.97	4,731	1.19	4,726	1.16	3,022	1.24

Total 30 to 89 days	19,569	0.26	11,172	0.18	16,029	0.26	11,005	0.22	9,347	0.23

Total 30 days or more	$23,646	0.31	$13,898	0.22	$19,768	0.32	$14,131	0.28	$11,635	0.29

Loans past due 30 days or more and accruing interest and not reported as TDRs increased $9.7 million, representing 0.31% of total loans at December 31, 2018 as compared to 0.22% at December 31, 2017. The modest increase in the 30-89 day category was in the legacy commercial real estate portfolio and the acquired FFKT residential portfolio. This overall low level of delinquency is the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, lower unemployment and generally improved economic conditions.

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

Loans are generally placed on non-accrual when they become past due 90 days or more unless they are both well-secured and in the process of collection. Non-accrual loans include certain loans that are also TDRs as set forth in Note 5, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements. Non-accrual loans also include consumer loans that were recently discharged in Chapter 7 bankruptcy but for which the borrower has continued to make payments for less than six consecutive months after the discharge.

REO consists primarily of property acquired through or in lieu of foreclosure but may also include bank premises held for sale and residences of bank employees purchased to facilitate the relocation of those employees with WesBanco. Repossessed assets primarily consist of automobiles and other types of collateral acquired to satisfy defaulted consumer loans.

Table 18 summarizes non-performing assets.

TABLE 18. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
TDRs accruing interest:
Commercial real estate—land and construction	$—	$—	$—	$967	$—
Commercial real estate—improved property	880	1,650	1,618	2,064	2,437
Commercial and industrial	168	128	152	205	329
Residential real estate	4,185	4,321	5,311	7,227	8,215
Home equity lines of credit	426	407	473	642	740
Consumer	85	65	92	443	345

Total TDRs accruing interest	5,744	6,571	7,646	11,548	12,066

Non-accrual loans:
Commercial real estate—land and construction	—	239	766	1,023	1,488
Commercial real estate—improved property	8,413	13,318	9,535	11,507	20,227
Commercial and industrial	3,260	2,958	4,299	8,148	4,110
Residential real estate	13,831	14,661	12,994	9,461	10,329
Home equity lines of credit	4,610	4,762	3,538	2,391	1,923
Consumer	586	887	652	851	741

Total non-accrual loans	30,700	36,825	31,784	33,381	38,818

Total non-performing loans	36,444	43,396	39,430	44,929	50,884
Real estate owned and repossessed assets	7,265	5,297	8,346	5,825	5,082

Total non-performing assets	$43,709	$48,693	$47,776	$50,754	$55,966

Non-performing loans as a percentage of total portfolio loans	0.48%	0.68%	0.63%	0.89%	1.25%
Non-performing assets as a percentage of total assets	0.35	0.50	0.49	0.60	0.89
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	0.57	0.77	0.76	1.00	1.37

Accruing TDRs decreased $0.8 million or 12.6% from December 31, 2017 to December 31, 2018. There were no TDRs greater than $1 million or more at December 31, 2017 or 2018. Accruing TDRs are not concentrated in any industry, property or type of loan; however, retail loans represent 81.8% at December 31, 2018, compared to 72.9% December 31, 2017. This includes loans that were discharged in Chapter 7 bankruptcy in the current or prior year but for which the borrower has continued to make payments for at least six consecutive months after the discharge.

Non-accrual loans decreased $6.1 million or 16.6% from December 31, 2017 to December 31, 2018. Approximately $2.9 million or 9.3% of total non-accrual loans at December 31, 2018 also have restructured terms that would require them to be reported as a TDR if they were accruing interest, compared to $2.9 million or 7.8% of the total at December 31, 2017. These non-accrual loans are not concentrated in any industry, property or type of loan.

REO and repossessed assets increased $2.0 million or 37.2% from December 31, 2017 to December 31, 2018. WesBanco seeks to minimize the period for which it holds REO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral. The average holding period of REO approximated eight months at December 31, 2018, compared to 15 months at December 31, 2017. Repossessed assets are generally sold at auction within 60 days after repossession. Expenses associated with owning REO and repossessed assets charged to other expenses were $0.9 million for 2018 compared to $1.1 million for 2017. Net gains or losses on the disposition of REO and repossessed assets are credited or charged to non-interest income and approximated $25 thousand of net losses in 2018 and $1.0 million of net gains in 2017, which is primarily from an REO property acquired from YCB.

Criticized and Classified Loans—Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a description of internally assigned risk grades for commercial loans and a summary of loans by grade. WesBanco’s criticized loans are currently protected, but have weaknesses, which if not corrected, may be inadequately protected at some future date. Classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans and most commercial TDRs; however, TDRs may be upgraded after the borrower has repaid the loan in accordance with the restructured terms for a period of time, but such loans would generally continue to be reported as TDRs regardless of their grade. Criticized and classified loans totaled $83.0 million or 1.6% of total commercial loans at December 31, 2018, compared to $74.0 million or 1.8% at December 31, 2017. During the second and fourth quarters of 2018, WesBanco sold $15.7 million and $32.9 million of FTSB and FFKT underperforming loans, respectively. The sold loans for FTSB and FFKT had book values of $21.7 million and $45.2 million, respectively. The acquisition date fair value of these loans was adjusted to the sale price resulting in no recognized gain or loss.

Charge-offs and Recoveries—Total charge-offs decreased $2.1 million or 16.7% to $10.6 million, while total recoveries increased $2.3 million to $6.6 million, resulting in a decrease of $4.4 million in net charge-offs for 2018 compared to 2017. In 2018, recoveries included a $0.4 million recovery on an acquired YCB HELOC. The total net loan charge-off rate of 0.06% of average loans at December 31, 2018, compared to 0.13% at December 31, 2017 is consistent with the overall low levels of criticized and classified loans, non-performing loans, an improved economy and a return of commercial and residential real estate values to pre-recession levels. Table 19 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 19. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Charge-offs:
Commercial real estate—land and construction	$137	$72	$73	$—	$—
Commercial real estate—improved property	1,090	2,381	1,886	4,915	2,426
Commercial and industrial	1,830	2,669	3,070	2,785	3,485
Residential real estate	1,435	1,064	937	1,803	2,437
Home equity lines of credit	1,193	1,221	397	1,502	652
Consumer	3,508	3,989	3,606	2,892	3,120

Total loan charge-offs	9,193	11,396	9,969	13,897	12,120
Deposit account overdrafts	1,374	1,293	884	846	779

Total charge-offs	10,567	12,689	10,853	14,743	12,899

Recoveries:
Commercial real estate—land and construction	409	100	5	1	—
Commercial real estate—improved property	1,293	533	1,543	840	603
Commercial and industrial	1,100	938	320	435	1,194
Residential real estate	439	339	445	604	454
Home equity lines of credit	914	230	274	262	115
Consumer	2,100	1,823	1,485	1,240	1,034

Total loan recoveries	6,255	3,963	4,072	3,382	3,400
Deposit account overdrafts	379	353	225	222	233

Total recoveries	6,634	4,316	4,297	3,604	3,633

Net charge-offs	$3,933	$8,373	$6,556	$11,139	$9,266

Net (recoveries) charge-offs as a percentage of average loans:
Commercial real estate—land and construction	(0.06)%	—%	0.02%	—%	—%
Commercial real estate—improved property	(0.01)	0.08	0.02	0.22	0.11
Commercial and industrial	0.06	0.15	0.31	0.33	0.39
Residential real estate	0.07	0.05	0.04	0.10	0.22
Home equity lines of credit	0.05	0.19	0.03	0.33	0.18
Consumer	0.43	0.60	0.53	0.45	0.88

Total net loan charge-offs	0.06	0.13	0.12	0.23	0.22

ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses decreased $2.2 million in 2018 compared to 2017, and the total allowance for loan losses (“allowance”) increased $3.8 million or 8.4% from December 31, 2017 to December 31, 2018. The increase in the dollar amount of the allowance is attributable to management’s decision to increase certain qualitative factors that determine the adequacy of the allowance, offset by lower historical loss rates, improved credit quality, and charge-offs of loans that were specifically reserved in prior years, with replacement of such specific reserves not being warranted.

The allowance represented 0.64% of total portfolio loans at December 31, 2018, compared to 0.71% at December 31, 2017. However, the allowance does not include the credit portion of the fair market value adjustment for acquired loans, thus the decrease in the allowance percentage of 0.07% is primarily related to the mark-to-market accounting applied to the acquired FTSB and FFKT loans in 2018.

Table 20 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

TABLE 20. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance at beginning of year:
Allowance for loan losses	$45,284	$43,674	$41,710	$44,654	$47,368
Allowance for loan commitments	574	571	613	455	602

Total beginning balance	45,858	44,245	42,323	45,109	47,970

Provision for credit losses:
Provision for loan losses	7,597	9,983	8,520	8,195	6,552
Provision for loan commitments	167	3	(42)	158	(147)

Total provision for credit losses	7,764	9,986	8,478	8,353	6,405

Net charge-offs:
Total charge-offs	(10,567)	(12,689)	(10,853)	(14,743)	(12,899)
Total recoveries	6,634	4,316	4,297	3,604	3,633

Net charge-offs	(3,933)	(8,373)	(6,556)	(11,139)	(9,266)

Balance at end of year:
Allowance for loan losses	48,948	45,284	43,674	41,710	44,654
Allowance for loan commitments	741	574	571	613	455

Total ending balance	$49,689	$45,858	$44,245	$42,323	$45,109

Allowance for loan losses as a percentage of total portfolio loans	0.64%	0.71%	0.70%	0.82%	1.09%
Allowance for loan losses to non-accrual loans	1.59x	1.23x	1.37x	1.25x	1.15x
Allowance for loan losses to total non-performing loans	1.34x	1.04x	1.11x	0.93x	0.88x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	1.21x	0.98x	1.01x	0.87x	0.84x

The allowance consists of specific reserves for certain impaired loans, if any, and a general reserve for all other loans. WesBanco uses historical loss rates by risk grade for CRE—improved property and C&I loans, and the historical loss rates for the total of CRE—land and construction loans, retail loans and deposit overdrafts as a base loss rate for the general allowance. The base loss rate is adjusted for the impact of qualitative factors, which in management’s judgment are appropriate to accurately reflect the probable loss in each loan category. Qualitative factors include the impact of historical loss rates for the most recent 120 months, the volatility and velocity with which historical loss rates have changed during the economic cycle, economic conditions, delinquency levels and trends, non-performing and classified loan levels and trends, changes in credit policies and lending standards, concentrations of credit exposure if any, the results of regulatory examinations and internal loan reviews, and other external factors when appropriate.

Table 21 summarizes the components of the allowance.

TABLE 21. COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2018	2017	2016	2015	2014
General allowance	$48,948	$44,896	$42,797	$40,189	$40,856
Specific reserves	—	388	877	1,521	3,798

Total allowance for loan losses	48,948	45,284	43,674	41,710	44,654
Allowance for loan commitments	741	574	571	613	455

Total allowance for credit losses	$49,689	$45,858	$44,245	$42,323	$45,109

The general allowance is comprised of factors based on both historical loss experience and other qualitative factors. The general allowance increased $4.1 million or 9.0% from December 31, 2017 to December 31, 2018 due to other qualitative factors. Specific reserves were $0 at December 31, 2018, representing a decrease of $0.4 million from December 31, 2017, and the allowance for loan commitments increased $0.2 million from December 31, 2017 to December 31, 2018.

Table 22 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 22. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses:
Commercial real estate—land and construction	$4,039	$3,117	$4,348	$4,390	$5,654
Commercial real estate—improved property	20,848	21,166	18,628	14,748	17,573
Commercial and industrial	12,114	9,414	8,412	10,002	9,063
Residential real estate	3,822	3,206	4,106	4,582	5,382
Home equity lines of credit	4,356	4,497	3,422	2,883	2,329
Consumer	2,797	3,063	3,998	4,763	4,078
Deposit account overdrafts	972	821	760	342	575

Total allowance for loan losses	48,948	45,284	43,674	41,710	44,654

Allowance for loan commitments:
Commercial real estate—land and construction	169	119	151	157	194
Commercial real estate—improved property	33	26	17	26	10
Commercial and industrial	262	173	188	260	112
Residential real estate	12	7	9	7	9
Home equity lines of credit	226	212	162	117	90
Consumer	39	37	44	46	40

Total allowance for loan commitments	741	574	571	613	455

Total allowance for credit losses	$49,689	$45,858	$44,245	$42,323	$45,109

Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, specific reserves and management’s judgment with respect to the impact of qualitative factors on each category of loans. Decreases in the allowances for all loan categories generally reflect either lower loan balances, historical loss rates or reductions in non-performing and classified commercial loans. Although the allowance for credit losses is allocated as described in Table 22, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb probable losses at December 31, 2018.

DEPOSITS

TABLE 23. DEPOSITS

	December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Deposits
Non-interest bearing demand	$2,441,041	$1,846,748	$594,293	32.2
Interest bearing demand	2,146,508	1,625,015	521,493	32.1
Money market	1,142,925	1,024,856	118,069	11.5
Savings deposits	1,645,549	1,269,912	375,637	29.6
Certificates of deposit	1,455,610	1,277,057	178,553	14.0

Total deposits	$8,831,633	$7,043,588	$1,788,045	25.4

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 209 branches in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana. The FDIC insures all deposits up to $250,000 per account.

Total deposits increased by $1.8 billion or 25.4% in 2018 primarily due to the FTSB and FFKT acquisitions, which provided $1.9 billion of additional deposits, while organic deposits decreased $132.0 million or 1.9% from December 31, 2017. Interest bearing demand deposits and non-interest bearing demand deposits increased 32.2% and 32.1%, respectively, while savings and money market deposits increased 29.6% and 11.5%, respectively, due to the FTSB and FFKT acquisitions. Organic growth of $145.2 million for categories of deposits excluding certificates of deposit were the results of marketing, customer and employee incentives, focused retail and business strategies to obtain more account relationships and customers’ overall preference for shorter-term maturities. Deposit balances were also impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $174.6 million and $243.4 million for the years ended December 31, 2018 and 2017, respectively. Money market deposits were influenced through WesBanco’s participation in the Insured Cash Sweep (ICS®) money market deposits program. ICS® reciprocal balances totaled $61.4 million at December 31, 2018 compared to $65.9 million at December 31, 2017.

Certificates of deposit increased $178.6 million primarily due to the FTSB and FFKT acquisitions, which provided $456.1 million in additional certificates of deposit, while organic certificates of deposit decreased by 21.7%. The organic deposits decrease in certificates of deposit was affected by an overall corporate strategy designed to increase and remix retail deposit relationships and reducing single-service customers with a focus on overall products that can be offered at a lower cost to WesBanco. The decrease is also impacted by lower offered rates on certain maturing certificates of deposit in a rising rate environment and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $49.4 million in outstanding balances at December 31, 2018, of which $22.0 million represented one-way buys, compared to $105.0 million in total outstanding balances at December 31, 2017, of which $72.7 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $323.2 million at December 31, 2018 compared to $216.4 million at December 31, 2017. Certificates of deposit of $100,000 or more were approximately $684.6 million at December 31, 2018 compared to $581.6 million at December 31, 2017. The increases year-over-year were primarily due to the acquisitions of FTSB and FFKT. Certificates of deposit totaling approximately $821.9 million at December 31, 2018 with a cost of 1.04% are scheduled to mature within the next year. The average rate on certificates of deposit increased 16 basis points to 0.89% for the year ended December 31, 2018 from 0.73% in 2017 with a similar increase experienced for jumbo certificates of deposit. WesBanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which includes offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 24. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Maturity:
Within three months	$157,134	$169,063	$(11,929)	(7.1)
Over three to six months	102,061	96,083	5,978	6.2
Over six to twelve months	144,295	105,289	39,006	37.0
Over twelve months	281,122	211,144	69,978	33.1

Total certificates of deposit of $100,000 or more	$684,612	$581,579	$103,033	17.7

Interest expense on certificates of deposit of $100,000 or more totaled approximately $8.3 million, $4.4 million and $5.0 million in 2018, 2017 and 2016, respectively.

BORROWINGS

TABLE 25. BORROWINGS

	December 31,
(dollars in thousands)	2018	2017	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,054,174	$948,203	$105,971	11.2
Other short-term borrowings	290,522	184,805	105,717	57.2
Subordinated debt and junior subordinated debt	189,842	164,327	25,515	15.5

Total	$1,534,538	$1,297,335	$237,203	18.3

Borrowings are a significant source of funding for WesBanco in addition to deposits. During 2018, FHLB borrowings increased $106.0 million from December 31, 2017, as $640.0 million in advances, coupled with $52.3 million and $3.0 million in advances from the FTSB and FFKT acquisitions, respectively, were offset by $589.5 million in maturities and other principal pay downs. In addition, WesBanco extended the maturities of approximately $575.0 million of FHLB borrowings during the year at an average maturing cost of 1.44%, at a current average rate of 2.57% and an average term of 2.2 years. Rates have generally increased over the past year on all borrowing types due to four federal funds rate increases of 25 basis points each and associated LIBOR rate increases, upon which such borrowings are typically priced.

WesBanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. WesBanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $50.8 million at December 31, 2018, is also pledged as collateral for these advances. WesBanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2018 and 2017 was estimated to be approximately $2.3 billion and $1.8 billion, respectively.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts and borrowings on a revolving line of credit increased $105.8 million to $290.5 million at December 31, 2018 compared to $184.8 million at December 31, 2017. The increase in these borrowings is primarily due to a $130.7 million increase in securities sold under agreements to repurchase, including $9.2 million and $35.3 million acquired from FTSB and FFKT, respectively, which was partially offset by the $25.0 million decrease in federal funds purchased. At December 31, 2018, there were no outstanding federal funds purchased.

In September 2018, WesBanco renewed a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. The new revolving line of credit also requires WesBanco to maintain at all times a consolidated four quarter average return on average assets of > 0.70%, a Texas ratio of less than 25% (broadly defined as the ratio of non-performing assets to tangible common equity and the allowance for loan losses), unencumbered cash and marketable securities of at least $12.0 million, and to maintain at all times on a consolidated basis and for the Bank a total risk-based capital ratio of > 12.0%, a Tier 1 risk-based capital ratio of > 10.0% and a Tier 1 leverage ratio of > 7.0%. WesBanco was in compliance with all terms and conditions at December 31, 2018. There was no outstanding balance as of December 31, 2018 or 2017.

CONTRACTUAL OBLIGATIONS

TABLE 26. CONTRACTUAL OBLIGATIONS

		December 31, 2018 (1)
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$7,376,023	$—	$—	$—	$7,376,023
Certificates of deposit	9	821,939	457,431	132,531	43,709	1,455,610
Federal Home Loan Bank borrowings	10	488,561	546,020	17,830	1,763	1,054,174
Other short term borrowings	10	290,522	—	—	—	290,522
Subordinated debt and junior subordinated debt	11	—	—	—	189,842	189,842
Future benefit payments under benefit plans (2)(3)	13	4,891	12,479	13,968	261,880	293,218
Director and executive officer retirement plans (2)	N/A	1,313	2,206	2,136	3,106	8,761
Leases (2)	6	4,822	8,305	6,408	15,891	35,426
Software licenses and maintenance agreements (2)	N/A	2,873	5,961	6,249	—	15,083
Naming rights	N/A	250	500	500	—	1,250
Limited partnership funding commitments	8	7,061	4,714	881	1,859	14,515

Total		$8,998,255	$1,037,616	$180,503	$518,050	$10,734,424

(1)	Represents maturities of principal and excludes interest payments.
(2)	These payments are recognized as expense in the income statement when incurred and not necessarily at the time of payment.
(3)

Pension plan assets of $141.1 million were available at December 31, 2018 to absorb the undiscounted future estimated payments to plan participants in the WesBanco Defined Benefit Pension Plan of which the discounted benefit obligation is $128.8 million at December 31, 2018. In addition to the WesBanco Defined Benefit Pension Plan, this includes the FFKT Postretirement Medical Benefit Plan, which has no plan assets.

Significant fixed and determinable contractual obligations as of December 31, 2018 are presented in the table above by due date. The amounts shown do not include future interest payments, accrued interest or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

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

CAPITAL RESOURCES

Shareholders’ equity increased to $2.0 billion at December 31, 2018 from $1.4 billion at December 31, 2017. The increase was due primarily to $107.3 million and $391.3 million of common stock issued in the FTSB and FFKT acquisitions, respectively, coupled with net income of $143.1 million, which was partially offset by a $5.3 million other comprehensive loss and the declaration of dividends to common shareholders of $58.0 million. Other comprehensive losses for the year ended December 31, 2018 were due to a $7.4 million unrealized loss in the securities portfolio, which was partially offset by a $2.1 million unrealized gain in the defined benefit pension plan and other postretirement benefits.

For 2018, common dividends increased to $1.16 per share, or 11.5% on an annualized basis, compared to $1.04 per share in 2017. The common dividend per share payout ratio decreased from 48.4% in 2017 to 39.6% in 2018, which is primarily attributable to earnings increasing more rapidly than common dividends year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 35% to 55%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors. The quarterly dividend was increased again in February 2019 to $0.31 per share, or 6.9%. The percentage of dividends paid on adjusted net income in 2018, defined as net income excluding net deferred tax asset revaluation and after-tax merger-related expenses was 36.9% as compared to 42.2% in 2017.

Under the current share repurchase plan, WesBanco purchased 14,755 shares during the twelve-month period ended December 31, 2018 from employees for the payment of withholding taxes to facilitate the vesting of restricted stock. At December 31, 2018, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,092,542 shares.

WesBanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. WesBanco and its banking subsidiary WesBanco Bank maintain Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. WesBanco Bank paid $86.0 million in dividends to WesBanco during 2018, or 57.0% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2018, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $105.4 million from the Bank.

WesBanco currently has $189.8 million in subordinated debt and junior subordinated debt in its Consolidated Balance Sheet, $164.4 million of which is junior subordinated debt. For regulatory purposes, trust preferred securities totaling $162.5 million, issued by unconsolidated trust subsidiaries of WesBanco underlying such junior subordinated debt, is included in Tier 1 capital in accordance with current regulatory reporting requirements. A grandfather provision of the Dodd-Frank Act permits bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019. The final capital rule establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities issued before May 19, 2010, and increases the capital required for certain categories of assets. Should WesBanco exceed $15 billion in total assets at some point in the future due to acquisition, it would be required to account for remaining trust preferred securities as Tier II capital as opposed to Tier I capital currently.

On February 4, 2019, WesBanco received required Federal Reserve Bank regulatory approval for the redemption of Farmers Bank Capital Trust I and Farmers Capital Bank Trust III, acquired from FFKT, on their next interest payment dates of March 30, 2019 and May 1, 2019 (“Redemption Dates”), respectively. The aggregate redemption price will total approximately $33.5 million. Interest will no longer accrue on or after the respective redemption dates.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 61.1% at December 31, 2018 and deposit balances funded 70.9% of assets.

The following table lists the sources of liquidity from assets at December 31, 2018 expected within the next year:

(in thousands)
Cash and cash equivalents	$169,186
Securities with a maturity date within the next year and callable securities	295,298
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	256,143
Loans held for sale	8,994
Accruing loans scheduled to mature	1,030,084
Normal loan repayments	1,634,900

Total sources of liquidity expected within the next year	$3,394,605

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $8.8 billion at December 31, 2018. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $821.9 million at December 31, 2018, which includes jumbo regular certificates of deposit totaling $376.8 million with a weighted-average cost of 1.54%, and jumbo CDARS® deposits of $26.7 million with a weighted-average cost of 1.45%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at December 31, 2018 approximated $2.3 billion, compared to $1.8 billion at December 31, 2017. The

FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At December 31, 2018, the Bank had unpledged available-for-sale securities with an amortized cost of $446.6 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is currently limited, as only approximately 21.3% of the available-for-sale portfolio is unpledged, due to the pledging agreements that WesBanco has with their public deposit customers. Public deposit balances have increased significantly through the ESB, YCB, FTSB and FFKT acquisitions over the past three years. WesBanco’s held-to-maturity portfolio currently contains $680.5 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would no longer be available to WesBanco for some time.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At December 31, 2018, WesBanco had a BIC line of credit totaling $166.8 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at December 31, 2018, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $290.5 million at December 31, 2018 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has been an increase of $95.6 million in the average deposit balances of the overnight sweep checking accounts during 2018 from commercial customers seeking higher rates for cash management balances along with balances from FTSB and FFKT acquisitions. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $123.1 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2018. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2018, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $105.4 million from the Bank. Management believes these are appropriate levels of cash for WesBanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $2.4 billion and $1.8 billion at December 31, 2018 and 2017, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 19, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2018 and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

COMPARISON OF 2017 VERSUS 2016

For the twelve months ending December 31, 2017, net income was $94.5 million or $2.14 per diluted share, compared to $86.6 million or $2.16 per diluted share, for 2016. Excluding the net deferred tax asset revaluation, as a result of the late 2017 enacted Federal tax reform legislation, and after-tax merger-related expenses (non-GAAP measure), net income for the twelve months ended December 31, 2017, increased 13.3% to $107.9 million compared to $95.3 million for 2016. On the same basis, per share earnings increased to $2.45 per diluted share for 2017, as compared to $2.37 per diluted share for 2016, an increase of 3.4%.

For the twelve months ending December 31, 2017, net interest income increased $37.0 million or 14.6%, as average loan balances increased 15.3%, primarily due to the YCB acquisition, which closed on September 9, 2016, and the net interest margin increased 12 basis points to 3.44%. The increase in the net interest margin reflects the benefit from the increases in the Federal Reserve Board’s target federal funds rate over the past year. The increase in the cost of interest bearing liabilities is primarily due to higher rates for interest bearing demand deposits, which include public funds, and certain Federal Home Loan Bank and other borrowings. The average interest bearing deposit balances increased 20.4% from 2016 primarily due to the YCB acquisition.

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

The following comments on non-interest expense exclude merger-related expenses in both years. Non-interest expense in 2017 increased $24.5 million or 12.5%, compared to 2016. With net revenue growth of 13.2% in 2017, this positive operating leverage helped to improve the efficiency ratio in 2017 to 56.4% from 56.7% in 2016. For 2017, salaries and wages increased $13.1 million or 15.5% due to increased compensation expense related to a 12.2% increase in full-time equivalent employees, primarily late in the third quarter of 2016 from the YCB acquisition, and routine annual adjustments to compensation. Employee benefits expense increased $2.0 million or 7.1%, primarily from increased health insurance, social security contributions and other benefit plan costs resulting from a larger employee base. Increases in net occupancy and equipment were also primarily from costs related to the additional branches from the YCB acquisition and routine maintenance costs. Merger-related expense decreased $12.4 million from $13.3 million in 2016 to $0.9 million in 2017 primarily due to the acquisition of YCB on September 9, 2016.

The provision for federal and state income taxes increased to $53.8 million in 2017 compared to $31.0 million in 2016. The increase in income tax expense was due to a $12.8 million impact from the revaluation of net deferred tax assets resulting from the late 2017 enacted Federal tax reform legislation; a 26.0% increase in pre-tax income, and the adoption earlier this year of a new accounting standard related to low income housing tax credit investment amortization, which moved $1.2 million from other operating expense to the provision for income taxes.

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

Market risk is defined as the risk of loss due to adverse changes in the fair value of financial instruments resulting from fluctuations in interest rates and bond prices. Management considers interest rate risk to be WesBanco’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. The relative consistency of WesBanco’s net interest income is largely dependent on effective management of interest rate risk. As interest rates change in the market, rates earned on interest rate-sensitive assets and rates paid on interest rate-sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities, or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.

WesBanco’s ALCO is a Board-level committee with Board and executive management representation, including the Chief Executive Officer, Chief Financial Officer, Chief Risk Management Officer and Senior Treasury Officer. It is responsible for monitoring and managing interest rate risk within Board-approved policy limits. Interest rate risk is monitored through the use of an earnings sensitivity simulation model and an economic value-at-risk model, measuring the fair value of net shareholders’ equity. These models are highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The key assumptions and strategies employed are analyzed and reviewed at least quarterly by the ALCO, while appropriate documentation is maintained.

The earnings sensitivity simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, call dates, changes to deposit product betas, and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on historical experience, current market rates and economic forecasts, and are periodically back-tested and reviewed by a third-party consultant. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results. In addition, this analysis does not consider actions that management might employ in response to changes in interest rates as well as changes in earning asset and costing liability balances.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100—400 basis points across the entire yield curve, compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10%—20% or less of net interest income from the stable rate base model over a twelve-month period. The table below shows WesBanco’s interest rate sensitivity at December 31, 2018 and December 31, 2017, assuming the above-noted interest rate increases as compared to a base model. In the current interest rate environment, particularly for short-term rates, the 300—400 basis point decreasing changes for both years, and the 200 basis point decreasing change for 2017, are not shown due to the unrealistic nature of results associated with short-term negative rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates (basis points)	Percentage Change in Net Interest Income from Base over One Year		ALCO Guidelines
	December 31, 2018	December 31, 2017
+400	7.6%	8.3%	(20.0%)
+300	6.4%	6.2%	(15.0%)
+200	3.9%	4.0%	(12.5%)
+100	2.1%	2.4%	(10.0%)
-100	(2.1%)	(3.0%)	(10.0%)
-200	(5.8%)	N/A	(12.5%)

As per the table above, the earnings sensitivity simulation model at December 31, 2018 currently projects that net interest income for the next twelve-month period would decrease by 2.1%—5.8% if interest rates were to fall immediately by 100—200 basis points, compared to a decrease of 3.0% for the 100 basis point falling rate scenario as of December 31, 2017.

For rising rate scenarios, net interest income would increase by between 2.1%—7.6% if rates were to increase by between 100—400 basis points as of December 31, 2018, compared to increases of between 2.4%—8.3% in a 100—400 basis point increasing rate environment as of December 31, 2017.

In addition to the aforementioned earnings sensitivity simulation model, which utilizes a parallel rate shock scenario, in 2018 ALCO also reviewed a “most likely” forecast scenario to project net interest income over a rolling two-year time period. This forecast was typically updated at least quarterly, incorporating revisions and updated assumptions into the model for estimated loan and deposit growth, expected balance sheet re-mixing strategies, changes in forecasted rates for various maturities, competitive market spreads for various products and other assumptions. Such modeling assists in predicting changes in forecasted outcomes and necessary adjustments to the plan to assist in achieving stated earnings goals.

The balance sheet shows somewhat lower asset sensitivity as of December 31, 2018, as compared to December 31, 2017, with differences resulting from changes in the mix of, and growth in various earning assets and costing liabilities, as well as adjustments for various modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds. Generally, deposit betas utilized in the parallel rate shock and “most likely” models are estimated to be higher for future rate increases than the Bank’s experience to date through nine federal funds rate increases since December 2015, four of which occurred in 2018, as management seeks to control the overall rate of increase in deposit costs to improve the net interest margin over time. In 2018, the total deposit beta for interest-bearing transaction accounts other than certificates of deposit was

17% for the entire year. Deposit decay rates and loan prepayment speeds have also been adjusted in the models to reflect more recent experience with various loan and non-maturity deposit products. Management believes that overall asset sensitivity in non-parallel rising rate scenarios may be somewhat neutralized due to slower prepayment speeds, rate floors, lower than forecasted increases to loan yields for competitive and other reasons, spread compression between new asset yields and funding costs, extension risk associated with residential mortgages and mortgage-related securities, and other earning asset and costing liability differences. Commercial loans with floors currently average 4.27% on approximately $1.5 billion or 29% of total commercial loans at December 31, 2018, as compared to $1.2 billion averaging 4.10% or 30% of commercial loans at December 31, 2017. Approximately 38% or $570.5 million of these loans are currently priced at their floor, as compared to 45% or $552.6 million at December 31, 2017. The higher amount of loans with floors at December 31, 2018 compared to last year is due to the loans acquired from FTSB and FFKT in 2018. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or for reasons related to loan repricing dates.

The net interest margin increased 8 basis points year-over-year and 29 basis points for the fourth quarter of 2018 vs. last year’s fourth quarter. The tax-exempt securities portfolio tax-equivalent rate adjustment from 35% to 21% caused a reduction in the overall net interest margin by 6 basis points. However, with increased short-term rates, higher non-interest bearing deposits, low deposit betas and the contribution from FFKT’s higher margin assets post-acquisition, plus higher purchase accounting from both 2018 acquisitions, the margin has recovered that adjustment and improved overall from last year. The core net interest margin, net of purchase accounting-related accretion, for 2018 was 3.38% vs. 3.36% for 2017, adjusted by 14 and 8 basis points of accretion, respectively, and for the fourth quarter it was 3.49% vs. 3.37% last year, adjusted by 23 and 6 basis points of accretion, respectively, which reflected the higher margin net assets from the FFKT acquisition and associated purchase accounting. It is currently expected that the net interest margin in 2019 will remain relatively flat on a core basis, and on a total basis including purchase accounting accretion, will decline slowly throughout the year from an expected level of mid-teen basis points in purchase accounting accretion in the first quarter, and declining over the second thru fourth quarters by 1 – 2 basis points per quarter. Management currently anticipates that one federal funds rate increase may occur in mid-year 2019, relatively consistent with market, Federal Reserve Board and consensus economist expectations. A delay in implementing further rate increases, as well as the shape of the yield curve, increases to deposit betas beyond our current modeling assumptions, or adjustments to the mix of earning assets and costing liabilities, may have a negative impact on management’s estimates of the future direction and level of the net interest margin.

While many Bank customers over the past few years have moved their maturing certificates of deposit balances to lower-costing transaction accounts as well as into non-deposit products, as rates continue to rise, a portion of these lower-cost transaction account balances may migrate to higher-costing certificates of deposit, short-term repos or higher-priced tiers of money market (“MMDA”) and interest-bearing checking (“NOW”) accounts. Continuing runoff of certificate of deposit balances, both organically and from prior acquisitions, which includes certain single-service deposit customers, has been replaced with FHLB and other short-term borrowings. Certificates of deposit totaling approximately $821.9 million mature within the next year at an average cost of 1.04%; replacement borrowings are currently more expensive than the average runoff rate of these CDs. Also, maturing borrowings’ replacement rates are generally higher than the cost of the maturing borrowings’ average rate, and management may elect to lengthen the maturing borrowings’ terms at a higher cost for liquidity and asset/liability management purposes.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland, and various correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, offset mismatches in various asset maturities, and manage liquidity. CDARS® and ICS® deposits also may be utilized for similar purposes for certain customers seeking higher-yielding instruments or maintaining deposit levels below FDIC insurance limits. Significant balance sheet strategies to assist in managing the net interest margin in the current environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable features;

•	selling a percentage of longer-term residential mortgage loan production into the secondary market;

•	growing demand deposit account types to increase the relative portion of these account types to total deposits;

•	employing back-to-back loan swaps for certain commercial loan customers desiring a term fixed rate loan equivalent with the Bank receiving a variable rate;

•	extending FHLB short-term maturing borrowings to balance asset/liability mismatches;

•	using the CDARS® and ICS® deposit programs to manage funding needs and overall liability mix, and

•	adjusting the size, mix or duration of the investment portfolio as part of liquidity and balance sheet management strategies.

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various rate scenarios. At December 31, 2018, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 10.8%, compared to a decrease of 1.8% at December 31, 2017. In a 200 basis point falling rate environment at December 31, 2018, the model indicates an increase of 2.3%, compared to a decrease of 9.9% as of December 31, 2017. The 100 basis point falling rate environment is more applicable to this analysis as of December 31, 2017 due to the level of interest rates at that time, and it was a decrease of 3.1% at such date, as compared to an increase of 2.7% as of December 31, 2018. WesBanco’s policy is to limit such change to minus 10% increments for each 100 basis point change in interest rates. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, as well as changes in loan prepayment speeds and deposit decay rates, with changes in 2018 also related to the assets and liabilities acquired in the FTSB and FFKT acquisitions.

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

WesBanco’s management assessed the effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on the assessment, management determined that, as of December 31, 2018, WesBanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of WesBanco’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, WesBanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Shareholders and the Board of Directors of WesBanco, Inc.

Opinion on Internal Control over Financial Reporting

We have audited WesBanco, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WesBanco, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WesBanco, Inc. as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

March 1, 2019

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of WesBanco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WesBanco, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Pittsburgh, Pennsylvania

March 1, 2019

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2018	2017
ASSETS
Cash and due from banks, including interest bearing amounts of $44,536 and $19,826, respectively	$169,186	$117,572
Securities:
Equity securities, at fair value	11,737	13,457
Available-for-sale, at fair value	2,114,129	1,261,865
Held-to-maturity (fair values of $1,020,743 and $1,023,784, respectively)	1,020,934	1,009,500

Total securities	3,146,800	2,284,822

Loans held for sale	8,994	20,320

Portfolio loans, net of unearned income	7,656,281	6,341,441
Allowance for loan losses	(48,948)	(45,284)

Net portfolio loans	7,607,333	6,296,157

Premises and equipment, net	166,925	130,722
Accrued interest receivable	38,853	29,728
Goodwill and other intangible assets, net	918,850	589,264
Bank-owned life insurance	225,317	192,589
Other assets	176,374	155,004

Total Assets	$12,458,632	$9,816,178

LIABILITIES
Deposits:
Non-interest bearing demand	$2,441,041	$1,846,748
Interest bearing demand	2,146,508	1,625,015
Money market	1,142,925	1,024,856
Savings deposits	1,645,549	1,269,912
Certificates of deposit	1,455,610	1,277,057

Total deposits	8,831,633	7,043,588

Federal Home Loan Bank borrowings	1,054,174	948,203
Other short-term borrowings	290,522	184,805
Subordinated debt and junior subordinated debt	189,842	164,327

Total borrowings	1,534,538	1,297,335

Accrued interest payable	4,627	3,178
Other liabilities	109,007	76,756

Total Liabilities	10,479,805	8,420,857

SHAREHOLDERS’ EQUITY
Preferred Stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized; 54,604,294 and 44,043,244 shares issued in 2018 and 2017, respectively; 54,598,134 and 43,931,715 shares outstanding in 2018 and 2017, respectively	113,758	91,756
Capital surplus	1,166,701	684,730
Retained earnings	737,581	651,357
Treasury stock (6,160 and 0 shares in 2018 and 2017, respectively, at cost)	(274)	—
Accumulated other comprehensive loss	(37,871)	(31,495)
Deferred benefits for directors	(1,068)	(1,027)

Total Shareholders’ Equity	1,978,827	1,395,321

Total Liabilities and Shareholders’ Equity	$12,458,632	$9,816,178

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2018	2017	2016
INTEREST AND DIVIDEND INCOME
Loans, including fees	$331,961	$272,007	$226,993
Interest and dividends on securities:
Taxable	56,898	38,631	38,490
Tax-exempt	20,778	19,489	18,390

Total interest and dividends on securities	77,676	58,120	56,880

Other interest income	5,320	2,297	2,224

Total interest and dividend income	414,957	332,424	286,097

INTEREST EXPENSE
Interest bearing demand deposits	13,144	6,452	2,817
Money market deposits	5,016	2,775	1,860
Savings deposits	1,225	745	696
Certificates of deposit	12,450	10,108	10,419

Total interest expense on deposits	31,835	20,080	15,792

Federal Home Loan Bank borrowings	23,333	13,290	11,985
Other short-term borrowings	3,717	1,442	478
Subordinated debt and junior subordinated debt	8,836	7,317	4,512

Total interest expense	67,721	42,129	32,767

NET INTEREST INCOME	347,236	290,295	253,330
Provision for credit losses	7,764	9,986	8,478

Net interest income after provision for credit losses	339,472	280,309	244,852

NON-INTEREST INCOME
Trust fees	24,623	22,740	21,630
Service charges on deposits	23,670	20,532	18,333
Electronic banking fees	23,300	19,183	15,596
Net securities brokerage revenue	7,186	6,672	6,449
Bank-owned life insurance	6,427	4,794	4,064
Mortgage banking income	5,840	5,053	2,529
Net securities (losses) gains	(900)	567	2,357
Net gain on other real estate owned and other assets	524	658	790
Other income	9,606	8,641	9,751

Total non-interest income	100,276	88,840	81,499

NON-INTEREST EXPENSE
Salaries and wages	114,602	97,361	84,281
Employee benefits	30,079	29,933	27,952
Net occupancy	19,165	17,101	14,664
Equipment	17,207	16,026	14,543
Marketing	5,368	5,720	5,391
FDIC insurance	3,242	3,504	3,990
Amortization of intangible assets	6,980	4,940	3,598
Restructuring and merger-related expense	17,860	945	13,261
Other operating expenses	50,721	45,330	41,000

Total non-interest expense	265,224	220,860	208,680

Income before provision for income taxes	174,524	148,289	117,671
Provision for income taxes	31,412	53,807	31,036

NET INCOME	$143,112	$94,482	$86,635

EARNINGS PER COMMON SHARE
Basic	$2.93	$2.15	$2.16
Diluted	2.92	2.14	2.16

AVERAGE COMMON SHARES OUTSTANDING
Basic	48,889,041	44,003,208	40,100,320
Diluted	49,022,990	44,075,293	40,127,076

DIVIDENDS DECLARED PER COMMON SHARE	$1.16	$1.04	$0.96

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
(in thousands)	2018	2017	2016
Net income	$143,112	$94,482	$86,635
Securities available-for-sale:
Net change in unrealized (losses) on securities available-for-sale	(9,228)	(1,702)	(6,761)
Related income tax benefit	2,008	717	2,461
Net securities losses (gains) reclassified into earnings	15	(42)	(2,251)
Related income tax (benefit) expense	(4)	15	823

Net effect on other comprehensive income for the period	(7,209)	(1,012)	(5,728)

Securities held-to-maturity:
Amortization of unrealized gain transferred from available-for-sale	(244)	(326)	(357)
Related income tax expense	56	117	132

Net effect on other comprehensive income for the period	(188)	(209)	(225)

Defined benefit plans:
Amortization of net loss and prior service costs	2,948	3,247	3,046
Related income tax benefit	(822)	(1,053)	(1,153)
Recognition of unrealized (loss) gain	(54)	380	(3,329)
Related income tax benefit (expense)	12	(141)	1,217

Net effect on other comprehensive income for the period	2,084	2,433	(219)

Total other comprehensive (loss) gain	(5,313)	1,212	(6,172)

Comprehensive income	$137,799	$95,694	$80,463

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2018, 2017 and 2016
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Deferred Benefits for Directors	Total
(dollars in thousands, except shares and per share amounts)	Shares Outstanding	Amount
January 1, 2016	38,459,635	$80,304	$516,294	$549,921	$(2,640)	$(20,954)	$(793)	$1,122,132

Net income	—	—	—	86,635	—	—	—	86,635
Other comprehensive loss	—	—	—	—	—	(6,172)	—	(6,172)

Comprehensive income								80,463
Common dividends declared ($0.96 per share)	—	—	—	(39,485)	—	—	—	(39,485)
Shares issued for acquisition	5,423,348	11,071	162,934	—	3,144	—	—	177,149
Stock options exercised	101,190	139	1,707	—	1,074	—	—	2,920
Restricted stock granted	81,220	10	(2,281)	—	2,271	—	—	—
Treasury shares acquired	(133,678)	—	56	—	(3,849)	—	—	(3,793)
Stock compensation expense	—	—	2,022	—	—	—	—	2,022
Deferred benefits for directors—net	—	—	(225)	—	—	—	225	—

December 31, 2016	43,931,715	$91,524	$680,507	$597,071	$—	$(27,126)	$(568)	$1,341,408

Net income	—	—	—	94,482	—	—	—	94,482
Other comprehensive gain	—	—	—	—	—	1,212	—	1,212

Comprehensive income								95,694
Common dividends declared ($1.04 per share)	—	—	—	(45,777)	—	—	—	(45,777)
Adoption of accounting standard				5,581		(5,581)		—
Stock options exercised	54,584	78	794	—	657	—	—	1,529
Restricted stock granted	74,023	154	(154)	—	—	—	—	—
Treasury shares acquired	(17,078)	—	168	—	(657)	—	—	(489)
Stock compensation expense	—	—	2,956	—	—	—	—	2,956
Deferred benefits for directors—net	—	—	459	—	—	—	(459)	—

December 31, 2017	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321

Net income	—	—	—	143,112	—	—	—	143,112
Other comprehensive income	—	—	—	—	—	(5,313)	—	(5,313)

Comprehensive income								137,799
Common dividends declared ($1.16 per share)	—	—	—	(57,951)	—	—	—	(57,951)
Adoption of accounting standard	—	—	—	1,063	—	(1,063)	—	—
Shares issued for FTSB acquisition	2,498,761	5,206	102,141	—	—	—	—	107,347
Shares issued for FFKT acquisition	7,920,387	16,487	374,464	—	316	—	—	391,267
Treasury shares acquired	(21,322)	—	292	—	(989)	—	—	(697)
Stock options exercised	58,763	104	1,346	—	399	—	—	1,849
Restricted stock granted	98,301	205	(205)	—	—	—	—	—
Stock compensation expense	—	—	4,361	—	—	—	—	4,361
Deferred benefits for directors—net	—	—	(428)	—	—	—	(41)	(469)

December 31, 2018	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$143,112	$94,482	$86,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	10,451	10,441	9,242
Other net amortization	3,932	8,871	8,768
Provision for credit losses	7,764	9,986	8,478
Net securities losses (gains)	900	(567)	(2,357)
Net gains on sales of mortgage loans	(5,840)	(5,053)	(2,529)
Stock compensation expense	4,361	2,956	2,022
Decrease in deferred income tax assets, net	7,163	27,112	10,824
Increase in cash surrender value of bank-owned life insurance	(6,427)	(4,794)	(4,064)
Contribution to pension plan	(2,700)	(5,000)	(5,750)
Loans originated for sale	(215,540)	(216,744)	(167,370)
Proceeds from the sale of loans originated for sale	227,100	213,610	159,831
Net change in equity securities	(700)	(773)	(620)
Net change in: accrued interest receivable and other assets	19,895	4,593	13,137
Net change in: accrued interest payable and other liabilities	(1,681)	2,944	7,404
Other—net	(233)	(438)	(574)

Net cash provided by operating activities	191,557	141,626	123,077

INVESTING ACTIVITIES
Net decrease (increase) in loans held for investment	121,504	(90,225)	(174,952)
Securities available-for-sale:
Proceeds from sales	82,134	7,760	277,225
Proceeds from maturities, prepayments and calls	267,936	211,383	285,318
Purchases of securities	(841,696)	(252,114)	(213,894)
Securities held-to-maturity:
Proceeds from maturities, prepayments and calls	78,938	118,180	110,954
Purchases of securities	(89,933)	(66,473)	(93,444)
Equity securities:
Proceeds from sales	1,511	—	—
Purchases of securities	—	(200)	—
Net cash received from business acquisitions	278,654	—	4,863
Proceeds from bank-owned life insurance	4,772	349	19
Purchases of premises and equipment—net	(4,669)	(6,035)	(2,061)
Sale of portfolio loans—net	48,990	—	560

Net cash (used in) provided by investing activities	(51,859)	(77,375)	194,588

FINANCING ACTIVITIES
(Decrease) increase in deposits	(129,878)	4,262	(216,785)
Proceeds from Federal Home Loan Bank borrowings	640,000	680,000	140,000
Repayment of Federal Home Loan Bank borrowings	(589,546)	(700,716)	(233,988)
Increase in other short-term borrowings	86,284	18,429	15,711
(Decrease) increase in federal funds purchased	(25,000)	(33,000)	58,000
Repayment of junior subordinated debt	(17,519)	—	—
Dividends paid to common shareholders	(53,577)	(44,864)	(37,805)
Issuance of common stock	1,578	1,040	1,713
Treasury shares purchased—net	(426)	—	(3,026)

Net cash used in financing activities	(88,084)	(74,849)	(276,180)

Net increase (decrease) in cash and cash equivalents	51,614	(10,598)	41,485
Cash and cash equivalents at beginning of the year	117,572	128,170	86,685

Cash and cash equivalents at end of the year	$169,186	$117,572	$128,170

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$68,618	$42,534	$34,028
Income taxes paid	18,700	22,875	22,075
Transfers of loans to other real estate owned	1,275	635	4,757
Transfers of portfolio loans to loans held for sale	48,990	—	560
Non-cash transactions related to FFKT, FTSB and YCB acquisitions	498,614	—	177,149

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—WesBanco, Inc. (“WesBanco”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. WesBanco’s defined business segments are community banking and trust and investment services. WesBanco’s banking subsidiary, WesBanco Bank, Inc. (“WesBanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 209 branches and 202 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana. In addition, WesBanco operates an insurance brokerage company, WesBanco Insurance Services, Inc., and a full service broker/dealer, WesBanco Securities, Inc.

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

Business Combinations—Business combinations are accounted for by applying the acquisition method. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

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

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. WesBanco has thirteen wholly-owned trust subsidiaries (collectively, the “Trusts”), for which it does not absorb a majority of expected losses or receive a majority of the expected residual returns. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by WesBanco to the Trusts (refer to Note 11, “Subordinated Debt and Junior Subordinated Debt”) and the common stock issued by the Trusts is included in the Consolidated Balance Sheets. WesBanco also owns non-controlling variable interests in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns. These VIEs are not consolidated into WesBanco’s financial statements because WesBanco is not considered the primary beneficiary. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. Refer to Note 8, “Investments in Limited Partnerships” for further detail.

Revenue Recognition—Interest and dividend income, loan fees, trust fees, fees and charges on deposit accounts, insurance commissions and other ancillary income related to the Bank’s deposits and lending activities, as well as income at WesBanco’s other subsidiary companies, are accrued as contractually earned. Refer to Note 14, “Revenue Recognition” for further detail.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, due from banks – interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

Securities—Equity securities: Equity securities, which include investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are reported at fair value with the gains and losses included in non-interest income.

Available-for-sale securities: Debt securities not classified as held-to-maturity are classified as available-for-sale. These securities may be sold at any time based upon management’s assessment of changes in economic or financial market conditions, interest rate or prepayment risks, liquidity considerations and other factors. These securities are stated at fair value, with the fair value adjustment, net of tax, reported as a separate component of accumulated other comprehensive income.

Held-to-maturity securities: Securities that are purchased with the positive intent and ability to be held until their maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts. Transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Certain securities with less than 15% of their original purchase price remaining or that have experienced measurable credit deterioration may be sold.

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

Other-than-temporary impairment losses: A debt security is considered impaired if its fair value is less than its cost or amortized cost basis. If WesBanco intends to sell or will be required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statements of Income. If WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, impaired securities prior to the recovery of their cost, a review is conducted each quarter to determine if the impairment is other-than-temporary due to credit impairment. In estimating other-than-temporary impairment losses, WesBanco considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the extent and duration of the decline in fair value, the type of security, either fixed or equity, and the receipt of principal and interest according to the contractual terms. If the impairment is to be considered temporary, the impairment for available-for-sale securities is recognized in other comprehensive income in the Consolidated Balance Sheet. If the impairment is to be considered other-than-temporary based on management’s review of the various factors that indicate credit impairment, the impairment must be separated into credit and non-credit portions. The credit portion is recognized in the Consolidated Statements of Income. For available-for-sale securities, the non-credit portion is calculated as the difference between the present value of the future cash flows at the contract rate and the fair value of the security and is recognized in other comprehensive income.

Loans and Loans Held for Sale—Loans originated by WesBanco are reported at the principal amount outstanding, net of unearned income, credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case accrual of income is discontinued. Loans originated and intended for sale are carried, in aggregate, at their estimated market value as WesBanco elected the fair value option on October 1, 2017.

Performing loans that are not purchase credit impaired loan acquired in acquisitions are recorded at fair value with no carryover of related allowance for credit losses. The premium or discount derived from the fair market value adjustment is recognized into interest income using a level yield method over the remaining expected life of the loan. Refer to the “Acquired Loans” policy below for additional detail.

Loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method. When a loan is paid off, whether originated or acquired, the remaining unaccreted or unamortized net origination fees or costs, as well as remaining purchased loans premium or discount, are immediately recognized into income.

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

Under the ASC 310-30 model, the excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield and is the interest component of expected cash flow. The accretable yield is recognized into income over the remaining life of the loan if the timing and/or amount of cash flows expected to be collected can be reasonably estimated (the accretion method). If the timing or amount of cash flows expected to be collected cannot be reasonably estimated, the cost recovery method of income recognition is used. The difference between the loan’s total scheduled principal and interest payments over all cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non-accretable difference. The non-accretable difference represents contractually required principal and interest payments, which WesBanco does not expect to collect.

Over the life of the loan, management continues to estimate cash flows expected to be collected for ASC 310-30 loans. Decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in cash flows result first, in the reversal of existing valuation allowances recognized subsequent to acquisition, if any, and second, an increase in the amount of accretable yield to be subsequently recognized in interest income on a prospective basis over the loan’s remaining life.

Acquired loans that were not individually determined to be purchased with deteriorated credit quality at acquisition are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20), whereby the premium or discount derived from the fair market value adjustment, on a loan-by-loan or pooled basis, is recognized into interest income on a level yield basis over the remaining expected life of the loan or pool.

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

Management may also qualitatively adjust its assumptions to account for differences between estimated and actual incurred losses from period to period. The variability of management’s assumptions could alter the level of the allowance for credit losses and may have a material impact on future results of operations and financial condition. The loss estimation models and methods used to determine the allowance for credit losses are continually refined and enhanced; however, there have been no material substantive changes compared to prior periods.

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

Other Real Estate Owned and Repossessed Assets—Other real estate owned and repossessed assets, which are considered available-for-sale and are reported in other assets, are carried at the lower of cost or their estimated current fair value, less estimated costs to sell. Other real estate owned consists primarily of properties acquired through, or in lieu of, foreclosure. Repossessed collateral primarily consists of automobiles and other types of collateral acquired to satisfy defaulted consumer loans. Subsequent declines in fair value, if any, income and expense associated with the management of the collateral, and gains or losses on the disposition of these assets are recognized in the Consolidated Statements of Income in non-interest income. Refer to Note 14, “Revenue Recognition” for further detail.

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

Bank-Owned Life Insurance—WesBanco has purchased life insurance policies on certain executive and other officers. WesBanco receives the cash surrender value of each policy upon its termination or benefits are payable upon the death of the insured. These policies are recorded in the Consolidated Balance Sheets at their net cash surrender value. Changes in net cash surrender value are recognized in non-interest income in the Consolidated Statements of Income. Adjustments to cash surrender value and death benefits received are currently tax-exempt.

Interest Rate Lock Commitments—In order to attract potential home borrowers, WesBanco offers interest rate lock commitments (“IRLC”) to such potential borrowers. IRLC are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some IRLC expire prior to the funding of the related loan. For IRLC issued in connection with potential loans intended for sale, which consist primarily of originated longer-term fixed rate residential home mortgage loans that qualify for secondary market sale, the Bank enters into positions of forward month mortgage-backed securities to be announced (“TBA”) contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis.

A mortgage loan sold on a mandatory basis is sold to the secondary market when the mortgage loan is funded. WesBanco enters into TBA contracts in order to control interest rate risk during the period between the IRLC and the sale of the mortgage loan. The IRLC is executed between the mortgagee and WesBanco, and the forward TBA contract is executed between WesBanco and a counterparty. Both the IRLC and the forward TBA contract is considered a derivative. Both types of derivatives are recorded at fair value and are not designated in a qualified hedged accounting program. The changes in fair value are recorded in current earnings within mortgage banking income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration loans cancelled prior to completion. The fair value of forward TBA contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at fair value as “Loans Held for Sale” in the Consolidated Balance Sheets.

A mortgage loan sold on a best efforts basis is locked into a forward sales contract on the same day as the IRLC to control interest rate risk during the period between the IRLC and the sale of the mortgage loan. The IRLC is executed between the mortgagee and WesBanco, and the forward sales contract is executed between WesBanco and a counterparty. Both the IRLC and the forward sales contract are considered a derivative. Both types of derivatives are recorded at fair value and are not designated in a qualified hedged accounting program. The changes in fair value are recorded in current earnings within mortgage banking income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration loans cancelled prior to closing. The fair value of forward sales contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at fair value as “Loans Held for Sale” in the Consolidated Balance Sheets.

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

Level 3—Valuation is generated from model-based techniques where one or more significant assumptions are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of discounted cash flow models and similar techniques.

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

Stock-Based Compensation—Stock-based compensation awards granted, comprised of stock options, restricted stock, and total shareholder return (“TSR”) awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite service or performance period of each award. For service-based awards with graded vesting schedules, compensation expense is divided among the vesting periods with each separately vested portion of the award recognized in compensation expense on a straight-line basis over the requisite service period. For performance-based awards and TSR awards, compensation expense is recognized evenly over the performance period, based on the probability of the achievements of the performance or market conditions set forth in the plan. Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718)”, WesBanco recognizes forfeitures as they occur rather than estimate them over the life of the award.

Defined Benefit Pension Plan—WesBanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. WesBanco recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected stream of future benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially-derived market-related value, an assumed rate of annual compensation increase, and amortization or accretion of actuarial gains and losses as well as other actuarial assumptions. WesBanco utilizes a full yield curve approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The plan has been closed to new entrants since August 2007; however, benefits are still earned for those plan participants with continuing employment after August 2007. Refer to Note 13, “Employee Benefit Plans” for further detail.

Post-retirement Medical Benefit Plan—WesBanco acquired a non-qualified supplemental retirement plan for certain key employees from FFKT. The Plan provides lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirement, which were amended by WesBanco upon acquisition. WesBanco recognizes a liability for the projected benefit obligation in the Consolidated Balance Sheets in other liabilities. WesBanco recognizes fluctuations in the projected benefit obligation through other comprehensive income. The projected benefit obligation is based on the present value of projected medical and dental obligations at an assumed discount rate. Periodic benefit expense includes service cost, interest cost based on an assumed discount rate, and amortization or accretion of actuarial gains and losses, as well as other actuarial assumptions. Refer to Note 13, “Employee Benefit Plans” for further detail.

Recent accounting pronouncements—In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU modifies ASC 815 for eligible benchmark interest rates. Due to concerns about the sustainability of the London Interbank Offered Rate (LIBOR), the Federal Reserve initiated an effort to introduce an alternative reference rate in the United States. The Overnight Index Swap (OIS) rate, which is based on SOFR is permitted as a U.S. benchmark interest rate for hedge accounting purposes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted if in conjunction with ASU 2017-12, including adoption in an interim period. WesBanco is currently assessing the impact of ASU 2018-16 on WesBanco’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU specifically aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. WesBanco is currently assessing the impact of ASU 2018-15 on WesBanco’s Consolidated Financial Statements.

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.”    The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Due to the adoption of this standard, WesBanco will reclassify $67.3 million of callable held-to-maturity municipal debt securities as of January 1, 2019 to available-for-sale debt securities.

In March 2017, the FASB issued ASU 2017-07 that changes how an employer presents the net periodic benefit cost in the income statement for an employer-sponsored defined benefit pension and/or other postretirement benefit plans. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line items that includes the service cost outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For WesBanco, this update was effective for the fiscal year beginning January 1, 2018. Upon adoption, WesBanco reclassified the service cost component from employee benefits to salaries and wages, which are both components of non-interest expense. The service cost component for the year ended December 31, 2018 was a $2.9 million expense and the non-service component was a $1.5 million benefit.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for WesBanco was effective for the fiscal year beginning January 1, 2018. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16 that provides for the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in generally accepted accounting principles. The exception has led to diversity in practice and is a source of complexity in financial reporting. FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, which for WesBanco was effective for the fiscal year beginning January 1, 2018. The amendments in this update were to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

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

In September 2016, the FASB issued ASU 2016-13 that will require entities to use a new forward-looking “expected loss” model on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for WesBanco will be effective for the fiscal year beginning January 1, 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. WesBanco formed a cross-functional team to oversee the implementation of this ASU, and has completed an initial data gap assessment, finalized the loan segmentation procedures, and is currently evaluating the various forecasting and modeling assumptions, including qualitative factors, that will be used to estimate the initial current expected credit loss allowance. Substantial progress has been made on the identification and staging of data, development of models, refinement of economic forecasting processes, and documentation of accounting policy decisions. In conjunction with this implementation, WesBanco is reviewing business processes and evaluating potential changes to the control environment. WesBanco plans to perform several parallel runs of the new methodology in 2019 prior to adoption of the ASU. WesBanco currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. The magnitude of the increase will depend on economic conditions and trends in the loan portfolio at the time of adoption.

In February 2016, the FASB issued ASU 2016-02 that will require entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented. In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard and ASU 2018-11, which allows entities to choose an additional transition method, under which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transitional method, the entity shall recognize and measure the leases that exist at the adoption date and the prior comparative periods are not adjusted. WesBanco has chosen to use this transitional method. Upon adoption of this ASU as of January 1, 2019, WesBanco will capitalize $20 million for right-of-use assets and lease liabilities, net of existing straight-line lease liabilities and unfavorable acquired lease liabilities.

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

In May 2014, the FASB issued ASU 2014-09 related to the recognition of revenue from contracts with customers. The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, which amends the principle versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. WesBanco adopted these pronouncements as of January 1, 2018 using the modified retrospective approach. WesBanco noted no material change to the timing of revenue recognition and there was no material impact on WesBanco’s Consolidated Financial Statements. See Note 14, “Revenue Recognition” for further discussion on revenue within the scope of ASC 606.

NOTE 2. MERGERS AND ACQUISITIONS

First Sentry Bancshares, Inc. (“FTSB”)

On April 5, 2018, WesBanco completed its acquisition of FTSB, a bank holding company headquartered in Huntington, WV. On the acquisition date, FTSB had approximately $704.8 million in assets, excluding goodwill, which included approximately $447.3 million in loans and $142.9 million in securities. The FTSB acquisition was valued at $108.3 million, based on WesBanco’s closing stock price on April 5, 2018, of $42.96, and resulted in WesBanco issuing 2,498,761 shares of its common stock and $1.0 million in cash in exchange for all of the outstanding shares of FTSB common stock including stock options. The assets and liabilities of FTSB were recorded on WesBanco’s Balance Sheet at their fair values as of April 5, 2018, the acquisition date, and FTSB’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. Based on the final purchase price allocation, WesBanco recorded $67.7 million in goodwill and $8.1 million in core deposit intangibles in its Community Banking segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of FTSB, it is not practicable to determine revenue or net income included in WesBanco’s operating results relating to FTSB since the date of acquisition, as FTSB’s results cannot be separately identified.

For the year ended December 31, 2018, WesBanco recorded merger-related expenses of $5.5 million associated with the FTSB acquisition.

The final purchase price of the FTSB acquisition and resulting goodwill is summarized as follows:

(in thousands)	April 5, 2018
Purchase Price:
Fair value of WesBanco shares issued	$107,347
Cash consideration for outstanding FTSB shares	975

Total purchase price	$108,322
Fair value of:
Tangible assets acquired	$609,593
Core deposit and other intangible assets acquired	8,078
Liabilities assumed	(664,172)
Net cash received in the acquisition	87,124

Fair value of net assets acquired	40,623

Goodwill recognized	$67,699

The following table presents the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition.

(in thousands)	April 5, 2018
Assets acquired
Cash and due from banks	$87,124
Securities	142,903
Loans	447,279
Goodwill and other intangible assets	75,777
Accrued income and other assets	19,411

Total assets acquired	$772,494

Liabilities assumed
Deposits	$590,065
Borrowings	70,710
Accrued expenses and other liabilities	3,397

Total liabilities assumed	$664,172

Net assets acquired	$108,322

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of September 30, 2018:

(in thousands)	April 5, 2018
Goodwill recognized as of September 30, 2018	$66,849
Change in fair value of net assets acquired:
Loans	(796)
Accrued income and other assets	(54)

Fair value of net assets acquired	$(850)

Increase in goodwill recognized	850

Goodwill recognized as of December 31, 2018	$67,699

Farmers Capital Bank Corporation (“FFKT”)

On August 20, 2018, WesBanco completed its acquisition of FFKT, a bank holding company headquartered in Frankfort, KY. On the acquisition date, FFKT had approximately $1.6 billion in assets, excluding goodwill, which included approximately $1.0 billion in loans and $239.3 million in securities. The FFKT acquisition was valued at $428.9 million, based on WesBanco’s closing stock price on August 20, 2018, of $49.40, and resulted in WesBanco issuing 7,920,387 shares of its common stock and $37.6 million in cash in exchange for all of the outstanding shares of FFKT common stock. The assets and liabilities of FFKT were recorded on WesBanco’s Balance Sheet at their preliminary estimated fair values as of August 20, 2018, the acquisition date, and FFKT’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. The fair values for certain assets and liabilities acquired from FFKT on August 20, 2018 represent preliminary estimates. Based on a preliminary purchase price allocation, WesBanco recorded $220.2 million in goodwill and $37.4 million in core deposit intangibles in its community banking segment and $2.6 million in trust customer relationship intangibles in its trust and investment services segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of FFKT, it is not practicable to determine revenue or net income included in WesBanco’s operating results relating to FFKT since the date of acquisition, as FFKT’s results cannot be separately identified.

For the year ended December 31, 2018, WesBanco recorded merger-related expenses of $12.4 million associated with the FFKT acquisition.

The preliminary purchase price of the FFKT acquisition and resulting goodwill is summarized as follows:

(in thousands)	August 20, 2018
Purchase Price:
Fair value of WesBanco shares issued	$391,267
Cash consideration for outstanding FFKT shares	37,634

Total purchase price	$428,901
Fair value of:
Tangible assets acquired	$1,368,314
Core deposit and other intangible assets acquired	39,992
Liabilities assumed	(1,429,784)
Net cash received in the acquisition	230,139

Fair value of net assets acquired	208,661

Goodwill recognized	$220,240

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as WesBanco intends to finalize its accounting for the acquisition of FFKT within one year from the date of acquisition:

(in thousands)	August 20, 2018
Assets acquired
Cash and due from banks	$230,139
Securities	239,321
Loans	1,025,776
Goodwill and other intangible assets	260,232
Accrued income and other assets	103,217

Total assets acquired	$1,858,685

Liabilities assumed
Deposits	$1,330,328
Borrowings	71,780
Accrued expenses and other liabilities	27,676

Total liabilities assumed	$1,429,784

Net assets acquired	$428,901

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of September 30, 2018:

(in thousands)	August 20, 2018
Goodwill recognized as of September 30, 2018	$225,092
Change in fair value of net assets acquired:
Assets
Loans	(2,344)
Other intangible assets	(2,601)
Accrued income and other assets	9,707
Liabilities
Accrued expenses and other liabilities	90

Fair value of net assets acquired	$4,852

Decrease in goodwill recognized	(4,852)

Goodwill recognized as of December 31, 2018	$220,240

The fair value estimates for loans, premises and equipment, deferred taxes and other assets/liabilities have continued to fluctuate as the final valuations and/or appraisals are completed. The Company expects to finalize the purchase price accounts of FFKT within one year of the date of acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the years ended December 31,
(in thousands, except shares and per share amounts)	2018	2017	2016
Numerator for both basic and diluted earnings per common share:
Net income	$143,112	$94,482	$86,635

Denominator:
Total average basic common shares outstanding	48,889,041	44,003,208	40,100,320
Effect of dilutive stock options and other stock compensation	133,949	72,085	26,756

Total diluted average common shares outstanding	49,022,990	44,075,293	40,127,076

Earnings per common share—basic	$2.93	$2.15	$2.16
Earnings per common share—diluted	2.92	2.14	2.16

As of December 31, 2018, 2017 and 2016, respectively, 117,600, 0 and 95,700 options to purchase shares were excluded in the diluted shares computation because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of December 31, 2018, contingently issuable shares totaling 42,864, were estimated to be awarded under the 2018 and 2017 total shareholder return plans as stock performance targets have been met to date and are included in the diluted calculation. The shares related to the 2016 total shareholder return plan were not included in the calculation because the effect would be antidilutive. Performance-based restricted stock compensation totaling 17,081 shares were estimated to be awarded as of December 31, 2018 and are included in the diluted calculation. As of December 31, 2017, the shares related to the 2017 and 2016 total shareholder return plan were not included in the calculation because the effect would be antidilutive. Performance-based restricted stock compensation totaling 8,325 shares were estimated to be awarded as of December 31, 2017, and are included in the diluted calculation. As of December 31, 2016, the shares related to the 2016 total shareholder return plan were not included in the calculation because the effect would be antidilutive.

On August 20, 2018, WesBanco issued 7,920,387 shares of common stock, 6,690 of which were from treasury stock, to complete its acquisition of FFKT and granted 18,685 shares of restricted stock to certain FFKT employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the FFKT acquisition, refer to Note 2, “Mergers and Acquisitions.”

On April 5, 2018, WesBanco issued 2,498,761 shares of common stock to complete its acquisition of FTSB and granted 9,465 shares of restricted stock to certain FTSB employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the FTSB acquisition, refer to Note 2, “Mergers and Acquisitions.”

On September 9, 2016, WesBanco issued 5,423,348 shares of common stock, 109,257 of which were from treasury stock, to complete its acquisition of YCB. These shares are included in average shares outstanding beginning on that date.

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	December 31, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$19,882	$3	$(7)	$19,878	$—	$—	$—	$—
U.S. Government sponsored entities and agencies	142,852	556	(1,756)	141,652	72,425	24	(606)	71,843
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,585,864	2,912	(27,521)	1,561,255	954,115	214	(19,407)	934,922
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	171,671	264	(2,963)	168,972	116,448	4	(1,585)	114,867
Obligations of states and political subdivisions	184,057	2,039	(982)	185,114	102,363	2,927	(460)	104,830
Corporate debt securities	37,730	87	(559)	37,258	35,234	228	(59)	35,403

Total available-for-sale debt securities	$2,142,056	$5,861	$(33,788)	$2,114,129	$1,280,585	$3,397	$(22,117)	$1,261,865

Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$10,823	$6	$(329)	$10,500	$11,465	$—	$(325)	$11,140
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	148,300	204	(4,170)	144,334	170,025	544	(2,609)	167,960
Obligations of states and political subdivisions	828,520	8,771	(4,012)	833,279	794,655	17,364	(1,609)	810,410
Corporate debt securities	33,291	12	(673)	32,630	33,355	919	—	34,274

Total held-to-maturity debt securities	$1,020,934	$8,993	$(9,184)	$1,020,743	$1,009,500	$18,827	$(4,543)	$1,023,784

Total debt securities	$3,162,990	$14,854	$(42,972)	$3,134,872	$2,290,085	$22,224	$(26,660)	$2,285,649

At December 31, 2018 and 2017, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Equity securities, of which $7.7 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $11.7 million and $13.5 million at December 31, 2018 and 2017, respectively.

The following table presents the fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2018. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	December 31, 2018
(in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage-backed securities	Total
Available-for-sale debt securities
U.S. Treasury	$19,878	$—	$—	$—	$—	$19,878
U.S. Government sponsored entities and agencies	493	5,878	18,159	15,756	101,366	141,652
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	1,561,255	1,561,255
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	168,972	168,972
Obligations of states and political subdivisions	9,784	48,457	82,395	44,478	—	185,114
Corporate debt securities	2,680	32,674	1,904	—	—	37,258

Total available-for-sale debt securities	$32,835	$87,009	$102,458	$60,234	$1,831,593	$2,114,129

Held-to-maturity debt securities (2)
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$10,500	$10,500
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	144,334	144,334
Obligations of states and political subdivisions	6,913	145,238	397,974	283,154	—	833,279
Corporate debt securities	—	7,455	25,175	—	—	32,630

Total held-to-maturity debt securities	$6,913	$152,693	$423,149	$283,154	$154,834	$1,020,743

Total debt securities	$39,748	$239,702	$525,607	$343,388	$1,986,427	$3,134,872

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	The held-to-maturity debt securities portfolio is carried at an amortized cost of $1.0 billion.

Securities with aggregate fair values of $2.0 billion and $1.4 billion at December 31, 2018 and 2017, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $82.1 million, $7.8 million and $277.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income net of tax, as of December 31, 2018, 2017, and 2016 were $21.5 million, $13.3 million and $9.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments resulting from the adoption of ASU 2016-01 effective January 1, 2018 for the years ended December 31, 2018, 2017 and 2016, respectively.

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Debt securities:
Gross realized gains	$128	$675	$2,638
Gross realized losses	(46)	(108)	(281)

Net gains on debt securities	$82	$567	$2,357

Equity securities:
Unrealized losses recognized on securities still held	$(986)	$—	$—
Net realized gains recognized on securities sold	4	—	—

Net losses on equity securities	$(982)	$—	$—

Net securities (losses) gains	$(900)	$567	$2,357

The following tables provide information on unrealized losses on debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$9,972	$(7)	1	$—	$—	—	$9,972	$(7)	1
U.S. Government sponsored entities and agencies	18,926	(148)	8	76,385	(1,937)	14	95,311	(2,085)	22
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	285,534	(1,862)	44	922,698	(29,829)	291	1,208,232	(31,691)	335
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,186	(18)	6	111,068	(2,945)	14	120,254	(2,963)	20
Obligations of states and political subdivisions	104,469	(439)	207	303,681	(4,555)	513	408,150	(4,994)	720
Corporate debt securities	38,791	(898)	18	11,452	(334)	5	50,243	(1,232)	23

Total temporarily impaired securities	$466,878	$(3,372)	284	$1,425,284	$(39,600)	837	$1,892,162	$(42,972)	1,121

	December 31, 2017
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$24,776	$(160)	4	$42,248	$(771)	8	$67,024	$(931)	12
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	423,794	(5,039)	87	637,461	(16,977)	193	1,061,255	(22,016)	280
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	79,061	(1,089)	10	27,852	(496)	6	106,913	(1,585)	16
Obligations of states and political subdivisions	132,831	(852)	210	77,554	(1,217)	160	210,385	(2,069)	370
Corporate debt securities	4,015	(19)	1	1,948	(40)	1	5,963	(59)	2

Total temporarily impaired securities	$664,477	$(7,159)	312	$787,063	$(19,501)	368	$1,451,540	$(26,660)	680

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $50.8 million and $45.9 million at December 31, 2018 and 2017, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $3.2 million and $1.6 million at December 31, 2018 and 2017, respectively. The unamortized discount on purchased loans from acquisitions was $49.3 million at December 31, 2018, including $9.7 million related to FTSB and $23.4 million related to FFKT, and $21.9 million at December 31, 2017.

	December 31,	December 31,
(in thousands)	2018	2017
Commercial real estate:
Land and construction	$528,072	$392,597
Improved property	3,325,623	2,601,851

Total commercial real estate	3,853,695	2,994,448

Commercial and industrial	1,265,460	1,125,327
Residential real estate	1,611,607	1,353,301
Home equity	599,331	529,196
Consumer	326,188	339,169

Total portfolio loans	7,656,281	6,341,441

Loans held for sale	8,994	20,320

Total loans	$7,665,275	$6,361,761

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31, 2018
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$3,117	$21,166	$9,414	$3,206	$4,497	$3,063	$821	$45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total beginning allowance for credit losses	3,236	21,192	9,587	3,213	4,709	3,100	821	45,858

Provision for credit losses:
Provision for loan losses	650	(521)	3,430	1,612	138	1,142	1,146	7,597
Provision for loan commitments	50	7	89	5	14	2	—	167

Total provision for credit losses	700	(514)	3,519	1,617	152	1,144	1,146	7,764

Charge-offs	(137)	(1,090)	(1,830)	(1,435)	(1,193)	(3,508)	(1,374)	(10,567)
Recoveries	409	1,293	1,100	439	914	2,100	379	6,634

Net recoveries (charge-offs)	272	203	(730)	(996)	(279)	(1,408)	(995)	(3,933)

Balance at end of period:
Allowance for loan losses	4,039	20,848	12,114	3,822	4,356	2,797	972	48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741

Total ending allowance for credit losses	$4,208	$20,881	$12,376	$3,834	$4,582	$2,836	$972	$49,689

	For the Year Ended December 31, 2017
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,348	$18,628	$8,412	$4,106	$3,422	$3,998	$760	$43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total beginning allowance for credit losses	4,499	18,645	8,600	4,115	3,584	4,042	760	44,245

Provision for credit losses:
Provision for loan losses	(1,259)	4,386	2,733	(175)	2,066	1,231	1,001	9,983
Provision for loan commitments	(32)	9	(15)	(2)	50	(7)	—	3

Total provision for credit losses	(1,291)	4,395	2,718	(177)	2,116	1,224	1,001	9,986

Charge-offs	(72)	(2,381)	(2,669)	(1,064)	(1,221)	(3,989)	(1,293)	(12,689)
Recoveries	100	533	938	339	230	1,823	353	4,316

Net recoveries (charge-offs)	28	(1,848)	(1,731)	(725)	(991)	(2,166)	(940)	(8,373)

Balance at end of period:
Allowance for loan losses	3,117	21,166	9,414	3,206	4,497	3,063	821	45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total ending allowance for credit losses	$3,236	$21,192	$9,587	$3,213	$4,709	$3,100	$821	$45,858

	For the Year Ended December 31, 2016
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,390	$14,748	$10,002	$4,582	$2,883	$4,763	$342	$41,710
Allowance for loan commitments	157	26	260	7	117	46	—	613

Total beginning allowance for credit losses	4,547	14,774	10,262	4,589	3,000	4,809	342	42,323

Provision for credit losses:
Provision for loan losses	26	4,223	1,160	16	662	1,356	1,077	8,520
Provision for loan commitments	(6)	(9)	(72)	2	45	(2)	—	(42)

Total provision for credit losses	20	4,214	1,088	18	707	1,354	1,077	8,478

Charge-offs	(73)	(1,886)	(3,070)	(937)	(397)	(3,606)	(884)	(10,853)
Recoveries	5	1,543	320	445	274	1,485	225	4,297

Net charge-offs	(68)	(343)	(2,750)	(492)	(123)	(2,121)	(659)	(6,556)

Balance at end of period:
Allowance for loan losses	4,348	18,628	8,412	4,106	3,422	3,998	760	43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571

Total ending allowance for credit losses	$4,499	$18,645	$8,600	$4,115	$3,584	$4,042	$760	$44,245

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
December 31, 2018
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loans collectively evaluated for impairment	4,039	20,848	12,114	3,822	4,356	2,797	972	48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741

Total allowance for credit losses	$4,208	$20,881	$12,376	$3,834	$4,582	$2,836	$972	$49,689

Portfolio loans:
Individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	527,737	3,319,672	1,264,560	1,609,177	599,331	326,063	—	7,646,540
Acquired with deteriorated credit quality	335	5,951	900	2,430	—	125	—	9,741

Total portfolio loans	$528,072	$3,325,623	$1,265,460	$1,611,607	$599,331	$326,188	$—	$7,656,281

December 31, 2017
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$388	$—	$—	$—	$—	$—	$388
Allowance for loans collectively evaluated for impairment	3,117	20,778	9,414	3,206	4,497	3,063	821	44,896
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total allowance for credit losses	$3,236	$21,192	$9,587	$3,213	$4,709	$3,100	$821	$45,858

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,344	$—	$—	$—	$—	$—	$3,344
Collectively evaluated for impairment	391,140	2,593,393	1,124,544	1,352,587	529,196	339,163	—	6,330,023
Acquired with deteriorated credit quality	1,457	5,114	783	714	—	6	—	8,074

Total portfolio loans	$392,597	$2,601,851	$1,125,327	$1,353,301	$529,196	$339,169	$—	$6,341,441

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

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

Commercial and industrial (“C&I”) loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes; term loans to finance fixed assets other than real estate, and letters of credit to support trade, insurance or governmental requirements for a variety of businesses. Most C&I borrowers are privately-held companies with annual sales up to $100 million. Factors that are considered for C&I loans include the type, quality and marketability of non-real estate collateral and whether the structure of the loan increases or reduces its risk. The overall financial condition and repayment capacity of any guarantors is also evaluated to determine the extent to which they mitigate other risks of the loan. The following paragraphs provide descriptions of risk grades that are applicable to commercial real estate and commercial and industrial loans.

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

Substandard and doubtful loans are equivalent to the classifications used by banking regulators. Substandard loans are inadequately protected by the current repayment capacity and equity of the borrower or collateral pledged, if any. Substandard loans have one or more well-defined weaknesses that jeopardize their repayment or collection in full. These loans may or may not be reported as non-accrual. Doubtful loans have all the weaknesses inherent to a substandard loan with the added characteristic that full repayment is highly questionable or improbable on the basis of currently existing facts, conditions and collateral values, and are considered non-accrual. However, recognition of loss may be deferred if there are reasonably specific pending factors that will reduce the risk if they occur.

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2018
Pass	$523,707	$3,267,304	$1,245,190	$5,036,201
Criticized—compromised	2,297	35,566	13,847	51,710
Classified—substandard	2,068	22,753	6,423	31,244
Classified—doubtful	—	—	—	—

Total	$528,072	$3,325,623	$1,265,460	$5,119,155

As of December 31, 2017
Pass	$386,753	$2,548,805	$1,110,267	$4,045,825
Criticized—compromised	2,984	25,673	7,435	36,092
Classified—substandard	2,860	27,373	7,625	37,858
Classified—doubtful	—	—	—	—

Total	$392,597	$2,601,851	$1,125,327	$4,119,775

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $22.9 million at December 31, 2018 and $22.8 million at December 31, 2017, of which $3.9 and $2.5 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired FTSB Loans—In conjunction with the FTSB acquisition, WesBanco acquired loans with a book value of $465.9 million as of April 5, 2018. These loans were recorded at the fair value of $447.3 million, with $429.3 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $9.7 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the preliminary fair value of $2.3 million, of which $0.7 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual.

The carrying amount of loans acquired with deteriorated credit quality at December 31, 2018 was $1.8 million, while the outstanding customer balance was $4.7 million. At December 31, 2018, no allowance for loan losses has been recognized related to the FTSB-acquired impaired loans.

Certain acquired underperforming loans with an acquired book value of $21.7 million were sold during the second and fourth quarters of 2018 for $15.7 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no recognized gain or loss.

Acquired FFKT Loans—In conjunction with the FFKT acquisition, WesBanco acquired loans with a book value of $1,064.8 million as of August 20, 2018. These loans were recorded at the preliminary fair value of $1,025.8 million, with $990.5 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $26.4 million at the acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.

Loans acquired with deteriorated credit quality with a book value of $2.7 million were recorded at the preliminary fair value of $2.4 million, of which all were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual.

The carrying amount of loans acquired with deteriorated credit quality at December 31, 2018 was $1.7 million, while the outstanding customer balance was $2.0 million. At December 31, 2018, no allowance for loan losses has been recognized related to the FFKT-acquired impaired loans.

Certain acquired underperforming loans with an acquired book value of $45.2 million were sold during the fourth quarter of 2018 for $32.9 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no recognized gain or loss.

The following table provides changes in accretable yield for all loans acquired from prior acquisitions with deteriorated credit quality:

	For the Years Ended
(in thousands)	December 31, 2018	December 31, 2017
Balance at beginning of period	$1,724	$1,717
Acquisitions	885	—
Reduction due to change in projected cash flows	(776)	—
Reclass from non-accretable	7,052	1,719
Transfers	—	(216)
Accretion	(2,682)	(1,496)

Balance at end of period	$6,203	$1,724

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2018
Commercial real estate:
Land and construction	$526,660	$62	$1,350	$—	$1,412	$528,072	$—
Improved property	3,314,765	2,266	2,250	6,342	10,858	3,325,623	175

Total commercial real estate	3,841,425	2,328	3,600	6,342	12,270	3,853,695	175
Commercial and industrial	1,261,536	323	594	3,007	3,924	1,265,460	13
Residential real estate	1,593,519	2,717	5,001	10,370	18,088	1,611,607	2,820
Home equity	591,623	2,500	1,273	3,935	7,708	599,331	705
Consumer	322,584	2,084	1,007	513	3,604	326,188	364

Total portfolio loans	7,610,687	9,952	11,475	24,167	45,594	7,656,281	4,077
Loans held for sale	8,994	—	—	—	—	8,994	—

Total loans	$7,619,681	$9,952	$11,475	$24,167	$45,594	$7,665,275	$4,077

Impaired loans included above are as follows:
Non-accrual loans	$8,910	$337	$1,370	$20,083	21,790	$30,700
TDRs accruing interest (1)	5,586	59	92	7	158	5,744

Total impaired	$14,496	$396	$1,462	$20,090	$21,948	$36,444

As of December 31, 2017
Commercial real estate:
Land and construction	$392,189	$—	$172	$236	$408	$392,597	$—
Improved property	2,589,704	374	1,200	10,573	12,147	2,601,851	243

Total commercial real estate	2,981,893	374	1,372	10,809	12,555	2,994,448	243
Commercial and industrial	1,121,957	572	196	2,602	3,370	1,125,327	20
Residential real estate	1,338,240	4,487	2,376	8,198	15,061	1,353,301	1,113
Home equity	522,584	2,135	683	3,794	6,612	529,196	742
Consumer	334,723	2,466	842	1,138	4,446	339,169	608

Total portfolio loans	6,299,397	10,034	5,469	26,541	42,044	6,341,441	2,726
Loans held for sale	20,320	—	—	—	—	20,320	—

Total loans	$6,319,717	$10,034	$5,469	$26,541	$42,044	$6,361,761	$2,726

Impaired loans included above are as follows:
Non-accrual loans	$9,195	$1,782	$2,033	$23,815	27,630	$36,825
TDRs accruing interest (1)	6,055	348	168	—	516	6,571

Total impaired	$15,250	$2,130	$2,201	$23,815	$28,146	$43,396

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	December 31, 2018			December 31, 2017
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$—	$412	$239	$—
Improved property	14,038	9,293	—	18,229	12,863	—
Commercial and industrial	4,610	3,428	—	3,745	3,086	—
Residential real estate	20,270	18,016	—	20,821	18,982	—
Home equity	5,924	5,036	—	5,833	5,169	—
Consumer	846	671	—	1,084	952	—

Total impaired loans without a specific allowance	45,688	36,444	—	50,124	41,291	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	—	—	—	2,105	2,105	388
Commercial and industrial	—	—	—	—	—	—

Total impaired loans with a specific allowance	—	—	—	2,105	2,105	388

Total impaired loans	$45,688	$36,444	$—	$52,229	$43,396	$388

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$208	$—	$460	$—	$993	$—
Improved property	10,658	381	10,790	436	9,128	115
Commercial and industrial	3,076	12	3,577	8	3,188	9
Residential real estate	19,026	240	17,991	252	17,021	308
Home equity	5,005	25	4,599	19	3,502	20
Consumer	808	7	787	7	909	8

Total impaired loans without a specific allowance	38,781	665	38,204	722	34,741	460

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	842	—	4,446	—	3,012	—
Commercial and industrial	—	—	254	—	3,214	—

Total impaired loans with a specific allowance	842	—	4,700	—	6,226	—

Total impaired loans	$39,623	$665	$42,904	$722	$40,967	$460

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2018	December 31, 2017
Commercial real estate:
Land and construction	$—	$239
Improved property	8,413	13,318

Total commercial real estate	8,413	13,557

Commercial and industrial	3,260	2,958
Residential real estate	13,831	14,661
Home equity	4,610	4,762
Consumer	586	887

Total	$30,700	$36,825

(1)

At December 31, 2018, there was one borrower with a loan greater than $1.0 million totaling $3.4 million, as compared to three borrowers with loans greater than $1.0 million totaling $6.8 million at December 31, 2017. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2018			December 31, 2017
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$3	$3
Improved property	880	1,529	2,409	1,650	428	2,078

Total commercial real estate	880	1,529	2,409	1,650	431	2,081

Commercial and industrial	168	169	337	128	97	225
Residential real estate	4,185	921	5,106	4,321	1,880	6,201
Home equity	426	198	624	407	337	744
Consumer	85	38	123	65	120	185

Total	$5,744	$2,855	$8,599	$6,571	$2,865	$9,436

As of December 31, 2018 and December 31, 2017, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.1 million as of December 31, 2018 and 2017.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2018 and 2017:

	New TDRs (1) For the Year Ended December 31, 2018			New TDRs (1) For the Year Ended December 31, 2017
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved property	2	837	805	2	345	331

Total commercial real estate	2	837	805	2	345	331

Commercial and industrial	4	240	188	1	64	58
Residential real estate	4	218	190	3	144	137
Home equity	2	91	84	2	68	61
Consumer	5	69	49	5	43	30

Total	17	$1,455	$1,316	13	$664	$617

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the years ended December 31, 2018 and 2017 that were restructured within the last twelve months prior to December 31, 2018 and 2017:

	Defaulted TDRs (1) For the Year Ended December 31, 2018		Defaulted TDRs (1) For the Year Ended December 31, 2017
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	2	109	2	128
Home equity	—	—	1	7
Consumer	—	—	—	—

Total	2	$109	3	$135

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2018 and 2017.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

The following table summarizes the recognition of interest income on impaired loans:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Average impaired loans	$39,623	$42,904	$40,967
Amount of contractual interest income on impaired loans	2,631	3,089	2,747
Amount of interest income recognized on impaired loans	665	722	460

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2018	2017
Other real estate owned	$7,173	$5,195
Repossessed assets	92	102

Total other real estate owned and repossessed assets	$7,265	$5,297

Residential real estate included in other real estate owned at December 31, 2018 and December 31, 2017 was $1.3 million and $1.5 million, respectively. At December 31, 2018 and 2017, formal foreclosure proceedings were in process on residential real estate loans totaling $6.0 million and $3.5 million, respectively.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2018	2017
Land and improvements	$55,986	$41,209
Buildings and improvements	167,044	141,960
Furniture and equipment	76,870	75,816

Total cost	299,900	258,985
Accumulated depreciation and amortization	(132,975)	(128,263)

Total premises and equipment, net	$166,925	$130,722

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2018, 2017 and 2016 was $10.5 million, $10.4 million and $9.2 million, respectively.

WesBanco leases certain premises and equipment under non-cancellable operating leases. Certain leases contain renewal options and rent escalation clauses calling for rent increases over the term of the lease. All leases which contain a rent escalation clause are accounted for on a straight-line basis. Rent expense under leases was $4.5 million, $4.2 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2018 are as follows (in thousands):

Year	Amount
2019	$4,822
2020	4,329
2021	3,976
2022	3,177
2023	3,231
2024 and thereafter	15,891

Total	$35,426

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

WesBanco’s Consolidated Balance Sheets include goodwill of $861.9 million and $573.9 million at December 31, 2018 and 2017, respectively, all of which relates to the Community Banking segment. WesBanco’s other intangible assets of $57.0 million and $15.3 million at December 31, 2018 and 2017, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. WesBanco recognized $67.7 million in goodwill and $8.1 million in core deposit intangibles in connection with the FTSB acquisition, and $220.2 million in goodwill and $40.0 million in core deposit and customer list intangibles in connection with the FFKT acquisition. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of core deposit and customer list intangible assets totaled $6.4 million, $4.1 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. WesBanco completed its annual goodwill impairment evaluation as of November 30, 2018 and determined that goodwill was not impaired as of such date as well as December 31, 2018 as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2018. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2018.

The following table shows WesBanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2018	2017
Other intangible assets:
Gross carrying amount	$85,796	$37,725
Accumulated amortization	(28,830)	(22,407)

Net carrying amount of other intangible assets	$56,966	$15,318

The following table shows the amortization on WesBanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2019	$9,569
2020	8,537
2021	7,449
2022	6,614
2023	5,660

As part of the YCB and ESB acquisitions, WesBanco entered into non-compete agreements with former YCB and ESB executives with terms ranging from one to four years. The non-compete agreements are recognized in other assets on the balance sheet with the amortization expense recognized in amortization of intangible assets on the income statement. Amortization expense of non-compete agreements totaled $0.6 million, $0.9 million and $0.7 million in 2018, 2017 and 2016, respectively, and is expected to be $0.2 million in the next year, at which point they will be fully amortized.

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

WesBanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because WesBanco is not considered the primary beneficiary. All of WesBanco’s investments in limited partnerships are privately held, and their market values are not readily available. At December 31, 2018 and 2017, WesBanco had $21.3 million and $15.6 million, respectively, invested in these partnerships. WesBanco also recognizes the unconditional unfunded equity commitments of $13.0 million and $10.7 million at December 31, 2018 and 2017, respectively, in other liabilities. For the year ended December 31, 2016, WesBanco included in operations under the equity method of accounting its share of the partnerships’ losses and impairment of $0.9 million. WesBanco made an accounting policy election to adopt ASU No. 2014-01 in the first quarter of 2017. With the adoption of this pronouncement, WesBanco now classifies the amortization of the investment as a component of income tax expense (benefit) and is proportionally amortized over the tax credit period. The amount for the years ended December 31, 2018 and 2017 was $2.1 million and $1.5 million, respectively, which is included in income tax expense within WesBanco’s Consolidated Financial Statements. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $2.1 million, $1.6 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

WesBanco is also a limited partner in eight other limited partnerships, which provide seed money and capital to startup companies, and financing to low-income housing projects. At December 31, 2018 and 2017, WesBanco had $6.6 million and $5.4 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. WesBanco included in operations under the equity method of accounting its share of the partnerships’ net income of $712 thousand, $47 thousand and $19 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $684.6 million and $581.6 million as of December 31, 2018 and 2017, respectively. Interest expense on certificates of deposit of $100 thousand or more was $8.3 million, $4.4 million and $5.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2019	$821,939
2020	307,282
2021	150,149
2022	76,360
2023	56,171
2024 and thereafter	43,709

Total	$1,455,610

NOTE 10. FHLB AND OTHER SHORT-TERM BORROWINGS

WesBanco is a member of the FHLB system. WesBanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2018 and 2017, WesBanco had FHLB borrowings of $1.1 billion and $0.9 billion, respectively, with a remaining weighted-average interest rate of 2.35% and 1.57%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by WesBanco totaling $50.8 million and $45.9 million at December 31, 2018 and 2017, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by WesBanco with the FHLB at December 31, 2018 and 2017 was estimated to be approximately $2.3 billion and $1.8 billion, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2018 based on their contractual maturity dates and interest rates (dollars in thousands):

Year	Scheduled Maturity	Weighted Average Rate
2019	$488,561	2.04%
2020	405,828	2.54%
2021	140,192	2.82%
2022	17,830	2.91%
2023	—	—
2024 and thereafter	1,763	1.41%

Total	$1,054,174	2.35%

Other short-term borrowings of $290.5 million and $184.8 million at December 31, 2018 and 2017, respectively, consist of securities sold under agreements to repurchase, federal funds purchased, and outstanding borrowings on a revolving line of credit. At December 31, 2018 and 2017, securities sold under agreements to repurchase were $290.5 million and $159.8 million, respectively, with a weighted average interest rate during the year of 1.36% and 0.67%, respectively. There were no federal funds purchased outstanding as of December 31, 2018. There were $25.0 million in outstanding balances of federal funds purchased at December 31, 2017, with an interest rate of 1.60%.

In September 2018, WesBanco renewed a revolving line of credit, which is a senior obligation of the parent company with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There were no outstanding balances as of either December 31, 2018 or 2017.

NOTE 11. SUBORDINATED DEBT AND JUNIOR SUBORDINATED DEBT

WesBanco had $25.5 million of subordinated debt outstanding at December 31, 2018 that was issued by the former YCB, acquired by WesBanco in 2016. These notes have a fixed rate of 6.25%, mature on December 15, 2025, and are callable on December 15, 2020. The interest rate will become a variable rate equal to 3-month LIBOR plus 4.59% on the call date. The subordinated debt is considered Tier 2 regulatory capital for WesBanco and WesBanco Bank.

Certain trusts, consisting of WesBanco Capital Trust II, WesBanco Capital Statutory Trust III, WesBanco Capital Trusts IV, V and VI, Oak Hill Capital Trusts 2, 3 and 4, Community Bank Shares Statutory Trusts I and II, First Federal Statutory Trust II, and Farmers Capital Bank Trusts I and III are all wholly-owned trust subsidiaries of WesBanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to WesBanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by WesBanco, the former Oak Hill Financial, Inc., acquired by WesBanco in 2007, the former YCB, acquired by WesBanco in 2016, and the former FFKT, acquired by WesBanco in 2018, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by WesBanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide WesBanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, WesBanco may not declare or pay dividends on its common stock during any such period. Undertakings made by WesBanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by WesBanco of the obligations of these Trust Preferred Securities. WesBanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. The Oak Hill Financial Trusts 2 and 3 were organized in 2004 and Trust 4 was organized in 2005. The Community Bank Trust I was organized in 2004 and Trust II was organized in 2006, both issued by the former YCB. The First Federal Trust II was organized in 2007 as issued by a former thrift acquired by YCB. The Farmers Capital Bank Trust I was organized in 2005, and Trust III was organized in 2007.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision will permit bank holding companies with consolidated assets of less than $15 billion, such as WesBanco, to continue counting existing trust preferred securities as Tier 1 capital until they mature. All of the Trust Preferred Securities qualified under the current rules as Tier 1 instruments at December 31, 2018, but no such securities issued in the future will count as Tier 1 capital. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax deductible interest feature not normally associated with the equity of a corporation.

In connection with the YCB acquisition in 2016, WesBanco acquired First Federal Statutory Trust III, a Delaware trust established in 2008 and inherited by YCB as part of their First Financial Services acquisition. The Trust owned Junior Subordinated Debt issued by First Financial Services. The trust preferred securities and junior subordinated debt were redeemed at an aggregate redemption price, excluding accrued interest, of $8.2 million in June 2018.

In connection with the FTSB acquisition in 2018, WesBanco acquired First Sentry Bancshares Capital Trust II and Guaranty Financial Statutory Trust I, Delaware trusts established in 2007 by FTSB and 2003 by Guaranty Financial and inherited by FTSB as part of their acquisition. The Trusts owned Junior Subordinated Debt issued by FTSB and Guaranty Financial. The trust preferred securities and junior subordinated debt were redeemed at an aggregate redemption price, excluding accrued interest, of $9.3 million in September 2018.

The following table shows WesBanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2018:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
WesBanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
WesBanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
WesBanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
WesBanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	5,000	155	5,155	6/30/2035	6/30/2015
Community Bank Shares Statutory Trust I (3)	6,382	217	6,599	6/17/2034	6/17/2014
Community Bank Shares Statutory Trust II (8)	8,741	310	9,051	6/15/2036	6/15/2016
First Federal Statutory Trust II (9)	8,694	310	9,004	3/22/2037	3/15/2017
Farmers Capital Bank Trust I (10)	10,000	310	10,310	9/30/2035	9/30/2015
Farmers Capital Bank Trust III (11)	22,500	696	23,196	11/1/2037	11/1/2017

Total	$159,317	$5,039	$164,356

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 5.95% through March 30, 2019, adjustable quarterly.

(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 5.92% through March 26, 2019, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 5.44% through March 17, 2019, adjustable quarterly.
(4)	Variable rate based on the three-month LIBOR plus 1.77% with a current rate of 4.56% through March 17, 2019, adjustable quarterly.
(5)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 4.84% through January 18, 2019, adjustable quarterly.
(6)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 4.74% through January 18, 2019, adjustable quarterly.
(7)	Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 4.40% through March 30, 2019, adjustable quarterly.
(8)	Variable rate based on the three-month LIBOR plus 1.70% with a current rate of 4.49% through March 15, 2019, adjustable quarterly.
(9)	Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 4.39% through March 15, 2019, adjustable quarterly.
(10)	Variable rate based on the three-month LIBOR plus 1.50% with a current rate of 4.30% through March 30, 2019, adjustable quarterly.
(11)	Variable rate based on the three-month LIBOR plus 1.32% with a current rate of 3.86% through February 1, 2019, adjustable quarterly.

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

Loan Swaps

WesBanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting interest rate swaps that WesBanco executes with a third party, such that WesBanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of December 31, 2018 and 2017, WesBanco had 43 and 39, respectively, interest rate swaps with an aggregate notional amount of $229.8 million and $298.2 million, respectively, related to this program. During the years ended December 31, 2018, 2017 and 2016, WesBanco recognized net (losses) gains of $(0.4) million, $(0.4) million and $0.5 million, respectively, related to the changes in fair value of these swaps. Additionally, WesBanco recognized $2.1 million, $2.3 million and $2.5 million of income for the related swap fees for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Fair Values of Derivative Instruments on the Balance Sheet

All derivatives are carried on the consolidated balance sheet at fair value. Derivative assets are classified in the consolidated balance sheet under other assets, and derivative liabilities are classified in the consolidated balance sheet under other liabilities. Changes in fair value are recognized in earnings. None of WesBanco’s derivatives is designated in qualifying hedging relationships under ASC 815.

The table below presents the fair value of WesBanco’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
(in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$229,778	$4,650	$5,081	$298,223	$7,351	$7,345
Other contracts:
Interest rate loan commitments	16,113	125	—	20,319	49	—
Forward TBA contracts	20,000	—	234	31,750	—	23

Total derivatives		$4,775	$5,315		$7,400	$7,368

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the years ended December 31, 2018, 2017 and 2016, respectively.

		For the Years Ended December 31,
(in thousands)	Location of Gain/(Loss)	2018	2017	2016
Interest rate swaps	Other income	$(437)	$(391)	$495
Interest rate loan commitments	Mortgage banking income	125	172	(138)
Forward TBA contracts	Mortgage banking income	443	23	—

Total		$131	$(196)	$357

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

WesBanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $3.9 million as of December 31, 2018. If WesBanco had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2018	2017
Accumulated benefit obligation at end of year	$120,445	$119,559

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$130,307	$115,458
Service cost	2,835	2,578
Interest cost	4,517	4,393
Actuarial (gain) loss	(12,458)	12,172
Acquisition	8,560	—
Benefits paid	(5,003)	(4,294)

Projected benefit obligation at end of year	$128,758	$130,307

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$142,422	$121,597
Actual return on plan assets	(5,587)	20,119
Employer contribution	2,500	5,000
Acquisition	6,776	—
Benefits paid	(5,003)	(4,294)

Fair value of plan assets at end of year	$141,108	$142,422

Amounts recognized in the statement of financial position:
Funded status	$12,351	$12,115

Net amounts recognized as receivable pension costs in the consolidated balance sheets	$12,351	$12,115

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$78	$104
Unrecognized net loss	24,780	24,336

Net amounts recognized in accumulated other comprehensive income (before tax)	$24,858	$24,440

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.48%	3.81%
Rate of compensation increase	3.62%	3.70%
Expected long-term return on assets	6.30%	6.30%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the years ended December 31,
(dollars in thousands)	2018	2017	2016
Components of net periodic benefit cost:
Service cost—benefits earned during year	$2,835	$2,578	$2,799
Interest cost on projected benefit obligation	4,517	4,393	5,094
Expected return on plan assets	(8,939)	(7,647)	(7,719)
Amortization of prior service cost	26	26	26
Amortization of net loss	3,053	3,221	3,020

Net periodic pension cost	$1,492	$2,571	$3,220

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss for period	$2,068	$(300)	$3,329
Unrecognized loss on merged plan	$1,429	$—	$—
Amortization of prior service cost	(26)	(26)	(26)
Amortization of net loss	(3,053)	(3,221)	(3,020)

Total recognized in other comprehensive income	$418	$(3,547)	$283

Total recognized in net periodic pension cost and other comprehensive income	$1,910	$(976)	$3,503

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	3.81%	4.46%	4.74%
Rate of compensation increase	3.70%	3.74%	3.82%
Expected long-term return on assets	6.30%	6.30%	6.79%

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

The estimated net loss and prior service credit for the Plan that will be amortized from accumulated other comprehensive income into the net periodic pension cost over the next fiscal year are $3.1 million and $26 thousand, respectively. Unrecognized prior service cost and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized over the average remaining service period of approximately 8 years.

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class.

Pension Plan Investment Policy and Strategy—The investment policy as established by the Retirement Plans Committee, to be followed by the Trustee, which is WesBanco’s Trust and Investment Services department, is to invest assets based on the target allocations shown in the table below. Assets are reallocated periodically by the Trustee based on the ranges set forth by the Retirement Plans Committee to meet the target allocations. The investment policy is also subject to review periodically to determine if the policy should be changed. Plan assets are to be invested with the principal objective of maximizing long-term total return without exposing Plan assets to undue risk, taking into account the Plan’s funding needs and benefit obligations. Assets are to be invested in a balanced portfolio composed primarily of equities, fixed income, alternative asset funds and cash or cash equivalent money market investments.

A maximum of 5% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds, which invest in foreign stock. WesBanco common stock can represent up to 5% of the total market value. Corporate bonds selected for purchase must be rated Baa1 by Moody’s or BBB+ by Standard and Poor’s or higher. No more than 5% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years. There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2018 and 2017, the Plan’s equity securities included 55,300 shares of WesBanco common stock with a fair market value of $2.0 million and $2.2 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target Allocation for 2018
		December 31,
		2018	2017
Asset Category:
Equity securities	55-75%	62%	64%
Debt securities	25-55%	35%	32%
Cash and cash equivalents	0-5%	3%	4%

Total		100%	100%

The fair values of WesBanco’s pension plan assets at December 31, 2018 and 2017, by asset category are as follows:

		December 31, 2018 Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$39,021	$39,021	$—	$—
Equity securities	60,127	60,127	—	—
Corporate debt securities	16,980	—	16,980	—
Municipal obligations	2,930	—	2,930	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	22,050	—	22,050	—

Total defined benefit pension plan assets (1)	$141,108	$99,148	$41,960	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $141.4 million.

		December 31, 2017 Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$39,799	$39,799	$—	$—
Equity securities	64,128	64,128	—	—
Corporate debt securities	16,147	—	16,147	—
Municipal obligations	3,004	—	3,004	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	19,322	—	19,322	—

Total defined benefit pension plan assets (1)	$142,400	$103,927	$38,473	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $142.4 million.

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

Cash Flows—WesBanco has no required minimum contribution to the Plan for 2019 and as of December 31, 2018; however, WesBanco expects to make a voluntary contribution of $3.0 million in 2019. WesBanco contributed $2.5 million, $5.0 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents estimated benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2019	$4,376
2020	5,456
2021	5,956
2022	6,284
2023	6,643
2024 to 2028	38,526

WesBanco assumed YCB’s obligation for a predecessor bank’s participation in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra Plan”). The participating employer plan has been frozen to new participants since 2002. WesBanco spun off the assets from the Pentegra Plan, contributing approximately $2.8 million to satisfy the estimated final costs to do so. This spin off had no impact on earnings as the liability was included in YCB’s balance sheet as of the acquisition date. The distributed assets from the Pentegra Plan were transferred to a plan providing substantially the same benefits to the participants. This plan was merged into the existing WesBanco, Inc. Defined Benefit Pension Plan effective December 31, 2018.

FFKT Postretirement Medical Benefit Plan—WesBanco assumed FFKT’s postretirement medical benefit plan, which had a liability totaling $15.0 million at the acquisition date. The plan covers FFKT employees who were hired before January 1, 2016 and meet certain age and length of full-time service requirements. The plan was modified in August 2018, which reduced the number of eligible employees. The modification resulted in a $5.5 million unrealized gain, which was recorded in accumulated other comprehensive income, net of tax, and will be recognized over the life of the plan participants estimated to be approximately 17 years. Benefits provided under this plan are unfunded, and payments to the plan participants are made by WesBanco.

The benefit obligation and funded status of the plan are as follows:

December 31,
(dollars in thousands)	2018
Change in projected benefit obligation:
Projected benefit obligation at acquisition	$9,518
Interest cost	138
Plan amendment	2,135
Actuarial gain	(151)
Participant contributions	73
Benefits paid	(199)

Projected benefit obligation at end of year	$11,514

Amounts recognized in the statement of financial position:
Funded status	$(11,514)
Unrecognized prior service cost	—
Unrecognized net loss	—

Net amounts recognized as receivable pension costs in the consolidated balance sheets	$(11,514)

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net gain	$(151)
Prior service cost	(3,240)

Net amounts recognized in accumulated other comprehensive income (before tax)	$(3,391)

Weighted average assumptions used to determine benefit obligations:
Discount rate	4.09%
Rate of compensation increase	NA
Expected long-term return on assets	NA

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

(dollars in thousands)	For the year ended December 31, 2018
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$138
Amortization of prior service cost	(121)

Net periodic pension cost	$17

Other changes in plan benefit obligations recognized in other comprehensive income:
Prior service cost for period	$—
Net gain for the period	(151)
Prior service cost	2,135
Amortization of prior service cost	121

Total recognized in other comprehensive income	$2,105

Total recognized in net periodic pension cost and other comprehensive income	$2,122

Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.05%
Rate of compensation increase	NA
Expected long-term return on assets	NA

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for the five years thereafter (in thousands):

Year	Amount
2019	$515
2020	538
2021	570
2022	594
2023	605
2024 to 2028	3,275

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

As of December 31, 2018, the KSOP held 451,674 shares of WesBanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Total expense for the KSOP was $3.7 million, $3.3 million and $2.8 million in 2018, 2017 and 2016, respectively. WesBanco had 384,770 and 415,052 shares registered on Form S-8 remaining for future issuance under the KSOP plan at December 31, 2018 and 2017, respectively.

Incentive Bonus, Option and Restricted Stock Plan—The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus, a Long-Term Incentive, including a Total Shareholder Return Plan, a Stock Option component, and a Restricted Stock component for certain key officers of the Company. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned through the attainment of certain performance goals or on a time-based vesting requirement. Performance goals or service vesting requirements are established by WesBanco’s Compensation Committee. On April 20, 2017, WesBanco registered an additional 1,000,000 shares of WesBanco common stock for issuance under the Incentive Plan. WesBanco had 694,775 and 912,192 shares, registered on Form S-8, remaining for future issuance under equity compensation plans at December 31, 2018 and 2017, respectively.

Annual Bonus

Compensation expense for the Annual Bonus was $2.0 million, $1.8 million and $1.6 million for 2018, 2017, and 2016, respectively.

Stock Options

On May 16, 2018, WesBanco granted 117,600 stock options to selected participants, including certain named executive officers at an exercise price of $45.65 per share. The options granted in 2018 are service-based and vest in two equal installments on December 31, 2018 and December 31, 2019, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.9 million, $0.6 million and $0.5 million for 2018, 2017 and 2016, respectively. At December 31, 2018, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.5 million with an expense recognition period of one year remaining. The maximum term of options granted under WesBanco’s stock option plan is ten years from the original grant date; however, options granted in 2018 had a term of seven years.

The total intrinsic value of options exercised was $0.9 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively. The cash received and related tax benefit realized from stock options exercised was $1.8 million and $0.2 million in 2018 and was $1.5 million and $0.3 million in 2017. Shares issued in connection with options exercised are issued from treasury shares acquired under WesBanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the years ended December 31,
	2018	2017	2016
Weighted-average life	5.2 years	5.2 years	5.1 years
Risk-free interest rate	2.95%	1.91%	1.43%
Dividend yield	2.54%	2.67%	2.97%
Volatility factor	21.27%	21.47%	23.92%
Fair value of the grants	$8.54	$6.02	$5.09

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the year ended December 31, 2018
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	336,688	$33.20
Granted during the year	117,600	45.65
Exercised during the year	(58,763)	31.48
Forfeited or expired during the year	(1,900)	37.17

Outstanding at end of the year	393,625	$37.15

Exercisable at year end	334,825	$35.66

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year-end was $1.1 million and $1.1 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2018:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2012	6,000	$20.02	6,000	$20.02	0.37
2013	20,250	25.00	20,250	25.00	1.37
2014	32,350	28.79	32,350	28.79	2.39
2015	48,250	31.58	48,250	31.58	3.42
2016	61,850	32.37	61,850	32.37	4.40
2017	107,325	38.88	107,325	38.88	5.35
2018	58,800	45.65	117,600	45.65	6.38

Total	334,825	$20.02 to $45.65	393,625	$37.15	4.75

Restricted Stock

During 2018, WesBanco granted 98,301 shares of service-based restricted stock to certain officers. Of these shares, 79,616 cliff vest 36 months from the date of grant and 18,685 shares cliff vest 24 months from the date of grant. The weighted average fair value of the restricted stock granted was $46.10 per share. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on 70,151 restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends in cash to participants. Dividends are not accrued on the other 28,150 shares until the restricted stock vests. Voting rights accrue from date of issuance on 70,151 shares granted, while voting rights do not accrue until vested on 28,150 shares granted.

WesBanco also granted 8,081 shares of performance-based restricted stock to select officers. These shares have a three-year performance period, beginning January 1, 2019, based on WesBanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of financial institutions with total assets between approximately $10.5 billion and $24.6 billion. Earned performance-based restricted shares are subject to additional service-based vesting with 50% vesting on May 16, 2022 after the completion of the three-year performance period and the final 50% vesting on May 16, 2023.

Dividends accrue on the restricted shares once the performance objective is achieved and then are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends in cash to participants. Voting rights accrue upon achievement of the performance objective.

Compensation expense relating to all restricted stock was $3.0 million, $2.1 million and $1.4 million in 2018, 2017 and 2016, respectively. At December 31, 2018, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $5.7 million with a weighted average expense recognition period of 2.13 years remaining.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the year ended December 31, 2018	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2018	208,390	$34.91
Granted during the year	106,382	46.07
Vested during the year	(50,301)	31.92
Forfeited or expired during the year	(6,565)	32.88
Dividend reinvestment	5,551	43.15

Non-vested at end of the year	263,457	$40.21

Total Shareholder Return Plan

On November 18, 2015, WesBanco’s Compensation Committee adopted Administrative Rules for a Total Shareholder Return Plan (“TSRP”). The TSRP measures the TSR on WesBanco common stock over a three-year measurement period relative to the return of an established peer group of publicly traded companies over the same performance period. The award is determined at the end of the three-year period if the TSR of WesBanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of WesBanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments. Voting rights accrue at such time as well. WesBanco granted 12,000 TSRP shares in 2018 for the performance period beginning January 1, 2018 and ending December 31, 2020 to certain executive officers. In 2017, as well, 12,000 shares were granted for the performance period beginning January 1, 2017 and ending December 31, 2019 to certain executive officers. While no TSRP shares were granted during 2016, in late 2015 WesBanco granted 12,000 TSRP shares for the performance period beginning January 1, 2016 and ending December 31, 2018 to certain executive officers. The fair value of the market-based awards is based on a Monte-Carlo Simulation valuation of our common stock and our peers’ common stock as of the grant date.

Based on the calculation of shareholder return over the measurement period beginning January 1, 2016 and ending December 31, 2018, WesBanco stock performance did not equal or exceed the 50th percentile when compared to peer calculations of shareholder return. Therefore, none of the 12,000 shares granted in 2015 will vest.

Compensation expense relating to the TSR plans was $0.5 million, $0.2 million, and $0.1 million in 2018, 2017 and 2016, respectively. The grant date fair value of the 2018 TSR award was $45.47 per share. At December 31, 2018, the total unrecognized compensation expense related to non-vested TSR awards totaled $0.5 million with a weighted average expense recognition period of 2.6 years remaining.

NOTE 14. REVENUE RECOGNITION

WesBanco adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach and there was no material impact on WesBanco’s Consolidated Financial statements. Interest income, net securities (losses) gains and bank-owned life insurance are not in scope of ASC 606. For the revenue streams in scope of ASC 606, including trust fees, service charges on deposits, electronic banking fees, payment processing fees, net securities brokerage revenue, mortgage banking income and net gain or loss on sale of other real estate owned, there are no significant judgements related to the amount and timing of revenue recognition.

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

Payment processing fees: Payment processing fees are fees earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name FirstNet. The fees are derived from both the individual consumer banking transactions and from businesses or service providers through monthly billing for total transactions occurring. These fees are earned at the time the transaction or customer activity occurs. The fees are debited from the customers’ and the business’s deposit accounts.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the year ended December 31, 2018:

(in thousands)	Point of Revenue Recognition	For the Year Ended December 31, 2018
Revenue Streams
Trust fees
Trust account fees	Over time	$15,833
WesMark fees	Over time	8,790

Total trust fees		24,623
Service charges on deposits
Commercial banking fees	Over time	2,125
Personal service charges	At a point in time & over time	21,545

Total service charges on deposits		23,670

Net securities brokerage revenue
Annuity commissions	At a point in time	5,178
Equity and debt security trades	At a point in time	429
Managed money	Over time	647
Trail commissions	Over time	932

Total net securities brokerage revenue		7,186

Payment processing fees (1)	At a point in time & over time	1,028
Electronic banking fees	At a point in time	23,300
Mortgage banking income	At a point in time	5,840
Net gain or loss on sale of other real estate owned	At a point in time	524

(1)	Payment processing fees are included in other non-interest income.

NOTE 15. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, consulting fees, ATM expenses, postage, supplies, legal fees, communications, other real estate owned and foreclosure expenses, and other expenses. Other operating expenses are presented below:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Franchise and other miscellaneous taxes	$9,847	$8,423	$6,825
Consulting, regulatory and advisory fees	6,976	6,857	6,270
ATM and electronic banking interchange expenses	5,718	4,510	4,297
Postage and courier expenses	4,143	3,879	3,306
Supplies	3,180	3,033	2,919
Legal fees	2,778	2,781	2,406
Communications	2,569	2,487	1,800
Other real estate owned and foreclosure expenses	831	1,097	1,210
Other	14,679	12,263	11,967

Total other operating expenses	$50,721	$45,330	$41,000

NOTE 16. INCOME TAXES

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced WesBanco’s corporate federal rate from 35% to 21% effective January 1, 2018. As a result, WesBanco was required to remeasure deferred tax assets and liabilities using the enacted rate at which WesBanco expected them to be recovered or settled. The effect of this remeasurement was recorded to income tax expense in the year the tax law is enacted. WesBanco recorded a provisional amount of $12.8 million at December 31, 2017 related to the remeasurement of deferred tax balances. Upon final analysis of available information and refinement of the calculation during 2018, WesBanco increased the provisional amount by $0.1 million, which is included as a component of income tax expense from continuing operations. WesBanco considers the Act remeasurement of the deferred taxes to be complete.

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
Tax reform remeasurement	0.0%	8.6%	0.0%
Net tax-exempt interest income on securities and loans of state and political subdivisions	(3.2%)	(6.0%)	(7.0%)
State income taxes, net of federal tax effect	1.7%	1.3%	1.4%
Bank-owned life insurance	(0.8%)	(1.1%)	(1.2%)
General business credits	(1.6%)	(1.7%)	(2.1%)
All other—net	0.9%	0.2%	0.3%

Effective tax rate	18.0%	36.3%	26.4%

The provision for income taxes applicable to income before taxes consists of the following:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$20,707	$24,634	$18,053
State	3,542	2,061	2,159
Deferred:
Tax reform remeasurement	—	12,765	—
Federal	6,864	13,329	10,519
State	299	1,018	305

Total	$31,412	$53,807	$31,036

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

(in thousands)	2018	2017	2016
Securities and defined benefit pension plan unrecognized items	$1,250	$345	$(3,480)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2018	2017	2016
Deferred tax assets:
Allowance for loan losses	$11,207	$10,389	$16,198
Compensation and benefits	5,851	2,536	5,444
Security gains and losses	3,707	821	2,854
Purchase accounting adjustments	—	1,565	—
Non-accrual interest income	1,388	1,389	2,392
Tax credit carryforwards	—	5,204	12,744
Net operating loss carryforwards	4,854	6,062	12,020
Fair value adjustments on securities available-for-sale	6,345	3,962	5,394
Other	2,125	1,118	5,194

Gross deferred tax assets	35,477	33,046	62,240

Deferred tax liabilities:
Depreciation and amortization	(1,020)	(1,883)	(3,448)
Accretion on securities	(461)	(266)	(421)
Deferred fees and costs	(1,641)	(2,989)	—
Purchase accounting adjustments	(1,003)	—	(149)
Partnership adjustments	(680)	(674)	(1,128)
Other	(367)	(120)	(2,519)

Gross deferred tax liabilities	(5,172)	(5,932)	(7,665)

Net deferred tax assets	$30,305	$27,114	$54,575

At both December 31, 2018 and 2017, WesBanco had $0.1 million valuation allowance on certain capital loss carryforwards. No valuation allowance was established for the remaining deferred tax assets since management believes that deferred tax assets are likely to be realized through future reversals of existing taxable temporary differences and future taxable income.

As a result of the acquisition of YCB in 2016, WesBanco has federal net operating loss carryforwards of $21.3 million, which expire between 2030 and 2036; and Indiana net operating loss carryforwards of $9.2 million, which expire between 2031 and 2036.

As a result of the previous acquisitions of YCB, ESB, Fidelity, Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at both December 31, 2018 and 2017 included $45.9 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $10.5 million for both 2018 and 2017. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $(0.2) million, $0.2 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At both December 31, 2018 and 2017, WesBanco had approximately $0.5 million of unrecognized tax benefits and interest. As of December 31, 2018, $0.5 million of these tax benefits would affect the effective tax rate if recognized. At December 31, 2018 and December 31, 2017, accrued interest related to uncertain tax positions was immaterial. WesBanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

WesBanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. WesBanco, ESB, YCB, FTSB and FFKT are no longer subject to any income tax examinations for years prior to 2015.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the years ended December 31,
(in thousands)	2018	2017	2016
Balance at beginning of year	$467	$436	$326
Additions based on tax positions related to the current year	68	101	110
Reductions for tax positions of prior years	—	—	—
Reductions due to the statute of limitations	(70)	(70)	—
Settlements	—	—	—

Balance at end of year	$465	$467	$436

NOTE 17. FAIR VALUE MEASUREMENT

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

Loans held for sale: Loans held for sale are carried, in aggregate, at fair value as WesBanco elected the fair value option as of October 1, 2017. The use of a valuation model using quoted prices of similar instruments are significant inputs in arriving at the fair value and therefore loans held for sale are classified within level 2 of the fair value hierarchy.

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2018 and December 31, 2017:

		December 31, 2018 Fair Value Measurements Using:
(in thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Recurring fair value measurements
Equity securities	$11,737	$11,737	$—	$—	$—
Available-for-sale debt securities
U.S. Treasury	19,878	—	19,878	—	—
U.S. Government sponsored entities and agencies	141,652	—	141,652	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,561,255	—	1,561,255	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	168,972	—	168,972	—	—
Obligations of state and political subdivisions	185,114	—	183,611	1,503	—
Corporate debt securities	37,258	—	37,258	—	—

Total available-for-sale debt securities	$2,114,129	$—	$2,112,626	$1,503	$—
Loans held for sale	8,994	—	8,994	—	—
Other assets—interest rate derivatives agreements	4,650	—	4,650	—	—

Total assets recurring fair value measurements	$2,139,510	$11,737	$2,126,270	$1,503	$—

Other liabilities—interest rate derivatives agreements	$5,081	$—	$5,081	$—	$—

Total liabilities recurring fair value measurements	$5,081	$—	$5,081	$—	$—

Nonrecurring fair value measurements
Impaired loans	$—	$—	$—	$—	$—
Other real estate owned and repossessed assets	7,265	—	—	7,265	—

Total nonrecurring fair value measurements	$7,265	$—	$—	$7,265	$—

		December 31, 2017 Fair Value Measurements Using:
(unaudited, in thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Recurring fair value measurements
Equity securities	$13,457	$11,391	$—	$—	$2,066
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	71,843	—	71,843	—	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	934,922	—	934,922	—	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	114,867	—	114,867	—	—
Obligations of state and political subdivisions	104,830	—	104,830	—	—
Corporate debt securities	35,403	—	35,403	—	—

Total available-for-sale debt securities	$1,261,865	$—	$1,261,865	$—	$—
Loans held for sale	20,320	—	20,320	—	—
Other assets—interest rate derivatives agreements	7,351	—	7,351	—	—

Total assets recurring fair value measurements	$1,302,993	$11,391	$1,289,536	$—	$2,066

Other liabilities—interest rate derivatives agreements	$7,345	$—	$7,345	$—	$—

Total liabilities recurring fair value measurements	$7,345	$—	$7,345	$—	$—

Nonrecurring fair value measurements
Impaired loans	$1,717	$—	$—	$1,717	$—
Other real estate owned and repossessed assets	5,297	—	—	5,297	—

Total nonrecurring fair value measurements	$7,014	$—	$—	$7,014	$—

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between levels 1, 2, or 3 for the years ended December 31, 2018 and 2017.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2018:
Impaired loans	$—	Appraisal of collateral (1)	Appraisal adjustments (2)	—
			Liquidation expenses (2)	—
Other real estate owned and repossessed assets	7,265	Appraisal of collateral (1)(3)

December 31, 2017:
Impaired loans	$1,717	Appraisal of collateral (1)	Appraisal adjustments (2)	(4.8%) /(4.8%)
			Liquidation expenses (2)	(7.6%) /(7.6%)
Other real estate owned and repossessed assets	5,297	Appraisal of collateral (1)(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

	Carrying Amount	Fair Value Estimate	Fair Value Measurements at December 31, 2018
(in thousands)			Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$169,186	$169,186	$169,186	$—	$—	$—
Equity securities	11,737	11,737	11,737	—	—	—
Available-for-sale debt securities	2,114,129	2,114,129	—	2,112,626	1,503	—
Held-to-maturity debt securities	1,020,934	1,020,743	—	1,020,195	548	—
Net loans	7,607,333	7,422,825	—	—	7,422,825	—
Loans held for sale	8,994	8,994	—	8,994	—	—
Other assets—interest rate derivatives	4,650	4,650	—	4,650	—	—
Accrued interest receivable	38,853	38,853	38,853	—	—	—

Financial Liabilities
Deposits	8,831,633	8,836,390	7,376,023	1,460,367	—	—
Federal Home Loan Bank borrowings	1,054,174	1,051,401	—	1,051,401	—	—
Other borrowings	290,522	290,854	288,918	1,936	—	—
Subordinated debt and junior subordinated debt	189,842	174,448	—	174,448	—	—
Other liabilities—interest rate derivatives	5,081	5,081	—	5,081	—	—
Accrued interest payable	4,627	4,627	4,627	—	—	—

	Carrying Amount	Fair Value Estimate	Fair Value Measurements at December 31, 2017
(in thousands)			Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)	Investments Measured at Net Asset Value
Financial Assets
Cash and due from banks	$117,572	$117,572	$117,572	$—	$—	$—
Equity securities	13,457	13,457	11,391	—	—	2,066
Available-for-sale debt securities	1,261,865	1,261,865	—	1,261,865	—	—
Held-to-maturity debt securities	1,009,500	1,023,784	—	1,023,191	593	—
Net loans	6,296,157	6,212,823	—	—	6,212,823	—
Loans held for sale	20,320	20,320	—	20,320	—	—
Other assets—interest rate derivatives	7,351	7,351	—	7,351	—	—
Accrued interest receivable	29,728	29,728	29,728	—	—	—

Financial Liabilities
Deposits	7,043,588	7,053,536	5,766,531	1,287,005	—	—
Federal Home Loan Bank borrowings	948,203	944,706	—	944,706	—	—
Other borrowings	184,805	184,814	182,785	2,029	—	—
Subordinated debt and junior
subordinated debt	164,327	146,484	—	146,484	—	—
Other liabilities—interest rate derivatives	7,345	7,345	—	7,345	—	—
Accrued interest payable	3,178	3,178	3,178	—	—	—

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on WesBanco’s consolidated balance sheets:

Cash and due from banks: The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Held-to-maturity debt securities: Fair values for debt securities held-to-maturity are determined in the same manner as the investment securities, which are described above.

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

NOTE 18. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Securities Available-for-Sale	Unrealized Gains on Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)

Other comprehensive income/(loss) before reclassifications	(4,277)	(7,220)	—	(11,497)
Acquired FFKT post-retirement medical benefit plan	4,235	—	—	4,235
Amounts reclassified from accumulated other comprehensive income/(loss)	2,126	11	(188)	1,949

Period change	2,084	(7,209)	(188)	(5,313)
Adoption of Accounting Standard ASU 2016-01 (2)	—	(1,063)	—	(1,063)

Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)

Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

Other comprehensive income/(loss) before reclassifications	239	(985)	—	(746)
Amounts reclassified from accumulated other comprehensive income/(loss)	2,194	(27)	(209)	1,958

Period change	2,433	(1,012)	(209)	1,212
Adoption of accounting standard ASU 2018-02	(3,301)	(2,348)	68	(5,581)

Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)

Balance at December 31, 2015	$(17,539)	$(4,162)	$747	$(20,954)

Other comprehensive income/(loss) before reclassifications	(2,112)	(4,300)	—	(6,412)
Amounts reclassified from accumulated other comprehensive income/(loss)	1,893	(1,428)	(225)	240

Period change	(219)	(5,728)	(225)	(6,172)

Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23% in 2018 and 37% in all prior periods.
(2)	See Note 1, Summary of Significant Policies for additional information about WesBanco’s adoption of ASU 2016-01.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2018	2017	2016
Securities available-for-sale (1):
Net securities losses (gains) reclassified into earnings	$15	$(42)	$(2,251)	Net securities gains (Non-interest income)
Related income tax (benefit) expense	(4)	15	823	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	11	(27)	(1,428)

Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(244)	(326)	(357)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	56	117	132	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	(188)	(209)	(225)

Defined benefit plans (2):
Amortization of net loss and prior service costs	2,948	3,247	3,046	Employee benefits (Non-interest expense)
Related income tax benefit	(822)	(1,053)	(1,153)	Provision for income taxes

Net effect on accumulated other comprehensive income/(loss) for the period	2,126	2,194	1,893

Total reclassifications for the period	$1,949	$1,958	$240

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 13, “Employee Benefit Plans” for additional detail.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.7 million and $0.6 million as of December 31, 2018 and 2017, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both December 31, 2018 and 2017.

Contingent obligations to purchase loans funded by other entities include affordable housing plan guarantees, credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Affordable housing plan guarantees are performance guarantees for various building project loans. The guarantee amortizes as the loan balances decrease. Credit card guarantees are credit card balances not owned by WesBanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2018	2017
Lines of credit	$1,894,030	$1,452,697
Loans approved but not closed	258,778	245,644
Overdraft limits	153,572	126,671
Letters of credit	42,841	31,951
Contingent obligations and other guarantees	61,509	6,700

Contingent Liabilities—WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 20. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

WesBanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of WesBanco Bank, is a Certified Development Entity (“CDE”) with $100.0 million of New Markets Tax Credits (“NMTC”) of which $60.0 million had been invested in WBCDC at December 31, 2018. The remaining $40.0 million of NMTC, none of which had been invested as of December 31, 2018, was awarded to WBCDC in 2018. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. As of December 31, 2018, WesBanco has received $23.1 million in tax credits over the seven-year credit allowance periods for its $60.0 million NMTC authority invested in WBCDC. WesBanco is eligible to receive an additional $0.3 million in tax credits with respect to aggregate QEI amounts invested with a remaining seven-year credit allowance period. In addition, WesBanco will be eligible to receive $15.6 million in tax credits over a seven-year credit allowance period for the $40.0 million NMTC authority awarded in 2018 and to be invested beginning in 2019.

WesBanco Bank recognized $0.7 million, $1.0 million and $1.8 million in NMTC in its income tax provision for the years ended December 31, 2018, 2017 and 2016, respectively. These tax credits are subject to certain general business tax credit limitations and are therefore limited in deductibility on WesBanco’s federal income tax return. As of December 31, 2018, no prior NMTC has been carried forward to future tax years.

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

At December 31, 2018, 2017 and 2016, none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future. Most all prior credits are no longer subject to recapture.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2018, and the results of its operations and cash flows for the year ended December 31, 2018:

BALANCE SHEET

(in thousands)	December 31, 2018
Assets
Cash and due from banks	$42,711
Loans, net of allowance for loan losses of $261	29,502
Investments	1,441
Other assets	75

Total Assets	$73,729

Liabilities	$206
Shareholder Equity	73,523

Total Liabilities and Shareholder Equity	$73,729

STATEMENT OF INCOME

(in thousands)	For the year ended December 31, 2018
Interest income
Loans	$1,103
Other	3

Total interest income	1,106
Provision for loan losses	7

Net interest income after provision for loan losses	1,099
Gain on investments	621
Non-interest expense	276

Income before provision for income taxes	1,444
Provision for income taxes	333

Net income	$1,111

STATEMENT OF CASH FLOWS

(in thousands)	For the year ended December 31, 2018
Operating Activities
Net income	$1,111
Provision for loan losses	7
Gain on investments	(621)
Net change in other assets	120
Net change in other liabilities	(148)

Net cash provided by operating activities	469

Investing Activities
Decrease in loans	5,709

Net cash provided by investing activities	5,709

Financing Activities
Qualified equity investment by parent company	—

Net cash provided by financing activities	—

Net increase in cash and cash equivalents	6,178
Cash and cash equivalents at beginning of year	36,533

Cash and cash equivalents at end of year	$42,711

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of WesBanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $10.6 million, $16.7 million and $18.7 million as of December 31, 2018, 2017, and 2016, respectively. During 2018, $4.5 million in related party loans were funded and $10.6 million were repaid or no longer related. At December 31, 2018, 2017 and 2016, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 22. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, WesBanco. WesBanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Division of Financial Institutions. WesBanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, WesBanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by WesBanco Bank to WesBanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2018, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of up to $105.4 million from WesBanco Bank.

WesBanco and WesBanco Bank are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The average required reserve balance was $2.3 million during 2018. WesBanco did not have an average required reserve balance during 2017.

Additionally, WesBanco and WesBanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on WesBanco’s financial results.

All bank holding companies and banking subsidiaries are required to have common equity Tier 1 (“CET1”) of at least 4.5%, core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define “well-capitalized” levels of CET1, Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6.5%, 8%, 10%, and 5%, respectively. WesBanco and WesBanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2018 and 2017. There are no conditions or events since December 31, 2018 that management believes have changed WesBanco’s “well-capitalized” category.

The Basel III capital standards, effective January 1, 2015 with a phase-in period ending January 1, 2019, establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities as tier 1 capital issued before May 19, 2010 for bank holding companies under $15 billion, and increases the capital required for certain categories of assets.

WesBanco currently has $164.4 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $162.5 million, issued by unconsolidated trust subsidiaries of WesBanco underlying such junior subordinated debt, and are considered Tier 1 capital in accordance with current regulatory reporting requirements.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank:

			December 31, 2018			December 31, 2017
(dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,258,605	10.74%	$468,824	$970,425	10.39%	$373,566
Common equity Tier 1	4.50%	6.50%	1,096,105	13.14%	375,254	834,554	12.14%	309,298
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,258,605	15.09%	500,338	970,425	14.12%	412,397
Total capital to risk-weighted assets	8.00%	10.00%	1,333,503	15.99%	667,118	1,042,124	15.16%	549,863
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,108,600	9.48%	$467,939	$869,227	9.32%	$372,900
Common equity Tier 1	4.50%	6.50%	1,108,600	13.30%	375,117	869,227	12.66%	308,900
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,108,600	13.30%	500,156	869,227	12.66%	411,866
Total capital to risk-weighted assets	8.00%	10.00%	1,183,498	14.20%	666,874	940,303	13.70%	549,155

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

NOTE 23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2018	2017
ASSETS
Cash and short-term investments	$121,857	$75,911
Investment in subsidiaries—Bank	1,991,452	1,431,021
Investment in subsidiaries—Nonbank	12,322	7,755
Securities available-for-sale, at fair value	1,212	2,687
Other assets	33,159	28,614

Total Assets	$2,160,002	$1,545,988

LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$164,356	$138,564
Dividends payable and other liabilities	16,819	12,103

Total Liabilities	181,175	150,667
SHAREHOLDERS’ EQUITY	1,978,827	1,395,321

Total Liabilities and Shareholders’ Equity	$2,160,002	$1,545,988

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2018	2017	2016
Dividends from subsidiaries—Bank	$86,000	$72,000	$85,000
Dividends from subsidiaries—Nonbank	486	2,520	800
Income from securities	24	73	75
Other income	900	203	147

Total income	87,410	74,796	86,022
Interest expense	7,551	6,032	4,136
Other expense	7,940	4,004	5,628

Total expense	15,491	10,036	9,764

Income before income tax benefit and undistributed net income of subsidiaries	71,919	64,760	76,258
Income tax benefit	(3,739)	(4,726)	(3,149)

Income before undistributed net income of subsidiaries	75,658	69,486	79,407
Equity in undistributed net income of subsidiaries	67,454	24,996	7,228

NET INCOME	$143,112	$94,482	$86,635

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$143,112	$94,482	$86,635
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(67,454)	(24,996)	(7,228)
(Increase) Decrease in other assets	(3,612)	566	14,679
Net securities losses	36	—	—
Other—net	4,988	2,848	2,094

Net cash provided by operating activities	77,070	72,900	96,180

INVESTING ACTIVITIES
Proceed from sales—securities available-for-sale	1,511	—	—
Purchase of securities—securities available-for-sale	—	(200)	—
Acquisitions and additional capitalization of subsidiaries, net of cash acquired (paid)	37,309	—	(43,199)

Net cash provided (used in) by investing activities	38,820	(200)	(43,199)

FINANCING ACTIVITIES
Repayment of junior subordinated debt	(17,519)	—	—
Issuance of common stock	1,578	1,040	1,713
Treasury shares purchased—net	(426)	—	(3,026)
Dividends paid to common and preferred shareholders	(53,577)	(44,864)	(37,805)

Net cash used in financing activities	(69,944)	(43,824)	(39,118)

Net increase in cash and cash equivalents	45,946	28,876	13,863
Cash and short-term investments at beginning of year	75,911	47,035	33,172

Cash and short-term investments at end of year	$121,857	$75,911	$47,035

NOTE 24. BUSINESS SEGMENTS

WesBanco operates two reportable segments: (i) Community Banking and (ii) Trust and Investment Services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $4.3 billion, $3.9 billion and $3.7 billion at December 31, 2018, 2017 and 2016, respectively. These assets are held by WesBanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the year ended December 31, 2018:
Interest and dividend income	$414,957	$—	$414,957
Interest expense	67,721	—	67,721

Net interest income	347,236	—	347,236
Provision for credit losses	7,764	—	7,764

Net interest income after provision for credit losses	339,472	—	339,472
Non-interest income	75,653	24,623	100,276
Non-interest expense	250,338	14,886	265,224

Income before provision for income taxes	164,787	9,737	174,524
Provision for income taxes	29,367	2,045	31,412

Net income	$135,420	$7,692	$143,112

For the year ended December 31, 2017:
Interest and dividend income	$332,424	$—	$332,424
Interest expense	42,129	—	42,129

Net interest income	290,295	—	290,295
Provision for credit losses	9,986	—	9,986

Net interest income after provision for credit losses	280,309	—	280,309
Non-interest income	66,100	22,740	88,840
Non-interest expense	207,441	13,419	220,860

Income before provision for income taxes	138,968	9,321	148,289
Provision for income taxes	50,079	3,728	53,807

Net income	$88,889	$5,593	$94,482

For the year ended December 31, 2016:
Interest and dividend income	$286,097	$—	$286,097
Interest expense	32,767	—	32,767

Net interest income	253,330	—	253,330
Provision for credit losses	8,478	—	8,478

Net interest income after provision for credit losses	244,852	—	244,852
Non-interest income	59,869	21,630	81,499
Non-interest expense	196,784	11,896	208,680

Income before provision for income taxes	107,937	9,734	117,671
Provision for income taxes	27,142	3,894	31,036

Net income	$80,795	$5,840	$86,635

Total non-fiduciary assets of the trust and investment services segment were $4.6 million (including $2.6 million of trust customer intangibles), $1.5 million, and $4.3 million at December 31, 2018, 2017, and 2016, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

NOTE 25. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2018 and 2017.

	2018 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest and dividend income	$86,417	$98,888	$108,393	$121,387	$414,957
Interest expense	13,125	16,541	18,460	19,620	67,721

Net interest income	73,292	82,347	89,933	101,767	347,236
Provision for credit losses	2,168	1,708	1,035	2,854	7,764

Net interest income after provision for credit losses	71,124	80,639	88,898	98,913	339,472
Non-interest income	24,019	23,050	26,140	27,864	101,176
Net securities (losses) gains	(39)	358	84	(1,303)	(900)
Non-interest expense	54,571	63,543	76,120	70,990	265,224

Income before provision for income taxes	40,533	40,504	39,002	54,484	174,524
Provision for income taxes	7,004	7,335	6,516	10,556	31,412

Net income	$33,529	$33,169	$32,486	$43,928	$143,112

Earnings per common share—basic	$0.76	$0.71	$0.65	$0.80	$2.93

Earnings per common share—diluted	$0.76	$0.71	$0.64	$0.80	$2.92

	2017 Quarter ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest and dividend income	$79,924	$82,160	$85,489	$84,851	$332,424
Interest expense	9,205	10,021	11,235	11,669	42,129

Net interest income	70,719	72,139	74,254	73,182	290,295
Provision for credit losses	2,711	2,383	2,516	2,376	9,986

Net interest income after provision for credit losses	68,008	69,756	71,738	70,806	280,309
Non-interest income	22,872	21,628	20,893	22,878	88,273
Net securities gains	12	494	6	56	567
Non-interest expense	54,384	55,884	55,754	54,837	220,860

Income before provision for income taxes	36,508	35,994	36,883	38,903	148,289
Provision for income taxes	10,622	9,653	10,527	23,006	53,807

Net income	$25,886	$26,341	$26,356	$15,897	$94,482

Earnings per common share—basic	$0.59	$0.60	$0.60	$0.36	$2.15

Earnings per common share—diluted	$0.59	$0.60	$0.60	$0.36	$2.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

WesBanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of WesBanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that WesBanco’s disclosure controls and procedures as of December 31, 2018, are effective in timely alerting them to material information relating to WesBanco (including its consolidated subsidiaries) required to be included in WesBanco’s periodic filings under the Exchange Act.

No changes in WesBanco’s internal control over financial reporting have occurred during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2018.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	434,709	$33.64	694,775
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(3) EXHIBIT LISTING Exhibits listed in the Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Document	Location

2.1	Agreement and Plan of Merger dated May 3, 2016 by and between Wesbanco, Inc., Wesbanco Bank, Inc., Your Community Bankshares, Inc. and Your Community Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 3, 2016.

2.2	Agreement and Plan of Merger dated November 13, 2017 by and between WesBanco, Inc., WesBanco Bank Inc., First Sentry Bancshares, Inc. and First Sentry Bank, Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 13, 2017.

2.3	First Amendment to Agreement and Plan of Merger dated January 30, 2018 and between WesBanco, Inc., WesBanco Bank Inc., First Sentry Bancshares, Inc. and First Sentry Bank, Inc.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2018.

2.4	Agreement and Plan of Merger dated April 20, 2018 between WesBanco, Inc., WesBanco Bank, Inc., Farmers Capital Bank Corporation and United Bank & Capital Trust Company.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 20, 2018.

3.1	Restated Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-03905 filed by the Registrant with the Securities and Exchange Commission on May 16, 1996.

3.2	Articles of Amendment to the Articles of Incorporation of WesBanco, Inc.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 15, 1998.

3.3	Bylaws of WesBanco, Inc. (As Amended and Restated February 24, 2011).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 25, 2011.

3.4	Articles of Amendment to the Articles of Incorporation of WesBanco, Inc., dated April 24, 2015, increasing authorized common shares from 50,000,000 to 100,000,000.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Committsion on July 30, 2015.

4.1	Specimen Certificate of WesBanco, Inc. Common Stock. (P)	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

4.2	Junior Subordinated Indenture dated June 19, 2003 entered into between WesBanco, Inc., as issuer and The Bank of New York, as Trustee and Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Trust II.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

Exhibit Number	Document	Location

4.3	Indenture dated June 26, 2003 entered into between WesBanco, Inc., as issuer and U.S. Bank National Association, as Trustee and Amended and Restated Declaration of Trust of WesBanco, Inc. Capital Statutory Trust III.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 13, 2003.

4.4	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee and Amended and Restated Declaration of Trust of WesBanco Capital Trust IV dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.5	Indenture dated June 17, 2004 entered into between WesBanco, Inc., as issuer and Wilmington Trust Company, as Trustee and Amended and Restated Declaration of Trust of WesBanco Capital Trust V dated June 17, 2004.	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 9, 2004.

4.6	Indenture dated March 17, 2005 entered into between WesBanco, Inc. and Wilmington Trust Company, as Trustee and Amended and Restated Declaration of Trust of WesBanco Capital Trust VI dated March 17, 2005.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

10.1	WesBanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010 and February 23, 2017. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 20, 2017.

10.2	Employment Agreement, dated November 30, 2001, by and between WesBanco Bank, Inc., WesBanco, Inc. and Brent E. Richmond. **	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.3	Employment Agreement dated June 30, 2001, by and between WesBanco Bank, Inc., Robert H. Young and WesBanco, Inc.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.4	Letter Agreement and Committed Line of Credit Note, dated September 5, 2014, between WesBanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 8, 2014.

10.5	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.6	Form of Amended and Restated Salary Continuation Agreement – With Change in Control Provision by and between WesBanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000) and Brent E. Richmond ($12,000).**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

Exhibit Number	Document	Location
10.7	WesBanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.8	Form of Amended and Restated Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., Brent E. Richmond, Michael L. Perkins and Jayson M. Zatta.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.9	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.10	Form of Executive Compensation Amendment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and Robert H. Young.**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.11	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.12	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.13	Form of Amended and Restated Employment Agreement by and between WesBanco, Inc., WesBanco Bank, Inc. and Jonathan D. Dargusch.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.14	Form of Change in Control Agreement by and between WesBanco, Inc., WesBanco Bank, Inc., and executive officers: Jonathan D. Dargusch and Todd F. Clossin. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.15	Restricted Stock Agreement by and between WesBanco, Inc. and Todd F. Clossin.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

10.16	WesBanco, Inc. KSOP, Amended and Restated, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.17	First Amendment to the WesBanco, Inc. KSOP, effective January 1, 2014.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.18	Second Amendment to the WesBanco, Inc. KSOP, effective January 1, 2014.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.19	Separation Agreement and Release and Waiver of Claims, dated October 29, 2014, by and among ESB Financial Corporation, ESB Bank, Charlotte A. Zuschlag, Wesbanco, Inc. and Wesbanco Bank, Inc.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

Exhibit Number	Document	Location
10.20	Employment Agreement, dated October 29, 2014, by and between Wesbanco Bank, Inc., Charlotte A. Zuschlag, and Wesbanco, Inc.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.21	Non-competition Agreement, dated October 29, 2014, by and between Wesbanco, Inc., Wesbanco Bank, Inc. and Charlotte A. Zuschlag.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.22	Form of Employment Agreement by and between WesBanco Bank, Inc., WesBanco Inc., and executive officers (effective date): Jayson M. Zatta (effective March 1, 2015)**	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2015.

10.23	Wesbanco, Inc. Administrative Rules for the Total Shareholder Return Plan.**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 24, 2015.

10.24	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Total Shareholder Return Agreement.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2016.

10.25	Amendment to Employment Agreement by and between James D. Rickard, Your Community Bankshares, Inc., Your Community Bank, WesBanco, Inc. and WesBanco Bank, Inc. dated May 27, 2016.**	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016.

10.26	Amendment to Employment Agreement by and between Paul A. Chrisco, Your Community Bankshares, Inc., Your Community Bank, WesBanco, Inc. and WesBanco Bank, Inc. dated May 3, 2016.**	Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016.

10.27	Amendment to Employment Agreement by and between Michael K. Bauer, Your Community Bankshares, Inc., Your Community Bank, WesBanco, Inc. and WesBanco Bank, Inc. dated May 3, 2016.**	Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016.

10.28	Amendment to Employment Agreement by and between Kevin J. Cecil, Your Community Bankshares, Inc., Your Community Bank, WesBanco, Inc. and WesBanco Bank, Inc. dated May 3, 2016.**	Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016.

10.29	Merger Payment and Restrictive Covenant Agreement by and between Bill D. Wright, Your Community Bankshares, Inc., Your Community Bank, WesBanco, Inc., and WesBanco Bank, Inc. dated May 3, 2016.**	Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form S-4 filed by the Registrant on June 30, 2016.

10.30	Third Amendment to the WesBanco, Inc. KSOP, effective September 9, 2016. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2018.

Exhibit Number	Document	Location

10.31	Form of WesBanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Performance Restricted Stock Agreement.	Incporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant on July 31, 2017.

10.32	Amendment to Employment Agreement by and between Geoffrey S. Sheils, First Sentry Bancshares, Inc., First Sentry Bank Inc., WesBanco Inc., and WesBanco Bank Inc.	Incorporated by reference to Exhibit 10.1 to Form S-4 filed by the Registrant on December 13, 2017

10.33	Amendment to Employment Agreement by and between Toby Taylor, First Sentry Bancshares, Inc., First Sentry Bank Inc., WesBanco Inc., and WesBanco Bank Inc.	Incorporated by reference to Exhibit 10.2 to Form S-4 filed by the Registrant on December 13, 2017

10.34	Amendment to Employment Agreement by and between Richard D. Hardy, First Sentry Bancshares, Inc., First Sentry Bank Inc., WesBanco Inc., and WesBanco Bank Inc.	Incorporated by reference to Exhibit 10.3 to Form S-4 filed by the Registrant on December 13, 2017

10.35	Form of Change in Control Agreement by WesBanco Inc., WesBanco Bank, Inc. and Ivan Burdine. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.36	Fourth Amendment to the WesBanco, Inc. KSOP effective April 1, 2018. **	*

10.37	Fifth Amendment to the WesBanco, Inc. KSOP effective August 20, 2018. **	*

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 3, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Document	Location

101	The following materials from WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.	***

*	Filed herewith
**	Indicates management compensatory plan, contract, or arrangement
***	Filed electronically
(P)	Paper Filed

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

WESBANCO, INC.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 1, 2019.

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

By:	/s/ Todd F. Clossin
Todd F. Clossin
Attorney-in-fact

Stephen J. Callen	Gary L. Libs
Michael J. Crawford	Jay T. McCamic
Christopher V. Criss	Ronald W. Owen
Abigail M. Feinknopf	Richard G. Spencer
Robert J. Fitzsimmons	Kerry M. Stemler
Denise Knouse-Snyder	Reed J. Tanner
D. Bruce Knox	Charlotte A. Zuschlag
Lisa A. Knutson