Form 10-Q
period 2019-03-31
WESBANCO INC
filed 2019-05-01
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 22, 2019, there were 54,599,127 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except shares)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks, including interest bearing amounts of $177,797 and $44,536, respectively	$336,894	$169,186
Securities:
Equity securities, at fair value	11,978	11,737
Available-for-sale debt securities, at fair value	2,145,089	2,114,129
Held-to-maturity debt securities (fair values of $948,641 and $1,020,743, respectively)	936,484	1,020,934

Total securities	3,093,551	3,146,800

Loans held for sale	8,358	8,994

Portfolio loans, net of unearned income	7,666,081	7,656,281
Allowance for loan losses	(48,866)	(48,948)

Net portfolio loans	7,617,215	7,607,333

Premises and equipment, net	180,651	166,925
Accrued interest receivable	39,662	38,853
Goodwill and other intangible assets, net	915,597	918,850
Bank-owned life insurance	226,636	225,317
Other assets	182,844	176,374

Total Assets	$12,601,408	$12,458,632

LIABILITIES
Deposits:
Non-interest bearing demand	$2,511,140	$2,441,041
Interest bearing demand	2,159,654	2,146,508
Money market	1,148,295	1,142,925
Savings deposits	1,672,967	1,645,549
Certificates of deposit	1,424,275	1,455,610

Total deposits	8,916,331	8,831,633

Federal Home Loan Bank borrowings	1,031,796	1,054,174
Other short-term borrowings	301,547	290,522
Subordinated debt and junior subordinated debt	179,632	189,842

Total borrowings	1,512,975	1,534,538

Accrued interest payable	6,030	4,627
Other liabilities	142,933	109,007

Total Liabilities	10,578,269	10,479,805

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized; 54,604,294 shares issued in 2019 and 2018, respectively; 54,599,127 and 54,598,134 shares outstanding in 2019 and 2018, respectively	113,758	113,758
Capital surplus	1,167,761	1,166,701
Retained earnings	761,002	737,581
Treasury stock (5,167 and 6,160 shares in 2019 and 2018, respectively, at cost)	(229)	(274)
Accumulated other comprehensive loss	(18,098)	(37,871)
Deferred benefits for directors	(1,055)	(1,068)

Total Shareholders’ Equity	2,023,139	1,978,827

Total Liabilities and Shareholders’ Equity	$12,601,408	$12,458,632

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$95,502	$69,237
Interest and dividends on securities:
Taxable	16,733	11,543
Tax-exempt	5,541	4,834

Total interest and dividends on securities	22,274	16,377

Other interest income	1,277	803

Total interest and dividend income	119,053	86,417

INTEREST EXPENSE
Interest bearing demand deposits	3,946	2,524
Money market deposits	1,899	878
Savings deposits	522	189
Certificates of deposit	3,903	2,536

Total interest expense on deposits	10,270	6,127

Federal Home Loan Bank borrowings	6,337	4,498
Other short-term borrowings	1,556	558
Subordinated debt and junior subordinated debt	2,529	1,942

Total interest expense	20,692	13,125

NET INTEREST INCOME	98,361	73,292
Provision for credit losses	2,507	2,168

Net interest income after provision for credit losses	95,854	71,124

NON-INTEREST INCOME
Trust fees	7,115	6,503
Service charges on deposits	6,549	4,822
Electronic banking fees	5,892	4,829
Net securities brokerage revenue	1,860	1,670
Bank-owned life insurance	1,319	2,756
Mortgage banking income	1,056	1,004
Net securities gains (losses)	657	(39)
Net gain on other real estate owned and other assets	136	262
Other income	3,189	2,173

Total non-interest income	27,773	23,980

NON-INTEREST EXPENSE
Salaries and wages	30,940	25,006
Employee benefits	9,989	6,912
Net occupancy	5,566	4,656
Equipment	4,833	3,949
Marketing	1,243	1,116
FDIC insurance	1,353	658
Amortization of intangible assets	2,514	1,086
Restructuring and merger-related expense	3,107	245
Other operating expenses	14,887	10,943

Total non-interest expense	74,432	54,571

Income before provision for income taxes	49,195	40,533
Provision for income taxes	8,858	7,004

NET INCOME	$40,337	$33,529

EARNINGS PER COMMON SHARE
Basic	$0.74	$0.76
Diluted	$0.74	$0.76

AVERAGE COMMON SHARES OUTSTANDING
Basic	54,598,499	44,050,701
Diluted	54,706,337	44,168,242

DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.29

COMPREHENSIVE INCOME	$60,110	$19,011

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018
	Common Stock					Accumulated Other Comprehensive (Loss) Income	Deferred Benefits for Directors
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock			Total
December 31, 2018	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827

Net income	—	—	—	40,337	—	—	—	40,337
Other comprehensive income	—	—	—	—	—	19,773	—	19,773

Comprehensive income	—	—	—	—	—	—	—	60,110
Common dividends declared ($0.31 per share)	—	—	—	(16,916)	—	—	—	(16,916)
Treasury shares acquired	(7)	—	—	—	—	—	—	—
Stock options exercised	1,000	—	(25)	—	45	—	—	20
Stock compensation expense	—	—	1,075	—	—	—	—	1,075
Deferred benefits for directors- net	—	—	10	—	—	—	13	23

March 31, 2019	54,599,127	$113,758	$1,167,761	$761,002	$(229)	$(18,098)	$(1,055)	$2,023,139

December 31, 2017	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321

Net income	—	—	—	33,529	—	—	—	33,529
Other comprehensive loss	—	—	—	—	—	(14,518)	—	(14,518)

Comprehensive income	—	—	—	—	—	—	—	19,011
Common dividends declared ($0.29 per share)	—	—	—	(12,775)	—	—	—	(12,775)
Adoption of accounting standard ASU 2016-01	—	—	—	1,063	—	(1,063)	—	—
Stock options exercised	17,713	37	523	—	—	—	—	560
Stock compensation expense	—	—	909	—	—	—	—	909
Deferred benefits for directors- net	—	—	7	—	—	—	(7)	—

March 31, 2018	44,060,957	$91,793	$686,169	$673,174	$—	$(47,076)	$(1,034)	$1,403,026

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$51,190	$31,907

INVESTING ACTIVITIES
Net (increase) decrease in loans held for investment	(5,287)	19,923
Available-for-sale debt securities:
Proceeds from sales	66,095	—
Proceeds from maturities, prepayments and calls	79,051	53,496
Purchases of securities	(85,096)	(540,624)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	20,067	17,121
Purchases of securities	(4,308)	(15,343)
Equity securities:
Proceeds from sales	590	—
Proceeds from bank-owned life insurance	—	3,506
Purchases of premises and equipment – net	(2,181)	(328)

Net cash provided by (used in) investing activities	68,931	(462,249)

FINANCING ACTIVITIES
Increase in deposits	85,238	183,012
Proceeds from Federal Home Loan Bank borrowings	100,000	375,000
Repayment of Federal Home Loan Bank borrowings	(122,463)	(156,261)
Increase in other short-term borrowings	11,025	27,848
Principal repayments of finance lease obligations	(99)	(94)
Decrease in federal funds purchased	—	(5,000)
Repayment of junior subordinated debt	(10,310)	—
Dividends paid to common shareholders	(15,824)	(11,450)
Issuance of common stock	—	560
Treasury shares sold—net	20	—

Net cash provided by financing activities	47,587	413,615

Net increase (decrease) in cash and cash equivalents	167,708	(16,727)
Cash and cash equivalents at beginning of the period	169,186	117,572

Cash and cash equivalents at end of the period	$336,894	$100,845

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$19,645	$12,496
Income taxes paid	—	—
Transfers of loans to other real estate owned	402	—
Transfer of held-to-maturity debt securities to available-for-sale debt securities	67,393	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of WesBanco, Inc. and its consolidated subsidiaries (“WesBanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

WesBanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly WesBanco’s financial position and results of operations for each of the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on WesBanco’s net income and stockholders’ equity. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

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

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, which will require entities to use a new forward-looking “expected loss” model on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for WesBanco will be effective for the fiscal year beginning January 1, 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. WesBanco formed a cross-functional team to oversee the implementation of this ASU, and has completed an initial data gap assessment, finalized the loan segmentation procedures, and is currently evaluating the various forecasting and modeling assumptions, including qualitative factors, that will be used to estimate the initial current expected credit loss allowance. Substantial progress has been made on the identification and staging of data, development of models, refinement of economic forecasting processes, and documentation of accounting policy decisions. In conjunction with this implementation, WesBanco is reviewing business processes and evaluating potential changes to the control environment. Acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through goodwill as opposed to the provision for credit losses. At acquisition, WesBanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include loan 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified in a troubled debt restructuring. WesBanco plans to perform several parallel runs of the new methodology in 2019 prior to adoption of the ASU. WesBanco currently anticipates that an increase to the allowance for credit losses will be recognized upon adoption to provide for the expected credit losses over the estimated life of the financial assets. The magnitude of the increase will depend on economic conditions and trends in the loan portfolio at the time of adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For WesBanco, this update was effective for the fiscal year beginning January 1, 2019. In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented. In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard and ASU 2018-11, which allows entities to choose an additional transition method, under which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transitional method, the entity shall recognize and measure the leases that exist at the adoption date and the prior comparative periods are not adjusted. WesBanco adopted this ASU as of January 1, 2019 using the transitional method. In addition, WesBanco utilized the practical expedients that allowed the Company to retain the classifications of existing leases, not re-assess if existing leases have initial direct costs and hindsight when determining the lease term and assessment of impairment. WesBanco capitalized $20 million for right-of-use assets and lease liabilities, net of existing straight-line lease liabilities and unfavorable acquired lease liabilities. See additional disclosures in Note 6, “Leases”.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For WesBanco, this update was effective for the fiscal year beginning January 1, 2019. Upon adoption, WesBanco reclassified $67.3 million of callable held-to-maturity municipal debt securities to available-for-sale debt securities.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU modifies ASC 815 for eligible benchmark interest rates. Due to concerns about the sustainability of the London Interbank Offered Rate (LIBOR), the Federal Reserve initiated an effort to introduce an alternative reference rate in the United States. The Overnight Index Swap (OIS) rate, which is based on SOFR is permitted as a U.S. benchmark interest rate for hedge accounting purposes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For WesBanco, this update was effective for the fiscal year beginning January 1, 2019. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

NOTE 2. MERGERS AND ACQUISITIONS

On August 20, 2018, WesBanco completed its acquisition of Farmers Capital Bank Corp. (“FFKT”), a bank holding company headquartered in Frankfort, KY. On the acquisition date, FFKT had approximately $1.6 billion in assets, excluding goodwill, which included approximately $1.0 billion in loans and $239.3 million in securities. The FFKT acquisition was valued at $428.9 million, based on WesBanco’s closing stock price on August 20, 2018, of $49.40, and resulted in WesBanco issuing 7,920,387 shares of its common stock and $37.6 million in cash in exchange for all of the outstanding shares of FFKT common stock. The assets and liabilities of FFKT were recorded on WesBanco’s Balance Sheet at their preliminary estimated fair values as of August 20, 2018, the acquisition date, and FFKT’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. The fair values for certain assets and liabilities acquired from FFKT on August 20, 2018 represented preliminary estimates. Based on a preliminary purchase price allocation, WesBanco recorded $219.4 million in goodwill and $37.4 million in core deposit intangibles in its community banking segment and $2.6 million in trust customer relationship intangibles in its trust and investment services segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of FFKT, it is not practicable to determine revenue or net income included in WesBanco’s operating results relating to FFKT since the date of acquisition, as FFKT’s results cannot be separately identified.

For the three months ended March 31, 2019, WesBanco recorded merger-related expenses of $3.1 million associated with the FFKT acquisition.

The preliminary purchase price of the FFKT acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	August 20, 2018
Purchase price:
Fair value of WesBanco shares issued	$391,267
Cash consideration for outstanding FFKT shares	37,634

Total purchase price	$428,901
Fair value of:
Tangible assets acquired	$1,369,186
Core deposit and other intangible assets acquired	39,992
Liabilities assumed	(1,429,834)
Net cash received in the acquisition	230,139

Fair value of net assets acquired	209,483

Goodwill recognized	$219,418

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as WesBanco intends to finalize its accounting for the acquisition of FFKT within one year from the date of acquisition:

(unaudited, in thousands)	August 20, 2018
Assets acquired
Cash and due from banks	$230,139
Securities	239,321
Loans	1,025,800
Goodwill and other intangible assets	259,410
Accrued income and other assets	104,065

Total assets acquired	$1,858,735

Liabilities assumed
Deposits	$1,330,328
Borrowings	71,780
Accrued expenses and other liabilities	27,726

Total liabilities assumed	$1,429,834

Net assets acquired	$428,901

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of December 31, 2018:

(unaudited, in thousands)	August 20, 2018
Goodwill recognized as of December 31, 2018	$220,240
Change in fair value of net assets acquired:
Assets
Loans	24
Premises and equipment	188
Other real estate owned	(749)
Accrued income and other assets	1,409
Liabilities
Accrued expenses and other liabilities	(50)

Fair value of net assets acquired	$822

Decrease in goodwill recognized	(822)

Goodwill recognized as of March 31, 2019	$219,418

The fair value estimates for loans, premises and equipment, deferred taxes and other assets/liabilities have continued to fluctuate as the final valuations and/or appraisals are completed. The Company expects to finalize the purchase price accounts of FFKT within one year of the date of acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended
	March 31,
(unaudited, in thousands, except shares and per share amounts)	2019	2018
Numerator for both basic and diluted earnings per common share:
Net income	$40,337	$33,529

Denominator:
Total average basic common shares outstanding	54,598,499	44,050,701
Effect of dilutive stock options and other stock compensation	107,838	117,541

Total diluted average common shares outstanding	54,706,337	44,168,242

Earnings per common share—basic	$0.74	$0.76
Earnings per common share—diluted	$0.74	$0.76

As of March 31, 2019, 117,600 options to purchase shares were excluded in the diluted shares computation because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. All options to purchase shares were included in the diluted shares computation as of March 31, 2018.

As of March 31, 2019, contingently issuable shares, totaling 44,688, were estimated to be awarded under the 2018 and 2017 total shareholder return plans as stock performance targets were met and are included in the diluted calculation. Performance based restricted stock compensation totaling 17,081 shares were estimated to be awarded as of March 31, 2019 and are included in the diluted calculation. As of March 31, 2018, contingently issuable shares, totaling 39,216, were estimated to be awarded under the 2018, 2017 and 2016 total shareholder return plans as stock performance targets were met and are included in the diluted calculation. Performance based restricted stock compensation totaling 9,000 shares were estimated to be awarded as of March 31, 2018 and are included in the diluted calculation.

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	March 31, 2019				December 31, 2018
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(unaudited, in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale debt securities
U.S. Treasury	$19,699	$13	$—	$19,712	$19,882	$3	$(7)	$19,878
U.S. Government sponsored entities and agencies	138,380	1,535	(625)	139,290	142,852	556	(1,756)	141,652
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,590,044	8,646	(15,906)	1,582,784	1,585,864	2,912	(27,521)	1,561,255
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	177,168	1,179	(1,342)	177,005	171,671	264	(2,963)	168,972
Obligations of states and political subdivisions	182,603	3,613	(149)	186,067	184,057	2,039	(982)	185,114
Corporate debt securities	40,114	279	(162)	40,231	37,730	87	(559)	37,258

Total available-for-sale debt securities	$2,148,008	$15,265	$(18,184)	$2,145,089	$2,142,056	$5,861	$(33,788)	$2,114,129

Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$10,627	$7	$(357)	$10,277	$10,823	$6	$(329)	$10,500
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	142,931	359	(2,258)	141,032	148,300	204	(4,170)	144,334
Obligations of states and political subdivisions	749,652	14,435	(637)	763,450	828,520	8,771	(4,012)	833,279
Corporate debt securities	33,274	644	(36)	33,882	33,291	12	(673)	32,630

Total held-to-maturity debt securities	$936,484	$15,445	$(3,288)	$948,641	$1,020,934	$8,993	$(9,184)	$1,020,743

Total debt securities	$3,084,492	$30,710	$(21,472)	$3,093,730	$3,162,990	$14,854	$(42,972)	$3,134,872

At March 31, 2019 and December 31, 2018, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Equity securities, of which $8.5 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $12.0 million and $11.7 million at March 31, 2019 and December 31, 2018, respectively.

The following table presents the fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at March 31, 2019. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	March 31, 2019
	One Year	One to	Five to	After	Mortgage-backed
(unaudited, in thousands)	or less	Five Years	Ten Years	Ten Years	securities	Total
Available-for-sale debt securities
U.S. Treasury	$19,712	$—	$—	$—	$—	$19,712
U.S. Government sponsored entities and agencies	496	5,948	18,353	16,042	98,451	139,290
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	1,582,784	1,582,784
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	177,005	177,005
Obligations of states and political subdivisions	11,253	47,331	83,027	44,456	—	186,067
Corporate debt securities	1,027	32,139	7,065	—	—	40,231

Total available-for-sale debt securities	$32,488	$85,418	$108,445	$60,498	$1,858,240	$2,145,089

Held-to-maturity debt securities (2)
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$10,277	$10,277
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)		—	—	—	141,032	141,032
Obligations of states and political subdivisions	9,048	117,502	352,924	283,976	—	763,450
Corporate debt securities	—	8,680	25,202	—	—	33,882

Total held-to-maturity debt securities	$9,048	$126,182	$378,126	$283,976	$151,309	$948,641

Total debt securities	$41,536	$211,600	$486,571	$344,474	$2,009,549	$3,093,730

(1)	Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(2)	The held-to-maturity debt securities portfolio is carried at an amortized cost of $936.5 million.

Securities with aggregate fair values of $2.0 billion at March 31, 2019 and December 31, 2018 were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $66.1 million and $0 million for the three months ended March 31, 2019 and 2018, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income net of tax, as of March 31, 2019 and December 31, 2018 were $2.3 million and $21.5 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments from the adoption of ASU 2016-01 effective January 1, 2018 for the three months ended March 31, 2019 and 2018, respectively.

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2019	2018
Debt securities:
Gross realized gains	$242	$7
Gross realized losses	(191)	(18)

Net gains (losses) on debt securities	$51	$(11)

Equity securities:
Net unrealized gains (losses) recognized on securities still held	$603	$(28)
Net realized gains recognized on securities sold	3	—

Net gains (losses) on equity securities	$606	$(28)

Net securities gains (losses)	$657	$(39)

The following tables provide information on unrealized losses on debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$758	$(4)	2	$62,057	$(978)	14	$62,815	$(982)	16
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	37,601	(198)	8	896,540	(17,966)	286	934,141	(18,164)	294
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	8,208	(25)	4	99,578	(1,317)	12	107,786	(1,342)	16
Obligations of states and political subdivisions	2,514	(7)	7	130,249	(779)	224	132,763	(786)	231
Corporate debt securities	8,369	(118)	4	9,886	(80)	5	18,255	(198)	9

Total temporarily impaired securities	$57,450	$(352)	25	$1,198,310	$(21,120)	541	$1,255,760	$(21,472)	566

	December 31, 2018
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$9,972	$(7)	1	$—	$—	—	$9,972	$(7)	1
U.S. Government sponsored entities and agencies	18,926	(148)	8	76,385	(1,937)	14	95,311	(2,085)	22
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	285,534	(1,862)	44	922,698	(29,829)	291	1,208,232	(31,691)	335
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,186	(18)	6	111,068	(2,945)	14	120,254	(2,963)	20
Obligations of states and political subdivisions	104,469	(439)	207	303,681	(4,555)	513	408,150	(4,994)	720
Corporate debt securities	38,791	(898)	18	11,452	(334)	5	50,243	(1,232)	23

Total temporarily impaired securities	$466,878	$(3,372)	284	$1,425,284	$(39,600)	837	$1,892,162	$(42,972)	1,121

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $50.4 million and $50.8 million at March 31, 2019 and December 31, 2018, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $4.2 million and $3.2 million at March 31, 2019 and December 31, 2018, respectively. The unamortized discount on purchased loans from acquisitions was $44.8 million at March 31, 2019, including $21.0 million related to FFKT, and $49.3 million at December 31, 2018.

(unaudited, in thousands)	March 31, 2019	December 31, 2018
Commercial real estate:
Land and construction	$505,127	$528,072
Improved property	3,337,281	3,325,623

Total commercial real estate	3,842,408	3,853,695

Commercial and industrial	1,274,992	1,265,460
Residential real estate	1,628,067	1,611,607
Home equity	590,462	599,331
Consumer	330,152	326,188

Total portfolio loans	7,666,081	7,656,281

Loans held for sale	8,358	8,994

Total loans	$7,674,439	$7,665,275

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category For the Three Months Ended March 31, 2019 and 2018
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate - Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2018:
Allowance for loan losses	$4,039	$20,848	$12,114	$3,822	$4,356	$2,797	$972	$48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741

Total beginning allowance for credit losses	4,208	20,881	12,376	3,834	4,582	2,836	972	49,689

Provision for credit losses:
Provision for loan losses	(6)	(909)	1,050	122	223	233	575	1,288
Provision for loan commitments	25	(9)	1,181	(1)	22	1	—	1,219

Total provision for credit losses	19	(918)	2,231	121	245	234	575	2,507

Charge-offs	—	(222)	(635)	(320)	(357)	(661)	(441)	(2,636)
Recoveries	12	198	378	121	47	411	99	1,266

Net charge-offs	12	(24)	(257)	(199)	(310)	(250)	(342)	(1,370)

Balance at March 31, 2019:
Allowance for loan losses	4,045	19,915	12,907	3,745	4,269	2,780	1,205	48,866
Allowance for loan commitments	194	24	1,443	11	248	40	—	1,960

Total ending allowance for credit losses	$4,239	$19,939	$14,350	$3,756	$4,517	$2,820	$1,205	$50,826

Balance at December 31, 2017:
Allowance for loan losses	$3,117	$21,166	$9,414	$3,206	$4,497	$3,063	$821	$45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574

Total beginning allowance for credit losses	3,236	21,192	9,587	3,213	4,709	3,100	821	45,858

Provision for credit losses:
Provision for loan losses	1,090	(895)	919	202	262	583	(48)	2,113
Provision for loan commitments	57	(5)	3	—	(4)	4	—	55

Total provision for credit losses	1,147	(900)	922	202	258	587	(48)	2,168

Charge-offs	—	(279)	(109)	(287)	(576)	(1,125)	(267)	(2,643)
Recoveries	117	287	270	131	120	546	109	1,580

Net charge-offs	117	8	161	(156)	(456)	(579)	(158)	(1,063)

Balance at March 31, 2018:
Allowance for loan losses	4,324	20,279	10,494	3,252	4,303	3,067	615	46,334
Allowance for loan commitments	176	21	176	7	208	41	—	629

Total ending allowance for credit losses	$4,500	$20,300	$10,670	$3,259	$4,511	$3,108	$615	$46,963

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- draft	Total
March 31, 2019
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$59	$12	$13	$7	$1	$—	$92
Allowance for loans collectively evaluated for impairment	4,045	19,856	12,895	3,732	4,262	2,779	1,205	48,774
Allowance for loan commitments	194	24	1,443	11	248	40	—	1,960

Total allowance for credit losses	$4,239	$19,939	$14,350	$3,756	$4,517	$2,820	$1,205	$50,826

Portfolio loans:
Individually evaluated for impairment(1)	$—	$2,133	$307	$5,078	$796	$103	$—	$8,417
Collectively evaluated for impairment	504,885	3,327,142	1,273,810	1,621,169	589,666	330,049	—	7,646,721
Acquired with deteriorated credit quality	242	8,006	875	1,820	—	—	—	10,943

Total portfolio loans	$505,127	$3,337,281	$1,274,992	$1,628,067	$590,462	$330,152	$—	$7,666,081

December 31, 2018
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loans collectively evaluated for impairment	4,039	20,848	12,114	3,822	4,356	2,797	972	48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741

Total allowance for credit losses	$4,208	$20,881	$12,376	$3,834	$4,582	$2,836	$972	$49,689

Portfolio loans:
Individually evaluated for impairment(1)	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	527,737	3,319,672	1,264,560	1,609,177	599,331	326,063	—	7,646,540
Acquired with deteriorated credit quality	335	5,951	900	2,430	—	125	—	9,741

Total portfolio loans	$528,072	$3,325,623	$1,265,460	$1,611,607	$599,331	$326,188	$—	$7,656,281

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

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

Criticized or compromised loans are currently protected but have weaknesses, which, if not corrected, may be inadequately protected at some future date. These loans represent an unwarranted credit risk and would generally not be extended in the normal course of lending. Specific issues, which may warrant this grade, include declining financial results, increased reliance on secondary sources of repayment or guarantor support and adverse external influences that may negatively impact the business or property.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2019
Pass	$497,566	$3,269,034	$1,241,697	$5,008,297
Criticized—compromised	5,599	47,464	16,628	69,691
Classified—substandard	1,962	20,783	16,667	39,412
Classified—doubtful	—	—	—	—

Total	$505,127	$3,337,281	$1,274,992	$5,117,400

As of December 31, 2018
Pass	$523,707	$3,267,304	$1,245,190	$5,036,201
Criticized—compromised	2,297	35,566	13,847	51,710
Classified—substandard	2,068	22,753	6,423	31,244
Classified—doubtful	—	—	—	—

Total	$528,072	$3,325,623	$1,265,460	$5,119,155

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $20.1 million at March 31, 2019 and $22.9 million at December 31, 2018, of which $2.0 and $3.9 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired FFKT Loans – In conjunction with the FFKT acquisition, WesBanco acquired loans with a book value of $1,064.8 million as of August 20, 2018. These loans were recorded at the preliminary fair value of $1,025.8 million, with $988.3 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $26.0 million at the acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans. Loans acquired with deteriorated credit quality with a book value of $5.3 million were recorded at the preliminary fair value of $4.6 million, of which $2.4 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2019 was $3.2 million, while the outstanding customer balance was $3.8 million. At March 31, 2019, no allowance for loan losses has been recognized related to the FFKT-acquired impaired loans. Certain acquired underperforming loans with an acquired book value of $45.2 million were sold during the fourth quarter of 2018 for $32.9 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no recognized gain or loss.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Three Months Ended
(unaudited, in thousands)	March 31, 2019	March 31, 2018
Balance at beginning of period	$6,203	$1,724
Acquisitions	1,300	—
Reduction due to change in projected cash flows	(74)	(86)
Reclass from non-accretable difference	831	2,841
Transfers out	—	—
Accretion	(968)	(268)

Balance at end of period	$7,292	$4,211

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2019
Commercial real estate:
Land and construction	$503,148	$1,852	$127	$—	$1,979	$505,127	$—
Improved property	3,325,120	5,226	864	6,071	12,161	3,337,281	558

Total commercial real estate	3,828,268	7,078	991	6,071	14,140	3,842,408	558
Commercial and industrial	1,270,957	905	115	3,015	4,035	1,274,992	221
Residential real estate	1,610,652	6,993	2,656	7,766	17,415	1,628,067	1,096
Home equity	583,118	2,970	398	3,976	7,344	590,462	730
Consumer	327,589	1,579	783	201	2,563	330,152	135

Total portfolio loans	7,620,584	19,525	4,943	21,029	45,497	7,666,081	2,740
Loans held for sale	8,358	—	—	—	—	8,358	—

Total loans	$7,628,942	$19,525	$4,943	$21,029	$45,497	$7,674,439	$2,740

Impaired loans included above are as follows:
Non-accrual loans	$9,203	$1,234	$1,501	$18,289	21,024	$30,227
TDRs accruing interest (1)	5,181	196	104	—	300	5,481

Total impaired	$14,384	$1,430	$1,605	$18,289	$21,324	$35,708

As of December 31, 2018
Commercial real estate:
Land and construction	$526,660	$62	$1,350	$—	$1,412	$528,072	$—
Improved property	3,314,765	2,266	2,250	6,342	10,858	3,325,623	175

Total commercial real estate	3,841,425	2,328	3,600	6,342	12,270	3,853,695	175
Commercial and industrial	1,261,536	323	594	3,007	3,924	1,265,460	13
Residential real estate	1,593,519	2,717	5,001	10,370	18,088	1,611,607	2,820
Home equity	591,623	2,500	1,273	3,935	7,708	599,331	705
Consumer	322,584	2,084	1,007	513	3,604	326,188	364

Total portfolio loans	7,610,687	9,952	11,475	24,167	45,594	7,656,281	4,077
Loans held for sale	8,994	—	—	—	—	8,994	—

Total loans	$7,619,681	$9,952	$11,475	$24,167	$45,594	$7,665,275	$4,077

Impaired loans included above are as follows:

Non-accrual loans	$8,910	$337	$1,370	$20,083	21,790	$30,700
TDRs accruing interest (1)	5,586	59	92	7	158	5,744

Total impaired	$14,496	$396	$1,462	$20,090	$21,948	$36,444

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	March 31, 2019			December 31, 2018
(unaudited, in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$337	$285	$—	$—	$—	$—
Improved property	11,521	7,261	—	14,038	9,293	—
Commercial and industrial	3,987	3,067	—	4,610	3,428	—
Residential real estate	13,460	11,793	—	20,270	18,016	—
Home equity	5,337	4,523	—	5,924	5,036	—
Consumer	499	362	—	846	671	—

Total impaired loans without a specific allowance	35,141	27,291	—	45,688	36,444	—

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,154	2,133	59	—	—	—
Commercial and industrial	309	307	12	—	—	—
Residential real estate	5,519	5,078	13	—	—	—
Home equity	826	796	7	—	—	—
Consumer	144	103	1	—	—	—

Total impaired loans with a specific allowance	8,952	8,417	92	—	—	—

Total impaired loans	$44,093	$35,708	$92	$45,688	$36,444	$—

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
(unaudited, in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$143	$—	$520	$—
Improved property	8,277	—	11,591	345
Commercial and industrial	3,246	—	2,791	2
Residential real estate	13,774	—	18,367	66
Home equity	4,780	—	5,070	5
Consumer	450	—	878	3

Total impaired loans without a specific allowance	30,670	—	39,217	421

With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	1,067	14	2,105	—
Commercial and industrial	154	3	—	—
Residential real estate	2,539	58	—	—
Home equity	398	8	—	—
Consumer	52	1	—	—

Total impaired loans with a specific allowance	4,210	84	2,105	—

Total impaired loans	$34,880	$84	$41,322	$421

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(unaudited, in thousands)	March 31, 2019	December 31, 2018
Commercial real estate:
Land and construction	$285	$—
Improved property	8,639	8,413

Total commercial real estate	8,924	8,413

Commercial and industrial	3,212	3,260
Residential real estate	12,871	13,831
Home equity	4,813	4,610
Consumer	407	586

Total	$30,227	$30,700

(1)

At March 31, 2019, there was one borrower with a loan greater than $1.0 million totaling $3.3 million, as compared to one borrower with a loan greater than $1.0 million totaling $3.4 million at December 31, 2018. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2019			December 31, 2018
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	755	1,378	2,133	880	1,529	2,409

Total commercial real estate	755	1,378	2,133	880	1,529	2,409

Commercial and industrial	162	145	307	168	169	337
Residential real estate	4,000	1,078	5,078	4,185	921	5,106
Home equity	506	290	796	426	198	624
Consumer	58	45	103	85	38	123

Total	$5,481	$2,936	$8,417	$5,744	$2,855	$8,599

As of March 31, 2019 and December 31, 2018, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.1 million as of March 31, 2019 and December 31, 2018.

The following tables present details related to loans identified as TDRs during the three months ended March 31, 2019 and 2018, respectively:

	New TDRs (1)
	For the Three Months Ended
	March 31, 2019			March 31, 2018
(unaudited, dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—

Total commercial real estate	—	—	—	—	—	—

Commercial and industrial	—	—	—	—	—	—
Residential real estate	4	194	192	5	203	195
Home equity	2	187	185	—	—	—
Consumer	2	19	18	2	4	3

Total	8	$400	$395	7	$207	$198

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2019 and 2018, respectively, that were restructured within the last twelve months prior to March 31, 2019 and 2018, respectively:

	Defaulted TDRs (1) For the Three Months Ended March 31, 2019		Defaulted TDRs (1) For the Three Months Ended March 31, 2018
(unaudited, dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—

Total commercial real estate	—	—	—	—

Commercial and industrial	—	—	—	—
Residential real estate	1	58	1	122
Home equity	—	—	1	7
Consumer	—	—	—	—

Total	1	$58	2	$129

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2019 and 2018, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	March 31,	December 31,
(unaudited, in thousands)	2019	2018
Other real estate owned	$5,915	$7,173
Repossessed assets	86	92

Total other real estate owned and repossessed assets	$6,001	$7,265

Residential real estate included in other real estate owned at March 31, 2019 and December 31, 2018 was $1.6 million and $1.3 million, respectively. At March 31, 2019 and December 31, 2018, formal foreclosure proceedings were in process on residential real estate loans totaling $4.4 million and $6.0 million, respectively.

NOTE 6. LEASES

Operating leases are recorded as a right of use (“ROU”) asset and operating lease liability, included in premises and equipment, net and other liabilities, respectively, on the consolidated balance sheet beginning January 1, 2019 when WesBanco adopted ASU 2016-02 prospectively. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded primarily in net occupancy expense in the consolidated statements of comprehensive income.

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 21 years, which include options for multiple five- and ten- year extensions, with a weighted-average lease term of 9 years. As of March 31, 2019, operating lease ROU assets and liabilities were $19.0 million and $22.0 million, respectively. The lease expense for operating leases was $0.6 million for the three months ended March 31, 2019. The weighted average discount rate was 3.28% as of March 31, 2019.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at March 31, 2019 are as follows (unaudited, in thousands):

Year	Amount
2020	912
2021	1,875
2022	2,105
2023	2,875
2024 and thereafter	18,032

Total lease payments	$25,799

Less: Interest	(3,810)

Present value of lease liabilties	$21,989

NOTE 7. DERIVATIVES AND HEDGING ACTIVITIES

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

Loan Swaps

WesBanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that WesBanco executes with a third party, such that WesBanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of FASB ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of March 31, 2019 and December 31, 2018, WesBanco had 46 and 43, respectively, interest rate swaps with an aggregate notional amount of $264.6 million and $229.8 million, respectively, related to this program. During the three months ended March 31, 2019 and 2018, WesBanco recognized net losses of $0.3 million and net gains of $0.2 million, respectively, related to the changes in fair value of these swaps. Additionally, WesBanco recognized $0.7 million and $0.4 million of income for the related swap fees for the three months ended March 31, 2019 and 2018, respectively.

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

Fair Values of Derivative Instruments on the Balance Sheet

All derivatives are carried on the consolidated balance sheet at fair value. Derivative assets are classified in the consolidated balance sheet under other assets, and derivative liabilities are classified in the consolidated balance sheet under other liabilities. Changes in fair value are recognized in earnings. None of WesBanco’s derivatives is designated in a qualifying hedging relationship under ASC 815.

The table below presents the fair value of WesBanco’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$264,628	$7,009	$7,752	$229,778	$4,650	$5,081
Other contracts:
Interest rate loan commitments	30,065	155	—	16,113	125	—
Forward TBA contracts	34,500	—	260	20,000	—	234

Total derivatives		$7,164	$8,012		$4,775	$5,315

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the three months ended March 31, 2019 and 2018, respectively.

		For the Three Months Ended March 31,
(unaudited, in thousands)	Location of Gain/(Loss)	2019	2018
Interest rate swaps	Other income	$(312)	$167
Interest rate loan commitments	Mortgage banking income	30	136
Forward TBA contracts	Mortgage banking income	(334)	410

Total		$(616)	$713

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

WesBanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $11.8 million as of March 31, 2019. If WesBanco had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 8. PENSION & POSTRETIREMENT MEDICAL BENEFIT PLANS

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2019	2018
Service cost – benefits earned during year	$554	$699
Interest cost on projected benefit obligation	1,298	1,114
Expected return on plan assets	(2,187)	(2,204)
Amortization of prior service cost	7	6
Amortization of net loss	799	753

Net periodic pension cost	$471	$368

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $4.8 million is due for 2019, which could be all or partially offset by the Plan’s $52.5 million available credit balance. WesBanco currently expects to make a voluntary contribution of $3.0 million to the Plan in June 2019.

WesBanco assumed FFKT’s postretirement medical benefit plan, which had a liability totaling $15.0 million at the acquisition date. The plan covers FFKT employees who were hired before January 1, 2016 and meet certain age and length of full-time service requirements. The plan was modified in August 2018, which reduced the number of eligible employees. The modification resulted in a $5.5 million unrealized gain, which was recorded in Accumulated Other Comprehensive Income net of tax and will be recognized over the life of the plan participants, estimated to be approximately 17 years. Benefits provided under this plan are unfunded, and payments to the plan participants are made by WesBanco. The net periodic cost for the postretirement medical benefit plan totaled $58 thousand for the three months ended March 31, 2019. The net periodic cost consisted of $113 thousand in interest cost on projected benefit obligation, which was partially offset by a $55 thousand benefit of prior service cost amortization.

NOTE 9. FAIR VALUE MEASUREMENT

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

		March 31, 2019 Fair Value Measurements Using:
(unaudited, in thousands)	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$11,978	$11,978	$—	$—
Available-for-sale debt securities
U.S. Treasury	19,712	—	19,712	—
U.S. Government sponsored entities and agencies	139,290	—	139,290	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,582,784	—	1,582,784	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	177,005	—	177,005	—
Obligations of state and political subdivisions	186,067	—	184,484	1,583
Corporate debt securities	40,231	—	40,231	—

Total available-for-sale debt securities	$2,145,089	$—	$2,143,506	$1,583
Loans held for sale	8,358	—	8,358	—
Other assets—interest rate derivatives agreements	7,009	—	7,009	—

Total assets recurring fair value measurements	$2,172,434	$11,978	$2,158,873	$1,583

Other liabilities—interest rate derivatives agreements	$7,752	$—	$7,752	$—

Total liabilities recurring fair value measurements	$7,752	$—	$7,752	$—

Nonrecurring fair value measurements
Other real estate owned and repossessed assets	6,001	—	—	6,001

Total nonrecurring fair value measurements	$6,001	$—	$—	$6,001

		December 31, 2018 Fair Value Measurements Using:
(in thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$11,737	$11,737	$—	$—
Available-for-sale debt securities
U.S. Treasury	19,878	—	19,878	—
U.S. Government sponsored entities and agencies	141,652	—	141,652	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,561,255	—	1,561,255	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	168,972	—	168,972	—
Obligations of state and political subdivisions	185,114	—	183,611	1,503
Corporate debt securities	37,258	—	37,258	—

Total available-for-sale debt securities	$2,114,129	$—	$2,112,626	$1,503
Loans held for sale	8,994	—	8,994	—
Other assets—interest rate derivatives agreements	4,650	—	4,650	—

Total assets recurring fair value measurements	$2,139,510	$11,737	$2,126,270	$1,503

Other liabilities—interest rate derivatives agreements	$5,081	$—	$5,081	$—

Total liabilities recurring fair value measurements	$5,081	$—	$5,081	$—

Nonrecurring fair value measurements
Other real estate owned and repossessed assets	7,265	—	—	7,265

Total nonrecurring fair value measurements	$7,265	$—	$—	$7,265

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between level 1, 2 or 3 for the three months ended March 31, 2019 or for the year ended December 31, 2018.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(unaudited, in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2019
Other real estate owned and repossessed assets	$6,001	Appraisal of collateral (1), (2)

December 31, 2018:
Other real estate owned and repossessed assets	$7,265	Appraisal of collateral (1), (2)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at March 31, 2019
(unaudited, in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$336,894	$336,894	$336,894	$—	$—
Equity securities	11,978	11,978	11,978	—	—
Available-for-sale debt securities	2,145,089	2,145,089	—	2,143,506	1,583
Held-to-maturity debt securities	936,484	948,641	—	948,077	564
Net loans	7,617,215	7,498,726	—	—	7,498,726
Loans held for sale	8,358	8,358	—	8,358	—
Other assets—interest rate derivatives	7,009	7,009	—	7,009	—
Accrued interest receivable	39,662	39,662	39,662	—	—
Financial Liabilities
Deposits	8,916,331	8,919,921	7,492,056	1,427,865	—
Federal Home Loan Bank borrowings	1,031,796	1,028,648	—	1,028,648	—
Other borrowings	301,547	301,915	298,322	3,593	—
Subordinated debt and junior subordinated debt	179,632	166,298	—	166,298	—
Other liabilities—interest rate derivatives	7,752	7,752	—	7,752	—
Accrued interest payable	6,030	6,030	6,030	—	—

			Fair Value Measurements at December 31, 2018
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$169,186	$169,186	$169,186	$—	$—
Equity securities	11,737	11,737	11,737	—	—
Available-for-sale debt securities	2,114,129	2,114,129	—	2,112,626	1,503
Held-to-maturity debt securities	1,020,934	1,020,743	—	1,020,195	548
Net loans	7,607,333	7,422,825	—	—	7,422,825
Loans held for sale	8,994	8,994	—	8,994	—
Other assets—interest rate derivatives	4,650	4,650	—	4,650	—
Accrued interest receivable	38,853	38,853	38,853	—	—
Financial Liabilities
Deposits	8,831,633	8,836,390	7,376,023	1,460,367	—
Federal Home Loan Bank borrowings	1,054,174	1,051,401	—	1,051,401	—
Other borrowings	290,522	290,854	288,918	1,936	—
Subordinated debt and junior subordinated debt	189,842	174,448	—	174,448	—
Other liabilities—interest rate derivatives	5,081	5,081	—	5,081	—
Accrued interest payable	4,627	4,627	4,627	—	—

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on WesBanco’s consolidated balance sheets:

Cash and due from banks: The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Held-to-maturity debt securities: Fair values for debt securities held-to-maturity are determined in the same manner as investment securities, which are described above.

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

NOTE 10. SHAREHOLDERS’ EQUITY

The activity in shareholders equity for the three months ended March 31, 2019 and 2018 is as follows:

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018
	Common Stock					Accumulated Other Comprehensive (Loss) Income	Deferred Benefits for Directors	Total
(unaudited, in thousands, except shares and per share amounts)	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock
December 31, 2018	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827
Net income	—	—	—	40,337	—	—	—	40,337
Other comprehensive income	—	—	—	—	—	19,773	—	19,773

Comprehensive income	—	—	—	—	—	—	—	60,110
Common dividends declared ($0.31 per share)	—	—	—	(16,916)	—	—	—	(16,916)
Treasury shares acquired	(7)	—	—	—	—	—	—	—
Stock options exercised	1,000	—	(25)	—	45	—	—	20
Stock compensation expense	—	—	1,075	—	—	—	—	1,075
Deferred benefits for directors- net	—	—	10	—	—	—	13	23

March 31, 2019	54,599,127	$113,758	$1,167,761	$761,002	$(229)	$(18,098)	$(1,055)	$2,023,139

December 31, 2017	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321

Net income	—	—	—	33,529	—	—	—	33,529
Other comprehensive loss	—	—	—	—	—	(14,518)	—	(14,518)

Comprehensive income	—	—	—	—	—	—	—	19,011
Common dividends declared ($0.29 per share)	—	—	—	(12,775)	—	—	—	(12,775)
Adoption of accounting standard ASU 2016-01	—	—	—	1,063	—	(1,063)	—	—
Stock options exercised	17,713	37	523	—	—	—	—	560
Stock compensation expense	—	—	909	—	—	—	—	909
Deferred benefits for directors- net	—	—	7	—	—	—	(7)	—

March 31, 2018	44,060,957	$91,793	$686,169	$673,174	$—	$(47,076)	$(1,034)	$1,403,026

NOTE 11. REVENUE RECOGNITION

WesBanco adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach and there was no material impact on WesBanco’s Consolidated Financial statements. Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606—trust fees, service charges on deposits, net securities brokerage revenue, payment processing fees, electronic banking fees, mortgage banking income and net gain or loss on sale of other real estate owned – there are no significant judgements related to the amount and timing of revenue recognition.

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

Payment processing fees: Payment processing fees are fees earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name FirstNet. The fees are derived from both the individual consumer banking transactions and from businesses or service providers through monthly billing for total transactions occurring. These fees are earned at the time the transaction or customer activity occurs. The fees are debited from the customers’ deposit accounts or charged directly to the business or service provider.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three months ended March 31, 2019 and 2018, respectively:

	Point of Revenue Recognition	For the Three Months Ended March 31,
(unaudited, in thousands)		2019	2018
Revenue Streams
Trust fees
Trust account fees	Over time	$5,056	$4,292
WesMark fees	Over time	2,059	2,211

Total trust fees		7,115	6,503
Service charges on deposits
Commercial banking fees	Over time	468	407
Personal service charges	At a point in time & over time	6,081	4,415

Total service charges on deposits		6,549	4,822
Net securities brokerage revenue
Annuity commissions	At a point in time	1,362	1,200
Equity and debt security trades	At a point in time	102	102
Managed money	Over time	157	141
Trail commissions	Over time	239	227

Total net securities brokerage revenue		1,860	1,670
Payment processing fees (1)	At a point in time & over time	648	—
Electronic banking fees	At a point in time	5,892	4,829
Mortgage banking income	At a point in time	1,056	1,004
Gain/loss on sale of OREO/other assets	At a point in time	136	262

(1)	Payment processing fees are included in other non-interest income.

NOTE 12. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the three months ended March 31, 2019 and 2018 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)

Other comprehensive income before reclassifications	—	19,302	—	19,302
Amounts reclassified from accumulated other comprehensive income	543	(33)	(39)	471

Period change	543	19,269	(39)	19,773

Balance at March 31, 2019	$(15,999)	$(2,253)	$154	$(18,098)

Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)

Other comprehensive income before reclassifications	—	(14,905)	—	(14,905)
Amounts reclassified from accumulated other comprehensive income	437	—	(50)	387

Period change	437	(14,905)	(50)	(14,518)
Adoption of Accounting Standard ASU 2016-01	—	(1,063)	—	(1,063)

Balance at March 31, 2018	$(18,189)	$(29,218)	$331	$(47,076)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2019 and 2018:

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/(Loss) For the Three Months Ended March 31,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2019	2018
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$(43)	$—	Net securities gains (Non-interest income)
Related income tax expense	10	—	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(33)	—

Debt securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(55)	(66)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	16	16	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	(39)	(50)

Defined benefit plans (2):
Amortization of net loss and prior service costs	750	756	Employee benefits (Non-interest expense)
Related income tax benefit	(207)	(319)	Provision for income taxes

Net effect on accumulated other comprehensive income for the period	543	437

Total reclassifications for the period	$471	$387

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 8, “Pension & Postretirement Medical Benefit Plans” for additional detail.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $2.0 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of March 31, 2019 and December 31, 2018.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2019	2018
Lines of credit	$1,919,110	$1,894,030
Loans approved but not closed	333,186	258,778
Overdraft limits	153,469	153,572
Letters of credit	43,587	42,841
Contingent obligations and other guarantees	50,159	61,509

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 14. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $4.5 billion and $4.0 billion at March 31, 2019 and 2018, respectively. These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Three Months ended March 31, 2019:
Interest and dividend income	$119,053	$—	$119,053
Interest expense	20,692	—	20,692

Net interest income	98,361	—	98,361
Provision for credit losses	2,507	—	2,507

Net interest income after provision for credit losses	95,854	—	95,854
Non-interest income	20,658	7,115	27,773
Non-interest expense	70,275	4,157	74,432

Income before provision for income taxes	46,237	2,958	49,195
Provision for income taxes	8,237	621	8,858

Net income	$38,000	$2,337	$40,337

For the Three Months ended March 31, 2018:
Interest and dividend income	$86,417	$—	$86,417
Interest expense	13,125	—	13,125

Net interest income	73,292	—	73,292
Provision for credit losses	2,168	—	2,168

Net interest income after provision for credit losses	71,124	—	71,124
Non-interest income	17,477	6,503	23,980
Non-interest expense	50,894	3,677	54,571

Income before provision for income taxes	37,707	2,826	40,533
Provision for income taxes	6,411	593	7,004

Net income	$31,296	$2,233	$33,529

Total non-fiduciary assets of the trust and investment services segment were $4.1 million (including $2.4 million of trust customer intangibles) and $1.8 million at March 31, 2019 and 2018, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three months ended March 31, 2019. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2018 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance. WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 203 branches and 196 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes. WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2019 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2018 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended March 31, 2019 was $40.3 million, with diluted earnings per share of $0.74, compared to $33.5 million and $0.76 per diluted share, respectively, for the first quarter of 2018. Excluding after-tax merger-related expenses (non-GAAP measure) in both periods, net income and diluted earnings per share would have increased 26.9% to $42.8 million, or $0.78 per diluted share for the three months ended March 31, 2019, as compared to the prior year quarter.

	For the Three Months Ended March 31,
	2019		2018
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$42,791	$0.78	$33,722	$0.76
Less: After tax merger-related expenses	(2,454)	(0.04)	(193)	—

Net income (GAAP)	$40,337	$0.74	$33,529	$0.76

(1)

Non-GAAP net income excludes after-tax merger-related expenses. The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $25.1 million or 34.2% in the first quarter of 2019 compared to the same quarter of 2018 due to a 23.0% increase in average earning assets. In addition, the yield on earning assets has increased a total of 47 basis points since the first quarter of 2018 while there was somewhat of an offset by a 26 basis points increase in the cost of interest bearing liabilities, producing an increase in the net spread on earning assets of 21 basis points year-over-year. The net interest margin increased by 30 basis points to 3.68% in the first quarter of 2019 compared to 3.38% in the first quarter of 2018. The net interest margin benefited from increases in the Federal Reserve Board’s target federal funds rate over the past year as well as an increase in non-interest bearing demand deposits. The increase in the cost of interest bearing liabilities is primarily due to higher rates for interest bearing public funds, higher certificates of deposit costs and certain Federal Home Loan Bank and other borrowings. Accretion from prior acquisitions benefited the first quarter net interest margin by approximately 19 basis points, as compared to six basis points in the prior year period.

The provision for credit losses increased to $2.5 million in the first quarter of 2019, compared to $2.2 million in the first quarter of 2018. The increased provision is due primarily to a $40.7 million increase in criticized and classified loans as of March 31, 2019 as compared to March 31, 2018. The increase was primarily the result of WesBanco’s normal loan grade review process post-acquisition of FFKT, as well as two larger downgraded relationships in the legacy loan portfolio. Net charge-offs, as a percentage of average portfolio loans was 0.07% for both the first quarter of 2019 and 2018.

For the first quarter of 2019, non-interest income increased $3.8 million or 15.8% compared to the first quarter of 2018. Service charges on deposits increased $1.7 million or 35.8%, electronic banking fees increased $1.1 million or 22.0%, payment processing fees increased $0.6 million or 100% and trust fees increased $0.6 million or 9.4% for the first quarter of 2019 compared to the first quarter of 2018. Payment processing fees are from a business acquired from FFKT, which provides bill payment and electronic funds transfer services for its customers. Bank owned-life insurance decreased $1.4 million or 52.1%, due to higher death benefits received during the first quarter of 2018 compared to the first quarter of 2019.

Non-interest expense in the first quarter of 2019 grew by $19.9 million or 36.4%, compared to the 2018 first quarter, which is primarily due to the FTSB and FFKT acquisitions. Salaries and wages increased $5.9 million or 23.7% and employee benefit expense increased $3.0 million or 44.5% compared to last year’s first quarter as full-time equivalent personnel increased 20.1% due in part to the FTSB and FFKT acquisitions as well as additions to key revenue-producing positions throughout the markets. For the first quarter of 2019, merger-related expenses were $3.1 million related to the FFKT merger.

During the first quarter, the effective tax rate was 18.01% as compared to 17.28% last year, while the provision for income taxes increased $1.9 million to $8.9 million due to higher year-over-year pre-tax income.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(unaudited, dollars in thousands)	2019	2018
Net interest income	$98,361	$73,292
Taxable equivalent adjustment to net interest income	1,473	1,285

Net interest income, fully taxable equivalent	$99,834	$74,577

Net interest spread, non-taxable equivalent	3.34%	3.12%
Benefit of net non-interest bearing liabilities	0.29%	0.20%

Net interest margin	3.63%	3.32%
Taxable equivalent adjustment	0.05%	0.06%

Net interest margin, fully taxable equivalent	3.68%	3.38%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $25.1 million or 34.2% in 2019 compared to 2018, due to a 23.0% increase in average earning asset balances, primarily driven by the acquisitions of FTSB and FFKT and related net asset accretion from purchase accounting. Average loan balances increased by 20.8% in the first quarter of 2019 from the acquisitions of FTSB and FFKT compared to the first quarter of 2018, as organic loan growth decreased 1.3% from lower home equity loan balances due to a lower demand as a result of higher interest rates and tax changes, elevated levels of commercial real estate loans moving to the secondary market and continued deleveraging by commercial customers reflective of the current operating environment and higher cash levels from tax reform. Total average deposits increased in the first quarter of 2019 by $1.7 billion or 23.9% compared to the first quarter of 2018, due specifically to the deposits acquired from FTSB and FFKT. The net interest margin increased by 30 basis points to 3.68% in the first quarter of 2019 from the same period of 2018. The margin benefited from the effect of four increases in the Federal Reserve’s target federal funds rate during 2018, higher margins on the acquired FFKT assets and control of deposit cost increases. Yields increased for all significant earning asset categories in 2019. The cost of interest bearing liabilities increased by 26 basis points from the first quarter of 2019 to the first quarter of 2018. The increase in the cost is primarily due to rate increases for larger balance customers in interest bearing demand deposits, which include public funds, and higher rates for customer repurchase agreements, short to medium-term Federal Home Loan Bank borrowings and junior subordinated debentures. Approximately 19 basis points of accretion from the FTSB, FFKT and other prior acquisitions was included in the first quarter 2019 net interest margin compared to 6 basis points in the 2018 first quarter net interest margin.

Interest income increased $32.6 million or 37.8% in the first quarter of 2019 compared to the first quarter of 2018 due to higher overall earning assets, particularly from the FTSB and FFKT acquisitions, and higher yields in every significant earning asset category. Earning asset yields were influenced positively in the first quarter of 2019 compared to the first quarter of 2018 due to four federal funds rate increases occurring through 2018. Average loan balances increased by $1.3 billion or 20.8% in the first quarter of 2019 compared to the first quarter of 2018, due to the acquisitions of FTSB and FFKT. Loan yields increased by 63 basis points during this same period to 5.06% from the previously mentioned federal funds rate increases and accretion from purchase accounting from the FTSB and FFKT acquisitions. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the first quarter of 2019, average loans represented 69.9% of average earning assets, a decrease from 71.2% in 2018, primarily due to purchases of investment securities throughout 2018 and from those assumed in the FTSB and FFKT acquisitions exceeding average total loan growth on a percentage basis. Average taxable securities balances increased by $564.5 million or 31.5% from the first quarter of 2018, consistent with management’s strategy of growing total assets above $10 billion in the first quarter of 2018. Total securities yields increased by 18 basis points in the first quarter of 2019 from the first quarter of 2018 due to higher market rates on all securities acquired and purchased in mid to late 2018 and into the first quarter of 2019, as taxable securities yields increased by 26 basis points and tax-exempt securities yields increased by 5 basis points. Slightly mitigating the yield increase in investment securities, the average balance of tax-exempt securities, which have the highest yields within securities, decreased to 25.6% of total average securities in the first quarter of 2019 compared to 28.6% in the first quarter of 2018, mostly due to the previously mentioned purchases of taxable securities and the sale of lower-yielding tax-exempt municipal securities late in the first quarter.

Total portfolio loans increased $1.3 billion or 21.3% over the last twelve months, while total commercial loans increased $1.0 billion or 23.8%. Loan growth was achieved through $2.3 billion in total loan originations, led by $1.4 billion in business loan originations for the past twelve months. Loan growth was driven by the acquisitions of FTSB and FFKT, expanded market areas and additional commercial personnel in our core markets, partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their commercial real estate mortgages.

Interest expense increased $7.6 million or 57.7% in the first quarter of 2019 compared to the first quarter of 2018, due primarily to increases in the balances of interest bearing liabilities from the acquisitions of FTSB and FFKT and increases in the rates paid on all interest bearing liability categories. The cost of interest bearing liabilities increased by 26 basis points from the first quarter of 2018 to 1.06% in 2019. Average interest bearing deposits increased by $1.2 billion or 22.0% from the first quarter of 2018, due to the acquisitions of FTSB and FFKT. The rate on interest bearing deposits increased by 18 basis points from the first quarter of 2018, primarily from increases in rates on interest bearing public funds and for certain larger balance customers. Average non-interest bearing demand deposits increased from the first quarter of 2018 to the first quarter of 2019 by $550.8 million or 29.5% and were 27.5% of total average deposits at March 31, 2019, compared to 26.3% at March 31, 2018, reflecting the acquisitions’ non-interest bearing demand deposits and marketing strategies. Organic average non-interest bearing demand deposits increased by $92.9 million or 4.8% during this same time period. The increase in non-interest bearing deposits reflects positively on the net interest margin, as the benefit of non-interest bearing liabilities increased by nine basis points from the first quarter of 2018 to 2019. The average balance of FHLB borrowings increased by only $15.6 million from the first quarter of 2018 to 2019; however, the average rate paid increased by 68 basis points to 2.44% over this same time period due to higher interest rates and the replacement of some legacy lower-rate borrowings with those of current higher rates throughout 2018 and the first quarter of 2019. Average other borrowings and junior subordinated debt balances increased by $148.2 million or 40.1% from the first quarter of 2018 to 2019 due to the acquisitions of FTSB and FFKT, and their average rates paid increased by 82 and 62 basis points, respectively, over this same time period due to increases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2019		2018
(unaudited, dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
ASSETS
Due from banks—interest bearing	$76,731	1.70%	$8,727	2.06%
Loans, net of unearned income (1)	7,659,542	5.06%	6,339,550	4.43%
Securities: (2)
Taxable	2,353,856	2.84%	1,789,336	2.58%
Tax-exempt (3)	810,702	3.46%	717,624	3.41%

Total securities	3,164,558	3.00%	2,506,960	2.82%
Other earning assets	52,114	7.30%	50,388	6.02%

Total earning assets (3)	10,952,945	4.45%	8,905,625	3.98%

Other assets	1,557,087		1,087,739

Total Assets	$12,510,032		$9,993,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$2,129,601	0.75%	$1,697,755	0.60%
Money market accounts	1,154,563	0.67%	1,005,236	0.35%
Savings deposits	1,659,751	0.13%	1,288,120	0.06%
Certificates of deposit	1,438,468	1.10%	1,241,228	0.83%

Total interest bearing deposits	6,382,383	0.65%	5,232,339	0.47%
Federal Home Loan Bank borrowings	1,053,014	2.44%	1,037,441	1.76%
Other borrowings	327,839	1.92%	204,833	1.10%
Subordinated debt and junior subordinated debt	189,524	5.41%	164,334	4.79%

Total interest bearing liabilities (1)	7,952,760	1.06%	6,638,947	0.80%
Non-interest bearing demand deposits	2,420,462		1,869,624
Other liabilities	134,100		83,522
Shareholders’ equity	2,002,710		1,401,271

Total Liabilities and Shareholders’ Equity	$12,510,032		$9,993,364

Taxable equivalent net interest spread		3.39%		3.18%
Taxable equivalent net interest margin		3.68%		3.38%

(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans totaled $0.6 million for both the three months ended March 31, 2019 and 2018, respectively. Additionally, loan accretion included in net interest income on loans acquired from acquisitions was $4.9 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively, while accretion on interest bearing liabilities from acquisitions was $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for each period presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	Three Months Ended March 31, 2019 Compared to March 31, 2018
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$520	$(238)	$282
Loans, net of unearned income	15,631	10,634	26,265
Taxable securities	3,922	1,268	5,190
Tax-exempt securities (1)	804	91	895
Other earning assets	26	166	192

Total interest income change (1)	20,903	11,921	32,824

Increase (decrease) in interest expense:
Interest bearing demand deposits	722	700	1,422
Money market accounts	147	874	1,021
Savings deposits	67	266	333
Certificates of deposit	446	921	1,367
Federal Home Loan Bank borrowings	68	1,771	1,839
Other borrowings	446	552	998
Subordinated debt and junior subordinated debt	319	268	587

Total interest expense change	2,215	5,352	7,567

Net interest income increase (decrease) (1)	$18,688	$6,569	$25,257

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 21%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb losses incurred within the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb losses incurred on unfunded commitments. The provision for credit losses increased to $2.5 million in the first quarter of 2019 compared to $2.2 million in the first quarter of 2018 due primarily to the increase in the provision for loan commitments. Non-performing loans (including TDRs), and non-performing assets both improved as a percentage of total portfolio loans from March 31, 2018. Total non-performing loans were 0.47% of total loans at March 31, 2019, decreasing from 0.62% of total loans at the end of the first quarter of 2018. Non-performing assets were 0.54% of total loans and other real estate and repossessed assets at March 31, 2019, decreasing from 0.68% at the end of the first quarter of 2018. Criticized and classified loans were 1.42% of total loans, increasing from 1.08% at March 31, 2018. Past due loans at March 31, 2019 were 0.32% of total loans, compared to 0.25% at March 31, 2018. Annualized net loan charge-offs remained flat at 0.07% at March 31, 2019 and 2018. (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2019	2018	$ Change	% Change
Trust fees	$7,115	$6,503	$612	9.4
Service charges on deposits	6,549	4,822	1,727	35.8
Electronic banking fees	5,892	4,829	1,063	22.0
Net securities brokerage revenue	1,860	1,670	190	11.4
Bank-owned life insurance	1,319	2,756	(1,437)	(52.1)
Mortgage banking income	1,056	1,004	52	5.2
Payment processing fees	648	—	648	100.0
Net securities gains (losses)	657	(39)	696	1,784.6
Net gain on other real estate owned and other assets	136	262	(126)	(48.1)
Net insurance services revenue	908	892	16	1.8
Swap fee and valuation income	369	517	(148)	(28.6)
Other	1,264	764	500	65.4

Total non-interest income	$27,773	$23,980	$3,793	15.8

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the first quarter of 2019, non-interest income increased $3.8 million or 15.8% compared to the first quarter of 2018 primarily due to the acquisitions of FTSB and FFKT. The increase is driven by a $1.7 million increase in service charges on deposits, a $1.1 million increase in electronic banking fees, a $0.7 million increase in net securities gains, a $0.6 million increase in payment processing fees and a $0.6 million increase in trust fees, which was partially offset by $1.4 million decreases in bank-owned life insurance compared to the first quarter of 2018.

Trust fees increased $0.6 million or 9.4% compared to the first quarter of 2018 due to the acquisition of FFKT as well as market improvements and customer and revenue development initiatives. Total trust assets have increased $0.5 billion from $4.0 billion at March 31, 2018 to $4.5 billion at March 31, 2019. At March 31, 2019, trust assets include managed assets of $3.9 billion and non-managed (custodial) assets of $0.6 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco Trust and Investment Services, were $913.4 million as of March 31, 2019 and $933.6 million at March 31, 2018 and are included in trust-managed assets.

Service charges on deposits increased $1.7 million or 35.8% primarily because of the FTSB and FFKT acquisitions. Deposits increased $1.7 billion to $8.9 billion as of March 31, 2019 as compared to $7.2 billion as of March 31, 2018.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $1.0 million or 22.0% compared to the first three months of 2018 due to a higher customer base from the FTSB and FFKT acquisitions as well as increased volume of debit card transactions from WesBanco’s legacy customers. The volume increase in legacy customers is due to a higher percentage of customers using these products as well as marketing initiatives. Beginning on July 1, 2019, debit card interchange fees will decrease by an estimated $2.0-$3.0 million per quarter due to the impact of the Durbin amendment from the 2010 passage of the Dodd-Frank Act on banks with total assets of $10 billion or greater.

Bank-owned life insurance decreased $1.4 million or 52.1% compared to first quarter of 2018 due to higher death benefits received during the prior period. The total cash surrender value of bank-owned life insurance increased $34.8 million to $226.6 million as of March 31, 2019 as compared to March 31, 2018, which is primarily attributable to the bank-owned life insurance acquired from FFKT.

Mortgage banking income remained flat at $1.1 million compared to $1.0 million at first quarter of 2018. Mortgage production was $94.1 million, which was an increase of 28.3% from the comparable 2018 quarter. However, mortgages sold into the secondary market represented $39.6 million or 42.1% of overall mortgage loan production in the first three months of 2019 compared to $38.6 million or 52.7% in the first three months of 2018. Included in the mortgage banking income is $0.3 million loss and $0.3 million gain from the fair value adjustments on loans held for sale and loan commitments for the three months ended March 31, 2019 and 2018, respectively.

Payment processing fees are earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name FirstNet, which was acquired from FFKT. Payment processing fee income was $0.6 million for the first three months of 2019. There was no prior period income.

Net securities gains (losses) increased $0.7 million compared to the first quarter of 2018. Included in net securities gains is a $0.6 million market adjustment for deferred compensation and $0.1 million related to net gains on sales and calls of debt securities.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2019	2018	$ Change	% Change
Salaries and wages	$30,940	$25,006	$5,934	23.7
Employee benefits	9,989	6,912	3,077	44.5
Net occupancy	5,566	4,656	910	19.5
Equipment	4,833	3,949	884	22.4
Marketing	1,243	1,116	127	11.4
FDIC insurance	1,353	658	695	105.6
Amortization of intangible assets	2,514	1,086	1,428	131.5
Restructuring and merger-related expenses	3,107	245	2,862	1,168.2
Franchise and other miscellaneous taxes	3,026	2,235	791	35.4
Consulting, regulatory, accounting and advisory fees	1,817	1,532	285	18.6
ATM and electronic banking interchange expenses	1,723	1,216	507	41.7
Postage and courier expenses	1,549	959	590	61.5
Legal fees	679	713	(34)	(4.8)
Communications	930	488	442	90.6
Supplies	1,140	687	453	65.9
Other real estate owned and foreclosure expenses	12	199	(187)	(94.0)
Other	4,011	2,914	1,097	37.6

Total non-interest expense	$74,432	$54,571	$19,861	36.4

Non-interest expense in the first quarter of 2019 increased by $19.9 million or 36.4% compared to the same quarter in 2018, principally from the FTSB and FFKT acquisitions, which closed in the second and third quarters of 2018. In the first quarter of 2019, there was $3.1 million in merger-related expenses for the FFKT acquisition compared to $0.2 million in merger-related expenses for the FTSB acquisition in the first quarter of 2018. Excluding merger-related expenses, non-interest expense increased $17.0 million or 31.3% compared to the first quarter of 2018.

Salaries and wages increased $5.9 million or 23.7% from the first quarter of 2018 due to increased compensation expense related to a 20.1% increase in full-time equivalent employees from the FTSB and FFKT acquisitions. Employee benefits expense increased $3.1 million compared to the first quarter of 2018, primarily from a $0.9 million increase in health care costs, a $0.7 million increase in employer payroll taxes and a $0.6 million increase in the fair value of certain executive deferred compensation benefits, which is fully offset in net securities gains. Salaries and wages expense and benefits expense should benefit somewhat from a reduction in full-time equivalent employees that occurred after the core technology and branch conversions of FFKT in the first quarter of 2019.

Net occupancy costs increased $0.9 million or 19.5% compared to the first three months of 2018, primarily due to increased building-related costs from the additional branches acquired in the FTSB and FFKT acquisitions including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, such as snow removal. Upon core conversion of FFKT in the first quarter of 2019, WesBanco closed six branches in Kentucky to reduce redundant locations, which allows the Company to operate more cost effectively.

FDIC insurance increased $0.7 million or 105.6% compared to the first three months of 2018 due to a higher assessment rates resulting from the FTSB and FFKT acquisitions increasing WesBanco’s total assets over $10 billion and WesBanco now being assessed as a large bank. WesBanco expects to receive $3.1 million of small bank credits against future assessments once the FDIC insurance fund reaches 1.38%.

Amortization of intangible assets increased $1.4 million or 131.5% compared to the same quarter of 2018. The FTSB acquisition added approximately $8.1 million in core deposit intangibles. The FFKT acquisition added approximately $37.4 million in core deposit intangibles and $2.6 million in trust customer relationship intangibles.

Merger-related expenses in 2019 related to the FFKT acquisition that closed on August 20, 2018, and increased $2.9 million from the $0.2 million in merger-related expenses that were recorded in the first quarter of 2018 for the FTSB acquisition. The $3.1 million of expenses recorded in the first quarter of 2019 include $1.3 million in branch consolidation costs, as six branches were closed or consolidated and four branches were transferred to held for sale, $1.0 million in conversion costs and professional fees, $0.4 million in staffing costs and $0.4 million in contract termination costs.

Franchise and other miscellaneous taxes increased by $0.8 million or 35.4% from the same quarter of 2018 due to a $0.3 million increase in the Kentucky corporate franchise tax from the FFKT acquisition, which was headquartered in Kentucky. Real and personal property taxes also increased by $0.2 million due to the addition of FTSB and FFKT’s branches.

INCOME TAXES

The provision for income taxes increased $1.9 million or 26.5% in the first quarter of 2019 compared to the first quarter of 2018, primarily due to a $8.7 million increase in pre-tax income. The effective tax rate increased to 18.01% compared to 17.28% in the first quarter of 2018.

FINANCIAL CONDITION

Total assets increased 1.1%, while deposits and shareholders’ equity increased 1.0% and 2.2%, respectively, compared to December 31, 2018. Total securities decreased by $53.2 million or 1.7% from December 31, 2018 to March 31, 2019, primarily driven by the sale of lower yielding municipal securities and the repayment of mortgage-backed securities, which were partially offset by a $25.0 million reduction in unrealized losses in the available-for-sale portfolio. Total portfolio loans remained virtually unchanged increasing $9.8 million or 0.1%. Deposits increased $84.7 million from year-end resulting from a 1.8% increase in demand deposits, a 1.7% increase in savings deposits and a 0.5% increase in money market deposits, which more than offset the 2.2% decrease in certificates of deposit. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit, primarily for single-service customers, and customer preferences for other deposit types, coupled with an $8.7 million decrease in CDARS® balances. The increase in demand deposits and savings deposits were attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings decreased 1.4% during the first three months of 2019 as FHLB maturities exceeded new borrowings by $22.5 million and $10.3 million of junior subordinated debentures were redeemed during the first three months of 2019, which were partially offset by an $11.0 million increase in short-term borrowings. Total shareholders’ equity increased by approximately $44.3 million or 2.2%, compared to December 31, 2018, primarily due to net income exceeding dividends for the period by $23.4 million and a $19.8 million other comprehensive income gain.

TABLE 6. COMPOSITION OF SECURITIES (1)

(unaudited, dollars in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Equity securities (at fair value)	$11,978	$11,737	$241	2.1
Available-for-sale debt securities (at fair value)
U.S. Treasury	19,712	19,878	(166)	(0.8)
U.S. Government sponsored entities and agencies	139,290	141,652	(2,362)	(1.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,582,784	1,561,255	21,529	1.4
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	177,005	168,972	8,033	4.8
Obligations of states and political subdivisions	186,067	185,114	953	0.5
Corporate debt securities	40,231	37,258	2,973	8.0

Total available-for-sale debt securities	$2,145,089	$2,114,129	$30,960	1.5

Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$10,627	$10,823	$(196)	(1.8)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	142,931	148,300	(5,369)	(3.6)
Obligations of states and political subdivisions	749,652	828,520	(78,868)	(9.5)
Corporate debt securities	33,274	33,291	(17)	(0.1)

Total held-to-maturity debt securities	936,484	1,020,934	(84,450)	(8.3)

Total securities	$3,093,551	$3,146,800	$(53,249)	(1.7)

Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.79%	2.78%
As a % of total securities	69.7%	67.6%
Weighted average life (in years)	4.8	5.0

Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.54%	3.47%
As a % of total securities	30.3%	32.4%
Weighted average life (in years)	3.8	4.6

Total securities:
Weighted average yield at the respective period end (2)	3.02%	3.00%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.5	4.2

(1)

At March 31, 2019 and December 31, 2018, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $53.3 million or 1.7% from December 31, 2018 to March 31, 2019. Through the first three months of 2019, the available-for-sale portfolio increased by $31.0 million or 1.5%, while the held-to-maturity portfolio decreased by $84.5 million or 8.3% due to $67.4 million of held-to-maturity callable municipal securities being transferred to available-for-sale, with the adoption of ASU 2017-12. WesBanco elected to use the one-time transition election to transfer these securities as they were some of the lower yielding securities in the municipal portfolio, and subsequently sold $66.1 million of these securities at a $51 thousand net gain. The weighted average yield of the portfolio increased by two basis points from 3.00% at December 31, 2018 to 3.02% at March 31, 2019. Though market rates decreased in the first quarter of 2019, the tax-equivalent yield increased by approximately two basis points on the entire portfolio from year-end due to the previously mentioned sales.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2019 and December 31, 2018 were $3.6 million and $25.3 million, respectively. With approximately 30% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

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

WesBanco’s municipal portfolio comprises 30.2% of the overall securities portfolio as of March 31, 2019 compared to 32.2% as of December 31, 2018, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	March 31, 2019		December 31, 2018
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody’s: Aaa / S&P: AAA	$117,264	12.3	$101,557	10.0
Moody’s: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	688,158	72.5	654,787	64.3
Moody’s: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	123,633	13.0	237,847	23.4
Moody’s: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	5,364	0.6	7,607	0.7
Not rated by either agency	15,098	1.6	16,595	1.6

Total municipal bond portfolio	$949,517	100.0	$1,018,393	100.0

(1)	The lowest available rating was used when placing the bond into a category in the table.
(2)	As of March 31, 2019 and December 31, 2018, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio at March 31, 2019 consists of $185.9 million taxable (primarily Build America Bonds) and $763.6 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	March 31, 2019		December 31, 2018
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$646,077	68.0	$690,463	67.8
Revenue	303,440	32.0	327,930	32.2

Total municipal bond portfolio	$949,517	100.0	$1,018,393	100.0

Municipal bond issuer:
State Issued	$87,444	9.2	$98,468	9.7
Local Issued	862,073	90.8	919,925	90.3

Total municipal bond portfolio	$949,517	100.0	$1,018,393	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at March 31, 2019:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	March 31, 2019
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$187,439	19.7
Texas	104,746	11.0
Ohio	100,352	10.6
Kentucky	56,170	5.9
Illinois	43,339	4.6
All other states (1)	457,471	48.2

Total municipal bond portfolio	$949,517	100.0

(1)	WesBanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $37.6 million or 4.0% of the total municipal portfolio.

WesBanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. WesBanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of WesBanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 9, “Fair Value Measurement” in the Consolidated Financial Statements.

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

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2019		December 31, 2018
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$505,127	6.6	$528,072	6.9
Improved property	3,337,281	43.5	3,325,623	43.4

Total commercial real estate	3,842,408	50.1	3,853,695	50.3
Commercial and industrial	1,274,992	16.6	1,265,460	16.5
Residential real estate	1,628,067	21.2	1,611,607	21.0
Home equity	590,462	7.7	599,331	7.8
Consumer	330,152	4.3	326,188	4.3

Total portfolio loans	7,666,081	99.9	7,656,281	99.9
Loans held for sale	8,358	0.1	8,994	0.1

Total loans	$7,674,439	100.0	$7,665,275	100.0

(1)	Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $9.2 million or 0.1% from December 31, 2018 while portfolio loans increased $1.3 billion or 21.3% over the last twelve months. Total loan growth over the last twelve months was primarily due to the acquisitions of FTSB and FFKT. Total organic loans were down 1.3% year-over-year, resulting from lower home equity loan balances due to lower demand as a result of higher interest rates and tax changes, elevated levels of commercial real estate loans that moved to the secondary financing market, and continued deleveraging by commercial customers reflective of the current operational environment and higher cash levels from tax reform.

Total loan commitments of $2.5 billion, including loans approved but not closed, increased $88.8 million or 3.7% from December 31, 2018 due primarily to loans approved but not closed. The line utilization percentage for the commercial portfolio was 47.8% at March 31, 2019 and 47.6% at December 31, 2018.

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

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2019	December 31, 2018
Non-accrual loans:
Commercial real estate—land and construction	$285	$—
Commercial real estate—improved property	8,639	8,413
Commercial and industrial	3,212	3,260
Residential real estate	12,871	13,831
Home equity	4,813	4,610
Consumer	407	586

Total non-accrual loans (1)	30,227	30,700

TDRs accruing interest:
Commercial real estate—land and construction	—	—
Commercial real estate—improved property	755	880
Commercial and industrial	162	168
Residential real estate	4,000	4,185
Home equity	506	426
Consumer	58	85

Total TDRs accruing interest (1)	5,481	5,744

Total non-performing loans	$35,708	$36,444

Other real estate owned and repossessed assets	6,001	7,265

Total non-performing assets	$41,709	$43,709

Non-performing loans/total portfolio loans	0.47%	0.48%
Non-performing assets/total assets	0.33%	0.35%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.54%	0.57%

(1)	TDRs on nonaccrual of $2.9 million at March 31, 2019 and December 31, 2018, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $0.7 million or 2.0%, from December 31, 2018, primarily due to the paydown of one large residential real estate loan in the first quarter. TDRs decreased slightly by $0.3 million due to normal repayments being slightly higher than additions to the category. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $1.3 million from December 31, 2018 primarily due to continued efforts to liquidate properties and write-downs on FFKT acquired other real estate owned.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	March 31, 2019	December 31, 2018
Loans past due 90 days or more:
Commercial real estate—land and construction	$—	$—
Commercial real estate—improved property	558	175
Commercial and industrial	221	13
Residential real estate	1,096	2,820
Home equity	730	705
Consumer	135	364

Total loans past due 90 days or more	2,740	4,077

Loans past due 30 to 89 days:
Commercial real estate—land and construction	1,979	1,412
Commercial real estate—improved property	5,285	4,439
Commercial and industrial	861	878
Residential real estate	8,206	6,542
Home equity	2,778	3,344
Consumer	2,324	2,954

Total loans past due 30 to 89 days	21,433	19,569

Total 30 days or more	$24,173	$23,646

Loans past due 90 days or more and accruing to total portfolio loans	0.04%	0.05%
Loans past due 30-89 days and accruing to total portfolio loans	0.28%	0.26%

Loans past due 30 days or more and accruing interest excluding non-accruals and TDRs increased $0.5 million or 2.2% from December 31, 2018. These loans continue to accrue interest because they are both well-secured and in the process of collection. The increase in the 30 to 89 days past due status was primarily due to a $1.7 million increase in the residential real estate category and represented 0.11% of total loans at March 31, 2019 and 0.09% at December 31, 2018. Loans past due 90 days or more decreased $1.3 million compared to December 31, 2018 and represented 0.04% of total loans at March 31, 2019 compared to 0.05% at December 31, 2018. The continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses of $48.9 million represented 0.64% of total portfolio loans at March 31, 2019 compared to 0.64% as of December 31, 2018 and 0.73% as of March 31, 2018. Included in the ratio are acquired FTSB and FFKT loans (recorded at fair value at the date of acquisition of $1.5 billion) and the related allowance on FTSB and FFKT acquired loans of $56 thousand at March 31, 2019 recorded since acquisitions.

The allowance for loans individually-evaluated increased $93 thousand from December 31, 2018 to March 31, 2019. The allowance for loans collectively-evaluated decreased from December 31, 2018 to March 31, 2019 by $0.2 million.

The allowance for loan commitments was $2.0 million at March 31, 2019 as compared to $0.7 million at December 31, 2018, and is included in other liabilities on the Consolidated Balance Sheets. The increase in the allowance for loan commitments is due to one unfunded commitment with a credit relationship that was downgraded to classified status.

The allowance for credit losses by loan category, presented in Note 5 “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for all segments is impacted by changes in loan balances, as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions. The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio as well as the migration of CRE loans from land and construction to improved property upon the completion of construction.

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans. The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system. Criticized and classified loans were 1.42% of total loans, increasing from 1.08% at December 31, 2018. Criticized and classified loans increased $26.1 million from December 31, 2018 to $109.1 million at March 31, 2019 primarily due to the post-acquisition loan grade review process and two larger downgraded relationships in the legacy loan portfolio.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio. The overall allowance for loans was relatively unchanged. The allowance for commercial and industrial loan commitments increased due to the downgrade of a commercial and industrial loan with a remaining undrawn commitment balance.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	March 31, 2019	Percent of Total	December 31, 2018	Percent of Total
Allowance for loan losses:
Commercial real estate—land and construction	$4,045	7.9	$4,039	8.1
Commercial real estate—improved property	19,915	39.2	20,848	42.0
Commercial and industrial	12,907	25.4	12,114	24.4
Residential real estate	3,745	7.4	3,822	7.7
Home equity	4,269	8.4	4,356	8.8
Consumer	2,780	5.5	2,797	5.6
Deposit account overdrafts	1,205	2.3	972	1.8

Total allowance for loan losses	$48,866	96.1	$48,948	98.4

Allowance for loan commitments:
Commercial real estate—land and construction	$194	0.4	$169	0.4
Commercial real estate—improved property	24	0.1	33	0.1
Commercial and industrial	1,443	2.8	262	0.5
Residential real estate	11	0.0	12	0.0
Home equity	248	0.5	226	0.5
Consumer	40	0.1	39	0.1

Total allowance for loan commitments	1,960	3.9	741	1.6

Total allowance for credit losses	$50,826	100.0	$49,689	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb probable losses at March 31, 2019.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Deposits
Non-interest bearing demand	$2,511,140	$2,441,041	$70,099	2.9
Interest bearing demand	2,159,654	2,146,508	13,146	0.6
Money market	1,148,295	1,142,925	5,370	0.5
Savings deposits	1,672,967	1,645,549	27,418	1.7
Certificates of deposit	1,424,275	1,455,610	(31,335)	(2.2)

Total deposits	$8,916,331	$8,831,633	$84,698	1.0

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 203 financial centers. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $84.7 million or 1.0% during the first three months of 2019. Non-interest bearing demand, savings deposits, interest bearing demand and money market deposits increased 2.9%, 1.7%, 0.6% and 0.5%, respectively. This growth is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through WesBanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $60.5 million at March 31, 2019 compared to $61.4 million at December 31, 2018. In addition, public funds increased in the first quarter due to the seasonality of local and municipal governmental tax receipts.

Certificates of deposit decreased $31.3 million due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reducing single-service customers with a focus on overall products that can be offered at a lower cost to WesBanco. The decline was also impacted by lower offered rates on certain maturing certificates of deposit in a rising rate environment and customer preferences for other non-maturity deposit types. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $40.7 million in outstanding balances at March 31, 2019, of which $17.0 million represented one-way buys, compared to $49.4 million in total outstanding balances at December 31, 2018, of which $22.0 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $320.6 million at March 31, 2019 compared to $323.2 million at December 31, 2018. Certificates of deposit of $100,000 or more were approximately $671.4 million at March 31, 2019 compared to $684.6 million at December 31, 2018. Certificates of deposit totaling approximately $806.4 million at March 31, 2019 with a cost of 1.15% are scheduled to mature within the next 12 months. WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2019	December 31, 2018	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,031,796	$1,054,174	$(22,378)	(2.1)
Other short-term borrowings	301,547	290,522	11,025	3.8
Subordinated debt and junior subordinated debt	179,632	189,842	(10,210)	(5.4)

Total	$1,512,975	$1,534,538	$(21,563)	(1.4)

While borrowings are a significant source of funding for WesBanco, they are less significant as compared to total deposits. During the first quarter of 2019, FHLB borrowings decreased $22.4 million, as $122.4 million in maturities, other principal paydowns and purchase accounting amortization offset $100.0 million in new advances. In addition, WesBanco extended the maturities of approximately $100.0 million of maturing FHLB borrowings in the first quarter with a prior cost of approximately 1.86%, at current short-term FHLB rates approximating 2.59% - 2.68%.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $301.5 million at March 31, 2019 compared to $290.5 million at December 31, 2018. The increase is primarily due to a $6.4 million increase in callable repurchase agreements, coupled with a $4.6 million increase in overnight sweep checking accounts. At March 31, 2019, there were no outstanding federal funds purchased.

Subordinated debt and junior subordinated debt were $179.6 million at March 31, 2019 compared to $189.8 million at December 31, 2018. The decrease is primarily a result of the redemption of $10.3 million in junior subordinated debt during the first three months of 2019 from the FFKT acquisition. On May 1, 2019, WesBanco is redeeming $23.2 million in junior subordinated debt acquired from FFKT in 2018.

WesBanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There was no outstanding balance at March 31, 2019 or December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, loans approved but not closed, overdraft limits and contingent obligations to purchase loans funded by other entities. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements. Please refer to Note 13, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders’ equity increased $44.3 million or 2.2% from $2.0 billion at December 31, 2018. The increase resulted primarily from net income during the current three-month period of $40.3 million and a $19.8 million reduction in other comprehensive income losses, which was partially offset by the declaration of common shareholder dividends totaling $16.9 million for the three months ended March 31, 2019. WesBanco also increased its quarterly dividend rate to $0.31 per share in February, representing a 6.9% increase over the prior quarterly rate and a cumulative 121% increase since 2010.

WesBanco did not purchase any shares during the three-month period ended March 31, 2019 under the current share repurchase plans. At March 31, 2019, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,092,535 shares.

On February 27, 2019, WesBanco granted 12,000 Total Shareholder Return Plan (“TSR”) shares for the performance period beginning January 1, 2019 and ending December 31, 2021 to certain executives. The award is determined at the end of the three-year period if the TSR of WesBanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of WesBanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become time-based and vest in three equal annual installments.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2019, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of March 31, 2019, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $115.7 million from the Bank. WesBanco expects to continue to improve its consolidated and Bank capital ratios as necessary over time, to fund organic growth and acquisitions, primarily from retaining a majority of its earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			March 31, 2019			December 31, 2018
(unaudited, dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,276,504	10.98%	$465,164	$1,258,605	10.74%	$468,824
Common equity Tier 1	4.50%	6.50%	1,124,004	13.47%	375,195	1,096,105	13.14%	375,254
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,276,504	15.31%	500,261	1,258,605	15.09%	500,338
Total capital to risk-weighted assets	8.00%	10.00%	1,352,527	16.22%	667,014	1,333,503	15.99%	667,118
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,130,289	9.74%	$464,374	$1,108,600	9.48%	$467,939
Common equity Tier 1	4.50%	6.50%	1,130,289	13.56%	375,104	1,108,600	13.30%	375,117
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,130,289	13.56%	500,138	1,108,600	13.30%	500,156
Total capital to risk-weighted assets	8.00%	10.00%	1,206,312	14.47%	666,851	1,183,498	14.20%	666,874

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 60.4% at March 31, 2019 and deposit balances funded 70.8% of assets.

The following table lists the sources of liquidity from assets at March 31, 2019 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$336,894
Securities with a maturity date within the next year and callable securities	296,873
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	244,100
Loans held for sale	8,358
Accruing loans scheduled to mature	1,088,626
Normal loan repayments	1,858,135

Total sources of liquidity expected within the next year	$3,832,986

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $8.9 billion at March 31, 2019. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $806.4 million at March 31, 2019, which includes jumbo regular certificates of deposit totaling $377.1 million with a weighted-average cost of 1.68%, and jumbo CDARS® deposits of $21.4 million with a weighted-average cost of 1.45%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $2.3 billion at March 31, 2019 and December 31, 2018. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At March 31, 2019, the Bank had unpledged available-for-sale securities with an amortized cost of $431.9 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is currently limited, as only approximately 20.6% of the available-for-sale portfolio is unpledged, due to the pledging agreements that WesBanco has with their public deposit customers. Public deposit balances have increased significantly through the ESB, YCB, FTSB and FFKT acquisitions. WesBanco’s held-to-maturity portfolio currently contains $628.4 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would no longer be available to WesBanco for some time.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At March 31, 2019, WesBanco had a BIC line of credit totaling $175.8 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at March 31, 2019, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $301.5 million at March 31, 2019 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during the first three months of 2019. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $131.1 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2019. WesBanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2019, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $115.7 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $2.4 billion at March 31, 2019 and December 31, 2018. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 13, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously issued guidance in 2009 to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. WesBanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes WesBanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others and that WesBanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

The earnings sensitivity simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, call dates, changes to deposit product betas and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on historical experience, current market rates and economic forecasts and are periodically back-tested and reviewed by a third-party consultant. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results. In addition, this analysis does not consider actions that management might employ in response to changes in interest rates as well as changes in earning asset and costing liability balances.

Management is aware of the significant effect that inflation or deflation has upon interest rates and ultimately upon financial performance. WesBanco’s ability to cope with inflation or deflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of non-interest income and expense during periods of increasing or decreasing inflation or deflation. WesBanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation or deflation on net interest income. Management also controls the effects of inflation or deflation by conducting periodic reviews of the prices and terms of its various products and services, both in terms of the costs to offer the services as well as outside market influences upon such pricing, by introducing new products and services or reducing the availability of existing products and services, and by controlling overhead expenses.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, compared to a stable rate environment or base model. WesBanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10% - 20% or less of net interest income from the stable rate base model over a twelve-month period. The table below shows WesBanco’s interest rate sensitivity at March 31, 2019 and December 31, 2018, assuming the above-noted interest rate increases as compared to a base model. In the current interest rate environment, particularly for short-term rates, the 300 - 400 basis point decreasing changes for both years are not shown due to the unrealistic nature of results associated with short-term negative rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest Rates	Percentage Change in Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2019	December 31, 2018	Guidelines
+400	10.7%	7.6%	(20.0%)
+300	8.3%	6.4%	(15.0%)
+200	5.6%	3.9%	(12.5%)
+100	3.0%	2.1%	(10.0%)
-100	(2.3%)	(2.1%)	(10.0%)
-200	(7.3%)	(5.8%)	(12.5%)

As per the table above, the earnings sensitivity simulation model at March 31, 2019 currently projects that net interest income for the next twelve-month period would decrease by 2.3% - 7.3% if interest rates were to fall immediately by 100 - 200 basis points, compared to a decrease of 2.1% - 5.8% as of December 31, 2018. For rising rate scenarios, net interest income would increase by between 3.0% - 10.7% if rates were to increase by between 100 - 400 basis points as of March 31, 2019, compared to increases of between 2.1% - 7.6% as of December 31, 2018.

In addition to the aforementioned earnings sensitivity simulation model, which utilizes a parallel rate shock scenario, ALCO also reviews a “dynamic” forecast scenario to project net interest income over a rolling two-year time period. This forecast is updated at least quarterly, incorporating revisions and updated assumptions into the model for estimated loan and deposit growth, expected balance sheet re-mixing strategies, changes in forecasted rates for various maturities, competitive market spreads for various products and other assumptions. Such modeling assists in predicting changes in forecasted outcomes and necessary adjustments to the plan to assist in achieving stated earnings goals.

The balance sheet shows somewhat higher asset sensitivity as of March 31, 2019, as compared to December 31, 2018, with differences resulting from changes in the mix of, and growth in, various earning assets and costing liabilities, as well as adjustments for various modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds. Generally, deposit betas utilized in the parallel rate shock and “dynamic” models are estimated to be higher for future rate increases, if any, than the Bank’s experience to date through nine federal funds rate increases since December 2015, four of which occurred in 2018. The total deposit beta for interest-bearing transaction accounts, other than certificates of deposit, was 24% for the trailing twelve months. Deposit decay rates and loan prepayment speeds are adjusted periodically for loans and non-maturity deposit products. Overall asset sensitivity in non-parallel rising rate scenarios may be mitigated due to slower prepayment speeds, rate floors, lower than forecasted increases to loan yields, spread compression between new asset yields and funding costs, extension risk associated with mortgage-related assets and other differences. Commercial loans with floors currently average 4.23% on approximately $1.5 billion or 29% of total commercial loans at March 31, 2019, as compared to $1.5 billion averaging 4.27% or 29% of commercial loans at December 31, 2018. Approximately 38% or $555.6 million of these loans are currently priced at their floor, as compared to 38% or $570.5 million at December 31, 2018. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate, or for reasons related to next repricing dates.

The net interest margin increased 30 basis points year-over-year and decreased four basis points from the fourth quarter of 2018. The first quarter increase from last year’s first quarter was due to increased short-term rates, higher non-interest bearing deposits, lower than projected deposit betas and the contribution from FFKT’s higher margin assets post-acquisition, plus higher purchase accounting from both 2018 acquisitions. The core net interest margin, net of purchase accounting-related accretion, was 3.49% in the first quarter as compared to 3.32% last year and 3.49% for the fourth quarter. Currently, the federal funds market is beginning to anticipate future Federal Reserve Board rate decreases, which if such interest rate environment occurs, would result in lower net interest income and margin, as the Company remains somewhat asset sensitive. The current flat-to-inverted yield curve environment has reduced our base case assumption about net interest income for the remainder of the year as compared to expectations in the fourth quarter. It is currently expected that the net interest margin in 2019 will remain relatively flat on a core basis and, on a total basis including purchase accounting accretion, will decline by one to two basis points per quarter throughout the year from an expected level of mid-teen basis points in purchase accounting accretion in the second quarter. Management currently anticipates no change in the federal funds rate in 2019, which is relatively consistent with Federal Reserve Board and consensus economist expectations. The shape of the yield curve, increases to deposit betas or rates beyond current modeling assumptions, or adjustments to the mix of earning assets and costing liabilities may have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Certificates of deposit totaling approximately $806.4 million mature within the next year at an average cost of 1.15%; replacement borrowings are currently more expensive than the average runoff rate of these certificates of deposit. Also, maturing borrowings’ replacement rates are generally higher than the cost of the maturing borrowings’ average rate, and management may elect to lengthen the maturing borrowings’ terms at a higher cost for liquidity and asset/liability management purposes. Transaction account growth helps to control such factors and limit overall deposit costs.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland and various correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, offset mismatches in various asset maturities and manage liquidity. CDARS® and ICS® deposits also may be utilized for similar purposes for certain customers seeking higher-yielding instruments or maintaining deposit levels below FDIC insurance limits. Significant balance sheet strategies to assist in managing the net interest margin in the current environment include:

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

WesBanco also periodically measures the economic value of equity, which is defined as the market value of tangible equity in various rate scenarios. At March 31, 2019, the market value of tangible equity as a percent of base in a 200 basis point rising rate environment indicates a decrease of 4.7%, compared to an increase of 10.8% at December 31, 2018. In a 200 basis point falling rate environment at March 31, 2019, the model indicates a decrease of 1.3%, compared to a decrease of 2.3% as of December 31, 2018. In a 100 basis point rising rate environment at March 31, 2019, the model indicates a decrease of 1.7%, compared to a decrease of 4.8% at December 31, 2018. In a 100 basis point falling rate environment, the model indicates an increase of 1.0% at March 31, 2019, as compared to an increase of 2.7% at December 31, 2018. WesBanco’s policy is to limit such change to minus 10% increments for each 100 basis point change in interest rates. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, as well as changes in loan prepayment speeds and deposit decay rates.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2019, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2018				1,092,535
January 1, 2019 to January 31, 2019
Open market repurchases	—	—	—	1,092,535
Other transactions (1)	23,625	$38.13	N/A	N/A
February 1, 2019 to February 28, 2019
Open market repurchases	—	—	—	1,092,535
Other transactions (1)	7,564	$41.46	N/A	N/A
March 1, 2019 to March 31, 2019
Open market repurchases	—	—	—	1,092,535
Other transactions (1)	1,622	$40.25	N/A	N/A

First Quarter 2019
Open market repurchases	—	—	—	1,092,535
Other transactions (1)	32,811	$39.00	N/A	N/A

Total	32,811	$39.00	—	1,092,535

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.

N/A – Not applicable

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 1, 2019	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2019	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)