Form 10-Q
period 2019-06-30
WESBANCO INC
filed 2019-07-31
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 000-08467

WESBANCO, INC.

(Exact name of Registrant as specified in its charter)

WEST VIRGINIA	55-0571723
(State of incorporation)	(IRS Employer Identification No.)

1 Bank Plaza, Wheeling, WV	26003
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  304-234-9000

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $2.0833 Par Value	WSBC	NASDAQ Global Select Market

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

As of July 24, 2019, there were 54,697,199 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(unaudited, in thousands, except shares)	2019	2018
ASSETS
Cash and due from banks, including interest bearing amounts of $36,390 and $44,536, respectively	$194,355	$169,186
Securities:
Equity securities, at fair value	11,817	11,737
Available-for-sale debt securities, at fair value	2,129,284	2,114,129
Held-to-maturity debt securities (fair values of $921,534 and $1,020,743, respectively)	900,605	1,020,934
Total securities	3,041,706	3,146,800
Loans held for sale	18,649	8,994
Portfolio loans, net of unearned income	7,737,854	7,656,281
Allowance for loan losses	(50,859)	(48,948)
Net portfolio loans	7,686,995	7,607,333
Premises and equipment, net	179,866	166,925
Accrued interest receivable	38,450	38,853
Goodwill and other intangible assets, net	914,678	918,850
Bank-owned life insurance	227,976	225,317
Other assets	191,978	176,374
Total Assets	$12,494,653	$12,458,632
LIABILITIES
Deposits:
Non-interest bearing demand	$2,481,065	$2,441,041
Interest bearing demand	2,079,795	2,146,508
Money market	1,098,917	1,142,925
Savings deposits	1,670,035	1,645,549
Certificates of deposit	1,365,116	1,455,610
Total deposits	8,694,928	8,831,633
Federal Home Loan Bank borrowings	1,121,283	1,054,174
Other short-term borrowings	296,148	290,522
Subordinated debt and junior subordinated debt	156,534	189,842
Total borrowings	1,573,965	1,534,538
Accrued interest payable	6,559	4,627
Other liabilities	145,085	109,007
Total Liabilities	10,420,537	10,479,805
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2019 and 2018, respectively; 54,697,251 and 54,604,294 shares issued, respectively; 54,697,199 and 54,598,134 shares outstanding, respectively	113,952	113,758
Capital surplus	1,168,212	1,166,701
Retained earnings	788,900	737,581
Treasury stock (52 and 6,160 shares - at cost, respectively)	(2)	(274)
Accumulated other comprehensive income (loss)	4,113	(37,871)
Deferred benefits for directors	(1,059)	(1,068)
Total Shareholders' Equity	2,074,116	1,978,827
Total Liabilities and Shareholders' Equity	$12,494,653	$12,458,632

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$96,415	$78,538	$191,917	$147,671
Interest and dividends on securities:
Taxable	16,444	14,194	33,175	25,738
Tax-exempt	5,142	5,055	10,684	9,890
Total interest and dividends on securities	21,586	19,249	43,859	35,628
Other interest income	1,542	1,101	2,820	1,904
Total interest and dividend income	119,543	98,888	238,596	185,203
INTEREST EXPENSE
Interest bearing demand deposits	4,314	3,150	8,259	5,673
Money market deposits	2,009	1,093	3,908	1,972
Savings deposits	678	227	1,200	416
Certificates of deposit	4,098	2,977	8,001	5,513
Total interest expense on deposits	11,099	7,447	21,368	13,574
Federal Home Loan Bank borrowings	6,287	5,953	12,624	10,451
Other short-term borrowings	1,483	973	3,039	1,532
Subordinated debt and junior subordinated debt	2,214	2,168	4,743	4,110
Total interest expense	21,083	16,541	41,774	29,667
NET INTEREST INCOME	98,460	82,347	196,822	155,536
Provision for credit losses	2,747	1,708	5,254	3,876
Net interest income after provision for credit losses	95,713	80,639	191,568	151,660
NON-INTEREST INCOME
Trust fees	6,339	5,752	13,454	12,255
Service charges on deposits	6,197	5,146	12,747	9,969
Electronic banking fees	7,154	5,728	13,046	10,558
Net securities brokerage revenue	1,973	1,809	3,833	3,479
Bank-owned life insurance	1,340	1,128	2,659	3,884
Mortgage banking income	1,618	1,670	2,674	2,776
Net securities gains	2,909	358	3,566	319
Net gain on other real estate owned and other assets	376	229	512	491
Other income	3,250	1,588	6,438	3,760
Total non-interest income	31,156	23,408	58,929	47,491
NON-INTEREST EXPENSE
Salaries and wages	31,646	26,872	62,585	51,878
Employee benefits	9,705	7,965	19,694	14,877
Net occupancy	5,385	4,103	10,951	8,759
Equipment	4,818	4,095	9,651	8,044
Marketing	1,254	1,405	2,497	2,521
FDIC insurance	1,155	868	2,508	1,526
Amortization of intangible assets	2,465	1,312	4,978	2,397
Restructuring and merger-related expense	81	5,412	3,188	5,657
Other operating expenses	15,443	11,511	30,333	22,455
Total non-interest expense	71,952	63,543	146,385	118,114
Income before provision for income taxes	54,917	40,504	104,112	81,037
Provision for income taxes	10,103	7,335	18,961	14,339
NET INCOME	$44,814	$33,169	$85,151	$66,698
EARNINGS PER COMMON SHARE
Basic	$0.82	$0.71	$1.56	$1.47
Diluted	$0.82	$0.71	$1.56	$1.47
AVERAGE COMMON SHARES OUTSTANDING
Basic	54,628,029	46,498,305	54,613,346	45,281,264
Diluted	54,733,521	46,639,780	54,724,209	45,417,010
DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.29	$0.62	$0.58

COMPREHENSIVE INCOME	$67,025	$26,893	$127,135	$45,904

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2019 and 2018
						Accumulated
	Common Stock					Other	Deferred
(unaudited, in thousands, except	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
March 31, 2019	54,599,127	$113,758	$1,167,761	$761,002	$(229)	$(18,098)	$(1,055)	$2,023,139
Net income	—	—	—	44,814	—	—	—	44,814
Other comprehensive income	—	—	—	—	—	22,211	—	22,211
Comprehensive income	—	—	—	—	—	—	—	67,025
Common dividends declared ($0.31 per share)	—	—	—	(16,916)	—	—	—	(16,916)
Treasury shares acquired	(19,378)	—	128	—	(717)	—	—	(589)
Stock options exercised	5,000	8	37	—	56	—	—	101
Restricted stock granted	112,450	186	(1,074)	—	888	—	—	—
Stock compensation expense	—	—	1,364	—	—	—	—	1,364
Deferred benefits for directors- net	—	—	(4)	—	—	—	(4)	(8)
June 30, 2019	54,697,199	$113,952	$1,168,212	$788,900	$(2)	$4,113	$(1,059)	$2,074,116

March 31, 2018	44,060,957	$91,793	$686,169	$673,174	$—	$(47,076)	$(1,034)	$1,403,026
Net income	—	—	—	33,169	—	—	—	33,169
Other comprehensive loss	—	—	—	—	—	(6,276)	—	(6,276)
Comprehensive income	—	—	—	—	—	—	—	26,893
Common dividends declared ($0.29 per share)	—	—	—	(13,523)	—	—	—	(13,523)
Shares issued for acquisition	2,498,761	5,206	102,141	—	—	—	—	107,347
Treasury shares acquired	(15,159)	—	34	—	(714)	—	—	(680)
Stock options exercised	19,075	32	392	—	159	—	—	583
Restricted stock granted	79,616	166	(166)	—	—	—	—	—
Stock compensation expense	—	—	929	—	—	—	—	929
Deferred benefits for directors- net	—	—	(461)	—	—	—	(8)	(469)
June 30, 2018	46,643,250	$97,197	$789,038	$692,820	$(555)	$(53,352)	$(1,042)	$1,524,106

	For the Six Months Ended June 30, 2019 and 2018
December 31, 2018	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827
Net income	—	—	—	85,151	—	—	—	85,151
Other comprehensive income	—	—	—	—	—	41,984	—	41,984
Comprehensive income	—	—	—	—	—	—	—	127,135
Common dividends declared ($0.62 per share)	—	—	—	(33,832)	—	—	—	(33,832)
Treasury shares acquired	(19,385)	—	128	—	(717)	—	—	(589)
Stock options exercised	6,000	8	12	—	101	—	—	121
Restricted stock granted	112,450	186	(1,074)	—	888	—	—	—
Stock compensation expense	—	—	2,439	—	—	—	—	2,439
Deferred benefits for directors- net	—	—	6	—	—	—	9	15
June 30, 2019	54,697,199	$113,952	$1,168,212	$788,900	$(2)	$4,113	$(1,059)	$2,074,116

December 31, 2017	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321
Net income	—	—	—	66,698	—	—	—	66,698
Other comprehensive loss	—	—	—	—	—	(20,794)	—	(20,794)
Comprehensive income	—	—	—	—	—	—	—	45,904
Common dividends declared ($0.58 per share)	—	—	—	(26,298)	—	—	—	(26,298)
Adoption of accounting standard ASU 2016-01	—	—	—	1,063	—	(1,063)	—	—
Shares issued for acquisition	2,498,761	5,206	102,141	—	—	—	—	107,347
Treasury shares acquired	(15,159)	—	34	—	(714)	—	—	(680)
Stock options exercised	36,788	69	915	—	159	—	—	1,143
Restricted stock granted	79,616	166	(166)	—	—	—	—	—
Stock compensation expense	—	—	1,838	—	—	—	—	1,838
Deferred benefits for directors- net	—	—	(454)	—	—	—	(15)	(469)
June 30, 2018	46,643,250	$97,197	$789,038	$692,820	$(555)	$(53,352)	$(1,042)	$1,524,106

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$76,370	$66,575
INVESTING ACTIVITIES
Net increase in loans held for investment	(71,557)	(11,819)
Available-for-sale debt securities:
Proceeds from sales	66,095	81,521
Proceeds from maturities, prepayments and calls	174,676	114,206
Purchases of securities	(138,310)	(625,395)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	57,383	37,842
Purchases of securities	(6,961)	(44,656)
Equity securities:
Proceeds from sales	3,567	827
Proceeds from bank-owned life insurance	—	4,772
Purchases of premises and equipment – net	(6,064)	(845)
Net cash received from acquisition	—	86,149
Sale of portfolio loans- net	—	12,996
Net cash provided by (used in) investing activities	78,829	(344,402)
FINANCING ACTIVITIES
(Decrease) increase in deposits	(135,689)	36,045
Proceeds from Federal Home Loan Bank borrowings	285,000	575,000
Repayment of Federal Home Loan Bank borrowings	(218,052)	(327,142)
Increase in other short-term borrowings	5,626	67,103
Principal repayments of finance lease obligations	(199)	(189)
Decrease in federal funds purchased	—	(3,000)
Repayment of junior subordinated debt	(33,506)	(8,240)
Dividends paid to common shareholders	(32,742)	(24,226)
Issuance of common stock	71	1,035
Treasury shares sold - net	(539)	(572)
Net cash (used in) provided by financing activities	(130,030)	315,814
Net increase in cash and cash equivalents	25,169	37,987
Cash and cash equivalents at beginning of the period	169,186	117,572
Cash and cash equivalents at end of the period	$194,355	$155,559
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$40,501	$29,791
Income taxes paid	17,650	10,000
Transfers of loans to other real estate owned	637	229
Transfers of loans to held for sale	—	12,996
Non-cash transactions related to FTSB acquisition	—	107,347
Transfer of held-to-maturity debt securities to available-for-sale debt securities	67,393	—
Right of use assets obtained in exchange for lease obligations	19,827	—

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

Recent accounting pronouncements — In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU specifically aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract.  The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.  WesBanco is currently assessing the impact of ASU 2018-15 on WesBanco’s Consolidated Financial Statements.

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

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, which will require entities to use a new forward-looking “expected loss” model on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses.  For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for WesBanco will be effective for the fiscal year beginning January 1, 2020.  Early adoption is permitted for fiscal years beginning after December 15, 2018. WesBanco formed a cross-functional team to oversee the implementation of this ASU, and has completed an initial data gap assessment, finalized the loan segmentation procedures, and is currently evaluating the various forecasting and modeling assumptions, including qualitative factors, that will be used to estimate the initial current expected credit loss allowance. Substantial progress has been made on the identification and staging of data, development of models, refinement of economic forecasting processes, and documentation of accounting policy decisions.  In conjunction with this implementation, WesBanco is reviewing business processes and evaluating potential changes to the control environment. Acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through goodwill as opposed to the provision for credit losses. Acquired loans deemed not to be PCD loans will be adjusted to fair value through goodwill, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, WesBanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified in a troubled debt restructuring. Upon adoption of this standard, acquired loans from prior acquisitions that meet the guidelines under ASC 310-30 will be classified as PCD loans. The accretable portion of the loan mark as of adoption date will continue to accrete into interest income. However, the non-accretable portion of the loan mark will be added to the allowance upon adoption; while any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“the good book”) from acquisitions will continue to accrete through interest income over the life of such loans. WesBanco will perform parallel runs of the new methodology throughout the remainder of 2019 prior to adoption of the ASU.  WesBanco currently anticipates that an increase to the allowance for credit losses may be recognized upon adoption to provide for expected credit losses over the estimated life of loan and investment receivables.  The magnitude of the increase will depend on economic conditions and trends in the loan and securities portfolios at the time of adoption.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet.  Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For WesBanco, this update was effective for the fiscal year beginning January 1, 2019.  In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented.  In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard and ASU 2018-11, which allows entities to choose an additional transition method, under which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transitional method, the entity shall recognize and measure the leases that exist at the adoption date and the prior comparative periods are not adjusted. WesBanco adopted this ASU as of January 1, 2019 using the transitional method. In addition, WesBanco utilized certain practical expedients including the following - retained the classifications of existing leases, no re-assessment to determine if existing leases have initial direct costs and utilized hindsight when determining the lease term and assessment of impairment in existing leases. WesBanco capitalized $20 million for right-of-use assets and lease liabilities, net of existing straight-line lease liabilities and unfavorable acquired lease liabilities. See additional disclosures in Note 6, “Leases”.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.”   The new guidance makes more financial and nonfinancial hedging strategies eligible for hedge accounting.  It also amended the presentation and disclosure requirements and changed how companies assess effectiveness.  It was intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For WesBanco, this update was effective for the fiscal year beginning January 1, 2019.  Upon adoption, WesBanco reclassified $67.3 million of callable held-to-maturity municipal debt securities to available-for-sale debt securities.

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

NOTE 2. MERGERS AND ACQUISITIONS

On August 20, 2018, WesBanco completed its acquisition of Farmers Capital Bank Corp. (“FFKT”), a bank holding company headquartered in Frankfort, KY.  On the acquisition date, FFKT had approximately $1.6 billion in assets, excluding goodwill, which included approximately $1.0 billion in loans and $239.3 million in securities.  The FFKT acquisition was valued at $428.9 million, based on WesBanco’s closing stock price on August 20, 2018, of $49.40, and resulted in WesBanco issuing 7,920,387 shares of its common stock and $37.6 million in cash in exchange for all of the outstanding shares of FFKT common stock. The assets and liabilities of FFKT were recorded on WesBanco’s Balance Sheet at their preliminary estimated fair values as of August 20, 2018, the acquisition date, and FFKT’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date.  The fair values for certain assets and liabilities acquired from FFKT on August 20, 2018 represented preliminary estimates. Based on a preliminary purchase price allocation, WesBanco recorded $220.9 million in goodwill and $37.4 million in core deposit intangibles in its community banking segment and $2.6 million in trust customer relationship intangibles in its trust and investment services segment.  None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.  As a result of the full integration of the operations of FFKT, it is not practicable to determine revenue or net income included in WesBanco’s operating results relating to FFKT since the date of acquisition, as FFKT’s results cannot be separately identified.

For the six months ended June 30, 2019, WesBanco recorded merger-related expenses of $3.2 million associated with the FFKT acquisition.

The preliminary purchase price of the FFKT acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	August 20, 2018
Purchase price:
Fair value of WesBanco shares issued	$391,267
Cash consideration for outstanding FFKT shares	37,634
Total purchase price	$428,901
Fair value of:
Tangible assets acquired	$1,369,536
Core deposit and other intangible assets acquired	39,992
Liabilities assumed	(1,431,663)
Net cash received in the acquisition	230,139
Fair value of net assets acquired	208,004
Goodwill recognized	$220,897

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as WesBanco intends to finalize its accounting for the acquisition of FFKT within one year from the date of acquisition:

(unaudited, in thousands)	August 20, 2018
Assets acquired
Cash and due from banks	$230,139
Securities	239,321
Loans	1,025,800
Goodwill and other intangible assets	260,889
Accrued income and other assets	104,415
Total assets acquired	$1,860,564
Liabilities assumed
Deposits	$1,330,328
Borrowings	71,780
Accrued expenses and other liabilities	29,555
Total liabilities assumed	$1,431,663
Net assets acquired	$428,901

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of March 31, 2019:

(unaudited, in thousands)	August 20, 2018
Goodwill recognized as of March 31, 2019	$219,418
Change in fair value of net assets acquired:
Assets
Other real estate owned	(80)
Accrued income and other assets	430
Liabilities
Accrued expenses and other liabilities	(1,829)
Fair value of net assets acquired	$(1,479)
Increase in goodwill recognized	1,479
Goodwill recognized as of June 30, 2019	$220,897

The fair value estimates for other assets and other liabilities have continued to fluctuate as the final valuations are completed. The Company expects to finalize purchase price accounting of FFKT within one year of date of acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2019	2018	2019	2018
Numerator for both basic and diluted earnings per common share:
Net income	$44,814	$33,169	$85,151	$66,698
Denominator:
Total average basic common shares outstanding	54,628,029	46,498,305	54,613,346	45,281,264
Effect of dilutive stock options and other stock compensation	105,492	141,475	110,863	135,746
Total diluted average common shares outstanding	54,733,521	46,639,780	54,724,209	45,417,010
Earnings per common share - basic	$0.82	$0.71	$1.56	$1.47
Earnings per common share - diluted	$0.82	$0.71	$1.56	$1.47

Options to purchase 353,829 and 117,600 shares at June 30, 2019 and 2018, respectively, were not included in the computation of net income per diluted share for the three months ended June 30, 2019 and 2018, respectively, because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  Options to purchase 117,600 shares at both June 30, 2019 and 2018 were not included in the computation of net income per diluted shares for the six months ended June 30, 2019 and 2018, because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of June 30, 2019, 40,608 contingently issuable shares were estimated to be awarded under the 2018 and 2017 total shareholder return plans as stock performance targets were met and are therefore included in the diluted calculation. As of June 30, 2019, the shares related to the 2019 total shareholder return plan were not included in the calculation because the effect would be antidilutive. Performance based restricted stock compensation totaling 30,137 shares were estimated to be awarded as of June 30, 2019 and are included in the diluted calculation.  As of June 30, 2018, 42,912 contingently issuable shares were estimated to be awarded under the 2018 and 2017 total shareholder return plans as stock performance targets were met and are included in the diluted calculation.  Performance based restricted stock compensation totaling 17,081 shares were estimated to be awarded as of June 30, 2018 and are included in the diluted calculation.

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	June 30, 2019				December 31, 2018
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$29,705	$76	$—	$29,781	$19,882	$3	$(7)	$19,878
U.S. Government sponsored entities and agencies	130,578	4,147	(138)	134,587	142,852	556	(1,756)	141,652
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,550,885	17,598	(5,441)	1,563,042	1,585,864	2,912	(27,521)	1,561,255
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	175,355	3,417	(116)	178,656	171,671	264	(2,963)	168,972
Obligations of states and political subdivisions	177,888	5,305	(15)	183,178	184,057	2,039	(982)	185,114
Corporate debt securities	39,695	499	(154)	40,040	37,730	87	(559)	37,258
Total available-for-sale debt securities	$2,104,106	$31,042	$(5,864)	$2,129,284	$2,142,056	$5,861	$(33,788)	$2,114,129
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$10,020	$36	$(104)	$9,952	$10,823	$6	$(329)	$10,500
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	136,929	834	(642)	137,121	148,300	204	(4,170)	144,334
Obligations of states and political subdivisions	720,399	19,566	(216)	739,749	828,520	8,771	(4,012)	833,279
Corporate debt securities	33,257	1,455	—	34,712	33,291	12	(673)	32,630
Total held-to-maturity debt securities	$900,605	$21,891	$(962)	$921,534	$1,020,934	$8,993	$(9,184)	$1,020,743
Total debt securities	$3,004,711	$52,933	$(6,826)	$3,050,818	$3,162,990	$14,854	$(42,972)	$3,134,872

At June 30, 2019 and December 31, 2018, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Equity securities, of which $8.7 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $11.8 million and $11.7 million at June 30, 2019 and December 31, 2018, respectively.

The following table presents the fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at June 30, 2019.  In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	June 30, 2019
(unaudited, in thousands)	One Year or less	One to Five Years	Five to Ten Years	After Ten Years	Mortgage- backed securities	Total
Available-for-sale debt securities
U.S. Treasury	$29,781	$—	$—	$—	$—	$29,781
U.S. Government sponsored entities and agencies	498	6,048	18,472	9,363	100,206	134,587
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	1,563,042	1,563,042
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	178,656	178,656
Obligations of states and political subdivisions	8,108	53,422	76,671	44,977	—	183,178
Corporate debt securities	627	32,216	7,197	—	—	40,040
Total available-for-sale debt securities	$39,014	$91,686	$102,340	$54,340	$1,841,904	$2,129,284
Held-to-maturity debt securities (2)
U.S. Government sponsored entities and agencies	$—	$—	$—	$—	$9,952	$9,952
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (1)	—	—	—	—	137,121	137,121
Obligations of states and political subdivisions	15,652	115,724	334,357	274,016	—	739,749
Corporate debt securities	—	10,913	23,799	—	—	34,712
Total held-to-maturity debt securities	$15,652	$126,637	$358,156	$274,016	$147,073	$921,534
Total debt securities	$54,666	$218,323	$460,496	$328,356	$1,988,977	$3,050,818

(1) Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.

(2) The held-to-maturity debt securities portfolio is carried at an amortized cost of $900.6 million.

Securities with aggregate fair values of $2.0 billion at June 30, 2019 and December 31, 2018 were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $66.1 million and $81.5 million for the six months ended June 30, 2019 and 2018, respectively.  Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income net of tax, as of June 30, 2019 and December 31, 2018 were $19.4 million and ($21.5) million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments from the adoption of ASU 2016-01 effective January 1, 2018 for the three and six months ended June 30, 2019 and 2018, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2019	2018	2019	2018
Debt securities:
Gross realized gains	$106	$5	$348	$12
Gross realized losses	(18)	—	(209)	(18)
Net gains (losses) on debt securities	$88	$5	$139	$(6)
Equity securities:
Net unrealized gains recognized on securities still held	$265	$347	$868	$319
Net realized gains recognized on securities sold	2,556	6	2,559	6
Net gains on equity securities	$2,821	$353	$3,427	$325
Net securities gains	$2,909	$358	$3,566	$319

The following tables provide information on unrealized losses on debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$—	$—	—	$28,542	$(242)	7	$28,542	$(242)	7
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	30,301	(95)	4	564,036	(5,988)	211	594,337	(6,083)	215
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	3,783	(26)	4	26,655	(90)	12	30,438	(116)	16
Obligations of states and political subdivisions	609	(1)	2	38,999	(230)	76	39,608	(231)	78
Corporate debt securities	7,920	(111)	3	1,947	(43)	1	9,867	(154)	4
Total temporarily impaired securities	$42,613	$(233)	13	$660,179	$(6,593)	307	$702,792	$(6,826)	320

	December 31, 2018
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$9,972	$(7)	1	$—	$—	—	$9,972	$(7)	1
U.S. Government sponsored entities and agencies	18,926	(148)	8	76,385	(1,937)	14	95,311	(2,085)	22
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	285,534	(1,862)	44	922,698	(29,829)	291	1,208,232	(31,691)	335
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,186	(18)	6	111,068	(2,945)	14	120,254	(2,963)	20
Obligations of states and political subdivisions	104,469	(439)	207	303,681	(4,555)	513	408,150	(4,994)	720
Corporate debt securities	38,791	(898)	18	11,452	(334)	5	50,243	(1,232)	23
Total temporarily impaired securities	$466,878	$(3,372)	284	$1,425,284	$(39,600)	837	$1,892,162	$(42,972)	1,121

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

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost.  Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $54.7 million and $50.8 million at June 30, 2019 and December 31, 2018, respectively, and are included in other assets in the Consolidated Balance Sheets.  Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $4.2 million and $3.2 million at June 30, 2019 and December 31, 2018, respectively. The unamortized discount on purchased loans from acquisitions was $40.1 million at June 30, 2019, including $19.0 million related to FFKT, and $49.3 million at December 31, 2018.

	June 30,	December 31,
(unaudited, in thousands)	2019	2018
Commercial real estate:
Land and construction	$483,046	$528,072
Improved property	3,394,587	3,325,623
Total commercial real estate	3,877,633	3,853,695
Commercial and industrial	1,300,577	1,265,460
Residential real estate	1,633,613	1,611,607
Home equity	590,303	599,331
Consumer	335,728	326,188
Total portfolio loans	7,737,854	7,656,281
Loans held for sale	18,649	8,994
Total loans	$7,756,503	$7,665,275

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2019 and 2018
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate -Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at December 31, 2018
Allowance for loan losses	$4,039	$20,848	$12,114	$3,822	$4,356	$2,797	$972	$48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total beginning allowance for credit losses	4,208	20,881	12,376	3,834	4,582	2,836	972	49,689
Provision for credit losses:
Provision for loan losses	(538)	1,459	1,309	124	423	333	1,119	4,229
Provision for loan commitments	18	(9)	995	1	23	(3)	—	1,025
Total provision for credit losses	(520)	1,450	2,304	125	446	330	1,119	5,254
Charge-offs	—	(285)	(1,025)	(679)	(673)	(1,344)	(860)	(4,866)
Recoveries	200	345	489	188	215	896	215	2,548
Net charge-offs	200	60	(536)	(491)	(458)	(448)	(645)	(2,318)
Balance at June 30, 2019
Allowance for loan losses	3,701	22,367	12,887	3,455	4,321	2,682	1,446	50,859
Allowance for loan commitments	187	24	1,257	13	249	36	—	1,766
Total ending allowance for credit losses	$3,888	$22,391	$14,144	$3,468	$4,570	$2,718	$1,446	$52,625

Balance at December 31, 2017
Allowance for loan losses	$3,117	$21,166	$9,414	$3,206	$4,497	$3,063	$821	$45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574
Total beginning allowance for credit losses	3,236	21,192	9,587	3,213	4,709	3,100	821	45,858
Provision for credit losses:
Provision for loan losses	1,465	(1,774)	2,100	944	54	615	439	3,843
Provision for loan commitments	44	(8)	2	2	(7)	—	—	33
Total provision for credit losses	1,509	(1,782)	2,102	946	47	615	439	3,876
Charge-offs	(136)	(692)	(616)	(509)	(672)	(1,793)	(541)	(4,959)
Recoveries	264	776	636	252	279	1,066	197	3,470
Net charge-offs	128	84	20	(257)	(393)	(727)	(344)	(1,489)
Balance at June 30, 2018
Allowance for loan losses	4,710	19,476	11,534	3,893	4,158	2,951	916	47,638
Allowance for loan commitments	163	18	175	9	205	37	—	607
Total ending allowance for credit losses	$4,873	$19,494	$11,709	$3,902	$4,363	$2,988	$916	$48,245

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- draft	Total
June 30, 2019
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$1,479	$11	$12	$8	$1	$—	$1,511
Allowance for loans collectively evaluated for impairment	3,701	20,888	12,876	3,443	4,313	2,681	1,446	49,348
Allowance for loan commitments	187	24	1,257	13	249	36	—	1,766
Total allowance for credit losses	$3,888	$22,391	$14,144	$3,468	$4,570	$2,718	$1,446	$52,625

Portfolio loans:
Individually evaluated for impairment (1)	$—	$5,157	$192	$4,922	$922	$74	$—	$11,267
Collectively evaluated for impairment	482,804	3,381,541	1,299,528	1,627,047	589,381	335,654	—	7,715,955
Acquired with deteriorated credit quality	242	7,889	857	1,644	—	—	—	10,632
Total portfolio loans	$483,046	$3,394,587	$1,300,577	$1,633,613	$590,303	$335,728	$—	$7,737,854

December 31, 2018
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loans collectively evaluated for impairment	4,039	20,848	12,114	3,822	4,356	2,797	972	48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total allowance for credit losses	$4,208	$20,881	$12,376	$3,834	$4,582	$2,836	$972	$49,689

Portfolio loans:
Individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	527,737	3,319,672	1,264,560	1,609,177	599,331	326,063	—	7,646,540
Acquired with deteriorated credit quality	335	5,951	900	2,430	—	125	—	9,741
Total portfolio loans	$528,072	$3,325,623	$1,265,460	$1,611,607	$599,331	$326,188	$—	$7,656,281

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2019
Pass	$476,109	$3,319,270	$1,268,591	$5,063,970
Criticized - compromised	5,794	52,657	14,785	73,236
Classified - substandard	1,143	22,660	17,201	41,004
Classified - doubtful	—	—	—	—
Total	$483,046	$3,394,587	$1,300,577	$5,178,210

As of December 31, 2018
Pass	$523,707	$3,267,304	$1,245,190	$5,036,201
Criticized - compromised	2,297	35,566	13,847	51,710
Classified - substandard	2,068	22,753	6,423	31,244
Classified - doubtful	—	—	—	—
Total	$528,072	$3,325,623	$1,265,460	$5,119,155

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans.  WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates.  The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $20.0 million at June 30, 2019 and $22.9 million at December 31, 2018, of which $2.0 and $3.9 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired FFKT Loans – In conjunction with the FFKT acquisition, WesBanco acquired loans with a book value of $1,064.8 million as of August 20, 2018.  These loans were recorded at the fair value of $1,025.8 million, with $988.3 million categorized as ASC 310-20 loans.  The fair market value adjustment on these loans of $26.0 million at the acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality with a book value of $5.3 million were recorded at the fair value of $4.6 million, of which $2.4 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2019 was $3.1 million, while the outstanding customer balance was $3.6 million.  At June 30, 2019, no allowance for loan losses has been recognized related to the FFKT-acquired impaired loans.  Certain acquired underperforming loans with an acquired book value of $45.2 million were sold during the fourth quarter of 2018 for $32.9 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no recognized gain or loss.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Six Months Ended
	June 30,	June 30,
(unaudited, in thousands)	2019	2018
Balance at beginning of period	$6,203	$1,724
Acquisitions	1,300	—
Reduction due to change in projected cash flows	(960)	(86)
Reclass from non-accretable difference	839	5,877
Transfers out	—	—
Accretion	(2,240)	(440)
Balance at end of period	$5,142	$7,075

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2019
Commercial real estate:
Land and construction	$482,016	$965	$45	$20	$1,030	$483,046	$—
Improved property	3,382,311	2,297	1,486	8,493	12,276	3,394,587	587
Total commercial real estate	3,864,327	3,262	1,531	8,513	13,306	3,877,633	587
Commercial and industrial	1,296,878	922	142	2,635	3,699	1,300,577	97
Residential real estate	1,617,430	5,962	2,449	7,772	16,183	1,633,613	1,173
Home equity	584,058	2,073	412	3,760	6,245	590,303	533
Consumer	333,279	1,682	506	261	2,449	335,728	244
Total portfolio loans	7,695,972	13,901	5,040	22,941	41,882	7,737,854	2,634
Loans held for sale	18,649	—	—	—	—	18,649	—
Total loans	$7,714,621	$13,901	$5,040	$22,941	$41,882	$7,756,503	$2,634

Impaired loans included above are as follows:
Non-accrual loans	$9,310	$1,170	$2,169	$20,249	23,588	$32,898
TDRs accruing interest (1)	5,273	10	146	58	214	5,487
Total impaired	$14,583	$1,180	$2,315	$20,307	$23,802	$38,385

As of December 31, 2018
Commercial real estate:
Land and construction	$526,660	$62	$1,350	$—	$1,412	$528,072	$—
Improved property	3,314,765	2,266	2,250	6,342	10,858	3,325,623	175
Total commercial real estate	3,841,425	2,328	3,600	6,342	12,270	3,853,695	175
Commercial and industrial	1,261,536	323	594	3,007	3,924	1,265,460	13
Residential real estate	1,593,519	2,717	5,001	10,370	18,088	1,611,607	2,820
Home equity	591,623	2,500	1,273	3,935	7,708	599,331	705
Consumer	322,584	2,084	1,007	513	3,604	326,188	364
Total portfolio loans	7,610,687	9,952	11,475	24,167	45,594	7,656,281	4,077
Loans held for sale	8,994	—	—	—	—	8,994	—
Total loans	$7,619,681	$9,952	$11,475	$24,167	$45,594	$7,665,275	$4,077

Impaired loans included above are as follows:
Non-accrual loans	$8,910	$337	$1,370	$20,083	21,790	$30,700
TDRs accruing interest (1)	5,586	59	92	7	158	5,744
Total impaired	$14,496	$396	$1,462	$20,090	$21,948	$36,444

(1) Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	June 30, 2019			December 31, 2018
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$347	$295	$—	$—	$—	$—
Improved property	13,499	7,312	—	14,038	9,293	—
Commercial and industrial	4,086	2,854	—	4,610	3,428	—
Residential real estate	13,572	11,896	—	20,270	18,016	—
Home equity	5,247	4,450	—	5,924	5,036	—
Consumer	416	311	—	846	671	—
Total impaired loans without a specific allowance	37,167	27,118	—	45,688	36,444	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	5,211	5,157	1,479	—	—	—
Commercial and industrial	194	192	11	—	—	—
Residential real estate	5,358	4,922	12	—	—	—
Home equity	990	922	8	—	—	—
Consumer	113	74	1	—	—	—
Total impaired loans with a specific allowance	11,866	11,267	1,511	—	—	—
Total impaired loans	$49,033	$38,385	$1,511	$45,688	$36,444	$—

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$290	$—	$400	$—	$193	$—	$346	$—
Improved property	7,287	—	10,604	23	7,955	—	11,357	368
Commercial and industrial	2,961	—	3,036	2	3,116	—	3,008	4
Residential real estate	11,845	—	18,264	61	13,902	—	18,434	127
Home equity	4,487	—	5,068	6	4,670	—	5,098	11
Consumer	337	—	758	2	448	—	823	5
Total impaired loans without a specific allowance	27,207	—	38,130	94	30,284	—	39,066	515
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved property	3,645	14	1,052	—	2,430	28	1,403	—
Commercial and industrial	250	4	—	—	166	7	—	—
Residential real estate	5,000	60	—	—	3,333	118	—	—
Home equity	859	7	—	—	573	15	—	—
Consumer	89	1	—	—	59	2	—	—
Total impaired loans with a specific allowance	9,843	86	1,052	—	6,561	170	1,403	—
Total impaired loans	$37,050	$86	$39,182	$94	$36,845	$170	$40,469	$515

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	June 30,	December 31,
(unaudited, in thousands)	2019	2018
Commercial real estate:
Land and construction	$295	$—
Improved property	11,726	8,413
Total commercial real estate	12,021	8,413
Commercial and industrial	2,854	3,260
Residential real estate	12,813	13,831
Home equity	4,886	4,610
Consumer	324	586
Total	$32,898	$30,700

(1) At June 30, 2019, there were three borrowers with loans greater than $1.0 million totaling $8.2 million, as compared to one borrower with a loan greater than $1.0 million totaling $3.4 million at December 31, 2018.  Total non-accrual loans include loans that are also restructured.  Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2019			December 31, 2018
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	743	558	1,301	880	1,529	2,409
Total commercial real estate	743	558	1,301	880	1,529	2,409
Commercial and industrial	192	—	192	168	169	337
Residential real estate	4,005	917	4,922	4,185	921	5,106
Home equity	486	436	922	426	198	624
Consumer	61	13	74	85	38	123
Total	$5,487	$1,924	$7,411	$5,744	$2,855	$8,599

As of June 30, 2019 and December 31, 2018, there were no TDRs greater than $1.0 million.  The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.  WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.2 million and $0.1 million as of June 30, 2019 and December 31, 2018.

The following tables present details related to loans identified as TDRs during the three and six months ended June 30, 2019 and 2018, respectively:

New TDRs (1)
For the Three Months Ended
	June 30, 2019			June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	1	44	40	1	9	9
Residential real estate	—	—	—	—	—	—
Home equity	1	199	156	1	20	20
Consumer	—	—	—	2	39	36
Total	2	$243	$196	4	$68	$65

(1) Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Six Months Ended
	June 30, 2019			June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	1	44	40	1	10	9
Residential real estate	4	194	188	5	203	185
Home equity	3	386	340	1	20	20
Consumer	1	15	13	4	45	38
Total	9	$639	$581	11	$278	$252

(1) Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the six months ended June 30, 2019 and 2018, respectively, that were restructured within the last twelve months prior to June 30, 2019 and 2018, respectively:

	Defaulted TDRs (1)
	For the Six Months Ended
	June 30, 2019		June 30, 2018
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	1	145
Total commercial real estate	—	—	1	145
Commercial and industrial	—	—	—	—
Residential real estate	1	97	1	121
Home equity	—	—	1	7
Consumer	1	13	—	—
Total	2	$110	3	$273

(1) Excludes loans that were either charged-off or cured by period end.  The recorded investment is as of June 30, 2019 and 2018, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection.  The loans in the table above were not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2019	2018
Other real estate owned	$4,891	$7,173
Repossessed assets	82	92
Total other real estate owned and repossessed assets	$4,973	$7,265

Residential real estate included in other real estate owned at June 30, 2019 and December 31, 2018 was $1.2 million and $1.3 million, respectively.  At June 30, 2019 and December 31, 2018, formal foreclosure proceedings were in process on residential real estate loans totaling $5.8 million and $6.0 million, respectively.

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

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 21 years, which include options for multiple five- and ten- year extensions, with a weighted-average lease term of 9 years. As of June 30, 2019, operating lease ROU assets and liabilities were $18.2 million and $21.2 million, respectively. The lease expense for operating leases was $0.7 million and $1.3 million for the three and six months ended June 30, 2019, respectively. The weighted average discount rate was 3.29% as of June 30, 2019.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at June 30, 2019 are as follows (unaudited, in thousands):

Year	Amount
2020	$755
2021	2,444
2022	1,713
2023	2,227
2024 and thereafter	17,686
Total lease payments	$24,825
Less: Interest	(3,621)
Present value of lease liabilities	$21,204

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

Loan Swaps

WesBanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that WesBanco executes with a third party, so that WesBanco minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of FASB ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings.  As of June 30, 2019 and December 31, 2018, WesBanco had 53 and 43, respectively, interest rate swaps with an aggregate notional amount of $320.1 million and $229.8 million related to this program.  During the six months ended June 30, 2019 and 2018, WesBanco recognized net losses of $1.1 million and net gains of $0.2 million, respectively, related to the changes in fair value of these swaps. Additionally, WesBanco recognized $1.9 million and $0.5 million of income for the related swap fees for the six months ended June 30, 2019 and 2018, respectively.

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

The table below presents the fair value of WesBanco’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$320,134	$13,281	$14,774	$229,778	$4,650	$5,081
Other contracts:
Interest rate loan commitments	44,062	58	—	16,113	125	—
Forward TBA contracts	61,000	—	166	20,000	—	234
Total derivatives		$13,339	$14,940		$4,775	$5,315

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the three and six months ended June 30, 2019 and 2018, respectively.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2019	2018	2019	2018
Interest rate swaps	Other income	$(751)	$44	$(1,063)	$211
Interest rate loan commitments	Mortgage banking income	(97)	7	(67)	143
Forward TBA contracts	Mortgage banking income	(518)	(11)	(852)	399
Total		$(1,366)	$40	$(1,982)	$753

Credit-risk-related Contingent Features

WesBanco has agreements with its derivative counterparties that contain a provision, which provides that if WesBanco defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then WesBanco could also be declared in default on its derivative obligations.

WesBanco also has agreements with certain of its derivative counterparties that contain a provision where if WesBanco fails to maintain its status as either a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and WesBanco would be required to settle its obligations under the agreements.

WesBanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $21.3 million as of June 30, 2019.  If WesBanco had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 8. PENSION & POSTRETIREMENT MEDICAL BENEFIT PLANS

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2019	2018	2019	2018
Service cost – benefits earned during year	$560	$707	$1,114	$1,406
Interest cost on projected benefit obligation	1,313	1,228	2,611	2,442
Expected return on plan assets	(2,211)	(2,390)	(4,398)	(4,753)
Amortization of prior service cost	6	7	13	13
Amortization of net loss	808	758	1,607	1,508
Net periodic pension cost	$476	$310	$947	$616

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $4.8 million is due for 2019, which could be offset in whole or in part by the Plan’s $52.5 million available credit balance. WesBanco made a voluntary contribution of $3.0 million to the Plan in June 2019.

WesBanco assumed FFKT’s postretirement medical benefit plan, which covers FFKT employees who meet the service requirements.  Benefits provided under this plan are unfunded, and payments to the plan participants are made by WesBanco. The net periodic cost for the postretirement medical benefit plan totaled $59 thousand and $117 thousand for the three and six months ended June 30, 2019, respectively. The net periodic cost consisted of $115 thousand and $228 thousand in interest cost on projected benefit obligation for the three and six months ended June 30, 2019, respectively, which was partially offset by a $56 thousand and a $111 thousand benefit of prior service cost amortization for the three and six months ended June 30, 2019, respectively.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

		June 30, 2019
		Fair Value Measurements Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2019	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$11,817	$11,817	$—	$—
Available-for-sale debt securities
U.S. Treasury	29,781	—	29,781	—
U.S. Government sponsored entities and agencies	134,587	—	134,587	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,563,042	—	1,563,042	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	178,656	—	178,656	—
Obligations of state and political subdivisions	183,178	—	181,576	1,602
Corporate debt securities	40,040	—	40,040	—
Total available-for-sale debt securities	$2,129,284	$—	$2,127,682	$1,602
Loans held for sale	18,649	—	18,649	—
Other assets - interest rate derivatives agreements	13,281	—	13,281	—
Total assets recurring fair value measurements	$2,173,031	$11,817	$2,159,612	$1,602

Other liabilities - interest rate derivatives agreements	$14,774	$—	$14,774	$—
Total liabilities recurring fair value measurements	$14,774	$—	$14,774	$—

Nonrecurring fair value measurements
Impaired Loans	$2,434	—	—	$2,434
Other real estate owned and repossessed assets	4,973	—	—	4,973
Total nonrecurring fair value measurements	$7,407	$—	$—	$7,407

		December 31, 2018
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2018	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$11,737	$11,737	$—	$—
Available-for-sale debt securities
U.S. Treasury	19,878	—	19,878	—
U.S. Government sponsored entities and agencies	141,652	—	141,652	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,561,255	—	1,561,255	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	168,972	—	168,972	—
Obligations of state and political subdivisions	185,114	—	183,611	1,503
Corporate debt securities	37,258	—	37,258	—
Total available-for-sale debt securities	$2,114,129	$—	$2,112,626	$1,503
Loans held for sale	8,994	—	8,994	—
Other assets - interest rate derivatives agreements	4,650	—	4,650	—
Total assets recurring fair value measurements	$2,139,510	$11,737	$2,126,270	$1,503

Other liabilities - interest rate derivatives agreements	$5,081	$—	$5,081	$—
Total liabilities recurring fair value measurements	$5,081	$—	$5,081	$—

Nonrecurring fair value measurements
Other real estate owned and repossessed assets	7,265	—	—	7,265
Total nonrecurring fair value measurements	$7,265	$—	$—	$7,265

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no significant transfers between level 1, 2 or 3 for the three and six months ended June 30, 2019 or for the year ended December 31, 2018.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2019
Impaired loans	$2,434	Appraisal of collateral (1)	Appraisal adjustments (2)	(30.5%)/((30.5%)
			Liquidation expenses (2)	(5.1%)/((5.1%)
Other real estate owned and repossessed assets	$4,973	Appraisal of collateral (1), (3)
December 31, 2018
Other real estate owned and repossessed assets	$7,265	Appraisal of collateral (1), (3)
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of appraisal adjustments and liquidation expense are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expense and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at
			June 30, 2019
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$194,355	$194,355	$194,355	$—	$—
Equity securities	11,817	11,817	11,817	—	—
Available-for-sale debt securities	2,129,284	2,129,284	—	2,127,682	1,602
Held-to-maturity debt securities	900,605	921,534	—	920,989	545
Net loans	7,686,995	7,674,887	—	—	7,674,887
Loans held for sale	18,649	18,649	—	18,649	—
Other assets - interest rate derivatives	13,281	13,281	—	13,281	—
Accrued interest receivable	38,450	38,450	38,450	—	—

Financial Liabilities
Deposits	8,694,928	8,695,779	7,329,812	1,365,967	—
Federal Home Loan Bank borrowings	1,121,283	1,127,210	—	1,127,210	—
Other borrowings	296,148	296,574	293,205	3,369	—
Subordinated debt and junior subordinated debt	156,534	144,410	—	144,410	—
Other liabilities - interest rate derivatives	14,774	14,774	—	14,774	—
Accrued interest payable	6,559	6,559	6,559	—	—

			Fair Value Measurements at
			December 31, 2018
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$169,186	$169,186	$169,186	$—	$—
Equity securities	11,737	11,737	11,737	—	—
Available-for-sale debt securities	2,114,129	2,114,129	—	2,112,626	1,503
Held-to-maturity debt securities	1,020,934	1,020,743	—	1,020,195	548
Net loans	7,607,333	7,422,825	—	—	7,422,825
Loans held for sale	8,994	8,994	—	8,994	—
Other assets - interest rate derivatives	4,650	4,650	—	4,650	—
Accrued interest receivable	38,853	38,853	38,853	—	—

Financial Liabilities
Deposits	8,831,633	8,836,390	7,376,023	1,460,367	—
Federal Home Loan Bank borrowings	1,054,174	1,051,401	—	1,051,401	—
Other borrowings	290,522	290,854	288,918	1,936	—
Subordinated debt and junior subordinated debt	189,842	174,448	—	174,448	—
Other liabilities - interest rate derivatives	5,081	5,081	—	5,081	—
Accrued interest payable	4,627	4,627	4,627	—	—

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

NOTE 10. REVENUE RECOGNITION

WesBanco adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach and there was no material impact on WesBanco’s Consolidated Financial statements. Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, payment processing fees, electronic banking fees, mortgage banking income and net gain or loss on sale of other real estate owned – there are no significant judgements related to the amount and timing of revenue recognition.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and six months ended June 30, 2019 and 2018, respectively:

	Point of Revenue	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Recognition	2019	2018	2019	2018
Revenue Streams
Trust fees
Trust account fees	Over time	$4,208	$3,558	$9,263	$7,850
WesMark fees	Over time	2,131	2,194	4,191	4,405
Total trust fees		6,339	5,752	13,454	12,255
Service charges on deposits
Commercial banking fees	Over time	499	462	967	869
Personal service charges	At a point in time & over time	5,698	4,684	11,780	9,100
Total service charges on deposits		6,197	5,146	12,747	9,969
Net securities brokerage revenue
Annuity commissions	At a point in time	1,454	1,310	2,815	2,510
Equity and debt security trades	At a point in time	103	87	206	189
Managed money	Over time	174	163	331	304
Trail commissions	Over time	242	249	481	476
Total net securities brokerage revenue		1,973	1,809	3,833	3,479

Payment processing fees (1)	At a point in time & over time	785	—	1,433	—
Electronic banking fees	At a point in time	7,154	5,728	13,046	10,558
Mortgage banking income	At a point in time	1,618	1,670	2,674	2,776
Net gain on other real estate owned and other assets	At a point in time	376	229	512	491

(1) Payment processing fees are included in other non-interest income.

NOTE 11. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the six months ended June 30, 2019 and 2018 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)
Other comprehensive income before reclassifications	—	40,996	—	40,996
Amounts reclassified from accumulated other comprehensive income	1,129	(30)	(111)	988
Period change	1,129	40,966	(111)	41,984
Balance at June 30, 2019	$(15,413)	$19,444	$82	$4,113

Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)
Other comprehensive income before reclassifications	—	(21,720)	—	(21,720)
Amounts reclassified from accumulated other comprehensive income	1,026	—	(100)	926
Period change	1,026	(21,720)	(100)	(20,794)
Adoption of Accounting Standard ASU 2016-01	—	(1,063)	—	(1,063)
Balance at June 30, 2018	$(17,600)	$(36,033)	$281	$(53,352)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018, respectively:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2019	2018	2019	2018
Debt securities available-for-sale (1):
Net securities losses (gains) reclassified into earnings	$4	$—	$(38)	$—	Net securities gains (Non-interest income)
Related income tax (benefit) expense	(1)	—	8	—	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	3	—	(30)	—

Debt securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(94)	(66)	(149)	(131)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	21	15	38	31	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(73)	(51)	(111)	(100)

Defined benefit plans (2):
Amortization of net loss and prior service costs	758	764	1,509	1,520	Employee benefits (Non-interest expense)
Related income tax benefit	(173)	(175)	(380)	(494)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	585	589	1,129	1,026
Total reclassifications for the period	$515	$538	$988	$926

(1) For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”

(2) Included in the computation of net periodic pension cost. See Note 8, “Pension & Postretirement Medical Benefit Plans” for additional detail.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with commitments was $1.8 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees.  The liability associated with letters of credit was $0.2 million as of June 30, 2019 and December 31, 2018.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2019	2018
Lines of credit	$1,909,282	$1,894,030
Loans approved but not closed	299,081	258,778
Overdraft limits	152,207	153,572
Letters of credit	45,960	42,841
Contingent obligations and other guarantees	48,654	61,509

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 13. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets managed or held in custody by the trust and investment services segment was approximately $4.5 billion and $4.0 billion at June 30, 2019 and 2018, respectively.  These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended June 30, 2019
Interest and dividend income	$119,543	$—	$119,543
Interest expense	21,083	—	21,083
Net interest income	98,460	—	98,460
Provision for credit losses	2,747	—	2,747
Net interest income after provision for credit losses	95,713	—	95,713
Non-interest income	24,817	6,339	31,156
Non-interest expense	67,957	3,995	71,952
Income before provision for income taxes	52,573	2,344	54,917
Provision for income taxes	9,611	492	10,103
Net income	$42,962	$1,852	$44,814

For The Three Months Ended June 30, 2018
Interest and dividend income	$98,888	$—	$98,888
Interest expense	16,541	—	16,541
Net interest income	82,347	—	82,347
Provision for credit losses	1,708	—	1,708
Net interest income after provision for credit losses	80,639	—	80,639
Non-interest income	17,656	5,752	23,408
Non-interest expense	60,026	3,517	63,543
Income before provision for income taxes	38,269	2,235	40,504
Provision for income taxes	6,865	470	7,335
Net income	$31,404	$1,765	$33,169

For the Six Months Ended June 30, 2019
Interest and dividend income	$238,596	$—	$238,596
Interest expense	41,774	—	41,774
Net interest income	196,822	—	196,822
Provision for credit losses	5,254	—	5,254
Net interest income after provision for credit losses	191,568	—	191,568
Non-interest income	45,475	13,454	58,929
Non-interest expense	138,233	8,152	146,385
Income before provision for income taxes	98,810	5,302	104,112
Provision for income taxes	17,848	1,113	18,961
Net income	$80,962	$4,189	$85,151

For the Six Months Ended June 30, 2018
Interest and dividend income	$185,203	$—	$185,203
Interest expense	29,667	—	29,667
Net interest income	155,536	—	155,536
Provision for credit losses	3,876	—	3,876
Net interest income after provision for credit losses	151,660	—	151,660
Non-interest income	35,236	12,255	47,491
Non-interest expense	110,920	7,194	118,114
Income before provision for income taxes	75,976	5,061	81,037
Provision for income taxes	13,276	1,063	14,339
Net income	$62,700	$3,998	$66,698

Total non-fiduciary assets of the trust and investment services segment were $3.9 million (including $2.6 million of trust customer intangibles) and $1.7 million at June 30, 2019 and 2018, respectively.  All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

NOTE 14 SUBSEQUENT EVENTS

On July 23, 2019, WesBanco and Old Line Bancshares, Inc. (“Old Line”), a bank holding company headquartered in Bowie, MD with approximately $3.1 billion in assets, $2.4 billion in loans, $2.4 billion deposits, $0.4 billion in stockholders’ equity and 37 branches, jointly announced that a definitive Agreement and Plan of Merger was executed providing for the merger of Old Line with and into WesBanco. On the date of the announcement, the transaction was valued at approximately $500.1 million. Under the terms of the Agreement and Plan of Merger (“Agreement”), which has been approved by that board of directors of both companies, WesBanco will exchange its common stock for Old Line common stock at closing, subject to customary conditions. Old Line options will be exchanged for WesBanco shares, as adjusted as to exercise price and number of options to take into account the fixed exchange ratio stated in the Agreement. Old Line stockholders will be entitled to receive 0.7844 shares of WesBanco common stock per each share of Old Line common stock for a total value of $29.22 per share, as of the date of the announcement. The receipt by Old Line stockholders of shares of WesBanco common stock in exchange for their shares of Old Line common stock is anticipated to qualify as a tax-free exchange. The acquisition is subject to the approvals of the appropriate banking regulatory authorities and the stockholders of Old Line and WesBanco. It is expected that the transaction will be completed in the fourth quarter of 2019 or first quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and six months ended June 30, 2019. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2018 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q for the quarter ended March 31, 2019, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of WesBanco’s Annual Report on Form 10-K.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of WesBanco and Old Line may not be integrated successfully or such integration may take longer to accomplish than excepted; the expected cost savings and any revenue synergies from the merger of WesBanco and Old Line may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and Old Line may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance.  WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 199 branches and 194 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2019 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2018 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended June 30, 2019 was $44.8 million, with diluted earnings per share of $0.82, compared to $33.2 million and $0.71 per diluted share, respectively, for the second quarter of 2018.  Net income for the six months ended June 30, 2019 was $85.2 million, with diluted earnings per share of $1.56, compared to $66.7 million and $1.47 per diluted share, respectively for the six months ended June 30, 2018. Excluding after-tax merger-related expenses (non-GAAP measure) in both periods, net income and diluted earnings per share would have increased 19.9% to $44.9 million, or $0.82 per diluted share for the three months ended June 30, 2019, as compared to the prior year quarter; and net income for the six months ended June 30, 2019 increased 23.2% year-over-year to $87.7 million, or $1.60 per diluted share versus $1.57 per diluted share in the prior year period.

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$44,878	$0.82	$37,445	$0.80	$87,670	$1.60	$71,167	$1.57
Less: After tax merger-related expenses	(64)	—	(4,276)	(0.09)	(2,519)	(0.04)	(4,469)	(0.10)
Net income (GAAP)	$44,814	$0.82	$33,169	$0.71	$85,151	$1.56	$66,698	$1.47

(1) Non-GAAP net income excludes after-tax merger-related expenses.  The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $16.1 million or 19.6% in the second quarter of 2019 compared to the same quarter of 2018 due to an 11.5% increase in average earning assets. In addition, the yield on earning assets has increased a total of 34 basis points since the second quarter of 2018 while there was somewhat of an offset by a 17 basis points increase in the cost of interest bearing liabilities, producing an increase in the net spread on earning assets of 17 basis points year-over-year. The net interest margin increased by 24 basis points to 3.67% in the second quarter of 2019 compared to 3.43% in the second quarter of 2018. The net interest margin benefited from increases in the Federal Reserve Board’s target federal funds rate during 2018 as well as an increase in non-interest bearing demand deposits.  The increase in the cost of interest bearing liabilities is primarily due to higher rates for interest bearing public funds, higher certificates of deposit costs and certain Federal Home Loan Bank and other borrowings. Accretion from prior acquisitions benefited the second quarter net interest margin by approximately 18 basis points, as compared to 12 basis points in the prior year period.

The provision for credit losses increased to $2.7 million in the second quarter of 2019, compared to $1.7 million in the second quarter of 2018. The increased provision is due primarily to a $40.8 million increase in criticized and classified loans as of June 30, 2019 as compared to June 30, 2018, reflecting our normal loan grade review process post-acquisition of FFKT, as well as two larger downgraded relationships in the legacy loan portfolio, as reported last quarter. Net charge-offs, as a percentage of average portfolio loans was 0.05% and 0.03% for second quarter of 2019 and 2018, respectively.

For the second quarter of 2019, non-interest income increased $7.7 million or 33.1% compared to the second quarter of 2018 driven by net securities gains, electronic banking fees, service charges on deposit and payment processing fees.  Net securities gains increased $2.6 million due to the sale of WesBanco’s Visa Class B shares. Electronic banking fees increased $1.4 million or 24.9%, service charges on deposits increased $1.1 million or 20.4%, payment processing fees increased $0.8 million or 100% and trust fees increased $0.6 million or 10.2% for the second quarter of 2019 compared to the second quarter of 2018. Payment processing fees are from a business acquired from FFKT, which provides bill payment and electronic funds transfer services for its customers. Non-interest income increased $11.4 million or 24.1% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Non-interest expense in the second quarter of 2019 increased by $8.4 million or 13.2%, compared to the second quarter of 2018, which is primarily due to the FTSB and FFKT acquisitions.  Salaries and wages increased $4.8 million or 17.8% and employee benefit expense increased $1.7 million or 21.8% compared to last year’s second quarter as full-time equivalent personnel increased 15.3% due in part to the FTSB and FFKT acquisitions as well as additions to key revenue-producing positions throughout the markets. For the second quarter of 2019, merger-related expenses were $0.1 million related to the FFKT merger as compared to $5.4 million for the second quarter of 2018 related to the FTSB and FFKT mergers.

During the second quarter, the effective tax rate was 18.40% as compared to 18.11% last year, while the provision for income taxes increased $2.8 million to $10.1 million due to higher year-over-year pre-tax income.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2019	2018	2019	2018
Net interest income	$98,460	$82,347	$196,822	$155,536
Taxable equivalent adjustment to net interest income	1,367	1,344	2,840	2,629
Net interest income, fully taxable equivalent	$99,827	$83,691	$199,662	$158,165
Net interest spread, non-taxable equivalent	3.32%	3.15%	3.33%	3.13%
Benefit of net non-interest bearing liabilities	0.30%	0.23%	0.30%	0.22%
Net interest margin	3.62%	3.38%	3.63%	3.35%
Taxable equivalent adjustment	0.05%	0.05%	0.05%	0.06%
Net interest margin, fully taxable equivalent	3.67%	3.43%	3.68%	3.41%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings.  Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $16.1 million or 19.6% in the second quarter of 2019 compared to the second quarter of 2018, due to an 11.5% increase in average earning asset balances, primarily driven by the acquisition of FFKT and related net asset accretion from purchase accounting.  For the first six months of 2019, net interest income increased $41.3 million or 26.5% for the same reasons along with the acquisition of FTSB.   Average loan balances increased by 13.5% in the second quarter of 2019 from the acquisition of FFKT compared to the second quarter of 2018. Organic loan growth decreased 1.1% from last year due to lower home equity loan balances due to lower demand as a result of higher interest rates and tax changes, elevated levels of commercial real estate loans moving to the secondary market and continued deleveraging by commercial customers reflective of the current operating environment and higher cash levels from tax reform.  Total average deposits increased in the second quarter of 2019 by $1.1 billion or 14.5% compared to the second quarter of 2018, due specifically to the deposits acquired from FFKT.   The net interest margin increased by 24 basis points to 3.67% in the second quarter of 2019 from the same quarter of 2018.  The margin benefited from increases in the Federal Reserve’s target federal funds rate during 2018 and higher margins on the acquired FFKT assets, partially offset by higher funding costs and a flattening of the yield curve in 2019. Yields increased for all earning asset categories in 2019. The cost of interest bearing liabilities increased by 17 basis points from the second quarter of 2018 to the second quarter of 2019. The increase in the cost is primarily due to rate increases for larger balance customers in interest bearing demand deposits, which include public funds, and higher rates for certificates of deposit, customer repurchase agreements, short to medium-term Federal Home Loan Bank borrowings and junior subordinated debentures.  Approximately 18 basis points of accretion from FFKT and other prior acquisitions was included in the second quarter 2019 net interest margin compared to 12 basis points in the 2018 second quarter net interest margin.

Interest income increased $20.7 million or 20.9% in the second quarter of 2019 and $53.4 million or 28.8% in the first half of 2019 compared to the same periods of 2018 due to higher overall earning assets, particularly from the FTSB and FFKT acquisitions, and higher yields in every earning asset category.  Earning asset yields were influenced positively in the second quarter of 2019 compared to the second quarter of 2018 due to federal funds rate increases occurring through the second half of 2018.  Average loan balances increased by $914.8 million or 13.5% in the second quarter of 2019 compared to the second quarter of 2018, due to the acquisition of FFKT. Loan yields increased by 38 basis points during this same period to 5.02% from the previously mentioned federal funds rate increases and accretion from purchase accounting from the FFKT acquisition.  Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories.  In the second quarter of 2019, average loans represented 70.6% of average earning assets, an increase from 69.4% in the second quarter of 2018.  Average taxable securities balances increased by $207.7 million or 9.8% from the second quarter of 2018, primarily due to the securities acquired in the FFKT acquisition. Taxable securities yields increased by 15 basis points and tax-exempt securities yields increased by 10 basis points in the second quarter of 2019 from the second quarter of 2018 due to higher market rates on all securities acquired and purchased over the last four quarters. The average balance of tax-exempt securities, which have the highest yields within securities, decreased to 24.1% of total average securities in the second quarter of 2019 compared to 26.1% in the second quarter of 2018, mostly due to the sale of lower-yielding tax-exempt municipal securities late in the first quarter of 2019.

Total portfolio loans increased $945.0 million or 13.9% over the last twelve months, while total commercial loans increased $694.4 million or 15.5%.  Loan growth was achieved through $2.5 billion in total loan originations, led by $1.6 billion in business loan originations for the past twelve months.  Loan growth was driven by the acquisition of FFKT, expanded market areas and additional commercial personnel in our core markets, partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their commercial real estate mortgages.

Interest expense increased $4.5 million or 27.5% in the second quarter of 2019 and $12.1 million or 40.8% for the six months ended June 30, 2019 as compared to the same periods in 2018, due primarily to increases in the balances of interest bearing liabilities from the acquisitions of FTSB and FFKT and increases in the rates paid on all interest bearing liability categories. The cost of interest bearing liabilities increased by 17 basis points from the second quarter of 2018 to 1.08% in 2019.  Average interest bearing deposits increased by $662.1 million or 11.7% from the second quarter of 2018, due to the acquisition of FFKT.  The rate on interest bearing deposits increased by 17 basis points from the second quarter of 2018, primarily from increases in rates on interest bearing public funds and for certain larger balance customers. Average non-interest bearing demand deposit balances increased from the second quarter of 2018 to the second quarter of 2019 by $456.1 million or 22.5% and were 28.2% of total average deposits at June 30, 2019, compared to 26.4% at June 30, 2018, reflecting the acquired FFKT non-interest bearing demand deposits and ongoing checking account marketing strategies. Organic average non-interest bearing demand deposits increased by $104.0 million or 5.1% during this same time period. The increase in non-interest bearing deposits reflects positively on the net interest margin, as the benefit of non-interest bearing liabilities increased by seven basis points from the second quarter of 2018 to 2019. The average balance of FHLB borrowings decreased by $172.9 million from the second quarter of 2018 to 2019; however, the average rate paid increased by 48 basis points to 2.50% over this same time period due to higher interest rates on new borrowings and the maturity of some legacy lower-rate borrowings in the first half of 2019. Average other borrowings and junior subordinated debt balances increased by $39.2 million or 8.8% from the second quarter of 2018 to 2019 due to the acquisition of FFKT, and their average rates paid increased by 43 and 38 basis points, respectively, over this same time period due to increases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced. However, the increase was partially offset by a decrease in junior subordinated debt securities average balance due to a payoff of $9.2 million in the third quarter of 2018.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$72,563	3.46%	$53,896	2.09%	$74,774	2.55%	$31,436	2.08%
Loans, net of unearned income (1)	7,700,355	5.02%	6,785,550	4.64%	7,680,062	5.04%	6,563,782	4.54%
Securities: (2)
Taxable	2,336,099	2.82%	2,128,446	2.67%	2,344,929	2.83%	1,959,828	2.63%
Tax-exempt (3)	741,371	3.51%	750,138	3.41%	775,845	3.49%	733,970	3.41%
Total securities	3,077,470	2.98%	2,878,584	3.05%	3,120,774	2.99%	2,693,798	2.84%
Other earning assets	50,555	7.26%	57,259	5.72%	51,330	7.28%	53,843	5.86%
Total earning assets (3)	10,900,943	4.45%	9,775,289	4.11%	10,926,940	4.45%	9,342,859	4.05%
Other assets	1,588,720		1,143,442		1,572,988		1,115,743
Total Assets	$12,489,663		$10,918,731		$12,499,928		$10,458,602

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,139,372	0.81%	$1,849,035	0.68%	$2,134,514	0.78%	$1,773,813	0.64%
Money market accounts	1,116,124	0.72%	1,035,567	0.42%	1,135,237	0.69%	1,020,486	0.39%
Savings deposits	1,676,477	0.16%	1,367,193	0.07%	1,668,160	0.15%	1,327,875	0.06%
Certificates of deposit	1,397,167	1.18%	1,415,259	0.84%	1,417,703	1.14%	1,328,724	0.84%
Total interest bearing deposits	6,329,140	0.70%	5,667,054	0.53%	6,355,614	0.68%	5,450,898	0.50%
Federal Home Loan Bank borrowings	1,008,027	2.50%	1,180,939	2.02%	1,030,396	2.47%	1,109,586	1.90%
Other borrowings	320,269	1.86%	272,208	1.43%	324,033	1.89%	238,707	1.29%
Subordinated debt and junior subordinated debt	164,108	5.41%	172,972	5.03%	176,746	5.41%	168,677	4.91%
Total interest bearing liabilities (1)	7,821,544	1.08%	7,293,173	0.91%	7,886,789	1.07%	6,967,868	0.86%
Non-interest bearing demand deposits	2,486,710		2,030,649		2,453,770		1,950,581
Other liabilities	131,219		77,873		132,657		80,681
Shareholders’ equity	2,050,190		1,517,036		2,026,712		1,459,472
Total Liabilities and Shareholders’ Equity	$12,489,663		$10,918,731		$12,499,928		$10,458,602
Taxable equivalent net interest spread		3.37%		3.20%		3.38%		3.19%
Taxable equivalent net interest margin		3.67%		3.43%		3.68%		3.41%

(1) Gross of allowance for loan losses and net of unearned income.  Includes non-accrual and loans held for sale.  Loan fees included in interest income on loans totaled $0.4 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively and $0.9 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively.  Additionally, loan accretion included in net interest income on loans acquired from acquisitions was $4.7 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively, and $9.6 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively. Accretion on interest bearing liabilities from acquisitions was $0.3 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively and $0.7 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

(2) Average yields on available-for-sale debt securities are calculated based on amortized cost.

(3) Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for each period presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For The Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	Compared to June 30, 2018			Compared to June 30, 2018
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$120	$224	$344	$537	$88	$625
Loans, net of unearned income	11,127	6,750	17,877	26,798	17,448	44,246
Taxable securities	1,434	816	2,250	5,338	2,099	7,437
Tax-exempt securities (1)	(73)	183	110	726	279	1,005
Other earning assets	(76)	173	97	(69)	360	291
Total interest income change (1)	12,532	8,146	20,678	33,330	20,274	53,604
Increase (decrease) in interest expense:
Interest bearing demand deposits	536	628	1,164	1,273	1,313	2,586
Money market accounts	91	825	916	244	1,692	1,936
Savings deposits	61	390	451	129	655	784
Certificates of deposit	(38)	1,159	1,121	390	2,098	2,488
Federal Home Loan Bank borrowings	(538)	872	334	(676)	2,849	2,173
Other borrowings	191	319	510	658	849	1,507
Subordinated debt and junior subordinated debt	(94)	140	46	203	430	633
Total interest expense change	209	4,333	4,542	2,221	9,886	12,107
Net interest income increase (decrease) (1)	$12,323	$3,813	$16,136	$31,109	$10,388	$41,497

(1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 21%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb losses incurred within the loan portfolio.  The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb losses incurred on unfunded commitments.  The provision for credit losses increased to $2.7 million in the second quarter of 2019 compared to $1.7 million in the second quarter of 2018 due primarily to the increase in the provision for Commercial Real Estate – Improved Property.  Non-performing loans (including TDRs), and non-performing assets both improved as a percentage of total portfolio loans from June 30, 2018. Non-performing loans were 0.50% of total loans as of June 30, 2019, decreasing from 0.57% of total loans at the end of the second quarter of 2018. Non-performing assets were 0.56% of total loans and other real estate and repossessed assets as of June 30, 2019, decreasing from 0.63% at the end of the second quarter of 2018.  Criticized and classified loans were 1.48% of total loans, increasing from 1.08% as of June 30, 2018. Past due loans at June 30, 2019 and 2018 were 0.23% of total loans. Annualized net loan charge-offs increased slightly to 0.05% as of June 30, 2019 compared to 0.03% as of June 30, 2018.  (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Trust fees	$6,339	$5,752	$587	10.2	$13,454	$12,255	$1,199	9.8
Service charges on deposits	6,197	5,146	1,051	20.4	12,747	9,969	2,778	27.9
Electronic banking fees	7,154	5,728	1,426	24.9	13,046	10,558	2,488	23.6
Net securities brokerage revenue	1,973	1,809	164	9.1	3,833	3,479	354	10.2
Bank-owned life insurance	1,340	1,128	212	18.8	2,659	3,884	(1,225)	(31.5)
Mortgage banking income	1,618	1,670	(52)	(3.1)	2,674	2,776	(102)	(3.7)
Payment processing fees	785	—	785	100.0	1,433	—	1,433	100.0
Net securities gains (losses)	2,909	358	2,551	712.6	3,566	319	3,247	1,017.9
Net gain on other real estate owned and other assets	376	229	147	64.2	512	491	21	4.3
Net insurance services revenue	786	711	75	10.5	1,695	1,602	93	5.8
Swap fee and valuation income	511	178	333	187.1	880	695	185	26.6
Other	1,168	699	469	67.1	2,430	1,463	967	66.1
Total non-interest income	$31,156	$23,408	$7,748	33.1	$58,929	$47,491	$11,438	24.1

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations.  WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco.  For the second quarter of 2019, non-interest income increased $7.7 million or 33.1% compared to the second quarter of 2018 primarily due to the acquisition of FFKT and securities gains.  The increase is driven by a $2.6 million increase in net securities gains, a $1.4 million increase in electronic banking fees, a $1.1 million increase in service charges on deposits, and a $0.8 million increase in payment processing fees.  For the six months ended June 30, 2019, non-interest income increased $11.4 million or 24.1% from the first six months of 2018 for similar reasons for the three months ended.

Trust fees increased $0.6 million or 10.2% compared to the second quarter of 2019 due to the acquisition of FFKT as well as market improvements and customer and revenue development initiatives. Total trust assets have increased $0.5 billion from $4.0 billion at June 30, 2018 to $4.5 billion at June 30, 2019.  At June 30, 2019, trust assets include managed assets of $3.6 billion and non-managed (custodial) assets of $0.9 billion.  Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco Trust and Investment Services, were $922.9 million as of June 30, 2019 and $934.9 million at June 30, 2018 and are included in managed assets.

Service charges on deposits increased $1.1 million or 20.4% for the second quarter of 2019 compared to the prior year period primarily because of the increased customer base from the FFKT acquisition. Deposits increased $1.0 billion to $8.7 billion as of June 30, 2019 as compared to $7.7 billion as of June 30, 2018. Included in service charges on deposits for the three months ended June 30, 2019 is a $0.6 million negative adjustment for dormancy fees that will be remitted to the State of Kentucky for accounts that should have been escheated in prior periods.

Electronic banking fees, which include debit card interchange fees, continued to grow, increasing $1.4 million or 24.9% compared to the second quarter of 2018 due to the higher customer base from the FFKT acquisition as well as an increased volume of debit card transactions from WesBanco’s legacy customers.  The volume increase in legacy customers is due to a higher percentage of customers using these products as well as marketing initiatives. Beginning on July 1, 2019, debit card interchange fees will decrease by less than $2 million in the third quarter of 2019 and between an estimated $2.5 - $3.0 million per quarter beginning in the fourth quarter of 2019 due to the impact of the Durbin amendment from the 2010 passage of the Dodd-Frank Act on banks with total assets of $10 billion or greater.

Bank-owned life insurance increased $0.2 million or 18.8% compared to second quarter of 2018 due to an increase in the total cash surrender value, attributable to the WesBanco legacy bank-owned life insurance policies as well as the acquired FFKT bank-owned life insurance policies.  For the six months ended June 30, 2019, bank-owned life insurance decreased by $1.2 million or 31.5% compared to the six months ended June 30, 2018 due to higher mortality proceeds in the prior period.

Mortgage banking income remained flat decreasing $0.1 million in both the second quarter of 2019 compared to the prior year period and the six months ended June 30, 2019 compared to the prior year period. For the first half of 2019, mortgage production was $257.4 million, which was an increase of 19.8% from the comparable 2018 period. For the six months ended June 30, 2019, $106.4 million mortgages were sold into the secondary market at a net margin of 2.8% as compared to $108.1 million at a net margin of 2.7% in the comparable 2018 period. Included in the mortgage banking income and the calculation of net margin noted above is a $0.8 million loss and a $0.6 million gain from the fair value adjustments on loans held for sale, loan commitments and related derivatives for the six months ended June 30, 2019 and 2018, respectively.

Payment processing fees are earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name FirstNet, which was acquired from FFKT. Payment processing fee income was $0.8 million for the quarter ended June 30, 2019. There was no prior period income.

Net securities gains increased $2.6 million compared to the second quarter of 2018, due to a gain of $2.6 million on the sale of WesBanco’s Visa Class B stock in the second quarter, which was held at a zero cost basis. WesBanco holds no additional shares of Visa Class B stock. For the six months ended June 30, 2019, net securities gains increased $3.2 million from the six months ended June 30, 2018.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Salaries and wages	$31,646	$26,872	$4,774	17.8	$62,585	$51,878	$10,707	20.6
Employee benefits	9,705	7,965	1,740	21.8	19,694	14,877	4,817	32.4
Net occupancy	5,385	4,103	1,282	31.2	10,951	8,759	2,192	25.0
Equipment	4,818	4,095	723	17.7	9,651	8,044	1,607	20.0
Marketing	1,254	1,405	(151)	(10.7)	2,497	2,521	(24)	(1.0)
FDIC insurance	1,155	868	287	33.1	2,508	1,526	982	64.4
Amortization of intangible assets	2,465	1,312	1,153	87.9	4,978	2,397	2,581	107.7
Restructuring and merger-related expenses	81	5,412	(5,331)	(98.5)	3,188	5,657	(2,469)	(43.6)
Franchise and other miscellaneous taxes	3,176	2,083	1,093	52.5	6,202	4,318	1,884	43.6
Consulting, regulatory, accounting and advisory fees	2,269	1,747	522	29.9	4,085	3,278	807	24.6
ATM and electronic banking interchange expenses	1,712	1,299	413	31.8	3,434	2,515	919	36.5
Postage and courier expenses	1,198	985	213	21.6	2,747	1,945	802	41.2
Legal fees	936	644	292	45.3	1,615	1,357	258	19.0
Communications	895	565	330	58.4	1,825	1,054	771	73.1
Supplies	1,106	778	328	42.2	2,246	1,465	781	53.3
Other real estate owned and foreclosure expenses	152	251	(99)	(39.4)	163	449	(286)	(63.7)
Other	3,999	3,159	840	26.6	8,016	6,074	1,942	32.0
Total non-interest expense	$71,952	$63,543	$8,409	13.2	$146,385	$118,114	$28,271	23.9

Non-interest expense in the second quarter of 2019 increased by $8.4 million or 13.2% compared to the same quarter in 2018, principally from the FFKT acquisition, which closed in the third quarter of 2018.  Excluding merger-related expenses, non-interest expense increased $13.7 million or 23.6%.  For the second quarter, salaries and wages increased $4.8 million, employee benefits increased $1.7 million, net occupancy increased $1.3 million, amortization of intangible assets increased $1.2 million and franchise and other miscellaneous taxes increased by $1.1 million, offset by a decrease of $5.3 million in merger-related expenses.  For the six months ended June 30, 2019, non-interest expense increased by $28.3 million or 23.9% from the first six months of 2018 for similar reasons for the three months ended.

Salaries and wages increased $4.8 million or 17.8% from the second quarter of 2018 due to increased compensation expense related to a 15.3% increase in full-time equivalent (“FTE”) employees from the FFKT acquisition and from annual merit increases in the second quarter of 2019. Employee benefits expense increased $1.7 million compared to the second quarter of 2018, primarily from a $0.8 million increase in health care costs and a $0.3 million increase in employer payroll taxes, which is primarily attributable to the increased headcount of 313 FTE employees since June 30, 2018.

Net occupancy costs increased $1.3 million or 31.2% compared to the second quarter of 2018, primarily due to increased building-related costs from the additional branches acquired in the FFKT acquisition including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs. Upon core conversion of FFKT in the first quarter of 2019, WesBanco closed or consolidated six branches in Kentucky to reduce overlapping locations, which allows the Company to operate more cost efficiently and provide better facilities.

Amortization of intangible assets increased $1.2 million or 87.9% compared to the second quarter of 2018.  The FFKT acquisition added approximately $37.4 million in core deposit intangibles and $2.6 million in trust customer relationship intangibles.

Merger-related expenses in the second quarter of 2019 totaled $0.1 million related to the FFKT acquisition that closed on August 20, 2018, and decreased $5.3 million from the $5.4 million in merger-related expenses that were recorded in the second quarter of 2018 for the FTSB and FFKT acquisitions.

Franchise and other miscellaneous taxes increased by $1.1 million or 52.5% from the same quarter of 2018 due to a $0.6 million increase in the Kentucky corporate franchise tax from the FFKT acquisition, which was headquartered in Kentucky.  Real and personal property taxes also increased by $0.3 million due to the addition of FFKT’s branches.

INCOME TAXES

The provision for income taxes increased $2.8 million or 37.7% in the second quarter of 2019 compared to the second quarter of 2018, primarily due to a $14.4 million or 35.6% increase in pre-tax income. The effective tax rate increased to 18.4% compared to 18.1% in the second quarter of 2018. For the six months ended June 30, 2019, the provision for income taxes increased $4.6 million or 32.2% as compared to the prior year period. The effective tax rate for the first half of 2019 was 18.2% compared to 17.7% in the prior year period.

FINANCIAL CONDITION

Total assets and shareholders’ equity increased 0.3% and 4.8%, respectively, while deposits decreased 1.5%, compared to December 31, 2018. Total securities decreased by $105.1 million or 3.3% from December 31, 2018 to June 30, 2019, primarily driven by the sale of lower yielding municipal securities and the repayment of mortgage-backed securities, which were partially offset by a $53.1 million increase in unrealized gains in the available-for-sale portfolio. Total portfolio loans increased $81.6 million or 1.1%. Deposits decreased $136.7 million from year-end resulting from a 6.2%, a 3.9%, and a 0.6% decrease in certificates of deposit, money market deposits, and demand deposits, respectively, which were partially offset by a 1.5% increase in savings deposits. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit, primarily for single-service customers, and customer preferences for other deposit types, coupled with a $9.9 million decrease in CDARS® balances. The decrease in demand deposits and money market deposits was primarily attributable to initial customer run-off from the FTSB and FFKT acquisitions. Total borrowings increased 2.6% during the first six months of 2019 as FHLB new borrowings exceeded maturities by $67.1 million and other short-term borrowings increased $5.6 million, which were partially offset by $33.5 million of junior subordinated debentures redeemed during the first six months of 2019. Total shareholders’ equity increased by approximately $95.3 million or 4.8%, compared to December 31, 2018, primarily due to net income exceeding dividends for the period by $51.3 million and a $42.0 million other comprehensive income gain.

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2019	2018	$ Change	% Change
Equity securities (at fair value)	$11,817	$11,737	$80	0.7
Available-for-sale debt securities (at fair value)
U.S. Treasury	29,781	19,878	9,903	49.8
U.S. Government sponsored entities and agencies	134,587	141,652	(7,065)	(5.0)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,563,042	1,561,255	1,787	0.1
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	178,656	168,972	9,684	5.7
Obligations of states and political subdivisions	183,178	185,114	(1,936)	(1.0)
Corporate debt securities	40,040	37,258	2,782	7.5
Total available-for-sale debt securities	$2,129,284	$2,114,129	$15,155	0.7
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$10,020	$10,823	$(803)	(7.4)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	136,929	148,300	(11,371)	(7.7)
Obligations of states and political subdivisions	720,399	828,520	(108,121)	(13.0)
Corporate debt securities	33,257	33,291	(34)	(0.1)
Total held-to-maturity debt securities	900,605	1,020,934	(120,329)	(11.8)
Total securities	$3,041,706	$3,146,800	$(105,094)	(3.3)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.76%	2.78%
As a % of total securities	70.4%	67.6%
Weighted average life (in years)	4.4	5.0
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.53%	3.47%
As a % of total securities	29.6%	32.4%
Weighted average life (in years)	3.7	4.6
Total securities:
Weighted average yield at the respective period end (2)	2.99%	3.00%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.1	4.2

(1) At June 30, 2019 and December 31, 2018, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

(2) Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased by $105.1 million or 3.3% from December 31, 2018 to June 30, 2019.  Through the first six months of 2019, the available-for-sale portfolio increased by $15.2 million or 0.7%, while the held-to-maturity portfolio decreased by $120.3 million or 11.8% due to $67.4 million of held-to-maturity callable municipal securities being transferred to available-for-sale, with the adoption of ASU 2017-12.  WesBanco elected to use the one-time transition election to transfer these securities as they were some of the lower yielding securities in the municipal portfolio, and subsequently sold $66.1 million of these securities at a $51 thousand net gain.  The weighted average yield of the portfolio decreased by one basis point from 3.00% at December 31, 2018 to 2.99% at June 30, 2019, primarily due to increased prepayment speeds on mortgage-backed securities as market rates declined in the second quarter. During the second quarter of 2019, WesBanco recorded a $2.6 million gain on the sale of its Visa class B stock, which was held at zero cost basis. WesBanco holds no additional shares of Visa class B stock.

Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2019 and December 31, 2018 were $19.4 million and ($21.5) million, respectively.  With approximately 30% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

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

WesBanco’s municipal portfolio comprises 29.7% of the overall securities portfolio as of June 30, 2019 compared to 32.2% as of December 31, 2018, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the municipal bond portfolio based on the combined S&P and Moody’s ratings of the individual bonds (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	June 30, 2019		December 31, 2018
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Moody's: Aaa / S&P: AAA	$98,021	10.6	$101,557	10.0
Moody's: Aa1 ; Aa2 ; Aa3 / S&P: AA+ ; AA ; AA-	592,215	64.2	654,787	64.3
Moody's: A1 ; A2 ; A3 / S&P: A+ ; A ; A-	212,664	23.0	237,847	23.4
Moody's: Baa1 ; Baa2 ; Baa3 / S&P: BBB+ ; BBB ; BBB- (2)	7,657	0.8	7,607	0.7
Not rated by either agency	12,370	1.4	16,595	1.6
Total municipal bond portfolio	$922,927	100.0	$1,018,393	100.0

(1) The lowest available rating was used when placing the bond into a category in the table.

(2) As of June 30, 2019 and December 31, 2018, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio at June 30, 2019 consists of $182.8 million taxable (primarily Build America Bonds) and $740.1 million of tax-exempt general obligation and revenue bonds.  The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	June 30, 2019		December 31, 2018
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$625,476	67.8	$690,463	67.8
Revenue	297,451	32.2	327,930	32.2
Total municipal bond portfolio	$922,927	100.0	$1,018,393	100.0
Municipal bond issuer:
State Issued	$83,841	9.1	$98,468	9.7
Local Issued	839,086	90.9	919,925	90.3
Total municipal bond portfolio	$922,927	100.0	$1,018,393	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States.  The following table presents the top five states of municipal bond concentration based on total fair value at June 30, 2019:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	June 30, 2019
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$179,483	19.4
Ohio	100,090	10.8
Texas	98,586	10.7
Kentucky	55,466	6.0
Illinois	42,990	4.7
All other states (1)	446,312	48.4
Total municipal bond portfolio	$922,927	100.0

(1) WesBanco’s municipal bond portfolio contains obligations in the State of West Virginia totaling $39.6 million or 4.3% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2019		December 31, 2018
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$483,046	6.2	$528,072	6.9
Improved property	3,394,587	43.8	$3,325,623	43.4
Total commercial real estate	3,877,633	50.0	3,853,695	50.3
Commercial and industrial	1,300,577	16.8	1,265,460	16.5
Residential real estate	1,633,613	21.1	1,611,607	21.0
Home equity	590,303	7.6	599,331	7.8
Consumer	335,728	4.3	326,188	4.3
Total portfolio loans	7,737,854	99.8	7,656,281	99.9
Loans held for sale	18,649	0.2	8,994	0.1
Total loans	$7,756,503	100.0	$7,665,275	100.0

(1) Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $91.2 million or 1.2% from December 31, 2018 while portfolio loans increased $945.0 million or 13.9% over the last twelve months.  Total loan growth over the last twelve months was primarily due to the acquisition of FFKT.  Total organic loans were down 1.1% year-over-year, resulting from lower home equity loan balances due to lower demand as a result of higher interest rates and tax changes, elevated levels of commercial real estate loans that moved to the secondary financing market, and continued deleveraging by commercial customers reflective of the current operational environment and higher cash levels from tax reform.

Total loan commitments of $2.5 billion, including loans approved but not closed, increased $42.5 million or 1.8% from December 31, 2018 due primarily to loans approved but not closed.  The line utilization percentage for the commercial portfolio was 46.9% at June 30, 2019 and 47.6% at December 31, 2018.

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

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2019	December 31, 2018
Non-accrual loans:
Commercial real estate - land and construction	$295	$—
Commercial real estate - improved property	11,726	8,413
Commercial and industrial	2,854	3,260
Residential real estate	12,813	13,831
Home equity	4,886	4,610
Consumer	324	586
Total non-accrual loans (1)	32,898	30,700
TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	743	880
Commercial and industrial	192	168
Residential real estate	4,005	4,185
Home equity	486	426
Consumer	61	85
Total TDRs accruing interest (1)	5,487	5,744
Total non-performing loans	$38,385	$36,444
Other real estate owned and repossessed assets	4,973	7,265
Total non-performing assets	$43,358	$43,709
Non-performing loans/total portfolio loans	0.50%	0.48%
Non-performing assets/total assets	0.35%	0.35%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.56%	0.57%

(1) TDRs on nonaccrual of $1.9 million and $2.9 million at June 30, 2019 and December 31, 2018, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, increased $1.9 million or 5.3%, from December 31, 2018, primarily due to WesBanco’s normal loan grade review process post-acquisition in conjunction with two downgraded relationships in our legacy portfolio, as reported in the first quarter.  TDRs decreased slightly by $0.3 million due to normal repayments being slightly higher than additions to the category.  (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $2.3 million from December 31, 2018 primarily due to continued efforts to liquidate properties and write-downs on FFKT acquired other real estate owned.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	June 30, 2019	December 31, 2018
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	587	175
Commercial and industrial	97	13
Residential real estate	1,173	2,820
Home equity	533	705
Consumer	244	364
Total loans past due 90 days or more	2,634	4,077
Loans past due 30 to 89 days:
Commercial real estate - land and construction	1,010	1,412
Commercial real estate - improved property	2,437	4,439
Commercial and industrial	1,064	878
Residential real estate	6,779	6,542
Home equity	2,016	3,344
Consumer	2,140	2,954
Total loans past due 30 to 89 days	15,446	19,569
Total 30 days or more	$18,080	$23,646
Loans past due 90 days or more and accruing to total portfolio loans	0.03%	0.05%
Loans past due 30-89 days and accruing to total portfolio loans	0.20%	0.26%

Loans past due 30 days or more and accruing interest excluding non-accruals and TDRs decreased $5.6 million or 23.5% from December 31, 2018.  These loans continue to accrue interest because they are both well-secured and in the process of collection.  The decrease in the 30 to 89 days past due status was primarily due to a $2.0 million decrease in the commercial real estate – improved property category and represented 0.03% of total loans at June 30, 2019 and 0.06% at December 31, 2018.  Loans past due 90 days or more decreased $1.4 million compared to December 31, 2018 and represented 0.03% of total loans at June 30, 2019 compared to 0.05% at December 31, 2018.  The continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses of $50.9 million represented 0.66% of total portfolio loans at June 30, 2019 compared to 0.64% as of December 31, 2018 and 0.70% as of June 30, 2018.  Included in the ratio are acquired FFKT loans (recorded at fair value at the date of acquisition of $1.0 billion) and the related allowance on FFKT acquired loans of $8 thousand at June 30, 2019 recorded since acquisition.

The allowance for loans individually-evaluated increased $1.5 million from December 31, 2018 to June 30, 2019.  The allowance for loans collectively-evaluated increased from December 31, 2018 to June 30, 2019 by $0.4 million.

The allowance for loan commitments was $1.8 million at June 30, 2019 as compared to $0.7 million at December 31, 2018, and is included in other liabilities on the Consolidated Balance Sheets. The increase in the allowance for loan commitments is due to one unfunded commitment with a credit relationship that was downgraded to classified status in the first quarter.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio.  The allowance for all segments is impacted by changes in loan balances, as well as changes in historical loss rates adjusted for qualitative factors such as economic conditions.  The CRE and C&I segments of the portfolio are also impacted by changes in the risk grading distribution of the portfolio as well as the migration of CRE loans from land and construction to improved property upon the completion of construction.

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans.  The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system.  Criticized and classified loans were 1.48% of total loans, increasing from 1.08% at December 31, 2018. Criticized and classified loans increased $31.3 million from December 31, 2018 to $114.2 million at June 30, 2019 primarily due to the post-acquisition loan grade review process and two larger downgraded relationships in the legacy loan portfolio in the first quarter.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.  The overall allowance for loans was relatively unchanged.  The allowance for commercial and industrial loan commitments increased due to the downgrade of a commercial and industrial loan with a remaining undrawn commitment balance.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	June 30, 2019	Percent of Total	December 31, 2018	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$3,701	7.0	$4,039	8.1
Commercial real estate - improved property	22,367	42.5	20,848	42.0
Commercial and industrial	12,887	24.5	12,114	24.4
Residential real estate	3,455	6.6	3,822	7.7
Home equity	4,321	8.2	4,356	8.8
Consumer	2,682	5.1	2,797	5.6
Deposit account overdrafts	1,446	2.7	972	1.8
Total allowance for loan losses	$50,859	96.6	$48,948	98.4
Allowance for loan commitments:
Commercial real estate - land and construction	$187	0.4	$169	0.4
Commercial real estate - improved property	24	0.0	33	0.1
Commercial and industrial	1,257	2.4	262	0.5
Residential real estate	13	0.0	12	0.0
Home equity	249	0.5	226	0.5
Consumer	36	0.1	39	0.1
Total allowance for loan commitments	1,766	3.4	741	1.6
Total allowance for credit losses	$52,625	100.0	$49,689	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio.  However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category.  Management believes the allowance for credit losses is appropriate to absorb probable losses at June 30, 2019.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Deposits
Non-interest bearing demand	$2,481,065	$2,441,041	$40,024	1.6
Interest bearing demand	2,079,795	2,146,508	(66,713)	(3.1)
Money market	1,098,917	1,142,925	(44,008)	(3.9)
Savings deposits	1,670,035	1,645,549	24,486	1.5
Certificates of deposit	1,365,116	1,455,610	(90,494)	(6.2)
Total deposits	$8,694,928	$8,831,633	$(136,705)	(1.5)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 199 financial centers.  The FDIC insures deposits up to $250,000 per account.

Total deposits decreased by $136.7 million or 1.5% during the first six months of 2019.  Money market deposits and interest bearing demand deposits decreased 3.9% and 3.1%, respectively, which were partially offset by non-interest bearing demand and savings deposits increasing by 1.6% and 1.5%, respectively. The growth in non-interest bearing demand deposits and savings deposits is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through WesBanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $57.3 million at June 30, 2019 compared to $61.4 million at December 31, 2018.

Certificates of deposit decreased $90.5 million due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to WesBanco.  The decline was also impacted by customer run-off from the FTSB and FFKT acquisitions. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $39.5 million in outstanding balances at June 30, 2019, of which $16.9 million represented one-way buys, compared to $49.4 million in total outstanding balances at December 31, 2018, of which $22.0 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $305.5 million at June 30, 2019 compared to $323.2 million at December 31, 2018.  Certificates of deposit of $100,000 or more were approximately $640.3 million at June 30, 2019 compared to $684.6 million at December 31, 2018.  Certificates of deposit totaling approximately $815.7 million at June 30, 2019 with a cost of 1.23% are scheduled to mature within the next 12 months.  WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits.  From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2019	December 31, 2018	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,121,283	$1,054,174	$67,109	6.4
Other short-term borrowings	296,148	290,522	5,626	1.9
Subordinated debt and junior subordinated debt	156,534	189,842	(33,308)	(17.5)
Total	$1,573,965	$1,534,538	$39,427	2.6

While borrowings are a significant source of funding for WesBanco, they are less significant as compared to total deposits. During the first six months of 2019, FHLB borrowings increased $67.1 million, as $285.0 million in new advances offset $217.9 million maturities, other principal paydowns and purchase accounting amortization. WesBanco extended the maturities of approximately $285.0 million of maturing FHLB borrowings in the first six months with a prior cost of approximately 1.96%, at current short-term FHLB rates approximating 2.05% - 2.32%.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $296.1 million at June 30, 2019 compared to $290.5 million at December 31, 2018.  The increase is primarily due to a $0.3 million increase in callable repurchase agreements, coupled with a $5.3 million increase in overnight sweep checking accounts. At June 30, 2019, there were no outstanding federal funds purchased.

Subordinated debt and junior subordinated debt were $156.5 million at June 30, 2019 compared to $189.8 million at December 31, 2018. The decrease is primarily a result of the redemption of $33.5 million in junior subordinated debt during the first six months of 2019, which were assumed in the FFKT acquisition.

WesBanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution.  This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $25.0 million. There were no outstanding balances at either June 30, 2019 or December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

WesBanco enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit, loans approved but not closed, overdraft limits and contingent obligations to purchase loans funded by other entities. Since many of these commitments expire unused or partially used, these commitments may not reflect future cash requirements.  Please refer to Note 12, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

CAPITAL RESOURCES

Shareholders' equity increased $95.3 million or 4.8% from $2.0 billion at December 31, 2018.  The increase resulted primarily from net income during the current six-month period of $85.2 million and a $42.0 million other comprehensive income gain, which was partially offset by the declaration of common shareholder dividends totaling $33.8 million for the six months ended June 30, 2019.  WesBanco also increased its quarterly dividend rate to $0.31 per share in February, representing a 6.9% increase over the prior quarterly rate and a cumulative 121% increase since 2010.

WesBanco purchased 15,755 shares during the six-month period ended June 30, 2019 under the current share repurchase plans. The shares were repurchased from employees for the payment of withholding taxes to facilitate stock compensation transactions. At June 30, 2019, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,076,780 shares.

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

On May 15, 2019, WesBanco granted 129,850 stock options to selected officers at an exercise price of $38.93. These options are service-based and vest 50% at December 31, 2019 and 50% at December 31, 2020. On the same date, WesBanco also issued 105,545 shares of time-based restricted stock to selected officers and 16,056 shares of performance-based restricted stock to selected officers. The time-based restricted shares are service-based and cliff-vest 36 months from the date of grant. The performance-based restricted shares have a three-year performance period, beginning January 1, 2020, based on WesBanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of peer financial institutions with total assets between approximately $11 billion and $25 billion. Earned performance-based restricted shares are also subject to additional service-based vesting with 50% vesting on May 15, 2023 after the completion of the three-year performance period and the final 50% vesting on May 15, 2024.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2019, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of June 30, 2019, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $137.4 million from the Bank.  WesBanco expects to continue to improve its consolidated and Bank capital ratios as necessary over time, to fund organic growth and acquisitions, primarily from retaining a majority of its earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			June 30, 2019			December 31, 2018
	Minimum	Well			Minimum			Minimum
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount (1)	Amount	Ratio	Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,284,065	11.09%	$463,324	$1,258,605	10.74%	$468,824
Common equity Tier 1	4.50%	6.50%	1,154,065	13.83%	375,533	1,096,105	13.14%	375,254
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,284,065	15.39%	500,711	1,258,605	15.09%	500,338
Total capital to risk-weighted assets	8.00%	10.00%	1,361,925	16.32%	667,615	1,333,503	15.99%	667,118
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,152,551	9.96%	$462,642	$1,108,600	9.48%	$467,939
Common equity Tier 1	4.50%	6.50%	1,152,551	13.73%	377,799	1,108,600	13.30%	375,117
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,152,551	13.73%	503,732	1,108,600	13.30%	500,156
Total capital to risk-weighted assets	8.00%	10.00%	1,230,411	14.66%	671,643	1,183,498	14.20%	666,874

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands.  The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 61.5% at June 30, 2019 and deposit balances funded 69.6% of assets.

The following table lists the sources of liquidity from assets at June 30, 2019 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$194,355
Securities with a maturity date within the next year and callable securities	331,709
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	287,816
Loans held for sale	18,649
Accruing loans scheduled to mature	1,029,536
Normal loan repayments	2,004,119
Total sources of liquidity expected within the next year	$3,866,184

(1) Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $8.7 billion at June 30, 2019. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $815.7 million at June 30, 2019, which includes jumbo regular certificates of deposit totaling $381.7 million with a weighted-average cost of 1.73%, and jumbo CDARS® deposits of $24.3 million with a weighted-average cost of 1.63%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $2.3 billion at June 30, 2019 and December 31, 2018.  The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation.  WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At June 30, 2019, the Bank had unpledged available-for-sale securities with an amortized cost of $398.2 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings.  Available liquidity through the sale of investment securities is currently limited, as only approximately 19.4% of the available-for-sale portfolio is unpledged, due to the pledging agreements that WesBanco has with their public deposit customers.  Public deposit balances have increased significantly through the ESB, YCB, FTSB and FFKT acquisitions.  WesBanco’s held-to-maturity portfolio currently contains $603.9 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio.  If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would no longer be available to WesBanco for some time.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At June 30, 2019, WesBanco had a BIC line of credit totaling $185.0 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at June 30, 2019, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $296.1 million at June 30, 2019 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers.  There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during the first six months of 2019.  The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $106.6 million in cash and investments on hand, and a $25.0 million revolving line of credit with another bank, which did not have an outstanding balance at June 30, 2019.  WesBanco is in compliance with all loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2019, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $137.4 million from the Bank.  Management believes these are appropriate levels of cash for the parent company given the current environment.  Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $2.5 billion at June 30, 2019 and December 31, 2018. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 12, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

WesBanco’s ALCO is a Board-level committee with both Board and executive management representation. It is responsible for monitoring and managing interest rate risk within Board-approved policy limits, utilizing earnings sensitivity simulation and shareholders’ equity economic value-at-risk models. These models are highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The key assumptions and strategies employed are analyzed, reviewed and documented at least quarterly by the ALCO.

The earnings sensitivity simulation model projects changes in net interest income resulting from the effect of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, call dates, changes to deposit product betas and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on historical experience, current market rates and economic forecasts and are internally back-tested and periodically reviewed by a third-party consultant. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results.  In addition, this analysis does not consider actions that management might employ in response to changes in interest rates, as well as changes in earning asset and costing liability balances.

Management is aware of the significant effect that inflation or deflation has upon interest rates and ultimately upon financial performance.  WesBanco’s ability to cope with inflation or deflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of non-interest income and expense during periods of increasing or decreasing inflation or deflation.  WesBanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation or deflation on net interest income.  Management also controls the effects of inflation or deflation by conducting periodic reviews of the prices, costs and terms of its various products and services, as well as competitive factors by approving new products and services or adjusting the availability of existing products and services.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 -  400 basis points across the entire yield curve, compared to a stable rate environment or base model.  WesBanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10% - 20% or less of net interest income from the stable rate base model over a twelve-month period.  The table below shows WesBanco’s interest rate sensitivity at June 30, 2019 and December 31, 2018, assuming the above-noted interest rate increases as compared to a base model.  In the current interest rate environment, particularly for short-term rates, the 300 - 400 basis point decreasing changes for both years are not shown due to the unrealistic nature of results associated with short-term negative rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2019	December 31, 2018	Guidelines
+400	11.5%	7.6%	(20.0%)
+300	8.9%	6.4%	(15.0%)
+200	6.1%	3.9%	(12.5%)
+100	3.2%	2.1%	(10.0%)
-100	(2.5%)	(2.1%)	(10.0%)
-200	(8.2%)	(5.8%)	(12.5%)

As per the table above, the earnings sensitivity simulation model at June 30, 2019 currently projects that net interest income for the next twelve-month period would decrease by 2.5% - 8.2% if interest rates were to fall immediately by 100 - 200 basis points, compared to a decrease of 2.1% - 5.8% as of December 31, 2018. For rising rate scenarios, net interest income would increase by between 3.2% - 11.5% if rates were to increase by between 100 - 400 basis points as of June 30, 2019, compared to increases of between 2.1% - 7.6% as of December 31, 2018. The higher asset sensitivity is due to the impact of the lower rate and yield curve environment on base case net interest income and the related calculation of parallel rate shock changes in rising and falling rate scenarios.

In addition to the aforementioned parallel rate shock earnings sensitivity simulation model, ALCO also reviews a “dynamic” forecast scenario to project net interest income over a rolling two-year time period.  This forecast is updated at least quarterly, incorporating revisions and updated assumptions into the model for estimated loan and deposit growth, expected balance sheet re-mixing strategies, changes in forecasted rates for various maturities, competitive market spreads for various products and other assumptions. Such modeling assists in predicting changes in forecasted outcomes and potential adjustments to the plan to assist in achieving earnings goals.

The balance sheet shows somewhat higher asset sensitivity as of June 30, 2019, as compared to December 31, 2018, with differences resulting from changes in the mix of, and growth in, various earning assets and costing liabilities, as well as adjustments for various modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds. Generally, deposit betas utilized in the parallel rate shock and “dynamic” models are estimated at a higher percentage for potential rate increase scenarios than has been the Bank’s experience to date through nine federal funds rate increases over the past three and a half years for competitive factors in our market areas and as public funds and institutional contract terms are renewed. The total deposit beta for interest-bearing transaction accounts, other than certificates of deposit, was 34% or 17 basis points for the trailing twelve months. Deposit decay rates and loan prepayment speeds are adjusted periodically for loans and non-maturity deposit products. Asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, mortgage-related extension risk and other factors.  Commercial loans with floors currently average 4.26% on approximately $1.5 billion or 28% of total commercial loans at June 30, 2019, as compared to $1.5 billion averaging 4.27% or 29% of commercial loans at December 31, 2018. Approximately 36% or $517.5 million of these loans are currently priced at their floor, as compared to 38% or $570.5 million at December 31, 2018. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate, or for reasons related to next repricing dates.

WesBanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios.  Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates.  The following table presents these results and WesBanco’s policy limits as of June 30, 2019 and December 31, 2018, with the change since year-end related to significant changes in interest rates and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	June 30, 2019	December 31, 2018	Guidelines
+400	(4.9%)	(17.2%)	(40.0%)
+300	(3.2%)	(12.6%)	(30.0%)
+200	(1.5%)	(10.8%)	(20.0%)
+100	0.3%	(4.8%)	(10.0%)
-100	(1.9%)	2.7%	(10.0%)
-200	(6.8%)	2.3%	(20.0%)

The net interest margin increased 27 basis points for the first six months of 2019 to 3.68% as compared to the same period last year and 24 basis points for the second quarter to 3.67% compared to last year, while it was one basis point below the first quarter’s net interest margin of 3.68%. The increase from last year’s first half and second quarter was primarily due to increased short-term rates, higher non-interest bearing deposits, lower than projected deposit betas and the contribution from FFKT’s higher margin assets post-acquisition, plus higher purchase accounting from both 2018 acquisitions. The core net interest margin, net of purchase accounting-related accretion, was 3.49% for both the three and six month periods as compared to 3.31% last year. It was also consistent with the first quarter’s 3.49%. Currently, the federal funds market is anticipating that the Federal Reserve Board may decrease short-term rates by 25 basis points at least two times prior to year-end, which if such interest rate scenario occurs, would result in lower net interest income and margin, as the Company remains asset sensitive, suggesting that earning assets repricing downward may occur at a faster pace than reductions in deposit or borrowing rates. The current flat-to-inverted yield curve environment has reduced our base case assumption about net interest income and margin for the balance of the year as compared to expectations at year-end, which anticipated a continuing rising rate environment and a higher core margin. It is currently expected that the core net interest margin will slightly decline by a few basis points over the remainder of the year, excluding purchase accounting.  On a total basis including purchase accounting accretion, the margin may decline slightly more as such accretion diminishes over the back half of the year by an additional one to two basis points per quarter from its current mid-teens basis points level. Management’s modeling currently includes two 25 basis point decreases in the federal funds rate over the remainder of the year, which is relatively consistent with consensus economist expectations. The shape of the yield curve, changes to deposit betas or rates beyond current modeling assumptions as well as an inability to lower deposit rates in a declining rate scenario, or adjustments to the mix of earning assets and costing liabilities, may have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Certificates of deposit totaling approximately $815.7 million mature within the next year at an average cost of 1.23%; replacement borrowings are currently more expensive than the average runoff rate of these certificates of deposit.  Also, maturing borrowings’ replacement rates are generally higher than the cost of the maturing borrowings’ average rate, and management may elect to lengthen the maturing borrowings’ terms at a higher cost for liquidity and asset/liability management purposes. Transaction account growth helps to control such factors and limit overall deposit costs.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland and various correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, offset mismatches in various asset maturities and manage liquidity.  CDARS® and ICS® deposits also may be utilized for similar purposes for certain customers seeking higher-yielding instruments or maintaining deposit levels below FDIC insurance limits. Significant balance sheet strategies to assist in managing the net interest margin in the current interest rate environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable features;
•	selling a percentage of longer-term residential mortgage loan production into the secondary market;
•	growing demand deposit account types to increase the relative portion of these account types to total deposits;
•	employing back-to-back loan swaps for certain commercial loan customers desiring a term fixed rate loan equivalent with the Bank receiving a variable rate;
•	adjusting FHLB short-term maturing borrowings to balance asset/liability mismatches;
•	using the CDARS® and ICS® deposit programs to manage funding needs and overall liability mix, and
•	adjusting the size, mix or duration of the investment portfolio as part of liquidity and balance sheet management strategies.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2019, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015.  Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2019				1,092,535

April 1, 2019 to April 30, 2019
Open market repurchases	—	—	—	1,092,535
Other transactions (1)	20,455	$41.08	N/A	N/A

May 1, 2019 to May 31, 2019
Open market repurchases	—	—	—	1,092,535
Other transactions (1)	1,559	$39.15	N/A	N/A

June 1, 2019 to June 30, 2019
Open market repurchases	—	—	—	1,092,535
Other repurchases (2)	15,755	$37.42	15,755	1,076,780
Other transactions (1)	4,336	36.82	N/A	N/A
Second Quarter 2019
Open market repurchases	—	—	—	1,092,535
Other repurchases (2)	15,755	$37.42	15,755	1,076,780
Other transactions (1)	26,350	40.27	N/A	N/A
Total	42,105	$39.20	15,755	1,076,780
(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.
(2)	Consists of shares purchased from employees for the payment of withholding taxes to facilitate a vested restricted stock compensation transaction.

N/A – Not applicable

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated as of July 23, 2019, by and between WesBanco, Inc., WesBanco Bank, Inc., Old Line Bancshares, Inc. and Old Line Bank, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the registrant with the Securities and Exchange Commission on July 23, 2019).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WesBanco’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 31, 2019	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2019	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)