Form 10-Q
period 2019-09-30
WESBANCO INC
filed 2019-10-31
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 23, 2019, there were 54,691,225 shares of WesBanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(unaudited, in thousands, except shares)	2019	2018
ASSETS
Cash and due from banks, including interest bearing amounts of $34,727 and $44,536, respectively	$244,333	$169,186
Securities:
Equity securities, at fair value	11,644	11,737
Available-for-sale debt securities, at fair value	2,209,199	2,114,129
Held-to-maturity debt securities (fair values of $877,809 and $1,020,743, respectively)	852,824	1,020,934
Total securities	3,073,667	3,146,800
Loans held for sale	20,715	8,994
Portfolio loans, net of unearned income	7,756,752	7,656,281
Allowance for loan losses	(54,317)	(48,948)
Net portfolio loans	7,702,435	7,607,333
Premises and equipment, net	178,344	166,925
Accrued interest receivable	37,156	38,853
Goodwill and other intangible assets, net	914,705	918,850
Bank-owned life insurance	229,349	225,317
Other assets	193,183	176,374
Total Assets	$12,593,887	$12,458,632
LIABILITIES
Deposits:
Non-interest bearing demand	$2,476,392	$2,441,041
Interest bearing demand	2,128,581	2,146,508
Money market	1,085,732	1,142,925
Savings deposits	1,698,125	1,645,549
Certificates of deposit	1,275,533	1,455,610
Total deposits	8,664,363	8,831,633
Federal Home Loan Bank borrowings	1,161,092	1,054,174
Other short-term borrowings	325,247	290,522
Subordinated debt and junior subordinated debt	156,632	189,842
Total borrowings	1,642,971	1,534,538
Accrued interest payable	5,273	4,627
Other liabilities	180,011	109,007
Total Liabilities	10,492,618	10,479,805
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2019 and 2018, respectively; 54,698,250 and 54,604,294 shares issued, respectively; 54,691,225 and 54,598,134 shares outstanding, respectively	113,954	113,758
Capital surplus	1,169,595	1,166,701
Retained earnings	809,332	737,581
Treasury stock (7,025 and 6,160 shares - at cost, respectively)	(252)	(274)
Accumulated other comprehensive income (loss)	9,922	(37,871)
Deferred benefits for directors	(1,282)	(1,068)
Total Shareholders' Equity	2,101,269	1,978,827
Total Liabilities and Shareholders' Equity	$12,593,887	$12,458,632

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$95,369	$86,605	$287,287	$234,276
Interest and dividends on securities:
Taxable	15,887	14,964	49,061	40,702
Tax-exempt	4,759	5,326	15,443	15,216
Total interest and dividends on securities	20,646	20,290	64,504	55,918
Other interest income	1,333	1,498	4,153	3,402
Total interest and dividend income	117,348	108,393	355,944	293,596
INTEREST EXPENSE
Interest bearing demand deposits	4,489	3,501	12,749	9,174
Money market deposits	1,973	1,360	5,881	3,332
Savings deposits	861	352	2,061	768
Certificates of deposit	3,830	3,276	11,831	8,789
Total interest expense on deposits	11,153	8,489	32,522	22,063
Federal Home Loan Bank borrowings	6,645	6,691	19,269	17,142
Other short-term borrowings	1,353	965	4,392	2,497
Subordinated debt and junior subordinated debt	2,077	2,315	6,820	6,425
Total interest expense	21,228	18,460	63,003	48,127
NET INTEREST INCOME	96,120	89,933	292,941	245,469
Provision for credit losses	4,121	1,035	9,375	4,911
Net interest income after provision for credit losses	91,999	88,898	283,566	240,558
NON-INTEREST INCOME
Trust fees	6,425	6,265	19,880	18,520
Service charges on deposits	7,056	6,313	19,803	16,282
Electronic banking fees	5,253	6,139	18,299	16,697
Net securities brokerage revenue	1,765	1,836	5,597	5,315
Bank-owned life insurance	1,373	1,232	4,032	5,116
Mortgage banking income	2,588	1,521	5,262	4,297
Net securities gains	235	84	3,800	403
Net gain on other real estate owned and other assets	158	150	670	641
Other income	2,097	2,684	8,535	6,444
Total non-interest income	26,950	26,224	85,878	73,715
NON-INTEREST EXPENSE
Salaries and wages	32,915	30,335	95,501	82,213
Employee benefits	9,726	7,905	29,419	22,782
Net occupancy	5,392	4,957	16,343	13,715
Equipment	5,273	4,488	14,924	12,532
Marketing	1,505	1,446	4,002	3,967
FDIC insurance	(1,221)	789	1,287	2,315
Amortization of intangible assets	2,446	1,821	7,424	4,218
Restructuring and merger-related expense	1,688	10,811	4,876	16,468
Other operating expenses	15,544	13,568	45,876	36,024
Total non-interest expense	73,268	76,120	219,652	194,234
Income before provision for income taxes	45,681	39,002	149,792	120,039
Provision for income taxes	8,334	6,516	27,295	20,855
NET INCOME	$37,347	$32,486	$122,497	$99,184
EARNINGS PER COMMON SHARE
Basic	$0.68	$0.65	$2.24	$2.11
Diluted	$0.68	$0.64	$2.24	$2.11
AVERAGE COMMON SHARES OUTSTANDING
Basic	54,695,578	50,277,847	54,641,057	46,965,095
Diluted	54,751,344	50,432,112	54,705,761	47,107,829
DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.29	$0.93	$0.87

COMPREHENSIVE INCOME	$43,156	$25,965	$170,290	$71,869

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended September 30, 2019 and 2018
						Accumulated
	Common Stock					Other	Deferred
(unaudited, in thousands, except	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
June 30, 2019	54,697,199	$113,952	$1,168,212	$788,900	$(2)	$4,113	$(1,059)	$2,074,116
Net income	—	—	—	37,347	—	—	—	37,347
Other comprehensive income	—	—	—	—	—	5,809	—	5,809
Comprehensive income	—	—	—	—	—	—	—	43,156
Common dividends declared ($0.31 per share)	—	—	—	(16,915)	—	—	—	(16,915)
Treasury shares acquired	(6,974)	—	42	—	(250)	—	—	(208)
Restricted stock granted	1,000	2	(2)	—	—	—	—	—
Stock compensation expense	—	—	1,333	—	—	—	—	1,333
Deferred benefits for directors- net	—	—	10	—	—	—	(223)	(213)
September 30, 2019	54,691,225	$113,954	$1,169,595	$809,332	$(252)	$9,922	$(1,282)	$2,101,269

June 30, 2018	46,643,250	$97,197	$789,038	$692,820	$(555)	$(53,352)	$(1,042)	$1,524,106
Net income	—	—	—	32,486	—	—	—	32,486
Other comprehensive loss	—	—	—	—	—	(6,521)	—	(6,521)
Comprehensive income	—	—	—	—	—	—	—	25,965
Common dividends declared ($0.29 per share)	—	—	—	(15,829)	—	—	—	(15,829)
Shares issued for FFKT acquisition	7,920,387	16,487	374,465	—	315	—	—	391,267
Treasury shares acquired	(330)	—	—	—	(15)	—	—	(15)
Stock options exercised	21,975	35	431	—	240	—	—	706
Restricted stock granted	18,685	39	(39)	—	—	—	—	—
Stock compensation expense	—	—	1,094	—	—	—	—	1,094
Deferred benefits for directors- net	—	—	17	—	—	—	(42)	(25)
September 30, 2018	54,603,967	$113,758	$1,165,006	$709,477	$(15)	$(59,873)	$(1,084)	$1,927,269

	For the Nine Months Ended September 30, 2019 and 2018
December 31, 2018	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827
Net income	—	—	—	122,497	—	—	—	122,497
Other comprehensive income	—	—	—	—	—	47,793	—	47,793
Comprehensive income	—	—	—	—	—	—	—	170,290
Common dividends declared ($0.93 per share)	—	—	—	(50,746)	—	—	—	(50,746)
Treasury shares acquired	(26,358)	—	170	—	(967)	—	—	(797)
Stock options exercised	6,000	8	12	—	101	—	—	121
Restricted stock granted	113,449	188	(1,076)	—	888	—	—	—
Stock compensation expense	—	—	3,772	—	—	—	—	3,772
Deferred benefits for directors- net	—	—	16	—	—	—	(214)	(198)
September 30, 2019	54,691,225	$113,954	$1,169,595	$809,332	$(252)	$9,922	$(1,282)	$2,101,269

December 31, 2017	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321
Net income	—	—	—	99,184	—	—	—	99,184
Other comprehensive loss	—	—	—	—	—	(27,315)	—	(27,315)
Comprehensive income	—	—	—	—	—	—	—	71,869
Common dividends declared ($0.87 per share)	—	—	—	(42,127)	—	—	—	(42,127)
Adoption of accounting standard ASU 2016-01	—	—	—	1,063	—	(1,063)	—	—
Shares issued for FTSB acquisition	2,498,761	5,206	102,141	—	—	—	—	107,347
Shares issued for FFKT acquisition	7,920,387	16,487	374,464		316			391,267
Treasury shares acquired	(15,489)	—	34	—	(730)	—	—	(696)
Stock options exercised	58,763	104	1,346	—	399	—	—	1,849
Restricted stock granted	98,301	205	(205)	—	—	—	—	—
Stock compensation expense	—	—	2,933	—	—	—	—	2,933
Deferred benefits for directors- net	—	—	(437)	—	—	—	(57)	(494)
September 30, 2018	54,603,967	$113,758	$1,165,006	$709,477	$(15)	$(59,873)	$(1,084)	$1,927,269

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$148,095	$122,291
INVESTING ACTIVITIES
Net (increase) decrease in loans held for investment	(84,688)	52,411
Available-for-sale debt securities:
Proceeds from sales	125,239	82,134
Proceeds from maturities, prepayments and calls	287,515	188,020
Purchases of securities	(384,890)	(688,020)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	112,182	51,973
Purchases of securities	(15,005)	(66,058)
Equity securities:
Proceeds from sales	3,567	1,511
Proceeds from bank-owned life insurance	—	4,772
Purchases of premises and equipment – net	(8,342)	(2,400)
Net cash received from acquisitions	—	278,654
Sale of portfolio loans- net	—	12,996
Net cash provided by (used in) investing activities	35,578	(84,007)
FINANCING ACTIVITIES
Decrease in deposits	(165,800)	(20,443)
Proceeds from Federal Home Loan Bank borrowings	470,000	575,000
Repayment of Federal Home Loan Bank borrowings	(363,313)	(447,381)
Increase in other short-term borrowings	5,725	90,043
Principal repayments of finance lease obligations	(300)	(278)
Increase (decrease) in federal funds purchased	29,000	(25,000)
Repayment of junior subordinated debt	(33,506)	(17,519)
Dividends paid to common shareholders	(49,656)	(37,751)
Issuance of common stock	71	1,578
Treasury shares sold - net	(747)	(425)
Net cash (used in) provided by financing activities	(108,526)	117,824
Net increase in cash and cash equivalents	75,147	156,108
Cash and cash equivalents at beginning of the period	169,186	117,572
Cash and cash equivalents at end of the period	$244,333	$273,680
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$63,300	$46,524
Income taxes paid	27,015	13,050
Transfers of loans to other real estate owned	684	393
Transfers of loans to held for sale	—	12,996
Non-cash transactions related to FTSB acquisition	—	107,347
Non-cash transactions related to FFKT acquisition	—	391,267
Transfer of held-to-maturity debt securities to available-for-sale debt securities	67,393	—
Right of use assets obtained in exchange for lease obligations	19,827	—

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

ASU 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20)

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU modifies Accounting Standards Codification (“ASC”) 715-20 to improve disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  WesBanco is currently assessing the impact of ASU 2018-14 on WesBanco’s Consolidated Financial Statements.

ASU 2018-13 Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

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

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which will require entities to use a new forward-looking “expected loss” model also referred to as the current expected credit loss model (“CECL”) on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses.  For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similarly to current procedures, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments” and in May 2019 the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for WesBanco will be effective for the fiscal year beginning January 1, 2020.  Early adoption is permitted for fiscal years beginning after December 15, 2018. In December 2018, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ adoption of the CECL methodolgy. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. WesBanco is continuing to analyze the impact of the adoption of this standard on the company’s regulatory capital to determine the best course of action regarding immediate or delayed recognition of the day-one adoption adjustment upon regulatory capital.

Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans will be reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, WesBanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified in a troubled debt restructuring (“TDR”). Upon adoption of this standard, acquired loans from prior acquisitions that meet the guidelines under ASC 310-30 (formerly known as “purchased credit impaired”) will be reclassified as PCD loans. The accretable portion of the loan mark as of adoption date will continue to accrete into interest income. However, the non-accretable portion of the loan mark will be added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit impaired”) from prior acquisitions will continue to accrete through interest income over the life of such loans.

WesBanco formed a cross-functional team in 2016 to oversee the implementation of CECL. The team was responsible for completing an initial data gap assessment, determining if additional data was needed or current data could be improved upon, finalizing the loan segmentation procedures, analyzing the methodology options regarding the calculation of expected credit losses and concluding why the selected methodology is reasonable and in-line with accounting guidance. WesBanco has completed a parallel run for the third quarter of 2019 to ensure the various forecasting and modeling assumptions are reasonable and supportable, including certain qualitative factors that have been developed to estimate the initial current expected credit loss allowance. WesBanco will continue to perform parallel runs throughout the remainder of 2019 prior to adoption of the ASU. Based on preliminary analysis performed during 2019, using forecasts and macroeconomic conditions and exposures during that time and with qualitative factors and model validation still in process, the overall Day 1 range of potential outcomes is estimated to result in an increase of up to 30% in the CECL allowance for credit losses for the loan portfolio.  This estimation is derived from the selected assumption of a one-year reasonable and supportable forecast. After the forecast period, WesBanco reverts back over a three year period to historical loss rates adjusting for prepayments and curtailments, to estimate losses over the remaining life of loans. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of unemployment and interest rate spreads and prepayment speeds.  The ultimate impact will depend on the composition of the loan portfolio, credit quality of the loan portfolio and the macroeconomic conditions and forecasts utilized in the calculation of the allowance of credit losses for loans. WesBanco has engaged a third-party to validate the data inputs and the models utilized in the CECL calculation. The final results of the model validation, as well as further refinement of judgmental factors are still in process and could materially impact the estimated range of potential outcomes noted above.  The Company has prepared documentation of the accounting policy decisions, changes to the business processes and procedures, and the control environment under the adoption of this standard, and has drafted the format of the initial, upon adoption footnote disclosure, to be included in the Form 10-Q for the first quarterly period after adoption, or as of March 31, 2020. Upon adoption, the Company estimates the impact on the Tier 1 risk-based capital ratio would be up to a 15 basis point reduction, based on the assumptions noted above, without a phase-in assumed of the regulatory capital impact over three years.

None of the above noted evaluation assumptions and initial estimates include the acquired loans from Old Line Bancshares, Inc. (“Old Line”) or any related allowance impact. If the acquisition of Old Line closes before year-end, the acquired loan portfolio will be accounted for under existing acquired loan portfolio and allowance rules; however, if the acquisition closes after December 31, 2019, the new CECL rules will apply as noted above for PCD and non-PCD loans.

WesBanco will recognize an allowance for credit losses for held-to-maturity (“HTM”) debt securities. Based on the credit quality of WesBanco’s HTM debt securities’ portfolio, WesBanco does not expect the allowance for credit losses to be significant for HTM securities.

ASU 2016-02 Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet.  Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For WesBanco, this update was effective for the fiscal year beginning January 1, 2019.  In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented.  In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard and ASU 2018-11, which allows entities to choose an additional transition method, under which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transitional method, the entity shall recognize and measure the leases that exist at the adoption date and the prior comparative periods are not adjusted. WesBanco adopted this ASU as of January 1, 2019 using the transitional method. In addition, WesBanco utilized certain practical expedients including the following - retained the classifications of existing leases, no re-assessment to determine if existing leases have initial direct costs and utilized hindsight when determining the lease term and assessment of impairment in existing leases. WesBanco initially capitalized $20 million upon adoption for right-of-use assets and lease liabilities, net of existing straight-line lease liabilities and unfavorable acquired lease liabilities. See additional disclosures in Note 6, “Leases.”

ASU 2017-12 Targeted Improvements to Accounting for Hedging Activities

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

ASU 2018-16 Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This ASU modifies ASC 815 for eligible benchmark interest rates. Due to concerns about the sustainability of the London Interbank Offered Rate (LIBOR), the Federal Reserve Board initiated an effort to introduce an alternative reference rate in the United States. The Overnight Index Swap (OIS) rate, which is based on SOFR is permitted as a U.S. benchmark interest rate for hedge accounting purposes. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For WesBanco, this update was effective for the fiscal year beginning January 1, 2019. The adoption of this pronouncement did not have a material impact on WesBanco’s Consolidated Financial Statements.

NOTE 2. MERGERS AND ACQUISITIONS

Farmers Capital Bank Corporation (“FFKT”)

On August 20, 2018, WesBanco completed its acquisition of Farmers Capital Bank Corp., a bank holding company headquartered in Frankfort, KY.  On the acquisition date, FFKT had approximately $1.6 billion in assets, excluding goodwill, which included approximately $1.0 billion in loans and $239.3 million in securities.  The FFKT acquisition was valued at $428.9 million, based on WesBanco’s closing stock price on August 20, 2018, of $49.40, and resulted in WesBanco issuing 7,920,387 shares of its common stock and $37.6 million in cash in exchange for all of the outstanding shares of FFKT common stock. The assets and liabilities of FFKT were recorded on WesBanco’s Balance Sheet at their fair values as of August 20, 2018, the acquisition date, and FFKT’s results of operations have been included in WesBanco’s Consolidated Statements of Income since that date. Based on the final purchase price allocation, WesBanco recorded $223.3 million in goodwill and $37.4 million in core deposit intangibles in its community banking segment and $2.6 million in trust customer relationship intangibles in its trust and investment services segment.  None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.  As a result of the full integration of the operations of FFKT, it is not practicable to determine revenue or net income included in WesBanco’s operating results relating to FFKT since the date of acquisition, as FFKT’s results cannot be separately identified.

For the nine months ended September 30, 2019, WesBanco recorded merger-related expenses of $3.2 million associated with the FFKT acquisition.

The final purchase price of the FFKT acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	August 20, 2018
Purchase price:
Fair value of WesBanco shares issued	$391,267
Cash consideration for outstanding FFKT shares	37,634
Total purchase price	$428,901
Fair value of:
Tangible assets acquired	$1,370,245
Core deposit and other intangible assets acquired	39,992
Liabilities assumed	(1,434,779)
Net cash received in the acquisition	230,139
Fair value of net assets acquired	205,597
Goodwill recognized	$223,304

The following table presents the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition.

(unaudited, in thousands)	August 20, 2018
Assets acquired
Cash and due from banks	$230,139
Securities	239,321
Loans	1,025,800
Goodwill and other intangible assets	263,296
Accrued income and other assets	105,124
Total assets acquired	$1,863,680
Liabilities assumed
Deposits	$1,330,328
Borrowings	71,780
Accrued expenses and other liabilities	32,671
Total liabilities assumed	$1,434,779
Net assets acquired	$428,901

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of June 30, 2019:

(unaudited, in thousands)	August 20, 2018
Goodwill recognized as of June 30, 2019	$220,897
Change in fair value of net assets acquired:
Assets
Accrued income and other assets	709
Liabilities
Accrued expenses and other liabilities	(3,116)
Fair value of net assets acquired	$(2,407)
Increase in goodwill recognized	2,407
Goodwill recognized as of September 30, 2019	$223,304

The adjustments to goodwill noted above to other assets and other liabilities related to the Company’s finalization of purchase accounting for FFKT.

Old Line Bancshares, Inc. (“OLBK”)

On July 23, 2019, WesBanco and Old Line Bancshares, Inc., a bank holding company headquartered in Bowie, MD, jointly announced the execution of a definitive Agreement and Plan of Merger providing for the merger of OLBK with and into WesBanco (“Agreement”), OLBK has approximately $3.1 billion in assets, $2.4 billion in loans, $2.4 billion in deposits, $0.4 billion in stockholders’ equity and 37 branches. On the date of the announcement, the transaction was valued at approximately $500.1 million. Under the terms of the Agreement, WesBanco will exchange its common stock for OLBK common stock at closing, subject to customary conditions. OLBK options will be exchanged for WesBanco options, as adjusted as to exercise price and number of options to take into account the fixed exchange ratio stated in the Agreement. OLBK stockholders will be entitled to receive 0.7844 shares of WesBanco common stock per each share of OLBK common stock, which had a total value of $29.22 per share, as of the date of the announcement. The receipt by OLBK stockholders of shares of WesBanco common stock in exchange for their shares of OLBK common stock is anticipated to qualify as a tax-free exchange. The acquisition is subject to the approvals of the appropriate banking regulatory authorities. It has received the approval of the West Virginia Department of Financial Institutions and the shareholders of both companies. It is currently expected that the transaction will be completed in the fourth quarter of 2019.  For the nine months ended September 30, 2019, WesBanco recorded merger-related expenses of $1.7 million related to the OLBK acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2019	2018	2019	2018
Numerator for both basic and diluted earnings per common share:
Net income	$37,347	$32,486	$122,497	$99,184
Denominator:
Total average basic common shares outstanding	54,695,578	50,277,847	54,641,057	46,965,095
Effect of dilutive stock options and other stock compensation	55,766	154,265	64,704	142,734
Total diluted average common shares outstanding	54,751,344	50,432,112	54,705,761	47,107,829
Earnings per common share - basic	$0.68	$0.65	$2.24	$2.11
Earnings per common share - diluted	$0.68	$0.64	$2.24	$2.11

Options to purchase 352,250 shares and 0 shares at September 30, 2019 and 2018, respectively, were not included in the computation of net income per diluted share for the three months ended September 30, 2019, because the exercise price was greater than the average market price of the common share, therefore, the effect would be antidilutive. Options to purchase 352,250 and 117,600 shares at September 30, 2019 and 2018, respectively, were not included in the computation of net income per diluted share for the nine months ended September 30, 2019 and 2018, because the exercise price was greater than the average market price of the common share, therefore, the effect would be antidilutive.

As of September 30, 2019, no contingently issuable shares were estimated to be awarded under the 2019, 2018 and 2017 total shareholder return plans, as stock performance targets were not met and are therefore not included in the calculation because the effect would be antidilutive. As of September 30, 2018, 45,840 contingently issuable shares were estimated to be awarded under the 2018 and 2017 total shareholder return plans, as stock performance targets had been met to date and were included in the diluted calculation. Performance-based restricted stock compensation totaling 30,137 and 17,081 shares were estimated to be awarded as of September 30, 2019 and 2018, respectively, and are included in the diluted calculation.

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	September 30, 2019				December 31, 2018
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$29,817	$61	$—	$29,878	$19,882	$3	$(7)	$19,878
U.S. Government sponsored entities and agencies	116,508	4,012	(79)	120,441	142,852	556	(1,756)	141,652
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,663,942	21,469	(4,346)	1,681,065	1,585,864	2,912	(27,521)	1,561,255
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	183,634	4,716	(45)	188,305	171,671	264	(2,963)	168,972
Obligations of states and political subdivisions	145,593	5,771	(1)	151,363	184,057	2,039	(982)	185,114
Corporate debt securities	37,684	592	(129)	38,147	37,730	87	(559)	37,258
Total available-for-sale debt securities	$2,177,178	$36,621	$(4,600)	$2,209,199	$2,142,056	$5,861	$(33,788)	$2,114,129
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$9,854	$53	$(46)	$9,861	$10,823	$6	$(329)	$10,500
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	129,797	1,273	(155)	130,915	148,300	204	(4,170)	144,334
Obligations of states and political subdivisions	679,932	22,244	(170)	702,006	828,520	8,771	(4,012)	833,279
Corporate debt securities	33,241	1,786	—	35,027	33,291	12	(673)	32,630
Total held-to-maturity debt securities	$852,824	$25,356	$(371)	$877,809	$1,020,934	$8,993	$(9,184)	$1,020,743
Total debt securities	$3,030,002	$61,977	$(4,971)	$3,087,008	$3,162,990	$14,854	$(42,972)	$3,134,872

At September 30, 2019 and December 31, 2018, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

Equity securities, of which $8.5 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $11.6 million and $11.7 million at September 30, 2019 and December 31, 2018, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at September 30, 2019.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties.  Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, principal payments are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$61,932	$61,992
1-5 years	116,281	117,740
5-10 years	407,897	416,454
Over 10 years	1,591,068	1,613,013
Total available-for-sale debt securities	$2,177,178	$2,209,199
Held-to-maturity debt securities
Less than one year	$18,138	$18,201
1-5 years	127,140	130,634
5-10 years	328,315	338,075
Over 10 years	379,231	390,899
Total held-to-maturity debt securities	$852,824	$877,809
Total debt securities	$3,030,002	$3,087,008

Securities with aggregate fair values of $2.0 billion at both September 30, 2019 and December 31, 2018 were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $125.2 million and $82.1 million for the nine months ended September 30, 2019 and 2018, respectively.  Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2019 and December 31, 2018 were $24.7 million and ($21.5) million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments from the adoption of ASU 2016-01 effective January 1, 2018, for the three and nine months ended September 30, 2019 and 2018, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2019	2018	2019	2018
Debt securities:
Gross realized gains	$1,096	$88	$1,443	$100
Gross realized losses	(741)	(13)	(950)	(31)
Net gains (losses) on debt securities	$355	$75	$493	$69
Equity securities:
Net unrealized gains (losses) recognized on securities still held	$(120)	$11	$748	$330
Net realized gains (losses) recognized on securities sold	—	(2)	2,559	4
Net gains (losses) on equity securities	$(120)	$9	$3,307	$334
Net securities gains	$235	$84	$3,800	$403

The following tables provide information on unrealized losses on debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$5,383	$(17)	4	$6,781	$(108)	2	$12,164	$(125)	6
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	347,848	(1,515)	70	306,696	(2,986)	128	654,544	(4,501)	198
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	11,066	(38)	3	3,729	(7)	2	14,795	(45)	5
Obligations of states and political subdivisions	12,650	(39)	21	7,581	(132)	17	20,231	(171)	38
Corporate debt securities	—	—	—	7,896	(129)	3	7,896	(129)	3
Total temporarily impaired securities	$376,947	$(1,609)	98	$332,683	$(3,362)	152	$709,630	$(4,971)	$250

	December 31, 2018
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$9,972	$(7)	1	$—	$—	—	$9,972	$(7)	1
U.S. Government sponsored entities and agencies	18,926	(148)	8	76,385	(1,937)	14	95,311	(2,085)	22
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	285,534	(1,862)	44	922,698	(29,829)	291	1,208,232	(31,691)	335
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,186	(18)	6	111,068	(2,945)	14	120,254	(2,963)	20
Obligations of states and political subdivisions	104,469	(439)	207	303,681	(4,555)	513	408,150	(4,994)	720
Corporate debt securities	38,791	(898)	18	11,452	(334)	5	50,243	(1,232)	23
Total temporarily impaired securities	$466,878	$(3,372)	284	$1,425,284	$(39,600)	837	$1,892,162	$(42,972)	1,121

Unrealized losses on debt securities in the tables represent temporary fluctuations resulting from changes in market rates in relation to fixed yields.  Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.

WesBanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. WesBanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above are temporary and no impairment loss relating to these securities has been recognized.

Securities that do not have readily determinable fair values and for which WesBanco does not exercise significant influence are carried at cost.  Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $56.3 million and $50.8 million at September 30, 2019 and December 31, 2018, respectively, and are included in other assets in the Consolidated Balance Sheets.  Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $4.5 million and $3.2 million at September 30, 2019 and December 31, 2018, respectively. The unamortized discount on purchased loans from acquisitions was $36.8 million at September 30, 2019, including $16.9 million related to FFKT, and $49.3 million at December 31, 2018, including $23.4 million related to FFKT.

	September 30,	December 31,
(unaudited, in thousands)	2019	2018
Commercial real estate:
Land and construction	$510,404	$528,072
Improved property	3,344,249	3,325,623
Total commercial real estate	3,854,653	3,853,695
Commercial and industrial	1,332,275	1,265,460
Residential real estate	1,638,574	1,611,607
Home equity	587,745	599,331
Consumer	343,505	326,188
Total portfolio loans	7,756,752	7,656,281
Loans held for sale	20,715	8,994
Total loans	$7,777,467	$7,665,275

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2019 and 2018
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2018
Allowance for loan losses	$4,039	$20,848	$12,114	$3,822	$4,356	$2,797	$972	$48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total beginning allowance for credit losses	4,208	20,881	12,376	3,834	4,582	2,836	972	49,689
Provision for credit losses:
Provision for loan losses	(207)	2,939	2,549	561	727	405	1,503	8,477
Provision for loan commitments	26	(9)	842	3	37	(1)	—	898
Total provision for credit losses	(181)	2,930	3,391	564	764	404	1,503	9,375
Charge-offs	(45)	(515)	(1,420)	(870)	(859)	(1,886)	(1,273)	(6,868)
Recoveries	255	621	545	272	341	1,432	294	3,760
Net charge-offs	210	106	(875)	(598)	(518)	(454)	(979)	(3,108)
Balance at September 30, 2019
Allowance for loan losses	4,042	23,893	13,788	3,785	4,565	2,748	1,496	54,317
Allowance for loan commitments	195	24	1,104	15	263	38	—	1,639
Total ending allowance for credit losses	$4,237	$23,917	$14,892	$3,800	$4,828	$2,786	$1,496	$55,956

Balance at December 31, 2017
Allowance for loan losses	$3,117	$21,166	$9,414	$3,206	$4,497	$3,063	$821	$45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574
Total beginning allowance for credit losses	3,236	21,192	9,587	3,213	4,709	3,100	821	45,858
Provision for credit losses:
Provision for loan losses	789	(721)	2,538	1,106	(292)	541	840	4,801
Provision for loan commitments	67	(3)	32	2	9	3	—	110
Total provision for credit losses	856	(724)	2,570	1,108	(283)	544	840	4,911
Charge-offs	(137)	(719)	(871)	(873)	(745)	(2,465)	(941)	(6,751)
Recoveries	400	1,098	970	336	830	1,657	277	5,568
Net charge-offs	263	379	99	(537)	85	(808)	(664)	(1,183)
Balance at September 30, 2018
Allowance for loan losses	4,169	20,824	12,051	3,775	4,290	2,796	997	48,902
Allowance for loan commitments	186	23	205	9	221	40	—	684
Total ending allowance for credit losses	$4,355	$20,847	$12,256	$3,784	$4,511	$2,836	$997	$49,586

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- drafts	Total
September 30, 2019
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$1,471	$10	$12	$7	$1	$—	$1,501
Allowance for loans collectively evaluated for impairment	4,042	22,422	13,778	3,773	4,558	2,747	1,496	52,816
Allowance for loan commitments	195	24	1,104	15	263	38	—	1,639
Total allowance for credit losses	$4,237	$23,917	$14,892	$3,800	$4,828	$2,786	$1,496	$55,956

Portfolio loans:
Individually evaluated for impairment (1)	$—	$5,388	$185	$4,662	$746	$61	$—	$11,042
Collectively evaluated for impairment	510,162	3,330,959	1,331,248	1,632,348	586,999	343,444	—	7,735,160
Acquired with deteriorated credit quality	242	7,902	842	1,564	—	—	—	10,550
Total portfolio loans	$510,404	$3,344,249	$1,332,275	$1,638,574	$587,745	$343,505	$—	$7,756,752

December 31, 2018
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loans collectively evaluated for impairment	4,039	20,848	12,114	3,822	4,356	2,797	972	48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total allowance for credit losses	$4,208	$20,881	$12,376	$3,834	$4,582	$2,836	$972	$49,689

Portfolio loans:
Individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	527,737	3,319,672	1,264,560	1,609,177	599,331	326,063	—	7,646,540
Acquired with deteriorated credit quality	335	5,951	900	2,430	—	125	—	9,741
Total portfolio loans	$528,072	$3,325,623	$1,265,460	$1,611,607	$599,331	$326,188	$—	$7,656,281

(1) Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

WesBanco is transitioning to a more objective internal loan grading system to reflect the credit quality of commercial loans.  Commercial loan risk grades are determined based on an evaluation of the relevant characteristics of each loan, assigned at inception and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan.  The primary factors used to determine the risk grade are the sufficiency, reliability and sustainability of the primary source of repayment and overall financial strength of the borrower.  The rating system more heavily weights the debt service coverage, leverage and loan to value factors to derive the risk grade.  Other factors that are considered at a lesser weighting include management, industry or property type risks, payment history, collateral or guarantees.

Commercial real estate – land and construction consists of loans to finance investments in vacant land, land development, construction of residential housing, and construction of commercial buildings.  Commercial real estate – improved property consists of loans for the purchase or refinance of all types of improved owner-occupied and investment properties.  Factors that are considered in assigning the risk grade vary depending on the type of property financed.  The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property.  The risk grade assigned to commercial investment property loans is based primarily on the adequacy of the net operating income generated by the property to service the debt, the loan to appraised value, the type, quality, industry and mix of tenants, and the terms of leases.  The risk grade assigned to owner-occupied commercial real estate is based primarily on global debt service coverage and the leverage of the business, but may also consider the industry in which the business operates, the business’ specific competitive advantages or disadvantages, collateral margins and the quality and experience of management

Commercial and industrial (“C&I”) loans consist of revolving lines of credit to finance accounts receivable, inventory and other general business purposes; term loans to finance fixed assets other than real estate, and letters of credit to support trade, insurance or governmental requirements for a variety of businesses.  Most C&I borrowers are privately-held companies with annual sales up to $100 million. Primary factors that are considered in risk rating C&I loans include debt service coverage and leverage.  Other factors including operating trends, collateral coverage along with management experience are also considered.

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

Criticized assets have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank's credit position at some future date. Criticized assets are not adversely classified and do not expose the bank to sufficient risk to warrant adverse classification.

Substandard and doubtful loans are equivalent to the classifications used by banking regulators.  Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans may or may not be reported as non-accrual.  Doubtful loans have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable. These loans are reported as non-accrual.

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2019
Pass	$503,021	$3,217,475	$1,292,481	$5,012,977
Criticized - compromised	5,742	54,441	18,697	78,880
Classified - substandard	1,641	72,333	21,097	95,071
Classified - doubtful	—	—	—	—
Total	$510,404	$3,344,249	$1,332,275	$5,186,928

As of December 31, 2018
Pass	$523,707	$3,267,304	$1,245,190	$5,036,201
Criticized - compromised	2,297	35,566	13,847	51,710
Classified - substandard	2,068	22,753	6,423	31,244
Classified - doubtful	—	—	—	—
Total	$528,072	$3,325,623	$1,265,460	$5,119,155

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans.  WesBanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates.  The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $23.3 million at September 30, 2019 and $22.9 million at December 31, 2018, of which $3.5 and $3.9 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired FFKT Loans – In conjunction with the FFKT acquisition, WesBanco acquired loans with a book value of $1,064.8 million as of August 20, 2018.  These loans were recorded at the fair value of $1,025.8 million, with $988.3 million categorized as ASC 310-20 loans.  The fair market value adjustment on these loans of $26.0 million at the acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality with a book value of $5.3 million were recorded at the fair value of $4.6 million, of which $2.4 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2019 was $3.0 million, while the outstanding customer balance was $3.5 million.  At September 30, 2019, no allowance for loan losses has been recognized related to the FFKT-acquired impaired loans.  Certain acquired underperforming loans with an acquired book value of $45.2 million were sold during the fourth quarter of 2018 for $32.9 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no recognized gain or loss.

The following table provides changes in accretable yield for loans acquired with deteriorated credit quality:

	For the Nine Months Ended
	September 30,	September 30,
(unaudited, in thousands)	2019	2018
Balance at beginning of period	$6,203	$1,724
Acquisitions	1,300	695
Reduction due to change in projected cash flows	(979)	(86)
Reclass from non-accretable difference	839	6,287
Transfers out	—	—
Accretion	(2,475)	(902)
Balance at end of period	$4,888	$7,718

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of September 30, 2019
Commercial real estate:
Land and construction	$509,062	$127	$84	$1,131	$1,342	$510,404	$834
Improved property	3,326,426	3,901	2,032	11,890	17,823	3,344,249	935
Total commercial real estate	3,835,488	4,028	2,116	13,021	19,165	3,854,653	1,769
Commercial and industrial	1,329,043	675	215	2,342	3,232	1,332,275	229
Residential real estate	1,620,684	3,560	3,789	10,541	17,890	1,638,574	2,724
Home equity	580,598	2,328	748	4,071	7,147	587,745	420
Consumer	340,640	1,678	805	382	2,865	343,505	283
Total portfolio loans	7,706,453	12,269	7,673	30,357	50,299	7,756,752	5,425
Loans held for sale	20,715	—	—	—	—	20,715	—
Total loans	$7,727,168	$12,269	$7,673	$30,357	$50,299	$7,777,467	$5,425

Impaired loans included above are as follows:
Non-accrual loans	$8,107	$656	$1,156	$24,882	26,694	$34,801
TDRs accruing interest (1)	5,566	64	160	50	274	5,840
Total impaired	$13,673	$720	$1,316	$24,932	$26,968	$40,641

As of December 31, 2018
Commercial real estate:
Land and construction	$526,660	$62	$1,350	$—	$1,412	$528,072	$—
Improved property	3,314,765	2,266	2,250	6,342	10,858	3,325,623	175
Total commercial real estate	3,841,425	2,328	3,600	6,342	12,270	3,853,695	175
Commercial and industrial	1,261,536	323	594	3,007	3,924	1,265,460	13
Residential real estate	1,593,519	2,717	5,001	10,370	18,088	1,611,607	2,820
Home equity	591,623	2,500	1,273	3,935	7,708	599,331	705
Consumer	322,584	2,084	1,007	513	3,604	326,188	364
Total portfolio loans	7,610,687	9,952	11,475	24,167	45,594	7,656,281	4,077
Loans held for sale	8,994	—	—	—	—	8,994	—
Total loans	$7,619,681	$9,952	$11,475	$24,167	$45,594	$7,665,275	$4,077

Impaired loans included above are as follows:
Non-accrual loans	$8,910	$337	$1,370	$20,083	21,790	$30,700
TDRs accruing interest (1)	5,586	59	92	7	158	5,744
Total impaired	$14,496	$396	$1,462	$20,090	$21,948	$36,444

(1) Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	September 30, 2019			December 31, 2018
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$606	$554	$—	$—	$—	$—
Improved property	14,162	7,982	—	14,038	9,293	—
Commercial and industrial	3,724	2,374	—	4,610	3,428	—
Residential real estate	15,090	13,303	—	20,270	18,016	—
Home equity	5,866	5,030	—	5,924	5,036	—
Consumer	442	356	—	846	671	—
Total impaired loans without a specific allowance	39,890	29,599	—	45,688	36,444	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	5,435	5,388	1,471	—	—	—
Commercial and industrial	187	185	10	—	—	—
Residential real estate	5,096	4,662	12	—	—	—
Home equity	774	746	7	—	—	—
Consumer	99	61	1	—	—	—
Total impaired loans with a specific allowance	11,591	11,042	1,501	—	—	—
Total impaired loans	$51,481	$40,641	$1,501	$45,688	$36,444	$—

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$425	$—	$—	$—	$284	$—	$260	$—
Improved property	7,647	—	10,409	15	7,962	—	11,000	383
Commercial and industrial	2,614	—	3,181	5	2,931	—	2,985	9
Residential real estate	12,600	—	18,336	68	13,752	—	18,207	195
Home equity	4,740	—	4,924	8	4,760	—	4,997	19
Consumer	334	—	692	3	425	—	776	8
Total impaired loans without a specific allowance	28,360	—	37,542	99	30,114	—	38,225	614
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved property	5,273	35	—	—	3,170	63	1,052	—
Commercial and industrial	189	4	—	—	171	11	—	—
Residential real estate	4,792	51	—	—	3,666	169	—	—
Home equity	834	8	—	—	616	23	—	—
Consumer	68	1	—	—	60	3	—	—
Total impaired loans with a specific allowance	11,156	99	—	—	7,683	269	1,052	—
Total impaired loans	$39,516	$99	$37,542	$99	$37,797	$269	$39,277	$614

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	September 30,	December 31,
(unaudited, in thousands)	2019	2018
Commercial real estate:
Land and construction	$554	$—
Improved property	12,036	8,413
Total commercial real estate	12,590	8,413
Commercial and industrial	2,374	3,260
Residential real estate	14,171	13,831
Home equity	5,299	4,610
Consumer	367	586
Total	$34,801	$30,700

(1) At September 30, 2019, there were three borrowers with loans greater than $1.0 million totaling $8.2 million, as compared to one borrower with a loan greater than $1.0 million totaling $3.4 million at December 31, 2018.  Total non-accrual loans include loans that are also restructured.  Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	September 30, 2019			December 31, 2018
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	1,334	197	1,531	880	1,529	2,409
Total commercial real estate	1,334	197	1,531	880	1,529	2,409
Commercial and industrial	185	—	185	168	169	337
Residential real estate	3,794	868	4,662	4,185	921	5,106
Home equity	477	269	746	426	198	624
Consumer	50	11	61	85	38	123
Total	$5,840	$1,345	$7,185	$5,744	$2,855	$8,599

As of September 30, 2019 and December 31, 2018, there were no TDRs greater than $1.0 million.  The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months.  WesBanco had unfunded commitments to debtors whose loans were classified as impaired of $0.2 million and $0.1 million as of September 30, 2019 and December 31, 2018, respectively.

The following tables present details related to loans identified as TDRs during the three and nine months ended September 30, 2019 and 2018, respectively:

New TDRs (1)
For the Three Months Ended
	September 30, 2019			September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	1	605	604	—	—	—
Total commercial real estate	1	605	604	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	1	19	18
Total	1	$605	$604	1	$19	$18

(1) Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

	New TDRs (1)
	For the Nine Months Ended
	September 30, 2019			September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	1	610	604	—	—	—
Total commercial real estate	1	610	604	—	—	—
Commercial and industrial	1	44	37	1	10	8
Residential real estate	4	194	183	5	203	176
Home equity	2	187	184	1	20	19
Consumer	1	15	12	4	65	52
Total	9	$1,050	$1,020	11	$298	$255

(1) Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the nine months ended September 30, 2019 and 2018, respectively, that were restructured within the last twelve months prior to September 30, 2019 and 2018, respectively:

	Defaulted TDRs (1)
	For the Nine Months Ended
	September 30, 2019		September 30, 2018
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	1	96	2	172
Home equity	1	100	1	6
Consumer	1	12	—	—
Total	3	$208	3	$178

(1) Excludes loans that were either charged-off or cured by period end.  The recorded investment is as of September 30, 2019 and 2018, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection.  The loans in the table above were not accruing interest.

The following table summarizes other real estate owned and repossessed assets included in other assets:

	September 30,	December 31,
(unaudited, in thousands)	2019	2018
Other real estate owned	$3,662	$7,173
Repossessed assets	16	92
Total other real estate owned and repossessed assets	$3,678	$7,265

Residential real estate included in other real estate owned at September 30, 2019 and December 31, 2018 was $0.6 million and $1.3 million, respectively.  At September 30, 2019 and December 31, 2018, formal foreclosure proceedings were in process on residential real estate loans totaling $4.7 million and $6.0 million, respectively.

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

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 21 years, which include options for multiple five- and ten- year extensions, with a weighted-average lease term of 9 years. As of September 30, 2019, operating lease ROU assets and liabilities were $17.6 million and $20.5 million, respectively. The lease expense for operating leases was $0.6 million and $1.9 million for the three and nine months ended September 30, 2019, respectively. The weighted average discount rate was 3.29% as of September 30, 2019.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at September 30, 2019 are as follows (unaudited, in thousands):

Year	Amount
2020	$5,174
2021	3,490
2022	2,682
2023	2,076
2024 and thereafter	10,803
Total lease payments	$24,225
Less: Interest	(3,694)
Present value of lease liabilities	$20,531

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

Loan Swaps

WesBanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that WesBanco executes with a third party, so that WesBanco minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings.  As of September 30, 2019 and December 31, 2018, WesBanco had 54 and 43, respectively, interest rate swaps with an aggregate notional amount of $315.7 million and $229.8 million related to this program.  During the nine months ended September 30, 2019 and 2018, WesBanco recognized net losses of $1.6 million and $0.1 million, respectively, related to the changes in fair value of these swaps. Additionally, WesBanco recognized $2.1 million and $1.4 million of income for the related swap fees for the nine months ended September 30, 2019 and 2018, respectively.

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

The table below presents the fair value of WesBanco’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$315,657	$18,672	$20,721	$229,778	$4,650	$5,081
Other contracts:
Interest rate loan commitments	45,727	—	8	16,113	125	—
Forward TBA contracts	73,000	208	—	20,000	—	234
Total derivatives		$18,880	$20,729		$4,775	$5,315

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the three and nine months ended September 30, 2019 and 2018, respectively.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2019	2018	2019	2018
Interest rate swaps	Other income	$(556)	$(293)	$(1,619)	$(82)
Interest rate loan commitments	Mortgage banking income	(66)	(111)	(133)	32
Forward TBA contracts	Mortgage banking income	(465)	131	(1,317)	530
Total		$(1,087)	$(273)	$(3,069)	$480

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

WesBanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $31.7 million as of September 30, 2019.  If WesBanco had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 8. BENEFIT PLANS

The following table presents the net periodic pension cost for WesBanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2019	2018	2019	2018
Service cost – benefits earned during year	$567	$715	$1,681	$2,121
Interest cost on projected benefit obligation	1,327	1,242	3,938	3,684
Expected return on plan assets	(2,235)	(2,416)	(6,633)	(7,169)
Amortization of prior service cost	7	6	20	19
Amortization of net loss	817	766	2,424	2,274
Net periodic pension cost	$483	$313	$1,430	$929

The Plan covers all employees of WesBanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $4.8 million is due for 2019, which can be offset in whole or in part by the Plan’s $52.5 million available credit balance. WesBanco made a voluntary contribution of $3.0 million to the Plan in June 2019 .

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth WesBanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

		September 30, 2019
		Fair Value Measurements Using:
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2019	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$11,644	$11,644	$—	$—
Available-for-sale debt securities
U.S. Treasury	29,878	—	29,878	—
U.S. Government sponsored entities and agencies	120,441	—	120,441	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,681,065	—	1,681,065	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	188,305	—	188,305	—
Obligations of state and political subdivisions	151,363	—	149,729	1,634
Corporate debt securities	38,147	—	38,147	—
Total available-for-sale debt securities	$2,209,199	$—	$2,207,565	$1,634
Loans held for sale	20,715	—	20,715	—
Other assets - interest rate derivatives agreements	18,672	—	18,672	—
Total assets recurring fair value measurements	$2,260,230	$11,644	$2,246,952	$1,634

Other liabilities - interest rate derivatives agreements	$20,721	$—	$20,721	$—
Total liabilities recurring fair value measurements	$20,721	$—	$20,721	$—

Nonrecurring fair value measurements
Impaired Loans	$2,488	—	—	$2,488
Other real estate owned and repossessed assets	3,678	—	—	3,678
Total nonrecurring fair value measurements	$6,166	$—	$—	$6,166

		December 31, 2018
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2018	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$11,737	$11,737	$—	$—
Available-for-sale debt securities
U.S. Treasury	19,878	—	19,878	—
U.S. Government sponsored entities and agencies	141,652	—	141,652	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,561,255	—	1,561,255	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	168,972	—	168,972	—
Obligations of state and political subdivisions	185,114	—	183,611	1,503
Corporate debt securities	37,258	—	37,258	—
Total available-for-sale debt securities	$2,114,129	$—	$2,112,626	$1,503
Loans held for sale	8,994	—	8,994	—
Other assets - interest rate derivatives agreements	4,650	—	4,650	—
Total assets recurring fair value measurements	$2,139,510	$11,737	$2,126,270	$1,503

Other liabilities - interest rate derivatives agreements	$5,081	$—	$5,081	$—
Total liabilities recurring fair value measurements	$5,081	$—	$5,081	$—

Nonrecurring fair value measurements
Other real estate owned and repossessed assets	7,265	—	—	7,265
Total nonrecurring fair value measurements	$7,265	$—	$—	$7,265

WesBanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no significant transfers between level 1, 2 or 3 for the three and nine months ended September 30, 2019 or for the year ended December 31, 2018.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which WesBanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
September 30, 2019
Impaired loans	$2,488	Appraisal of collateral (1)	Appraisal adjustments (2)	(29.1%)/(29.1%)
			Liquidation expenses (2)	(5.2%)/(5.2%)
Other real estate owned and repossessed assets	$3,678	Appraisal of collateral (1), (3)
December 31, 2018
Other real estate owned and repossessed assets	$7,265	Appraisal of collateral (1), (3)

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

The estimated fair values of WesBanco’s financial instruments are summarized below:

			Fair Value Measurements at
			September 30, 2019
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$244,333	$244,333	$244,333	$—	$—
Equity securities	11,644	11,644	11,644	—	—
Available-for-sale debt securities	2,209,199	2,209,199	—	2,207,565	1,634
Held-to-maturity debt securities	852,824	877,809	—	877,258	551
Net loans	7,702,435	7,741,859	—	—	7,741,859
Loans held for sale	20,715	20,715	—	20,715	—
Other assets - interest rate derivatives	18,672	18,672	—	18,672	—
Accrued interest receivable	37,156	37,156	37,156	—	—

Financial Liabilities
Deposits	8,664,363	8,671,246	7,388,830	1,282,416	—
Federal Home Loan Bank borrowings	1,161,092	1,167,912	—	1,167,912	—
Other borrowings	325,247	325,663	322,295	3,368	—
Subordinated debt and junior subordinated debt	156,632	144,998	—	144,998	—
Other liabilities - interest rate derivatives	20,721	20,721	—	20,721	—
Accrued interest payable	5,273	5,273	5,273	—	—

			Fair Value Measurements at
			December 31, 2018
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$169,186	$169,186	$169,186	$—	$—
Equity securities	11,737	11,737	11,737	—	—
Available-for-sale debt securities	2,114,129	2,114,129	—	2,112,626	1,503
Held-to-maturity debt securities	1,020,934	120,743	—	120,195	548
Net loans	7,607,333	7,422,825	—	—	7,422,825
Loans held for sale	8,994	8,994	—	8,994	—
Other assets - interest rate derivatives	4,650	4,650	—	4,650	—
Accrued interest receivable	38,853	38,853	38,853	—	—

Financial Liabilities
Deposits	8,831,633	8,836,390	7,376,023	1,460,367	—
Federal Home Loan Bank borrowings	1,054,174	1,051,401	—	1,051,401	—
Other borrowings	290,522	290,854	288,918	1,936	—
Subordinated debt and junior subordinated debt	189,842	174,448	—	174,448	—
Other liabilities - interest rate derivatives	5,081	5,081	—	5,081	—
Accrued interest payable	4,627	4,627	4,627	—	—

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and nine months ended September 30, 2019 and 2018, respectively:

	Point of Revenue	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Recognition	2019	2018	2019	2018
Revenue Streams
Trust fees
Trust account fees	Over time	$4,265	$4,006	$13,529	$11,856
WesMark fees	Over time	2,160	2,259	6,351	6,664
Total trust fees		6,425	6,265	19,880	18,520
Service charges on deposits
Commercial banking fees	Over time	513	563	1,480	1,406
Personal service charges	At a point in time & over time	6,543	5,750	18,323	14,876
Total service charges on deposits		7,056	6,313	19,803	16,282
Net securities brokerage revenue
Annuity commissions	At a point in time	1,204	1,326	4,018	3,836
Equity and debt security trades	At a point in time	151	116	356	304
Managed money	Over time	153	173	484	477
Trail commissions	Over time	257	221	739	698
Total net securities brokerage revenue		1,765	1,836	5,597	5,315

Payment processing fees (1)	At a point in time & over time	709	311	2,142	311
Electronic banking fees	At a point in time	5,253	6,139	18,299	16,697
Mortgage banking income	At a point in time	2,588	1,521	5,262	4,297
Net gain on other real estate owned and other assets	At a point in time	158	150	670	641

(1) Payment processing fees are included in other non-interest income.

NOTE 11. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the nine months ended September 30, 2019 and 2018 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)
Other comprehensive income before reclassifications	—	46,450	—	46,450
Amounts reclassified from accumulated other comprehensive income	1,721	(199)	(179)	1,343
Period change	1,721	46,251	(179)	47,793
Balance at September 30, 2019	$(14,821)	$24,729	$14	$9,922

Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)
Other comprehensive income before reclassifications	—	(33,013)	—	(33,013)
Acquired FFKT Medical benefit plan	4,235	—	—	4,235
Amounts reclassified from accumulated other comprehensive income	1,621	(9)	(149)	1,463
Period change	5,856	(33,022)	(149)	(27,315)
Adoption of Accounting Standard ASU 2016-01	—	(1,063)	—	(1,063)
Balance at September 30, 2018	$(12,770)	$(47,335)	$232	$(59,873)

(1) All amounts are net of tax.  Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2019	2018	2019	2018
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$(219)	$(11)	$(258)	$(11)	Net securities gains (Non-interest income)
Related income tax expense	50	2	59	2	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(169)	(9)	(199)	(9)

Debt securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(88)	(64)	(237)	(195)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	20	15	58	46	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(68)	(49)	(179)	(149)

Defined benefit plans (2):
Amortization of net loss and prior service costs	767	772	2,275	2,293	Employee benefits (Non-interest expense)
Related income tax benefit	(175)	(177)	(554)	(672)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	592	595	1,721	1,621
Total reclassifications for the period	$355	$537	$1,343	$1,463

(1) For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”

(2) Included in the computation of net periodic pension cost. See Note 8, “Benefit Plans” for additional detail.

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, WesBanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. WesBanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. WesBanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with commitments was $1.6 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees.  The liability associated with letters of credit was $0.2 million as of September 30, 2019 and December 31, 2018.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2019	2018
Lines of credit	$2,013,085	$1,894,030
Loans approved but not closed	391,885	258,778
Overdraft limits	150,684	153,572
Letters of credit	44,370	42,841
Contingent obligations and other guarantees	68,450	61,509

Contingent Liabilities — WesBanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 13. BUSINESS SEGMENTS

WesBanco operates two reportable segments: community banking and trust and investment services. WesBanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets managed or held in custody by the trust and investment services segment was approximately $4.4 billion and $4.7 billion at September 30, 2019 and 2018, respectively.  These assets are held by WesBanco in fiduciary or agency capacities for their customers and therefore are not included as assets on WesBanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended September 30, 2019
Interest and dividend income	$117,348	$—	$117,348
Interest expense	21,228	—	21,228
Net interest income	96,120	—	96,120
Provision for credit losses	4,121	—	4,121
Net interest income after provision for credit losses	91,999	—	91,999
Non-interest income	20,525	6,425	26,950
Non-interest expense	69,068	4,200	73,268
Income before provision for income taxes	43,456	2,225	45,681
Provision for income taxes	7,866	468	8,334
Net income	$35,590	$1,757	$37,347

For The Three Months Ended September 30, 2018
Interest and dividend income	$108,393	$—	$108,393
Interest expense	18,460	—	18,460
Net interest income	89,933	—	89,933
Provision for credit losses	1,035	—	1,035
Net interest income after provision for credit losses	88,898	—	88,898
Non-interest income	19,959	6,265	26,224
Non-interest expense	72,378	3,742	76,120
Income before provision for income taxes	36,479	2,523	39,002
Provision for income taxes	5,986	530	6,516
Net income	$30,493	$1,993	$32,486

For the Nine Months Ended September 30, 2019
Interest and dividend income	$355,944	$—	$355,944
Interest expense	63,003	—	63,003
Net interest income	292,941	—	292,941
Provision for credit losses	9,375	—	9,375
Net interest income after provision for credit losses	283,566	—	283,566
Non-interest income	65,998	19,880	85,878
Non-interest expense	207,299	12,353	219,652
Income before provision for income taxes	142,265	7,527	149,792
Provision for income taxes	25,714	1,581	27,295
Net income	$116,551	$5,946	$122,497

For the Nine Months Ended September 30, 2018
Interest and dividend income	$293,596	$—	$293,596
Interest expense	48,127	—	48,127
Net interest income	245,469	—	245,469
Provision for credit losses	4,911	—	4,911
Net interest income after provision for credit losses	240,558	—	240,558
Non-interest income	55,195	18,520	73,715
Non-interest expense	183,298	10,936	194,234
Income before provision for income taxes	112,455	7,584	120,039
Provision for income taxes	19,262	1,593	20,855
Net income	$93,193	$5,991	$99,184

Total non-fiduciary assets of the trust and investment services segment were $4.0 million (including $2.5 million of trust customer intangibles) and $5.1 million (including $2.6 million of trust customer intangibles) at September 30, 2019 and 2018, respectively.  All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of WesBanco for the three and nine months ended September 30, 2019. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to WesBanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The information contained in this report should be read in conjunction with WesBanco’s Form 10-K for the year ended December 31, 2018 and documents subsequently filed by WesBanco with the Securities and Exchange Commission (“SEC”), including WesBanco’s Form 10-Q’s for the quarters ended March 31 and June 30, 2019, which are available at the SEC’s website, www.sec.gov or at WesBanco’s website, www.wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in WesBanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the proposed merger with Old Line Bancshares, Inc. (“Old Line”) may not close when expected, that the businesses of WesBanco and Old Line may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and Old Line may not be fully realized within the expected timeframes; disruption from the merger of WesBanco and Old Line may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to WesBanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting WesBanco’s operational and financial performance.  WesBanco does not assume any duty to update forward-looking statements.

OVERVIEW

WesBanco is a multi-state bank holding company operating through 199 branches and 193 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, and southern Indiana, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. WesBanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon WesBanco’s business volumes.  WesBanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of WesBanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

WesBanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2019 have remained unchanged from the disclosures presented in WesBanco’s Annual Report on Form 10-K for the year ended December 31, 2018 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended September 30, 2019 was $37.3 million, with diluted earnings per share of $0.68, compared to $32.5 million and $0.64 per diluted share, respectively, for the third quarter of 2018.  Net income for the nine months ended September 30, 2019 was $122.5 million, with diluted earnings per share of $2.24, compared to $99.2 million and $2.11 per diluted share, respectively for the nine months ended September 30, 2018. Excluding after-tax merger-related expenses (non-GAAP measure) in both periods, net income and diluted earnings per share would have decreased 5.7% to $38.7 million, or $0.71 per diluted share for the three months ended September 30, 2019, as compared to the prior year quarter; and net income for the nine months ended September 30, 2019 increased 12.6% year-over-year to $126.3 million, or $2.31 per diluted share.

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$38,681	$0.71	$41,027	$0.81	$126,349	$2.31	$112,194	$2.38
Less: After tax merger-related expenses	(1,334)	(0.03)	(8,541)	(0.17)	(3,852)	(0.07)	(13,010)	(0.27)
Net income (GAAP)	$37,347	$0.68	$32,486	$0.64	$122,497	$2.24	$99,184	$2.11

(1) Non-GAAP net income excludes after-tax merger-related expenses.  The above non-GAAP financial measures used by WesBanco provide information useful to investors in understanding WesBanco’s operating performance and trends, and facilitate comparisons with the performance of WesBanco’s peers.

Net interest income increased $6.2 million or 6.9% in the third quarter of 2019 compared to the same quarter of 2018 due to a 4.2% increase in average earning assets. In addition, the yield on earning assets has increased a total of 13 basis points since the third quarter of 2018 while there was somewhat of an offset by a 14 basis points increase in the cost of interest bearing liabilities, producing a slight decrease in the net spread on earning assets of 1 basis point year-over-year. The net interest margin increased by 6 basis points to 3.56% in the third quarter of 2019 compared to 3.50% in the third quarter of 2018. The margin benefited from increases in the Federal Reserve’s target federal funds rate during 2018 and higher margins on the acquired FFKT assets, partially offset by higher funding costs and a flattening of the yield curve in 2019. The increase in the cost of interest bearing liabilities is primarily due to higher rates for interest bearing public funds, higher certificates of deposit costs and certain Federal Home Loan Bank and other borrowings. Accretion from acquisitions benefited the third quarter net interest margin by 13 basis points, as compared to 11 basis points in the prior year period.

The provision for credit losses increased to $4.1 million in the third quarter of 2019, of which $2.1 million was due to certain borrower downgrades to criticized and classified status due to recent adjustments to the internal loan classification system which impacted risk grades. Net charge-offs, as a percentage of average portfolio loans was 0.04% and (0.02)% for the third quarters of 2019 and 2018, respectively.

For the third quarter of 2019, non-interest income increased $0.7 million or 2.8% compared to the third quarter of 2018, driven by mortgage banking income, service charges on deposit and trust fees.  Mortgage banking income increased due to a 29.9% increase in mortgage production for the first nine months of 2019 compared to the same period in 2018. Electronic banking fees decreased $0.9 million or 14.4% due to the negative $1.9 million impact of the Durbin amendment to the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act. Swap fee and valuation income decreased $1.0 million for the third quarter of 2019 compared to the third quarter in 2018 due to the decline in the fair value of existing swaps resulting from lower rates and the inverted yield curve during 2019. Non-interest income increased $12.2 million or 16.5% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Non-interest expense in the third quarter of 2019 decreased by $2.9 million or 3.7%, compared to the third quarter of 2018, which is primarily due to the FDIC assessment credit received in the third quarter of 2019.  Salaries and wages increased $2.6 million or 8.5% and employee benefit expense increased $1.8 million or 23.0% compared to last year’s third quarter as due to additions to key revenue-producing positions throughout the markets and annual merit increases for 2019. For the third quarter of 2019, merger-related expenses were $1.7 million related to the OLBK merger as compared to $10.8 million for the third quarter of 2018 related to the FTSB and FFKT mergers.

During the third quarter, the effective tax rate was 18.2% as compared to 16.7% last year, while the provision for income taxes increased $1.8 million to $8.3 million due to higher year-over-year pre-tax income.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2019	2018	2019	2018
Net interest income	$96,120	$89,933	$292,941	$245,469
Taxable equivalent adjustment to net interest income	1,265	1,415	4,105	4,045
Net interest income, fully taxable equivalent	$97,385	$91,348	$297,046	$249,514
Net interest spread, non-taxable equivalent	3.20%	3.21%	3.29%	3.16%
Benefit of net non-interest bearing liabilities	0.31%	0.24%	0.30%	0.22%
Net interest margin	3.51%	3.45%	3.59%	3.38%
Taxable equivalent adjustment	0.05%	0.05%	0.05%	0.06%
Net interest margin, fully taxable equivalent	3.56%	3.50%	3.64%	3.44%

Net interest income, which is WesBanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings.  Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $6.2 million or 6.9% in the third quarter of 2019 compared to the third quarter of 2018, due to a 4.8% increase in average earning asset balances, primarily driven by the acquisition of FFKT, which closed midway through the third quarter of 2018.  For the first nine months of 2019, net interest income increased $47.5 million or 19.3%.   Average loan balances increased 7.2% in the third quarter of 2019 primarily from the acquisition of FFKT compared to the third quarter of 2018. Portfolio loans increased slightly by 0.4% from last year which growth occurred in commercial and industrial, residential real estate and consumer loan categories. Overall loan growth was mitigated by lower home equity loan balances from lower demand as a result of tax changes, elevated levels of commercial real estate loans moving to the secondary market and continued deleveraging by commercial customers reflective of the current operating environment and higher cash levels from tax reform.  Total average deposits increased in the third quarter of 2019 by $459.3 million or 5.6% compared to the third quarter of 2018, due to organic growth and partially from the deposits acquired from FFKT.   The net interest margin increased by six basis points to 3.56% in the third quarter of 2019 from the same quarter of 2018.  The margin benefited from increases in the Federal Reserve’s target federal funds rate during 2018 and higher margins on the acquired FFKT assets, partially offset by higher funding costs and a flattening of the yield curve in 2019. Yields increased for all earning asset categories in 2019. The cost of interest bearing liabilities increased by 14 basis points from the third quarter of 2018 to the third quarter of 2019. The increase in the cost is primarily due to rate increases for larger balance customers in interest bearing demand deposits, which include public funds, and higher rates for certificates of deposit, customer repurchase agreements, short to medium-term Federal Home Loan Bank borrowings and junior subordinated debentures.  Approximately 13 basis points of accretion from FFKT and other prior acquisitions was included in the third quarter 2019 net interest margin compared to 11 basis points in the 2018 third quarter net interest margin.

Interest income increased $9.0 million or 8.3% in the third quarter of 2019 and $62.3 million or 21.2% in the first nine months of 2019 compared to the same periods of 2018 due to higher overall earning assets, particularly from the FTSB and FFKT acquisitions, and higher yields in every earning asset category.  Earning asset yields were influenced positively in the third quarter of 2019 compared to the third quarter of 2018 due to federal funds rate increases occurring through the first nine months of 2018.  Average loan balances increased $523.9 million or 7.2% in the third quarter of 2019 compared to the third quarter of 2018, due primarily to the acquisition of FFKT. Loan yields increased by 13 basis points during this same period to 4.88% from the previously mentioned federal funds rate increases and accretion from purchase accounting from the FFKT acquisition.  Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories.  In the third quarter of 2019, average loans represented 71.4% of average earning assets, an increase from 69.7% in the third quarter of 2018.  Average taxable securities balances increased $107.2 million or 4.9% from the third quarter of 2018, due to the securities acquired in the FFKT acquisition and increased purchases in 2019. Taxable securities yields increased by three basis points and tax-exempt securities yields increased by nine basis points in the third quarter of 2019 from the third quarter of 2018 due to higher average market rates on all securities acquired and purchased at the end of 2018 and beginning of 2019.  The recent flat and inverted yield curve has slightly mitigated yield increases over the third quarter of 2019. The average balance of tax-exempt securities, which have the highest yields within securities, decreased to 22.9% of total average securities in the third quarter of 2019 compared to 26.4% in the third quarter of 2018, primarily due to the sale of certain lower-yielding tax-exempt municipal securities late in the first quarter of 2019 and increased calls on tax-exempt securities in the third quarter as market rates began to decrease.

Total portfolio loans increased $30.3 million or 0.4% over the last twelve months, as originations continued to outpace paydowns.  Loan growth was achieved through $2.6 billion in total loan originations, led by $1.6 billion in business loan originations for the past twelve months.  Loan growth was driven by expanded market areas and additional commercial personnel in our core markets, and was partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their commercial real estate mortgages, and some financed projects were sold by their developers.

Interest expense increased $2.8 million or 15.0% in the third quarter of 2019 and $14.9 million or 30.9% for the nine months ended September 30, 2019 as compared to the same periods in 2018, due primarily to increases in the balances of interest bearing liabilities from the acquisitions of FTSB and FFKT and increases in the rates paid on all interest bearing liability categories. The cost of interest bearing liabilities increased by 14 basis points from the third quarter of 2018 to 1.09% in 2019.  Average interest bearing deposits increased $187.2 million or 3.1% from the third quarter of 2018, due to the acquisition of FFKT and increases in organic deposits.  The rate on interest bearing deposits increased 15 basis points from the third quarter of 2018, primarily from increases in rates on interest bearing public funds and for certain larger balance customers. Average non-interest bearing demand deposit balances increased from the third quarter of 2018 to the third quarter of 2019 by $272.1 million or 12.3% and were 28.5% of total average deposits at September 30, 2019, compared to 26.8% at September 30, 2018, partially reflecting the acquired FFKT non-interest bearing demand deposits and ongoing checking account marketing strategies. The increase in non-interest bearing deposits reflects positively on the net interest margin, as the benefit of non-interest bearing liabilities increased by seven basis points from the third quarter of 2018 to 2019. The average balance of FHLB borrowings decreased $146.5 million from the third quarter of 2018 to 2019; however, the average rate paid increased by 29 basis points to 2.51% over this same time period due to higher interest rates on new borrowings and the maturity of some legacy lower-rate borrowings in the first half of 2019. Average other borrowings and junior subordinated debt balances increased $25.1 million or 5.6% from the third quarter of 2018 to 2019, partially due to the acquisition of FFKT, and their average rates paid increased by 27 and 16 basis points, respectively, over this same time period due to increases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced. However, the increase was partially offset by a decrease in junior subordinated debt average balances due to the early redemption of $33.5 million of such debt during 2019.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$71,163	2.41%	$94,337	2.29%	$73,617	2.50%	$50,686	2.28%
Loans, net of unearned income (1)	7,751,724	4.88%	7,227,835	4.75%	7,704,212	4.99%	6,787,565	4.61%
Securities: (2)
Taxable	2,301,933	2.76%	2,194,708	2.73%	2,330,439	2.81%	2,038,978	2.66%
Tax-exempt (3)	684,164	3.52%	785,699	3.43%	744,949	3.50%	751,403	3.42%
Total securities	2,986,097	2.93%	2,980,407	2.91%	3,075,388	2.97%	2,790,381	2.87%
Other earning assets	53,181	6.80%	60,783	6.26%	51,954	7.12%	56,182	6.02%
Total earning assets (3)	10,862,165	4.34%	10,363,362	4.21%	10,905,171	4.41%	9,684,814	4.11%
Other assets	1,625,988		1,375,434		1,590,847		1,238,728
Total Assets	$12,488,153		$11,738,796		$12,496,018		$10,923,542

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,126,720	0.84%	$1,983,340	0.70%	$2,131,887	0.80%	$1,844,423	0.67%
Money market accounts	1,097,930	0.71%	1,111,341	0.49%	1,122,665	0.70%	1,051,104	0.42%
Savings deposits	1,686,267	0.20%	1,511,075	0.09%	1,674,262	0.16%	1,389,613	0.07%
Certificates of deposit	1,321,696	1.15%	1,439,658	0.90%	1,385,349	1.14%	1,366,109	0.86%
Total interest bearing deposits	6,232,613	0.71%	6,045,414	0.56%	6,314,163	0.69%	5,651,249	0.52%
Federal Home Loan Bank borrowings	1,048,401	2.51%	1,194,940	2.22%	1,036,464	2.49%	1,138,350	2.01%
Other borrowings	317,931	1.69%	269,342	1.42%	321,976	1.82%	249,030	1.34%
Subordinated debt and junior subordinated debt	156,561	5.26%	180,074	5.10%	169,944	5.37%	172,518	4.98%
Total interest bearing liabilities (1)	7,755,506	1.09%	7,689,770	0.95%	7,842,547	1.07%	7,211,147	0.89%
Non-interest bearing demand deposits	2,481,384		2,209,235		2,463,076		2,040,292
Other liabilities	153,729		120,302		139,761		127,699
Shareholders’ equity	2,097,534		1,719,489		2,050,634		1,544,404
Total Liabilities and Shareholders’ Equity	$12,488,153		$11,738,796		$12,496,018		$10,923,542
Taxable equivalent net interest spread		3.25%		3.26%		3.34%		3.22%
Taxable equivalent net interest margin		3.56%		3.50%		3.64%		3.44%

(1) Gross of allowance for loan losses and net of unearned income.  Includes non-accrual and loans held for sale.  Loan fees included in interest income on loans are $0.4 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $3.4 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively, and $13.0 million and $5.9 million for the nine months ended September 30, 2019 and 2018, respectively. Accretion on interest bearing liabilities acquired from prior acquisitions was $0.3 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively.

(2) Average yields on available-for-sale debt securities are calculated based on amortized cost.

(3) Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for each period presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For The Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	Compared to September 30, 2018			Compared to September 30, 2018
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(139)	$28	$(111)	$423	$91	$514
Loans, net of unearned income	6,400	2,364	8,764	33,132	19,879	53,011
Taxable securities	738	185	923	6,048	2,311	8,359
Tax-exempt securities (1)	(889)	173	(716)	(166)	453	287
Other earning assets	(126)	71	(55)	(201)	438	237
Total interest income change (1)	5,984	2,821	8,805	39,236	23,172	62,408
Increase (decrease) in interest expense:
Interest bearing demand deposits	266	722	988	1,556	2,019	3,575
Money market accounts	(17)	630	613	241	2,308	2,549
Savings deposits	45	464	509	185	1,108	1,293
Certificates of deposit	(285)	839	554	125	2,917	3,042
Federal Home Loan Bank borrowings	(873)	827	(46)	(1,634)	3,761	2,127
Other borrowings	190	198	388	850	1,045	1,895
Subordinated debt and junior subordinated debt	(310)	72	(238)	(97)	492	395
Total interest expense change	(984)	3,752	2,768	1,226	13,650	14,876
Net interest income increase (decrease) (1)	$6,968	$(931)	$6,037	$38,010	$9,522	$47,532

(1) Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 21%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb losses incurred within the loan portfolio.  The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb losses incurred on unfunded commitments.  The provision for credit losses increased to $4.1 million in the third quarter of 2019 compared to $1.0 million in the third quarter of 2018 due primarily to the increase in the provision for commercial real estate – improved property.  Non-performing loans were 0.52% of total loans as of September 30, 2019, increasing from 0.49% of total loans at the end of the third quarter of 2018. Non-performing assets were 0.57% of total loans and other real estate and repossessed assets as of September 30, 2019, decreasing from 0.58% at the end of the third quarter of 2018.  Criticized and classified loans were 2.24% of total loans, increasing from 1.01% as of September 30, 2018 primarily due to recent adjustments to the internal loan classification system which impacted risk grades. Past due loans at September 30, 2019 were 0.30% of total loans, compared to 0.26% at September 30, 2018. Annualized net loan charge-offs increased to 0.04% as of September 30, 2019 compared to (0.02)% as of September 30, 2018.  (Please see the Allowance for Credit Losses section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Trust fees	$6,425	$6,265	$160	2.6	$19,880	$18,520	$1,360	7.3
Service charges on deposits	7,056	6,313	743	11.8	19,803	16,282	3,521	21.6
Electronic banking fees	5,253	6,139	(886)	(14.4)	18,299	16,697	1,602	9.6
Net securities brokerage revenue	1,765	1,836	(71)	(3.9)	5,597	5,315	282	5.3
Bank-owned life insurance	1,373	1,232	141	11.4	4,032	5,116	(1,084)	(21.2)
Mortgage banking income	2,588	1,521	1,067	70.2	5,262	4,297	965	22.5
Payment processing fees	709	311	398	128.0	2,142	311	1,831	588.7
Net securities gains	235	84	151	179.8	3,800	403	3,397	842.9
Net gain on other real estate owned and other assets	158	150	8	5.3	670	641	29	4.5
Net insurance services revenue	812	806	6	0.7	2,507	2,409	98	4.1
Swap fee and valuation income	(381)	627	(1,008)	(160.8)	499	1,322	(823)	(62.3)
Other	957	940	17	1.8	3,387	2,402	985	41.0
Total non-interest income	$26,950	$26,224	$726	2.8	$85,878	$73,715	$12,163	16.5

Non-interest income is a significant source of revenue and an important part of WesBanco’s results of operations. WesBanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of WesBanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to WesBanco. For the third quarter of 2019, non-interest income increased $0.7 million or 2.8% compared to the third quarter of 2018 primarily due to the acquisition of FFKT, a $0.7 million increase in service charges on deposits and a $1.1 million increase in mortgage banking income. The increases were somewhat mitigated by a $0.9 million decrease in electronic banking fees and a $1.0 million decrease in swap fee and valuation income.  For the nine months ended September 30, 2019, non-interest income increased $12.1 million or 16.5% from the first nine months of 2018 for similar reasons for the three months ended, coupled with a $3.4 million increase in net securities gains.

Trust fees increased $0.2 million or 2.6% compared to the third quarter of 2018 due to the acquisition of FFKT and customer and revenue development initiatives, and were partially offset by a decrease in the market value of trust assets. Total trust assets have decreased $0.3 billion from $4.7 billion at September 30, 2018 to $4.4 billion at September 30, 2019. At September 30, 2019, trust assets include managed assets of $3.6 billion and non-managed (custodial) assets of $0.8 billion.  Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by WesBanco Trust and Investment Services, were $914.6 million as of September 30, 2019 and $963.7 million at September 30, 2018 and are included in managed assets.  Trust fees increased $1.4 million or 7.3% for the first nine months of 2019 compared to the same period in 2018.

Service charges on deposits increased $0.7 million or 11.8% for the third quarter of 2019 compared to the prior year period primarily because of the increased customer base from the FFKT acquisition. Included in service charges on deposits for the nine months ended September 30, 2019 is a $0.6 million negative adjustment for dormancy fees that will be remitted to the State of Kentucky for accounts that management has determined should have been escheated in prior periods by FFKT.

Electronic banking fees, which include debit card interchange fees, decreased $0.9 million or 14.4% compared to the third quarter of 2018 as this quarter reflected the beginning of the ongoing limitation on interchange fees for debit card processing that resulted from the Durbin amendment to the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act.  This limitation only applies to banks with greater than $10 billion in total assets.  Slightly offsetting the effect of the Durbin amendment is a higher volume of debit card transactions, mostly from the increased customer base from the FFKT acquisition.

Mortgage banking income increased $1.1 million or 70.2% from the third quarter of 2018 to the third quarter of 2019 and $1.0 million or 22.5% in the year-to-date period. For the first nine months of 2019, mortgage production was $452.4 million, which was an increase of 29.9% from the comparable 2018 period. For the nine months ended September 30, 2019, $205.0 million in mortgages were sold into the secondary market at a net margin of 2.7% as compared to $162.7 million at a net margin of 2.7% in the comparable 2018 period. Included in mortgage banking income and the calculation of net margin noted above is a $1.5 million loss and a $0.6 million gain from the fair value adjustments on loans held for sale, loan commitments and related derivatives for the nine months ended September 30, 2019 and 2018, respectively.

Payment processing fees are earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name FirstNet, which was acquired from FFKT on August 20, 2018. Payment processing fee income was $0.7 million and $2.1 million for the quarter and nine months ended September 30, 2019, respectively.

Swap fee and valuation income decreased $1.0 million or 160.8% for the third quarter of 2019 compared to the third quarter of 2018 and also decreased $0.8 million or 62.3% in the first nine months of 2019 compared to the first nine months of 2018 due to a decrease in the fair value of existing swaps resulting from the lower and inverted yield curve during 2019. The notional amount of existing loan swaps was $315.7 million and $234.4 million as of September 30, 2019 and 2018, respectively.

Net securities gains increased $3.4 million in the first nine months of 2019 compared to the same period of 2018, due to a gain of $2.6 million on the sale of WesBanco’s Visa Class B stock in the second quarter of 2019, which was held at a zero cost basis. WesBanco holds no additional shares of Visa Class B stock. Other gains contributing to the overall increase from 2018 are due to sales and calls of debt securities as well as higher market value adjustments on the deferred compensation portfolio.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Salaries and wages	$32,915	$30,335	$2,580	8.5	$95,501	$82,213	$13,288	16.2
Employee benefits	9,726	7,905	1,821	23.0	29,419	22,782	6,637	29.1
Net occupancy	5,392	4,957	435	8.8	16,343	13,715	2,628	19.2
Equipment	5,273	4,488	785	17.5	14,924	12,532	2,392	19.1
Marketing	1,505	1,446	59	4.1	4,002	3,967	35	0.9
FDIC insurance	(1,221)	789	(2,010)	(254.8)	1,287	2,315	(1,028)	(44.4)
Amortization of intangible assets	2,446	1,821	625	34.3	7,424	4,218	3,206	76.0
Restructuring and merger-related expenses	1,688	10,811	(9,123)	(84.4)	4,876	16,468	(11,592)	(70.4)
Franchise and other miscellaneous taxes	3,203	2,928	275	9.4	9,405	7,246	2,159	29.8
Consulting, regulatory, accounting and advisory fees	2,212	1,664	548	32.9	6,267	4,942	1,325	26.8
ATM and electronic banking interchange expenses	1,804	1,544	260	16.8	5,239	4,060	1,179	29.0
Postage and courier expenses	1,299	1,138	161	14.1	4,045	3,083	962	31.2
Legal fees	628	696	(68)	(9.8)	2,243	2,053	190	9.3
Communications	898	679	219	32.3	2,723	1,733	990	57.1
Supplies	1,055	828	227	27.4	3,301	2,293	1,008	44.0
Other real estate owned and foreclosure expenses	176	151	25	16.6	339	600	(261)	(43.5)
Other	4,269	3,940	329	8.4	12,314	10,014	2,300	23.0
Total non-interest expense	$73,268	$76,120	$(2,852)	(3.7)	$219,652	$194,234	$25,418	13.1

Non-interest expense in the third quarter of 2019 decreased $2.9 million or 3.7% compared to the same quarter in 2018.  Excluding merger-related expenses, non-interest expense increased $6.3 million or 9.6%, primarily due to the FFKT acquisition.  For the third quarter, salaries and wages increased $2.6 million, employee benefits increased $1.8 million, equipment increased $0.8 million and amortization of intangible assets increased $0.6 million, offset by a decrease of $2.0 million in FDIC insurance and $9.1 million in restructuring and merger-related expenses.  For the nine months ended September 30, 2019, non-interest expense increased $25.4 million or 13.1% from the first nine months of 2018 for similar reasons as for the three months ended.

Salaries and wages increased $2.6 million or 8.5% from the third quarter of 2018 due to increased compensation expense related to an increase in full-time equivalent (“FTE”) employees from the FFKT acquisition and from annual merit increases in the second quarter of 2019.  Employee benefits expense increased $1.8 million compared to the third quarter of 2018, due to a $3.3 million increase in health care costs.

Equipment costs increased $0.8 million or 17.5% compared to the third quarter of 2018, due to increases in service agreements expense from continuous improvements in technology and communication infrastructure, software costs and origination and customer support centers combined with the FFKT acquisition.

FDIC insurance expense decreased $2.0 million in the third quarter of 2019 as compared to the third quarter of 2018 and totaled an overall credit of ($1.2) million for the third quarter of 2019.  During September, the banking industry was notified by the FDIC that its deposit insurance fund (“DIF”) reached the required minimum reserve ratio of 1.38%, permitting the FDIC to offset current bank assessments with prior credits from 2016 through 2018 earned by banks with less than $10 billion in assets during that time period.  WesBanco recorded a credit of $2.4 million from WesBanco’s total DIF credit of $3.1 million, covering the FDIC insurance expense assessable at approximately $1.2 million per quarter for the second and third quarters.  The remaining credit of $0.7 million is anticipated to be recorded in the fourth quarter.

Amortization of intangible assets increased $0.6 million or 34.3% compared to the third quarter of 2018.  The FFKT acquisition added approximately $37.4 million in core deposit intangibles and $2.6 million in trust customer relationship intangibles.

Merger-related expenses in the third quarter of 2019 totaled $1.7 million, all of which were related to the OLBK acquisition that is anticipated to close in the fourth quarter of 2019, and decreased $9.1 million from the third quarter of 2018 during which the FFKT acquisition closed.

INCOME TAXES

The provision for income taxes increased $1.8 million or 27.9% in the third quarter of 2019 compared to the third quarter of 2018, primarily due to a $6.7 million or 17.1% increase in pre-tax income. The effective tax rate increased to 18.2% compared to 16.7% in the third quarter of 2018. For the nine months ended September 30, 2019, the provision for income taxes increased $6.4 million or 30.9% as compared to the prior year period. The effective tax rate for the first nine months of 2019 was 18.2% compared to 17.4% in the prior year period.

FINANCIAL CONDITION

Total assets and shareholders’ equity increased 1.1% and 6.2%, respectively, while deposits decreased 1.9%, compared to December 31, 2018. Total securities decreased $73.1 million or 2.3% from December 31, 2018 to September 30, 2019, primarily driven by the sale of lower yielding municipal securities and prepayments of mortgage-backed securities, and collateralized mortgage obligations, which were partially offset by a $60.0 million increase in unrealized gains in the available-for-sale portfolio. Total portfolio loans increased $100.5 million or 1.3%. Deposits decreased $167.3 million from year-end resulting from a 12.4% and a 5.0% decrease in certificates of deposit and money market deposits, respectively, which were partially offset by a 3.2% and a 0.4% increase in savings and demand deposits, respectively. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit, primarily for single-service customers, and customer preferences for other deposit types, coupled with a $14.0 million decrease in CDARS® balances. The increase in demand deposits and savings deposits is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Total borrowings increased 7.1% or $108.4 million during the first nine months of 2019 as new FHLB borrowings exceeded maturities by $106.9 million and other short-term borrowings increased $29.1 million, which were partially offset by $33.2 million of junior subordinated debentures redeemed during the first nine months of 2019. Total shareholders’ equity increased approximately $122.4 million or 6.2%, compared to December 31, 2018, primarily due to net income exceeding dividends for the period by $71.8 million and a $47.8 million other comprehensive income gain.

TABLE 6. COMPOSITION OF SECURITIES (1)

	September 30,	December 31,
(unaudited, dollars in thousands)	2019	2018	$ Change	% Change
Equity securities (at fair value)	$11,644	$11,737	$(93)	(0.8)
Available-for-sale debt securities (at fair value)
U.S. Treasury	29,878	19,878	10,000	50.3
U.S. Government sponsored entities and agencies	120,441	141,652	(21,211)	(15.0)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,681,065	1,561,255	119,810	7.7
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	188,305	168,972	19,333	11.4
Obligations of states and political subdivisions	151,363	185,114	(33,751)	(18.2)
Corporate debt securities	38,147	37,258	889	2.4
Total available-for-sale debt securities	$2,209,199	$2,114,129	$95,070	4.5
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$9,854	$10,823	$(969)	(9.0)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	129,797	148,300	(18,503)	(12.5)
Obligations of states and political subdivisions	679,932	828,520	(148,588)	(17.9)
Corporate debt securities	33,241	33,291	(50)	(0.2)
Total held-to-maturity debt securities	852,824	1,020,934	(168,110)	(16.5)
Total securities	$3,073,667	$3,146,800	$(73,133)	(2.3)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.71%	2.78%
As a % of total securities	72.3%	67.6%
Weighted average life (in years)	4.0	5.0
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.53%	3.47%
As a % of total securities	27.7%	32.4%
Weighted average life (in years)	3.6	4.6
Total securities:
Weighted average yield at the respective period end (2)	2.94%	3.00%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	3.9	4.2

(1) At September 30, 2019 and December 31, 2018, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of WesBanco’s shareholders’ equity.

(2) Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for WesBanco as well as a contributor to interest income, decreased  $73.1 million or 2.3% from December 31, 2018 to September 30, 2019.  Through the first nine months of 2019, the available-for-sale portfolio increased $95.1 million or 4.5%, while the held-to-maturity portfolio decreased $168.1 million or 16.5% due to calls of municipal securities in the current lower rate environment and the transfer of $67.4 million of held-to-maturity callable municipal securities to available-for-sale, with the adoption of ASU 2017-12 on January 1, 2019.  WesBanco elected to use the one-time transition election to transfer these securities as they were some of the lower yielding securities in the municipal portfolio, and subsequently sold $66.1 million of these securities at a $51 thousand net gain.  The weighted average yield of the portfolio decreased by 6 basis points from 3.00% at December 31, 2018 to 2.94% at September 30, 2019, primarily due to increased prepayment speeds on mortgage-backed securities as market rates declined in the second and third quarters. During the second quarter of 2019, WesBanco recorded a $2.6 million gain on the sale of its Visa class B stock, which was held at zero cost basis. WesBanco holds no additional shares of Visa class B stock.

Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2019 and December 31, 2018 were $24.7 million and ($21.5) million, respectively.  With approximately 28% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the category available-for-sale.

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

WesBanco’s municipal portfolio comprises 27.0% of the overall securities portfolio as of September 30, 2019 compared to 32.2% as of December 31, 2018, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	September 30, 2019		December 31, 2018
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$85,652	10.0	$101,557	10.0
Investment Grade - High	562,212	65.9	654,787	64.3
Investment Grade - Upper Medium	192,575	22.6	237,847	23.4
Investment Grade - Lower Medium	3,695	0.4	7,607	0.7
Not rated by either agency	9,235	1.1	16,595	1.6
Total municipal bond portfolio	$853,369	100.0	$1,018,393	100.0

(1) The lowest available rating was used when placing the bond into a category in the table.

(2) As of September 30, 2019 and December 31, 2018, there are no securities in the municipal portfolio rated below investment grade.

WesBanco’s municipal bond portfolio at September 30, 2019 consists of $180.0 million taxable (primarily Build America Bonds) and $673.4 million of tax-exempt general obligation and revenue bonds.  The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	September 30, 2019		December 31, 2018
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$580,374	68.0	$690,463	67.8
Revenue	272,995	32.0	327,930	32.2
Total municipal bond portfolio	$853,369	100.0	$1,018,393	100.0
Municipal bond issuer:
State Issued	$81,067	9.5	$98,468	9.7
Local Issued	772,302	90.5	919,925	90.3
Total municipal bond portfolio	$853,369	100.0	$1,018,393	100.0

WesBanco’s municipal bond portfolio is broadly spread across the United States.  The following table presents the top five states of municipal bond concentration based on total fair value at September 30, 2019:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	September 30, 2019
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$176,360	20.7
Ohio	98,140	11.5
Texas	85,178	10.0
Kentucky	45,389	5.3
Illinois	41,159	4.8
All other states (1)	407,143	47.7
Total municipal bond portfolio	$853,369	100.0

(1) WesBanco’s municipal bond portfolio contains obligations in the State of West Virginia totaling $37.7 million or 4.4% of the total municipal portfolio.

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

WesBanco is transitioning to a more objective internal loan grading system to reflect the credit quality of commercial loans.  Commercial loan risk grades are determined based on an evaluation of the relevant characteristics of each loan, assigned at inception and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan.  The primary factors used to determine the risk grade are the sufficiency, reliability and sustainability of the primary source of repayment and overall financial strength of the borrower.  The rating system more heavily weights the debt service coverage, leverage and loan to value factors to derive the risk grade.  Other factors that are considered at a lesser weighting include management, industry or property type risks, payment history, collateral or guarantees.

TABLE 10. COMPOSITION OF LOANS (1)

	September 30, 2019		December 31, 2018
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$510,404	6.6	$528,072	6.9
Improved property	3,344,249	43.0	3,325,623	43.4
Total commercial real estate	3,854,653	49.6	3,853,695	50.3
Commercial and industrial	1,332,275	17.1	1,265,460	16.5
Residential real estate	1,638,574	21.1	1,611,607	21.0
Home equity	587,745	7.5	599,331	7.8
Consumer	343,505	4.4	326,188	4.3
Total portfolio loans	7,756,752	99.7	7,656,281	99.9
Loans held for sale	20,715	0.3	8,994	0.1
Total loans	$7,777,467	100.0	$7,665,275	100.0

(1) Loans are presented gross of the allowance for loan losses and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $112.2 million or 1.5% from December 31, 2018 while portfolio loans increased $30.3 million or 0.4% over the last twelve months.  Total loan growth over the last twelve months was driven by strategic focus categories with 3.1% growth in commercial and industrial and 2.5% growth in residential real estate.  Home equity loan balances were down due to lower demand as a result of higher interest rates earlier in 2019 and tax changes.  Commercial real estate decreased due to elevated levels of commercial real estate loans that moved to the secondary financing market, and continued deleveraging by commercial customers reflective of the current operational environment and higher cash levels from tax reform.

Total loan commitments of $2.7 billion, including loans approved but not closed, increased $257.7 million or 10.7% from December 31, 2018 due primarily to loans approved but not closed and lines of credit.  The line utilization percentage for the commercial portfolio was 44.6% at September 30, 2019 and 47.6% at December 31, 2018.

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

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2019	December 31, 2018
Non-accrual loans:
Commercial real estate - land and construction	$554	$—
Commercial real estate - improved property	12,036	8,413
Commercial and industrial	2,374	3,260
Residential real estate	14,171	13,831
Home equity	5,299	4,610
Consumer	367	586
Total non-accrual loans (1)	34,801	30,700
TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	1,334	880
Commercial and industrial	185	168
Residential real estate	3,794	4,185
Home equity	477	426
Consumer	50	85
Total TDRs accruing interest (1)	5,840	5,744
Total non-performing loans	$40,641	$36,444
Other real estate owned and repossessed assets	3,678	7,265
Total non-performing assets	$44,319	$43,709
Non-performing loans/total portfolio loans	0.52%	0.48%
Non-performing assets/total assets	0.35%	0.35%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.57%	0.57%

(1) TDRs on nonaccrual of $1.3 million and $2.9 million at September 30, 2019 and December 31, 2018, respectively, are included in total nonaccrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, increased $4.2 million or 11.5%, from December 31, 2018, primarily due to WesBanco’s normal loan review process transferring two relationships in our acquired portfolio to non-accrual.  TDRs increased slightly by $0.1 million due to additions to the category being slightly higher than normal repayments.  (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $3.6 million from December 31, 2018 primarily due to continued efforts to liquidate properties as well as additional write-downs on other real estate owned properties acquired from FFKT.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	September 30, 2019	December 31, 2018
Loans past due 90 days or more:
Commercial real estate - land and construction	$834	$—
Commercial real estate - improved property	935	175
Commercial and industrial	229	13
Residential real estate	2,724	2,820
Home equity	420	705
Consumer	283	364
Total loans past due 90 days or more	5,425	4,077
Loans past due 30 to 89 days:
Commercial real estate - land and construction	211	1,412
Commercial real estate - improved property	5,728	4,439
Commercial and industrial	838	878
Residential real estate	6,073	6,542
Home equity	2,664	3,344
Consumer	2,392	2,954
Total loans past due 30 to 89 days	17,906	19,569
Total 30 days or more	$23,331	$23,646
Loans past due 90 days or more and accruing to total portfolio loans	0.07%	0.05%
Loans past due 30-89 days and accruing to total portfolio loans	0.23%	0.26%

Loans past due 30 days or more and accruing interest excluding non-accruals and TDRs decreased $0.3 million or 1.3% from December 31, 2018.  These loans continue to accrue interest because they are both well-secured and in the process of collection.  The decrease in the 30 to 89 days past due status was primarily due to a decrease in commercial real estate – land and construction, home equity and consumer.  These decreases were partially offset by an increase in commercial real estate – improved property category.  The 30 – 89 days past due represented 0.23% of total loans at September 30, 2019 and 0.26% at December 31, 2018.  Loans past due 90 days or more increased $1.3 million compared to December 31, 2018 and represented 0.07% of total loans at September 30, 2019 compared to 0.05% at December 31, 2018.  The continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions.

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses of $54.3 million represented 0.70% of total portfolio loans at September 30, 2019 compared to 0.64% as of December 31, 2018 and 0.63% as of September 30, 2018.  Included in the ratio is an allowance for acquired loans of $5.3 million at September 30, 2019, recorded since acquisition.

The allowance for loans individually-evaluated increased $1.5 million from December 31, 2018 to September 30, 2019.  The allowance for loans collectively-evaluated increased from December 31, 2018 to September 30, 2019 by $3.9 million.

The allowance for loan commitments was $1.6 million at September 30, 2019 as compared to $0.7 million at December 31, 2018, and is included in other liabilities on the Consolidated Balance Sheets. The increase in the allowance for loan commitments is due to one unfunded commitment of $7.5 million with a credit relationship that was downgraded to classified status in the first quarter.

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

The loss migration rate by internal risk grade is the primary factor for establishing the allowance for all commercial loans, and the portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans.  The categorization of loans as non-performing is not as significant a factor as the loss migration rate by risk grade or the segment loss history, although certain non-performing loans that carry specific reserves are also typically considered classified under the internal risk grading system.  Criticized and classified loans were 2.24% of total loans, increasing from 1.08% at December 31, 2018. Criticized and classified loans increased $91.0 million from December 31, 2018 to $174.0 million at September 30, 2019 primarily due to recent adjustments to the internal loan classification system which impacted risk grades on $49.5 million of commercial loans.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.  The overall allowance for loans increased due to the reasons noted in the above paragraph.  The allowance for commercial and industrial loan commitments increased due to the downgrade of a commercial and industrial loan (as previously noted) with a remaining undrawn commitment balance.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

(unaudited, dollars in thousands)	September 30, 2019	Percent of Total	December 31, 2018	Percent of Total
Allowance for loan losses:
Commercial real estate - land and construction	$4,042	7.2	$4,039	8.1
Commercial real estate - improved property	23,893	42.7	20,848	42.0
Commercial and industrial	13,788	24.6	12,114	24.4
Residential real estate	3,785	6.8	3,822	7.7
Home equity	4,565	8.2	4,356	8.8
Consumer	2,748	4.9	2,797	5.6
Deposit account overdrafts	1,496	2.7	972	1.8
Total allowance for loan losses	$54,317	97.1	$48,948	98.4
Allowance for loan commitments:
Commercial real estate - land and construction	$195	0.3	$169	0.4
Commercial real estate - improved property	24	0.0	33	0.1
Commercial and industrial	1,104	2.0	262	0.5
Residential real estate	15	0.0	12	0.0
Home equity	263	0.5	226	0.5
Consumer	38	0.1	39	0.1
Total allowance for loan commitments	1,639	2.9	741	1.6
Total allowance for credit losses	$55,956	100.0	$49,689	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio.  However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category.  Management believes the allowance for credit losses is appropriate to absorb probable losses at September 30, 2019.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Deposits
Non-interest bearing demand	$2,476,392	$2,441,041	$35,351	1.4
Interest bearing demand	2,128,581	2,146,508	(17,927)	(0.8)
Money market	1,085,732	1,142,925	(57,193)	(5.0)
Savings deposits	1,698,125	1,645,549	52,576	3.2
Certificates of deposit	1,275,533	1,455,610	(180,077)	(12.4)
Total deposits	$8,664,363	$8,831,633	$(167,270)	(1.9)

Deposits, which represent WesBanco’s primary source of funds, are offered in various account forms at various rates through WesBanco’s 199 financial centers.  The FDIC insures deposits up to $250,000 per account.

Total deposits decreased by $167.3 million or 1.9% during the first nine months of 2019.  Money market deposits and interest bearing demand deposits decreased 5.0% and 0.8%, respectively, which were partially offset by savings and non-interest bearing demand deposits increasing by 3.2% and 1.4%, respectively. The growth in non-interest bearing demand deposits and savings deposits is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in WesBanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through WesBanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $57.5 million at September 30, 2019 compared to $61.4 million at December 31, 2018.

Certificates of deposit decreased $180.1 million due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to WesBanco.  The decline was also impacted by customer run-off from the FTSB and FFKT acquisitions. WesBanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $35.4 million in outstanding balances at September 30, 2019, of which $14.0 million represented one-way buys, compared to $49.4 million in total outstanding balances at December 31, 2018, of which $22.0 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $273.3 million at September 30, 2019 compared to $323.2 million at December 31, 2018.  Certificates of deposit of $100,000 or more were approximately $582.3 million at September 30, 2019 compared to $684.6 million at December 31, 2018.  Certificates of deposit totaling approximately $764.4 million at September 30, 2019 with a cost of 1.22% are scheduled to mature within the next 12 months.  WesBanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits.  From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2019	December 31, 2018	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,161,092	$1,054,174	$106,918	10.1
Other short-term borrowings	325,247	290,522	34,725	12.0
Subordinated debt and junior subordinated debt	156,631	189,842	(33,211)	(17.5)
Total	$1,642,970	$1,534,538	$108,432	7.1

While borrowings are a significant source of funding for WesBanco, they are less significant as compared to total deposits. During the first nine months of 2019, FHLB borrowings increased $106.9 million, as $470.0 million in new advances offset $363.1 million in maturities, other principal paydowns and purchase accounting amortization. WesBanco extended the maturities of approximately $470.0 million of maturing FHLB borrowings in the first nine months with a prior cost of approximately 1.24%, at current short-term FHLB rates approximating 1.87% - 2.06%.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $325.2 million at September 30, 2019 compared to $290.5 million at December 31, 2018.  The increase is primarily due to a $28.5 million increase in overnight sweep checking accounts, coupled with a $29.0 million increase in federal funds purchased, which were partially offset by a $22.7 million decrease in callable repurchase agreements.

Subordinated debt and junior subordinated debt were $156.6 million at September 30, 2019 compared to $189.8 million at December 31, 2018. The decrease is primarily a result of the redemption of $33.5 million in junior subordinated debt during the first nine months of 2019, which were assumed in the FFKT acquisition.

WesBanco renewed and increased a revolving line of credit in August 2019, which is a senior obligation of the parent company, with another financial institution.  This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either September 30, 2019 or December 31, 2018.

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

CAPITAL RESOURCES

Shareholders' equity increased $122.4 million or 6.2% from $2.0 billion at December 31, 2018.  The increase resulted primarily from net income during the current nine-month period of $122.5 million and a $47.8 million other comprehensive income gain, which was partially offset by the declaration of common shareholder dividends totaling $50.7 million for the nine months ended September 30, 2019.  WesBanco also increased its quarterly dividend rate $0.02 per quarter to $0.31 per share in February, representing a 6.9% increase over the prior quarterly rate and a cumulative 121% increase since 2010.

WesBanco purchased 21,535 shares during the nine-month period ended September 30, 2019 under the current share repurchase plans. The shares were repurchased from employees for the payment of withholding taxes to facilitate stock compensation transactions. At September 30, 2019, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,071,000 shares. It is anticipated that as capital continue to grow, WesBanco may become more active in utilizing its existing board share repurchase authority.

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

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At September 30, 2019, regulatory capital levels for both the Bank and WesBanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to WesBanco. As of September 30, 2019, under FDIC regulations, WesBanco could receive, without prior regulatory approval, a dividend of approximately $154.7 million from the Bank.  WesBanco expects to continue to improve its consolidated and Bank capital ratios as necessary over time, to fund organic growth and acquisitions, primarily from retaining a majority of its earnings.

The following table summarizes risk-based capital amounts and ratios for WesBanco and the Bank for the periods indicated:

			September 30, 2019			December 31, 2018
	Minimum	Well			Minimum			Minimum
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount (1)	Amount	Ratio	Amount (1)
WesBanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,305,760	11.30%	$462,303	$1,258,605	10.74%	$468,824
Common equity Tier 1	4.50%	6.50%	1,175,760	13.87%	381,553	1,096,105	13.14%	375,254
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,305,760	15.40%	508,737	1,258,605	15.09%	500,338
Total capital to risk-weighted assets	8.00%	10.00%	1,386,955	16.36%	678,317	1,333,503	15.99%	667,118
WesBanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,166,677	10.11%	$461,587	$1,108,600	9.48%	$467,939
Common equity Tier 1	4.50%	6.50%	1,166,677	13.64%	384,987	1,108,600	13.30%	375,117
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,166,677	13.64%	513,316	1,108,600	13.30%	500,156
Total capital to risk-weighted assets	8.00%	10.00%	1,247,872	14.59%	684,421	1,183,498	14.20%	666,874

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

WesBanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands.  The ability to quickly convert assets to cash at a minimal loss is a primary function of WesBanco’s investment portfolio management. WesBanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. WesBanco’s net loans to assets ratio was 61.2% at September 30, 2019 and deposit balances funded 68.8% of assets.

The following table lists the sources of liquidity from assets at September 30, 2019 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$244,333
Securities with a maturity date within the next year and callable securities	314,890
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	357,229
Loans held for sale	20,715
Accruing loans scheduled to mature	969,322
Normal loan repayments	1,990,562
Total sources of liquidity expected within the next year	$3,897,051

(1) Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall WesBanco liquidity. Deposits totaled $8.7 billion at September 30, 2019. Deposit flows are impacted by current interest rates, products and rates offered by WesBanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $764.4 million at September 30, 2019, which includes jumbo regular certificates of deposit totaling $346.5 million with a weighted-average cost of 1.67%, and jumbo CDARS® deposits of $23.5 million with a weighted-average cost of 1.68%.

WesBanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $2.2 billion and $2.3 billion at September 30, 2019 and December 31, 2018, respectively.  The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation.  WesBanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At September 30, 2019, the Bank had unpledged available-for-sale securities with an amortized cost of $423.0 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings.  Available liquidity through the sale of investment securities is currently limited, as only approximately 19.9% of the available-for-sale portfolio is unpledged, due to the pledging agreements that WesBanco has with their public deposit customers.  Public deposit balances have increased significantly through the ESB, YCB, FTSB and FFKT acquisitions.  WesBanco’s held-to-maturity portfolio currently contains $580.0 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio.  If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to WesBanco for some time, less dividends declared ad share repurchased.

WesBanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby WesBanco pledges certain consumer loans as collateral for borrowings. At September 30, 2019, WesBanco had a BIC line of credit totaling $193.7 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, of which $29.0 million was outstanding at September 30, 2019, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $325.2 million at September 30, 2019 consisted of callable repurchase agreements, overnight sweep checking accounts for large commercial customers, and federal funds purchased.  There has not been a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during the first nine months of 2019.  The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $116.3 million in cash and investments on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at September 30, 2019.  WesBanco is in compliance with all loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2019, under FDIC and State of West Virginia regulations, WesBanco could receive, without prior regulatory approval, dividends of approximately $154.7 million from the Bank.  Management believes these are appropriate levels of cash for the parent company given the current environment.  Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

WesBanco had outstanding commitments to extend credit in the ordinary course of business approximating $2.7 billion and $2.5 billion at September 30, 2019 and December 31, 2018, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 12, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 -  400 basis points across the entire yield curve, as compared to a stable rate environment or base model.  WesBanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10% - 20% or less of net interest income from the stable rate base model over a twelve-month period.  The table below shows WesBanco’s interest rate sensitivity at September 30, 2019 and December 31, 2018, assuming the above-noted interest rate increases as compared to a base model.  In the current interest rate environment, particularly for short-term rates, the 200 – 400 basis point decreasing changes for September 30, 2019 and the 300 – 400 basis point decreasing changes for December 31, 2018 are not shown due to the unrealistic nature of results associated with short-term negative rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2019	December 31, 2018	Guidelines
+400	10.8%	7.6%	(20.0%)
+300	8.7%	6.4%	(15.0%)
+200	6.2%	3.9%	(12.5%)
+100	3.6%	2.1%	(10.0%)
-100	(5.9%)	(2.1%)	(10.0%)
-200	N/A	(5.8%)	(12.5%)

As per the table above, the earnings sensitivity simulation model at September 30, 2019 currently projects that net interest income for the next twelve-month period would decrease by 5.9% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.1% - 5.8% if rates were to fall between 100 – 200 basis points as of December 31, 2018. For rising rate scenarios, net interest income would increase by between 3.6% - 10.8% if rates were to increase by between 100 - 400 basis points as of September 30, 2019, compared to increases of between 2.1% - 7.6% as of December 31, 2018. The higher asset sensitivity is due to the impact of the lower rate and yield curve environment on base case net interest income and the related calculation of parallel rate shock changes in rising and falling rate scenarios.

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

The balance sheet shows somewhat higher asset sensitivity as of September 30, 2019, as compared to December 31, 2018, with differences resulting from changes in the mix of, and growth in, various earning assets and costing liabilities, as well as adjustments for various modeling assumptions such as deposit beta rates, decay rates for non-maturity deposits and loan prepayment speeds. Generally, deposit betas utilized in the parallel rate shock and “most likely” models are estimated at a higher percentage for potential rate increase scenarios than has been the Bank’s experience to date through nine federal funds rate increases from 2015 - 2018, in acknowledgement of competitive factors in our market areas and as public funds and institutional contract terms are renewed upon customer request or at maturity. The total deposit beta for interest-bearing transaction accounts, other than certificates of deposit, was 40% or 10 basis points for the trailing twelve months, reflecting a lag for the several rate increases experienced in 2018 to the first half of 2019. Deposit decay rates and loan prepayment speeds are adjusted periodically for loans and non-maturity deposit products. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, mortgage-related extension risk and other factors. In a decreasing rate environment, the Company’s asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons. Commercial loans with floors currently average 4.26% on approximately $1.4 billion or 28% of total commercial loans at September 30, 2019, as compared to $1.5 billion averaging 4.27% or 29% of commercial loans at December 31, 2018. Approximately 38% or $538.8 million of these loans are currently priced at their floor, as compared to 38% or $570.5 million at December 31, 2018. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate, or for reasons related to next repricing dates, although some customers may request rates below existing contractual floors, which we may grant for competitive reasons.

WesBanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios.  Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates.  The following table presents these results and WesBanco’s policy limits as of September 30, 2019 and December 31, 2018, with the change since year-end related to significant changes in interest rates and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	September 30, 2019	December 31, 2018	Guidelines
+400	5.9%	(17.2%)	(40.0%)
+300	6.2%	(12.6%)	(30.0%)
+200	6.3%	(10.8%)	(20.0%)
+100	5.3%	(4.8%)	(10.0%)
-100	(9.7%)	2.7%	(10.0%)
-200	N/A	2.3%	(20.0%)

The net interest margin increased 20 basis points for the first nine months of 2019 to 3.64% as compared to the same period last year and 6 basis points for the third quarter to 3.56% compared to last year, while it was 11 basis points below the second quarter’s net interest margin of 3.67%. The increase from last year’s first nine months and third quarter was primarily due to higher non-interest bearing deposits, lower than projected deposit betas and the contribution from FFKT’s higher margin assets post-acquisition, plus higher purchase accounting from acquisitions. The core net interest margin, net of purchase accounting-related accretion, was 3.43% and 3.47% for the three and nine month periods, respectively, as compared to 3.39% and 3.34% last year. It was six basis points lower than the second quarter’s 3.49%. Currently, the federal funds market is anticipating that the Federal Reserve Board may decrease short-term rates by 25 - 50 basis points prior to year-end or in the first quarter of 2020, which if such scenario occurs, would result in lower net interest income and margin, as the Company remains asset sensitive, suggesting that earning assets repricing downward may occur at a faster pace than reductions in deposit or borrowing rates. The current flat-to-inverted yield curve environment has reduced our base case assumption about net interest income and margin for the balance of the year as compared to expectations in the fourth quarter of 2018, which anticipated a continuing rising rate environment and a higher core margin. It is currently expected that the core net interest margin will slightly decline by a few basis points over the remainder of the year, excluding purchase accounting.  On a total margin basis including purchase accounting accretion, the margin may decline several basis points as such accretion diminishes over time. Management’s modeling currently includes one 25 basis point decrease in the federal funds rate over the remainder of the year. The shape of the yield curve, changes to deposit betas or rates beyond current modeling assumptions as well as an inability to lower deposit rates in a declining rate scenario, or adjustments to the mix of earning assets and costing liabilities, may have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Certificates of deposit totaling approximately $764.4 million mature within the next year at an average cost of 1.22%; replacement borrowings are currently more expensive than the average runoff rate of these certificates of deposit.  Maturing borrowings’ replacement rates are generally slightly lower than the cost of the maturing borrowings’ average rate as short-term rates decline; however, management may elect to lengthen the maturing borrowings’ terms at a higher cost for liquidity and/or asset/liability management purposes. Transaction account growth helps to control such factors and limit overall deposit costs.

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

In anticipation of the potential discontinuance of the London Interbank Offered Rate (LIBOR) at the end of 2021, WesBanco has created a LIBOR transition committee, which has broken the Company’s transition efforts into two phases. The first phase is adding additional language to new loans that allows WesBanco to replace LIBOR with an equivalent rate index and adjust the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also included in the first phase is WesBanco transitioning from the LIBOR swap curve to treasury rates when repricing certain loans. The second phase is transitioning current variable loans tied to LIBOR or on a LIBOR swap curve. WesBanco is currently quantifying the dollar amount and number of loans that extend beyond 2021.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in WesBanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, WesBanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Old Line Bancshares, Inc. (“Old Line”) and its individual directors were named as defendants in a suit filed on October 1, 2019, styled Gabriel v. Old Line Bancshares, Inc., Case No. 19-CV-9095, in the United States District Court for the Southern District of New York, alleging violations of the Securities Exchange Act of 1934 in connection with the proposed transactions contemplated by the previously announced Agreement and Plan of Merger, dated as of July 23, 2019, by and among Wesbanco, Inc. (“Wesbanco”), Wesbanco Bank, Inc., Old Line, and Old Line Bank, pursuant to which Old Line will merge with and into Wesbanco (the “Merger”).  The complaint alleges, among other things, that the proxy material filed by Old Line Bancshares in connection with the special meeting of Old Line stockholders to consider the Merger contained materially misleading and incomplete information.  The complaint seeks injunctive relief and damages.  By Order entered October 7, 2019, the District Court established a deadline of October 10, 2019, for the filing of a request for a preliminary injunction and no such motion was timely filed.  Wesbanco does not believe that a material risk to the proposed Merger related to such proceeding is reasonably possible.  However, at this time, it is not possible to predict the outcome of the lawsuit or the impact, if any, on Wesbanco, Old Line Bancshares or the Merger.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2019, WesBanco had two active one million share stock repurchase plans. The first plan was originally approved by the Board of Directors on March 21, 2007 and the second, which is incremental to the first, was approved October 22, 2015.  Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans.  The timing, price and quantity of purchases are at the discretion of WesBanco, and the plan may be discontinued or suspended at any time.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2019				1,076,780

July 1, 2019 to July 31, 2019
Open market repurchases	—	—	—	1,076,780
Other transactions (1)	21,661	$38.82	N/A	N/A

August 1, 2019 to August 31, 2019
Open market repurchases	—	—	—	1,076,780
Other transactions (1)	1,867	$34.56	N/A	N/A

September 1, 2019 to September 30, 2019
Open market repurchases	—	—	—	1,076,780
Other repurchases (2)	5,780	$36.02	5,780	1,071,000
Other transactions (1)	1,589	36.72	N/A	N/A
Third Quarter 2019
Open market repurchases	—	—	—	1,076,780
Other repurchases (2)	5,780	$36.02	5,780	1,071,000
Other transactions (1)	25,117	38.37	—	—
Total	30,897	$37.93	5,780	1,071,000

(1) Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.

(2) Consists of shares purchased from employees for the payment of withholding taxes to facilitate a vested restricted stock compensation transaction.

N/A – Not applicable

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger dated July 23, 2019 by and between Wesbanco, Inc., Wesbanco Bank, Inc., Old Line Bancshares, Inc. and Old Line Bank (incorporated by reference to Exhibit 2.1 of Form 8-K filed by Wesbanco, Inc. with the Securities and Exchange Commission on July 23, 2019).

10.1

Amendment to Loan Documents between Wesbanco, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Wesbanco, Inc. with the Securities and Exchange Commission on September 6, 2019).

10.2

Amended and Restated Committed Line of Credit Note between Wesbanco, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 of Form 8-K filed by Wesbanco, Inc. with the Securities and Exchange Commission on September 6, 2019).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: October 31, 2019	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2019	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)