Form 10-K
period 2019-12-31
WESBANCO INC
filed 2020-02-28
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2019, determined using a per share closing price on that date of $38.55, was $1,997,942,685.

As of February 20, 2020, there were 67,542,193 shares of Wesbanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Wesbanco, Inc.’s definitive proxy statement which will be filed by April 30, 2020 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2020 are incorporated by reference into Part III of this Form 10-K.

WESBANCO, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

GENERAL

Wesbanco, Inc. (“Wesbanco” or the “Company”), a bank holding company incorporated in 1968 and headquartered in Wheeling, West Virginia, offers a full range of financial services including retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco offers these services through two reportable segments, community banking and trust and investment services. For additional information regarding Wesbanco’s business segments, please refer to Note 24, “Business Segments” in the Consolidated Financial Statements.

As of December 31, 2019, Wesbanco operated one commercial bank, Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”), through 236 branches and 227 ATM machines located in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. Total assets of Wesbanco as of December 31, 2019 approximated $15.7 billion. Wesbanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment was approximately $4.7 billion as of December 31, 2019. These assets are held by Wesbanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

On April 5, 2018, Wesbanco completed the acquisition of First Sentry Bancshares, Inc. (“FTSB”), a bank holding company headquartered in Huntington, West Virginia, with approximately $704.8 million in assets excluding goodwill, $590.1 million in total deposits, and $447.3 million in total loans, and five branches in West Virginia. The transaction enhanced Wesbanco’s overall market share in the state of West Virginia and added a new metropolitan statistical area (“MSA”) in the Huntington, West Virginia area, which is west of Wesbanco’s existing Charleston, West Virginia MSA.

On August 20, 2018, Wesbanco completed the acquisition of Farmers Capital Bank Corp. (“FFKT”), a bank holding company headquartered in Frankfort, Kentucky with approximately $1.6 billion in assets excluding goodwill, $1.3 billion in total deposits and $1.0 billion in total loans, and 34 branches in Kentucky. The transaction expanded Wesbanco’s existing franchise in Kentucky by adding a new MSA in the state capital of Frankfort, while enhancing Wesbanco’s present market position in the Louisville, Lexington and Elizabethtown MSA’s. We also added locations in northern Kentucky to our Cincinnati, Ohio MSA.

On November 22, 2019, Wesbanco completed the acquisition of Old Line Bancshares, Inc. (“OLBK”), a bank holding company headquartered in Bowie, Maryland with approximately $3.0 billion in assets excluding goodwill, $2.4 billion in total deposits and $2.5 billion in total loans, and 37 branches in Maryland. The transaction expanded Wesbanco’s franchise into Maryland by adding four new MSAs in the Washington D.C. area, Baltimore area, Lexington Park, Maryland area and Frederick – Gaithersburg – Rockville, Maryland area.

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

Kentuckiana Real Estate Holdings, LLC, and Southern Indiana Real Estate Holdings, LLC, are Indiana and Kentucky-based limited liability corporations, and they hold certain real estate properties in those markets. In addition, FAH, LLC, WSB Realty, LLC and Flagship Acquisitions Trust, which were acquired from OLBK and are Maryland limited liability corporations, hold certain real estate properties located in the Maryland area. Each of these entities are wholly owned subsidiaries of Wesbanco Bank.

CBIN Insurance Inc. is a captive insurance company, which issues policies to Wesbanco’s banking subsidiaries for certain risks that are not covered by the Company’s commercial insurances policies purchased from third-party carriers. FFKT Insurance Services, Inc. is a captive insurance company, which was acquired from FFKT. This company was dissolved in 2019.

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

As of December 31, 2019, none of Wesbanco’s subsidiaries were engaged in any operations in foreign countries, and only one had any transactions with customers in foreign countries. The Bank provides letters of credit internationally for certain domestic customers and provides international wire services through a third-party correspondent bank.

EMPLOYEES

There were 2,705 full-time equivalent employees employed by Wesbanco and its subsidiaries as of December 31, 2019. None of the employees were represented by collective bargaining agreements. Wesbanco believes its employee relations to be satisfactory.

WEB SITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of Wesbanco’s electronic filings for 2019 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on Wesbanco’s website, www.wesbanco.com, in the “About Us” section through the “Investor Relations” link as soon as reasonably practicable after Wesbanco files such material with, or furnishes it to, the SEC. Wesbanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2019, Wesbanco will provide, without charge, a printed copy of this 2019 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: John Iannone, Wesbanco, Inc., 1 Bank Plaza, Wheeling, West Virginia 26003 (304) 905-7021.

COMPETITION

Competition in the form of price and service from other banks, including local, regional and national banks and financial companies such as savings and loan companies, internet banks, payday lenders, money services businesses, credit unions, finance companies, brokerage firms and other non-banking companies providing various regulated and non-regulated financial services and products, is intense in most of the markets served by Wesbanco and its subsidiaries. Wesbanco’s trust and investment services segment receives competition from commercial banks, trust companies, mutual fund companies, investment advisory firms, law firms, brokerage firms, and other financial services companies. As a result of consolidation within the financial services industry, mergers between, and the expansion of, financial institutions both within and outside of Wesbanco’s major markets have provided significant competitive pressure in those markets. Many of Wesbanco’s competitors have greater resources and, as such, may have higher lending limits and may offer other products and services that are not provided by Wesbanco. Wesbanco generally competes on the basis of superior customer service and responsiveness to customer needs, available loan and deposit products, rates of interest charged on loans, rates of interest paid for deposits, and the availability and pricing of trust, brokerage and insurance services. As a result of Wesbanco’s expansion into certain larger metropolitan markets, it has faced entrenched larger bank competitors with an already existing customer base that may far exceed Wesbanco’s initial entry position into those markets. As a result, Wesbanco may be forced to compete more aggressively for loans, deposits, trust and insurance products to grow its market share, potentially reducing its current and future profit potential from such markets.

SUPERVISION AND REGULATION

As a bank holding company and a financial holding company under federal law, Wesbanco is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. Wesbanco also is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of certain voting shares of other banks, as described below, and for certain capital actions. Since Wesbanco is both a bank holding company and a financial holding company, Wesbanco can offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related to banking, securities underwriting, insurance (both underwriting and agency) and merchant banking. Wesbanco is now subject to enhanced supervision from the Federal Reserve Board and its primary banking regulators due to its exceeding the $10 billion asset threshold, and seeks to ensure that sufficient resources are allocated to safety and soundness compliance with applicable laws, such as the Bank Secrecy Act (“BSA”), anti-money laundering (“AML”) regulations, and the Community Reinvestment Act (“CRA”), among others, risk management and internal audit, among other functions, so that the enhanced demands of the Federal Reserve Board and its primary banking regulators are met.

As indicated above, Wesbanco presently operates one bank subsidiary, Wesbanco Bank, which is a West Virginia banking corporation but is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (the “FDIC”) the West Virginia Division of Financial Institutions (“WVDIF”) and the Consumer Financial Protection Bureau (“CFPB”) because its assets exceed $10 billion. The deposits of Wesbanco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. Wesbanco’s non-bank subsidiaries are subject to examination and supervision by the Federal Reserve Board and specifically, the Federal Reserve Bank of Cleveland, Ohio (“Federal Reserve”) and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC, the Financial Institution Regulatory Authority, Inc. (“FINRA”), the Municipal Securities Rulemaking Board and the Securities Investors Protection Corporation (“SIPC”). Wesbanco Bank maintains one designated financial subsidiary, Wesbanco Insurance, which, as indicated above, is a multi-line insurance agency specializing in property, casualty, life and title insurance, with benefit plan sales and administration for personal and commercial clients. As a result of exceeding the $10 billion asset threshold, Wesbanco Bank is now subject to enhanced prudential supervision from both the FDIC and WVDIF as part of their large bank supervision program.

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

HOLDING COMPANY REGULATIONS

As indicated above, Wesbanco has one state-chartered bank subsidiary, Wesbanco Bank, as well as non-bank subsidiaries, which are described further in “Item 1. Business—General” section of this Annual Report on Form 10-K. The subsidiary bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary bank with the parent and any non-bank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary bank. “Covered transactions” include loans or extensions of credit to an affiliate (including repurchase agreements), purchases of or investments in securities issued by an affiliate, purchases of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, certain transactions that involve borrowing or lending securities, and certain derivative transactions with an affiliate. Such covered transactions between the subsidiary bank and any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary bank’s capital and surplus. Furthermore, such loans or extensions of credit, guarantees, acceptances and letters of credit, and any credit exposure resulting from securities borrowing or lending transactions or derivatives transactions, are required to be secured by collateral at all times in amounts specified by law. In addition, all covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to Wesbanco’s shareholders. For the year ended December 31, 2019, Wesbanco declared cash dividends to its common shareholders of approximately $71.8 million.

As of December 31, 2019, Wesbanco Bank was “well capitalized” under the definition in Section 325.103 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 325.105 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. Effective January 1, 2016, Wesbanco Bank and Wesbanco became subject to “capital conservation buffer” rules, phased in over a four year period which end in 2019, which requires Wesbanco and Wesbanco Bank to have capital levels above the regulatory minimums to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

All financial institutions are subject to the prompt corrective action provisions set forth in Section 38 of the Federal Deposit Insurance Act (the “FDI Act”) and the provisions set forth in Section 308.201 of the FDIC Regulations. Immediately upon a state non-member bank receiving notice, or being deemed to have notice, that the bank is undercapitalized, significantly undercapitalized, or critically undercapitalized, as defined in Section 324.403 of the FDIC Regulations, the bank is precluded from being able to pay dividends to its shareholders based upon the requirements in Section 38(d) of the FDI Act, 12. U.S.C. § 1831o(d).

In addition, with respect to possible dividends by the Bank, under Section 31A-4-25 of the West Virginia Code, the prior approval of the West Virginia Commissioner of Financial Institutions would be required if the total of all dividends declared by the Bank in any calendar year would exceed the total of the Bank’s net profits for that year combined with its retained net profits of the preceding two years. Further, Section 31A-4-25 limits the ability of a West Virginia banking institution to pay dividends until the surplus fund of the banking institution equals the common stock of the banking institution and if certain specified amounts of recent profits of the banking institution have not been carried to the surplus fund.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2019, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $166.9 million from Wesbanco Bank. Additional information regarding dividend restrictions is set forth in Note 22, “Regulatory Matters,” in the Consolidated Financial Statements.

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

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. In 2019, Wesbanco Bank paid deposit insurance premiums of $2.1 million, compared to $3.0 million and $3.2 million in 2018 and 2017, respectively. The decrease in 2019 was due to Wesbanco Bank’s small bank assessment credit of $3.1 million, all of which was used to offset the second and third quarter 2019 FDIC insurance invoices, and a portion of the fourth quarter. These credits offset Wesbanco Bank’s higher calculated assessment in 2019, as Wesbanco Bank is now a large bank with assets above $10 billion utilizing a more complex calculation with additional loan and other risk factors.

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

The federal regulatory authorities’ risk-based capital guidelines are currently based upon agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee issued a strengthened set of international capital and liquidity standards for banks and bank holding companies, known as “Basel III.” In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. The rule was effective January 1, 2015, subject to a transition period providing for full implementation on January 1, 2019. The Economic Growth, Regulatory Relief, and Consumer Protection (“EGRRCPA”) Act, enacted into law in May 2018, exempts banks with total consolidated assets of less than $10 billion that exceed the community bank leverage ratio from the capital requirements under Basel III. Wesbanco Bank’s assets are in excess of $10 billion, however, so the exemption is not applicable.

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

The Federal Reserve Board has established the following minimum capital levels banks and bank holding companies are required to maintain as a percentage of risk-weighted assets (including various off-balance sheet items): (i) CET1 of at least 4.5%, (ii) Tier 1 capital ratio of at least 6%, (iii) total capital ratio (Tier 1 and Tier 2 capital) of at least 8%; and (iv) a non-risk-based leverage ratio (Tier 1 capital to average consolidated assets) of 4%. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Balance sheet and off-balance sheet exposures are assigned to one of several risk-weights primarily based on relative credit risk. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk-weightings, and other factors. Additionally, with the final capital rule fully implemented as of January 1, 2019, an institution is required to maintain a 2.5% common equity Tier 1 capital conservation buffer over the minimum risk-based capital requirements to avoid restrictions on the ability to pay dividends, discretionary bonuses to executive officers, and engage in share repurchases.

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

As of December 31, 2019, Wesbanco’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 12.89%, 12.89%, and 15.12%, respectively. Wesbanco made a timely permanent election to exclude accumulated other comprehensive income from regulatory capital. As of December 31, 2019, Wesbanco Bank also had capital in excess of the minimum requirements. Neither Wesbanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2019, Wesbanco’s leverage ratio was 11.30%.

As of December 31, 2019, Wesbanco had $199.9 million in subordinated and junior subordinated debt on its Consolidated Balance Sheets, which includes $138.2 million of junior subordinated debt. For regulatory purposes, Trust Preferred Securities totaling $136.5 million underlying such junior subordinated debt were included in Tier 1 capital as of December 31, 2019, in accordance with regulatory reporting requirements. In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, permits bank holding companies with consolidated assets of less than $15 billion, which Wesbanco was through September 30, 2019, to continue counting existing trust preferred securities as Tier 1 capital until they mature. The final Basel III capital rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions of less than $15 billion in size, subject to a 25% limit of Tier 1 capital. The amount of trust preferred securities and certain other elements in excess of the 25% limit may be included in Tier 2 capital, subject to restrictions. At December 31, 2019, Wesbanco’s total assets had increased beyond $15 billion due to its merger with OLBK; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits. For more information regarding trust preferred securities, please refer to Note 11, “Subordinated and Junior Subordinated Debt” in the Consolidated Financial Statements.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a new common equity Tier 1 ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio or common equity Tier 1 ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. At December 31, 2019, Wesbanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

The Volcker Rule and the final rules jointly issued by federal banking agencies implementing the rule’s provisions limit Wesbanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in hedge funds or private equity funds. The Volcker Rule also includes certain compliance program requirements that apply to banking entities that engage in permissible proprietary trading or permitted covered fund activities. The federal banking agencies recently revised the Volcker Rule compliance requirements, effective January 1, 2020.  Under the new rule, banking entities that, together with their affiliates and subsidiaries, have an average gross sum of trading assets and liabilities (excluding obligations of or guaranteed by the United States or an agency of the United States) of less than $1 billion for four (4) consecutive quarters are presumed to be in compliance with the Volcker Rule’s restrictions on proprietary trading and acquisition or retention of ownership interests in covered funds.  Consequently such banking entities do not have an affirmative obligation to demonstrate compliance with such restrictions (“limited trading compliance presumption”). Wesbanco meets the limited trading compliance presumption because its gross consolidated trading assets and liabilities have been below $1 billion for four consecutive quarters.

Additionally, an interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. This interim final rule was effective April 1, 2014 and did not have a material impact on Wesbanco for the year ended December 31, 2019.

The Federal Reserve Board revised the Volcker Rule, issuing a final rule in November 2019. Under the new rule, banking entities with gross consolidated trading assets and liabilities between $1 billion and $20 billion will be subject to a simplified compliance program because they will be considered to have “moderate” trading assets. The new rule is effective January 1, 2020; however, Wesbanco is not subject to the moderate trading compliance program because we have gross consolidated trading assets and liabilities below $1 billion.

Passed in 2011, the Durbin Amendment requires the Federal Reserve to limit fee charges to retailers for debit card processing. The Federal Reserve Board promulgated Regulation II (Debit Card Interchange Fees and Routing) that limits the interchange fees paid by merchants to issuers when their debit cards are used as payment. An issuer is defined as “any person that authorizes the use of the debit card to perform an electronic debit transaction.” The application of the Durbin Amendment is determined by whether the issuer, together with its affiliates, has $10 billion in assets as of the end of the calendar year preceding the date of the electronic debit transaction. An affiliate is defined as “any company that controls, or is controlled by, or is under common control with another company.” Therefore, if an insured institution issues a debit card and it, together with its affiliates, has assets exceeding $10 billion, it is subject to this rule. The rule caps debit card interchange fees (also known as swipe fees) at $0.21 plus an additional 0.05% of the value of the transaction. Previously, the average interchange fee was approximately $0.44 per transaction for an insured institution. Financial institutions with more than $10 billion in assets by the year-end assessment deadline are subject to the cap on interchange income in July of the following year. Wesbanco and the Bank were subject to the requirements imposed by the Durbin Amendment because, for purposes of determining whether an issuer has $10 billion in assets, the assets of the institution and its affiliates are combined, effective for transactions beginning in July of 2019.

Additionally, section 165(i)(2) of the Dodd-Frank Act—as amended by the Economic Growth, Regulatory Relief and Consumer Protection EGRRCPA, requires annual company-run stress tests for bank holding companies with total consolidated assets greater than $100 billion.

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

If the Dodd-Frank Act stress test rules were to apply at some point in the future, Wesbanco would have to assess the potential impact of a minimum of three macroeconomic scenarios—baseline, adverse, and severely adverse—on its consolidated losses, revenues, balance sheets (including risk-weighted assets) and capital. Each scenario includes economic variables, including macroeconomic activity, unemployment, exchange rates, prices, incomes and interest rates. The adverse and severely adverse scenarios are not forecasts, but rather hypothetical scenarios designed to assess the strength and resilience of financial institutions. Additionally, Wesbanco would have to publicly disclose these test results on an annual basis. The required summary of results could be published on Wesbanco’s web site or in any other forum that is reasonably accessible to the public.

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

All banks and other insured depository institutions will have increased authority to open new branches across state lines (discussed above under “Item 1. Business—Supervision and Regulation”). A provision authorizing insured depository institutions to pay interest on checking accounts will likely increase Wesbanco’s interest expenses. The Consumer Financial Protection Bureau, a federal agency created by the Dodd-Frank Act, has the authority to write rules implementing numerous consumer protection laws applicable to all banks (discussed below under “Item 1. Business—Consumer Protection Laws”).

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, all banks are subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (“RESPA”), the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. The CFPB has consolidated the authority to write regulations implementing these and other laws. Wesbanco’s other subsidiaries that provide services relating to consumer financial products and services are subject to the CFPB’s regulations. As an institution with assets of less than $10 billion, Wesbanco Bank has historically been examined by the FDIC for compliance with these rules. Through its recently completed acquisitions, the Bank’s assets have exceeded $10 billion for four consecutive quarters, and in 2019 it came under CFPB supervision and examination. Relating to mortgage lending, the Dodd-Frank Act authorized the CFPB to issue new regulations governing the ability to repay, qualified mortgages, mortgage servicing, appraisals and compensation of mortgage lenders, all of which have been issued and have taken effect. They limit the mortgage products offered by the Bank and have an impact on timely enforcement of delinquent mortgage loans.

The Dodd-Frank Act also directed the CFPB to integrate the mortgage loan disclosures under TILA and RESPA. The CFPB issued new integrated disclosures rules (“TRID”), which became effective October 3, 2015 and have combined the prior good faith estimate and truth in lending disclosure form into a new form, the loan estimate. They have also combined the HUD-1 and final truth in lending disclosure forms into a new form, the closing disclosure. The rule is extremely complex, contains significant uncertainties as to penalties, some of which can be quite material, contains prohibitions against correcting even technical mistakes, creates uncertainty regarding last minute changes in the transaction and has triggered significant ambiguity in compliance. Thus for covered transactions and most closed-end consumer credit transactions secured by real property, the TRID rules have presented significant and ongoing challenges to real estate lenders. The CFPB announced in November 2019 that it would request public comment for its assessment of TRID.

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

The CRA requires Wesbanco Bank’s primary federal bank regulatory agency, the FDIC, to assess Wesbanco Bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The Bank’s ongoing community development efforts recently culminated with the FDIC assigning the Bank an “Outstanding” rating for the Bank’s community development performance under the CRA received on December 19, 2019. The FDIC assigned this rating based on its examination of the Bank’s performance from October 2016 through July 2019. It is the highest rating awarded by federal regulators. The Bank also received the “America Saves Designation of Savings Excellence for Banks,” a designation from America Saves that recognizes banks that went above and beyond to encourage people to save money during America Saves Week 2019. Wesbanco has worked with America Saves for more than ten years, and has been an active participant in America Saves Week since its inception in 2007. The FDIC and OCC issued a joint notice of proposed rulemaking revising the CRA rules in December 2019. The Federal Reserve Board did not join the proposal and has yet to release its own proposal.

SECURITIES REGULATION

Wesbanco’s full service broker-dealer subsidiary, Wesbanco Securities, is registered as a broker-dealer with the SEC and in the states in which it does business. Wesbanco Securities also is a member of FINRA. Wesbanco Securities is subject to regulation by the SEC, FINRA and the securities administrators of the states in which it is registered. Wesbanco Securities is a member of the SIPC, which in the event of the liquidation of a broker-dealer, provides protection for customers’ securities accounts held by Wesbanco Securities of up to $500,000 for each eligible customer, subject to a limitation of $250,000 for claims for cash balances.

In addition, Wesbanco Bank’s Investment Department serves as an investment adviser to a family of mutual funds and is registered as an investment adviser with the SEC and in some states.

On September 10, 2019, the SEC adopted a new rule, Regulation Best Interest, which establishes a standard of conduct for broker-dealers when they make a recommendation to a retail customer of any securities transaction or investment strategy involving securities.  Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations, and aligns the standard of conduct with retail customers’ reasonable expectations by requiring broker-dealers, among other things, to: act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker-dealer ahead of the interests of the retail customer; and address conflicts of interest by establishing, maintaining, and enforcing policies and procedures reasonably designed to identify and fully and fairly disclose material facts about conflicts of interest, and in instances where we have determined that disclosure is insufficient to reasonably address the conflict, to mitigate or, in certain instances, eliminate the conflict.  The effective date for implementation of the new rule is June 30, 2020.

THE USA PATRIOT AND BANK SECRECY ACT

The USA PATRIOT Act of 2001 (the “USA Patriot Act”) imposes significant compliance and due diligence obligations, material penalties, and provides for extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued various implementing regulations, which apply certain requirements of the USA Patriot Act to financial institutions, such as Wesbanco Bank and Wesbanco’s broker-dealer subsidiary. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing, to verify the identity of their customers, including beneficial owners, and to report suspicious activities and currency transactions of a certain size. Failure of Wesbanco and its subsidiaries to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for Wesbanco and its subsidiaries.

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

For 2019, Wesbanco maintained an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to provide for probable incurred losses in our loan portfolio. Management has evaluated the appropriateness of the allowance for loan losses quarterly, which included testing certain individual loans as well as collective pools of loans for impairment. This evaluation included an assessment of actual loss experience within each category of the portfolio, individual commercial and commercial real estate loans that exhibit credit weakness; current economic events, including employment statistics, trends in bankruptcy filings, and other pertinent factors; industry or geographic concentrations; and regulatory guidance.

Wesbanco’s regulatory agencies (FDIC for Wesbanco Bank, Inc. and the Federal Reserve for Wesbanco, Inc.) periodically review the allowance for loan losses. The regulatory agencies’ interpretations may differ from Wesbanco’s interpretations. These differences could negatively impact Wesbanco’s results of operations or financial position.

A NEW ACCOUNTING STANDARD WILL RESULT IN A SIGNIFICANT CHANGE IN HOW WE ESTIMATE CREDIT LOSSES AND MAY HAVE A MATERIAL IMPACT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience adjusted for current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles (“U.S. GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model on January 1, 2020 to affect how we determine our allowance for credit losses and will require us to determine on a quarterly basis a provision for credit losses through charges to the income statement upon adoption of CECL. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. Any material increase in our level of allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for loan losses could adversely affect our business, financial condition and results of operations.

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank serves both individuals and business customers throughout West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. The substantial majority of Wesbanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of Wesbanco are affected by local and regional economic conditions, as well as national economic conditions. A downturn in these economies could have a negative impact on Wesbanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of Wesbanco’s loan portfolio requiring Wesbanco to charge-off a higher percentage of loans and/or increase its allowance for loan losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by Wesbanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result, the Bank may have to borrow funds at higher rates in order to meet liquidity needs. Lower oil and gas prices have reduced shale gas activity in the region, which somewhat negatively impacted local and regional economic conditions, affecting both commercial and retail customers, resulting in lower deposits and credit deterioration in the loan portfolio. Current prices for oil and gas have decreased since 2018 and new well production has recently decreased due to the volatile nature of these markets, potentially causing a negative impact on Wesbanco’s earnings and financial condition.

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

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT WESBANCO’S BANKING BUSINESS.

Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond Wesbanco’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Wesbanco Bank’s net interest income can be affected significantly by changes in market interest rates and the shape of the yield curve. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases, as it did in the second half of 2019. The Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, Wesbanco cannot be certain that changes in interest rates or the shape of the interest rate yield curve will not negatively impact its results of operations or financial position. Lower interest rates in the second half of 2019 caused an increase in fair value of certain lower-rate securities within our investment portfolio of which the unrealized gains were recorded in other comprehensive income.

In the current decreasing rate and relatively flat yield curve environment, Wesbanco’s cost of funds for banking operations may not decrease at the same pace as loan and investment yields. Cost of funds may alternatively increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and borrowings from the Federal Home Loan Bank (FHLB), correspondent banks, and other wholesale borrowing sources. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

INTEREST RATES ON WESBANCO’S OUTSTANDING FINANCIAL INSTRUMENTS MIGHT BE SUBJECT TO CHANGE BASED ON REGULATORY DEVELOPMENTS.

London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Federal Reserve Board has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred reference rate alternative to LIBOR for loan pricing and hedge accounting purposes. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

SIGNIFICANT DECLINES IN U.S. AND GLOBAL MARKETS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

The capital and credit markets could experience extreme disruption. These conditions result in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency in certain asset types. In many cases, as occurred in late 2018, markets could exert downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Sustained weakness in business and economic conditions in any or all of the domestic or foreign financial markets could result in credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors that (such as lack of liquidity for re-sales, absence of reliable pricing information or unanticipated changes in the competitive market) could result in us having to recognize other-than-temporary impairment in the value of such investment securities, with a corresponding charge against earnings. Furthermore, our pension assets are primarily invested in equity and debt securities, and weakness in capital and credit markets could result in deterioration of these assets, and changes in certain key pension assumptions based on current interest rates, long-term rates of return and other economic or actuarial assumptions may increase minimum funding contributions and future pension expense. If these markets were to deteriorate further, these conditions may be material to Wesbanco’s ability to access capital and may adversely impact results of operations.

Further, Wesbanco’s trust and investment services income could be impacted by fluctuations in the securities market. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decline, the Bank’s revenue could be negatively impacted.

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2019, approximately 25% of Wesbanco’s total securities portfolio was invested in municipal bonds. Although Wesbanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which Wesbanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of Wesbanco’s municipal portfolio is comprised of Build America bonds. Due to the government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions (ERP) may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, Wesbanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force Wesbanco to sell a municipal bond at a price where amortized cost may not be recovered. Rising interest rates could also cause the current market values of our municipal bond portfolio to decline as they all have a fixed interest component. Any of the above default risks, early redemption risks and credit risks could cause Wesbanco to take impairment charges, which could be significant, that would negatively impact earnings.

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When Wesbanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Wesbanco’s goodwill was $1.1 billion or 41% and $0.9 billion or 44% of stockholders’ equity as of December 31, 2019 and 2018, respectively. Under current accounting standards, if Wesbanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. Wesbanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Wesbanco completed such an impairment analysis in late 2019 and concluded that no impairment charge was necessary for the year ended December 31, 2019. Wesbanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

As of December 31, 2019, Wesbanco had $199.9 million in subordinated and junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets, which includes $138.2 million in junior subordinated debt. For regulatory purposes, Trust Preferred Securities totaling $136.5 million underlying such junior subordinated debt were previously included in Tier 1 capital in accordance with regulatory reporting requirements prior to December 31, 2019. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The Dodd-Frank Act required the federal banking agencies to develop new consolidated capital requirements applicable to bank holding companies and banks. Rules issued in 2013 generally exclude trust preferred securities from Tier 1 capital beginning in 2015. A grandfather provision permitted bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until maturity. As of December 31, 2019, Wesbanco’s assets were greater than $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits.

In addition, new international capital standards known as Basel III, which were implemented by a U.S. federal banking agencies’ joint final rule issued in July 2013, and effective January 1, 2015, further increases the minimum capital requirements applicable to Wesbanco and the Bank, which may negatively impact both entities. The EGRRCPA Act, enacted into law in May 2018, exempts banks with total consolidated assets of less than $10 billion that exceed the community bank leverage ratio from the capital requirements under Basel III. Wesbanco’s assets are in excess of $10 billion, so the exemption is not applicable. Additional information about these changes in capital requirements are described above in “Item 1. Business—Capital Requirements.”

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

LIMITED AVAILABILITY OF BORROWINGS AND LIQUIDITY FROM THE FEDERAL HOME LOAN BANK SYSTEM AND OTHER SOURCES COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and while it retains certain short-term borrowings and capital stock from the FHLB of Cincinnati, the FHLB of Indianapolis and the FHLB of Atlanta from prior bank acquisitions, it is no longer considered a member bank of such FHLBs. Membership in this system of quasi-governmental, regional home-loan oriented agency banks allows us to participate in various programs offered by the FHLB. We borrow funds from the FHLB, which are secured by a blanket lien on certain residential and commercial mortgage loans, and if applicable, investment securities with collateral values in excess of the outstanding balances. Future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. The FHLB’s rating assigned to Wesbanco Bank may also negatively impact the amount of term collateral and other conditions imposed by the FHLB upon Wesbanco Bank. Should these situations occur, Wesbanco’s short-term liquidity needs could be negatively impacted. If Wesbanco was restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, Wesbanco may be forced to find alternative funding sources. If Wesbanco is required to rely more heavily on higher cost funding sources, revenues may not increase proportionately to cover these costs, which would adversely affect Wesbanco’s results of operations and financial position.

THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS COULD ADVERSELY IMPACT WESBANCO.

Financial service institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Wesbanco has exposure to various industries and counterparties, and Wesbanco routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. As a result, a default by, or potential default by, a financial institution could result in market-wide liquidity problems, losses or other financial institution defaults. Many of these transactions could expose Wesbanco to credit risk in the event of default of our counterparty or client. These losses or defaults could adversely affect on our business, financial condition, and results of operations.

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

WESBANCO’S ABILITY TO MITIGATE RISK DEPENDS ON OUR ENTERPRISE RISK MANAGEMENT FRAMEWORK

Wesbanco has implemented an enterprise risk management framework to identify and manage our risk exposure while maintaining a safe and sound banking organization. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, legal and compliance, liquidity, market, operational, reputational and strategic risks. Included in this framework are three independent lines of defense, which allows Wesbanco to effectively govern and manage risk. If our risk management framework is not effective, Wesbanco could be exposed to suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected.

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

We can give no assurance that integration efforts for any future acquisitions will be successful. Our inability to successfully integrate future acquisitions could have a material adverse effect on our business, financial condition or results of operations. In addition, we may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

Wesbanco acquired OLBK on November 22, 2019 and expects to fully integrate OLBK’s branches and core system during 2020. No assurance can be given that Wesbanco will be successful overcoming the risks as disclosed above. The risks associated with entering into a new market and any inability to overcome these risks could have a material adverse effect on our business, financial condition or results of operations.

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

HIGHER FDIC DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS COULD ADVERSELY AFFECT WESBANCO’S FINANCIAL CONDITION.

Since crossing over $10 billion in total assets in 2018, Wesbanco Bank’s FDIC insurance premiums have increased due to a higher assessment rate based on a more complex calculation that includes Wesbanco Bank’s CAMELS ratings, its ability to withstand asset-related and funding-related stress and potential loss severity of its assets. In addition, if premium assessment rates were to further increase, it would negatively impact Wesbanco’s earnings.

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

SEVERE WEATHER, NATURAL DISASTERS, DISEASE PANDEMICS, ACTS OF WAR OR TERRORISM, AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY ADVERSELY IMPACT WESBANCO’S BUSINESS.

The unpredictable nature of events such as severe weather, natural disasters, disease pandemics, acts of war or terrorism, and other adverse external events could have a significant impact on Wesbanco’s ability to conduct business. If any of our financial, accounting, network or other information processing systems fail or have other significant shortcomings due to external events, Wesbanco could be materially adversely affected. Third parties with which Wesbanco does business could also be sources of operational risk to Wesbanco, including the risk that the third parties’ own network and information processing systems could fail. Any of these occurrences could materially diminish Wesbanco’s ability to operate or result in potential liability to customers, reputational damage, and regulatory intervention, any of which could materially adversely affect Wesbanco. Such events could affect the stability of Wesbanco’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair Wesbanco’s liquidity, result in loss of revenue, and/or cause Wesbanco to incur additional expenses.

WE MAY BE ADVERSELY AFFECTED BY A WORLD-WIDE PANDEMIC.

Certain of our borrowers may be affected by the recent outbreak of COVID-19 (“coronavirus”), which originated in Wuhan, Hubei Province, China but has been reported in other countries. These effects could include disruptions or restrictions in our borrowers’ supply chains, closures of their facilities or decreases in demand for their products and services. If our borrowers are adversely affected, or if the virus leads to a widespread health crisis that impacts economic growth, our financial condition and results of operations could be adversely affected, despite having no direct operations in China.

LOSS OF KEY EMPLOYEES COULD IMPACT GROWTH AND EARNINGS AND MAY HAVE AN ADVERSE IMPACT ON BUSINESS.

Our operating results and ability to adequately manage our growth are highly dependent on the services, managerial abilities and performance of our key employees, including executive officers and senior management. Our success depends upon our ability to attract and retain highly skilled and qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of management personnel. The loss of services, or the inability to successfully complete planned or unplanned transitions of key personnel approaching normal retirement age, could have an adverse impact on Wesbanco’s business, operating results and financial condition because of their skills, knowledge of the local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

A HIGH PERCENTAGE OF WESBANCO’S LOAN PORTFOLIO IS IN WEST VIRGINIA, OHIO, PENNSYLVANIA, KENTUCKY, INDIANA AND MARYLAND AND IN COMMERCIAL AND RESIDENTIAL REAL ESTATE. DETERIORATIONS IN ECONOMIC CONDITIONS IN THIS AREA OR IN THE REAL ESTATE MARKET GENERALLY COULD BE MORE HARMFUL TO THE COMPANY COMPARED TO MORE DIVERSIFIED INSTITUTIONS.

As of December 31, 2019, approximately 18% of Wesbanco’s loan portfolio was comprised of residential real estate loans, and 56% was comprised of commercial real estate loans.

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

The company’s CRE loan portfolio is concentrated in West Virginia, Ohio, Pennsylvania, Kentucky, Indiana and Maryland. There is a wide variety of economic conditions within the local markets of the six states in which most of the company’s CRE loan portfolio is situated. Rates of employment, consumer loan demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas, cities and towns. Metropolitan markets comprise various submarkets where property values and demand can be affected by many factors, such as demographic makeup, geographic features, transportation, recreation, local government, school systems, utility infrastructure, tax burden, building-stock age, zoning and building codes, and available land for development. As a result of the high concentration of the company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market, which could lead to losses, which could have a material adverse effect on the business, financial condition and results of operations of the company.

WESBANCO MAY NEED TO RAISE CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN NEEDED OR AT ACCEPTABLE TERMS.

Federal and state banking regulators require Wesbanco and its banking subsidiary, Wesbanco Bank, to maintain adequate levels of capital to support its operations. In addition, in the future Wesbanco may need to raise additional capital to support its business or to finance acquisitions, if any, or Wesbanco may otherwise elect to raise additional capital in anticipation of future growth opportunities. Since Wesbanco’s total assets increased to $15 billion due to recent acquisitions, certain trust preferred securities are no longer included in the Tier 1 capital of the risk-based capital guidelines; however, they are counted as Tier 2 capital.

Wesbanco’s ability to raise additional Tier 1 or Tier 2 capital for parent company or banking subsidiary needs will depend on conditions at that time in the capital markets, overall economic conditions, Wesbanco’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, Wesbanco will be able to raise additional equity or secured /unsecured debt that may count as Tier 1 or Tier 2 capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.

Volatility in the price and volume of our stock may be unfavorable.

The market price of our common stock can be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. Some of these factors include, without limitation:

•prevailing market conditions;

•our financial and operating results;

•estimates of our business potential and earnings prospects;

•an overall assessment of our management;

•changes in interest rates;

•business interruptions, such as may result from natural disasters, health concerns such as the coronavirus or other events;

•our performance relative to our peers;

•market demand for our shares;

•perceptions of the banking industry in general;

•political influences on investor sentiment; and

•consumer confidence.

At times, the stock markets, including the NASDAQ Stock Market, on which our common stock is listed, may experience significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.

In addition, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Wesbanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2019, Wesbanco operated 236 banking offices in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, of which 166 were owned and 70 were leased. Wesbanco also operated six loan production offices leased in West Virginia, Ohio, western Pennsylvania and Maryland. These leases expire at various dates through February 2050 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

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

At various building locations, Wesbanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $1.1 million, $1.1 million and $1.3 million in 2019, 2018 and 2017, respectively. For additional disclosures related to Wesbanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

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

Wesbanco’s common stock is quoted on the NASDAQ Global Select Stock Market under the symbol WSBC. The approximate number of record holders of Wesbanco’s $2.0833 par value common stock as of February 14, 2020 was 8,071. The number of holders does not include Wesbanco employees who have purchased stock or had stock allocated to them through Wesbanco’s Employee Stock Ownership and 401(k) plan (the “KSOP”). All Wesbanco employees who meet the eligibility requirements of the KSOP are included in this retirement plan.

As of December 31, 2019, Wesbanco had two active stock repurchase plans. There is a 1.0 million share plan, which was approved by the Board of Directors on October 22, 2015, and an additional plan with 1.7 million shares available to be repurchased, which was approved on December 19, 2019. Each plan provides for shares to be repurchased for general corporate purposes, which may include as a subsequent resource for potential acquisitions, shareholder dividend reinvestment and/or employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The first plan has 816,293 shares remaining to repurchase, and the second plan has 1,700,000 shares remaining to repurchase.

Repurchases in the fourth quarter included open market purchases, those for the KSOP and dividend reinvestment plans, and repurchases to facilitate stock compensation transactions and related income tax withholdings.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in Wesbanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2019				1,071,000
October 1, 2019 to October 31, 2019
Other transactions (1)	21,778	$37.52	N/A	—
November 1, 2019 to November 30, 2019
Other repurchases (2)	19	37.59	19	1,070,981
Other transactions (1)	1,053	37.30	N/A	—
December 1, 2019 to December 31, 2019
Open market repurchases	254,688	37.30	254,688	2,516,293	(3)
Other repurchases (2)	—	—	—	—
Other transactions (1)	1,560	37.29	N/A	—
Fourth Quarter 2019
Open market repurchases	254,688	37.30	254,688	2,516,312
Other repurchases (2)	19	37.59	19	2,516,293
Other transactions (1)	24,391	37.50	N/A	—
Total	279,098	$37.32	254,707	2,516,293

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.
(2)	Consists of shares purchased from employees for the payment of withholding taxes to facilitate stock compensation transactions.
(3)	Reflects impact of additional 1.7 million shares approved on December 19, 2019.

The following graph shows a comparison of cumulative total shareholder returns for Wesbanco, the Russell 2000 Index and the SNL Mid Cap Bank Index. The total shareholder return assumes a $100 investment in the common stock of Wesbanco and each index since December 31, 2014 with reinvestment of dividends.

	Period Ending
Index	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
WesBanco, Inc.	100.00	88.79	131.07	127.12	117.77	125.46
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
SNL Mid Cap Bank Index	100.00	107.64	149.46	150.07	122.73	151.67

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from Wesbanco’s audited financial statements as of and for the five years ended December 31, 2019. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. Wesbanco’s acquisitions during the five years ended December 31, 2019 include OLBK on November 22, 2019, FFKT on August 20, 2018, FTSB on April 5, 2018, YCB on September 9, 2016 and ESB on February 10, 2015 and include the results of operations since the date of acquisition.

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2019	2018	2017	2016	2015
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$2.83	$2.93	$2.15	$2.16	$2.15
Earnings per common share—diluted	2.83	2.92	2.14	2.16	2.15
Earnings per common share—diluted, excluding certain items (1)(2)	3.06	3.21	2.45	2.37	2.34
Dividends declared per common share	1.24	1.16	1.04	0.96	0.92
Book value at year end	38.24	36.24	31.68	30.53	29.18
Tangible book value at year end (1)	21.55	19.63	18.42	17.19	16.51
Average common shares outstanding—basic	56,108,084	48,889,041	44,003,208	40,100,320	37,488,331
Average common shares outstanding—diluted	56,214,364	49,022,990	44,075,293	40,127,076	37,547,127
Period end common shares outstanding	67,824,428	54,598,134	44,043,244	43,931,715	38,459,635
SELECTED BALANCE SHEET INFORMATION
Securities	$3,257,654	$3,146,800	$2,284,822	$2,316,214	$2,422,450
Loans held for sale	43,013	8,994	20,320	17,315	7,899
Net portfolio loans	10,215,556	7,607,333	6,296,157	6,205,762	5,024,132
Total assets	15,720,112	12,458,632	9,816,178	9,790,877	8,470,298
Deposits	11,004,006	8,831,633	7,043,588	7,040,879	6,066,299
Total FHLB and other borrowings	1,697,977	1,344,696	1,133,008	1,168,322	1,123,106
Subordinated debt and junior subordinated debt	199,869	189,842	164,327	163,598	106,196
Shareholders’ equity	2,593,921	1,978,827	1,395,321	1,341,408	1,122,132
SELECTED RATIOS
Return on average assets	1.24%	1.26%	0.96%	0.97%	0.99%
Return on average assets, excluding certain items (1)(2)	1.34	1.39	1.09	1.07	1.08
Return on average tangible assets (1)	1.40	1.40	1.05	1.06	1.08
Return on average tangible assets, excluding certain items (1)(2)	1.51	1.53	1.20	1.16	1.17
Return on average equity	7.49	8.68	6.83	7.13	7.62
Return on average equity, excluding certain items (1)(2)	8.11	9.54	7.79	7.83	8.30
Return on average tangible equity (1)	14.01	16.24	12.23	12.73	13.41
Return on average tangible equity, excluding certain items (1)(2)	15.10	17.78	13.90	13.96	14.58
Net interest margin (3)	3.62	3.52	3.44	3.32	3.41
Efficiency ratio (1)	56.68	54.60	56.44	56.69	57.05
Average loans to average deposits	88.59	87.60	89.86	85.79	78.53
Allowance for loan losses to total loans	0.51	0.64	0.71	0.70	0.82
Allowance for loan losses to total non-performing loans	104.14	134.31	104.35	110.76	92.84
Non-performing assets to total assets	0.35	0.35	0.50	0.49	0.60
Net loan charge-offs to average loans	0.09	0.06	0.13	0.12	0.23
Average shareholders’ equity to average assets	16.49	14.54	14.04	13.60	13.04
Tangible equity to tangible assets (1)	10.02	9.28	8.79	8.20	7.95
Tier 1 leverage ratio	11.30	10.74	10.39	9.81	9.38
Tier 1 capital to risk-weighted assets	12.89	15.09	14.12	13.16	13.35

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2019	2018	2017	2016	2015
Total capital to risk-weighted assets	15.12%	15.99%	15.16%	14.18%	14.11%
Common equity tier 1 capital ratio (CET 1)	12.89	13.14	12.14	11.28	11.66
Dividend payout ratio	43.82	39.59	48.37	44.44	42.79
Trust assets at market value (4)	$4,719,966	$4,269,961	$3,943,519	$3,723,142	$3,625,411

(1)	See non-GAAP Measures with this “Item 6. Selected Financial Data” for additional information relating to the calculation of this item.
(2)	Certain items excluded from the calculation consist of after-tax merger-related expenses and the net deferred tax asset revaluation.
(3)

Presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% for 2019 and 2018, and 35% for each prior period presented. Wesbanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(4)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
SUMMARY STATEMENTS OF INCOME
Interest and dividend income	$484,253	$414,957	$332,424	$286,097	$261,712
Interest expense	84,349	67,721	42,129	32,767	24,725
Net interest income	399,904	347,236	290,295	253,330	236,987
Provision for credit losses	11,198	7,764	9,986	8,478	8,353
Net interest income after provision for credit losses	388,706	339,472	280,309	244,852	228,634
Non-interest income	116,716	100,276	88,840	81,499	74,466
Non-interest expense	312,208	265,224	220,860	208,680	193,923
Income before provision for income taxes	193,214	174,524	148,289	117,671	109,177
Provision for income taxes	34,341	31,412	53,807	31,036	28,415
Net income	$158,873	$143,112	$94,482	$86,635	$80,762
Earnings per common share—basic	$2.83	$2.93	$2.15	$2.16	$2.15
Earnings per common share—diluted	$2.83	$2.92	$2.14	$2.16	$2.15

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

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Tangible equity to tangible assets:
Total shareholders’ equity	$2,593,921	$1,978,827	$1,395,321	$1,341,408	$1,122,132
Less: goodwill and other intangible assets, net of deferred tax liability	(1,132,262)	(906,887)	(583,903)	(586,403)	(487,270)
Tangible equity	1,461,659	1,071,940	811,418	755,005	634,862
Total assets	15,720,112	12,458,632	9,816,178	9,790,877	8,470,298
Less: goodwill and other intangible assets, net of deferred tax liability	(1,132,262)	(906,887)	(583,903)	(586,403)	(487,270)
Tangible assets	$14,587,850	$11,551,745	$9,232,275	$9,204,474	$7,983,028
Tangible equity to tangible assets	10.02%	9.28%	8.79%	8.20%	7.95%

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Tangible book value per share:
Total shareholders’ equity	$2,593,921	$1,978,827	$1,395,321	$1,341,408	$1,122,132
Less: goodwill and other intangible assets, net of deferred tax liability	(1,132,262)	(906,887)	(583,903)	(586,403)	(487,270)
Tangible equity	1,461,659	1,071,940	811,418	755,005	634,862
Common shares outstanding	67,824,428	54,598,134	44,043,244	43,931,715	38,459,635
Tangible book value per share at year end	$21.55	$19.63	$18.42	$17.19	$16.51
Return on average tangible equity:
Net income	$158,873	$143,112	$94,482	$86,635	$80,762
Add: amortization of intangibles, net of tax	8,169	5,514	3,211	2,339	2,038
Net income before amortization of intangibles	167,042	148,626	97,693	88,974	82,800
Average total shareholders’ equity	2,119,995	1,648,425	1,383,935	1,215,888	1,059,490
Less: average goodwill and other intangibles, net of deferred tax liability	(927,974)	(732,978)	(584,885)	(516,840)	(442,215)
Average tangible equity	$1,192,021	$915,447	$799,050	$699,048	$617,275
Return on average tangible equity	14.01%	16.24%	12.23%	12.73%	13.41%
Return on average tangible assets:
Net income	$158,873	$143,112	$94,482	$86,635	$80,762
Add: amortization of intangibles, net of tax	8,169	5,514	3,211	2,339	2,038
Net income before amortization of intangibles	167,042	148,626	97,693	88,974	82,800
Average total assets	12,853,920	11,337,379	9,854,312	8,939,886	8,123,981
Less: average goodwill and other intangibles, net of deferred tax liability	(927,974)	(732,978)	(584,885)	(516,840)	(442,215)
Average tangible assets	$11,925,946	$10,604,401	$9,269,427	$8,423,046	$7,681,766
Return on average tangible assets	1.40%	1.40%	1.05%	1.06%	1.08%
Efficiency Ratio
Non-interest expense	$312,208	$265,224	$220,860	$208,680	$193,923
Less: restructuring and merger-related expense	(16,397)	(17,860)	(945)	(13,261)	(11,082)
Non-interest expense excluding restructuring and merger-related expense	295,811	247,364	219,915	195,419	182,841
Net interest income on a fully-taxable equivalent basis	405,222	352,760	300,789	263,232	246,014
Non-interest income	116,716	100,276	88,840	81,499	74,466
Net interest income on a fully-taxable equivalent basis plus non-interest income	$521,938	$453,036	$389,629	$344,731	$320,480
Efficiency Ratio	56.68%	54.60%	56.44%	56.69%	57.05%
Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses:
Net income	$158,873	$143,112	$94,482	$86,635	$80,762
Add: net deferred tax asset revaluation	—	—	12,780	—	—
Add: after-tax merger-related expenses (1)	12,954	14,109	614	8,619	7,203
Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses	$171,827	$157,221	$107,876	$95,254	$87,965

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses per diluted share:
Net income per diluted share	$2.83	$2.92	$2.14	$2.16	$2.15
Add: net deferred tax asset revaluation per diluted share	—	—	0.29	—	—
Add: after-tax merger-related expenses per diluted share (1)	0.23	0.29	0.02	0.21	0.19
Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses per diluted share	$3.06	$3.21	$2.45	$2.37	$2.34
Return on average equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$158,873	$143,112	$94,482	$86,635	$80,762
Add: after-tax merger-related expenses (1)	12,954	14,109	614	8,619	7,203
Add: net deferred tax asset revaluation	—	—	12,780	—	—
Net income, excluding after-tax merger-related expenses and net deferred tax asset revaluation	171,827	157,221	107,876	95,254	87,965
Average total shareholders’ equity	$2,119,995	$1,648,425	$1,383,935	$1,215,888	$1,059,490
Return on average equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation	8.11%	9.54%	7.79%	7.83%	8.30%
Return on average tangible equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$158,873	$143,112	$94,482	$86,635	$80,762
Add: after-tax merger-related expenses (1)	12,954	14,109	614	8,619	7,203
Add: net deferred tax asset revaluation	—	—	12,780	—	—
Add: amortization of intangibles, net of tax	8,169	5,514	3,211	2,339	2,038
Net income before amortization of intangibles and excluding after-tax merger-related expenses and net deferred tax asset revaluation	179,996	162,735	111,087	97,593	90,003
Average total shareholders’ equity	2,119,995	1,648,425	1,383,935	1,215,888	1,059,490
Less: average goodwill and other intangibles, net of deferred tax liability	(927,974)	(732,978)	(584,885)	(516,840)	(442,215)
Average tangible equity	$1,192,021	$915,447	$799,050	$699,048	$617,275
Return on average tangible equity, excluding after-tax merger-related expenses and net deferred tax asset revaluation	15.10%	17.78%	13.90%	13.96%	14.58%
Return on average assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$158,873	$143,112	$94,482	$86,635	$80,762
Add: after-tax merger-related expenses (1)	12,954	14,109	614	8,619	7,203
Add: net deferred tax asset revaluation	—	—	12,780	—	—
Net income, excluding after-tax merger-related expenses and net deferred tax asset revaluation	171,827	157,221	107,876	95,254	87,965
Average total assets	$12,853,920	$11,337,379	$9,854,312	$8,939,886	$8,123,981
Return on average tangible assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation	1.34%	1.39%	1.09%	1.07%	1.08%

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Return on average tangible assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation:
Net income	$158,873	$143,112	$94,482	$86,635	$80,762
Add: amortization of intangibles, net of tax	8,169	5,514	3,211	2,339	2,038
Add: after-tax merger-related expenses (1)	12,954	14,109	614	8,619	7,203
Add: net deferred tax asset revaluation	—	—	12,780	—	—
Net income, before amortization of intangibles and excluding after-tax merger-related expenses and net deferred tax asset revaluation	179,996	162,735	111,087	97,593	90,003
Average total assets	12,853,920	11,337,379	9,854,312	8,939,886	8,123,981
Less: average goodwill and other intangibles, net of deferred tax liability	(927,974)	(732,978)	(584,885)	(516,840)	(442,215)
Average tangible assets	$11,925,946	$10,604,401	$9,269,427	$8,423,046	$7,681,766
Return on average tangible assets, excluding after-tax merger-related expenses and net deferred tax asset revaluation	1.51%	1.53%	1.20%	1.16%	1.17%
Dividend payout ratio, excluding after-tax merger related expenses and net deferred tax asset revaluation:
Dividends declared per common share	$1.24	$1.16	$1.04	$0.96	$0.92
Net income per diluted share	2.83	2.92	2.14	2.16	2.15
Add: net deferred tax asset revaluation per diluted share	—	—	0.29	—	—
Add: after-tax merger-related expenses per diluted share (1)	0.23	0.29	0.02	0.21	0.19
Net income, excluding net deferred tax asset revaluation and after-tax merger-related expenses per diluted share	$3.06	$3.21	$2.45	$2.37	$2.34
Dividend payout ratio, excluding after-tax merger related expenses and net deferred tax asset revaluation:	40.52	36.14	42.45	40.51	39.32

(1)	Tax effected at 21% for the periods in 2019 and 2018, and 35% for all prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of Wesbanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This section generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Wesbanco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 1, 2019.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-Qs for the prior quarters ended March 31, June 30 and September 30, 2019, respectively, and documents subsequently filed by Wesbanco which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of Wesbanco and OLBK may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of Wesbanco and OLBK may not be fully realized within the expected timeframes; disruption from the merger of Wesbanco and OLBK may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the SIPC, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; changes in accounting standards, rules and interpretations such as the new CECL standard and its impact on Wesbanco’s financial statements; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

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

Allowance for Credit Losses— The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio and in future advances against loan commitments. Determining the amount of the allowance requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the appropriateness of the allowance at least quarterly. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change from period to period.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience adjusted for current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs from the “incurred loss” model required under current generally accepted accounting principles (“U.S. GAAP”), which delays recognition until it is probable a loss has been incurred. Accordingly, Wesbanco is adopting the CECL model on January 1, 2020, which could affect how we determine our allowance for credit losses in the future, and will require us to determine on a quarterly basis a provision for credit losses through charges to the income statement upon adoption of CECL. Moreover, the CECL model may create more volatility in the level of the allowance for credit losses. Any material increase in the level of allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for loan losses may adversely affect our business, financial condition and results of operations.

Wesbanco formed a cross-functional team in 2016 to oversee the implementation of CECL. The team was responsible for completing an initial data gap assessment, determining if additional data was needed or current data could be improved upon, finalizing the loan segmentation procedures, analyzing the methodology options regarding the calculation of expected credit losses and concluding why the selected methodology is reasonable and in accordance with accounting guidance. Wesbanco completed a parallel run for the third and fourth quarters of 2019 to ensure the various forecasting and modeling assumptions are both reasonable and supportable, including certain qualitative factors that have been developed to estimate the initial current expected credit loss allowance.  The CECL credit loss allowance is derived from the selected assumption of a one-to-two year reasonable and supportable forecast period. After the forecast period, Wesbanco will revert back over a one-to-three year period to historical loss rates, adjusted for prepayments and curtailments, to estimate losses over the remaining life of loans. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of unemployment and interest rate spreads and prepayment speeds.  The ultimate impact will depend on the composition and credit quality of the loan portfolio and the macroeconomic conditions and forecasts utilized in the calculation of the allowance of credit losses for loans. Wesbanco engaged a third-party to validate the data inputs and models utilized in the CECL calculation, of which the final results of the model validation were received and recommended adjustments implemented.  The Company has prepared documentation of the accounting policy decisions, changes to the business processes and procedures and the control environment under the adoption of this standard and has drafted the format of the initial, upon adoption footnote disclosure, to be included in the Form 10-Q for the first quarterly period after adoption, as of March 31, 2020. Wesbanco currently anticipates a 40% to 60% increase to the allowance for credit losses as of the first quarter 2020, including the impact of OLBK’s loan portfolio. Wesbanco also anticipates a 20 to 25 basis point decrease in the Tier 1 risk-based capital ratio, if applied on a pro-forma basis, as of December 31, 2019. The ultimate impact of this adoption depends on the finalization of OLBK’s purchase accounting, which could impact the estimated range of potential outcomes noted above.

Goodwill and Other Intangible Assets— Wesbanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. As of December 31, 2019, the carrying value of goodwill and other intangibles was $1,068.8 million and $80.4 million, respectively, which represents approximately 41.2% and 3.1% of total shareholders’ equity, respectively. As of December 31, 2019, Wesbanco’s Community Banking segment had two reporting units with goodwill.

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

Wesbanco concluded that goodwill at the reporting units was not impaired as of November 30, 2019, and also determined that goodwill was not impaired as of December 31, 2019 as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2019, the date of the most recent goodwill impairment evaluation.

Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. Wesbanco does not have any indefinite-lived intangible assets. Intangible assets with finite useful lives as of December 31, 2019 are comprised of $78.2 million in core deposit intangibles held at the community banking segment and $2.2 million in trust customer relationship intangibles held at the trust and investment services segment. As of December 31, 2019, there were no indicators of impairment related to intangible assets with finite useful lives.

Business Combinations— Business combinations are accounted for by applying the acquisition method. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition. The calculation of intangible assets including core deposits and the fair value of loans are based on significant judgements. Core deposits intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs.

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

EXECUTIVE OVERVIEW

On April 5, 2018, Wesbanco consummated the merger with First Sentry Bancshares, Inc. (“FTSB”), a bank holding company headquartered in Huntington, WV with $0.7 billion in assets, excluding goodwill.  On August 20, 2018, Wesbanco consummated the merger with Farmers Capital Bank Corporation (“FFKT”), a bank holding company headquartered in Frankfort, KY with approximately $1.6 billion in assets, excluding goodwill.  In addition, on November 22, 2019, Wesbanco consummated the merger with Old Line Bancshares, Inc. (“OLBK”), a bank holding company headquartered in Bowie, MD with approximately $3.0 billion in assets, excluding goodwill.

Net income increased $15.8 million or 11.0% to $158.9 million in 2019 compared to 2018. Net income excluding after-tax merger-related expenses (non-GAAP measure) increased $14.6 million or 9.3% to $171.8 million. Net interest income improved $52.7 million or 15.2%, primarily through a 11.7% increase in average earning assets from the acquisitions, larger investment portfolio and a higher net interest margin of 3.62% as compared to 3.52% in 2018. The net interest margin benefited from the higher margin on the acquired OLBK net assets and a full year of FTSB and FFKT acquired net assets, partially offset by higher funding costs. Non-interest income increased $16.4 million or 16.4% in 2019 compared to 2018. Growth was achieved in certain categories of non-interest income: net securities gains increased $5.2 million, service charges on deposits increased $3.3 million, mortgage banking income increased $2.4 million and trust fees increased $2.0 million. Non-interest expense increased $47.0 million or 17.7%, reflecting a half quarter of OLBK and a full year of FTSB and FFKT acquisitions.

Total assets as of December 31, 2019 increased $3.3 billion or 26.2% compared to December 31, 2018, primarily due to the acquisition of OLBK. In addition, Wesbanco crossed the $10 billion asset threshold during the first quarter of 2018 and crossed the $15 billion asset threshold during the fourth quarter of 2019. Portfolio loans of $10.3 billion increased 34.1% over the last twelve months, reflecting the acquired loan portfolio of OLBK. Secondary market loan sales in the residential real estate portfolio continued to increase, which reduced the amount of new mortgage loans that would otherwise be held on the balance sheet. As of December 31, 2019, both non-performing loans and non-performing assets as percentages of the portfolio and total assets have remained relatively low and consistent throughout the last five quarters. Criticized and classified loan balances increased to 2.17% of total portfolio loans, as compared to 1.08% at December 31, 2018 due to a change in evaluating the importance of factors such as borrower debt service coverage for certain commercial loans. Despite the additional of OLBK’s criticized and classified loans in the fourth quarter post-acquisition, the percentage dropped from 2.24% at the end of the third quarter. The provision for credit losses decreased to $1.8 million for the quarter as compared to $2.9 million in last year’s fourth quarter, and annualized net loan charge-offs to average loans for the full year period were nine basis points compared to six basis points in 2018.  Fourth quarter annualized net charge-offs of 20 basis points were higher than normal due primarily to the pay-off of three previously-acquired, credit-impaired loans that had been assigned credit marks and had previously recognized reserves.

Wesbanco continues to maintain what we believe are strong regulatory capital ratios well above the applicable “well-capitalized” standards promulgated by bank regulators and the BASEL III capital standards.  At December 31, 2019, Tier I leverage was 11.30%, Tier I risk-based capital was 12.89%, total risk-based capital was 15.12%, and the common equity Tier 1 capital ratio (“CET 1”) was 12.89%.  Tier 1 leverage and Tier 1 risk-based capital ratios were adversely impacted by the movement of $136.5 million of trust preferred securities (TruPS) from Tier 1 to Tier 2 risk-based capital, as required by the Dodd-Frank Act for financial institutions with total assets greater than $15 billion.  Tangible common equity increased to 10.02% at period-end from 9.28% as of December 31, 2018, as an increase in other comprehensive income from the mark-to-market of the available-for-sale portion of the investment portfolio benefitted this ratio, as well as increased retained earnings.

On December 19, 2019, Wesbanco’s Board of Directors authorized the adoption of a new stock repurchase plan for the purchase of up to an additional 1.7 million shares of Wesbanco common stock, representing approximately 2.5% of outstanding shares, from time to time on the open market, which is in addition to the existing plan approved by the Board of Directors on October 22, 2015.  During the fourth quarter of 2019, Wesbanco repurchased 254,688 shares of its outstanding common stock on the open market at a total cost of $9.5 million, or $37.30 per share.  As of December 31, 2019, approximately 2.5 million shares remained for repurchase.

Strong earnings and improved total capital enabled Wesbanco to increase the quarterly dividend rate 6.9% to $0.31 per share in the first quarter of 2019, the twelfth increase over the last nine years, cumulatively representing a 121% increase.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the twelve months ending December 31, 2019, net income was $158.9 million, or $2.83 per diluted share, compared to $143.1 million, or $2.92 per diluted share, for 2018. Net income for the twelve months ended December 31, 2019 increased 11.0% compared to 2018, while per share earnings decreased 3.1%.

For the twelve months ending December 31, 2019, net interest income increased $52.7 million, or 15.2%, primarily due to the FTSB, FFKT and OLBK acquisitions, which closed on April 5, 2018, August 20, 2018 and November 22, 2019, respectively. The net interest margin increased ten basis points to 3.62%. Average loan balances increased 13.9% in 2019, mostly due to the acquisitions compared to 2018, as organic loan growth was mitigated from elevated levels of commercial real estate loans being refinanced in an aggressive secondary market. Total average deposits increased in 2019 by $1.0 billion or 12.7% compared to 2018, while certificates of deposit, which have the highest overall interest cost among deposits, increased by only $46.3 million or 3.3% over the same time period due primarily to runoff in higher cost certificates of deposit from the prior acquisitions.

For 2019, non-interest income increased $16.4 million or 16.4% compared to 2018. Net securities gains increased $5.2 million primarily due to the sale of Wesbanco’s ownership of Visa Class B stock. In addition, service charges on deposits increased $3.3 million or 14.0%, mortgage banking income increased $2.4 million or 40.7% and trust fees increased $2.0 million or 7.9%, through the acquisitions of FTSB, FFKT and OLBK. Electronic banking fees decreased $0.7 million or 2.9% due to the ongoing limitation on interchange fees resulting from the Durbin amendment to the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, which became effective for Wesbanco on July 1, 2019.  The limitation only applies to banks with greater than $10 billion in total assets.

The following comments on non-interest expense exclude merger-related expenses in both years. Non-interest expense in 2019 increased $48.4 million or 19.6% compared to 2018. With net revenue growth of 15.2% in 2019, the efficiency ratio increased in 2019 to 56.7% from 54.6% in 2018. Salaries and wages increased $17.9 million or 15.6% compared to 2018, due to increased compensation expense related to a 10.8% increase in average full-time equivalent employees primarily related to the FFKT and OLBK acquisitions. Employee benefits expense increased $9.2 million or 30.7% compared to 2018, specifically due to an increase in employees, a $3.7 million increase in health care costs and a $2.1 million increase in compensation expense due to market adjustments of the underlying investments of the deferred compensation plan, which is offset in net securities gains. Net occupancy increased $3.3 million in 2019 or 17.4% compared to 2018, principally due to increased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, mostly from the acquired FFKT and OLBK branches, as well as normal building maintenance and repair costs of the legacy branch network and other infrastructure needs.

The provision for federal and state income taxes increased to $34.3 million in 2019 compared to $31.4 million in 2018. The effective tax rate was 17.8% and 18.0% for the years ended December 31, 2019 and 2018, respectively. Wesbanco recognized $1.6 million and $0.7 million in New Market Tax Credits for the years ended December 31, 2019 and 2018, respectively.

TABLE 1. NET INTEREST INCOME

	for the years ended December 31,
(dollars in thousands)	2019	2018	2017
Net interest income	$399,904	$347,236	$290,295
Taxable-equivalent adjustments to net interest income	5,318	5,524	10,494
Net interest income, fully taxable-equivalent	$405,222	$352,760	$300,789
Net interest spread, non-taxable-equivalent	3.27%	3.21%	3.17%
Benefit of net non-interest bearing liabilities	0.30%	0.25%	0.15%
Net interest margin	3.57%	3.46%	3.32%
Taxable-equivalent adjustment	0.05%	0.06%	0.12%
Net interest margin, fully taxable-equivalent	3.62%	3.52%	3.44%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $52.7 million or 15.2% in 2019 compared to 2018, due to a 11.7% increase in average earning asset balances, primarily driven by the 2018 acquisitions of FTSB and FFKT, the late 2019 acquisition of OLBK and related net asset accretion from purchase accounting. Average loan balances increased by 13.9% in 2019 compared to 2018, mostly due to the acquisitions, as organic loan growth was mitigated from elevated levels of commercial real estate loans being refinanced in an aggressive secondary market. Total average deposits increased in 2019 by $1.0 billion or 12.7% compared to 2018, while certificates of deposit, which have the highest overall interest cost among deposits, increased by only $46.3 million or 3.3% over the same time period due to runoff in higher cost certificates of deposit from prior acquisitions. The net interest margin increased 10 basis points in 2019 to 3.62% from 3.52% in 2018, due to higher rates earlier in the year from multiple increases in the Federal Reserve’s target federal funds rate in 2018 and increased average balances on all earning assets, as well as an increase in purchase accounting accretion.  Accretion from acquisitions benefitted the 2019 net interest margin by 19 basis points, compared to a benefit of 14 basis points in 2018.  The effect of three decreases in the Federal Reserve’s target federal funds rate during the second half of 2019 mitigated the overall increase in the margin.  The cost of interest bearing liabilities increased by 13 basis points from 2018 to 2019. The increase in the cost is primarily due to rate increases for larger balance customers in interest bearing demand deposits, which include public funds, and higher rates for certificates of deposit, customer repurchase agreements, short-to medium-term Federal Home Loan Bank borrowings and junior subordinated debentures.

Interest income increased $69.3 million or 16.7% in 2019 compared to 2018 due to higher overall earning assets, particularly from acquisitions, and higher yields in every earning asset category. Earning asset yields were influenced positively in 2019 compared to 2018 due to multiple federal funds rate increases occurring throughout 2018, as well as purchase accounting accretion from the acquisitions.  Average loan balances increased by $977.2 million or 13.9% in 2019 compared to 2018, due primarily to the acquisitions of FFKT and OLBK.  Loan yields increased by 19 basis points during this same period to 4.92% from the previously mentioned federal funds rate increases and accretion from purchase accounting from the three acquisitions. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In 2019, average loans represented 71.3% of average earning assets, an increase from 69.9% in 2018. Average taxable securities balances increased by $257.4 million or 12.2% from 2018, due to securities acquired in the three acquisitions.  Taxable securities yields increased by seven basis points and tax-exempt securities yields increased by nine basis points in 2019 as compared to 2018, due to higher average market rates on securities acquired at the end of 2018 and beginning of 2019.  The recent flat and inverted yield curve has slightly mitigated yield increases over the second half of 2019.  The average balance of tax-exempt securities, which have the highest yields within securities, decreased to 23.4% of total securities in 2019, compared to 26.7% in 2018, primarily due to the sale of certain lower-yielding tax-exempt municipal securities in the first and second quarters of 2019 and increased calls on tax-exempt securities in the second half of the year as market rates began to decrease.

Total portfolio loans increased $2.6 billion or 34.1% over the last twelve months, while total commercial loans increased $2.3 billion or 44.0%. Loan growth was achieved through $2.8 billion in total loan originations, led by $1.8 billion in business loan originations for the past twelve months. Loan growth was driven by the acquisition of OLBK, expanded market areas and additional commercial personnel in our core markets, and was partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their commercial real estate mortgages, and some financed projects were sold by their developers.

Interest expense increased $16.6 million or 24.6% in 2019 compared to 2018, due primarily to increases in the balances of interest bearing liabilities from the acquisitions of FTSB, FFKT and OLBK and increases in the rates paid on all interest bearing liability categories. The cost of interest bearing liabilities increased by 13 basis points from 0.92% in 2018 to 1.05% in 2019. Average interest bearing deposits increased by $639.3 million or 11.0% from 2018, due primarily to the three acquisitions.  Excluding those acquired in the OLBK acquisition, average certificates of deposit, which have the highest interest cost within interest bearing deposits, decreased $48.1 million from 2018, as higher cost certificates of deposit were allowed to runoff.  The rate on interest bearing deposits increased by 12 basis points from 2018, primarily from increases in rates on interest bearing public funds and for certain larger balance customers. Average non-interest bearing demand deposits increased from 2018 to 2019 by $373.7 million or 17.2% and were 28.3% of total average deposits at December 31, 2019, compared to 27.2% at December 31, 2018, reflecting the acquisitions’ non-interest bearing demand deposits and ongoing checking account marketing strategies. The increase in non-interest bearing deposits reflects positively on the net interest margin, as the benefit of non-interest bearing liabilities increased by 5 basis points from 2018 to 2019. Average other borrowings and junior subordinated debt balances increased by $51.3 million or 11.7% from 2018 to 2019, due primarily to the acquisitions, and their average rates paid increased by 27 and 23 basis points, respectively, over this same time period due to increases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced. The average balance of FHLB borrowings decreased by $46.4 million from 2018 to 2019, but their average rate paid increased by 39 basis points to 2.47% over this same time period due to higher interest rates and the replacement of some maturing shorter-term borrowings with those of a medium-term length to improve asset sensitivity late in 2018 and early 2019, as well as certain liquidity measures.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2019			2018			2017
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$71,312	$1,720	2.41%	$80,535	$1,801	2.24%	$13,811	$118	0.85%
Loans, net of unearned income (1)	7,991,107	393,166	4.92%	7,013,877	331,961	4.73%	6,358,845	272,007	4.28%
Securities: (2)
Taxable	2,366,631	65,648	2.77%	2,109,191	56,898	2.70%	1,591,149	38,630	2.43%
Tax-exempt (3)	722,388	25,324	3.51%	768,304	26,301	3.42%	723,019	29,983	4.15%
Total securities	3,089,019	90,972	2.95%	2,877,495	83,199	2.89%	2,314,168	68,613	2.96%
Other earning assets	53,919	3,713	6.89%	55,302	3,519	6.37%	47,548	2,179	4.58%
Total earning assets (3)	11,205,357	489,571	4.37%	10,027,209	420,480	4.19%	8,734,372	342,917	3.93%
Other assets	1,648,563			1,310,170			1,119,940
Total Assets	$12,853,920			$11,337,379			$9,854,312
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$2,155,211	$16,805	0.78%	$1,929,876	$13,144	0.68%	$1,613,451	$6,453	0.40%
Money market accounts	1,165,346	8,024	0.69%	1,049,059	5,016	0.48%	1,012,660	2,775	0.27%
Savings deposits	1,705,858	2,995	0.18%	1,454,525	1,225	0.08%	1,248,985	745	0.06%
Certificates of deposit	1,442,745	15,631	1.08%	1,396,446	12,450	0.89%	1,383,807	10,108	0.73%
Total interest bearing deposits	6,469,160	43,455	0.67%	5,829,906	31,835	0.55%	5,258,903	20,081	0.38%
Federal Home Loan Bank borrowings	1,074,715	26,548	2.47%	1,121,108	23,333	2.08%	965,795	13,290	1.38%
Other borrowings	317,585	5,401	1.70%	260,388	3,717	1.43%	187,298	1,442	0.77%
Subordinated debt and junior subordinated debt	170,983	8,945	5.23%	176,866	8,836	5.00%	164,156	7,317	4.46%
Total interest bearing liabilities	8,032,443	84,349	1.05%	7,388,268	67,721	0.92%	6,576,152	42,130	0.64%
Non-interest bearing demand deposits	2,550,864			2,177,142			1,817,782
Other liabilities	150,618			123,544			76,443
Shareholders’ equity	2,119,995			1,648,425			1,383,935
Total Liabilities and Shareholders’ Equity	$12,853,920			$11,337,379			$9,854,312
Net interest spread			3.32%			3.27%			3.29%
Taxable equivalent net interest margin (3)		$405,222	3.62%		$352,759	3.52%		$300,787	3.44%

(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $1.8 million, $3.4 million and $3.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $17.9 million, $11.7 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, while accretion on interest bearing liabilities acquired from prior acquisitions was $2.8 million, $2.0 million, and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for 2019 and 2018 and 35% for 2017.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2019 Compared to 2018
(in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$(216)	$136	$(80)
Loans, net of unearned income	47,676	13,529	61,205
Taxable securities	7,104	1,646	8,750
Tax-exempt securities (2)	(1,599)	622	(977)
Other earning assets	(90)	283	193
Total interest income change (2)	52,875	16,216	69,091
Increase (decrease) in interest expense:
Interest bearing demand deposits	1,634	2,027	3,661
Money market	605	2,403	3,008
Savings deposits	243	1,527	1,770
Certificates of deposit	425	2,757	3,182
Federal Home Loan Bank borrowings	(998)	4,213	3,215
Other borrowings	900	784	1,684
Subordinated debt and junior subordinated debt	(300)	408	108
Total interest expense change	2,509	14,119	16,628
Net interest income increase (decrease) (2)	$50,366	$2,097	$52,463

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2)

The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% for 2019 and 2018. Wesbanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb probable losses inherent in the loan portfolio. The provision for credit losses also includes the amount to be added to the reserve for loan commitments to bring that reserve to a level considered appropriate to absorb probable losses on unfunded commitments. The provision for credit losses for the year ended December 31, 2019 increased $3.4 million or 44.2% to $11.2 million. This increase is primarily the result of Wesbanco’s transition to a more objective internal loan grading system to reflect the credit quality of commercial loans.  Commercial loan risk grades are determined based on an evaluation of the relevant characteristics of each loan, assigned at inception and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan.  The primary factors used to determine the risk grade are the sufficiency, reliability and sustainability of the primary source of repayment and overall financial strength of the borrower.  The rating system more heavily weights the debt service coverage, leverage and loan to value factors to derive the risk grade.  Other factors that are considered at a lesser weighting include management, industry or property type risks, payment history, collateral and/or guarantees. The provision for credit losses was higher than net charge-offs by $3.6 million and $3.8 million in 2019 and 2018, respectively. Please see the “Credit Quality” and “Allowance for Credit Losses” sections of this MD&A for additional discussion.

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Trust fees	$26,579	$24,623	$1,956	7.9%
Service charges on deposits	26,974	23,670	3,304	14.0
Electronic banking fees	22,634	23,300	(666)	(2.9)
Net securities brokerage revenue	6,990	7,186	(196)	(2.7)
Bank-owned life insurance	5,913	6,427	(514)	(8.0)
Mortgage banking income	8,219	5,840	2,379	40.7
Net securities gains (losses)	4,320	(900)	5,220	580.0
Net gain on other real estate owned and other assets	732	524	208	39.7
Net insurance services revenue	3,475	3,207	268	8.4
Payment processing fees	3,002	1,028	1,974	192.0
Swap fee and valuation income	3,406	1,677	1,729	103.1
Other	4,472	3,694	778	21.1
Total non-interest income	$116,716	$100,276	$16,440	16.4%

Non-interest income, a significant source of revenue and an important part of Wesbanco’s results of operations, was 22.6% and 22.4% of net revenues for 2019 and 2018, respectively. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. Non-interest income increased $16.4 million or 16.4% compared to 2018.

Trust fees increased $2.0 million compared to 2018, as average trust assets in 2019 were higher than in 2018 due to the acquisition of FFKT and their trust assets, market improvements and customer and revenue development initiatives. As of December 31, 2019, total trust assets of $4.7 billion increased 9.3% from $4.3 billion at December 31, 2018. As of December 31, 2019, trust assets include managed assets of $3.8 billion and non-managed (custodial) assets of $0.9 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds for which Wesbanco Investment Department serves as investment advisor, were $0.9 billion as of December 31, 2019 and $0.8 billion as of December 31, 2018, and are included in trust managed assets.

Service charges on deposits increased $3.3 million or 14.0% compared to the prior year due to the larger customer deposit base from the FTSB, FFKT and OLBK acquisitions. Included in service charges on deposits for the year ended December 31, 2019 is a $0.6 million negative adjustment for dormancy fees that will be remitted to the State of Kentucky for deposit accounts with balances totaling $6.9 million that management has determined should have been escheated in prior periods by FFKT.

Electronic banking fees, which include debit card interchange fees, decreased by $0.7 million or 2.9% compared to 2018, specifically due to the beginning of the ongoing limitation on interchange fees resulting from the Durbin amendment to the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, which became effective for Wesbanco on July 1, 2019.  The limitation only applies to banks with greater than $10 billion in total assets.  Slightly offsetting the effect of the Durbin amendment was a higher volume of transactions resulting from the acquisitions.

Bank-owned life insurance decreased $0.5 million or 8.0% compared to 2018 due to reduced mortality-related benefits received in 2019 versus the prior year. As of December 31, 2019, bank-owned life insurance cash surrender value of $299.5 million increased 32.9% from $225.3 million as of December 31, 2018, due to the bank-owned life insurance acquired in the OLBK acquisition.

Mortgage banking income increased $2.4 million or 40.7% compared to 2018 due to increased volume of mortgage production and loans sold.  Total mortgage production was $653.2 million in 2019, an increase of 36.8% from $477.5 million in 2018.  For the year ended December 31, 2019, $311.2 million of mortgages were sold into the secondary market at a net margin of 2.6% as compared to $192.2 million sold at a net margin of 3.0% in the comparable 2018 period.  Included in mortgage banking income and the calculation of net margin noted above is a $1.4 million loss and a $0.6 million gain from the fair value adjustments on loans held for sale, loan commitments and related derivatives for the years ended December 31, 2019 and 2018, respectively.

Net securities gains increased $5.2 million or 580.0% compared to 2018, due partially to a gain of $2.6 million on the sale of all of Wesbanco’s ownership position in Visa Class B common stock in the second quarter of 2019, which was held at a zero cost basis. Other gains contributing to the overall increase from 2018 are due to sales and calls of debt securities as well as higher market value adjustments on the deferred compensation portfolio totaling $1.1 million, which is offset by a corresponding amount in employee benefits.

Payment processing fees are earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name FirstNet, which was acquired with FFKT on August 20, 2018. Payment processing fee income was $3.0 million for the year ended December 31, 2019, which was the first full year of Wesbanco owning this fee income source.

Swap fee and valuation income increased $1.7 million or 103.1% compared to 2018 due to an increased volume of new loan swaps executed during the year, slightly offset by negative fair value adjustments on existing swaps.  For the year ended December 31, 2019, new swaps executed during the year totaled $193.7 million resulting in $4.5 million of fee income, compared to new swaps executed of $51.0 million resulting in $2.1 million of fee income for the year ended December 31, 2018.  Fair value adjustments for the years ended December 31, 2019 and 2018 were ($1.1) million and ($0.4) million, respectively.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Salaries and wages	$132,485	$114,602	$17,883	15.6%
Employee benefits	39,313	30,079	9,234	30.7
Net occupancy	22,505	19,165	3,340	17.4
Equipment	20,494	17,207	3,287	19.1
Marketing	6,062	5,368	694	12.9
FDIC insurance	1,956	3,242	(1,286)	(39.7)
Amortization of intangible assets	10,340	6,980	3,360	48.1
Restructuring and merger-related expenses	16,397	17,860	(1,463)	(8.2)
Franchise and other miscellaneous taxes	12,813	9,847	2,966	30.1
Consulting, regulatory, accounting and advisory fees	8,993	6,975	2,018	28.9
ATM and electronic banking interchange expenses	6,931	5,719	1,212	21.2
Postage and courier expenses	5,334	4,143	1,191	28.7
Supplies	4,499	3,181	1,318	41.4
Legal fees	3,054	2,778	276	9.9
Communications	3,720	2,569	1,151	44.8
Other real estate owned and foreclosure expenses	397	831	(434)	(52.2)
Other	16,915	14,678	2,237	15.2
Total non-interest expense	$312,208	$265,224	$46,984	17.7%

Non-interest expense in 2019 increased $47.0 million or 17.7% compared to 2018, principally from the FTSB, FFKT and OLBK acquisitions, which increased assets by $5.3 billion, excluding goodwill, and added 74 offices to our branch network. In 2019, there was $16.4 million of merger-related expenses for the OLBK and FFKT acquisitions and $17.9 million in 2018 for the FFKT and FTSB acquisitions. Non-interest expense, excluding merger-related expenses, increased $48.4 million or 19.6% in 2019 as compared to 2018.

Salaries and wages increased $17.9 million or 15.6% compared to 2018, due to increased compensation expense related to a 10.8% increase in average full-time equivalent employees (“FTEs”) primarily related to the three acquisitions. Employee benefits expense increased $9.2 million or 30.7% compared to 2018, specifically due to an increase in FTEs, a $3.7 million increase in health care costs and a $2.1 million increase in compensation expense due to market adjustments of the underlying investments of the deferred compensation plan, for which a corresponding entry was recorded in net securities gains (losses).

Net occupancy increased $3.3 million in 2019 or 17.4% compared to 2018, principally due to increased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, mostly from the acquired retail branches, as well as normal building maintenance and repair costs of the legacy branch network and other infrastructure needs.

Equipment costs increased $3.3 million or 19.1% compared to 2018 due to the acquisitions and continuous improvements in technology and communication infrastructure, software costs and loan and deposit origination and customer support platforms.  Service agreements expense increased $2.5 million or 28.0% from 2018 to 2019.

FDIC insurance decreased $1.3 million or 39.7% compared to 2018, despite a larger balance sheet from the recent acquisitions.  During September 2019, the banking industry was notified by the FDIC that its deposit insurance fund (“DIF”) reached the required minimum reserve ratio of 1.38%, permitting the FDIC to offset current bank assessments with prior credits from 2016 through 2018 earned by banks with less than $10 billion in assets during that time period.  Wesbanco recorded its total DIF credit of $3.4 million in the second half of 2019 of which $0.3 million was related to OLBK.

Amortization of intangible assets increased $3.4 million or 48.1% in 2019 compared to 2018. The FTSB acquisition added approximately $8.1 million in core deposit intangibles. The FFKT acquisition added approximately $37.4 million in core deposit intangibles and $2.6 million in trust customer relationship intangibles, and the OLBK acquisition added approximately $33.6 million in core deposit intangibles.

Restructuring and merger-related expenses in 2019 were comprised of $13.2 million in expenses related to the OLBK acquisition and $3.2 million related to the FFKT acquisition. The OLBK merger-related expenses include $6.1 million from contract termination and non-refundable conversion costs, $3.1 million in investment banking services, $2.4 million in change-in-control payments, $0.7 million in legal fees, $0.5 million in employee severance costs and $0.4 million in miscellaneous accounting and valuation fees. The FFKT merger-related expenses include $1.3 million from branch consolidation costs, $1.3 million in contract termination and non-refundable conversion costs, $0.4 million in staffing costs and $0.2 million in professional fees and miscellaneous costs. In 2018, $5.5 million in expenses were related to the FTSB acquisition and $12.4 million in expenses were related to the FFKT acquisition.

Franchise and real property taxes increased $3.0 million or 30.1% in 2019 compared to 2018. The increase is primarily driven by a $1.2 million increase in Kentucky corporate franchise tax due to the FFKT acquisition, which was headquartered in Kentucky. Real and personal property taxes increased $1.0 million primarily due to the addition of branches from the acquisitions.

INCOME TAXES

The provision for federal and state income taxes increased to $34.3 million in 2019 compared to $31.4 million in 2018. The effective tax rate was 17.8% and 18.0% for the years ended December 31, 2019 and 2018, respectively. The increase in the provision is primarily due to the 10.7% increase in net income before provision for incomes taxes. The effective tax rate decreased primarily due to the utilization of New Market Tax Credits by Wesbanco in 2019. For more information on such credits, see Note 20, “Wesbanco Bank Community Development Corporation”.

FINANCIAL CONDITION

Total assets increased 26.2%, while deposits and shareholders’ equity increased 24.6% and 31.1%, respectively, compared to December 31, 2018, primarily due to the OLBK acquisition. Total securities increased by $110.9 million or 3.5% from December 31, 2018 primarily from the OLBK acquisition which provided $182.5 million of additional securities. Total portfolio loans increased $2.6 billion or 34.1%, with $2.5 billion from the OLBK acquisition. Total organic loans increased 1.1% resulting primarily from commercial loan growth outpacing paydowns.

Deposits increased $2.2 billion from December 31, 2018, primarily due to the OLBK acquisition. Organic deposits decreased 2.4% overall primarily due to 8.2% and 17.9% decreases in money market deposits and certificates of deposit, respectively offset by 0.5% and 5.1% increases in demand deposits and savings, respectively. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit, primarily for single service customers, and customer preferences for other deposit types, coupled with a $13.0 million decrease in CDARS ® balances. The increase in demand deposits and savings deposits was attributable to marketing, incentives paid to customers, focused retail and business strategies to obtain more account relationships, and customers’ preference for short-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Total borrowings increased 23.7% during 2019 as short-term borrowings decreased $8.2 million, new FHLB borrowings exceeded maturities by $146.4 million, with the OLBK acquisition providing an additional $215.0 million in FHLB borrowings, and subordinated debt and junior subordinated debt increased $10.0 million. The OLBK acquisition provided $36.7 million in subordinated debentures and $6.5 million in junior subordinated debentures, which was partially offset by the redemption of $33.5 million in junior subordinated debentures during 2019 from the FFKT acquisition.

Total shareholders’ equity increased by approximately $615.1 million or 31.1%, compared to December 31, 2018, primarily due to $494.0 million of common stock issued in the OLBK acquisition, net income exceeding dividends for the period by $87.1 million, and a $39.1 million other comprehensive income gain. The other comprehensive income gain resulted from a $40.0 million increase in unrealized gain in the securities portfolio, which was partially offset by a $0.9 million unrealized loss in the defined benefit pension plan and other postretirement benefits during 2019. The tangible equity to tangible assets ratio (non-GAAP measure) increased to 10.02% at December 31, 2019 from 9.28% at December 31, 2018 as tangible shareholders’ equity increased at a faster pace than tangible assets, primarily as a result of the other comprehensive income gain.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2019-2018		December 31,
(dollars in thousands)	2019	2018	$ Change	% Change	2017
Equity securities (at fair value)	$12,343	$11,737	$606	5.2	$13,457
Available-for-sale debt securities (at fair value)
U.S. Treasury	32,836	19,878	12,958	65.2	—
U.S. Government sponsored entities and agencies	159,628	141,652	17,976	12.7	71,843
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,815,987	1,561,255	254,732	16.3	934,922
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	190,409	168,972	21,437	12.7	114,867
Obligations of states and political subdivisions	145,609	185,114	(39,505)	(21.3)	104,830
Corporate debt securities	49,089	37,258	11,831	31.8	35,403
Total available-for-sale debt securities	$2,393,558	$2,114,129	$279,429	13.2	$1,261,865
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$9,216	$10,823	$(1,607)	(14.8)	$11,465
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	122,937	148,300	(25,363)	(17.1)	170,025
Obligations of states and political subdivisions	686,376	828,520	(142,144)	(17.2)	794,655
Corporate debt securities	33,224	33,291	(67)	(0.2)	33,355
Total held-to-maturity debt securities	$851,753	$1,020,934	$(169,181)	(16.6)	$1,009,500
Total securities	$3,257,654	$3,146,800	$110,248	3.5	$2,284,822
Available-for-sale and equity securities:
Weighted average yield at the respective year end (2)	2.67%	2.78%			2.35%
As a % of total securities	73.9%	67.6%			55.8%
Weighted average life (in years)	4.1	5.0			4.2
Held-to-maturity securities:
Weighted average yield at the respective year end (2)	3.51%	3.47%			3.85%
As a % of total securities	26.1%	32.4%			44.2%
Weighted average life (in years)	3.8	4.6			4.2
Total securities:
Weighted average yield at the respective year end (2)	2.89%	3.00%			3.01%
As a % of total securities	100.0%	100.0%			100.0%
Weighted average life (in years)	4.0	4.8			4.2

(1)

At December 31, 2019, 2018 and 2017, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21% in 2019 and 2018 and 35% in 2017.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased by $110.2 million or 3.5% from December 31, 2018 to December 31, 2019. Throughout the year, the available-for-sale portfolio increased by $279.4 million or 13.2%, while the held-to-maturity portfolio decreased by $169.2 million or 16.6% due to calls of municipal securities in the current lower rate environment, and the transfer of $67.4 million of held-to-maturity callable securities to available-for-sale, with the adoption of ASU-2017-12 on January 1, 2019.Wesbanco elected to use the one-time transition election to transfer these securities as they were some of the lower yielding securities in the municipal portfolio, and subsequently sold $66.1 million of these securities at a $51 thousand net gain.  The weighted average yield of the portfolio decreased 11 basis points from 3.00% at December 31, 2018 to 2.89% at December 31, 2019, primarily due to increased prepayment speeds on mortgage-backed securities as market rates declined in the second half of 2019. During the second quarter of 2019, Wesbanco recorded a $2.6 million gain on the sale of all of its Visa Class B common stock, which was held at a zero cost basis.

Total gross unrealized securities losses decreased $35.6 million, from $43.0 million at December 31, 2018 to $7.4 million at December 31, 2019.  Wesbanco had $669.0 million in investment securities in an unrealized loss position for less than twelve months at December 31, 2019, which increased from $466.9 million in the same category at December 31, 2018; however, the balance of investment securities in an unrealized loss position for more than twelve months decreased from $1.4 billion at December 31, 2018 to $292.5 million at December 31, 2019.  The overall shift of securities to the less than 12 months category was due to decreases in market rates during 2019 causing market prices to increase on most securities purchased or acquired in prior years. Wesbanco believes that all of the unrealized securities losses at December 31, 2019 were temporary impairment losses.  Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information.  Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized pre-tax gains (losses) on available-for-sale securities were $24.1 million at December 31, 2019, compared to ($27.9) million at December 31, 2018.  These net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity.  Net unrealized pre-tax gains (losses) in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $22.8 million at December 31, 2019, compared to ($0.2) million at December 31, 2018.  With approximately 26% of the investment portfolio in the held-to-maturity category, down from 44% two years ago, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

On January 1, 2020, the CECL accounting standard became effective for Wesbanco’s held-to-maturity debt portfolio.  Wesbanco will use a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate CECL losses on an individual security basis.  CECL will be adjusted quarterly and will be recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset, with the losses recorded in the income statement.  Because Wesbanco’s held-to-maturity investments in mortgage-backed securities and collateralized mortgage obligations are all either issued by a direct governmental entity or a government-sponsored entity, there is no historical evidence supporting CECL; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.  Wesbanco is currently estimating the initial transition impact of CECL on the held-to-maturity portfolio to be immaterial at January 1, 2020, due to the high credit quality of the portfolio.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the amortized cost and tax-equivalent yields of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2019. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	One Year or less		One to Five Years		Five to Ten Years		Over Ten Years		Mortgage- backed securities		Total
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale
U.S. Treasuries	$32,790	2.08%	$—	—	$—	—	$—	—	$—	—	$32,790	2.08%
U.S. Government sponsored entities and agencies	—	—	5,975	2.17%	39,121	2.57%	21,227	2.58%	90,765	2.94%	157,088	2.77%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	—	—	—	—	1,803,268	2.56%	1,803,268	2.56%
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	—	—	—	—	187,268	2.67%	187,268	2.67%
Obligations of states and political subdivisions (3)	1,875	3.53%	33,445	3.65%	70,140	3.98%	34,897	3.60%	—	—	140,357	3.80%
Corporate debt securities	21,969	3.29%	17,593	2.68%	9,083	4.29%	—	—	—	—	48,645	3.26%
Total available-for-sale securities	$56,634	2.60%	$57,013	3.20%	$118,344	3.54%	$56,124	3.22%	$2,081,301	2.58%	$2,369,416	2.67%
Held-to-maturity
U.S. Government sponsored entities and agencies	$—	—	$—	—	$—	—	$—	—	$9,216	2.16%	$9,216	2.16%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	—	—	—	—	122,937	2.43%	122,937	2.43%
Obligations of states and political subdivisions (3)	20,968	2.75%	113,653	3.85%	289,206	3.80%	262,549	3.57%	—	—	686,376	3.69%
Corporate debt securities	—	—	10,658	2.71%	22,566	3.61%	—	—	—	—	33,224	3.32%
Total held-to-maturity securities	$20,968	2.75%	$124,311	3.75%	$311,772	3.79%	$262,549	3.57%	$132,153	2.41%	851,753	3.51%
Total (4)	$77,602	2.64%	$181,324	3.58%	$430,116	3.72%	$318,673	3.51%	$2,213,454	2.57%	$3,221,169	2.89%

(1)	Yields are determined based on the lower of the yield-to-call or yield-to-maturity.
(2)

Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Projected maturities based on current speeds within one year, between one and five years, between five and ten years and over ten years are expected to be approximately $4.5 million, $1.7 billion, $435.6 million and $85.7 million, respectively.

(3)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.
(4)

This table does not include equity securities, of which $8.9 million consists of investments in various mutual funds held in grantor trusts formed in connection with a deferred compensation plan, which are recorded at fair value and totaled $12.3 million at December 31, 2019.

Cost-method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $66.8 and $50.8 million at December 31, 2019 and 2018, respectively, and are included in Other Assets in the Consolidated Balance Sheets.

Wesbanco’s municipal portfolio comprises 25.5% of the overall securities portfolio as of December 31, 2019 compared to 32.2% as of December 31, 2018 and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$78,730	9.2	$101,557	10.0
Investment Grade - High	569,085	66.7	654,787	64.3
Investment Grade - Upper Medium	190,696	22.4	237,847	23.4
Investment Grade - Lower Medium	3,042	0.4	7,607	0.7
Non-Investment Grade - Speculative	638	0.1	—	-
Not rated	10,011	1.2	16,595	1.6
Total municipal bond portfolio	$852,202	100.0	$1,018,393	100.0

(1)	The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at December 31, 2019, consists of $173.6 million of taxable (primarily Build America) and $678.6 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$581,105	68.2	$690,463	67.8
Revenue	271,097	31.8	327,930	32.2
Total municipal bond portfolio	$852,202	100.0	$1,018,393	100.0
Municipal bond issuer:
State Issued	$76,228	8.9	$98,468	9.7
Local Issued	775,974	91.1	919,925	90.3
Total municipal bond portfolio	$852,202	100.0	$1,018,393	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2019:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2019
(dollars in thousands)	Fair Value	% of Total
Pennsylvania	$191,098	22.4
Ohio	94,442	11.1
Texas	76,455	9.0
Kentucky	45,880	5.4
Illinois	38,059	4.5
All other states (1)	406,268	47.6
Total municipal bond portfolio	$852,202	100.0

(1)	Wesbanco’s municipal bond portfolio contains obligations in the state of West Virginia totaling $37.1 million or 4.4% of the total municipal portfolio.

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

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
LOANS
Commercial real estate:
Land and construction	$777,151	7.5	$528,072	6.9	$392,597	6.2	$496,539	7.9	$344,748	6.8
Improved property	4,947,857	48.0	3,325,623	43.4	2,601,851	40.9	2,376,972	37.9	1,911,633	37.7
Total commercial real estate	5,725,008	55.5	3,853,695	50.3	2,994,448	47.1	2,873,511	45.8	2,256,381	44.5
Commercial and industrial	1,644,699	16.0	1,265,460	16.5	1,125,327	17.7	1,088,118	17.4	737,878	14.5
Total commercial loans	7,369,707	71.5	5,119,155	66.8	4,119,775	64.8	3,961,629	63.2	2,994,259	59.0
Residential real estate:
Land and construction	87,342	0.8	60,336	0.8	56,369	0.9	46,226	0.7	40,261	0.8
Other mortgages	1,786,305	17.3	1,551,271	20.2	1,296,932	20.4	1,337,164	21.4	1,207,539	23.8
Home equity lines of credit	649,678	6.4	599,331	7.8	529,196	8.3	508,359	8.1	416,889	8.2
Total residential real estate	2,523,325	24.5	2,210,938	28.8	1,882,497	29.6	1,891,749	30.2	1,664,689	32.8
Consumer	374,953	3.6	326,188	4.3	339,169	5.3	396,058	6.3	406,894	8.0
Total retail loans	2,898,278	28.1	2,537,126	33.1	2,221,666	34.9	2,287,807	36.5	2,071,583	40.8
Total portfolio loans	10,267,985	99.6	7,656,281	99.9	6,341,441	99.7	6,249,436	99.7	5,065,842	99.8
Loans held for sale	43,013	0.4	8,994	0.1	20,320	0.3	17,315	0.3	7,899	0.2
Total loans	$10,310,998	100.0	$7,665,275	100.0	$6,361,761	100.0	$6,266,751	100.0	$5,073,741	100.0
LOAN COMMITMENTS
Commercial real estate:
Land and construction	$811,258	24.9	$489,991	20.9	$419,082	22.5	$392,355	22.0	$380,704	24.6
Improved property	317,595	9.7	252,216	10.7	158,565	8.5	151,797	8.6	130,415	8.5
Total commercial real estate	1,128,853	34.6	742,207	31.6	577,647	31.0	544,152	30.6	511,119	33.1
Commercial and industrial	1,011,481	31.0	721,988	30.7	571,692	30.7	540,647	30.4	482,799	31.2
Total commercial commitments	2,140,334	65.6	1,464,195	62.3	1,149,339	61.7	1,084,799	61.1	993,918	64.3
Residential real estate:
Land and construction	67,425	2.1	46,285	2.0	29,454	1.6	25,468	1.4	17,369	1.1
Other mortgages	127,916	3.9	38,188	1.6	31,555	1.7	37,418	2.1	17,191	1.1
Home equity lines of credit	698,954	21.4	605,559	25.8	486,516	26.1	447,993	25.2	369,152	23.9
Total residential real estate	894,295	27.4	690,032	29.4	547,525	29.4	510,879	28.8	403,712	26.1
Consumer	47,352	1.5	41,037	1.7	36,282	1.9	36,811	2.1	35,360	2.3
Total retail commitments	941,647	28.9	731,069	31.1	583,807	31.3	547,690	30.8	439,072	28.4
Total portfolio commitments	3,081,981	94.5	2,195,264	93.4	1,733,146	93.0	1,632,489	91.9	1,432,990	92.7
Deposit overdraft limits	149,519	4.6	153,572	6.5	126,671	6.8	126,517	7.1	106,252	6.9
Commitments held for sale	29,302	0.9	2,307	0.1	3,846	0.2	17,037	1.0	6,865	0.4
Total loan commitments	$3,260,802	100.0	$2,351,143	100.0	$1,863,663	100.0	$1,776,043	100.0	$1,546,107	100.0
Letters of credit included above	$57,205	1.8	$42,841	1.8	$31,951	1.7	$32,907	1.9	$27,408	1.8

Total portfolio loans increased $2.6 billion or 34.1% from December 31, 2018 to December 31, 2019, due to the acquisition of OLBK.  Total organic loan growth was 1.1% year-over-year, driven by the C&I and residential real estate loan categories, which were partially offset by elevated levels of commercial real estate loans being refinanced in an aggressive secondary market.  The commercial real estate payoffs during the fourth quarter were almost triple the more normalized quarterly average experienced during the first half of 2019, which negatively impacted organic fourth quarter year-over-year loan growth by approximately two percentage points. Portfolio loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. The net deferred loan costs were $4.8 million and $3.2 million as of December 31, 2019 and 2018, respectively. Wesbanco conducts a deferred loan cost study to determine the allowable costs to be deferred over the life of the loan. In the most recent study, Wesbanco’s deferred costs have increased at a faster rate than the related customer deferred fee income causing the balance of the deferred loan costs to outweigh the deferred loan fees primarily from home equity lines of credit, which have little fee income. Purchased loan discounts included in the portfolio loan balances were $51.9 million and $49.3 million as of December 31, 2019 and 2018, respectively. Loan accretion included in interest income on loans acquired from prior acquisitions was $17.9 million and $11.7 million for the years ended December 31, 2019 and 2018, respectively.

CRE loans represents a significant component of the loan portfolio at 55.5%, which was a 48.6% increase for the year. CRE—land and construction loan balances increased $249.1 million or 47.2% from December 31, 2018 to December 31, 2019, while CRE—improved property loans increased $1.6 billion or 48.8% during the same period. Both increased primarily due to the acquisition of OLBK.

C&I loans increased $379.2 million or 30.0% from December 31, 2018 to December 31, 2019, from organic growth and the acquisition of OLBK. The available lines of credit within C&I loans increased 4.5% to 61.5% comparing the available lines of credit to the loan balance as of December 31, 2019. The acquisition of FTSB, FFKT and OLBK resulted in obtaining new customer relationships and provides new opportunities in the Huntington, WV market and an expanded presence in the greater Lexington, Frankfort, Elizabethtown, Louisville, KY, and Cincinnati, OH markets, as well as new markets in Washington D.C., Baltimore, Lexington Park, MD, and Frederick – Gaithersburg – Rockville, MD MSAs.

Residential real estate mortgage loans increased $262.0 million or 16.3% from December 31, 2018 to December 31, 2019, due primarily to organic growth and the acquisition of OLBK. Wesbanco retained approximately 52.4% of mortgages originated in 2019 for the portfolio compared to 59.7% in 2018. Management’s focus was to rebalance the loan originations between portfolio loans and secondary market loans, which are sold into the secondary market. As interest rates rise, Wesbanco aims to keep the loan originations balanced; however, if rates decrease, the Company will focus more on secondary market loans.

HELOC loans increased $50.3 million or 8.4% from December 31, 2018 to December 31, 2019 due to the acquisition of OLBK. Organically, HELOC loans were down 1.8% as compared to 2018 primarily due to the rising interest rate environment and lower customer demand.

Consumer loans increased $48.8 million or 15.0% from December 31, 2018 to December 31, 2019 of which $35.9 million relates to the acquired OLBK consumer loans.

Total loan commitments increased $909.7 million or 38.7% from December 31, 2018 to December 31, 2019. Commitments in the total CRE portfolio increased approximately $386.6 million or 52.1%, C&I commitments increased $289.5 million or 40.1% and HELOC commitments increased $93.4 million or 15.4%.

Geographic Distribution —Wesbanco extends credit primarily within the market areas where it has branch offices or markets adjacent thereto. Loans outside of these markets are generally only made to established customers that have other business relationships with Wesbanco in its markets. Loans outside of Wesbanco’s markets represented less than 2% of total loans at December 31, 2019 and less than 3% at December 31, 2018. These loans consist primarily of CRE-improved property loans, residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers and automobile loans to family members of local customers. Management does not plan to significantly increase out-of-market loans.

The geographic distribution of the loan portfolio, excluding deposit overdraft limits and loans held for sale, is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2019 (1)
	Commercial Real Estate
(percentage of exposure, rounded to nearest whole percent)	Land and Construction	Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity Lines	Consumer	Total
Upper Ohio Valley MSAs	1%	4%	14%	7%	13%	20%	7%
Morgantown, WV MSA	1	3	3	3	4	5	3
Parkersburg, WV-Marietta, OH MSA	1	2	1	1	3	4	2
Huntington, WV-Ashland, KY MSA	1	4	5	4	3	3	4
Other West Virginia Locations	1	3	4	8	10	19	5
Pittsburgh, PA MSA	5	10	15	18	14	12	12
Other Pennsylvania Locations	—	1	1	1	2	5	1
Columbus, OH MSA	25	8	6	10	6	4	9
Western Ohio MSAs	10	8	5	13	11	3	8
Other Ohio Locations	2	6	10	8	10	11	7
Louisville, KY—Jefferson County MSA	13	7	8	4	5	2	7
Lexington, KY—Fayette County MSA	10	4	3	3	3	—	5
Other Indiana Locations	—	1	1	1	—	—	1
Other Kentucky Locations	3	5	5	5	6	2	5
Baltimore-Columbia-Towson MD MSA	8	13	5	7	5	4	9
California-Lexington Park MD MSA	1	2	1	—	1	—	1
Frederick-Gaithersburg-Rockville MD MSA	4	4	2	2	2	2	3
Washington-Arlington-Alexandria DC-VA-MD-WV MSA	11	12	10	2	2	2	9
Other Maryland Locations	1	1	—	1	—	1	1
Adjacent States & Outside-of-Market	2	2	1	2	—	1	1
Total	100%	100%	100%	100%	100%	100%	100%

(1)	Real estate secured loans are categorized based on the address of the collateral. All other loans are categorized based on the borrower’s address.

The Upper Ohio Valley MSAs include the Wheeling, West Virginia and Weirton, West Virginia-Steubenville, Ohio MSAs. Other West Virginia locations include the Fairmont-Clarksburg and Charleston MSAs as well as communities that are not located within an MSA primarily in the northern, central and eastern parts of the state. The western Ohio MSAs include the Dayton-Springfield and the Cincinnati-Middletown MSAs. Other Ohio locations include communities in Ohio that are not located within an MSA, the majority of which are located in southeastern Ohio. Other Indiana locations include communities in Indiana that are not located within an MSA, the majority of which are located in southern Indiana. Other Kentucky locations include the Elizabethtown KY MSA along with other Kentucky locations that are not located within an MSA. Through the acquisition of Old Line Bank, Wesbanco added the Baltimore-Columbia-Towson, MD MSA, Frederick-Gaithersburg-Rockville, MD MSA and Washington DC-Arlington-Alexandria, VA MSA as well as other Maryland locations. Adjacent states include parts of Delaware and Tennessee that are within close proximity to Wesbanco’s markets. Outside-of-market loans consist of loans in all other locations not included in any of the other defined areas and have remained relatively unchanged over the past few years.

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

Commercial Loans —The commercial portfolio consists of loans to a wide range of business enterprises of varying size. Many commercial loans often involve multiple loans to one borrower or a group of related borrowers, therefore the potential for loss on any single transaction can be significantly greater for commercial loans than for retail loans. Commercial loan risk is mitigated by limiting total credit exposure to individual borrowers or groups of borrowers, industries and geographic markets and by requiring appropriate collateral or guarantors.

Commercial loans are monitored for potential concentrations of loans to any one borrower or group of related borrowers. At December 31, 2019, Wesbanco’s legal lending limit to any single borrower or their related interests approximated $219 million. The ten largest commercial relationships combined ranged from $600 million to $650 million in the first 9 months and up to $720 million in the fourth quarter.  There were 15 relationships that exceeded $50 million at December 31, 2019. These large relationships generally consist of more than one loan to a borrower or their related entities. The single largest relationship exposure approximated $118 million at December 31, 2019 and consists of multiple loans to a customer in the lodging sector. The largest CRE loan exposure by property type and industry are set forth in tables 14 and 15.

Commercial loans, including renewals and extensions of maturity, are approved within a framework of individual lending authorities based on the total credit exposure of the borrower. Loans with credit exposure up to $750,000 are approved by underwriters that are not responsible for loan origination. Loans with credit exposure greater than $750,000 minimally require the approval of a commercial banking executive, and credit exposures greater than $1.5 million require approval of a credit officer that is not responsible for loan origination. In the new Mid-Atlantic market, credit exposures greater than $5 million require approval of a credit committee comprised of senior management in the market and credit officers not responsible for loan origination.  Credit exposures greater than $15 million require approval of a credit committee comprised of executive management, directors, and other qualified persons that are not responsible for loan origination. Underwriters and credit officers do not receive incentive compensation based on loan origination volume. Commercial banking executives receive incentive compensation based on multiple factors that include loan origination, net growth in outstanding loan balances, fees, credit quality, and portfolio administration requirements.

CRE – land and construction consists of loans to finance land for development, investment, use in a commercial business enterprise, agricultural or minerals extraction; construction of residential dwellings for resale, multi-family apartments and other commercial buildings that may be owner-occupied or income generating investments for the owner. Construction loans generally are made only when Wesbanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan, or the loan is expected to be repaid from the sale of subdivided property. However, even if Wesbanco has a takeout commitment, construction loans are underwritten as if Wesbanco will retain the loan upon completion of construction. In recent years, due to the low interest rate environment and low property capitalization rates, many construction loans that did not have a takeout commitment when the loan originated have been sold or refinanced in the secondary market immediately upon completion of construction, at times, resulting in significant unscheduled loan payoffs.

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

CRE – improved property loans consist of loans to purchase or refinance owner-occupied and investment properties. Owner-occupied CRE consists of loans to borrowers in a diverse range of industries and property types. Investment properties include multi-family apartment buildings, 1-to-4 family rental units, lodging and various types of commercial buildings that are rented or leased to unrelated parties of the owner.

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

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2019
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial real estate:
Land and construction	$48,017	$97,557	$99,369	$244,943	$82,131	$195,140	$254,937	$532,208
Improved property	143,306	969,246	686,928	1,799,480	120,656	688,354	2,339,367	3,148,377
Commercial and industrial	49,455	426,300	199,210	674,965	440,059	230,637	299,038	969,734
Total commercial loans	$240,778	$1,493,103	$985,507	$2,719,388	$642,846	$1,114,131	$2,893,342	$4,650,319

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

The primary factors that are considered in underwriting investment real estate are the debt service coverage calculation, the net rental income generated by the property, the composition of the tenants occupying the property, and the terms of leases, all of which may vary depending on the specific type of property. Other factors that are considered include the overall financial capacity of the investors and their experience owning and managing investment property.

Repayment of owner-occupied loans must come from the cash flow generated by the occupant’s commercial business. Therefore, the primary factors that are considered in underwriting owner-occupied CRE and C&I loans are the debt service coverage calculation, the historical and projected earnings, cash flow, capital resources, liquidity and leverage of the business. Other factors that are considered for their potential impact on repayment capacity include the borrower’s industry, competitive advantages and disadvantages, demand for the business’s products and services, business model viability, quality, experience and depth of management, and external influences that may impact the business such as general economic conditions and social or political changes.

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

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by Wesbanco credit policy or banking regulations, which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $113 million or 8% of the Bank’s total risk-based capital at December 31, 2019 compared to $105 million or 11% at December 31, 2018. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. Loans secured by bank deposit accounts and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly to ensure they remain appropriately margined. The total of C&I exposure secured by bank deposit accounts and marketable securities approximated $281 million at December 31, 2019 compared to $243 million at December 31, 2018. Unsecured C&I loans, which represent the highest risk, approximated $251 million at December 31, 2019, compared to $197 million at December 31, 2018. Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. The single largest unsecured exposure is $6.2 million. Collateral other than real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by Wesbanco. Approximately $199 million or 7.8% of C&I exposure at December 31, 2019 is secured solely by accounts receivable and inventory, compared to $187 million or 9.4% at December 31, 2018. Another $301 million or 11.9% of C&I exposure is secured by equipment or motorized vehicles at December 31, 2019, compared to $202 million or 10.2% at December 31, 2018. The remainder of the C&I portfolio is secured by multiple types of collateral, which at times includes real estate that is taken as collateral for reasons other than its value.

Most commercial loans are originated directly by Wesbanco. Participation in loans originated by other financial institutions represents $513 million or 5.5% of total commercial loan exposure at December 31, 2019 compared to $389 million or 5.9% at December 31, 2018. Included in this total are Shared National Credits of $46 million at December 31, 2019 and $42 million at December 31, 2018. Shared National Credits are defined as loans in excess of $100 million that are financed by three or more lending institutions. Wesbanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution.

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

Beginning in 2001 and revised in 2013, banks of a certain size are required to track C&I loan transactions designated as Highly Leveraged Transactions (“HLTs”).  Loans that meet the criteria must be of a certain size, for the purpose of a buyout, acquisition or capital distributions and meet certain leverage ratios.  As of December 31, 2019, Wesbanco had $43.5 million or 0.3% of total commercial loan exposure designated as HLTs.

Due to fluctuations in energy prices, the bank closely monitors its energy portfolio. At December 31, 2019, total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $67 million or 0.7% of the total loan portfolio, as compared to $52 million or 0.5% of the total loan portfolio at December 31, 2018. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $94 million in exposure or 0.9% of the total loan portfolio, as compared to $70 million or 0.7% of the total loan portfolio at December 31, 2018. Lodging properties located in the shale gas areas that may be impacted by a reduction in shale gas activities represent an additional $119 million of exposure at December 31, 2019, as compared to $126 million at December 31, 2018.

TABLE 14. CRE EXPOSURE BY PROPERTY TYPE

	December 31, 2019
	CRE Land and Construction		CRE Improved Investment		CRE Improved Owner Occupied
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Land	$139,710	$120,413	$30,065	$8,998	$36,195	$1,438	$336,819	$23,963	22.5
1-to-4 family	91,868	83,713	519,426	21,616	8,709	2,002	727,334	9,050	48.5
Multi-family	188,019	259,603	361,891	56,265	94,467	1,438	961,683	29,538	64.2
Retail	43,716	27,422	522,107	12,274	138,530	2,371	746,420	14,079	49.8
Office	43,462	41,002	486,077	7,717	206,342	3,499	788,099	16,105	52.6
Industrial	20,787	7,471	199,841	1,879	221,633	4,300	455,911	7,024	30.4
Lodging	91,164	48,729	601,972	14,572	—	—	756,437	22,590	50.5
Senior living	24,964	74,651	48,874	39	77,146	1,321	226,995	38,354	15.1
Hospital	2,002	5,244	3,389	—	41,822	12	52,469	15,335	3.5
Self-storage	10,257	6,897	11,087	9	3,541	20	31,811	5,425	2.1
Eating place	3,549	16,174	45,384	4,036	46,521	431	116,095	2,892	7.7
Gas station	331	1,352	16,067	1,500	69,099	908	89,257	6,570	6.0
Recreational	2,160	720	12,960	125	25,292	442	41,699	5,115	2.8
Dormitory	—	—	36,732	33	23,291	24	60,080	23,150	4.0
House of worship	1,691	—	2,464	—	37,833	733	42,721	3,577	2.9
Other special use	65,183	8,915	110,418	3,105	173,062	13,846	374,529	13,649	25.0
Mixed use	39,203	28,063	288,030	72,755	150,106	8,512	586,669	25,012	39.2
Unclassified	9,085	80,889	252,890	67,760	44,594	3,615	458,833	15,000	30.6
Total	$777,151	$811,258	$3,549,674	$272,683	$1,398,183	$44,912	$6,853,861	$38,354	457.4

(1)	Largest loan represents the largest contractual obligation of Wesbanco, which may not be fully funded.
(2)	Bank total risk-based capital.

Multi-family apartments represent the single largest category of CRE. Including construction loans, multi-family apartment exposure increased 19.9% from $802 million at December 31, 2018 to $962 million at December 31, 2019. This exposure represents 64.2% of total risk-based capital at December 31, 2019, down from 67.8% at December 31, 2018. Approximately 60% of the total multi-family exposure is for new construction projects, many of which are expected to be refinanced in the secondary market over the next 24 months. During 2019, a number of properties were refinanced in the secondary market shortly after completion and prior to stabilization. These early payoffs enabled Wesbanco to continue to finance new multi-family projects throughout our market. The central Ohio market represents approximately 28% of the total multi-family apartment exposure as of December 31, 2019, compared to 31% at December 31, 2018, and the Maryland market from the acquisition of OLBK in late 2019, represents approximately 12% of the total exposure as of December 31, 2019. The Pittsburgh/western PA market was the next largest market in 2018 at 14%.

Office buildings represent the second largest category of CRE with total exposure of $772 million. Office building exposure increased 51.1% from December 31, 2018 to December 31, 2019. This represents 51.5% of total risk-based capital at December 31, 2019, compared to 43.1% at December 31, 2018. Approximately 40% of the office building exposure is in the Maryland market and 9% is located in the Central Ohio market.

Lodging represents the third largest category of CRE with total exposure of $756 million. Lodging exposure increased 86.4% from December 31, 2018 to December 31, 2019. This category represents 50.5% of risk-based capital, compared to 34.3% at December 31, 2018. The large increase is predominantly due to the acquisition of OLBK. Approximately 33% of lodging exposure is held in the Maryland markets and 13% is held in central Kentucky.

Retail represents the fourth largest category of CRE with total exposure of $746 million. Retail exposure increased 87.9% from December 31, 2018 to December 31, 2019. This category represents 49.8% of risk-based capital, compared to 33.5% at December 31, 2018. Approximately 38% of retail exposure is held in the Maryland markets and 8% is held in central Ohio.

1-to-4 family represents the fifth largest category of CRE at $727 million. The category increased 34.8% from December 31, 2018 to December 31, 2019. The category represents 48.4% of risk-based capital at December 31, 2019 compared to 45.6% at December 31, 2018. The significant increase is primarily due to the acquisition of OLBK. The Maryland market represented 28% of the portfolio and central Kentucky represented 14% at December 31, 2019

Mixed use properties’ exposure of $587 million is the sixth largest category of CRE and represents 39.2% of total risk-based capital at December 31, 2019, compared to 38.5% at December 31, 2018. This category of loans includes various combinations of other property types such as retail, office or housing in one facility. Approximately 14% is in the Pittsburgh/western PA market and 9% is in the Louisville KY and southern Indiana market.

Other special use properties consist of facilities that have a unique purpose other than those identified in Table 14, and includes properties such as funeral homes, carwashes, other auto care facilities, fire stations, parking garages, other municipal service facilities and school buildings. Unclassified properties are generally smaller, general-purpose buildings and storefronts that can typically be adapted to any number of potential commercial uses.

In addition to the methods in which Wesbanco monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of bank total risk-based capital. Loan balances used to determine compliance are based upon Call Report instructions and therefore do not necessarily match the balances displayed in Table 14. The first tier measures loans for land, land development, residential and commercial construction. This tier totals $792 million or 52.9% of risk-based capital at December 31, 2019 compared to $574 million or 48.5%, at December 31, 2018. The regulatory guidance for the first tier is 100% of total risk-based capital. The second tier measures loans included in the first tier plus multi-family apartments and other commercial investment property. This tier totals $4,019 million or 268.2% of total risk-based capital at December 31, 2019 compared to $2,625 million or 221.8% at December 31, 2018. The regulatory guidance for the second tier is 300% of total risk-based capital. The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. Total CRE exposure increased $1,961 million or 95.3% for the thirty-six month period ended December 31, 2019, primarily from acquisition-related growth. Management believes that although the bank is above the 50% threshold, portfolio credit quality and our internal risk management practices mitigate the risk of continued CRE lending.

Basel III requires banks to identify High Volatility Commercial Real Estate (“HVCRE”) loans in their portfolios. These loans are subject to 150% weighting in the risk-based capital calculation effective January 1, 2015. These regulations require, among other things, that investment CRE loans for acquisition, development or construction that are not in permanent amortizing loan status, meet the statutory LTV guidelines, have a minimum contributed equity of 15% in cash, marketable securities or contributed land at appraised value, and the loan documentation must contain a requirement that the initial capital injection remain in the project until the loan has converted to permanent financing or is paid in full. Changes to the law in May, 2018 eliminated certain CRE loan categories from being subject to the regulation, such as owner-occupied, changed contributed land value from cost to appraised value for the equity component, and required only the initial capital to meet the 15% threshold remain in the project. The bank has approximately $335 million in HVCRE exposure representing 4.9% of total CRE exposure and 22% of total risk-based capital at December 31, 2019. This compares to $334 million in HVCRE exposure representing 7.3% of total CRE exposure and 28% of total risk-based capital at December 31, 2018. These loans are classified as HVCRE primarily for legal documentation reasons rather than contributed equity being less than 15%. The OLBK acquisition represented $136 million of the total HVCRE exposure at December 31, 2019.

TABLE 15. C&I AND OWNER-OCCUPIED CRE EXPOSURE BY INDUSTRY

	December 31, 2019
	C&I		CRE Improved Owner Occupied Property
(dollars in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Agriculture and farming	$8,300	$7,339	$6,041	$128	$21,808	$2,500	1.5
Energy—oil and gas	7,155	13,163	13,616	30	33,964	5,000	2.3
Energy—mining and utilities	41,023	16,962	2,176	—	60,161	11,464	4.0
Construction—general	56,210	64,814	16,439	8,562	146,025	9,000	9.7
Construction—trades	70,045	54,515	27,043	4,175	155,778	17,500	10.4
Manufacturing—primary metals	25,917	26,305	136,851	—	189,073	29,300	12.6
Manufacturing—other	165,056	84,957	36,135	3,478	289,626	27,875	19.3
Wholesale and distribution	108,606	46,292	22,818	635	178,351	30,000	11.9
Retail—automobile dealers	41,185	17,545	25,936	1,052	85,718	7,500	5.7
Retail—other sales	48,686	42,785	171,050	3,395	265,916	10,000	17.7
Transportation and warehousing	37,249	13,553	31,144	660	82,606	13,649	5.5
Information and communications	7,855	1,580	1,207	—	10,642	2,107	0.7
Finance and insurance	53,617	70,190	91,290	485	215,582	15,000	14.4
Equipment leasing	72,913	48,860	10,079	121	131,973	11,716	8.8
Services—real estate	63,247	12,492	280,738	7,241	363,718	10,000	24.3
Services—business and professional	347,063	248,631	25,461	427	621,582	12,500	41.5
Services—personal and other	39,941	6,429	45,064	7,416	98,850	15,643	6.6
Schools and education services	77,934	5,218	9,487	148	92,787	11,882	6.2
Healthcare—medical practitioners	34,316	24,657	55,885	463	115,321	16,105	7.7
Healthcare—hospitals and other	61,650	38,321	134,311	3,017	237,299	30,752	15.8
Entertainment and recreation	6,844	4,716	25,214	1,097	37,871	5,115	2.5
Restaurants and lodging	66,815	20,783	81,126	265	168,989	23,150	11.3
Religious organizations	37,680	15,684	38,804	899	93,067	15,000	6.2
Government	99,415	62,405	7,430	398	169,648	36,371	11.3
Unclassified	65,977	63,285	102,838	820	232,920	7,500	15.7
Total	$1,644,699	$1,011,481	$1,398,183	$44,912	$4,099,275	$36,371	273.6

(1)	Largest loan represents the largest contractual obligation of Wesbanco, which may not be fully funded.
(2)	Wesbanco Bank total risk-based capital.

All of the services sectors combined represent the largest industry exposure at $1,084.2 million or 72.4% of risk-based capital; however, these sectors include a variety of service-providing businesses. Combined exposure to the services sectors increased $695.0 million from December 31, 2018 to December 31, 2019. Lessors of non-residential buildings is the single largest industry group exposure in the services sector.

The manufacturing sectors represent the second largest industry exposure at 31.9% of risk-based capital, increasing from 25.1% at December 31, 2018. Total exposure to manufacturing increased 60.7% to $478.7 million at December 31, 2019 from $297.8 million at December 31, 2018. Machinery and equipment, and metal fabrication and forging, represent the largest segment of the manufacturing sector.

The healthcare sectors represent the third largest industry exposure at 23.5% of risk-based capital, decreasing from 27.6% at December 31, 2018. Total exposure to healthcare increased 7.8% to $352.6 million at December 31, 2019 from $327.1 million at December 31, 2018. Hospitals represents the largest segment of the healthcare sector.

The retail sectors represent the fourth largest industry exposure at $351.6 million or 23.4% of risk-based capital at December 31, 2019 compared to 23.3% at December 31, 2018. Total exposure increased $75.9 million or 27.5% from December 31, 2018 to December 31, 2019.  Gasoline stations represents the largest segment of the retail segment.

Retail Loans —Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. This group is comprised of residential real estate loans, home equity lines of credit and consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $19 million of 1-to-4 family rental properties at December 31, 2019, an increase from approximately $13 million at December 31, 2018. Wesbanco originates residential real estate loans for its portfolio as well as for sale in the secondary market. Portfolio loans also include loans to finance vacant land upon which the owner intends to construct a dwelling at a future date. Except for construction loans that require interest-only payments during the construction period, portfolio loans require monthly principal and interest payments to amortize the loan within terms up to thirty years. Construction periods range from six to twelve months but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a dwelling. Interest rates on portfolio loans may be fixed for up to thirty years. Adjustable rate loans are based primarily on the Treasury Constant Maturity index and can adjust annually or in increments up to fifteen years.

HELOC loans are secured by first or second liens on a borrower’s primary residence. HELOCs are generally limited to an amount which when combined with the first mortgage on the property, if any, does not exceed 90% of the market value. Maximum LTV ratios are also tiered based on the amount of the line and the borrower’s credit history. Most HELOCs originated prior to 2005 are available for draws by the borrower for up to fifteen years, at which time the outstanding balance is converted to a term loan requiring monthly principal and interest payments sufficient to repay the loan in not more than seven years. Most HELOCs originated from 2005 through 2013 are available to the borrower for an indefinite period as long as the borrower’s credit characteristics do not materially change, but may be cancelled by Wesbanco under certain circumstances. Generally, lines originated since 2013 have a 15 year draw period, a ten year repayment period and also give borrowers the option to convert portions of the balance of their line into an installment loan requiring monthly principal and interest payments, with availability to draw on the line restored as the installment portions are repaid. HELOCs that originated prior to 2000 began reaching the end of their availability period starting in 2015 and years thereafter. These lines have the additional risk that the borrower will not have the capacity to make higher payments of interest and principal or may not qualify for a new line of credit. The amount of such lines that will reach the end of their availability period in 2019 represents less than 1% of the total HELOC exposure.

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

TABLE 16. MATURITIES OF RETAIL LOANS

	December 31, 2019
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Residential real estate	$29,558	$89,269	$628,281	$747,108	$154	$5,714	$1,120,671	$1,126,539
Home equity lines of credit	1,225	13,759	19,584	34,568	9,416	74,991	530,703	615,110
Consumer	7,015	264,452	62,240	333,707	4,608	15,613	21,025	41,246
Total retail loans	$37,798	$367,480	$710,105	$1,115,383	$14,178	$96,318	$1,672,399	$1,782,895

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

Most retail loans are originated directly by Wesbanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods. Wesbanco performs its own customary credit evaluation and underwriting before purchasing indirect loans. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from Wesbanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws. Indirect consumer loans represented $223 million or 57% of consumer loans at December 31, 2019 compared to $167 million or 52% at December 31, 2018. The increase of 33% over the prior year was split evenly from internal growth and the addition of Old Line.

Loans Held For Sale —Loans held for sale consist of residential real estate loans originated for sale in the secondary market. Credit risk associated with such loans is mitigated by entering into sales commitments with third party investors to purchase the loans when they are originated. This practice has the effect of minimizing the amount of such loans that are unsold and the interest rate risk at any point in time. Wesbanco generally does not service these loans after they are sold. While most loans are sold without recourse, Wesbanco may be required to repurchase loans under certain circumstances for contractual periods of generally up to one year or less. The number and principal balance of loans that Wesbanco has been required to repurchase has not been material and therefore reserves established for this exposure are not material.

Banks that have been acquired by Wesbanco serviced many of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, Wesbanco continues to service these loans. As of December 31, 2019 and 2018, Wesbanco serviced loans for others aggregating approximately $175 million and $207 million, respectively. The unamortized balance of mortgage servicing rights related to these loans is approximately $0.2 million and $1.7 million at December 31, 2019 and 2018, respectively, as mortgage servicing rights from the FFKT acquisition totaling approximately $1.2 million were sold in 2019.

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

Past Due Loans —Loans that are past due but not reported as non-performing generally consist of loans that are between 30 and 89 days contractually past due. Certain loans that are 90 days or more past due also continue to accrue interest because they are deemed to be well-secured and in the process of collection. Earlier stage delinquency requires routine collection efforts to prevent them from becoming more seriously delinquent. Early stage delinquency represents potential future non-performing loans if routine collection efforts are unsuccessful. Table 17 summarizes loans that are contractually past due 30 days or more, excluding non-accrual and TDR loans.

TABLE 17. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDR LOANS

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of Loan Bal	Amount	% of Loan Bal	Amount	% of Loan Bal	Amount	% of Loan Bal	Amount	% of Loan Bal
90 days or more:
Commercial real estate— land and construction	$26	—	$—	—	$—	—	$—	—	$—	—
Commercial real estate— improved property	4,709	0.10	175	0.01	243	0.01	318	0.01	—	-
Commercial and industrial	1,793	0.11	13	0.00	20	0.00	229	0.02	33	-
Residential real estate	3,643	0.19	2,820	0.17	1,113	0.08	1,922	0.14	2,159	0.17
Home equity lines of credit	985	0.15	705	0.12	742	0.14	626	0.12	407	0.10
Consumer	457	0.12	364	0.11	608	0.18	644	0.16	527	0.13
Total 90 days or more	11,613	0.11	4,077	0.05	2,726	0.04	3,739	0.06	3,126	0.06
30 to 89 days:
Commercial real estate— land and construction	650	0.08	1,412	0.27	172	0.04	—	—	—	—
Commercial real estate— improved property	15,256	0.31	4,439	0.13	316	0.01	747	0.03	318	0.02
Commercial and industrial	5,312	0.32	878	0.07	721	0.06	1,522	0.14	275	0.04
Residential real estate	8,183	0.44	6,542	0.41	4,392	0.32	6,080	0.44	3,216	0.26
Home equity lines of credit	3,558	0.55	3,344	0.56	2,281	0.43	2,949	0.58	2,470	0.59
Consumer	3,371	0.90	2,954	0.91	3,290	0.97	4,731	1.19	4,726	1.16
Total 30 to 89 days	36,330	0.35	19,569	0.26	11,172	0.18	16,029	0.26	11,005	0.22
Total 30 days or more	$47,943	0.47	$23,646	0.31	$13,898	0.22	$19,768	0.32	$14,131	0.28

Loans past due 30 days or more and accruing interest and not reported as TDRs increased $24.3 million, representing 0.46% of total loans at December 31, 2019 as compared to 0.31% at December 31, 2018. The increase in the 30-89 day category was primarily from the acquired OLBK CRE and C&I portfolios. The overall low level of delinquency is the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, lower unemployment and generally improved economic conditions.

Non-Performing Assets —Non-performing assets consist of non-accrual loans, TDRs, REO and repossessed assets.

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

Table 18 summarizes non-performing assets.

TABLE 18. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
TDRs accruing interest:
Commercial real estate—land and construction	$—	$—	$—	$—	$967
Commercial real estate—improved property	1,321	880	1,650	1,618	2,064
Commercial and industrial	191	168	128	152	205
Residential real estate	3,477	4,185	4,321	5,311	7,227
Home equity lines of credit	411	426	407	473	642
Consumer	31	85	65	92	443
Total TDRs accruing interest	5,431	5,744	6,571	7,646	11,548
Non-accrual loans:
Commercial real estate—land and construction	580	—	239	766	1,023
Commercial real estate—improved property	6,815	8,413	13,318	9,535	11,507
Commercial and industrial	14,313	3,260	2,958	4,299	8,148
Residential real estate	16,867	13,831	14,661	12,994	9,461
Home equity lines of credit	5,903	4,610	4,762	3,538	2,391
Consumer	435	586	887	652	851
Total non-accrual loans	44,913	30,700	36,825	31,784	33,381
Total non-performing loans	50,344	36,444	43,396	39,430	44,929
Real estate owned and repossessed assets	4,178	7,265	5,297	8,346	5,825
Total non-performing assets	$54,522	$43,709	$48,693	$47,776	$50,754
Non-performing loans as a percentage of total portfolio loans	0.49%	0.48%	0.68%	0.63%	0.89
Non-performing assets as a percentage of total assets	0.35	0.35	0.50	0.49	0.60
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	0.53	0.57	0.77	0.76	1.00

Accruing TDRs decreased $0.3 million or 5.45% from December 31, 2018 to December 31, 2019. There were no TDRs greater than $1 million or more at December 31, 2018 or 2019. Accruing TDRs are not concentrated in any industry, property or type of loan; however, retail loans represent 72.2% at December 31, 2019, compared to 81.8% December 31, 2018. This includes loans that were discharged in Chapter 7 bankruptcy in the current or prior year but for which the borrower has continued to make payments for at least six consecutive months after the discharge.

Non-accrual loans increased $14.2 million or 46.3% from December 31, 2018 to December 31, 2019 primarily from one loan in the manufacturing industry. Approximately $1.4 million or 3.2% of total non-accrual loans at December 31, 2019 also have restructured terms that would require them to be reported as a TDR if they were accruing interest, compared to $2.9 million or 9.3% of the total at December 31, 2018.

REO and repossessed assets decreased $3.1 million or 42.5% from December 31, 2018 to December 31, 2019. Wesbanco seeks to minimize the period for which it holds REO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral. The average holding period of REO approximated eight months at December 31, 2019 and 2018, with the exception of one commercial property held from a prior 2012 bank acquisition for $2.8 million. Repossessed assets are generally sold at auction within 60 days after repossession. Expenses associated with owning REO and repossessed assets charged to other expenses were $0.4 million for 2019 compared to $0.9 million for 2018. Net gains or losses on the disposition of REO and repossessed assets are credited or charged to non-interest income and approximated $167 thousand of net gains in 2019 and $25 thousand of net losses in 2018.

Criticized and Classified Loans —Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a description of internally-assigned risk grades for commercial loans and a summary of loans by grade. Wesbanco’s criticized loans are currently protected, but have weaknesses, which if not corrected, may be inadequately protected at some future date. Classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans and most commercial TDRs; however, TDRs may be upgraded after the borrower has repaid the loan in accordance with the restructured terms for a period of time, but such loans would generally continue to be reported as TDRs regardless of their grade. Criticized and classified loans totaled $222.5 million or 3.0% of total commercial loans at December 31, 2019, compared to $83.0 million or 1.6% at December 31, 2018. The increase is due to certain borrower downgrades to criticized and classified categories from the change in the internal loan grading system, which is more objective due to the loan grading system in 2019 more heavily weighting the debt service coverage, leverage and loan-to-value factors to derive the risk grade. As of December 31, 2019, criticized and classified loans acquired from OLBK was $13.0 million and $17.7 million, respectively.

Charge-offs and Recoveries — Total charge-offs increased $2.1 million or 19.8% to $12.7 million, while total recoveries decreased $1.6 million to $5.1 million, resulting in an increase of $3.7 million in net charge-offs for 2019 compared to 2018. In 2018, recoveries included a $0.4 million recovery on an acquired YCB HELOC loan. The total net loan charge-off rate of 0.10% of average loans at December 31, 2019, compared to 0.06% at December 31, 2018, is consistent with overall low levels of non-performing loans, an improved economy and a return of commercial and residential real estate values to pre-recession levels. Table 19 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 19. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Charge-offs:
Commercial real estate—land and construction	$107	$137	$72	$73	$—
Commercial real estate—improved property	3,867	1,090	2,381	1,886	4,915
Commercial and industrial	1,816	1,830	2,669	3,070	2,785
Residential real estate	1,276	1,435	1,064	937	1,803
Home equity lines of credit	1,213	1,193	1,221	397	1,502
Consumer	2,719	3,508	3,989	3,606	2,892
Total loan charge-offs	10,998	9,193	11,396	9,969	13,897
Deposit account overdrafts	1,659	1,374	1,293	884	846
Total charge-offs	12,657	10,567	12,689	10,853	14,743
Recoveries:
Commercial real estate—land and construction	271	409	100	5	1
Commercial real estate—improved property	752	1,293	533	1,543	840
Commercial and industrial	1,104	1,100	938	320	435
Residential real estate	365	439	339	445	604
Home equity lines of credit	428	914	230	274	262
Consumer	1,743	2,100	1,823	1,485	1,240
Total loan recoveries	4,663	6,255	3,963	4,072	3,382
Deposit account overdrafts	410	379	353	225	222
Total recoveries	5,073	6,634	4,316	4,297	3,604
Net charge-offs	$7,584	$3,933	$8,373	$6,556	$11,139
Net (recoveries) charge-offs as a percentage of average loans:
Commercial real estate—land and construction	(0.03)%	(0.06)%	—%	0.02%	—
Commercial real estate—improved property	0.90	(0.01)	0.08	0.02	0.22
Commercial and industrial	0.05	0.06	0.15	0.31	0.33
Residential real estate	0.06	0.07	0.05	0.04	0.10
Home equity lines of credit	0.13	0.05	0.19	0.03	0.33
Consumer	0.29	0.43	0.60	0.53	0.45
Total net loan charge-offs	0.09	0.06	0.13	0.12	0.23

ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses increased $3.4 million in 2019 compared to 2018, and the total allowance for credit losses (“allowance”) increased $3.6 million or 7.3% from December 31, 2018 to December 31, 2019. The increase in the dollar amount of the allowance is attributable to management’s decision to increase certain qualitative factors that determine the appropriateness of the allowance, partially offset by lower legacy historical loss rates and charge-offs of loans that were specifically reserved in prior years, with replacement of such specific reserves not being warranted.

The allowance represented 0.51% of total portfolio loans at December 31, 2019, compared to 0.64% at December 31, 2018. However, the allowance does not include the credit portion of the fair market value adjustment for acquired loans, thus the decrease in the allowance percentage of 0.13% is primarily related to the mark-to-market accounting applied to the acquired OLBK loans.

Table 20 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

TABLE 20. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance at beginning of year:
Allowance for loan losses	$48,948	$45,284	$43,674	$41,710	$44,654
Allowance for loan commitments	741	574	571	613	455
Total beginning balance	49,689	45,858	44,245	42,323	45,109
Provision for credit losses:
Provision for loan losses	11,065	7,597	9,983	8,520	8,195
Provision for loan commitments	133	167	3	(42)	158
Total provision for credit losses	11,198	7,764	9,986	8,478	8,353
Net charge-offs:
Total charge-offs	(12,657)	(10,567)	(12,689)	(10,853)	(14,743)
Total recoveries	5,073	6,634	4,316	4,297	3,604
Net charge-offs	(7,584)	(3,933)	(8,373)	(6,556)	(11,139)
Balance at end of year:
Allowance for loan losses	52,429	48,948	45,284	43,674	41,710
Allowance for loan commitments	874	741	574	571	613
Total ending balance	$53,303	$49,689	$45,858	$44,245	$42,323
Allowance for loan losses as a percentage of total portfolio loans	0.51%	0.64%	0.71%	0.70%	0.82%
Allowance for loan losses to non-accrual loans	1.17x	1.59x	1.23x	1.37x	1.25x
Allowance for loan losses to total non-performing loans	1.04x	1.34x	1.04x	1.11x	0.93x
Allowance for loan losses to total non-performing loans and loans past due 90 days or more	0.85x	1.21x	0.98x	1.01x	0.87x

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

Table 21 summarizes the components of the allowance.

TABLE 21. COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2019	2018	2017	2016	2015
General allowance	$52,305	$48,948	$44,896	$42,797	$40,189
Specific reserves	124	—	388	877	1,521
Total allowance for loan losses	52,429	48,948	45,284	43,674	41,710
Allowance for loan commitments	874	741	574	571	613
Total allowance for credit losses	$53,303	$49,689	$45,858	$44,245	$42,323

The general allowance is comprised of factors based on both historical loss experience and other qualitative factors. The general allowance increased $3.4 million or 6.9% from December 31, 2018 to December 31, 2019 due to other qualitative factors. Specific reserves were $0.1 at December 31, 2019, an increase of $0.1 million from December 31, 2018, and the allowance for loan commitments increased $0.1 million from December 31, 2018 to December 31, 2019.

Table 22 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 22. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses:
Commercial real estate—land and construction	$4,949	$4,039	$3,117	$4,348	$4,390
Commercial real estate—improved property	20,293	20,848	21,166	18,628	14,748
Commercial and industrial	14,116	12,114	9,414	8,412	10,002
Residential real estate	4,311	3,822	3,206	4,106	4,582
Home equity lines of credit	4,422	4,356	4,497	3,422	2,883
Consumer	2,951	2,797	3,063	3,998	4,763
Deposit account overdrafts	1,387	972	821	760	342
Total allowance for loan losses	52,429	48,948	45,284	43,674	41,710
Allowance for loan commitments:
Commercial real estate—land and construction	235	169	119	151	157
Commercial real estate—improved property	22	33	26	17	26
Commercial and industrial	311	262	173	188	260
Residential real estate	15	12	7	9	7
Home equity lines of credit	250	226	212	162	117
Consumer	41	39	37	44	46
Total allowance for loan commitments	874	741	574	571	613
Total allowance for credit losses	$53,303	$49,689	$45,858	$44,245	$42,323

Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, specific reserves and management’s judgment with respect to the impact of qualitative factors on each category of loans. A decrease in the allowance for a particular loan category generally reflects either lower loan balances, historical loss rates or reductions in non-performing and classified commercial loans. Although the allowance for credit losses is allocated as described in Table 22, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb probable losses at December 31, 2019.

DEPOSITS

TABLE 23. DEPOSITS

	December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Deposits
Non-interest bearing demand	$3,178,270	$2,441,041	$737,229	30.2
Interest bearing demand	2,316,855	2,146,508	170,347	7.9
Money market	1,518,314	1,142,925	375,389	32.8
Savings deposits	1,934,647	1,645,549	289,098	17.6
Certificates of deposit	2,055,920	1,455,610	600,310	41.2
Total deposits	$11,004,006	$8,831,633	$2,172,373	24.6

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 236 branches in West Virginia, Ohio, western Pennsylvania, Maryland, Kentucky, and southern Indiana. The FDIC insures all deposits up to $250,000 per account.

Total deposits increased by $2.2 billion or 24.6% in 2019 primarily due to the OLBK acquisition, which provided $2.4 billion of additional deposits, while organic deposits decreased $0.2 million or 2.8% from December 31, 2018. Interest bearing demand deposits and non-interest bearing demand deposits increased 7.9% and 30.2%, respectively, while money market deposits and savings deposits increased 32.8% and 17.6%, respectively, due to the OLBK acquisition. Organic growth of $14.2 million for categories of deposits excluding certificates of deposit were the results of marketing, customer and employee incentives, focused retail and business strategies to obtain more account relationships and customers’ overall preference for shorter-term maturities. Deposit balances were also somewhat impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $122.7 million and $174.6 million for the years ended December 31, 2019 and 2018, respectively. Money market deposits were influenced through Wesbanco’s participation in the Insured Cash Sweep (ICS ®) money market deposits program. ICS ® reciprocal balances totaled $232.2 million at December 31, 2019 compared to $61.4 million at December 31, 2018, with most of the increase due to OLBK’s greater participation in this deposit program.

Certificates of deposit increased $600.3 million primarily due to the OLBK acquisition, which provided $877.7 million in additional certificates of deposit, while organic certificates of deposit decreased by 19.1%. The organic deposits decrease in certificates of deposit was affected by an overall corporate strategy designed to increase and remix retail deposit relationships and reducing single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco. The decrease is also impacted by lower offered rates on certain maturing certificates of deposit and customer preferences for other non-maturity deposit types. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS ®) program. CDARS ® balances totaled $73.3 million in outstanding balances at December 31, 2019, of which $11.8 million represented one-way buys, compared to $49.4 million in total outstanding balances at December 31, 2018, of which $22.0 million represented one-way buys. A portion of the increase was from OLBK. Certificates of deposit greater than $250,000 were approximately $524.2 million at December 31, 2019 compared to $323.2 million at December 31, 2018. Certificates of deposit of $100,000 or more were approximately $1.2 billion at December 31, 2019 compared to $684.6 million at December 31, 2018. The increases year-over-year were primarily due to the OLBK acquisition. Certificates of deposit totaling approximately $1.3 billion at December 31, 2019 with a cost of 1.57% are scheduled to mature within the next year. The average rate on certificates of deposit increased 19 basis points to 1.08% for the year ended December 31, 2019 from 0.89% in 2018 with a similar increase experienced for jumbo certificates of deposit. Wesbanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which may include offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 24. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Maturity:
Within three months	$248,596	$157,134	$91,462	58.2
Over three to six months	234,321	102,061	132,260	129.6
Over six to twelve months	274,709	144,295	130,414	90.4
Over twelve months	400,545	281,122	119,423	42.5
Total certificates of deposit of $100,000 or more	$1,158,171	$684,612	$473,559	69.2

Interest expense on certificates of deposit of $100,000 or more totaled approximately $8.0 million, $8.3 million and $4.4 million in 2019, 2018 and 2017, respectively.

BORROWINGS

TABLE 25. BORROWINGS

	December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,415,615	$1,054,174	$361,441	34.3
Other short-term borrowings	282,362	290,522	(8,160)	(2.8)
Subordinated debt and junior subordinated debt	199,869	189,842	10,027	5.3
Total	$1,897,846	$1,534,538	$363,308	23.7

Borrowings are a significant source of funding for Wesbanco in addition to deposits. During 2019, FHLB borrowings increased $361.4 million from December 31, 2018, as $820.0 million in advances, coupled with $215.0 million in advances from the OLBK acquisition were offset by $673.6 million in maturities and other principal pay downs. The average cost in 2019 of maturing and paid-off FHLB borrowings was 1.95%, compared to the average cost of 2.04% for new FHLB borrowings in 2019.

Wesbanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. Wesbanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $66.8 million at December 31, 2019, is also pledged as collateral for these advances. Wesbanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2019 and 2018 was estimated to be approximately $3.2 billion and $2.3 billion, respectively.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts and borrowings on a revolving line of credit decreased $8.2 million to $282.4 million at December 31, 2019 compared to $290.5 million at December 31, 2018. The decrease in these borrowings is primarily due to a $15.6 million decrease in securities sold under agreements to repurchase, slightly offset by a $7.5 million increase in federal funds purchased. At December 31, 2018, there were no outstanding federal funds purchased.

In August 2019, Wesbanco renewed a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. The new revolving line of credit also requires Wesbanco to maintain at all times a consolidated four quarter average return on average assets of > 0.70%, a Texas ratio of less than 25% (broadly defined as the ratio of non-performing assets to tangible common equity and the allowance for loan losses), unencumbered cash and marketable securities of at least $12.0 million, and to maintain at all times on a consolidated basis and for the Bank a total risk-based capital ratio of > 12.0%, a Tier 1 risk-based capital ratio of > 10.0% and a Tier 1 leverage ratio of > 7.0%. Wesbanco was in compliance with all terms and conditions at December 31, 2019. There was no outstanding balance as of December 31, 2019 or 2018.

CONTRACTUAL OBLIGATIONS

TABLE 26. CONTRACTUAL OBLIGATIONS

		December 31, 2019 (1)
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$8,948,086	$—	$—	$—	$8,948,086
Certificates of deposit	9	1,283,904	524,016	198,176	49,824	2,055,920
Federal Home Loan Bank borrowings	10	1,055,924	358,145	—	1,546	1,415,615
Other short term borrowings	10	282,362	—	—	—	282,362
Subordinated debt and junior subordinated debt	11	6,702	—	—	193,167	199,869
Future benefit payments under benefit plans (2)(3)	13	6,152	13,291	14,745	259,468	293,656
Director and executive officer retirement plans (2)	N/A	1,521	2,982	2,736	4,289	11,528
Right of use assets (2)	6	7,368	12,853	10,588	51,255	82,064
Software licenses and maintenance agreements (2)(4)	N/A	2,875	5,967	3,096	—	11,938
Limited partnership funding commitments	8	6,490	7,409	1,240	1,813	16,952
Total		$11,601,384	$924,663	$230,581	$561,362	$13,317,990

(1)	Represents maturities of principal and excludes interest payments.
(2)	These payments are recognized as expense in the income statement when incurred and not necessarily at the time of payment.
(3)

Pension plan assets of $167.7 million were available at December 31, 2019 to absorb the undiscounted future estimated payments to plan participants in the Wesbanco Defined Benefit Pension Plan of which the discounted benefit obligation is $154.0 million at December 31, 2019. In addition to the Wesbanco Defined Benefit Pension Plan, this includes the FFKT Postretirement Medical Benefit Plan, which has no plan assets.

(4)

Software licenses and maintenance agreements included above are not subject to ASC 842, “Leases”. Software licenses and maintenance agreements that are subject to ASC 842 are included in right of use assets.

Significant fixed and determinable contractual obligations as of December 31, 2019 are presented in the table above by due date. The amounts shown do not include future interest payments, accrued interest or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

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

CAPITAL RESOURCES

Shareholders’ equity increased to $2.6 billion at December 31, 2019 from $2.0 billion at December 31, 2018. The increase was due primarily to $494.0 million of common stock issued in the OLBK acquisition, coupled with net income of $158.9 million and a $39.1 million other comprehensive income gain, which were partially offset by the declaration of dividends to common shareholders of $71.8 million. Other comprehensive income gains for the year ended December 31, 2019 were due to a $40.0 million unrealized gains in the securities portfolio, which was partially offset by a $0.9 million unrealized loss in the defined benefit pension plan and other postretirement benefits.

For 2019, common dividends increased to $1.24 per share, or 6.9% on an annualized basis, compared to $1.16 per share in 2018. The common dividend per share payout ratio increased to 43.8% in 2019 from 39.6% in 2018, which is primarily attributable to common dividends increasing more rapidly than earnings year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 35% to 55%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors. The percentage of dividends paid on adjusted net income in 2019, defined as net income excluding after-tax merger-related expenses was 40.5% as compared to 36.1% in 2018.

On December 19, 2019, Wesbanco’s Board of Directors authorized the adoption of a new stock repurchase plan for the purchase of up to an additional 1.7 million shares of Wesbanco common stock, representing approximately 2.5% of the outstanding shares, from time-to-time on the open market, which is in addition to the existing plan approved by the Board of Directors on October 22, 2015. Wesbanco purchased 254,688 shares of its outstanding common stock on the open market at a total cost of $9.5 million, or $37.30 per share during the twelve-month period ended December 31, 2019. In addition, Wesbanco purchased 21,554 shares during the twelve-month period ended December 31, 2018 from employees for the payment of withholding taxes to facilitate the vesting of restricted stock. At December 31, 2019, the remaining shares authorized to be purchased under the current repurchase plans totaled 2,516,293 shares.

Wesbanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. Wesbanco and its banking subsidiary Wesbanco Bank maintain Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. Wesbanco Bank paid $102.0 million in dividends to Wesbanco during 2019, or 60.4% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2019, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $166.9 million from the Bank.

Wesbanco currently has $199.9 million in subordinated debt and junior subordinated debt in its Consolidated Balance Sheet. For regulatory purposes, the subordinated debt and trust preferred securities totaling $136.5 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are accounted for as Tier 2 capital in accordance with current regulatory reporting requirements. In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019. The final capital rule establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities as tier 1 capital issued before May 19, 2010 for bank holding companies under $15 billion, and increases the capital required for certain categories of assets.

On January 21, 2020, Wesbanco received required Federal Reserve Bank regulatory approval for the redemption of Regal MD Statutory Trusts I and II, acquired from OLBK, on their next interest payment dates of March 17, 2020 and March 15, 2020 (“Redemption Dates”), respectively. The aggregate redemption price will total approximately $6.5 million. Interest will no longer accrue on or after the respective redemption dates.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 65.0% and deposit balances funded 70.0% of total assets at December 31, 2019.

The following table lists the sources of liquidity from assets at December 31, 2019 expected within the next year:

(in thousands)
Cash and cash equivalents	$234,796
Securities with a maturity date within the next year and callable securities	325,134
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	413,818
Loans held for sale	43,013
Accruing loans scheduled to mature	1,134,463
Normal loan repayments	2,001,532
Total sources of liquidity expected within the next year	$4,152,756

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $11.0 billion at December 31, 2019. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.3 billion at December 31, 2019, which includes jumbo regular certificates of deposit totaling $694.6 million with a weighted-average cost of 1.89%, and jumbo CDARS® deposits of $63.0 million with a weighted-average cost of 2.00%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at December 31, 2019 approximated $3.2 billion, compared to $2.3 billion at December 31, 2018. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At December 31, 2019, the Bank had unpledged available-for-sale securities with an amortized cost of $559.9 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is somewhat limited, as approximately 24.1% of the available-for-sale portfolio is unpledged, due to the pledging agreements that Wesbanco has with their public deposit customers. Public deposit balances have increased significantly through the ESB, YCB, FTSB, FFKT, and OLBK acquisitions over the past four years. Wesbanco’s held-to-maturity portfolio currently contains $613.4 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for some time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. At December 31, 2019, Wesbanco had a BIC line of credit totaling $196.9 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, of which $7.5 million was outstanding at December 31, 2019, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $282.4 million at December 31, 2019 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. There was not a significant fluctuation in the average deposit balances of the overnight sweep checking accounts during 2019, except for those acquired from OLBK. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $171.1 million in cash and investments on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2019. Wesbanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2019, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $166.9 million from the Bank. Management believes these are appropriate levels of cash for Wesbanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $3.3 billion and $2.4 billion at December 31, 2019 and 2018, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 19, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. Wesbanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes Wesbanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2019 and that Wesbanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

Market risk is defined as the risk of loss due to adverse changes in the fair value of financial instruments resulting from fluctuations in interest rates and bond prices.  Management considers interest rate risk to be Wesbanco’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. The consistency of Wesbanco’s net interest income is largely dependent on effective management of interest rate risk.  As interest rates change in the market, rates earned on interest rate-sensitive assets and rates paid on interest rate-sensitive liabilities do not necessarily move concurrently.  Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities, or because variable rate assets and liabilities differ in the timing and/or the percentage of rate changes.

Wesbanco’s ALCO is an executive management committee with Board representation, responsible for monitoring and managing interest rate risk within approved policy limits, utilizing earnings sensitivity simulation and economic value-at-risk models. These models are highly dependent on various assumptions, which change regularly as the balance sheet and market interest rates change. The key assumptions and strategies employed are analyzed, reviewed and documented at least quarterly by the ALCO.

The earnings sensitivity simulation model projects changes in net interest income resulting from the effects of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, call dates, changes to deposit product betas and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on historical experience, current market rates and economic forecasts, and are internally back-tested and periodically reviewed by a third-party consultant. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results.  In addition, this analysis does not consider actions that management might employ in response to changes in interest rates, as well as changes in earning asset and costing liability balances.

Management is aware of the significant effect that inflation or deflation has upon interest rates and ultimately upon financial performance.  Wesbanco’s ability to cope with inflation or deflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of non-interest income and expense during periods of increasing or decreasing inflation or deflation. Wesbanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation or deflation on net interest income.  Management also controls the effects of inflation or deflation by conducting periodic reviews of the prices, costs and terms of its various products and services, as well as competitive factors, by approving new products and services or adjusting the terms and availability of existing products and services.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a stable rate environment or base model.  Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period.  The table below indicates Wesbanco’s interest rate sensitivity at December 31, 2019 and December 31, 2018, assuming the above-noted interest rate increases, as compared to a base model.  In the current interest rate environment, particularly for short-term rates, the 200 – 400 basis points decreasing changes for December 31, 2019 and the 300 – 400 basis points decreasing changes for December 31, 2018 are not shown due to the unrealistic nature of results associated with short-term negative rates.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest	Percentage Change in Net Interest Income from Base over One Year		ALCO
Rates (basis points)	December 31, 2019	December 31, 2018	Guidelines
+400	7.3%	7.6%	(20.0%)
+300	5.6%	6.4%	(15.0%)
+200	3.9%	3.9%	(12.5%)
+100	2.2%	2.1%	(10.0%)
-100	(4.2%)	(2.1%)	(10.0%)
-200	N/A	(5.8%)	(12.5%)

As per the table above, the earnings sensitivity simulation model at December 31, 2019 currently projects that net interest income for the next twelve-month period would decrease by 4.2% if interest rates were to fall immediately by 100 basis points, compared to a decrease of 2.1% - 5.8% if rates were to fall between 100 – 200 basis points as of December 31, 2018. For rising rate scenarios, net interest income would increase between 2.2% - 7.3% if rates were to increase between 100 - 400 basis points as of December 31, 2019, compared to increases of between 2.1% - 7.6% as of December 31, 2018. Adjustments to relative sensitivities are due to the impact of the current lower rate and yield curve environment on base case net interest income and the related calculation of parallel rate shock changes in rising and falling rate scenarios, as well as the earning assets and costing liabilities added from OLBK.

In addition to the aforementioned parallel rate shock earnings sensitivity simulation model, the ALCO also reviews a “dynamic” forecast scenario to project net interest income over a rolling two-year time period.  This forecast is updated at least quarterly, incorporating revisions and updated assumptions into the model for estimated loan and deposit growth, expected balance sheet re-mixing strategies, changes in forecasted rates for various maturities, competitive market spreads for various products and other assumptions. Such modeling is directionally consistent with typical parallel rate shock scenarios, and it assists in predicting changes in forecasted outcomes and potential adjustments to management plans to assist in achieving earnings goals.

The balance sheet indicates a relatively similar level of parallel rate shock asset sensitivity at year-end as compared to the prior year-end, with differences typically resulting from changes in the various earning assets and costing liabilities mix and growth rates, as well as adjustments for various modeling assumptions. Generally, deposit betas utilized in modeling are estimated at more conservative percentages for both up and down rate scenarios than has been the Bank’s historical experience, as a result of both competitive factors in our markets and as public funds and institutional contract terms are renewed. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically in our models for non-maturity deposits and loans. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons.  Commercial loans with floors currently average 4.50% on approximately $2.4 billion or 33% of total commercial loans at December 31, 2019, as compared to $1.5 billion averaging 4.27% or 29% of commercial loans at December 31, 2018. Approximately 49% or $1.2 billion of these loans are currently priced at their floor, as compared to 38% or $570.5 million at December 31, 2018. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing dates. In addition, in a declining rate environment, some customers may request rates below existing contractual floors, which we may grant for competitive or other reasons.

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios.  Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates.  The following table presents these results and Wesbanco’s policy limits as of December 31, 2019 and December 31, 2018. Changes in EVE sensitivity since year-end 2018 relate to the significant decrease in market interest rates, particularly in the latter half of 2019, and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in Interest	Percentage Change in Economic Value of Equity from Base over One Year		ALCO
Rates (basis points)	December 31, 2019	December 31, 2018	Guidelines
+400	1.9%	(17.2%)	(40.0%)
+300	2.6%	(12.6%)	(30.0%)
+200	3.4%	(10.8%)	(20.0%)
+100	4.1%	(4.8%)	(10.0%)
-100	(5.4%)	2.7%	(10.0%)
-200	N/A	2.3%	(20.0%)

The net interest margin increased ten basis points in 2019 to 3.62% as compared to last year, and decreased 17 basis points for the fourth quarter to 3.55% as compared to last year. The increase from 2018 was primarily due to higher non-interest bearing deposits, lower than projected deposit betas and the contribution from FFKT’s acquired higher margin assets, plus higher purchase accounting accretion from prior acquisitions. The fourth quarter decrease was primarily due to the impact of three Federal Reserve short-term rate cuts in the second half of 2019 and the flat-to-inverted yield curve during much of that period causing a reduction in loan yields at a faster pace than deposit rates. The core net interest margin, net of purchase accounting-related accretion, was 3.33% and 3.43% for the three and twelve month periods, respectively, as compared to 3.49% and 3.38% last year. Currently, the federal funds market anticipates that the Federal Reserve may decrease short-term rates by 25 - 50 basis points prior to year-end 2020, which if such scenario occurs, would result in lower net interest income and margin, as the Company remains asset sensitive, suggesting that earning assets repricing downward may occur at a faster pace than reductions in deposit or borrowing rates. The current flat to inverted yield curve environment has reduced our base case assumption about our future net interest income and margin for 2020, prior to the addition of OLBK. It is currently expected that the core net interest margin will remain relatively flat or slightly decline by a few basis points over the course of 2020, assuming no additional rate cuts and excluding purchase accounting-related accretion. If an additional rate cut were to occur, the base case margin would decrease by an additional few basis points, depending upon when such rate cut occurs and the shape of the yield curve, among other factors. Changes to deposit betas or rates beyond current modeling assumptions, as well as an inability to lower deposit rates in a declining rate scenario, or adjustments to the mix of earning assets and costing liabilities, may have a negative impact on management’s estimates of the future direction and level of the net interest margin.

Certificates of deposit totaling approximately $1.3 billion mature within the next year at an average cost of 1.57%. Replacement borrowings are currently slightly more expensive than the average runoff rate of these certificates of deposit.  Maturing borrowings’ replacement rates are generally slightly lower than the cost of the maturing borrowings’ average rate as short-term rates decline; however, management may elect to lengthen the maturing borrowings’ terms at a higher cost for liquidity or asset/liability management purposes. Transaction account growth, particularly non-interest bearing deposit accounts, helps to control such factors and limit overall deposit cost increases.

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland and various correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, offset mismatches in various asset maturities and manage liquidity.  CDARS® and ICS® deposits also may be utilized for similar purposes for certain customers seeking higher-yielding instruments or maintaining deposit levels below FDIC insurance limits. Significant balance sheet strategies to assist in managing the net interest margin in the current interest rate environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable features;
•	selling a percentage of longer-term residential mortgage loan production into the secondary market;
•	growing demand deposit account types to increase the relative portion of these account types to total deposits;
•	employing back-to-back loan swaps for certain commercial loan customers desiring a term fixed rate loan equivalent, with the Bank receiving a variable rate;
•	adjusting terms for FHLB short-term maturing borrowings to balance asset/liability mismatches;
•	using CDARS® and ICS® deposit programs to manage funding needs and overall liability mix, and
•	adjusting the size, mix or duration of the investment portfolio as part of liquidity and balance sheet management strategies.

In anticipation of the potential discontinuance of the London Interbank Offered Rate (LIBOR) at the end of 2021, Wesbanco has created a LIBOR transition committee, which has broken the Company’s transition efforts into two phases. The first phase included adding additional language to new loans that allows Wesbanco to replace LIBOR with an equivalent rate index and adjust the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also included in the first phase was Wesbanco transitioning from the LIBOR swap curve to treasury rates when repricing certain loans and originating new loans. The second phase is transitioning current variable loans tied to LIBOR or on a LIBOR swap curve. Wesbanco is tracking the dollar amount and number of loans tied to LIBOR or the LIBOR swap curve, monitoring current industry trends, and engaging its legal counsel to ensure the smooth transition away from LIBOR.

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

Wesbanco’s management assessed the effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). This assessment did not include internal control over financial reporting related to OLBK’s loans and deposits. Wesbanco acquired OLBK on November 22, 2019. OLBK’s total loans and total deposits were $2,544.5 million and $2,395.8 million as of December 31, 2019, respectively. Additionally, interest income on loans and interest expense on deposits was $12.0 million and $2.4 million for the year ended December 31, 2019, respectively. Based on the assessment, management determined that, as of December 31, 2019, Wesbanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, Wesbanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Wesbanco, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wesbanco, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Old Line Bancshares, Inc.’s loans and deposits, which are included in the 2019 consolidated financial statements of the Company and constituted $2,544.5 million and $2,395.8 million of loans and deposits, respectively, as of December 31, 2019 and $12.0 million and $2.4 million of interest income and interest expense, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Old Line Bancshares, Inc.’s loans and deposits, and the related interest income and interest expense.

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

February 28, 2020

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wesbanco, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes collectively referred to as the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (“ALL”)

Description of the Matter

The Company’s portfolio of loans totaled $10.3 billion as of December 31, 2019, and the associated allowance for loan losses (ALL) was $52.4 million. As discussed in Note 1 of the Company’s Form 10-K, determining the amount of the ALL requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The evaluation includes an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain commercial loans for impairment. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies, the volatility of historical loss rates, and the velocity of changes in historical loss rates. Management relies on observable data from internal and external sources and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Auditing management’s estimate of the ALL involves a high degree of subjectivity due to the judgment required in evaluating management’s determination of the qualitative factor adjustments to the ALL described above. Management’s identification and measurement of the qualitative factors is highly judgmental and could have a significant impact to the ALL.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process for establishing the ALL, including the qualitative factors adjustments to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative factor adjustments to the ALL and the completeness and accuracy of the data utilized to support management’s assessment.

To test the qualitative factors, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the basis for the need to consider qualitative factors. Regarding the measurement of the qualitative factors, we evaluated the completeness, accuracy and relevance of the underlying internal and external market data utilized in management’s estimate and considered the existence of new or contrary information. We corroborated the data by comparing it to the Company’s historic loan performance and third-party macroeconomic data. We also compared the overall ALL to those established by peer banks and to historical loss rates as a way to evaluate that the total ALL inclusive of the qualitative factor adjustments is appropriately reflecting losses incurred in the portfolio. Furthermore, we analyzed the change in the components of the qualitative factor adjustments relative to the changes in external market factors and the Company’s loan portfolio.

Accounting for acquisitions

Description of the Matter

During 2019, the Company completed the acquisition of Old Line Bancshares, Inc. (OLBK) for net consideration of $494.0 million, as disclosed in Note 2 to the Consolidated Financial Statements. The transaction was accounted for by applying the acquisition method.

Auditing the Company’s accounting for the acquisition of OLBK was complex due to the significant estimation required by management to determine the fair value of the loans acquired and core deposit intangibles of $2.5 billion and $33.6 million, respectively. The Company determined the fair value of the acquired loans by estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considered a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment. The Company determined the fair value of the core deposit intangibles by using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds, and net maintenance costs. The significant estimation was primarily due to the judgement involved in determining the discount rate used to discount the expected cash flows for acquired loans and core deposit intangibles, along with other factors described above, to establish the acquisition date fair value of the loans and core deposit intangibles. These factors are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. Our tests included testing controls over the completeness and accuracy of the data and the estimation process supporting the fair value of loans acquired and core deposit intangibles. We also tested management’s review of factors used in the valuation models.

To test the estimated fair value of the loans acquired and core deposit intangibles, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology, evaluating the factors used by the Company’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the factors and estimates. For example, when evaluating the discount rate and other factors noted above, we compared the factors to current industry, market and economic information in addition to factors used in historical acquisitions. We involved our valuation specialists to assist with the evaluation of the methodology used by the Company and factors included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.

Pittsburgh, Pennsylvania

February 28, 2020

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2019	2018
ASSETS
Cash and due from banks, including interest bearing amounts of $51,891 and $44,536, respectively	$234,796	$169,186
Securities:
Equity securities, at fair value	12,343	11,737
Available-for-sale debt securities, at fair value	2,393,558	2,114,129
Held-to-maturity debt securities (fair values of $874,523 and $1,020,743, respectively)	851,753	1,020,934
Total securities	3,257,654	3,146,800
Loans held for sale	43,013	8,994
Portfolio loans, net of unearned income	10,267,985	7,656,281
Allowance for loan losses	(52,429)	(48,948)
Net portfolio loans	10,215,556	7,607,333
Premises and equipment, net	261,014	166,925
Accrued interest receivable	43,648	38,853
Goodwill and other intangible assets, net	1,149,153	918,850
Bank-owned life insurance	299,516	225,317
Other assets	215,762	176,374
Total Assets	$15,720,112	$12,458,632
LIABILITIES
Deposits:
Non-interest bearing demand	$3,178,270	$2,441,041
Interest bearing demand	2,316,855	2,146,508
Money market	1,518,314	1,142,925
Savings deposits	1,934,647	1,645,549
Certificates of deposit	2,055,920	1,455,610
Total deposits	11,004,006	8,831,633
Federal Home Loan Bank borrowings	1,415,615	1,054,174
Other short-term borrowings	282,362	290,522
Subordinated debt and junior subordinated debt	199,869	189,842
Total borrowings	1,897,846	1,534,538
Accrued interest payable	8,077	4,627
Other liabilities	216,262	109,007
Total Liabilities	13,126,191	10,479,805
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	-
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,078,116 and 54,604,294 shares issued in 2019 and 2018, respectively; 67,824,428 and 54,598,134 shares outstanding in 2019 and 2018, respectively	141,827	113,758
Capital surplus	1,636,966	1,166,701
Retained earnings	824,694	737,581
Treasury stock ( 253,688 and 6,160 shares in 2019 and 2018, respectively, at cost)	(9,463)	(274)
Accumulated other comprehensive income (loss)	1,201	(37,871)
Deferred benefits for directors	(1,304)	(1,068)
Total Shareholders’ Equity	2,593,921	1,978,827
Total Liabilities and Shareholders’ Equity	$15,720,112	$12,458,632

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2019	2018	2017
INTEREST AND DIVIDEND INCOME
Loans, including fees	$393,166	$331,961	$272,007
Interest and dividends on securities:
Taxable	65,648	56,898	38,631
Tax-exempt	20,006	20,778	19,489
Total interest and dividends on securities	85,654	77,676	58,120
Other interest income	5,433	5,320	2,297
Total interest and dividend income	484,253	414,957	332,424
INTEREST EXPENSE
Interest bearing demand deposits	16,805	13,144	6,452
Money market deposits	8,024	5,016	2,775
Savings deposits	2,995	1,225	745
Certificates of deposit	15,631	12,450	10,108
Total interest expense on deposits	43,455	31,835	20,080
Federal Home Loan Bank borrowings	26,548	23,333	13,290
Other short-term borrowings	5,401	3,717	1,442
Subordinated debt and junior subordinated debt	8,945	8,836	7,317
Total interest expense	84,349	67,721	42,129
NET INTEREST INCOME	399,904	347,236	290,295
Provision for credit losses	11,198	7,764	9,986
Net interest income after provision for credit losses	388,706	339,472	280,309
NON-INTEREST INCOME
Trust fees	26,579	24,623	22,740
Service charges on deposits	26,974	23,670	20,532
Electronic banking fees	22,634	23,300	19,183
Net securities brokerage revenue	6,990	7,186	6,672
Bank-owned life insurance	5,913	6,427	4,794
Mortgage banking income	8,219	5,840	5,053
Net securities gains (losses)	4,320	(900)	567
Net gain on other real estate owned and other assets	732	524	658
Other income	14,355	9,606	8,641
Total non-interest income	116,716	100,276	88,840
NON-INTEREST EXPENSE
Salaries and wages	132,485	114,602	97,361
Employee benefits	39,313	30,079	29,933
Net occupancy	22,505	19,165	17,101
Equipment	20,494	17,207	16,026
Marketing	6,062	5,368	5,720
FDIC insurance	1,956	3,242	3,504
Amortization of intangible assets	10,340	6,980	4,940
Restructuring and merger-related expense	16,397	17,860	945
Other operating expenses	62,656	50,721	45,330
Total non-interest expense	312,208	265,224	220,860
Income before provision for income taxes	193,214	174,524	148,289
Provision for income taxes	34,341	31,412	53,807
NET INCOME	$158,873	$143,112	$94,482
EARNINGS PER COMMON SHARE
Basic	$2.83	$2.93	$2.15
Diluted	2.83	2.92	2.14
AVERAGE COMMON SHARES OUTSTANDING
Basic	56,108,084	48,889,041	44,003,208
Diluted	56,214,364	49,022,990	44,075,293
DIVIDENDS DECLARED PER COMMON SHARE	$1.24	$1.16	$1.04

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Net income	$158,873	$143,112	$94,482
Debt securities available-for-sale:
Net change in unrealized gains (losses) on debt securities available-for-sale	52,299	(9,228)	(1,702)
Related income tax (expense) benefit	(11,958)	2,008	717
Net securities (gains) losses reclassified into earnings	(227)	15	(42)
Related income tax expense (benefit)	52	(4)	15
Net effect on other comprehensive income for the period	40,166	(7,209)	(1,012)
Debt securities held-to-maturity:
Amortization of unrealized gain transferred from debt securities available-for-sale	(222)	(244)	(326)
Related income tax expense	54	56	117
Net effect on other comprehensive income for the period	(168)	(188)	(209)
Defined benefit plans:
Amortization of net loss and prior service costs	3,042	2,948	3,247
Related income tax benefit	(729)	(822)	(1,053)
Recognition of unrealized (loss) gain	(4,250)	(54)	380
Related income tax benefit (expense)	1,011	12	(141)
Net effect on other comprehensive income for the period	(926)	2,084	2,433
Total other comprehensive gain (loss)	39,072	(5,313)	1,212
Comprehensive income	$197,945	$137,799	$95,694

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2019, 2018, and 2017
	Common Stock					Accumulated Other	Deferred Benefits
(dollars in thousands, except shares and per share amounts)	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Gain (Loss)	for Directors	Total
January 1, 2017	43,931,715	$91,524	$680,507	$597,071	$—	$(27,126)	$(568)	$1,341,408
Net income	—	—	—	94,482	—	—	—	94,482
Other comprehensive income	—	—	—	—	—	1,212	—	1,212
Comprehensive income								95,694
Common dividends declared ($1.04 per share)	—	—	—	(45,777)	—	—	—	(45,777)
Adoption of accounting standard	—	—	—	5,581	—	(5,581)	—	—
Stock options exercised	54,584	78	794	—	657	—	—	1,529
Restricted stock granted	74,023	154	(154)	—	—	—	—	—
Treasury shares acquired	(17,078)	—	168	—	(657)	—	—	(489)
Stock compensation expense	—	—	2,956	—	—	—	—	2,956
Deferred benefits for directors—net	—	—	459	—	—	—	(459)	—
December 31, 2017	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321
Net income	—	—	—	143,112	—	—	—	143,112
Other comprehensive income	—	—	—	—	—	(5,313)	—	(5,313)
Comprehensive income								137,799
Common dividends declared ($1.16 per share)	—	—	—	(57,951)	—	—	—	(57,951)
Adoption of accounting standard	—	—	—	1,063	—	(1,063)	—	—
Shares issued for FTSB acquisition	2,498,761	5,206	102,141	—	—	—	—	107,347
Shares issued for FFKT acquisition	7,920,387	16,487	374,464	—	316	—	—	391,267
Treasury shares acquired	(21,322)	-	292	—	(989)	—	—	(697)
Stock options exercised	58,763	104	1,346	—	399	—	—	1,849
Restricted stock granted	98,301	205	(205)	—	—	—	—	—
Stock compensation expense	—	—	4,361	—	—	—	—	4,361
Deferred benefits for directors—net	—	—	(428)	—	—	-	(41)	(469)
December 31, 2018	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827
Net income	—	—	—	158,873	—	—	—	158,873
Other comprehensive income	—	—	—	—	—	39,072	—	39,072
Comprehensive income								197,945
Common dividends declared ($1.24 per share)	—	—	—	(71,760)	—	—	—	(71,760)
Shares issued for OLBK acquisition	13,351,837	27,815	466,120	—	—	—	—	493,935
Treasury shares acquired	(281,365)	—	181	—	(10,479)	—	—	(10,298)
Stock options exercised	7,375	8	—	—	151	—	—	159
Restricted stock granted	148,447	246	(1,385)	—	1,139	—	—	—
Stock compensation expense	—	—	5,321	—	—	—	—	5,321
Deferred benefits for directors—net	—	—	28	—	—	—	(236)	(208)
December 31, 2019	67,824,428	$141,827	$1,636,966	$824,694	$(9,463)	$1,201	$(1,304)	$2,593,921

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$158,873	$143,112	$94,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	11,567	10,451	10,441
Other net amortization	996	3,932	8,871
Provision for credit losses	11,198	7,764	9,986
Net securities (gains) losses	(4,320)	900	(567)
Mortgage banking income	(8,219)	(5,840)	(5,053)
Stock compensation expense	5,321	4,361	2,956
Decrease in deferred income tax assets, net	8,466	7,163	27,112
Increase in cash surrender value of bank-owned life insurance	(5,913)	(6,427)	(4,794)
Contribution to pension plan	(3,000)	(2,700)	(5,000)
Loans originated for sale	(328,319)	(215,540)	(216,744)
Proceeds from the sale of loans originated for sale	308,856	227,100	213,610
Net change in equity securities	(104)	(700)	(773)
Net change in: accrued interest receivable and other assets	(33,400)	19,895	4,593
Net change in: accrued interest payable and other liabilities	41,500	(1,347)	3,398
Other—net	(139)	(233)	(438)
Net cash provided by operating activities	163,363	191,891	142,080
INVESTING ACTIVITIES
Net (increase) decrease in loans held for investment	(61,804)	121,504	(90,225)
Available-for-sale debt securities:
Proceeds from sales	125,839	82,134	7,760
Proceeds from maturities, prepayments and calls	438,259	267,936	211,383
Purchases of securities	(573,729)	(841,696)	(252,114)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	163,667	78,938	118,180
Purchases of securities	(41,516)	(89,933)	(66,473)
Equity securities:
Proceeds from sales	4,090	1,511	-
Purchases of securities	—	-	(200)
Net cash received from business acquisitions	60,025	278,654	-
Proceeds from bank-owned life insurance	1,156	4,772	349
Purchases of premises and equipment—net	(12,201)	(4,669)	(6,035)
Sale of portfolio loans—net	—	48,990	-
Net cash provided by (used in) investing activities	103,786	(51,859)	(77,375)
FINANCING ACTIVITIES
(Decrease) increase in deposits	(199,771)	(129,878)	4,262
Proceeds from Federal Home Loan Bank borrowings	1,035,000	640,000	680,000
Repayment of Federal Home Loan Bank borrowings	(888,862)	(589,546)	(700,716)
(Decrease) increase in other short-term borrowings	(44,788)	86,284	18,429
Principal repayments of finance lease obligations	(402)	(334)	(454)
Increase (decrease) in federal funds purchased	7,500	(25,000)	(33,000)
Repayment of junior subordinated debt	(33,506)	(17,519)	-
Dividends paid to common shareholders	(66,571)	(53,577)	(44,864)
Issuance of common stock	72	1,578	1,040
Treasury shares purchased—net	(10,211)	(426)	-
Net cash used in financing activities	(201,539)	(88,418)	(75,303)
Net increase (decrease) in cash and cash equivalents	65,610	51,614	(10,598)
Cash and cash equivalents at beginning of the year	169,186	117,572	128,170
Cash and cash equivalents at end of the year	$234,796	$169,186	$117,572
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$87,145	$68,618	$42,534
Income taxes paid	31,375	18,700	22,875
Transfers of loans to other real estate owned	1,015	1,275	635
Transfers of portfolio loans to loans held for sale	—	48,990	-
Non-cash transactions related to OLBK, FFKT and FTSB acquisitions	493,935	498,614	-
Transfer of held-to-maturity debt securities to available-for-sale debt securities	67,393	-	-
Right of use assets obtained for exchange of lease obligations	19,827	-	-

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations— Wesbanco, Inc. (“Wesbanco” or the “Company”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. Wesbanco’s defined business segments are community banking and trust and investment services. Wesbanco’s banking subsidiary, Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 236 branches and 227 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. In addition, Wesbanco operates an insurance brokerage company, Wesbanco Insurance Services, Inc., and a full service broker/dealer, Wesbanco Securities, Inc.

Use of Estimates— The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation— The Consolidated Financial Statements include the accounts of Wesbanco and those entities in which Wesbanco has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Business Combinations— Business combinations are accounted for by applying the acquisition method. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

Variable Interest Entities— Variable interest entities (“VIE”) are entities that in general either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. Wesbanco uses VIEs in various legal forms to conduct normal business activities. Wesbanco reviews the structure and activities of VIEs for possible consolidation.

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. Wesbanco has thirteen wholly-owned trust subsidiaries (collectively, the “Trusts”), for which it does not have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance nor the obligation to absorb losses or the right to receive a benefits from the VIE that could be potentially significant to the VIE. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by Wesbanco to the Trusts (refer to Note 11, “Subordinated Debt and Junior Subordinated Debt”) and the common stock issued by the Trusts is included in the Consolidated Balance Sheets. Wesbanco also owns non-controlling variable interests in certain limited partnerships for which it does not have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance nor the obligation to absorb losses or the right to receive a benefits from the VIE that could be potentially significant to the VIE. These VIEs are not consolidated into Wesbanco’s financial statements because Wesbanco is not considered the primary beneficiary. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. Refer to Note 8, “Investments in Limited Partnerships” for further detail.

Revenue Recognition— Interest and dividend income, loan fees, trust fees, fees and charges on deposit accounts, insurance commissions and other ancillary income related to the Bank’s deposits and lending activities, as well as income at Wesbanco’s other subsidiary companies, are accrued as contractually earned. Refer to Note 14, “Revenue Recognition” for further detail.

Cash and Cash Equivalents— Cash and cash equivalents include cash and due from banks, due from banks – interest bearing and federal funds sold. Generally, federal funds are sold for one-day periods.

Securities— Equity securities: Equity securities, which include investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are reported at fair value with the gains and losses included in non-interest income.

Available-for-sale debt securities: Debt securities not classified as held-to-maturity are classified as available-for-sale. These securities may be sold at any time based upon management’s assessment of changes in economic or financial market conditions, interest rate or prepayment risks, liquidity considerations and other factors. These securities are stated at fair value, with the fair value adjustment, net of tax, reported as a separate component of accumulated other comprehensive income.

Held-to-maturity debt securities: Securities that are purchased with the positive intent and ability to be held until their maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts. Transfers of debt securities into the held-to-maturity category from the available-for-sale category are made at fair value at the date of transfer. The unrealized gain or loss at the date of transfer is retained in other comprehensive income and in the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. Certain securities with less than 15% of their original purchase price remaining or that have experienced measurable credit deterioration may be sold.

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

Other-than-temporary impairment losses: A debt security is considered impaired if its fair value is less than its cost or amortized cost basis. If Wesbanco intends to sell or will be required to sell the investment prior to recovery of cost, the entire impairment will be recognized in the Consolidated Statements of Income. If Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell impaired securities prior to the recovery of their cost, a review is conducted each quarter to determine if the impairment is other-than-temporary due to credit impairment. In estimating other-than-temporary impairment losses, Wesbanco considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the extent and duration of the decline in fair value, the type of security, either fixed or equity, and the receipt of principal and interest according to the contractual terms. If the impairment is to be considered temporary, the impairment for available-for-sale securities is recognized in other comprehensive income in the Consolidated Balance Sheet. If the impairment is to be considered other-than-temporary based on management’s review of the various factors that indicate credit impairment, the impairment must be separated into credit and non-credit portions. The credit portion is recognized in the Consolidated Statements of Income. For available-for-sale securities, the non-credit portion is calculated as the difference between the present value of the future cash flows at the contract rate and the fair value of the security and is recognized in other comprehensive income.

Loans and Loans Held for Sale— Loans originated by Wesbanco are reported at the principal amount outstanding, net of unearned income, credit valuation adjustments, and unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case accrual of income is discontinued. Loans originated and intended for sale are carried, in aggregate, at their estimated market value as Wesbanco elected the fair value option on October 1, 2017.

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

Troubled Debt Restructurings (“TDR”)— A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date, or the expected duration of the loan. The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reduction of the unpaid principal or interest. Additionally, all consumer bankruptcies are considered TDRs and; all TDRs are considered impaired loans.

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

Acquired Loans— Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

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

Over the life of the loan, management continues to estimate cash flows expected to be collected for ASC 310-30 loans. Decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses, resulting in an increase in the allowance for loan losses. Subsequent improvements in cash flows result first, in the reversal of existing valuation allowances recognized subsequent to acquisition, if any, and second, an increase in the amount of accretable yield to be subsequently recognized in interest income on a prospective basis over the loan’s remaining life.

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

Allowance for Credit Losses— The allowance for credit losses represents management’s estimate of probable losses inherent in the loan portfolio and in future advances against loan commitments. Determining the amount of the allowance requires significant judgment about the collectability of loans and the factors that deserve consideration in estimating probable credit losses. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the appropriateness of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

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

Premises and Equipment— Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated economic useful lives of the leased assets or the remaining terms of the underlying leases. Useful lives range from 3 to 10 years for furniture and equipment, 15 to 39 years for buildings and building improvements, and 15 years for land improvements. Maintenance and repairs are expensed as incurred while major improvements that extend the useful life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

Operating leases are recorded as a right of use (“ROU”) asset and operating lease liability, included in premises and equipment, net and other liabilities, respectively. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded primarily in net occupancy expense in the consolidated statements of comprehensive income.

Other Real Estate Owned and Repossessed Assets— Other real estate owned and repossessed assets, which are considered available-for-sale and are reported in other assets, are carried at the lower of cost or their estimated current fair value, less estimated costs to sell. Other real estate owned consists primarily of properties acquired through, or in lieu of, foreclosure. Repossessed collateral primarily consists of automobiles and other types of collateral acquired to satisfy defaulted consumer loans. Subsequent declines in fair value, if any, income and expense associated with the management of the collateral, and gains or losses on the disposition of these assets are recognized in the Consolidated Statements of Income in non-interest income. Refer to Note 14, “Revenue Recognition” for further detail.

Goodwill and Other Intangible Assets— Wesbanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

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

Bank-Owned Life Insurance— Wesbanco has purchased life insurance policies on certain executive and other officers. Wesbanco receives the cash surrender value of each policy upon its termination or benefits are payable upon the death of the insured. These policies are recorded in the Consolidated Balance Sheets at their net cash surrender value. Changes in net cash surrender value are recognized in non-interest income in the Consolidated Statements of Income. Adjustments to cash surrender value and death benefits received, if recognize as income, are currently tax-exempt.

Interest Rate Lock Commitments— In order to attract potential home borrowers, Wesbanco offers interest rate lock commitments (“IRLC”) to such potential borrowers. IRLC are generally for sixty days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some IRLC expire prior to the funding of the related loan. For IRLC issued in connection with potential loans intended for sale, which consist primarily of originated longer-term fixed rate residential home mortgage loans that qualify for secondary market sale, the Bank enters into positions of forward month mortgage-backed securities to be announced (“TBA”) contracts on a mandatory basis or on a one-to-one forward sales contract on a best efforts basis.

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

Derivative Instruments and Hedging Activities— Wesbanco records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Wesbanco has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Wesbanco enters into back-to-back interest rate swaps with commercial banking customers and then with counterparties for the offsetting interest rate swap. Currently, none of Wesbanco’s derivatives are designated in qualifying hedging relationships, as the derivatives are not used to manage risks within Wesbanco’s assets or liabilities. As such, all changes in fair value of Wesbanco’s derivatives are recognized directly in earnings.

Income Taxes— The provision for income taxes included in the Consolidated Statements of Income includes both federal and state income taxes and is based on income in the financial statements, rather than amounts reported on Wesbanco’s income tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at which rates they are expected to turnaround. A test of the anticipated realizability of deferred tax assets is performed at least annually.

Fair Value— Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs. The ASC also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are described below:

Level 1—Quoted prices in active markets for the same security that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Earnings Per Common Share— Basic earnings per common share (“EPS”) is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. For diluted EPS, the weighted-average number of shares for the period is increased by the number of shares, which would be issued assuming the exercise of in-the-money common stock options and any outstanding warrants. Time-based restricted stock shares are recorded as issued and outstanding upon their grant, rather than upon vesting, and therefore are included in the weighted-average shares outstanding due to voting rights granted at the time restricted stock is granted. Performance and market-based restricted stock shares are recorded as issued and outstanding upon their achieving the required performance or market factors. These restricted shares are included in the number of shares outstanding for diluted EPS if their performance or market factors are expected to be achieved as of the reporting date.

Trust Assets— Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain money market trust assets are held on deposit at the Bank and are accounted for as such.

Stock-Based Compensation— Stock-based compensation awards granted, comprised of stock options, restricted stock, and total shareholder return (“TSR”) awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite service or performance period of each award. For service-based awards with graded vesting schedules, compensation expense is divided among the vesting periods with each separately vested portion of the award recognized in compensation expense on a straight-line basis over the requisite service period. For performance-based awards and TSR awards, compensation expense is recognized evenly over the performance period, based on the probability of the achievements of the performance or market conditions set forth in the plans. Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718)”, Wesbanco recognizes forfeitures as they occur rather than estimate them over the life of the award.

Defined Benefit Pension Plan— Wesbanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. Wesbanco recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected stream of future benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially-derived market-related value, an assumed rate of annual compensation increase, and amortization or accretion of actuarial gains and losses as well as other actuarial assumptions. The service cost component is recognized in salaries and wages and the remaining costs are recognized in employee benefits within the Company’s Consolidated Statement of Income. Wesbanco utilizes a full yield curve approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The plan has been closed to new entrants since August 2007; however, benefits are still earned for those plan participants with continuing employment after August 2007. Refer to Note 13, “Employee Benefit Plans” for further detail.

Post-retirement Medical Benefit Plan— Wesbanco acquired a non-qualified supplemental retirement plan for certain key employees from FFKT. The Plan provides lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirement, which were amended by Wesbanco upon acquisition. Wesbanco recognizes a liability for the projected benefit obligation in the Consolidated Balance Sheets in other liabilities. Wesbanco recognizes fluctuations in the projected benefit obligation through other comprehensive income. The projected benefit obligation is based on the present value of projected medical and dental obligations at an assumed discount rate. Periodic benefit expense includes service cost, interest cost based on an assumed discount rate, and amortization or accretion of actuarial gains and losses, as well as other actuarial assumptions. Refer to Note 13, “Employee Benefit Plans” for further detail.

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2018-15 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)

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

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which will require entities to use a new forward-looking “expected loss” model also referred to as the current expected credit loss model (“CECL”) on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses.  For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similarly to current procedures, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments” and in May 2019 the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for Wesbanco will be effective for the fiscal year beginning January 1, 2020.  Early adoption was permitted for fiscal years beginning after December 15, 2018. In December 2018, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ adoption of the CECL methodology. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. Wesbanco expects to recognize the impact of the adoption of this standard on the company’s regulatory capital over the three-year period.

Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans will be reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified in a troubled debt restructuring (“TDR”). Upon adoption of this standard, acquired loans from prior acquisitions that meet the guidelines under ASC 310-30 (formerly known as “purchased credit impaired”) will be reclassified as PCD loans. The accretable portion of the loan mark as of the adoption date will continue to accrete into interest income. However, the non-accretable portion of the loan mark will be added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit impaired”) from prior acquisitions will continue to accrete through interest income over the life of such loans. Wesbanco is currently assessing the impact of ASU 2016-13 on Wesbanco’s Consolidated Financial Statements.

ASU 2016-02 Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases were not previously recognized in the balance sheet.  Public business entities must apply the new requirements for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For Wesbanco, this update was effective for the fiscal year beginning January 1, 2019.  In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented.  In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard and ASU 2018-11, which allows entities to choose an additional transition method, under which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transitional method, the entity shall recognize and measure the leases that exist at the adoption date and the prior comparative periods are not adjusted. Wesbanco adopted this ASU as of January 1, 2019 using the transitional method. In addition, Wesbanco utilized certain practical expedients including retaining the classifications of existing leases, not re-assessing existing leases to determine if they have initial direct costs and utilizing hindsight when determining the lease term and assessment of impairment in existing leases. See additional disclosures in Note 6, “Premises and Equipment.”

NOTE 2. MERGERS AND ACQUISITIONS

Old Line Bancshares, Inc. (“OLBK”)

On November 22, 2019, Wesbanco completed its acquisition of OLBK, a bank holding company headquartered in Bowie, MD. On the acquisition date, OLBK had approximately $3.0 billion in assets, excluding goodwill, which included approximately $2.5 billion in loans and $182.5 million in securities. The OLBK acquisition was valued at $494.0 million, based on Wesbanco’s closing stock price on November 22, 2019, of $36.75 and resulted in Wesbanco issuing 13,351,837 shares of its common stock in exchange for all of the outstanding shares of OLBK common stock including stock options of which the fair value is $3.3 million. The assets and liabilities of OLBK were recorded on Wesbanco’s Balance Sheet at their preliminary estimated fair values as of November 22, 2019, the acquisition date, and OLBK’s results of operations have been included in Wesbanco’s Consolidated Statements of Income since that date. Based on a preliminary purchase price allocation, Wesbanco recorded $203.8 million in goodwill and $33.6 million in core deposit intangibles in its Community Banking segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the integration of the operations of OLBK, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to OLBK since the date of acquisition, as OLBK’s results cannot be separately identified.

For the year ended December 31, 2019, Wesbanco recorded merger-related expenses of $13.2 million associated with the OLBK acquisition.

The preliminary purchase price of the OLBK acquisition and resulting goodwill is summarized as follows:

(in thousands)	November 22, 2019
Purchase Price:
Fair value of Wesbanco shares issued	$493,936
Cash consideration for outstanding OLBK shares	16
Total purchase price	$493,952
Fair value of:
Tangible assets acquired	$2,919,459
Core deposit and other intangible assets acquired	33,591
Liabilities assumed	(2,722,913)
Net cash received in the acquisition	60,041
Fair value of net assets acquired	290,178
Goodwill recognized	$203,774

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as Wesbanco intends to finalize its accounting for the acquisition of OLBK within one year of the date of acquisition:

(in thousands)	November 22, 2019
Assets acquired
Cash and due from banks	$60,041
Securities	182,520
Loans	2,545,593
Goodwill and other intangible assets	237,365
Accrued income and other assets	191,346
Total assets acquired	$3,216,865
Liabilities assumed
Deposits	$2,375,574
Borrowings	287,330
Accrued expenses and other liabilities	60,009
Total liabilities assumed	$2,722,913
Net assets acquired	$493,952

The fair value estimates for loans (including loan classifications), other intangible assets, premises and equipment, deferred taxes, borrowings and other assets/liabilities will continue to fluctuate until the final valuations and/or appraisals are completed. The Company expects to finalize the purchase price accounting for OLBK within one year of the date of acquisition.

Farmers Capital Bank Corporation (“FFKT”)

On August 20, 2018, Wesbanco completed its acquisition of FFKT, a bank holding company headquartered in Frankfort, KY. On the acquisition date, FFKT had approximately $1.6 billion in assets, excluding goodwill, which included approximately $1.0 billion in loans and $239.3 million in securities. The FFKT acquisition was valued at $428.9 million, based on Wesbanco’s closing stock price on August 20, 2018 of $49.40, and resulted in Wesbanco issuing 7,920,387 shares of its common stock and $37.6 million in cash in exchange for all of the outstanding shares of FFKT common stock. The assets and liabilities of FFKT were recorded on Wesbanco’s Balance Sheet at their fair values as of August 20, 2018, the acquisition date, and FFKT’s results of operations have been included in Wesbanco’s Consolidated Statements of Income since that date. Based on the final purchase price allocation, Wesbanco recorded $223.3 million in goodwill and $37.4 million in core deposit intangibles in its Community Banking segment and $2.6 million in trust customer relationship intangibles in its trust and investment services segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the full integration of the operations of FFKT, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to FFKT since the date of acquisition, as FFKT’s results cannot be separately identified.

Wesbanco recorded merger-related expenses of $3.2 million and $12.4 million associated with the FFKT acquisition for the years ended December 31, 2019 and 2018, respectively.

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

The following table presents the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition:

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

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of December 31, 2018:

(in thousands)	August 20, 2018
Goodwill recognized as of December 31, 2018	$220,240
Change in fair value of net assets acquired:
Assets
Loans	24
Other intangible assets
Accrued income and other assets	1,907
Liabilities
Accrued expenses and other liabilities	(4,995)
Fair value of net assets acquired	$(3,064)
Increase in goodwill recognized	3,064
Goodwill recognized as of December 31, 2019	$223,304

The adjustments to goodwill noted above related to the Company’s finalization of purchase accounting for FFKT, which occurred in the third quarter of 2019.

First Sentry Bancshares, Inc. (“FTSB”)

On April 5, 2018, Wesbanco completed its acquisition of FTSB, a bank holding company headquartered in Huntington, WV.  On the acquisition date, FTSB had approximately $704.8 million in assets, excluding goodwill, which included approximately $447.3 million in loans and $142.9 million in securities.  The FTSB acquisition was valued at $108.3 million, based on Wesbanco’s closing stock price on April 5, 2018 of $42.96, and resulted in Wesbanco issuing 2,498,761 shares of its common stock and $1.0 million in cash in exchange for all of the outstanding shares of FTSB common stock including stock options. The assets and liabilities of FTSB were recorded on Wesbanco’s Balance Sheet at their fair values as of April 5, 2018, the acquisition date, and FTSB’s results of operations have been included in Wesbanco’s Consolidated Statements of Income since that date.  Based on the final purchase price allocation, Wesbanco recorded $67.7 million in goodwill and $8.1 million in core deposit intangibles in its Community Banking segment.  None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes.  As a result of the full integration of the operations of FTSB, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to FTSB since the date of acquisition, as FTSB’s results cannot be separately identified.

For the year ended December 31, 2018, Wesbanco recorded merger-related expenses of $5.5 million associated with the FTSB acquisition. No merger-related expenses associated with the FTSB acquisition were recorded for the year ended December 31, 2019.

The final purchase price of the FTSB acquisition and resulting goodwill is summarized as follows:

(in thousands)	April 5, 2018
Purchase Price:
Fair value of Wesbanco shares issued	$107,347
Cash consideration for outstanding FTSB shares	975
Total purchase price	$108,322
Fair value of:
Tangible assets acquired	$609,593
Core deposit and other intangible assets acquired	8,078
Liabilities assumed	(664,172)
Net cash received in the acquisition	87,124
Fair value of net assets acquired	40,623
Goodwill recognized	$67,699

The following table presents the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition.

(in thousands)	April 5, 2018
Assets acquired
Cash and due from banks	$87,124
Securities	142,903
Loans	447,279
Goodwill and other intangible assets	75,777
Accrued income and other assets	19,411
Total assets acquired	$772,494
Liabilities assumed
Deposits	$590,065
Borrowings	70,710
Accrued expenses and other liabilities	3,397
Total liabilities assumed	$664,172
Net assets acquired	$108,322

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2019	2018	2017
Numerator for both basic and diluted earnings per common share:
Net income	$158,873	$143,112	$94,482
Denominator:
Total average basic common shares outstanding	56,108,084	48,889,041	44,003,208
Effect of dilutive stock options and other stock compensation	106,280	133,949	72,085
Total diluted average common shares outstanding	56,214,364	49,022,990	44,075,293
Earnings per common share—basic	$2.83	$2.93	$2.15
Earnings per common share—diluted	2.83	2.92	2.14

As of December 31, 2019 and 2018, respectively, 364,391 and 117,600 options to purchase shares were excluded in the diluted shares computation because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. As of 2017, no options to purchase shares were excluded in the diluted shares computation.

As of December 31, 2019, shares related to the 2019, 2018 and 2017 total shareholder return plan were not included in the calculation because the effect would be antidilutive. As of December 31, 2018, contingently issuable shares totaling 42,864 were estimated to be awarded under the 2018 and 2017 total shareholder return plans as stock performance targets were met to date and were included in the diluted calculation. The shares related to the 2017 total shareholder return plan were not included in the calculation because the effect would be antidilutive. As of December 31, 2017, the shares related to the 2017 and 2016 total shareholder return plans were not included in the calculation because the effect would be antidilutive.

Performance-based restricted stock compensation totaling 25,616, 17,081 and 8,325 shares were estimated to be awarded as of December 31, 2019, 2018 and 2017, respectively.

On November 22, 2019, Wesbanco issued 13,351,837 shares of common stock to complete its acquisition of OLBK and granted 34,998 shares of restricted stock to certain OLBK employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the OLBK acquisition, refer to Note 2, “Mergers and Acquisitions.”

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

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	December 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$32,790	$47	$(1)	$32,836	$19,882	$3	$(7)	$19,878
U.S. Government sponsored entities and agencies	157,088	2,862	(322)	159,628	142,852	556	(1,756)	141,652
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,803,268	18,850	(6,131)	1,815,987	1,585,864	2,912	(27,521)	1,561,255
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	187,268	3,270	(129)	190,409	171,671	264	(2,963)	168,972
Obligations of states and political subdivisions	140,357	5,253	(1)	145,609	184,057	2,039	(982)	185,114
Corporate debt securities	48,645	581	(137)	49,089	37,730	87	(559)	37,258
Total available-for-sale debt securities	$2,369,416	$30,863	$(6,721)	$2,393,558	$2,142,056	$5,861	$(33,788)	$2,114,129
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$9,216	$30	$(116)	$9,130	$10,823	$6	$(329)	$10,500
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	122,937	1,031	(261)	123,707	148,300	204	(4,170)	144,334
Obligations of states and political subdivisions	686,376	20,475	(258)	706,593	828,520	8,771	(4,012)	833,279
Corporate debt securities	33,224	1,869	—	35,093	33,291	12	(673)	32,630
Total held-to-maturity debt securities	$851,753	$23,405	$(635)	$874,523	$1,020,934	$8,993	$(9,184)	$1,020,743
Total debt securities	$3,221,169	$54,268	$(7,356)	$3,268,081	$3,162,990	$14,854	$(42,972)	$3,134,872

At December 31, 2019 and 2018 there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

Equity securities, of which $8.9 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $12.3 million and $11.7 million at December 31, 2019 and 2018, respectively.

Wesbanco adopted ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2019. Upon adoption, Wesbanco reclassified $67.3 million of callable held-to-maturity municipal debt securities to available-for-sale debt securities.

The following table presents the fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2019. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$60,162	$60,188
1-5 years	145,702	147,933
5-10 years	409,137	415,068
Over 10 years	1,754,415	1,770,369
Total available-for-sale debt securities	$2,369,416	$2,393,558
Held-to-maturity debt securities
Less than one year	$20,968	$21,040
1-5 years	124,311	128,105
5-10 years	316,440	325,593
Over 10 years	390,034	399,785
Total held-to-maturity debt securities	$851,753	$874,523
Total debt securities	$3,221,169	$3,268,081

Securities with aggregate fair values of $2.0 billion at December 31, 2019 and 2018, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $125.8 million, $82.1 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income, net of tax, as December 31, 2019, 2018, and 2017 were $20.7 million, ($21.5) million and ($13.3) million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments resulting from the adoption of ASU 2016-01 effective January 1, 2018 for the years ended December 31, 2019, 2018 and 2017, respectively.

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Debt securities:
Gross realized gains	$1,497	$128	$675
Gross realized losses	(981)	(46)	(108)
Net gains on debt securities	$516	$82	$567
Equity securities:
Unrealized gains (losses) recognized on securities still held	$1,226	$(986)	$-
Net realized gains recognized on securities sold	2,578	4	-
Net gains (losses) on equity securities	$3,804	$(982)	$-
Net securities gains (losses)	$4,320	$(900)	$567

The following tables provide information on unrealized losses on debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more as December 31, 2019 and 2018:

	December 31, 2019
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$1,499	$(1)	1	$—	$—	—	$1,499	$(1)	1
U.S. Government sponsored entities and agencies	57,650	(274)	25	6,593	(164)	2	64,243	(438)	27
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	544,692	(3,725)	116	272,884	(2,667)	122	817,576	(6,392)	238
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	43,123	(124)	7	3,704	(5)	2	46,827	(129)	9
Obligations of states and political subdivisions	17,876	(122)	22	4,413	(137)	8	22,289	(259)	30
Corporate debt securities	4,120	(44)	1	4,926	(93)	2	9,046	(137)	3
Total temporarily impaired securities	$668,960	$(4,290)	172	$292,520	$(3,066)	136	$961,480	$(7,356)	308

	December 31, 2018
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S Treasury	$9,972	$(7)	1	$-	$-	-	$9,972	$(7)	1
U.S. Government sponsored entities and agencies	18,926	(148)	8	76,385	(1,937)	14	95,311	(2,085)	22
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	285,534	(1,862)	44	922,698	(29,829)	291	1,208,232	(31,691)	335
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,186	(18)	6	111,068	(2,945)	14	120,254	(2,963)	20
Obligations of states and political subdivisions	104,469	(439)	207	303,681	(4,555)	513	408,150	(4,994)	720
Corporate debt securities	38,791	(898)	18	11,452	(334)	5	50,243	(1,232)	23
Total temporarily impaired securities	$466,878	$(3,372)	284	$1,425,284	$(39,600)	837	$1,892,162	$(42,972)	1,121

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

Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $66.8 million and

$50.8  million at December 31, 2019 and 2018, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $4.8 million and $3.2 million at December 31, 2019 and 2018, respectively. The unaccreted discount on purchased loans from acquisitions was $51.9 million at December 31, 2019, including $4.6 million related to FTSB, $15.3 million related to FFKT and $24.0 million related to OLBK. The unaccreted discount was $49.3 million at December 31, 2018.

	December 31,	December 31,
(in thousands)	2019	2018
Commercial real estate:
Land and construction	$777,151	$528,072
Improved property	4,947,857	3,325,623
Total commercial real estate	5,725,008	3,853,695
Commercial and industrial	1,644,699	1,265,460
Residential real estate	1,873,647	1,611,607
Home equity	649,678	599,331
Consumer	374,953	326,188
Total portfolio loans	10,267,985	7,656,281
Loans held for sale	43,013	8,994
Total loans	$10,310,998	$7,665,275

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31, 2019
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,039	$20,848	$12,114	$3,822	$4,356	$2,797	$972	$48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total beginning allowance for credit losses	4,208	20,881	12,376	3,834	4,582	2,836	972	49,689
Provision for credit losses:
Provision for loan losses	746	2,560	2,714	1,400	851	1,130	1,664	11,065
Provision for loan commitments	66	(11)	49	3	24	2	—	133
Total provision for credit losses	812	2,549	2,763	1,403	875	1,132	1,664	11,198
Charge-offs	(107)	(3,867)	(1,816)	(1,276)	(1,213)	(2,719)	(1,659)	(12,657)
Recoveries	271	752	1,104	365	428	1,743	410	5,073
Net recoveries (charge-offs)	164	(3,115)	(712)	(911)	(785)	(976)	(1,249)	(7,584)
Balance at end of period:
Allowance for loan losses	4,949	20,293	14,116	4,311	4,422	2,951	1,387	52,429
Allowance for loan commitments	235	22	311	15	250	41	—	874
Total ending allowance for credit losses	$5,184	$20,315	$14,427	$4,326	$4,672	$2,992	$1,387	$53,303

	For the Year Ended December 31, 2018
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$3,117	$21,166	$9,414	$3,206	$4,497	$3,063	$821	$45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574
Total beginning allowance for credit losses	3,236	21,192	9,587	3,213	4,709	3,100	821	45,858
Provision for credit losses:
Provision for loan losses	650	(521)	3,430	1,612	138	1,142	1,146	7,597
Provision for loan commitments	50	7	89	5	14	2	—	167
Total provision for credit losses	700	(514)	3,519	1,617	152	1,144	1,146	7,764
Charge-offs	(137)	(1,090)	(1,830)	(1,435)	(1,193)	(3,508)	(1,374)	(10,567)
Recoveries	409	1,293	1,100	439	914	2,100	379	6,634
Net recoveries (charge-offs)	272	203	(730)	(996)	(279)	(1,408)	(995)	(3,933)
Balance at end of period:
Allowance for loan losses	4,039	20,848	12,114	3,822	4,356	2,797	972	48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total ending allowance for credit losses	$4,208	$20,881	$12,376	$3,834	$4,582	$2,836	$972	$49,689

	For the Year Ended December 31, 2017
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,348	$18,628	$8,412	$4,106	$3,422	$3,998	$760	$43,674
Allowance for loan commitments	151	17	188	9	162	44	—	571
Total beginning allowance for credit losses	4,499	18,645	8,600	4,115	3,584	4,042	760	44,245
Provision for credit losses:
Provision for loan losses	(1,259)	4,386	2,733	(175)	2,066	1,231	1,001	9,983
Provision for loan commitments	(32)	9	(15)	(2)	50	(7)	—	3
Total provision for credit losses	(1,291)	4,395	2,718	(177)	2,116	1,224	1,001	9,986
Charge-offs	(72)	(2,381)	(2,669)	(1,064)	(1,221)	(3,989)	(1,293)	(12,689)
Recoveries	100	533	938	339	230	1,823	353	4,316
Net recoveries (charge-offs)	28	(1,848)	(1,731)	(725)	(991)	(2,166)	(940)	(8,373)
Balance at end of period:
Allowance for loan losses	3,117	21,166	9,414	3,206	4,497	3,063	821	45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574
Total ending allowance for credit losses	$3,236	$21,192	$9,587	$3,213	$4,709	$3,100	$821	$45,858

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
December 31, 2019
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$93	$10	$14	$6	$1	$—	$124
Allowance for loans collectively evaluated for impairment	4,949	20,200	14,106	4,297	4,416	2,950	1,387	52,305
Allowance for loan commitments	235	22	311	15	250	41	—	874
Total allowance for credit losses	$5,184	$20,315	$14,427	$4,326	$4,672	$2,992	$1,387	$53,303
Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,907	$11,961	$4,392	$704	$53	$—	$21,017
Collectively evaluated for impairment	777,033	4,935,383	1,631,855	1,865,151	648,221	374,812	—	10,232,455
Acquired with deteriorated credit quality	118	8,567	883	4,104	753	88	—	14,513
Total portfolio loans	$777,151	$4,947,857	$1,644,699	$1,873,647	$649,678	$374,953	$—	$10,267,985
December 31, 2018
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loans collectively evaluated for impairment	4,039	20,848	12,114	3,822	4,356	2,797	972	48,948
Allowance for loan commitments	169	33	262	12	226	39	-	741
Total allowance for credit losses	$4,208	$20,881	$12,376	$3,834	$4,582	$2,836	$972	$49,689
Portfolio loans:
Individually evaluated for impairment (1)	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	527,737	3,319,672	1,264,560	1,609,177	599,331	326,063	—	7,646,540
Acquired with deteriorated credit quality	335	5,951	900	2,430	-	125	—	9,741
Total portfolio loans	$528,072	$3,325,623	$1,265,460	$1,611,607	$599,331	$326,188	$—	$7,656,281

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for impairment.

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

Commercial real estate – land and construction consists of loans to finance investments in vacant land, land development, construction of residential housing, and construction of commercial buildings.  Commercial real estate – improved property consists of loans for the purchase or refinance of all types of improved owner-occupied and investment properties.  Factors that are considered in assigning the risk grade vary depending on the type of property financed.  The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property.  The risk grade assigned to commercial investment property loans is based primarily on the adequacy of the net operating income generated by the property to service the debt, the loan to appraised value, the type, quality, industry and mix of tenants, and the terms of leases.  The risk grade assigned to owner-occupied commercial real estate is based primarily on global debt service coverage and the leverage of the business, but may also consider the industry in which the business operates, the business’ specific competitive advantages or disadvantages, collateral margins and the quality and experience of management.

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

Substandard and doubtful loans are equivalent to the classifications used by banking regulators.  Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  These loans may or may not be reported as non-accrual.  Doubtful loans have all the weaknesses inherent in those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable. These loans are reported as non-accrual.

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2019
Pass	$769,537	$4,807,003	$1,570,689	$7,147,229
Criticized—compromised	4,338	65,612	49,009	118,959
Classified—substandard	3,276	75,242	13,231	91,749
Classified—doubtful	—	—	11,770	11,770
Total	$777,151	$4,947,857	$1,644,699	$7,369,707
As of December 31, 2018
Pass	$523,707	$3,267,304	$1,245,190	$5,036,201
Criticized—compromised	2,297	35,566	13,847	51,710
Classified—substandard	2,068	22,753	6,423	31,244
Classified—doubtful	-	-	-	-
Total	$528,072	$3,325,623	$1,265,460	$5,119,155

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $28.3 million at December 31, 2019 and $22.9 million at December 31, 2018, of which $5.1 and $3.9 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard are not included in the tables above.

Acquired OLBK Loans —In conjunction with the OLBK acquisition, Wesbanco acquired loans with a book value of $2,570.0 million as of November 22, 2019. These loans were recorded at the preliminary fair value of $2,545.6 million, with $2,535.2 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $24.1 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality with a book value of $10.7 million were recorded at the preliminary fair value of $10.4 million, of which $4.0 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual.  The carrying amount of loans acquired with deteriorated credit quality at December 31, 2019 was $10.1 million, while the outstanding customer balance was $10.5 million. At December 31, 2019, no allowance for loan losses has been recognized related to the OLBK-acquired impaired loans.

Acquired FFKT Loans —In conjunction with the FFKT acquisition, Wesbanco acquired loans with a book value of $1,064.8 million as of August 20, 2018. These loans were recorded at the preliminary fair value of $1,025.8 million, with $988.3 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $26.0 million at the acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality with a book value of $5.3 million were recorded at the preliminary fair value of $4.6 million, of which $2.4 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual.  The carrying amount of loans acquired with deteriorated credit quality at December 31, 2019 was $2.8 million, while the outstanding customer balance was $3.3 million. At December 31, 2019, no allowance for loan losses has been recognized related to the FFKT-acquired impaired loans.  Certain acquired underperforming loans with an acquired book value of $45.2 million were sold during the fourth quarter of 2018 for $32.9 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no recognized gain or loss.

Acquired FTSB Loans – In conjunction with the FTSB acquisition, Wesbanco acquired loans with a book value of $465.9 million as of April 5, 2018.  These loans were recorded at the fair value of $447.3 million, with $429.3 million categorized as ASC 310-20 loans.  The fair market value adjustment on these loans of $9.7 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at the preliminary fair value of $2.3 million, of which $0.7 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2019 was $0.5 million, while the outstanding customer balance was $1.2 million.  At December 31, 2019, no allowance for loan losses has been recognized related to the FTSB-acquired impaired loans.  Certain acquired underperforming loans with an acquired book value of $21.7 million were sold during the second and fourth quarters of 2018 for $15.7 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no recognized gain or loss.

The following table provides changes in accretable yield for all loans acquired from prior acquisitions with deteriorated credit quality:

	For the Years Ended
(in thousands)	December 31, 2019	December 31, 2018
Balance at beginning of period	$6,203	$1,724
Acquisitions	1,602	885
Reduction due to change in projected cash flows	(1,821)	(776)
Reclass from non-accretable	3,213	7,052
Transfers	—	-
Accretion	(6,125)	(2,682)
Balance at end of period	$3,072	$6,203

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2019
Commercial real estate:
Land and construction	$776,153	$529	$121	$348	$998	$777,151	$26
Improved property	4,921,721	10,207	5,639	10,290	26,136	4,947,857	4,709
Total commercial real estate	5,697,874	10,736	5,760	10,638	27,134	5,725,008	4,735
Commercial and industrial	1,635,232	2,519	2,813	4,135	9,467	1,644,699	1,793
Residential real estate	1,850,806	4,421	5,372	13,048	22,841	1,873,647	3,643
Home equity	641,026	3,323	621	4,708	8,652	649,678	985
Consumer	370,934	2,537	965	517	4,019	374,953	457
Total portfolio loans	10,195,872	23,536	15,531	33,046	72,113	10,267,985	11,613
Loans held for sale	43,013	—	—	—	—	43,013	—
Total loans	$10,238,885	$23,536	$15,531	$33,046	$72,113	$10,310,998	$11,613
Impaired loans included above are as follows:
Non-accrual loans	$21,061	$897	$1,559	$21,396	23,852	$44,913
TDRs accruing interest (1)	5,113	151	130	37	318	5,431
Total impaired	$26,174	$1,048	$1,689	$21,433	$24,170	$50,344
As of December 31, 2018
Commercial real estate:
Land and construction	$526,660	$62	$1,350	$—	$1,412	$528,072	$—
Improved property	3,314,765	2,266	2,250	6,342	10,858	3,325,623	175
Total commercial real estate	3,841,425	2,328	3,600	6,342	12,270	3,853,695	175
Commercial and industrial	1,261,536	323	594	3,007	3,924	1,265,460	13
Residential real estate	1,593,519	2,717	5,001	10,370	18,088	1,611,607	2,820
Home equity	591,623	2,500	1,273	3,935	7,708	599,331	705
Consumer	322,584	2,084	1,007	513	3,604	326,188	364
Total portfolio loans	7,610,687	9,952	11,475	24,167	45,594	7,656,281	4,077
Loans held for sale	8,994	—	—	—	—	8,994	—
Total loans	$7,619,681	$9,952	$11,475	$24,167	$45,594	$7,665,275	$4,077
Impaired loans included above are as follows:
Non-accrual loans	$8,910	$337	$1,370	$20,083	21,790	$30,700
TDRs accruing interest (1)	5,586	59	92	7	158	5,744
Total impaired	$14,496	$396	$1,462	$20,090	$21,948	$36,444

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize impaired loans:

	Impaired Loans
	December 31, 2019			December 31, 2018
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$616	$580	$—	$—	$—	$—
Improved property	5,097	4,229	—	14,038	9,293	—
Commercial and industrial	15,182	14,313	—	4,610	3,428	—
Residential real estate	17,753	15,952	—	20,270	18,016	—
Home equity	6,523	5,610	—	5,924	5,036	—
Consumer	546	413	—	846	671	—
Total impaired loans without a specific allowance	45,717	41,097	—	45,688	36,444	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	4,207	3,907	93	—	—	—
Commercial and industrial	193	191	10	—	—	—
Residential real estate	4,772	4,392	14	—	—	—
Home equity	724	704	6	—	—	—
Consumer	104	53	1	—	—	—
Total impaired loans with a specific allowance	10,000	9,247	124	-	-	-
Total impaired loans	$55,717	$50,344	$124	$45,688	$36,444	$-

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Impaired Loans
	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$343	$—	$208	$—	$460	$—
Improved property	7,216	84	10,658	381	10,790	436
Commercial and industrial	5,207	15	3,076	12	3,577	8
Residential real estate	14,192	211	19,026	240	17,991	252
Home equity	4,930	28	5,005	25	4,599	19
Consumer	423	3	808	7	787	7
Total impaired loans without a specific allowance	32,311	341	38,781	665	38,204	722
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	3,317	—	842	—	4,446	—
Commercial and industrial	175	—	—	—	254	—
Residential real estate	3,811	—	—	—	—	—
Home equity	634	—	—	—	—	—
Consumer	58	—	—	—	—	—
Total impaired loans with a specific allowance	7,995	—	842	—	4,700	—
Total impaired loans	$40,306	$341	$39,623	$665	$42,904	$722

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2019	December 31, 2018
Commercial real estate:
Land and construction	$580	$—
Improved property	6,815	8,413
Total commercial real estate	7,395	8,413
Commercial and industrial	14,313	3,260
Residential real estate	16,867	13,831
Home equity	5,903	4,610
Consumer	435	586
Total	$44,913	$30,700

(1)

At December 31, 2019, there were two borrowers with a loan balance greater than $1.0 million totaling $14.2 million, as compared to one borrower with a loan balance greater than $1.0 million totaling $3.4 million at December 31, 2018. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2019			December 31, 2018
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	1,321	191	1,512	880	1,529	2,409
Total commercial real estate	1,321	191	1,512	880	1,529	2,409
Commercial and industrial	191	—	191	168	169	337
Residential real estate	3,477	909	4,386	4,185	921	5,106
Home equity	411	293	704	426	198	624
Consumer	31	29	60	85	38	123
Total	$5,431	$1,422	$6,853	$5,744	$2,855	$8,599

As of December 31, 2019 and December 31, 2018, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than three months. Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $3.3 million and $0.1 million as of December 31, 2019 and 2018, respectively.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2019 and 2018:

	New TDRs (1) For the Year Ended December 31,2019			New TDRs (1) For the Year Ended December 31, 2018
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved property	1	610	603	2	837	805
Total commercial real estate	1	610	603	2	837	805
Commercial and industrial	2	57	48	4	240	188
Residential real estate	4	194	177	4	218	190
Home equity	2	187	181	2	91	84
Consumer	2	45	28	5	69	49
Total	11	$1,093	$1,037	17	$1,455	$1,316

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the years ended December 31, 2019 and 2018 that were restructured within the last twelve months prior to December 31, 2019 and 2018:

	Defaulted TDRs (1) For the Year Ended December 31, 2019		Defaulted TDRs (1) For the Year Ended December 31, 2018
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	1	95	2	109
Home equity	1	97	—	—
Consumer	1	12	—	—
Total	3	$204	2	$109

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2019 and 2018.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

The following table summarizes the recognition of interest income on impaired loans:

	For the years ended December 31,
(in thousands)	2019	2018	2017
Average impaired loans	$40,306	$39,623	$42,904
Amount of contractual interest income on impaired loans	3,047	2,631	3,089
Amount of interest income recognized on impaired loans	341	665	722

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2019	2018
Other real estate owned	$4,062	$7,173
Repossessed assets	116	92
Total other real estate owned and repossessed assets	$4,178	$7,265

Residential real estate included in other real estate owned at December 31, 2019 and December 31, 2018 was $0.6 million and $1.3 million, respectively. At December 31, 2019 and 2018, formal foreclosure proceedings were in process on residential real estate loans totaling $8.1 million and $6.0 million, respectively.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2019	2018
Land and improvements	$66,609	$55,986
Buildings and improvements	221,139	167,044
Furniture and equipment	102,171	76,870
Total cost	389,919	299,900
Accumulated depreciation and amortization	(187,437)	(132,975)
Right of use asset	58,532	—
Total premises and equipment, net	$261,014	$166,925

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2019, 2018 and 2017 was $11.5 million, $10.5 million and $10.4 million, respectively.

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

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 30 years, which include options for multiple five- and ten- year extensions, with a weighted-average lease term of 15.9 years. As of December 31, 2019, operating lease ROU assets and liabilities were $53.6 million and $56.5 million, respectively of which $37.2 million of operating ROU assets and liabilities were acquired from OLBK. The lease expense for operating leases was $5.4 million, $4.5 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The weighted average discount rate was 2.93% as of December 31, 2019.

Finance leases relate primarily to bank branches and office space with remaining lease terms of generally 5 to 20 years, which include options for multiple five-and ten-year extensions, with weighted-average lease term of 15.3 years. As of December 31, 2019, the finance lease ROU assets and liabilities were $5.0 million and $5.6 million, respectively. The weighted average discount rate was 3.77% as of December 31, 2019. Amortization cost related to finance lease ROU assets was $0.4 million for each of the years ended December 31, 2019, 2018 and 2017, respectively. Interest expense related to finance lease ROU assets was $0.2 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2019 are as follows (in thousands):

Year	Operating Leases	Finance Leases	Total
2020	$6,517	$851	$7,368
2021	5,948	855	6,803
2022	5,177	873	6,050
2023	4,649	885	5,534
2024	4,164	890	5,054
2025 and thereafter	46,617	4,638	51,255
Total lease payments	$73,072	$8,992	$82,064
Less: interest	(16,559)	(3,414)	(19,973)
Present value of lease liabilities	$56,513	$5,578	$62,091

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Wesbanco’s Consolidated Balance Sheets include goodwill of $1.1 billion and $0.9 billion as of December 31, 2019 and 2018, respectively, all of which relates to the Community Banking segment. Wesbanco’s other intangible assets of $80.4 million and $57.0 million at December 31, 2019 and 2018, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. Wesbanco recognized $203.8 million in goodwill and $33.6 million in core deposit intangibles in connection with the OLBK acquisition. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of core deposit and customer list intangible assets totaled $10.1 million, $6.4 million and $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Wesbanco completed its annual goodwill impairment evaluation as of November 30, 2019 and determined that goodwill was not impaired as of such date as well as  at year-end, as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2019. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2019.

The following table shows Wesbanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2019	2018
Other intangible assets:
Gross carrying amount	$119,387	$85,796
Accumulated amortization	(38,954)	(28,830)
Net carrying amount of other intangible assets	$80,433	$56,966

The following table shows the amortization on Wesbanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2020	$14,838
2021	13,085
2022	11,584
2023	9,963
2024	8,659
2025 and thereafter	22,304
Total	80,433

As part of the YCB and ESB acquisitions, Wesbanco entered into non-compete agreements with former YCB and ESB executives with terms ranging from one to four years. The non-compete agreements are recognized in other assets on the balance sheet with the amortization expense recognized in amortization of intangible assets on the income statement. Amortization expense of non-compete agreements totaled $0.2 million, $0.6 million and $0.9 million in 2019, 2018 and 2017, respectively. The agreements were fully amortized in 2019.

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. At December 31, 2019 and 2018, Wesbanco had $25.7 million and $21.3 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $15.6 million and $13.0 million at December 31, 2019 and 2018, respectively, in other liabilities.  Wesbanco made an accounting policy election to adopt ASU No. 2014-01 in the first quarter of 2017. With the adoption of this pronouncement, Wesbanco now classifies the amortization of the investment as a component of income tax expense (benefit) and is proportionally amortized over the tax credit period. The amount for the years ended December 31, 2019, 2018 and 2017 was $2.6 million, $2.1 million and $1.5 million, respectively, which is included in income tax expense within Wesbanco’s Consolidated Financial Statements. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $2.5 million, $2.1 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Wesbanco is also a limited partner in eight other limited partnerships, which provide seed money and capital to startup companies, and financing to low-income housing projects. At December 31, 2019 and 2018, Wesbanco had $7.1 million and $6.6 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income of $618 thousand, $712 thousand and $47 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $1.2 billion and $0.7 billion as of December 31, 2019 and 2018, respectively. Interest expense on certificates of deposit of $100 thousand or more was $8.0 million, $8.3 million and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2020	$1,283,904
2021	365,298
2022	158,718
2023	113,453
2024	84,723
2025 and thereafter	49,824
Total	$2,055,920

NOTE 10. FHLB AND OTHER SHORT-TERM BORROWINGS

Wesbanco is a member of the FHLB system. Wesbanco’s FHLB borrowings, which consist of borrowings from both the FHLB of Pittsburgh and the FHLB of Cincinnati, are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2019 and 2018, Wesbanco had FHLB borrowings of $1.4 billion and $1.1 billion, respectively, with a remaining weighted-average interest rate of 2.27% and 2.35%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by Wesbanco totaling $66.8 million and $50.8 million at December 31, 2019 and 2018, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by Wesbanco with the FHLB at December 31, 2019 and 2018 was estimated to be approximately $3.2 billion and $2.3 billion, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2019 based on their contractual maturity dates and interest rates (dollars in thousands):

Year	Scheduled Maturity	Weighted Average Rate
2020	$1,055,924	2.17%
2021	340,205	2.54%
2022	17,940	2.91%
2023	—	—
2024	—	—
2025 and thereafter	1,546	1.40%
Total	$1,415,615	2.27%

Other short-term borrowings of $282.4 million and $290.5 million at December 31, 2019 and 2018, respectively, consist of securities sold under agreements to repurchase, federal funds purchased, and outstanding borrowings on a revolving line of credit. At December 31, 2019 and 2018, securities sold under agreements to repurchase were $274.9 million and $290.5 million, respectively, with a weighted average interest rate during the year of 2.10% and 1.74%, respectively. There were $7.5 million in federal funds purchased outstanding as of December 31, 2019.  There were no federal funds purchased outstanding as of December 31, 2018.

In September 2019, Wesbanco renewed a revolving line of credit, which is a senior obligation of the parent company with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances as of either December 31, 2019 or 2018.

NOTE 11. SUBORDINATED DEBT AND JUNIOR SUBORDINATED DEBT

Wesbanco had $61.6 million of subordinated debt outstanding at December 31, 2019. YCB, acquired by Wesbanco in 2016 and OLBK, acquired by Wesbanco in 2019, issued $25.2 million and $36.4 million in subordinated debt, respectively. The YCB notes have a fixed rate of 6.25%, mature on December 15, 2025, and are callable on December 15, 2020. The interest rate will become a variable rate equal to 3-month LIBOR plus 4.59% on the call date. The OLBK notes have a fixed rate of 5.625%, mature on August 15, 2026, and are callable on August 15, 2021. The interest rate will become a variable rate equal to 3-month LIBOR plus 4.502% on the call date. The YCB notes are considered Tier 2 regulatory capital for Wesbanco and Wesbanco Bank as they were initially issued by the Bank, while the OLBK notes are considered Tier 2 regulatory capital for Wesbanco.

Certain trusts, consisting of Wesbanco Capital Trust II, Wesbanco Capital Statutory Trust III, Wesbanco Capital Trusts IV, V and VI, Oak Hill Capital Trusts 2, 3 and 4, Community Bank Shares Statutory Trusts I and II, First Federal Statutory Trust II, and Regal MD Statutory Trusts I and II are all wholly-owned trust subsidiaries of Wesbanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to Wesbanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by Wesbanco, the former Oak Hill Financial, Inc., acquired by Wesbanco in 2007, the former YCB, acquired by Wesbanco in 2016, and the former OLBK, acquired by Wesbanco in 2019, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by Wesbanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide Wesbanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, Wesbanco may not declare or pay dividends on its common stock during any such period. Undertakings made by Wesbanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by Wesbanco of the obligations of these Trust Preferred Securities. Wesbanco organized Trusts II and III in June 2003, Trusts IV and V in June 2004 and Trust VI in March 2005. The Oak Hill Financial Trusts 2 and 3 were organized in 2004 and Trust 4 was organized in 2005. The Community Bank Trust I was organized in 2004 and Trust II was organized in 2006, both issued by the former YCB. The First Federal Trust II was organized in 2007 as issued by a former thrift acquired by YCB. The Regal MD Statutory Trusts I and II were organized in 2003 and 2005, respectively, as issued by a former bank acquired by OLBK.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision permitted bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they matured. At December 31, 2019, Wesbanco's assets were greater than $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax-deductible interest feature not normally associated with the equity of a corporation.

In connection with the FFKT acquisition in 2018, Wesbanco acquired Farmers Capital Bank Trusts I and III, Delaware trusts established in 2005 and 2007, respectively, by FFKT. The Trusts owned Junior Subordinated Debt issued by FFKT. The trust preferred securities and junior subordinated debt were redeemed at an aggregate redemption price, excluding accrued interest, of $10.3 million in March 2019 and $23.2 million in May 2019, respectively.

In connection with the OLBK acquisition in 2019, Wesbanco acquired Regal MD Statutory Trusts I and II, Delaware trusts established in 2003 and 2005, respectively, inherited by OLBK as part of their acquisition of Regal Bancorp. The Trusts owned Junior Subordinated Debt issued by Regal Bancorp. Wesbanco has received Federal Reserve approval and intends to redeem the OLBK trust preferred securities and junior subordinated debt at an aggregate redemption price, excluding accrued interest, of $6.5 million in March 2020.

The following table shows Wesbanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2019:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Wesbanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
Wesbanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
Wesbanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	5,000	155	5,155	6/30/2035	6/30/2015
Community Bank Shares Statutory Trust I (3)	6,512	217	6,729	6/17/2034	6/17/2014
Community Bank Shares Statutory Trust II (8)	9,006	310	9,316	6/15/2036	6/15/2016
First Federal Statutory Trust II (9)	8,969	310	9,279	3/22/2037	3/15/2017
Regal MD Statutory Trust I (10)	4,000	124	4,124	3/17/2034	3/17/2014
Regal MD Statutory Trust II (11)	2,500	78	2,578	12/15/2035	12/15/2015
Total	$133,987	$4,235	$138,222

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 5.11% through March 30, 2020, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 5.05% through March 26, 2020, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65% with a current rate of 4.55% through March 17, 2020, adjustable quarterly.
(4)	Variable rate based on the three-month LIBOR plus 1.77% with a current rate of 3.67% through March 17, 2020, adjustable quarterly.
(5)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 4.40% through January 18, 2020, adjustable quarterly.
(6)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 4.30% through January 18, 2020, adjustable quarterly.
(7)	Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 3.56% through March 30, 2020, adjustable quarterly.
(8)	Variable rate based on the three-month LIBOR plus 1.70% with a current rate of 3.59% through March 15, 2020, adjustable quarterly.
(9)	Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 3.49% through March 15, 2020, adjustable quarterly.
(10)	Variable rate based on the three-month LIBOR plus 2.85% with a current rate of 4.75% through March 17, 2020, adjustable quarterly.
(11)	Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 3.49% through March 15, 2020, adjustable quarterly.

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

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting interest rate swaps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of December 31, 2019 and 2018, Wesbanco had 65 and 43, respectively, interest rate swaps with an aggregate notional amount of $399.9 million and $229.8 million, respectively, related to this program. During the years ended December 31, 2019, 2018 and 2017, Wesbanco recognized net losses of $1.1 million, $0.4 million and $0.4 million, respectively, related to the changes in fair value of these swaps. Additionally, Wesbanco recognized $4.5 million, $2.1 million and $2.3 million of income for the related swap fees for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2019 and December 31, 2018:

	December 31, 2019			December 31, 2018
(in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$399,860	$14,585	$16,117	$229,778	$4,650	$5,081
Other contracts:
Interest rate loan commitments	34,236	44	—	16,113	125	-
Forward TBA contracts	50,000	—	88	20,000	-	234
Total derivatives		$14,629	$16,205		$4,775	$5,315

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the years ended December 31, 2019, 2018 and 2017, respectively.

		For the Years Ended December 31,
(in thousands)	Location of Gain/(Loss)	2019	2018	2017
Interest rate swaps	Other income	$(1,101)	$(437)	$(391)
Interest rate loan commitments	Mortgage banking income	(81)	125	172
Forward TBA contracts	Mortgage banking income	(1,354)	443	23
Total		$(2,536)	$131	$(196)

Credit Risk Related Contingent Features

Wesbanco has agreements with its derivative counterparties that contain a provision where if Wesbanco defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Wesbanco could also be declared in default on its derivative obligations.

Wesbanco also has agreements with certain of its derivative counterparties that contain a provision where if Wesbanco fails to maintain its status as either a “well-“ or “adequately-capitalized” institution, then the counterparty could terminate the derivative positions and Wesbanco would be required to settle its obligations under the agreements.

Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $33.7 million as of December 31, 2019. If Wesbanco had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 13. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan— The Wesbanco, Inc. Defined Benefit Pension Plan (“the Plan”) established on January 1, 1985, is a non-contributory, defined benefit pension plan. The Plan covers all employees of Wesbanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements. Benefits of the Plan are generally based on years of service and the employee’s compensation during the last five years of employment. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Wesbanco uses a December 31 measurement date for the Plan.

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2019	2018
Accumulated benefit obligation at end of year	$142,980	$120,445
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$128,758	$130,307
Service cost	2,248	2,835
Interest cost	5,266	4,517
Actuarial loss (gain)	22,395	(12,458)
Acquisition	—	8,560
Benefits paid	(4,707)	(5,003)
Projected benefit obligation at end of year	$153,960	$128,758
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$141,108	$142,422
Actual return on plan assets	28,319	(5,587)
Employer contribution	3,000	2,500
Acquisition	—	6,776
Benefits paid	(4,707)	(5,003)
Fair value of plan assets at end of year	$167,720	$141,108
Amounts recognized in the statement of financial position:
Funded status	$13,760	$12,351
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$13,760	$12,351
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service cost	$52	$78
Unrecognized net loss	24,486	24,780
Net amounts recognized in accumulated other comprehensive income (before tax)	$24,538	$24,858
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.38%	4.48%
Rate of compensation increase	3.53%	3.62%
Expected long-term return on assets	6.30%	6.30%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Components of net periodic benefit cost:
Service cost—benefits earned during year	$2,248	$2,835	$2,578
Interest cost on projected benefit obligation	5,266	4,517	4,393
Expected return on plan assets	(8,869)	(8,939)	(7,647)
Amortization of prior service cost	26	26	26
Amortization of net loss	3,240	3,053	3,221
Net periodic pension cost	$1,911	$1,492	$2,571
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain) for period	$2,946	$2,068	$(300)
Unrecognized loss on merged plan	—	1,429	—
Amortization of prior service cost	(26)	(26)	(26)
Amortization of net loss	(3,240)	(3,053)	(3,221)
Total recognized in other comprehensive income	$(320)	$418	$(3,547)
Total recognized in net periodic pension cost and other comprehensive income	$1,591	$1,910	$(976)
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.48%	3.81%	4.46%
Rate of compensation increase	3.62%	3.70%	3.74%
Expected long-term return on assets	6.30%	6.30%	6.30%

The estimated net loss and prior service credit for the Plan that will be amortized from accumulated other comprehensive income into the net periodic pension cost over the next fiscal year are $3.1 million and $26 thousand, respectively. Unrecognized prior service costs and unrecognized net losses are amortized on a straight-line basis. All unrecognized net losses are being amortized over the average remaining service period of approximately 8 years.

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class.

Pension Plan Investment Policy and Strategy— The investment policy as established by the Retirement Plans Committee, to be followed by the Trustee, which is Wesbanco’s Trust and Investment Services department, is to invest assets based on the target allocations shown in the table below. Assets are reallocated periodically by the Trustee based on the ranges set forth by the Retirement Plans Committee to meet the target allocations. The investment policy is also subject to review periodically to determine if the policy should be changed. Plan assets are to be invested with the principal objective of maximizing long-term total return without exposing Plan assets to undue risk, taking into account the Plan’s funding needs and benefit obligations. Assets are to be invested in a balanced portfolio composed primarily of equities, fixed income, alternative asset funds and cash or cash equivalent money market investments.

A maximum of 5% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds, which invest in foreign stock. Wesbanco common stock can represent up to 5% of the total market value. Corporate bonds selected for purchase must be rated Baa1 by Moody’s or BBB+ by Standard and Poor’s or higher. No more than 5% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years. There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2019 and 2018, the Plan’s equity securities included 55,300 shares of Wesbanco common stock with a fair market value of $2.1 million and $2.0 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target
	Allocation	December 31,
	for 2019	2019	2018
Asset Category:
Equity securities	55-75%	65%	62%
Debt securities	25-55%	31%	35%
Cash and cash equivalents	0-5%	4%	3%
Total		100%	100%

The fair values of Wesbanco’s pension plan assets at December 31, 2019 and 2018, by asset category are as follows:

		December 31, 2019
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$47,699	$47,699	$—	$—
Equity securities	75,807	75,807	—	—
Corporate debt securities	16,122	—	16,122	—
Municipal obligations	3,313	—	3,313	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	26,320	—	26,320	—
Total defined benefit pension plan assets (1)	$169,261	$123,506	$45,755	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $167.9 million.

		December 31, 2018
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$39,021	$39,021	$-	$-
Equity securities	60,127	60,127	-	-
Corporate debt securities	16,980	-	16,980	-
Municipal obligations	2,930	-	2,930	-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	22,050	-	22,050	-
Total defined benefit pension plan assets (1)	$141,108	$99,148	$41,960	$-

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $141.4 million.

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

Cash Flows— Wesbanco has no required minimum contribution to the Plan for 2020 and as of December 31, 2019. Wesbanco contributed $3.0 million, $2.5 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table presents estimated benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2020	$5,644
2021	5,940
2022	6,287
2023	6,679
2024	7,039
2025 to 2029	40,102

FFKT Postretirement Medical Benefit Plan— Wesbanco assumed FFKT’s postretirement medical benefit plan upon acquisition, which had a liability totaling $15.0 million at the acquisition date. The plan covers FFKT employees who were hired before January 1, 2016 and meet certain age and length of full-time service requirements. The plan was modified in August 2018, which reduced the number of eligible employees. The modification resulted in a $5.5 million unrealized gain, which was recorded in accumulated other comprehensive income, net of tax, and will be recognized over the life of the plan participants estimated to be approximately 17 years. Benefits provided under this plan are unfunded, and payments to the plan participants are made by Wesbanco.

The benefit obligation and funded status of the plan are as follows:

	December 31,
(dollars in thousands)	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at acquisition	$11,514	$9,518
Interest cost	460	138
Plan amendment	-	2,135
Actuarial loss (gain)	1,304	(151)
Participant contributions	392	73
Benefits paid	(1,038)	(199)
Projected benefit obligation at end of year	$12,632	$11,514
Amounts recognized in the statement of financial position:
Funded status	$(12,632)	$(11,514)
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$(12,632)	$(11,514)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net loss (gain)	$1,153	$(151)
Prior service cost	(3,016)	(3,240)
Net amounts recognized in accumulated other comprehensive income (before tax)	$(1,863)	$(3,391)
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.35%	4.09%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$460	$138
Amortization of prior service cost	(224)	(121)
Net periodic pension cost	$236	$17
Other changes in plan benefit obligations recognized in other comprehensive income:
Prior service cost for period	$-	$2,135
Net (gain) loss for the period	1,304	(151)
Amortization of prior service cost	224	121
Total recognized in other comprehensive income	$1,528	$2,105
Total recognized in net periodic pension cost and other comprehensive income	$1,764	$2,122
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	2.96%	4.05%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for the five years thereafter (in thousands):

Year	Amount
2020	$508
2021	538
2022	564
2023	574
2024	598
2025 to 2029	3,161

Employee Stock Ownership and 401(k) Plan (“KSOP”) — Wesbanco sponsors a KSOP plan consisting of a non-contributory leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, Wesbanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the past three years, Wesbanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. No ESOP contribution has been made for any of the past three years.

As of December 31, 2019, the KSOP held 428,952 shares of Wesbanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Total expense for the KSOP was $4.4 million, $3.7 million and $3.3 million in 2019, 2018 and 2017, respectively. Wesbanco had 343,107 and 384,770 shares registered on Form S-8 remaining for future issuance under the KSOP plan at December 31, 2019 and 2018, respectively.

Incentive Bonus, Option and Restricted Stock Plan— The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus and a Long-Term Incentive, which included a Total Shareholder Return Plan, a Stock Option component, and a Restricted Stock component for certain key officers of the Company. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned, through the attainment of certain performance goals for a time-based vesting requirements. Performance goals or service vesting requirements are established by Wesbanco’s Compensation Committee. On April 20, 2017, Wesbanco registered an additional 1,000,000 shares of Wesbanco common stock for issuance under the Incentive Plan. Wesbanco had 408,466 and 694,775 shares registered on Form S-8 remaining for future issuance under equity compensation plans at December 31, 2019 and 2018, respectively.

Annual Bonus

Compensation expense for key officers for the Annual Bonus was $2.1 million, $2.0 million and $1.8 million for 2019, 2018, and 2017, respectively.

Stock Options

On May 15, 2019, Wesbanco granted 129,850 stock options to selected participants, including certain named executive officers at an exercise price of $38.93 per share. The options granted in 2019 are service-based and vest in two equal installments on December 31, 2019 and December 31, 2020, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.9 million, $0.6 million and $0.5 million for 2019, 2018 and 2017, respectively. At December 31, 2019, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.4 million with an expense recognition period of one year remaining. The maximum term of options granted under Wesbanco’s stock option plan is ten years from the original grant date; however, options granted in 2019 had a term of seven years.

The total intrinsic value of options exercised was $0.1 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively. The cash received and related tax benefit realized from stock options exercised was $0.2 million and $30 thousand in 2019 and was $1.8 million and $0.2 million in 2018. Shares issued in connection with options exercised are issued from treasury shares acquired under Wesbanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Years Ended December 31,
	2019	2018	2017
Weighted-average life	5.6 years	5.2 years	5.2 years
Risk-free interest rate	2.18%	2.95%	1.91%
Dividend yield	2.80%	2.54%	2.67%
Volatility factor	21.97%	21.27%	21.47%
Fair value of the grants	$6.36	$8.54	$6.02

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the Year Ended December 31, 2019
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	393,625	$37.15
Granted during the year	129,850	38.93
Assumed in acquisition	220,615	21.99
Exercised during the year	(7,375)	21.31
Forfeited or expired during the year	(3,275)	38.82
Outstanding at end of the year	733,440	$33.06
Exercisable at year end	668,640	$32.49

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year-end was $4.2 million and $4.2 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2019:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2010	9,274	$9.09	9,274	$9.09	0.08
2011	8,296	9.97	8,296	$9.97	1.08
2012	29,622	10.20 to 20.02	29,622	$10.70	2.25
2013	42,608	15.35 to 25.00	42,608	$19.80	1.98
2014	59,681	21.37 to 28.79	59,681	$25.36	2.67
2015	84,126	18.33 to 31.58	84,126	$26.04	3.65
2016	96,597	22.63 to 32.37	96,597	$28.84	4.40
2017	106,175	38.88	106,175	$38.88	4.35
2018	167,461	36.97 to 45.65	167,461	$43.32	6.20
2019	64,800	38.93	129,600	$38.93	6.38
Total	668,640	$ 9.09 to $45.65	733,440	$33.06	4.59

Restricted Stock

During 2019, Wesbanco granted 145,447 shares of service-based restricted stock to certain officers and directors. Of these shares, 106,545 cliff vest 36 months from the date of grant and 38,902 shares cliff vest 24 months from the date of grant. The weighted average fair value of the restricted stock granted was $38.46 per share. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on 110,449 restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends in cash to participants. Dividends are not accrued on the other 34,998 shares until the restricted stock vests. Voting rights accrue from date of issuance on 110,449 shares granted, while voting rights do not accrue until vested on 34,998 shares granted.

Wesbanco also granted 16,056 shares of performance-based restricted stock to select officers. These shares have a three-year performance period, beginning January 1, 2020, based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of financial institutions with total assets between approximately $12.1 billion and $27.5 billion. Earned performance-based restricted shares are subject to additional service-based vesting with 50% vesting on May 16, 2023 after the completion of the three-year performance period and the final 50% vesting on May 16, 2024. For the 2017 performance-based restricted stock, the first year reporting period of 2018 achieved 100% of the performance goal. The Compensation Committee approved the goal achievement in 2019, thus Wesbanco issued 3,000 shares to the select officers, but these shares will not vest until May 16, 2021 and May 16, 2022.

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

Compensation expense relating to all restricted stock was $4.2 million, $3.0 million and $2.1 million in 2019, 2018 and 2017, respectively. At December 31, 2019, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $7.6 million with a weighted average expense recognition period of 1.4 years remaining.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the Year Ended December 31, 2019	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2019	263,457	$40.21
Granted during the year	161,503	38.51
Vested during the year	(75,646)	34.13
Forfeited or expired during the year	(5,123)	35.33
Dividend reinvestment	8,059	37.82
Non-vested at end of the year	352,250	$40.75

Total Shareholder Return Plan

On November 18, 2015, Wesbanco’s Compensation Committee adopted Administrative Rules for a Total Shareholder Return Plan (“TSRP”). The TSRP measures the TSR on Wesbanco common stock over a three-year measurement period relative to the return of an established peer group of publicly traded companies over the same performance period. The award is determined at the end of the three-year period if the TSR of Wesbanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of Wesbanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments. Voting rights accrue at such time as well. Wesbanco granted 12,000 TSRP shares in 2019 for the performance period beginning January 1, 2019 and ending December 31, 2021 to certain executive officers. The fair value of the market-based awards is based on a Monte-Carlo Simulation valuation of our common stock and our peers’ common stock as of the grant date.

Based on the calculation of shareholder return over the measurement period beginning January 1, 2017 and ending December 31, 2019, Wesbanco stock performance did not equal or exceed the 50th percentile when compared to peer calculations of shareholder return. Therefore, none of the 12,000 shares granted in 2017 will vest.

Compensation expense relating to the TSR plans was $0.4 million, $0.5 million, and $0.2 million in 2019, 2018 and 2017, respectively. The grant date fair value of the 2019 TSR award was $45.89 per share. At December 31, 2019, the total unrecognized compensation expense related to non-vested TSR awards totaled $0.6 million with a weighted average expense recognition period of 2.5 years remaining.

NOTE 14. REVENUE RECOGNITION

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

Payment processing fees: Payment processing fees are fees earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name “FirstNet”. The fees are derived from both the individual consumer banking transactions and from businesses or service providers through monthly billing for total transactions occurring. These fees are earned at the time the transaction or customer activity occurs. The fees are debited from the customers’ deposit accounts or charged directly to the business or service provider.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the year ended December 31, 2019:

		For the Years Ended December 31,
(in thousands)	Point of Revenue Recognition	2019	2018
Revenue Streams
Trust fees
Trust account fees	Over time	$18,059	$15,833
WesMark fees	Over time	8,520	8,790
Total trust fees		26,579	24,623
Service charges on deposits
Commercial banking fees	Over time	2,033	1,733
Personal service charges	At a point in time & over time	24,941	21,937
Total service charges on deposits		26,974	23,670
Net securities brokerage revenue
Annuity commissions	At a point in time	4,829	5,178
Equity and debt security trades	At a point in time	434	429
Managed money	Over time	738	647
Trail commissions	Over time	989	932
Total net securities brokerage revenue		6,990	7,186

Payment processing fees (1)	At a point in time & over time	3,002	1,028
Electronic banking fees	At a point in time	22,634	23,300
Mortgage banking income	At a point in time	8,219	5,840
Net gain or loss on sale of other real estate owned	At a point in time	732	524

(1)	Payment processing fees are included in other non-interest income.

NOTE 15. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, consulting fees, ATM expenses, postage, supplies, legal fees, communications, other real estate owned and foreclosure expenses, and other expenses. Other operating expenses are presented below:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Franchise and other miscellaneous taxes	$12,813	$9,847	$8,423
Consulting, regulatory and advisory fees	8,993	6,976	6,857
ATM and electronic banking interchange expenses	6,931	5,718	4,510
Postage and courier expenses	5,334	4,143	3,879
Supplies	4,499	3,180	3,033
Legal fees	3,054	2,778	2,781
Communications	3,720	2,569	2,487
Other real estate owned and foreclosure expenses	397	831	1,097
Other	16,915	14,679	12,263
Total other operating expenses	$62,656	$50,721	$45,330

NOTE 16. INCOME TAXES

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced Wesbanco’s corporate federal rate from 35% to 21% effective January 1, 2018. As a result, Wesbanco was required to re-measure deferred tax assets and liabilities using the enacted rate at which Wesbanco expected them to be recovered or settled. The effect of this re-measurement was recorded to income tax expense in the year the tax law was enacted. Wesbanco recorded a provisional amount of $12.8 million at December 31, 2017 related to the re-measurement of deferred tax balances. Upon final analysis of available information and refinement of the calculation during 2018, Wesbanco increased the provisional amount by $0.1 million, which is included as a component of income tax expense from continuing operations. Wesbanco considered the Act’s re-measurement of deferred taxes to be complete in 2018.

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
Tax reform remeasurement	0.0%	0.0%	8.6%
Net tax-exempt interest income on securities and loans of state and political subdivisions	(3.3%)	(3.2%)	(6.0%)
State income taxes, net of federal tax effect	1.7%	1.7%	1.3%
Bank-owned life insurance	(0.6%)	(0.8%)	(1.1%)
General business credits	(2.2%)	(1.6%)	(1.7%)
All other—net	1.2%	0.9%	0.2%
Effective tax rate	17.8%	18.0%	36.3%

The provision for income taxes applicable to income before taxes consists of the following:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$22,540	$20,707	$24,634
State	3,977	3,542	2,061
Deferred:
Tax reform remeasurement	—	—	12,765
Federal	7,736	6,864	13,329
State	88	299	1,018
Total	$34,341	$31,412	$53,807

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

(in thousands)	2019	2018	2017
Securities and defined benefit pension plan unrecognized items	$11,570	$(1,250)	$345

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2019	2018	2017
Deferred tax assets:
Allowance for loan losses	$12,788	$11,207	$10,389
Compensation and benefits	7,144	5,851	2,536
Security gains	3,031	3,707	821
Purchase accounting adjustments	—	—	1,565
Non-accrual interest income	1,297	1,388	1,389
Tax credit carryforwards	149	—	5,204
Net operating loss carryforwards	6,923	4,854	6,062
Fair value adjustments on securities available-for-sale	—	6,345	3,962
Lease accrual	13,787	—	—
Other	2,314	2,125	1,118
Gross deferred tax assets	47,433	35,477	33,046
Deferred tax liabilities:
Depreciation and amortization	(4,014)	(1,020)	(1,883)
Accretion on securities	(339)	(461)	(266)
Deferred fees and costs	(2,388)	(1,641)	(2,989)
Purchase accounting adjustments	(2,787)	(1,003)	—
Fair value adjustments on securities available-for-sale	(5,749)	—	—
Partnership adjustments	(521)	(680)	(674)
Lease - right of use assets	(13,064)
Other	(40)	(367)	(120)
Gross deferred tax liabilities	(28,902)	(5,172)	(5,932)
Net deferred tax assets	$18,531	$30,305	$27,114

No valuation allowance was established for any deferred tax assets, since management believes that deferred tax assets are likely to be realized through future reversals of existing taxable temporary differences and future taxable income.

As a result of the acquisition of YCB in 2016 and OLBK in 2019, Wesbanco has federal net operating loss (“NOL”) carryforwards of $32.0 million, which expire beginning in 2030 and 2036; respectively. Wesbanco has Indiana NOL carryforwards of $3.9 million, which expire in 2035, and Maryland NOL carryforwards of $18.0 million, which begin expiring in 2035.  The use of the federal NOL and other carryforwards are limited by Internal Revenue Code Section 382, but they are expected to be utilized before their respective expiration dates. State tax NOL carryforwards are likewise expected to the utilized.

As a result of the previous acquisitions of YCB, ESB, Fidelity, Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at both December 31, 2019 and 2018 included $45.9 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $10.8 million for both 2019 and 2018. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it would be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $1.0 million, $(0.2) million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Wesbanco had $0.4 million and $0.5 million of unrecognized tax benefits and interest as of December 31, 2019 and 2018, respectively. As of December 31, 2019, $0.5 million of these tax benefits would affect the effective tax rate if recognized. At December 31, 2019 and December 31, 2018, accrued interest related to uncertain tax positions was immaterial. Wesbanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Wesbanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. Wesbanco and its prior acquired companies are no longer subject to any income tax examinations for years prior to 2016.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Balance at beginning of year	$465	$467	$436
Additions based on tax positions related to the current year	58	68	101
Reductions for tax positions of prior years	—	—	—
Reductions due to the statute of limitations	(89)	(70)	(70)
Settlements	—	—	—
Balance at end of year	$434	$465	$467

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Investment securities: The fair value of investment securities which are measured on a recurring basis are determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities using market observable inputs and pricing techniques. These securities are classified within level 1 or 2 in the fair value hierarchy. Positions that are not traded in active markets for which valuations are generated using assumptions not observable in the market or management’s best estimate are classified within level 3 of the fair value hierarchy. This includes certain specific municipal debt issues for which the credit quality and discount rate must be estimated.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2019 and December 31, 2018:

		December 31, 2019
		Fair Value Measurements Using:
(in thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$12,343	$12,343	$—	$—
Available-for-sale debt securities:
U.S. Treasury	32,836	—	32,836	—
U.S. Government sponsored entities and agencies	159,628	—	159,628	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,815,987	—	1,815,987	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	190,409	—	190,409	—
Obligations of state and political subdivisions	145,609	—	144,004	1,605
Corporate debt securities	49,089	—	49,089	—
Total available-for-sale debt securities	$2,393,558	$—	$2,391,953	$1,605
Loans held for sale	43,013	—	43,013	—
Other assets—interest rate derivatives agreements	14,585	—	14,585	—
Total assets recurring fair value measurements	$2,463,499	$12,343	$2,449,551	$1,605
Other liabilities—interest rate derivatives agreements	16,117	—	16,117	—
Total liabilities recurring fair value measurements	$16,117	$—	$16,117	$—
Nonrecurring fair value measurements
Impaired loans	$2,362	$—	$—	$2,362
Other real estate owned and repossessed assets	4,178	—	—	4,178
Total nonrecurring fair value measurements	$6,540	$—	$—	$6,540

	December 31, 2018
	Fair Value Measurements Using:
(in thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$11,737	$11,737	$-	$-
Available-for-sale debt securities:
'U.S. Treasury	19,878	-	19,878	-
U.S. Government sponsored entities and agencies	141,652	-	141,652	-
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,561,255	-	1,561,255	-
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	168,972	-	168,972	-
Obligations of state and political subdivisions	185,114	-	183,611	1,503
Corporate debt securities	37,258	-	37,258	-
Total available-for-sale debt securities	$2,114,129	$-	$2,112,626	$1,503
Loans held for sale	8,994	-	8,994	-
Other assets—interest rate derivatives agreements	4,650	-	4,650	-
Total assets recurring fair value measurements	$2,139,510	$11,737	$2,126,270	$1,503
Other liabilities—interest rate derivatives agreements	5,081	-	5,081	-
Total liabilities recurring fair value measurements	$5,081	$-	$5,081	$-
Nonrecurring fair value measurements
Impaired loans	$-	$-	$-	$-
Other real estate owned and repossessed assets	7,265	-	-	7,265
Total nonrecurring fair value measurements	$7,265	$-	$-	$7,265

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between levels 1, 2, or 3 for the years ended December 31, 2019 and 2018.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2019:
Impaired loans	$2,362	Appraisal of collateral (1)	Appraisal adjustments (2)	(29.8%)/(29.8%)
			Liquidation expenses (2)	(5.3%)/(5.3%)
Other real estate owned and repossessed assets	4,178	Appraisal of collateral (1)(3)

December 31, 2018:
Other real estate owned and repossessed assets	7,265	Appraisal of collateral (1)(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at December 31, 2019
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$234,796	$234,796	$234,796	$—	$—
Equity securities	12,343	12,343	12,343	—	—
Available-for-sale debt securities	2,393,558	2,393,558	—	2,391,953	1,605
Held-to-maturity debt securities	851,753	874,523	—	873,995	528
Net loans	10,215,556	10,297,989	—	—	10,297,989
Loans held for sale	43,013	43,013	—	43,013	—
Other assets—interest rate derivatives	14,585	14,585	—	14,585	—
Accrued interest receivable	43,648	43,648	43,648	—	—

Financial Liabilities
Deposits	11,004,006	10,989,818	8,948,086	2,041,732	—
Federal Home Loan Bank borrowings	1,415,615	1,420,302	—	1,420,302	—
Other borrowings	282,362	282,691	279,345	3,346	—
Subordinated debt and junior subordinated debt	199,869	188,349	—	188,349	—
Other liabilities—interest rate derivatives	16,117	16,117	—	16,117	—
Accrued interest payable	8,077	8,077	8,077	—	—

			Fair Value Measurements at December 31, 2018
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$169,186	$169,186	$169,186	$—	$—
Equity securities	11,737	11,737	11,737	—	—
Available-for-sale debt securities	2,114,129	2,114,129	—	2,112,626	1,503
Held-to-maturity debt securities	1,020,934	1,020,743	—	1,020,195	548
Net loans	7,607,333	7,422,825	—	—	7,422,825
Loans held for sale	8,994	8,994	—	8,994	—
Other assets—interest rate derivatives	4,650	4,650	—	4,650	—
Accrued interest receivable	38,853	38,853	38,853	—	—

Financial Liabilities
Deposits	8,831,633	8,836,390	7,376,023	1,460,367	—
Federal Home Loan Bank borrowings	1,054,174	1,051,401	—	1,051,401	—
Other borrowings	290,522	290,854	288,918	1,936	—
Subordinated debt and junior subordinated debt	189,842	174,448	—	174,448	—
Other liabilities—interest rate derivatives	5,081	5,081	—	5,081	—
Accrued interest payable	4,627	4,627	4,627	—	—

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

NOTE 18. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for- Sale	Unrealized Gains on Debt Securities Transferred from Available-for- Sale to Held-to- Maturity	Total
Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)
Other comprehensive income/(loss) before reclassifications	(3,239)	40,341	—	37,102
Amounts reclassified from accumulated other comprehensive income/(loss)	2,313	(175)	(168)	1,970
Period change	(926)	40,166	(168)	39,072
Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201

Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)
Other comprehensive income/(loss) before reclassifications	(4,277)	(7,220)	—	(11,497)
Acquired FFKT post-retirement medical benefit plan	4,235	—	—	4,235
Amounts reclassified from accumulated other comprehensive income/(loss)	2,126	11	(188)	1,949
Period change	2,084	(7,209)	(188)	(5,313)
Adoption of Accounting Standard ASU 2016-01 (2)	-	(1,063)	-	(1,063)
Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)

Balance at December 31, 2016	$(17,758)	$(9,890)	$522	$(27,126)

Other comprehensive income/(loss) before reclassifications	239	(985)	—	(746)
Amounts reclassified from accumulated other comprehensive income/(loss)	2,194	(27)	(209)	1,958
Period change	2,433	(1,012)	(209)	1,212
Adoption of accounting standard ASU 2018-02	(3,301)	(2,348)	68	(5,581)
Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23% in 2019 and 2018 and 37% for 2017.
(2)	See Note 1, Summary of Significant Policies for additional information about Wesbanco’s adoption of ASU 2016-01.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2019	2018	2017
Securities available-for-sale (1):
Net securities (gains) losses reclassified into earnings	$(227)	$15	$(42)	Net securities gains (Non-interest income)
Related income tax expense (benefit)	52	(4)	15	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	(175)	11	(27)
Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(222)	(244)	(326)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	54	56	117	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	(168)	(188)	(209)
Defined benefit plans (2):
Amortization of net loss and prior service costs	3,042	2,948	3,247	Employee benefits (Non-interest expense)
Related income tax benefit	(729)	(822)	(1,053)	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	2,313	2,126	2,194
Total reclassifications for the period	$1,970	$1,949	$1,958

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 13, “Employee Benefit Plans” for additional detail.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments— In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $0.9 million and $0.7 million as of December 31, 2019 and 2018, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both December 31, 2019 and 2018.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2019	2018
Lines of credit	$2,469,676	$1,894,030
Loans approved but not closed	504,623	258,778
Overdraft limits	149,519	153,572
Letters of credit	57,205	42,841
Contingent obligations and other guarantees	81,551	61,509

Contingent Liabilities— Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 20. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

Wesbanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of Wesbanco Bank, is a Certified Development Entity (“CDE”) with $125.0 million of New Markets Tax Credits (“NMTC”) of which $85.0 million had been invested in WBCDC at December 31, 2019. The remaining $40.0 million of NMTC, which had not been invested as of December 31, 2019, consists of $15 million  and $25 million awarded to WBCDC in 2018 and 2019, respectively. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. As of December 31, 2019, Wesbanco has received $24.7 million in tax credits over the seven-year credit allowance periods for its $85.0 million NMTC authority invested in WBCDC. Wesbanco is eligible to receive an additional $8.5 million in tax credits with respect to aggregate QEI amounts invested with a remaining seven-year credit allowance period. In addition, Wesbanco will be eligible to receive $15.6 million in tax credits over a seven-year credit allowance period for the $40.0 million NMTC authority awarded in 2018 and 2019 that has yet to be invested.

Wesbanco Bank recognized $1.6 million, $0.7 million and $1.0 million in NMTC in its income tax provision for the years ended December 31, 2019, 2018 and 2017, respectively. These tax credits are subject to certain general business tax credit limitations and are therefore limited in deductibility on Wesbanco’s federal income tax return. As of December 31, 2019, no prior NMTC has been carried forward to future tax years.

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

At December 31, 2019, 2018 and 2017, none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future. Approximately half of the tax credits are no longer subject to recapture.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2019, and the results of its operations and cash flows for the year ended December 31, 2019:

BALANCE SHEET

(in thousands)	December 31, 2019
Assets
Cash and due from banks	$61,329
Loans, net of allowance for loan losses of $298	36,666
Investments	1,693
Other assets	26
Total Assets	$99,714
Liabilities	$319
Shareholder Equity	99,395
Total Liabilities and Shareholder Equity	$99,714

STATEMENT OF INCOME

(in thousands)	For the Year Ended December 31, 2019
Interest income
Loans	$1,127
Other	25
Total interest income	1,152
Provision for loan losses	37
Net interest income after provision for loan losses	1,115
Gain on investments	252
Non-interest expense	235
Income before provision for income taxes	1,132
Provision for income taxes	260
Net income	$872

STATEMENT OF CASH FLOWS

(in thousands)	For the Year Ended December 31, 2019
Operating Activities
Net income	$872
Provision for loan losses	37
Gain on investments	(252)
Net change in other assets	49
Net change in other liabilities	113
Net cash provided by operating activities	819
Investing Activities
Increase in loans	(7,201)
Net cash used in investing activities	(7,201)
Financing Activities
Qualified equity investment by parent company	25,000
Net cash provided by financing activities	25,000
Net increase in cash and cash equivalents	18,618
Cash and cash equivalents at beginning of year	42,711
Cash and cash equivalents at end of year	$61,329

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of Wesbanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $8.9 million, $10.6 million and $16.7 million as of December 31, 2019, 2018, and 2017, respectively. During 2019, $11.1 million in related party loans were funded and $12.8 million were repaid or no longer related. At December 31, 2019, 2018 and 2017, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 22. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, Wesbanco. Wesbanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Division of Financial Institutions. Wesbanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, Wesbanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by Wesbanco Bank to Wesbanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2019, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $166.9 million from Wesbanco Bank.

Wesbanco and Wesbanco Bank are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The average required reserve balance was $0.5 million and $2.3 million during 2019 and 2018, respectively.

Additionally, Wesbanco and Wesbanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on Wesbanco’s financial results.

All bank holding companies and banking subsidiaries are required to have common equity Tier 1 (“CET1”) of at least 4.5%, core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation. The regulations also define “well-capitalized” levels of CET1, Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6.5%, 8%, 10%, and 5%, respectively. Wesbanco and Wesbanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2019 and 2018. There are no conditions or events since December 31, 2019 that management believes have changed Wesbanco’s “well-capitalized” category.

The Basel III capital standards, effective January 1, 2015 with a phase-in period ending January 1, 2019, establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities as tier 1 capital issued before May 19, 2010 for bank holding companies under $15 billion, and increases the capital required for certain categories of assets. A capital conservation buffer is also added to minimum capital standards that is required to be met to avoid restrictions on dividends, share repurchases, certain incentives and other restrictions.

Wesbanco currently has $138.2 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $136.5 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, and are considered Tier 2 capital in accordance with current regulatory reporting requirements.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank:

			December 31, 2019			December 31, 2018
(dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,441,738	11.30%	$510,306	$1,258,605	10.74%	$468,824
Common equity Tier 1	4.50%	6.50%	1,441,738	12.89%	503,486	1,096,105	13.14%	375,254
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,441,738	12.89%	671,314	1,258,605	15.09%	500,338
Total capital to risk-weighted assets	8.00%	10.00%	1,691,764	15.12%	895,086	1,333,503	15.99%	667,118
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,419,968	11.12%	$510,591	$1,108,600	9.48%	$467,939
Common equity Tier 1	4.50%	6.50%	1,419,968	12.74%	501,713	1,108,600	13.30%	375,117
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,419,968	12.74%	668,951	1,108,600	13.30%	500,156
Total capital to risk-weighted assets	8.00%	10.00%	1,498,494	13.44%	891,935	1,183,498	14.20%	666,874

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

NOTE 23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2019	2018
ASSETS
Cash and due from banks	$170,854	$121,857
Investment in subsidiaries—Bank	2,572,915	1,991,452
Investment in subsidiaries—Nonbank	9,170	12,322
Securities available-for-sale, at fair value	225	1,212
Other assets	38,393	33,159
Total Assets	$2,791,557	$2,160,002
LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$174,660	$164,356
Dividends payable and other liabilities	22,976	16,819
Total Liabilities	197,636	181,175
SHAREHOLDERS’ EQUITY	2,593,921	1,978,827
Total Liabilities and Shareholders’ Equity	$2,791,557	$2,160,002

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2019	2018	2017
Dividends from subsidiaries—Bank	$102,000	$86,000	$72,000
Dividends from subsidiaries—Nonbank	4,471	486	2,520
Income from securities	15	24	73
Other income	1,433	900	203
Total income	107,919	87,410	74,796
Interest expense	7,660	7,551	6,032
Other expense	8,807	7,940	4,004
Total expense	16,467	15,491	10,036
Income before income tax benefit and undistributed net income of subsidiaries	91,452	71,919	64,760
Income tax benefit	(3,207)	(3,739)	(4,726)
Income before undistributed net income of subsidiaries	94,659	75,658	69,486
Equity in undistributed net income of subsidiaries	64,214	67,454	24,996
NET INCOME	$158,873	$143,112	$94,482

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$158,873	$143,112	$94,482
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(64,214)	(67,454)	(24,996)
(Increase) decrease in other assets	(5,443)	(3,612)	566
Net securities (gains) losses	(19)	36	-
Other—net	6,898	4,988	2,848
Net cash provided by operating activities	96,095	77,070	72,900
INVESTING ACTIVITIES
Proceeds from sales—securities available-for-sale	1,007	1,511	-
Purchases of securities—securities available-for-sale	—	-	(200)
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	62,112	37,309	-
Net cash provided by (used in) investing activities	63,119	38,820	(200)
FINANCING ACTIVITIES
Repayment of junior subordinated debt	(33,506)	(17,519)	-
Issuance of common stock	72	1,578	1,040
Treasury shares purchased—net	(10,211)	(426)	-
Dividends paid to common and preferred shareholders	(66,572)	(53,577)	(44,864)
Net cash used in financing activities	(110,217)	(69,944)	(43,824)
Net increase in cash and cash equivalents	48,997	45,946	28,876
Cash and cash equivalents at beginning of year	121,857	75,911	47,035
Cash and cash equivalents at end of year	$170,854	$121,857	$75,911

NOTE 24. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: (i) Community Banking and (ii) Trust and Investment Services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $4.7 billion, $4.3 billion and $3.9 billion at December 31, 2019, 2018 and 2017, respectively. These assets are held by Wesbanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Year Ended December 31, 2019
Interest and dividend income	$484,253	$—	$484,253
Interest expense	84,349	—	84,349
Net interest income	399,904	—	399,904
Provision for credit losses	11,198	—	11,198
Net interest income after provision for credit losses	388,706	—	388,706
Non-interest income	90,137	26,579	116,716
Non-interest expense	295,747	16,461	312,208
Income before provision for income taxes	183,096	10,118	193,214
Provision for income taxes	32,216	2,125	34,341
Net income	$150,880	$7,993	$158,873
For the Year Ended December 31, 2018
Interest and dividend income	$414,957	$-	414,957
Interest expense	67,721	-	67,721
Net interest income	347,236	-	347,236
Provision for credit losses	7,764	-	7,764
Net interest income after provision for credit losses	339,472	-	339,472
Non-interest income	75,653	24,623	100,276
Non-interest expense	250,338	14,886	265,224
Income before provision for income taxes	164,787	9,737	174,524
Provision for income taxes	29,367	2,045	31,412
Net income	$135,420	$7,692	$143,112
For the Year Ended December 31, 2017
Interest and dividend income	$332,424	$-	332,424
Interest expense	42,129	-	42,129
Net interest income	290,295	-	290,295
Provision for credit losses	9,986	-	9,986
Net interest income after provision for credit losses	280,309	-	280,309
Non-interest income	66,100	22,740	88,840
Non-interest expense	207,441	13,419	220,860
Income before provision for income taxes	138,968	9,321	148,289
Provision for income taxes	50,079	3,728	53,807
Net income	$88,889	$5,593	$94,482

Total non-fiduciary assets of the trust and investment services segment were $4.2 million (including $2.6 million of trust customer intangibles), $4.6 million, and $1.5 million at December 31, 2019, 2018, and 2017, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

NOTE 25. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2019 and 2018.

	2019 Quarter Ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest and dividend income	$119,053	$119,543	$117,348	$128,309	$484,253
Interest expense	20,692	21,083	21,228	21,345	84,349
Net interest income	98,361	98,460	96,120	106,964	399,904
Provision for credit losses	2,507	2,747	4,121	1,824	11,198
Net interest income after provision for credit losses	95,854	95,713	91,999	105,140	388,706
Non-interest income	27,116	28,247	26,715	30,318	112,396
Net securities (losses) gains	657	2,909	235	520	4,320
Non-interest expense	74,432	71,952	73,268	92,556	312,208
Income before provision for income taxes	49,195	54,917	45,681	43,422	193,214
Provision for income taxes	8,858	10,103	8,334	7,046	34,341
Net income	$40,337	$44,814	$37,347	$36,376	$158,873
Earnings per common share—basic	$0.74	$0.82	$0.68	$0.60	$2.83
Earnings per common share—diluted	$0.74	$0.82	$0.68	$0.60	$2.83

	2018 Quarter Ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest and dividend income	$86,417	$98,888	$108,393	$121,387	$414,957
Interest expense	13,125	16,541	18,460	19,620	67,721
Net interest income	73,292	82,347	89,933	101,767	347,236
Provision for credit losses	2,168	1,708	1,035	2,854	7,764
Net interest income after provision for credit losses	71,124	80,639	88,898	98,913	339,472
Non-interest income	24,019	23,050	26,140	27,864	101,176
Net securities gains	(39)	358	84	(1,303)	(900)
Non-interest expense	54,571	63,543	76,120	70,990	265,224
Income before provision for income taxes	40,533	40,504	39,002	54,484	174,524
Provision for income taxes	7,004	7,335	6,516	10,556	31,412
Net income	$33,529	$33,169	$32,486	$43,928	$143,112
Earnings per common share—basic	$0.76	$0.71	$0.65	$0.80	$2.93
Earnings per common share—diluted	$0.76	$0.71	$0.64	$0.80	$2.92

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Wesbanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Wesbanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Wesbanco’s disclosure controls and procedures as of December 31, 2019, are effective in timely alerting them to material information relating to Wesbanco (including its consolidated subsidiaries) required to be included in Wesbanco’s periodic filings under the Exchange Act.

No changes in Wesbanco’s internal control over financial reporting have occurred during our fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Wesbanco’s internal control over financial reporting.

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

The information required by this Item 10 is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Election of Directors, Nominees, Continuing Directors, Executive Officers of the Corporation, Corporate Governance, Delinquent Section 16(a) Reports and Audit Committee and certain other sections.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2019.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	538,909	$36.00	408,466
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(3) EXHIBIT LISTING Exhibits listed in the Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Document	Location

2.1	Agreement and Plan of Merger dated November 13, 2017 by and between Wesbanco, Inc., Wesbanco Bank Inc., First Sentry Bancshares, Inc. and First Sentry Bank, Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 13, 2017.

2.2	First Amendment to Agreement and Plan of Merger dated January 30, 2018 and between Wesbanco, Inc., Wesbanco Bank Inc., First Sentry Bancshares, Inc. and First Sentry Bank, Inc.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2018.

2.3	Agreement and Plan of Merger dated April 20, 2018 between Wesbanco, Inc., Wesbanco Bank, Inc., Farmers Capital Bank Corporation and United Bank & Capital Trust Company.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 20, 2018.

2.4	Agreement and Plan of Merger dated July 23, 2019 between Wesbanco, Inc., Wesbanco Bank, Inc., Old Line Bancshares, Inc. and Old Line Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 23, 2019.

3.1	Bylaws of Wesbanco, Inc. (As Amended and Restated February 24, 2011).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 25, 2011.

3.2

Articles of Amendment to the Articles of Incorporation of Wesbanco, Inc., dated April 24, 2015, increasing authorized common shares from 50,000,000 to 100,000,000 and restated Articles of Incorporation.

*

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

Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.7	Description of Securities	*

10.1	Wesbanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010 and February 23, 2017. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 20, 2017.

10.2	Employment Agreement, dated November 30, 2001, by and between Wesbanco Bank, Inc., Wesbanco, Inc. and Brent E. Richmond. **	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

Exhibit Number	Document	Location
10.3	Employment Agreement dated June 30, 2001, by and between Wesbanco Bank, Inc., Robert H. Young and Wesbanco, Inc. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.4	Letter Agreement and Committed Line of Credit Note, dated September 5, 2014, between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 8, 2014.

10.5	Form of Amended and Restated Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Robert H. Young. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.6

Form of Amended and Restated Salary Continuation Agreement – With Change in Control Provision by and between Wesbanco Bank, Inc. and executive officers (along with their related 10 year benefit at age 65) as follows: Robert H. Young ($40,000) and Brent E. Richmond ($12,000). **

Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.7	Wesbanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.8	Form of Amended and Restated Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., Brent E. Richmond, Michael L. Perkins and Jayson M. Zatta. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.9	Form of Executive Compensation Amendment Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Robert H. Young. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.10	Form of Executive Compensation Amendment Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Robert H. Young. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.11	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.12	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.13	Form of Amended and Restated Employment Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc. and Jonathan D. Dargusch. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.14	Form of Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and executive officers: Jonathan D. Dargusch and Todd F. Clossin. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.15	Employment agreement, dated November 4, 2013, by and between Wesbanco Bank, Inc., Todd F. Clossin and Wesbanco Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

10.16	Restricted Stock Agreement by and between Wesbanco, Inc. and Todd F. Clossin. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

10.17	Wesbanco, Inc. KSOP, Amended and Restated, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.18	First Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.19	Second Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

Exhibit Number	Document	Location
10.20	Separation Agreement and Release and Waiver of Claims, dated October 29, 2014, by and among ESB Financial Corporation, ESB Bank, Charlotte A. Zuschlag, Wesbanco, Inc. and Wesbanco Bank, Inc. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.21	Employment Agreement, dated October 29, 2014, by and between Wesbanco Bank, Inc., Charlotte A. Zuschlag, and Wesbanco, Inc. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.22	Non-competition Agreement, dated October 29, 2014, by and between Wesbanco, Inc., Wesbanco Bank, Inc. and Charlotte A. Zuschlag .**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.23	Form of Employment Agreement by and between Wesbanco Bank, Inc., Wesbanco Inc., and executive officers (effective date): Jayson M. Zatta (effective March 1, 2015) **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2015.

10.24	Wesbanco, Inc. Administrative Rules for the Total Shareholder Return Plan. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 24, 2015.

10.25	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Total Shareholder Return Agreement. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2016.

10.26	Third Amendment to the Wesbanco, Inc. KSOP, effective September 9, 2016. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February, 27 2018.

10.27	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Performance Restricted Stock Agreement.**	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 31, 2017.

10.28	Form of Change in Control Agreement by Wesbanco Inc., Wesbanco Bank, Inc. and Ivan Burdine. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.29	Fourth Amendment to the Wesbanco, Inc. KSOP effective April 1, 2018. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2019.

10.30	Fifth Amendment to the Wesbanco, Inc. KSOP effective August 20, 2018. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2019.

10.31	Amendment to Loan Documents between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2019.

10.32	Amended and Restated Committed Line of Credit Note between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2019.

10.33	Employment agreement, dated July 23, 2019, by and between Wesbanco Bank, Inc, James W. Cornelsen and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 to Form S-4 filed by the Registrant with the Securities and Exchange Commission on August 23, 2019.

10.34	Sixth Amendment to the Wesbanco, Inc. KSOP effective January 1, 2020. **	*

10.35	Seventh Amendment to the Wesbanco, Inc. KSOP effective November 22, 2019. **	*

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 3, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

Exhibit Number	Document	Location

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	***

*	Filed herewith
**	Indicates management compensatory plan, contract, or arrangement
***	Filed electronically
(P)	Paper Filed

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2020.

WESBANCO, INC.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 28, 2020.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Robert H. Young
Robert H. Young
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Christopher V. Criss
Christopher V. Criss
Chairman of the Board

The Directors of Wesbanco (listed below) executed a power of attorney appointing Todd F. Clossin their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ Todd F. Clossin
Todd F. Clossin
Attorney-in-fact

Stephen J. Callen	Gary L. Libs
James W. Cornelsen	Jay T. McCamic
Michael J. Crawford	Ronald W. Owen
Abigail M. Feinknopf	Gregory S. Proctor, Jr.
Robert J. Fitzsimmons	Joseph R. Robinson
Denise Knouse-Snyder	Kerry M. Stemler
D. Bruce Knox	Reed J. Tanner
Lisa A. Knutson	Charlotte A Zuschlag