Form 10-Q
period 2020-03-31
WESBANCO INC
filed 2020-05-08
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 67,058,155 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(unaudited, in thousands, except shares)	2020	2019
ASSETS
Cash and due from banks, including interest bearing amounts of $410,734 and $51,891, respectively	$593,872	$234,796
Securities:
Equity securities, at fair value	11,230	12,343
Available-for-sale debt securities, at fair value	2,262,082	2,393,558
Held-to-maturity debt securities (fair values of $841,120 and $874,523, respectively)	814,414	851,753
Allowance for credit losses, held-to-maturity debt securities	(236)	—
Net held-to-maturity debt securities	814,178	851,753
Total securities	3,087,490	3,257,654
Loans held for sale	48,021	43,013
Portfolio loans, net of unearned income	10,349,596	10,267,985
Allowance for credit losses - loans	(114,272)	(52,429)
Net portfolio loans	10,235,324	10,215,556
Premises and equipment, net	258,200	261,014
Accrued interest receivable	43,960	43,648
Goodwill and other intangible assets, net	1,170,070	1,149,153
Bank-owned life insurance	301,270	299,516
Other assets	257,365	215,762
Total Assets	$15,995,572	$15,720,112
LIABILITIES
Deposits:
Non-interest bearing demand	$3,191,713	$3,178,270
Interest bearing demand	2,388,406	2,316,855
Money market	1,539,835	1,518,314
Savings deposits	1,984,057	1,934,647
Certificates of deposit	1,939,321	2,055,920
Total deposits	11,043,332	11,004,006
Federal Home Loan Bank borrowings	1,585,608	1,415,615
Other short-term borrowings	333,966	282,362
Subordinated debt and junior subordinated debt	192,008	199,869
Total borrowings	2,111,582	1,897,846
Accrued interest payable	7,667	8,077
Other liabilities	246,931	216,262
Total Liabilities	13,409,512	13,126,191
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2020 and 2019, respectively; 68,078,116 and 68,078,116 shares issued, respectively; 67,058,155 and 67,824,428 shares outstanding, respectively	141,827	141,827
Capital surplus	1,638,122	1,636,966
Retained earnings	800,064	824,694
Treasury stock (1,019,961 and 253,688 shares - at cost, respectively)	(33,714)	(9,463)
Accumulated other comprehensive income	41,141	1,201
Deferred benefits for directors	(1,380)	(1,304)
Total Shareholders' Equity	2,586,060	2,593,921
Total Liabilities and Shareholders' Equity	$15,995,572	$15,720,112

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$119,503	$95,502
Interest and dividends on securities:
Taxable	16,986	16,733
Tax-exempt	4,456	5,541
Total interest and dividends on securities	21,442	22,274
Other interest income	1,503	1,277
Total interest and dividend income	142,448	119,053
INTEREST EXPENSE
Interest bearing demand deposits	3,394	3,946
Money market deposits	2,352	1,899
Savings deposits	923	522
Certificates of deposit	4,054	3,903
Total interest expense on deposits	10,723	10,270
Federal Home Loan Bank borrowings	8,232	6,337
Other short-term borrowings	870	1,556
Subordinated debt and junior subordinated debt	2,461	2,529
Total interest expense	22,286	20,692
NET INTEREST INCOME	120,162	98,361
Provision for credit losses	29,821	2,507
Net interest income after provision for credit losses	90,341	95,854
NON-INTEREST INCOME
Trust fees	6,952	7,115
Service charges on deposits	6,617	6,549
Electronic banking fees	4,254	5,892
Net securities brokerage revenue	1,679	1,860
Bank-owned life insurance	1,769	1,319
Mortgage banking income	1,276	1,056
Net securities gains	1,491	657
Net gain on other real estate owned and other assets	169	136
Other income	3,802	3,189
Total non-interest income	28,009	27,773
NON-INTEREST EXPENSE
Salaries and wages	38,910	30,940
Employee benefits	10,373	9,989
Net occupancy	7,084	5,566
Equipment	6,039	4,833
Marketing	1,138	1,243
FDIC insurance	2,113	1,353
Amortization of intangible assets	3,374	2,514
Restructuring and merger-related expense	5,164	3,107
Other operating expenses	17,138	14,887
Total non-interest expense	91,333	74,432
Income before provision for income taxes	27,017	49,195
Provision for income taxes	3,621	8,858
NET INCOME	$23,396	$40,337
EARNINGS PER COMMON SHARE
Basic	$0.35	$0.74
Diluted	$0.35	$0.74
AVERAGE COMMON SHARES OUTSTANDING
Basic	67,486,550	54,598,499
Diluted	67,587,446	54,706,337
DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.31

COMPREHENSIVE INCOME	$63,336	$60,110

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020 and 2019
						Accumulated
	Common Stock					Other	Deferred
(unaudited, in thousands, except	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2019	67,824,428	$141,827	$1,636,966	$824,694	$(9,463)	$1,201	$(1,304)	$2,593,921
Net income	—	—	—	23,396	—	—	—	23,396
Other comprehensive income	—	—	—	—	—	39,940	—	39,940
Comprehensive income	—	—	—	—	—	—	—	63,336
Common dividends declared ($0.32 per share)	—	—	—	(21,435)	—	—	—	(21,435)
Adoption of accounting standard	—	—	—	(26,591)	—	—	—	(26,591)
Treasury shares acquired	(786,012)	—	—	—	(24,972)	—	—	(24,972)
Stock options exercised	19,739	—	(276)	—	721	—	—	445
Restricted stock granted	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	1,370	—	—	—	—	1,370
Deferred benefits for directors- net	—	—	62	—	—	—	(76)	(14)
March 31, 2020	67,058,155	$141,827	$1,638,122	$800,064	$(33,714)	$41,141	$(1,380)	$2,586,060

December 31, 2018	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827
Net income	—	—	—	40,337	—	—	—	40,337
Other comprehensive income	—	—	—	—	—	19,773	—	19,773
Comprehensive income	—	—	—	—	—	—	—	60,110
Common dividends declared ($0.31 per share)	—	—	—	(16,916)	—	—	—	(16,916)
Treasury shares acquired	(7)	—	—	—	—	—	—	—
Stock options exercised	1,000	—	(25)	—	45	—	—	20
Stock compensation expense	—	—	1,075	—	—	—	—	1,075
Deferred benefits for directors- net	—	—	10	—	—	—	13	23
March 31, 2019	54,599,127	$113,758	$1,167,761	$761,002	$(229)	$(18,098)	$(1,055)	$2,023,139

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2020	2019
NET CASH PROVIDED BY OPERATING ACTIVITIES	$32,884	$51,190
INVESTING ACTIVITIES
Net increase in loans held for investment	(131,110)	(5,287)
Available-for-sale debt securities:
Proceeds from sales	222,668	66,095
Proceeds from maturities, prepayments and calls	157,954	79,051
Purchases of securities	(197,153)	(85,096)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	48,093	20,067
Purchases of securities	(11,734)	(4,308)
Equity securities:
Proceeds from sales	50	590
Proceeds from bank owned life insurance	10	—
Purchases of premises and equipment – net	(2,925)	(2,181)
Sale of portfolio loans	28,262	—
Net cash provided by investing activities	114,115	68,931
FINANCING ACTIVITIES
Increase in deposits	42,892	85,238
Proceeds from Federal Home Loan Bank borrowings	475,000	100,000
Repayment of Federal Home Loan Bank borrowings	(305,070)	(122,463)
Increase in other short-term borrowings	59,104	11,025
Principal repayments of finance lease obligations	(104)	(99)
Decrease in federal funds purchased	(7,500)	—
Repayment of junior subordinated debt	(6,702)	(10,310)
Dividends paid to common shareholders	(21,016)	(15,824)
Treasury shares (purchased) sold - net	(24,527)	20
Net cash provided by financing activities	212,077	47,587
Net increase in cash, cash equivalents and restricted cash	359,076	167,708
Cash, cash equivalents and restricted cash at beginning of the period	234,796	169,186
Cash, cash equivalents and restricted cash at end of the period	$593,872	$336,894
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$26,074	$19,645
Income taxes paid	—	—
Transfers of loans to other real estate owned	28	402
Transfers of portfolio loans to loans held for sale	37,195	—
Transfer of held-to-maturity debt securities to available-for-sale debt securities	—	67,393
Right of use assets obtained in exchange for lease obligations	—	19,827

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of Wesbanco, Inc. and its consolidated subsidiaries (“Wesbanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.

Wesbanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Wesbanco’s financial position and results of operations for each of the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on Wesbanco’s net income and stockholders’ equity. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Loans and Loans Held for Sale — Loans originated by Wesbanco are reported at the principal amount outstanding, net of unearned income including credit valuation adjustments, unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case accrual of income is discontinued. Loans originated and intended for sale are carried, in aggregate, at the estimated market value as Wesbanco elected the fair value option on October 1, 2017.

Loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method. When a loan is paid off, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income.

Loans are generally placed on non-accrual when they are 90 days past due, unless the loan is well-secured and in the process of collection.  Loans may be returned to accrual status when a borrower has resumed paying principal and interest for a sustained period of at least six months and Wesbanco is reasonably assured of collecting the remaining contractual principal and interest.  Loans are returned to accrual status at an amount equal to the principal balance of the loan at the time of non-accrual status less any payments applied to principal during the non-accrual period.  Loans are reported as a troubled debt restructuring when Wesbanco for economic or legal reasons related to a borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.   Refer to the “Troubled Debt Restructuring” policy below for additional detail.

A loan is considered non-performing, based on current information and events, if it is probable that Wesbanco will be unable to collect the payments of principal and interest when due according to the contractual terms of the loan agreement.  Non-performing loans include all non-accrual loans and troubled debt restructurings. Wesbanco recognizes interest income on non-accrual loans on the cash basis only if recovery of principal is reasonably assured.

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

Troubled Debt Restructurings (“TDR”) — A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date, or the expected duration of the loan.  The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate below the prevailing market rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the prevailing market rate for new debt with similar risk, or reduction of the unpaid principal or interest.  Additionally, all consumer bankruptcies are considered TDR; all TDRs are considered nonperforming loans.

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

The restructuring of a loan does not increase the allowance or provision for credit losses unless the loan is extended or the loans are commercial loans that are individually evaluated for impairment, in which case a specific reserve is established pursuant to GAAP.  Portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer loans.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. On April 7, 2020, the joint federal regulatory agencies issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised),” which further discusses loan modifications related to COVID-19. Wesbanco has extended up to a 180 day delay in loan principal and/or interest payments for customers whom are affected by the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due prior to the pandemic, as well other requirements noted in the regulatory agencies’ revised statement. Based on the guidance noted above, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program.

Acquired Loans - Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses.  Acquired loans are classified into two categories –purchased financial instruments with more than insignificant credit deterioration (“PCD”) loans, and loans with insignificant credit deterioration (“non-PCD”). PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized in the current period provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.  Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

PCD loans are accounted for in accordance with Accounting Standards Codification (“ASC”) 326-20, Financial Instruments – Credit Losses – Measure at Amortized Cost, if, at acquisition, the loan or pool of loans has experienced more-than-insignificant credit deterioration since origination. At acquisition, Wesbanco considers several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration.  These factors include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, the materiality of the credit and loans that have been previously modified in a troubled debt restructuring.

Under the ASC 326-20, a group of loans with similar risk characteristics can be assessed to determine if the pool of loans is PCD. However, if a loan does not have similar risk characteristics as any other acquired loan, the loan is individually assessed to determine if it is PCD. In addition, the initial allowance related to acquired loans can be estimated for a pool of loans if the loans have similar risk characteristics. Even if the loans were individually assessed to determine if they were PCD, they can be grouped together in the initial allowance calculation if they share similar risk characteristics. Since Wesbanco uses the discounted cash flow (DCF) approach, the initial allowance calculation for PCD loans is calculated as the expected contractual cash shortfalls, discounted at the rate that equates the present value of estimated future cash flows expected to be collected with the purchase price of the loan(s). If a PCD loan has an unfunded commitment at acquisition, the initial allowance for credit losses calculation reflects only the expected credit losses associated with the funded portion of the PCD loan. Expected credit losses associated with the unfunded commitment are included in the initial measurement of the commitment.

For PCD loans, the non-credit discount or premium is allocated to individual loans as determined by the difference between the loan’s amortized cost basis and the unpaid principal balance. The non-credit premium or discount is recognized into interest income on a level yield basis over the remaining expected life of the loan. For non-PCD loans, the interest and credit discount or premium is allocated to individual loans as determined by the difference between the loan’s amortized cost basis and the unpaid principal balance. The premium or discount is recognized into interest income on a level yield basis over the remaining expected life of the loan.

Allowance for Credit Losses — The allowance for credit losses reduces the loan portfolio to the net amount expected to be collected and establishes an allowance for unfunded loan commitments.  The allowance for credit losses represents the lifetime expected losses for all loans and unfunded loan commitments at the initial recognition date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries.  Management evaluates the appropriateness of the allowance at least quarterly.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

The allowance for credit loss calculation (“CECL”) is based on the loan’s amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs), acquired premium (discount) less write-downs. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when a loan is placed on non-accrual. Wesbanco made an accounting policy election to reverse accrued interest deemed uncollectible as a reversal of interest income.

The allowance for credit losses reflects the risk of loss on the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the probability of default (“PD”) / loss given default (“LGD”) approach to calculate the expected loss for each segment, which is then discounted. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads.  Management relies on macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee (FOMC) forecast and other publicly available forecasts from well recognized, leading economists.  These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported.  The model reversion period ranges from one to three years.

The allowance for credit losses is calculated over the loan’s contractual life. For term loans, the contractual life is calculated based on the maturity date. For commercial and industrial (“C&I”) revolving loans with no stated maturity date, the contractual life is calculated based on the internal review date. For all other revolving loans, the contractual life is based on either the estimated maturity date or a default date. The contractual term does not include expected extension, renewals or modifications unless management has a reasonable expectation as of the reporting period that Wesbanco will execute a troubled debt restructuring (“TDR”) with the borrower. Management assumes a loan will become a TDR if a consumer loan has matured, has a principal balance, and has previously been partially charged-off. This assumption extends the maturity of these loans to the six months beyond maturity date.

The loan portfolio is segmented based on the risk profiles of the loans. Commercial loans are segmented between commercial real estate (“CRE”), which are collateralized by real estate and commercial & industrial (“C&I”), which are typically utilized for general business purposes. CRE is further segmented between land and construction (“LCD”) and improved property, which are generally loans to purchase or refinance owner-occupied and investment properties. LCD loans have a unique risk that the developer or builder may not complete the project or not complete it on time or within budget. Improved property loans are reviewed for risk based on the underlying real estate property such as rental income and current lease terms. Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a large number of individual borrowers. The group is segmented into three categories – residential real estate, HELOC and consumer.

Contractual terms must be adjusted for prepayments to arrive at expected cash flows. Wesbanco models term loans with a “prepayment” rate, annualized to one year. When Wesbanco has a specific expectation of differing payment behavior for a given loan, the loan may be evaluated individually. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the cash flow.

The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies, the volatility of historical loss rates and the velocity of changes in historical loss rates pertaining to the allowance for credit losses.  Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the model’s quantitative results to reflect the impact these factors may have on probable losses in the portfolio.

Commercial loans, include commercial real estate (“CRE”) and C&I, greater than $1 million that are reported as non-accrual, a troubled debt restructuring or that have unique characteristics are tested individually for estimated credit losses.  Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

Management may also adjust its assumptions to account for differences between expected and actual losses from period to period.  The variability of management’s assumptions could alter the level of the allowance for credit losses and may have a material impact on future results of operations and financial condition.  The loss estimation models and methods used to determine the allowance for credit losses are continually refined and enhanced.

Recent accounting pronouncements – The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) as noted below.

ASU 2020-04 Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. Due to the potential discontinuance of the London Interbank Offered Rate (LIBOR), regulators have undertaken reference rate initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU also provides option expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022. Wesbanco is currently assessing the impact of ASU 2018-15 on Wesbanco’s Consolidated Financial Statements.

ASU 2018-15 Intangibles – Goodwill and Other- Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU specifically aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract.  The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. For Wesbanco, this update was effective January 1, 2020. The adoption of this pronouncement did not have a material impact on Wesbanco’s Consolidated Financial Statements.

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

ASU 2018-13 Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion of entities.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. For Wesbanco, this update was effective January 1, 2020. The adoption of this pronouncement did not have a material impact on Wesbanco’s Consolidated Financial Statements.

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which require entities to use a new forward-looking “expected loss” model also referred to as the current expected credit loss model (“CECL”) on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses.  For available-for-sale debt securities with unrealized losses, entities measure credit losses in a manner similarly to current procedures, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments” and in May 2019 the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for Wesbanco was effective January 1, 2020.  In December 2018, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ adoption of the CECL methodology. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In response to the COVID-19 pandemic, the joint federal bank regulatory agencies issued an optional extension of the regulatory capital transition, which allows for a two-year delay and then a three-year transition period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021, (collectively, the “CECL regulatory capital transition adjustment”). Wesbanco has elected to defer the impact of CECL for two years and then will phase in the impact of the adoption of this standard on the company’s regulatory capital to over the subsequent three-year period.

Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified in a troubled debt restructuring (“TDR”). Upon adoption of this standard, acquired loans from prior acquisitions that meet the guidelines under ASC 310-30 (formerly known as “purchased credit impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit impaired”) from prior acquisitions continues to accrete through interest income over the life of such loans.

Wesbanco formed a cross-functional team in 2016 to oversee the implementation of CECL. The team was responsible for completing an initial data gap assessment, determining if additional data was needed or current data could be improved upon, finalizing the loan segmentation procedures, analyzing the methodology options regarding the calculation of expected credit losses and concluding why the selected methodology is reasonable and in-line with accounting guidance. Wesbanco completed parallel runs in 2019 to ensure the various forecasting and modeling assumptions were reasonable and supportable, including certain qualitative factors that were developed to estimate the initial current expected credit loss allowance.  Wesbanco engaged a third-party to validate the data inputs and the models utilized in the CECL calculation. In addition, the Company prepared documentation of the accounting policy decisions, changes to the business processes and procedures, and the control environment under the adoption of this standard. The day 1 impact on the allowance for credit losses was $41.4 million, which included a $6.7 million adjustment for PCD loans and a $3.0 million adjustment related to loan commitments. The after-tax effect on retained earnings was $26.6 million as of January 1, 2020. The day 1 CECL calculation is derived from the selected assumption of a one-year reasonable and supportable forecast, which was obtained from a third-party vendor. After the forecast period, Wesbanco reverts back over a one year period to historical loss rates adjusting for prepayments and curtailments, to estimate losses over the remaining life of loans. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of unemployment and interest rate spreads and prepayment speeds. See Note 5, “Loans and Allowance for Credit Losses” for further detail.

Wesbanco recognized an allowance for credit losses for held-to-maturity (“HTM”) debt securities of $0.2 million as of January 1, 2020 upon adoption of this standard. See Note 4, “Investments” for further detail.

NOTE 2. MERGERS AND ACQUISITIONS

Old Line Bancshares, Inc. (“OLBK”)

On November 22, 2019, Wesbanco completed its acquisition of OLBK, a bank holding company headquartered in Bowie, MD. On the acquisition date, OLBK had approximately $3.0 billion in assets, excluding goodwill, which included approximately $2.5 billion in loans and $182.5 million in securities. The OLBK acquisition was valued at $494.0 million, based on Wesbanco’s closing stock price on November 22, 2019, of $36.75 and resulted in Wesbanco issuing 13,351,837 shares of its common stock in exchange for all of the outstanding shares of OLBK common stock including stock options of which the fair value was $3.3 million. The assets and liabilities of OLBK were recorded on Wesbanco’s Balance Sheet at their preliminary estimated fair values as of November 22, 2019, the acquisition date, and OLBK’s results of operations have been included in Wesbanco’s Consolidated Statements of Income since that date. Based on a preliminary purchase price allocation, Wesbanco recorded $228.8 million in goodwill and $32.9 million in core deposit intangibles in its Community Banking segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the integration of the operations of OLBK, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to OLBK since the date of acquisition, as OLBK’s results cannot be separately identified.

For the three months ended March 31, 2020, Wesbanco recorded merger-related expenses of $5.2 million associated with the OLBK acquisition.

The preliminary purchase price of the OLBK acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	November 22, 2019
Purchase price:
Fair value of Wesbanco shares issued	$493,936
Cash consideration for outstanding OLBK shares	16
Total purchase price	$493,952
Fair value of:
Tangible assets acquired	$2,894,254
Core deposit and other intangible assets acquired	32,899
Liabilities assumed	(2,721,999)
Net cash received in the acquisition	60,041
Fair value of net assets acquired	265,195
Goodwill recognized	$228,757

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as Wesbanco intends to finalize its accounting for the acquisition of OLBK within one year of the date of acquisition:

(unaudited, in thousands)	November 22, 2019
Assets acquired
Cash and due from banks	$60,041
Securities	182,455
Loans	2,514,300
Goodwill and other intangible assets	261,656
Accrued income and other assets	197,499
Total assets acquired	$3,215,951
Liabilities assumed
Deposits	$2,375,574
Borrowings	286,047
Accrued expenses and other liabilities	60,378
Total liabilities assumed	$2,721,999
Net assets acquired	$493,952

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of December 31, 2019:

(unaudited, in thousands)	November 22, 2019
Goodwill recognized as of December 31, 2019	$203,774
Change in fair value of net assets acquired:
Assets
Investment securities	(65)
Loans	(31,293)
Other intangible assets	(692)
Deferred tax assets	7,365
Accrued income and other assets	(1,212)
Liabilities
Borrowings	1,283
Accrued expenses and other liabilities	(369)
Fair value of net assets acquired	$(24,983)
Increase in goodwill recognized	24,983
Goodwill recognized as of March 31, 2020	$228,757

The fair value estimates for loans (including loan classifications), premises and equipment, deferred taxes and other assets/liabilities will continue to fluctuate until the final valuations and/or appraisals are completed. The Company expects to finalize the purchase price accounting for OLBK within one year of the date of acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2020	2019
Numerator for both basic and diluted earnings per common share:
Net income	$23,396	$40,337
Denominator:
Total average basic common shares outstanding	67,486,550	54,598,499
Effect of dilutive stock options and other stock compensation	100,896	107,838
Total diluted average common shares outstanding	67,587,446	54,706,337
Earnings per common share - basic	$0.35	$0.74
Earnings per common share - diluted	$0.35	$0.74

As of March 31, 2020 and 2019, respectively, 510,186 shares and 117,600 options to purchase shares were not included in the computation of net income per diluted share because the exercise price was greater than the average market price of the common share, therefore, the effect would be antidilutive.

As of March 31, 2020, shares related to the 2019, 2018 and 2017 total shareholder return plans were not included in the calculation because the effect would be antidilutive. As of March 31, 2019, 44,688 contingently issuable shares were estimated to be awarded under the 2018 and 2017 total shareholder return plans, as stock performance targets had been met as of such date and therefore those shares were included in the diluted calculation.

Performance-based restricted stock compensation totaling 25,618 and 17,081 shares were estimated to be awarded as of March 31, 2020 and 2019, respectively, and are included in the diluted calculation.

On November 22, 2019, Wesbanco issued 13,351,837 shares of common stock to complete its acquisition of OLBK and granted 34,998 shares of restricted stock to certain OLBK employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the OLBK acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	March 31, 2020				December 31, 2019
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$21,410	$98	$—	$21,508	$32,790	$47	$(1)	$32,836
U.S. Government sponsored entities and agencies	154,661	4,743	(25)	159,379	157,088	2,862	(322)	159,628
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,616,360	56,477	(1,368)	1,671,469	1,803,268	18,850	(6,131)	1,815,987
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	213,371	10,457	(1)	223,827	187,268	3,270	(129)	190,409
Obligations of states and political subdivisions	136,151	5,441	(19)	141,573	140,357	5,253	(1)	145,609
Corporate debt securities	44,012	600	(286)	44,326	48,645	581	(137)	49,089
Total available-for-sale debt securities	$2,185,965	$77,816	$(1,699)	$2,262,082	$2,369,416	$30,863	$(6,721)	$2,393,558
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$9,041	$90	$(2)	$9,129	$9,216	$30	$(116)	$9,130
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	116,214	4,274	(29)	120,459	122,937	1,031	(261)	123,707
Obligations of states and political subdivisions	655,952	21,246	(87)	677,111	686,376	20,475	(258)	706,593
Corporate debt securities	33,207	1,367	(153)	34,421	33,224	1,869	—	35,093
Total held-to-maturity debt securities	$814,414	$26,977	$(271)	$841,120	$851,753	$23,405	$(635)	$874,523
Total debt securities	$3,000,379	$104,793	$(1,970)	$3,103,202	$3,221,169	$54,268	$(7,356)	$3,268,081
(1)	Total held to maturity securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million at March 31,2020

At March 31, 2020 and December 31, 2019, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.  Equity securities, of which $7.8 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $11.2 million and $12.3 million at March 31, 2020 and December 31, 2019, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at March 31, 2020.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties.  Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, principal payments are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$46,569	$46,618
1-5 years	137,986	142,442
5-10 years	323,482	338,039
Over 10 years	1,677,928	1,734,983
Total available-for-sale debt securities	$2,185,965	$2,262,082
Held-to-maturity debt securities
Less than one year	$18,699	$18,756
1-5 years	122,987	127,113
5-10 years	300,223	308,896
Over 10 years	372,505	386,355
Total held-to-maturity debt securities	$814,414	$841,120
Total debt securities	$3,000,379	$3,103,202

Securities with aggregate fair values of $2.1 billion and $2.0 billion at March 31, 2020 and December 31, 2019, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $222.7 million and $66.1 million for the three months ended March 31, 2020 and 2019, respectively.  Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2020 and December 31, 2019 were $58.0 million and $20.7 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments from the adoption of ASU 2016-01 effective January 1, 2018, for the three months ended March 31, 2020 and 2019, respectively.

	For the Three Months Ended March 31,
(unaudited, in thousands)	2020	2019
Debt securities:
Gross realized gains	$3,335	$242
Gross realized losses	(1,031)	(191)
Net gains on debt securities	$2,304	$51
Equity securities:
Net unrealized (losses) gains recognized on securities still held	$(805)	$603
Net realized (losses) gains recognized on securities sold	(8)	3
Net (losses) gains on equity securities	$(813)	$606
Net securities gains	$1,491	$657

On January 1, 2020, Wesbanco adopted CECL. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represents the CECL allowance as of January 1, 2020.  The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted.  Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $7.2 million as of March 31, 2020, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a rollforward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2020:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2020
		Residential mortgage -backed	Obligations of
	U.S. Government	securities and collateralized	state and	Corporate
	sponsored	mortgage obligations of government	political	debt
(unaudited, in thousands)	entities and agencies	sponsored entities and agencies	subdivisions	Securities	Total
Beginning balance at January 1, 2020	$—	$—	$96	$133	$229
Current period provision	—	—	2	5	7
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance at March 31, 2020	$—	$—	$98	$138	$236

The following table provides information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded as of March 31, 2020:

	March 31, 2020
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$14,947	$(25)	2	$—	$—	—	$14,947	$(25)	2
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	116,118	(1,368)	16	—	—	—	116,118	(1,368)	16
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	180	(1)	1	180	(1)	1
Obligations of states and political subdivisions	1,727	(19)	3	—	—	—	1,727	(19)	3
Corporate debt securities	13,726	(286)	6	—	—	—	13,726	(286)	6
Total	$146,518	$(1,698)	27	$180	$(1)	1	$146,698	$(1,699)	$28

Unrealized losses on debt securities in the tables above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields.  Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.  Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized.  Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost.  Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $73.9 million and $66.8 million at March 31, 2020 and December 31, 2019, respectively, and are included in other assets in the Consolidated Balance Sheets.  Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

The following table provides information on unrealized losses on held-to-maturity and available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2019, prior to the date of adoption of the credit loss standard, and as defined by the previous accounting guidance in effect at that time:

	December 31, 2019
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$1,499	$(1)	1	$—	$—	—	$1,499	$(1)	1
U.S. Government sponsored entities and agencies	57,650	(274)	25	6,593	(164)	2	64,243	(438)	27
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	544,692	(3,725)	116	272,884	(2,667)	122	817,576	(6,392)	238
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	43,123	(124)	7	3,704	(5)	2	46,827	(129)	9
Obligations of states and political subdivisions	17,876	(122)	22	4,413	(137)	8	22,289	(259)	30
Corporate debt securities	4,120	(44)	1	4,926	(93)	2	9,046	(137)	3
Total	$668,960	$(4,290)	172	$292,520	$(3,066)	136	$961,480	$(7,356)	308

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $5.0 million and $4.8 million at March 31, 2020 and December 31, 2019, respectively. The unaccreted discount on purchased loans from acquisitions was $52.5 million at March 31, 2020, including $27.8 million related to OLBK, and $51.9 million at December 31, 2019.  Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest in a timely manner. Wesbanco made an accounting policy election to reverse accrued interest deemed uncollectible as a reversal of interest income.

	March 31,	December 31,
(unaudited, in thousands)	2020	2019
Commercial real estate:
Land and construction	$676,726	$777,151
Improved property	4,927,679	4,947,857
Total commercial real estate	5,604,405	5,725,008
Commercial and industrial	1,801,751	1,644,699
Residential real estate	1,929,590	1,873,647
Home equity	650,754	649,678
Consumer	363,096	374,953
Total portfolio loans	10,349,596	10,267,985
Loans held for sale	48,021	43,013
Total loans	$10,397,617	$10,310,998

On January 1, 2020, Wesbanco adopted ASU 2016-13 (Topic 326), Measurement of Credit Losses on Financial Instruments. Upon adoption, the Company recognized $41.4 million as an increase to the allowance for credit losses, which represents the difference in the incurred allowance as of December 31, 2019 and the CECL allowance as of January 1, 2020. This adjustment includes a $6.7 million increase to the allowance related to PCD loans as of January 1, 2020. See Note 1, “Summary of Significant Accounting Policies” for the Company’s revised accounting policies related to Loans and Allowance for Credit Losses and adoption of this standard.

The allowance for credit losses under CECL is calculated utilizing the PD / LGD, which is then discounted. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of March 31, 2020, the one-year forecast was based upon nationally-recognized published economic data through March 31, 2020, and is primarily driven by the national unemployment and interest rate spread forecasts. As of quarter-end, national unemployment was projected to peak at 8.7% in the second quarter, and subsequently decreases to an average of 6.5% over the remainder of the forecast period. The quantitative results were adjusted downward due to the expanded definition of unemployment and unprecedented government stimulus, which was not considered in the quantitative model. The calculation utilized a one-year reversion period. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. As of March 31, 2020, accrued interest receivable for loans was $33.5 million.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2020 and 2019
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2019
Allowance for credit losses - loans	$4,949	$20,293	$14,116	$4,311	$4,422	$2,951	$1,387	$52,429
Allowance for credit losses - loan commitments	235	22	311	15	250	41	—	874
Total beginning allowance for credit losses - loans and loan commitments	5,184	20,315	14,427	4,326	4,672	2,992	1,387	53,303
Impact of adopting ASC 326	1,524	13,078	22,357	5,630	(3,936)	2,576	213	41,442
Provision for credit losses:
Provision for loan losses	2,564	20,585	5,632	237	646	(1,241)	(351)	28,072
Provision for loan commitments	2,274	—	(582)	49	2	—	—	1,743
Total provision for credit losses - loans and loan commitments	4,838	20,585	5,050	286	648	(1,241)	(351)	29,815
Charge-offs	(1)	(1,398)	(2,714)	(386)	(443)	(856)	(328)	(6,126)
Recoveries	8	293	107	272	172	415	143	1,410
Net charge-offs	7	(1,105)	(2,607)	(114)	(271)	(441)	(185)	(4,716)
Balance at March 31, 2020
Allowance for credit losses - loans	6,442	52,873	39,227	9,684	1,096	3,886	1,064	114,272
Allowance for credit losses - loan commitments	5,111	—	—	444	17	—	—	5,572
Total ending allowance for credit losses - loans and loan commitments	$11,553	$52,873	$39,227	$10,128	$1,113	$3,886	$1,064	$119,844

Balance at December 31, 2018
Allowance for loan losses	$4,039	$20,848	$12,114	$3,822	$4,356	$2,797	$972	$48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total beginning allowance for credit losses	4,208	20,881	12,376	3,834	4,582	2,836	972	49,689
Provision for credit losses:
Provision for loan losses	(6)	(909)	1,050	122	223	233	575	1,288
Provision for loan commitments	25	(9)	1,181	(1)	22	1	—	1,219
Total provision for credit losses	19	(918)	2,231	121	245	234	575	2,507
Charge-offs	—	(222)	(635)	(320)	(357)	(661)	(441)	(2,636)
Recoveries	12	198	378	121	47	411	99	1,266
Net charge-offs	12	(24)	(257)	(199)	(310)	(250)	(342)	(1,370)
Balance at March 31, 2019
Allowance for loan losses	4,045	19,915	12,907	3,745	4,269	2,780	1,205	48,866
Allowance for loan commitments	194	24	1,443	11	248	40	—	1,960
Total ending allowance for credit losses	$4,239	$19,939	$14,350	$3,756	$4,517	$2,820	$1,205	$50,826

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- drafts	Total
March 31, 2020
Allowance for credit losses:
Loans individually-evaluated	$692	$3,952	$2,084	$—	$—	$—	$—	$6,728
Loans collectively-evaluated	5,750	48,921	37,143	9,684	1,096	3,886	1,064	107,544
Loan commitments	5,111	—	—	444	17	—	—	5,572
Total allowance for credit losses - loans and commitments	$11,553	$52,873	$39,227	$10,128	$1,113	$3,886	$1,064	$119,844

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,541	$17,998	$4,527	$—	$—	$—	$—	$24,066
Collectively-evaluated for credit losses	675,185	4,909,681	1,797,224	1,929,590	650,754	363,096	—	10,325,530
Total portfolio loans	$676,726	$4,927,679	$1,801,751	$1,929,590	$650,754	$363,096	$—	$10,349,596

December 31, 2019
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$93	$10	$14	$6	$1	$—	$124
Allowance for loans collectively evaluated for impairment	4,949	20,200	14,106	4,297	4,416	2,950	1,387	52,305
Allowance for loan commitments	235	22	311	15	250	41	—	874
Total allowance for credit losses	$5,184	$20,315	$14,427	$4,326	$4,672	$2,992	$1,387	$53,303

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,907	$11,961	$4,392	$704	$53	$—	$21,017
Collectively evaluated for impairment	777,033	4,935,383	1,631,855	1,865,151	648,221	374,812	—	10,232,455
Acquired with deteriorated credit quality	118	8,567	883	4,104	753	88	—	14,513
Total portfolio loans	$777,151	$4,947,857	$1,644,699	$1,873,647	$649,678	$374,953	$—	$10,267,985

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for credit loss.

Wesbanco has transitioned to a more objective internal loan grading system to reflect the credit quality of commercial loans.  Commercial loan risk grades are determined based on an evaluation of the relevant characteristics of each loan, assigned at inception and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan.  The primary factors used to determine the risk grade are the sufficiency, reliability and sustainability of the primary source of repayment and overall financial strength of the borrower.  The rating system more heavily weights the debt service coverage, leverage and loan to value factors to derive the risk grade.  Other factors that are considered at a lesser weighting include management, industry or property type risks, payment history, collateral or guarantees.

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

Criticized loans, considered as compromised, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank's credit position at some future date. Criticized loans are not adversely classified by the banking regulators and do not expose the bank to sufficient risk to warrant adverse classification.

Classified loans, considered as substandard and doubtful, are equivalent to the classifications used by banking regulators.  Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  These loans may or may not be reported as non-accrual.  Doubtful loans have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable. These loans are reported as non-accrual.

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2020
Pass	$672,042	$4,777,861	$1,740,290	$7,190,193
Criticized - compromised	1,661	78,112	41,028	120,801
Classified - substandard	3,023	71,706	20,433	95,162
Classified - doubtful	—	—	—	—
Total	$676,726	$4,927,679	$1,801,751	$7,406,156

As of December 31, 2019
Pass	$769,537	$4,807,003	$1,570,689	$7,147,229
Criticized - compromised	4,338	65,612	49,009	118,959
Classified - substandard	3,276	75,242	13,231	91,749
Classified - doubtful	—	—	11,770	11,770
Total	$777,151	$4,947,857	$1,644,699	$7,369,707

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans.  Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates.  The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $28.7 million at March 31, 2020 and $28.3 million at December 31, 2019, of which $5.4 and $5.1 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard as well as unfunded commercial loan commitments are not included in the tables above.

Acquired OLBK Loans —In conjunction with the OLBK acquisition, Wesbanco acquired loans with a book value of $2,570.0 million as of November 22, 2019 (prior to the adoption of CECL on January 1, 2020). These loans were recorded at the preliminary fair value of $2,514.3 million, with $2,543.8 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $55.6 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $26.2 million were recorded at the preliminary fair value of $19.2 million, of which $4.0 million were accounted for under the cost recovery method as cash flows could not be reasonably estimated, and therefore they are categorized as non-accrual.  Upon adoption of CECL on January 1, 2020, $6.1 million of credit mark on OLBK PCD loans was reclassified to allowance for credit loss.  At March 31, 2020, the allowance for credit losses on individually analyzed OLBK-acquired loans was $6.0 million. The carrying amount of loans acquired with deteriorated credit quality at March 31, 2020 was $21.3 million, while the outstanding customer balance was $21.8 million, and included $2.6 million of non-performing loans. Certain acquired under performing loans with an acquired book value of $56.6 million were sold during the first quarter of 2020 for $36.7 million of which $8.9 million were classified as held for sale as March 31, 2020. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no recognized gain or loss.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2020
Commercial real estate:
Land and construction	$674,429	$825	$645	$827	$2,297	$676,726	$804
Improved property	4,901,283	7,418	5,935	13,043	26,396	4,927,679	5,589
Total commercial real estate	5,575,712	8,243	6,580	13,870	28,693	5,604,405	6,393
Commercial and industrial	1,791,414	4,677	610	5,050	10,337	1,801,751	2,623
Residential real estate	1,908,239	5,409	2,209	13,733	21,351	1,929,590	3,583
Home equity	642,906	2,839	859	4,150	7,848	650,754	894
Consumer	359,109	2,442	690	855	3,987	363,096	794
Total portfolio loans	10,277,380	23,610	10,948	37,658	72,216	10,349,596	14,287
Loans held for sale	48,021	—	—	—	—	48,021	—
Total loans	$10,325,401	$23,610	$10,948	$37,658	$72,216	$10,397,617	$14,287

Nonperforming loans included above are as follows:
Non-accrual loans	$9,560	$1,035	$511	$23,261	24,807	$34,367
TDRs accruing interest (1)	5,117	55	152	110	317	5,434
Total non-performing	$14,677	$1,090	$663	$23,371	$25,124	$39,801

As of December 31, 2019
Commercial real estate:
Land and construction	$776,153	$529	$121	$348	$998	$777,151	$26
Improved property	4,921,721	10,207	5,639	10,290	26,136	4,947,857	4,709
Total commercial real estate	5,697,874	10,736	5,760	10,638	27,134	5,725,008	4,735
Commercial and industrial	1,635,232	2,519	2,813	4,135	9,467	1,644,699	1,793
Residential real estate	1,850,806	4,421	5,372	13,048	22,841	1,873,647	3,643
Home equity	641,026	3,323	621	4,708	8,652	649,678	985
Consumer	370,934	2,537	965	517	4,019	374,953	457
Total portfolio loans	10,195,872	23,536	15,531	33,046	72,113	10,267,985	11,613
Loans held for sale	43,013	—	—	—	—	43,013	—
Total loans	$10,238,885	$23,536	$15,531	$33,046	$72,113	$10,310,998	$11,613

Impaired loans included above are as follows:
Non-accrual loans	$21,061	$897	$1,559	$21,396	23,852	$44,913
TDRs accruing interest (1)	5,113	151	130	37	318	5,431
Total impaired	$26,174	$1,048	$1,689	$21,433	$24,170	$50,344

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	March 31, 2020			December 31, 2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$238	$205	$—	$616	$580	$—
Improved property	8,750	6,772	—	5,097	4,229	—
Commercial and industrial	3,973	2,827	—	15,182	14,313	—
Residential real estate	23,767	20,987	—	17,753	15,952	—
Home equity	7,118	6,012	—	6,523	5,610	—
Consumer	541	366	—	546	413	—
Total nonperforming loans without a specific allowance	44,387	37,169	—	45,717	41,097	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,632	2,632	193	4,207	3,907	93
Commercial and industrial	—	—	—	193	191	10
Residential real estate	—	—	—	4,772	4,392	14
Home equity	—	—	—	724	704	6
Consumer	—	—	—	104	53	1
Total nonperforming loans with a specific allowance	2,632	2,632	193	10,000	9,247	124
Total nonperforming loans	$47,019	$39,801	$193	$55,717	$50,344	$124

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Nonperforming Loans
	For the Three Months Ended
	March 31, 2020		March 31, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$393	$—	$143	$—
Improved property	5,501	20	8,277	—
Commercial and industrial	8,570	3	3,246	—
Residential real estate	18,470	55	13,774	—
Home equity	5,811	6	4,780	—
Consumer	390	1	450	—
Total nonperforming loans without a specific allowance	39,135	85	30,670	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	3,270	—	1,067	14
Commercial and industrial	96	—	154	3
Residential real estate	2,196	—	2,539	58
Home equity	352	—	398	8
Consumer	27	—	52	1
Total nonperforming loans with a specific allowance	5,941	—	4,210	84
Total nonperforming loans	$45,076	$85	$34,880	$84

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	March 31,	December 31,
(unaudited, in thousands)	2020	2019
Commercial real estate:
Land and construction	$205	$580
Improved property	8,151	6,815
Total commercial real estate	8,356	7,395
Commercial and industrial	2,655	14,313
Residential real estate	17,376	16,867
Home equity	5,643	5,903
Consumer	337	435
Total	$34,367	$44,913

(1)

At March 31, 2020, there were two borrowers with loans greater than $1.0 million totaling $4.3 million, as compared to two borrowers with loans greater than $1.0 million totaling $14.2 million at December 31, 2019.  Total non-accrual loans include loans that are also restructured.  Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2020			December 31, 2019
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	1,253	180	1,433	1,321	191	1,512
Total commercial real estate	1,253	180	1,433	1,321	191	1,512
Commercial and industrial	172	13	185	191	—	191
Residential real estate	3,611	1,055	4,666	3,477	909	4,386
Home equity	369	311	680	411	293	704
Consumer	29	12	41	31	29	60
Total	$5,434	$1,571	$7,005	$5,431	$1,422	$6,853

As of March 31, 2020 and December 31, 2019, there were no TDRs greater than $1.0 million.  The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months.  Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $0.3 million and $3.3 million as of March 31, 2020 and December 31, 2019, respectively.

The following tables present details related to loans identified as TDRs during the three months ended March 31, 2020 and 2019, respectively:

New TDRs (1)
For the Three Months Ended
	March 31, 2020			March 31, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	2	332	330	4	194	192
Home equity	—	—	—	2	187	185
Consumer	—	—	—	2	19	18
Total	2	$332	$330	8	$400	$395

(1)

Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2020 and 2019, respectively, that were restructured within the last twelve months prior to March 31, 2020 and 2019, respectively:

Defaulted TDRs (1)
For the Three Months Ended
	March 31, 2020		March 31, 2019
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	1	13	—	—
Residential real estate	1	155	1	58
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	2	$168	1	$58

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2020 and 2019, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection.  The loans in the table above were not accruing interest.

The following table summarizes amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of March 31, 2020
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$45,030	$226,205	$193,697	$65,923	$20,998	$48,284	$71,905	$-	$672,042
Criticized - compromised	-	-	42	211	83	1,176	149	-	$1,661
Classified - substandard	-	-	871	-	317	1,765	70	-	$3,023
Classified - doubtful	-	-	-	-	-	-	-	-	$-
Total	$45,030	$226,205	$194,610	$66,134	$21,398	$51,225	$72,124	$-	$676,726
Commercial real estate: land and construction
Current-period net write-offs	$-	$-	$-	$-	$-	$7	$-	$-	$7

Commercial real estate: improved property
Risk rating:
Pass	$191,722	$749,290	$623,215	$641,275	$739,260	$1,723,158	$109,941	$-	$4,777,861
Criticized - compromised	-	2,788	3,995	22,493	12,200	36,321	315	-	$78,112
Classified - substandard	-	71	4,094	7,914	10,549	49,078	-	-	$71,706
Classified - doubtful	-	-	-	-	-	-	-	-	$-
Total	$191,722	$752,149	$631,304	$671,682	$762,009	$1,808,557	$110,256	$-	$4,927,679
Commercial real estate: improved property
Current-period net write-offs	$-	$-	$-	$12	$(1,219)	$102	$-	$-	$(1,105)

Commercial and industrial
Risk rating:
Pass	$61,827	$291,133	$220,651	$183,752	$106,337	$337,917	$538,512	$161	$1,740,290
Criticized - compromised	30	1,789	2,132	2,897	978	10,401	22,801	-	$41,028
Classified - substandard	-	1,047	1,527	2,173	1,568	7,489	6,629	-	$20,433
Classified - doubtful	-	-	-	-	-	-	-	-	$-
Total	$61,857	$293,969	$224,310	$188,822	$108,883	$355,807	$567,942	$161	$1,801,751
Commercial and industrial
Current-period net write-offs	$-	$-	$(727)	$(170)	$(30)	$(276)	$(1,404)	$-	$(2,607)

Residential real estate
Loan delinquency:
Current	$58,725	$320,536	$248,330	$166,863	$218,233	$891,597	$3,955	$-	$1,908,239
30-59 days past due	-	-	217	-	248	4,944	-	-	5,409
60-89 days past due	-	-	700	-	109	1,400	-	-	2,209
90 days or more past due	-	66	240	-	1,172	12,255	-	-	13,733
Total	$58,725	$320,602	$249,487	$166,863	$219,762	$910,196	$3,955	$-	$1,929,590
Residential real estate
Current-period net write-offs	$-	$(24)	$(8)	$-	$(19)	$(63)	$-	$-	$(114)

Home equity
Loan delinquency:
Current	$5,675	$5,276	$6,006	$1,633	$1,414	$59,756	$549,310	$13,836	$642,906
30-59 days past due	-	10	-	11	-	933	1,829	56	2,839
60-89 days past due	-	-	-	3	57	305	245	249	859
90 days or more past due	-	-	17	-	89	2,337	940	767	4,150
Total	$5,675	$5,286	$6,023	$1,647	$1,560	$63,331	$552,324	$14,908	$650,754
Home equity
Current-period net write-offs	$-	$-	$-	$-	$-	$60	$(302)	$(29)	$(271)

Consumer
Loan delinquency:
Current	$22,559	$124,073	$57,611	$34,864	$22,298	$72,797	$24,705	$202	$359,109
30-59 days past due	3	271	373	491	290	1,008	6	-	2,442
60-89 days past due	-	89	193	154	48	201	5	-	690
90 days or more past due	-	185	42	231	77	300	20	-	855
Total	$22,562	$124,618	$58,219	$35,740	$22,713	$74,306	$24,736	$202	$363,096
Consumer
Current-period net write-offs	$-	$(219)	$(136)	$(76)	$(64)	$54	$-	$-	$(441)

The following table summarizes other real estate owned and repossessed assets included in other assets:

	March 31,	December 31,
(unaudited, in thousands)	2020	2019
Other real estate owned	$1,032	$4,062
Repossessed assets	51	116
Total other real estate owned and repossessed assets	$1,083	$4,178

Residential real estate included in other real estate owned at March 31, 2020 and December 31, 2019 was $0.7 million and $0.6 million, respectively.  At March 31, 2020 and December 31, 2019, formal foreclosure proceedings were in process on residential real estate loans totaling $6.6 million and $8.1 million, respectively.

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

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Wesbanco executes with a third party, so that Wesbanco minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings.  As of March 31, 2020 and December 31, 2019, Wesbanco had 73 and 65, respectively, interest rate swaps with an aggregate notional amount of $535.5 million and $399.9 million, respectively, related to this program.  During the three months ended March 31, 2020 and 2019, respectively, Wesbanco recognized net losses of $2.8 million and $0.3 million, respectively, related to the changes in fair value of these swaps. Additionally, Wesbanco recognized $2.6 million and $0.7 million of income for the related swap fees for the three months ended March 31, 2020 and 2019, respectively.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on a mandatory or best efforts basis.  The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower.  Wesbanco enters into forward TBA contracts to manage the interest rate risk between the loan commitment and the closing of the loan.  The total balance of forward TBA contracts entered into was $140.5 million and $50.0 million at March 31, 2020 and December 31, 2019, respectively.  Additionally, Wesbanco recognized losses of $2.7 million and $0.3 million, respectively, for the three months ended March 31, 2020 and March 31, 2019 related to the changes in fair value of these contracts.  The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$535,467	$48,182	$52,464	$399,860	$14,585	$16,117
Other contracts:
Interest rate loan commitments	79,531	—	101	34,236	44	—
Forward TBA contracts	140,500	—	2,320	50,000	—	88
Total derivatives		$48,182	$54,885		$14,629	$16,205

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the three months ended March 31, 2020 and 2019, respectively.

		For the Three Months Ended March 31,
(unaudited, in thousands)	Location of Gain/(Loss)	2020	2019
Interest rate swaps	Other income	$(2,751)	$(312)
Interest rate loan commitments	Mortgage banking income	(145)	30
Forward TBA contracts	Mortgage banking income	(2,657)	(334)
Total		$(5,553)	$(616)

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

Wesbanco had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral with a market value of $77.7 million as of March 31, 2020.  If Wesbanco had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 7. BENEFIT PLANS

The following table presents the net periodic pension cost for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2020	2019
Service cost – benefits earned during year	$568	$554
Interest cost on projected benefit obligation	1,121	1,298
Expected return on plan assets	(2,594)	(2,187)
Amortization of prior service cost	(9)	7
Amortization of net loss	793	799
Net periodic pension (income) cost	$(121)	$471

The service cost of $0.6 million for both the three months ended March 31, 2020 and 2019 is included in salaries and wages, and the periodic pension income of $0.7 million is included employee benefits.

The Plan covers all employees of Wesbanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $5.0 million is due for 2020, which can be offset in whole or in part by the Plan’s $60.9 million available credit balance. Wesbanco currently does not expect to make a voluntary contribution to the Plan in 2020 .

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

Loans held for sale:  Loans held for sale are carried, in aggregate, at fair value as Wesbanco previously elected the fair value option.  The use of a valuation model using quoted prices of similar instruments are significant inputs in arriving at the fair value and therefore loans held for sale are classified within level 2 of the fair value hierarchy.

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

Individually-evaluated nonperforming loans: Individually-evaluated non-performing loans are carried at the amortized cost basis less the specific allowance calculated with the CECL. Since these loans are nonperforming, cash flows could not be estimated and thus are calculated using a cost basis approach or collateral value approach.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

		March 31, 2020
		Fair Value Measurements Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2020	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$11,230	$11,230	$—	$—
Available-for-sale debt securities
U.S. Treasury	21,508	—	21,508	—
U.S. Government sponsored entities and agencies	159,379	—	159,379	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,671,469	—	1,671,469	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	223,827	—	223,827	—
Obligations of state and political subdivisions	141,573	—	139,997	1,576
Corporate debt securities	44,326	—	44,326	—
Total available-for-sale debt securities	$2,262,082	$—	$2,260,506	$1,576
Loans held for sale	48,021	—	48,021	—
Other assets - interest rate derivatives agreements	48,182	—	48,182	—
Total assets recurring fair value measurements	$2,369,515	$11,230	$2,356,709	$1,576

Other liabilities - interest rate derivatives agreements	$52,464	$—	$52,464	$—
Total liabilities recurring fair value measurements	$52,464	$—	$52,464	$—

Nonrecurring fair value measurements
Individually-evaluated nonperforming loans	$2,439	$—	$—	$2,439
Other real estate owned and repossessed assets	1,032	—	—	1,032
Total nonrecurring fair value measurements	$3,471	$—	$—	$3,471

		December 31, 2019
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2019	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$12,343	$12,343	$—	$—
Available-for-sale debt securities
U.S. Treasury	32,836	—	32,836	—
U.S. Government sponsored entities and agencies	159,628	—	159,628	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,815,987	—	1,815,987	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	190,409	—	190,409	—
Obligations of state and political subdivisions	145,609	—	144,004	1,605
Corporate debt securities	49,089	—	49,089	—
Total available-for-sale debt securities	$2,393,558	$—	$2,391,953	$1,605
Loans held for sale	43,013	—	43,013	—
Other assets - interest rate derivatives agreements	14,585	—	14,585	—
Total assets recurring fair value measurements	$2,463,499	$12,343	$2,449,551	$1,605

Other liabilities - interest rate derivatives agreements	$16,117	$—	$16,117	$—
Total liabilities recurring fair value measurements	$16,117	$—	$16,117	$—

Nonrecurring fair value measurements
Impaired loans	$2,362	$—	$—	$2,362
Other real estate owned and repossessed assets	4,178	—	—	4,178
Total nonrecurring fair value measurements	$6,540	$—	$—	$6,540

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no significant transfers between level 1, 2 or 3 for the three months ended March 31, 2020 or for the year ended December 31, 2019.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
March 31, 2020
Individually-evaluated nonperforming loans	$2,439	Appraisal of collateral (1)	Appraisal adjustments (2)	—

Other real estate owned and repossessed assets	$1,032	Appraisal of collateral (1), (3)	Liquidation expenses (2)	—
December 31, 2019
Impaired loans	$2,362	Appraisal of collateral (1)	Appraisal adjustments (2)	—

Other real estate owned and repossessed assets	$4,178	Appraisal of collateral (1), (3)	Liquidation expenses (2)	—
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of appraisal adjustments and liquidation expense are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			March 31, 2020
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$593,872	$593,872	$593,872	$—	$—
Equity securities	11,230	11,230	11,230	—	—
Available-for-sale debt securities	2,262,082	2,262,082	—	2,260,506	1,576
Held-to-maturity debt securities	814,178	841,120	—	840,597	523
Net loans	10,235,324	10,431,898	—	—	10,431,898
Loans held for sale	48,021	48,021	—	48,021	—
Other assets - interest rate derivatives	48,182	48,182	—	48,182	—
Accrued interest receivable	43,960	43,960	43,960	—	—

Financial Liabilities
Deposits	11,043,332	11,052,793	9,104,011	1,948,782	—
Federal Home Loan Bank borrowings	1,585,608	1,598,550	—	1,598,550	—
Other borrowings	333,966	334,305	334,305	—	—
Subordinated debt and junior subordinated debt	192,008	186,404	—	117,046	69,358
Other liabilities - interest rate derivatives	52,464	52,464	—	52,464	—
Accrued interest payable	7,667	7,667	7,667	—	—

			Fair Value Measurements at
			December 31, 2019
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$234,796	$234,796	$234,796	$—	$—
Equity securities	12,343	12,343	12,343	—	—
Available-for-sale debt securities	2,393,558	2,393,558	—	2,391,953	1,605
Held-to-maturity debt securities	851,753	874,523	—	873,995	528
Net loans	10,215,556	10,297,989	—	—	10,297,989
Loans held for sale	43,013	43,013	—	43,013	—
Other assets - interest rate derivatives	14,585	14,585	—	14,585	—
Accrued interest receivable	43,648	43,648	43,648	—	—

Financial Liabilities
Deposits	11,004,006	10,989,818	8,948,086	2,041,732	—
Federal Home Loan Bank borrowings	1,415,615	1,420,302	—	1,420,302	—
Other borrowings	282,362	282,691	279,345	3,346	—
Subordinated debt and junior subordinated debt	199,869	188,349	—	122,934	65,415
Other liabilities - interest rate derivatives	16,117	16,117	—	16,117	—
Accrued interest payable	8,077	8,077	8,077	—	—

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

NOTE 9. REVENUE RECOGNITION

Wesbanco adopted ASU 2014-09 as of January 1, 2018 under the modified retrospective approach with no material impact on Wesbanco’s Consolidated Financial statements. Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, payment processing fees, electronic banking fees, mortgage banking income and net gain or loss on sale of other real estate owned – there are no significant judgements related to the amount and timing of revenue recognition.

Trust fees: Fees are earned over a period of time between monthly and annually, per the related fee schedule. The fees are earned ratably over the period for investment, safekeeping and other services performed by Wesbanco. The fees are accrued when earned based on the daily asset value on the last day of the quarter.  In most cases, the fees are directly debited from the customer account.  WesMark fees consist of investment advisory fees and shareholder service fees and are paid to Wesbanco by the WesMark mutual funds on a monthly basis for Wesbanco’s involvement with the management of the funds.

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

Net securities brokerage revenue: Commission income is earned based on customer transactions and management of investments. The commission income from customers’ transactions is recognized when the transaction is complete and approved.  Annuity commissions are earned based upon the carrier’s commission rate for the annuity product chosen by the investing customer.   The commission income from the management of investments over time is earned continuously over a quarterly period.

Debit card sponsorship income:  Debit card sponsorship income is earned from Wesbanco’s sponsorship of its customers, which include independent service organizations, processors and other banks into different debit networks.  For providing this service, the customers pay the bank a per transaction fee for each transaction processed through the network.  In some cases, customers are also charged annual sponsorship fees and non-compliance fees as applicable.  The fees are earned at the time the transaction or customer activity occurs.  The fees are either directly debited from the customers' deposit accounts or are billed to the customer.

Payment processing fees: Payment processing fees are earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name FirstNet. The fees are derived from both the individual consumer banking transactions and from businesses or service providers through monthly billing for total transactions occurring.  These fees are earned at the time the transaction or customer activity occurs.  The fees are debited from the customers’ deposit accounts or charged directly to the business or service provider.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three months ended March 31, 2020 and 2019, respectively:

	Point of Revenue	For the Three Months Ended March 31,
(unaudited, in thousands)	Recognition	2020	2019
Revenue Streams
Trust fees
Trust account fees	Over time	$4,857	$5,056
WesMark fees	Over time	2,095	2,059
Total trust fees		6,952	7,115
Service charges on deposits
Commercial banking fees	Over time	585	468
Personal service charges	At a point in time and over time	6,032	6,081
Total service charges on deposits		6,617	6,549
Net securities brokerage revenue
Annuity commissions	At a point in time	1,038	1,362
Equity and debt security trades	At a point in time	159	102
Managed money	Over time	235	157
Trail commissions	Over time	247	239
Total net securities brokerage revenue		1,679	1,860

Debit card sponsorship income (1)	At a point in time and over time	708	—
Payment processing fees (1)	At a point in time and over time	680	648
Electronic banking fees	At a point in time	4,254	5,892
Mortgage banking income	At a point in time	1,276	1,056
Net gain on other real estate owned and other Assets	At a point in time	169	136

(1)	Debit card sponsorship income and payment processing fees are included in other non-interest income.

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the three months ended March 31, 2020 and 2019 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201
Other comprehensive income before reclassifications	—	41,116	—	41,116
Amounts reclassified from accumulated other comprehensive income/(loss)	569	(1,743)	(2)	(1,176)
Period change	569	39,373	(2)	39,940
Balance at March 31, 2020	$(16,899)	$58,017	$23	$41,141

Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)
Other comprehensive income before reclassifications	—	19,302	—	19,302
Amounts reclassified from accumulated other comprehensive income/(loss)	543	(33)	(39)	471
Period change	543	19,269	(39)	19,773
Balance at March 31, 2019	$(15,999)	$(2,253)	$154	$(18,098)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended March 31,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2020	2019
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$(2,287)	$(43)	Net securities gains (Non-interest income)
Related income tax expense (2)	544	10	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(1,743)	(33)

Debt securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(3)	(55)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense (2)	1	16	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(2)	(39)

Defined benefit plans (3):
Amortization of net loss and prior service costs	746	750	Employee benefits (Non-interest expense)
Related income tax benefit (2)	(177)	(207)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	569	543
Total reclassifications for the period	$(1,176)	$471

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”
(2)	Income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24%.
(3)	Included in the computation of net periodic pension cost. See Note 7, “Benefit Plans” for additional detail.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with commitments was $5.6 million and $0.9 million as of March 31, 2020 and December 31, 2019, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees.  The liability associated with letters of credit was $0.2 million as of March 31, 2020 and December 31, 2019.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2020	2019
Lines of credit	$2,418,066	$2,469,676
Loans approved but not closed	541,038	504,623
Overdraft limits	154,481	149,519
Letters of credit	59,272	57,205
Contingent obligations and other guarantees	76,170	81,551

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 12. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets managed or held in custody by the trust and investment services segment was approximately $4.0 billion and $4.5 billion at March 31, 2020 and 2019, respectively.  These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended March 31, 2020
Interest and dividend income	$142,448	$—	$142,448
Interest expense	22,286	—	22,286
Net interest income	120,162	—	120,162
Provision for credit losses	29,821	—	29,821
Net interest income after provision for credit losses	90,341	—	90,341
Non-interest income	21,057	6,952	28,009
Non-interest expense	86,918	4,415	91,333
Income before provision for income taxes	24,480	2,537	27,017
Provision for income taxes	3,088	533	3,621
Net income	$21,392	$2,004	$23,396

For The Three Months Ended March 31, 2019
Interest and dividend income	$119,053	$—	$119,053
Interest expense	20,692	—	20,692
Net interest income	98,361	—	98,361
Provision for credit losses	2,507	—	2,507
Net interest income after provision for credit losses	95,854	—	95,854
Non-interest income	20,658	7,115	27,773
Non-interest expense	70,275	4,157	74,432
Income before provision for income taxes	46,237	2,958	49,195
Provision for income taxes	8,237	621	8,858
Net income	$38,000	$2,337	$40,337

Total non-fiduciary assets of the trust and investment services segment were $3.8 million (including $2.2 million of trust customer intangibles) and $4.1 million (including $2.4 million of trust customer intangibles) at March 31, 2020 and 2019, respectively.  All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three months ended March 31, 2020. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2019 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.Wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions including the effects of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance.  Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 236 branches and 228 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes.  Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2020 have remained unchanged, except as noted below, from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2019 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Allowance for Credit Losses— In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which require entities to use a new forward-looking “expected loss” model also referred to as the current expected credit loss model (“CECL”) on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses.  For available-for-sale debt securities with unrealized losses, entities measure credit losses in a manner similarly to current procedures, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments” and in May 2019 the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for Wesbanco was effective January 1, 2020.  In December 2018, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ adoption of the CECL methodology. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In response to the COVID-19 pandemic, the joint federal bank regulatory agencies issued an optional extension of the regulatory capital transition, which allows for a two-year delay and then a three-year transition period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021, (collectively the “CECL regulatory capital transition adjustment”). Wesbanco has elected to defer the impact of CECL for two years and then will phase in the impact of the adoption of this standard on the company’s regulatory capital over the subsequent three-year period.

Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, the materiality of the credit and loans that have been previously modified in a troubled debt restructuring (“TDR”). Upon adoption of this standard, acquired loans from prior acquisitions that met the guidelines under ASC 310-30 (formerly known as “purchased credit impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit impaired”) from prior acquisitions continues to accrete through interest income over the life of such loans.

Wesbanco formed a cross-functional team in 2016 to oversee the implementation of CECL. The team was responsible for completing an initial data gap assessment, determining if additional data was needed or current data could be improved upon, finalizing the loan segmentation procedures, analyzing the methodology options regarding the calculation of expected credit losses and concluding why the selected methodology is reasonable and in-line with accounting guidance. Wesbanco completed parallel runs in 2019 to ensure the various forecasting and modeling assumptions were reasonable and supportable, including certain qualitative factors that were developed to estimate the initial current expected credit loss allowance.  Wesbanco engaged a third-party to validate the data inputs and the models utilized in the CECL calculation. In addition, the Company prepared documentation of the accounting policy decisions, changes to the business processes and procedures, and the control environment under the adoption of this standard. The day 1 impact on the allowance for credit losses was an increase of $41.1 million, which included a $6.7 million adjustment for PCD loans and a $3.0 million adjustment related to loan commitments. The after-tax effect on retained earnings was $26.6 million as of January 1, 2020. The day 1 CECL calculation is derived from the selected assumption of a one-year reasonable and supportable forecast, which was obtained from a third-party vendor. After the forecast period, Wesbanco reverts back over a one-year period to historical loss rates adjusting for prepayments and curtailments, to estimate losses over the remaining life of loans. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of unemployment and interest rate spreads and prepayment speeds. See Note 5, “Loans and Allowance for Credit Losses” for further detail.

The allowance for credit losses reduces the loan portfolio to the net amount expected to be collected and establishes an allowance for unfunded loan commitments.  The allowance for credit losses represents the lifetime expected losses for all loans and unfunded loan commitments at the initial recognition date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries.  The provision also includes any necessary adjustments to the reserve for unfunded loan commitments, and such reserve is accounted for in other liabilities. Management evaluates the appropriateness of the allowance at least quarterly.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

The allowance for credit loss calculation is based on the loan’s amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs), acquired premium (discount) less write-downs. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when the loan is placed on non-accrual. Wesbanco made an accounting policy election to reverse accrued interest deemed uncollectible as a reversal of interest income.

The allowance for credit loss reflects the risk of loss in the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the probability of default (“PD”) / loss given default (“LGD”) approach to calculate the expected loss for each segment, which is then discounted. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads.  Management relies on macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee (FOMC) forecast and other third party forecasts from well recognized, leading economists.  These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported.  The model reversion period may range from one to three years.

The allowance for credit losses is calculated over the loan’s contractual life. For term loans, the contractual life is calculated based on the maturity date. For commercial and industrial (“C&I”) revolving loans with no stated maturity date, the contractual life is calculated based on the internal review date. For all other revolving loans, the contractual life is based on either the estimated maturity date or a default date. The contractual term does not include any expected extensions, renewals or modifications unless management has a reasonable expectation as of the reporting period that Wesbanco will execute a troubled debt restructuring (“TDR”) with the borrower. Management assumes a loan will become a TDR if a consumer loan has matured, has a principal balance, and has previously been partially charged-off. This assumption extends the maturity of these loans to six months beyond their respective maturity dates.

Contractual terms must be adjusted for prepayments to arrive at expected cash flows. Wesbanco models term loans with a “prepayment” rate, annualized to one year. When Wesbanco has a specific expectation of differing payment behavior for a given loan, the loan may be evaluated individually. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the cash flow.

The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, and the results of internal loan reviews and examinations by bank regulatory agencies. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial loans, including commercial real estate (“CRE”) and C&I, are individually-evaluated if they have unique characteristics, reported as TDR, or reported as non-accrual greater than $1 million.  Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. On April 7, 2020, the joint federal regulatory agencies issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised),” which further discusses loan modifications related to COVID-19. Wesbanco has extended loan principal and/or interest payments up to 180 days for customers whom are affected by the COVID-19 pandemic. These customers must meet certain criteria, such as being in good standing and not more than 30 days past due prior to the pandemic, as well other requirements noted in the regulatory agencies’ revised statement. Based on the guidance noted above, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered late with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it was determined upon entry into the program.

In response to the COVID-19 pandemic, Wesbanco launched a number of initiatives and precautionary measures intended to mitigate the impact of the COVID-19 virus outbreak by offering payment relief to affected borrowers through loan modifications, payment deferrals, and working capital facilities; adjusting branch operations to help protect the health and safety of our customers and employees while maintaining access to our services; and supporting local non-profit organizations through our grant programs.  Through May 4, 2020 we have assisted our residential mortgage customers with 565 loan modifications totaling $145 million, our consumer and home equity loan customers with 753 loan modifications totaling $30 million, and our commercial and business customers with more than 1,800 loan modifications totaling $2.0 billion, including most customers in our hotel loan portfolio.  In addition, we have been an active participant in the Small Business Administration’s Paycheck Protection Program (“PPP”), as established by the CARES Act.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended March 31, 2020 was $23.4 million, with diluted earnings per share of $0.35, compared to $40.3 million and $0.74 per diluted share, respectively, for the first quarter of 2019.  Net income excluding after-tax merger-related expenses for the three months ended March 31, 2020, was $27.5 million, or $0.41 per diluted share, as compared to $42.8 million and $0.78 per diluted share, respectively, in the prior year quarter (non-GAAP measures).

	For The Three Months Ended March 31,
	2020		2019
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$27,476	$0.41	$42,791	$0.78
Less: After tax merger-related expenses	(4,080)	(0.06)	(2,454)	(0.04)
Net income (GAAP)	$23,396	$0.35	$40,337	$0.74

(1)

Non-GAAP net income excludes after-tax merger-related expenses.  The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income increased $21.8 million or 22.2% in the first quarter of 2020 compared to the same quarter of 2019 due to a 26.0% increase in average earning assets, due primarily to the OLBK acquisition.  As a result of five federal funds rate decreases totaling 225 basis points from July 2019 to March 2020, the yield on earning assets decreased a total of 26 basis points and the cost of interest bearing liabilities decreased 15 basis points from the first quarter of 2019 to the same period of 2020. This resulted in the net interest margin decreasing by 14 basis points to 3.54% in the first quarter of 2020 compared to 3.68% in the first quarter of 2019.  Average loan balances increased by 35.5% from the first quarter of 2019, while average deposits increased by 24.6%, both mainly attributable to the OLBK acquisition.  Lastly, accretion from acquisitions benefited the first quarter net interest margin by 22 basis points, as compared to 19 basis points in the prior year period and 22 basis points during the fourth quarter of 2019.

The provision for credit losses increased to $29.8 million in the first quarter of 2020, due specifically to the implementation of the CECL accounting standard on January 1, 2020, and the effect of the COVID-19 pandemic. Net charge-offs, as a percentage of average portfolio loans, were 0.18% and 0.07% for the first quarter of 2020 and 2019, respectively.

For the first quarter of 2020, non-interest income increased $0.2 million or 0.8% compared to the first quarter of 2019, driven by debit sponsorship income and net securities gains. Debit sponsorship income, a new source of fee income acquired in the OLBK acquisition in November 2019, totaled $0.7 million for the first quarter of 2020.  Net securities gains increased $0.8 million due to a large sale of securities in March 2020 in order to create available cash for potential COVID-19 needs.  Offsetting these increases somewhat, electronic banking fees decreased $1.6 million or 27.8% due to a negative $2.7 million impact of the Durbin amendment to the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act. Swap fee-related income also decreased $0.5 million for the first quarter of 2020 compared to the first quarter in 2019, due to the decline in the fair value of existing swaps resulting from lower rates and the inverted yield curve during 2020.

Non-interest expense, excluding merger-related expenses in both periods, increased in the first quarter of 2020 by $14.8 million or 20.8%, compared to the first quarter of 2019.   This year-over-year increase is primarily due to higher salaries and wages, employee benefits, net occupancy, equipment, and other operating costs associated with additional staffing and financial center locations from the OLBK acquisition.  In addition, salaries and wages reflect the annual mid-year merit increases implemented last summer.   For the first quarter of 2020, merger-related expenses were $5.2 million related to the OLBK merger, as compared to $3.1 million for the first quarter of 2019, which were related to the FFKT merger.

During the first quarter, the effective tax rate was 13.4% as compared to 18.0% last year, and the provision for income taxes decreased $5.2 million to $3.6 million, primarily due to lower year-over-year pre-tax income.

In response to the current economic environment as a result of the COVID-19 pandemic, Wesbanco completed an interim goodwill impairment analysis as of March 31, 2020. Wesbanco concluded that goodwill, which has a carrying value of $1.1 billion, was not impaired as of March 31, 2020. If events and circumstances continue, such as the effects of the COVID-19 pandemic, Wesbanco will continue to quarterly assess goodwill for potential impairment.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2020	2019
Net interest income	$120,162	$98,361
Taxable equivalent adjustment to net interest income	1,184	1,473
Net interest income, fully taxable equivalent	$121,346	$99,834
Net interest spread, non-taxable equivalent	3.25%	3.34%
Benefit of net non-interest bearing liabilities	0.26%	0.29%
Net interest margin	3.51%	3.63%
Taxable equivalent adjustment	0.03%	0.05%
Net interest margin, fully taxable equivalent	3.54%	3.68%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings.  Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $21.8 million or 22.2% in the first quarter of 2020 compared to the first quarter of 2019, due to a 26.0% increase in average earning asset balances, primarily driven by the acquisition of OLBK, which closed midway through the fourth quarter of 2019.  Average loan balances increased 35.5% in the first quarter of 2020 primarily from the acquisition of OLBK compared to the first quarter of 2019. Excluding the OLBK acquisition, portfolio loans increased by 2.6% from March 31, 2019, as growth occurred in the commercial real estate, commercial and industrial, and residential real estate categories. Overall loan growth was boosted in the first quarter of 2020 due to lower loan rates and prepayments, and fewer loans going to the secondary market.  Total average deposits increased in the first quarter of 2020 by $2.2 billion or 24.6% compared to the first quarter of 2019, due to the deposits acquired from OLBK.   The net interest margin decreased by 14 basis points to 3.54% in the first quarter of 2020 from the same quarter of 2019.  The margin’s decline was due to multiple decreases during late 2019 and the first quarter of 2020 in the Federal Reserve’s target federal funds rate and a flat to sometimes inverted yield curve, and was partially offset by higher purchase accounting accretion.  Approximately 22 basis points of accretion from OLBK and other prior acquisitions was included in the first quarter 2020 net interest margin compared to 19 basis points in the 2019 first quarter net interest margin. Yields decreased for most earning asset categories in 2020. The cost of interest bearing liabilities decreased by 15 basis points from the first quarter of 2019 to the first quarter of 2020. The decrease in the cost is primarily due to rate decreases for interest bearing demand deposits, which include public funds, and lower rates for certificates of deposit, customer repurchase agreements, short to medium-term Federal Home Loan Bank borrowings and junior subordinated debentures in response to the general decrease in overall borrowing rates in the marketplace resulting from lower rates across the yield curve.

Interest income increased $23.4 million or 19.7% in the first quarter of 2020 compared to the same period of 2019 due to higher overall earning assets, mostly attributable to the OLBK acquisition, partially offset by lower yields in almost every major earning asset category.  Earning asset yields were influenced negatively by COVID-19 in the first quarter of 2020 compared to the first quarter of 2019. In March, the Federal Reserve dropped the federal fund rate by 150 basis points in addition to the 75 basis points that occurred in the last half of 2019.  Average loan balances increased $2.7 billion or 35.5% in the first quarter of 2020 compared to the first quarter of 2019, due primarily to the acquisition of OLBK. Loan yields decreased by 43 basis points during this same period to 4.63% from the previously mentioned federal funds rate decreases.  Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories.  In the first quarter of 2020, average loans represented 75.2% of average earning assets, an increase from 69.9% in the first quarter of 2019.  Average taxable securities balances increased $222.8 million or 9.5% from the first quarter of 2019, due partially to the securities acquired in the OLBK acquisition, net of sales, and purchases in 2020. Not reflected in the current quarter’s average balance was the sale of approximately $218 million of mortgage-backed securities at the end of the first quarter, to take advantage of market opportunities and to create liquidity for COVID-19 related reasons. Taxable securities yields decreased by 19 basis points and tax-exempt securities yields increased by five basis points in the first quarter of 2020 from the first quarter of 2019. The recent flat and inverted yield curve have resulted in the yield decrease for taxable securities, as calls and maturities of tax-exempt securities have been replaced with taxable securities due to their lower tax equivalency benefit.  Increased prepayments on mortgage-backed securities in the lower rate environment also reduced the taxable securities yields due to higher amortization. The average balance of tax-exempt securities, which have the highest yields within securities, decreased to 20.1% of total average securities in the first quarter of 2020 compared to 25.6% in the first quarter of 2019.

Total portfolio loans increased $2.7 billion or 35.0% over the last twelve months, while total commercial loans increased $2.3 billion or 44.7%.  Loan growth was achieved through $3.3 billion in total loan originations, led by $2.1 billion in business loan originations for the past twelve months.  Loan growth was driven by the acquisition of OLBK in 2019, expanded market areas and additional commercial personnel in our core markets, but was partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their commercial real estate mortgages, and some financed projects were sold by their developers.

Commercial loans with floors currently average 4.36% on approximately $2.2 billion or 29% of total commercial loans at March 31, 2020, as compared to $2.4 billion averaging 4.50% or 33% of commercial loans at December 31, 2019. Approximately 64% or $1.4 billion of these loans are currently priced at their floor, as compared to 49% or $1.2 billion at December 31, 2019. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing dates. In addition, in a declining rate environment, some customers may request rates below existing contractual floors, which we may grant for competitive or other reasons.

Interest expense increased $1.6 million or 7.7% in the first quarter of 2020 as compared to the same period in 2019, due to increases in the balances of interest bearing liabilities from the acquisition of OLBK, partially offset by decreases in the rates paid on most interest bearing liability categories as market rates dropped in reaction to COVID-19, as well as higher purchase accounting deposit accretion. The cost of interest bearing liabilities decreased by 15 basis points from the first quarter of 2019 to 0.91% in 2020.  Average interest bearing deposits increased $1.4 billion or 22.7% from the first quarter of 2019, due to the acquisition of OLBK and increases in organic deposits.  The rate on interest bearing deposits decreased 10 basis points from the first quarter of 2019, primarily from decreases in rates on interest bearing public funds and certificates of deposit. Average non-interest bearing demand deposit balances increased from the first quarter of 2019 to the first quarter of 2020 by $716.8 million or 29.6% and were 28.6% of total average deposits at March 31, 2020, compared to 27.5% at March 31, 2019, partially reflecting the acquired OLBK non-interest bearing demand deposits and ongoing checking account marketing strategies. The average balance of FHLB borrowings increased $418.2 million from the first quarter of 2019 to 2020 due to borrowings acquired in the OLBK acquisition and also as Wesbanco increased liquidity sources in response to the COVID-19 pandemic; however, the average rate paid decreased by 19 basis points to 2.25% over this same time period due to lower interest rates on new borrowings and the maturity of some legacy higher-rate borrowings in the first quarter of 2020. Average other borrowings and junior subordinated debt balances increased $17.2 million or 3.3% from the first quarter of 2019 to 2020, partially due to the acquisition of OLBK, and their average rates paid decreased by 88 and 42 basis points, respectively, over this same time period due to decreases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced.

The 150 basis points in total Federal funds rate cuts in the first quarter, as well as the generally lower rates across the yield curve, are expected to result in the core net interest margin declining approximately 20 to 25 basis points over the remainder of the year. Lower anticipated earning asset yields caused by loans repricing to lower rates, new loan production rates being lower than existing loan rates, and security cash flows being reinvested at lower rates are expected to be partially offset by aggressive price reductions to deposit rates at the end of the first quarter and lower wholesale funding costs. Wesbanco participation in the PPP program is expected to positively contribute to net interest income resulting in a modest increase to net interest margin this year.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended March 31,
	2020		2019
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$133,532	1.21%	$76,731	1.70%
Loans, net of unearned income (1)	10,375,187	4.63%	7,659,542	5.06%
Securities: (2)
Taxable	2,576,668	2.65%	2,353,856	2.84%
Tax-exempt (3)	646,587	3.51%	810,702	3.46%
Total securities	3,223,255	2.82%	3,164,558	3.00%
Other earning assets	69,581	6.37%	52,114	7.30%
Total earning assets (3)	13,801,555	4.19%	10,952,945	4.45%
Other assets	1,983,384		1,557,087
Total Assets	$15,784,939		$12,510,032

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,342,441	0.58%	$2,129,601	0.75%
Money market accounts	1,543,763	0.61%	1,154,563	0.67%
Savings deposits	1,953,487	0.19%	1,659,751	0.13%
Certificates of deposit	1,989,450	0.82%	1,438,468	1.10%
Total interest bearing deposits	7,829,141	0.55%	6,382,383	0.65%
Federal Home Loan Bank borrowings	1,471,175	2.25%	1,053,014	2.44%
Other borrowings	336,042	1.04%	327,839	1.92%
Subordinated debt and junior subordinated debt	198,494	4.99%	189,524	5.41%
Total interest bearing liabilities (1)	9,834,852	0.91%	7,952,760	1.06%
Non-interest bearing demand deposits	3,137,279		2,420,462
Other liabilities	218,739		134,100
Shareholders’ equity	2,594,069		2,002,710
Total Liabilities and Shareholders’ Equity	$15,784,939		$12,510,032
Taxable equivalent net interest spread		3.28%		3.39%
Taxable equivalent net interest margin		3.54%		3.68%

(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans are $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $4.1 million and $4.9 million for the three months ended March 31, 2020 and 2019, respectively. Accretion on interest bearing liabilities acquired from prior acquisitions was $3.4 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

(2)	Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for each period presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For The Three Months Ended March 31, 2020
	Compared to March 31, 2019
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$191	$(116)	$75
Loans, net of unearned income	32,068	(8,067)	24,001
Taxable securities	1,519	(1,266)	253
Tax-exempt securities (1)	(1,431)	58	(1,373)
Other earning assets	288	(138)	150
Total interest income change (1)	32,635	(9,529)	23,106
Increase (decrease) in interest expense:
Interest bearing demand deposits	367	(919)	(552)
Money market accounts	601	(148)	453
Savings deposits	104	297	401
Certificates of deposit	1,269	(1,118)	151
Federal Home Loan Bank borrowings	2,366	(471)	1,895
Other borrowings	38	(724)	(686)
Subordinated debt and junior subordinated debt	116	(184)	(68)
Total interest expense change	4,861	(3,267)	1,594
Net interest income increase (decrease) (1)	$27,774	$(6,262)	$21,512

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb losses incurred within the loan portfolio.  The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb losses incurred on unfunded commitments.  The provision for credit losses - loans and loan commitments increased to $29.8 million in the first quarter of 2020 compared to $2.5 million in the first quarter of 2019 due to the adoption of CECL on January 1, 2020, and as a result of changes in the macroeconomic forecast resulting in expected significantly higher unemployment over the reasonable and supportable forecast period of one year.  Non-performing loans were 0.38% of total loans as of March 31, 2020, decreasing from 0.47% of total loans at the end of the first quarter of 2019. Non-performing assets were 0.39% of total loans and other real estate and repossessed assets as of March 31, 2020, decreasing from 0.54% at the end of the first quarter of 2019.  Criticized and classified loans were 2.09% of total loans, increasing from 1.42% as of March 31, 2019 primarily due to recent adjustments to the internal loan classification system which impacted risk grades. Past due loans at March 31, 2020 were 0.46% of total loans, compared to 0.32% at March 31, 2019. Annualized net loan charge-offs increased to 0.18% as of March 31, 2020 compared to 0.07% as of March 31, 2019.  (Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For The Three Months Ended March 31,
(unaudited, dollars in thousands)	2020	2019	$ Change	% Change
Trust fees	$6,952	$7,115	$(163)	(2.3)
Service charges on deposits	6,617	6,549	68	1.0
Electronic banking fees	4,254	5,892	(1,638)	(27.8)
Net securities brokerage revenue	1,679	1,860	(181)	(9.7)
Bank-owned life insurance	1,769	1,319	450	34.1
Net securities gains	1,491	657	834	126.9
Mortgage banking income	1,276	1,056	220	20.8
Net insurance services revenue	845	908	(63)	(6.9)
Debit card sponsorship income	708	—	708	100.0
Payment processing fees	680	648	32	4.9
Net gain on other real estate owned and other assets	169	136	33	24.3
Swap fee and valuation income	(102)	369	(471)	(127.6)
Other	1,671	1,264	407	32.2
Total non-interest income	$28,009	$27,773	$236	0.8

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the first quarter of 2020, non-interest income increased $0.2 million or 0.8% compared to the first quarter of 2019 primarily due to the acquisition of OLBK and the new debit sponsorship income revenue stream, a $0.8 million increase in net securities gains and a $0.5 million increase in bank-owned life insurance. The increases were offset by the Durbin amendment and its impact on electronic banking fees and the COVID-19 impact on several revenue streams including trust fees, net securities brokerage revenue and swap fee and valuation income.

Trust fees decreased $0.2 million or 2.3% compared to the first quarter of 2019 due to a decrease in the market value of trust assets resulting from lower market values due to the pandemic. Total trust assets have decreased $0.4 billion from $4.5 billion at March 31, 2019 to $4.1 billion at March 31, 2020. At March 31, 2020, trust assets include managed assets of $3.3 billion and non-managed (custodial) assets of $0.8 billion.  Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $816.2 million as of March 31, 2020 and $913.4 million at March 31, 2019 and are included in managed assets.

Electronic banking fees, which include debit card interchange fees, decreased $1.6 million or 27.8% compared to the first quarter of 2019 which reflected an approximate $2.7 million impact on first quarter 2020 fees from the ongoing limitation on interchange fees for debit card processing that resulted from the Durbin amendment to the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act.  This limitation only applies to banks with greater than $10 billion in total assets, and took effect for Wesbanco in the third quarter of 2019.  Slightly offsetting the effect of the Durbin amendment is a higher volume of debit card transactions, mostly from the increased customer base from the OLBK acquisition.

Bank-owned life insurance increased $0.5 million or 34.1% from the first quarter of 2019 due to a higher cash surrender value from that in the prior period.  The total cash surrender value increased from $226.6 million at March 31, 2019 to $301.3 million at March 31, 2020, primarily attributable to the bank-owned life insurance acquired from OLBK and earnings on the portfolio.

Net securities gains increased $0.8 million or 126.9% in the first three months of 2020 compared to the same period of 2019, due to the sale of approximately $218 million of mortgage-backed securities in March 2020 in order to take advantage of market conditions and to create additional liquidity for potential COVID-19 related needs.  These gains were partially offset by a negative $1.3 million market adjustment in the deferred compensation plan, which had an offsetting reduction in employee benefits expense.

Mortgage banking income increased $0.2 million or 20.8% from the first quarter of 2019 to the first quarter of 2020.  For the first three months of 2020, mortgage production was $217.0 million, which was an increase of 130.7% from the comparable 2019 period. For the three months ended March 31, 2020, $102.1 million in mortgages were sold into the secondary market at a net margin of 1.3% as compared to $39.4 million at a net margin of 2.7% in the comparable 2019 period. Included in mortgage banking income and the calculation of net margin noted above is a $2.8 million loss and a $0.3 million loss from the fair value adjustments on loans held for sale, loan commitments and related derivatives for the three months ended March 31, 2020 and 2019, respectively.  Such losses were a result of the extreme market volatility stemming from COVID-19, and as a result, sale margins were reduced due to lower values associated with loan commitments and the accompanying mortgage servicing rights.

Debit card sponsorship income is a new revenue stream for Wesbanco acquired in the OLBK acquisition on November 22, 2019.  The fees are earned from Wesbanco’s sponsorship of certain customers into various debit networks and are generated from the total transactions processed on the debit networks. Debit sponsorship income was $0.7 million for the quarter ended March 31, 2020. Wesbanco intends to reduce this program’s customer-related revenues over the next 12-18 months for risk-related reasons.

Swap fee and valuation income decreased $0.5 million or 127.6% for the first quarter of 2020 compared to the first quarter of 2019 due to a decrease in the fair value of existing swaps resulting from the lower and inverted yield curve during 2020, slightly offset by an increased volume of new loan swaps in the first quarter of 2020.  For the three months ended March 31, 2020, new swaps executed totaled $135.6 million resulting in $2.6 million of fee income, compared to new swaps executed of $39.8 million resulting in $0.7 million of fee income for the three months ended March 31, 2019.  Fair value adjustments for the three months ended March 31, 2020 and 2019 were ($2.8) million and ($0.3) million, respectively.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For The Three Months Ended March 31,
(unaudited, dollars in thousands)	2020	2019	$ Change	% Change
Salaries and wages	$38,910	$30,940	$7,970	25.8
Employee benefits	10,373	9,989	384	3.8
Net occupancy	7,084	5,566	1,518	27.3
Equipment	6,039	4,833	1,206	25.0
Marketing	1,138	1,243	(105)	(8.4)
FDIC insurance	2,113	1,353	760	56.2
Amortization of intangible assets	3,374	2,514	860	34.2
Restructuring and merger-related expenses	5,164	3,107	2,057	66.2
Franchise and other miscellaneous taxes	3,742	3,026	716	23.7
Consulting, regulatory, accounting and advisory fees	2,841	1,817	1,024	56.4
ATM and electronic banking interchange expenses	1,789	1,723	66	3.8
Postage and courier expenses	1,257	1,549	(292)	(18.9)
Legal fees	815	679	136	20.0
Communications	1,024	930	94	10.1
Supplies	1,217	1,140	77	6.8
Other real estate owned and foreclosure expenses	(65)	12	(77)	(641.7)
Other	4,518	4,011	507	12.6
Total non-interest expense	$91,333	$74,432	$16,901	22.7

Non-interest expense in the first quarter of 2020 increased $16.9 million or 22.7% compared to the same quarter in 2019, principally due to the OLBK acquisition, which increased assets by $3.0 billion, excluding goodwill, and added 37 offices to our branch network.  In the first three months of 2020, there were $5.2 million of merger-related expenses for the OLBK acquisition, as compared to $3.1 million in the first quarter of 2019 for the FFKT acquisition.  Excluding merger-related expenses, non-interest expense increased $14.8 million or 20.8% from the first quarter of 2019 to the first quarter of 2020.

Salaries and wages increased $8.0 million or 25.8% from the first quarter of 2019 due to increased compensation expense related to an increase in full-time equivalent (“FTE”) employees from the OLBK acquisition and from annual merit increases in mid-2019.  Employee benefits expense increased $0.4 million compared to the first quarter of 2019, due to an increase in health care costs, and was slightly offset by a $1.3 million market adjustment in the first quarter of 2020 on the underlying investments of the deferred compensation plan, for which a corresponding entry was recorded in net securities gains (losses).

Net occupancy increased $1.5 million or 27.3% from the first quarter of 2019, principally due to increased building related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, mostly from the acquired retail branches, as well as normal building maintenance and repair costs of the legacy branch network and other infrastructure needs.

Equipment costs increased $1.2 million or 25.0% compared to the first quarter of 2019, due to the OLBK acquisition and increases in service agreements expense from continuous improvements in technology and communication infrastructure, software costs and origination and customer support centers.

FDIC insurance increased $0.8 million or 56.2% compared to the first quarter of 2019, due to the growth in the Bank’s balance sheet primarily from the OLBK acquisition in November 2019, which caused the assessment base to increase.

Amortization of intangible assets increased $0.9 million or 34.2% compared to the first quarter of 2019.  The OLBK acquisition added approximately $32.9 million in core deposit intangibles. The final core deposit intangible valuation for OLBK was received in the first quarter, of which the intangible asset and related amortization was trued-up from the estimate previously utilized as of December 31, 2019.

Restructuring and merger-related expenses in the first quarter of 2020 totaled $5.2 million, all of which were related to the OLBK acquisition that closed in the fourth quarter of 2019.  The merger related expenses included $2.2 million in change in control payments, $1.2 million in non-refundable one-time conversion costs, $0.9 million in severance and retention costs, $0.6 million in contract termination costs and $0.3 million in miscellaneous accounting and valuation fees.

Consulting, regulatory, accounting and advisory fees increased $1.0 million or 56.4% from the first quarter of 2019 due to increased swap clearing expense, from a higher volume of cleared swaps in the first quarter of 2020 compared to same period of 2019, as well as increased underwriting and processing fees from a higher volume of mortgage originations in the current period.

INCOME TAXES

The provision for income taxes decreased $5.2 million or 59.1% in the first quarter of 2020 compared to the first quarter of 2019, primarily due to a $22.2 million or 45.1% decrease in pre-tax income. The effective tax rate decreased to 13.4% compared to 18.0% in the first quarter of

2019.  The decrease in the effective tax rate was also due to the establishment of Maryland deferred taxes as well as a carryback claim as a result of the acquisition of OLBK. Wesbanco expects the effective tax rate to be approximately 17.0 – 17.5% for the remainder of 2020.

FINANCIAL CONDITION

Total assets and deposits increased 1.8% and 0.4%, respectively, while shareholders’ equity decreased 0.3%, compared to December 31, 2019. Total securities decreased $170.2 million or 5.2% from December 31, 2019 to March 31, 2020, primarily driven by the sale of mortgage-backed securities and collateralized mortgage obligations, at a net gain of $2.1 million, to provide for additional liquidity related to potential COVID-19 requirements. The securities’ decrease was partially offset by a $52.0 million increase in unrealized gains in the available-for-sale portfolio. Total portfolio loans increased $81.6 million or 0.8%. Deposits increased $39.3 million from year-end resulting from increases of 2.6%, 1.5%, and 1.4% in savings deposits, demand deposits, and money market deposits, respectively, which were partially offset by a 5.7% decrease in certificates of deposit. The increase in transactional account balances is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities, coupled with deposits from bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit, primarily for single-service customers, and customer preferences for other deposit types, which was partially offset by a $17.0 million increase in CDARS® balances. Total borrowings increased 11.3% or $213.7 million during the first three months of 2020 as new FHLB borrowings exceeded maturities by $170.0 million and other short-term borrowings increased $51.6 million to build additional balance sheet liquidity. These increases were partially offset by $6.7 million of junior subordinated debentures, acquired from OLBH, which were redeemed during the first three months of 2020. Total shareholders’ equity decreased approximately $7.9 million or 0.3%, compared to December 31, 2019, primarily due to the retained earnings effect of ASU 2016-13 adoption totaling $26.6 million and share repurchase activity totaling $25.0 million, which were partially offset by net income exceeding dividends for the period by $2.0 million and a $39.9 million other comprehensive income gain.

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2020	2019	Change ($)	Change (%)
Equity securities (at fair value)	$11,230	$12,343	$(1,113)	(9.0)
Available-for-sale debt securities (at fair value)
U.S. Treasury	21,508	32,836	(11,328)	(34.5)
U.S. Government sponsored entities and agencies	159,379	159,628	(249)	(0.2)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,671,469	1,815,987	(144,518)	(8.0)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	223,827	190,409	33,418	17.6
Obligations of states and political subdivisions	141,573	145,609	(4,036)	(2.8)
Corporate debt securities	44,326	49,089	(4,763)	(9.7)
Total available-for-sale debt securities	$2,262,082	$2,393,558	$(131,476)	(5.5)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$9,041	$9,216	$(175)	(1.9)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	116,214	122,937	(6,723)	(5.5)
Obligations of states and political subdivisions	655,952	686,376	(30,424)	(4.4)
Corporate debt securities	33,207	33,224	(17)	(0.1)
Total held-to-maturity debt securities	814,414	851,753	(37,339)	(4.4)
Total securities	$3,087,726	$3,257,654	$(169,928)	(5.2)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.66%	2.67%
As a % of total securities	73.6%	73.9%
Weighted average life (in years)	4.1	4.1
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.48%	3.51%
As a % of total securities	26.4%	26.1%
Weighted average life (in years)	3.6	3.8
Total securities:
Weighted average yield at the respective period end (2)	2.88%	2.89%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	3.9	4.0

(1)

At March 31, 2020 and December 31, 2019, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased $169.9 million or 5.2% from December 31, 2019 to March 31, 2020.  Through the first three months of 2020, the available-for-sale portfolio decreased $131.5 million or 5.5% due to the sale of residential mortgage-backed securities at the end of the first quarter to take advantage of market opportunities and to free up cash for COVID-19 related needs, such as larger commercial or home equity line withdrawals, while the held-to-maturity portfolio decreased $37.3 million or 4.4% due to calls of municipal securities in the current lower rate environment.  The weighted average yield of the portfolio decreased by 1 basis point from 2.89% at December 31, 2019 to 2.88% at March 31, 2020, primarily due to increased prepayment speeds on mortgage-backed securities as market rates declined in the first quarter, and the noted sales at a net gain.

Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2020 and December 31, 2019 were $58.0 million and $20.7 million, respectively.  The net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after tax-basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity.   Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in the other comprehensive income, were $26.7 million at March 31, 2020, compared to $22.8 at December 31, 2019.  With approximately 26% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income (loss) as if the entire portfolio were included in the available-for-sale category. The increase in unrealized gains from year-end are due to the significant decrease in market rates and the shape of the yield curve throughout the first quarter resulting from COVID-19 and the federal funds rate decreases. Volatility in the municipal and corporate bond markets mitigated the overall increase in unrealized gains for those sectors of the portfolio.

Net realized securities gains increased $0.8 million, or 126.9% from the first quarter of 2019 due to the sale of approximately $218 million of securities in March 2020 in order to take advantage of market opportunities and create additional liquidity. Such gains were partially offset by a negative $1.3 million market adjustment in the deferred compensation plan.

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

On January 1, 2020, Wesbanco adopted ASU 2016-13 (Topic 326), Measurement of Credit Losses on Financial Instruments. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represents the CECL allowance as of January 1, 2020.  The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted.  Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historical default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset.  The losses are recorded on the income statement in the provision for credit losses.  Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

Wesbanco’s municipal portfolio comprises 25.8% of the overall securities portfolio as of March 31, 2020 compared to 25.5% as of December 31, 2019, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	March 31, 2020		December 31, 2019
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade – Prime	$72,695	8.9	$78,730	9.2
Investment Grade – High	555,862	67.9	569,085	66.7
Investment Grade - Upper Medium	177,783	21.7	190,696	22.4
Investment Grade - Lower Medium	3,053	0.4	3,042	0.4
Non-Investment Grade – Speculative		—	638	0.1
Not rated by either agency	9,291	1.1	10,011	1.2
Total municipal bond portfolio	$818,684	100.0	$852,202	100.0

(1)	The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at March 31, 2020 consists of $164.8 million taxable (primarily Build America Bonds) and $653.8 million of tax-exempt general obligation and revenue bonds.  The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	March 31, 2020		December 31, 2019
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$563,294	68.8	$581,105	68.2
Revenue	255,390	31.2	271,097	31.8
Total municipal bond portfolio	$818,684	100.0	$852,202	100.0
Municipal bond issuer:
State Issued	$72,392	8.8	$76,228	8.9
Local Issued	746,292	91.2	775,974	91.1
Total municipal bond portfolio	$818,684	100.0	$852,202	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States.  The following table presents the top five states of municipal bond concentration based on total fair value at March 31, 2020:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	March 31, 2020
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$185,308	22.6
Ohio	92,187	11.3
Texas	71,410	8.7
Kentucky	43,592	5.3
West Virginia	37,031	4.5
All other states (1)	389,156	47.6
Total municipal bond portfolio	$818,684	100.0

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

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and pursuing collection efforts at the earliest stage of delinquency.  The Bank also monitors general economic conditions, including employment, housing activity and real estate values in its market.  The Bank also periodically evaluates and changes its underwriting standards when warranted based on market conditions, the historical performance of a category of the portfolio, or other external factors.  Credit risk is also regularly evaluated for the impact of adverse economic and other events, such as the current COVID-19 pandemic crisis, that increase the risk of default and the potential loss in the event of default to understand their impact on the Bank’s earnings and capital.

Over the last year, Wesbanco has been transitioning to a more objective internal loan grading system to reflect the credit quality of commercial loans.  Commercial loan risk grades are determined based on an evaluation of the relevant characteristics of each loan, assigned at inception and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan.  The primary factors used to determine the risk grade are the sufficiency, reliability and sustainability of the primary source of repayment and overall financial strength of the borrower.  The rating system more heavily weights the debt service coverage, leverage and loan to value factors to derive the risk grade.  Other factors that are considered at a lesser weighting include management, industry or property type risks, payment history, collateral or guarantees.

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2020		December 31, 2019
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$676,726	6.5	$777,151	7.5
Improved property	4,927,679	47.4	4,947,857	48.0
Total commercial real estate	5,604,405	53.9	5,725,008	55.5
Commercial and industrial	1,801,751	17.3	1,644,699	16.0
Residential real estate	1,929,590	18.6	1,873,647	18.2
Home equity	650,754	6.2	649,678	6.3
Consumer	363,096	3.5	374,953	3.6
Total portfolio loans	10,349,596	99.5	10,267,985	99.6
Loans held for sale	48,021	0.5	43,013	0.4
Total loans	$10,397,617	100.0	$10,310,998	100.0

(1)

Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $86.6 million or 0.8% from December 31, 2019, while portfolio loans increased $2.7 billion or 35.0% over the last twelve months.  While most of the loan growth was due to the acquisition of OLBK in November 2019, totaling $2.5 billion, the organic loan growth over the last twelve months was driven by strategic focus categories with 2.4% organic growth in commercial real estate and 4.2% organic growth in residential real estate.  There was no growth in home equity organic loan balances due to lower demand as a result of higher interest rates earlier in 2019 and tax changes.  Organic commercial and industrial loans increased 4.8% over the last twelve months.

Total loan commitments of $3.2 billion, including loans approved but not closed, decreased $13.5 million or 0.4% from December 31, 2019 due primarily to a decrease in lines of credit.  The line utilization percentage for the commercial portfolio was 44.3% at March 31, 2020 compared to 44.5% as of December 31, 2019.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

During the first quarter of 2020, Wesbanco sold $36.7 million of certain under-performing loans acquired from OLBK. The majority of these loans settled by March 31, 2020; however, $8.9 million settled in April 2020, and therefore they were classified as loans held for sale as of March 31, 2020.

Wesbanco is participating in the PPP loan program as established by the CARES Act. Starting April 3 through May 4, 2020, the Company has approved more than 5,900 loans totaling approximately $840 million to qualifying small businesses, non-profits and organizations throughout our six-state market.

TABLE 11. CRE EXPOSURE BY PROPERTY TYPE

	March 31, 2020
	CRE Land and Construction		CRE Improved Investment		CRE Improved Owner Occupied
(unaudited, in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Land	$195,993	$132,431	$45,055	$3,665	$5,333	$59	$382,536	$23,963	25.5
1-to-4 family	67,385	52,133	404,181	14,143	15,550	352	553,744	26,415	36.9
Multi-family	196,092	279,357	426,601	13,445	—	—	915,495	37,238	61.1
Retail	33,101	17,702	560,794	19,396	123,956	2,377	757,326	13,991	50.5
Office	30,229	33,598	467,731	13,841	196,850	3,285	745,534	30,000	49.7
Industrial	7,225	10,935	218,008	2,995	196,126	3,627	438,916	10,844	29.3
Lodging	24,476	24,451	633,083	10,578	14,392	359	707,339	25,000	47.2
Senior living	9,514	86,407	64,374	60	76,892	1,330	238,577	32,000	15.9
Hospital	3,871	4,894	3,311	—	42,813	12	54,901	15,202	3.7
Self-storage	11,958	5,196	11,061	9	3,512	31	31,767	5,425	2.1
Eating place	450	-	51,043	16,754	44,869	646	113,762	17,400	7.6
Gas station	500	1,250	17,290	—	71,521	332	90,893	6,510	6.1
Recreational	2,661	2,883	12,595	—	28,239	442	46,820	5,097	3.1
Dormitory	—	—	36,299	33	23,310	—	59,642	23,150	4.0
House of worship	1,673	—	2,425	1,335	35,946	990	42,369	3,452	2.8
Other special use	3,789	3,334	17,653	260	62,333	13,676	101,045	13,565	6.7
Mixed use	31,606	20,959	302,006	12,839	157,573	9,972	534,955	24,867	35.7
Unclassified	56,203	26,945	441,194	58,044	113,760	3,715	699,861	23,520	46.7
Total	$676,726	$702,475	$3,714,704	$167,397	$1,212,975	$41,205	$6,515,482	$37,238	434.6

(1)	Largest loan represents the largest contractual obligation of Wesbanco, which may not be fully funded.
(2)	Bank total risk-based capital.

Multi-family apartments represents the single largest category of CRE. Including construction loans, multi-family apartment exposure decreased $46.2 million or 4.8% as of March 31, 2020 compared to December 31, 2019. The exposure represents 61.1% of total risk-based capital as of March 31, 2020 compared to 64.2% as of December 31, 2019.

Retail represents the second largest category of CRE with total exposure of $757.3 million as of March 31, 2020. Retail exposure increased $10.9 million or 1.5% compared to December 31, 2019. This category represents 50.5% of total risk-based capital as of March 31, 2020 compared to 49.8% as of December 31, 2019.

Office buildings represent the third largest category of CRE with total exposure of $745.5 million as of March 31, 2020. Office building exposure decreased $42.6 million or 5.4% compared to December 31, 2019. This category represents 49.7% of total risk-based capital compared to 52.6% as of December 31, 2019.

Lodging represents the fourth largest category of CRE with total exposure of $707.3 million as of March 31, 2020. Lodging exposure decreased $49.1 million or 6.5% compared to December 31, 2019. This category represents 47.2% of total risk-based capital compared to 50.5% as of December 31, 2019.

TABLE 12. C&I AND OWNER OCCUPIED CRE EXPOSURE BY INDUSTRY

	March 31, 2020
	C&I		CRE Improved Owner Occupied Property
(unaudited, in thousands)	Loan Balance	Loan Commitment	Loan Balance	Loan Commitment	Total Exposure	Largest Loan (1)	% of Capital (2)
Agriculture and farming	$8,550	$5,347	$994	$1	$14,892	$2,500	1.0
Energy—oil and gas	7,082	14,263	13,367	38	34,750	5,000	2.3
Energy—mining and utilities	46,172	17,030	1,834	—	65,036	11,235	4.3
Construction—general	87,238	77,674	22,189	8,927	196,028	9,926	13.1
Construction—trades	126,927	83,297	40,086	1,854	252,164	17,500	16.8
Manufacturing—primary metals	20,659	29,067	4,182	175	54,083	29,700	3.6
Manufacturing—other	153,059	86,715	48,902	2,448	291,124	26,750	19.4
Wholesale and distribution	117,841	51,171	36,706	580	206,298	30,000	13.8
Retail—automobile dealers	49,375	22,379	36,383	1,983	110,120	8,500	7.3
Retail—other sales	65,263	62,099	119,944	2,903	250,209	10,000	16.7
Transportation and warehousing	43,591	27,678	38,116	891	110,276	13,565	7.4
Information and communications	9,717	2,501	1,715	—	13,933	2,076	0.9
Finance and insurance	73,778	73,210	7,638	50	154,676	15,000	10.3
Equipment leasing	56,382	45,106	10,816	58	112,362	11,355	7.5
Services—real estate	172,373	112,635	251,568	5,108	541,684	11,638	36.1
Services—business and professional	141,108	92,778	45,941	479	280,306	18,713	18.7
Services—personal and other	53,917	17,993	58,270	7,366	137,546	21,555	9.2
Schools and education services	94,732	10,395	25,257	227	130,611	17,441	8.7
Healthcare—medical practitioners	44,237	30,616	63,046	454	138,353	15,971	9.2
Healthcare—hospitals and other	73,233	35,956	148,379	3,289	260,857	30,586	17.4
Entertainment and recreation	10,147	3,653	28,918	1,171	43,889	5,097	2.9
Restaurants and lodging	82,442	23,424	105,874	1,050	212,790	23,150	14.2
Religious organizations	47,559	21,219	61,872	1,106	131,756	15,000	8.8
Government	116,065	58,118	11,078	398	185,659	36,371	12.4
Unclassified	100,304	113,737	29,900	649	244,590	7,500	16.3
Total	$1,801,751	$1,118,061	$1,212,975	$41,205	$4,173,992	$36,371	278.4

(1)	Largest loan represents the largest contractual obligation of Wesbanco, which may not be fully funded.
(2)	Bank total risk-based capital.

All of the services sectors combined represent the largest industry exposure at $956.1 million or 63.7% of total risk-based capital; however these sectors include a wide variety of service-providing businesses. Combined exposure to the service sectors decreased $128.1 million or 11.8% compared to December 31, 2019. Lessors of non-residential buildings is the single largest industry group exposure in the services sector.

The construction sectors combined represent the second largest industry exposure at $447.4 million or 29.9% of risk-based capital. Combined exposure increased $145.6 million or 48.3% compared to December 31, 2019. Specialty trade contracts is the single largest industry group in the construction sector.

The healthcare sectors combined represent the third largest industry exposure at $397.9 million or 26.5% of risk-based capital. Combined exposure increased $45.3 million or 12.8% compared to December 31, 2019. Nursing and residential care represents the largest industry group in the healthcare sector.

The retail sectors combined represent the fourth largest industry exposure at $363.4 million or 24.2% of risk-based capital. Combined exposure increased $11.8 million or 3.4% compared to December 31, 2019. Gasoline stations is the single largest industry group in the retail sector.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 13. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2020	December 31, 2019
Non-accrual loans:
Commercial real estate - land and construction	$205	$580
Commercial real estate - improved property	8,151	6,815
Commercial and industrial	2,655	14,313
Residential real estate	17,376	16,867
Home equity	5,643	5,903
Consumer	337	435
Total non-accrual loans (1)	34,367	44,913
TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	1,253	1,321
Commercial and industrial	172	191
Residential real estate	3,611	3,477
Home equity	369	411
Consumer	29	31
Total TDRs accruing interest (1)	5,434	5,431
Total non-performing loans	$39,801	$50,344
Other real estate owned and repossessed assets	1,083	4,178
Total non-performing assets	$40,884	$54,522
Non-performing loans/total portfolio loans	0.38%	0.49%
Non-performing assets/total assets	0.26%	0.35%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.39%	0.53%

(1)	TDRs on non-accrual of $1.6 million and $1.4 million at March 31, 2020 and December 31, 2019, respectively, are included in total non-accrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $10.5 million or 20.9%, from December 31, 2019, primarily due to one non-accrual relationship paying off a $10.8 million loan.  TDRs balances have remained constant from December 31, 2019 to March 31, 2020.  (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $3.1 million from December 31, 2019 primarily due to the disposition of one commercial property and continued efforts to liquidate properties.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 14. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	March 31, 2020	December 31, 2019
Loans past due 90 days or more:
Commercial real estate - land and construction	$804	$26
Commercial real estate - improved property	5,589	4,709
Commercial and industrial	2,623	1,793
Residential real estate	3,583	3,643
Home equity	894	985
Consumer	794	457
Total loans past due 90 days or more	14,287	11,613
Loans past due 30 to 89 days:
Commercial real estate - land and construction	1,470	650
Commercial real estate - improved property	13,244	15,256
Commercial and industrial	5,268	5,312
Residential real estate	6,378	8,183
Home equity	3,392	3,558
Consumer	3,053	3,371
Total loans past due 30 to 89 days	32,805	36,330
Total 30 days or more	$47,092	$47,943
Loans past due 90 days or more and accruing to total portfolio loans	0.14%	0.11%
Loans past due 30-89 days and accruing to total portfolio loans	0.32%	0.35%

Loans past due 30 days or more and accruing interest excluding non-accruals and TDRs decreased $0.9 million or 1.8% from December 31, 2019.  These loans continue to accrue interest because they are both well-secured and in the process of collection.  The decrease in the 30 to 89 days past due status was primarily due to a decrease in commercial real estate – improved property and residential real estate.  These decreases were partially offset by an increase in commercial real estate – land and construction.  The 30 – 89 days past due represented 0.32% of total loans at March 31, 2020 and 0.35% at December 31, 2019.  Loans past due 90 days or more increased $2.7 million compared to December 31, 2019 and represented 0.14% of total loans at March 31, 2020 compared to 0.11% at December 31, 2019.  The continued low levels of delinquency are the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency, stable unemployment and generally improved economic conditions. The current pandemic is expected to result in increased delinquencies and non-performing loans later in 2020. Loans currently modified as permitted by the regulatory authorities and the CARES Act are not included in Tables 13 or 14, as they are not considered non-performing TDRs, or past due.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

On January 1, 2020, Wesbanco adopted CECL, which resulted in a $41.4 million increase to the allowance for credit losses. Of the $41.4 million, $38.4 million related to the loan portfolio and $3.0 million relate to loan commitments. The effect on retained earnings (tax-effected) was $26.6 million.

As of March 31, 2020, the allowance for credit losses was $119.8 million of which $114.3 relates to loans and $5.6 million relates to loan commitments. The allowance for credit losses – loans is 1.10% of total portfolio loans as of March 31, 2020 compared to 0.51% as of December 31, 2019 when the allowance for loan losses (prior to the adoption of CECL) was $52.4 million.

The allowance for credit losses - loans individually-evaluated increased $6.6 million from December 31, 2019 to March 31, 2020 due to PCD loans acquired from the OLBK acquisition; however, since these were PCD loans there was no effect on the provision for credit losses. The allowance for loans collectively-evaluated increased from December 31, 2019 to March 31, 2020 by $55.2 million which includes $31.7 million related the adoption of CECL as of January 1, 2020.

The allowance for credit losses - loan commitments was $5.6 million at March 31, 2020 as compared to $0.9 million as of December 31, 2019, and is included in other liabilities on the Consolidated Balance Sheets. The allowance for credit losses - loan commitments includes a $3.0 million adjustment related to the adoption of CECL as of January 1, 2020.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD / LGD, which is then discounted. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of March 31, 2020, the forecast was based upon nationally-recognized published economic data through March 31, 2020, and is primarily driven by the national unemployment and interest rate spread forecasts. At quarter-end, national unemployment was projected to peak at 8.7%, and subsequently decreases to an average of 6.5% over the remainder of the forecast period. The macroeconomic factors and other model adjustments caused the allowance to increase $29.9 million from January 1, 2020 to March 31, 2020, net of management’s judgment. The quantitative results were adjusted downward due to the unusual level of governmental assistance provided to those individuals, businesses, non-profit organizations and other institutions impacted by the sudden downturn in the economy affected by the pandemic, as well as the fact that state unemployment rolls have been unusually bolstered by additional federal cash assistance to unemployment recipients and additional qualified individuals that are now able to receive such assistance, which were not considered in the quantitative model.

Forecasted projections of national unemployment through April 2020 have increased from the forecast utilized by Wesbanco as of March 31, 2020. If forecasted national unemployment continues to rise throughout 2020, this could cause an increase in the Allowance for Credit Losses, assuming other model variables remain relatively constant.

Criticized and classified loans were 2.09% of total loans, decreasing from 2.17% at December 31, 2019. Criticized and classified loans decreased $6.5 million from December 31, 2019 to $216.0 million at March 31, 2020, primarily due to one C&I credit that was paid off during the first quarter combined with certain under-performing loans acquired from OLBK that were sold during the first quarter, which were offset by loan downgrades.

Table 15 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.  The overall allowance for loans increased due to the reasons noted in the above paragraph.  The allowance for commercial and industrial loan commitments increased due to the downgrade of a commercial and industrial loan (as previously noted) with a remaining undrawn commitment balance.

TABLE 15. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	March 31, 2020	Percent of Total	December 31, 2019	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$6,442	5.4	$4,949	9.3
Commercial real estate - improved property	52,873	44.1	20,293	38.1
Commercial and industrial	39,227	32.7	14,116	26.5
Residential real estate	9,684	8.1	4,311	8.1
Home equity	1,096	0.9	4,422	8.3
Consumer	3,886	3.2	2,951	5.5
Deposit account overdrafts	1,064	0.9	1,387	2.6
Total allowance for credit losses - loans	$114,272	95.3	$52,429	98.4
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$5,111	4.3	$235	0.4
Commercial real estate - improved property	—	0.0	22	0.0
Commercial and industrial	—	0.0	311	0.6
Residential real estate	444	0.4	15	0.0
Home equity	17	0.0	250	0.5
Consumer	—	0.0	41	0.1
Total allowance for credit losses - loan commitments	5,572	4.7	874	1.6
Total allowance for credit losses - loans and loan commitments	$119,844	100.0	$53,303	100.0

Although the allowance for credit losses is allocated as described in Table 15, the total allowance is available to absorb actual losses in any category of the loan portfolio.  However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the provision for loan losses applicable to the category.  Management believes the allowance for credit losses is appropriate to absorb expected losses at March 31, 2020.

DEPOSITS

TABLE 16. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Deposits
Non-interest bearing demand	$3,191,713	$3,178,270	$13,443	0.4
Interest bearing demand	2,388,406	2,316,855	71,551	3.1
Money market	1,539,835	1,518,314	21,521	1.4
Savings deposits	1,984,057	1,934,647	49,410	2.6
Certificates of deposit	1,939,321	2,055,920	(116,599)	(5.7)
Total deposits	$11,043,332	$11,004,006	$39,326	0.4

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 236 financial centers.  The FDIC insures deposits up to $250,000 per account. The CARES Act provided the authorization to the FDIC to allow for a temporary increase in the insured limit through December 31, 2020.

Total deposits increased by $39.3 million or 0.4% during the first three months of 2020.  Interest bearing demand deposits, savings deposits, money market deposits and non-interest bearing demand deposits increased 3.1%, 2.6%, 1.4%, and 0.4%, respectively. The growth in transaction-based accounts is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. The transaction-based accounts increased towards the end of the quarter and into the second quarter from the CARES Act individual and family payments, as well as deposits from the small businesses obtaining loans from the PPP program. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through Wesbanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $234.7 million at March 31, 2020 compared to $232.2 million at December 31, 2019.

Certificates of deposit decreased $116.6 million due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco.  The decline was also impacted by customer run-off of higher cost certificates of deposit from the OLBK acquisition. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $90.3 million in outstanding balances at March 31, 2020, of which $36.8 million represented one-way buys, compared to $73.3 million in total outstanding balances at December 31, 2019, of which $11.8 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $495.4 million at March 31, 2020 compared to $524.2 million at December 31, 2019. Certificates of deposit of $100,000 or more were approximately $1.1 billion at March 31, 2020 compared to $1.2 billion at December 31, 2019.  Certificates of deposit totaling approximately $1.2 billion at March 31, 2020 with a cost of 1.45% are scheduled to mature within the next 12 months.  Wesbanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits.  From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 17. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2020	December 31, 2019	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,585,608	$1,415,615	$169,993	12.0
Other short-term borrowings	333,966	282,362	51,604	18.3
Subordinated debt and junior subordinated debt	192,008	199,869	(7,861)	(3.9)
Total	$2,111,582	$1,897,846	$213,736	11.3

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. During the first three months of 2020, FHLB borrowings increased $170.0 million, as $475.0 million in new advances offset $305.0 million in maturities, other principal paydowns and purchase accounting amortization. The average cost during the first three months of 2020 of maturing and paid-off FHLB borrowings was 2.04%, compared to the average cost of 1.38% for new FHLB advances during the period.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $334.0 million at March 31, 2020 compared to $282.4 million at December 31, 2019.  The increase is primarily due to a $49.1 million increase in overnight sweep checking accounts, coupled with a $10.0 million increase in callable repurchase agreements, which were partially offset by a $7.5 million decrease in federal funds purchased.

Subordinated debt and junior subordinated debt were $192.0 million at March 31, 2020 compared to $199.9 million at December 31, 2019. The decrease is primarily a result of the redemption of $6.7 million in junior subordinated debt during the first three months of 2020, which were assumed in the Old Line acquisition.

Wesbanco renewed and increased a revolving line of credit in August 2019, which is a senior obligation of the parent company, with another financial institution.  This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either March 31, 2020 or December 31, 2019.

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

The allowance for credit losses includes an allowance for unfunded loan commitments.  The allowance for credit losses represents the lifetime expected losses for all loans and unfunded loan commitments at the initial recognition date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries, which also includes any necessary adjustments to the reserve for unfunded loan commitments, and such reserve is accounted for in other liabilities. Management evaluates the appropriateness of the allowance at least quarterly.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

During the first quarter of 2020, Wesbanco extended its contract with its existing core service provider for an additional seven years, which includes upgraded and enhanced technological services. The new contract also includes additional products and services, which were previously obtained from various other third-party service providers.

CAPITAL RESOURCES

Shareholders' equity decreased $7.9 million or 0.3% from $2.6 billion at December 31, 2019.  The decrease resulted primarily from the retained earnings effect of the CECL adoption totaling $26.6 million, the repurchase of common shares totaling $25.0 million, and the declaration of common shareholder dividends totaling $21.4 million for the three months ended March 31, 2020, which were partially offset by net income during the current three-month period of $23.4 million and a $39.9 million other comprehensive income gain.  Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.32 per share in February, representing a 3.2% increase over the prior quarterly rate and a cumulative 129% increase since 2010.

Wesbanco purchased 786,010 shares of its common stock on the open market at a total cost of $25.0 million, or $31.77 per share during the three-month period ended March 31, 2020 under the current share repurchase plans, before suspending the share buyback program in early March, in an abundance of caution related to the growing COVID-19 pandemic. At March 31, 2020, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,730,283 shares.

In February 2020, Wesbanco granted 12,000 Total Shareholder Return Plan (“TSR”) shares for the performance period beginning January 1, 2020 and ending December 31, 2022 to certain executives. The award is determined at the end of the three-year period if the TSR of Wesbanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of Wesbanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group.  Upon achieving the market-based metric, shares determined to be earned by the participant become time-based and vest in three equal annual installments.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2020, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of March 31, 2020, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $156.8 million from the Bank.  Wesbanco expects to continue to improve its consolidated and Bank capital ratios as necessary over time, to fund organic growth and acquisitions, primarily from retaining a majority of its earnings.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. Regulatory capital levels without the capital benefit at March 31, 2020 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized” as the capital benefit approximated 30 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			March 31, 2020			December 31, 2019
	Minimum	Well			Minimum			Minimum
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount (1)	Amount	Ratio	Amount (1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,409,532	9.64%	$584,848	$1,441,738	11.30%	$510,306
Common equity Tier 1	4.50%	6.50%	1,409,532	12.51%	507,158	1,441,738	12.89%	503,486
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,409,532	12.51%	676,210	1,441,738	12.89%	671,314
Total capital to risk-weighted assets	8.00%	10.00%	1,671,688	14.83%	901,614	1,691,764	15.12%	895,086
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,402,023	9.60%	$584,007	$1,419,968	11.12%	$510,591
Common equity Tier 1	4.50%	6.50%	1,402,023	12.34%	511,137	1,419,968	12.74%	501,713
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,402,023	12.34%	681,517	1,419,968	12.74%	668,951
Total capital to risk-weighted assets	8.00%	10.00%	1,499,180	13.20%	908,689	1,498,494	13.44%	891,935

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands.  The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 64.0% at March 31, 2020 and deposit balances funded 69.0% of assets.

The following table lists the sources of liquidity from assets at March 31, 2020 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$593,872
Securities with a maturity date within the next year and callable securities	306,510
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	379,692
Loans held for sale	48,021
Accruing loans scheduled to mature	1,159,164
Normal loan repayments	2,516,522
Total sources of liquidity expected within the next year	$5,003,781

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $11.0 billion at March 31, 2020. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.2 billion at March 31, 2020, which includes jumbo regular certificates of deposit totaling $640.9 million with a weighted-average cost of 1.77%, and jumbo CDARS® deposits of $79.3 million with a weighted-average cost of 1.60%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $2.9 billion and $3.2 billion at March 31, 2020 and December 31, 2019, respectively.  The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation.  Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At March 31, 2020, the Bank had unpledged available-for-sale securities with an amortized cost of $345.8 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings.  Available liquidity through the sale of investment securities is currently limited, as only approximately 16.2% of the available-for-sale portfolio is unpledged, due to the pledging agreements that Wesbanco has with their public deposit customers.  Public deposit balances have increased significantly through the ESB, YCB, FTSB, FFKT and OLBK acquisitions.  Wesbanco’s held-to-maturity portfolio currently contains $587.8 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio.  If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for some time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. At March 31, 2020, Wesbanco had a BIC line of credit totaling $211.5 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at March 31, 2020, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $334.0 million at March 31, 2020 consisted of callable repurchase agreements, overnight sweep checking accounts for large commercial customers, and federal funds purchased.  There has been an increase of $20.9 million in the average deposit balances of overnight sweep checking accounts during the first three months of 2020 primarily from the OLBK acquisition.  The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $147.9 million in cash and investments on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2020.  Wesbanco is in compliance with all loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2020, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $156.8 million from the Bank.  Management believes these are appropriate levels of cash for the parent company given the current environment.  Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $3.2 billion and $3.3 billion at March 31, 2020 and December 31, 2019, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 11, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model.  Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period.  The table below indicates Wesbanco’s interest rate sensitivity at March 31, 2020 and December 31, 2019, assuming the above-noted interest rate increases, as compared to a base model.  In the current interest rate environment, particularly for short-term rates, the 100 – 300 basis points decreasing changes for March 31, 2020 and the 200 – 300 basis points decreasing changes for December 31, 2019 are not shown due to the unrealistic nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2020	December 31, 2019	Guidelines
+300	7.8%	5.6%	(15.0%)
+200	5.7%	3.9%	(12.5%)
+100	3.4%	2.2%	(10.0%)
-100	N/A	(4.2%)	(10.0%)

Adjustments to relative sensitivities are due to the impact of the current lower rate and yield curve environment on base case net interest income and the related calculation of parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as adjustments for various modeling assumptions. Generally, deposit betas utilized in modeling are estimated at more conservative percentages for both up and down rate scenarios than has been the Bank’s historical experience, as a result of both competitive factors in our markets and as public funds and institutional contract terms are renewed. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically in our models for non-maturity deposits and loans. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons.

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios.  Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates.  The following table presents these results and Wesbanco’s policy limits as of March 31, 2020 and December 31, 2019. Changes in EVE sensitivity since year-end 2019 relate to the significant decrease in market interest rates, particularly in the latter half of the first quarter of 2020, and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	March 31, 2020	December 31, 2019	Guidelines
+300	8.4%	2.6%	(30.0%)
+200	8.9%	3.4%	(20.0%)
+100	7.5%	4.1%	(10.0%)
-100	N/A	(5.4%)	(10.0%)

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

CHANGES IN INTERNAL CONTROLS—There were no changes in Wesbanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, Wesbanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Wesbanco is involved in various lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business.  While any litigation contains an element of uncertainty, Wesbanco does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

ITEM 1A. RISK FACTORS

In light of recent developments relating to COVID-19, and as previously disclosed in Item 8.01 of its Current Report on Form 8-K filed with the SEC on April 27, 2020, Wesbanco is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 28, 2020 (“Annual Report”). The following risk factors should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K.  Any of the risks described in our Annual Report on Form 10-K, as well as any of the risks described below, could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also adversely impact our business or financial results.  Moreover, the effects of the COVID-19 pandemic may heighten many of the other risk factors in our Annual Report and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K including, but not limited to, risks of credit deterioration, interest rate changes, rating agency actions, governmental actions, market volatility, theft, fraud, security breaches and technology interruptions. Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic is adversely affecting THE OPERATIONS OF us and our customers.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions.  This pandemic has caused many state governments to enact “shelter in place” orders and the institution of social distancing requirements, which have adversely impacted the economy due to the vast restrictions and forced closures of non-essential businesses during the quarantine period. As a result, many of our customers have been adversely affected by business closures.  Accordingly, COVID-19 may result in a significant decrease in our customer’ business and/or cause our customers to be unable to meet existing payment or other obligations to us.  These adverse impacts on the businesses of our customers could cause a material adverse effect to our business, financial condition, and results of operations.

NEGATIVE ECONOMIC FACTORS MAY ADVERSELY AFFECT WESBANCO’S FINANCIAL PERFORMANCE.

Negative economic conditions in our markets may adversely affect Wesbanco’s financial performance. Current shelter-in-place orders in many of Wesbanco’s markets of West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, will result in negative economic factors depending on the length of such government restrictions. Negative changes in economic and financial market conditions could result in additional deceases in market value of financial instruments, impairment of goodwill and intangible assets and decreases in interest income. A rise in unemployment from the forced closures of non-essential businesses, could have a negative impact on our customers’ ability to repay their loans as well as a decrease in the customer deposit base as they use their savings to pay current expenses. This could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in a decline in local loan demand, loan originations and deposit availability. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

MARKET VOLATILITY AND PROLONGED PERIODS OF ECONOMIC STRESS MAY AFFECT WESBANCO’S CAPITAL AND LIQUIDITY.

The COVID-19 pandemic has caused volatility in financial markets and could potentially cause prolonged periods of economic stress. This may result in decreased capital and liquidity. In addition to the potential affects from negative economic conditions noted above, Wesbanco instituted a program to help COVID-19 impacted customers. This program allows a 90 day deferral of loan principal and/or interest payments as long as the customer meets certain requirements. Depending on how many customer apply for this program, Wesbanco’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on our customers, it may adversely affect our business and results of operations more substantially over a longer period of time. If the economic situation deteriorates, federal and state regulators may also consider taking actions such as suspension of dividends and other capital distributions in order to conserve capital and retain capacity, any of which could adversely impact our business.

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operation, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and the efficacy of actions taken by governmental authorities and other third parties in response to the pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2020, Wesbanco had two active stock repurchase plans. The first active plan was approved by the Board of Directors on approved October 22, 2015 for 1.0 million shares, and the second active plan was approved by the Board of Directors on December 19, 2019 for 1.7 million shares. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time.

Repurchases in the first quarter included open market purchases and those for the KSOP and dividend reinvestment plans. Wesbanco has suspended continuing open market purchases while it assesses the economic impact of the pandemic.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2019				2,516,293

January 1, 2020 to January 31, 2020
Open market repurchases	50,000	$33.17	50,000	2,466,293
Other transactions (1)	23,613	37.43	N/A	N/A

February 1, 2020 to February 29, 2020
Open market repurchases	496,210	$33.83	496,210	1,970,083
Other repurchases (2)	2	34.17	N/A	N/A
Other transactions (1)	4,366	34.09	N/A	N/A

March 1, 2020 to March 31, 2020
Open market repurchases	239,800	$27.22	239,800	1,730,283
Other transactions (1)	6,045	24.51	N/A	N/A
First Quarter 2020
Open market repurchases	786,010	$31.77	786,010	1,730,283
Other repurchases (2)	2	34.17	N/A	N/A
Other transactions (1)	34,024	34.70	N/A	N/A
Total	820,036	$31.89	N/A	N/A

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.
(2)	Consists of accumulated fractional shares transferred to treasury stock.

N/A – Not applicable

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 8, 2020	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	/s/ Robert H. Young
Robert H. Young
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)