Form 10-Q
period 2020-06-30
WESBANCO INC
filed 2020-07-29
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, there were 67,211,192 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(unaudited, in thousands, except shares)	2020	2019
ASSETS
Cash and due from banks, including interest bearing amounts of $671,312 and $51,891, respectively	$890,334	$234,796
Securities:
Equity securities, at fair value	12,277	12,343
Available-for-sale debt securities, at fair value	2,073,949	2,393,558
Held-to-maturity debt securities (fair values of $802,666 and $874,523, respectively)	766,416	851,753
Allowance for credit losses, held-to-maturity debt securities	(817)	—
Net held-to-maturity debt securities	765,599	851,753
Total securities	2,851,825	3,257,654
Loans held for sale	53,324	43,013
Portfolio loans, net of unearned income	11,074,143	10,267,985
Allowance for credit losses - loans	(168,475)	(52,429)
Net portfolio loans	10,905,668	10,215,556
Premises and equipment, net	255,306	261,014
Accrued interest receivable	59,151	43,648
Goodwill and other intangible assets, net	1,166,853	1,149,153
Bank-owned life insurance	303,022	299,516
Other assets	269,912	215,762
Total Assets	$16,755,395	$15,720,112
LIABILITIES
Deposits:
Non-interest bearing demand	$4,067,903	$3,178,270
Interest bearing demand	2,596,132	2,316,855
Money market	1,610,248	1,518,314
Savings deposits	2,103,154	1,934,647
Certificates of deposit	1,809,016	2,055,920
Total deposits	12,186,453	11,004,006
Federal Home Loan Bank borrowings	1,129,631	1,415,615
Other short-term borrowings	390,777	282,362
Subordinated debt and junior subordinated debt	192,080	199,869
Total borrowings	1,712,488	1,897,846
Accrued interest payable	6,040	8,077
Other liabilities	280,893	216,262
Total Liabilities	14,185,874	13,126,191
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; none outstanding	—	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2020 and 2019, respectively; 68,078,116 and 68,078,116 shares issued, respectively; 67,211,192 and 67,824,428 shares outstanding, respectively	141,827	141,827
Capital surplus	1,633,079	1,636,966
Retained earnings	782,990	824,694
Treasury stock (866,924 and 253,688 shares - at cost, respectively)	(27,518)	(9,463)
Accumulated other comprehensive income	40,516	1,201
Deferred benefits for directors	(1,373)	(1,304)
Total Shareholders' Equity	2,569,521	2,593,921
Total Liabilities and Shareholders' Equity	$16,755,395	$15,720,112

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$115,068	$96,415	$234,571	$191,917
Interest and dividends on securities:
Taxable	14,047	16,444	31,034	33,175
Tax-exempt	4,302	5,142	8,758	10,684
Total interest and dividends on securities	18,349	21,586	39,792	43,859
Other interest income	1,277	1,542	2,779	2,820
Total interest and dividend income	134,694	119,543	277,142	238,596
INTEREST EXPENSE
Interest bearing demand deposits	1,350	4,314	4,745	8,259
Money market deposits	879	2,009	3,231	3,908
Savings deposits	297	678	1,220	1,200
Certificates of deposit	3,514	4,098	7,568	8,001
Total interest expense on deposits	6,040	11,099	16,764	21,368
Federal Home Loan Bank borrowings	7,293	6,287	15,525	12,624
Other short-term borrowings	279	1,483	1,149	3,039
Subordinated debt and junior subordinated debt	2,069	2,214	4,530	4,743
Total interest expense	15,681	21,083	37,968	41,774
NET INTEREST INCOME	119,013	98,460	239,174	196,822
Provision for credit losses	61,841	2,747	91,661	5,254
Net interest income after provision for credit losses	57,172	95,713	147,513	191,568
NON-INTEREST INCOME
Trust fees	6,202	6,339	13,154	13,454
Service charges on deposits	4,323	6,197	10,940	12,747
Electronic banking fees	4,066	7,154	8,320	13,046
Net securities brokerage revenue	1,384	1,973	3,063	3,833
Bank-owned life insurance	1,752	1,340	3,521	2,659
Mortgage banking income	7,531	1,618	8,807	2,674
Net securities gains	1,299	2,909	2,790	3,566
Net (loss) gain on other real estate owned and other assets	(66)	376	103	512
Other income	6,369	3,250	10,171	6,438
Total non-interest income	32,860	31,156	60,869	58,929
NON-INTEREST EXPENSE
Salaries and wages	36,773	31,646	75,683	62,585
Employee benefits	10,138	9,705	20,511	19,694
Net occupancy	6,634	5,385	13,717	10,951
Equipment	5,722	4,818	11,761	9,651
Marketing	1,567	1,254	2,705	2,497
FDIC insurance	2,395	1,155	4,508	2,508
Amortization of intangible assets	3,365	2,465	6,739	4,978
Restructuring and merger-related expense	468	81	5,633	3,188
Other operating expenses	18,440	15,443	35,578	30,333
Total non-interest expense	85,502	71,952	176,835	146,385
Income before provision for income taxes	4,530	54,917	31,547	104,112
Provision for income taxes	42	10,103	3,663	18,961
NET INCOME	$4,488	$44,814	$27,884	$85,151
EARNINGS PER COMMON SHARE
Basic	$0.07	$0.82	$0.41	$1.56
Diluted	$0.07	$0.82	$0.41	$1.56
AVERAGE COMMON SHARES OUTSTANDING
Basic	67,104,628	54,628,029	67,295,589	54,613,346
Diluted	67,181,755	54,733,521	67,410,460	54,724,209
DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.31	$0.64	$0.62

COMPREHENSIVE INCOME	$3,863	$67,025	$67,199	$127,135

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2020 and 2019
						Accumulated
	Common Stock					Other	Deferred
(unaudited, in thousands, except	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
March 31, 2020	67,058,155	$141,827	$1,638,122	$800,064	$(33,714)	$41,141	$(1,380)	$2,586,060
Net income	—	—	—	4,488	—	—	—	4,488
Other comprehensive loss	—	—	—	—	—	(625)	—	(625)
Comprehensive income	—	—	—	—	—	—	—	3,863
Common dividends declared ($0.32 per share)	—	—	—	(21,562)	—	—	—	(21,562)
Treasury shares acquired	(23,887)	—	117	—	(372)	—	—	(255)
Restricted stock granted	176,924	—	(6,568)	—	6,568	—	—	—
Stock compensation expense	—	—	1,357	—	—	—	—	1,357
Deferred benefits for directors- net	—	—	51	—	—	—	7	58
June 30, 2020	67,211,192	$141,827	$1,633,079	$782,990	$(27,518)	$40,516	$(1,373)	$2,569,521

March 31, 2019	54,599,127	$113,758	$1,167,761	$761,002	$(229)	$(18,098)	$(1,055)	$2,023,139
Net income	—	—	—	44,814	—	—	—	44,814
Other comprehensive income	—	—	—	—	—	22,211	—	22,211
Comprehensive income	—	—	—	—	—	—	—	67,025
Common dividends declared ($0.31 per share)	—	—	—	(16,916)	—	—	—	(16,916)
Treasury shares acquired	(19,378)	—	128	—	(717)	—	—	(589)
Stock options exercised	5,000	8	37	—	56	—	—	101
Restricted stock granted	112,450	186	(1,074)	—	888	—	—	—
Stock compensation expense	—	—	1,364	—	—	—	—	1,364
Deferred benefits for directors- net	—	—	(4)	—	—	—	(4)	(8)
June 30, 2019	54,697,199	$113,952	$1,168,212	$788,900	$(2)	$4,113	$(1,059)	$2,074,116

	For the Six Months Ended June 30, 2020 and 2019
						Accumulated
	Common Stock					Other	Deferred
(unaudited, in thousands, except	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2019	67,824,428	$141,827	$1,636,966	$824,694	$(9,463)	$1,201	$(1,304)	$2,593,921
Net income	—	—	—	27,884	—	—	—	27,884
Other comprehensive income	—	—	—	—	—	39,315	—	39,315
Comprehensive income	—	—	—	—	—	—	—	67,199
Common dividends declared ($0.64 per share)	—	—	—	(42,997)	—	—	—	(42,997)
Adoption of accounting standard	—	—	—	(26,591)	—	—	—	(26,591)
Treasury shares acquired	(809,899)	—	117	—	(25,344)	—	—	(25,227)
Stock options exercised	19,739	—	(276)	—	721	—	—	445
Restricted stock granted	176,924	—	(6,568)	—	6,568	—	—	—
Stock compensation expense	—	—	2,727	—	—	—	—	2,727
Deferred benefits for directors- net	—	—	113	—	—	—	(69)	44
June 30, 2020	67,211,192	$141,827	$1,633,079	$782,990	$(27,518)	$40,516	$(1,373)	$2,569,521

December 31, 2018	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827
Net income	—	—	—	85,151	—	—	—	85,151
Other comprehensive income	—	—	—	—	—	41,984	—	41,984
Comprehensive income	—	—	—	—	—	—	—	127,135
Common dividends declared ($0.62 per share)	—	—	—	(33,832)	—	—	—	(33,832)
Treasury shares acquired	(19,385)	—	128	—	(717)	—	—	(589)
Stock options exercised	6,000	8	12	—	101	—	—	121
Restricted stock granted	112,450	186	(1,074)	—	888	—	—
Stock compensation expense	—	—	2,439	—	—	—	—	2,439
Deferred benefits for directors- net	—	—	6	—	—	—	9	15
June 30, 2019	54,697,199	$113,952	$1,168,212	$788,900	$(2)	$4,113	$(1,059)	$2,074,116

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2020	2019
NET CASH PROVIDED BY OPERATING ACTIVITIES	$89,394	$76,370
INVESTING ACTIVITIES
Net increase in loans held for investment	(853,709)	(71,557)
Available-for-sale debt securities:
Proceeds from sales	226,099	66,095
Proceeds from maturities, prepayments and calls	353,835	174,676
Purchases of securities	(212,777)	(138,310)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	101,816	57,383
Purchases of securities	(18,245)	(6,961)
Equity securities:
Proceeds from sales	50	3,567
Proceeds from bank owned life insurance	10	—
Purchases of premises and equipment – net	(4,861)	(6,064)
Sale of portfolio loans	37,195	—
Net cash (used in) provided by investing activities	(370,587)	78,829
FINANCING ACTIVITIES
Increase (decrease) in deposits	1,188,717	(135,689)
Proceeds from Federal Home Loan Bank borrowings	475,000	285,000
Repayment of Federal Home Loan Bank borrowings	(761,098)	(218,052)
Increase in other short-term borrowings	115,915	5,626
Principal repayments of finance lease obligations	(208)	(199)
Decrease in federal funds purchased	(7,500)	—
Repayment of junior subordinated debt	(6,702)	(33,506)
Dividends paid to common shareholders	(42,450)	(32,742)
Issuance of common stock	—	71
Treasury shares purchased - net	(24,943)	(539)
Net cash provided by (used in) financing activities	936,731	(130,030)
Net increase in cash, cash equivalents and restricted cash	655,538	25,169
Cash, cash equivalents and restricted cash at beginning of the period	234,796	169,186
Cash, cash equivalents and restricted cash at end of the period	$890,334	$194,355
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$45,965	$40,501
Income taxes paid	1,125	17,650
Transfers of loans to other real estate owned	263	637
Transfers of portfolio loans to loans held for sale	37,195	—
Transfer of held-to-maturity debt securities to available-for-sale debt securities	—	67,393
Right of use assets obtained in exchange for lease obligations	—	19,827

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, which, in part, established a loan program administered through the U.S. Small Business Administration ("SBA"), referred to as the Paycheck Protection Program ("PPP"). Under the PPP, small businesses, sole proprietorships, independent contractors, non-profit organizations and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Wesbanco is participating as a lender in the PPP program.  All loans have a 1% interest rate and Wesbanco earns a fee that is based upon a tiered schedule corresponding with the amount of the loan to the borrower, which is deferred and recognized over the life of the loan.  Based upon the borrower meeting certain criteria as defined by the CARES act, the loan may be forgiven by the SBA.  Wesbanco reports these loans at their principal amount outstanding, net of unearned income, unamortized deferred loan fee income and loan origination costs.  Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income

Troubled Debt Restructurings (“TDR”) — A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date, or the expected duration of the loan.  The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate below the prevailing market rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the prevailing market rate for new debt with similar risk, or reduction of the unpaid principal or interest.  Additionally, all consumer bankruptcies are considered TDR; all TDRs are considered nonperforming loans.

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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. On April 7, 2020, the joint federal regulatory agencies issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement)”), which further discusses loan modifications related to COVID-19. Wesbanco has extended up to a 180 day delay in loan principal and/or interest payments for customers affected by the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well other requirements noted in the regulatory agencies’ revised statement. Based on the CARES Act provisions and the guidance noted above, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments to the extent they meet the criteria. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program.

Acquired Loans - Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses.  Acquired loans are classified into two categories; purchased financial instruments with more than insignificant credit deterioration (“PCD”) loans, and loans with insignificant credit deterioration (“non-PCD”). PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized in the current period provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.  Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

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

The allowance for credit loss calculation is based on the loan’s amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs), acquired premium (discount) less write-downs. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when a loan is placed on non-accrual. Wesbanco made an accounting policy election to reverse accrued interest deemed uncollectible as a reversal of interest income. However, Wesbanco is reserving for accrued interest on loan modifications under the CARES Act due to nature and timing of these deferrals.

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

Recent accounting pronouncements – The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) as noted below.

ASU 2020-04 Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. Due to the potential discontinuance of the London Interbank Offered Rate (LIBOR), regulators have undertaken reference rate initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU also provides option expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022. Wesbanco is currently assessing the impact of ASU 2020-04 on Wesbanco’s Consolidated Financial Statements.

ASU 2018-15 Intangibles – Goodwill and Other Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU specifically aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The ASU does not affect the accounting for the service element of a hosting arrangement that is a service contract.  The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For Wesbanco, this update was effective January 1, 2020. The adoption of this pronouncement did not have a material impact on Wesbanco’s Consolidated Financial Statements.

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

NOTE 2. MERGERS AND ACQUISITIONS

Old Line Bancshares, Inc. (“OLBK”)

On November 22, 2019, Wesbanco completed its acquisition of OLBK, a bank holding company headquartered in Bowie, MD. On the acquisition date, OLBK had approximately $3.0 billion in assets, excluding goodwill, which included approximately $2.5 billion in loans and $182.5 million in securities. The OLBK acquisition was valued at $494.0 million, based on Wesbanco’s closing stock price on November 22, 2019, of $36.75 and resulted in Wesbanco issuing 13,351,837 shares of its common stock in exchange for all of the outstanding shares of OLBK common stock including stock options of which the fair value was $3.3 million. The assets and liabilities of OLBK were recorded on Wesbanco’s Balance Sheet at their preliminary estimated fair values as of November 22, 2019, the acquisition date, and OLBK’s results of operations have been included in Wesbanco’s Consolidated Statements of Income since that date. Based on a preliminary purchase price allocation, Wesbanco recorded $228.9 million in goodwill and $32.9 million in core deposit intangibles in its Community Banking segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the integration of the operations of OLBK, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to OLBK since the date of acquisition, as OLBK’s results cannot be separately identified.

For the six months ended June 30, 2020, Wesbanco recorded merger-related expenses of $5.6 million associated with the OLBK acquisition.

The preliminary purchase price of the OLBK acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	November 22, 2019
Purchase price:
Fair value of Wesbanco shares issued	$493,936
Cash consideration for outstanding OLBK shares	16
Total purchase price	$493,952
Fair value of:
Tangible assets acquired	$2,894,104
Core deposit and other intangible assets acquired	32,899
Liabilities assumed	(2,721,999)
Net cash received in the acquisition	60,041
Fair value of net assets acquired	265,045
Goodwill recognized	$228,907

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as Wesbanco intends to finalize its accounting for the acquisition of OLBK within one year of the date of acquisition:

(unaudited, in thousands)	November 22, 2019
Assets acquired
Cash and due from banks	$60,041
Securities	182,455
Loans	2,514,011
Goodwill and other intangible assets	261,806
Accrued income and other assets	197,638
Total assets acquired	$3,215,951
Liabilities assumed
Deposits	$2,375,574
Borrowings	286,047
Accrued expenses and other liabilities	60,378
Total liabilities assumed	$2,721,999
Net assets acquired	$493,952

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of March 31, 2020:

(unaudited, in thousands)	November 22, 2019
Goodwill recognized as of March 31, 2020	$228,757
Change in fair value of net assets acquired:
Assets
Investment securities	-
Loans	(289)
Other intangible assets	-
Deferred tax assets	139
Accrued income and other assets	-
Liabilities
Borrowings	-
Accrued expenses and other liabilities	-
Fair value of net assets acquired	$(150)
Increase in goodwill recognized	150
Goodwill recognized as of June 30, 2020	$228,907

The fair value estimates for loans (including loan classifications), premises and equipment, deferred taxes and other assets/liabilities will continue to fluctuate until the final valuations are completed. The Company expects to finalize the purchase price accounting for OLBK within one year of the date of acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2020	2019	2020	2019
Numerator for both basic and diluted earnings per common share:
Net income	$4,488	$44,814	$27,884	$85,151
Denominator:
Total average basic common shares outstanding	67,104,628	54,628,029	67,295,589	54,613,346
Effect of dilutive stock options and other stock compensation	77,127	105,492	114,871	110,863
Total diluted average common shares outstanding	67,181,755	54,733,521	67,410,460	54,724,209
Earnings per common share - basic	$0.07	$0.82	$0.41	$1.56
Earnings per common share - diluted	$0.07	$0.82	$0.41	$1.56

As of June 30, 2020 and June 30, 2019 respectively, 567,685 shares and 353,829 options to purchase shares were not included in the computation of net income per diluted share for the three months ended June 30, 2020 and 2019 because the exercise price was greater than the average market price of the common share, therefore, the effect would be antidilutive.

As of June 30, 2020 and June 30, 2019 respectively, 538,761 shares and 117,600 options to purchase shares were not included in the computation of net income per diluted share for the six months ended June 30, 2020 and 2019 because the exercise price was greater than the average market price of the common share, therefore, the effect would be antidilutive.

As of June 30, 2020, shares related to the 2020, 2019 and 2018 total shareholder return plans were not included in the calculation because the effect would be antidilutive. As of June 30, 2019, 40,608 contingently issuable shares were estimated to be awarded under the 2018 and 2017 total shareholder return plans, as stock performance targets had been met as of such date and therefore those shares were included in the diluted calculation.

Performance-based restricted stock compensation totaling 46,530 and 30,137 shares were estimated to be awarded as of June 30, 2020 and 2019, respectively, and are included in the diluted calculation.

On November 22, 2019, Wesbanco issued 13,351,837 shares of common stock to complete its acquisition of OLBK and granted 34,998 shares of restricted stock to certain OLBK employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the OLBK acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	June 30, 2020				December 31, 2019
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$19,941	$38	$—	$19,979	$32,790	$47	$(1)	$32,836
U.S. Government sponsored entities and agencies	155,764	7,223	(74)	162,913	157,088	2,862	(322)	159,628
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,446,059	47,202	(626)	1,492,635	1,803,268	18,850	(6,131)	1,815,987
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	208,469	12,905	(9)	221,365	187,268	3,270	(129)	190,409
Obligations of states and political subdivisions	125,167	7,062	—	132,229	140,357	5,253	(1)	145,609
Corporate debt securities	43,991	976	(139)	44,828	48,645	581	(137)	49,089
Total available-for-sale debt securities	$1,999,391	$75,406	$(848)	$2,073,949	$2,369,416	$30,863	$(6,721)	$2,393,558
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$8,381	$273	$—	$8,654	$9,216	$30	$(116)	$9,130
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	108,984	4,137	(1)	113,120	122,937	1,031	(261)	123,707
Obligations of states and political subdivisions	615,862	28,630	(4)	644,488	686,376	20,475	(258)	706,593
Corporate debt securities	33,189	3,215	—	36,404	33,224	1,869	—	35,093
Total held-to-maturity debt securities	$766,416	$36,255	$(5)	$802,666	$851,753	$23,405	$(635)	$874,523
Total debt securities	$2,765,807	$111,661	$(853)	$2,876,615	$3,221,169	$54,268	$(7,356)	$3,268,081
(1)	Total held to maturity securities are presented on the balance sheet net of their allowance for credit losses totaling $0.8 million at June 30, 2020.

At June 30, 2020 and December 31, 2019, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.  Equity securities, of which $8.8 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $12.3 million at June 30, 2020 and December 31, 2019.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at June 30, 2020.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties.  Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, principal payments are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$47,697	$47,753
1-5 years	132,194	138,577
5-10 years	314,985	331,227
Over 10 years	1,504,515	1,556,392
Total available-for-sale debt securities	$1,999,391	$2,073,949
Held-to-maturity debt securities
Less than one year	$12,286	$12,371
1-5 years	120,597	126,763
5-10 years	281,742	294,293
Over 10 years	351,791	369,239
Total held-to-maturity debt securities	$766,416	$802,666
Total debt securities	$2,765,807	$2,876,615

Securities with an aggregate fair value of $2.0 billion at June 30, 2020 and December 31, 2019, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $226.1 million and $66.1 million for the six months ended June 30, 2020 and 2019, respectively.  Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2020 and December 31, 2019 were $56.8 million and $20.7 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and six months ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2020	2019	2020	2019
Debt securities:
Gross realized gains	$279	$106	$3,615	$348
Gross realized losses	(34)	(18)	(1,066)	(209)
Net gains on debt securities	$245	$88	$2,549	$139
Equity securities:
Net unrealized gains recognized on securities still held	$1,054	$265	$249	$868
Net realized gains (losses) recognized on securities sold	—	2,556	(8)	2,559
Net gains on equity securities	$1,054	$2,821	$241	$3,427
Net securities gains	$1,299	$2,909	$2,790	$3,566

On January 1, 2020, Wesbanco adopted CECL. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represents the CECL allowance as of January 1, 2020.  The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted.  Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $5.9 million as of June 30, 2020, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a rollforward of the allowance for credit losses on held-to-maturity securities for the six months ended June 30, 2020:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2020
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Beginning balance at January 1, 2020	$—	$—	$96	$133	$229
Current period provision	—	—	521	67	588
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance at June 30, 2020	$—	$—	$617	$200	$817

The following table provides information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded as of June 30, 2020:

	June 30, 2020
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$15,077	$(74)	2	$—	$—	—	$15,077	$(74)	2
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	86,079	(400)	18	13,023	(226)	3	99,102	(626)	21
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	4,767	(9)	1	—	—	—	4,767	(9)	1
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Corporate debt securities	6,861	(139)	2	—	—	—	6,861	(139)	2
Total	$112,784	$(622)	23	$13,023	$(226)	3	$125,807	$(848)	$26

Unrealized losses on debt securities in the tables above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields.  Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.  Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized.  Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost.  Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $59.4 million and $66.8 million at June 30, 2020 and December 31, 2019, respectively, and are included in other assets in the Consolidated Balance Sheets.  Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

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

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan income/(costs) were $19.3 million and ($4.8) million at June 30, 2020 and December 31, 2019, respectively.  The June 30, 2020 balance included $24.3 million of net deferred income from PPP loans. The unaccreted discount on purchased loans from acquisitions was $48.3 million at June 30, 2020, including $25.9 million related to OLBK, and $51.9 million at December 31, 2019.

	June 30,	December 31,
(unaudited, in thousands)	2020	2019
Commercial real estate:
Land and construction	$671,486	$777,151
Improved property	5,022,971	4,947,857
Total commercial real estate	5,694,457	5,725,008
Commercial and industrial	1,659,296	1,644,699
Commercial and industrial - PPP	836,800	—
Residential real estate	1,893,544	1,873,647
Home equity	646,323	649,678
Consumer	343,723	374,953
Total portfolio loans	11,074,143	10,267,985
Loans held for sale	53,324	43,013
Total loans	$11,127,467	$10,310,998

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

The allowance for credit losses under CECL is calculated utilizing the PD / LGD, which is then discounted. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of June 30, 2020, the one-year forecast was based upon a blended rate from two nationally-recognized published economic forecasts through June 30, 2020, and is primarily driven by the national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at quarter end, was projected to peak at 9.4% in the fourth quarter, and subsequently decrease to an average of 8.7% over the remainder of the forecast period. The calculation utilized a one-year reversion period.  Included in the qualitative factors were COVID-19 pandemic factors related to deferred interest on modified loans and industry concentrations such as hospitality and retail. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.3 million reserve on the accrued interest related to loan modifications allowed under the CARES Act due to the timing and nature of these modifications. As of June 30, 2020, accrued interest receivable for loans was $49.2 million, including $18.9 million related to COVID-19 loan modifications allowed under the CARES Act.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2020 and 2019
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2019
Allowance for credit losses - loans	$4,949	$20,293	$14,116	$4,311	$4,422	$2,951	$1,387	$52,429
Allowance for credit losses - loan commitments	235	22	311	15	250	41	—	874
Total beginning allowance for credit losses - loans and loan commitments	5,184	20,315	14,427	4,326	4,672	2,992	1,387	53,303
Impact of adopting ASC 326	1,524	13,078	22,357	5,630	(3,936)	2,576	213	41,442
Provision for credit losses:
Provision for loan losses	6,388	58,706	10,390	4,554	1,486	3,102	(409)	84,217
Provision for loan commitments	5,223	—	1,280	318	35	—	—	6,856
Total provision for credit losses - loans and loan commitments	11,611	58,706	11,670	4,872	1,521	3,102	(409)	91,073
Charge-offs	(1)	(1,895)	(3,187)	(667)	(562)	(2,183)	(516)	(9,011)
Recoveries	77	396	227	376	255	768	254	2,353
Net charge-offs	76	(1,499)	(2,960)	(291)	(307)	(1,415)	(262)	(6,658)
Balance at June 30, 2020
Allowance for credit losses - loans	10,335	90,600	43,632	13,824	1,900	7,255	929	168,475
Allowance for credit losses - loan commitments	8,060	—	1,862	713	50	—	—	10,685
Total ending allowance for credit losses - loans and loan commitments	$18,395	$90,600	$45,494	$14,537	$1,950	$7,255	$929	$179,160

Balance at December 31, 2018
Allowance for loan losses	$4,039	$20,848	$12,114	$3,822	$4,356	$2,797	$972	$48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total beginning allowance for credit losses	4,208	20,881	12,376	3,834	4,582	2,836	972	49,689
Provision for credit losses:
Provision for loan losses	(538)	1,459	1,309	124	423	333	1,119	4,229
Provision for loan commitments	18	(9)	995	1	23	(3)	—	1,025
Total provision for credit losses	(520)	1,450	2,304	125	446	330	1,119	5,254
Charge-offs	—	(285)	(1,025)	(679)	(673)	(1,344)	(860)	(4,866)
Recoveries	200	345	489	188	215	896	215	2,548
Net charge-offs	200	60	(536)	(491)	(458)	(448)	(645)	(2,318)
Balance at June 30, 2019
Allowance for loan losses	3,701	22,367	12,887	3,455	4,321	2,682	1,446	50,859
Allowance for loan commitments	187	24	1,257	13	249	36	—	1,766
Total ending allowance for credit losses	$3,888	$22,391	$14,144	$3,468	$4,570	$2,718	$1,446	$52,625

The following tables present the allowance for credit losses and recorded investments in loans by category:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- drafts	Total
June 30, 2020
Allowance for credit losses:
Loans individually-evaluated	$698	$4,098	$2,056	$—	$—	$—	$—	$6,852
Loans collectively-evaluated	9,637	86,502	41,576	13,824	1,900	7,255	929	161,623
Loan commitments	8,060	—	1,862	713	50	—	—	10,685
Total allowance for credit losses - loans and commitments	$18,395	$90,600	$45,494	$14,537	$1,950	$7,255	$929	$179,160

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,508	$17,967	$4,253	$—	$—	$—	$—	$23,728
Collectively-evaluated for credit losses	669,978	5,005,004	2,491,843	1,893,544	646,323	343,723	—	11,050,415
Total portfolio loans	$671,486	$5,022,971	$2,496,096	$1,893,544	$646,323	$343,723	$—	$11,074,143

December 31, 2019
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$93	$10	$14	$6	$1	$—	$124
Allowance for loans collectively evaluated for impairment	4,949	20,200	14,106	4,297	4,416	2,950	1,387	52,305
Allowance for loan commitments	235	22	311	15	250	41	—	874
Total allowance for credit losses	$5,184	$20,315	$14,427	$4,326	$4,672	$2,992	$1,387	$53,303

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,907	$11,961	$4,392	$704	$53	$—	$21,017
Collectively evaluated for impairment	777,033	4,935,383	1,631,855	1,865,151	648,221	374,812	—	10,232,455
Acquired with deteriorated credit quality	118	8,567	883	4,104	753	88	—	14,513
Total portfolio loans	$777,151	$4,947,857	$1,644,699	$1,873,647	$649,678	$374,953	$—	$10,267,985

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for credit loss.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2020
Pass	$657,061	$4,833,481	$2,453,304	$7,943,846
Criticized - compromised	10,074	113,958	24,548	148,580
Classified - substandard	4,351	75,532	18,244	98,127
Classified - doubtful	—	—	—	—
Total	$671,486	$5,022,971	$2,496,096	$8,190,553

As of December 31, 2019
Pass	$769,537	$4,807,003	$1,570,689	$7,147,229
Criticized - compromised	4,338	65,612	49,009	118,959
Classified - substandard	3,276	75,242	13,231	91,749
Classified - doubtful	—	—	11,770	11,770
Total	$777,151	$4,947,857	$1,644,699	$7,369,707

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans.  Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates.  The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $32.4 million at June 30, 2020 and $28.3 million at December 31, 2019, of which $9.8 million and $5.1 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard as well as $26.9 million of unfunded commercial loan commitments are not included in the tables above.

Acquired OLBK Loans —In conjunction with the OLBK acquisition, Wesbanco acquired loans with a book value of $2,570.0 million as of November 22, 2019 (prior to the adoption of CECL on January 1, 2020). These loans were recorded at the preliminary fair value of $2,514.0 million, with $2,544.4 million categorized as ASC 310-20 loans, of which $56.6 million of loans were sold during the first quarter of 2020 for $36.4 million. For the loans sold, the acquisition date fair value was adjusted to the sale price resulting in no recognized gain or loss. The fair market value adjustment on these loans retained of $28.9 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $25.6 million were recorded at the preliminary fair value of $18.7 million, of which $4.0 million were accounted for under the cost recovery method as cash flows could not be reasonably estimated, and therefore they are categorized as non-accrual.  Upon adoption of CECL on January 1, 2020, $6.1 million of credit mark on OLBK PCD loans was reclassified to allowance for credit loss.  At June 30, 2020, the allowance for credit losses on individually analyzed OLBK-acquired loans was $6.1 million. The carrying amount of loans acquired with deteriorated credit quality at June 30, 2020 was $20.8 million, while the outstanding customer balance was $21.3 million, and included $2.2 million of non-performing loans.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2020
Commercial real estate:
Land and construction	$664,121	$2,052	$-	$5,313	$7,365	$671,486	$4,891
Improved property	4,991,167	7,524	1,549	22,731	31,804	5,022,971	13,973
Total commercial real estate	5,655,288	9,576	1,549	28,044	39,169	5,694,457	18,864
Commercial and industrial	2,479,555	2,965	2,750	10,826	16,541	2,496,096	8,363
Residential real estate	1,864,748	2,140	8,428	18,228	28,796	1,893,544	8,343
Home equity	639,617	1,934	827	3,945	6,706	646,323	714
Consumer	340,728	1,261	986	748	2,995	343,723	619
Total portfolio loans	10,979,936	17,876	14,540	61,791	94,207	11,074,143	36,903
Loans held for sale	53,324	—	—	—	—	53,324	—
Total loans	$11,033,260	$17,876	$14,540	$61,791	$94,207	$11,127,467	$36,903

Nonperforming loans included above are as follows:
Non-accrual loans	$9,016	$626	$1,036	$24,780	26,442	$35,458
TDRs accruing interest (1)	4,838	4	155	108	267	5,105
Total non-performing	$13,854	$630	$1,191	$24,888	$26,709	$40,563

As of December 31, 2019
Commercial real estate:
Land and construction	$776,153	$529	$121	$348	$998	$777,151	$26
Improved property	4,921,721	10,207	5,639	10,290	26,136	4,947,857	4,709
Total commercial real estate	5,697,874	10,736	5,760	10,638	27,134	5,725,008	4,735
Commercial and industrial	1,635,232	2,519	2,813	4,135	9,467	1,644,699	1,793
Residential real estate	1,850,806	4,421	5,372	13,048	22,841	1,873,647	3,643
Home equity	641,026	3,323	621	4,708	8,652	649,678	985
Consumer	370,934	2,537	965	517	4,019	374,953	457
Total portfolio loans	10,195,872	23,536	15,531	33,046	72,113	10,267,985	11,613
Loans held for sale	43,013	—	—	—	—	43,013	—
Total loans	$10,238,885	$23,536	$15,531	$33,046	$72,113	$10,310,998	$11,613

Impaired loans included above are as follows:
Non-accrual loans	$21,061	$897	$1,559	$21,396	23,852	$44,913
TDRs accruing interest (1)	5,113	151	130	37	318	5,431
Total impaired	$26,174	$1,048	$1,689	$21,433	$24,170	$50,344

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	June 30, 2020			December 31, 2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$655	$605	$—	$616	$580	$—
Improved property	9,969	7,925	—	5,097	4,229	—
Commercial and industrial	4,147	2,896	—	15,182	14,313	—
Residential real estate	22,605	20,095	—	17,753	15,952	—
Home equity	7,118	6,017	—	6,523	5,610	—
Consumer	665	393	—	546	413	—
Total nonperforming loans without a specific allowance	45,159	37,931	—	45,717	41,097	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,632	2,632	166	4,207	3,907	93
Commercial and industrial	—	—	—	193	191	10
Residential real estate	—	—	—	4,772	4,392	14
Home equity	—	—	—	724	704	6
Consumer	—	—	—	104	53	1
Total nonperforming loans with a specific allowance	2,632	2,632	166	10,000	9,247	124
Total nonperforming loans	$47,791	$40,563	$166	$55,717	$50,344	$124

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Nonperforming Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$405	$—	$290	$—	$463	$—	$193	$—
Improved property	7,349	15	7,287	—	6,309	35	7,955	—
Commercial and industrial	2,862	3	2,961	—	6,679	6	3,116	—
Residential real estate	20,541	43	11,845	—	19,011	98	13,902	—
Home equity	6,015	6	4,487	—	5,880	12	4,670	—
Consumer	380	—	337	—	391	1	448	—
Total nonperforming loans without a specific allowance	37,552	67	27,207	—	38,733	152	30,284	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved property	2,632	—	3,645	14	3,057	—	2,430	28
Commercial and industrial	—	—	250	4	64	—	166	7
Residential real estate	—	—	5,000	60	1,464	—	3,333	118
Home equity	—	—	859	7	235	—	573	15
Consumer	—	—	89	1	18	—	59	2
Total nonperforming loans with a specific allowance	2,632	—	9,843	86	4,838	—	6,561	170
Total nonperforming loans	$40,184	$67	$37,050	$86	$43,571	$152	$36,845	$170

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	June 30,	December 31,
(unaudited, in thousands)	2020	2019
Commercial real estate:
Land and construction	$605	$580
Improved property	9,468	6,815
Total commercial real estate	10,073	7,395
Commercial and industrial	2,732	14,313
Residential real estate	16,677	16,867
Home equity	5,612	5,903
Consumer	364	435
Total	$35,458	$44,913

(1)

At June 30, 2020, there were two borrowers with loans greater than $1.0 million totaling $4.3 million, as compared to two borrowers with loans greater than $1.0 million totaling $14.2 million at December 31, 2019.  Total non-accrual loans include loans that are also restructured.  Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2020			December 31, 2019
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	1,089	180	1,269	1,321	191	1,512
Total commercial real estate	1,089	180	1,269	1,321	191	1,512
Commercial and industrial	164	—	164	191	—	191
Residential real estate	3,418	848	4,266	3,477	909	4,386
Home equity	405	302	707	411	293	704
Consumer	29	9	38	31	29	60
Total	$5,105	$1,339	$6,444	$5,431	$1,422	$6,853

As of June 30, 2020 and December 31, 2019, there were no TDRs greater than $1.0 million.  The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months.  Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $0.2 million and $3.3 million as of June 30, 2020 and December 31, 2019, respectively.

The following tables present details related to loans identified as TDRs during the three and six months ended June 30, 2020 and 2019, respectively:

New TDRs (1)
For the Three Months Ended
	June 30, 2020			June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	1	44	40
Residential real estate	—	—	—	—	—	—
Home equity	1	49	48	1	199	156
Consumer	1	8	8	—	—	—
Total	2	$57	$56	2	$243	$196

New TDRs (1)
For the Six Months Ended
	June 30, 2020			June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	1	44	40
Residential real estate	2	332	328	4	194	188
Home equity	1	50	48	3	386	340
Consumer	1	8	8	1	15	13
Total	4	$390	$384	9	$639	$581
(1)

Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the six months ended June 30, 2020 and 2019, respectively, that were restructured within the last twelve months prior to June 30, 2020 and 2019, respectively:

Defaulted TDRs (1)
For the Six Months Ended
	June 30, 2020		June 30, 2019
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	1	155	1	97
Home equity	—	—	—	—
Consumer	—	—	1	13
Total	1	$155	2	$110

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2020 and 2019, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection.  The loans in the table above were not accruing interest.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statements, as well other requirements. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Under the CARES Act, Wesbanco has modified approximately 3,540 loans totaling $2.1 billion of which $1.9 billion are currently in their deferral period as of June 30, 2020. Wesbanco offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic depending on the type of loan and the industry for commercial loans.

The following table summarizes amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of June 30, 2020
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$66,390	$257,532	$163,839	$62,088	$20,357	$36,752	$50,103	$—	$657,061
Criticized - compromised	—	2,833	3,822	352	1,065	1,757	245	—	10,074
Classified - substandard	—	—	812	—	298	3,241	—	—	4,351
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$66,390	$260,365	$168,473	$62,440	$21,720	$41,750	$50,348	$—	$671,486
Commercial real estate: land and construction
Current-period net write-offs	$—	$—	$—	$61	$—	$15	$—	$—	$76

Commercial real estate: improved property
Risk rating:
Pass	$452,689	$755,545	$632,680	$582,849	$699,610	$1,599,975	$110,133	$—	$4,833,481
Criticized - compromised	—	5,172	9,468	23,610	8,001	66,255	1,452	—	113,958
Classified - substandard	—	70	5,315	7,869	10,075	52,203	—	—	75,532
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$452,689	$760,787	$647,463	$614,328	$717,686	$1,718,433	$111,585	$—	$5,022,971
Commercial real estate: improved property
Current-period net write-offs	$—	$—	$—	$13	$(1,638)	$126	$—	$—	$(1,499)

Commercial and industrial
Risk rating:
Pass	$921,736	$286,373	$221,620	$171,362	$98,766	$312,874	$440,427	$146	$2,453,304
Criticized - compromised	28	1,554	4,256	1,344	250	11,020	6,096	—	24,548
Classified - substandard	—	687	885	2,052	1,489	6,827	6,304	—	18,244
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$921,764	$288,614	$226,761	$174,758	$100,505	$330,721	$452,827	$146	$2,496,096
Commercial and industrial
Current-period net write-offs	$—	$—	$(817)	$(171)	$(39)	$(529)	$(1,404)	$—	$(2,960)

Residential real estate
Loan delinquency:
Current	$217,501	$299,896	$208,763	$140,025	$200,262	$796,346	$1,955	$—	$1,864,748
30-59 days past due	—	—	—	92	—	2,048	—	—	2,140
60-89 days past due	299	3,382	-	303	336	4,108	—	—	8,428
90 days or more past due	572	66	1,344	761	1,065	14,420	—	—	18,228
Total	$218,372	$303,344	$210,107	$141,181	$201,663	$816,922	$1,955	$—	$1,893,544
Residential real estate
Current-period net write-offs	$—	$(24)	$(8)	$(11)	$(81)	$(167)	$—	$—	$(291)

Home equity
Loan delinquency:
Current	$12,460	$4,609	$4,864	$1,431	$1,208	$19,416	$582,334	$13,295	$639,617
30-59 days past due	—	—	—	—	72	374	1,365	123	1,934
60-89 days past due	—	6	45	—	—	322	350	104	827
90 days or more past due	—	10	17	2	48	2,517	913	438	3,945
Total	$12,460	$4,625	$4,926	$1,433	$1,328	$22,629	$584,962	$13,960	$646,323
Home equity
Current-period net write-offs	$—	$—	$—	$—	$—	$82	$(389)	$—	$(307)

Consumer
Loan delinquency:
Current	$41,383	$111,993	$51,145	$30,764	$19,165	$62,345	$23,735	$198	$340,728
30-59 days past due	88	354	220	236	92	261	10	—	1,261
60-89 days past due	76	256	93	201	81	192	87	—	986
90 days or more past due	42	150	128	24	47	341	16	—	748
Total	$41,589	$112,753	$51,586	$31,225	$19,385	$63,139	$23,848	$198	$343,723
Consumer
Current-period net write-offs	$—	$(552)	$(372)	$(344)	$(111)	$(36)	$—	$—	$(1,415)

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2020	2019
Other real estate owned	$1,191	$4,062
Repossessed assets	21	116
Total other real estate owned and repossessed assets	$1,212	$4,178

Residential real estate included in other real estate owned at June 30, 2020 and December 31, 2019 was $0.7 million and $0.6 million, respectively.  At June 30, 2020 and December 31, 2019, formal foreclosure proceedings were in process on residential real estate loans totaling $5.6 million and $8.1 million, respectively.

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

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Wesbanco executes with a third party, so that Wesbanco minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings.  As of June 30, 2020 and December 31, 2019, Wesbanco had 91 and 65, respectively, customer interest rate swaps with an aggregate notional amount of $599.3 million and $399.9 million, respectively, related to this program.  During the six months ended June 30, 2020 and 2019, respectively, Wesbanco recognized net losses of $3.3 million and $1.1 million, respectively, related to the changes in fair value of these swaps. Additionally, Wesbanco recognized $6.1 million and $1.9 million of income for the related swap fees for the six months ended June 30, 2020 and 2019, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives.  The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower by the lead bank in a loan syndication.  As of June 30, 2020 and December 31, 2019, Wesbanco had 11 and 10, respectively, risk participation in agreements with an aggregate notional amount of $96.1 million and $96.5 million, respectively.  As of June 30, 2020 and December 31, 2019, Wesbanco had 1 risk participation out agreement with an aggregate notional amount of $6.9 million and $7.0 million, respectively.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on a mandatory or best efforts basis.  The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower.  Wesbanco enters into forward TBA contracts to manage the interest rate risk between the loan commitment and the closing of the loan.  The total balance of forward TBA contracts entered into was $159.5 million and $50.0 million at June 30, 2020 and December 31, 2019, respectively.  Additionally, Wesbanco recognized losses of $3.8 million and $0.9 million, respectively, for the six months ended June 30, 2020 and 2019 related to the changes in fair value of these contracts.  The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$599,324	$55,708	$60,493	$399,860	$14,585	$16,117
Other contracts:
Interest rate loan commitments	131,099	1,189	—	34,236	44	—
Forward TBA contracts	159,500	—	759	50,000	—	88
Total derivatives		$56,897	$61,252		$14,629	$16,205

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three and six months ended June 30, 2020 and 2019, respectively.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2020	2019	2020	2019
Interest rate swaps	Other income	$(501)	$(751)	$(3,252)	$(1,063)
Interest rate loan commitments	Mortgage banking income	1,290	(97)	1,145	(67)
Forward TBA contracts	Mortgage banking income	(1,191)	(518)	(3,848)	(852)
Total		$(402)	$(1,366)	$(5,955)	$(1,982)

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

Wesbanco had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral with a market value of $91.1 million as of June 30, 2020.  If Wesbanco had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 7. BENEFIT PLANS

The following table presents the net periodic pension cost for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2020	2019	2020	2019
Service cost – benefits earned during year	$568	$560	$1,136	$1,114
Interest cost on projected benefit obligation	1,121	1,313	2,242	2,611
Expected return on plan assets	(2,594)	(2,211)	(5,188)	(4,398)
Amortization of prior service cost	(9)	6	(18)	13
Amortization of net loss	794	808	1,587	1,607
Net periodic pension (income) cost	$(120)	$476	$(241)	$947

The service cost of $1.1 million for both the six months ended June 30, 2020 and 2019 is included in salaries and wages, and the periodic pension income of $1.4 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively, is included in employee benefits.

The Plan covers all employees of Wesbanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $5.0 million is due for 2020, which can be offset in whole or in part by the Plan’s $60.9 million available credit balance. Wesbanco currently does not expect to make a voluntary contribution to the Plan in 2020.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019:

		June 30, 2020
		Fair Value Measurements Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2020	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$12,277	$11,992	$—	$285
Available-for-sale debt securities
U.S. Treasury	19,979	—	19,979	—
U.S. Government sponsored entities and agencies	162,913	—	162,913	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,492,635	—	1,492,635	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	221,365	—	221,365	—
Obligations of state and political subdivisions	132,229	—	130,603	1,626
Corporate debt securities	44,828	—	44,828	—
Total available-for-sale debt securities	$2,073,949	$—	$2,072,323	$1,626
Loans held for sale	53,324	—	53,324	—
Other assets - interest rate derivatives agreements	55,708	—	55,708	—
Total assets recurring fair value measurements	$2,195,258	$11,992	$2,181,355	$1,911

Other liabilities - interest rate derivatives agreements	$60,493	$—	$60,493	$—
Total liabilities recurring fair value measurements	$60,493	$—	$60,493	$—

Nonrecurring fair value measurements
Individually-evaluated nonperforming loans	$2,466	$—	$—	$2,466
Other real estate owned and repossessed assets	1,212	—	—	1,212
Total nonrecurring fair value measurements	$3,678	$—	$—	$3,678

		December 31, 2019
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2019	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$12,343	$12,343	$—	$—
Available-for-sale debt securities
U.S. Treasury	32,836	—	32,836	—
U.S. Government sponsored entities and agencies	159,628	—	159,628	—
Residential mortgage-backed securities and collateralized mortgage obligations of government agencies	1,815,987	—	1,815,987	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	190,409	—	190,409	—
Obligations of state and political subdivisions	145,609	—	144,004	1,605
Corporate debt securities	49,089	—	49,089	—
Total available-for-sale debt securities	$2,393,558	$—	$2,391,953	$1,605
Loans held for sale	43,013	—	43,013	—
Other assets - interest rate derivatives agreements	14,585	—	14,585	—
Total assets recurring fair value measurements	$2,463,499	$12,343	$2,449,551	$1,605

Other liabilities - interest rate derivatives agreements	$16,117	$—	$16,117	$—
Total liabilities recurring fair value measurements	$16,117	$—	$16,117	$—

Nonrecurring fair value measurements
Impaired loans	$2,362	$—	$—	$2,362
Other real estate owned and repossessed assets	4,178	—	—	4,178
Total nonrecurring fair value measurements	$6,540	$—	$—	$6,540

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no significant transfers between level 1, 2 or 3 for the three and six months ended June 30, 2020 or for the year ended December 31, 2019.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2020
Individually-evaluated nonperforming loans	$2,466	Appraisal of collateral (1)	Appraisal adjustments (2)	—

Other real estate owned and repossessed assets	$1,212	Appraisal of collateral (1), (3)	Liquidation expenses (2)	—
December 31, 2019
Impaired loans	$2,362	Appraisal of collateral (1)	Appraisal adjustments (2)	—

Other real estate owned and repossessed assets	$4,178	Appraisal of collateral (1), (3)	Liquidation expenses (2)	—

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of appraisal adjustments and liquidation expense are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			June 30, 2020
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$890,334	$890,334	$890,334	$—	$—
Equity securities	12,277	12,277	11,992	—	285
Available-for-sale debt securities	2,073,949	2,073,949	—	2,072,323	1,626
Held-to-maturity debt securities	765,599	802,666	—	802,180	486
Net loans	10,905,668	10,942,230	—	—	10,942,230
Loans held for sale	53,324	53,324	—	53,324	—
Other assets - interest rate derivatives	55,708	55,708	—	55,708	—
Accrued interest receivable	59,151	59,151	59,151	—	—

Financial Liabilities
Deposits	12,186,453	12,190,491	10,377,437	1,813,054	—
Federal Home Loan Bank borrowings	1,129,631	1,142,820	—	1,142,820	—
Other borrowings	390,777	391,314	391,314	—	—
Subordinated debt and junior subordinated debt	192,080	182,664	—	113,091	69,573
Other liabilities - interest rate derivatives	60,493	60,493	—	60,493	—
Accrued interest payable	6,040	6,040	6,040	—	—

			Fair Value Measurements at
			December 31, 2019
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$234,796	$234,796	$234,796	$—	$—
Equity securities	12,343	12,343	12,343	—	—
Available-for-sale debt securities	2,393,558	2,393,558	—	2,391,953	1,605
Held-to-maturity debt securities	851,753	874,523	—	873,995	528
Net loans	10,215,556	10,297,989	—	—	10,297,989
Loans held for sale	43,013	43,013	—	43,013	—
Other assets - interest rate derivatives	14,585	14,585	—	14,585	—
Accrued interest receivable	43,648	43,648	43,648	—	—

Financial Liabilities
Deposits	11,004,006	10,989,818	8,948,086	2,041,732	—
Federal Home Loan Bank borrowings	1,415,615	1,420,302	—	1,420,302	—
Other borrowings	282,362	282,691	279,345	3,346	—
Subordinated debt and junior subordinated debt	199,869	188,349	—	122,934	65,415
Other liabilities - interest rate derivatives	16,117	16,117	—	16,117	—
Accrued interest payable	8,077	8,077	8,077	—	—

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

NOTE 9. REVENUE RECOGNITION

Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, debit card sponsorship income, payment processing fees, electronic banking fees, mortgage banking income and net gain or loss on sale of other real estate owned – there are no significant judgements related to the amount and timing of revenue recognition.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and six months ended June 30, 2020 and 2019, respectively:

	Point of Revenue	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Recognition	2020	2019	2020	2019
Revenue Streams
Trust fees
Trust account fees	Over time	$4,189	$4,208	$9,046	$9,263
WesMark fees	Over time	2,013	2,131	4,108	4,191
Total trust fees		6,202	6,339	13,154	13,454
Service charges on deposits
Commercial banking fees	Over time	586	499	1,171	967
Personal service charges	At a point in time and over time	3,737	5,698	9,769	11,780
Total service charges on deposits		4,323	6,197	10,940	12,747
Net securities brokerage revenue
Annuity commissions	At a point in time	845	1,454	1,883	2,815
Equity and debt security trades	At a point in time	94	103	253	206
Managed money	Over time	214	174	449	331
Trail commissions	Over time	231	242	478	481
Total net securities brokerage revenue		1,384	1,973	3,063	3,833

Debit card sponsorship income (1)	At a point in time and over time	644	—	1,351	—
Payment processing fees (1)	At a point in time and over time	784	785	1,464	1,433
Electronic banking fees	At a point in time	4,066	7,154	8,320	13,046
Mortgage banking income	At a point in time	7,531	1,618	8,807	2,674
Net (loss) gain on other real estate owned and other assets	At a point in time	(66)	376	103	512

(1)	Debit card sponsorship income and payment processing fees are included in other non-interest income.

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the six months ended June 30, 2020 and 2019 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201
Other comprehensive income before reclassifications	—	40,091	—	40,091
Amounts reclassified from accumulated other comprehensive income/(loss)	1,137	(1,906)	(7)	(776)
Period change	1,137	38,185	(7)	39,315
Balance at June 30, 2020	$(16,331)	$56,829	$18	$40,516

Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)
Other comprehensive income before reclassifications	—	40,996	—	40,996
Amounts reclassified from accumulated other comprehensive income/(loss)	1,129	(30)	(111)	988
Period change	1,129	40,966	(111)	41,984
Balance at June 30, 2019	$(15,413)	$19,444	$82	$4,113

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2020	2019	2020	2019
Debt securities available-for-sale (1):
Net securities (gains) losses reclassified into earnings	$(213)	$4	$(2,500)	$(38)	Net securities gains (Non-interest income)
Related income tax expense (benefit) ⁽²⁾	51	(1)	594	8	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(162)	3	(1,906)	(30)

Debt securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(7)	(94)	(10)	(149)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense ⁽²⁾	2	21	3	38	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(5)	(73)	(7)	(111)

Defined benefit plans (3):
Amortization of net loss and prior service costs	746	758	1,492	1,509	Employee benefits (Non-interest expense)
Related income tax benefit ⁽²⁾	(177)	(173)	(355)	(380)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	569	585	1,137	1,129
Total reclassifications for the period	$402	$515	$(776)	$988

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”
(2)	Income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24%.
(3)	Included in the computation of net periodic pension cost. See Note 7, “Benefit Plans” for additional detail.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with commitments was $10.7 million and $0.9 million as of June 30, 2020 and December 31, 2019, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees.  The liability associated with letters of credit was $0.2 million as of June 30, 2020 and December 31, 2019.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2020	2019
Lines of credit	$2,583,139	$2,469,676
Loans approved but not closed	346,499	504,623
Overdraft limits	155,396	149,519
Letters of credit	57,709	57,205
Contingent obligations and other guarantees	115,393	81,551

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 12. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets managed or held in custody by the trust and investment services segment was approximately $4.5 billion and $4.5 billion at June 30, 2020 and 2019, respectively.  These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended June 30, 2020
Interest and dividend income	$134,694	$—	$134,694
Interest expense	15,681	—	15,681
Net interest income	119,013	—	119,013
Provision for credit losses	61,841	—	61,841
Net interest income after provision for credit losses	57,172	—	57,172
Non-interest income	26,659	6,201	32,860
Non-interest expense	81,588	3,914	85,502
Income before provision for income taxes	2,243	2,287	4,530
Provision for income taxes	(438)	480	42
Net income	$2,681	$1,807	$4,488

For The Three Months Ended June 30, 2019
Interest and dividend income	$119,543	$—	$119,543
Interest expense	21,083	—	21,083
Net interest income	98,460	—	98,460
Provision for credit losses	2,747	—	2,747
Net interest income after provision for credit losses	95,713	—	95,713
Non-interest income	24,817	6,339	31,156
Non-interest expense	67,957	3,995	71,952
Income before provision for income taxes	52,573	2,344	54,917
Provision for income taxes	9,611	492	10,103
Net income	$42,962	$1,852	$44,814

For the Six Months Ended June 30, 2020
Interest and dividend income	$277,142	$—	$277,142
Interest expense	37,968	—	37,968
Net interest income	239,174	—	239,174
Provision for credit losses	91,661	—	91,661
Net interest income after provision for credit losses	147,513	—	147,513
Non-interest income	47,715	13,154	60,869
Non-interest expense	168,505	8,330	176,835
Income before provision for income taxes	26,723	4,824	31,547
Provision for income taxes	2,650	1,013	3,663
Net income	$24,073	$3,811	$27,884

For the Six Months Ended June 30, 2019
Interest and dividend income	$238,596	$—	$238,596
Interest expense	41,774	—	41,774
Net interest income	196,822	—	196,822
Provision for credit losses	5,254	—	5,254
Net interest income after provision for credit losses	191,568	—	191,568
Non-interest income	45,475	13,454	58,929
Non-interest expense	138,233	8,152	146,385
Income before provision for income taxes	98,810	5,302	104,112
Provision for income taxes	17,848	1,113	18,961
Net income	$80,962	$4,189	$85,151

Total non-fiduciary assets of the trust and investment services segment were $4.1 million (including $2.2 million of trust customer intangibles) and $3.9 million (including $2.6 million of trust customer intangibles) at June 30, 2020 and 2019, respectively.  All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and six months ended June 30, 2020. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2019 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), including Wesbanco’s Form 10-Q for the quarter ended March 31, 2020, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.Wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A and under “Risk Factors” in Part II, Item 1A of Wesbanco’s March 31, 2020 Quarterly Report on Form 10-Q.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions including the effects of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance.  Wesbanco does not assume any duty to update forward-looking statements.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2020 have remained unchanged, except as noted below, from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2019 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Allowance for Credit Losses— In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which require entities to use a new forward-looking “expected loss” model also referred to as the current expected credit loss model, CECL, on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses.  For available-for-sale debt securities with unrealized losses, entities measure credit losses in a manner similarly to current procedures, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments” and in May 2019 the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for Wesbanco was effective January 1, 2020.  In December 2018, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ adoption of the CECL methodology. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In response to the COVID-19 pandemic, the joint federal bank regulatory agencies issued an optional extension of the regulatory capital transition, which allows for a two-year delay and then a three-year transition period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021, (collectively the “CECL regulatory capital transition adjustment”). Wesbanco has elected to defer the impact of CECL for two years and then will phase-in the impact of the adoption of this standard on the company’s regulatory capital over the subsequent three-year period.

Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit deteriorated, PCD, loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, the materiality of the credit and loans that have been previously modified in a troubled debt restructuring, TDR. Upon adoption of this standard, acquired loans from prior acquisitions that met the guidelines under ASC 310-30 (formerly known as “purchased credit impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit impaired”) from prior acquisitions continues to accrete through interest income over the life of such loans.

Wesbanco formed a cross-functional team in 2016 to oversee the implementation of CECL. The team was responsible for completing an initial data gap assessment, determining if additional data was needed or current data could be improved upon, finalizing the loan segmentation procedures, analyzing the methodology options regarding the calculation of expected credit losses and concluding why the selected methodology is reasonable and in-line with accounting guidance. Wesbanco completed parallel runs in 2019 to ensure the various forecasting and modeling assumptions were reasonable and supportable, including certain qualitative factors that were developed to estimate the initial current expected credit loss allowance.  Wesbanco engaged a third-party to validate the data inputs and the models utilized in the CECL calculation. In addition, the Company prepared documentation of the accounting policy decisions, changes to the business processes and procedures, and the control environment under the adoption of this standard. The day 1 impact on the allowance for credit losses was an increase of $41.4 million, which included a $6.7 million adjustment for PCD loans and a $3.0 million adjustment related to loan commitments. The after-tax effect on retained earnings was $26.6 million as of January 1, 2020. The day 1 CECL calculation is derived from the selected assumption of a one-year reasonable and supportable forecast, which was obtained from one or more third-party macroeconomic forecasting sources. After the forecast period, Wesbanco reverts back over a one-year period to historical loss rates, adjusted for prepayments and curtailments, to estimate losses over the remaining life of loans. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of unemployment and interest rate spreads, and prepayment speeds. See Note 5, “Loans and Allowance for Credit Losses” for further detail.

The allowance for credit losses reduces the loan portfolio to the net amount expected to be collected and establishes an allowance for unfunded loan commitments, which is recorded in other liabilities.  The allowance for credit losses represents the lifetime expected losses for all loans and unfunded loan commitments at the initial recognition date. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries.  The provision also includes any necessary adjustments to the reserve for unfunded loan commitments, and such reserve is accounted for in other liabilities. Management evaluates the appropriateness of the allowance at least quarterly.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

The allowance for credit loss calculation is based on the loan’s amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs), acquired premium (discount) less write-downs. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses, except for recent loan modifications allowed under the CARES Act due to the timing and nature of these modifications, because the Company has a robust policy in place to reverse or write-off accrued interest when the loan is placed on non-accrual. Wesbanco made an accounting policy election to reverse accrued interest deemed uncollectible as a reversal of interest income.

The allowance for credit loss reflects the risk of loss in the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the probability of default, PD, / loss given default, LGD, approach to calculate the expected loss for each segment, which is then discounted. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads.  Management relies on macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee (FOMC) forecast and other third party forecasts from well recognized, leading economists.  These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported.  The model reversion period may range from one to three years.

The allowance for credit losses is calculated over the loan’s contractual life. For term loans, the contractual life is calculated based on the maturity date. For commercial and industrial (“C&I”) revolving loans with no stated maturity date, the contractual life is calculated based on the internal review date. For all other revolving loans, the contractual life is based on either the estimated maturity date or a default date. The contractual term does not include any expected extensions, renewals or modifications unless management has a reasonable expectation as of the reporting period that Wesbanco will execute a troubled debt restructuring, TDR, with the borrower. Management assumes a loan will become a TDR if a loan has matured, has a principal balance, and has previously been partially charged-off. This assumption extends the maturity of these loans to six months beyond their respective maturity dates.

Contractual terms must be adjusted for prepayments to arrive at expected cash flows. Wesbanco models term loans with a prepayment rate, annualized to one year. When Wesbanco has a specific expectation of differing payment behavior for a given loan, the loan may be evaluated individually. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the cash flow.

The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, risk grading imprecision, concentrations of credit risk, if any, volume of activity, changes in lending staff, type of collateral and the results of internal loan reviews and examinations by bank regulatory agencies. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial loans, including commercial real estate (“CRE”) and C&I, are individually-evaluated if they have unique characteristics, reported as TDRs, or reported as non-accrual loans greater than $1 million.  Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. On April 7, 2020, the joint federal regulatory agencies issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised),” which further discusses loan modifications related to COVID-19. Wesbanco has extended loan principal and/or interest payments up to 180 days for customers affected by the COVID-19 pandemic. These customers must meet certain criteria, such as being in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well other requirements noted in the regulatory agencies’ revised statement. Based on the CARES Act provision and the guidance noted above, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered late with regard to their delayed payments to the extent they meet the criteria. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it was determined upon entry into the program.

In response to the COVID-19 pandemic, Wesbanco launched a number of initiatives and precautionary measures intended to mitigate the impact of the COVID-19 virus outbreak by offering payment relief to affected borrowers through loan modifications, payment deferrals, and working capital facilities; adjusting branch operations to help protect the health and safety of our customers and employees while maintaining access to our services; and supporting local non-profit organizations through our grant programs.  Through July 20, 2020 we have assisted our residential mortgage customers with over 525 loan modifications totaling $133 million, our consumer and home equity loan customers with over 700 loan modifications totaling $27 million, and our commercial and business customers with more than 2,300 loan modifications totaling $2.0 billion, including most customers in our hotel loan portfolio.  In addition, we have been an active participant in the Small Business Administration’s Paycheck Protection Program (“PPP”), as established by the CARES Act. As of July 20, 2020, Wesbanco has lent over 6,800 PPP loans for approximately $841 million.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Reflecting the impact from the 2020 adoption of the new CECL accounting standard and the current macroeconomic environment, net income for the three months ended June 30, 2020 was $4.5 million, with diluted earnings per share of $0.07, compared to $44.8 million and $0.82 per diluted share, respectively, for the second quarter of 2019.  Net income for the six months ended June 30, 2020 was $27.9 million, or $0.41 per diluted share, as compared to $85.2 million, or $1.56 per diluted share, for the 2019 period.  Excluding after-tax merger-related expenses (non-GAAP measure) in both periods, for the three months ended June 30, 2020, net income was $4.9 million, or $0.07 per diluted share, as compared to $44.9 million and $0.82 per diluted share, respectively, in the prior year quarter; and net income for the six months ended June 30, 2020 was $32.3 million, or $0.48 per diluted share compared to $87.7 million or $1.60 per diluted share in the prior year period.

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$4,858	$0.07	$44,878	$0.82	$32,334	$0.48	$87,670	$1.60
Less: After tax merger-related expenses	(370)	(0.00)	(64)	0.00	(4,450)	(0.07)	(2,519)	(0.04)
Net income (GAAP)	$4,488	$0.07	$44,814	$0.82	$27,884	$0.41	$85,151	$1.56

(1)

Non-GAAP net income excludes after-tax merger-related expenses.  The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income increased $20.6 million or 20.9% in the second quarter of 2020 compared to the same quarter of 2019 due to a 33.7% increase in average total earning assets, due primarily to the OLBK acquisition and related accretion from purchase accounting.  As a result of five federal funds rate decreases totaling 225 basis points from July 2019 to March 2020 and aggressive deposit rate reductions in late March, the yield on earning assets decreased a total of 70 basis points and the cost of interest bearing liabilities decreased 45 basis points from the second quarter of 2019 to the same period of 2020. This resulted in the net interest margin decreasing by 35 basis points to 3.32% in the second quarter of 2020 compared to 3.67% in the second quarter of 2019.  Average loan balances increased by 42.3% from the second quarter of 2019, mainly attributable to both the OLBK acquisition and participation in the SBA PPP program, while average deposits increased 35.3% over the same time period.   Accretion from acquisitions benefited the second quarter net interest margin by 19 basis points, as compared to 18 basis points in the prior year period and 22 basis points during the first quarter of 2020.  Lastly, the funding of SBA PPP loans negatively impacted the second quarter of 2020 net interest margin by a net two basis points.

The provision for credit losses increased to $61.8 million in the second quarter of 2020, due specifically to the implementation of the CECL accounting standard on January 1, 2020, and the effect of the COVID-19 pandemic. Net charge-offs, as a percentage of average portfolio loans, were 0.07% and 0.05% for the second quarter of 2020 and 2019, respectively.

For the second quarter of 2020, non-interest income increased $1.7 million or 5.5% compared to the second quarter of 2019, driven by mortgage banking income and higher commercial customer loan swap-related income.  Reflecting the low interest rate environment and organic growth, mortgage banking income increased $5.9 million or 365.5% in the second quarter of 2020 compared to the prior year period, due to growth of roughly 123% in residential mortgage origination dollar volume and the associated sale of approximately one-half of those originations into the secondary market.  Loan swap-related income increased $2.4 million or 477.2% from the second quarter of 2019 to $2.9 million, due to commercial loan customer demand in the current rate environment.  Offsetting these increases somewhat, electronic banking fees decreased $3.1 million or 43.2% due to the  negative impact of the Durbin amendment to the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, and service charges on deposits decreased $1.9 million or 30.2% due to higher customer deposits associated with CARES Act stimulus payments and lower consumer spending.

Non-interest expense, excluding merger-related expenses in both periods, increased in the second quarter of 2020 by $13.2 million or 18.3%, compared to the second quarter of 2019.   This year-over-year increase is primarily due to higher salaries and wages, employee benefits, net occupancy, equipment, and other operating costs associated with additional staffing and financial center locations from the OLBK acquisition.  In addition, salaries and wages reflect the annual mid-year merit increases implemented last summer.   For the second quarter of 2020, merger-related expenses were $0.5 million related to the OLBK merger, as compared to $0.1 million for the second quarter of 2019, which were related to the FFKT merger.

During the second quarter, the effective tax rate was 0.9% as compared to 18.4% last year, and the provision for income taxes decreased $10.1 million to $42 thousand, primarily due to lower year-over-year pre-tax income.

In response to the current economic environment as a result of the COVID-19 pandemic, Wesbanco completed an interim goodwill impairment analysis as of June 30, 2020 with the assistance of a third-party. Wesbanco concluded that goodwill, which has a carrying value of $1.1 billion, was not impaired as of June 30, 2020. If events and circumstances continue, such as the effects of the COVID-19 pandemic, Wesbanco will continue to quarterly assess goodwill for potential impairment.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2020	2019	2020	2019
Net interest income	$119,013	$98,460	$239,174	$196,822
Taxable equivalent adjustment to net interest income	1,143	1,367	2,328	2,840
Net interest income, fully taxable equivalent	$120,156	$99,827	$241,502	$199,662
Net interest spread, non-taxable equivalent	3.09%	3.32%	3.16%	3.33%
Benefit of net non-interest bearing liabilities	0.20%	0.30%	0.23%	0.30%
Net interest margin	3.29%	3.62%	3.39%	3.63%
Taxable equivalent adjustment	0.03%	0.05%	0.03%	0.05%
Net interest margin, fully taxable equivalent	3.32%	3.67%	3.42%	3.68%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings.  Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $20.6 million or 20.9% in the second quarter of 2020 compared to the second quarter of 2019, due to a 33.7% increase in average earning asset balances, primarily driven by the acquisition of OLBK which closed midway through the fourth quarter of 2019, and Wesbanco’s participation in the PPP lending program.  For the first six months of 2020, net interest income increased $42.4 million or 21.5% from the first six months of 2019, for the same reasons.  Average loan balances increased 42.3% in the second quarter of 2020 primarily from the acquisition of OLBK and from $836.8 million of PPP loans originated throughout the second quarter of 2020, compared to the second quarter of 2019. Excluding the OLBK acquisition and PPP loans, portfolio loans increased by 0.4% from June 30, 2019, as growth remained relatively flat due to the impact of shuttered state economies from the pandemic.  Total average deposits increased in the second quarter of 2020 by $3.1 billion or 35.3% compared to the second quarter of 2019, due to the deposits acquired from OLBK and from an influx of deposits from the stimulus package associated with the CARES Act and PPP loan proceeds deposited into customer accounts.   The net interest margin decreased by 35 basis points to 3.32% in the second quarter of 2020 from the same quarter of 2019.  The margin’s decline was due to multiple decreases during late 2019 and the first quarter of 2020 in the Federal Reserve’s target federal funds rate, a flat to sometimes inverted yield curve, additional balance sheet liquidity over the last three to four months and the lower margins on PPP loans, and was partially offset by higher purchase accounting accretion.  Approximately 19 basis points of accretion from OLBK and other prior acquisitions was included in the second quarter 2020 net interest margin compared to 18 basis points in the 2019 second quarter net interest margin.  The funding of the previously mentioned PPP loans negatively impacted the second quarter of 2020 net interest margin by a net two basis points. Yields decreased for most earning asset categories in 2020. The cost of interest bearing liabilities decreased by 45 basis points from the second quarter of 2019 to the second quarter of 2020. The decrease in the cost is primarily due to aggressive rate decreases for interest bearing demand deposits, which include public funds, and lower rates for certificates of deposit, customer repurchase agreements, short to medium-term Federal Home Loan Bank borrowings and junior subordinated debentures in response to the general decrease in overall borrowing rates in the marketplace resulting from lower rates across the yield curve.

Interest income increased $15.2 million or 12.7% in the second quarter of 2020 and $38.5 million or 16.2% in the first six months of 2020 compared to the same periods of 2019 due to higher overall earning assets, mostly attributable to the OLBK acquisition and PPP loan originations, partially offset by lower yields in almost every major earning asset category.  Earning asset yields were influenced negatively by COVID-19 in the second quarter of 2020 compared to the second quarter of 2019. In March, the Federal Reserve dropped the federal fund rate by 150 basis points, in addition to the 75 basis points that occurred in the last half of 2019.  Average loan balances increased $3.3 billion in the second quarter of 2020 compared to the second quarter of 2019, due primarily to the acquisition of OLBK, and originations of PPP loans. Loan yields decreased by 80 basis points during this same period to 4.22% from the previously mentioned federal funds rate decreases and lower yields on PPP loans.  Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories.  In the second quarter of 2020, average loans represented 75.2% of average earning assets, an increase from 70.6% in the second quarter of 2019.  Average taxable securities balances decreased $47.7 million or 2.0% from the second quarter of 2019, due to the sale of approximately $218 million of mortgage-backed securities at the end of the first quarter, to take advantage of market opportunities and to create liquidity for COVID-19 related reasons. Taxable securities yields decreased by 35 basis points and tax-exempt securities yields increased by one basis point in the second quarter of 2020 from the second quarter of 2019. The recent flat and inverted yield curve has resulted in the yield decrease for taxable securities, as calls and maturities of tax-exempt securities have been replaced with purchases of taxable securities due to their lower overall yield.  Increased prepayments on mortgage-backed securities in the lower rate environment also reduced the taxable securities yields due to higher amortization. The average balance of tax-exempt securities, which have the highest yields within securities, decreased to 21.4% of total average securities in the second quarter of 2020 compared to 24.1% in the second quarter of 2019.

Total portfolio loans increased $3.3 billion or 43.1% over the last twelve months, while total commercial loans increased $3.0 billion or 58.2%.  Loan growth was achieved through $4.3 billion in total loan originations, led by $3.0 billion in business loan originations for the past twelve months.  Loan growth was driven by the acquisition of OLBK in 2019, SBA PPP loans, expanded market areas and additional commercial personnel in our core markets, but was partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their commercial real estate mortgages, and some financed projects were sold by their developers.

Commercial loans with floors currently average 4.30% on approximately $2.1 billion or 26% of total commercial loans at June 30, 2020, as compared to $2.4 billion averaging 4.50% or 33% of commercial loans at December 31, 2019. Approximately 69% or $1.5 billion of these loans are currently priced at their floor, as compared to 49% or $1.2 billion at December 31, 2019. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing dates. In addition, in a declining rate environment, some customers may request rates below existing contractual floors, which we may grant for competitive or other reasons.

Interest expense decreased $5.4 million or 25.6% in the second quarter of 2020 as compared to the same period in 2019, due to decreases in the cost of all interest bearing liability categories as market rates dropped in reaction to COVID-19 and management reduced certain deposit rates, as well as higher purchase accounting deposit accretion. The cost of interest bearing liabilities decreased by 45 basis points from the second quarter of 2019 to 0.63% in 2020.  Interest bearing deposits increased $1.7 billion or 27.5% from the second quarter of 2019, due to the acquisition of OLBK and increases in organic deposits heavily driven by CARES Act stimulus deposits.  The rate on interest bearing deposits decreased 40 basis points from the second quarter of 2019, primarily from aggressive decreases in rates on interest bearing public funds and certificates of deposit in response to the COVID-19 pandemic. Average non-interest bearing demand deposit balances increased from the second quarter of 2019 to the second quarter of 2020 by $1.4 billion or 55.1% and were 32.3% of total average deposits at June 30, 2020, compared to 28.2% at June 30, 2020, reflecting the acquired OLBK non-interest bearing demand deposits, CARES Act stimulus deposits, PPP loan deposits, and ongoing checking account marketing strategies. The average balance of FHLB borrowings increased $373.1 million from the second quarter of 2019 to 2020 due to borrowings acquired in the OLBK acquisition and also as Wesbanco increased liquidity sources in response to the COVID-19 pandemic; however, the average rate paid decreased by 38 basis points to 2.12% over this same time period due to lower interest rates on new borrowings and the maturity of some legacy higher-rate borrowings in the first half of 2020. Average other borrowings and junior subordinated debt balances increased $73.4 million or 15.2% from the second quarter of 2019 to 2020, partially due to the acquisition of OLBK, and their average rates paid decreased by 155 and 108 basis points, respectively, over this same time period due to decreases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced.

The 150 basis points in total federal funds rate cuts in the first quarter of 2020, as well as the generally lower rates across the yield curve, are expected to result in the core net interest margin declining a few basis points over the remainder of the year. Lower anticipated earning asset yields caused by loans repricing to lower rates, new loan production rates being lower than existing loan rates, and security cash flows being reinvested at lower rates are expected to be partially offset by  price reductions to deposit rates and lower wholesale funding costs. Wesbanco’s participation in the PPP program is expected to positively contribute to net interest income resulting in a modest positive adjustment to the net interest margin in the back half of the year as SBA loan forgiveness occurs for qualifying customers and net deferred fees are accreted into income at the date of loan payoff.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$637,979	0.17%	$72,563	3.46%	$385,755	0.35%	$74,774	2.55%
Loans, net of unearned income (1)	10,955,694	4.22%	7,700,355	5.02%	10,665,441	4.42%	7,680,062	5.04%
Securities: (2)
Taxable	2,288,409	2.47%	2,336,099	2.82%	2,432,539	2.57%	2,344,929	2.83%
Tax-exempt (3)	622,637	3.52%	741,371	3.51%	634,612	3.51%	775,845	3.49%
Total securities	2,911,046	2.69%	3,077,470	2.98%	3,067,151	2.76%	3,120,774	2.99%
Other earning assets	71,493	5.68%	50,555	7.26%	70,537	6.02%	51,330	7.28%
Total earning assets (3)	14,576,212	3.75%	10,900,943	4.45%	14,188,884	3.96%	10,926,940	4.45%
Other assets	2,138,999		1,588,720		2,061,191		1,572,988
Total Assets	$16,715,211		$12,489,663		$16,250,075		$12,499,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,558,768	0.21%	$2,139,372	0.81%	$2,450,605	0.39%	$2,134,514	0.78%
Money market accounts	1,603,395	0.22%	1,116,124	0.72%	1,573,579	0.41%	1,135,237	0.69%
Savings deposits	2,060,392	0.06%	1,676,477	0.16%	2,006,940	0.12%	1,668,160	0.15%
Certificates of deposit	1,846,929	0.77%	1,397,167	1.18%	1,918,189	0.79%	1,417,703	1.14%
Total interest bearing deposits	8,069,484	0.30%	6,329,140	0.70%	7,949,313	0.42%	6,355,614	0.68%
Federal Home Loan Bank borrowings	1,381,093	2.12%	1,008,027	2.50%	1,426,134	2.19%	1,030,396	2.47%
Other borrowings	365,793	0.31%	320,269	1.86%	350,917	0.66%	324,033	1.89%
Subordinated debt and junior subordinated debt	192,021	4.33%	164,108	5.41%	195,257	4.67%	176,746	5.41%
Total interest bearing liabilities (1)	10,008,391	0.63%	7,821,544	1.08%	9,921,621	0.77%	7,886,789	1.07%
Non-interest bearing demand deposits	3,856,291		2,486,710		3,496,784		2,453,770
Other liabilities	247,591		131,219		233,166		132,657
Shareholders’ equity	2,602,938		2,050,190		2,598,504		2,026,712
Total Liabilities and Shareholders’ Equity	$16,715,211		$12,489,663		$16,250,075		$12,499,928
Taxable equivalent net interest spread		3.12%		3.37%		3.19%		3.38%
Taxable equivalent net interest margin		3.32%		3.67%		3.42%		3.68%

(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $2.6 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and were $3.3 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. PPP loan fees, which were included as part of loan fees, were $2.1 million for both the three and six months ended June 30, 2020. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $4.1 million and $4.7 million for the three months ended June 30, 2020 and 2019, respectively, and was $8.2 million and $9.6 million for the six months ended June 30, 2020 and 2019, respectively. Accretion on interest bearing liabilities acquired from the prior acquisitions was $2.6 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and was $6.0 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

(2)	Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory rate of 21% for each period presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For The Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Compared to June 30, 2019			Compared to June 30, 2019
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$742	$(1,100)	$(358)	$1,127	$(1,410)	$(283)
Loans, net of unearned income	36,004	(17,351)	18,653	67,767	(25,113)	42,654
Taxable securities	(330)	(2,067)	(2,397)	1,206	(3,348)	(2,142)
Tax-exempt securities (1)	(1,038)	(25)	(1,063)	(2,467)	29	(2,438)
Other earning assets	325	(232)	93	615	(372)	243
Total interest income change (1)	35,703	(20,775)	14,928	68,248	(30,214)	38,034
Increase (decrease) in interest expense:
Interest bearing demand deposits	715	(3,679)	(2,964)	1,083	(4,597)	(3,514)
Money market accounts	642	(1,772)	(1,130)	1,211	(1,888)	(677)
Savings deposits	129	(510)	(381)	222	(202)	20
Certificates of deposit	1,098	(1,682)	(584)	2,366	(2,799)	(433)
Federal Home Loan Bank borrowings	2,075	(1,069)	1,006	4,430	(1,529)	2,901
Other borrowings	185	(1,389)	(1,204)	234	(2,124)	(1,890)
Subordinated debt and junior subordinated debt	342	(487)	(145)	467	(680)	(213)
Total interest expense change	5,186	(10,588)	(5,402)	10,013	(13,819)	(3,806)
Net interest income increase (decrease) (1)	$30,517	$(10,187)	$20,330	$58,235	$(16,395)	$41,840

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb losses incurred within the loan portfolio.  The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb losses incurred on unfunded commitments.  The provision for credit losses - loans and loan commitments increased to $61.8 million in the second quarter of 2020 compared to $2.7 million in the second quarter of 2019 due to the adoption of CECL on January 1, 2020, and as a result of changes in the macroeconomic forecast resulting in expected significantly higher unemployment over the reasonable and supportable forecast period of one year, primarily increasing the allowance for loan losses and allowance for loan commitments.  Non-performing loans were 0.37% of total loans as of June 30, 2020, decreasing from 0.50% of total loans at the end of the second quarter of 2019. Non-performing assets were 0.38% of total loans and other real estate and repossessed assets as of June 30, 2020, decreasing from 0.56% at the end of the second quarter of 2019.  Criticized and classified loans were 2.23% of total loans, increasing from 1.48% as of June 30, 2019, primarily due to recent adjustments to the internal loan classification system which impacted risk grades. Past due loans at June 30, 2020 were 0.61% of total loans, compared to 0.23% at June 30, 2019. Annualized net loan charge-offs increased to 0.07% as of June 30, 2020 compared to 0.05% as of June 30, 2019.  (Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Trust fees	$6,202	$6,339	$(137)	(2.2)	$13,154	$13,454	$(300)	(2.2)
Service charges on deposits	4,323	6,197	(1,874)	(30.2)	10,940	12,747	(1,807)	(14.2)
Electronic banking fees	4,066	7,154	(3,088)	(43.2)	8,320	13,046	(4,726)	(36.2)
Net securities brokerage revenue	1,384	1,973	(589)	(29.9)	3,063	3,833	(770)	(20.1)
Bank-owned life insurance	1,752	1,340	412	30.7	3,521	2,659	862	32.4
Net securities gains	1,299	2,909	(1,610)	(55.3)	2,790	3,566	(776)	(21.8)
Mortgage banking income	7,531	1,618	5,913	365.5	8,807	2,674	6,133	229.4
Net insurance services revenue	936	786	150	19.1	1,781	1,695	86	5.1
Debit card sponsorship income	644	—	644	100.0	1,351	—	1,351	100.0
Payment processing fees	784	785	(1)	(0.1)	1,464	1,433	31	2.2
Net gain on other real estate owned and other assets	(66)	376	(442)	(117.6)	103	512	(409)	(79.9)
Swap fee and valuation income	2,949	511	2,438	477.1	2,847	880	1,967	223.5
Other	1,056	1,168	(112)	(9.6)	2,728	2,430	298	12.3
Total non-interest income	$32,860	$31,156	$1,704	5.5	$60,869	$58,929	$1,940	3.3

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations as it represents 20.3% of total revenue for the six months ended June 30, 2020. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the second quarter of 2020, non-interest income increased $1.7 million or 5.5% compared to the second quarter of 2019, primarily due to a $5.9 million or 365.5% increase in mortgage banking income and a $2.4 million or 477.1% increase in swap fee and valuation income.  The increases were offset by the Durbin amendment and its impact on electronic banking fees and the COVID-19 impact on several revenue streams with the largest decreases in service charges on deposits and electronic banking fees. For the six months ended June 30, 2020, non-interest income increased $1.9 million or 3.3% from the six months ended June 30, 2019 for similar reasons as the three months then ended.

Trust fees decreased $0.1 million or 2.2% compared to the second quarter of 2019 due to a decrease in the market value of trust assets earlier in the second quarter of 2020 due to the pandemic. Total trust assets were $4.5 billion at June 30, 2019 and June 30, 2020. At June 30, 2020, trust assets include managed assets of $3.6 billion and non-managed (custodial) assets of $0.9 billion.  Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $903.0 million as of June 30, 2020 and $922.9 million at June 30, 2019, and are included in managed assets.

Service charges on deposits decreased $1.9 million or 30.2% to $4.3 million in the second quarter of 2020 as compared to the same period in 2019 due to higher consumer deposit balances throughout the quarter associated with CARES Act stimulus payments and lower general consumer spending, resulting in fewer eligible fee generating transactions. For the six months ended June 30, 2020, service charges on deposits decreased $1.8 million or 14.2% compared to the six months ended June 30, 2019.

Electronic banking fees, which include debit card interchange fees, decreased $3.1 million or 43.2% compared to the second quarter of 2019, which reflected an approximate $2.7 million impact on second quarter 2020 fees from the ongoing limitation on interchange fees for debit card processing that resulted from the Durbin amendment to the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act.  This limitation only applies to banks with greater than $10 billion in total assets, and took effect for Wesbanco in the third quarter of 2019.

Net securities gains decreased $1.6 million or 55.3% in the second quarter of 2020 compared to the same period of 2019, due to a gain of $2.6 million on the sale of Wesbanco’s VISA Class B stock in the second quarter of 2019.  This stock was held at a zero cost basis and Wesbanco holds no additional shares of VISA Class B stock. This decrease was partially offset by a $1.0 million market adjustment recorded in the second quarter of 2020 on the underlying investments of the deferred compensation plan. For the six months ended June 30, 2020, net securities gains decreased $0.8 million or 21.8% compared to the six months ended June 30, 2019.

Mortgage banking income increased $5.9 million or 365.5% from the second quarter of 2019 to the second quarter of 2020.  For the second quarter of 2020, mortgage production was $368.3 million, which was an increase of 125.6% from the comparable 2019 period. For the three months ended June 30, 2020, $268.9 million in mortgages were sold into the secondary market at a net margin of 2.8% as compared to $106.4 million at a net margin of 1.5% in the comparable 2019 period. Included in mortgage banking income and the calculation of net margin noted above is a $0.1 million gain and a $0.6 million loss from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended June 30, 2020 and 2019, respectively.

Debit card sponsorship income is a new revenue stream for Wesbanco that was acquired in the OLBK acquisition on November 22, 2019.  The fees are earned from Wesbanco’s sponsorship of certain customers into various debit networks and are generated from the total transactions processed on the debit networks. Debit sponsorship income was $0.6 million for the quarter ended June 30, 2020. Wesbanco intends to reduce this program’s customer-related revenues over the next 12-18 months for risk-related reasons.

Swap fee and valuation income increased $2.4 million or 477.1% for the second quarter of 2020 compared to the second quarter of 2019 due to an increased volume of new loan swaps in the second quarter of 2020, slightly offset by a decrease in the fair value of existing swaps resulting from the lower and inverted yield curve during 2020.  For the three months ended June 30, 2020, new swaps executed totaled $131.4 million in notional principal resulting in $3.5 million of fee income, compared to new swaps executed of $62.9 million in notional principal resulting in $1.3 million of fee income for the three months ended June 30, 2019.  Fair value adjustments on existing swaps for the three months ended June 30, 2020 and 2019 were ($0.5) million and ($0.8) million, respectively.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Salaries and wages	$36,773	$31,646	$5,127	16.2	$75,683	$62,585	$13,098	20.9
Employee benefits	10,138	9,705	433	4.5	20,511	19,694	817	4.1
Net occupancy	6,634	5,385	1,249	23.2	13,717	10,951	2,766	25.3
Equipment	5,722	4,818	904	18.8	11,761	9,651	2,110	21.9
Marketing	1,567	1,254	313	25.0	2,705	2,497	208	8.3
FDIC insurance	2,395	1,155	1,240	107.4	4,508	2,508	2,000	79.7
Amortization of intangible assets	3,365	2,465	900	36.5	6,739	4,978	1,761	35.4
Restructuring and merger-related expenses	468	81	387	477.8	5,633	3,188	2,445	76.7
Franchise and other miscellaneous taxes	3,470	3,176	294	9.3	7,212	6,202	1,010	16.3
Consulting, regulatory, accounting and advisory fees	3,238	2,269	969	42.7	6,080	4,085	1,995	48.8
ATM and electronic banking interchange expenses	1,962	1,712	250	14.6	3,752	3,434	318	9.3
Postage and courier expenses	1,330	1,198	132	11.0	2,588	2,747	(159)	(5.8)
Legal fees	836	936	(100)	(10.7)	1,650	1,615	35	2.2
Communications	1,220	895	325	36.3	2,244	1,825	419	23.0
Supplies	1,310	1,106	204	18.4	2,527	2,246	281	12.5
Other real estate owned and foreclosure expenses	48	152	(104)	(68.4)	(17)	163	(180)	(110.4)
Other	5,026	3,999	1,027	25.7	9,542	8,016	1,526	19.0
Total non-interest expense	$85,502	$71,952	$13,550	18.8	$176,835	$146,385	$30,450	20.8

Non-interest expense in the second quarter of 2020 increased $13.6 million or 18.8% compared to the same quarter in 2019, principally due to the OLBK acquisition, which increased assets by $3.0 billion, excluding goodwill, and added 37 offices to our branch network.  In the second quarter of 2020, there were $0.5 million of merger-related expenses for the OLBK acquisition, as compared to $0.1 million in the second quarter of 2019 for the FFKT acquisition.  Excluding merger-related expenses, non-interest expense increased $13.2 million or 18.3% from the second quarter of 2019 to the second quarter of 2020 and increased $28.0 million or 19.6% from the first six months of 2019 to the first six months of 2020.

Salaries and wages increased $5.1 million or 16.2% from the second quarter of 2019 due to increased compensation expense related to an increase in full-time equivalent (“FTE”) employees from the OLBK acquisition and from annual merit increases in mid-2019.  Employee benefits expense increased $0.4 million or 4.5% compared to the second quarter of 2019, due specifically to a $1.1 million market adjustment in the second quarter of 2020 on the underlying investments of the deferred compensation plan.  Excluding this market adjustment, employee benefits expense decreased from the prior year quarter due to a decrease in health insurance claim expense during the pandemic.

Net occupancy increased $1.2 million or 23.2% from the second quarter of 2020, principally due to increased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, mostly from the acquired retail branches, as well as normal building maintenance and repair costs of the legacy branch network and other infrastructure needs. For the six months ended June 30, 2020, net occupancy increased $2.8 million or 25.3% compared to the six months ended June 30, 2019.

Equipment costs increased $0.9 million or 18.8% compared to the second quarter of 2019, due to the OLBK acquisition and increases in service agreements expense from continuous improvements in technology and communication infrastructure, software costs and loan origination and customer support centers.

FDIC insurance increased $1.2 million or 107.4% compared to the second quarter of 2019, due to the growth in the Bank’s balance sheet primarily from the OLBK acquisition in November 2019, which caused the assessment base to increase, and risk factors related to various balance sheet categories in the more complex calculation for large banks over $10 billion in total assets. For the six months ended June 30, 2020, FDIC insurance increased $2.0 million or 79.7% compared to the six months ended June 30, 2019.

Amortization of intangible assets increased $0.9 million or 36.5% compared to the second quarter of 2019.  The OLBK acquisition added approximately $32.9 million in core deposit intangibles. For the six months ended June 30, 2020, amortization of intangible assets increased $1.8 million or 35.4% compared to the six months ended June 30, 2019.

Restructuring and merger-related expenses in the second quarter of 2020 totaled $0.5 million, all of which were related to the OLBK acquisition that closed in the fourth quarter of 2019.  The merger-related expenses included $0.2 million in change in control payments, $0.2 million in non-refundable one-time conversion costs and $0.1 million in retention bonuses.

Consulting, regulatory, accounting and advisory fees increased $1.0 million or 42.7% from the second quarter of 2019 due to increased swap clearing expense from a higher volume of cleared swaps in the second quarter of 2020 compared to same period of 2019, as well as increased underwriting and processing fees from a higher volume of mortgage originations in the current period.

INCOME TAXES

The provision for income taxes is $42 thousand for the three months ended June 30, 2020, which is a $10.1 million decrease compared to the three months ended June 30, 2019. The decrease in the provision for income taxes is primarily driven by the $50.4 million decrease in pre-tax income. The effective tax rate decreased to 0.9% compared to 18.4% in the second quarter of 2019.  For the six months ended June 30, 2020, the provision for income taxes was $3.7 million, which is a $15.3 million decrease compared to the six months ended June 30, 2019. The decrease in the provision for income taxes is primarily driven by the $72.6 million decrease in pre-tax income and $0.9 million of discrete benefit items in the first half of 2020. The effective tax rate decreased to 11.6% compared to 18.1%, for the first half of 2019.

FINANCIAL CONDITION

Total assets and deposits increased 6.6% and 10.7%, respectively, while shareholders’ equity decreased 0.9%, compared to December 31, 2019. Total securities decreased $405.8 million or 12.5% from December 31, 2019 to June 30, 2020, primarily driven by the sale of mortgage-backed securities and collateralized mortgage obligations, at a net gain of $2.1 million, to provide for additional liquidity related to potential COVID-19 requirements. The securities’ decrease was partially offset by a $50.4 million increase in unrealized gains in the available-for-sale portfolio. Total portfolio loans increased $806.2 million or 7.9% as participation in the SBA PPP loan program provided approximately $836.8 million in loans. Deposits increased $1.2 billion from year-end resulting from increases of 21.3%, 8.7%, and 6.1% in demand deposits, savings deposits, and money market deposits, respectively, which were partially offset by a 12.0% decrease in certificates of deposit. The growth in transaction-based accounts is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customer preferences for shorter-term maturities. The transaction-based accounts increased towards the end of the first quarter and into the second quarter from the CARES Act individual and family payments, as well as deposits from businesses obtaining loans from the SBA PPP loans. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit, primarily for single-service customers, and customer preferences for other deposit types, coupled with a $0.6 million decrease in CDARS® balances. The decline was also impacted by customer run-off of higher cost certificates of deposit from the OLBK acquisition. Total borrowings decreased 9.8% or $185.4 million during the first six months of 2020 as FHLB maturities exceeded new FHLB borrowings by $286 million, coupled with $6.7 million of junior subordinated debentures, acquired from OLBK, which were redeemed during the first quarter of 2020. These decreases were partially offset by a $108.4 million increase in other short-term borrowings, mostly customer repurchase agreements. Total shareholders’ equity decreased approximately $24.4 million or 0.9%, compared to December 31, 2019, primarily due to the retained earnings effect of ASU 2016-13 adoption totaling $26.6 million, share repurchase and restricted stock vesting activity totaling $25.2 million, and dividends exceeding net income for the period by $15.1 million, which were partially offset by a $39.3 million other comprehensive income gain.

SECURITIES AND CREDIT RISK

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2020	2019	Change ($)	Change (%)
Equity securities (at fair value)	$12,277	$12,343	$(66)	(0.5)
Available-for-sale debt securities (at fair value)
U.S. Treasury	19,979	32,836	(12,857)	(39.2)
U.S. Government sponsored entities and agencies	162,913	159,628	3,285	2.1
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,492,635	1,815,987	(323,352)	(17.8)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	221,365	190,409	30,956	16.3
Obligations of states and political subdivisions	132,229	145,609	(13,380)	(9.2)
Corporate debt securities	44,828	49,089	(4,261)	(8.7)
Total available-for-sale debt securities	$2,073,949	$2,393,558	$(319,609)	(13.4)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$8,381	$9,216	$(835)	(9.1)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	108,984	122,937	(13,953)	(11.3)
Obligations of states and political subdivisions	615,862	686,376	(70,514)	(10.3)
Corporate debt securities	33,189	33,224	(35)	(0.1)
Total held-to-maturity debt securities	766,416	851,753	(85,337)	(10.0)
Total securities	$2,852,642	$3,257,654	$(405,012)	(12.4)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.53%	2.67%
As a % of total securities	73.1%	73.9%
Weighted average life (in years)	3.6	4.1
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.48%	3.51%
As a % of total securities	26.9%	26.1%
Weighted average life (in years)	3.6	3.8
Total securities:
Weighted average yield at the respective period end (2)	2.80%	2.89%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	3.6	4.0

(1)

At June 30, 2020 and December 31, 2019, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased $405.0 million or 12.4% from December 31, 2019 to June 30, 2020.  Through the first six months of 2020, the available-for-sale portfolio decreased $319.6 million or 13.4% primarily due to the sale of residential mortgage-backed securities at the end of the first quarter to take advantage of market opportunities and to free up cash for COVID-19 related needs, such as larger commercial or home equity line withdrawals, while the held-to-maturity portfolio decreased $85.3 million or 10.0% due to calls of municipal securities in the current lower rate environment.  The weighted average yield of the portfolio decreased by 9 basis points from 2.89% at December 31, 2019 to 2.80% at June 30, 2020, due to increased prepayment speeds on mortgage-backed securities and calls of legacy higher rate agency and municipal securities as market rates declined in the first half of 2020.

Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2020 and December 31, 2019 were $56.8 million and $20.7 million, respectively.  The net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after tax-basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity.   Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $36.3 million at June 30, 2020, compared to $22.8 million at December 31, 2019.  With approximately 27% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category. The increase in unrealized gains from year-end are due to the significant decrease in market rates and the shape of the yield curve throughout the first half of 2020 resulting from COVID-19 and the federal funds rate decreases. Volatility in the municipal and corporate bond markets mitigated the overall increase in unrealized gains for those sectors of the portfolio.

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

On January 1, 2020, Wesbanco adopted ASU 2016-13 (Topic 326), Measurement of Credit Losses on Financial Instruments. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represented the CECL allowance as of January 1, 2020.  The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted.  Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historical default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset.  The losses are recorded on the income statement in the provision for credit losses.  Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

Wesbanco’s municipal portfolio represented 26.2% of the overall securities portfolio as of June 30, 2020 compared to 25.5% as of December 31, 2019, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	June 30, 2020		December 31, 2019
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$68,827	8.9	$78,730	9.2
Investment Grade - High	535,141	68.8	569,085	66.7
Investment Grade - Upper Medium	161,406	20.8	190,696	22.4
Investment Grade - Lower Medium	3,070	0.4	3,042	0.4
Non-Investment Grade - Speculative	—	—	638	0.1
Not rated by either agency	8,273	1.1	10,011	1.2
Total municipal bond portfolio	$776,717	100.0	$852,202	100.0

(1)	The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at June 30, 2020 consists of $141.5 million of taxable (primarily Build America Bonds) and $635.2 million of tax-exempt general obligation and revenue bonds.  The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	June 30, 2020		December 31, 2019
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$534,869	68.9	$581,105	68.2
Revenue	241,848	31.1	271,097	31.8
Total municipal bond portfolio	$776,717	100.0	$852,202	100.0
Municipal bond issuer:
State Issued	$55,127	7.1	$76,228	8.9
Local Issued	721,590	92.9	775,974	91.1
Total municipal bond portfolio	$776,717	100.0	$852,202	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States.  The following table presents the top five states of municipal bond concentration based on total fair value at June 30, 2020:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	June 30, 2020
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$175,433	22.6
Ohio	90,585	11.7
Texas	69,635	9.0
Kentucky	41,613	5.4
West Virginia	35,740	4.6
All other states	363,711	46.7
Total municipal bond portfolio	$776,717	100.0

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

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and pursuing collection efforts at the earliest stage of delinquency.  The Bank also monitors general economic conditions, including employment, housing activity and real estate values in its market.  The Bank also periodically evaluates and changes its underwriting standards when warranted based on market conditions, the historical performance of a category of the portfolio, or other external factors.  Credit risk is also regularly evaluated for the impact of adverse economic and other events, such as the current COVID-19 pandemic crisis, that increase the risk of default and the potential loss in the event of default, to understand their impact on the Bank’s earnings and capital.

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

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2020		December 31, 2019
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$671,486	6.0	$777,151	7.5
Improved property	5,022,971	45.2	4,947,857	48.0
Total commercial real estate	5,694,457	51.2	5,725,008	55.5
Commercial and industrial	1,659,296	14.9	1,644,699	16.0
Commercial and industrial - PPP	836,800	7.5	—	-
Residential real estate	1,893,544	17.0	1,873,647	18.2
Home equity	646,323	5.8	649,678	6.3
Consumer	343,723	3.1	374,953	3.6
Total portfolio loans	11,074,143	99.5	10,267,985	99.6
Loans held for sale	53,324	0.5	43,013	0.4
Total loans	$11,127,467	100.0	$10,310,998	100.0

(1)

Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $816.5 million or 7.9% from December 31, 2019, while portfolio loans increased $3.3 billion or 43.1% over the last twelve months.  Most of the loan growth over the last twelve months was due to the acquisition of OLBK in November 2019, totaling $2.5 billion, as well as the origination of $836.8 million of PPP loans during the second quarter of 2020.  Total organic loan growth over the last twelve months was 0.2% driven by strategic focus categories with 3.79% organic growth in commercial real estate and 1.62% organic growth in residential real estate.  There was no growth in home equity organic loan balances due to lower demand as a result of higher interest rates earlier in 2019 and tax changes.  Organic commercial and industrial loans decreased 8.3% over the last twelve months.

Total loan commitments of $3.3 billion, including loans approved but not closed, decreased $4.4 million or 0.1% from December 31, 2019 due primarily to a decrease in lines of credit.  The line utilization percentage for the commercial portfolio was 34.4% at June 30, 2020 compared to 44.5% as of December 31, 2019.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

During the first quarter of 2020, Wesbanco sold $36.7 million of certain under-performing loans acquired from OLBK. The majority of these loans settled by March 31, 2020; however, $8.9 million settled in April 2020, and therefore they were classified as loans held for sale as of March 31, 2020. Loans held for sale at June 30, 2020 are originated residential mortgages that will be sold into the secondary market.

Wesbanco is participating in the PPP loan program as established by the CARES Act. As of June 30, 2020, the Company has funded nearly 6,800 loans totaling $836.8 million to qualifying small businesses, non-profits and organizations throughout our six-state footprint. The loans carry an interest rate of 1%, are generally for a two-year maturity, and were originated with a percentage fee paid by the SBA directly to the Bank depending on the size of the loan originated. At June 30, 2020, remaining unaccreted fees, net of deferred origination costs were $24.3 million. The loans are subject to forgiveness by the SBA under certain defined circumstances, and it is anticipated a high percentage of such loans will meet such requirements (as revised) over the next two years.

TABLE 11. COMMERCIAL EXPOSURE BY INDUSTRY

	June 30, 2020
	Land and Construction		Improved Property		Commercial and Industrial		PPP
(unaudited, in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Loan Balance	Total Loan Balance	Total Exposure	% of Capital (2)
Agriculture and farming	$19,206	$1,921	$3,097	$527	$8,154	$5,912	$2,772	$33,229	$41,589	2.7
Energy	1,577	—	43,340	1,527	89,703	58,838	10,342	144,962	205,327	13.4
Construction	146,166	119,018	142,663	42,078	175,100	187,183	159,541	623,470	971,749	63.2
Manufacturing	529	8	82,223	9,020	161,348	119,487	68,074	312,174	440,689	28.7
Wholesale and distribution	166	34	43,208	2,509	119,804	60,020	31,789	194,967	257,530	16.8
Retail	3,011	2,354	249,439	7,240	91,011	77,273	41,182	384,643	471,510	30.7
Transportation and warehousing	7,249	9,842	72,052	2,555	40,206	16,864	19,769	139,276	168,537	11.0
Information and communications	68	121	4,129	-	8,179	3,221	4,266	16,642	19,984	1.3
Finance and insurance	1,591	—	12,105	479	75,527	116,822	12,399	101,622	218,923	14.2
Equipment leasing	822	—	13,556	313	56,331	29,922	12,921	83,630	113,865	7.4
Real estate - 1-4 family	5,285	2,373	319,910	10,979	82,831	4,485	—	408,026	425,863	27.7
Real estate - multi-family	196,838	201,714	508,014	12,568	1,840	281	—	706,692	921,255	59.9
Real estate - other retail	14,848	9,936	247,142	4,152	5,599	266	—	267,589	281,943	18.3
Real estate - shopping center	562	1,838	248,138	5,217	2,005	—	—	250,705	257,760	16.8
Real estate - office building	27,286	21,877	497,802	7,028	9,004	3,875	—	534,092	566,872	36.9
Real estate - commercial/manufacturing	23	3,977	375,140	8,972	10,605	52	—	385,768	398,769	25.9
Real estate - residential buildings	37,797	77,377	134,150	31,557	31,790	16,659	9,393	213,130	338,723	22.0
Real estate - other	64,232	44,559	45,284	58,890	54,880	25,294	7,221	171,617	300,360	46.3
Services	14,421	4,211	196,668	4,349	165,948	119,511	131,634	508,671	636,742	41.4
Schools and education services	15,006	9,015	24,142	551	92,712	16,923	11,381	143,241	169,730	11.0
Healthcare	39,241	84,487	329,151	17,714	120,634	60,073	83,791	572,817	735,091	47.8
Entertainment and recreation	1,304	103	55,257	2,248	15,340	4,140	8,709	80,610	87,101	5.7
Hotels	31,866	15,748	694,659	14,982	2,654	3,039	11,897	741,076	774,845	50.4
Other accommodations	61	—	55,740	214	4,195	1,238	566	60,562	62,014	4.0
Restaurants	819	—	100,654	2,254	69,079	23,034	44,395	214,947	240,235	15.6
Religious organizations	771	750	82,531	1,376	47,230	20,359	7,974	138,506	160,991	10.5
Government	34,913	—	17,259	641	115,837	45,213	5,573	173,582	219,436	14.3
Unclassified	5,828	4,787	425,518	21,188	1,750	63,109	151,211	584,307	673,391	43.8
Total commercial loans	$671,486	$616,050	$5,022,971	$271,127	$1,659,296	$1,083,093	$836,800	$8,190,553	$10,160,823	661.0

(1)	Represents Bank’s total risk-based capital.

TABLE 12. COMMERCIAL LOANS MODIFIED UNDER CARES ACT BY INDUSTRY

	June 30, 2020
	Land and Construction		Improved Property		Commercial and Industrial				Percent Modified
(unaudited, in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Total Loan Balance	Total Exposure	Balance	Exposure
Agriculture and farming	$473	$—	$—	$—	$173	$45	$646	$691	1.9%	1.7%
Energy	—	—	1,625	—	5,140	509	6,765	7,275	4.7%	3.5%
Construction	10,762	1,019	11,594	68	9,776	379	32,132	33,596	5.2%	3.5%
Manufacturing	—	—	19,147	3	7,299	29	26,446	26,480	8.5%	6.0%
Wholesale and distribution	—	—	12,104	—	31,794	777	43,898	44,675	22.5%	17.3%
Retail	1,029	—	40,413	65	15,619	7,126	57,061	64,251	14.8%	13.6%
Transportation and warehousing	—	—	11,720	—	12,778	49	24,498	24,547	17.6%	14.6%
Information and communications	68	121	2,464	—	3,468	283	6,000	6,404	36.1%	32.0%
Finance and insurance	216	—	884	—	69	10	1,169	1,179	1.2%	0.5%
Equipment leasing	—	—	2,453	—	6,096	35	8,549	8,584	10.2%	7.5%
Real estate - 1-4 family	206	190	71,970	15	14,038	—	86,214	86,419	21.1%	20.3%
Real estate - multi-family	398	1	89,130	7	—	—	89,528	89,536	12.7%	9.7%
Real estate - other retail	8,470	1,630	100,802	—	5,018	266	114,290	116,186	42.7%	41.2%
Real estate - shopping center	—	—	121,618	1,036	—	—	121,618	122,654	48.5%	47.6%
Real estate - office building	—	—	80,935	518	75	1	81,010	81,529	15.2%	14.4%
Real estate - commercial/manufacturing	—	—	111,672	—	18	—	111,690	111,690	29.0%	28.0%
Real estate - residential buildings	268	—	30,826	57	3,792	39	34,886	34,982	16.4%	10.3%
Real estate - other	2,061	984	110,633	2,863	4,545	1	117,239	121,087	68.3%	40.3%
Services	111	—	29,314	136	50,831	1,519	80,256	81,911	15.8%	12.9%
Schools and education services	—	—	1,950	—	337	—	2,287	2,287	1.6%	1.3%
Healthcare	619	89	91,472	143	18,936	695	111,027	111,954	19.4%	15.2%
Entertainment and recreation	—	—	34,697	3	4,097	215	38,794	39,012	48.1%	44.8%
Hotels	13,922	204	446,994	1,325	318	—	461,234	462,763	62.2%	59.7%
Other accommodations	—	—	30,292	33	—	—	30,292	30,325	50.0%	48.9%
Restaurants	103	—	45,050	1	24,893	338	70,046	70,385	32.6%	29.3%
Religious organizations	—	—	21,018	—	8,481	10	29,499	29,509	21.3%	18.3%
Government	—	—	1,006	249	312	86	1,318	1,653	0.8%	0.8%
Unclassified	420	108	1,965	—	631	—	3,016	3,124	0.5%	0.5%
Total modified commercial loans	$39,126	$4,346	$1,523,748	$6,522	$228,534	$12,412	$1,791,408	$1,814,687	21.9%	17.9%

Under the CARES Act, Wesbanco has modified approximately 3,540 loans totaling $2.1 billion of which $1.9 billion, or 17.5% of total loans, are currently in their deferral period as of June 30, 2020. Wesbanco offered three months deferral of principal and interest and then three additional months of principal, only, three months deferral interest, three months deferral of principal and interest, and three months deferral of principal depending on the type of loan and industry sector (for commercial loans).

All of the real estate sectors combined represent the largest industry exposure at $3.9 billion, of which multi-family, office buildings and 1-4 families are the largest categories within real estate. Multi-family makes up $921.3 million or 59.9% of total risk-based capital, office buildings are $566.9 million or 36.9% of total risk-based capital and 1-4 families are $425.9 million or 27.7% of total risk-based capital. For loan modifications as allowed under the CARES Act, $764.1 million or 49.1% of total risk-based capital of commercial real estate loans, is in deferral as of June 30, 2020.

The construction sectors combined represent the second largest industry exposure at $971.1 million or 63.2% of risk-based capital. For loan modifications allowed under the CARES Act, there were $33.6 million or 2.2% of total risk-based capital of construction loans in deferral as of June 30, 2020.

The hotel sector represents the third largest industry exposure at $774.8 million or 50.4% of risk-based capital. For loan modifications allowed under the CARES Act, there were $462.8 million or 30.1% of total risk-based capital of hotel loans in deferral as of June 30, 2020. The majority of these loans were deferred for three months of principal and interest with three additional months of principal.

Healthcare represents the fourth largest industry exposure at $735.1 million or 47.8% of total risk-based capital. For loan modifications allowed under the CARES Act, there were $112.0 million or 7.3% of total risk-based capital of healthcare loans in deferral as of June 30, 2020.

TABLE 13. COMMERCIAL LOANS MODIFIED UNDER CARES ACT BY MODIFICATION TYPE

	June 30, 2020
	Three Months Principal & Interest Plus Three Months Principal Only Deferral	Three Months Interest Only Deferral	Three Months Principal & Interest Deferral	Three Months Principal Only Deferral
(unaudited, in thousands)	Loan Balance	Loan Balance	Loan Balance	Loan Balance	Total Loan Balance
Agriculture and farming	$—	$55	$591	$—	$646
Energy	—	804	5,632	329	6,765
Construction	—	12,446	10,380	9,306	32,132
Manufacturing	460	977	13,310	11,699	26,446
Wholesale and distribution	—	791	4,726	38,381	43,898
Retail	8,545	5,882	35,188	7,446	57,061
Transportation and warehousing	496	466	15,241	8,295	24,498
Information and communications	—	485	3,256	2,259	6,000
Finance and insurance	—	69	1,100	—	1,169
Equipment leasing	—	165	6,960	1,424	8,549
Real estate - 1-4 family	29,541	3,253	48,521	4,899	86,214
Real estate - multi-family	6,740	25,016	42,591	15,181	89,528
Real estate - other retail	25,437	8,584	58,277	21,992	114,290
Real estate - shopping center	38,395	18,747	39,340	25,136	121,618
Real estate - office building	22,947	—	45,867	12,196	81,010
Real estate - commercial/manufacturing	30,387	—	60,748	20,555	111,690
Real estate - residential buildings	3,402	1,081	25,780	4,623	34,886
Real estate - other	32,334	10,405	49,835	24,665	117,239
Services	9,643	2,232	26,342	42,039	80,256
Schools and education services	—	—	1,539	748	2,287
Healthcare	835	5,600	41,367	63,225	111,027
Entertainment and recreation	9,600	84	26,485	2,625	38,794
Hotels	344,158	13,278	77,238	26,560	461,234
Other accommodations	22,272	—	8,020	—	30,292
Restaurants	4,351	1,766	57,251	6,678	70,046
Religious organizations	130	34	26,291	3,044	29,499
Government	883	—	435	—	1,318
Unclassified	353	—	1,638	1,025	3,016
Total modified commercial loans	$590,909	$112,220	$733,949	$354,330	$1,791,408

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 14. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2020	December 31, 2019
Non-accrual loans:
Commercial real estate - land and construction	$605	$580
Commercial real estate - improved property	9,468	6,815
Commercial and industrial	2,732	14,313
Residential real estate	16,677	16,867
Home equity	5,612	5,903
Consumer	364	435
Total non-accrual loans (1)	35,458	44,913
TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	1,089	1,321
Commercial and industrial	164	191
Residential real estate	3,418	3,477
Home equity	405	411
Consumer	29	31
Total TDRs accruing interest (1)	5,105	5,431
Total non-performing loans	$40,563	$50,344
Other real estate owned and repossessed assets	1,212	4,178
Total non-performing assets	$41,775	$54,522
Non-performing loans/total portfolio loans	0.37%	0.49%
Non-performing assets/total assets	0.25%	0.35%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.38%	0.53%

(1)	TDRs on non-accrual of $1.3 and $1.4 million as of June 30, 2020 and December 31, 2019, respectively, are included in total non-accrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $9.8 million or 19.4%, from December 31, 2019, primarily due to one $10.8 million non-accrual relationship that was paid.  TDRs balances have remained constant from December 31, 2019 to June 30, 2020.  (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Other real estate owned and repossessed assets decreased $3.0 million from December 31, 2019 primarily due to the disposition of one commercial property and continued efforts to liquidate residential properties.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 15. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	June 30, 2020	December 31, 2019
Loans past due 90 days or more:
Commercial real estate - land and construction	$4,891	$26
Commercial real estate - improved property	13,973	4,709
Commercial and industrial	8,363	1,793
Residential real estate	8,343	3,643
Home equity	714	985
Consumer	619	457
Total loans past due 90 days or more	36,903	11,613
Loans past due 30 to 89 days:
Commercial real estate - land and construction	2,052	650
Commercial real estate - improved property	8,922	15,256
Commercial and industrial	5,714	5,312
Residential real estate	9,261	8,183
Home equity	2,433	3,558
Consumer	2,213	3,371
Total loans past due 30 to 89 days	30,595	36,330
Total loans 30 days or more past due	$67,498	$47,943
Loans past due 90 days or more and accruing to total portfolio loans	0.33%	0.11%
Loans past due 30-89 days and accruing to total portfolio loans	0.28%	0.35%

Loans past due 30 days or more and accruing interest excluding non-accruals and TDRs increased $19.6 million or 40.8% from December 31, 2019.  These loans continue to accrue interest because they are both well-secured and in the process of collection.  Loans 90 days or more past due increased $25.3 million and represented 0.33% of total loans at June 30, 2020 compared to 0.11% at December 31, 2019. Loan 90 days past due increased primarily in CRE, which these loans are secured by underlying collateral. The decrease in the 30 to 89 days past due status was primarily due timing of payments. The 30 – 89 days past due represented 0.28% of total loans at June 30, 2020 and 0.35% at December 31, 2019.  Loans past due 90 days or more increased $25.3 million compared to December 31, 2019.  Loans currently modified as permitted by the regulatory authorities and the CARES Act are not included in Tables 14 or 15, as they are not considered non-performing TDRs, or past due.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

On January 1, 2020, Wesbanco adopted CECL, which resulted in a $41.4 million increase to the allowance for credit losses. Of the $41.4 million, $38.4 million related to the loan portfolio and $3.0 million relate to loan commitments. The effect on retained earnings (tax-effected) was $26.6 million.

As of June 30, 2020, the total allowance for credit losses – loans and commitments was $179.2 million of which $168.5 million relates to loans and $10.7 million relates to loan commitments. The allowance for credit losses – loans is 1.52% of total portfolio loans as of June 30, 2020 compared to 0.51% as of December 31, 2019 when the allowance for loan losses (prior to the adoption of CECL) was $52.4 million. Excluding PPP loans of $836.8 million, the allowance for credit losses – loans is 1.65% of total portfolio loans. As per regulatory guidance, there is no allowance on PPP loans due to their government guarantees by the SBA.

The allowance for credit losses - loans individually-evaluated increased $6.7 million from December 31, 2019 to June 30, 2020 due to PCD loans acquired from the OLBK acquisition. The allowance for loans collectively-evaluated increased from December 31, 2019 to June 30, 2020 by $109.3 million which includes $31.7 million related to the adoption of CECL as of January 1, 2020.

The allowance for credit losses - loan commitments was $10.7 million at June 30, 2020 as compared to $0.9 million as of December 31, 2019, and is included in other liabilities on the Consolidated Balance Sheets. The allowance for credit losses - loan commitments includes a $3.0 million adjustment related to the adoption of CECL as of January 1, 2020.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of June 30, 2020, the forecast was based upon a blend of two nationally-recognized published economic forecasts through June 30, 2020, and is primarily driven by national unemployment and interest rate spread forecasts. At quarter-end, national unemployment was projected to peak at 9.4%, and subsequently decrease to an average of 8.7% over the remainder of the forecast period. The macroeconomic factors primarily caused the allowance to increase $52.6 million from March 31, 2020 to June 30, 2020, along with certain other qualitative factors, which is an increase of $82.5 million since January 1, 2020.

If forecasted projections of national unemployment remain consistent with the forecast utilized by Wesbanco as of June 30, 2020 throughout the rest of the year, this may result in less significant quarterly increases in the allowance for credit losses, assuming other model variables remain relatively constant.

Criticized and classified loans were 2.23% of total loans, increasing from 2.17% at December 31, 2019. Criticized and classified loans increased $24.2 million from December 31, 2019 to $246.7 million at June 30, 2020, primarily due to changes in classifications in the CRE portfolio, which accounted for $48.6 million of the total. The CRE increase is due to various smaller credits downgraded during the second quarter of 2020. This was partially offset by one C&I credit that was paid off during the first quarter of 2020.

Table 16 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.  The overall allowance for loans increased due the adoption of CECL. Additionally, the allowance for credit losses on LCD loan commitments has increased to $8.0 million as of June 30, 2020 driven by three new unadvanced credits in the first half of 2020 for approximately $71 million.

TABLE 16. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	June 30, 2020	Percent of Total	December 31, 2019	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$10,335	5.8	$4,949	9.3
Commercial real estate - improved property	90,600	50.6	20,293	38.1
Commercial and industrial	43,632	24.4	14,116	26.5
Residential real estate	13,824	7.7	4,311	8.1
Home equity	1,900	1.1	4,422	8.3
Consumer	7,255	4.0	2,951	5.5
Deposit account overdrafts	929	0.5	1,387	2.6
Total allowance for credit losses - loans	$168,475	94.1	$52,429	98.4
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$8,060	4.5	$235	0.4
Commercial real estate - improved property	—	0.0	22	0.0
Commercial and industrial	1,862	1.0	311	0.6
Residential real estate	713	0.4	15	0.0
Home equity	50	0.0	250	0.5
Consumer	—	0.0	41	0.1
Total allowance for credit losses - loan commitments	10,685	5.9	874	1.6
Total allowance for credit losses - loans and loan commitments	$179,160	100.0	$53,303	100.0

Although the allowance for credit losses is allocated as described in Table 16, the total allowance is available to absorb actual losses in any category of the loan portfolio.  However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category.  Management believes the allowance for credit losses is appropriate to absorb expected losses at June 30, 2020.

DEPOSITS

TABLE 17. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Deposits
Non-interest bearing demand	$4,067,903	$3,178,270	$889,633	28.0
Interest bearing demand	2,596,132	2,316,855	279,277	12.1
Money market	1,610,248	1,518,314	91,934	6.1
Savings deposits	2,103,154	1,934,647	168,507	8.7
Certificates of deposit	1,809,016	2,055,920	(246,904)	(12.0)
Total deposits	$12,186,453	$11,004,006	$1,182,447	10.7

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 236 financial centers.  The FDIC insures deposits up to $250,000 per account. The CARES Act provided the authorization to the FDIC to allow for a temporary increase in the insured limit through December 31, 2020, which has not yet been adopted in rule-making.

Total deposits increased by $1.2 billion or 10.7% during the first six months of 2020.  Non-interest bearing demand deposits, interest bearing demand deposits, savings deposits, and money market deposits increased 28.0%, 12.1%, 8.7%, and 6.1%, respectively. The growth in transaction-based accounts is primarily attributable to the OLBK acquisition, marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. The transaction-based accounts increased towards the end of the first quarter and into the second quarter from the CARES Act individual and family payments, as well as deposits from the small businesses obtaining loans from the PPP program. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. The money market deposit increase as influenced through Wesbanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program, as such, reciprocal balances totaled $358.8 million at June 30, 2020 compared to $232.2 million at December 31, 2019.

Certificates of deposit decreased $246.9 million, due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco.  The decline was also impacted by customer run-off of higher cost certificates of deposit from the OLBK acquisition, and customer preference for other account types in the current lower interest rate environment. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $72.7 million at June 30, 2020, of which $21.8 million represented one-way buys, compared to $73.3 million in total outstanding balances at December 31, 2019, of which $11.8 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $435.9 million at June 30, 2020, compared to $524.2 million at December 31, 2019. Certificates of deposit of $100,000 or more were approximately $975.5 million at June 30, 2020, compared to $1.2 billion at December 31, 2019.  Certificates of deposit totaling approximately $1.1 billion at June 30, 2020 with a cost of 1.21% are scheduled to mature within the next 12 months.  Wesbanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits.  From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 18. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,129,631	$1,415,615	$(285,984)	(20.2)
Other short-term borrowings	390,777	282,362	108,415	38.4
Subordinated debt and junior subordinated debt	192,080	199,869	(7,789)	(3.9)
Total	$1,712,488	$1,897,846	$(185,358)	(9.8)

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. During the first six months of 2020, FHLB borrowings decreased $286.0 million, as $761.0 million in maturities and other principal paydowns offset $475.0 million in new advances. The average cost during the first six months of 2020 of maturing and paid-off FHLB borrowings was 1.93%, compared to the average cost of 1.38% for new FHLB advances during the period.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $390.8 million at June 30, 2020 compared to $282.4 million at December 31, 2019.  The increase is primarily due to a $71.4 million increase in overnight sweep checking accounts, coupled with a $44.5 million increase in callable repurchase agreements, which were partially offset by a $7.5 million decrease in federal funds purchased.

Subordinated debt and junior subordinated debt were $192.1 million at June 30, 2020 compared to $199.9 million at December 31, 2019. The decrease is primarily a result of the redemption of $6.7 million in junior subordinated debt during the first six months of 2020, which were assumed in the OLBK acquisition.

Wesbanco has a revolving line of credit, which is a senior obligation of the parent company, with another financial institution.  This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either June 30, 2020 or December 31, 2019.

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

During the first quarter of 2020, Wesbanco extended its contract with its existing core service provider for an additional seven years, which includes upgraded and enhanced technological services. The new contract also includes additional products and services, which were previously obtained from various other third-party service providers. It is currently anticipated that such core services will begin to be converted later this year, through next summer, and that any one-time charges from various contract terminations will be accounted for as of the date of the termination of any such associated contract. In addition to upgrading and enhancing the Company’s technology, Wesbanco is undergoing a branch rationalization evaluation given the current pandemic environment as well as Wesbanco’s branch count as compared to the Company’s size. The evaluation is expected to be complete by the end of the year.

CAPITAL RESOURCES

Shareholders' equity decreased $24.4 million or 0.9% from $2.6 billion at December 31, 2019.  The decrease resulted primarily from the retained earnings effect of the CECL adoption totaling $26.6 million, the repurchase of common shares and restricted stock vesting activity totaling $25.2 million, and the declaration of common shareholder dividends totaling $43.0 million, for the six months ended June 30, 2020. Such factors   were partially offset by net income during the current six month period of $27.9 million and a $39.3 million other comprehensive income gain.  Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.32 per share in February, representing a 3.2% increase over the prior quarterly rate and a cumulative 129% increase since 2010.

Wesbanco purchased 786,010 shares of its common stock on the open market at a total cost of $25.0 million, or $31.77 per share under the current share repurchase plans, before suspending the share buyback program in early March, in an abundance of caution related to the growing COVID-19 pandemic. At June 30, 2020, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,730,283 shares.

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

On May 26, 2020, Wesbanco granted 142,600 stock options to selected officers at an exercise price of $21.55. These options are service-based and vest 50% at December 31, 2020 and 50% at December 31, 2021. On the same date, Wesbanco also issued 169,291 shares of time-based restricted stock to selected officers and 30,298 shares of performance-based restricted stock to selected officers. The time-based restricted shares are service-based and cliff-vest 36 months from the date of grant. The performance-based restricted shares have a three-year performance period, beginning on January 1, 2021, based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national set of peer financial institutions.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios.  At June 30, 2020, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of June 30, 2020, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $185.3 million from the Bank.  Wesbanco expects to continue to improve its consolidated and Bank capital ratios as necessary over time, to fund organic growth and acquisitions, primarily from retaining a majority of its earnings. The tier 1 leverage ratio decreased from December 31, 2019 to June 30, 2020 due to the full impact of OLBK’s acquired assets in 2020 due to the calculations use of average assets and period end capital. The tier 1 leverage ratio was further impacted by the PPP loans originated in the second quarter of 2020.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. Regulatory capital levels without the capital benefit at June 30, 2020 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized” as the capital benefit approximated 30 to 45 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			June 30, 2020			December 31, 2019
	Minimum	Well			Minimum			Minimum
(unaudited, dollars in thousands)	Value (1)	Capitalized (2)	Amount	Ratio	Amount (1)	Amount	Ratio	Amount (1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,412,239	9.09%	$621,411	$1,441,738	11.30%	$510,306
Common equity Tier 1	4.50%	6.50%	1,412,239	12.59%	504,828	1,441,738	12.89%	503,486
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,412,239	12.59%	673,105	1,441,738	12.89%	671,314
Total capital to risk-weighted assets	8.00%	10.00%	1,719,493	15.33%	897,473	1,691,764	15.12%	895,086
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,394,913	8.99%	$620,795	$1,419,968	11.12%	$510,591
Common equity Tier 1	4.50%	6.50%	1,394,913	12.30%	510,151	1,419,968	12.74%	501,713
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,394,913	12.30%	680,201	1,419,968	12.74%	668,951
Total capital to risk-weighted assets	8.00%	10.00%	1,537,168	13.56%	906,934	1,498,494	13.44%	891,935

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands.  The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 65.1% at June 30, 2020 and deposit balances funded 72.7% of assets.

The following table lists the sources of liquidity from assets at June 30, 2020 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$890,334
Securities with a maturity date within the next year and callable securities	268,511
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	516,928
Loans held for sale	53,324
Accruing loans scheduled to mature	1,130,562
Normal loan repayments	2,491,881
Total sources of liquidity expected within the next year	$5,351,540

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $12.2 billion at June 30, 2020. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.1 billion at June 30, 2020, which includes jumbo regular certificates of deposit totaling $577.9 million with a weighted-average cost of 1.45%, and jumbo CDARS® deposits of $61.5 million with a weighted-average cost of 1.36%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $3.4 billion and $3.2 billion at June 30, 2020 and December 31, 2019, respectively.  The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation.  Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At June 30, 2020, the Bank had unpledged available-for-sale securities with an amortized cost of $230.0 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings.  Available liquidity through the sale of investment securities is currently limited, as only approximately 11.8% of the available-for-sale portfolio is unpledged, due to the pledging agreements that Wesbanco has with their public deposit customers.  Public deposit balances have increased significantly through the several acquisitions made since 2015.  Wesbanco’s held-to-maturity portfolio currently contains $564.4 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio.  If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for some time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. At June 30, 2020, Wesbanco had a BIC line of credit totaling $200.6 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at June 30, 2020, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $390.8 million at June 30, 2020 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased.  There has been an increase of $23.2 million in the average deposit balances of overnight sweep checking accounts during the first six months of 2020, primarily from the OLBK acquisition.  The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $157.3 million in cash and investments on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at June 30, 2020.  Wesbanco is in compliance with all applicable loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2020, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $185.3 million from the Bank.  Management believes these are appropriate levels of cash for the parent company given the current environment.  Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $3.1 billion and $3.3 billion at June 30, 2020 and December 31, 2019, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 11, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies previously issued guidance in 2009 to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. Wesbanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process.  Management believes Wesbanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others and that Wesbanco’s current liquidity risk management policies and procedures, as periodically reviewed and adjusted, adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model.  Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period.  The table below indicates Wesbanco’s interest rate sensitivity at June 30, 2020 and December 31, 2019, assuming the above-noted interest rate increases, as compared to a base model.  In the current interest rate environment, particularly for short-term rates, the 100 – 300 basis points decreasing changes for June 30, 2020 and the 200 – 300 basis points decreasing changes for December 31, 2019 are not shown due to the unrealistic nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2020	December 31, 2019	Guidelines
+300	10.5%	5.6%	(15.0%)
+200	7.4%	3.9%	(12.5%)
+100	4.1%	2.2%	(10.0%)
-100	N/A	(4.2%)	(10.0%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios.  Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates.  The following table presents these results and Wesbanco’s policy limits as of June 30, 2020 and December 31, 2019. Changes in EVE sensitivity since year-end 2019 relate to the significant decrease in market interest rates, particularly in the latter half of the first quarter of 2020, and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	June 30, 2020	December 31, 2019	Guidelines
+300	11.2%	2.6%	(30.0%)
+200	10.4%	3.4%	(20.0%)
+100	7.9%	4.1%	(10.0%)
-100	N/A	(5.4%)	(10.0%)

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

CHANGES IN INTERNAL CONTROLS—There were no changes in Wesbanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, Wesbanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Wesbanco is involved in various lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business.  While any litigation contains an element of uncertainty, Wesbanco does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

ITEM 1A. RISK FACTORS

In light of recent developments relating to COVID-19, and as previously disclosed in its Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020, Wesbanco is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 28, 2020 (“Annual Report”). The following risk factors should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K.  Any of the risks described in our Annual Report on Form 10-K, as well as any of the risks described below, could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also adversely impact our business or financial results.  Moreover, the effects of the COVID-19 pandemic may heighten many of the other risk factors in our Annual Report and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K including, but not limited to, risks of credit deterioration, interest rate changes, rating agency actions, governmental actions, market volatility, theft, fraud, security breaches and technology interruptions. Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2020, Wesbanco had two active stock repurchase plans. The first active plan was approved by the Board of Directors on approved October 22, 2015 for 1.0 million shares, and the second active plan was approved by the Board of Directors on December 19, 2019 for 1.7 million shares. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time.

Repurchases in the first quarter included open market purchases and those for the KSOP and dividend reinvestment plans. Wesbanco has suspended continuing open market purchases while it assesses the economic impact of the pandemic.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2020				1,730,283

April 1, 2020 to April 30, 2020
Open market repurchases	—	$—	—	1,730,283
Other transactions (1)	44,510	23.14	N/A	N/A

May 1, 2020 to May 31, 2020
Open market repurchases	—	$—	—	1,730,283
Other repurchases (2)	22,632	18.35	22,632	1,707,651
Other transactions (1)	23,481	20.62	N/A	N/A

June 1, 2020 to June 30, 2020
Open market repurchases	—	$—	—	1,707,651
Other transactions (1)	5,769	21.17	N/A	N/A
Second Quarter 2020
Open market repurchases	—	$—	—	1,730,283
Other repurchases (2)	22,632	18.35	22,632	1,707,651
Other transactions (1)	73,760	22.18	N/A	N/A
Total	96,392	$—	22,632	1,707,651

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.
(2)	Consists of accumulated fractional shares transferred to treasury stock.

N/A – Not applicable

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 29, 2020	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2020	/s/ Robert H. Young
Robert H. Young
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)