Form 10-Q
period 2020-09-30
WESBANCO INC
filed 2020-10-30
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 000-08467

WESBANCO, INC.

(Exact name of Registrant as specified in its charter)

West Virginia	55-0571723
(State of incorporation)	(IRS Employer Identification No.)

1 Bank Plaza, Wheeling, WV	26003
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  304-234-9000

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $2.0833 Par Value	WSBC	NASDAQ Global Select Market
Depositary Shares (each representing 1/40th interest in a share of 6.75% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A)	WSBCP	NASDAQ Global Select Market

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

As of October 23, 2020, there were 67,218,836 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(unaudited, in thousands, except shares)	2020	2019
ASSETS
Cash and due from banks, including interest bearing amounts of $544,284 and $51,891, respectively	$760,266	$234,796
Securities:
Equity securities, at fair value	12,516	12,343
Available-for-sale debt securities, at fair value	2,045,924	2,393,558
Held-to-maturity debt securities (fair values of $782,401 and $874,523, respectively)	746,767	851,753
Allowance for credit losses, held-to-maturity debt securities	(461)	—
Net held-to-maturity debt securities	746,306	851,753
Total securities	2,804,746	3,257,654
Loans held for sale	134,151	43,013
Portfolio loans, net of unearned income	10,989,546	10,267,985
Allowance for credit losses - loans	(185,109)	(52,429)
Net portfolio loans	10,804,437	10,215,556
Premises and equipment, net	248,491	261,014
Accrued interest receivable	65,023	43,648
Goodwill and other intangible assets, net	1,165,566	1,149,153
Bank-owned life insurance	304,288	299,516
Other assets	265,172	215,762
Total Assets	$16,552,140	$15,720,112
LIABILITIES
Deposits:
Non-interest bearing demand	$4,073,305	$3,178,270
Interest bearing demand	2,633,601	2,316,855
Money market	1,619,410	1,518,314
Savings deposits	2,167,597	1,934,647
Certificates of deposit	1,707,512	2,055,920
Total deposits	12,201,425	11,004,006
Federal Home Loan Bank borrowings	794,621	1,415,615
Other short-term borrowings	381,909	282,362
Subordinated debt and junior subordinated debt	192,150	199,869
Total borrowings	1,368,680	1,897,846
Accrued interest payable	5,014	8,077
Other liabilities	244,055	216,262
Total Liabilities	13,819,174	13,126,191
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized in 2020 and 2019, respectively; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at September 30, 2020 and 0 shares issued and outstanding at December 31, 2019, respectively	144,529	—
Common stock, $2.0833 par value; 100,000,000 shares authorized in 2020 and 2019, respectively; 68,081,306 and 68,078,116 shares issued, respectively; 67,216,012 and 67,824,428 shares outstanding, respectively	141,834	141,827
Capital surplus	1,634,172	1,636,966
Retained earnings	802,892	824,694
Treasury stock (865,294 and 253,688 shares - at cost, respectively)	(27,403)	(9,463)
Accumulated other comprehensive income	38,301	1,201
Deferred benefits for directors	(1,359)	(1,304)
Total Shareholders' Equity	2,732,966	2,593,921
Total Liabilities and Shareholders' Equity	$16,552,140	$15,720,112

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$116,524	95,369	$351,095	$287,287
Interest and dividends on securities:
Taxable	11,669	15,887	42,702	49,061
Tax-exempt	4,182	4,759	12,940	15,443
Total interest and dividends on securities	15,851	20,646	55,642	64,504
Other interest income	1,282	1,333	4,062	4,153
Total interest and dividend income	133,657	117,348	410,799	355,944
INTEREST EXPENSE
Interest bearing demand deposits	1,225	4,489	5,970	12,749
Money market deposits	707	1,973	3,937	5,881
Savings deposits	303	861	1,523	2,061
Certificates of deposit	3,197	3,830	10,765	11,831
Total interest expense on deposits	5,432	11,153	22,195	32,522
Federal Home Loan Bank borrowings	5,457	6,645	20,982	19,269
Other short-term borrowings	304	1,353	1,454	4,392
Subordinated debt and junior subordinated debt	1,871	2,077	6,400	6,820
Total interest expense	13,064	21,228	51,031	63,003
NET INTEREST INCOME	120,593	96,120	359,768	292,941
Provision for credit losses	16,288	4,121	107,949	9,375
Net interest income after provision for credit losses	104,305	91,999	251,819	283,566
NON-INTEREST INCOME
Trust fees	6,426	6,425	19,580	19,880
Service charges on deposits	5,332	7,056	16,272	19,803
Electronic banking fees	4,780	5,253	13,100	18,299
Net securities brokerage revenue	1,725	1,765	4,787	5,597
Bank-owned life insurance	2,088	1,373	5,609	4,032
Mortgage banking income	8,488	2,588	17,295	5,262
Net securities gains	787	235	3,577	3,800
Net (loss) gain on other real estate owned and other assets	(19)	158	84	670
Other income	5,005	2,097	15,177	8,535
Total non-interest income	34,612	26,950	95,481	85,878
NON-INTEREST EXPENSE
Salaries and wages	38,342	32,915	114,025	95,501
Employee benefits	10,604	9,726	31,115	29,419
Net occupancy	7,092	5,392	20,809	16,343
Equipment	6,229	5,273	17,991	14,924
Marketing	1,577	1,505	4,282	4,002
FDIC insurance	1,948	(1,221)	6,456	1,287
Amortization of intangible assets	3,346	2,446	10,085	7,424
Restructuring and merger-related expense	3,608	1,688	9,241	4,876
Other operating expenses	17,197	15,544	52,775	45,876
Total non-interest expense	89,943	73,268	266,779	219,652
Income before provision for income taxes	48,974	45,681	80,521	149,792
Provision for income taxes	7,669	8,334	11,332	27,295
Net income	41,305	37,347	69,189	122,497
Preferred stock dividends	—	—	—	—
Net income available to common shareholders	$41,305	$37,347	$69,189	$122,497
EARNINGS PER COMMON SHARE
Basic	$0.61	$0.68	$1.03	$2.24
Diluted	$0.61	$0.68	$1.03	$2.24
AVERAGE COMMON SHARES OUTSTANDING
Basic	67,214,759	54,695,578	67,268,449	54,641,057
Diluted	67,269,303	54,751,344	67,351,857	54,705,761
DIVIDENDS DECLARED PER COMMON SHARE	$0.32	$0.31	$0.96	$0.93

COMPREHENSIVE INCOME	$39,090	$43,156	$106,289	$170,290

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended September 30, 2020 and 2019
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
June 30, 2020	$—	67,211,192	$141,827	$1,633,079	$782,990	$(27,518)	$40,516	$(1,373)	$2,569,521
Net income	—	—	—	—	41,305	—	—	—	41,305
Other comprehensive loss	—	—	—	—	—	—	(2,215)	—	(2,215)
Comprehensive income	—	—	—	—	—	—	—	—	39,090
Common dividends declared ($0.32 per share)	—	—	—	—	(21,403)	—	—	—	(21,403)
Issuance of preferred stock, net of issuance costs	144,529	—	—	—	—	—	—	—	144,529
Treasury shares acquired	—	(3,209)	—	—	—	(70)	—	—	(70)
Stock options exercised	—	3,190	7	52	—	—	—	—	59
Restricted stock granted	—	4,839	—	(185)	—	185	—	—	—
Stock compensation expense	—	—	—	1,329	—	—	—	—	1,329
Deferred benefits for directors- net	—	—	—	(103)	—	—	—	14	(89)
September 30, 2020	$144,529	67,216,012	$141,834	$1,634,172	$802,892	$(27,403)	$38,301	$(1,359)	$2,732,966

June 30, 2019	$—	54,697,199	$113,952	$1,168,212	$788,900	$(2)	$4,113	$(1,059)	$2,074,116
Net income	—	—	—	—	37,347	—	—	—	37,347
Other comprehensive income	—	—	—	—	—	—	5,809	—	5,809
Comprehensive income	—	—	—	—	—	—	—	—	43,156
Common dividends declared ($0.31 per share)	—	—	—	—	(16,915)	—	—	—	(16,915)
Treasury shares acquired	—	(6,974)	—	42	—	(250)	—	—	(208)
Stock options exercised	—	—	—	—	—	—	—	—	—
Restricted stock granted	—	1,000	2	(2)	—	—	—	—	—
Stock compensation expense	—	—	—	1,333	—	—	—	—	1,333
Deferred benefits for directors- net	—	—	—	10	—	—	—	(223)	(213)
September 30, 2019	$—	54,691,225	$113,954	$1,169,595	$809,332	$(252)	$9,922	$(1,282)	$2,101,269
See Notes to Consolidated Financial Statements

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2020 and 2019
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2019	—	67,824,428	$141,827	$1,636,966	$824,694	$(9,463)	$1,201	$(1,304)	$2,593,921
Net income	—	—	—	—	69,189	—	—	—	69,189
Other comprehensive income	—	—	—	—	—	—	37,100	—	37,100
Comprehensive income	—	—	—	—	—	—	—	—	106,289
Common dividends declared ($0.96 per share)	—	—	—	—	(64,400)	—	—	—	(64,400)
Adoption of accounting standard	—	—	—	—	(26,591)	—	—	—	(26,591)
Issuance of preferred stock, net of issuance costs	144,529	—	—	—	—	—	—	—	144,529
Treasury shares acquired	—	(813,108)	—	118	—	(25,414)	—	—	(25,296)
Stock options exercised	—	22,929	7	(224)	—	721	—	—	504
Restricted stock granted	—	181,763	—	(6,753)	—	6,753	—	—	—
Stock compensation expense	—	—	—	4,055	—	—	—	—	4,055
Deferred benefits for directors- net	—	—	—	10	—	—	—	(55)	(45)
September 30, 2020	144,529	67,216,012	$141,834	$1,634,172	$802,892	$(27,403)	$38,301	$(1,359)	$2,732,966

December 31, 2018	—	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827
Net income	—	—	—	—	122,497	—	—	—	122,497
Other comprehensive income	—	—	—	—	—	—	47,793	—	47,793
Comprehensive income	—	—	—	—	—	—	—	—	170,290
Common dividends declared ($0.93 per share)	—	—	—	—	(50,746)	—	—	—	(50,746)
Treasury shares acquired	—	(26,358)	—	170	—	(967)	—	—	(797)
Stock options exercised	—	6,000	8	12	—	101	—	—	121
Restricted stock granted	—	113,449	188	(1,076)	—	888	—	—	—
Stock compensation expense	—	—	—	3,772	—	—	—	—	3,772
Deferred benefits for directors- net	—	—	—	16	—	—	—	(214)	(198)
September 30, 2019	—	54,691,225	$113,954	$1,169,595	$809,332	$(252)	$9,922	$(1,282)	$2,101,269

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2020	2019
NET CASH PROVIDED BY OPERATING ACTIVITIES	$20,628	$148,095
INVESTING ACTIVITIES
Net increase in loans held for investment	(751,181)	(84,688)
Available-for-sale debt securities:
Proceeds from sales	226,099	125,239
Proceeds from maturities, prepayments and calls	586,711	287,515
Purchases of securities	(424,585)	(384,890)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	148,840	112,182
Purchases of securities	(46,319)	(15,005)
Equity securities:
Proceeds from sales	203	3,567
Proceeds from bank owned life insurance	832	—
Purchases of premises and equipment – net	(5,957)	(8,342)
Sale of portfolio loans	37,195	—
Net cash (used in) provided by investing activities	(228,162)	35,578
FINANCING ACTIVITIES
Increase (decrease) in deposits	1,205,904	(165,800)
Proceeds from Federal Home Loan Bank borrowings	475,000	470,000
Repayment of Federal Home Loan Bank borrowings	(1,096,157)	(363,313)
Increase in other short-term borrowings	107,047	5,725
Principal repayments of finance lease obligations	(314)	(300)
(Decrease) increase in federal funds purchased	(7,500)	29,000
Repayment of junior subordinated debt	(6,702)	(33,506)
Dividends paid to common shareholders	(63,850)	(49,656)
Issuance of preferred stock, net of issuance costs	144,529	—
Issuance of common stock	59	71
Treasury shares purchased - net	(25,012)	(747)
Net cash provided by (used in) financing activities	733,004	(108,526)
Net increase in cash, cash equivalents and restricted cash	525,470	75,147
Cash, cash equivalents and restricted cash at beginning of the period	234,796	169,186
Cash, cash equivalents and restricted cash at end of the period	$760,266	$244,333
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$62,149	$63,300
Income taxes paid	30,375	27,015
Transfers of loans to other real estate owned	263	684
Transfers of portfolio loans to loans held for sale	37,195	—
Transfers of held-to-maturity debt securities to available-for-sale debt securities	—	67,393
Right of use assets obtained in exchange for lease obligations	—	19,827

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

Loans and Loans Held for Sale — Loans originated by Wesbanco are reported at the principal amount outstanding, net of unearned income including credit valuation adjustments, unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case accrual of income is discontinued. Loans originated and intended for sale are carried, in aggregate, at their estimated market value, as Wesbanco elected the fair value option on October 1, 2017.

Loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method, or an approximation thereof. When a loan is paid off, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income.

Loans are generally placed on non-accrual when they are 90 days past due, unless the loan is well-secured and in the process of collection.  Loans may be returned to accrual status when a borrower has resumed paying principal and interest for a sustained period of at least six months and Wesbanco is reasonably assured of collecting the remaining contractual principal and interest.  Loans are returned to accrual status at an amount equal to the principal balance of the loan at the time of non-accrual status less any payments applied to principal during the non-accrual period.  Loans are reported as a troubled debt restructuring when Wesbanco, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.   Refer to the “Troubled Debt Restructurings” policy below for additional detail.

A loan is considered non-performing, based on current information and events, if it is probable that Wesbanco will be unable to collect the payments of principal and interest when due according to the original contractual terms of the loan agreement.  Non-performing loans include all non-accrual loans and troubled debt restructurings. Wesbanco recognizes interest income on non-accrual loans on the cash basis only if recovery of principal is reasonably assured.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, which, in part, established a loan program administered through the U.S. Small Business Administration ("SBA"), referred to as the Paycheck Protection Program ("PPP"). Under the PPP, small businesses, sole proprietorships, independent contractors, non-profit organizations and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. Wesbanco has participated as a lender in the PPP program.  All loans have a 1% interest rate and Wesbanco earns a fee that is based upon a tiered schedule corresponding with the amount of the loan to the borrower, which is deferred and recognized over the life of the loan.  Based upon the borrower meeting certain criteria as defined by the CARES act, the loan may be forgiven by the SBA.  Wesbanco reports these loans at their principal amount outstanding, net of unearned income, unamortized deferred loan fee income and loan origination costs.  Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method, or an approximation thereof. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income

Troubled Debt Restructurings (“TDR”) — A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date, or the expected duration of the loan.  The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate below the prevailing market rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the prevailing market rate for new debt with similar risk, or reduction of the unpaid principal or interest.  Additionally, all consumer bankruptcies are considered TDR; all TDRs are considered nonperforming loans.

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

The restructuring of a loan does not increase the allowance or provision for credit losses unless the loan is extended or the loans are commercial loans that are individually evaluated for impairment, in which case a specific reserve is established pursuant to GAAP.  Portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer TDRs.

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

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. On April 7, 2020, the joint federal regulatory agencies issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), which further discusses loan modifications related to COVID-19. Wesbanco has extended up to a 180 day delay in loan principal and/or interest payments for customers affected by the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on the CARES Act provisions and the guidance noted above, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments to the extent they meet the criteria. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program.

On August 3, 2020, the joint federal regulatory agencies issued a statement, “Joint Statement on Additional Loan Accommodations Related to COVID-19”. This statement provides financial institutions with considerations for certain customers nearing the end of their COVID-19 loan deferral period noted above.  As per this guidance and in accordance with the CARES Act noted above, Wesbanco is currently developing a plan to assist certain customers with additional deferrals of principal and/or interest, but also requiring detailed financial information from the customer to determine the financial need, the period of relief to be considered and the type of deferral warranted.

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

Under ASC 326-20, a group of loans with similar risk characteristics can be assessed to determine if the pool of loans is PCD. However, if a loan does not have similar risk characteristics as any other acquired loan, the loan is individually assessed to determine if it is PCD. In addition, the initial allowance related to acquired loans can be estimated for a pool of loans if the loans have similar risk characteristics. Even if the loans were individually assessed to determine if they were PCD, they can be grouped together in the initial allowance calculation if they share similar risk characteristics. Since Wesbanco uses the discounted cash flow (DCF) approach, the initial allowance calculation for PCD loans is calculated as the expected contractual cash shortfalls, discounted at the rate that equals the net present value of estimated future cash flows expected to be collected with the purchase price of the loan(s). If a PCD loan has an unfunded commitment at acquisition, the initial allowance for credit losses calculation reflects only the expected credit losses associated with the funded portion of the PCD loan. Expected credit losses associated with the unfunded commitment are included in the initial measurement of the commitment.

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

The allowance for credit loss calculation is based on the loan’s amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs) and acquired premium (discount) minus any write-downs. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when a loan is placed on non-accrual, and also Wesbanco made an accounting policy election to reverse accrued interest deemed uncollectible as a reversal of interest income. However, Wesbanco is reserving, as part of the allowance for credit losses, for accrued interest on loan modifications under the CARES Act due to the nature and timing of these deferrals.

The allowance for credit losses reflects the risk of loss on the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the probability of default (“PD”) / loss given default (“LGD”) approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads.  Management relies on macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee (FOMC) forecast and other publicly available forecasts from well recognized, leading economists.  These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported.  The model reversion period ranges from one to three years.

The allowance for credit losses is calculated over the loan’s contractual life. For term loans, the contractual life is calculated based on the maturity date. For commercial and industrial (“C&I”) revolving loans with no stated maturity date, the contractual life is calculated based on the internal review date. For all other revolving loans, the contractual life is based on either the estimated maturity date or a default date. The contractual term does not include expected extensions, renewals or modifications unless management has a reasonable expectation as of the reporting period that Wesbanco will execute a TDR with the borrower. Management assumes a loan will become a TDR if a consumer loan has matured, has a principal balance, and has previously been partially charged-off. This assumption extends the maturity of these loans to the six months beyond maturity date.

The loan portfolio is segmented based on the risk profiles of the loans. Commercial loans are segmented between commercial real estate (“CRE”), which are collateralized by real estate, and C&I, which are typically utilized for general business purposes. CRE is further segmented between land and construction (“LCD”) and improved property, which are generally loans to purchase or refinance owner occupied or non-owner occupied investment properties. LCD loans have a unique risk that the developer or builder may not complete the project or not complete it on time or within budget. Improved property loans are reviewed for risk based on the underlying real estate property such as rental or owner income, appraisal value and other current lease terms, which affect debt service coverage and loan to value. Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a large number of individual borrowers. The group is segmented into three categories – residential real estate, HELOC and consumer.

Contractual terms are adjusted for estimated prepayments to arrive at expected cash flows. Wesbanco models term loans with an annualized “prepayment” rate. When Wesbanco has a specific expectation of differing payment behavior for a given loan, the loan may be evaluated individually. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the cash flow.

The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies pertaining to the allowance for credit losses.  Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the model’s quantitative results to reflect the impact these factors may have on probable losses in the portfolio.  As a result of the COVID-19 pandemic, there is concern within the banking industry that deferrals are delaying the overall impact of COVID-19 on the loan portfolio.  As such, a temporary COVID-19 qualitative factor has been incorporated to recognize increased risk within the portfolio that is not captured by the quantitative output.

Commercial loans, including CRE and C&I, greater than $1 million in balance that are reported as non-accrual, troubled debt restructuring or that have other unique characteristics are tested individually for estimated credit losses.  Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

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

Recent accounting pronouncements – The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) as noted below.

ASU 2020-04 Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. Due to the potential discontinuance of the London Interbank Offered Rate (LIBOR), regulators have undertaken reference rate initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The ASU also provides optional expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022. Wesbanco is assessing the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis with no material impacts expected at this time.

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

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which require entities to use a new forward-looking “expected loss” model also referred to as the current expected credit loss model (“CECL”) on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses.  For available-for-sale debt securities with unrealized losses, entities measure credit losses in a manner similarly to current procedures, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments” and in May 2019 the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for Wesbanco was effective January 1, 2020.  In December 2018, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ adoption of the CECL methodology. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In response to the COVID-19 pandemic, the joint federal bank regulatory agencies issued an optional extension of the regulatory capital transition, which allows for a two-year delay and then a three-year transition period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021, (collectively, the “CECL regulatory capital transition adjustment”). Wesbanco has elected to defer the impact of CECL on its regulatory capital for two years and then will phase-in the impact of the adoption of this standard on the regulatory capital calculations over the subsequent three-year period.

Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be PCD loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified in a TDR. Upon adoption of this standard, acquired loans from prior acquisitions that meet the guidelines under ASC 310-30 (formerly known as “purchased credit-impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit-impaired”) from prior acquisitions continues to accrete through interest income over the life of such loans.

Wesbanco formed a cross-functional team in 2016 to oversee the implementation of CECL. The team was responsible for completing an initial data gap assessment, determining if additional data was needed or current data could be improved upon, finalizing the loan segmentation procedures, analyzing the methodology options regarding the calculation of expected credit losses and concluding why the selected methodology is reasonable and in-line with accounting guidance. Wesbanco completed parallel runs in 2019 to ensure the various forecasting and modeling assumptions were reasonable and supportable, including certain qualitative factors that were developed to estimate the initial current expected credit loss allowance.  Wesbanco engaged a third-party to validate the data inputs and the models utilized in the CECL calculation. In addition, the Company prepared documentation of the accounting policy decisions, changes to the business processes and procedures, and the control environment under the adoption of this standard. The day 1 impact on the allowance for credit losses was $41.4 million, which included a $6.7 million adjustment for PCD loans and a $3.0 million adjustment related to loan commitments. The after-tax effect on retained earnings was $26.6 million as of January 1, 2020. The day 1 CECL calculation was derived from the selected assumption of a one-year reasonable and supportable forecast, which was obtained from a third-party vendor. After the forecast period, Wesbanco reverts back over a one year period to historical loss rates adjusting for prepayments and curtailments, to estimate losses over the remaining life of loans. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of unemployment and interest rate spreads and prepayment speeds. See Note 5, “Loans and Allowance for Credit Losses” for further detail.

Wesbanco recognized an allowance for credit losses for held-to-maturity (“HTM”) debt securities of $0.2 million as of January 1, 2020 upon adoption of this standard. See Note 4, “Investments” for further detail.

NOTE 2. MERGERS AND ACQUISITIONS

Old Line Bancshares, Inc. (“OLBK”)

On November 22, 2019, Wesbanco completed its acquisition of OLBK, a bank holding company headquartered in Bowie, MD. On the acquisition date, OLBK had approximately $3.0 billion in assets, excluding goodwill, which included approximately $2.5 billion in loans and $182.2 million in securities. The OLBK acquisition was valued at $494.0 million, based on Wesbanco’s closing stock price on November 22, 2019, of $36.75, and resulted in Wesbanco issuing 13,351,837 shares of its common stock in exchange for all of the outstanding shares of OLBK common stock, including stock options, of which the fair value was $3.3 million. The assets and liabilities of OLBK were recorded on Wesbanco’s Balance Sheet at their preliminary estimated fair values as of November 22, 2019, the acquisition date, and OLBK’s results of operations have been included in Wesbanco’s Consolidated Statements of Income since that date. Based on a preliminary purchase price allocation, Wesbanco recorded $231.0 million in goodwill and $32.9 million in core deposit intangibles in its Community Banking segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the integration of the operations of OLBK, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to OLBK since the date of acquisition, as OLBK’s results cannot be separately identified.

For the nine months ended September 30, 2020, Wesbanco recorded merger-related expenses of $6.3 million associated with the OLBK acquisition.

The preliminary purchase price of the OLBK acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	November 22, 2019
Purchase price:
Fair value of Wesbanco shares issued	$493,936
Cash consideration for outstanding OLBK shares	16
Total purchase price	$493,952
Fair value of:
Tangible assets acquired	$2,892,298
Core deposit and other intangible assets acquired	32,899
Liabilities assumed	(2,722,250)
Net cash received in the acquisition	60,041
Fair value of net assets acquired	262,988
Goodwill recognized	$230,964

The following table presents the preliminary allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition, as Wesbanco intends to finalize its accounting for the acquisition of OLBK within one year of the date of acquisition:

(unaudited, in thousands)	November 22, 2019
Assets acquired
Cash and due from banks	$60,041
Securities	182,171
Loans	2,514,061
Goodwill and other intangible assets	263,863
Accrued income and other assets	196,066
Total assets acquired	$3,216,202
Liabilities assumed
Deposits	$2,375,574
Borrowings	286,047
Accrued expenses and other liabilities	60,629
Total liabilities assumed	$2,722,250
Net assets acquired	$493,952

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition from that previously reported at June 30, 2020:

(unaudited, in thousands)	November 22, 2019
Goodwill recognized as of June 30, 2020	$228,907
Change in fair value of net assets acquired:
Assets
Investment securities	(284)
Loans	50
Premises and equipment	(2,214)
Deferred tax assets	641
Accrued income and other assets	—
Liabilities
Borrowings	—
Accrued expenses and other liabilities	(250)
Fair value of net assets acquired	$(2,057)
Increase in goodwill recognized	2,057
Goodwill recognized as of September 30, 2020	$230,964

The fair value estimates for deferred taxes and other assets/liabilities will continue to fluctuate until the final tax returns are completed. The Company expects to finalize the purchase price accounting for OLBK within one year of the date of acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2020	2019	2020	2019
Numerator for both basic and diluted earnings per common share:
Net income	$41,305	$37,347	$69,189	$122,497
Denominator:
Total average basic common shares outstanding	67,214,759	54,695,578	67,268,449	54,641,057
Effect of dilutive stock options and other stock compensation	54,544	55,766	83,408	64,704
Total diluted average common shares outstanding	67,269,303	54,751,344	67,351,857	54,705,761
Earnings per common share - basic	$0.61	$0.68	$1.03	$2.24
Earnings per common share - diluted	$0.61	$0.68	$1.03	$2.24

As of September 30, 2020 and September 30, 2019 respectively, 729,985 shares and 352,250 options to purchase shares were not included in the computation of net income per diluted share for the three months ended September 30, 2020 and 2019, because the exercise price was greater than the average market price of a common share, therefore, the effect would be antidilutive.

As of September 30, 2020 and September 30, 2019 respectively, 536,761 shares and 352,250 options to purchase shares were not included in the computation of net income per diluted share for the nine months ended September 30, 2020 and 2019, because the exercise price was greater than the average market price of a common share, therefore, the effect would be antidilutive.

As of September 30, 2020 and 2019, shares related to the  total shareholder return plans were not included in the calculation because the effect would be antidilutive.

Performance-based restricted stock compensation totaling 27,371 and 30,137 shares were estimated to be awarded as of September 30, 2020 and 2019, respectively, and are included in the diluted calculation.

On November 22, 2019, Wesbanco issued 13,351,837 shares of common stock to complete its acquisition of OLBK and granted 34,998 shares of restricted stock to certain OLBK employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the OLBK acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	September 30, 2020				December 31, 2019
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$19,985	$7	$—	$19,992	$32,790	$47	$(1)	$32,836
U.S. Government sponsored entities and agencies	184,877	7,978	(6)	192,849	157,088	2,862	(322)	159,628
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,378,963	42,892	(832)	1,421,023	1,803,268	18,850	(6,131)	1,815,987
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	246,985	12,684	(59)	259,610	187,268	3,270	(129)	190,409
Obligations of states and political subdivisions	119,235	7,304	—	126,539	140,357	5,253	(1)	145,609
Corporate debt securities	24,976	956	(21)	25,911	48,645	581	(137)	49,089
Total available-for-sale debt securities	$1,975,021	$71,821	$(918)	$2,045,924	$2,369,416	$30,863	$(6,721)	$2,393,558
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$8,256	$317	$—	$8,573	$9,216	$30	$(116)	$9,130
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	99,703	3,797	(1)	103,499	122,937	1,031	(261)	123,707
Obligations of states and political subdivisions	605,636	28,379	(122)	633,893	686,376	20,475	(258)	706,593
Corporate debt securities	33,172	3,264	—	36,436	33,224	1,869	—	35,093
Total held-to-maturity debt securities	$746,767	$35,757	$(123)	$782,401	$851,753	$23,405	$(635)	$874,523
Total debt securities	$2,721,788	$107,578	$(1,041)	$2,828,325	$3,221,169	$54,268	$(7,356)	$3,268,081
(1)	Total held to maturity securities are presented on the balance sheet net of their allowance for credit losses totaling $0.5 million at September 30, 2020.

At September 30, 2020 and December 31, 2019, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.  Equity securities, of which $9.5 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $12.5 million and $12.3 million at September 30, 2020 and December 31, 2019, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at September 30, 2020.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties.  Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$44,340	$44,461
1-5 years	152,865	161,571
5-10 years	328,452	342,555
Over 10 years	1,449,364	1,497,337
Total available-for-sale debt securities	$1,975,021	$2,045,924
Held-to-maturity debt securities
Less than one year	$11,901	$12,005
1-5 years	119,398	126,351
5-10 years	263,457	275,405
Over 10 years	352,011	368,640
Total held-to-maturity debt securities	$746,767	$782,401
Total debt securities	$2,721,788	$2,828,325

Securities with an aggregate fair value of $1.9 billion and $2.0 billion at September 30, 2020 and December 31, 2019, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $226.1 million and $125.2 million for the nine months ended September 30, 2020 and 2019, respectively.  Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2020 and December 31, 2019 were $54.0 million and $20.7 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and nine months ended September 30, 2020 and 2019, respectively.  All gains and losses presented in the table below are included in the net securities gains (losses) line item of the income statement.  For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2020	2019	2020	2019
Debt securities:
Gross realized gains	$100	$1,096	$3,715	$1,443
Gross realized losses	(2)	(741)	(1,068)	(950)
Net gains on debt securities	$98	$355	$2,647	$493
Equity securities:
Net unrealized gains recognized on securities still held	$687	$(120)	$936	$748
Net realized gains (losses) recognized on securities sold	2	—	(6)	2,559
Net gains on equity securities	$689	$(120)	$930	$3,307
Net securities gains	$787	$235	$3,577	$3,800

On January 1, 2020, Wesbanco adopted CECL. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represents the CECL allowance as of January 1, 2020.  The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted.  Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $6.3 million as of September 30, 2020, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the nine months ended September 30, 2020:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2020
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Beginning balance at January 1, 2020	$—	$—	$96	$133	$229
Current period provision	—	—	172	60	232
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance at September 30, 2020	$—	$—	$268	$193	$461

The following table provides information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded as of September 30, 2020:

	September 30, 2020
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$14,979	$(6)	1	$—	$—	—	$14,979	$(6)	1
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	133,841	(632)	23	14,257	(200)	4	148,098	(832)	27
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	24,835	(59)	3	—	—	—	24,835	(59)	3
Corporate debt securities	9,477	(21)	6	—	—	—	9,477	(21)	6
Total	$183,132	$(718)	33	$14,257	$(200)	4	$197,389	$(918)	$37

Unrealized losses on debt securities in the table above represents temporary fluctuations resulting from changes in market rates in relation to fixed yields.  Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.  Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized.  Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost.  Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $44.7 million and $66.8 million at September 30, 2020 and December 31, 2019, respectively, and are included in other assets in the Consolidated Balance Sheets.  Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

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

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan income (cost) was $13.3 million and ($4.8) million at September 30, 2020 and December 31, 2019, respectively.  The September 30, 2020 balance included $19.5 million of net deferred income from PPP loans. The un-accreted discount on purchased loans from acquisitions was $44.1 million at September 30, 2020, including $23.9 million related to OLBK, and $51.9 million at December 31, 2019.

	September 30,	December 31,
(unaudited, in thousands)	2020	2019
Commercial real estate:
Land and construction	$690,547	$777,151
Improved property	5,018,101	4,947,857
Total commercial real estate	5,708,648	5,725,008
Commercial and industrial	1,654,116	1,644,699
Commercial and industrial - PPP	853,119	—
Residential real estate	1,798,019	1,873,647
Home equity	647,052	649,678
Consumer	328,592	374,953
Total portfolio loans	10,989,546	10,267,985
Loans held for sale	134,151	43,013
Total loans	$11,123,697	$10,310,998

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

The allowance for credit losses under CECL is calculated utilizing the PD / LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of September 30, 2020, the one-year forecast was based upon a blended rate from two nationally-recognized published economic forecasts through September 30, 2020, and is primarily driven by the national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at quarter end, was projected to peak at 8.4% in the fourth quarter, and subsequently decrease to an average of 7.6% over the remainder of the forecast period. The calculation utilized a one-year reversion period back to the Company’s historical loss rate by loan classification.  Included in the qualitative factors were COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and industry concentrations such as hospitality and retail. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.4 million reserve on the accrued interest related to loan modifications allowed under the CARES Act due to the timing and nature of these modifications. As of September 30, 2020, accrued interest receivable for loans was $52.4 million, including $24.0 million related to COVID-19 loan modifications as permitted under the CARES Act.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2020 and 2019
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2019
Allowance for credit losses - loans	$4,949	$20,293	$14,116	$4,311	$4,422	$2,951	$1,387	$52,429
Allowance for credit losses - loan commitments	235	22	311	15	250	41	—	874
Total beginning allowance for credit losses - loans and loan commitments	5,184	20,315	14,427	4,326	4,672	2,992	1,387	53,303
Impact of adopting ASC 326	1,524	13,078	22,357	5,630	(3,936)	2,576	213	41,442
Provision for credit losses:
Provision for loan losses	9,150	73,774	9,923	2,779	1,793	3,160	139	100,718
Provision for loan commitments	5,888	—	858	199	52	3	—	7,000
Total provision for credit losses - loans and loan commitments	15,038	73,774	10,781	2,978	1,845	3,163	139	107,718
Charge-offs	(51)	(1,903)	(3,329)	(809)	(857)	(2,860)	(760)	(10,569)
Recoveries	85	702	852	487	419	1,136	363	4,044
Net charge-offs	34	(1,201)	(2,477)	(322)	(438)	(1,724)	(397)	(6,525)
Balance at September 30, 2020
Allowance for credit losses - loans	13,055	105,966	43,648	12,018	2,076	7,004	1,342	185,109
Allowance for credit losses - loan commitments	8,725	—	1,440	594	67	3	—	10,829
Total ending allowance for credit losses - loans and loan commitments	$21,780	$105,966	$45,088	$12,612	$2,143	$7,007	$1,342	$195,938

Balance at December 31, 2018
Allowance for loan losses	$4,039	$20,848	$12,114	$3,822	$4,356	$2,797	$972	$48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total beginning allowance for credit losses	4,208	20,881	12,376	3,834	4,582	2,836	972	49,689
Provision for credit losses:
Provision for loan losses	(207)	2,939	2,549	561	727	405	1,503	8,477
Provision for loan commitments	26	(9)	842	3	37	(1)	—	898
Total provision for credit losses	(181)	2,930	3,391	564	764	404	1,503	9,375
Charge-offs	(45)	(515)	(1,420)	(870)	(859)	(1,886)	(1,273)	(6,868)
Recoveries	255	621	545	272	341	1,432	294	3,760
Net charge-offs	210	106	(875)	(598)	(518)	(454)	(979)	(3,108)
Balance at September 30, 2019
Allowance for loan losses	4,042	23,893	13,788	3,785	4,565	2,748	1,496	54,317
Allowance for loan commitments	195	24	1,104	15	263	38	—	1,639
Total ending allowance for credit losses	$4,237	$23,917	$14,892	$3,800	$4,828	$2,786	$1,496	$55,956

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- drafts	Total
September 30, 2020
Allowance for credit losses:
Loans individually-evaluated	$597	$3,857	$1,438	$—	$—	$—	$—	$5,892
Loans collectively-evaluated	12,458	102,109	42,210	12,018	2,076	7,004	1,342	179,217
Loan commitments	8,725	—	1,440	594	67	3	—	10,829
Total allowance for credit losses - loans and commitments	$21,780	$105,966	$45,088	$12,612	$2,143	$7,007	$1,342	$195,938

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,481	$17,278	$4,006	$—	$—	$—	$—	$22,765
Collectively-evaluated for credit losses	689,066	5,000,823	2,503,229	1,798,019	647,052	328,592	—	10,966,781
Total portfolio loans	$690,547	$5,018,101	$2,507,235	$1,798,019	$647,052	$328,592	$—	$10,989,546

December 31, 2019
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$93	$10	$14	$6	$1	$—	$124
Allowance for loans collectively evaluated for impairment	4,949	20,200	14,106	4,297	4,416	2,950	1,387	52,305
Allowance for loan commitments	235	22	311	15	250	41	—	874
Total allowance for credit losses	$5,184	$20,315	$14,427	$4,326	$4,672	$2,992	$1,387	$53,303

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,907	$11,961	$4,392	$704	$53	$—	$21,017
Collectively evaluated for impairment	777,033	4,935,383	1,631,855	1,865,151	648,221	374,812	—	10,232,455
Acquired with deteriorated credit quality	118	8,567	883	4,104	753	88	—	14,513
Total portfolio loans	$777,151	$4,947,857	$1,644,699	$1,873,647	$649,678	$374,953	$—	$10,267,985

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for credit loss.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2020
Pass	$664,518	$4,736,970	$2,457,537	$7,859,025
Criticized - compromised	21,948	199,030	27,286	248,264
Classified - substandard	4,081	82,101	22,412	108,594
Classified - doubtful	—	—	—	—
Total	$690,547	$5,018,101	$2,507,235	$8,215,883

As of December 31, 2019
Pass	$769,537	$4,807,003	$1,570,689	$7,147,229
Criticized - compromised	4,338	65,612	49,009	118,959
Classified - substandard	3,276	75,242	13,231	91,749
Classified - doubtful	—	—	11,770	11,770
Total	$777,151	$4,947,857	$1,644,699	$7,369,707

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans.  Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates.  The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $30.0 million at September 30, 2020 and $28.3 million at December 31, 2019, of which $6.9 million and $5.1 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard, as well as $28.2 million and $15.6 million of unfunded commercial loan commitments are not included in the tables above at September 30, 2020 and December 31, 2019, respectively.

Acquired OLBK Loans —In conjunction with the OLBK acquisition, Wesbanco acquired loans with a book value of $2,570.0 million as of November 22, 2019. These loans were recorded at the preliminary fair value of $2,514.1 million, with $2,544.4 million categorized as ASC 310-20 loans, of which $56.6 million of loans were sold during the first quarter of 2020 for $36.4 million. For the loans sold, the acquisition date fair value was adjusted to the sale price resulting in no recognized gain or loss. The fair market value adjustment on the loans retained of $28.9 million at acquisition date is expected to be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $25.6 million were recorded at the preliminary fair value of $18.7 million, of which $4.0 million were accounted for under the cost recovery method as cash flows could not be reasonably estimated, and therefore they are categorized as non-accrual.  Upon adoption of CECL on January 1, 2020, $6.1 million of credit mark on OLBK PCD loans was reclassified to allowance for credit losses.  At September 30, 2020, the remaining allowance for credit losses on individually analyzed OLBK-acquired loans was $5.1 million. The carrying amount of loans acquired with deteriorated credit quality at September 30, 2020 was $19.6 million, while the outstanding customer balance was $20.0 million, and included $2.0 million of non-performing loans.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of September 30, 2020
Commercial real estate:
Land and construction	$688,200	$148	$813	$1,386	$2,347	$690,547	$572
Improved property	5,003,740	2,318	2,153	9,890	14,361	5,018,101	896
Total commercial real estate	5,691,940	2,466	2,966	11,276	16,708	5,708,648	1,468
Commercial and industrial	2,500,038	2,164	781	4,252	7,197	2,507,235	1,882
Residential real estate	1,776,074	1,822	3,604	16,519	21,945	1,798,019	5,491
Home equity	640,025	3,006	354	3,667	7,027	647,052	937
Consumer	325,925	1,405	771	491	2,667	328,592	392
Total portfolio loans	10,934,002	10,863	8,476	36,205	55,544	10,989,546	10,170
Loans held for sale	134,151	—	—	—	—	134,151	—
Total loans	$11,068,153	$10,863	$8,476	$36,205	$55,544	$11,123,697	$10,170

Nonperforming loans included above are as follows:
Non-accrual loans	$9,622	$1,120	$559	$25,965	27,644	$37,266
TDRs accruing interest (1)	3,799	68	254	70	392	4,191
Total non-performing	$13,421	$1,188	$813	$26,035	$28,036	$41,457

As of December 31, 2019
Commercial real estate:
Land and construction	$776,153	$529	$121	$348	$998	$777,151	$26
Improved property	4,921,721	10,207	5,639	10,290	26,136	4,947,857	4,709
Total commercial real estate	5,697,874	10,736	5,760	10,638	27,134	5,725,008	4,735
Commercial and industrial	1,635,232	2,519	2,813	4,135	9,467	1,644,699	1,793
Residential real estate	1,850,806	4,421	5,372	13,048	22,841	1,873,647	3,643
Home equity	641,026	3,323	621	4,708	8,652	649,678	985
Consumer	370,934	2,537	965	517	4,019	374,953	457
Total portfolio loans	10,195,872	23,536	15,531	33,046	72,113	10,267,985	11,613
Loans held for sale	43,013	—	—	—	—	43,013	—
Total loans	$10,238,885	$23,536	$15,531	$33,046	$72,113	$10,310,998	$11,613

Impaired loans included above are as follows:
Non-accrual loans	$21,061	$897	$1,559	$21,396	23,852	$44,913
TDRs accruing interest (1)	5,113	151	130	37	318	5,431
Total impaired	$26,174	$1,048	$1,689	$21,433	$24,170	$50,344

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	September 30, 2020			December 31, 2019
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,047	$997	$—	$616	$580	$—
Improved property	10,481	8,983	—	5,097	4,229	—
Commercial and industrial	3,817	2,832	—	15,182	14,313	—
Residential real estate	22,965	20,519	—	17,753	15,952	—
Home equity	6,693	5,681	—	6,523	5,610	—
Consumer	604	351	—	546	413	—
Total nonperforming loans without a specific allowance	45,607	39,363	—	45,717	41,097	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,094	2,094	95	4,207	3,907	93
Commercial and industrial	—	—	—	193	191	10
Residential real estate	—	—	—	4,772	4,392	14
Home equity	—	—	—	724	704	6
Consumer	—	—	—	104	53	1
Total nonperforming loans with a specific allowance	2,094	2,094	95	10,000	9,247	124
Total nonperforming loans	$47,701	$41,457	$95	$55,717	$50,344	$124

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired impaired loans.

	Nonperforming Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$801	$—	$425	$—	$597	$—	$284	$—
Improved property	8,454	16	7,647	—	6,977	51	7,962	—
Commercial and industrial	2,864	(1)	2,614	—	5,717	5	2,931	—
Residential real estate	20,307	38	12,600	—	19,388	136	13,752	—
Home equity	5,849	4	4,740	—	5,830	16	4,760	—
Consumer	372	1	334	—	381	2	425	—
Total nonperforming loans without a specific allowance	38,647	58	28,360	—	38,890	210	30,114	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—		—	—	—
Improved property	2,363	—	5,273	35	2,816	—	3,170	63
Commercial and industrial	—	—	189	4	48	—	171	11
Residential real estate	—	—	4,792	51	1,098	—	3,666	169
Home equity	—	—	834	8	176	—	616	23
Consumer	—	—	68	1	13	—	60	3
Total nonperforming loans with a specific allowance	2,363	—	11,156	99	4,151	—	7,683	269
Total nonperforming loans	$41,010	$58	$39,516	$99	$43,041	$210	$37,797	$269

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	September 30,	December 31,
(unaudited, in thousands)	2020	2019
Commercial real estate:
Land and construction	$997	$580
Improved property	10,410	6,815
Total commercial real estate	11,407	7,395
Commercial and industrial	2,716	14,313
Residential real estate	17,492	16,867
Home equity	5,327	5,903
Consumer	324	435
Total	$37,266	$44,913

(1)

At September 30, 2020, there were two borrowers with loans greater than $1.0 million totaling $3.7 million, as compared to two borrowers with loans greater than $1.0 million totaling $14.2 million at December 31, 2019.  Total non-accrual loans include loans that are also restructured.  Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	September 30, 2020			December 31, 2019
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	667	174	841	1,321	191	1,512
Total commercial real estate	667	174	841	1,321	191	1,512
Commercial and industrial	116	—	116	191	—	191
Residential real estate	3,027	1,311	4,338	3,477	909	4,386
Home equity	354	324	678	411	293	704
Consumer	27	9	36	31	29	60
Total	$4,191	$1,818	$6,009	$5,431	$1,422	$6,853

As of September 30, 2020 and December 31, 2019, there were no TDRs greater than $1.0 million.  The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months.  Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $0.2 million and $3.3 million as of September 30, 2020 and December 31, 2019, respectively.

The following tables present details related to loans identified as TDRs during the three and nine months ended September 30, 2020 and 2019, respectively:

	New TDRs (1)
	For the Three Months Ended
	September 30, 2020			September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	1	605	604
Total commercial real estate	—	—	—	1	605	604
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	3	31	30	—	—	—
Consumer	—	—	—	—	—	—
Total	3	$31	$30	1	$605	$604

	New TDRs (1)
	For the Nine Months Ended
	September 30, 2020			September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	1	610	604
Total commercial real estate	—	—	—	1	610	604
Commercial and industrial	—	—	—	1	44	37
Residential real estate	2	332	327	4	194	183
Home equity	4	82	77	2	187	184
Consumer	1	8	7	1	15	12
Total	7	$422	$411	9	$1,050	$1,020

(1)

Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the nine months ended September 30, 2020 and 2019, respectively, that were restructured within the last twelve months prior to September 30, 2020 and 2019, respectively:

	Defaulted TDRs (1)
	For the Nine Months Ended
	September 30, 2020		September 30, 2019
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	1	155	1	96
Home equity	—	—	1	100
Consumer	—	—	1	12
Total	1	$155	3	$208

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2020 and 2019, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection.  The loans in the table above were not accruing interest.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Under the CARES Act, Wesbanco has modified approximately 3,553 loans totaling $2.2 billion, of which $0.7 billion remain in their deferral period as of September 30, 2020. Wesbanco offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic depending on the type of loan and the industry for commercial loans.

The following table summarizes amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of September 30, 2020
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$94,649	$300,505	$147,081	$45,476	$19,249	$34,425	$23,133	$—	$664,518
Criticized - compromised	—	135	2,059	14,320	80	1,717	3,637	—	21,948
Classified - substandard	—	—	806	58	293	2,924	—	—	4,081
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$94,649	$300,640	$149,946	$59,854	$19,622	$39,066	$26,770	$—	$690,547
Commercial real estate: land and construction
Current-period net charge-offs	$—	$—	$—	$61	$(50)	$23	$—	$—	$34

Commercial real estate: improved property
Risk rating:
Pass	$561,381	$756,494	$629,690	$525,306	$668,523	$1,468,243	$127,333	$—	$4,736,970
Criticized - compromised	—	19,715	9,825	48,237	17,721	101,482	2,050	—	199,030
Classified - substandard	103	136	5,717	10,927	9,991	55,227	—	—	82,101
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$561,484	$776,345	$645,232	$584,470	$696,235	$1,624,952	$129,383	$—	$5,018,101
Commercial real estate: improved property
Current-period net charge-offs	$—	$—	$—	$13	$(1,635)	$421	$—	$—	$(1,201)

Commercial and industrial
Risk rating:
Pass	$140,980	$259,329	$207,764	$160,140	$92,370	$1,138,827	$457,987	$140	$2,457,537
Criticized - compromised	26	2,461	4,273	1,308	459	12,821	5,938	—	27,286
Classified - substandard	—	3,322	817	3,764	1,368	6,617	6,524	—	22,412
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$141,006	$265,112	$212,854	$165,212	$94,197	$1,158,265	$470,449	$140	$2,507,235
Commercial and industrial
Current-period net charge-offs	$—	$—	$(1,829)	$(159)	$(35)	$(254)	$(200)	$—	$(2,477)

Residential real estate
Loan delinquency:
Current	$301,547	$276,344	$175,858	$126,863	$183,747	$711,325	$390	$—	$1,776,074
30-59 days past due	—	—	144	—	—	1,678	—	—	1,822
60-89 days past due	—	412	—	—	217	2,975	—	—	3,604
90 days or more past due	—	486	784	761	1,117	13,371	—	—	16,519
Total	$301,547	$277,242	$176,786	$127,624	$185,081	$729,349	$390	$—	$1,798,019
Residential real estate
Current-period net charge-offs	$—	$(24)	$(8)	$(11)	$(151)	$(128)	$—	$—	$(322)

Home equity
Loan delinquency:
Current	$16,471	$4,047	$4,255	$1,606	$1,051	$17,581	$582,500	$12,514	$640,025
30-59 days past due	—	—	—	—	40	1,300	1,428	238	3,006
60-89 days past due	—	—	11	66	—	192	77	8	354
90 days or more past due	—	—	34	—	127	1,831	1,046	629	3,667
Total	$16,471	$4,047	$4,300	$1,672	$1,218	$20,904	$585,051	$13,389	$647,052
Home equity
Current-period net charge-offs	$—	$—	$—	$(2)	$—	$(69)	$(367)	$—	$(438)

Consumer
Loan delinquency:
Current	$61,945	$100,273	$45,087	$26,304	$15,996	$52,419	$23,720	$181	$325,925
30-59 days past due	237	242	117	190	58	522	39	—	1,405
60-89 days past due	96	216	92	82	42	217	26	—	771
90 days or more past due	58	74	130	25	8	193	3	—	491
Total	$62,336	$100,805	$45,426	$26,601	$16,104	$53,351	$23,788	$181	$328,592
Consumer
Current-period net charge-offs	$(78)	$(750)	$(457)	$(410)	$(72)	$43	$—	$—	$(1,724)

The following table summarizes other real estate owned and repossessed assets included in other assets:

	September 30,	December 31,
(unaudited, in thousands)	2020	2019
Other real estate owned	$730	$4,062
Repossessed assets	8	116
Total other real estate owned and repossessed assets	$738	$4,178

Residential real estate included in other real estate owned at September 30, 2020 and December 31, 2019 was $0.3 million and $0.6 million, respectively.  At September 30, 2020 and December 31, 2019, formal foreclosure proceedings were in process on residential real estate loans totaling $1.1 million and $8.1 million, respectively.

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

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Wesbanco executes with a third party, so that Wesbanco minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings.  As of September 30, 2020 and December 31, 2019, Wesbanco had 99 and 65, respectively, customer interest rate swaps with an aggregate notional amount of $610.1 million and $399.9 million, respectively, related to this program.  During the nine months ended September 30, 2020 and 2019, respectively, Wesbanco recognized net losses of $2.8 million and $1.6 million, respectively, related to the changes in fair value of these swaps. Additionally, Wesbanco recognized $7.0 million and $2.1 million of income for the related swap fees for the nine months ended September 30, 2020 and 2019, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives.  The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower by the lead bank in a loan syndication.  As of September 30, 2020 and December 31, 2019, Wesbanco had 12 and 10, respectively, risk participation-in agreements with an aggregate notional amount of $101.6 million and $96.5 million, respectively.  As of September 30, 2020 and December 31, 2019, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $10.0 million and $7.0 million, respectively.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis.  The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower.  Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the loan commitment and the closing of the loan.  The total balance of forward TBA contracts entered into was $188.0 million and $50.0 million at September 30, 2020 and December 31, 2019, respectively.  Additionally, Wesbanco recognized losses of $5.5 million and $1.3 million, respectively, for the nine months ended September 30, 2020 and 2019 related to the changes in fair value of these contracts.  The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for a lower premium on sale.

Fair Values of Derivative Instruments on the Balance Sheet

All derivatives are carried on the consolidated balance sheet at fair value. Derivative assets are classified in the consolidated balance sheet under other assets, and derivative liabilities are classified in the consolidated balance sheet under other liabilities. Changes in fair value are recognized in earnings. None of Wesbanco’s derivatives are designated in a qualifying hedging relationship under ASC 815.

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(unaudited, in thousands)	Notional or Contractual Amount	Other Asset Derivatives	Other Liability Derivatives	Notional or Contractual Amount	Other Asset Derivatives	Other Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$610,062	$52,837	$57,201	$399,860	$14,585	$16,117
Other contracts:
Interest rate loan commitments	121,396	1,237	—	34,236	44	—
Forward TBA contracts	188,000	—	285	50,000	—	88
Total derivatives		$54,074	$57,486		$14,629	$16,205

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three and nine months ended September 30, 2020 and 2019, respectively.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2020	2019	2020	2019
Interest rate swaps	Other income	$420	$(556)	$(2,832)	$(1,619)
Interest rate loan commitments	Mortgage banking income	48	(66)	1,193	(133)
Forward TBA contracts	Mortgage banking income	(1,653)	(465)	(5,501)	(1,317)
Total		$(1,185)	$(1,087)	$(7,140)	$(3,069)

Credit-risk-related Contingent Features

Wesbanco has agreements with its derivative counterparties that contain a provision, which provides that if Wesbanco defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Wesbanco could also be declared in default on its derivative obligations.

Wesbanco also has agreements with certain of its derivative counterparties that contain a provision where if Wesbanco fails to maintain its status as either a “well” or “adequately-capitalized” institution, then the counterparty could terminate the derivative positions and Wesbanco would be required to settle its obligations under the agreements.

Wesbanco had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral with a market value of $89.8 million as of September 30, 2020.  If Wesbanco had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 7. BENEFIT PLANS

The following table presents the net periodic pension cost for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2020	2019	2020	2019
Service cost – benefits earned during year	$574	$567	$1,710	$1,681
Interest cost on projected benefit obligation	1,133	1,327	3,375	3,938
Expected return on plan assets	(2,622)	(2,235)	(7,810)	(6,633)
Amortization of prior service cost	(9)	7	(27)	20
Amortization of net loss	802	817	2,389	2,424
Net periodic pension (income) cost	$(122)	$483	$(363)	$1,430

The service cost of $1.7 million for both the nine months ended September 30, 2020 and 2019 is included in salaries and wages, and the periodic pension income of $2.1 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively, is included in employee benefits.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

		September 30, 2020
		Fair Value Measurements Using:
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2020	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$12,516	$12,516	$—	$—
Available-for-sale debt securities
U.S. Treasury	19,992	—	19,992	—
U.S. Government sponsored entities and agencies	192,849	—	192,849	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,421,023	—	1,421,023	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	259,610	—	259,610	—
Obligations of states and political subdivisions	126,539	—	124,891	1,648
Corporate debt securities	25,911	—	25,911	—
Total available-for-sale debt securities	$2,045,924	$—	$2,044,276	$1,648
Loans held for sale	134,151	—	134,151	—
Other assets - interest rate derivatives agreements	52,837	—	52,837	—
Total assets recurring fair value measurements	$2,245,428	$12,516	$2,231,264	$1,648

Other liabilities - interest rate derivatives agreements	$57,201	$—	$57,201	$—
Total liabilities recurring fair value measurements	$57,201	$—	$57,201	$—

Nonrecurring fair value measurements
Individually-evaluated nonperforming loans	$1,999	$—	$—	$1,999
Other real estate owned and repossessed assets	738	—	—	738
Total nonrecurring fair value measurements	$2,737	$—	$—	$2,737

		December 31, 2019
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2019	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$12,343	$12,343	$—	$—
Available-for-sale debt securities
U.S. Treasury	32,836	—	32,836	—
U.S. Government sponsored entities and agencies	159,628	—	159,628	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,815,987	—	1,815,987	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	190,409	—	190,409	—
Obligations of states and political subdivisions	145,609	—	144,004	1,605
Corporate debt securities	49,089	—	49,089	—
Total available-for-sale debt securities	$2,393,558	$—	$2,391,953	$1,605
Loans held for sale	43,013	—	43,013	—
Other assets - interest rate derivatives agreements	14,585	—	14,585	—
Total assets recurring fair value measurements	$2,463,499	$12,343	$2,449,551	$1,605

Other liabilities - interest rate derivatives agreements	$16,117	$—	$16,117	$—
Total liabilities recurring fair value measurements	$16,117	$—	$16,117	$—

Nonrecurring fair value measurements
Impaired loans	$2,362	$—	$—	$2,362
Other real estate owned and repossessed assets	4,178	—	—	4,178
Total nonrecurring fair value measurements	$6,540	$—	$—	$6,540

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no significant transfers between level 1, 2 or 3 for the three and nine months ended September 30, 2020 or for the year ended December 31, 2019.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
September 30, 2020
Individually-evaluated nonperforming loans	$1,999	Appraisal of collateral (1)	Appraisal adjustments (2)	—

Other real estate owned and repossessed assets	$738	Appraisal of collateral (1), (3)	Liquidation expenses (2)	—
December 31, 2019
Impaired loans	$2,362	Appraisal of collateral (1)	Appraisal adjustments (2)	—

Other real estate owned and repossessed assets	$4,178	Appraisal of collateral (1), (3)	Liquidation expenses (2)	—

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of appraisal adjustments and liquidation expense are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			September 30, 2020
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$760,266	$760,266	$760,266	$—	$—
Equity securities	12,516	12,516	12,516	—	—
Available-for-sale debt securities	2,045,924	2,045,924	—	2,044,276	1,648
Held-to-maturity debt securities	746,306	782,401	—	781,906	495
Net loans	10,804,437	10,863,349	—	—	10,863,349
Loans held for sale	134,151	134,151	—	134,151	—
Other assets - interest rate derivatives	52,837	52,837	—	52,837	—
Accrued interest receivable	65,023	65,023	65,023	—	—

Financial Liabilities
Deposits	12,201,425	12,210,444	10,493,913	1,716,531	—
Federal Home Loan Bank borrowings	794,621	803,811	—	803,811	—
Other borrowings	381,909	380,269	380,269	—	—
Subordinated debt and junior subordinated debt	192,150	182,753	—	113,496	69,257
Other liabilities - interest rate derivatives	57,201	57,201	—	57,201	—
Accrued interest payable	5,014	5,014	5,014	—	—

			Fair Value Measurements at
			December 31, 2019
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$234,796	$234,796	$234,796	$—	$—
Equity securities	12,343	12,343	12,343	—	—
Available-for-sale debt securities	2,393,558	2,393,558	—	2,391,953	1,605
Held-to-maturity debt securities	851,753	874,523	—	873,995	528
Net loans	10,215,556	10,297,989	—	—	10,297,989
Loans held for sale	43,013	43,013	—	43,013	—
Other assets - interest rate derivatives	14,585	14,585	—	14,585	—
Accrued interest receivable	43,648	43,648	43,648	—	—

Financial Liabilities
Deposits	11,004,006	10,989,818	8,948,086	2,041,732	—
Federal Home Loan Bank borrowings	1,415,615	1,420,302	—	1,420,302	—
Other borrowings	282,362	282,691	279,345	3,346	—
Subordinated debt and junior subordinated debt	199,869	188,349	—	122,934	65,415
Other liabilities - interest rate derivatives	16,117	16,117	—	16,117	—
Accrued interest payable	8,077	8,077	8,077	—	—

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

Mortgage banking income: Income is earned when Wesbanco-originated loans are sold to an investor on the secondary market. The investor bids on the loans. If the price is accepted, Wesbanco delivers the loan documents to the investor. Once received and approved by the investor, revenue is recognized and the loans are derecognized from the Consolidated Balance Sheet. Prior to the loans being sold, they are classified as loans held for sale. Additionally, the changes in the fair value of the loans held for sale, loan commitments and related derivatives are included in mortgage banking income and are slightly offset by any deferred direct origination costs, such as mortgage loan officer commissions.

Net gain or loss on sale of other real estate owned: Net gain or loss is recorded when other real estate is sold to a third party and the Bank collects substantially all of the consideration to which Wesbanco is entitled in exchange for the transfer of the property.

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and nine months ended September 30, 2020 and 2019, respectively:

	Point of Revenue	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Recognition	2020	2019	2020	2019
Revenue Streams
Trust fees
Trust account fees	Over time	$4,225	$4,265	$13,271	$13,529
WesMark fees	Over time	2,201	2,160	6,309	6,351
Total trust fees		6,426	6,425	19,580	19,880
Service charges on deposits
Commercial banking fees	Over time	576	513	1,748	1,480
Personal service charges	At a point in time and over time	4,756	6,543	14,524	18,323
Total service charges on deposits		5,332	7,056	16,272	19,803
Net securities brokerage revenue
Annuity commissions	At a point in time	1,218	1,204	3,101	4,018
Equity and debt security trades	At a point in time	27	151	280	356
Managed money	Over time	248	153	697	484
Trail commissions	Over time	232	257	709	739
Total net securities brokerage revenue		1,725	1,765	4,787	5,597

Debit card sponsorship income (1)	At a point in time and over time	751	—	2,102	—
Payment processing fees (1)	At a point in time and over time	669	709	2,133	2,142
Electronic banking fees	At a point in time	4,780	5,253	13,100	18,299
Mortgage banking income	At a point in time	8,488	2,588	17,295	5,262
Net (loss) gain on other real estate owned and other assets	At a point in time	(19)	158	84	670

(1)	Debit card sponsorship income and payment processing fees are included in other non-interest income.

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the nine months ended September 30, 2020 and 2019 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201
Other comprehensive income before reclassifications	—	37,340	—	37,340
Amounts reclassified from accumulated other comprehensive income/(loss)	1,712	(1,940)	(12)	(240)
Period change	1,712	35,400	(12)	37,100
Balance at September 30, 2020	$(15,756)	$54,044	$13	$38,301

Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)
Other comprehensive income before reclassifications	—	46,450	—	46,450
Amounts reclassified from accumulated other comprehensive income/(loss)	1,721	(199)	(179)	1,343
Period change	1,721	46,251	(179)	47,793
Balance at September 30, 2019	$(14,821)	$24,729	$14	$9,922

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24%.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Net Income
(unaudited, in thousands)	2020	2019	2020	2019
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$(45)	$(219)	$(2,545)	$(258)	Net securities gains (Non-interest income)
Related income tax expense ⁽²⁾	11	50	605	59	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(34)	(169)	(1,940)	(199)

Debt securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(5)	(88)	(15)	(237)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense ⁽²⁾	1	20	3	58	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(4)	(68)	(12)	(179)

Defined benefit plans (3):
Amortization of net loss and prior service costs	746	767	2,246	2,275	Employee benefits (Non-interest expense)
Related income tax benefit ⁽²⁾	(177)	(175)	(534)	(554)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	569	592	1,712	1,721
Total reclassifications for the period	$531	$355	$(240)	$1,343

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”
(2)	Income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24%.
(3)	Included in the computation of net periodic pension cost. See Note 7, “Benefit Plans” for additional detail.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with commitments was $10.8 million  as of September 30, 2020 (calculated under the CECL methodology – see Footnote 5, “Loans and the Allowance for Credit Losses”) and $0.9 million at December 31, 2019, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees.  The liability associated with letters of credit was $0.2 million as of September 30, 2020 and December 31, 2019.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2020	2019
Lines of credit	$2,512,397	$2,469,676
Loans approved but not closed	422,328	504,623
Overdraft limits	154,666	149,519
Letters of credit	52,070	57,205
Contingent obligations and other guarantees	133,069	81,551

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 12. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets managed or held in custody by the trust and investment services segment was approximately $4.6 billion and $4.4 billion at September 30, 2020 and 2019, respectively.  These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended September 30, 2020
Interest and dividend income	$133,657	$—	$133,657
Interest expense	13,064	—	13,064
Net interest income	120,593	—	120,593
Provision for credit losses	16,288	—	16,288
Net interest income after provision for credit losses	104,305	—	104,305
Non-interest income	28,186	6,426	34,612
Non-interest expense	86,011	3,932	89,943
Income before provision for income taxes	46,480	2,494	48,974
Provision for income taxes	7,145	524	7,669
Net income	$39,335	$1,970	$41,305

For The Three Months Ended September 30, 2019
Interest and dividend income	$117,348	$—	$117,348
Interest expense	21,228	—	21,228
Net interest income	96,120	—	96,120
Provision for credit losses	4,121	—	4,121
Net interest income after provision for credit losses	91,999	—	91,999
Non-interest income	20,525	6,425	26,950
Non-interest expense	69,068	4,200	73,268
Income before provision for income taxes	43,456	2,225	45,681
Provision for income taxes	7,866	468	8,334
Net income	$35,590	$1,757	$37,347

For the Nine Months Ended September 30, 2020
Interest and dividend income	$410,799	$—	$410,799
Interest expense	51,031	—	51,031
Net interest income	359,768	—	359,768
Provision for credit losses	107,949	—	107,949
Net interest income after provision for credit losses	251,819	—	251,819
Non-interest income	75,901	19,580	95,481
Non-interest expense	254,517	12,262	266,779
Income before provision for income taxes	73,203	7,318	80,521
Provision for income taxes	9,795	1,537	11,332
Net income	$63,408	$5,781	$69,189

For the Nine Months Ended September 30, 2019
Interest and dividend income	$355,944	$—	$355,944
Interest expense	63,003	—	63,003
Net interest income	292,941	—	292,941
Provision for credit losses	9,375	—	9,375
Net interest income after provision for credit losses	283,566	—	283,566
Non-interest income	65,998	19,880	85,878
Non-interest expense	207,299	12,353	219,652
Income before provision for income taxes	142,265	7,527	149,792
Provision for income taxes	25,714	1,581	27,295
Net income	$116,551	$5,946	$122,497

Total non-fiduciary assets of the trust and investment services segment were $4.2 million (including $2.3 million of trust customer intangibles) and $4.0 million (including $2.5 million of trust customer intangibles) at September 30, 2020 and 2019, respectively.  All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and nine months ended September 30, 2020. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2019 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), including Wesbanco’s Form 10-Q for the quarters ended March 31 and June 30, 2020, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.Wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A and under “Risk Factors” in Part II, Item 1A of Wesbanco’s March 31 and June 30, 2020 Quarterly Report on Form 10-Q.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions including the effects of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance.  Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 235 branches and 227 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes.  Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2020 have remained unchanged, except as noted below, from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2019 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Allowance for Credit Losses— In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which require entities to use a new forward-looking “expected loss” model also referred to as the current expected credit loss model (“CECL”) on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses.  For available-for-sale debt securities with unrealized losses, entities measure credit losses in a manner similarly to current procedures, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments” and in May 2019 the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for Wesbanco was effective January 1, 2020.  In December 2018, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ adoption of the CECL methodology. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In response to the COVID-19 pandemic, the joint federal bank regulatory agencies issued an optional extension of the regulatory capital transition, which allows for a two-year delay and then a three-year transition period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021, (collectively, the “CECL regulatory capital transition adjustment”). Wesbanco has elected to defer the impact of CECL on its regulatory capital for two years and then will phase-in the impact of the adoption of this standard on the regulatory capital calculations over the subsequent three-year period.

Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit-deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified in a troubled debt restructuring (“TDR”). Upon adoption of this standard, acquired loans from prior acquisitions that meet the guidelines under ASC 310-30 (formerly known as “purchased credit-impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit-impaired”) from prior acquisitions continues to accrete through interest income over the life of such loans.

Wesbanco formed a cross-functional team in 2016 to oversee the implementation of CECL. The team was responsible for completing an initial data gap assessment, determining if additional data was needed or current data could be improved upon, finalizing the loan segmentation procedures, analyzing the methodology options regarding the calculation of expected credit losses and concluding why the selected methodology is reasonable and in-line with accounting guidance. Wesbanco completed parallel runs in 2019 to ensure the various forecasting and modeling assumptions were reasonable and supportable, including certain qualitative factors that were developed to estimate the initial current expected credit loss allowance.  Wesbanco engaged a third-party to validate the data inputs and the models utilized in the CECL calculation. In addition, the Company prepared documentation of the accounting policy decisions, changes to the business processes and procedures, and the control environment under the adoption of this standard. The day 1 impact on the allowance for credit losses was $41.4 million, which included a $6.7 million adjustment for PCD loans and a $3.0 million adjustment related to loan commitments. The after-tax effect on retained earnings was $26.6 million as of January 1, 2020. The day 1 CECL calculation was derived from the selected assumption of a one-year reasonable and supportable forecast, which was obtained from a third-party vendor. After the forecast period, Wesbanco reverts back over a one year period to historical loss rates adjusting for prepayments and curtailments, to estimate losses over the remaining life of loans. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of unemployment and interest rate spreads and prepayment speeds. See Note 5, “Loans and Allowance for Credit Losses” for further detail.

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

The allowance for credit loss calculation is based on the loan’s amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs) and acquired premium (discount) minus any write-downs. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses, except for recent loan modifications allowed under the CARES Act due to the timing and nature of these modifications, because the Company has a robust policy in place to reverse or write-off accrued interest when the loan is placed on non-accrual, and also made an accounting policy election to reverse accrued interest deemed uncollectible as a reversal of interest income.  However, Wesbanco is reserving, as part of the allowance for credit losses, for accrued interest on loan modifications under the CARES Act due to the nature and timing of these deferrals.

The allowance for credit loss reflects the risk of loss in the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the probability of default, PD, / loss given default, LGD, approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads.  Management relies on macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee (FOMC) forecast and other third party forecasts from well recognized, leading economists.  These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported.  The model reversion period may range from one to three years.

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

Contractual terms are adjusted for estimated prepayments to arrive at expected cash flows. Wesbanco models term loans with an annualized “prepayment” rate. When Wesbanco has a specific expectation of differing payment behavior for a given loan, the loan may be evaluated individually. For revolving loans that do not have a principal payment schedule, a curtailment rate is factored into the cash flow.

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

Commercial loans, including commercial real estate (“CRE”) and C&I, are individually-evaluated if they have unique characteristics, reported as TDRs, or reported as non-accrual loans and greater than $1 million in balance.  Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. On April 7, 2020, the joint federal regulatory agencies issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised),” which further discusses loan modifications related to COVID-19. Wesbanco has extended loan principal and/or interest payments up to 180 days for customers affected by the COVID-19 pandemic. These customers must meet certain criteria, such as being in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on the CARES Act provision and the guidance noted above, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered late with regard to their delayed payments to the extent they meet the criteria. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it was determined upon entry into the program.

On August 3, 2020, the joint federal regulatory agencies issued a statement, “Joint Statement on Additional Loan Accommodations Related to COVID-19”. This statement provides financial institutions with considerations for certain customers nearing the end of their COVID-19 loan deferral period noted above.  As per this guidance and in accordance with the CARES Act noted above, Wesbanco is currently developing a plan to assist certain customers with additional deferrals of principal and/or interest, but also requiring detailed financial information from the customer to determine the financial need, the period of relief to be considered and the type of deferral warranted.

In response to the COVID-19 pandemic, Wesbanco launched a number of initiatives and precautionary measures intended to mitigate the impact of the COVID-19 virus outbreak by offering payment relief to affected borrowers through loan modifications, payment deferrals, and working capital facilities; adjusting branch operations to help protect the health and safety of our customers and employees while maintaining access to our services; and supporting local non-profit organizations through our grant programs.  Through September 30, 2020, we have assisted our residential mortgage customers with approximately 550 loan modifications, our consumer and home equity loan customers with approximately 720 loan modifications, and our commercial and business customers with approximately 2,300 loan modifications, including most customers in our hotel loan portfolio.  In addition, we have been an active participant in the Small Business Administration’s Paycheck Protection Program (“PPP”), as established by the CARES Act. As of September 30, 2020, Wesbanco has originated approximately 7,200 PPP loans for $853 million.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income for the three months ended September 30, 2020 was $41.3 million, with diluted earnings per share of $0.61, compared to $37.3 million or $0.68 per diluted share, respectively, for the third quarter of 2019.  Net income for the nine months ended September 30, 2020 was $69.2 million, or $1.03 per diluted share, as compared to $122.5 million, or $2.24 per diluted share, for the 2019 period.  Excluding after-tax restructuring and merger-related expenses (non-GAAP measure) in both periods, for the three months ended September 30, 2020, net income was $44.2 million, or $0.66 per diluted share, as compared to $38.7 million or $0.71 per diluted share, respectively, in the prior year quarter; and net income for the nine months ended September 30, 2020 was $76.5 million, or $1.14 per diluted share compared to $126.3 million or $2.31 per diluted share, respectively, in the prior year period.

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income (Non-GAAP)(1)	$44,155	$0.66	$38,681	$0.71	$76,489	$1.14	$126,349	$2.31
Less: After-tax restructuring and merger-related expenses	(2,850)	(0.05)	(1,334)	(0.03)	(7,300)	(0.11)	(3,852)	(0.07)
Net income (GAAP)	$41,305	$0.61	$37,347	$0.68	$69,189	$1.03	$122,497	$2.24

(1)

Non-GAAP net income excludes after-tax restructuring and merger-related expenses.  The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income increased $24.5 million or 25.5% in the third quarter of 2020 compared to the same quarter of 2019 due to a 34.8% increase in average total earning assets, due primarily to the OLBK acquisition and related accretion from purchase accounting.  As a result of five federal funds rate decreases totaling 225 basis points from July 2019 to March 2020 and aggressive deposit rate reductions late in the first quarter of 2020, the yield on earning assets decreased a total of 68 basis points and the cost of interest bearing liabilities decreased 56 basis points from the third quarter of 2019 to the same period of 2020. This resulted in the net interest margin decreasing by 25 basis points to 3.31% in the third quarter of 2020 compared to 3.56% in the third quarter of 2019.  Average loan balances increased by 43.3% from the third quarter of 2019, mainly attributable to both the OLBK acquisition and participation in the PPP loan program, while average deposits increased 40.3% over the same time period.   Accretion from acquisitions benefited the third quarter net interest margin by 18 basis points, as compared to 13 basis points in the prior year period and 19 basis points during the second quarter of 2020.  Lastly, the funding of PPP loans positively impacted the third quarter 2020 net interest margin by a net two basis points.

The provision for credit losses increased to $16.3 million in the third quarter of 2020 as compared to the third quarter of 2019, due specifically to the implementation of the CECL accounting standard on January 1, 2020, and the effect of the COVID-19 pandemic. Net charge-offs, as a percentage of average portfolio loans, were 0.00% and 0.04% for the third quarter of 2020 and 2019, respectively.

For the third quarter of 2020, non-interest income increased $7.7 million or 28.4% compared to the third quarter of 2019, driven by mortgage banking income and higher commercial customer loan swap-related income, as well as the OLBK acquisition.  Reflecting the low interest rate environment and organic growth, mortgage banking income increased $5.9 million or 228.0% in the third quarter of 2020 compared to the prior year period, as residential mortgage origination dollar volume doubled with the associated sale of approximately 75% of those originations into the secondary market.  Loan swap-related income increased $1.7 million or 437.5% from the third quarter of 2019 to $1.3 million, due to commercial loan customer demand in the current rate environment.  Offsetting these increases somewhat, electronic banking fees decreased $0.5 million or 9.0% due to the limitation on interchange fees due to the Durbin amendment in the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, and service charges on deposits decreased $1.7 million or 24.4% due to higher customer deposits associated with CARES Act stimulus payments and lower general consumer spending.

Non-interest expense, excluding restructuring and merger-related expenses in both periods, increased in the third quarter of 2020 by $14.8 million or 20.6%, compared to the third quarter of 2019.   This year-over-year increase is primarily due to higher salaries and wages, employee benefits, net occupancy, equipment, and other operating costs associated with additional staffing and financial center locations from the OLBK acquisition.  In addition, salaries and wages reflect the annual mid-year merit increases implemented during the summer.   For the third quarter of 2020, restructuring and merger-related expenses were $3.6 million, which related to Wesbanco’s previously announced financial center optimization strategy and the OLBK merger, as compared to $1.7 million for the third quarter of 2019, which were related to the OLBK merger.

During the third quarter, the effective tax rate was 15.7% as compared to 18.2% last year, and the provision for income taxes decreased $0.7 million to $7.7 million, primarily due to lower year-over-year pre-tax income.

In response to the current economic environment as a result of the COVID-19 pandemic, Wesbanco completed an interim goodwill impairment analysis as of September 30, 2020. Wesbanco concluded that goodwill, which has a carrying value of $1.1 billion, was not impaired as of September 30, 2020. Wesbanco will conduct its annual goodwill impairment test in the fourth quarter as of November 30th.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2020	2019	2020	2019
Net interest income	$120,593	$96,120	$359,768	$292,941
Taxable equivalent adjustment to net interest income	1,112	1,265	3,440	4,105
Net interest income, fully taxable equivalent	$121,705	$97,385	$363,208	$297,046
Net interest spread, non-taxable equivalent	3.10%	3.20%	3.14%	3.29%
Benefit of net non-interest bearing liabilities	0.18%	0.31%	0.21%	0.30%
Net interest margin	3.28%	3.51%	3.35%	3.59%
Taxable equivalent adjustment	0.03%	0.05%	0.03%	0.05%
Net interest margin, fully taxable equivalent	3.31%	3.56%	3.38%	3.64%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings.  Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $24.5 million or 25.5% in the third quarter of 2020 compared to the third quarter of 2019, due to a 34.8% increase in average earning asset balances, primarily driven by the acquisition of OLBK, which closed midway through the fourth quarter of 2019, and Wesbanco’s participation in the PPP lending program.  For the first nine months of 2020, net interest income increased $66.8 million or 22.8% from the first nine months of 2019, for the same reasons.  Average loan balances increased 43.3% in the third quarter of 2020 primarily from the acquisition of OLBK and from $853.1 million of PPP loans originated primarily in the second quarter of 2020, compared to the third quarter of 2019.  PPP loans contributed a total of $7.8 million in interest and fee accretion income in the third quarter of 2020, and $11.5 million for the first nine months of 2020. Excluding the OLBK acquisition and PPP loans, portfolio loans decreased by 0.3% from September 30, 2019, as growth remained generally flat from a relative lack of new loan demand, other than residential lending, most of which was sold in the secondary market.  Total average deposits increased in the third quarter of 2020 by $3.5 billion or 40.3% compared to the third quarter of 2019, due to the deposits acquired from OLBK and from an influx of deposits from the stimulus package associated with the CARES Act, PPP loan proceeds deposited into customer accounts, higher personal savings rates and lower general consumer spending.   The net interest margin decreased by 25 basis points to 3.31% in the third quarter of 2020 from the same quarter of 2019.  The margin’s decline was due to multiple decreases during late 2019 and the first quarter of 2020 in the Federal Reserve’s target federal funds rate, a flat to sometimes inverted yield curve and additional balance sheet liquidity over the last three quarters, and was partially offset by higher purchase accounting accretion.  Approximately 18 basis points of accretion from OLBK and other prior acquisitions was included in the third quarter 2020 net interest margin compared to 13 basis points in the 2019 third quarter net interest margin.  The funding of the previously mentioned PPP loans positively impacted the third quarter of 2020 net interest margin by a net two basis points. Yields decreased for most earning asset categories in 2020. The cost of interest bearing deposits decreased by 45 basis points and total liabilities decreased by 56 basis points from the third quarter of 2019 to the third quarter of 2020. The decrease in the cost is primarily due to aggressive rate decreases for interest bearing demand deposits, which include public funds, and lower rates for certificates of deposit, customer repurchase agreements, short to medium-term Federal Home Loan Bank borrowings and junior subordinated debentures in response to the general decrease in overall borrowing rates in the marketplace resulting from lower rates across the yield curve.

Interest income increased $16.3 million or 13.9% in the third quarter of 2020 and $54.9 million or 15.4% in the first nine months of 2020 compared to the same periods of 2019 due to higher overall earning assets, mostly attributable to the OLBK acquisition and PPP loan originations, partially offset by lower yields in almost every major earning asset category.  Earning asset yields were influenced negatively in the third quarter of 2020 compared to the third quarter of 2019 due primarily to the Federal Reserve’s drop of the federal funds rate by 150 basis points in March 2020, in addition to the 75 basis points that occurred in the last half of 2019.  Average loan balances increased $3.4 billion in the third quarter of 2020 compared to the third quarter of 2019, due primarily to the acquisition of OLBK and originations of PPP loans. Loan yields decreased by 71 basis points during this same period to 4.17% from the previously mentioned federal funds rate decreases and lower yields on PPP loans.  Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories.  In the third quarter of 2020, average loans represented 75.8% of average earning assets, an increase from 71.4% in the third quarter of 2019.  Average taxable securities balances decreased $180.2 million or 7.8% from the third quarter of 2019, due to higher levels of calls and mortgage security-related paydowns, as well as the sale of approximately $218 million of mortgage-backed securities at the end of the first quarter, to take advantage of market opportunities and to create liquidity for COVID-19 related reasons. Taxable securities yields decreased by 57 basis points and tax-exempt securities yields decreased by three basis points in the third quarter of 2020 from the third quarter of 2019. The recent flat and inverted yield curve has resulted in the yield decrease for all securities, as calls, prepayments and maturities of legacy higher-rate securities have been replaced with purchases at lower overall market yields.  Increased prepayments on mortgage-backed securities in the lower rate environment also reduced the taxable securities yields due to higher amortization. The average balance of tax-exempt securities, which have the highest yields within securities, decreased to 22.2% of total average securities in the third quarter of 2020 compared to 22.9% in the third quarter of 2019.

Total portfolio loans increased $3.2 billion or 41.7% over the last twelve months, while total commercial loans increased $3.0 billion or 58.4%.  Loan growth was achieved through $4.4 billion in total loan originations, led by $2.9 billion in business loan originations for the past twelve months.  Loan growth was driven by the acquisition of OLBK in 2019, PPP loans, expanded market areas and additional commercial personnel in our core markets, but was partially offset by significant loan paydowns or payoffs as some loans moved into the secondary lending market by customers who refinanced their commercial real estate mortgages, and some financed projects were sold by their developers.

Commercial loans with floors currently average 4.36% on approximately $2.1 billion or 26% of total commercial loans at September 30, 2020, as compared to $2.4 billion averaging 4.50% or 33% of commercial loans at December 31, 2019. Approximately 69% or $1.5 billion of these loans are currently priced at their floor, as compared to 49% or $1.2 billion at December 31, 2019. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing date. In addition, in a declining rate environment, some customers may request rates below existing contractual floors, which we may grant for competitive or other reasons.

Interest expense decreased $8.2 million or 38.5% in the third quarter of 2020 as compared to the same period in 2019, due to decreases in the cost of all interest bearing liability categories, as market rates dropped in reaction to COVID-19 and management reduced certain deposit rates, as well as higher purchase accounting time deposit accretion. The cost of interest bearing liabilities decreased by 56 basis points from the third quarter of 2019 to 0.53% in 2020.  Interest bearing deposits increased $1.9 billion or 31.2% from the third quarter of 2019, due to the acquisition of OLBK and increases in organic deposits heavily driven by CARES Act stimulus deposits.  The rate on interest bearing deposits decreased 45 basis points to 26 basis points from the third quarter of 2019, primarily from aggressive decreases in rates on interest bearing public funds and certificates of deposit in response to the COVID-19 pandemic. Average non-interest bearing demand deposit balances increased from the third quarter of 2019 to the third quarter of 2020 by $1.6 billion or 62.9% and were 33.1% of total average deposits at September 30, 2020, compared to 28.5% at September 30, 2020, reflecting the acquired OLBK non-interest bearing demand deposits, CARES Act stimulus deposits, PPP loan deposits, higher personal savings and ongoing checking account marketing strategies. The average balance of FHLB borrowings decreased $41.8 million from the third quarter of 2019 to 2020 due to the maturity of legacy higher-rate FHLB borrowings throughout the second and third quarters being funded by excess liquidity balances.  These maturities benefitted the average rate paid as it decreased by 35 basis points to 2.16% from the third quarter of 2019.  Average other borrowings, subordinated debt and junior subordinated debt balances increased $101.4 million or 21.4% from the third quarter of 2019 to 2020, partially due to the acquisition of OLBK, and their average rates paid decreased by 137 and 139 basis points, respectively, over this same time period due primarily to decreases in LIBOR, the index upon which this variable-rate type of borrowing is priced, other than the fixed rate subordinated debt.

The 150 basis points in total federal funds rate cuts in the first quarter of 2020, as well as the generally lower rates across the yield curve, are expected to result in the core net interest margin declining a few basis points over the remainder of the year. Lower anticipated earning asset yields caused by loans repricing to lower rates, new loan production rates being lower than existing loan rates, and security cash flows being reinvested at lower rates are expected to be partially offset by  price reductions to deposit rates and lower wholesale funding costs. Wesbanco’s participation in the PPP program is expected to positively contribute to net interest income resulting in a modest positive adjustment to the net interest margin in future periods as SBA loan forgiveness occurs for qualifying customers and net deferred fees are accreted into income at the date of loan payoff.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$755,575	0.16%	$71,163	2.41%	$509,928	0.25%	$73,617	2.50%
Loans, net of unearned income (1)	11,107,106	4.17%	7,751,724	4.88%	10,813,737	4.34%	7,704,212	4.99%
Securities: (2)
Taxable	2,121,780	2.19%	2,301,933	2.76%	2,328,196	2.45%	2,330,439	2.81%
Tax-exempt (3)	603,835	3.49%	684,164	3.52%	624,278	3.50%	744,949	3.50%
Total securities	2,725,615	2.47%	2,986,097	2.93%	2,952,474	2.67%	3,075,388	2.97%
Other earning assets	56,575	6.88%	53,181	6.80%	65,849	6.27%	51,954	7.12%
Total earning assets (3)	14,644,871	3.66%	10,862,165	4.34%	14,341,988	3.86%	10,905,171	4.41%
Other assets	2,074,846		1,625,988		2,065,777		1,590,847
Total Assets	$16,719,717		$12,488,153		$16,407,765		$12,496,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,654,161	0.18%	$2,126,720	0.84%	$2,518,952	0.32%	$2,131,887	0.80%
Money market accounts	1,623,969	0.17%	1,097,930	0.71%	1,590,498	0.33%	1,122,665	0.70%
Savings deposits	2,140,932	0.06%	1,686,267	0.20%	2,051,930	0.10%	1,674,262	0.16%
Certificates of deposit	1,761,087	0.72%	1,321,696	1.15%	1,865,439	0.77%	1,385,349	1.14%
Total interest bearing deposits	8,180,149	0.26%	6,232,613	0.71%	8,026,819	0.37%	6,314,163	0.69%
Federal Home Loan Bank borrowings	1,006,593	2.16%	1,048,401	2.51%	1,285,266	2.18%	1,036,464	2.49%
Other borrowings	383,771	0.32%	317,931	1.69%	361,949	0.54%	321,976	1.82%
Subordinated debt and junior subordinated debt	192,093	3.87%	156,561	5.26%	194,195	4.40%	169,944	5.37%
Total interest bearing liabilities (1)	9,762,606	0.53%	7,755,506	1.09%	9,868,229	0.69%	7,842,547	1.07%
Non-interest bearing demand deposits	4,041,681		2,481,384		3,679,743		2,463,076
Other liabilities	252,917		153,729		239,797		139,761
Shareholders’ equity	2,662,513		2,097,534		2,619,996		2,050,634
Total Liabilities and Shareholders’ Equity	$16,719,717		$12,488,153		$16,407,765		$12,496,018
Taxable equivalent net interest spread		3.13%		3.25%		3.17%		3.34%
Taxable equivalent net interest margin		3.31%		3.56%		3.38%		3.64%

(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $6.2 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and were $9.5 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.  PPP loan fees, which are included as part of total loan fees, were $5.6 million and $7.7 million for the three and nine months ended September 30, 2020. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $4.2 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively, and was $12.5 million and $13.0 million for the nine months ended September 30, 2020 and 2019, respectively. Accretion on interest bearing liabilities acquired from prior acquisitions was $2.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and was $8.1 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)	Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory rate of 21% for each period presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For The Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Compared to September 30, 2019			Compared to September 30, 2019
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(138)	$13	$(125)	$(481)	$73	$(408)
Loans, net of unearned income	32,065	(10,910)	21,155	93,890	(30,082)	63,808
Taxable securities	(1,173)	(3,045)	(4,218)	(47)	(6,312)	(6,359)
Tax-exempt securities (1)	(705)	(25)	(730)	(3,166)	(2)	(3,168)
Other earning assets	58	16	74	579	(262)	317
Total interest income change (1)	30,107	(13,951)	16,156	90,775	(36,585)	54,190
Increase (decrease) in interest expense:
Interest bearing demand deposits	1,518	(4,782)	(3,264)	2,916	(9,695)	(6,779)
Money market accounts	2,177	(3,443)	(1,266)	7,315	(9,259)	(1,944)
Savings deposits	332	(890)	(558)	708	(1,246)	(538)
Certificates of deposit	5,121	(5,754)	(633)	(16,585)	15,519	(1,066)
Federal Home Loan Bank borrowings	(257)	(931)	(1,188)	3,480	(1,767)	1,713
Other borrowings	358	(1,407)	(1,049)	627	(3,565)	(2,938)
Subordinated debt and junior subordinated debt	1,202	(1,408)	(206)	1,661	(2,081)	(420)
Total interest expense change	10,451	(18,615)	(8,164)	122	(12,094)	(11,972)
Net interest income increase (decrease) (1)	$19,656	$4,664	$24,320	$90,653	$(24,491)	$66,162

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans.  The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments.  The provision for credit losses - loans and loan commitments increased to $16.3 million in the third quarter of 2020 compared to $4.1 million in the third quarter of 2019 due to the adoption of CECL on January 1, 2020, and as a result of changes in the macroeconomic forecast resulting in expected significantly higher unemployment over the reasonable and supportable forecast period of one year, primarily increasing the allowance for loan losses and allowance for loan commitments.  Non-performing loans were 0.38% of total loans as of September 30, 2020, decreasing from 0.52% of total loans at the end of the third quarter of 2019. Non-performing assets were 0.38% of total loans and other real estate and repossessed assets as of September 30, 2020, decreasing from 0.57% at the end of the third quarter of 2019.  Criticized and classified loans were 3.25% of total loans, increasing from 2.24% as of September 30, 2019, primarily due to recent adjustments to the internal loan classification system, which impacted risk grades, and downgrades in the Company’s hospitality loan portfolio. Past due loans at September 30, 2020 were 0.25% of total loans, compared to 0.30% at September 30, 2019. Annualized net loan charge-offs decreased to zero percent as of September 30, 2020 compared to 0.04% as of September 30, 2019.  (Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Trust fees	$6,426	$6,425	$1	0.0	$19,580	$19,880	$(300)	(1.5)
Service charges on deposits	5,332	7,056	(1,724)	(24.4)	16,272	19,803	(3,531)	(17.8)
Electronic banking fees	4,780	5,253	(473)	(9.0)	13,100	18,299	(5,199)	(28.4)
Net securities brokerage revenue	1,725	1,765	(40)	(2.3)	4,787	5,597	(810)	(14.5)
Bank-owned life insurance	2,088	1,373	715	52.1	5,609	4,032	1,577	39.1
Net securities gains	787	235	552	234.9	3,577	3,800	(223)	(5.9)
Mortgage banking income	8,488	2,588	5,900	228.0	17,295	5,262	12,033	228.7
Net insurance services revenue	1,026	812	214	26.4	2,807	2,507	300	12.0
Debit card sponsorship income	751	—	751	100.0	2,102	—	2,102	100.0
Payment processing fees	669	709	(40)	(5.6)	2,133	2,142	(9)	(0.4)
Net gain on other real estate owned and other assets	(19)	158	(177)	(112.0)	84	670	(586)	(87.5)
Swap fee and valuation income	1,286	(381)	1,667	437.5	4,134	499	3,635	728.5
Other	1,273	957	316	33.0	4,001	3,387	614	18.1
Total non-interest income	$34,612	$26,950	$7,662	28.4	$95,481	$85,878	$9,603	11.2

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 21.0% of total revenue for the nine months ended September 30, 2020. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the third quarter of 2020, non-interest income increased $7.7 million or 28.4% compared to the third quarter of 2019, primarily due to a $5.9 million or 228.0% increase in mortgage banking income and a $1.7 million or 437.5% increase in swap fee and valuation income.  The increases were somewhat offset by the Durbin amendment and its impact on electronic banking fees and the COVID-19 impact on several revenue streams, with the largest decreases in service charges on deposits and electronic banking fees. For the nine months ended September 30, 2020, non-interest income increased $9.6 million or 11.2% from the nine months ended September 30, 2019 for similar reasons as for the third quarter.

Trust fees were flat compared to the third quarter of 2019.  Total trust assets were $4.6 billion at September 30, 2020 as compared to $4.4 billion at September 30, 2019. At September 30, 2020, trust assets include managed assets of $3.7 billion and non-managed (custodial) assets of $0.9 billion.  Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $943.6 million as of September 30, 2020 and $914.6 million at September 30, 2019, and are included in managed assets.

Service charges on deposits decreased $1.7 million or 24.4% to $5.3 million in the third quarter of 2020 as compared to the same period in 2019 due to higher consumer deposit balances throughout the quarter associated with CARES Act stimulus payments and lower general consumer spending, resulting in fewer eligible fee-generating transactions. For the nine months ended September 30, 2020, service charges on deposits decreased $3.5 million or 17.8% compared to the nine months ended September 30, 2019.

Electronic banking fees, which include debit card interchange fees, decreased $0.5 million or 9.0% compared to the third quarter of 2019 due to a lower volume of transactions.  This quarter marks the one-year anniversary of the limitation on interchange fees due to the Durbin amendment in the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  For the nine months ended September 30, 2020, electronic banking fees decreased $5.2 million or 28.4% due to the effect of the Dodd-Frank Act in 2020.

Bank-owned life insurance increased $0.7 million or 52.1% in the third quarter of 2020 compared to the third quarter of 2019 due to higher mortality-related benefits received in the current period as well as an increase in the cash surrender value, due to the bank-owned life insurance acquired in the OLBK acquisition.  As of September 30, 2020, total cash surrender value was $304.3 million compared to $229.3 million at September 30, 2019.  For the nine months ended, bank-owned life insurance increased $1.6 million or 39.1% for similar reasons as the three months ended.

Net securities gains increased $0.6 million or 234.9% in the third quarter of 2020 compared to the same period of 2019, due to a $0.7 million market adjustment recorded in the third quarter of 2020 on the underlying investments of the deferred compensation plan, which is offset by a corresponding amount in employee benefits expense.  For the nine months ended September 30, 2020, net securities gains decreased $0.2 million or 5.9% compared to the nine months ended September 30, 2019 due to a gain of $2.6 million on the sale of Wesbanco’s VISA Class B stock in the second quarter of 2019.  This stock was held at a zero cost basis and Wesbanco holds no additional shares of VISA Class B stock.  Wesbanco recorded $2.1 million of gains in the first quarter of 2020 on the sale of approximately $218 million of mortgage-backed securities to take advantage of market opportunities and to increase liquidity.

Mortgage banking income increased $5.9 million or 228.0% from the third quarter of 2019 compared to the third quarter of 2020.  For the third quarter of 2020, mortgage production was $394.3 million, which was an increase of 101.2% from the comparable 2019 period. For the three months ended September 30, 2020, $217.6 million in mortgages were sold into the secondary market at a net margin of 3.9% as compared to $98.5 million at a net margin of 2.6% in the comparable 2019 period. Included in mortgage banking income and the calculation of net margin noted above are losses of $1.6 million and $0.5 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended September 30, 2020 and 2019, respectively.

Debit card sponsorship income is a new revenue stream for Wesbanco that was acquired in the OLBK acquisition on November 22, 2019.  The fees are earned from Wesbanco’s sponsorship of certain customers into various debit networks and are generated from the total transactions processed on the debit networks. Debit sponsorship income was $0.8 million for the quarter ended September 30, 2020 and $2.1 million for the nine months ended September 30, 2020. Wesbanco intends to reduce this program’s customer-related revenues over the next 12-18 months for risk-related reasons.

Swap fee and valuation income increased $1.7 million or 437.5% for the third quarter of 2020 compared to the third quarter of 2019 due to an increased volume of new loan swaps in the third quarter of 2020 and an increase in the fair value of existing swaps.  For the three months ended September 30, 2020, new swaps executed totaled $25.8 million in notional principal resulting in $0.9 million of fee income, compared to new swaps executed of $6.7 million in notional principal resulting in $0.2 million of fee income for the three months ended September 30, 2019.  Fair value adjustments on existing swaps for the three months ended September 30, 2020 and 2019 were $0.4 million and ($0.6) million, respectively.  For the nine months ended September 30, 2020, swap fee and valuation income increased $3.6 million or 728.5% for similar reasons as for the quarter.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Salaries and wages	$38,342	$32,915	$5,427	16.5	$114,025	$95,501	$18,524	19.4
Employee benefits	10,604	9,726	878	9.0	31,115	29,419	1,696	5.8
Net occupancy	7,092	5,392	1,700	31.5	20,809	16,343	4,466	27.3
Equipment	6,229	5,273	956	18.1	17,991	14,924	3,067	20.6
Marketing	1,577	1,505	72	4.8	4,282	4,002	280	7.0
FDIC insurance	1,948	(1,221)	3,169	259.5	6,456	1,287	5,169	401.6
Amortization of intangible assets	3,346	2,446	900	36.8	10,085	7,424	2,661	35.8
Restructuring and merger-related expenses	3,608	1,688	1,920	113.7	9,241	4,876	4,365	89.5
Franchise and other miscellaneous taxes	3,803	3,203	600	18.7	11,014	9,405	1,609	17.1
Consulting, regulatory, accounting and advisory fees	3,103	2,212	891	40.3	9,182	6,267	2,915	46.5
ATM and electronic banking interchange expenses	2,188	1,804	384	21.3	5,940	5,239	701	13.4
Postage and courier expenses	1,180	1,299	(119)	(9.2)	3,768	4,045	(277)	(6.8)
Legal fees	812	628	184	29.3	2,463	2,243	220	9.8
Communications	997	898	99	11.0	3,241	2,723	518	19.0
Supplies	993	1,055	(62)	(5.9)	3,520	3,301	219	6.6
Other real estate owned and foreclosure expenses	(10)	176	(186)	(105.7)	(27)	339	(366)	(108.0)
Other	4,131	4,269	(138)	(3.2)	13,674	12,314	1,360	11.0
Total non-interest expense	$89,943	$73,268	$16,675	22.8	$266,779	$219,652	$47,127	21.5

Non-interest expense in the third quarter of 2020 increased $16.7 million or 22.8% compared to the same quarter in 2019, principally due to the OLBK acquisition, which increased assets by $3.0 billion, excluding goodwill, and added 37 offices to our branch network.  In the third quarter of 2020, there were $0.6 million of merger-related expenses for the OLBK acquisition, as compared to $1.7 million in the third quarter of 2019.  Excluding restructuring and merger-related expenses, non-interest expense increased $14.8 million or 20.6% from the third quarter of 2019 to the third quarter of 2020 and increased $42.8 million or 19.9% from the first nine months of 2019 to the first nine months of 2020.

Salaries and wages increased $5.4 million or 16.5% from the third quarter of 2019 due to increased compensation expense related to an increase in full-time equivalent (“FTE”) employees from the OLBK acquisition and from annual merit increases in mid-2020.  Employee benefits expense increased $0.9 million or 9.0% compared to the third quarter of 2019, due mostly to a $0.7 million market adjustment in the third quarter of 2020 on the underlying investments of the deferred compensation plan.  For the nine months ended, salaries and wages and employee benefits expense increased for the same reasons as noted for the quarter.

Net occupancy increased $1.7 million or 31.5% from the third quarter of 2020, principally due to increased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, mostly from the acquired retail branches, as well as normal building maintenance and repair costs of the legacy branch network and other infrastructure needs. For the nine months ended September 30, 2020, net occupancy increased $4.5 million or 27.3% compared to the nine months ended September 30, 2019.

Equipment costs increased $1.0 million or 18.1% compared to the third quarter of 2019, due to the OLBK acquisition and increases in service agreements expense from continuous improvements in technology and communication infrastructure, software costs and loan origination and customer support centers.

FDIC insurance increased $3.2 million or 259.5% compared to the third quarter of 2019, for risk-related reasons and due to the growth in the Bank’s balance sheet primarily from the OLBK acquisition in November 2019, which caused the assessment base to increase, as well as the recording of a $2.4 million assessment credit in the prior year period. For the nine months ended September 30, 2020, FDIC insurance increased $5.2 million or 401.6% compared to the nine months ended September 30, 2019 for the same reasons as indicated for the quarter.

Amortization of intangible assets increased $0.9 million or 36.8% compared to the third quarter of 2019.  The OLBK acquisition added approximately $32.9 million in core deposit intangibles. For the nine months ended September 30, 2020, amortization of intangible assets increased $2.7 million or 35.8% compared to the nine months ended September 30, 2019.

Restructuring and merger-related expenses in the third quarter of 2020 totaled $3.6 million, of which $3.0 million were related to the financial center optimization strategy announced by Wesbanco during the third quarter, and $0.6 million were related to the OLBK acquisition that closed in the fourth quarter of 2019.  The restructuring expenses were predominantly net write-downs to appraised value on owned and leased properties that will be closed as part of the strategy in early 2021.  The merger-related expenses included $0.2 million in change in control payments, $0.2 million in contract termination costs, $0.1 million in non-refundable one-time conversion costs and $0.1 million in retention bonuses.

Consulting, regulatory, accounting and advisory fees increased $0.9 million or 40.3% from the third quarter of 2019 due to increased swap clearing expense from a higher volume of cleared swaps in the third quarter of 2020 compared to same period of 2019, as well as increased underwriting and processing fees from a higher volume of mortgage originations in the current period.

INCOME TAXES

The provision for income taxes was $7.7 million for the three months ended September 30, 2020, which is a $0.7 million decrease compared to the three months ended September 30, 2019. The decrease in the provision for income taxes is due to a decrease in the effective tax rate to 15.7% in the third quarter of 2020 compared to 18.2% in the third quarter of 2019.  For the nine months ended September 30, 2020, the provision for income taxes was $11.3 million, which is a $16.0 million decrease compared to the nine months ended September 30, 2019. The decrease in the provision for income taxes is primarily driven by the $69.3 million decrease in pre-tax income and $0.9 million of discrete benefit items in the first nine months of 2020. The year-to-date effective tax rate decreased to 14.1%, as compared to 18.2%, for the first nine months of 2019.

FINANCIAL CONDITION

Total assets, deposits and shareholders’ equity increased 5.3%, 10.9% and 5.4%, respectively, compared to December 31, 2019. Total securities decreased $452.9 million or 13.9% from December 31, 2019 to September 30, 2020, primarily driven by the first quarter sale of mortgage-backed securities and collateralized mortgage obligations, at a net gain of $2.1 million, to provide for additional liquidity for potential COVID-19 related requirements, as well as higher security calls and prepayments. The securities’ decrease was partially offset by a $46.8 million increase in net unrealized gains in the available-for-sale portfolio. Total portfolio loans increased $721.6 million or 7.0% as participation in the SBA PPP loan program provided approximately $853.1 million in loans. Deposits increased $1.2 billion from year-end resulting from increases of 22.1%, 12.0% and 6.7% in demand deposits, savings deposits and money market deposits, respectively, which were partially offset by a 16.9% decrease in certificates of deposit. The growth in transaction-based accounts is primarily attributable to marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. The transaction-based accounts increased towards the end of the first quarter and into the second quarter from the CARES Act individual and family payments, as well as deposits from the small businesses obtaining loans from the PPP loan program and an increase in personal savings rates and overall decreased consumer spending. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The decrease in certificates of deposit is a result of periodically offering lower than median competitive rates for maturing certificates of deposit, primarily for single-service customers, and customer preferences for other deposit types, coupled with a $26.8 million decrease in CDARS® balances. The decline was also impacted by customer run-off of higher cost certificates of deposit from the OLBK acquisition. Total borrowings decreased 27.9% or $529.2 million during the first nine months of 2020 as FHLB maturities exceeded new FHLB borrowings by $621.0 million, coupled with $6.7 million of junior subordinated debentures, acquired from OLBK, which were redeemed during the first nine months of 2020. These decreases were partially offset by a $99.5 million increase in other short-term borrowings, primarily customer repos. Total shareholders’ equity increased approximately $139.0 million or 5.4%, compared to December 31, 2019, primarily due to $144.5 in net proceeds from the issuance of 6.0 million depositary shares, each representing 1/40th interest in a share of Wesbanco’s 6.75% fixed rate reset non-cumulative perpetual Series A preferred stock. Additionally, net income exceeded dividends for the period by $4.8 million and comprehensive income increased $37.1 million. Such factors were partially offset by the retained earnings effect of ASU 2016-13 adoption totaling $26.6 million, share repurchases in the first quarter totaling $25.0 million and restricted stock vesting activity totaling $0.3 million.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	September 30,	December 31,
(unaudited, dollars in thousands)	2020	2019	Change ($)	Change (%)
Equity securities (at fair value)	$12,516	$12,343	$173	1.4
Available-for-sale debt securities (at fair value)
U.S. Treasury	19,992	32,836	(12,844)	(39.1)
U.S. Government sponsored entities and agencies	192,849	159,628	33,221	20.8
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,421,023	1,815,987	(394,964)	(21.7)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	259,610	190,409	69,201	36.3
Obligations of states and political subdivisions	126,539	145,609	(19,070)	(13.1)
Corporate debt securities	25,911	49,089	(23,178)	(47.2)
Total available-for-sale debt securities	$2,045,924	$2,393,558	$(347,634)	(14.5)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$8,256	$9,216	$(960)	(10.4)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	99,703	122,937	(23,234)	(18.9)
Obligations of states and political subdivisions	605,636	686,376	(80,740)	(11.8)
Corporate debt securities	33,172	33,224	(52)	(0.2)
Total held-to-maturity debt securities	746,767	851,753	(104,986)	(12.3)
Total securities	$2,805,207	$3,257,654	$(452,447)	(13.9)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.28%	2.67%
As a % of total securities	73.4%	73.9%
Weighted average life (in years)	3.3	4.1
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.42%	3.51%
As a % of total securities	26.6%	26.1%
Weighted average life (in years)	3.7	3.8
Total securities:
Weighted average yield at the respective period end (2)	2.60%	2.89%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	3.4	4.0

(1)

At September 30, 2020 and December 31, 2019, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased $452.4 million or 13.9% from December 31, 2019 to September 30, 2020, and represented 16.9% of total assets at period end.  Through the first nine months of 2020, the available-for-sale portfolio decreased $347.6 million or 14.5% primarily due to the sale of residential mortgage-backed securities at the end of the first quarter to take advantage of market opportunities and to free up cash for COVID-19 related needs, such as larger commercial or home equity line withdrawals, while the held-to-maturity portfolio decreased $105.0 million or 12.3% due to calls of municipal securities in the current lower rate environment.  The weighted average yield of the portfolio decreased by 29 basis points from 2.89% at December 31, 2019 to 2.60% at September 30, 2020, due to increased prepayment speeds on mortgage-backed securities and calls of legacy higher rate agency and municipal securities as market rates declined and stayed lower throughout 2020.

Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2020 and December 31, 2019 were $54.0 million and $20.7 million, respectively.  The net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after tax-basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity.   Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $35.6 million at September 30, 2020, compared to $22.8 million at December 31, 2019.  With approximately 27% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category. The increase in unrealized gains from year-end are due to the significant decrease in market rates and the shape of the yield curve throughout the first nine months of 2020 resulting from COVID-19 and the federal funds rate decreases.

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

On January 1, 2020, Wesbanco adopted ASU 2016-13 (Topic 326), Measurement of Credit Losses on Financial Instruments. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represented the CECL allowance as of January 1, 2020.  The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted.  Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historical default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset.  The losses are recorded on the income statement in the provision for credit losses.  Held-to-maturity investments in U.S. Government-sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

Wesbanco’s municipal portfolio represented 26.1% of the overall securities portfolio as of September 30, 2020 compared to 25.5% as of December 31, 2019, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	September 30, 2020		December 31, 2019
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$68,633	9.0	$78,730	9.2
Investment Grade - High	518,949	68.3	569,085	66.7
Investment Grade - Upper Medium	162,006	21.3	190,696	22.4
Investment Grade - Lower Medium	3,082	0.4	3,042	0.4
Non-Investment Grade - Speculative	—	—	638	0.1
Not rated by either agency	7,762	1.0	10,011	1.2
Total municipal bond portfolio	$760,432	100.0	$852,202	100.0

(1)	The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at September 30, 2020 consists of $134.4 million of taxable (primarily Build America Bonds) and $626.0 million of tax-exempt general obligation and revenue bonds.  The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	September 30, 2020		December 31, 2019
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$527,952	69.4	$581,105	68.2
Revenue	232,480	30.6	271,097	31.8
Total municipal bond portfolio	$760,432	100.0	$852,202	100.0
Municipal bond issuer:
State Issued	$46,704	6.1	$76,228	8.9
Local Issued	713,728	93.9	775,974	91.1
Total municipal bond portfolio	$760,432	100.0	$852,202	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States.  The following table presents the top five states of municipal bond concentration based on total fair value at September 30, 2020:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	September 30, 2020
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$167,751	22.1
Ohio	94,773	12.5
Texas	64,321	8.5
Kentucky	40,734	5.4
Illinois	37,245	4.9
All other states	355,608	46.6
Total municipal bond portfolio	$760,432	100.0

(1)	Wesbanco’s municipal bond portfolio contains obligations in the State of West Virginia totaling $36.7 million or 4.8% of the total municipal portfolio.

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

LOANS AND CREDIT RISK

Loans represent Wesbanco’s single largest balance sheet asset classification and the largest source of interest income.  Business purpose loans consist of CRE loans and other C&I loans that are not secured by real estate.  CRE loans are further segmented into land and construction loans, and loans for improved property.  Consumer purpose loans consist of residential real estate loans, home equity lines of credit and other consumer loans.  Loans held for sale generally consist of residential real estate loans originated for sale in the secondary market, but at times may also include other types of loans.  The outstanding balance of each major category of the loan portfolio is summarized in Table 10.

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

Credit risk is mitigated for all types of loans by continuously monitoring delinquency levels and pursuing collection efforts at the earliest stage of delinquency.  The Bank also monitors general economic conditions, including employment, housing activity and real estate values in its market.  The Bank also periodically evaluates and changes its underwriting standards when warranted based on market conditions, the historical performance of a category of the portfolio, or other external factors.  Credit risk is also regularly evaluated for the impact of adverse economic and other events, such as the current COVID-19 pandemic crisis, that increase the risk of default and the potential loss in the event of default, to understand the impact on the Bank’s earnings and capital.

Commercial loan risk grades are determined based on an evaluation of the relevant characteristics of each loan, assigned at inception and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan.  The primary factors used to determine the risk grade are the sufficiency, reliability and sustainability of the primary source of repayment and overall financial strength of the borrower.  The rating system more heavily weights the debt service coverage, leverage and loan-to-value factors to derive the risk grade.  Other factors that are considered at a lesser weighting include management, industry or property-type risks, payment history, collateral and guarantees.

TABLE 10. COMPOSITION OF LOANS (1)

	September 30, 2020		December 31, 2019
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$690,547	6.2	$777,151	7.5
Improved property	5,018,101	45.0	4,947,857	48.0
Total commercial real estate	5,708,648	51.2	5,725,008	55.5
Commercial and industrial	1,654,116	14.9	1,644,699	16.0
Commercial and industrial - PPP	853,119	7.7	—	-
Residential real estate	1,798,019	16.2	1,873,647	18.2
Home equity	647,052	5.8	649,678	6.3
Consumer	328,592	3.0	374,953	3.6
Total portfolio loans	10,989,546	98.8	10,267,985	99.6
Loans held for sale	134,151	1.2	43,013	0.4
Total loans	$11,123,697	100.0	$10,310,998	100.0

(1)

Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans increased $812.7 million or 7.9% from December 31, 2019, while portfolio loans increased $3.2 billion or 41.7% over the last twelve months.  Most of the loan growth over the last twelve months was due to the acquisition of OLBK in November 2019, totaling $2.5 billion, as well as the origination of $853.1 million of PPP loans during the second and third quarters of 2020.  Excluding PPP loans and the OLBK acquisition, total loans decreased over the last twelve months by 1.0% as commercial line usage decreased and a higher percentage of new residential loans originated were sold into the secondary market as opposed to holding them in the residential loan portfolio and consumer loan demand decreased as a result of the pandemic reducing consumer spending.  Slightly offsetting the total decrease was 4.9% of organic growth in commercial real estate.  Organic commercial and industrial loans decreased 10.7%, due primarily to the lower line usage mentioned above and lower overall demand. Organic residential real estate loans decreased 4.5% over the last twelve months, due to a greater portion of new originations sold into the secondary market and a greater portion of existing loans refinanced with other banks, while home equity loans were also refinanced into first mortgages due to customer preferences for fixed rate loans.

Total loan commitments of $3.3 billion, including loans approved but not closed, increased $12.0 million or 0.4% from December 31, 2019 due primarily to an increase in available lines of credit.  The line utilization percentage for the commercial portfolio was 35.4% at September 30, 2020 compared to 44.5% as of December 31, 2019.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

During the first quarter of 2020, Wesbanco sold $36.4 million of certain under-performing loans acquired from OLBK, which had a book value of $56.6 million. The majority of these loans settled by March 31, 2020; however, $8.9 million settled in April 2020, and therefore they were classified as loans held for sale as of March 31, 2020. Loans held for sale at September 30, 2020 are originated residential mortgages that are committed to be sold into the secondary market.

Wesbanco has participated in the PPP loan program as established by the CARES Act. As of September 30, 2020, the Company funded nearly 7,200 loans totaling $853.1 million to qualifying small businesses, non-profits and organizations throughout our six-state footprint. The loans carry an interest rate of 1%, are generally for a two-year maturity, and were originated with a percentage fee paid by the SBA directly to the Bank depending on the size of the loan originated. At September 30, 2020, remaining un-accreted fees, net of deferred origination costs were $19.5 million. The loans are subject to forgiveness by the SBA under certain defined circumstances, and it is anticipated a high percentage of such loans will meet such requirements (as revised) over the next 12-18 months, although no loans had been forgiven as of September 30, 2020.

TABLE 11. COMMERCIAL EXPOSURE BY INDUSTRY

	September 30, 2020
	Land and Construction		Improved Property		Commercial and Industrial		PPP
(unaudited, in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Loan Balance	Total Loan Balance	Total Exposure	% of Capital (1)
Agriculture and farming	$18,099	$1,687	$3,497	$833	$8,156	$5,916	$2,864	$32,616	$41,052	2.5
Energy	1,701	—	42,790	2,315	79,408	85,887	10,405	134,304	222,506	13.6
Construction	147,243	97,938	139,471	54,168	182,993	181,425	157,914	627,621	961,152	58.9
Manufacturing	276	4	86,013	8,991	155,076	120,440	76,087	317,452	446,887	27.4
Wholesale and distribution	158	42	44,936	1,830	121,917	57,269	32,554	199,565	258,706	15.8
Retail	2,558	1,172	254,760	7,108	94,838	88,738	41,793	393,949	490,967	30.1
Transportation and warehousing	12,217	5,768	64,738	2,165	39,986	16,295	22,422	139,363	163,591	10.0
Information and communications	65	121	4,062	—	8,089	8,002	4,566	16,782	24,905	1.5
Finance and insurance	216	—	11,300	3,421	91,018	120,425	12,179	114,713	238,559	14.6
Equipment leasing	1,003	108	13,231	275	50,809	36,439	12,973	78,016	114,838	7.0
Real estate - 1-4 family	5,685	3,671	308,441	9,291	76,625	4,025	—	390,751	407,738	25.0
Real estate - multi-family	191,998	158,816	565,921	9,232	2,221	1	—	760,140	928,189	56.8
Real estate - other retail	5,208	8,088	247,184	3,752	5,510	266	—	257,902	270,008	16.5
Real estate - shopping center	974	1,426	247,310	6,200	1,991	—	—	250,275	257,901	15.8
Real estate - office building	31,125	18,033	480,060	8,822	9,040	3,857	—	520,225	550,937	33.7
Real estate - commercial/manufacturing	1,897	2,553	361,678	12,729	10,754	1	—	374,329	389,612	23.9
Real estate - residential buildings	42,959	58,889	137,483	16,076	30,603	12,998	9,395	220,440	308,403	18.9
Real estate - other	69,244	31,050	450,086	29,109	52,173	24,950	7,467	578,970	664,079	40.7
Services	14,875	2,498	200,561	5,481	164,478	111,248	134,208	514,122	633,349	38.8
Schools and education services	18,939	5,081	24,052	539	91,321	15,850	11,640	145,952	167,422	10.3
Healthcare	48,909	59,441	327,433	5,798	116,624	61,932	86,621	579,587	706,758	43.3
Entertainment and recreation	1,294	1,225	50,508	1,530	14,066	4,113	9,103	74,971	81,839	5.0
Hotels	32,309	22,160	689,436	14,750	5,111	542	12,820	739,676	777,128	47.6
Other accommodations	186	511	56,219	315	4,122	390	566	61,093	62,309	3.8
Restaurants	1,537	—	95,870	1,772	66,999	22,683	45,356	209,762	234,217	14.3
Religious organizations	1,420	1,450	82,354	1,476	45,195	21,379	9,349	138,318	162,623	10.0
Government	34,163	2,800	17,366	642	121,772	35,348	5,640	178,941	217,731	13.3
Unclassified	4,289	65,109	11,341	91,130	3,221	74,391	147,197	166,048	396,678	24.3
Total commercial loans	$690,547	$549,641	$5,018,101	$299,750	$1,654,116	$1,114,810	$853,119	$8,215,883	$10,180,084	623.4

(1)	Represents Bank’s total risk-based capital.

TABLE 12. COMMERCIAL LOANS MODIFIED UNDER CARES ACT BY INDUSTRY

	September 30, 2020
	Land and Construction		Improved Property		Commercial and Industrial				Percent Modified
(unaudited, in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Total Loan Balance	Total Exposure	Balance	Exposure
Agriculture and farming	$—	$—	$—	$—	$—	$—	$—	$—	0.0%	0.0%
Energy	—	—	—	—	2,408	—	2,408	2,408	1.8%	1.1%
Construction	7,264	989	—	—	78	—	7,342	8,331	1.2%	0.9%
Manufacturing	—	—	458	—	451	—	909	909	0.3%	0.2%
Wholesale and distribution	—	—	885	—	415	—	1,300	1,300	0.7%	0.5%
Retail	—	—	18,933	—	2,470	—	21,403	21,403	5.4%	4.4%
Transportation and warehousing	—	—	54	—	623	—	677	677	0.5%	0.4%
Information and communications	—	—	—	—	—	—	—	—	0.0%	0.0%
Finance and insurance	—	—	—	—	—	—	—	—	0.0%	0.0%
Equipment leasing	—	—	—	—	—	—	—	—	0.0%	0.0%
Real estate - 1-4 family	—	—	32,306	—	3,051	—	35,357	35,357	9.0%	8.7%
Real estate - multi-family	—	—	16,696	—	—	—	16,696	16,696	2.2%	1.8%
Real estate - other retail	—	—	27,350	—	4,665	—	32,015	32,015	12.4%	11.9%
Real estate - shopping center	—	—	44,853	—	—	—	44,853	44,853	17.9%	17.4%
Real estate - office building	—	—	25,221	375	—	—	25,221	25,596	4.8%	4.6%
Real estate - commercial/manufacturing	—	—	41,062	10	—	—	41,062	41,072	11.0%	10.5%
Real estate - residential buildings	—	—	7,154	—	355	—	7,509	7,509	3.4%	2.4%
Real estate - other	559	—	31,235	1,570	—	—	31,794	33,364	5.5%	5.0%
Services	—	—	7,404	—	2,073	6	9,477	9,483	1.8%	1.5%
Schools and education services	—	—	307	—	3	—	310	310	0.2%	0.2%
Healthcare	50	—	13,688	—	49	—	13,787	13,787	2.4%	2.0%
Entertainment and recreation	—	—	9,758	—	325	—	10,083	10,083	13.4%	12.3%
Hotels	12,702	705	296,868	4,640	17	—	309,587	314,932	41.9%	40.5%
Other accommodations	—	—	40,605	33	—	—	40,605	40,638	66.5%	65.2%
Restaurants	680	—	6,002	—	2,627	—	9,309	9,309	4.4%	4.0%
Religious organizations	—	—	580	—	—	—	580	580	0.4%	0.4%
Government	—	—	836	249	24	—	860	1,109	0.5%	0.5%
Unclassified	—	—	941	—	—	—	941	941	0.6%	0.2%
Total modified commercial loans	$21,255	$1,694	$623,196	$6,877	$19,634	$6	$664,085	$672,662	8.1%	6.6%

Under the CARES Act, Wesbanco has modified approximately 3,550 loans totaling $2.2 billion of which $0.7 billion, representing 6.0% of total portfolio loans, or 8.1% of total commercial loans, are currently in their deferral period as of September 30, 2020. Wesbanco offered three months deferral of principal and interest and then three additional months of principal only, three months deferral of interest, three months deferral of principal and interest, and three months deferral of principal depending on the type of loan and industry sector, primarily for commercial borrowers.  As of October 16, 2020, modified loans remaining in forbearance declined to 4.9% of total portfolio loans.

All of the real estate sectors combined represent the largest industry exposure at $3.8 billion, of which multi-family, office buildings and 1-4 families are the largest categories within real estate. Multi-family makes up $928.2 million or 56.8% of total risk-based capital, office buildings are $550.9 million or 33.7% of total risk-based capital and 1-4 families are $407.7 million or 25.0% of total risk-based capital. For loan modifications as allowed under the CARES Act, $236.5 million or 14.5% of total risk-based capital of real estate sector loans were in deferral as of September 30, 2020.

The construction sectors combined represent the second largest industry exposure at $961.2 million or 58.9% of risk-based capital. For loan modifications allowed under the CARES Act, there were $8.3 million or 0.5% of total risk-based capital of construction loans in deferral as of September 30, 2020.

The hotel sector represents the third largest industry exposure at $777.1 million or 47.6% of risk-based capital. For loan modifications allowed under the CARES Act, there were $314.9 million or 19.3% of total risk-based capital of hotel loans in deferral as of September 30, 2020. The majority of these loans were deferred for three months of principal and interest with three additional months of principal.

Healthcare represents the fourth largest industry exposure at $706.8 million or 43.3% of total risk-based capital. For loan modifications allowed under the CARES Act, there were $13.8 million or 0.8% of total risk-based capital of healthcare loans in deferral as of September 30, 2020.

On August 3, 2020, the joint federal regulatory agencies issued a statement, “Joint Statement on Additional Loan Accommodations Related to COVID-19”. This statement provides financial institutions with considerations for certain customers nearing the end of their COVID-19 loan deferral period noted above.  As per this guidance and in accordance with the CARES Act noted above, Wesbanco is currently developing a plan to assist certain customers with additional deferrals of principal and/or interest, but also requiring detailed financial information from the customer to determine the financial need, the period of relief to be considered and the type of deferral warranted.

TABLE 13. COMMERCIAL LOANS MODIFIED UNDER CARES ACT BY MODIFICATION TYPE

	September 30, 2020
	Three Months Principal & Interest Plus Three Months Principal Only Deferral	Three Months Interest Only Deferral	Three Months Principal & Interest Deferral	Three and Six Months Principal Only Deferral
(unaudited, in thousands)	Loan Balance	Loan Balance	Loan Balance	Loan Balance	Total Loan Balance
Agriculture and farming	$—	$—	$—	$—	$—
Energy	—	—	—	2,408	2,408
Construction	—	7,175	128	39	7,342
Manufacturing	458	—	—	451	909
Wholesale and distribution	—	—	885	415	1,300
Retail	2,660	—	15,618	3,125	21,403
Transportation and warehousing	134	—	—	543	677
Information and communications	—	—	—	—	—
Finance and insurance	—	—	—	—	—
Equipment leasing	—	—	—	—	—
Real estate - 1-4 family	29,771	—	1,363	4,223	35,357
Real estate - multi-family	10,473	—	3,960	2,263	16,696
Real estate - other retail	25,433	—	3,392	3,190	32,015
Real estate - shopping center	44,853	—	—	—	44,853
Real estate - office building	22,944	327	1,152	798	25,221
Real estate - commercial/manufacturing	25,988	—	14,462	612	41,062
Real estate - residential buildings	3,395	—	3,759	355	7,509
Real estate - other	28,408	424	1,974	988	31,794
Services	5,018	94	2,386	1,979	9,477
Schools and education services	—	—	257	53	310
Healthcare	831	—	10,104	2,852	13,787
Entertainment and recreation	9,758	—	—	325	10,083
Hotels	94,196	29,939	185,452	—	309,587
Other accommodations	17,455	—	—	23,150	40,605
Restaurants	4,996	—	1,938	2,375	9,309
Religious organizations	130	—	329	121	580
Government	836	—	24	—	860
Unclassified	941	—	—	—	941
Total modified commercial loans	$328,678	$37,959	$247,183	$50,265	$664,085

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 14. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2020	December 31, 2019
Non-accrual loans:
Commercial real estate - land and construction	$997	$580
Commercial real estate - improved property	10,410	6,815
Commercial and industrial	2,716	14,313
Residential real estate	17,492	16,867
Home equity	5,327	5,903
Consumer	324	435
Total non-accrual loans (1)	37,266	44,913
TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	667	1,321
Commercial and industrial	116	191
Residential real estate	3,027	3,477
Home equity	354	411
Consumer	27	31
Total TDRs accruing interest (1)	4,191	5,431
Total non-performing loans	$41,457	$50,344
Other real estate owned and repossessed assets	738	4,178
Total non-performing assets	$42,195	$54,522
Non-performing loans/total portfolio loans	0.38%	0.49%
Non-performing assets/total assets	0.26%	0.35%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.38%	0.53%

(1)	TDRs on non-accrual of $1.8 and $1.4 million as of September 30, 2020 and December 31, 2019, respectively, are included in total non-accrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $8.9 million or 17.7%, from December 31, 2019, primarily due to one $10.8 million non-accrual relationship that was paid off in the first quarter of 2020.  TDRs balances have remained constant from December 31, 2019 to September 30, 2020.  (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due as of December 31, 2019, as well as other requirements. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. As of September 30, 2020, Wesbanco has offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic, depending on the type of loan and the industry-type for commercial loans.

Other real estate owned and repossessed assets decreased $3.4 million from December 31, 2019 primarily due to the disposition of one commercial property in the first quarter of 2020 as well as continued efforts to liquidate residential properties.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 15. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	September 30, 2020	December 31, 2019
Loans past due 90 days or more:
Commercial real estate - land and construction	$572	$26
Commercial real estate - improved property	896	4,709
Commercial and industrial	1,882	1,793
Residential real estate	5,491	3,643
Home equity	937	985
Consumer	392	457
Total loans past due 90 days or more	10,170	11,613
Loans past due 30 to 89 days:
Commercial real estate - land and construction	961	650
Commercial real estate - improved property	3,874	15,256
Commercial and industrial	2,776	5,312
Residential real estate	4,729	8,183
Home equity	2,855	3,558
Consumer	2,143	3,371
Total loans past due 30 to 89 days	17,338	36,330
Total loans 30 days or more past due	$27,508	$47,943
Loans past due 90 days or more and accruing to total portfolio loans	0.09%	0.11%
Loans past due 30-89 days and accruing to total portfolio loans	0.16%	0.35%

Loans past due 30 days or more and accruing interest excluding non-accruals and TDRs decreased $20.4 million or 42.6% from December 31, 2019.  These loans continue to accrue interest because they are both well-secured and in the process of collection.  Loans 90 days or more past due decreased $1.4 million and represented 0.09% of total loans at September 30, 2020 compared to 0.11% at December 31, 2019. While decreasing overall, loans 90 days past due increased in the residential real estate category, and these loans are secured by underlying real estate. The decrease in the 30 to 89 days past due status was primarily due to the renewals of OLBK acquired commercial lines of credit that were being adjusted to WesBanco’s underwriting standards. The 30 – 89 days past due represented 0.16% of total loans at September 30, 2020 and 0.35% at December 31, 2019.  Loans currently modified as permitted by the regulatory authorities and the CARES Act are not included in Tables 14 or 15, as they are not considered non-performing TDRs, or past due.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

On January 1, 2020, Wesbanco adopted CECL, which resulted in a $41.4 million increase to the allowance for credit losses. Of the $41.4 million, $38.4 million related to the loan portfolio and $3.0 million relate to loan commitments. The effect on retained earnings (tax-effected) was $26.6 million.

As of September 30, 2020, the total allowance for credit losses – loans and commitments was $195.9 million of which $185.1 million relates to loans and $10.8 million relates to loan commitments. The allowance for credit losses – loans is 1.68% of total portfolio loans as of September 30, 2020 compared to 0.51% as of December 31, 2019, when the allowance for loan losses (prior to the adoption of CECL) was $52.4 million. Excluding PPP loans of $853.1 million, the allowance for credit losses – loans is 1.83% of total portfolio loans. As per regulatory guidance, there is no allowance on PPP loans due to their government guarantees by the SBA.

The allowance for credit losses - loans individually-evaluated increased $5.8 million from December 31, 2019 to September 30, 2020 due to PCD loans acquired from the OLBK acquisition. The allowance for loans collectively-evaluated increased from December 31, 2019 to September 30, 2020 by $126.9 million, which includes $31.7 million related to the adoption of CECL as of January 1, 2020.

The allowance for credit losses - loan commitments was $10.8 million at September 30, 2020 as compared to $0.9 million as of December 31, 2019, and is included in other liabilities on the Consolidated Balance Sheets. The allowance for credit losses - loan commitments includes a $3.0 million adjustment related to the adoption of CECL as of January 1, 2020.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default to net present value. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of September 30, 2020, the forecast was based upon a blend of two nationally-recognized published economic forecasts through September 30, 2020, and is primarily driven by national unemployment and interest rate spread forecasts. At quarter-end, national unemployment was projected to peak at 8.4%, and subsequently decrease to an average of 7.6% over the remainder of the forecast period. The improvement in the macroeconomic factors caused the allowance to decrease slightly from June 30, 2020 to September 30, 2020, however qualitative factors were added to account for the remaining credit risk related to the continuing pandemic, deferred interest on modified loans and certain industry concentrations, along with other qualitative factors, resulting in an increase of $16.6 million from June 30, 2020.

If forecasted projections of national unemployment remain consistent with the forecast utilized by Wesbanco as of September 30, 2020 throughout the rest of the year, this may result in less significant future quarterly increases in the allowance for credit losses, assuming other model variables remain relatively constant.

Criticized and classified loans were 3.25% of total loans, increasing from 2.17% at December 31, 2019. Criticized and classified loans increased $134.4 million from December 31, 2019 to $356.9 million at September 30, 2020, primarily due to revisions in the internal loan grading system to better reflect the credit quality of commercial loans. In the third quarter of 2020, there were $79.5 million in downgrades to criticized loans within CRE, primarily in the hospitality industry, but the largest credit for $13.9 million in the nursing home industry is in LCD.

Table 16 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.  The overall allowance for loans increased due the adoption of CECL. Additionally, the allowance for credit losses on LCD loan commitments has increased to $10.8 million as of September 30, 2020 driven by seven new un-advanced credits in 2020 for approximately $121.1 million.

TABLE 16. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	September 30, 2020	Percent of Total	December 31, 2019	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$13,055	6.7	$4,949	9.3
Commercial real estate - improved property	105,966	54.1	20,293	38.1
Commercial and industrial	43,648	22.3	14,116	26.5
Residential real estate	12,018	6.1	4,311	8.1
Home equity	2,076	1.1	4,422	8.3
Consumer	7,004	3.6	2,951	5.5
Deposit account overdrafts	1,342	0.7	1,387	2.6
Total allowance for credit losses - loans	$185,109	94.6	$52,429	98.4
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$8,725	4.4	$235	0.4
Commercial real estate - improved property	—	0.0	22	0.0
Commercial and industrial	1,440	0.7	311	0.6
Residential real estate	594	0.3	15	0.0
Home equity	67	0.0	250	0.5
Consumer	3	0.0	41	0.1
Total allowance for credit losses - loan commitments	10,829	5.4	874	1.6
Total allowance for credit losses - loans and loan commitments	$195,938	100.0	$53,303	100.0

Although the allowance for credit losses is allocated as described in Table 16, the total allowance is available to absorb actual losses in any category of the loan portfolio.  However, differences between management’s estimation of probable losses and actual incurred losses in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category.  Management believes the allowance for credit losses is appropriate to absorb expected losses at September 30, 2020.

DEPOSITS

TABLE 17. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Deposits
Non-interest bearing demand	$4,073,305	$3,178,270	$895,035	28.2
Interest bearing demand	2,633,601	2,316,855	316,746	13.7
Money market	1,619,410	1,518,314	101,096	6.7
Savings deposits	2,167,597	1,934,647	232,950	12.0
Certificates of deposit	1,707,512	2,055,920	(348,408)	(16.9)
Total deposits	$12,201,425	$11,004,006	$1,197,419	10.9

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 235 financial centers.  The FDIC insures deposits up to $250,000 per account. The CARES Act provided the authorization to the FDIC to allow for a temporary increase in the insured limit through December 31, 2020, which has not yet been adopted.

Total deposits increased by $1.2 billion or 10.9% during the first nine months of 2020.  Non-interest bearing demand deposits, interest bearing demand deposits, savings deposits, and money market deposits increased 28.2%, 13.7%, 12.0% and 6.7%, respectively. The growth in transaction-based accounts is primarily attributable to the OLBK acquisition, marketing, customer incentives, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. The transaction-based accounts increased towards the end of the first quarter and into the second quarter from the CARES Act individual and family payments, as well as deposits from small businesses obtaining loans from the PPP program along with higher savings rates and lower overall consumer spending. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through Wesbanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $375.6 million at September 30, 2020 compared to $232.2 million at December 31, 2019.

Certificates of deposit decreased $348.4 million due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco.  The decline was also impacted by customer run-off of higher cost certificates of deposit from the OLBK acquisition and customer preference for other account types in the current lower interest rate environment. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $46.5 million in outstanding balances at September 30, 2020, of which $3.0 million represented one-way buys, compared to $73.3 million in total outstanding balances at December 31, 2019, of which $11.8 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $404.7 million at September 30, 2020 compared to $524.2 million at December 31, 2019. Certificates of deposit of $100,000 or more were approximately $900.4 million at September 30, 2020 compared to $1.2 billion at December 31, 2019.  Certificates of deposit totaling approximately $1.1 billion at September 30, 2020 with a cost of 1.03% are scheduled to mature within the next 12 months.  Wesbanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits.  From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 18. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
Federal Home Loan Bank Borrowings	$794,621	$1,415,615	$(620,994)	(43.9)
Other short-term borrowings	381,909	282,362	99,547	35.3
Subordinated debt and junior subordinated debt	192,150	199,869	(7,719)	(3.9)
Total	$1,368,680	$1,897,846	$(529,166)	(27.9)

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. During the first nine months of 2020, FHLB borrowings decreased $621.0 million, as $1.1 billion in maturities and other principal pay downs offset $475.0 million in new advances. The average cost during the first nine months of 2020 of maturing and paid-off FHLB borrowings was 1.99%, compared to the average cost of 1.38% for new FHLB advances during the period.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $381.9 million at September 30, 2020 compared to $282.4 million at December 31, 2019.  The increase is primarily due to a $61.3 million increase in overnight sweep checking accounts, coupled with a $45.8 million increase in callable repurchase agreements, which were partially offset by a $7.5 million decrease in federal funds purchased.

Subordinated debt and junior subordinated debt were $192.2 million at September 30, 2020 compared to $199.9 million at December 31, 2019. The decrease is primarily a result of the redemption of $6.7 million in junior subordinated debt during the first six months of 2020, assumed in the Old Line acquisition.

Wesbanco renewed a revolving line of credit in August 2020, which is a senior obligation of the parent company, with another financial institution.  This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either September 30, 2020 or December 31, 2019.

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

During the first quarter of 2020, Wesbanco extended its contract with its existing core service provider for an additional seven years, which includes upgraded and enhanced technological services. The new contract also includes additional products and services, which were previously obtained from various other third-party service providers. It is currently anticipated that such core services will begin to be converted later this year, through next summer, and that any one-time charges from various contract terminations will be accounted for as of the date of the termination of any such associated contract. In addition to upgrading and enhancing the Company’s technology, reflecting the current operating environment and increased utilization of digital services, Wesbanco announced, on August 27, 2020, a plan to accelerate its financial center optimization strategy.  This plan consolidates a total of 25 existing locations and converts two others to drive-up only locations across Indiana, Kentucky, Ohio, Pennsylvania, and West Virginia.  One location closed during the last week of September, two others are slated for closure during the fourth quarter of 2020, and the remainder will close on or about January 22, 2021.  Cost savings of approximately $6.0 to $6.5 million are expected to be phased-in during the first half of 2021.  During the next few quarters, including the third quarter of 2020, Wesbanco anticipates incurring total charges of approximately $3.5 to $4.0 million due to the disposition of assets, lease terminations, severance and other costs associated with the closures, of which $3.0 million was incurred during the third quarter of 2020.  Staff at the locations being consolidated will be given the opportunity to fill certain open positions at other nearby financial centers.

CAPITAL RESOURCES

Shareholders' equity increased $139.0 million or 5.4% from $2.6 billion at December 31, 2019.  During the third quarter, Wesbanco issued 6.0 million depositary shares, each representing 1/40th interest in a share of Wesbanco’s 6.75% fixed rate reset non-cumulative perpetual Series A preferred stock with a liquidation preference of $1,000 per share in a registered public offering to both retail and institutional investors. Net proceeds from the transaction after underwriting discounts and offering costs were approximately $144.5 million and are available to support Wesbanco’s obligations including payments related to outstanding indebtedness, to support the capital needs of the company and the bank, and for other general corporate purposes. Additionally, shareholders’ equity was positively impacted by net income during the current nine-month period of $69.2 million and a $37.1 million other comprehensive income gain. Such factors were partially offset by the retained earnings effect of the January 1, 2020 CECL adoption totaling $26.6 million, the repurchase of common shares and restricted stock vesting activity totaling $25.3 million, and the declaration of common shareholder dividends totaling $64.4 million for the nine months ended September 30, 2020. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.32 per share in February, representing a 3.2% increase over the prior quarterly rate, and a cumulative 129% increase since 2010.

Wesbanco purchased in the first quarter 786,010 shares of its common stock on the open market at a total cost of $25.0 million, or $31.77 per share under the current share repurchase plans, before suspending the share buyback program in early March, in an abundance of caution related to the growing COVID-19 pandemic. At September 30, 2020, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,704,457 shares.

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

On May 26, 2020, Wesbanco granted 142,600 stock options to selected officers at an exercise price of $21.55. These options are service-based and vest 50% at December 31, 2020 and 50% at December 31, 2021. On the same date, Wesbanco also issued 169,291 shares of time-based restricted stock to selected officers and 30,298 shares of performance-based restricted stock to selected officers. The time-based restricted shares are service-based and cliff-vest 36 months from the date of grant. The performance-based restricted shares have a three-year performance period, beginning on January 1, 2021, based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of peer financial institutions.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios.  At September 30, 2020, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of September 30, 2020, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $246.5 million from the Bank.  Wesbanco expects to continue to improve its consolidated and Bank capital ratios as necessary over time, to fund organic growth and acquisitions, primarily from retaining a majority of its earnings.  The tier 1 leverage ratio decreased from December 31, 2019 to September 30, 2020 due to the full impact of OLBK’s acquired assets in 2020 due to the calculations’ use of average assets and period end capital, which impacted the fourth quarter 2019 ratios as the OLBK acquisition closed in mid-quarter. The tier 1 leverage ratio was further impacted by the PPP loans originated in the second and third quarters of 2020, affecting total assets.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. Regulatory capital levels without the capital benefit at September 30, 2020 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized” as the capital benefit approximated 30 to 50 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			September 30, 2020			December 31, 2019
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,583,755	10.18%	$622,018	$1,441,738	11.30%	$510,306
Common equity Tier 1	4.50%	6.50%	1,439,226	12.99%	498,631	1,441,738	12.89%	503,486
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,583,755	14.29%	664,841	1,441,738	12.89%	671,314
Total capital to risk-weighted assets	8.00%	10.00%	1,903,312	17.18%	886,455	1,691,764	15.12%	895,086
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,478,498	9.52%	$621,284	$1,419,968	11.12%	$510,591
Common equity Tier 1	4.50%	6.50%	1,478,498	13.09%	507,908	1,419,968	12.74%	501,713
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,478,498	13.09%	677,211	1,419,968	12.74%	668,951
Total capital to risk-weighted assets	8.00%	10.00%	1,633,056	14.47%	902,948	1,498,494	13.44%	891,935

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands.  The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 65.3% at September 30, 2020 and deposit balances funded 73.7% of assets.

The following table lists the sources of liquidity from assets at September 30, 2020 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$760,266
Securities with a maturity date within the next year and callable securities	276,803
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	713,406
Loans held for sale	134,151
Accruing loans scheduled to mature	1,228,468
Normal loan repayments	1,940,633
Total sources of liquidity expected within the next year	$5,053,727

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $12.2 billion at September 30, 2020. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.1 billion at September 30, 2020, which includes jumbo regular certificates of deposit totaling $550.8 million with a weighted-average cost of 1.23%, and jumbo CDARS® deposits of $35.9 million with a weighted-average cost of 0.78%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $3.5 billion and $3.2 billion at September 30, 2020 and December 31, 2019, respectively.  The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation.  Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At September 30, 2020, the Bank had unpledged available-for-sale securities with an amortized cost of $262.5 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings.  Available liquidity through the sale of investment securities is currently limited, as only approximately 13.6% of the available-for-sale portfolio is unpledged, due to the pledging agreements that Wesbanco has with their public deposit customers.  Public deposit balances have increased significantly through the several acquisitions made since 2015, to a total of $1.4 billion at September 30, 2020.  Wesbanco’s held-to-maturity portfolio currently contains $537.6 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio.  If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. At September 30, 2020, Wesbanco had a BIC line of credit totaling $196.5 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at September 30, 2020, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $381.9 million at September 30, 2020 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased.  There has been an increase of $28.0 million in the average deposit balances of overnight sweep checking accounts during the first nine months of 2020, primarily from the OLBK acquisition.  The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $247.0 million in cash and investments on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at September 30, 2020.  Wesbanco is in compliance with all applicable loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2020, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $246.5 million from the Bank.  Management believes these are appropriate levels of cash for the parent company given the current environment.  Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $3.3 billion at September 30, 2020 and December 31, 2019, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 11, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model.  Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 10% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period.  The table below indicates Wesbanco’s interest rate sensitivity at September 30, 2020 and December 31, 2019, assuming the above-noted interest rate increases, as compared to a base model.  In the current interest rate environment, particularly for short-term rates, the 100 – 300 basis points decreasing changes for September 30, 2020 and the 200 – 300 basis points decreasing changes for December 31, 2019 are not shown due to the unrealistic and/or negative yield nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2020	December 31, 2019	Guidelines
+300	12.1%	5.6%	(15.0%)
+200	8.4%	3.9%	(10.0%)
+100	4.6%	2.2%	(7.5%)
-100	N/A	(4.2%)	(7.5%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios.  Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates.  The following table presents these results and Wesbanco’s policy limits as of September 30, 2020 and December 31, 2019. Changes in EVE sensitivity since year-end 2019 relate to the significant decrease in market interest rates, particularly in the latter half of the first quarter of 2020, and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	September 30, 2020	December 31, 2019	Guidelines
+300	8.7%	2.6%	(30.0%)
+200	8.3%	3.4%	(20.0%)
+100	6.4%	4.1%	(10.0%)
-100	N/A	(5.4%)	(10.0%)

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland and various correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, offset mismatches in various asset maturities and manage liquidity.  CDARS® and ICS® deposits also may be utilized for similar purposes for certain customers seeking higher-yielding instruments or maintaining deposit levels below FDIC insurance limits. Significant balance sheet strategies to assist in managing the net interest margin in the current interest rate environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable features;
•	selling a high percentage of longer-term residential mortgage loan production into the secondary market;
•	growing demand deposit account types to increase the relative portion of these account types to total deposits;
•	employing back-to-back loan swaps for certain commercial loan customers desiring a term fixed rate loan equivalent, with the Bank receiving a variable rate;
•	adjusting terms for FHLB short-term maturing borrowings to balance asset/liability mismatches; or paying them off with excess liquidity
•	using CDARS® and ICS® deposit programs to manage funding needs and overall liability mix, and
•	adjusting the size, mix or duration of the investment portfolio as part of liquidity and balance sheet management strategies.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in Wesbanco’s internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, Wesbanco’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Wesbanco is involved in various lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business.  While any litigation contains an element of uncertainty, Wesbanco does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

ITEM 1A. RISK FACTORS

In light of recent developments relating to COVID-19, and as previously disclosed in its Quarterly Reports on Form 10-Q filed with the SEC on May 8, 2020 and July 29, 2020, Wesbanco is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 28, 2020 (“Annual Report”). The following risk factors should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K.  Any of the risks described in our Annual Report on Form 10-K, as well as any of the risks described below, could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also adversely impact our business or financial results.  Moreover, the effects of the COVID-19 pandemic may heighten many of the other risk factors in our Annual Report and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K including, but not limited to, risks of credit deterioration, interest rate changes, rating agency actions, governmental actions, market volatility, theft, fraud, security breaches and technology interruptions. Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to between 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2020, Wesbanco had two active stock repurchase plans. The first active plan was approved by the Board of Directors on approved October 22, 2015 for 1.0 million shares, and the second active plan was approved by the Board of Directors on December 19, 2019 for 1.7 million shares. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time.

Repurchases in the first quarter included open market purchases and those for the KSOP and dividend reinvestment plans. Wesbanco has suspended continuing open market purchases while it assesses the economic impact of the pandemic.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2020				1,707,651

July 1, 2020 to July 31, 2020
Open market repurchases	—	—	—	1,707,651
Other repurchases (2)	—	—	—	1,707,651
Other transactions (1)	34,720	$20.37	N/A	N/A

August 1, 2020 to August 31, 2020
Open market repurchases	—	—	—	1,707,651
Other repurchases (2)	—	—	—	1,707,651
Other transactions (1)	533	$22.33	N/A	N/A

September 1, 2020 to September 30, 2020
Open market repurchases	—	—	—	1,707,651
Other repurchases (2)	3,194	$22.01	3,194	1,704,457
Other transactions (1)	123	22.76	N/A	N/A
Third Quarter 2020
Open market repurchases	—	—	—	1,707,651
Other repurchases (2)	3,194	$22.01	3,194	1,704,457
Other transactions (1)	35,376	20.41	N/A	N/A
Total	38,570	$20.54	3,194	1,704,457

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.
(2)	Consists of accumulated fractional shares transferred to treasury stock.

N/A – Not applicable

ITEM 6. EXHIBITS

3.1

Amended and Restated Articles of Incorporation of Wesbanco, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K filed by WesBanco, Inc. with the Securities and Exchange Commission on August 11, 2020).

4.1

Deposit Agreement, dated August 11, 2020, by and among the Company, Computershare Inc. and Computershare Trust Company, N.A. acting jointly as the depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of Form 8-K filed by Wesbanco, Inc. with the Securities and Exchange Commission on August 11, 2020).

4.2

Specimen of Certificate representing the Series A Preferred Stock (incorporated herein by reference to Exhibit 4.2 of Form 8-K filed by Wesbanco, Inc. with the Securities and Exchange Commission on August 11, 2020).

4.3	Form of Depositary Receipt (included in Exhibit 4.1 hereto).

10.1

Amendment to Loan Documents between Wesbanco, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of Form 8-K filed by Wesbanco, Inc. with the Securities and Exchange Commission on August 28, 2020).

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

WESBANCO, INC.

Date: October 30, 2020	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2020	/s/ Robert H. Young
Robert H. Young
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)