Form 10-K
period 2020-12-31
WESBANCO INC
filed 2021-02-26
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2020, determined using a per share closing price on that date of $20.31, was $1,299,795,869.

As of February 17, 2021, there were 67,258,727 shares of Wesbanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Wesbanco, Inc.’s definitive proxy statement which will be filed by April 30, 2021 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2021 are incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2020, Wesbanco operated one commercial bank: Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”). The Bank has 233 branches and 226 ATM machines located in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. Total assets of Wesbanco as of December 31, 2020 approximated $16.4 billion. Wesbanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment is approximately $5.0 billion as of December 31, 2020. These assets are held by Wesbanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

On November 22, 2019, Wesbanco completed the acquisition of Old Line Bancshares, Inc. (“OLBK”), a bank holding company headquartered in Bowie, Maryland, with approximately $3.0 billion in assets excluding goodwill, $2.4 billion in total deposits, and $2.5 billion in total loans, and 37 branches in Maryland. The transaction expanded Wesbanco’s franchise into Maryland by adding four new Metropolitan Statistical Areas in the Washington D.C. area, Baltimore, Maryland area, Lexington Park, Maryland area and Frederick – Gaithersburg – Rockville, Maryland area.

Wesbanco also offers additional services through its non-banking subsidiaries:

Wesbanco Insurance Services, Inc. (“Wesbanco Insurance”) is a multi-line insurance agency specializing in property, casualty, life and title insurance, with benefit plan sales and administration for personal and commercial clients.

Wesbanco Securities, Inc. (“Wesbanco Securities”) is a full service broker-dealer, which also offers discount brokerage services.

Wesbanco Asset Management, Inc., holds certain investment securities and loans in a Delaware-based subsidiary.

Wesbanco Properties, Inc. holds certain commercial real estate properties. The commercial property is leased to Wesbanco Bank and to certain non-related third parties.

Kentuckiana Real Estate Holdings, LLC, and Southern Indiana Real Estate Holdings, LLC, are Indiana and Kentucky-based limited liability corporations that hold certain real estate properties in those markets. In addition, FAH, LLC, WSB Realty, LLC and Flagship Acquisitions Trust, which were acquired from OLBK and are Maryland limited liability corporations, hold certain real estate properties located in the Maryland area. Each of these entities is a wholly owned subsidiary of Wesbanco Bank.

CBIN Insurance Inc. is a captive insurance company, which issues policies to Wesbanco’s banking subsidiaries for certain risks that are not covered by the Company’s commercial insurances policies purchased from third-party carriers.

Wesbanco has eleven capital trusts, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to Wesbanco. For more information regarding Wesbanco’s issuance of Trust Preferred Securities, please refer to Note 11, “Subordinated Debt and Junior Subordinated Debt” in the Consolidated Financial Statements.

AMSCO, Inc. (“AMSCO”) is a wholly-owned subsidiary of Wesbanco Bank, which formerly engaged in the management of certain real estate development and construction of 1-4 family residential units. It is in the process of winding up its business activities and will be dissolved.

Wesbanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds.” The fund family is comprised of the WesMark Growth Fund, the WesMark Balanced Fund, the WesMark Small Company Growth Fund, the WesMark Government Bond Fund, the WesMark West Virginia Municipal Bond Fund, and the WesMark Tactical Opportunity Fund.

As of December 31, 2020, none of Wesbanco’s subsidiaries were engaged in any operations in foreign countries, and only one had any transactions with customers in foreign countries. The Bank also provides letters of credit internationally for certain domestic customers and provides international wire services through a third-party correspondent bank.

WEBSITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of Wesbanco’s electronic filings for 2020 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on Wesbanco’s website, www.wesbanco.com, through the “Investors” link as soon as reasonably practicable after Wesbanco files such material with, or furnishes it to, the SEC. Wesbanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2020, Wesbanco will provide, without charge, a printed copy of this 2020 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: John Iannone, Wesbanco, Inc., 1 Bank Plaza, Wheeling, West Virginia 26003 (304) 905-7021.

HUMAN CAPITAL RESOURCES

At December 31, 2020, we employed 2,612 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was over 10 years while the average tenure of our executive officers was over 19 years. None of our employees are represented by collective bargaining agreements. We believe our relations with our employees is very good.  The safety and care of our employees and their families as well as their communities is paramount for us.

Of our total employees, 9% or 235 were minorities with 88 of those officers or 8.1%.  Of our total officers of 1,087, 590 or 54.3% were women.  Our turnover rate for 2020 was 18.54%, notwithstanding the completion of a data conversion of a recently acquired bank.  Our turnover rate for officers was just 3.52% for 2020.

Our corporate culture has been established by senior management and overseen by our board of directors.  Built upon our ‘Better Banking Pledge’ and our ‘Service & Support Pledge’, our culture, which is both customer and employee-centric, is focused on growing long-term relationships by pledging to serve all personal and business customer needs efficiently and effectively while treating our employees with dignity and respect.

Wesbanco has been a leader in its communities for over 150 years, and we want to continue to take a leadership role by noting our stance for equality.  We are a group of diverse backgrounds and ethnicities, and share the same values of dignity and respect for our co-workers, customers, and fellow community members.  We have been able to enhance our diversification through the retention of many of the employees we have acquired through our acquisition strategy who bring a strong skill set and a diverse background.

Wesbanco believes in open, honest discussion. In addition to our Women’s Symposium, which has been held for over 4 years, we have added a Diversity and Inclusion Forum as an added resource and a positive catalyst for how we conduct business. These inclusive programs focus on facilitating educational opportunities, sharing experiences, networking with management, and partnering with mentors. The goal is to ignite and support a passion for our employees to find both personal and professional success.  Both initiatives include board, management and staff participants.

In addition we have engaged in leadership training through senior and middle management supervisors.  We annually assess talent through a specific Talent Development Program to identify, promote and build development plans among multiple levels of management.  These efforts have resulted in Wesbanco being designated as one of the best workplaces in several markets, including Columbus and Western Pennsylvania.

Our hope is that this not only helps us evolve and grow as a company but that it also spreads to all of our other community efforts.  In fact, during the past year alone, Wesbanco has made approximately $1 million of philanthropic donations in support of our communities; in addition to the $0.5 million of pandemic-related grants we distributed to non-profit organizations across our footprint. Further, our employees are equally generous, as they have volunteered more than 11,000 hours of personal time across a number of community development services.

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

SUPERVISION AND REGULATION

As a bank holding company and a financial holding company under federal law, Wesbanco is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries.  Since Wesbanco is both a bank holding company and a financial holding company, Wesbanco can offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related to banking, securities underwriting, insurance (both underwriting and agency) and merchant banking. Wesbanco is now subject to additional supervision from the Federal Reserve Board and its primary banking regulators due to its exceeding the $10 billion asset threshold and seeks to ensure that sufficient resources are allocated to safety and soundness compliance with applicable laws, such as the Bank Secrecy Act (“BSA”), anti-money laundering (“AML”) regulations, and the Community Reinvestment Act (“CRA”), among others, and risk management and internal audit, among other functions, so that the enhanced requirements of the Federal Reserve Board and its primary banking regulators are met.

As indicated above, Wesbanco presently operates one bank subsidiary, Wesbanco Bank, which is a West Virginia-chartered banking corporation which is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), the West Virginia Division of Financial Institutions (“WVDIF”), and the Consumer Financial Protection Bureau (“CFPB”) because its assets exceed $10 billion. The deposits of Wesbanco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. Wesbanco’s non-bank subsidiaries are subject to examination and supervision by the Federal Reserve Board and specifically, the Federal Reserve Bank of Cleveland, Ohio (“Federal Reserve”) and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC, the Financial Institution Regulatory Authority, Inc. (“FINRA”), the Municipal Securities Rulemaking Board and the Securities Investors Protection Corporation (“SIPC”). Wesbanco Bank maintains one designated financial subsidiary, Wesbanco Insurance, which, as indicated above, is a multi-line insurance agency specializing in property, casualty, life and title insurance, with benefit plan sales and administration for personal and commercial clients. As a result of exceeding the $10 billion asset threshold, Wesbanco Bank is now subject to enhanced prudential supervision from both the FDIC and WVDIF as part of their large bank supervision program.

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

HOLDING COMPANY REGULATIONS

As indicated in “Item 1. Business-General”, Wesbanco has one state-chartered bank subsidiary, Wesbanco Bank, as well as non-bank subsidiaries. The subsidiary bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary bank with the parent and any non-bank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary bank. “Covered transactions” include loans or extensions of credit to an affiliate (including repurchase agreements), purchases of or investments in securities issued by an affiliate, purchases of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, certain transactions that involve borrowing or lending securities, and certain derivative transactions with an affiliate. Such covered transactions between the subsidiary bank and any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary bank’s capital and surplus. Furthermore, such loans or extensions of credit, guarantees, acceptances and letters of credit, and any credit exposure resulting from securities borrowing or lending transactions or derivatives transactions, are required to be secured by collateral at all times in amounts specified by law. In addition, all covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to Wesbanco’s shareholders. For the year ended December 31, 2020, Wesbanco declared cash dividends to its preferred and common shareholders of approximately $88.5 million.

As of December 31, 2020, Wesbanco Bank was “well capitalized” under the definition in Section 324.403 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 324.403 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. Effective January 1, 2016, Wesbanco Bank and Wesbanco became subject to “capital conservation buffer” rules, phased in over a four year period which ended in 2019, which requires Wesbanco and Wesbanco Bank to have capital levels above the regulatory minimums to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

All financial institutions are subject to the prompt corrective action provisions set forth in Section 38 of the Federal Deposit Insurance Act (the “FDI Act”) and the provisions set forth in Section 308.201 of the FDIC Regulations. Immediately upon a state non-member bank receiving notice, or being deemed to have notice, that the bank is undercapitalized, significantly undercapitalized, or critically undercapitalized, as defined in Section 324.403 of the FDIC Regulations, the bank is precluded from being able to pay dividends to its shareholders based upon the requirements in Section 38(d) of the FDI Act, 12 U.S.C. § 1831o(d).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2020, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $306.3 million from Wesbanco Bank. Additional information regarding dividend restrictions is set forth in Note 22, “Regulatory Matters,” in the Consolidated Financial Statements.

On February 24, 2009, the Federal Reserve Division of Banking Supervision and Regulation issued Supervisory Letter SR 09-4, “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies,” providing direction to bank holding companies on the payment of dividends, capital repurchases and capital redemptions. Although the letter largely reiterates longstanding Federal Reserve supervisory policies, it emphasizes the need for a bank holding company to review various factors when considering the declaration of a dividend or taking action that would reduce regulatory capital provided by outstanding financial instruments. These factors include the potential need to increase loan loss reserves, write down assets and reflect declines in asset values in equity. In addition, the bank holding company should consider its past and anticipated future earnings, the dividend payout ratio in relation to earnings, and adequacy of regulatory capital before any action is taken. The consideration of capital adequacy should include a review of all known factors that may affect capital in the future. On July 24, 2020, Attachment C was added to SR 09-4 to provide greater clarity regarding the situations in which holding companies may expect an expedited consultation under the process described in SR 09-4. A holding company must (1) have net income available over the past year sufficient to fully fund dividends, (2) is not considering stock repurchases or redemptions in the current quarter, (3) does not have any concentrations in commercial real estate lending that exceed supervisory thresholds, and (4) is in good supervisory condition, to receive this expedited consultation.

In certain circumstances, defined by regulation relating to levels of earnings and capital, advance notification to, and in some circumstances, approval by the regulator could be required to declare a dividend or repurchase or redeem capital instruments.

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. In 2020, Wesbanco Bank paid or accrued deposit insurance premiums of $6.7 million, compared to $2.1 million and $3.0 million in 2019 and 2018, respectively. The decrease in 2019’s premiums was due to the recognition of Wesbanco Bank’s small bank assessment credit of $3.4 million, of which a small portion of the credit was acquired in the OLBK acquisition.  This credit was applied to the second and third quarter 2019 FDIC insurance invoices, offsetting them in full, as well as a portion of the fourth quarter 2019 invoice that was paid in 2020. Beginning in 2019, Wesbanco Bank is considered to be a large bank for the purposes of the premium calculation because its total assets exceed $10 billion, and it is therefore subject to more continuous oversight by the FDIC.  Large banks are subject to a more complex insurance premium calculation with additional loan-related and other risk factors involved which leads to an overall higher rate as compared to that of smaller banks.

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

As of December 31, 2020, Wesbanco’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 13.40%, 14.72%, and 17.58%, respectively. Wesbanco made a timely permanent election to exclude accumulated other comprehensive income from regulatory capital. As of December 31, 2020, Wesbanco Bank’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 14.04%, 14.04% and 15.40%, all in excess of the minimum requirements. Neither Wesbanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2020, Wesbanco’s leverage ratio was 10.51% and the Bank’s leverage ratio was 10.00%.

As of December 31, 2020, Wesbanco had $192.3 million in subordinated and junior subordinated debt on its Consolidated Balance Sheets, which includes $132.2 million of junior subordinated debt. For regulatory purposes, Trust Preferred Securities totaling $130.0 million underlying such junior subordinated debt were included in Tier 2 capital as of December 31, 2020, in accordance with regulatory reporting requirements. In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, permits bank holding companies with consolidated assets of less than $15 billion, which Wesbanco was through September 30, 2019, to continue counting existing trust preferred securities as Tier 1 capital until they mature. The final Basel III capital rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions of less than $15 billion in size, subject to a 25% limit of Tier 1 capital. The amount of trust preferred securities and certain other elements in excess of the 25% limit may be included in Tier 2 capital, subject to restrictions. As of December 31, 2020, Wesbanco’s total assets had increased beyond $15 billion due to its merger with OLBK; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits. For more information regarding trust preferred securities, please refer to Note 11, “Subordinated and Junior Subordinated Debt” in the Consolidated Financial Statements.

The risk-based capital standards of the Federal Reserve and the FDIC specify that evaluations by the banking agencies of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. These banking agencies have issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a common equity Tier 1 ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio or common equity Tier 1 ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2020, as noted above in “Capital Requirements,” Wesbanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

DODD-FRANK ACT

The Dodd-Frank Act, enacted on July 21, 2010, and the rules implementing its provisions have resulted in numerous and wide-ranging reforms to the structure of the U.S. financial system. This includes, among other things, rules to promote financial stability and prevent or mitigate the risks that may arise from the material distress or failure of a large bank holding company; enhance consumer protections; prohibit proprietary trading; and implement enhanced prudential requirements for large bank holding companies regarding risk-based capital and leverage, risk and liquidity management, stress testing, and recovery and resolution planning. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, have affected, and management expects will continue to affect, most of Wesbanco’s businesses in some way, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital or liquidity.

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

An interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. This interim final rule was effective April 1, 2014 and did not have a material impact on Wesbanco for the year ended December 31, 2020.

The Federal Reserve Board revised the Volcker Rule, issuing a final rule in November 2019. Under the new rule, banking entities with gross consolidated trading assets and liabilities between $1 billion and $20 billion will be subject to a simplified compliance program because they will be considered to have “moderate” trading assets. The new rule was effective January 1, 2020; however, Wesbanco is not subject to the moderate trading compliance program because we have gross consolidated trading assets and liabilities below $1 billion.

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

THE CORONAVIRUS AID, RELIEF AND ECONOMIC SECURITY (“CARES”) ACT

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19.  Building upon the provisions of the CARES Act, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“Economic Aid Act”) was signed into law on December 27, 2020.  The Economic Aid Act was drafted in response to the continuing effects of the pandemic on the economy and provided for extensions and amendments to many features of the CARES Act. In the future, it is possible that Congress will enact additional COVID-19 response legislation, including further amendments to the CARES or the Economic Aid Act or other new bills comparable in scope to these Acts. The Company continues to assess the impact of these Acts and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

 The CARES Act amends the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (“PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020.  The passage of the Economic Aid Act further reauthorized lending, providing for a new pool of available funds under the PPP loan program through March 31, 2021, and among other things, modified the provisions related to making PPP loans and the forgiveness of such loans.  The Second Draw PPP loan program provides additional assistance to borrowers who previously received a SBA PPP loan under the CARES Act provisions, subject to certain conditions. As a participating lender in the PPP loan program, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

 The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019.  The Economic Aid act further extends the relief granted by the CARES Act for TDRs by one year to December 31, 2021. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications. See Note 1 and Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about the COVID-19-related loan modifications completed by the company.

  The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic.  The passage of the Economic Aid Act in December terminated the MSLP as of January 8, 2021 and no new loan applications could be submitted after December 31, 2020.

 Concurrent with the enactment of the CARES Act, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”).  Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition.  Please see Note 22, “Regulatory Matters” for more information.

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

The Dodd-Frank Act also directed the CFPB to integrate the mortgage loan disclosures under TILA and RESPA. The CFPB issued new integrated disclosures rules (“TRID”), which became effective October 3, 2015 and have combined the prior good faith estimate and truth in lending disclosure form into a new form, the loan estimate. They have also combined the HUD-1 and final truth in lending disclosure forms into a new form, the closing disclosure. The rule is extremely complex, contains significant uncertainties as to penalties, some of which can be quite material, contains prohibitions against correcting even technical mistakes, creates uncertainty regarding last minute changes in the transaction and has triggered significant ambiguity in compliance. Thus for covered transactions and most closed-end consumer credit transactions secured by real property, the TRID rules have presented significant and ongoing challenges to real estate lenders. The CFPB issued an interpretive rule in April 2020 providing greater flexibility under the TRID rules, which helped ease some of the challenges that real estate lenders like the Bank face.  The rule, however, relates only to the on-going COVID pandemic.

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

Community development and compliance with the Community Reinvestment Act (CRA) are vital and integrated components of the banking business at Wesbanco Bank. Wesbanco is committed to helping our communities thrive and prosper by being a leader in community development.  The foundation of our values is grounded in our belief that the success of our communities is fundamental to the success of our company. Wesbanco has proven to be a leader in the community by providing loans, deposits and other banking services that are responsive to the financial needs of the community. The CRA requires Wesbanco Bank’s primary federal bank regulatory agency, the FDIC, to assess Wesbanco Bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office.  On December 19, 2019, the FDIC assigned a rating of “Outstanding” for the Bank’s community development performance for the period of October 2016 through July 2019.  This is the highest rating awarded by federal regulators and the 2019 exam represented the Bank’s seventh consecutive “Outstanding” CRA rating.  The Bank also received  the “America Saves Designation of Savings Excellence for Banks,” a designation from America Saves that recognizes banks that went above and beyond to encourage people to save money during America Saves Week 2020. Wesbanco has been an active participant in America Saves Week since its inception in 2007 and this was Wesbanco’s fifth consecutive designation for savings excellence.

To achieve this level of success, in addition to providing a wide variety of conventional loan and deposit products, the Bank partners with a number of governmental and non-profit agencies to provide special programs to assist customers, especially low- and moderate-income customers, achieve their financial goals. For example, Wesbanco Bank leverages its membership in the Federal Home Loan Bank to sponsor Affordable Housing Program grant applications for non-profit organizations and developers of affordable housing, assistance through the First Front Door down payment program, Banking on Business loans for small businesses that may not be approved for conventional bank financing, and loans through the Community Lending Program.  Additionally, Wesbanco has developed its own loan and deposit products to provide financing and savings options with innovative and flexible terms to meet identified needs.  Wesbanco has also been a leader in providing community development lending within its CRA assessment areas.  In the past five years, the Bank originated over $1 billion dollars in community development loans, returning credit and capital to communities throughout our footprint.  At the heart of Wesbanco Bank’s successful community development program is its commitment of time and resources to the communities it serves. Employees provide thousands of hours of technical assistance or financial education to organizations and agencies that promote community development and Wesbanco has deployed hundreds of thousands of dollars in philanthropic donations to worthy organizations serving local communities throughout its footprint.

The three primary banking regulators continue to prioritize CRA modernization in their respective regulatory agendas. Currently, the Federal Reserve Board and the Office of the Comptroller of the Currency have issued separate proposals to or regulations that will amend the CRA, while the FDIC has not.

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

On September 10, 2019, the SEC adopted a new rule, Regulation Best Interest, which establishes a standard of conduct for broker-dealers when they make a recommendation to a retail customer of any securities transaction or investment strategy involving securities.  Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations, and aligns the standard of conduct with retail customers’ reasonable expectations by requiring broker-dealers, among other things, to: act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker-dealer ahead of the interests of the retail customer; and address conflicts of interest by establishing, maintaining, and enforcing policies and procedures reasonably designed to identify and fully and fairly disclose material facts about conflicts of interest, and in instances where we have determined that disclosure is insufficient to reasonably address the conflict, to mitigate or, in certain instances, eliminate the conflict.  The effective date for implementation of the new rule was June 30, 2020.

On December 22, 2020, the SEC adopted a new rule to govern investment adviser advertisements and payments to solicitors.  The rule replaces the current advertising rule’s broadly drawn limitations with principles-based provisions designed to accommodate the continual evolution and interplay of technology and advice, and includes tailored requirements for certain types of advertisements. For example, the rule will require advisers to standardize certain parts of a performance presentation in order to help investors evaluate and compare investment opportunities, and will include tailored requirements for certain types of performance presentations. Advertisements that include third-party ratings will be required to include specific disclosures to prevent them from being misleading. The rule also will permit the use of testimonials and endorsements, which include traditional referral and solicitation activity, subject to certain conditions.

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

RISKS RELATED TO THE ECONOMY AND OTHER EXTERNAL FACTORS, INCLUDING REGULATION

The COVID-19 pandemic is adversely affecting THE OPERATIONS OF us and our customers.

The spread of COVID-19 has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions.  This pandemic has caused many state governments to enact “shelter in place” orders and the institution of social distancing requirements, which have adversely impacted the economy due to the vast restrictions and forced closures of non-essential businesses during the quarantine periods. As a result, many of our customers have been adversely affected by business closures and/or other business restrictions.  Accordingly, COVID-19 may result in a significant decrease in our customer’ business and/or cause our customers to be unable to meet existing payment or other obligations to us.  These adverse impacts on the businesses of our customers could cause a material adverse effect to our business, financial condition, and results of operations.

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank serves both individuals and business customers throughout West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. The substantial majority of Wesbanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of Wesbanco are affected by local and regional economic conditions, as well as national economic conditions. A downturn in these economies could have a negative impact on Wesbanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of Wesbanco’s loan portfolio requiring Wesbanco to charge-off a higher percentage of loans and/or increase its allowance for credit losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by Wesbanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result, the Bank may have to borrow funds at higher rates in order to meet liquidity needs. Lower oil and gas prices have reduced shale gas activity in the region, which somewhat negatively impacted local and regional economic conditions, affecting both commercial and retail customers, resulting in lower deposits and credit deterioration in the loan portfolio. Current prices for oil and gas have decreased over the last few years and new well production has recently decreased due to the volatile nature of these markets, potentially causing a negative impact on Wesbanco’s earnings and financial condition.

MARKET VOLATILITY AND PROLONGED PERIODS OF ECONOMIC STRESS MAY AFFECT WESBANCO’S CAPITAL AND LIQUIDITY.

The COVID-19 pandemic has caused volatility in financial markets and could potentially cause prolonged periods of economic stress. This may result in decreased capital and liquidity. In addition to the potential affects from negative economic conditions noted above, Wesbanco instituted a program to help COVID-19 impacted customers. This program allows for up to a 180 day deferral of loan principal and/or interest payments as long as the customer meets certain requirements. Depending on how many customers apply for this program, Wesbanco’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on our customers, it may adversely affect our business and results of operations more substantially over a longer period of time and additional deferrals may need to be granted on a case-by-case basis. If the economic situation deteriorates, federal and state regulators may also consider taking actions such as suspension of dividends and other capital distributions in order to conserve capital and retain capacity, any of which could adversely impact our business.

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

As of December 31, 2020, Wesbanco had $192.3 million in subordinated and junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets, which includes $132.2 million in junior subordinated debt. For regulatory purposes, Trust Preferred Securities totaling $130.0 million underlying such junior subordinated debt were previously included in Tier 1 capital in accordance with regulatory reporting requirements prior to December 31, 2019. On March 1, 2005, the Federal Reserve Board adopted a rule that retains trust preferred securities in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the rule, the aggregate amount of trust preferred securities and certain other capital elements is limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. The Dodd-Frank Act required the federal banking agencies to develop new consolidated capital requirements applicable to bank holding companies and banks. Rules issued in 2013 generally exclude trust preferred securities from Tier 1 capital beginning in 2015. A grandfather provision permitted bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until maturity. As of December 31, 2019, Wesbanco’s assets were greater than $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits.

In addition, international capital standards known as Basel III, which were implemented by a U.S. federal banking agencies’ joint final rule issued in July 2013, and effective January 1, 2015, further increase the minimum capital requirements applicable to Wesbanco and the Bank, which may negatively impact both entities. The EGRRCPA Act, enacted into law in May 2018, exempts banks with total consolidated assets of less than $10 billion that exceed the community bank leverage ratio from the capital requirements under Basel III. Wesbanco’s assets are in excess of $10 billion, so the exemption is not applicable. Additional information about these changes in capital requirements are described above in “Item 1. Business—Capital Requirements.”

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

The unpredictable nature of events such as severe weather, natural disasters, disease pandemics, acts of war or terrorism, and other adverse external events could have a significant impact on Wesbanco’s ability to conduct business. If any of our financial, accounting, network or other information processing systems fail or have other significant shortcomings due to external events, Wesbanco could be materially adversely affected. Third parties with which Wesbanco does business could also be sources of operational risk to Wesbanco, including the risk that the third parties’ own network and information processing systems could fail. Any of these occurrences could materially diminish Wesbanco’s ability to operate or result in potential liability to customers, reputational damage, and regulatory intervention, any of which could materially adversely affect Wesbanco. Such events could affect the stability of Wesbanco’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair Wesbanco’s liquidity, result in loss of revenue, and/or cause Wesbanco to incur additional expenses. Additional information about disease pandemics is profiled in Item 1A. Risk Factors.

THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS COULD ADVERSELY IMPACT WESBANCO.

Financial service institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Wesbanco has exposure to various industries and counterparties, and Wesbanco routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. As a result, a default by, or potential default by, a financial institution could result in market-wide liquidity problems, losses or other financial institution defaults. Many of these transactions could expose Wesbanco to credit risk in the event of default of our counterparty or client. These losses or defaults could adversely affect our business, financial condition, and results of operations.

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT WESBANCO’S BANKING BUSINESS.

Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond Wesbanco’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Wesbanco Bank’s net interest income can be affected significantly by changes in market interest rates and the shape of the yield curve. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases, as it did in 2020.  The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. On March 3, 2020, the 10-year Treasury yield fell below 1.00% for the first time, and the Federal Reserve reduced the target federal funds rate by 50 basis points to between 1.00% to 1.25%. On March 15, 2020, the Federal Reserve further reduced the target federal funds rate by 100 basis points to between 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020.  These rates have stayed at these lower levels through the remainder of 2020 since the reductions took place in March. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, margins and our profitability. The Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place, Wesbanco cannot be certain that changes in interest rates or the shape of the interest rate yield curve will not negatively impact its results of operations or financial position. Lower interest rates in 2020 caused an increase in fair value of certain lower-rate securities within our investment portfolio of which the unrealized gains were recorded in other comprehensive income.

In the current low rate and relatively flat yield curve environment, Wesbanco’s cost of funds for banking operations may not decrease at the same pace as loan and investment yields. Cost of funds may alternatively increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and borrowings from the Federal Home Loan Bank (FHLB), correspondent banks, and other wholesale borrowing sources. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

INTEREST RATES ON WESBANCO’S OUTSTANDING FINANCIAL INSTRUMENTS MIGHT BE SUBJECT TO CHANGE BASED ON REGULATORY DEVELOPMENTS.

London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to become unavailable, to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The Federal Reserve Board has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred reference rate alternative to LIBOR for loan pricing and hedge accounting purposes. If LIBOR ceases to exist, if the methods of calculating LIBOR change from current methods for any reason or if the proposed replacement rate for LIBOR differs materially from LIBOR, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates. Additionally, the joint agency statement on November 30, 2020 addressing the LIBOR administrator’s announcement to consult on extending the publication of certain U.S. dollar LIBOR (“USD LIBOR”) tenors until June 30, 2023 notes that, even in the event of an extension, the agencies would consider the use of USD LIBOR as a reference rate after December 31, 2021 as a safety and soundness risk and that they would examine bank practices accordingly.

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

Shelter-in-place orders and other COVID-19-related restrictions in any of Wesbanco’s markets of West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, will result in negative economic factors depending on the length of such government restrictions. Negative changes in economic and financial market conditions could result in additional decreases in market value of financial instruments, impairment of goodwill and intangible assets and decreases in interest income. A rise in unemployment from the forced closures of non-essential businesses and other COVID-19-related restrictions, could have a negative impact on our customers’ ability to repay their loans as well as a decrease in the customer deposit base as they use their savings to pay current expenses. This could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, and result in a decline in local loan demand, loan originations and deposit availability. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

A HIGH PERCENTAGE OF WESBANCO’S LOAN PORTFOLIO IS IN WEST VIRGINIA, OHIO, PENNSYLVANIA, KENTUCKY, INDIANA AND MARYLAND AND IN COMMERCIAL AND RESIDENTIAL REAL ESTATE. DETERIORATIONS IN ECONOMIC CONDITIONS IN THIS AREA OR IN THE REAL ESTATE MARKET GENERALLY COULD BE MORE HARMFUL TO THE COMPANY COMPARED TO MORE DIVERSIFIED INSTITUTIONS.

As of December 31, 2020, approximately 16% of Wesbanco’s loan portfolio was comprised of residential real estate loans, and 53% was comprised of commercial real estate loans.

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

The company’s CRE loan portfolio is concentrated in West Virginia, Ohio, Pennsylvania, Kentucky, Indiana and Maryland. There is a wide variety of economic conditions within the local markets of the six states in which most of the company’s CRE loan portfolio is situated. Rates of employment, consumer loan demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas, cities and towns. Metropolitan markets comprise various submarkets where property values and demand can be affected by many factors, such as demographic makeup, geographic features, transportation, recreation, local government, school systems, utility infrastructure, tax burden, building-stock age, zoning and building codes, and available land for development. As a result of the high concentration of the company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market, which could lead to losses, which could have a material adverse effect on the business, financial condition and results of operations of the company.  Furthermore, approximately 13% of Wesbanco’s commercial real estate portfolio is comprised of hotel loans.  In the current pandemic environment, these borrowers have been impacted from low occupancy rates due to the various stay-at-home orders and consumers’ general reluctance to travel across Wesbanco’s footprint.  There is a risk that loan modifications under the CARES Act may not be sufficient for certain loans in order to recover the full principal balance.

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2020, approximately 27% of Wesbanco’s total securities portfolio was invested in municipal bonds. Although Wesbanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which Wesbanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of Wesbanco’s municipal portfolio is comprised of Build America bonds. Due to the government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions (ERP) may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, Wesbanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force Wesbanco to sell a municipal bond at a price where amortized cost may not be recovered. Rising interest rates could also cause the current market values of our municipal bond portfolio to decline as they all have a fixed interest component. Any of the above default risks, early redemption risks and credit risks could cause Wesbanco to take impairment charges, which could be significant, that would negatively impact earnings.

RISKS RELATED TO THE BUSINESS OF BANKING

CUSTOMERS MAY DEFAULT ON THE REPAYMENT OF LOANS, WHICH COULD SIGNIFICANTLY IMPACT RESULTS OF OPERATIONS THROUGH INCREASES IN THE PROVISION AND ALLOWANCE FOR CREDIT LOSSES.

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

For 2020, Wesbanco maintained an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, to provide for expected credit losses in our loan portfolio. Management has evaluated the appropriateness of the allowance for credit losses quarterly based on the loan’s amortized cost basis. The evaluation is based on Wesbanco’s actual loss experience by utilizing the probability of default (“PD”) / loss given default (“LGD”) method in conjunction with macroeconomic forecasts as well as additional qualitative factors.

Wesbanco’s regulatory agencies (FDIC for Wesbanco Bank, Inc. and the Federal Reserve for Wesbanco, Inc.) periodically review the allowance for credit losses. The regulatory agencies’ interpretations may differ from Wesbanco’s interpretations. These differences could negatively impact Wesbanco’s results of operations or financial position.

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

RISKS RELATED TO ESTIMATES AND ASSUMPTIONS

THE CURRENT EXPECTED CREDIT LOSSES (“CECL”) ACCOUNTING STANDARD COULD RESULT IN SIGNIFICANT VOLATILITY OF THE ESTIMATION OF CREDIT LOSSES AND MAY HAVE A MATERIAL IMPACT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

In September 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” which was adopted by Wesbanco as of January 1, 2020 and replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The allowance for credit losses under CECL is calculated utilizing the PD / LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth.  Any changes in the model inputs may create more volatility in the level of our allowance for credit losses. Any material increase in our level of allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses could adversely affect our business, financial condition and results of operations.

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When Wesbanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Wesbanco’s goodwill was approximately $1.1 billion or 40% of stockholders’ equity as of December 31, 2020 and 2019, respectively. Under current accounting standards, if Wesbanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. Wesbanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Wesbanco completed such an impairment analysis in late 2020 and concluded that no impairment charge was necessary for the year ended December 31, 2020.  In addition, due to the pandemic’s effect on the economy in 2020, Wesbanco completed interim valuations of goodwill impairment at each quarter-end, one of which was assisted by a third party valuation firm.  None of the quarterly valuations indicated goodwill impairment. Wesbanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

OPERATIONAL RISKS

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

WESBANCO IS EXPOSED TO OPERATIONAL RISK THAT COULD ADVERSELY IMPACT THE COMPANY.

Wesbanco is exposed to multiple types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, clerical or record-keeping errors and computer or telecommunications systems malfunctions. Wesbanco’s business is dependent on the ability to process a large number of increasingly complex transactions. Wesbanco could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, as a result of either human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

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

LIMITED AVAILABILITY OF BORROWINGS AND LIQUIDITY FROM THE FEDERAL HOME LOAN BANK SYSTEM AND OTHER SOURCES COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank is currently a member bank of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and while it retains certain capital stock from the FHLB of Cincinnati and the FHLB of Indianapolis from prior bank acquisitions, it is no longer considered a member bank of such FHLBs. Membership in this system of quasi-governmental, regional home-loan oriented agency banks allows us to participate in various programs offered by the FHLB. We borrow funds from the FHLB, which are secured by a blanket lien on certain residential and commercial mortgage loans, and if applicable, investment securities with collateral values in excess of the outstanding balances. Future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. The FHLB’s rating assigned to Wesbanco Bank may also negatively impact the amount of term collateral and other conditions imposed by the FHLB upon Wesbanco Bank. Should these situations occur, Wesbanco’s short-term liquidity needs could be negatively impacted. If Wesbanco was restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, Wesbanco may be forced to find alternative funding sources. If Wesbanco is required to rely more heavily on higher cost funding sources, revenues may not increase proportionately to cover these costs, which would adversely affect Wesbanco’s results of operations and financial position.

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

WESBANCO MAY NEED TO RAISE CAPITAL IN THE FUTURE, BUT CAPITAL MAY NOT BE AVAILABLE WHEN NEEDED OR AT ACCEPTABLE TERMS.

Federal and state banking regulators require Wesbanco and its banking subsidiary, Wesbanco Bank, to maintain adequate levels of capital to support its operations. In addition, in the future Wesbanco may need to raise additional capital to support its business or to finance acquisitions, if any, or Wesbanco may otherwise elect to raise additional capital in anticipation of future growth opportunities. Since Wesbanco’s total assets increased above $15 billion due to recent acquisitions, certain trust preferred securities are no longer included in the Tier 1 capital of the risk-based capital guidelines; however, they are counted as Tier 2 capital.

Although Wesbanco successfully raised $150 million of perpetual preferred stock in 2020, Wesbanco’s ability to raise additional Tier 1 or Tier 2 capital for parent company or banking subsidiary needs will depend on conditions at that time in the capital markets, overall economic conditions, Wesbanco’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, Wesbanco will be able to raise additional equity or secured /unsecured debt that may count as Tier 1 or Tier 2 capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.

WESBANCO’S ABILITY TO MITIGATE RISK DEPENDS ON OUR ENTERPRISE RISK MANAGEMENT FRAMEWORK.

Wesbanco has implemented a risk appetite statement and an enterprise risk management framework to identify and manage our risk exposures while maintaining a safe and sound banking organization. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, legal and compliance, liquidity, market, operational, reputational and strategic risks. Included in this framework are three independent lines of defense, which allows Wesbanco to effectively govern and manage risk. If our risk management framework is not effective, Wesbanco could be exposed to unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected.

RISKS RELATED TO THE USE OF TECHNOLOGY

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

FAILURE TO KEEP PACE WITH TECHNOLOGICAL CHANGE COULD ADVERSELY AFFECT WESBANCO’S RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Wesbanco’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Wesbanco’s operations.  Wesbanco may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.  Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect Wesbanco’s growth, revenue, and profit.

LIQUIDITY AND CAPITAL RISKS

WESBANCO HAS OUTSTANDING SECURITIES SENIOR TO OUR COMMON STOCK WHICH COULD LIMIT OUR ABILITY TO PAY DIVIDENDS ON THE COMMON STOCK.

Wesbanco has outstanding Series A Preferred Stock that is senior to our common stock and could adversely affect our ability to declare or pay dividends or distributions on our common stock.  The terms of the preferred stock offering prohibits us from declaring or paying dividends or making distributions on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid, or set aside for payment, on all outstanding shares of Series A Preferred Stock. Whenever dividends on any shares of Series A Preferred Stock have not been declared and paid for the equivalent of six or more dividend payments, whether or not for consecutive dividend periods (a “Nonpayment Event”), the holders of Series A Preferred Stock, voting together as a class with holders of any and all other series of voting preferred stock then outstanding would be entitled to vote for the election of a total of two additional members of our board of directors (the “Preferred Stock Directors”), provided that our board of directors shall at no time include more than two Preferred Stock Directors and that the election of any Preferred Stock Directors shall not cause us to violate the corporate governance requirements of the Nasdaq Stock Market (or any other exchange on which our securities may be listed) including the requirements that listed companies must have a majority of independent directors. In the event that the holders of the Series A Preferred Stock and other holders of voting preferred stock are entitled to vote for the election of the Preferred Stock Directors following a Nonpayment Event, the number of directors on our board of directors shall automatically increase by two, and the new directors shall be elected at a special meeting called at the request of the holders of record of at least 20% of the Series A Preferred Stock or of any other series of voting preferred stock (unless such request is received less than 90 days before the date fixed for the next annual or special meeting of the shareholders, in which event such election shall be held only at such next annual or special meeting of shareholders), and at each subsequent annual meeting. These voting rights will continue until dividends on the shares of Series A Preferred Stock and any such series of voting preferred stock for at least four consecutive dividend periods following the Nonpayment Event shall have been fully paid (or declared and a sum sufficient for the payment of such dividends shall have been set aside for payment).

WESBANCO’S ABILITY TO PAY DIVIDENDS IS LIMITED, AND COMMON STOCK DIVIDENDS MAY HAVE TO BE REDUCED OR ELIMINATED.

Subject to restrictions described in the previous risk factor, holders of shares of Wesbanco’s common stock are entitled to dividends if, when, and as declared by Wesbanco’s Board of Directors out of funds legally available for that purpose. Although the Board of Directors has declared and increased shareholder dividends in the past, the current ability to pay such dividends is largely dependent upon the receipt of dividends from the Bank. Federal and state laws impose restrictions on the ability of the Bank to pay dividends, which restrictions are more fully described in “Item 1. Business—Payment of Dividends.” In general, future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including Wesbanco’s and the Bank’s future earnings, liquidity and capital requirements, regulatory constraints and financial condition.

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

Wesbanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2020, Wesbanco operated 233 banking offices in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, of which 164 were owned and 69 were leased. Wesbanco also operated six loan production offices leased in West Virginia, Ohio, western Pennsylvania and Maryland. These leases expire at various dates through February 2050 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

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

At various building locations, Wesbanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $1.8 million, $1.1 million and $1.3 million in 2020, 2019 and 2018, respectively. For additional disclosures related to Wesbanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

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

Wesbanco’s common stock is quoted on the NASDAQ Global Select Stock Market under the symbol WSBC. The approximate number of record holders of Wesbanco’s $2.0833 par value common stock as of February 17, 2021 was 7,866. The number of holders does not include Wesbanco employees who have purchased stock or had stock allocated to them through Wesbanco’s Employee Stock Ownership and 401(k) plan (the “KSOP”). All Wesbanco employees who meet the eligibility requirements of the KSOP are included in this retirement plan.

As of December 31, 2020, Wesbanco had two active stock repurchase plans. There is a 1.0 million share plan, which was approved by the Board of Directors on October 22, 2015, and an additional plan with 1.7 million shares available to be repurchased, which was approved on December 19, 2019. Each plan provides for shares to be repurchased for general corporate purposes, which may include as a subsequent resource for potential acquisitions, shareholder dividend reinvestment and/or employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The first plan has 4,457 shares remaining to repurchase, and the second plan has 1,700,000 shares remaining to repurchase.

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

The following table shows the activity in Wesbanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2020				1,704,457
October 1, 2020 to October 31, 2020
Other transactions (1)	65,096	$21.70	N/A	N/A
November 1, 2020 to November 30, 2020
Other transactions (1)	2,765	25.81	N/A	N/A
December 1, 2020 to December 31, 2020
Other transactions (1)	1,463	29.75	N/A	N/A
Fourth Quarter 2020
Other transactions (1)	69,324	22.03	N/A	N/A
Total	69,324	$22.03	—	1,704,457

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.

The following graph shows a comparison of cumulative total shareholder returns for Wesbanco, the Russell 2000 Index and the SNL Mid Cap Bank Index. The total shareholder return assumes a $100 investment in the common stock of Wesbanco and each index since December 31, 2015 with reinvestment of dividends.

Total Return Performance
WesBanco, Inc.
Russell 2000 Index
SNL Mid Cap Bank Index
Index Value
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Wesbanco, Inc.	100.00	147.62	143.17	132.63	141.30	118.37
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
SNL Mid Cap Bank Index	100.00	138.85	139.42	114.02	140.91	127.65

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from Wesbanco’s audited financial statements as of and for the five years ended December 31, 2020. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes included elsewhere in this report. Wesbanco’s acquisitions during the five years ended December 31, 2020 include OLBK on November 22, 2019, Farmers Capital Bank Corporation (“FFKT”) on August 20, 2018, First Sentry Bancshares (“FTSB”) on April 5, 2018 and Your Community Bankshares (“YCB”) on September 9, 2016 and include the results of operations since the date of acquisition.

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2020	2019	2018	2017	2016
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$1.78	$2.83	$2.93	$2.15	$2.16
Earnings per common share—diluted	1.77	2.83	2.92	2.14	2.16
Earnings per common share—diluted, excluding certain items (1)(2)	1.88	3.06	3.21	2.45	2.37
Dividends declared per common share	1.28	1.24	1.16	1.04	0.96
Book value at year end	38.84	38.24	36.24	31.68	30.53
Tangible book value at year end (1)	21.75	21.55	19.63	18.42	17.19
Average common shares outstanding—basic	67,260,796	56,108,084	48,889,041	44,003,208	40,100,320
Average common shares outstanding—diluted	67,310,584	56,214,364	49,022,990	44,075,293	40,127,076
Period end common shares outstanding	67,254,706	67,824,428	54,598,134	44,043,244	43,931,715
Period end preferred shares outstanding	150,000	—	—	—	—
SELECTED BALANCE SHEET INFORMATION
Securities	$2,722,069	$3,257,654	$3,146,800	$2,284,822	$2,316,214
Loans held for sale	168,378	43,013	8,994	20,320	17,315
Net portfolio loans	10,603,406	10,215,556	7,607,333	6,296,157	6,205,762
Total assets	16,425,610	15,720,112	12,458,632	9,816,178	9,790,877
Deposits	12,429,373	11,004,006	8,831,633	7,043,588	7,040,879
Total FHLB and other short-term borrowings	790,953	1,697,977	1,344,696	1,133,008	1,168,322
Subordinated debt and junior subordinated debt	192,291	199,869	189,842	164,327	163,598
Shareholders’ equity	2,756,737	2,593,921	1,978,827	1,395,321	1,341,408
SELECTED RATIOS
Return on average assets	0.73%	1.24%	1.26%	0.96%	0.97%
Return on average assets, excluding certain items (1)(2)	0.77	1.34	1.39	1.09	1.07
Return on average tangible assets (1)	0.85	1.40	1.40	1.05	1.06
Return on average tangible assets, excluding certain items (1)(2)	0.90	1.51	1.53	1.20	1.16
Return on average equity	4.50	7.49	8.68	6.83	7.13
Return on average equity, excluding certain items (1)(2)	4.79	8.11	9.54	7.79	7.83
Return on average tangible equity (1)	8.61	14.01	16.24	12.23	12.73
Return on average tangible equity, excluding certain items (1)(2)	9.47	15.10	17.78	13.90	13.96
Return on average tangible common equity (1)	8.94	14.01	16.24	12.23	12.73
Return on average tangible common equity, excluding certain items (1)(2)	9.47	15.10	17.78	13.90	13.96
Net interest margin (3)	3.37	3.62	3.52	3.44	3.32
Efficiency ratio (1)	56.38	56.68	54.60	56.44	56.69
Average loans to average deposits	91.66	88.59	87.60	89.86	85.79
Allowance for credit losses - loans to total loans	1.72	0.51	0.64	0.71	0.70
Allowance for credit losses - loans to total non-performing loans	455.38	104.14	134.31	104.35	110.76
Non-performing assets to total assets	0.25	0.35	0.35	0.50	0.49
Net loan charge-offs to average loans	0.06	0.09	0.06	0.13	0.12
Average shareholders’ equity to average assets	16.13	16.49	14.54	14.04	13.60

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2020	2019	2018	2017	2016
Tangible equity to tangible assets (1)	10.52%	10.02%	9.28%	8.79%	8.20%
Tangible common equity to tangible assets (1)	9.58	10.02	9.28	8.79	8.20
Tier 1 leverage ratio	10.51	11.30	10.74	10.39	9.81
Tier 1 capital to risk-weighted assets	14.72	12.89	15.09	14.12	13.16
Total capital to risk-weighted assets	17.58	15.12	15.99	15.16	14.18
Common equity tier 1 capital ratio (CET 1)	13.40	12.89	13.14	12.14	11.28
Dividend payout ratio	72.32	43.82	39.73	48.60	44.44
Trust assets at market value (4)	$5,025,565	$4,719,966	$4,269,961	$3,943,519	$3,723,142

(1)	See non-GAAP Measures with this “Item 6. Selected Financial Data” for additional information relating to the calculation of this item.
(2)	Certain items excluded from the calculation consist of after-tax restructuring and merger-related expenses and the net deferred tax asset revaluation.
(3)

Presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% for 2020, 2019 and 2018, and 35% for each prior period presented. Wesbanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(4)	Trust assets are held by the Bank, in fiduciary or agency capacities for its customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
SUMMARY STATEMENTS OF INCOME
Interest and dividend income	$541,277	$484,253	$414,957	$332,424	$286,097
Interest expense	61,797	84,349	67,721	42,129	32,767
Net interest income	479,480	399,904	347,236	290,295	253,330
Provision for credit losses	107,741	11,198	7,764	9,986	8,478
Net interest income after provision for credit losses	371,739	388,706	339,472	280,309	244,852
Non-interest income	128,185	116,716	100,276	88,840	81,499
Non-interest expense	354,845	312,208	265,224	220,860	208,680
Income before provision for income taxes	145,079	193,214	174,524	148,289	117,671
Provision for income taxes	23,035	34,341	31,412	53,807	31,036
Net income	122,044	158,873	143,112	94,482	86,635
Preferred stock dividends	2,644	—	—	—	—
Net income available to common shareholders	$119,400	$158,873	$143,112	$94,482	$86,635
Earnings per common share—basic	$1.78	$2.83	$2.93	$2.15	$2.16
Earnings per common share—diluted	$1.77	$2.83	$2.92	$2.14	$2.16

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

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Tangible common equity to tangible assets:
Total shareholders’ equity	$2,756,737	$2,593,921	$1,978,827	$1,395,321	$1,341,408
Less: goodwill and other intangible assets, net of deferred tax liability	(1,149,161)	(1,132,262)	(906,887)	(583,903)	(586,403)
Tangible equity	1,607,576	1,461,659	1,071,940	811,418	755,005
Less: preferred shareholders' equity	(144,484)	—	—	—	—
Tangible common equity	1,463,092	1,461,659	1,071,940	811,418	755,005
Total assets	16,425,610	15,720,112	12,458,632	9,816,178	9,790,877
Less: goodwill and other intangible assets, net of deferred tax liability	(1,149,161)	(1,132,262)	(906,887)	(583,903)	(586,403)
Tangible assets	$15,276,449	$14,587,850	$11,551,745	$9,232,275	$9,204,474
Tangible equity to tangible assets	10.52%	10.02%	9.28%	8.79%	8.20%
Tangible common equity to tangible assets	9.58%	10.02%	9.28%	8.79%	8.20%

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Tangible book value per share:
Total shareholders’ equity	$2,756,737	$2,593,921	$1,978,827	$1,395,321	$1,341,408
Less: goodwill and other intangible assets, net of deferred tax liability	(1,149,161)	(1,132,262)	(906,887)	(583,903)	(586,403)
Less: preferred shareholders' equity	(144,484)	—	—	—	—
Tangible common equity	1,463,092	1,461,659	1,071,940	811,418	755,005
Common shares outstanding	67,254,706	67,824,428	54,598,134	44,043,244	43,931,715
Tangible book value per share at year end	$21.75	$21.55	$19.63	$18.42	$17.19
Return on average tangible equity:
Net income available to common shareholders	$119,400	$158,873	$143,112	$94,482	$86,635
Add: amortization of intangibles, net of tax	10,595	8,169	5,514	3,211	2,339
Net income available to common shareholders before amortization of intangibles	129,995	167,042	148,626	97,693	88,974
Average total shareholders’ equity	2,651,402	2,119,995	1,648,425	1,383,935	1,215,888
Less: average goodwill and other intangibles, net of deferred tax liability	(1,141,528)	(927,974)	(732,978)	(584,885)	(516,840)
Average tangible equity	$1,509,874	$1,192,021	$915,447	$799,050	$699,048
Return on average tangible equity	8.61%	14.01%	16.24%	12.23%	12.73%
Average tangible common equity	$1,453,363	$1,192,021	$915,447	$799,050	$699,048
Return on average tangible common equity	8.94%	14.01%	16.24%	12.23%	12.73%
Return on average tangible assets:
Net income available to common shareholders	$119,400	$158,873	$143,112	$94,482	$86,635
Add: amortization of intangibles, net of tax	10,595	8,169	5,514	3,211	2,339
Net income before amortization of intangibles	129,995	167,042	148,626	97,693	88,974
Average total assets	16,442,704	12,853,920	11,337,379	9,854,312	8,939,886
Less: average goodwill and other intangibles, net of deferred tax liability	(1,141,528)	(927,974)	(732,978)	(584,885)	(516,840)
Average tangible assets	$15,301,176	$11,925,946	$10,604,401	$9,269,427	$8,423,046
Return on average tangible assets	0.85%	1.40%	1.40%	1.05%	1.06%
Efficiency ratio:
Non-interest expense	$354,845	$312,208	$265,224	$220,860	$208,680
Less: restructuring and merger-related expense	(9,725)	(16,397)	(17,860)	(945)	(13,261)
Non-interest expense excluding restructuring and merger-related expense	345,120	295,811	247,364	219,915	195,419
Net interest income on a fully-taxable equivalent basis	483,999	405,222	352,760	300,789	263,232
Non-interest income	128,185	116,716	100,276	88,840	81,499
Net interest income on a fully-taxable equivalent basis plus non-interest income	$612,184	$521,938	$453,036	$389,629	$344,731
Efficiency ratio	56.38%	56.68%	54.60%	56.44%	56.69%
Net income per common shareholders, excluding net deferred tax asset revaluation and after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$119,400	$158,873	$143,112	$94,482	$86,635
Add: net deferred tax asset revaluation	—	—	—	12,780	—
Add: after-tax restructuring and merger-related expenses (1)	7,683	12,954	14,109	614	8,619
Net income per common shareholders, excluding net deferred tax asset revaluation and after-tax restructuring and merger-related expenses	$127,083	$171,827	$157,221	$107,876	$95,254

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Net income per common share - diluted, excluding net deferred tax asset revaluation and after-tax restructuring and merger-related expenses:
Net income per common share - diluted	$1.77	$2.83	$2.92	$2.14	$2.16
Add: net deferred tax asset revaluation per diluted share	—	—	—	0.29	—
Add: after-tax restructuring and merger-related expenses per diluted share (1)	0.11	0.23	0.29	0.02	0.21
Net income per common share - diluted, excluding net deferred tax asset revaluation and after-tax restructuring and merger-related expenses	$1.88	$3.06	$3.21	$2.45	$2.37
Return on average equity, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation:
Net income available to common shareholders	$119,400	$158,873	$143,112	$94,482	$86,635
Add: after-tax restructuring and merger-related expenses (1)	7,683	12,954	14,109	614	8,619
Add: net deferred tax asset revaluation	—	—	—	12,780	—
Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation	127,083	171,827	157,221	107,876	95,254
Average total shareholders’ equity	$2,651,402	$2,119,995	$1,648,425	$1,383,935	$1,215,888
Return on average equity, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation	4.79%	8.11%	9.54%	7.79%	7.83%
Return on average tangible equity, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation:
Net income available to common shareholders	$119,400	$158,873	$143,112	$94,482	$86,635
Add: after-tax restructuring and merger-related expenses (1)	7,683	12,954	14,109	614	8,619
Add: net deferred tax asset revaluation	—	—	—	12,780	—
Add: amortization of intangibles, net of tax	10,595	8,169	5,514	3,211	2,339
Net income available to common shareholders before amortization of intangibles and excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation	137,678	179,996	162,735	111,087	97,593
Average total shareholders’ equity	2,651,402	2,119,995	1,648,425	1,383,935	1,215,888
Less: average goodwill and other intangibles, net of deferred tax liability	(1,141,528)	(927,974)	(732,978)	(584,885)	(516,840)
Average tangible equity	$1,509,874	$1,192,021	$915,447	$799,050	$699,048
Return on average tangible equity, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation	9.12%	15.10%	17.78%	13.90%	13.96%
Average tangible common equity	$1,453,363	$1,192,021	$915,447	$799,050	$699,048
Return on average tangible common equity, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation	9.47%	15.10%	17.78%	13.90%	13.96%

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Return on average assets, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation:
Net income available to common shareholders	$119,400	$158,873	$143,112	$94,482	$86,635
Add: after-tax merger-related expenses (1)	7,683	12,954	14,109	614	8,619
Add: net deferred tax asset revaluation	—	—	—	12,780	—
Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation	127,083	171,827	157,221	107,876	95,254
Average total assets	$16,442,704	$12,853,920	$11,337,379	$9,854,312	$8,939,886
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation	0.77%	1.34%	1.39%	1.09%	1.07%
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation:
Net income available to common shareholders	$119,400	$158,873	$143,112	$94,482	$86,635
Add: amortization of intangibles, net of tax	10,595	8,169	5,514	3,211	2,339
Add: restructuring and after-tax merger-related expenses (1)	7,683	12,954	14,109	614	8,619
Add: net deferred tax asset revaluation	—	—	—	12,780	—
Net income available to common shareholders, before amortization of intangibles and excluding restructuring and after-tax merger-related expenses and net deferred tax asset revaluation	137,678	179,996	162,735	111,087	97,593
Average total assets	16,442,704	12,853,920	11,337,379	9,854,312	8,939,886
Less: average goodwill and other intangibles, net of deferred tax liability	(1,141,528)	(927,974)	(732,978)	(584,885)	(516,840)
Average tangible assets	$15,301,176	$11,925,946	$10,604,401	$9,269,427	$8,423,046
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses and net deferred tax asset revaluation	0.90%	1.51%	1.53%	1.20%	1.16%
Dividend payout ratio, excluding after-tax restructuring and merger related expenses and net deferred tax asset revaluation:
Dividends declared per common share	$1.28	$1.24	$1.24	$1.16	$1.04
Net income per common share - diluted	1.77	2.83	2.92	2.14	2.16
Add: net deferred tax asset revaluation per diluted share	—	—	—	0.29	—
Add: restructuring and after-tax merger-related expenses per diluted share (1)	0.11	0.23	0.29	0.02	0.21
Net income per common share - diluted, excluding net deferred tax asset revaluation and after-tax restructuring and merger-related expenses	$1.88	$3.06	$3.21	$2.45	$2.37
Dividend payout ratio, excluding after-tax restructuring and merger related expenses and net deferred tax asset revaluation:	68.09	40.52	38.63	47.35	43.88

(1)	Tax effected at 21% for the periods in 2020, 2019 and 2018, and 35% for all prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the results of operations and financial condition of Wesbanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Wesbanco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 28, 2020.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-Qs for the prior quarters ended March 31, June 30 and September 30, 2020, respectively, and documents subsequently filed by Wesbanco which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions including the effects of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the SIPC, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

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
The most significant accounting policies followed by Wesbanco are included in Note 1, “Summary of Significant Accounting Policies,” of the Consolidated Financial Statements. These policies, along with other Notes to the Consolidated Financial Statements and this MD&A, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management has identified the allowance for credit losses, the evaluation of goodwill and other intangible assets for impairment and business combinations to be the accounting estimates that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Credit Losses— In September 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which require entities to use a new forward-looking “expected loss” model, also referred to as the current expected credit loss model (“CECL”) on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses.  For available-for-sale debt securities with unrealized losses, entities measure credit losses in a manner similarly to current procedures, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments” and in May 2019 the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for Wesbanco was effective January 1, 2020.  In December 2018, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ adoption of the CECL methodology. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In response to the COVID-19 pandemic, the joint federal bank regulatory agencies issued an optional extension of the regulatory capital transition, which allows for a two-year delay and then a three-year transition period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021, (collectively, the “CECL regulatory capital transition adjustment”). Wesbanco has elected to defer the impact of CECL on its regulatory capital for two years and then will phase-in the impact of the adoption of this standard on the regulatory capital calculations over the subsequent three-year period.

Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit-deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include, but are not limited to, loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified in a troubled debt restructuring (“TDR”). Upon adoption of this standard, acquired loans from prior acquisitions that met the guidelines under ASC 310-30 (formerly known as “purchased credit-impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit-impaired”) from prior acquisitions continues to accrete through interest income over the life of such loans.

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

The allowance for credit losses specific to loans reduces the loan portfolio to the net amount expected to be collected, representing the lifetime expected credit losses at the initial origination date. Similarly, an allowance for unfunded loan commitments, which is recorded in other liabilities, represents expected losses on unfunded commitments. Fluctuations in the allowance for credit losses specific to loans, the allowance for unfunded loan commitments, and the allowance for held-to-maturity debt securities are recognized in the provision for credit losses on the consolidated statement of operations. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries.  Management evaluates the appropriateness of the allowance at least quarterly.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

The allowance for credit loss calculation specific to loans is based on the loan’s amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs) and acquired premium (discount) minus any write-downs. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses, because the Company has a robust policy in place to reverse or write-off accrued interest when the loan is placed on non-accrual, and also made an accounting policy election to reverse accrued interest deemed uncollectible as a reversal of interest income.  However, Wesbanco is reserving, as part of the allowance for credit losses, for accrued interest on loan modifications under the CARES Act due to the nature and timing of these deferrals.

The allowance for credit loss specific to loans reflects the risk of loss in the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the probability of default (“PD”) / loss given default (“LGD”) approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads.  Management relies on macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee (FOMC) forecast and other third party forecasts from well recognized, leading economists.  These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported.  The model reversion period may range from one to three years.

The allowance for credit losses specific to loans is calculated over the loan’s contractual life. For term loans, the contractual life is calculated based on the maturity date. For commercial and industrial (“C&I”) revolving loans with no stated maturity date, the contractual life is calculated based on the internal review date. For all other revolving loans, the contractual life is based on either the estimated maturity date or a default date. The contractual term does not include any expected extensions, renewals or modifications unless management has a reasonable expectation as of the reporting period that Wesbanco will execute a troubled debt restructuring, TDR, with the borrower. Management assumes a loan will become a TDR if a loan has matured, has a principal balance, and has previously been partially charged-off. This assumption extends the maturity of these loans to six months beyond their respective maturity dates.

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

The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, volume of activity, changes in lending staff, type of collateral and the results of internal loan reviews and examinations by bank regulatory agencies. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio. Due to the current economic environment caused by the pandemic, management has included COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration.

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

On August 3, 2020, the joint federal regulatory agencies issued a statement, “Joint Statement on Additional Loan Accommodations Related to COVID-19”. This statement provides financial institutions with considerations for certain customers nearing the end of their COVID-19 loan deferral period noted above.  As per this guidance and in accordance with the CARES Act noted above, Wesbanco developed a plan to assist certain customers with additional deferrals of principal and/or interest. This plan, mostly relating to existing commercial loans in the hospitality sector, may provide certain relief to these portfolio loans if they meet certain criteria regarding the borrower, underlying property and potential guarantors / co-borrowers. If a loan meets the criteria, it would be eligible to have twelve months of interest payments deferred or three months of principal and interest payments plus nine months of interest only payments. There are predetermined financial triggers reviewed throughout the deferred period to determine if a borrower should return to a normal amortization schedule prior to the completion of the twelve months.

On December 27, 2020, the Economic Aid Act was enacted, which reauthorizes lending under the PPP loan program of the CARES Act through March 31, 2021, and among other things, modifies provisions related to making PPP loans and forgiveness of PPP loans, and authorizes second draw PPP loans for borrowers that previously received a PPP loan.

Goodwill and Other Intangible Assets— Wesbanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. As of December 31, 2020, the carrying value of goodwill and other intangibles was $1,096.8 million and $66.3 million, respectively, which represents approximately 39.8% and 2.4% of total shareholders’ equity, respectively. As of December 31, 2020, Wesbanco’s Community Banking segment had two reporting units with goodwill.

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

Wesbanco evaluates goodwill for impairment by determining if the fair value is greater than the carrying value of its reporting units. Wesbanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. In particular, the discounted cash flow model includes various assumptions regarding an investor’s required rate of return on Wesbanco common stock, future loan loss provisions, future market spreads and net interest margins, along with various growth and economic recovery and stabilization assumptions of the economy as a whole. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. The evaluation also considered macroeconomic conditions such as the general economic outlook, regional and national unemployment rates, and recent trends in equity and credit markets. Additionally, industry and market considerations, such as market-dependent multiples and metrics relative to peers, were evaluated. Wesbanco also considered recent trends in credit quality, overall financial performance, stock price appreciation, internal forecasts and various other market-based methods to estimate the current fair value of its reporting units. Since adopting Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other (Topic 350)”, the impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value.

Wesbanco completed its annual goodwill impairment testing as of November 30, 2020 utilizing a quantitative assessment and concluded that goodwill at the reporting units was not impaired as of November 30, 2020.Additionally, Wesbanco determined that goodwill was not impaired as of December 31, 2020 as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2020. Due to the pandemic’s effect on the economy in 2020, Wesbanco completed interim valuations of goodwill impairment at each quarter end, one of which was assisted by a third party valuation firm.  None of the quarterly valuations during 2020 indicated goodwill impairment.

Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. Wesbanco does not have any indefinite-lived intangible assets. Intangible assets with finite useful lives as of December 31, 2020 are comprised of $64.5 million in core deposit intangibles held at the community banking segment and $1.8 million in trust customer relationship intangibles held at the trust and investment services segment. As of December 31, 2020, there were no indicators of impairment related to intangible assets with finite useful lives.

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

Net income available to common shareholders decreased $39.5 million or 24.8% to $119.4 million in 2020 compared to 2019. Net income available to common shareholders excluding after-tax restructuring and merger-related expenses (non-GAAP measure) decreased $44.7 million or 26.0% to $127.1 million.  These decreases reflected the impact of the 2020 adoption of the new CECL accounting standard and the impact of the current economic environment on the provision for credit losses. Net interest income improved $79.6 million or 19.9%, primarily through a 28.3% increase in average earning assets from the OLBK acquisition, partially offset by a 25 basis point decrease in the net interest margin to 3.37%.  The net interest margin decreased specifically due to the lower interest rate environment from the five decreases in the Federal Reserve Board’s target federal funds rate, totaling 225 basis points, from July 2019 through March 2020, which was partially offset by lower funding costs. Non-interest income increased $11.5 million or 9.8% in 2020 compared to 2019, driven by a $14.5 million or 176.6% increase in mortgage banking income due to a record volume of mortgage loans sold in 2020 at higher average gain on sale margins. Non-interest expense increased $42.6 million or 13.7%, reflecting the increase in costs from the larger asset base following the OLBK acquisition.

Total assets as of December 31, 2020 increased $0.7 billion or 4.5% compared to December 31, 2019, primarily due to PPP loans.  Portfolio loans of $10.8 billion increased 5.1% over the last twelve months, reflecting Wesbanco’s participation in the PPP program, which resulted in $726.3 million in remaining PPP loans in the loan portfolio at December 31, 2020.  As of December 31, 2020, both non-performing loans and non-performing assets as percentages of the loan portfolio and total assets were lower than at December 31, 2019, and have remained relatively consistent throughout 2020. Criticized and classified loan balances increased to 4.59% of total portfolio loans, as compared to 2.17% at December 31, 2019 due in part to the third and fourth quarter net downgrades of $209.9 million of hospitality loans as a result of reduced occupancy and debt service coverage from the current pandemic-driven environment.  As a result of a combination of the pandemic and the implementation of the CECL accounting standard, the provision for credit losses increased to $107.7 million for the year as compared to $11.2 million in 2019. Annualized net loan charge-offs to average loans for the full year period were six basis points compared to nine basis points in 2019.  Pandemic-related loan deferrals, under the CARES Act, have declined from $2.2 billion earlier in 2020 to $171.1 million, or 1.6% of total loans, as of December 31, with approximately $150 million of this total related to the hospitality industry.

On August 4, 2020, Wesbanco completed a capital raise totaling $150.0 million of non-cumulative perpetual preferred stock evidenced in the form of depositary shares.  This stock pays quarterly dividends at an annual rate of 6.75% and becomes callable on November 15, 2025.  The capital raise essentially replaced the movement of Wesbanco’s trust preferred securities from Tier 1 to Tier 2 risk-based capital at the end of 2019, as required for banks with total assets greater than $15 billion, which occurred following the OLBK acquisition.  Wesbanco continues to maintain what we believe are strong regulatory capital ratios, which were enhanced by the capital raise, as both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators and the BASEL III capital standards.  At December 31, 2020, Tier I leverage was 10.51%, Tier I risk-based capital was 14.72%, total risk-based capital was 17.58%, and the common equity Tier 1 capital ratio (“CET 1”) was 13.40%.  Tangible equity to tangible assets increased to 10.52% at period-end from 10.02% as of December 31, 2019, as the preferred stock issuance and increases in other comprehensive income and retained earnings benefitted this ratio.

Strong earnings and improved total capital enabled Wesbanco to increase the quarterly dividend rate 3.2% to $0.32 per share in the first quarter of 2020, the thirteenth increase over the last ten years, cumulatively representing a 129% increase over that period.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the twelve months ending December 31, 2020, net income available to common shareholders was $119.4 million, or $1.77 per diluted share, compared to $158.9 million, or $2.83 per diluted share, for 2019. Net income available to common shareholders for the twelve months ended December 31, 2020 decreased 24.8% compared to 2019, while per share earnings decreased 37.5%.

For the twelve months ending December 31, 2020, net interest income increased $79.6 million, or 19.9%, due to an increase in earning assets from the OLBK acquisition. The net interest margin decreased 25 basis points to 3.37% due to the overall lower rate environment. Average loan balances increased 36.1% in 2020, mostly due to the OLBK acquisition and PPP loans as compared to 2019, as organic loan growth was mitigated from elevated levels of commercial real estate loans being refinanced in an aggressive secondary market. Total average deposits increased in 2020 by $2.8 billion or 31.5% compared to 2019, due to CARES Act stimulus deposits, PPP loans deposited in business accounts, increased personal savings and the OLBK acquisition. Certificates of deposit, which have the highest overall interest cost among deposits, increased by $371.9 million or 25.8% over the same time period due primarily to the OLBK acquisition.

For 2020, non-interest income increased $11.5 million or 9.8% compared to 2019.  Mortgage banking income increased $14.5 million or 176.6% from 2019 to 2020 due to a record number of mortgage loan originations and mortgage loans sold to the secondary market during 2020.  Other non-interest income increased by $7.4 million or 51.4% from 2019 to 2020 due primarily to a $2.7 million increase in business loan swap fee income.  Somewhat offsetting these increases, service charges on deposits decreased $5.0 million or 18.7%, due to stimulus deposits and lower consumer spending resulting in fewer eligible fees.  Electronic banking fees decreased $5.1 million or 22.6% due to the ongoing limitation on interchange fees resulting from the Durbin amendment to the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, which became effective for Wesbanco on July 1, 2019.  The limitation only applies to banks with greater than $10 billion in total assets.

The following comments on non-interest expense exclude restructuring and merger-related expenses in both years. Non-interest expense in 2020 increased $49.3 million or 16.7% compared to 2019. With net revenue growth of 17.6% in 2020, the efficiency ratio decreased in 2020 to 56.4% from 56.7% in 2019. Salaries and wages increased $20.7 million or 15.6% compared to 2019, due to increased compensation expense from an increase in average full-time equivalent employees related to the OLBK acquisition. Employee benefits expense increased $2.4 million or 6.1% compared to 2019, specifically due to the increase in employees and a $1.1 million increase in health care costs. Net occupancy increased $5.1 million in 2020 or 22.6% compared to 2019, principally due to increased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, mostly from the acquired OLBK branches, as well as normal building maintenance and repair costs of the legacy branch network and other infrastructure needs.  FDIC insurance expense increased $5.8 million or 295.4% in 2020 as compared to 2019 due to a higher assessment rate for banks above $10 billion in assets, resulting from certain risk factors and the larger asset level following the OLBK acquisition, as well as the recording of a $3.1 million assessment credit in the second half of 2019.

The provision for federal and state income taxes decreased to $23.0 million in 2020 compared to $34.3 million in 2019, due to lower pretax income in 2020. The effective tax rate was 15.9% and 17.8% for the years ended December 31, 2020 and 2019, respectively. Wesbanco recognized $2.0 million and $1.6 million in New Markets Tax Credits for the years ended December 31, 2020 and 2019, respectively.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2020	2019	2018
Net interest income	$479,480	$399,904	$347,236
Taxable-equivalent adjustments to net interest income	4,519	5,318	5,524
Net interest income, fully taxable-equivalent	$483,999	$405,222	$352,760
Net interest spread, non-taxable-equivalent	3.14%	3.27%	3.21%
Benefit of net non-interest bearing liabilities	0.20%	0.30%	0.25%
Net interest margin	3.34%	3.57%	3.46%
Taxable-equivalent adjustment	0.03%	0.05%	0.06%
Net interest margin, fully taxable-equivalent	3.37%	3.62%	3.52%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $79.6 million or 19.9% in 2020 compared to 2019, due to a 28.3% increase in average earning asset balances, primarily driven by the late 2019 acquisition of OLBK and related net asset accretion from purchase accounting. Average loan balances increased by 36.1% in 2020 compared to 2019, mostly due to the OLBK acquisition and partially due to $853.1 million in PPP loans mostly originated in the second quarter of 2020, as non-PPP organic loan growth was reduced due to lower loan demand during the pandemic, other than residential lending, a majority of which was sold into the secondary market.  PPP loans contributed a total of $19.2 million in interest and fee accretion income in 2020. Total average deposits increased in 2020 by $2.8 billion or 31.5% compared to 2019, due to the deposits acquired from OLBK and from an influx of deposits from the stimulus packages associated with the CARES Act, PPP loan proceeds deposited into customer accounts and lower general consumer spending.  Certificates of deposit, which have the highest overall interest cost among deposits, increased by only $371.9 million or 25.8% over the same time period due to runoff in higher cost certificates of deposit from prior acquisitions, including OLBK. The net interest margin decreased 25 basis points in 2020 to 3.37% from 3.62% in 2019. The margin’s decline was due to multiple decreases during late 2019 and the first quarter of 2020 in the Federal Reserve’s target federal funds rate, a relatively flat yield curve and additional balance sheet liquidity over the year.  Purchase accounting accretion from prior acquisitions benefitted both the 2020 and 2019 net interest margin by 19 basis points.  The cost of interest bearing liabilities decreased by 42 basis points from 2019 to 2020. The decrease in the cost is primarily due to management actions to reduce certain interest bearing demand deposits, which include public funds, and lower rates for certificates of deposit, customer repurchase agreements, short to medium-term Federal Home Loan Bank borrowings and subordinated and junior subordinated debt.

Interest income increased $57.0 million or 11.8% in 2020 compared to 2019 due to higher overall earning assets, particularly from the OLBK acquisition and PPP loan originations, and was partially offset by lower yields in every earning asset category. Earning asset yields were influenced negatively in 2020 compared to 2019 due to multiple federal funds rate decreases totaling 225 basis points occurring throughout the second half of 2019 and the first quarter of 2020.  Average loan balances increased by $2.9 billion in 2020 compared to 2019, due primarily to the acquisition of OLBK and PPP loan originations.  Loan yields decreased by 64 basis points during this same period to 4.28% from the previously mentioned federal funds rate decreases and originations of PPP loans.  Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In 2020, average loans represented 75.6% of average earning assets, an increase from 71.3% in 2019. Average taxable securities balances decreased by $84.7 million or 3.6% from 2019, due to higher levels of calls and mortgage security-related paydowns in the lower rate environment.  In addition, approximately $218 million of mortgage-backed securities were sold at the end of the first quarter of 2020 to take advantage of market opportunities and to boost liquidity for COVID-19 related reasons.  Taxable securities yields decreased by 42 basis points and tax-exempt securities yields decreased by two basis points in 2020 as compared to 2019.  The flat yield curve and lower overall rate environment that persisted through most of 2020 has resulted in the yield decrease for all securities as calls, repayments and maturities of legacy higher-rate securities have been replaced with purchases at lower overall market yields.  Increased prepayments on mortgage-backed securities in the lower rate environment also acts to reduce the taxable securities yields due to an increased rate of amortization of certain premium securities.  The average balance of tax-exempt securities, which have the highest yields within securities, decreased to 21.3% of total securities in 2020, compared to 23.4% in 2019, primarily due to increased calls on tax-exempt securities in the second half of the year as market rates began to decrease.

Total portfolio loans increased $521.2 million or 5.1% over the last twelve months, while total commercial loans increased $743.1 million or 10.1%. Loan growth was achieved through $4.6 billion in total loan originations, led by $2.8 billion in business loan originations for the past twelve months. Loan growth was driven by PPP loans, expanded market areas and additional commercial personnel in our core markets, but was partially offset by significant loan paydowns or payoffs as some loans were refinanced in the secondary lending market or with other banks by customers who desired better terms and longer maturities for their commercial real estate mortgages, and some financed projects were sold by their developers.

Commercial loans with floors currently average 4.22% on approximately $2.3 billion or 29% of total commercial loans at December 31, 2020, as compared to $2.4 billion averaging 4.50% or 33% of commercial loans at December 31, 2019.  Approximately 69% or $1.6 billion of these loans are currently priced at their floor, as compared to 49% or $1.2 billion at December 31, 2019. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing date. In addition, in a declining rate environment, some customers may request rates below existing contractual floors, which we may grant for competitive or other reasons.

Interest expense decreased $22.6 million or 26.7% in 2020 compared to 2019, due primarily to decreases in the cost of all interest bearing liability categories, as market rates dropped in reaction to COVID-19 and management reduced certain deposit rates, as well as higher time deposit purchase accounting accretion. The cost of interest bearing liabilities decreased by 42 basis points from 1.05% in 2019 to 0.63% in 2020. Average interest bearing deposits increased by $1.6 billion or 24.9% from 2019, due to the OLBK acquisition and increases in organic deposits heavily driven by CARES Act stimulus deposits.  The rate on interest bearing deposits decreased by 34 basis points from 2019 to 33 basis points in 2020, primarily from aggressive decreases in rates on interest bearing public funds and certificates of deposit in response to the COVID-19 pandemic. Average non-interest bearing demand deposits increased from 2019 to 2020 by $1.2 billion or 48.2% and were 31.9% of total average deposits at December 31, 2020, compared to 28.3% at December 31, 2019, reflecting the acquired OLBK non-interest bearing demand deposits, CARES Act stimulus deposits, PPP loan deposits, higher personal savings and ongoing checking account marketing strategies. The average balance of FHLB borrowings increased by $61.2 million from 2019 to 2020, but their average rate paid decreased by 30 basis points to 2.17% over this same time period due to lower interest rates.  In the second half of 2020, Wesbanco paid off approximately $580.0 million in maturing borrowings that had higher average rates with available liquidity. Average other borrowings, subordinated debt and junior subordinated debt balances increased by $62.2 million or 12.7% from 2019 to 2020, due primarily to the OLBK acquisition, and their average rates paid decreased by 122 and 94 basis points, respectively, over this same time period due to decreases in LIBOR, the index upon which most of this variable-rate type of borrowing is priced, other than fixed rates on $35.1 million of subordinated debt.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2020			2019			2018
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$548,078	$1,175	0.21%	$71,312	$1,720	2.41%	$80,535	$1,801	2.24%
Loans, net of unearned income (1)	10,874,763	465,677	4.28%	7,991,107	393,166	4.92%	7,013,877	331,961	4.73%
Securities: (2)
Taxable	2,281,905	53,594	2.35%	2,366,631	65,648	2.77%	2,109,191	56,898	2.70%
Tax-exempt (3)	616,808	21,518	3.49%	722,388	25,324	3.51%	768,304	26,301	3.42%
Total securities	2,898,713	75,112	2.59%	3,089,019	90,972	2.95%	2,877,495	83,199	2.89%
Other earning assets	60,054	3,832	6.38%	53,919	3,713	6.89%	55,302	3,519	6.37%
Total earning assets (3)	14,381,608	545,796	3.80%	11,205,357	489,571	4.37%	10,027,209	420,480	4.19%
Other assets	2,061,096			1,648,563			1,310,170
Total Assets	$16,442,704			$12,853,920			$11,337,379
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$2,572,248	$7,069	0.27%	$2,155,211	$16,805	0.78%	$1,929,876	$13,144	0.68%
Money market accounts	1,611,135	4,616	0.29%	1,165,346	8,024	0.69%	1,049,059	5,016	0.48%
Savings deposits	2,084,576	1,802	0.09%	1,705,858	2,995	0.18%	1,454,525	1,225	0.08%
Certificates of deposit	1,814,693	13,562	0.75%	1,442,745	15,631	1.08%	1,396,446	12,450	0.89%
Total interest bearing deposits	8,082,652	27,049	0.33%	6,469,160	43,455	0.67%	5,829,906	31,835	0.55%
Federal Home Loan Bank borrowings	1,135,934	24,701	2.17%	1,074,715	26,548	2.47%	1,121,108	23,333	2.08%
Other borrowings	357,100	1,729	0.48%	317,585	5,401	1.70%	260,388	3,717	1.43%
Subordinated debt and junior subordinated debt	193,693	8,318	4.29%	170,983	8,945	5.23%	176,866	8,836	5.00%
Total interest bearing liabilities	9,769,379	61,797	0.63%	8,032,443	84,349	1.05%	7,388,268	67,721	0.92%
Non-interest bearing demand deposits	3,781,583			2,550,864			2,177,142
Other liabilities	240,340			150,618			123,544
Shareholders’ equity	2,651,402			2,119,995			1,648,425
Total Liabilities and Shareholders’ Equity	$16,442,704			$12,853,920			$11,337,379
Taxable equivalent net interest spread			3.17%			3.32%			3.27%
Taxable equivalent net interest margin (3)		$483,999	3.37%		$405,222	3.62%		$352,759	3.52%

(1)

Gross of allowance for credit losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $16.2 million, $1.8 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.  As part of loan fees for the year ended December 31, 2020, PPP loan fees were $13.4 million. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $17.0 million, $17.9 million and $11.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, while accretion on interest bearing liabilities acquired from prior acquisitions was $9.5 million, $2.8 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)	Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for all periods presented.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2020 Compared to 2019
(in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$2,279	$(2,824)	$(545)
Loans, net of unearned income	129,207	(56,696)	72,511
Taxable securities	(2,282)	(9,772)	(12,054)
Tax-exempt securities (2)	(3,684)	(123)	(3,807)
Other earning assets	404	(285)	119
Total interest income change (2)	125,924	(69,700)	56,224
Increase (decrease) in interest expense:
Interest bearing demand deposits	2,767	(12,503)	(9,736)
Money market	2,360	(5,768)	(3,408)
Savings deposits	562	(1,755)	(1,193)
Certificates of deposit	3,462	(5,531)	(2,069)
Federal Home Loan Bank borrowings	1,454	(3,301)	(1,847)
Other borrowings	601	(4,273)	(3,672)
Subordinated debt and junior subordinated debt	1,097	(1,724)	(627)
Total interest expense change	12,303	(34,855)	(22,552)
Net interest income increase (decrease) (2)	$113,621	$(34,845)	$78,776

(1)	Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2)

The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% for 2020 and 2019. Wesbanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR CREDIT LOSSES - LOANS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans.  The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments.  The provision for credit losses - loans and loan commitments increased to $107.7 million in 2020 compared to $11.2 million in 2019 due to the adoption of CECL on January 1, 2020, and as a result of changes in the macroeconomic forecast resulting in expected significantly higher unemployment over the reasonable and supportable forecast period of one year, primarily increasing the allowance for loan losses and allowance for loan commitments.  Non-performing loans were 0.38% of total loans as of December 31, 2020, decreasing from 0.49% of total loans at the end of 2019. Non-performing assets were 0.38% of total loans and other real estate and repossessed assets as of December 31, 2020, decreasing from 0.53% at the end of the fourth quarter of 2019.  Criticized and classified loans were 4.59% of total loans, increasing from 2.17% as of December 31, 2019, primarily due to recent adjustments to the internal loan classification system, which impacted risk grades, and downgrades in the Company’s hospitality loan portfolio. Past due loans at December 31, 2020 were 0.37% of total loans, compared to 0.46% at December 31, 2019. The provision for credit losses was higher than net charge-offs by $100.6 million and $3.6 million in 2020 and 2019, respectively.  (Please see the Credit Quality and Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Trust fees	$26,335	$26,579	$(244)	(0.9)%
Service charges on deposits	21,943	26,974	(5,031)	(18.7)
Electronic banking fees	17,524	22,634	(5,110)	(22.6)
Net securities brokerage revenue	6,189	6,990	(801)	(11.5)
Bank-owned life insurance	7,359	5,913	1,446	24.5
Mortgage banking income	22,736	8,219	14,517	176.6
Net securities gains	4,268	4,320	(52)	(1.2)
Net gain on other real estate owned and other assets	103	732	(629)	(85.9)
Net insurance services revenue	3,887	3,475	412	11.9
Debit card sponsorship income	2,792	328	2,464	751.2
Payment processing fees	3,010	3,002	8	0.3
Swap fee and valuation income	6,110	3,406	2,704	79.4
Other	5,929	4,144	1,785	43.1
Total non-interest income	$128,185	$116,716	$11,469	9.8%

Non-interest income, a significant source of revenue and an important part of Wesbanco’s results of operations, was 21.1% and 22.6% of net revenues for 2020 and 2019, respectively. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. Non-interest income increased $11.5 million or 9.8% in 2020 compared to 2019, due specifically to record income levels recorded in mortgage banking income and swap fee and valuation income.  The increases were somewhat offset by the Durbin amendment and its impact on electronic banking fees as well as the COVID-19 impact on several revenue streams.

Trust fees decreased $0.2 million in 2020 as compared to 2019 due to a lower average market value of trust assets in the first half of 2020 as compared to 2019; however, fee decreases were mitigated following substantial market improvements in the second half of 2020. As of December 31, 2020, total trust assets of $5.0 billion increased 6.4% from $4.7 billion at December 31, 2019. As of December 31, 2020, trust assets include managed assets of $4.1 billion and non-managed (custodial) assets of $0.9 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds for which Wesbanco Investment Department serves as investment advisor, were $1.0 billion as of December 31, 2020 and $0.9 billion as of December 31, 2019, and are included in trust managed assets.

Service charges on deposits decreased $5.0 million or 18.7% compared to the prior year due to higher consumer deposit balances throughout most of 2020 associated with CARES Act stimulus payments and lower general consumer spending during pandemic-related lockdowns, resulting in fewer eligible fee-generating transactions.

Electronic banking fees, which include debit card interchange fees, decreased by $5.1 million or 22.6% compared to 2019, specifically due to 2020 being the first full year of the ongoing limitation on interchange fees resulting from the Durbin amendment to the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, which became effective for Wesbanco on July 1, 2019.  The limitation only applies to banks with greater than $10 billion in total assets. Lower consumer spending, particularly during the spring government-required lockdowns, prevented normal spending patterns and transaction counts temporarily reducing fees. Slightly offsetting the effect of the Durbin amendment was a higher volume of transactions resulting from the OLBK acquisition and increased transactions in the back part of the year from internet and mobile sources.

Bank-owned life insurance increased $1.4 million or 24.5% compared to 2019 due to higher mortality-related benefits received in 2020 as well as an increase in the average cash surrender value balance during 2020, due to the bank-owned life insurance acquired in the OLBK acquisition.

Mortgage banking income increased $14.5 million or 176.6% compared to 2019 due to a record volume of mortgage production, particularly from refinance activity, and loans sold into the secondary market resulting from the low interest rate environment in 2020.  Total mortgage production was $1.3 billion in 2020, an increase of 102.7% from $653.2 million in 2019.  For the year ended December 31, 2020, $679.7 million of mortgages were sold into the secondary market at a net margin of 3.3% as compared to $287.4 million sold at a net margin of 2.9% in the comparable 2019 period.  Included in mortgage banking income and the calculation of net margin noted above are losses of $5.2 million and $1.4 million from the fair value adjustments on loans held for sale, loan commitments and related derivatives for the years ended December 31, 2020 and 2019, respectively.

Debit card sponsorship income is a new revenue stream for Wesbanco that was acquired in the OLBK acquisition on November 22, 2019.  The fees are earned from Wesbanco’s sponsorship of certain customers into various debit networks and are generated from the total transactions processed on the debit networks.  Debit sponsorship income was $2.8 million for the year ended December 31, 2020.  The 2019 debit card sponsorship income of $0.3 million included only slightly more than one month of activity from OLBK’s acquisition date.  Wesbanco currently plans to reduce this program’s customer-related revenues over the next year for risk-related reasons, either from a sale of the business or winding down of activity.

Swap fee and valuation income increased $2.7 million or 79.4% compared to 2019 due to a record volume of new loan swaps executed during the year, somewhat offset by negative fair value adjustments on existing swaps.  For the year ended December 31, 2020, new swaps executed during the year totaled $331.0 million resulting in $8.1 million of fee income, compared to new swaps executed of $193.7 million resulting in $4.5 million of fee income for the year ended December 31, 2019.  Fair value adjustments for the years ended December 31, 2020 and 2019 were ($2.0) million and ($1.1) million, respectively.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Salaries and wages	$153,166	$132,485	$20,681	15.6%
Employee benefits	41,723	39,313	2,410	6.1
Net occupancy	27,580	22,505	5,075	22.6
Equipment	24,801	20,494	4,307	21.0
Marketing	5,957	6,062	(105)	(1.7)
FDIC insurance	7,734	1,956	5,778	295.4
Amortization of intangible assets	13,411	10,340	3,071	29.7
Restructuring and merger-related expenses	9,725	16,397	(6,672)	(40.7)
Franchise and other miscellaneous taxes	14,112	12,813	1,299	10.1
Consulting, regulatory and advisory fees	11,717	8,993	2,724	30.3
ATM and electronic banking interchange expenses	8,365	6,931	1,434	20.7
Postage and courier expenses	5,028	5,334	(306)	(5.7)
Supplies	4,561	4,499	62	1.4
Legal fees	3,307	3,054	253	8.3
Communications	4,292	3,720	572	15.4
Other real estate owned and foreclosure expenses	(108)	397	(505)	(127.2)
Other	19,474	16,915	2,559	15.1
Total non-interest expense	$354,845	$312,208	$42,637	13.7%

Non-interest expense in 2020 increased $42.6 million or 13.7% compared to 2019, principally from the OLBK acquisition, which increased assets by $3.0 billion, excluding goodwill, and added 37 offices to our branch network. In 2020, there were $9.7 million of merger-related expenses related to the OLBK acquisition and branch optimization restructuring charges compared to $16.4 million in merger-related expenses in 2019 for the OLBK and FFKT acquisitions. Non-interest expense, excluding merger-related expenses, increased $49.3 million or 16.7% in 2020 compared to 2019.

Salaries and wages increased $20.7 million or 15.6% compared to 2019, due to increased compensation expense related to a 10.2% increase in average full-time equivalent employees (“FTEs”) related to the OLBK acquisition and from annual merit increases in mid-2020. Employee benefits expense increased $2.4 million or 6.1% compared to 2019, specifically due to an increase in FTEs and related payroll taxes along with a $1.1 million increase in health care costs, and was partly offset by a decrease of $2.4 million in pension expense. Market adjustments of the underlying investments of the deferred compensation plan, for which a corresponding entry was recorded in net securities gains (losses) also increased by $0.2 in 2020 from 2019.

Net occupancy increased $5.1 million in 2020 or 22.6% compared to 2019, principally due to increased building-related costs including utilities, lease expense, depreciation, repairs and other seasonal maintenance costs, mostly from the acquired retail branches, as well as normal increases in building maintenance and repair costs of the legacy branch network and other infrastructure needs.

Equipment costs increased $4.3 million or 21.0% compared to 2019 due to the OLBK acquisition and continuous improvements in technology and communication infrastructure, software costs, as well as loan and deposit origination and customer support platforms.  Specifically, service agreements expense increased $2.3 million or 20.8% from 2019 to 2020.

FDIC insurance increased $5.8 million or 295.4% compared to 2019, due to both a larger assessment base from the OLBK acquisition and also due to a $3.4 million assessment credit that was utilized to reduce expense in 2019.  During September 2019, the banking industry was notified by the FDIC that its deposit insurance fund (“DIF”) reached the required minimum reserve ratio of 1.38%, permitting the FDIC to offset current bank assessments with prior credits from 2016 through 2018 earned by banks with less than $10 billion in assets during that time period.  Wesbanco recorded its total DIF credit of $3.4 million in the second half of 2019, of which $0.3 million was related to OLBK.

Amortization of intangible assets increased $3.1 million or 29.7% in 2020 compared to 2019. The OLBK acquisition added approximately $32.9 million in core deposit intangibles.

Restructuring and merger-related expenses in 2020 were comprised of $6.4 million in final merger-related expenses related to the OLBK acquisition and $3.3 million in restructuring expenses related to the branch optimization strategy announced by Wesbanco in the third quarter. The 2020 OLBK merger-related expenses included $2.7 million in change-in-control payments, $1.7 million from contract termination and non-refundable conversion costs, $1.3 million in employee severance costs and retention bonuses, and $0.7 million in miscellaneous accounting, valuation and other charges. The branch optimization restructuring expenses were predominantly net write-downs to appraised value on owned and leased properties that were closed in January 2021.

Consulting, regulatory, accounting and advisory fees increased $2.7 million or 30.3% in 2020 compared to 2019. The increase was due to higher swap clearing expense from a higher volume of cleared swaps in 2020 as compared to 2019, increased underwriting and processing fees from the record volume of mortgage originations in 2020 and higher consulting fees incurred in 2020.

INCOME TAXES

The provision for federal and state income taxes decreased to $23.0 million in 2020 compared to $34.3 million in 2019. The effective tax rate was 15.9% and 17.8% for the years ended December 31, 2020 and 2019, respectively. The decrease in the provision is specifically due to the 24.9% decrease in pretax income from 2019 to 2020.  Also affecting the provision were reductions from approximately $1.0 million in filed return and other miscellaneous adjustments in 2020. The effective tax rate decreased for the same reason as mentioned above and also due to the utilization of additional New Markets Tax Credits by Wesbanco in 2020. For more information on such credits, see Note 20, “Wesbanco Bank Community Development Corporation”.

FINANCIAL CONDITION

Total assets, deposits, and shareholders’ equity increased 4.5%, 13.0%, and 6.3%, respectively, compared to December 31, 2019. Total securities decreased $535.6 million or 16.4% from December 31, 2019 to December 31, 2020, primarily driven by the sale of mortgage-backed securities, collateralized mortgage obligations and select municipal securities, at a net gain of $2.7 million, to provide for additional liquidity related to potential COVID-19 requirements. The securities’ decrease was partially offset by a $37.3 million increase in net unrealized gains in the available-for-sale portfolio. Total portfolio loans increased $521.2 million or 5.1% as participation in the SBA PPP loan program provided approximately $726.3 million in loans remaining at December 31, 2020. Deposits increased $1.4 billion from year-end 2019 resulting from increases of 25.8%, 14.5%, and 11.0% in demand deposits, savings deposits, and money market deposits, respectively, which were partially offset by a 21.3% decrease in certificates of deposit. The growth in transaction-based accounts is primarily attributable to CARES Act stimulus funds received, increased personal savings and reduced consumer spending, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. The transaction-based accounts also increased from business customers obtaining loans from the PPP loan program.

Deposit balances were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The decrease in certificates of deposit is a result of lower overall rates and management periodically offering lower than median competitive rates for maturing certificates of deposit and customer preferences for other deposit types, coupled with a $30.7 million decrease in CDARS® balances. The decline was also impacted by customer run-off of higher cost certificates of deposit from the OLBK and other prior acquisitions. Total borrowings decreased 48.2% or $914.6 million during 2020, as additional liquidity permitted the paydown of maturing FHLB advances, net of new borrowings, by $866.6 million, coupled with $6.7 million of junior subordinated debentures, acquired from OLBK, which were redeemed during 2020 and a $40.4 million decrease in other short-term borrowings.

Total shareholders’ equity increased $162.8 million or 6.3%, compared to December 31, 2019, primarily due to $144.5 in net proceeds from the issuance of 6.0 million in depositary shares, each representing 1/40th interest in a share of Wesbanco’s 6.75% fixed rate reset non-cumulative perpetual series A preferred stock. Additionally, net income exceeded dividends for the year by $36.2 million and comprehensive income increased $30.2 million. Such factors were partially offset by decreases in retained earnings from the adoption of the new CECL accounting standard totaling $26.6 million and share repurchase activity of $25.4 million before suspending the program in mid-March due to the onset of the pandemic.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,		2020-2019		December 31,
(dollars in thousands)	2020	2019	$ Change	% Change	2018
Equity securities (at fair value)	$13,047	$12,343	$704	5.7	$11,737
Available-for-sale debt securities (at fair value)
U.S. Treasury	39,982	32,836	7,146	21.8	19,878
U.S. Government sponsored entities and agencies	211,682	159,628	52,054	32.6	141,652
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,264,737	1,815,987	(551,250)	(30.4)	1,561,255
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	320,098	190,409	129,689	68.1	168,972
Obligations of states and political subdivisions	115,762	145,609	(29,847)	(20.5)	185,114
Corporate debt securities	25,875	49,089	(23,214)	(47.3)	37,258
Total available-for-sale debt securities	$1,978,136	$2,393,558	$(415,422)	(17.4)	$2,114,129
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$7,779	$9,216	$(1,437)	(15.6)	$10,823
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	89,151	122,937	(33,786)	(27.5)	148,300
Obligations of states and political subdivisions	601,128	686,376	(85,248)	(12.4)	828,520
Corporate debt securities	33,154	33,224	(70)	(0.2)	33,291
Total held-to-maturity debt securities (2)	$731,212	$851,753	$(120,541)	(14.2)	$1,020,934
Total securities	$2,722,395	$3,257,654	$(535,259)	(16.4)	$3,146,800
Available-for-sale and equity securities:
Weighted average yield at the respective year-end (3)	2.09%	2.67%			2.78%
As a % of total securities	73.1%	73.9%			67.6%
Weighted average life (in years)	3.4	4.1			5.0
Held-to-maturity securities:
Weighted average yield at the respective year-end (3)	3.35%	3.51%			3.47%
As a % of total securities	26.9%	26.1%			32.4%
Weighted average life (in years)	3.8	3.8			4.6
Total securities:
Weighted average yield at the respective year-end (3)	2.43%	2.89%			3.00%
As a % of total securities	100.0%	100.0%			100.0%
Weighted average life (in years)	3.5	4.0			4.8

(1)

At December 31, 2020, 2019 and 2018, there were no holdings of any one issuer, other than the U.S. government and certain federal or federally-related agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

(2)	Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.3 million at December 31, 2020.
(3)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21% in 2020, 2019 and 2018.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $535.3 million or 16.4% from December 31, 2019 to December 31, 2020. Throughout the year, the available-for-sale portfolio decreased by $415.4 million or 17.4% primarily due to the sale of residential mortgage-backed securities at the end of the first quarter to take advantage of market opportunities and to free cash for COVID-19 related needs, such as larger commercial or home equity line withdrawals, while the held-to-maturity portfolio decreased by $120.5 million or 14.2% due to calls of municipal securities in the current lower rate environment.  The weighted average yield of the portfolio decreased 46 basis points from 2.89% at December 31, 2019 to 2.43% at December 31, 2020, primarily due to increased prepayment speeds on mortgage-backed securities, calls of legacy higher-rate agency and municipal securities as market rates declined in the first half and stayed low throughout 2020, and purchases at the lower market rates throughout the year.

Total gross unrealized securities losses decreased $5.6 million, from $7.4 million at December 31, 2019 to $1.8 million at December 31, 2020.  The decrease in unrealized losses from December 31, 2019, was due to decreases in market rates during 2020 causing market prices to increase on most securities purchased or acquired in prior years. Wesbanco believes that none of the unrealized losses on available-for-sale debt securities at December 31, 2020 requires an allowance for credit losses.  Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information.  Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of December 31, 2020 and December 31, 2019 were $46.9 million and $20.7 million, respectively. These net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity.  Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $37.0 million at December 31, 2020, compared to $22.8 million at December 31, 2019.  With approximately 27% of the investment portfolio in the held-to-maturity category, compared to 26% one year ago, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

On January 1, 2020, Wesbanco adopted the CECL accounting standard. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represents the CECL allowance for held-to-maturity securities as of January 1, 2020. The corporate and municipal bonds in Wesbanco’s held-to-maturity securities portfolio are analyzed quarterly to determine if any change in the allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra-asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $5.3 million as of December 31, 2020, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government-sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any macro-economic or governmental policies that could affect this assumption.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the amortized cost and tax-equivalent yields of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2020. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	One Year or less		One to Five Years		Five to Ten Years		Over Ten Years		Mortgage- backed securities		Total
(dollars in thousands)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Available-for-sale
U.S. Treasuries	$39,975	0.12%	$—	—	$—	—	$—	—	$—	—	$39,975	0.12%
U.S. Government sponsored entities and agencies	12,000	0.36%	3,492	2.17%	63,420	1.51%	45,641	2.02%	79,556	2.97%	204,109	2.14%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	—	—	—	—	1,230,106	2.04%	1,230,106	2.04%
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	—	—	—	—	308,903	1.85%	308,903	1.85%
Obligations of states and political subdivisions (3)	3,672	3.12%	35,699	4.17%	52,027	3.50%	17,204	3.64%	—	—	108,602	3.73%
Corporate debt securities	12,533	2.44%	7,501	1.27%	4,929	3.61%	—	—	—	—	24,963	2.32%
Total available-for-sale securities	$68,180	0.75%	$46,692	3.56%	$120,376	2.46%	$62,845	2.46%	$1,618,565	2.05%	$1,916,658	2.09%
Held-to-maturity
U.S. Government sponsored entities and agencies	$—	—	$—	—	$—	—	$—	—	$7,779	2.14%	$7,779	2.14%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	—	—	—	—	89,151	2.20%	89,151	2.20%
Obligations of states and political subdivisions (3)	9,630	3.35%	107,280	4.04%	217,953	3.56%	266,265	3.26%	—	—	601,128	3.51%
Corporate debt securities	—	—	10,666	2.71%	22,488	3.61%	—	—	—	—	33,154	3.32%
Total held-to-maturity securities	$9,630	3.35%	$117,946	3.92%	$240,441	3.56%	$266,265	3.26%	$96,930	2.20%	731,212	3.35%
Total (4)	$77,810	1.07%	$164,638	3.81%	$360,817	3.19%	$329,110	3.11%	$1,715,495	2.06%	$2,647,870	2.43%

(1)	Yields are determined based on the lower of the yield-to-call or yield-to-maturity.
(2)

Mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds. Projected maturities based on current speeds within one year, between one and five years, between five and ten years and over ten years are expected to be approximately $78.6 million, $1.3 billion, $318.9 million and $28.6 million, respectively.

(3)	Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.
(4)

This table does not include equity securities, of which $10.1 million consists of investments in various mutual funds held in grantor trusts formed in connection with a deferred compensation plan, which are recorded at fair value and totaled $13.0 million at December 31, 2020.

Cost-method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $34.0 million and $66.8 million at December 31, 2020 and 2019, respectively, and are included in Other Assets in the Consolidated Balance Sheets.

Wesbanco’s municipal portfolio comprises 26.5% of the overall securities portfolio as of December 31, 2020 compared to 25.5% as of December 31, 2019, which carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$72,861	9.8	$78,730	9.2
Investment Grade - High	511,013	68.4	569,085	66.7
Investment Grade - Upper Medium	152,704	20.4	190,696	22.4
Investment Grade - Lower Medium	3,072	0.4	3,042	0.4
Non-Investment Grade - Speculative	—	-	638	0.1
Not rated	7,354	1.0	10,011	1.2
Total municipal bond portfolio	$747,004	100.0	$852,202	100.0

(1)	The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at December 31, 2020, consists of $134.7 million of taxable (primarily Build America) and $612.3 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$518,274	69.4	$581,105	68.2
Revenue	228,730	30.6	271,097	31.8
Total municipal bond portfolio	$747,004	100.0	$852,202	100.0
Municipal bond issuer:
State Issued	$46,843	6.3	$76,228	8.9
Local Issued	700,161	93.7	775,974	91.1
Total municipal bond portfolio	$747,004	100.0	$852,202	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2020:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2020
(dollars in thousands)	Fair Value	% of Total
Pennsylvania	$167,754	22.5
Ohio	90,323	12.1
Texas	66,559	8.9
Kentucky	39,372	5.3
West Virginia	36,711	4.9
All other states	346,285	46.3
Total municipal bond portfolio	$747,004	100.0

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

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
LOANS
Commercial real estate:
Land and construction	$668,277	6.1	$777,151	7.5	$528,072	6.9	$392,597	6.2	$496,539	7.9
Improved property	5,037,115	46.0	4,947,857	48.0	3,325,623	43.4	2,601,851	40.9	2,376,972	37.9
Total commercial real estate	5,705,392	52.1	5,725,008	55.5	3,853,695	50.3	2,994,448	47.1	2,873,511	45.8
Commercial and industrial (1)	2,407,438	22.0	1,644,699	16.0	1,265,460	16.5	1,125,327	17.7	1,088,118	17.4
Total commercial loans	8,112,830	74.1	7,369,707	71.5	5,119,155	66.8	4,119,775	64.8	3,961,629	63.2
Residential real estate:
Land and construction	138,201	1.3	87,342	0.8	60,336	0.8	56,369	0.9	46,226	0.7
Other mortgages	1,582,760	14.4	1,786,305	17.3	1,551,271	20.2	1,296,932	20.4	1,337,164	21.4
Home equity lines of credit	646,387	5.9	649,678	6.4	599,331	7.8	529,196	8.3	508,359	8.1
Total residential real estate	2,367,348	21.6	2,523,325	24.5	2,210,938	28.8	1,882,497	29.6	1,891,749	30.2
Consumer	309,055	2.8	374,953	3.6	326,188	4.3	339,169	5.3	396,058	6.3
Total retail loans	2,676,403	24.4	2,898,278	28.1	2,537,126	33.1	2,221,666	34.9	2,287,807	36.5
Total portfolio loans	10,789,233	98.5	10,267,985	99.6	7,656,281	99.9	6,341,441	99.7	6,249,436	99.7
Loans held for sale	168,378	1.5	43,013	0.4	8,994	0.1	20,320	0.3	17,315	0.3
Total loans	$10,957,611	100.0	$10,310,998	100.0	$7,665,275	100.0	$6,361,761	100.0	$6,266,751	100.0
LOAN COMMITMENTS
Commercial real estate:
Land and construction	$516,244	16.0	$811,258	24.9	$489,991	20.9	$419,082	22.5	$392,355	22.0
Improved property	288,316	8.9	317,595	9.7	252,216	10.7	158,565	8.5	151,797	8.6
Total commercial real estate	804,560	24.9	1,128,853	34.6	742,207	31.6	577,647	31.0	544,152	30.6
Commercial and industrial	1,096,449	34.0	1,011,481	31.0	721,988	30.7	571,692	30.7	540,647	30.4
Total commercial commitments	1,901,009	58.9	2,140,334	65.6	1,464,195	62.3	1,149,339	61.7	1,084,799	61.1
Residential real estate:
Land and construction	90,125	2.8	67,425	2.1	46,285	2.0	29,454	1.6	25,468	1.4
Other mortgages	194,177	6.0	127,916	3.9	38,188	1.6	31,555	1.7	37,418	2.1
Home equity lines of credit	744,349	23.1	698,954	21.4	605,559	25.8	486,516	26.1	447,993	25.2
Total residential real estate	1,028,651	31.9	894,295	27.4	690,032	29.4	547,525	29.4	510,879	28.8
Consumer	50,525	1.6	47,352	1.5	41,037	1.7	36,282	1.9	36,811	2.1
Total retail commitments	1,079,176	33.5	941,647	28.9	731,069	31.1	583,807	31.3	547,690	30.8
Total portfolio commitments	2,980,185	92.4	3,081,981	94.5	2,195,264	93.4	1,733,146	93.0	1,632,489	91.9
Deposit overdraft limits	154,322	4.8	149,519	4.6	153,572	6.5	126,671	6.8	126,517	7.1
Commitments held for sale	91,778	2.8	29,302	0.9	2,307	0.1	3,846	0.2	17,037	1.0
Total loan commitments	$3,226,285	100.0	$3,260,802	100.0	$2,351,143	100.0	$1,863,663	100.0	$1,776,043	100.0
Letters of credit included above	$53,788	1.7	$57,205	1.8	$42,841	1.8	$31,951	1.7	$32,907	1.9
(1) Includes $726.3 million of SBA PPP loans at December 31, 2020.

Total portfolio loans increased $0.5 million or 5.1% from December 31, 2019 to December 31, 2020, due to the origination of $853.1 million of PPP loans during the second and third quarters of 2020.  Excluding PPP loans, total loans decreased over the last twelve months by 2.0% as a higher percentage of new residential loans originated were sold into the secondary market as opposed to holding them in the residential loan portfolio and consumer loan demand decreased as a result of the pandemic reducing consumer spending, as well as lower overall need considering CARES Act stimulus deposits. Commercial real estate loans decreased 0.3% as demand for new construction loans decreased.  Commercial and industrial loans increased 2.2%.  Residential real estate loans decreased 8.1% over the last twelve months, due to a greater portion of new originations sold into the secondary market and a greater portion of existing loans refinanced with other banks, while home equity loans were also refinanced into first mortgages due to customer preferences for fixed rate loans. Portfolio loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. The net deferred loan income (costs) were $6.2 million and ($4.8) million as of December 31, 2020 and 2019, respectively. Wesbanco conducts a deferred loan cost study to determine the allowable costs to be deferred over the life of the loan. Excluding the effect of PPP loans, in the most recent study, Wesbanco’s deferred costs have increased at a faster rate than the related customer deferred fee income causing the balance of the deferred loan costs to outweigh the deferred loan fees primarily from home equity lines of credit, which have little fee income. Purchased loan discounts from acquisitions included in the portfolio loan balances were $39.4 million and $51.9 million as of December 31, 2020 and 2019, respectively. Loan accretion included in interest income on loans acquired from prior acquisitions was $17.0 million and $17.9 million for the years ended December 31, 2020 and 2019, respectively. As part of loan fees for the year ended December 31, 2020, PPP loan fees were $13.4 million.  At December 31, 2020, $13.8 million of unaccreted net deferred fee income remains on the PPP loans.

CRE loans represent a significant component of the loan portfolio at 52.1% of the total portfolio, which was a 0.3% decrease in loan balances for the year. CRE—land and construction loan balances decreased $108.9 million or 14.0% from December 31, 2019 to December 31, 2020, while CRE—improved property loans increased $89.3 million or 1.8% during the same period.

C&I loans increased $762.7 million or 46.4% from December 31, 2019 to December 31, 2020, due to PPP loans. The available lines of credit within C&I loans increased 54.8% to 66.1% of total C&I revolving lines of credit exposure as of December 31, 2020. The acquisitions of FTSB, FFKT and OLBK resulted in obtaining new customer relationships and provides new opportunities in the Huntington, WV market and an expanded presence in the greater Lexington, Frankfort, Elizabethtown, Louisville, KY, and Cincinnati, OH markets, as well as new markets in Washington, D.C.; Baltimore, MD; Lexington Park, MD; and Frederick – Gaithersburg – Rockville, MD MSAs.

Residential real estate mortgage loans decreased $152.7 million or 8.1% from December 31, 2019 to December 31, 2020, due to increased secondary market sales. Wesbanco retained approximately 38.1% of mortgages by dollar volume originated in 2020 for the portfolio compared to 52.4% in 2019. Management’s focus was to originate more loans for the secondary market, particularly longer-term refinanced mortgage loans.  As mortgage rates change, management adjusts loans sold into the secondary market at higher gain-on-sale margins versus retaining balances in the loan portfolio, somewhat dependent upon customer demand for various mortgage products and related terms.

HELOC loans decreased $3.3 million or 0.5% from December 31, 2019 to December 31, 2020 due to lower demand and refinancing into first mortgage loans at low, fixed rates.

Consumer loans decreased $65.9 million or 17.6% from December 31, 2019 to December 31, 2020 due to a decreased focus on indirect automobile loans.

Total loan commitments decreased $34.5 million or 1.1% from December 31, 2019 to December 31, 2020. Commitments in the total CRE portfolio decreased approximately $324.3 million or 28.7%, C&I commitments increased $85.0 million or 8.4% and HELOC commitments increased $45.4 million or 6.5%. Lower CRE commitments are the result of lower demand for new construction loans, particularly hospitality-related, during the pandemic.

Geographic Distribution —Wesbanco extends credit primarily within the market areas where it has branch offices or markets adjacent thereto. Loans outside of these markets are generally only made to established customers that have other business relationships with Wesbanco in its markets. Loans outside of Wesbanco’s markets represented approximately 1% of total loans at December 31, 2020 and December 31, 2019, respectively. These loans consist primarily of CRE-improved property loans, residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers, and automobile loans to family members of local customers. Management does not plan to significantly increase out-of-market loans.

The geographic distribution of the loan portfolio, excluding deposit overdraft limits and loans held for sale, is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2020 (1)
	Commercial Real Estate
(percentage of outstandings, rounded to nearest whole percent)	Land and Construction	Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity Lines	Consumer	Total
Upper Ohio Valley MSAs	1%	6%	14%	7%	13%	23%	8%
Morgantown, WV MSA	2	4	1	3	4	6	3
Parkersburg, WV-Marietta, OH MSA	1	1	1	1	3	4	1
Huntington, WV-Ashland, KY MSA	1	3	2	3	3	4	3
Pittsburgh, PA MSA	7	9	11	15	17	11	10
Columbus, OH MSA	35	11	8	10	6	4	11
Western Ohio MSAs	17	11	3	14	11	3	9
Louisville, KY—Jefferson County MSA	16	7	3	4	5	2	6
Lexington, KY—Fayette County MSA	6	7	1	3	3	1	4
Baltimore-Columbia-Towson MD MSA	1	6	3	10	4	3	5
California-Lexington Park MD MSA	—	1	1	1	1	—	1
Frederick-Gaithersburg-Rockville MD MSA	—	—	—	2	2	1	—
Washington-Arlington-Alexandria DC-VA-MD-WV MSA	4	7	41	4	2	1	17
Other West Virginia Locations	3	4	2	6	9	17	3
Other Pennsylvania Locations	—	—	—	1	2	4	1
Other Ohio Locations	5	17	5	7	9	11	12
Other Indiana Locations	—	1	—	1	—	1	1
Other Kentucky Locations	1	4	3	5	6	2	4
Other Maryland Locations	—	—	—	1	—	1	—
Adjacent States & Outside-of-Market	—	1	1	2	—	1	1
Total	100%	100%	100%	100%	100%	100%	100%

(1)	Real estate secured loans are categorized based on the address of the collateral. All other loans are categorized based on the borrower’s address.

The Upper Ohio Valley Metropolitan Statistical Areas (“MSAs”) include the Wheeling, West Virginia and Weirton, West Virginia-Steubenville, Ohio MSAs. Other West Virginia locations include the Fairmont-Clarksburg and Charleston MSAs as well as communities that are not located within an MSA primarily in the northern, central and eastern parts of the state. The western Ohio MSAs include the Dayton-Springfield and the Cincinnati-Middletown MSAs. Other Ohio locations include communities in Ohio that are not located within an MSA, the majority of which are located in southeastern Ohio. Other Indiana locations include communities in Indiana that are not located within an MSA, the majority of which are located in southern Indiana. Other Kentucky locations include the Elizabethtown KY MSA along with other Kentucky locations that are not located within an MSA. Through the acquisition of OLBK, Wesbanco added the Baltimore-Columbia-Towson, MD MSA, Frederick-Gaithersburg-Rockville, MD MSA and Washington DC-Arlington-Alexandria, VA MSA as well as other Maryland locations. Adjacent states include parts of Delaware and Tennessee that are within close proximity to Wesbanco’s markets. Outside-of-market loans consist of loans in all other locations not included in any of the other defined areas and have remained relatively unchanged over the past few years.

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

Commercial loans are monitored for potential concentrations of loans to any one borrower or group of related borrowers. At December 31, 2020, Wesbanco’s legal lending limit to any single borrower or their related interests approximated $248 million. The ten largest commercial relationships combined ranged from $690 million to $725 million during 2020.  There were 13 relationships that exceeded $50 million at December 31, 2020. These large relationships generally consist of more than one loan to a borrower or their related entities. The single largest relationship exposure approximated $113 million at December 31, 2020 and consists of multiple loans to a business relationship in the lodging sector.

Commercial loans, including renewals and extensions of maturity, are approved within a framework of individual lending authorities based on the total credit exposure of the borrower. Loans with credit exposure up to $750,000 are approved by underwriters that are not responsible for loan origination. Loans with credit exposure greater than $750,000 minimally require the approval of a commercial banking executive, and credit exposures greater than $1.5 million require approval of a credit officer that is not responsible for loan origination. In the new Mid-Atlantic market, credit exposures greater than $5 million require approval of a credit committee comprised of senior management in the market and credit officers not responsible for loan origination.  Credit exposures greater than $15 million require approval of a centralized credit committee comprised of executive management, directors, and certain other non-voting qualified persons that are not responsible for loan origination. Underwriters and credit officers do not receive incentive compensation based on loan origination volume. Commercial banking executives receive incentive compensation based on multiple factors that include loan origination, net growth in outstanding loan balances, fees, credit quality and portfolio administration requirements.

CRE – land and construction consists of loans to finance land for development, investment, use in a commercial business enterprise, agricultural or minerals extraction, construction of residential dwellings for resale, multi-family apartments and other commercial buildings that may be owner-occupied or income generating investments for the owner. Construction loans generally are made only when Wesbanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan or the loan is expected to be repaid from the sale of subdivided property. However, even if Wesbanco has a takeout commitment, construction loans are underwritten as if Wesbanco will retain the loan upon completion of construction. In recent years, due to the low interest rate environment and low property capitalization rates, many construction loans that did not have a takeout commitment when the loan originated have been sold or refinanced in the secondary market immediately upon completion of construction, at times, resulting in significant unscheduled loan payoffs.

CRE – land and construction loans require payment of interest-only during the construction period, with initial terms ranging from six months up to three years for larger, multiple-phase projects, such as residential housing developments and large scale commercial projects. Interest rates are often fully-floating based on an appropriate index, but may be structured in the same manner as the interest rate that will apply to the permanent loan upon completion of construction. Interest during the construction period is typically included in the project costs and therefore is often funded by loan advances. Advances are monitored to ensure that the project is at the appropriate stage of completion with each advance and that interest reserves are not exhausted prior to completion of the project. In the event a project is not completed within the initial term, the loan is re-underwritten at maturity, but interest beyond the initial term must be paid by the borrower and in some instances an additional interest reserve is required as a condition of extending the maturity. Upon completion of construction, the loan is converted to permanent financing and reclassified to CRE—improved property.

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

CRE – improved property loans generally require monthly principal and interest payments based on amortization periods ranging from ten to twenty-five years depending on the type, age and condition of the property. Loans with amortization periods exceeding twenty years typically also have a maturity date or call option of ten years or less. Interest rates are generally adjustable after a fixed period ranging from one to five years based on an appropriate index of comparable duration. Interest rates may also be fixed for longer than five years and certain loans from acquisitions may have longer initial fixed rate terms. For certain larger loans, the borrower may be required to enter into an interest rate derivative contract that converts Wesbanco’s rate to an adjustable rate.

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

Commercial lines and letters of credit are generally categorized as C&I but may also be categorized as CRE—improved property loans or CRE—land and construction if they are secured primarily by real estate. Lines of credit typically require payment of interest-only with principal due on demand or at maturity. Interest rates on lines of credit are generally fully-adjustable based on an appropriate short-term index. Letters of credit typically require a periodic fee with principal and interest due on demand in the event the beneficiary of the letter requests an advance on the commitment. Lines of credit may also include a fee based on the amount of the line that is not advanced. Lines and letters of credit are generally renewable or may be cancelled annually by Wesbanco, but may also be committed for up to three years for certain small business lines and certain letters of credit. Letters of credit may also require Wesbanco to notify the beneficiary within a specified time in the event Wesbanco does not intend to renew or extend the commitment.

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2020
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Commercial real estate:
Land and construction	$61,242	$45,393	$36,166	$142,801	$118,051	$270,971	$136,454	$525,476
Improved property	233,329	915,237	491,938	1,640,504	226,260	712,175	2,458,176	3,396,611
Commercial and industrial	67,821	1,205,254	223,566	1,496,641	300,547	237,969	372,281	910,797
Total commercial loans	$362,392	$2,165,884	$751,670	$3,279,946	$644,858	$1,221,115	$2,966,911	$4,832,884

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

Repayment of owner-occupied loans must come from the cash flow generated by the occupant’s commercial business. Therefore, the primary factors that are considered in underwriting owner-occupied CRE and C&I loans are the debt service coverage calculation, the historical and projected earnings, cash flow, capital resources, liquidity and leverage of the business. Other factors that are considered for their potential impact on repayment capacity include the borrower’s industry, competitive advantages and disadvantages, demand for the business’ products and services, business model viability, quality, experience and depth of management, and external influences that may impact the business such as general economic conditions and social or political changes.

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

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by Wesbanco credit policy or banking regulations, which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $96 million or 6% of the Bank’s total risk-based capital at December 31, 2020, compared to $113 million or 8% at December 31, 2019. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special-use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. Loans secured by bank deposit accounts and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly to ensure they remain appropriately margined. The total of C&I exposure secured by bank deposit accounts and marketable securities approximated $297 million at December 31, 2020 compared to $281 million at December 31, 2019. Unsecured C&I loans, which represent the highest risk, approximated $1,002 million at December 31, 2020, compared to $251 million at December 31, 2019. Of the unsecured total at December 31, 2020, $726 million are SBA-guaranteed PPP loans.  Unsecured credit is only extended to those borrowers that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. The single largest unsecured exposure is $5.5 million. Collateral other than real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection or verification by Wesbanco. Approximately $198 million or 12% of C&I exposure (excluding PPP loans) at December 31, 2020 is secured solely by accounts receivable and inventory, compared to $199 million or 7.8% at December 31, 2019. Another $255 million or 15% of C&I exposure (excluding PPP loans) is secured by equipment or motorized vehicles at December 31, 2020, compared to $301 million or 11.9% at December 31, 2019. The remainder of the C&I portfolio is secured by multiple types of collateral, which at times includes real estate that is taken as collateral for reasons other than its value.

Most commercial loans are originated directly by Wesbanco. Participation in loans originated by other financial institutions represents $568 million or 5.7% of total commercial loan exposure at December 31, 2020 compared to $513 million or 5.5% at December 31, 2019. Included in this total are Shared National Credits of $15 million at December 31, 2020 and $46 million at December 31, 2019. Shared National Credits are defined as loans in excess of $100 million that are financed by three or more lending institutions. Wesbanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution.

The commercial portfolio is monitored for potential concentrations of credit risk including by market, CRE property type, C&I industry, loan type and loans affected by similar external factors.

Beginning in 2001 and revised in 2013, banks of a certain size are required to track C&I loan transactions designated as Highly Leveraged Transactions (“HLTs”).  Loans that meet the criteria must be of a certain size, for the purpose of a buyout, acquisition or capital distributions and meet certain leverage ratios.  As of December 31, 2020, Wesbanco had $38.5 million or 0.4% of total commercial loan exposure designated as HLTs, as compared to $43.5 million or 0.3% as of December 31, 2019.

Due to fluctuations in energy prices, the bank closely monitors its energy portfolio. At December 31, 2020, total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $60 million or 0.6% of the total commercial loan portfolio, as compared to $67 million or 0.7% of the total commercial loan portfolio at December 31, 2019. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $113 million in exposure or 1.1% of the total loan portfolio, as compared to $94 million or 0.9% of the total loan portfolio at December 31, 2019. Lodging properties located in the shale gas areas that may be impacted by a reduction in shale gas activities represent an additional $130 million of exposure at December 31, 2020, as compared to $119 million at December 31, 2019.  The increase is due to the reclassification of two hotels in first quarter of 2020, as drilling activity expanded, and does not represent an overall increase in lodging exposure.

TABLE 14. COMMERCIAL EXPOSURE BY INDUSTRY

	December 31, 2020
	Land and Construction		Improved Property		Commercial and Industrial		PPP
(in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Loan Balance	Total Loan Balance	Total Exposure	% of Capital (1)
Agriculture and farming	$19,008	$1,561	$3,075	$848	$8,311	$5,642	$2,620	$33,014	$41,065	2.4
Energy	1,515	—	42,160	1,649	94,168	88,641	9,043	146,886	237,176	14.1
Construction	94,129	77,627	139,310	33,388	161,554	169,724	136,709	531,702	812,441	48.2
Manufacturing	130	7,004	89,291	13,830	149,991	122,682	64,921	304,333	447,849	26.6
Wholesale and distribution	197	3	44,414	1,537	117,603	72,092	29,180	191,394	265,026	15.7
Retail	3,074	5,193	271,660	6,982	98,296	70,490	36,846	409,876	492,541	29.2
Transportation and warehousing	14,493	4,342	67,245	16,679	40,346	16,353	21,320	143,404	180,778	10.7
Information and communications	1,124	476	10,455	121	7,764	8,360	3,740	23,083	32,040	1.9
Finance and insurance	559	108	12,507	3,421	92,150	128,485	9,931	115,147	247,161	14.7
Equipment leasing	—	—	21,423	432	52,971	29,334	11,785	86,179	115,945	6.9
Real estate - 1-4 family	2,960	1,700	290,304	10,487	54,106	4,653	—	347,370	364,210	21.6
Real estate - multi-family	283,075	195,324	479,543	29,577	12,212	1	—	774,830	999,732	59.3
Real estate - other retail	1,894	1,206	244,936	4,022	5,396	5	—	252,226	257,459	15.3
Real estate - shopping center	5,884	6,656	284,655	8,467	1,971	—	—	292,510	307,633	18.3
Real estate - office building	22,106	6,866	528,828	18,114	10,549	2,480	—	561,483	588,943	34.9
Real estate - commercial/manufacturing	3,638	1,937	365,682	11,568	11,130	1	—	380,450	393,956	23.4
Real estate - residential buildings	49,830	68,166	128,883	17,648	27,370	16,681	6,612	212,695	315,190	18.7
Real estate - other	49,994	39,276	431,984	40,073	48,955	27,935	7,327	538,260	645,544	38.3
Services	2,476	1,229	198,897	9,058	166,649	106,546	118,124	486,146	602,979	35.8
Schools and education services	21,490	2,530	34,291	509	98,877	15,349	7,437	162,095	180,483	10.7
Healthcare	40,236	60,396	348,807	7,567	127,970	61,450	80,523	597,536	726,949	43.1
Entertainment and recreation	1,225	2,709	50,259	1,332	13,893	5,536	8,650	74,027	83,604	5.0
Hotels	8,549	10,123	711,758	17,002	5,086	2,542	12,099	737,492	767,159	45.5
Other accommodations	285	6,961	32,671	318	4,106	381	566	37,628	45,288	2.7
Restaurants	1,780	2,080	100,865	4,242	62,496	22,160	37,889	203,030	231,512	13.7
Religious organizations	1,488	4,193	79,091	2,481	38,129	21,282	7,718	126,426	154,382	9.2
Government	34,056	2,800	17,028	642	128,984	34,880	4,838	184,906	223,228	13.2
Unclassified	3,082	5,778	7,093	26,322	40,149	62,764	108,378	158,702	253,566	15.0
Total commercial loans	$668,277	$516,244	$5,037,115	$288,316	$1,681,182	$1,096,449	$726,256	$8,112,830	$10,013,839	594.1

(1)	Represents Bank’s total risk-based capital.

Multi-family apartments represent the single largest category of commercial loans. Multi-family apartment exposure increased 25.8% from $794 million at December 31, 2019 to $1,000 million at December 31, 2020. This exposure represents 59.3% of total risk-based capital at December 31, 2020, up from 53.0% at December 31, 2019. Approximately 54% of the total multi-family exposure is for new construction projects, many of which are expected to be refinanced in the secondary market over the next 24 months. During 2020, a number of properties were refinanced in the secondary market shortly after completion and prior to stabilization. These early payoffs enabled Wesbanco to continue to finance new multi-family projects throughout our market. The central Ohio market represents approximately 33% of the total multi-family apartment exposure as of December 31, 2020, compared to 28% at December 31, 2019, and the Maryland market represents approximately 15% of the total multi-family apartment exposure as of December 31, 2020, compared to 12% as of December 31, 2019. The Louisville KY market was the next largest market in 2020 at 10%.

Construction represents the second largest category of commercial loan exposure of $812 million. Construction exposure increased 2.2% from December 31, 2019 to December 31, 2020. This represents 48.2% of total risk-based capital at December 31, 2020, compared to 53.0% at December 31, 2019. Construction-coded loans are broken down between 1-4 family homes built for sale, lot development and general trade.   Approximately 30% of the construction exposure is in the Maryland market and 17% is located in the upper Ohio Valley market.

Lodging represents the third largest category of commercial exposure with total exposure of $767 million.  Due to the pandemic’s effect on the lodging industry, the Bank is closely monitoring this portfolio. Lodging exposure increased 11.2% from December 31, 2019 to December 31, 2020. This category represents 45.5% of risk-based capital, compared to 46.1% at December 31, 2019.  Approximately 40% of lodging exposure is held in the Maryland markets and approximately 18% is held in central Kentucky.

Healthcare represents the fourth largest category of commercial exposure with total exposure of $727 million. Healthcare exposure increased 11.4% from December 31, 2019 to December 31, 2020. This category represents 43.1% of risk-based capital, compared to 43.5% at

December 31, 2019.  Approximately 26% of healthcare exposure is in central Ohio market, 18% in the upper Ohio Valley market and 16% in Maryland market.

Real estate—other represents the fifth largest category of commercial exposure with total exposure of $646 million. Real estate—other exposure decreased 8.1% from December 31, 2019 to December 31, 2020. This category represents 38.3% of risk-based capital, compared to 46.9% at December 31, 2019.  Real estate – other consists of property types such as box stores, eating facilities and mixed use.  Approximately 38% of the exposure is held in the Maryland market, 14% in the Pittsburgh/western PA market and 10% in the Lexington/central Kentucky market.

Services represents the sixth largest category of commercial exposure with total exposure of $603 million. Services increased 17.9% from December 31, 2019 to December 31, 2020. This category represents 35.8% of risk-based capital, compared to 34.1% at December 31, 2019.  Approximately 29% of the exposure is held in the Maryland market and 28% is held in the upper Ohio Valley market.

In addition to the methods in which Wesbanco monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of bank total risk-based capital. Loan balances used to determine compliance are based upon Call Report instructions and therefore do not necessarily match the balances displayed in Table 14. The first tier measures loans for land, land development, residential and commercial construction. This tier totals $768 million or 45.5% of total risk-based capital at December 31, 2020, compared to $792 million or 52.9% at December 31, 2019. The regulatory guidance for the first tier is 100% of total risk-based capital. The second tier measures loans included in the first tier plus multi-family apartments and other commercial investment property. This tier totals $4,229 million or 250.9% of total risk-based capital at December 31, 2020, compared to $4,019 million or 268.2% at December 31, 2019. The regulatory guidance for the second tier is 300% of total risk-based capital. The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. Total CRE exposure increased $2,056 million or 90.6% for the thirty-six month period ended December 31, 2020, primarily from acquisition-related growth. Management believes that although the bank is above the 50% threshold, portfolio credit quality and our internal risk management practices mitigate the risk of continued CRE lending.

Basel III requires banks to identify High Volatility Commercial Real Estate (“HVCRE”) loans in their portfolios. These loans are subject to 150% weighting in the risk-based capital calculation, effective January 1, 2015. These regulations require, among other things, that investment CRE loans for acquisition, development or construction that are not in permanent amortizing loan status, meet the statutory LTV guidelines, have a minimum contributed equity of 15% in cash, marketable securities or contributed land at appraised value, and the loan documentation must contain a requirement that the initial capital injection remain in the project until the loan has converted to permanent financing or is paid in full. Changes to the law in May, 2018 eliminated certain CRE loan categories from being subject to the regulation, such as owner-occupied, changed contributed land value from cost to appraised value for the equity component and required only the initial capital to meet the 15% threshold remain in the project. The bank has approximately $169 million in HVCRE exposure representing 2.6% of total CRE exposure and 10.1% of total risk-based capital at December 31, 2020. This compares to $335 million in HVCRE exposure representing 4.9% of total CRE exposure and 22% of total risk-based capital at December 31, 2019. A portion of these loans are classified as HVCRE primarily for legal documentation reasons, rather than contributed equity being less than 15%.

TABLE 15. COMMERCIAL LOANS UNDER DEFERRAL BY INDUSTRY

	December 31, 2020
	Land and Construction		Improved Property		Commercial and Industrial				Percent Modified
(in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Total Loan Balance	Total Exposure	Balance	Exposure
Manufacturing	$—	$—	$—	$—	$1,470	$—	$1,470	$1,470	0.5%	0.3%
Real estate - 1-4 family	—	—	32	—	—	—	32	32	0.0%	0.0%
Real estate - office building	—	—	196	—	—	—	196	196	0.0%	0.0%
Services	—	—	844	—	—	—	844	844	0.2%	0.1%
Entertainment and recreation	—	—	113	—	—	—	113	113	0.2%	0.1%
Hotels	—	—	149,503	216	—	—	149,503	149,719	20.3%	19.5%
Restaurants	—	—	992	—	1,162	—	2,154	2,154	1.1%	0.9%
Government	—	—	—	—	166	—	166	166	0.1%	0.1%
Total modified commercial loans	$—	$—	$151,680	$216	$2,798	$—	$154,478	$154,694	1.9%	1.5%

Under the CARES Act, Wesbanco modified a total of 3,550 loans totaling $2.2 billion in 2020, of which a total of $171.1 million, representing 1.6% of total portfolio loans were in their deferral period as of December 31, 2020.  These deferrals consisted of $154.5 million of commercial loans, representing 1.9% of the commercial loan portfolio, with a majority of the other deferrals occurring in the residential real estate portfolio. Another $99.1 million had payment terms modified to provide in the majority of cases principal relief during 2021 in return for an enhancement in terms. Changes could include an increase in floor rates, an increase in guarantors and a change in covenants. None of the aforementioned loans were delinquent as of December 31, 2020. Wesbanco met the needs of the communities it serves by providing appropriate relief tailored to the individual needs of the customer, ranging from three months of interest-only for those minimally impacted, up to and including full principal and interest deferral for six months for those significantly impacted, while also providing additional tailored relief to the hospitality industry where appropriate.  The relief was provided in as many as three phases depending on the circumstances.

On August 3, 2020, the joint federal regulatory agencies issued a statement, “Joint Statement on Additional Loan Accommodations Related to COVID-19”. This statement provides financial institutions with considerations for certain customers nearing the end of their COVID-19 loan deferral period noted above.  In the fourth quarter of 2020, Wesbanco offered up to an additional twelve months of deferred payments to certain commercial loan customers, predominantly in the hospitality industry, based on specific criteria related to the borrower, the underlying property and the potential for guarantors/co-borrowers. For loan modifications permitted under the CARES Act and the joint interagency guidance, there were $149.5 million or 8.9% of total risk-based capital of hotel loans in deferral as of December 31, 2020. These modifications made for the hotel customers provided up to 12 months of interest-only payments.  A minority of those loans had deferment of principal and interest for up to three months before reverting to interest-only payments for the remaining nine months.  As a part of the modifications, a provision was included that certain financial tests would be completed quarterly during 2021, and should the customer meet certain ratios, a return to the original payment terms would recommence.

TABLE 16. COMMERCIAL LOANS UNDER DEFERRAL BY MODIFICATION TYPE

	December 31, 2020
	Three Months Principal & Interest Plus Three Months Principal Only Deferral	Three Months Principal & Interest Deferral	Six Months Principal & Interest Deferral	Phase Three Deferral
(in thousands)	Loan Balance	Loan Balance	Loan Balance	Loan Balance	Total Loan Balance
Manufacturing	$1,470	$—	$—	$—	1,470
Real estate - 1-4 family	32	—	—	—	32
Real estate - office building	—	196	—	—	196
Services	—	844	—	—	844
Entertainment and recreation	113	—	—	—	113
Hotels	—	—	—	149,503	149,503
Restaurants	—	—	2,154	—	2,154
Government	—	166	—	—	166
Total modified commercial loans	$1,615	$1,206	$2,154	$149,503	$154,478

Retail Loans —Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. This group is comprised of residential real estate loans, home equity lines of credit and consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $17 million of 1-to-4 family rental properties at December 31, 2020, a decrease from approximately $19 million at December 31, 2019. Wesbanco originates residential real estate loans for its portfolio as well as for sale in the secondary market. Portfolio loans also include loans to finance vacant land upon which the owner intends to construct a dwelling at a future date. Except for construction loans that require interest-only payments during the construction period, portfolio loans require monthly principal and interest payments to amortize the loan with terms up to thirty years. Construction periods range from six to twelve months, but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a dwelling. Interest rates on portfolio loans may be fixed for up to thirty years. Adjustable rate loans are based primarily on the Treasury Constant Maturity index and can adjust annually or in increments up to 15 years, although most 30 and 15 year fixed-rate originations are sold into the secondary market.

HELOC loans are secured by first or second liens on a borrower’s primary residence or second home. HELOCs are generally limited to an amount which when combined with the first mortgage on the property, if any, does not exceed 90% of the market value. Maximum LTV ratios are also tiered based on the amount of the line and the borrower’s credit history. Most HELOCs originated prior to 2005 are available for draws by the borrower for up to fifteen years, at which time the outstanding balance is converted to a term loan requiring monthly principal and interest payments sufficient to repay the loan in not more than seven years. Most HELOCs originated from 2005 through 2013 are available to the borrower for an indefinite period as long as the borrower’s credit characteristics do not materially change, but may be cancelled by Wesbanco under certain circumstances. Generally, lines originated since 2013 have a 15 year draw period, a ten-year repayment period and also give borrowers the option to convert portions of the balance of their line into an installment loan requiring monthly principal and interest payments, with availability to draw on the line restored as the installment portions are repaid.

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

TABLE 17. MATURITIES OF RETAIL LOANS

	December 31, 2020
	Fixed Rate Loans				Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years	Total
Residential real estate	$21,954	$74,743	$457,739	$554,436	$132	$17,475	$1,148,918	$1,166,525
Home equity lines of credit	477	11,636	19,866	31,979	11,654	63,157	539,597	614,408
Consumer	6,327	223,117	44,182	273,626	3,404	12,964	19,061	35,429
Total retail loans	$28,758	$309,496	$521,787	$860,041	$15,190	$93,596	$1,707,576	$1,816,362

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

Most retail loans are originated directly by Wesbanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods. Wesbanco performs its own customary credit evaluation and underwriting before purchasing indirect loans. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from Wesbanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws. Indirect consumer loans represented $179 million or 58% of consumer loans at December 31, 2020 compared to $223 million or 57% at December 31, 2019.

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

Banks that have been acquired by Wesbanco serviced some of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, Wesbanco continues to service these loans. As of December 31, 2020 and 2019, Wesbanco serviced loans for others aggregating approximately $21 million and $175 million, respectively. The unamortized balance of mortgage servicing rights related to these loans is approximately $0.1 million and $0.2 million at December 31, 2020 and 2019, respectively, as mortgage servicing rights from the FFKT acquisition totaling approximately $1.2 million were sold in 2020.

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

TABLE 18. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDR LOANS

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of Loan Bal	Amount	% of Loan Bal	Amount	% of Loan Bal	Amount	% of Loan Bal	Amount	% of Loan Bal
90 days or more:
Commercial real estate— land and construction	$288	0.04	$26	—	$—	—	$—	—	$—	—
Commercial real estate— improved property	2,713	0.05	4,709	0.10	175	0.01	243	0.01	318	0.01
Commercial and industrial	1,899	0.08	1,793	0.11	13	0.00	20	0.00	229	0.02
Residential real estate	2,863	0.17	3,643	0.19	2,820	0.17	1,113	0.08	1,922	0.14
Home equity lines of credit	706	0.11	985	0.15	705	0.12	742	0.14	626	0.12
Consumer	377	0.12	457	0.12	364	0.11	608	0.18	644	0.16
Total 90 days or more	8,846	0.08	11,613	0.11	4,077	0.05	2,726	0.04	3,739	0.06
30 to 89 days:
Commercial real estate— land and construction	2,858	0.43	650	0.08	1,412	0.27	172	0.04	—	—
Commercial real estate— improved property	8,948	0.18	15,256	0.31	4,439	0.13	316	0.01	747	0.03
Commercial and industrial	6,540	0.27	5,312	0.32	878	0.07	721	0.06	1,522	0.14
Residential real estate	7,490	0.44	8,183	0.44	6,542	0.41	4,392	0.32	6,080	0.44
Home equity lines of credit	2,754	0.43	3,558	0.55	3,344	0.56	2,281	0.43	2,949	0.58
Consumer	3,006	0.97	3,371	0.90	2,954	0.91	3,290	0.97	4,731	1.19
Total 30 to 89 days	31,596	0.29	36,330	0.35	19,569	0.26	11,172	0.18	16,029	0.26
Total 30 days or more	$40,442	0.37	$47,943	0.47	$23,646	0.31	$13,898	0.22	$19,768	0.32

Loans past due 30 days or more and accruing interest and not reported as TDRs decreased $7.5 million, representing 0.37% of total loans at December 31, 2020 as compared to 0.63% at December 31, 2019. The decrease in the 30-89 day category was primarily from the acquired OLBK CRE portfolio as the Bank applied its own collection practices to OLBK’s delinquent loans. The overall low level of delinquency is the result of management’s continued focus on sound initial underwriting, timely collection of loans at their earliest stage of delinquency and fully integrating the acquired OLBK portfolio.

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

Table 19 summarizes non-performing assets.

TABLE 19. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
TDRs accruing interest:
Commercial real estate—land and construction	$—	$—	$—	$—	$—
Commercial real estate—improved property	655	1,321	880	1,650	1,618
Commercial and industrial	111	191	168	128	152
Residential real estate	2,779	3,477	4,185	4,321	5,311
Home equity lines of credit	363	411	426	407	473
Consumer	19	31	85	65	92
Total TDRs accruing interest	3,927	5,431	5,744	6,571	7,646
Non-accrual loans:
Commercial real estate—land and construction	469	580	—	239	766
Commercial real estate—improved property	9,494	6,815	8,413	13,318	9,535
Commercial and industrial	3,302	14,313	3,260	2,958	4,299
Residential real estate	17,925	16,867	13,831	14,661	12,994
Home equity lines of credit	5,345	5,903	4,610	4,762	3,538
Consumer	345	435	586	887	652
Total non-accrual loans	36,880	44,913	30,700	36,825	31,784
Total non-performing loans	40,807	50,344	36,444	43,396	39,430
Real estate owned and repossessed assets	549	4,178	7,265	5,297	8,346
Total non-performing assets	$41,356	$54,522	$43,709	$48,693	$47,776
Non-performing loans as a percentage of total portfolio loans	0.38%	0.49%	0.48%	0.68%	0.63
Non-performing assets as a percentage of total assets	0.25	0.35	0.35	0.50	0.49
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	0.38	0.53	0.57	0.77	0.76

Accruing TDRs decreased $1.5 million or 27.7% from December 31, 2019 to December 31, 2020. There were no TDRs greater than $1 million or more at December 31, 2020 or 2019. Accruing TDRs are not concentrated in any industry, property or type of loan; however, retail loans represent 80.5% at December 31, 2020, compared to 72.2% December 31, 2019. This includes loans that were discharged in Chapter 7 bankruptcy in the current or prior year; however, the borrower has not yet made payments for at least six consecutive months after the discharge.

Non-accrual loans decreased $8.0 million or 17.9% from December 31, 2019 to December 31, 2020 primarily from one relationship in the manufacturing industry paying off their loans. Approximately $1.8 million or 5.0% of total non-accrual loans at December 31, 2020 also have restructured terms that would require them to be reported as a TDR if they were accruing interest, compared to $1.4 million or 3.2% of the total at December 31, 2019.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due as of December 31, 2019, as well as other requirements. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. As of December 31, 2020, Wesbanco has offered three to twelve months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic, depending on the type of loan and the industry-type for commercial loans.  None of these loans are considered delinquent as of December 31, 2020. Total deferred interest as of December 31, 2020 was $25.6 million, which is located within accrued interest receivable on the balance sheet.

REO and repossessed assets decreased $3.6 million or 86.9% from December 31, 2019 to December 31, 2020. Wesbanco seeks to minimize the period for which it holds REO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral. The average holding period of REO approximated 18 months at December 31, 2020 compared to eight months at December 31, 2019. This longer holding period factors in the complex sale of one commercial property from a prior 2012 acquisition. Repossessed assets are generally sold at auction within 60 days after repossession. Income (expenses) associated with owning REO and repossessed assets charged to other expenses were $0.1 million for 2020 compared to $(0.4) million for 2019. Net gains or losses on the disposition of REO and repossessed assets are credited or charged to non-interest income and approximated $316 thousand of net gains in 2020 and $167 thousand of net gains in 2019.

Criticized and Classified Loans —Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a description of internally-assigned risk grades for commercial loans and a summary of loans by grade. Wesbanco’s criticized loans are currently protected, but have weaknesses, which if not corrected, may be inadequately protected at some future date. Classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans and most commercial TDRs; however, TDRs may be upgraded after the borrower has repaid the loan in accordance with the restructured terms for a period of time, but such loans would generally continue to be reported as TDRs regardless of their grade. Criticized and classified loans totaled $494.9 million or 6.1% of total commercial loans at December 31, 2020, compared to $222.5 million or 3.0% at December 31, 2019. The increase is primarily due to third and fourth quarter net downgrades of $209.9 million of hospitality loans as a result of reduced occupancy and debt service coverage from the current pandemic-driven environment.

Charge-offs and Recoveries — Total charge-offs decreased $0.1 million or 1.0% to $12.5 million, while total recoveries increased $0.4 million to $5.5 million, resulting in a decrease of $0.5 million in net charge-offs for 2020 compared to 2019. The total net loan charge-off rate of 0.06% of average loans at December 31, 2020, compared to 0.09% at December 31, 2019, is consistent with continued overall low levels of non-performing loans, which were limited due to CARES Act assistance from the SBA’s PPP program and the ability to treat certain loan modifications as non-TDRs during 2020. Table 20 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 20. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Charge-offs:
Commercial real estate—land and construction	$51	$107	$137	$72	$73
Commercial real estate—improved property	1,747	3,867	1,090	2,381	1,886
Commercial and industrial	3,727	1,816	1,830	2,669	3,070
Residential real estate	1,415	1,276	1,435	1,064	937
Home equity lines of credit	969	1,213	1,193	1,221	397
Consumer	3,615	2,719	3,508	3,989	3,606
Total loan charge-offs	11,524	10,998	9,193	11,396	9,969
Deposit account overdrafts	1,011	1,659	1,374	1,293	884
Total charge-offs	12,535	12,657	10,567	12,689	10,853
Recoveries:
Commercial real estate—land and construction	92	271	409	100	5
Commercial real estate—improved property	796	752	1,293	533	1,543
Commercial and industrial	1,457	1,104	1,100	938	320
Residential real estate	640	365	439	339	445
Home equity lines of credit	501	428	914	230	274
Consumer	1,574	1,743	2,100	1,823	1,485
Total loan recoveries	5,060	4,663	6,255	3,963	4,072
Deposit account overdrafts	426	410	379	353	225
Total recoveries	5,486	5,073	6,634	4,316	4,297
Net charge-offs	$7,049	$7,584	$3,933	$8,373	$6,556
Net (recoveries) charge-offs as a percentage of average loans:
Commercial real estate—land and construction	(0.01)%	(0.03)%	(0.06)%	—%	0.02
Commercial real estate—improved property	0.02	0.90	(0.01)	0.08	0.02
Commercial and industrial	0.10	0.05	0.06	0.15	0.31
Residential real estate	0.04	0.06	0.07	0.05	0.04
Home equity lines of credit	0.07	0.13	0.05	0.19	0.03
Consumer	0.60	0.29	0.43	0.60	0.53
Total net loan charge-offs	0.06	0.09	0.06	0.13	0.12

ALLOWANCE FOR CREDIT LOSSES

On January 1, 2020, Wesbanco adopted CECL, which resulted in a $41.4 million increase to the allowance for credit losses. Of the $41.4 million, $38.4 million related to the loan portfolio and $3.0 million related to loan commitments. The effect on retained earnings (tax-effected) was $26.6 million.

As of December 31, 2020, the total allowance for credit losses – loans and commitments was $195.3 million of which $185.8 million relates to loans and $9.5 million relates to loan commitments. The allowance for credit losses – loans is 1.72% of total portfolio loans as of December 31, 2020, compared to 0.51% as of December 31, 2019, when the allowance for loan losses (prior to the adoption of CECL) was $52.4 million. Excluding PPP loans of $726.3 million, the allowance for credit losses – loans is 1.85% of total portfolio loans. There is no allowance on PPP loans due to their government guarantee by the SBA.

The allowance for credit losses - loans individually-evaluated increased $6.2 million from December 31, 2019 to December 31, 2020 due to PCD loans acquired from the OLBK acquisition. The allowance for credit losses-loans collectively-evaluated increased from December 31, 2019 to December 31, 2020 by $127.2 million, which includes $31.7 million related to the adoption of CECL as of January 1, 2020.

The allowance for credit losses - loan commitments was $9.5 million at December 31, 2020 as compared to $0.9 million as of December 31, 2019, and is included in other liabilities on the Consolidated Balance Sheets. The allowance for credit losses - loan commitments includes a $3.0 million adjustment related to the adoption of CECL as of January 1, 2020.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for credit losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of December 31, 2020, the forecast was based upon a blend of two nationally-recognized published economic forecasts through December 31, 2020, and is primarily driven by national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at year end, was projected to peak at 6.6% in the first quarter of 2021, and subsequently decrease to an average of 6.2% over the remainder of the forecast period. The calculation utilized a one-year reversion period back to the Company’s historical loss rate by loan classification.  Included in the qualitative factors were COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration.

If forecasted projections of national unemployment remain consistent with the forecast utilized by Wesbanco as of December 31, 2020 throughout next year, this may result in less significant future quarterly increases in the allowance for credit losses, assuming other model variables remain relatively constant.

Table 21 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

TABLE 21. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance at beginning of year:
Allowance for credit losses - loans	$52,429	$48,948	$45,284	$43,674	$41,710
Allowance for credit losses - loan commitments	874	741	574	571	613
Total beginning allowance for credit losses - loans and loan commitments	53,303	49,689	45,858	44,245	42,323
Impact of adopting ASC 326	41,442	—	—	—	—
Provision for credit losses:
Provision for loan losses	101,960	11,065	7,597	9,983	8,520
Provision for loan commitments	5,685	133	167	3	(42)
Total provision for credit losses - loans and loan commitments	107,645	11,198	7,764	9,986	8,478
Net charge-offs:
Total charge-offs	(12,535)	(12,657)	(10,567)	(12,689)	(10,853)
Total recoveries	5,486	5,073	6,634	4,316	4,297
Net charge-offs	(7,049)	(7,584)	(3,933)	(8,373)	(6,556)
Balance at end of year:
Allowance for credit losses - loans	185,827	52,429	48,948	45,284	43,674
Allowance for credit losses - loan commitments	9,514	874	741	574	571
Total ending allowance for credit losses - loans and loan commitments	$195,341	$53,303	$49,689	$45,858	$44,245
Allowance for credit losses - loans as a percentage of total portfolio loans	1.72%	0.51%	0.64%	0.71%	0.70%
Allowance for credit losses - loans to non-accrual loans	5.04x	1.17x	1.59x	1.23x	1.37x
Allowance for credit losses - loans to total non-performing loans	4.55x	1.04x	1.34x	1.04x	1.11x
Allowance for credit losses - loans to total non-performing loans and loans past due 90 days or more	3.74x	0.85x	1.21x	0.98x	1.01x

The allowance consists of specific reserves for certain individually-evaluated loans, if any, and a general reserve for all other loans. Commercial loans, including CRE and C&I, greater than $1 million in balance that are reported as non-accrual, troubled debt restructuring or that have other unique characteristics are tested individually for potential credit losses.  Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies pertaining to the allowance for credit losses. As a result of the COVID-19 pandemic, there is concern within the banking industry that deferrals are delaying the overall impact of COVID-19 on the loan portfolio.  As such, temporary COVID-19 qualitative factors have been incorporated to recognize increased risk within the portfolio that is not captured by the quantitative output including COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration.

Table 22 summarizes the components of the allowance.

TABLE 22. COMPONENTS OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2020	2019	2018	2017	2016
General allowance	$179,545	$52,305	$48,948	$44,896	$42,797
Specific reserves	6,282	124	—	388	877
Total allowance for loan losses	185,827	52,429	48,948	45,284	43,674
Allowance for loan commitments	9,514	874	741	574	571
Total allowance for credit losses	$195,341	$53,303	$49,689	$45,858	$44,245

The general allowance is comprised of factors based on both historical loss experience and other qualitative factors. The general allowance increased $127.2 million or 243.3% from December 31, 2019 to December 31, 2020 due to the adoption of CECL, changes in macroeconomic factors, changes in portfolio mix and changes in both quantitative and qualitative adjustments. Specific reserves were $6.3 at December 31, 2020, an increase of $6.2 million from December 31, 2019, and the allowance for loan commitments increased $8.6 million from December 31, 2019 to December 31, 2020.

Table 23 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 23. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Allowance for credit losses - loans:
Commercial real estate—land and construction	$10,841	$4,949	$4,039	$3,117	$4,348
Commercial real estate—improved property	110,652	20,293	20,848	21,166	18,628
Commercial and industrial	37,850	14,116	12,114	9,414	8,412
Residential real estate	17,851	4,311	3,822	3,206	4,106
Home equity lines of credit	1,487	4,422	4,356	4,497	3,422
Consumer	6,507	2,951	2,797	3,063	3,998
Deposit account overdrafts	639	1,387	972	821	760
Total allowance for credit losses - loans	185,827	52,429	48,948	45,284	43,674
Allowance for credit losses - loan commitments:
Commercial real estate—land and construction	6,508	235	169	119	151
Commercial real estate—improved property	712	22	33	26	17
Commercial and industrial	1,275	311	262	173	188
Residential real estate	955	15	12	7	9
Home equity lines of credit	45	250	226	212	162
Consumer	19	41	39	37	44
Total allowance for credit losses - loan commitments	9,514	874	741	574	571
Total allowance for credit losses	$195,341	$53,303	$49,689	$45,858	$44,245

Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, specific reserves and management’s judgment with respect to the impact of qualitative factors on each category of loans. A decrease in the allowance for a particular loan category generally reflects either lower loan balances, historical loss rates or reductions in non-performing and classified commercial loans. Although the allowance for credit losses is allocated as described in Table 23, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of expected future losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb expected future losses at December 31, 2020.

DEPOSITS

TABLE 24. DEPOSITS

	December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Deposits
Non-interest bearing demand	$4,070,835	$3,178,270	$892,565	28.1
Interest bearing demand	2,839,536	2,316,855	522,681	22.6
Money market	1,685,927	1,518,314	167,613	11.0
Savings deposits	2,214,565	1,934,647	279,918	14.5
Certificates of deposit	1,618,510	2,055,920	(437,410)	(21.3)
Total deposits	$12,429,373	$11,004,006	$1,425,367	13.0

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 233 financial centers, as of December 31, 2020, in West Virginia, Ohio, western Pennsylvania, Maryland, Kentucky, and southern Indiana. The FDIC insures all deposits up to $250,000 per account.

Total deposits increased by $1.4 billion or 13.0% in 2020 primarily due to CARES Act funds received, both consumer stimulus-related and from PPP loan proceeds deposited and increased personal savings. Non-interest bearing demand deposits and interest bearing demand deposits increased 28.1% and 22.6%, respectively, while savings deposits and money market deposits increased 14.5% and 11.0%, respectively, due to the aforementioned CARES Act funds received, focused retail and business strategies to obtain more account relationships and customers’ overall preference for shorter-term maturities. Deposit balances were also somewhat impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $65.5 million and $122.7 million for the years ended December 31, 2020 and 2019, respectively. Money market deposits were influenced through Wesbanco’s increased participation in the Insured Cash Sweep (ICS®) money market deposits program. ICS® reciprocal balances totaled $513.9 million at December 31, 2020 compared to $232.2 million at December 31, 2019.

Certificates of deposit decreased $437.4 million primarily due to an overall corporate strategy designed to increase and remix retail deposit relationships and reducing single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco. The decrease was also impacted by lower offered rates on certain maturing certificates of deposit and customer preferences for other non-maturity deposit types. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (“CDARS®”) program. CDARS® balances totaled $42.6 million in outstanding balances at December 31, 2020, of which $0.7 million represented one-way buys, compared to $73.3 million in total outstanding balances at December 31, 2019, of which $11.8 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $381.7 million at December 31, 2020 compared to $524.2 million at December 31, 2019. Certificates of deposit of $100,000 or more were approximately $843.2 million at December 31, 2020 compared to $1.2 billion at December 31, 2019. Certificates of deposit totaling approximately $1.0 billion at December 31, 2020 with a cost of 0.84% are scheduled to mature within the next year. The average rate on certificates of deposit decreased 33 basis points from 1.08% for the year ended December 31, 2019 to 0.75% in 2020, with a similar decrease experienced for jumbo certificates of deposit. Wesbanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which includes offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 25. MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

	December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Maturity:
Within three months	$187,980	$248,596	$(60,616)	(24.4)
Over three to six months	158,421	234,321	(75,900)	(32.4)
Over six to twelve months	208,401	274,709	(66,308)	(24.1)
Over twelve months	288,419	400,545	(112,126)	(28.0)
Total certificates of deposit of $100,000 or more	$843,221	$1,158,171	$(314,950)	(27.2)

Interest expense on certificates of deposit of $100,000 or more totaled approximately $6.4 million, $8.0 million and $8.3 million in 2020, 2019 and 2018, respectively.

BORROWINGS

TABLE 26. BORROWINGS

	December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Federal Home Loan Bank Borrowings	$549,003	$1,415,615	$(866,612)	(61.2)
Other short-term borrowings	241,950	282,362	(40,412)	(14.3)
Subordinated debt and junior subordinated debt	192,291	199,869	(7,578)	(3.8)
Total	$983,244	$1,897,846	$(914,602)	(48.2)

Borrowings are a significant source of funding for Wesbanco in addition to deposits. During 2020, FHLB borrowings decreased $866.6 million from December 31, 2019, as $475.0 million in advances were offset by $1.3 billion in maturities and other principal pay downs from available liquidity. The average cost in 2020 of maturing and paid-off FHLB borrowings was 2.03%, compared to the average cost of 1.38% for new FHLB borrowings in 2020.

Wesbanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. Wesbanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $34.0 million at December 31, 2020, is also pledged as collateral for these advances. Wesbanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2020 and 2019 was estimated to be approximately $4.1 billion and $3.2 billion, respectively.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts and borrowings on a revolving line of credit, decreased $40.4 million to $242.0 million at December 31, 2020, compared to $282.4 million at December 31, 2019. The decrease in these borrowings is primarily due to a $32.9 million decrease in securities sold under agreements to repurchase due to moving certain customer relationships to interest-bearing demand deposits and a $7.5 million decrease in federal funds purchased. At December 31, 2020, there were no outstanding federal funds purchased.

In August 2020, Wesbanco renewed a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. The new revolving line of credit also requires Wesbanco to maintain at all times a consolidated four quarter average return on average assets of > 0.50%, a Texas ratio of less than 25% (broadly defined as the ratio of non-performing assets to tangible common equity and the allowance for loan losses), unencumbered cash and marketable securities of at least $12.0 million, and the maintenance at all times on a consolidated basis and for the Bank a total risk-based capital ratio of > 12.0%, a Tier 1 risk-based capital ratio of > 10.0% and a Tier 1 leverage ratio of > 7.0%. Wesbanco was in compliance with all terms and conditions at December 31, 2020. There was no outstanding balance on the line as of December 31, 2020 or 2019.

CONTRACTUAL OBLIGATIONS

TABLE 27. CONTRACTUAL OBLIGATIONS

		December 31, 2020 (1)
(in thousands)	Footnote Reference	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Deposits without a stated maturity	N/A	$10,810,863	$—	$—	$—	$10,810,863
Certificates of deposit	9	1,000,380	400,724	159,210	58,196	1,618,510
Federal Home Loan Bank borrowings	10	365,002	183,050	882	69	549,003
Other short term borrowings	10	241,950	—	—	—	241,950
Subordinated debt and junior subordinated debt	11	—	—	25,000	167,291	192,291
Future benefit payments under benefit plans (2)(3)	13	6,703	14,191	15,544	247,362	283,800
Director and executive officer retirement plans (2)	N/A	1,501	2,926	2,173	3,405	10,005
Leases / Right of use assets (2)	6	7,368	12,853	10,588	51,255	82,064
Software licenses and maintenance agreements (2)(4)	N/A	6,216	21,585	21,585	27,880	77,266
Limited partnership funding commitments	8	10,796	8,296	1,016	870	20,978
Total		$12,450,779	$643,625	$235,998	$556,328	$13,886,730

(1)	Represents maturities of principal and excludes interest payments.
(2)	These payments are recognized as expense in the income statement when incurred and not necessarily at the time of payment.

(3)

Pension plan assets of $185.7 million were available at December 31, 2020 to absorb the undiscounted future estimated payments to plan participants in the Wesbanco Defined Benefit Pension Plan of which the discounted benefit obligation is $168.4 million at December 31, 2020. In addition to the Wesbanco Defined Benefit Pension Plan, this includes the FFKT Postretirement Medical Benefit Plan, which has no plan assets.

(4)

Software licenses and maintenance agreements included above are not subject to ASC 842, “Leases”. Software licenses and maintenance agreements that are subject to ASC 842 are included in right of use assets on the Consolidated Balance Sheets within premises and equipment.

Significant fixed and determinable contractual obligations as of December 31, 2020 are presented in the table above by due date. The amounts shown do not include future interest payments, accrued interest or other similar carrying value adjustments. Additional information related to each obligation is included in the referenced footnote to the Consolidated Financial Statements.

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

During the first quarter of 2020, Wesbanco extended its contract with its existing core service provider for an additional seven years, which includes upgraded and enhanced technological and digital banking services. The new contract also includes additional products and services, which were previously obtained from various other third-party service providers. It is currently anticipated that such core services will be converted in the third quarter of 2021, and that any one-time charges from various contract terminations will be accounted for as of the date of the termination of any such associated contract. In addition to upgrading and enhancing technology, reflecting the current operating environment and increased utilization of digital services, Wesbanco announced, on August 27, 2020, a plan to accelerate its financial center optimization strategy.  This plan consolidates a total of 25 existing locations and converts two others to drive-up only locations across Indiana, Kentucky, Ohio, Pennsylvania, and West Virginia. Three locations closed in 2020 and the remainder closed in January 2021. Gross cost savings of approximately $6.0 million to $6.5 million are expected to be phased-in during the first half of 2021, with approximately half of the gross cost savings reinvested in enhanced customer-facing technologies and digital services. Staff at the locations being consolidated have been permitted to fill certain open positions at other nearby financial centers, somewhat reducing expected cost savings. For the year ended December 31, 2020, Wesbanco incurred $3.3 million in restructuring charges due to the disposition of assets, lease terminations, severance and other costs associated with the closures.

CAPITAL RESOURCES

Shareholders’ equity increased to $2.8 billion at December 31, 2020 from $2.6 billion at December 31, 2019. Wesbanco issued 6.0 million depositary shares, each representing 1/40th interest in a share of Wesbanco’s 6.75% fixed rate reset non-cumulative perpetual Series A preferred stock with a liquidation preference of $1,000 per share in a registered public offering to both retail and institutional investors. Net proceeds from the transaction after underwriting discounts and offering costs were approximately $144.5 million and are available to support Wesbanco’s obligations, including payments related to outstanding indebtedness, to support the capital needs of the Company and the Bank, and for other general corporate purposes. Additionally, shareholders’ equity was positively impacted by net income during the current year of $122.0 million and a $30.2 million other comprehensive income gain. Such factors were partially offset by the retained earnings effect of the January 1, 2020 CECL adoption totaling $26.6 million, the repurchase of common shares and restricted stock vesting activity totaling $25.3 million, and the declaration of common and preferred shareholder dividends totaling $85.8 million and $2.6 million, respectively, for the year ended December 31, 2020. Other comprehensive income gains for the year ended December 31, 2020 were due to a $28.2 million unrealized gains in the securities portfolio coupled with a $2.0 million unrealized gain in the defined benefit pension plan and other postretirement benefits.

For 2020, common dividends increased to $1.28 per share, or 3.2% on an annualized basis, compared to $1.24 per share in 2019. The common dividend per share payout ratio increased to 72.3% in 2020 from 43.8% in 2019, which is primarily attributable to a decrease in earnings year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 35% to 60%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors. The quarterly dividend was increased again in February 2021 to $0.33 per share, or 3.1%.

On December 19, 2019, Wesbanco’s Board of Directors authorized the adoption of a new stock repurchase plan for the purchase of up to an additional 1.7 million shares of Wesbanco common stock, representing approximately 2.5% of the outstanding shares, from time-to-time on the open market, which is in addition to the existing plan approved by the Board of Directors on October 22, 2015. In the first quarter of 2020, Wesbanco purchased 786,010 shares of its outstanding common stock on the open market at a total cost of $25.0 million, or $31.77 before suspending the share buyback program in early March, in an abundance of caution related to the growing COVID-19 pandemic. At December 31, 2020, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,704,457 shares.

Wesbanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. Wesbanco and its banking subsidiary Wesbanco Bank maintain Tier 1 risk-based, Total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. The Bank paid $64.0 million in dividends to Wesbanco during 2020, or 49% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2020, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $306.3 million from the Bank.  The Bank’s policy is generally to declare dividends up to 90% of its earnings to the parent annually, subject to change, with Board approval.

Wesbanco currently has $192.3 million in subordinated debt and junior subordinated debt on its Consolidated Balance Sheet. For regulatory purposes, the junior subordinated debt and trust preferred securities totaling $130.0 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are accounted for as Tier 2 capital in accordance with current regulatory reporting requirements. In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards effective January 1, 2015 with a phase-in period ending January 1, 2019. The final capital rule establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities as Tier 1 capital issued before May 19, 2010 for bank holding companies under $15 billion, and increases the capital required for certain categories of assets. Wesbanco had $60.1 million of subordinated debt outstanding at December 31, 2020. YCB, acquired by Wesbanco in 2016 and OLBK, acquired by Wesbanco in 2019, issued $25.0 million and $35.1 million in subordinated debt, respectively. The YCB notes were issued at a fixed rate of 6.25%, mature on December 15, 2025, and became callable on December 15, 2020.  Beginning on the call date, the interest rate became a variable rate equal to 3-month LIBOR plus 4.59% with a current rate of 4.81%. The OLBK notes have a fixed rate of 5.625%, mature on August 15, 2026, and are callable on August 15, 2021. The interest rate will become a variable rate equal to three-month LIBOR plus 4.502% on the call date. The YCB notes are considered Tier 2 regulatory capital for Wesbanco and Wesbanco Bank as they were initially issued by the Bank, while the OLBK notes are considered Tier 2 regulatory capital for Wesbanco.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans-to-assets ratio was 64.6% and deposit balances funded 75.7% of total assets at December 31, 2020.

The following table lists the sources of liquidity from assets at December 31, 2020 expected within the next year:

(in thousands)
Cash and cash equivalents	$905,477
Securities with a maturity date within the next year and callable securities	286,304
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	739,468
Loans held for sale	168,378
Accruing loans scheduled to mature	1,272,232
Normal loan repayments	2,693,036
Total sources of liquidity expected within the next year	$6,064,895
(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $12.4 billion at December 31, 2020. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.0 billion at December 31, 2020, which includes jumbo regular certificates of deposit totaling $522.5 million with a weighted-average cost of 1.00%, and jumbo CDARS® deposits of $32.3 million with a weighted-average cost of 0.57%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at December 31, 2020 approximated $4.1 billion, compared to $3.2 billion at December 31, 2019. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At December 31, 2020, the Bank had unpledged available-for-sale securities with an amortized cost of $332.9 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is somewhat limited, as approximately 17.8% of the current available-for-sale portfolio balance is unpledged, due to the pledging agreements that Wesbanco has with their public deposit customers. Public deposit balances have increased significantly through the several acquisitions made since 2015. Wesbanco’s held-to-maturity portfolio currently contains $544.2 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. In addition, except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to utilize for some time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”), whereby Wesbanco pledges certain consumer loans as collateral for borrowings. At December 31, 2020, Wesbanco had a BIC line of credit totaling $186.6 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third-party banks totaling $275.0 million, none of which was outstanding at December 31, 2020, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $242.0 million at December 31, 2020 consisted of callable repurchase agreements and overnight sweep checking accounts for commercial customers. There has been an increase of $24.0 million in the average deposit balances of overnight sweep checking accounts during 2020 primarily from the OLBK acquisition. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $223.2 million in cash on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2020. Wesbanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2020, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $306.3 million from the Bank. Management believes these are appropriate levels of cash for Wesbanco given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $3.0 billion and $3.3 billion at December 31, 2020 and 2019, respectively. On a historical basis, only a small portion of these commitments will result in an outflow of funds. Please refer to Note 19, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. Wesbanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes Wesbanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2020 and that Wesbanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

The earnings sensitivity simulation model projects changes in net interest income resulting from the effects of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, call dates, changes to deposit product betas and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on internally-developed models derived from Bank- specific data, current market rates and economic forecasts, and are internally back-tested and periodically reviewed by a third-party consultant. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results.  In addition, this analysis does not consider actions that management might employ in response to changes in interest rates, as well as changes in earning asset and costing liability balances.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model.  Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period.  The table below indicates Wesbanco’s interest rate sensitivity at December 31, 2020 and December 31, 2019, assuming the above-noted interest rate increases, as compared to a base model.  In the current interest rate environment, particularly for short-term rates, the 100 – 300 basis points decreasing changes for December 31, 2020 and the 200 – 300 basis points decreasing changes for December 31, 2019 are not shown due to the unrealistic and/or negative yield nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest	Percentage Change in Net Interest Income from Base over One Year		ALCO
Rates (basis points)	December 31, 2020	December 31, 2019	Guidelines
+300	15.3%	5.6%	(15.0%)
+200	10.3%	3.9%	(10.0%)
+100	5.5%	2.2%	(7.5%)
-100	N/A	(4.2%)	(7.5%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios.  Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates.  The following table presents these results and Wesbanco’s policy limits as of December 31, 2020 and December 31, 2019. Changes in EVE sensitivity since year-end 2019 relate to the significant decrease in market interest rates, particularly in the latter half of the first quarter of 2020, and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in Interest	Percentage Change in Economic Value of Equity from Base over One Year		ALCO
Rates (basis points)	December 31, 2020	December 31, 2019	Guidelines
+300	13.4%	2.6%	(30.0%)
+200	10.6%	3.4%	(20.0%)
+100	7.1%	4.1%	(10.0%)
-100	N/A	(5.4%)	(10.0%)

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland and various correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, offset mismatches in various asset maturities and manage liquidity.  CDARS® and ICS® deposits also may be utilized for similar purposes for certain customers seeking higher-yielding instruments or maintaining deposit levels below FDIC insurance limits. Significant balance sheet strategies to assist in managing the net interest margin in the current interest rate environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable features;
•	adjusting the percentage of sales of longer-term residential mortgage loan production into the secondary market;
•	managing rates on interest bearing deposits and growing demand deposit account types to increase the relative portion of these account types to total deposits;
•	employing back-to-back loan swaps for certain commercial loan customers desiring a term fixed rate loan equivalent, with the Bank receiving a variable rate;
•	adjusting terms for FHLB short-term maturing borrowings to balance asset/liability mismatches; or paying them off with excess liquidity
•	using CDARS® and ICS® deposit programs to manage funding needs and overall liability mix, and
•	adjusting the size, mix or duration of the investment portfolio as part of liquidity and balance sheet management strategies.

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

In anticipation of the potential discontinuance of the London Interbank Offered Rate (“LIBOR”) at the end of 2021, Wesbanco has created a LIBOR transition committee consisting of members from treasury, commercial Lending, operations, accounting, and legal counsel, that is responsible for investigating and mitigating the risk associated with the transition away from LIBOR. The Committee has divided the Company’s transition efforts into two phases. The first phase addressed immediate concerns regarding new loan originations and included adding additional language to new loans that allows Wesbanco to replace LIBOR with an equivalent rate index and adjust the margin to ensure the resulting all-in interest rate is the same as it previously was using LIBOR. Also included in the first phase was Wesbanco transitioning from the LIBOR swap curve to treasury rates when repricing certain loans and originating new loans. At a future date, Wesbanco will begin to price new floating rate loans to a suitable LIBOR replacement. Wesbanco continues to investigate replacement candidates including the Secured Overnight Financing Rate (“SOFR”), the Ameribor Unsecured Overnight Rate (“AMERIBOR”) and versions thereof. The second phase is transitioning current variable loans tied to LIBOR or on a LIBOR swap curve. Wesbanco is tracking the dollar amount and number of loans tied to LIBOR or the LIBOR swap curve and engaging its legal counsel and primary regulators to ensure the smooth transition away from LIBOR. Additionally, Wesbanco is closely monitoring industry developments including the amendments to the 2006 International Swaps and Derivatives Association (“ISDA”) Master Agreement, the related LIBOR Fallback protocol, Bloomberg’s Fallback Rate SOFR, and recent considerations to delay the cessation of certain LIBOR tenors, including one-month LIBOR, until June 30, 2023.

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

Wesbanco’s management assessed the effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Based on the assessment, management determined that, as of December 31, 2020, Wesbanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, Wesbanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Todd F. Clossin	/s/ Robert H. Young
Todd F. Clossin	Robert H. Young
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Wesbanco, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wesbanco, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Pittsburgh, Pennsylvania

February 26, 2021

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wesbanco, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method for accounting for credit losses in 2020 due to the adoption of ASU 2016-13 (Topic 326), Measurement of Credit Losses on Financial Instruments. As explained below, auditing the Company’s allowance for credit losses (ACL), including adoption of the new accounting guidance, was a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Allowance for Credit Losses
Description of the Matter

On January 1, 2020, the Company adopted ASU 2016-13 (Topic 326), Measurement of Credit Losses on Financial Instruments, which resulted in an increase to the ACL of $41.4 million.  The Company’s loan portfolio totaled $10.8 billion as of December 31, 2020 and the associated ACL was $185.8 million. As discussed in Note 1 and 5 to the consolidated financial statements, the ACL reflects the lifetime expected losses on the Company’s loan portfolio, including unfunded commitments.  The ACL is calculated utilizing the probability of default / loss given default approach to calculate the expected loss for each segment, which is then discounted to net present value. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth.  The evaluation also considers qualitative factors such as economic trends and conditions.

Auditing management’s ACL estimate and related provision for credit losses was complex due to the expected loss models used to compute the quantitative reserve and involves a high degree of subjectivity due to the judgment required in evaluating management’s determination of the qualitative factors described above.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, including controls over the appropriateness over the ACL methodology, the expected loss models, the reliability and accuracy of data used in developing the ACL estimate, and management’s review and approval process over the forecast, qualitative adjustments and overall ACL results.

With the assistance of EY specialists, we tested management’s expected loss models including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key model assumptions, including the reasonable and supportable forecast period, and independently recalculating model output.  We also compared the underlying economic forecast data used to estimate the quantitative reserve to external sources to determine whether it was complete and accurate.

To test the qualitative factor adjustments, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate.  We tested the completeness, accuracy, and relevance of the underlying data used to estimate the qualitative adjustments.  We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions and the loan portfolio.  For example, we evaluated the reasonableness of qualitative adjustments for economic trends and conditions by independently comparing loan portfolio information.  We also assessed whether qualitative adjustments were consistent with publicly available information (e.g. macroeconomic data).  Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative factor adjustments to validate that management’s considerations are appropriate.  Additionally, we evaluated whether the overall ACL, inclusive of qualitative factor adjustments, appropriately reflects losses expected in the loan portfolio by comparing to historical losses and peer bank data.

We have served as the Company’s auditor since 1996.

Pittsburgh, Pennsylvania

February 26, 2021

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2020	2019
ASSETS
Cash and due from banks, including interest bearing amounts of $721,086 and $51,891, respectively	$905,447	$234,796
Securities:
Equity securities, at fair value	13,047	12,343
Available-for-sale debt securities, at fair value	1,978,136	2,393,558
Held-to-maturity debt securities (fair values of $768,183 and $874,523, respectively)	731,212	851,753
Allowance for credit losses, held-to-maturity debt securities	(326)	—
Net held-to-maturity debt securities	730,886	851,753
Total securities	2,722,069	3,257,654
Loans held for sale	168,378	43,013
Portfolio loans, net of unearned income	10,789,233	10,267,985
Allowance for credit losses - loans	(185,827)	(52,429)
Net portfolio loans	10,603,406	10,215,556
Premises and equipment, net	249,421	261,014
Accrued interest receivable	66,790	43,648
Goodwill and other intangible assets, net	1,163,091	1,149,153
Bank-owned life insurance	306,038	299,516
Other assets	240,970	215,762
Total Assets	$16,425,610	$15,720,112
LIABILITIES
Deposits:
Non-interest bearing demand	$4,070,835	$3,178,270
Interest bearing demand	2,839,536	2,316,855
Money market	1,685,927	1,518,314
Savings deposits	2,214,565	1,934,647
Certificates of deposit	1,618,510	2,055,920
Total deposits	12,429,373	11,004,006
Federal Home Loan Bank borrowings	549,003	1,415,615
Other short-term borrowings	241,950	282,362
Subordinated debt and junior subordinated debt	192,291	199,869
Total borrowings	983,244	1,897,846
Accrued interest payable	4,314	8,077
Other liabilities	251,942	216,262
Total Liabilities	13,668,873	13,126,191
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized in 2020 and 2019, respectively; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at December 31, 2020 and 0 shares issued and outstanding at December 31, 2019, respectively	144,484	—
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 and 68,078,116 shares issued in 2020 and 2019, respectively; 67,254,706 and 67,824,428 shares outstanding in 2020 and 2019, respectively	141,834	141,827
Capital surplus	1,634,815	1,636,966
Retained earnings	831,688	824,694
Treasury stock (826,600 and 253,688 shares in 2020 and 2019, respectively, at cost)	(25,949)	(9,463)
Accumulated other comprehensive income	31,359	1,201
Deferred benefits for directors	(1,494)	(1,304)
Total Shareholders’ Equity	2,756,737	2,593,921
Total Liabilities and Shareholders’ Equity	$16,425,610	$15,720,112

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2020	2019	2018
INTEREST AND DIVIDEND INCOME
Loans, including fees	$465,677	$393,166	$331,961
Interest and dividends on securities:
Taxable	53,594	65,648	56,898
Tax-exempt	16,999	20,006	20,778
Total interest and dividends on securities	70,593	85,654	77,676
Other interest income	5,007	5,433	5,320
Total interest and dividend income	541,277	484,253	414,957
INTEREST EXPENSE
Interest bearing demand deposits	7,069	16,805	13,144
Money market deposits	4,616	8,024	5,016
Savings deposits	1,802	2,995	1,225
Certificates of deposit	13,562	15,631	12,450
Total interest expense on deposits	27,049	43,455	31,835
Federal Home Loan Bank borrowings	24,701	26,548	23,333
Other short-term borrowings	1,729	5,401	3,717
Subordinated debt and junior subordinated debt	8,318	8,945	8,836
Total interest expense	61,797	84,349	67,721
NET INTEREST INCOME	479,480	399,904	347,236
Provision for credit losses	107,741	11,198	7,764
Net interest income after provision for credit losses	371,739	388,706	339,472
NON-INTEREST INCOME
Trust fees	26,335	26,579	24,623
Service charges on deposits	21,943	26,974	23,670
Electronic banking fees	17,524	22,634	23,300
Net securities brokerage revenue	6,189	6,990	7,186
Bank-owned life insurance	7,359	5,913	6,427
Mortgage banking income	22,736	8,219	5,840
Net securities gains (losses)	4,268	4,320	(900)
Net gains on other real estate owned and other assets	103	732	524
Other income	21,728	14,355	9,606
Total non-interest income	128,185	116,716	100,276
NON-INTEREST EXPENSE
Salaries and wages	153,166	132,485	114,602
Employee benefits	41,723	39,313	30,079
Net occupancy	27,580	22,505	19,165
Equipment	24,801	20,494	17,207
Marketing	5,957	6,062	5,368
FDIC insurance	7,734	1,956	3,242
Amortization of intangible assets	13,411	10,340	6,980
Restructuring and merger-related expense	9,725	16,397	17,860
Other operating expenses	70,748	62,656	50,721
Total non-interest expense	354,845	312,208	265,224
Income before provision for income taxes	145,079	193,214	174,524
Provision for income taxes	23,035	34,341	31,412
NET INCOME	$122,044	$158,873	$143,112
Preferred stock dividends	2,644	—	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$119,400	$158,873	$143,112
EARNINGS PER COMMON SHARE
Basic	$1.78	$2.83	$2.93
Diluted	1.77	2.83	2.92
AVERAGE COMMON SHARES OUTSTANDING
Basic	67,260,796	56,108,084	48,889,041
Diluted	67,310,584	56,214,364	49,022,990
DIVIDENDS DECLARED PER COMMON SHARE	$1.28	$1.24	$1.16

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Net income	$122,044	$158,873	$143,112
Debt securities available-for-sale:
Net change in unrealized gains (losses) on debt securities available-for-sale	39,880	52,299	(9,228)
Related income tax (expense) benefit	(9,727)	(11,958)	2,008
Net securities (gains) losses reclassified into earnings	(2,540)	(227)	15
Related income tax expense (benefit)	604	52	(4)
Net effect on other comprehensive income for the period	28,217	40,166	(7,209)
Debt securities held-to-maturity:
Amortization of unrealized gain transferred from debt securities available-for-sale	(32)	(222)	(244)
Related income tax expense	7	54	56
Net effect on other comprehensive income for the period	(25)	(168)	(188)
Defined benefit plans:
Amortization of net loss and prior service costs	3,000	3,042	2,948
Related income tax benefit	(714)	(729)	(822)
Recognition of unrealized loss	(420)	(4,250)	(54)
Related income tax benefit	100	1,011	12
Net effect on other comprehensive income for the period	1,966	(926)	2,084
Total other comprehensive gain (loss)	30,158	39,072	(5,313)
Comprehensive income	$152,202	$197,945	$137,799

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		For the years ended December 31, 2020, 2019, and 2018
	Preferred	Common Stock					Accumulated Other	Deferred Benefits
(in thousands, except shares and per share amounts)	Stock Amount	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Gain (Loss)	for Directors	Total
January 1, 2018	$—	44,043,244	$91,756	$684,730	$651,357	$—	$(31,495)	$(1,027)	$1,395,321
Net income	—	—	—	—	143,112	—	—	—	143,112
Other comprehensive loss	—	—	—	—	—	—	(5,313)	—	(5,313)
Comprehensive income									137,799
Common dividends declared ($1.16 per share)	—	—	—	—	(57,951)	—	—	—	(57,951)
Adoption of ASU 2016-01	—	—	—	—	1,063	—	(1,063)	—	—
Shares issued for FTSB acquisition	—	2,498,761	5,206	102,141	—	—	—	—	107,347
Shares issued for FFKT acquisition	—	7,920,387	16,487	374,464	—	316	—	—	391,267
Treasury shares acquired	—	(21,322)	-	292	—	(989)	—	—	(697)
Stock options exercised	—	58,763	104	1,346	—	399	—	—	1,849
Restricted stock granted	—	98,301	205	(205)	—	—	—	—	—
Stock compensation expense	—	—	—	4,361	—	—	—	—	4,361
Deferred benefits for directors—net	—	—	—	(428)	—	—	—	(41)	(469)
December 31, 2018	$—	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827
Net income	—	—	—	—	158,873	—	—	—	158,873
Other comprehensive income	—	—	—	—	—	—	39,072	—	39,072
Comprehensive income									197,945
Common dividends declared ($1.24 per share)	—	—	—	—	(71,760)	—	—	—	(71,760)
Shares issued for OLBK acquisition	—	13,351,837	27,815	466,120	—	—	—	—	493,935
Treasury shares acquired	—	(281,365)	—	181	—	(10,479)	—	—	(10,298)
Stock options exercised	—	7,375	8	—	—	151	—	—	159
Restricted stock granted	—	148,447	246	(1,385)	—	1,139	—	—	—
Stock compensation expense	—	—	—	5,321	—	—	—	—	5,321
Deferred benefits for directors—net	—	—	—	28	—	—	—	(236)	(208)
December 31, 2019	$—	67,824,428	$141,827	$1,636,966	$824,694	$(9,463)	$1,201	$(1,304)	$2,593,921
Net income	—	—	—	—	122,044	—	—	—	122,044
Other comprehensive income	—	—	—	—	—	—	30,158	—	30,158
Comprehensive income									152,202
Common dividends declared ($1.28 per share)	—	—	—	—	(85,815)	—	—	—	(85,815)
Preferred dividends declared ($17.625 per share)	—	—	—	—	(2,644)	—	—	—	(2,644)
Adoption of ASU 2016-13	—	—	—	—	(26,591)	—	—	—	(26,591)
Issuance of preferred stock, net of issuance costs	144,484	—	—	—	—	—	—	—	144,484
Treasury shares acquired	—	(813,108)	—	118	—	(25,414)	—	—	(25,296)
Stock options exercised	—	61,623	7	(1,206)	—	2,175	—	—	976
Restricted stock granted	—	181,763	—	(6,753)	—	6,753	—	—	—
Stock compensation expense	—	—	—	5,653	—	—	—	—	5,653
Deferred benefits for directors—net	—	—	—	37	—	—	—	(190)	(153)
December 31, 2020	$144,484	67,254,706	$141,834	$1,634,815	$831,688	$(25,949)	$31,359	$(1,494)	$2,756,737

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$122,044	$158,873	$143,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	14,131	11,567	10,451
Other net (accretion) amortization	(9,890)	996	3,932
Provision for credit losses	107,741	11,198	7,764
Net securities (gains) losses	(4,268)	(4,320)	900
Mortgage banking income	(22,736)	(8,219)	(5,840)
Stock compensation expense	5,653	5,321	4,361
(Increase) decrease in deferred income tax assets, net	(10,518)	8,466	7,163
Increase in cash surrender value of bank-owned life insurance	(7,359)	(5,913)	(6,427)
Contribution to pension plan	—	(3,000)	(2,700)
Loans originated for sale	(910,155)	(328,319)	(215,540)
Proceeds from the sale of loans originated for sale	786,352	308,856	227,100
Net change in equity securities	344	(104)	(700)
Net change in: accrued interest receivable and other assets	(30,280)	(33,400)	19,895
Net change in: accrued interest payable and other liabilities	16,189	41,500	(1,347)
Other—net	2,358	(139)	(233)
Net cash provided by operating activities	59,606	163,363	191,891
INVESTING ACTIVITIES
Net (increase) decrease in loans held for investment	(538,688)	(61,804)	121,504
Available-for-sale debt securities:
Proceeds from sales	226,099	125,839	82,134
Proceeds from maturities, prepayments and calls	803,006	438,259	267,936
Purchases of securities	(585,930)	(573,729)	(841,696)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	200,100	163,667	78,938
Purchases of securities	(82,695)	(41,516)	(89,933)
Equity securities:
Proceeds from sales	203	4,090	1,511
Net cash received from business acquisitions	—	60,025	278,654
Proceeds from bank owned life insurance	832	1,156	4,772
Purchases of premises and equipment—net	(7,551)	(12,201)	(4,669)
Sale of portfolio loans	42,416	—	48,990
Net cash provided by (used in) investing activities	57,792	103,786	(51,859)
FINANCING ACTIVITIES
Increase (decrease) in deposits	1,435,497	(199,771)	(129,878)
Proceeds from Federal Home Loan Bank borrowings	475,000	1,035,000	640,000
Repayment of Federal Home Loan Bank borrowings	(1,341,814)	(888,862)	(589,546)
(Decrease) increase in other short-term borrowings	(32,912)	(44,788)	86,284
Principal repayments of finance lease obligations	(422)	(402)	(334)
(Decrease) increase in federal funds purchased	(7,500)	7,500	(25,000)
Repayment of junior subordinated debt	(6,702)	(33,506)	(17,519)
Dividends paid to common shareholders	(85,253)	(66,571)	(53,577)
Dividends paid to preferred shareholders	(2,644)	—	—
Issuance of common stock	59	72	1,578
Issuance of preferred stock, net of issuance costs	144,484	—	—
Treasury shares purchased—net	(24,540)	(10,211)	(426)
Net cash provided by (used in) financing activities	553,253	(201,539)	(88,418)
Net increase in cash, cash equivalents and restricted cash	670,651	65,610	51,614
Cash, cash equivalents and restricted cash at beginning of the year	234,796	169,186	117,572
Cash, cash equivalents and restricted cash at end of the year	$905,447	$234,796	$169,186
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$75,082	$87,145	$68,618
Income taxes paid	36,975	31,375	18,700
Transfers of loans to other real estate owned	263	1,015	1,275
Transfers of portfolio loans to loans held for sale	42,416	—	48,990
Non-cash transactions related to OLBK, FFKT and FTSB acquisitions	—	493,935	498,614
Transfers of held-to-maturity debt securities to available-for-sale debt securities	—	67,393	—
Right of use assets obtained in exchange for lease obligations	—	19,827	—

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations— Wesbanco, Inc. (“Wesbanco” or the “Company”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. Wesbanco’s defined business segments are community banking and trust and investment services. As of December 31, 2020, Wesbanco’s banking subsidiary, Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 233 branches and 226 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. In addition, Wesbanco operates an insurance brokerage company, Wesbanco Insurance Services, Inc., and a full service broker/dealer, Wesbanco Securities, Inc.

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

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. Wesbanco has eleven wholly-owned trust subsidiaries (collectively, the “Trusts”), for which it does not have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance nor the obligation to absorb losses or the right to receive a benefits from the VIE that could be potentially significant to the VIE. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by Wesbanco to the Trusts (refer to Note 11, “Subordinated Debt and Junior Subordinated Debt”) and the common stock issued by the Trusts is included in the Consolidated Balance Sheets. Wesbanco also owns non-controlling variable interests in certain limited partnerships for which it does not have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance nor the obligation to absorb losses or the right to receive a benefit from the VIE that could be potentially significant to the VIE. These VIEs are not consolidated into Wesbanco’s financial statements because Wesbanco is not considered the primary beneficiary. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. Refer to Note 8, “Investments in Limited Partnerships” for further detail.

Revenue Recognition— Interest and dividend income, loan fees, trust fees, fees and charges on deposit accounts, insurance commissions and other ancillary income related to the Bank’s deposits, lending and other activities, as well as income at Wesbanco’s other subsidiary companies, are accrued as contractually earned. Refer to Note 14, “Revenue Recognition” for further detail.

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

Current expected credit losses (“CECL”):  The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly for CECL. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate CECL on an individual security basis. The CECL calculated amount is adjusted quarterly and is recorded in an allowance for expected credit losses on the balance sheet that is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset, with the losses recorded on the income statement within the provision for credit losses.  Because Wesbanco’s held-to-maturity investments in mortgage-backed securities and collateralized mortgage obligations are all either issued by a direct governmental entity or a government-sponsored entity, there is no historical evidence supporting the establishment of a CECL reserve; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

Available-for-sale debt security impairment: An available-for-sale debt security is considered impaired if its fair value is less than its amortized cost basis.  If Wesbanco intends to sell or will be required to sell the investment prior to recovery of cost, the entire impairment will be recognized immediately in the Consolidated Statements of Income. If Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, impaired securities prior to the recovery of their cost, a review is conducted each quarter to determine if any portion of the impairment is due to credit losses. In estimating credit losses, Wesbanco first considers the financial condition and near-term prospects of the issuer, evaluating any credit downgrades or other indicators of a potential credit problem, the type of security, either fixed or equity, and the receipt of principal and interest according to the contractual terms. If there are no indications that the impairment is credit-related, the impairment is recognized in other comprehensive income in the Consolidated Balance Sheet. If the impairment is considered to be credit-related based on management’s review of the various factors that indicate credit impairment, the amount of credit impairment is calculated using the present value of future expected cash flows. If the present value of future expected cash flows is less than the amortized cost basis of the security, a credit loss exists and an allowance for expected credit losses is recorded, limited by the total unrealized loss on the security, and is recognized in the Consolidated Statements of Income. The non-credit portion is calculated as the difference between the total unrealized loss and the credit portion of that loss and is recognized in other comprehensive income.

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

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“Economic Aid Act”) was signed into law in response to the continuing effects of the pandemic on the economy and provided for extensions and amendments to many features of the CARES Act.  In particular, the Economic Aid Act further reauthorized PPP lending, providing for a new pool of available funds under the PPP through March 31, 2021, and among other things, modified the provisions related to making PPP loans and the forgiveness of such loans.  The Economic Aid Act also authorized second draw PPP loans for borrowers that previously received a PPP loan under CARES Act provisions, subject to certain conditions.

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

Non-accrual loans that are restructured remain on non-accrual, but may move to accrual status after they have performed according to the restructured terms for a period of time.  TDRs on accrual status generally remain on accrual as long as they continue to perform in accordance with their modified terms.  TDRs may also be placed on non-accrual if they do not perform in accordance with the restructured terms.  Loans may be removed from TDR status after they have performed according to the renegotiated terms for a period of time if the interest rate under the modified terms is at or above market, is restructured or refinanced at market or if the loan returns to its original terms.

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

On August 3, 2020, the joint federal regulatory agencies issued a statement, “Joint Statement on Additional Loan Accommodations Related to COVID-19”. This statement provides financial institutions with considerations for certain customers nearing the end of their COVID-19 loan deferral period noted above.  As per this guidance and in accordance with the CARES Act noted above, Wesbanco developed a plan to assist certain customers with additional deferrals of principal and/or interest. This plan, relating to existing commercial loans in the hospitality sector, may provide certain relief to these portfolio loans if they meet certain criteria regarding the borrower, underlying property and potential guarantors / co-borrowers. If a loan were to meet the criteria, they would be eligible to have twelve months of interest payments deferred or three months of principal and interest payments plus nine months of interest-only payments. There are predetermined contractual re-evaluation triggers reviewed throughout the deferred period to determine if a borrower should return to a normal amortization schedule prior to the completion of the twelve month period. The Economic Aid Act further extends relief granted by the CARES Act for TDRs, initially slated to end on December 31, 2020, by one year to December 31, 2021.

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

PCD loans are accounted for in accordance with Accounting Standards Codification (“ASC”) 326-20, Financial Instruments – Credit Losses – Measure at Amortized Cost, if, at acquisition, the loan or pool of loans has experienced more-than-insignificant credit deterioration since origination. At acquisition, Wesbanco considers several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration.  These factors include, but are not limited to, loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, the materiality of the credit and loans that have been previously modified in a troubled debt restructuring.

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

Allowance for Credit Losses— The allowance for credit losses specific to loans under CECL, which Wesbanco implemented on January 1, 2020, reduces the loan portfolio to the net amount expected to be collected, representing the lifetime expected losses at the initial origination date.  Similarly, an allowance for unfunded loan commitments, which is recorded in other liabilities, represents expected losses on unfunded commitments. Fluctuations in the allowance for credit losses specific to loans, the allowance for unfunded loan commitments, and the allowance for held-to-maturity debt securities are recognized in the provision for credit losses on the consolidated statement of operations. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries.  Management evaluates the appropriateness of the allowance at least quarterly.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

The allowance for credit loss calculation specific to loans is based on the loan’s amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs) and acquired premium (discount) minus any write-downs. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when a loan is placed on non-accrual, and also Wesbanco made an accounting policy election to reverse accrued interest deemed uncollectible as a reversal of interest income. However, Wesbanco is reserving, as part of the allowance for credit losses, for accrued interest on loan modifications under the CARES Act due to the nature and timing of these deferrals.

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

The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies pertaining to the allowance for credit losses.  Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the model’s quantitative results to reflect the impact these factors may have on probable losses in the portfolio.  As a result of the COVID-19 pandemic, there is concern within the banking industry that deferrals are delaying the overall impact of COVID-19 on the loan portfolio.  As such, temporary COVID-19 qualitative factors have been incorporated to recognize increased risk within the portfolio that is not captured by the quantitative output including COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration.

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

For periods ended December 31, 2019 and prior, which preceded the implementation of CECL, the allowance for credit losses represented management’s estimate of probable losses inherent in the loan portfolio and in future advances against loan commitments. Determining the amount of the allowance required significant judgment about the collectability of loans and the factors that deserved consideration in estimating probable credit losses. The allowance was increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluated the appropriateness of the allowance at least quarterly. This evaluation was inherently subjective as it required material estimates that may be susceptible to significant change from period to period.

The evaluation included an assessment of quantitative factors such as actual loss experience within each category of loans and testing of certain commercial loans for impairment. The evaluation also considered qualitative factors such as economic trends and conditions, which included levels of unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies, the volatility of historical loss rates and the velocity of changes in historical loss rates pertaining to the allowance for credit losses. Management relied on observable data from internal and external sources to the extent it was available to evaluate each of these factors and adjusted the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio.

Commercial real estate and commercial and industrial loans greater than $1 million that were reported as non-accrual or as a troubled debt restructuring were tested individually for impairment. Specific reserves were established when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

General reserves were established for loans that were not individually tested for impairment based on historical loss rates adjusted for the impact of the qualitative factors discussed above. Historical loss rates for commercial real estate and commercial and industrial loans were determined for each internal risk grade or group of pass grades using a migration analysis. Residential real estate, home equity and consumer loans were not risk graded, so historical loss rates were utilized to determine the total of each category of loans. Historical loss rates for deposit account overdrafts were based on actual losses in relation to average overdrafts for the period.

Management also qualitatively adjusted its assumptions to account for differences between estimated and actual incurred losses from period to period. The variability of management’s assumptions could have altered the level of the allowance for credit losses and may have had a material impact on future results of operations and financial condition. The loss estimation models and methods used to determine the allowance for credit losses were continually refined and enhanced.

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

Goodwill is evaluated for impairment by either assessing qualitative factors to determine whether it is necessary to perform the goodwill impairment test, or Wesbanco may elect to perform a quantitative goodwill impairment test. Under the qualitative assessment, Wesbanco assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts, including goodwill. If it is more likely than not, the goodwill impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired, and no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized based on the excess of a reporting unit’s carrying value over its fair value.

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

Bank-Owned Life Insurance— Wesbanco has purchased life insurance policies on certain executive and other officers. Wesbanco receives the cash surrender value of each policy upon its termination or benefits are payable upon the death of the insured. These policies are recorded in the Consolidated Balance Sheets at their net cash surrender value. Changes in net cash surrender value are recognized in non-interest income in the Consolidated Statements of Income. Adjustments to cash surrender value and death benefits received, if recognized as income, are currently tax-exempt.

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

A mortgage loan sold on a mandatory basis is sold to the secondary market when the mortgage loan is funded. Wesbanco enters into TBA contracts in order to control interest rate risk during the period between the IRLC and the sale of the mortgage loan. The IRLC is executed between the mortgagee and Wesbanco, and the forward TBA contract is executed between Wesbanco and a counterparty. Both the IRLC and the forward TBA contract are considered derivatives. A mortgage loan sold on a best efforts basis is locked into a forward sales contract on the same day as the IRLC to control interest rate risk during the period between the IRLC and the sale of the mortgage loan. The IRLC is executed between the mortgagee and Wesbanco, and the forward sales contract is executed between Wesbanco and a counterparty. Both the IRLC and the forward sales contract are considered derivatives. Both types of derivatives are recorded at fair value and are not designated in a qualified hedged accounting program. The changes in fair value are recorded in current earnings within mortgage banking income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration loans cancelled prior to closing. The fair value of forward sales contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at fair value as “Loans Held for Sale” in the Consolidated Balance Sheets.

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

Earnings Per Common Share— Basic earnings per common share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. For diluted EPS, the weighted-average number of shares for the period is increased by the number of shares, which would be issued assuming the exercise of in-the-money common stock options and any outstanding warrants. Time-based restricted stock shares are recorded as issued and outstanding upon their grant, rather than upon vesting, and therefore are included in the weighted-average shares outstanding due to voting rights granted at the time restricted stock is granted. Performance and market-based restricted stock shares are recorded as issued and outstanding upon their achieving the required performance or market factors. These restricted shares are included in the number of shares outstanding for diluted EPS if their performance or market factors are expected to be achieved as of the reporting date.

Trust Assets— Assets held by the Bank in fiduciary or agency capacities for its customers are not included as assets in the Consolidated Balance Sheets. Certain money market trust assets are held on deposit at the Bank and are accounted for as such.

Stock-Based Compensation— Stock-based compensation awards granted, comprised of stock options, performance and time-based restricted stock, and total shareholder return (“TSR”) awards are valued at fair value and compensation cost is recognized on a straight-line basis over the requisite service or performance period of each award. For service-based awards with graded vesting schedules, compensation expense is divided among the vesting periods with each separately vested portion of the award recognized in compensation expense on a straight-line basis over the requisite service period. For performance-based awards and TSR awards, compensation expense is recognized evenly over the performance period, based on the probability of the achievements of the performance or market conditions set forth in the plans. Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718)”, Wesbanco recognizes forfeitures as they occur rather than estimating them over the life of the award.

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

Post-retirement Medical Benefit Plan— Wesbanco acquired a non-qualified supplemental retirement plan for certain key employees from Farmers Capital Bank Corp. (“FFKT”). The Plan provides lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirement, which were amended by Wesbanco upon acquisition. Wesbanco recognizes a liability for the projected benefit obligation in the Consolidated Balance Sheets in other liabilities as this plan is unfunded until period payments are made. Wesbanco recognizes fluctuations in the projected benefit obligation through other comprehensive income. The projected benefit obligation is based on the present value of projected medical and dental obligations at an assumed discount rate. Periodic benefit expense includes service cost, interest cost based on an assumed discount rate, and amortization or accretion of actuarial gains and losses, as well as other actuarial assumptions. Refer to Note 13, “Employee Benefit Plans” for further detail.

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

Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be PCD loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified in a TDR. Upon adoption of this standard, acquired loans from prior acquisitions that met the guidelines under ASC 310-30 (formerly known as “purchased credit-impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit-impaired”) from prior acquisitions continues to accrete through interest income over the life of such loans.

Wesbanco began planning in 2016 for the implementation of CECL and completed parallel runs in 2019 to ensure the various forecasting and modeling assumptions were reasonable and supportable, including certain qualitative factors that were developed to estimate the initial current expected credit loss allowance.  Wesbanco engaged a third-party to validate the data inputs and the models utilized in the CECL calculation. In addition, the Company prepared documentation of the accounting policy decisions, changes to the business processes and procedures, and the control environment under the adoption of this standard. The day 1 impact on the allowance for credit losses was $41.4 million, which included a $6.7 million adjustment for PCD loans and a $3.0 million adjustment related to loan commitments. The after-tax effect on retained earnings was $26.6 million as of January 1, 2020. The day 1 CECL calculation was derived from the selected assumption of a one-year reasonable and supportable forecast, which was obtained from a third-party vendor. After the forecast period, Wesbanco reverts back over a one year period to historical loss rates adjusting for prepayments and curtailments, to estimate losses over the remaining life of loans. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of unemployment and interest rate spreads and prepayment speeds. See Note 5, “Loans and the Allowance for Credit Losses” for further detail.

Wesbanco recognized an allowance for credit losses for held-to-maturity (“HTM”) debt securities of $0.2 million as of January 1, 2020 upon adoption of this standard. See Note 4, “Securities” for further detail.

NOTE 2. MERGERS AND ACQUISITIONS

Old Line Bancshares, Inc. (“OLBK”)

On November 22, 2019, Wesbanco completed its acquisition of OLBK, a bank holding company headquartered in Bowie, MD. On the acquisition date, OLBK had approximately $3.0 billion in assets, excluding goodwill, which included approximately $2.5 billion in loans and $182.2 million in securities. The OLBK acquisition was valued at $494.0 million, based on Wesbanco’s closing stock price on November 22, 2019, of $36.75 and resulted in Wesbanco issuing 13,351,837 shares of its common stock in exchange for all of the outstanding shares of OLBK common stock including stock options of which the fair value is $3.3 million. The assets and liabilities of OLBK were recorded on Wesbanco’s Balance Sheet at their fair values as of November 22, 2019, the acquisition date, and OLBK’s results of operations have been included in Wesbanco’s Consolidated Statements of Income since that date. Based on the final purchase price allocation, Wesbanco recorded $231.8 million in goodwill and $32.9 million in core deposit intangibles in its Community Banking segment. None of the goodwill is deductible for income tax purposes, as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the integration of the operations of OLBK, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to OLBK since the date of acquisition, as OLBK’s results cannot be separately identified.

Wesbanco recorded merger-related expenses through the income statement of $6.5 million and $13.2 million associated with the OLBK acquisition for the years ended December 31, 2020 and December 31, 2019, respectively.

The final purchase price of the OLBK acquisition and resulting goodwill is summarized as follows:

(in thousands)	November 22, 2019
Purchase Price:
Fair value of Wesbanco shares issued	$493,936
Cash consideration for outstanding OLBK shares	16
Total purchase price	$493,952
Fair value of:
Tangible assets acquired	$2,891,363
Core deposit and other intangible assets acquired	32,899
Liabilities assumed	(2,722,165)
Net cash received in the acquisition	60,041
Fair value of net assets acquired	262,138
Goodwill recognized	$231,814

The following table presents the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition:

(in thousands)	November 22, 2019
Assets acquired
Cash and due from banks	$60,041
Securities	182,171
Loans	2,514,061
Goodwill and other intangible assets	264,713
Accrued income and other assets	195,131
Total assets acquired	$3,216,117
Liabilities assumed
Deposits	$2,375,574
Borrowings	286,047
Accrued expenses and other liabilities	60,544
Total liabilities assumed	$2,722,165
Net assets acquired	$493,952

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition previously reported as of December 31, 2019:

(in thousands)	November 22, 2019
Goodwill recognized as of December 31, 2019	$203,774
Change in fair value of net assets acquired:
Assets
Investment securities	(349)
Loans	(31,532)
Intangible assets	(692)
Deferred tax assets	8,166
Premises and equipment	(3,067)
Accrued income and other assets	(1,314)
Liabilities
Borrowings	1,283
Accrued expenses and other liabilities	(535)
Fair value of net assets acquired	$(28,040)
Increase in goodwill recognized	28,040
Goodwill recognized as of December 31, 2020	$231,814

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

Wesbanco recorded merger-related expenses through the income statement of $3.2 million and $12.4 million associated with the FFKT acquisition for the years ended December 31, 2019 and 2018, respectively.

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

For the year ended December 31, 2018, Wesbanco recorded merger-related expenses through the income statement of $5.5 million associated with the FTSB acquisition.

The final purchase price of the FTSB acquisition and resulting goodwill is summarized as follows:

(in thousands)	April 5, 2018
Purchase Price:
Fair value of Wesbanco shares issued	$107,347
Cash consideration for outstanding FTSB shares	975
Total purchase price	$108,322
Fair value of:
Tangible assets acquired	$609,593
Core deposit and other intangible assets acquired	8,078
Liabilities assumed	(664,172)
Net cash received in the acquisition	87,124
Fair value of net assets acquired	40,623
Goodwill recognized	$67,699

The following table presents the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition.

(in thousands)	April 5, 2018
Assets acquired
Cash and due from banks	$87,124
Securities	142,903
Loans	447,279
Goodwill and other intangible assets	75,777
Accrued income and other assets	19,411
Total assets acquired	$772,494
Liabilities assumed
Deposits	$590,065
Borrowings	70,710
Accrued expenses and other liabilities	3,397
Total liabilities assumed	$664,172
Net assets acquired	$108,322

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2020	2019	2018
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$119,400	$158,873	$143,112
Denominator:
Total average basic common shares outstanding	67,260,796	56,108,084	48,889,041
Effect of dilutive stock options and other stock compensation	49,788	106,280	133,949
Total diluted average common shares outstanding	67,310,584	56,214,364	49,022,990
Earnings per common share—basic	$1.78	$2.83	$2.93
Earnings per common share—diluted	1.77	2.83	2.92

As of December 31, 2020, 2019 and 2018, respectively, 497,540, 364,391 and 117,600 options to purchase shares were excluded in the diluted shares computation because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of December 31, 2020 and 2019, shares related to the total shareholder return plans were not included in the calculation because the effect would be antidilutive.  As of December 31, 2018, contingently issuable shares totaling 42,864 were estimated to be awarded under the 2018 and 2017 total shareholder return plans as stock performance targets were met to date and were included in the diluted calculation. The shares related to the 2017 total shareholder return plan were not included in the calculation because the effect would be antidilutive.

No performance-based restricted stock compensation was estimated to be awarded as of December 31, 2020. Performance-based restricted stock compensation totaling 25,616 and 17,081 shares were estimated to be awarded as of December 31, 2019 and 2018, respectively.

On November 22, 2019, Wesbanco issued 13,351,837 shares of common stock to complete its acquisition of OLBK and granted 34,998 shares of restricted stock to certain OLBK employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the OLBK acquisition, refer to Note 2, “Mergers and Acquisitions.”

On August 20, 2018, Wesbanco issued 7,920,387 shares of common stock, 6,690 of which were from treasury stock, to complete its acquisition of FFKT and granted 18,685 shares of restricted stock to certain FFKT employees of which 4,922 shares were forfeited prior to vesting in 2020. These shares are included in average shares outstanding beginning on that date. For additional information relating to the FFKT acquisition, refer to Note 2, “Mergers and Acquisitions.”

On April 5, 2018, Wesbanco issued 2,498,761 shares of common stock to complete its acquisition of FTSB and granted 9,465 shares of restricted stock to certain FTSB employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the FTSB acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	December 31, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$39,975	$7	$—	$39,982	$32,790	$47	$(1)	$32,836
U.S. Government sponsored entities and agencies	204,109	7,715	(142)	211,682	157,088	2,862	(322)	159,628
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,230,106	35,979	(1,348)	1,264,737	1,803,268	18,850	(6,131)	1,815,987
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	308,903	11,464	(269)	320,098	187,268	3,270	(129)	190,409
Obligations of states and political subdivisions	108,602	7,160	—	115,762	140,357	5,253	(1)	145,609
Corporate debt securities	24,963	912	—	25,875	48,645	581	(137)	49,089
Total available-for-sale debt securities	$1,916,658	$63,237	$(1,759)	$1,978,136	$2,369,416	$30,863	$(6,721)	$2,393,558
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$7,779	$265	$—	$8,044	$9,216	$30	$(116)	$9,130
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	89,151	3,251	—	92,402	122,937	1,031	(261)	123,707
Obligations of states and political subdivisions	601,128	30,173	(59)	631,242	686,376	20,475	(258)	706,593
Corporate debt securities	33,154	3,341	—	36,495	33,224	1,869	—	35,093
Total held-to-maturity debt securities	$731,212	$37,030	$(59)	$768,183	$851,753	$23,405	$(635)	$874,523
Total debt securities	$2,647,870	$100,267	$(1,818)	$2,746,319	$3,221,169	$54,268	$(7,356)	$3,268,081
(1)	Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.3 million at December 31, 2020.

At December 31, 2020 and 2019 there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

Equity securities, of which $10.1 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $13.0 and $12.3 million at December 31, 2020 and 2019, respectively.

Wesbanco adopted ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities” on January 1, 2019. Upon adoption, Wesbanco reclassified $67.3 million of callable held-to-maturity municipal debt securities to available-for-sale debt securities.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2020.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties.  Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$52,867	$52,943
1-5 years	159,663	167,823
5-10 years	367,366	380,117
Over 10 years	1,336,762	1,377,253
Total available-for-sale debt securities	$1,916,658	$1,978,136
Held-to-maturity debt securities
Less than one year	$8,051	$8,110
1-5 years	116,033	122,589
5-10 years	235,993	248,079
Over 10 years	371,135	389,405
Total held-to-maturity debt securities	$731,212	$768,183
Total debt securities	$2,647,870	$2,746,319

Securities with an aggregate fair value of $1.8 billion and $2.0 billion at December 31, 2020 and 2019, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $226.1 million, $125.8 million and $82.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Net unrealized gains (losses) on available-for-sale securities included in accumulated other comprehensive income, net of tax, as December 31, 2020, 2019, and 2018 were $46.9 million, $20.7 million and ($21.5) million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments resulting from the adoption of ASU 2016-01 effective January 1, 2018 for the years ended December 31, 2020, 2019 and 2018, respectively.  All gains and losses presented in the table below are included in the net securities gains (losses) line item of the income statement.  For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Debt securities:
Gross realized gains	$3,816	$1,497	$128
Gross realized losses	(1,083)	(981)	(46)
Net gains on debt securities	$2,733	$516	$82
Equity securities:
Unrealized gains (losses) recognized on securities still held	$1,541	$1,226	$(986)
Net realized (losses) gains recognized on securities sold	(6)	2,578	4
Net gains (losses) on equity securities	$1,535	$3,804	$(982)
Net securities gains (losses)	$4,268	$4,320	$(900)

On January 1, 2020, Wesbanco adopted CECL. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represents the CECL allowance as of January 1, 2020. The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $5.3 million as of December 31, 2020, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the year ended December 31, 2020:

	Allowance for Credit Losses By Category
	For the Year Ended December 31, 2020
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Beginning balance at January 1, 2020	$—	$—	$96	$133	$229
Current period provision	—	—	34	63	97
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance at December 31, 2020	$—	$—	$130	$196	$326

The following table provides information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded as of December 31, 2020:

	December 31, 2020
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Government sponsored entities and agencies	18,308	(142)	2	—	—	—	18,308	(142)	2
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	224,448	(1,227)	41	4,136	(121)	3	228,584	(1,348)	44
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	97,266	(269)	10	—	—	—	97,266	(269)	10
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	$340,022	$(1,638)	53	$4,136	$(121)	3	$344,158	$(1,759)	56

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.  Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost, and therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized.

Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB of Pittsburgh, Cincinnati and Indianapolis stock totaling $34.0 million and $66.8 million at December 31, 2020 and 2019, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

The following table provides information on unrealized losses on held-to-maturity and available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more as of December 31, 2019, prior to the date of adoption of the credit loss standard, and as defined by the previous accounting guidance in effect at that time:

	December 31, 2019
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S Treasury	$1,499	$(1)	1	$—	$—	—	$1,499	$(1)	1
U.S. Government sponsored entities and agencies	57,650	(274)	25	6,593	(164)	2	64,243	(438)	27
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	544,692	(3,725)	116	272,884	(2,667)	122	817,576	(6,392)	238
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	43,123	(124)	7	3,704	(5)	2	46,827	(129)	9
Obligations of states and political subdivisions	17,876	(122)	22	4,413	(137)	8	22,289	(259)	30
Corporate debt securities	4,120	(44)	1	4,926	(93)	2	9,046	(137)	3
Total temporarily impaired securities	$668,960	$(4,290)	172	$292,520	$(3,066)	136	$961,480	$(7,356)	308

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan income (costs) were $6.2 million and ($4.8) million at December 31, 2020 and 2019, respectively. The December 31, 2020 balance included $13.8 million of net deferred income from PPP loans.  The un-accreted discount on purchased loans from acquisitions was $39.4 million at December 31, 2020, including $2.4 million related to FTSB, $9.8 million related to FFKT and $22.1 million related to OLBK.  The unaccreted discount was $51.9 million at December 31, 2019.

	December 31,	December 31,
(in thousands)	2020	2019
Commercial real estate:
Land and construction	$668,277	$777,151
Improved property	5,037,115	4,947,857
Total commercial real estate	5,705,392	5,725,008
Commercial and industrial	1,681,182	1,644,699
Commercial and industrial - PPP	726,256	—
Residential real estate	1,720,961	1,873,647
Home equity	646,387	649,678
Consumer	309,055	374,953
Total portfolio loans	10,789,233	10,267,985
Loans held for sale	168,378	43,013
Total loans	$10,957,611	$10,310,998

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

The allowance for credit losses under CECL is calculated utilizing the PD / LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of December 31, 2020, the one-year forecast was based upon a blended rate from two nationally-recognized published economic forecasts through December 31, 2020, and is primarily driven by the national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at year end, was projected to peak at 6.6% in the first quarter, and subsequently decrease to an average of 6.2% over the remainder of the forecast period. The calculation utilized a one-year reversion period back to the Company’s historical loss rate by loan classification.  Included in the qualitative factors were COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.3 million reserve on the accrued interest related to loan modifications allowed under the CARES Act due to the timing and nature of these modifications. As of December 31, 2020, accrued interest receivable for loans was $54.7 million, including $25.6 million related to COVID-19 loan modifications as permitted under the CARES Act.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31, 2020
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for credit losses - loans	$4,949	$20,293	$14,116	$4,311	$4,422	$2,951	$1,387	$52,429
Allowance for credit losses - loan commitments	235	22	311	15	250	41	—	874
Total beginning allowance for credit losses - loans and loan commitments	5,184	20,315	14,427	4,326	4,672	2,992	1,387	53,303
Impact of adopting ASC 326	1,524	13,078	22,357	5,630	(3,936)	2,576	213	41,442
Provision for credit losses:
Provision for loan losses	6,929	78,210	3,918	9,065	1,234	2,980	(376)	101,960
Provision for loan commitments	3,671	712	693	560	30	19	—	5,685
Total provision for credit losses - loans and loan commitments	10,600	78,922	4,611	9,625	1,264	2,999	(376)	107,645
Charge-offs	(51)	(1,747)	(3,727)	(1,415)	(969)	(3,615)	(1,011)	(12,535)
Recoveries	92	796	1,457	640	501	1,574	426	5,486
Net recoveries (charge-offs)	41	(951)	(2,270)	(775)	(468)	(2,041)	(585)	(7,049)
Balance at end of period:
Allowance for credit losses - loans	10,841	110,652	37,850	17,851	1,487	6,507	639	185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total ending allowance for credit losses - loans and loan commitments	$17,349	$111,364	$39,125	$18,806	$1,532	$6,526	$639	$195,341

	For the Year Ended December 31, 2019
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$4,039	$20,848	$12,114	$3,822	$4,356	$2,797	$972	$48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total beginning allowance for credit losses	4,208	20,881	12,376	3,834	4,582	2,836	972	49,689
Provision for credit losses:
Provision for loan losses	746	2,560	2,714	1,400	851	1,130	1,664	11,065
Provision for loan commitments	66	(11)	49	3	24	2	—	133
Total provision for credit losses	812	2,549	2,763	1,403	875	1,132	1,664	11,198
Charge-offs	(107)	(3,867)	(1,816)	(1,276)	(1,213)	(2,719)	(1,659)	(12,657)
Recoveries	271	752	1,104	365	428	1,743	410	5,073
Net recoveries (charge-offs)	164	(3,115)	(712)	(911)	(785)	(976)	(1,249)	(7,584)
Balance at end of period:
Allowance for loan losses	4,949	20,293	14,116	4,311	4,422	2,951	1,387	52,429
Allowance for loan commitments	235	22	311	15	250	41	—	874
Total ending allowance for credit losses	$5,184	$20,315	$14,427	$4,326	$4,672	$2,992	$1,387	$53,303

	For the Year Ended December 31, 2018
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdraft	Total
Balance at beginning of year:
Allowance for loan losses	$3,117	$21,166	$9,414	$3,206	$4,497	$3,063	$821	$45,284
Allowance for loan commitments	119	26	173	7	212	37	—	574
Total beginning allowance for credit losses	3,236	21,192	9,587	3,213	4,709	3,100	821	45,858
Provision for credit losses:
Provision for loan losses	650	(521)	3,430	1,612	138	1,142	1,146	7,597
Provision for loan commitments	50	7	89	5	14	2	—	167
Total provision for credit losses	700	(514)	3,519	1,617	152	1,144	1,146	7,764
Charge-offs	(137)	(1,090)	(1,830)	(1,435)	(1,193)	(3,508)	(1,374)	(10,567)
Recoveries	409	1,293	1,100	439	914	2,100	379	6,634
Net recoveries (charge-offs)	272	203	(730)	(996)	(279)	(1,408)	(995)	(3,933)
Balance at end of period:
Allowance for loan losses	4,039	20,848	12,114	3,822	4,356	2,797	972	48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total ending allowance for credit losses	$4,208	$20,881	$12,376	$3,834	$4,582	$2,836	$972	$49,689

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
December 31, 2020
Allowance for credit losses:
Loans individually-evaluated	$602	$4,196	$1,484	$—	$—	$—	$—	$6,282
Loans collectively-evaluated	10,239	106,456	36,366	17,851	1,487	6,507	639	179,545
Loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total allowance for credit losses - loans and commitments	$17,349	$111,364	$39,125	$18,806	$1,532	$6,526	$639	$195,341

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,455	$40,372	$2,863	$—	$—	$—	$—	$44,690
Collectively-evaluated for credit losses	666,822	4,996,743	2,404,575	1,720,961	646,387	309,055	—	10,744,543
Total portfolio loans	$668,277	$5,037,115	$2,407,438	$1,720,961	$646,387	$309,055	$—	$10,789,233

December 31, 2019
Allowance for credit losses:
Allowance for loans individually evaluated for impairment	$—	$93	$10	$14	$6	$1	$—	$124
Allowance for loans collectively evaluated for impairment	4,949	20,200	14,106	4,297	4,416	2,950	1,387	52,305
Allowance for loan commitments	235	22	311	15	250	41	-	874
Total allowance for credit losses	$5,184	$20,315	$14,427	$4,326	$4,672	$2,992	$1,387	$53,303

Portfolio loans:
Individually evaluated for impairment (1)	$—	$3,907	$11,961	$4,392	$704	$53	$—	$21,017
Collectively evaluated for impairment	777,033	4,935,383	1,631,855	1,865,151	648,221	374,812	—	10,232,455
Acquired with deteriorated credit quality	118	8,567	883	4,104	753	88	—	14,513
Total portfolio loans	$777,151	$4,947,857	$1,644,699	$1,873,647	$649,678	$374,953	$—	$10,267,985

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated due to differences in risk factors.

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

Commercial real estate – land and construction consists of loans to finance investments in vacant land, land development, construction of residential housing, and construction of commercial buildings.  Commercial real estate – improved property consists of loans for the purchase or refinance of all types of improved owner-occupied and investment properties.  Factors that are considered in assigning the risk grade vary depending on the type of property financed.  The risk grade assigned to construction and development loans is based on the overall viability of the project, the experience and financial capacity of the developer or builder to successfully complete the project, project specific and market absorption rates and comparable property values, and the amount of pre-sales for residential housing construction or pre-leases for commercial investment property.  The risk grade assigned to commercial investment property loans is based primarily on the adequacy of the net operating income generated by the property to service the debt (“debt service coverage”), the loan to appraised value, the type, quality, industry and mix of tenants, and the terms of leases.  The risk grade assigned to owner-occupied commercial real estate is based primarily on global debt service coverage and the leverage of the business, but may also consider the industry in which the business operates, the business’ specific competitive advantages or disadvantages, collateral margins and the quality and experience of management.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2020
Pass	$657,435	$4,609,726	$2,350,724	$7,617,885
Criticized—compromised	7,397	320,301	34,597	362,295
Classified—substandard	3,445	107,088	22,117	132,650
Classified—doubtful	—	—	—	—
Total	$668,277	$5,037,115	$2,407,438	$8,112,830

As of December 31, 2019
Pass	$769,537	$4,807,003	$1,570,689	$7,147,229
Criticized—compromised	4,338	65,612	49,009	118,959
Classified—substandard	3,276	75,242	13,231	91,749
Classified—doubtful	—	—	11,770	11,770
Total	$777,151	$4,947,857	$1,644,699	$7,369,707

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $27.7 million at December 31, 2020 and $28.3 million at December 31, 2019, of which $4.1 million and $5.1 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard, as well as $28.7 million and $15.6 million of unfunded commercial loan commitments are not included in the tables above for December 31, 2020 and 2019, respectively.

Acquired OLBK Loans —In conjunction with the OLBK acquisition, Wesbanco acquired loans with a book value of $2,570.0 million as of November 22, 2019. These loans were recorded at the preliminary fair value of $2,514.1 million, with $2,544.4 million categorized as ASC 310-20 loans, of which $56.6 million of loans were sold during the first quarter of 2020 for $36.4 million.  For the loans sold, the acquisition date fair value was adjusted to the sale price resulting in no recognized gain or loss. The fair market value adjustment on these retained loans of $28.9 million at acquisition date will be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $25.6  million were recorded at a fair value of $18.7 million, of which $4.0 million were accounted for under the cost recovery method as cash flows could not be reasonably estimated, and therefore they are categorized as non-accrual.  Upon adoption of CECL on January 1, 2020, $6.1 million of credit mark on OLBK PCD loans was reclassified to allowance for credit losses.  At December 31, 2020, the remaining allowance for credit losses on individually analyzed OLBK-acquired loans was $5.5 million. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2020 was $18.4  million, while the outstanding customer balance was $18.7  million, and included $1.4 million of non-performing loans.

Acquired FFKT Loans —In conjunction with the FFKT acquisition, Wesbanco acquired loans with a book value of $1,064.8 million as of August 20, 2018. These loans were recorded at the preliminary fair value of $1,025.8 million, with $988.3 million categorized as ASC 310-20 loans. The fair market value adjustment on these loans of $26.0 million at the acquisition date will be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality with a book value of $5.3 million were recorded at a fair value of $4.6 million, of which $2.4 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual.  At December 31, 2020, the remaining allowance for credit losses on individually analyzed FFKT-acquired loans was $0.3 million. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2020 was $2.4 million, while the outstanding customer balance was $2.8 million, and included $0.3 million of non-performing loans.   Certain acquired underperforming loans with an acquired book value of $45.2 million were sold during the fourth quarter of 2018 for $32.9 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no recognized gain or loss.

Acquired FTSB Loans – In conjunction with the FTSB acquisition, Wesbanco acquired loans with a book value of $465.9 million as of April 5, 2018.  These loans were recorded at the fair value of $447.3 million, with $429.3 million categorized as ASC 310-20 loans.  The fair market value adjustment on these loans of $9.7 million at acquisition date will be recognized into interest income on a level yield basis over the remaining expected life of the loans.  Loans acquired with deteriorated credit quality with a book value of $5.1 million were recorded at a fair value of $2.3 million, of which $0.7 million were accounted for under the cost recovery method in accordance with ASC 310-30 as cash flows cannot be reasonably estimated, and categorized as non-accrual.    Upon adoption of CECL on January 1, 2020, $0.6 million of credit mark on FTSB PCD loans was reclassified to allowance for credit losses. At December 31, 2020, the remaining allowance for credit losses on individually analyzed FTSB-acquired loans was $0.5 million. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2020 was $0.9 million, while the outstanding customer balance was $1.0 million, and included $0.2 million of non-performing loans. Certain acquired underperforming loans with an acquired book value of $21.7 million were sold during the second and fourth quarters of 2018 for $15.7 million. The acquisition date fair value of the acquired loans was adjusted to the sale price resulting in no recognized gain or loss.

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2020
Commercial real estate:
Land and construction	$664,990	$582	$2,276	$429	$3,287	$668,277	$288
Improved property	5,016,812	4,876	4,118	11,309	20,303	5,037,115	2,713
Total commercial real estate	5,681,802	5,458	6,394	11,738	23,590	5,705,392	3,001
Commercial and industrial	2,395,844	4,372	2,197	5,025	11,594	2,407,438	1,899
Residential real estate	1,698,636	2,614	5,654	14,057	22,325	1,720,961	2,863
Home equity	639,319	2,414	775	3,879	7,068	646,387	706
Consumer	305,483	1,998	1,031	543	3,572	309,055	377
Total portfolio loans	10,721,084	16,856	16,051	35,242	68,149	10,789,233	8,846
Loans held for sale	168,378	—	—	—	—	168,378	—
Total loans	$10,889,462	$16,856	$16,051	$35,242	$68,149	$10,957,611	$8,846

Nonperforming loans included above are as follows:
Non-accrual loans	$9,560	$630	$466	$26,224	27,320	$36,880
TDRs accruing interest (1)	3,540	63	152	172	387	3,927
Total non-performing	$13,100	$693	$618	$26,396	$27,707	$40,807

As of December 31, 2019
Commercial real estate:
Land and construction	$776,153	$529	$121	$348	$998	$777,151	$26
Improved property	4,921,721	10,207	5,639	10,290	26,136	4,947,857	4,709
Total commercial real estate	5,697,874	10,736	5,760	10,638	27,134	5,725,008	4,735
Commercial and industrial	1,635,232	2,519	2,813	4,135	9,467	1,644,699	1,793
Residential real estate	1,850,806	4,421	5,372	13,048	22,841	1,873,647	3,643
Home equity	641,026	3,323	621	4,708	8,652	649,678	985
Consumer	370,934	2,537	965	517	4,019	374,953	457
Total portfolio loans	10,195,872	23,536	15,531	33,046	72,113	10,267,985	11,613
Loans held for sale	43,013	—	—	—	—	43,013	—
Total loans	$10,238,885	$23,536	$15,531	$33,046	$72,113	$10,310,998	$11,613

Impaired loans included above are as follows:
Non-accrual loans	$21,061	$897	$1,559	$21,396	23,852	$44,913
TDRs accruing interest (1)	5,113	151	130	37	318	5,431
Total impaired	$26,174	$1,048	$1,689	$21,433	$24,170	$50,344

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	December 31, 2020			December 31, 2019
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$469	$469	$—	$616	$580	$—
Improved property	9,597	8,055	—	5,097	4,229	—
Commercial and industrial	4,401	3,413	—	15,182	14,313	—
Residential real estate	23,055	20,704	—	17,753	15,952	—
Home equity	6,635	5,708	—	6,523	5,610	—
Consumer	602	364	—	546	413	—
Total nonperforming loans without a specific allowance	44,759	38,713	—	45,717	41,097	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,094	2,094	136	4,207	3,907	93
Commercial and industrial	—	—	—	193	191	10
Residential real estate	—	—	—	4,772	4,392	14
Home equity	—	—	—	724	704	6
Consumer	—	—	—	104	53	1
Total nonperforming loans with a specific allowance	2,094	2,094	136	10,000	9,247	124
Total nonperforming loans	$46,853	$40,807	$136	$55,717	$50,344	$124

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$571	$—	$343	$—	$208	$—
Improved property	7,193	61	7,216	84	10,658	381
Commercial and industrial	5,256	7	5,207	15	3,076	12
Residential real estate	19,651	168	14,192	211	19,026	240
Home equity	5,806	22	4,930	28	5,005	25
Consumer	377	2	423	3	808	7
Total nonperforming loans without a specific allowance	38,854	260	32,311	341	38,781	665
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,672	—	3,317	—	842	—
Commercial and industrial	38	—	175	—	—	—
Residential real estate	878	—	3,811	—	—	—
Home equity	141	—	634	—	—	—
Consumer	11	—	58	—	—	—
Total nonperforming loans with a specific allowance	3,740	—	7,995	—	842	—
Total nonperforming loans	$42,594	$260	$40,306	$341	$39,623	$665

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2020	December 31, 2019
Commercial real estate:
Land and construction	$469	$580
Improved property	9,494	6,815
Total commercial real estate	9,963	7,395
Commercial and industrial	3,302	14,313
Residential real estate	17,925	16,867
Home equity	5,345	5,903
Consumer	345	435
Total	$36,880	$44,913

(1)

At December 31, 2020, there was one borrower with a loan balance greater than $1.0 million totaling $2.1 million, as compared to two borrowers with a loan balance greater than $1.0 million totaling $14.2 million at December 31, 2019. Total non-accrual loans include loans that are also restructured. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2020			December 31, 2019
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	655	165	820	1,321	191	1,512
Total commercial real estate	655	165	820	1,321	191	1,512
Commercial and industrial	111	—	111	191	—	191
Residential real estate	2,779	1,354	4,133	3,477	909	4,386
Home equity	363	300	663	411	293	704
Consumer	19	9	28	31	29	60
Total	$3,927	$1,828	$5,755	$5,431	$1,422	$6,853

As of December 31, 2020 and December 31, 2019, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months. Wesbanco had unfunded commitments to debtors whose loans were classified as impaired of $0.9 million and $3.3 million as of December 31, 2020 and 2019, respectively.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2020 and 2019:

	New TDRs (1) For the Year Ended December 31, 2020			New TDRs (1) For the Year Ended December 31, 2019
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved property	—	—	—	1	610	603
Total commercial real estate	—	—	—	1	610	603
Commercial and industrial	—	—	—	2	57	48
Residential real estate	3	360	350	4	194	177
Home equity	4	93	86	2	187	181
Consumer	1	7	7	2	45	28
Total	8	$460	$443	11	$1,093	$1,037

(1)

Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the years ended December 31, 2020 and 2019 that were restructured within the last twelve months prior to December 31, 2020 and 2019:

	Defaulted TDRs (1) For the Year Ended December 31, 2020		Defaulted TDRs (1) For the Year Ended December 31, 2019
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	1	155	1	95
Home equity	—	—	1	97
Consumer	—	—	1	12
Total	1	$155	3	$204

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2020 and 2019.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Under the CARES Act, Wesbanco has modified approximately 3,553 loans totaling $2.2 billion, of which $0.2 billion remain in their deferral period as of December 31, 2020. Wesbanco originally offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic depending on the type of loan and the industry for commercial loans. In the fourth quarter, Wesbanco offered up to an additional twelve months of deferred payments to certain commercial loan customers, predominantly in the hospitality industry, based on specific criteria related to the borrower, the underlying property and the potential for guarantors / co-borrowers.

The following table summarizes the recognition of interest income on nonperforming loans:

	For the years ended December 31,
(in thousands)	2020	2019	2018
Average nonperforming loans	$42,594	$40,306	$39,623
Amount of contractual interest income on nonperforming loans	2,827	3,047	2,631
Amount of interest income recognized on nonperforming loans	260	341	665

The following table summarizes amortized cost basis loan balances by year of origination and credit quality indicator.

	Loans As of December 31, 2020
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$133,720	$314,614	$109,232	$27,483	$16,404	$29,685	$26,297	$—	$657,435
Criticized - compromised	459	—	1,532	233	79	3,778	1,316	—	7,397
Classified - substandard	—	—	403	58	291	2,693	—	—	3,445
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate: land and construction	$134,179	$314,614	$111,167	$27,774	$16,774	$36,156	$27,613	$—	$668,277

Current-period net charge-offs	$—	$—	$—	$61	$(50)	$30	$—	$—	$41

Commercial real estate: improved property
Risk rating:
Pass	$809,516	$670,554	$646,629	$474,622	$572,733	$1,346,552	$89,120	$—	$4,609,726
Criticized - compromised	2,693	67,261	16,793	59,251	42,284	130,247	1,772	—	320,301
Classified - substandard	102	16,366	4,946	11,647	18,460	55,567	—	—	107,088
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate: improved property	$812,311	$754,181	$668,368	$545,520	$633,477	$1,532,366	$90,892	$—	$5,037,115

Current-period net charge-offs	$—	$—	$(38)	$13	$(1,617)	$691	$—	$—	$(951)

Commercial and industrial
Risk rating:
Pass	$977,085	$240,262	$193,712	$160,924	$85,379	$265,890	$427,336	$136	$2,350,724
Criticized - compromised	453	2,726	4,206	2,795	324	11,640	12,453	—	34,597
Classified - substandard	—	3,817	1,947	3,771	1,603	5,073	5,906	—	22,117
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$977,538	$246,805	$199,865	$167,490	$87,306	$282,603	$445,695	$136	$2,407,438

Current-period net charge-offs	$—	$(50)	$(1,843)	$(272)	$(108)	$303	$(300)	$—	$(2,270)

Residential real estate
Loan delinquency:
Current	$385,541	$242,770	$149,603	$108,090	$170,967	$641,665	$—	$—	$1,698,636
30-59 days past due	—	—	320	533	—	1,761	—	—	2,614
60-89 days past due	—	—	823	—	185	4,646	—	—	5,654
90 days or more past due	—	483	166	761	819	11,828	—	—	14,057
Total residential real estate	$385,541	$243,253	$150,912	$109,384	$171,971	$659,900	$—	$—	$1,720,961

Current-period net charge-offs	$—	$(24)	$(8)	$(11)	$(110)	$(622)	$—	$—	$(775)

Home equity
Loan delinquency:
Current	$18,191	$3,611	$3,334	$975	$1,110	$16,477	$583,486	$12,135	$639,319
30-59 days past due	124	—	34	—	—	882	1,247	127	2,414
60-89 days past due	—	—	—	—	—	14	749	12	775
90 days or more past due	—	—	8	156	88	1,786	1,075	766	3,879
Total home equity	$18,315	$3,611	$3,376	$1,131	$1,198	$19,159	$586,557	$13,040	$646,387

Current-period net charge-offs	$—	$—	$(10)	$(2)	$(1)	$(92)	$(356)	$(7)	$(468)

Consumer
Loan delinquency:
Current	$72,847	$89,637	$39,584	$22,118	$13,144	$45,735	$22,253	$165	$305,483
30-59 days past due	481	408	210	311	194	379	15	—	1,998
60-89 days past due	273	147	84	100	163	253	11	—	1,031
90 days or more past due	113	72	73	31	12	242	—	—	543
Total consumer	$73,714	$90,264	$39,951	$22,560	$13,513	$46,609	$22,279	$165	$309,055

Current-period net charge-offs	$(273)	$(731)	$(589)	$(486)	$(59)	$97	$—	$—	$(2,041)

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2020	2019
Other real estate owned	$504	$4,062
Repossessed assets	45	116
Total other real estate owned and repossessed assets	$549	$4,178

Residential real estate included in other real estate owned at December 31, 2020 and December 31, 2019 was $0.1 million and $0.6 million, respectively. At December 31, 2020 and 2019, formal foreclosure proceedings were in process on residential real estate loans totaling $4.1 million and $8.1 million, respectively.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2020	2019
Land and improvements	$62,131	$66,609
Buildings and improvements	224,942	221,139
Furniture and equipment	106,501	102,171
Total cost	393,574	389,919
Accumulated depreciation and amortization	(200,214)	(187,437)
Right of use assets	56,061	58,532
Total premises and equipment, net	$249,421	$261,014

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2020, 2019 and 2018 was $14.1 million, $11.5 million and $10.5 million, respectively.

Operating leases are recorded as a right of use (“ROU”) asset and operating lease liability, included in premises and equipment, net and other liabilities, respectively, on the consolidated balance sheet beginning January 1, 2019 when Wesbanco adopted ASU 2016-02 (Leases-Topic 842) prospectively. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded primarily in net occupancy expense in the consolidated statements of comprehensive income. Wesbanco initially capitalized $20 million upon adoption for right-of-use assets and lease liabilities, net of existing straight-line lease liabilities and unfavorable acquired lease liabilities.

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 30 years, which include options for multiple five- and ten- year extensions, with a weighted-average lease term of 15.7 years. As of December 31, 2020, operating lease ROU assets and liabilities were $51.5 million and $56.0 million, respectively, and as of December 31, 2019, operating lease ROU assets and liabilities were $53.6 million and $56.5 million, respectively, of which $37.2 million of operating ROU assets and liabilities were acquired from OLBK. The lease expense for operating leases was $5.8 million, $5.4 million and $4.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The weighted average discount rate was 2.81% as of December 31, 2020.

Finance leases relate primarily to bank branches and office space with remaining lease terms of generally 5 to 20 years, which include options for multiple five-and ten-year extensions, with weighted-average lease terms of 13.5 years. As of December 31, 2020, the finance lease ROU assets and liabilities were $4.5 million and $5.2 million, respectively and were $5.0 million and $5.6 million, respectively, as of December 31, 2019. The weighted average discount rate was 3.78% and 3.77% as of December 31, 2020 and 2019, respectively. Amortization cost related to finance lease ROU assets was $0.4 million for each of the years ended December 31, 2020, 2019 and 2018, respectively. Interest expense related to finance lease ROU assets was $0.2 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2020 are as follows (in thousands):

Year	Operating Leases	Finance Leases	Total
2021	$6,358	$855	$7,213
2022	5,566	873	6,439
2023	5,010	885	5,895
2024	4,526	890	5,416
2025	4,365	861	5,226
2026 and thereafter	45,676	3,778	49,454
Total lease payments	$71,501	$8,142	$79,643
Less: capitalized interest	(15,465)	(2,962)	(18,427)
Present value of lease liabilities	$56,036	$5,180	$61,216

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Wesbanco’s Consolidated Balance Sheets include goodwill of $1.1 billion as of December 31, 2020 and 2019, respectively, all of which relates to the Community Banking segment. Wesbanco’s other intangible assets of $66.3 million and $80.4 million at December 31, 2020 and 2019, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. Wesbanco recognized $231.8 million in goodwill and $32.9 million in core deposit intangibles in connection with the OLBK acquisition. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of core deposit and customer list intangible assets totaled $13.4 million, $10.1 million and $6.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Wesbanco completed its annual goodwill impairment evaluation as of November 30, 2020 and determined that goodwill was not impaired as of such date as well as at December 31, 2020, as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2020. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2020.

The following table shows Wesbanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2020	2019
Other intangible assets:
Gross carrying amount	$118,495	$119,387
Accumulated amortization	(52,166)	(38,954)
Net carrying amount of other intangible assets	$66,329	$80,433

The following table shows the amortization on Wesbanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2021	$11,457
2022	10,278
2023	9,088
2024	8,251
2025	7,475
2026 and thereafter	19,780
Total	$66,329

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. At December 31, 2020 and 2019, Wesbanco had $31.4 million and $25.7 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $19.9 million and $15.6 million at December 31, 2020 and 2019, respectively, in other liabilities.  Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amount for the years ended December 31, 2020, 2019 and 2018 was $3.3 million, $2.6 million and $2.1 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $3.2 million, $2.5 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which are also included in income tax expense.

Wesbanco is also a limited partner in seven other limited partnerships, which provide seed money and capital to startup companies, and financing to low-income housing projects. At December 31, 2020 and 2019, Wesbanco had $5.8 million and $7.1 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net (expense) income of $(603) thousand, $618 thousand and $712 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $843.2 million and $1.2 billion as of December 31, 2020 and 2019, respectively. Interest expense on certificates of deposit of $100 thousand or more was $6.4 million, $8.0 million and $8.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2021	$1,000,380
2022	266,077
2023	134,647
2024	91,984
2025	67,226
2026 and thereafter	58,196
Total	$1,618,510

NOTE 10. FHLB AND OTHER SHORT-TERM BORROWINGS

Wesbanco is a member of the FHLB system. Wesbanco’s FHLB borrowings, which consist of borrowings from the FHLB of Pittsburgh are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. At December 31, 2020 and 2019, Wesbanco had FHLB borrowings of $0.5 billion and $1.4 billion, respectively, with a remaining weighted-average interest rate of 2.05% and 2.27%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by Wesbanco totaling $34.0 million and $66.8 million at December 31, 2020 and 2019, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by Wesbanco with the FHLB at December 31, 2020 and 2019 was estimated to be approximately $4.1 billion and $3.2 billion, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2020 based on their contractual maturity dates and interest rates (dollars in thousands):

Year	Scheduled Maturity	Weighted Average Rate
2021	$365,002	2.44%
2022	128,050	1.33%
2023	55,000	1.17%
2024	—	—
2025	882	1.45%
2026 and thereafter	69	2.89%
Total	$549,003	2.05%

Other short-term borrowings of $242.0 million and $282.4 million at December 31, 2020 and 2019, respectively, can consist in the aggregate of securities sold under agreements to repurchase, federal funds purchased, and outstanding borrowings on a revolving line of credit. At December 31, 2020 and 2019, securities sold under agreements to repurchase were $242.0 million and $274.9 million, respectively, with a weighted average interest rate during the year of 0.60% and 2.10%, respectively. There were no federal funds purchased outstanding at December 31, 2020. There were $7.5 million in federal funds purchased outstanding as of December 31, 2019, with an interest rate of 1.55%.

In August 2020, Wesbanco renewed a revolving line of credit, which is a senior obligation of the parent company with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances as of either December 31, 2020 or 2019.

NOTE 11. SUBORDINATED DEBT AND JUNIOR SUBORDINATED DEBT

Wesbanco had $60.1 million of subordinated debt outstanding at December 31, 2020. YCB, acquired by Wesbanco in 2016 and OLBK, acquired by Wesbanco in 2019, issued $25.0 million and $35.1 million in subordinated debt, respectively. The YCB notes were issued at a fixed rate of 6.25%, mature on December 15, 2025, and became callable on December 15, 2020.  Beginning on the call date, the interest rate became a variable rate equal to 3-month LIBOR plus 4.59% with a current rate of 4.81%. The OLBK notes have a fixed rate of 5.625%, mature on August 15, 2026, and are callable on August 15, 2021. The interest rate will become a variable rate equal to 3-month LIBOR plus 4.502% on the call date. The YCB notes are considered Tier 2 regulatory capital for Wesbanco and Wesbanco Bank as they were initially issued by the Bank, while the OLBK notes are considered Tier 2 regulatory capital for Wesbanco.

Certain trusts, consisting of Wesbanco Capital Trust II, Wesbanco Capital Statutory Trust III, Wesbanco Capital Trusts IV, V and VI, Oak Hill Capital Trusts 2, 3 and 4, Community Bank Shares Statutory Trusts I and II and First Federal Statutory Trust II are all wholly-owned trust subsidiaries of Wesbanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to Wesbanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by Wesbanco and former acquired banks, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by Wesbanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide Wesbanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, Wesbanco may not declare or pay dividends on its common stock during any such period. Undertakings made by Wesbanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by Wesbanco of the obligations of these Trust Preferred Securities.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision permitted bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they matured. At December 31, 2020, Wesbanco's assets were greater than $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax-deductible interest feature not normally associated with the equity of a corporation.

In connection with the OLBK acquisition in 2019, Wesbanco acquired Regal MD Statutory Trusts I and II, Delaware trusts established in 2003 and 2005, respectively, inherited by OLBK as part of their acquisition of Regal Bancorp. The Trusts owned Junior Subordinated Debt issued by Regal Bancorp. The trust preferred securities and junior subordinated debt were redeemed at an aggregate redemption price, excluding accrued interest, of $6.7 million in March 2020.

The following table shows Wesbanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2020:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Wesbanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
Wesbanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
Wesbanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	5,000	155	5,155	6/30/2035	6/30/2015
Community Bank Shares Statutory Trust I (3)	6,642	217	6,859	6/17/2034	6/17/2014
Community Bank Shares Statutory Trust II (8)	9,271	310	9,581	6/15/2036	6/15/2016
First Federal Statutory Trust II (9)	9,244	310	9,554	3/22/2037	3/15/2017
Total	$128,157	$4,033	$132,190

(1)	Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 3.39% through March 30, 2021, adjustable quarterly.
(2)	Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 3.35% through March 26, 2021, adjustable quarterly.
(3)	Variable rate based on the three-month LIBOR plus 2.65 % with a current rate of 2.88 % through March 17, 2021, adjustable quarterly.
(4)	Variable rate based on the three-month LIBOR plus 1.77 % with a current rate of 2.00% through March 17, 2021, adjustable quarterly.
(5)	Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 2.62% through January 18, 2021, adjustable quarterly.
(6)	Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 2.52% through January 18, 2021, adjustable quarterly.
(7)	Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 1.84% through March 30, 2021, adjustable quarterly.
(8)	Variable rate based on the three-month LIBOR plus 1.70% with a current rate of 1.92% through March 15, 2021, adjustable quarterly.
(9)	Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 1.82% through March 15, 2021, adjustable quarterly.

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

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting interest rate swaps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of December 31, 2020 and 2019, Wesbanco had 112 and 65, respectively, interest rate swaps with an aggregate notional amount of $649.9 million and $399.9 million, respectively, related to this program. During the years ended December 31, 2020, 2019 and 2018, Wesbanco recognized net losses of $2.0 million, $1.1 million and $0.4 million, respectively, related to the changes in fair value of these swaps. Additionally, Wesbanco recognized $8.1 million, $4.5 million and $2.1 million of income for the related swap fees for the years ended December 31, 2020, 2019 and 2018, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of December 31, 2020 and December 31, 2019, Wesbanco had 12 and 10, respectively, risk participation-in agreements with an aggregate notional amount of $101.1 million and $96.5 million, respectively. As of December 31, 2020 and December 31, 2019, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $10.0 million and $7.0 million, respectively.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the loan commitment and the closing of the loan.  The total balance of forward TBA contracts entered into was $183.5 million and $50.0 million at December 31, 2020 and December 31, 2019, respectively.  Additionally, Wesbanco recognized losses of $7.4 million and $1.4 million, and a gain of $0.4 million, respectively, for the years ended December 31, 2020, 2019 and 2018, respectively, related to the changes in fair value of these contracts. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
(in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$649,857	$46,418	$49,917	$399,860	$14,585	$16,117
Other contracts:
Interest rate loan commitments	112,119	702	—	34,236	44	—
Forward TBA contracts	183,500	—	1,161	50,000	—	88
Total derivatives		$47,120	$51,078		$14,629	$16,205

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the years ended December 31, 2020, 2019 and 2018, respectively.

		For the Years Ended December 31,
(in thousands)	Location of Gain/(Loss)	2020	2019	2018
Interest rate swaps	Other income	$(1,966)	$(1,101)	$(437)
Interest rate loan commitments	Mortgage banking income	658	(81)	125
Forward TBA contracts	Mortgage banking income	(7,442)	(1,354)	443
Total		$(8,750)	$(2,536)	$131

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

Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $84.6 million as of December 31, 2020. If Wesbanco had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2020	2019
Accumulated benefit obligation at end of year	$157,328	$142,980
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$153,960	$128,758
Service cost	2,283	2,248
Interest cost	4,507	5,266
Actuarial loss	14,376	22,395
Plan amendment	(313)	—
Benefits paid	(6,380)	(4,707)
Projected benefit obligation at end of year	$168,433	$153,960
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$167,720	$141,108
Actual return on plan assets	24,376	28,319
Employer contribution	—	3,000
Benefits paid	(6,380)	(4,707)
Fair value of plan assets at end of year	$185,716	$167,720
Amounts recognized in the statement of financial position:
Funded status	$17,284	$13,760
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$17,284	$13,760
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service (credit) cost	$(227)	$52
Unrecognized net loss	21,726	24,486
Net amounts recognized in accumulated other comprehensive income (before tax)	$21,499	$24,538
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.74%	3.38%
Rate of compensation increase	3.30%	3.53%
Expected long-term return on assets	6.11%	6.30%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Components of net periodic benefit cost:
Service cost—benefits earned during year	$2,283	$2,248	$2,835
Interest cost on projected benefit obligation	4,507	5,266	4,517
Expected return on plan assets	(10,433)	(8,869)	(8,939)
Amortization of prior service (credit) cost	(34)	26	26
Amortization of net loss	3,192	3,240	3,053
Net periodic pension (income) cost	$(485)	$1,911	$1,492
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain) for period	$432	$2,946	$2,068
Prior service credit	(313)	—	—
Unrecognized loss on merged plan	—	—	1,429
Amortization of prior service credit (cost)	34	(26)	(26)
Amortization of net loss	(3,192)	(3,240)	(3,053)
Total recognized in other comprehensive (income) loss	$(3,039)	$(320)	$418
Total recognized in net periodic pension cost and other comprehensive income	$(3,524)	$1,591	$1,910
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	3.38%	4.48%	3.81%
Rate of compensation increase	3.53%	3.62%	3.70%
Expected long-term return on assets	6.30%	6.30%	6.30%

As permitted under ASC 715-30-35-13, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

The expected long-term rate of return for the Plan’s total assets is based on the expected return of each of the Plan asset categories, weighted based on the median of the target allocation for each class.

Pension Plan Investment Policy and Strategy— The investment policy as established by the Pension and Post-Retirement Plan Committee, to be followed by the Trustee, which is Wesbanco’s Trust and Investment Services department, is to invest assets based on the target allocations shown in the table below. Assets are reallocated periodically by the Trustee based on the ranges set forth by the Retirement Plans Committee to meet the target allocations. The investment policy is also subject to review periodically to determine if the policy should be changed. Plan assets are to be invested with the principal objective of maximizing long-term total return without exposing Plan assets to undue risk, taking into account the Plan’s funding needs and benefit obligations. Assets are to be invested in a balanced portfolio composed primarily of equities, fixed income, alternative asset funds and cash or cash equivalent money market investments.

A maximum of 5% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds, which invest in foreign stock. Wesbanco common stock can represent up to 5% of the total market value. Corporate bonds selected for purchase must be rated Baa1 by Moody’s or BBB+ by Standard and Poor’s or higher. No more than 5% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years. There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2020 and 2019, the Plan’s equity securities included 55,300 shares of Wesbanco common stock with a fair market value of $1.7 million and $2.1 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target
	Allocation	December 31,
	for 2020	2020	2019
Asset Category:
Equity securities	55-75%	69%	65%
Debt securities	25-55%	28%	31%
Cash and cash equivalents	0-5%	3%	4%
Total		100%	100%

The fair values of Wesbanco’s pension plan assets at December 31, 2020 and 2019, by asset category are as follows:

		December 31, 2020
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$58,101	$58,101	$—	$—
Equity securities	85,222	85,222	—	—
Corporate debt securities	21,170	—	21,170	—
Municipal obligations	2,382	—	2,382	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	18,425	—	18,425	—
Total defined benefit pension plan assets (1)	$185,300	$143,323	$41,977	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $186.3 million.

		December 31, 2019
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$47,699	$47,699	$—	$—
Equity securities	75,807	75,807	—	—
Corporate debt securities	16,122	—	16,122	—
Municipal obligations	3,313	—	3,313	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	26,320	—	26,320	—
Total defined benefit pension plan assets (1)	$169,261	$123,506	$45,755	$—

(1)	The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $167.9 million.

Registered investment companies and equity securities: Valued at the closing price reported on the active market on which the individual securities are traded.

Corporate debt securities, municipal obligations, and U.S. government sponsored entities and agency securities: Valued at fair value based on models that consider criteria such as dealer quotes, available trade data, issuer creditworthiness, market movements, sector news, and bond and swap yield curves.

Cash Flows— Wesbanco has no required minimum contribution to the Plan for 2021 and as of December 31, 2020 does not expect to make a voluntary contribution in 2021. Wesbanco contributed $3.0 million and $2.5 million for the years ended December 31, 2019 and December 31, 2018, respectively. Wesbanco did not make a contribution to the Plan in 2020.

The following table presents estimated benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Year	Amount
2021	$6,105
2022	6,313
2023	6,669
2024	7,027
2025	7,416
2026 to 2030	41,262

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

The benefit obligation and funded status of the plan are as follows:

	December 31,
(dollars in thousands)	2020	2019
Change in projected benefit obligation:
Projected benefit obligation	$12,632	$11,514
Interest cost	360	460
Actuarial loss (gain)	302	1,304
Participant contributions	353	392
Benefits paid	(952)	(1,038)
Projected benefit obligation at end of year	$12,695	$12,632
Amounts recognized in the statement of financial position:
Funded status	$(12,695)	$(12,632)
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$(12,695)	$(12,632)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net loss	$1,388	$1,153
Prior service cost	(2,792)	(3,016)
Net amounts recognized in accumulated other comprehensive income (before tax)	$(1,404)	$(1,863)
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.65%	3.35%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$360	$460
Amortization of prior service credit	(224)	(224)
Amortization of net loss	67	-
Net periodic pension cost	$203	$236
Other changes in plan benefit obligations recognized in other comprehensive income:
Prior service cost for period	$-	$-
Net (gain) loss for the period	302	1,304
Amortization of prior service credit	224	224
Amortization of net loss	(67)	-
Total recognized in other comprehensive income	$459	$1,528
Total recognized in net periodic pension cost and other comprehensive income	$662	$1,764
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	1.97%	2.96%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for the five years thereafter (in thousands):

Year	Amount
2021	$599
2022	621
2023	623
2024	627
2025	616
2026 to 2030	3,011

Employee Stock Ownership and 401(k) Plan (“KSOP”) — Wesbanco sponsors a KSOP plan consisting of a non-contributory leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, Wesbanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the past three years, Wesbanco matched 100 % of the first 3 % and 50 % of the next 2 % of eligible employee contributions. No ESOP contribution has been made for any of the past three years.

As of December 31, 2020, the KSOP held 483,734 shares of Wesbanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Total expense for the KSOP was $5.3 million, $4.4 million and $3.7 million in 2020, 2019 and 2018, respectively. Wesbanco had 246,769 and 343,107 shares registered on Form S-8 remaining for future issuance under the KSOP plan at December 31, 2020 and 2019, respectively.

Incentive Bonus, Option and Restricted Stock Plan— The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus and a Long-Term Incentive, which included a Total Shareholder Return Plan, a Stock Option component, and a Restricted Stock component for certain key officers of the Company. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned, through the attainment of certain performance goals for a time-based vesting requirements. Performance goals or service vesting requirements are established by Wesbanco’s Compensation Committee. On April 20, 2017, Wesbanco registered an additional 1,000,000 shares of Wesbanco common stock for issuance under the Incentive Plan. Wesbanco had 35,711 and 408,466 shares registered on Form S-8 remaining for future issuance under equity compensation plans at December 31, 2020 and 2019, respectively. As of December 31, 2020, all restricted shares available for issuance have been exhausted.

Annual Bonus

Compensation expense for key officers for the Annual Bonus was $1.7 million, $2.1 million and $2.0 million for 2020, 2019, and 2018, respectively.

Stock Options

On May 26, 2020, Wesbanco granted 142,600 stock options to selected participants, including certain named executive officers at an exercise price of $21.55 per share. The options granted in 2020 are service-based and vest in two equal installments on December 31, 2020 and December 31, 2021, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.6 million, $0.9 million and $0.6 million for 2020, 2019 and 2018, respectively. At December 31, 2020, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.2 million with an expense recognition period of one year remaining. The maximum term of options granted under Wesbanco’s stock option plan is ten years from the original grant date; however, options granted in 2020 had a term of seven years.

The total intrinsic value of options exercised was $45 thousand and $132 thousand for the years ended December 31, 2020 and 2019, respectively. The cash received and related tax benefit realized from stock options exercised was $153 thousand and $11 thousand in 2020 and was $157 thousand and $30 thousand in 2019. Shares issued in connection with options exercised are issued from treasury shares acquired under Wesbanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Years Ended December 31,
	2020	2019	2018
Weighted-average life	5.7 years	5.6 years	5.2 years
Risk-free interest rate	0.41%	2.18%	2.95%
Dividend yield	5.94%	2.80%	2.54%
Volatility factor	28.38%	21.97%	21.27%
Fair value of the grants	$2.54	$6.36	$8.54

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the Year Ended December 31, 2020
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	733,440	$33.06
Granted during the year	142,600	21.55
Exercised during the year	(61,623)	15.93
Forfeited or expired during the year	(39,668)	22.03
Outstanding at end of the year	774,749	$32.87
Exercisable at year end	703,636	$34.01

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year-end was $2.2 million and $1.6 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2020:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2011	393	$9.97	393	$9.97	0.07
2012	5,490	10.20 to 13.96	5,490	$12.89	1.55
2013	18,745	15.35	18,745	$15.35	2.16
2014	53,925	21.37 to 28.79	53,925	$25.77	1.51
2015	72,522	18.33 to 31.58	72,522	$27.19	2.43
2016	84,988	22.63 to 32.37	84,988	$29.62	3.18
2017	104,475	38.88	104,475	$38.88	3.35
2018	166,486	36.97 to 45.65	166,486	$43.31	5.20
2019	125,500	38.93	125,500	$38.93	5.37
2020	71,112	21.55	142,225	$21.55	6.40
Total	703,636	$ 9.97 to $45.65	774,749	$32.87	4.36

Restricted Stock

During 2020, Wesbanco granted 176,924 shares of service-based restricted stock to certain officers and directors, which cliff vest 36 months from the date of grant. The weighted average fair value of the restricted stock granted was $21.58 per share. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on these restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends in cash to participants. Voting rights accrue from date of issuance of these shares.

Wesbanco also granted 30,298 shares of performance-based restricted stock to select officers. These shares have a three-year performance period, beginning January 1, 2021, based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of financial institutions with total assets between approximately $10.8 billion and $37.7 billion. Earned performance-based restricted shares are subject to additional service-based vesting with 50% vesting on May 27, 2024 after the completion of the three-year performance period and the final 50% vesting on May 27, 2025. For the 2017 performance-based restricted stock, the second year reporting period of 2019 achieved 85% of the performance goal. The Compensation Committee approved the goal achievement in 2020, thus Wesbanco issued 2,550 shares to the select officers, but these shares will not vest until May 16, 2021 and May 16, 2022. For the 2018 performance based restricted stock, the first year reporting period of 2019 achieved 85% of the performance goal. The Compensation Committee approved the goal achievement in 2020, thus Wesbanco issued 2,289 shares to the select officers, but these shares will not vest until May 16, 2022 and May 16, 2023.

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

Compensation expense relating to all restricted stock was $4.6 million, $4.2 million and $3.0 million in 2020, 2019 and 2018, respectively. At December 31, 2020, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $7.0 million with a weighted average expense recognition period of 1.5 years remaining.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the Year Ended December 31, 2020	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2020	352,250	$40.75
Granted during the year	207,222	21.58
Vested during the year	(89,954)	36.34
Forfeited or expired during the year	(6,328)	24.29
Dividend reinvestment	16,854	23.18
Non-vested at end of the year	480,044	$32.90

Total Shareholder Return Plan

On November 18, 2015, Wesbanco’s Compensation Committee adopted Administrative Rules for a Total Shareholder Return Plan (“TSRP”). The TSRP measures the TSR on Wesbanco common stock over a three-year measurement period relative to the return of an established peer group of publicly traded companies over the same performance period. The award is determined at the end of the three-year period if the TSR of Wesbanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of Wesbanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments. Voting rights accrue at such time as well. Wesbanco granted 12,000 TSRP shares in 2020 for the performance period beginning January 1, 2020 and ending December 31, 2022 to certain executive officers. The fair value of the market-based awards is based on a Monte-Carlo Simulation valuation of our common stock and our peers’ common stock as of the grant date.

Based on the calculation of shareholder return over the measurement period beginning January 1, 2018 and ending December 31, 2020, Wesbanco stock performance did not equal or exceed the 50th percentile when compared to peer calculations of shareholder return. Therefore, none of the 12,000 shares granted in 2018 will vest.

Compensation expense relating to the TSR plans was $0.4 million, $0.4 million, and $0.5 million in 2020, 2019 and 2018, respectively. The grant date fair value of the 2020 TSR award was $24.46 per share. At December 31, 2020, the total unrecognized compensation expense related to non-vested TSR awards totaled $0.4 million with a weighted average expense recognition period of 2.4 years remaining.

NOTE 14. REVENUE RECOGNITION

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams:

		For the Years Ended December 31,
(in thousands)	Point of Revenue Recognition	2020	2019	2018
Revenue Streams
Trust fees
Trust account fees	Over time	$17,753	$18,059	$15,833
WesMark fees	Over time	8,582	8,520	8,790
Total trust fees		26,335	26,579	24,623
Service charges on deposits
Commercial banking fees	Over time	2,337	2,033	1,733
Personal service charges	At a point in time and over time	19,606	24,941	21,937
Total service charges on deposits		21,943	26,974	23,670
Net securities brokerage revenue
Annuity commissions	At a point in time	3,906	4,829	5,178
Equity and debt security trades	At a point in time	349	434	429
Managed money	Over time	952	738	647
Trail commissions	Over time	982	989	932
Total net securities brokerage revenue		6,189	6,990	7,186

Debit card sponsorship income (1)	At a point in time and over time	2,792	328	-
Payment processing fees (1)	At a point in time and over time	3,010	3,002	1,028
Electronic banking fees	At a point in time	17,524	22,634	23,300
Mortgage banking income	At a point in time	22,736	8,219	5,840
Net gain on other real estate owned and other assets	At a point in time	103	732	524

(1)	Debit card sponsorship income and payment processing fees are included in other non-interest income.

NOTE 15. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, consulting fees, ATM expenses, postage, supplies, legal fees, communications, other real estate owned and foreclosure expenses, and other expenses. Other operating expenses are presented below:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Franchise and other miscellaneous taxes	$14,112	$12,813	$9,847
Consulting, regulatory and advisory fees	11,717	8,993	6,976
ATM and electronic banking interchange expenses	8,365	6,931	5,718
Postage and courier expenses	5,028	5,334	4,143
Supplies	4,561	4,499	3,180
Legal fees	3,307	3,054	2,778
Communications	4,292	3,720	2,569
Other real estate owned and foreclosure expenses	(108)	397	831
Other	19,474	16,915	14,679
Total other operating expenses	$70,748	$62,656	$50,721

NOTE 16. INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  The Act provided for the opportunity to carryback certain federal net operating losses up to five years.  Wesbanco’s net operating losses had previously been recorded at the current statutory rate of 21%.  As a result of the CARES Act, Wesbanco recorded an income tax benefit of $0.2 million in recognition of the rate differential between the current statutory rate and the rate in effect for which year the net operating loss will be carried back.

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
Net tax-exempt interest income on securities and loans of state and political subdivisions	(4.2%)	(3.3%)	(3.2%)
State income taxes, net of federal tax effect	1.9%	1.7%	1.7%
Bank-owned life insurance	(1.1%)	(0.6%)	(0.8%)
General business credits	(3.7%)	(2.2%)	(1.6%)
All other—net	2.0%	1.2%	0.9%
Effective tax rate	15.9%	17.8%	18.0%

The provision for income taxes applicable to income before taxes consists of the following:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$27,924	$22,540	$20,707
State	5,629	3,977	3,542
Deferred:
Federal	(8,418)	7,736	6,864
State	(2,100)	88	299
Total	$23,035	$34,341	$31,412

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

(in thousands)	2020	2019	2018
Securities and defined benefit pension plan unrecognized items	$9,730	$11,570	$(1,250)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2020	2019	2018
Deferred tax assets:
Allowance for loan losses	$44,859	$12,788	$11,207
Compensation and benefits	6,894	7,144	5,851
Security gains	2,113	3,031	3,707
Non-accrual interest income	1,135	1,297	1,388
Tax credit carryforwards	—	149	—
Net operating loss carryforwards	5,472	6,923	4,854
Fair value adjustments on securities available-for-sale	—	—	6,345
Lease accrual	13,530	13,787	—
Other	5,441	2,314	2,125
Gross deferred tax assets	79,444	47,433	35,477
Deferred tax liabilities:
Depreciation and amortization	(3,414)	(4,014)	(1,020)
Accretion on securities	(274)	(339)	(461)
Deferred fees and costs	(3,018)	(2,388)	(1,641)
Purchase accounting adjustments	(8,669)	(2,787)	(1,003)
Fair value adjustments on securities available-for-sale	(14,865)	(5,749)	—
Partnership adjustments	(555)	(521)	(680)
Lease - right of use assets	(12,438)	(13,064)	—
Other	(168)	(40)	(367)
Gross deferred tax liabilities	(43,401)	(28,902)	(5,172)
Net deferred tax assets	$36,043	$18,531	$30,305

No valuation allowance was established for any deferred tax assets, since management believes that deferred tax assets are likely to be realized through future reversals of existing taxable temporary differences and future taxable income.

As a result of the acquisition of YCB in 2016 and OLBK in 2019, Wesbanco has federal net operating loss (“NOL”) carryforwards of $25.7 million, which expire beginning in 2033 and 2036; respectively. Wesbanco has Maryland NOL carryforwards of $18.0 million, which begin expiring in 2035.  The use of the federal NOL and other carryforwards are limited by Internal Revenue Code Section 382, but they are expected to be utilized before their respective expiration dates.

As a result of the previous acquisitions of YCB, ESB Financial Corporation, Fidelity Bancorp, Inc., Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at both December 31, 2020 and 2019 included $45.9 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $10.8 million for both 2020 and 2019. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it would be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $1.0 million, $1.0 million and $(0.2) million for the years ended December 31, 2020, 2019 and 2018, respectively.

Wesbanco had $0.3 million and $0.4 million of unrecognized tax benefits and interest as of December 31, 2020 and 2019, respectively. As of December 31, 2020, $0.3 million of these tax benefits would affect the effective tax rate if recognized. At December 31, 2020 and December 31, 2019, accrued interest related to uncertain tax positions was immaterial. Wesbanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Wesbanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. Wesbanco and its prior acquired companies are no longer subject to any income tax examinations for years prior to 2017.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Balance at beginning of year	$434	$465	$467
Additions based on tax positions related to the current year	—	58	68
Reductions for tax positions of prior years	—	—	—
Reductions due to the statute of limitations	(110)	(89)	(70)
Settlements	—	—	—
Balance at end of year	$324	$434	$465

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

Loans held for sale:  Loans held for sale are carried, in aggregate, at fair value as Wesbanco previously elected the fair value option.  The use of a valuation model using quoted prices of similar instruments are significant observable inputs in arriving at the fair value and therefore loans held for sale are classified within level 2 of the fair value hierarchy.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2020 and December 31, 2019:

		December 31, 2020
		Fair Value Measurements Using:
(in thousands)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$13,047	$13,047	$—	$—
Available-for-sale debt securities:
U.S. Treasury	39,982	—	39,982	—
U.S. Government sponsored entities and agencies	211,682	—	211,682	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,264,737	—	1,264,737	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	320,098	—	320,098	—
Obligations of state and political subdivisions	115,762	—	114,227	1,535
Corporate debt securities	25,875	—	25,875	—
Total available-for-sale debt securities	$1,978,136	$—	$1,976,601	$1,535
Loans held for sale	168,378	—	168,378	—
Other assets—interest rate derivatives agreements	46,418	—	46,418	—
Total assets recurring fair value measurements	$2,205,979	$13,047	$2,191,397	$1,535
Other liabilities—interest rate derivatives agreements	49,917	—	49,917	—
Total liabilities recurring fair value measurements	$49,917	$—	$49,917	$—
Nonrecurring fair value measurements
Individually-evaluated nonperforming loans	$1,958	$—	$—	$1,958
Other real estate owned and repossessed assets	549	—	—	549
Total nonrecurring fair value measurements	$2,507	$—	$—	$2,507

	December 31, 2019
	Fair Value Measurements Using:
(in thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$12,343	$12,343	$—	$—
Available-for-sale debt securities:
U.S. Treasury	32,836	—	32,836	—
U.S. Government sponsored entities and agencies	159,628	—	159,628	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,815,987	—	1,815,987	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	190,409	—	190,409	—
Obligations of state and political subdivisions	145,609	—	144,004	1,605
Corporate debt securities	49,089	—	49,089	—
Total available-for-sale debt securities	$2,393,558	$—	$2,391,953	$1,605
Loans held for sale	43,013	—	43,013	—
Other assets—interest rate derivatives agreements	14,585	—	14,585	—
Total assets recurring fair value measurements	$2,463,499	$12,343	$2,449,551	$1,605
Other liabilities—interest rate derivatives agreements	16,117	—	16,117	—
Total liabilities recurring fair value measurements	$16,117	$—	$16,117	$—
Nonrecurring fair value measurements
Impaired loans	$2,362	$—	$—	$2,362
Other real estate owned and repossessed assets	4,178	—	—	4,178
Total nonrecurring fair value measurements	$6,540	$—	$—	$6,540

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between levels 1, 2, or 3 for the years ended December 31, 2020 and 2019.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2020:
Individually-evaluated nonperforming loans	$1,958	Appraisal of collateral (1)	Appraisal adjustments (2)	(30.0%)/(30.0%)
			Liquidation expenses (2)	(5.6%)/(5.6%)
Other real estate owned and repossessed assets	549	Appraisal of collateral (1)(3)

December 31, 2019:
Impaired loans	$2,362	Appraisal of collateral (1)	Appraisal adjustments (2)	(29.8%)/(29.8%)
			Liquidation expenses (2)	(5.3%)/(5.3%)
Other real estate owned and repossessed assets	4,178	Appraisal of collateral (1)(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expenses are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at December 31, 2020
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$905,447	$905,447	$905,447	$—	$—
Equity securities	13,047	13,047	13,047	—	—
Available-for-sale debt securities	1,978,136	1,978,136	—	1,976,601	1,535
Held-to-maturity debt securities	730,886	768,183	—	767,720	463
Net loans	10,603,406	10,802,883	—	—	10,802,883
Loans held for sale	168,378	168,378	—	168,378	—
Other assets—interest rate derivatives	46,418	46,418	—	46,418	—
Accrued interest receivable	66,790	66,790	66,790	—	—

Financial Liabilities
Deposits	12,429,373	12,439,981	10,810,863	1,629,118	—
Federal Home Loan Bank borrowings	549,003	555,375	—	555,375	—
Other borrowings	241,950	235,796	235,796	—	—
Subordinated debt and junior subordinated debt	192,291	174,452	—	105,768	68,684
Other liabilities—interest rate derivatives	49,917	49,917	—	49,917	—
Accrued interest payable	4,314	4,314	4,314	—	—

			Fair Value Measurements at December 31, 2019
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$234,796	$234,796	$234,796	$—	$—
Equity securities	12,343	12,343	12,343	—	—
Available-for-sale debt securities	2,393,558	2,393,558	—	2,391,953	1,605
Held-to-maturity debt securities	851,753	874,523	—	873,995	528
Net loans	10,215,556	10,297,989	—	—	10,297,989
Loans held for sale	43,013	43,013	—	43,013	—
Other assets—interest rate derivatives	14,585	14,585	—	14,585	—
Accrued interest receivable	43,648	43,648	43,648	—	—

Financial Liabilities
Deposits	11,004,006	10,989,818	8,948,086	2,041,732	—
Federal Home Loan Bank borrowings	1,415,615	1,420,302	—	1,420,302	—
Other borrowings	282,362	282,691	279,345	3,346	—
Subordinated debt and junior subordinated debt	199,869	188,349	—	122,934	65,415
Other liabilities—interest rate derivatives	16,117	16,117	—	16,117	—
Accrued interest payable	8,077	8,077	8,077	—	—

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

NOTE 18. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for- Sale	Unrealized Gains on Debt Securities Transferred from Available-for- Sale to Held-to- Maturity	Total
Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201
Other comprehensive income/(loss) before reclassifications	(320)	30,153	—	29,833
Amounts reclassified from accumulated other comprehensive income/(loss)	2,286	(1,936)	(25)	325
Period change	1,966	28,217	(25)	30,158
Balance at December 31, 2020	$(15,502)	$46,861	$—	$31,359

Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)
Other comprehensive income/(loss) before reclassifications	(3,239)	40,341	—	37,102
Amounts reclassified from accumulated other comprehensive income/(loss)	2,313	(175)	(168)	1,970
Period change	(926)	40,166	(168)	39,072
Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201

Balance at December 31, 2017	$(18,626)	$(13,250)	$381	$(31,495)
Other comprehensive income/(loss) before reclassifications	(4,277)	(7,220)	—	(11,497)
Acquired FFKT post-retirement medical benefit plan	4,235	—	—	4,235
Amounts reclassified from accumulated other comprehensive income/(loss)	2,126	11	(188)	1,949
Period change	2,084	(7,209)	(188)	(5,313)
Adoption of ASU 2016-01 (2)	—	(1,063)	—	(1,063)
Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23% in all periods presented.
(2)	See Note 4, “Securities”, for additional information about Wesbanco’s adoption of ASU 2016-01.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2020	2019	2018
Securities available-for-sale (1):
Net securities (gains) losses reclassified into earnings	$(2,540)	$(227)	$15	Net securities gains (Non-interest income)
Related income tax expense (benefit)	604	52	(4)	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	(1,936)	(175)	11
Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	(32)	(222)	(244)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	7	54	56	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	(25)	(168)	(188)
Defined benefit plans (2):
Amortization of net loss and prior service costs	3,000	3,042	2,948	Employee benefits (Non-interest expense)
Related income tax benefit	(714)	(729)	(822)	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	2,286	2,313	2,126
Total reclassifications for the period	$325	$1,970	$1,949

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”
(2)	Included in the computation of net periodic pension cost. See Note 13, “Employee Benefit Plans” for additional detail.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments— In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $9.5 million and $0.9 million as of December 31, 2020 and 2019, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both December 31, 2020 and 2019.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2020	2019
Lines of credit	$2,510,011	$2,469,676
Loans approved but not closed	381,180	504,623
Overdraft limits	154,322	149,519
Letters of credit	53,788	57,205
Contingent obligations and other guarantees	126,984	81,551

Contingent Liabilities— Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 20. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

Wesbanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of Wesbanco Bank, is a Certified Development Entity (“CDE”) with $125.0 million of New Markets Tax Credits (“NMTC”) of which $100.0 million had been invested in WBCDC at December 31, 2020. The remaining $25.0 million of NMTC, which had not been invested as of December 31, 2020 was awarded  to WBCDC in 2019. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. As of December 31, 2020, Wesbanco has received $26.7 million in tax credits over the seven-year credit allowance periods for its $100.0 million NMTC authority invested in WBCDC. Wesbanco is eligible to receive an additional $12.3 million in tax credits with respect to aggregate QEI amounts invested with a remaining seven-year credit allowance period. In addition, Wesbanco will be eligible to receive $9.8 million in tax credits over a seven-year credit allowance period for the $25.0  million NMTC authority awarded in 2019 that has yet to be invested.

Wesbanco Bank recognized $2.0 million, $1.6 million and $0.7 million in NMTC in its income tax provision for the years ended December 31, 2020, 2019 and 2018, respectively. These tax credits are subject to certain general business tax credit limitations and are therefore limited in deductibility on Wesbanco’s federal income tax return. As of December 31, 2020, no prior NMTC has been carried forward to future tax years.

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

At December 31, 2020, 2019 and 2018, none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future. Approximately half of the tax credits are no longer subject to recapture.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2020, and the results of its operations and cash flows for the year ended December 31, 2020:

BALANCE SHEET

(in thousands)	December 31, 2020
Assets
Cash and due from banks	$65,282
Loans, net of allowance for loan losses of $1.0 million	46,951
Investments	1,634
Other assets	794
Total Assets	$114,661
Liabilities	$246
Shareholder Equity	114,415
Total Liabilities and Shareholder Equity	$114,661

STATEMENT OF INCOME

(in thousands)	For the Year Ended December 31, 2020
Interest income
Loans	$1,378
Other	26
Total interest income	1,404
Provision for loan losses	714
Net interest income after provision for loan losses	690
Loss on investments	(58)
Non-interest expense	603
Income before provision for income taxes	29
Provision for income taxes	9
Net income	$20

STATEMENT OF CASH FLOWS

(in thousands)	For the Year Ended December 31, 2020
Operating Activities
Net income	$20
Provision for loan losses	714
Loss on investments	58
Net change in other assets	(767)
Net change in other liabilities	(73)
Net cash used in operating activities	(48)
Investing Activities
Increase in loans	(10,999)
Net cash used in investing activities	(10,999)
Financing Activities
Qualified equity investment by parent company	15,000
Net cash provided by financing activities	15,000
Net increase in cash and cash equivalents	3,953
Cash and cash equivalents at beginning of year	61,329
Cash and cash equivalents at end of year	$65,282

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of Wesbanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $12.4 million, $8.9 million and $10.6 million as of December 31, 2020, 2019, and 2018, respectively. During 2020, $11.8 million in related party loans were funded and $8.3 million were repaid or no longer related. At December 31, 2020, 2019 and 2018, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 22. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, Wesbanco. Wesbanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Division of Financial Institutions. Wesbanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, Wesbanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by Wesbanco Bank to Wesbanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2020, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $306.3 million from Wesbanco Bank.

Wesbanco and Wesbanco Bank are also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The average required reserve balance was $0.5 million during 2019. Wesbanco did not have a reserve requirement during 2020.

Additionally, Wesbanco and Wesbanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on Wesbanco’s financial results.

All bank holding companies and banking subsidiaries are required to have common equity Tier 1 (“CET1”) of at least 4.5%, core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to limitation and trust preferred securities. The regulations also define “well-capitalized” levels of CET1, Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6.5%, 8%, 10%, and 5%, respectively. Wesbanco and Wesbanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2020 and 2019. There are no conditions or events since December 31, 2020 that management believes have changed Wesbanco’s “well-capitalized” category.

The Basel III capital standards, effective January 1, 2015 with a phase-in period ending January 1, 2019, establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities as Tier 1 capital issued before May 19, 2010 for bank holding companies under $15 billion, and increases the capital required for certain categories of assets. A capital conservation buffer is also added to minimum capital standards that is required to be met to avoid restrictions on dividends, share repurchases, certain incentives and other restrictions. Including this capital conservation buffer, minimum levels of CET1, Tier 1 risk-based capital and total risk-based capital are defined as 7.0%, 8.5% and 10.5%, respectively.

Wesbanco currently has $132.2 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $130.0 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are considered Tier 2 capital in accordance with current regulatory reporting requirements.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. Regulatory capital levels without the capital benefit at December 31, 2020 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized”, as the capital benefit approximated 30 to 50 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank:

			December 31, 2020			December 31, 2019
(dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,617,413	10.51%	$615,814	$1,441,738	11.30%	$510,306
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,617,413	14.72%	659,372	1,441,738	12.89%	671,314
Total capital to risk-weighted assets	8.00%	10.00%	1,931,414	17.58%	879,162	1,691,764	15.12%	895,086
Common equity Tier 1	4.50%	6.50%	1,472,929	13.40%	494,529	1,441,738	12.89%	503,486
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,536,609	10.00%	$614,792	$1,419,968	11.12%	$510,591
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,536,609	14.04%	656,732	1,419,968	12.74%	668,951
Total capital to risk-weighted assets	8.00%	10.00%	1,685,610	15.40%	875,643	1,498,494	13.44%	891,935
Common equity Tier 1	4.50%	6.50%	1,536,609	14.04%	492,549	1,419,968	12.74%	501,713

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

NOTE 23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
ASSETS
Cash and due from banks	$223,224	$170,854
Investment in subsidiaries—Bank	2,675,923	2,572,915
Investment in subsidiaries—Nonbank	9,731	9,170
Securities available-for-sale, at fair value	—	225
Other assets	38,194	38,393
Total Assets	$2,947,072	$2,791,557
LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$167,290	$174,660
Dividends payable and other liabilities	23,045	22,976
Total Liabilities	190,335	197,636
SHAREHOLDERS’ EQUITY	2,756,737	2,593,921
Total Liabilities and Shareholders’ Equity	$2,947,072	$2,791,557

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2020	2019	2018
Dividends from subsidiaries—Bank	$64,000	$102,000	$86,000
Dividends from subsidiaries—Nonbank	1,200	4,471	486
Income from securities	(22)	15	24
Other income	485	1,433	900
Total income	65,663	107,919	87,410
Interest expense	6,964	7,660	7,551
Other expense	5,415	8,807	7,940
Total expense	12,379	16,467	15,491
Income before income tax benefit and undistributed net income of subsidiaries	53,284	91,452	71,919
Income tax benefit	(2,471)	(3,207)	(3,739)
Income before undistributed net income of subsidiaries	55,755	94,659	75,658
Equity in undistributed net income of subsidiaries	66,289	64,214	67,454
Net Income	122,044	158,873	143,112
Preferred stock dividends	2,644	—	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$119,400	$158,873	$143,112

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$122,044	$158,873	$143,112
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(66,289)	(64,214)	(67,454)
Decrease (increase) in other assets	121	(5,443)	(3,612)
Net securities losses (gains)	22	(19)	36
Other—net	5,865	6,898	4,988
Net cash provided by operating activities	61,763	96,095	77,070
INVESTING ACTIVITIES
Proceeds from sales—securities available-for-sale	203	1,007	1,511
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	(35,000)	62,112	37,309
Net cash (used in) provided by investing activities	(34,797)	63,119	38,820
FINANCING ACTIVITIES
Repayment of junior subordinated debt	(6,702)	(33,506)	(17,519)
Issuance of common stock	59	72	1,578
Issuance of preferred stock	144,484	—	—
Treasury shares purchased—net	(24,540)	(10,211)	(426)
Dividends paid to common and preferred shareholders	(87,897)	(66,572)	(53,577)
Net cash provided by (used in) financing activities	25,404	(110,217)	(69,944)
Net increase in cash and cash equivalents	52,370	48,997	45,946
Cash and cash equivalents at beginning of year	170,854	121,857	75,911
Cash and cash equivalents at end of year	$223,224	$170,854	$121,857

NOTE 24. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: (i) Community Banking and (ii) Trust and Investment Services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $5.0 billion, $4.7 billion and $4.3 billion at December 31, 2020, 2019 and 2018, respectively. These assets are held by Wesbanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Year Ended December 31, 2020
Interest and dividend income	$541,277	$—	$541,277
Interest expense	61,797	—	61,797
Net interest income	479,480	—	479,480
Provision for credit losses	107,741	—	107,741
Net interest income after provision for credit losses	371,739	—	371,739
Non-interest income	101,850	26,335	128,185
Non-interest expense	338,526	16,319	354,845
Income before provision for income taxes	135,063	10,016	145,079
Provision for income taxes	20,932	2,103	23,035
Net income	114,131	7,913	122,044
Preferred stock dividends	2,644	—	2,644
Net income available to common shareholders	$111,487	$7,913	$119,400
For the Year Ended December 31, 2019
Interest and dividend income	$484,253	$—	$484,253
Interest expense	84,349	—	84,349
Net interest income	399,904	—	399,904
Provision for credit losses	11,198	—	11,198
Net interest income after provision for credit losses	388,706	—	388,706
Non-interest income	90,137	26,579	116,716
Non-interest expense	295,747	16,461	312,208
Income before provision for income taxes	183,096	10,118	193,214
Provision for income taxes	32,216	2,125	34,341
Net income available to common shareholders	$150,880	$7,993	$158,873
For the Year Ended December 31, 2018
Interest and dividend income	$414,957	$—	$414,957
Interest expense	67,721	—	67,721
Net interest income	347,236	—	347,236
Provision for credit losses	7,764	—	7,764
Net interest income after provision for credit losses	339,472	—	339,472
Non-interest income	75,653	24,623	100,276
Non-interest expense	250,338	14,886	265,224
Income before provision for income taxes	164,787	9,737	174,524
Provision for income taxes	29,367	2,045	31,412
Net income available to common shareholders	$135,420	$7,692	$143,112

Total non-fiduciary assets of the trust and investment services segment were $4.1 million (including $1.8 million of trust customer intangibles), $4.2 million, and $4.6 million at December 31, 2020, 2019, and 2018, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

NOTE 25. CONDENSED QUARTERLY STATEMENTS OF INCOME (UNAUDITED)

The following tables set forth unaudited consolidated selected quarterly statements of income for the years ended December 31, 2020 and 2019.

	2020 Quarter Ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest and dividend income	$142,448	$134,694	$133,657	$130,478	$541,277
Interest expense	22,286	15,681	13,064	10,766	61,797
Net interest income	120,162	119,013	120,593	119,712	479,480
Provision for credit losses	29,821	61,841	16,288	(209)	107,741
Net interest income after provision for credit losses	90,341	57,172	104,305	119,921	371,739
Non-interest income	26,518	31,561	33,825	32,014	123,917
Net securities gains	1,491	1,299	787	691	4,268
Non-interest expense	91,333	85,502	89,943	88,069	354,845
Income before provision for income taxes	27,017	4,530	48,974	64,557	145,079
Provision for income taxes	3,621	42	7,669	11,703	23,035
Net income	23,396	4,488	41,305	52,854	122,044
Preferred stock dividends	—	—	—	2,644	2,644
Net income available to common shareholders	$23,396	$4,488	$41,305	$50,210	$119,400
Earnings per common share—basic	$0.34	$0.07	$0.61	$0.75	$1.78
Earnings per common share—diluted	$0.34	$0.07	$0.61	$0.75	$1.77

	2019 Quarter Ended
(dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,	Annual Total
Interest and dividend income	$119,053	$119,543	$117,348	$128,309	$484,253
Interest expense	20,692	21,083	21,228	21,345	84,349
Net interest income	98,361	98,460	96,120	106,964	399,904
Provision for credit losses	2,507	2,747	4,121	1,824	11,198
Net interest income after provision for credit losses	95,854	95,713	91,999	105,140	388,706
Non-interest income	27,116	28,247	26,715	30,318	112,396
Net securities gains	657	2,909	235	520	4,320
Non-interest expense	74,432	71,952	73,268	92,556	312,208
Income before provision for income taxes	49,195	54,917	45,681	43,422	193,214
Provision for income taxes	8,858	10,103	8,334	7,046	34,341
Net income	$40,337	$44,814	$37,347	$36,376	$158,873
Earnings per common share—basic	$0.74	$0.82	$0.68	$0.60	$2.83
Earnings per common share—diluted	$0.74	$0.82	$0.68	$0.60	$2.83

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Wesbanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Wesbanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Wesbanco’s disclosure controls and procedures as of December 31, 2020, are effective in timely alerting them to material information relating to Wesbanco (including its consolidated subsidiaries) required to be included in Wesbanco’s periodic filings under the Exchange Act.

No changes in Wesbanco’s internal control over financial reporting have occurred during our fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Wesbanco’s internal control over financial reporting.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2020.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	706,745	$30.67	35,711
Equity compensation plans not approved by security holders	None	None	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(3) EXHIBIT LISTING Exhibits listed in the Exhibit Index of this Annual Report on Form 10-K are filed herein or are incorporated by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Document	Location

2.1	Agreement and Plan of Merger dated November 13, 2017 by and between Wesbanco, Inc., Wesbanco Bank Inc., First Sentry Bancshares, Inc. and First Sentry Bank, Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 13, 2017.

2.2	First Amendment to Agreement and Plan of Merger dated January 30, 2018 and between Wesbanco, Inc., Wesbanco Bank Inc., First Sentry Bancshares, Inc. and First Sentry Bank, Inc.	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2018.

2.3	Agreement and Plan of Merger dated April 20, 2018 between Wesbanco, Inc., Wesbanco Bank, Inc., Farmers Capital Bank Corporation and United Bank & Capital Trust Company.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 20, 2018.

2.4	Agreement and Plan of Merger dated July 23, 2019 between Wesbanco, Inc., Wesbanco Bank, Inc., Old Line Bancshares, Inc. and Old Line Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 23, 2019.

3.1	Bylaws of Wesbanco, Inc. (As Amended and Restated February 24, 2011).	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 25, 2011.

3.2	Amended and Restated Articles of Incorporation of Wesbanco, Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.1	Specimen Certificate of Wesbanco, Inc. Common Stock. (P)	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

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

Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.7	Description of Securities.	*

4.8

Deposit Agreement, dated August 11, 2020, by and among Wesbanco, Inc., Computershare Inc. and Computershare Trust Company, N.A. acting jointly as the depositary, and the holders from time to time of the depositary receipts described therein.

Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.9	Specimen of Certificate representing the Series A Preferred Stock.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

Exhibit Number	Document	Location

4.10	Form of Depositary Receipt.	Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

10.1	Wesbanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010 and February 23, 2017. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 20, 2017.

10.2	Employment Agreement, dated November 30, 2001, by and between Wesbanco Bank, Inc., Wesbanco, Inc. and Brent E. Richmond. **	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.3	Employment Agreement dated June 30, 2001, by and between Wesbanco Bank, Inc., Robert H. Young and Wesbanco, Inc. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.4	Letter Agreement and Committed Line of Credit Note, dated September 5, 2014, between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 8, 2014.

10.5	Form of Amended and Restated Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Robert H. Young. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.6

Form of Amended and Restated Salary Continuation Agreement – With Change in Control Provision by and between Wesbanco Bank, Inc. and executive officers (along with their related ten year benefit at age 65) as follows: Robert H. Young ($40,000) and Brent E. Richmond ($12,000). **

Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.7	Wesbanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.8	Form of Amended and Restated Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., Brent E. Richmond, Michael L. Perkins and Jayson M. Zatta. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.9	Form of Executive Compensation Amendment Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Robert H. Young. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.10	Form of Executive Compensation Amendment Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Robert H. Young. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.11	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.12	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.13	Form of Amended and Restated Employment Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc. and Jonathan D. Dargusch. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.14	Form of Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and executive officers: Jonathan D. Dargusch and Anthony F. Pietranton. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.15	Amended and Restated Employment Agreement, dated April 24, 2014, by and between Wesbanco Bank, Inc., Todd F. Clossin and Wesbanco, Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2014.

Exhibit Number	Document	Location

10.16	Restricted Stock Agreement by and between Wesbanco, Inc. and Todd F. Clossin. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

10.17	Wesbanco, Inc. KSOP, Amended and Restated, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.18	First Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.19	Second Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.20	Separation Agreement and Release and Waiver of Claims, dated October 29, 2014, by and among ESB Financial Corporation, ESB Bank, Charlotte A. Zuschlag, Wesbanco, Inc. and Wesbanco Bank, Inc. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.21	Employment Agreement, dated October 29, 2014, by and between Wesbanco Bank, Inc., Charlotte A. Zuschlag, and Wesbanco, Inc. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.22	Non-competition Agreement, dated October 29, 2014, by and between Wesbanco, Inc., Wesbanco Bank, Inc. and Charlotte A. Zuschlag .**	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 10, 2015.

10.23

Form of Employment Agreement by and between Wesbanco Bank, Inc., Wesbanco Inc., and executive officers (effective date): Jayson M. Zatta (effective March 1, 2015) and Anthony F. Pietranton (effective January 9, 2015) **

Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2015.

10.24	Wesbanco, Inc. Administrative Rules for the Total Shareholder Return Plan. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 24, 2015.

10.25	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Total Shareholder Return Agreement. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2016.

10.26	Third Amendment to the Wesbanco, Inc. KSOP, effective September 9, 2016. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2018.

10.27	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Performance Restricted Stock Agreement.**	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 31, 2017.

10.28	Form of Change in Control Agreement by Wesbanco Inc., Wesbanco Bank, Inc. and Ivan Burdine. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.29	Fourth Amendment to the Wesbanco, Inc. KSOP effective April 1, 2018. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2019.

10.30	Fifth Amendment to the Wesbanco, Inc. KSOP effective August 20, 2018. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2019.

10.31	Amended and Restated Committed Line of Credit Note between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2019.

Exhibit Number	Document	Location

10.32	Employment agreement, dated July 23, 2019, by and between Wesbanco Bank, Inc., James W. Cornelsen and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 to Form S-4 filed by the Registrant with the Securities and Exchange Commission on August 23, 2019.

10.33	Sixth Amendment to the Wesbanco, Inc. KSOP effective January 1, 2020.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

10.34	Seventh Amendment to the Wesbanco, Inc. KSOP effective November 22, 2019. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

10.35	Amendment to Loan Documents between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2020.

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 3, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	***

*	Filed herewith
**	Indicates management compensatory plan, contract, or arrangement
***	Filed electronically
(P)	Paper Filed

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

WESBANCO, INC.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 26, 2021.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Robert H. Young
Robert H. Young
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

By:	/s/ Christopher V. Criss
Christopher V. Criss
Chairman of the Board

The Directors of Wesbanco (listed below) executed a power of attorney appointing Todd F. Clossin their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ Todd F. Clossin
Todd F. Clossin
Attorney-in-fact

Stephen J. Callen	Jay T. McCamic
James W. Cornelsen	F. Eric Nelson, Jr.
Michael J. Crawford	Ronald W. Owen
Abigail M. Feinknopf	Gregory S. Proctor, Jr.
Denise Knouse-Snyder	Joseph R. Robinson
D. Bruce Knox	Kerry M. Stemler
Lisa A. Knutson	Reed J. Tanner
Gary L. Libs	Charlotte A. Zuschlag