Form 10-K/A
period 2020-12-31
WESBANCO INC
filed 2021-03-05
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Wesbanco, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, initially filed on February 26, 2021 (the “Original Annual Report”) to include the signature of Ernst & Young LLP, the Company’s independent registered public accounting firm, in two separate places where such signatures were inadvertently omitted in the Original Annual Report. The signatures were timely provided by Ernst & Young LLP and received by the Company at the time of filing the Original Annual Report. This Amendment does not change any previously reported financial results or otherwise amend the Original Annual Report as previously filed, except as noted immediately above. Furthermore, this Amendment does not update or otherwise amend the Original Annual Report as previously filed for changes in events, estimates or other developments subsequent to the date of the filing of the Original Annual Report on February 26, 2021. The Report of Ernst & Young LLP, Independent Registered Public Accounting Firm – Opinion on Internal Control over Financial Reporting and Opinion on the Financial Statements with the addition of the conformed signatures reads as follows:

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

February 26, 2021

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

Pittsburgh, Pennsylvania

February 26, 2021

EXHIBIT INDEX

Exhibit Number	Document	Location

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

104	Cover Page Interactive Data File (formatted as inline XBRL)	**

*	Filed herewith
**	Filed electronically

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2021.

WESBANCO, INC.

By:	/s/ Robert H. Young
Robert H. Young
Senior Executive Vice President and Chief Financial Officer