Form 10-Q
period 2021-03-31
WESBANCO INC
filed 2021-05-06
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 28, 2021, there were 67,315,896 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(unaudited, in thousands, except shares)	2021	2020
ASSETS
Cash and due from banks, including interest bearing amounts of $550,008 and $721,086, respectively	$759,048	$905,447
Securities:
Equity securities, at fair value	13,123	13,047
Available-for-sale debt securities, at fair value	2,775,212	1,978,136
Held-to-maturity debt securities (fair values of $839,872 and $768,183, respectively)	813,740	731,212
Allowance for credit losses, held-to-maturity debt securities	(290)	(326)
Net held-to-maturity debt securities	813,450	730,886
Total securities	3,601,785	2,722,069
Loans held for sale	153,520	168,378
Portfolio loans, net of unearned income	10,703,312	10,789,233
Allowance for credit losses - loans	(160,040)	(185,827)
Net portfolio loans	10,543,272	10,603,406
Premises and equipment, net	239,863	249,421
Accrued interest receivable	68,896	66,790
Goodwill and other intangible assets, net	1,160,195	1,163,091
Bank-owned life insurance	307,747	306,038
Other assets	223,462	240,970
Total Assets	$17,057,788	$16,425,610
LIABILITIES
Deposits:
Non-interest bearing demand	$4,460,049	$4,070,835
Interest bearing demand	3,126,186	2,839,536
Money market	1,771,703	1,685,927
Savings deposits	2,373,987	2,214,565
Certificates of deposit	1,555,074	1,618,510
Total deposits	13,286,999	12,429,373
Federal Home Loan Bank borrowings	433,984	549,003
Other short-term borrowings	137,218	241,950
Subordinated debt and junior subordinated debt	192,430	192,291
Total borrowings	763,632	983,244
Accrued interest payable	3,224	4,314
Other liabilities	218,411	251,942
Total Liabilities	14,272,266	13,668,873
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at March 31, 2021 and December 31, 2020, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 67,282,134 and 67,254,706 shares outstanding at March 31, 2021 and December 31, 2020, respectively	141,834	141,834
Capital surplus	1,636,103	1,634,815
Retained earnings	879,786	831,688
Treasury stock (799,172 and 826,600 shares - at cost, respectively)	(24,989)	(25,949)
Accumulated other comprehensive income	9,803	31,359
Deferred benefits for directors	(1,499)	(1,494)
Total Shareholders' Equity	2,785,522	2,756,737
Total Liabilities and Shareholders' Equity	$17,057,788	$16,425,610

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$109,358	119,503
Interest and dividends on securities:
Taxable	11,127	16,986
Tax-exempt	3,910	4,456
Total interest and dividends on securities	15,037	21,442
Other interest income	659	1,503
Total interest and dividend income	125,054	142,448
INTEREST EXPENSE
Interest bearing demand deposits	1,043	3,394
Money market deposits	578	2,352
Savings deposits	264	923
Certificates of deposit	2,370	4,054
Total interest expense on deposits	4,255	10,723
Federal Home Loan Bank borrowings	2,414	8,232
Other short-term borrowings	118	870
Subordinated debt and junior subordinated debt	1,789	2,461
Total interest expense	8,576	22,286
NET INTEREST INCOME	116,478	120,162
Provision for credit losses	(27,958)	29,821
Net interest income after provision for credit losses	144,436	90,341
NON-INTEREST INCOME
Trust fees	7,631	6,952
Service charges on deposits	4,894	6,617
Electronic banking fees	4,365	4,254
Net securities brokerage revenue	1,524	1,679
Bank-owned life insurance	1,709	1,769
Mortgage banking income	4,264	1,276
Net securities gains	279	1,491
Net gain on other real estate owned and other assets	175	169
Other income	8,367	3,802
Total non-interest income	33,208	28,009
NON-INTEREST EXPENSE
Salaries and wages	36,890	38,910
Employee benefits	10,266	10,373
Net occupancy	7,177	7,084
Equipment and software	6,765	6,039
Marketing	2,384	1,138
FDIC insurance	1,282	2,113
Amortization of intangible assets	2,896	3,374
Restructuring and merger-related expense	851	5,164
Other operating expenses	17,816	17,138
Total non-interest expense	86,327	91,333
Income before provision for income taxes	91,317	27,017
Provision for income taxes	18,202	3,621
Net income	73,115	23,396
Preferred stock dividends	2,531	—
Net income available to common shareholders	$70,584	$23,396
EARNINGS PER COMMON SHARE
Basic	$1.05	$0.35
Diluted	$1.05	$0.35
AVERAGE COMMON SHARES OUTSTANDING
Basic	67,263,714	67,486,550
Diluted	67,355,418	67,587,446
DIVIDENDS DECLARED PER COMMON SHARE	$0.33	$0.32

COMPREHENSIVE INCOME	$51,559	$63,336

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2021 and 2020
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2020	$144,484	67,254,706	$141,834	$1,634,815	$831,688	$(25,949)	$31,359	$(1,494)	$2,756,737
Net income	—	—	—	—	73,115	—	—	—	73,115
Other comprehensive loss	—	—	—	—	—	—	(21,556)	—	(21,556)
Comprehensive income	—	—	—	—	—	—	—	—	51,559
Common dividends declared ($0.33 per share)	—	—	—	—	(22,095)	—	—	—	(22,095)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	11,720	—	—	(391)	391	—	—	—
Treasury shares acquired	—	(5,135)	—	183	—	(183)	—	—	—
Stock options exercised	—	20,843	—	(183)	—	752	—	—	569
Stock compensation expense	—	—	—	1,288	—	—	—	—	1,288
Deferred benefits for directors- net	—	—	—	—	—	—	—	(5)	(5)
March 31, 2021	$144,484	67,282,134	$141,834	$1,636,103	$879,786	$(24,989)	$9,803	$(1,499)	$2,785,522

December 31, 2019	$—	67,824,428	$141,827	$1,636,966	$824,694	$(9,463)	$1,201	$(1,304)	$2,593,921
Net income	—	—	—	—	23,396	—	—	—	23,396
Other comprehensive income	—	—	—	—	—	—	39,940	—	39,940
Comprehensive income	—	—	—	—	—	—	—	—	63,336
Common dividends declared ($0.32 per share)	—	—	—	—	(21,435)	—	—	—	(21,435)
Adoption of ASU 2016-13	—	—	—	—	(26,591)	—	—	—	(26,591)
Treasury shares acquired	—	(786,012)	—	—	—	(24,972)	—	—	(24,972)
Stock options exercised	—	19,739	—	(276)	—	721	—	—	445
Stock compensation expense	—	—	—	1,370	—	—	—	—	1,370
Deferred benefits for directors- net	—	—	—	62	—	—	—	(76)	(14)
March 31, 2020	$—	67,058,155	$141,827	$1,638,122	$800,064	$(33,714)	$41,141	$(1,380)	$2,586,060

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2021	2020
NET CASH PROVIDED BY OPERATING ACTIVITIES	$52,004	$32,884
INVESTING ACTIVITIES
Net decrease (increase) in loans held for investment	100,799	(131,110)
Available-for-sale debt securities:
Proceeds from sales	—	222,668
Proceeds from maturities, prepayments and calls	239,259	157,954
Purchases of securities	(1,068,526)	(197,153)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	27,147	48,093
Purchases of securities	(110,298)	(11,734)
Equity securities:
Proceeds from sales	—	50
Proceeds from bank owned life insurance	—	10
Purchases of premises and equipment – net	(2,362)	(2,925)
Sale of portfolio loans	—	28,262
Net cash (used in) provided by investing activities	(813,981)	114,115
FINANCING ACTIVITIES
Increase in deposits	858,853	42,892
Proceeds from Federal Home Loan Bank borrowings	—	475,000
Repayment of Federal Home Loan Bank borrowings	(115,053)	(305,070)
(Decrease) increase in other short-term borrowings	(104,732)	59,104
Principal repayments of finance lease obligations	(109)	(104)
Decrease in federal funds purchased	—	(7,500)
Repayment of junior subordinated debt	—	(6,702)
Dividends paid to common shareholders	(21,419)	(21,016)
Dividends paid to preferred shareholders	(2,531)	—
Treasury shares sold (purchased) - net	569	(24,527)
Net cash provided by financing activities	615,578	212,077
Net (decrease) increase in cash, cash equivalents and restricted cash	(146,399)	359,076
Cash, cash equivalents and restricted cash at beginning of the period	905,447	234,796
Cash, cash equivalents and restricted cash at end of the period	$759,048	$593,872
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$10,719	$26,074
Income taxes paid	—	—
Transfers of loans to other real estate owned	—	28
Transfers of portfolio loans to loans held for sale	—	37,195

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of Wesbanco, Inc. and its consolidated subsidiaries (“Wesbanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

Wesbanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Wesbanco’s financial position and results of operations for each of the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on Wesbanco’s net income and stockholders’ equity. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2021	2020
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$70,584	$23,396
Denominator:
Total average basic common shares outstanding	67,263,714	67,486,550
Effect of dilutive stock options and other stock compensation	91,704	100,896
Total diluted average common shares outstanding	67,355,418	67,587,446
Earnings per common share - basic	$1.05	$0.35
Earnings per common share - diluted	$1.05	$0.35

As of March 31, 2021 and 2020, respectively, 393,961 and 510,186 options to purchase shares were not included in the computation of net income per diluted share for the three months ended March 31, 2021 and 2020 because the exercise price was greater than the average market price of a common share, therefore, the effect would be antidilutive.

As of March 31, 2021 and 2020, shares related to the 2020 and 2019 total shareholder return plans were not included in the calculation because the effect would be antidilutive.

In addition, no performance-based restricted stock was estimated to be awarded as of March 31, 2021 and therefore, was not included in the diluted calculation. As of March 31, 2020, 25,618 shares were estimated to be awarded and those shares were included in the diluted calculation for the three months ended March 31, 2020.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	March 31, 2021				December 31, 2020
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$29,986	$11	$—	$29,997	$39,975	$7	$—	$39,982
U.S. Government sponsored entities and agencies	174,472	4,564	(2,706)	176,330	204,109	7,715	(142)	211,682
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,123,853	30,901	(13,961)	2,140,793	1,230,106	35,979	(1,348)	1,264,737
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	284,440	7,962	(721)	291,681	308,903	11,464	(269)	320,098
Obligations of states and political subdivisions	105,778	6,056	(36)	111,798	108,602	7,160	—	115,762
Corporate debt securities	23,953	660	—	24,613	24,963	912	—	25,875
Total available-for-sale debt securities	$2,742,482	$50,154	$(17,424)	$2,775,212	$1,916,658	$63,237	$(1,759)	$1,978,136
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$7,611	$106	$—	$7,717	$7,779	$265	$—	$8,044
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	80,376	2,738	(5)	83,109	89,151	3,251	—	92,402
Obligations of states and political subdivisions	692,616	24,501	(3,811)	713,306	601,128	30,173	(59)	631,242
Corporate debt securities	33,137	2,603	—	35,740	33,154	3,341	—	36,495
Total held-to-maturity debt securities	$813,740	$29,948	$(3,816)	$839,872	$731,212	$37,030	$(59)	$768,183
Total debt securities	$3,556,222	$80,102	$(21,240)	$3,615,084	$2,647,870	$100,267	$(1,818)	$2,746,319
(1)	Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.3 million at March 31, 2021 and December 31, 2020.

At March 31, 2021 and December 31, 2020, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.  Equity securities, of which $10.1 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $13.1 million and $13.0 million at March 31, 2021 and December 31, 2020, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at March 31, 2021.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties.  Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$47,465	$47,583
1-5 years	145,739	152,800
5-10 years	358,854	366,119
Over 10 years	2,190,424	2,208,710
Total available-for-sale debt securities	$2,742,482	$2,775,212
Held-to-maturity debt securities
Less than one year	$11,759	$11,872
1-5 years	133,053	140,315
5-10 years	228,148	237,907
Over 10 years	440,780	449,778
Total held-to-maturity debt securities	$813,740	$839,872
Total debt securities	$3,556,222	$3,615,084

Securities with an aggregate fair value of $1.8 billion at March 31, 2021 and December 31, 2020, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $0 million and $222.7 million for the three months ended March 31, 2021 and 2020, respectively.  Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2021 and December 31, 2020 were $24.8 million and $46.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three months ended March 31, 2021 and 2020, respectively.  All gains and losses presented in the table below are included in the net securities gains (losses) line item of the income statement.  For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended March 31,
(unaudited, in thousands)	2021	2020
Debt securities:
Gross realized gains	$140	$3,335
Gross realized losses	(39)	(1,031)
Net gains on debt securities	$101	$2,304
Equity securities:
Net unrealized gains (losses) recognized on securities still held	$178	$(805)
Net realized losses recognized on securities sold	—	(8)
Net gains (losses) on equity securities	$178	$(813)
Net securities gains	$279	$1,491

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted.  Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $6.3 million and $5.3 million as of March 31, 2021 and December 31, 2020, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2021 and March 31, 2020, respectively:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2021 and 2020
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Balance at December 31, 2020	$—	$—	$130	$196	$326
Current period provision	—	—	(12)	(24)	(36)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at March 31, 2021	$—	$—	$118	$172	$290
.
Balance at December 31, 2019	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	—	96	133	229
Current period provision	—	—	2	5	7
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at March 31, 2020	$—	$—	$98	$138	$236

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$56,270	$(2,706)	6	$—	$—	—	$56,270	$(2,706)	6
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	973,961	(13,879)	98	3,531	(82)	4	977,492	(13,961)	102
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	94,186	(721)	9	—	—	—	94,186	(721)	9
Obligations of state and political subdivisions	3,767	(36)	1	—	—	—	3,767	(36)	1
Total	$1,128,184	$(17,342)	114	$3,531	$(82)	4	$1,131,715	$(17,424)	$118

	December 31, 2020
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$18,308	$(142)	2	$—	$—	—	$18,308	$(142)	2
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	224,448	(1,227)	41	4,136	(121)	3	228,584	(1,348)	44
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	97,266	(269)	10	—	—	—	97,266	(269)	10
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	$340,022	$(1,638)	53	$4,136	$(121)	3	$344,158	$(1,759)	56

Unrealized losses on debt securities in the table above represents temporary fluctuations resulting from changes in market rates in relation to fixed yields.  Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.  Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized.  Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost.  Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh and Indianapolis stock totaling $29.3 million and $34.0 million at March 31, 2021 and December 31, 2020, respectively, and are included in other assets in the Consolidated Balance Sheets.  Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan income was $13.3 million and $6.2 million at March 31, 2021 and December 31, 2020, respectively.  At March 31, 2021 and December 31, 2020, respectively, the balance included $21.4 and $13.8 million of net deferred income from PPP loans. The un-accreted discount on purchased loans from acquisitions was $35.9 million at March 31, 2021 and $39.4 million at December 31, 2020.

	March 31,	December 31,
(unaudited, in thousands)	2021	2020
Commercial real estate:
Land and construction	$642,017	$668,277
Improved property	5,070,725	5,037,115
Total commercial real estate	5,712,742	5,705,392
Commercial and industrial	1,598,921	1,681,182
Commercial and industrial - PPP	823,814	726,256
Residential real estate	1,644,422	1,720,961
Home equity	634,018	646,387
Consumer	289,395	309,055
Total portfolio loans	10,703,312	10,789,233
Loans held for sale	153,520	168,378
Total loans	$10,856,832	$10,957,611

The allowance for credit losses under the current expected credit losses methodology (“CECL”) is calculated utilizing the PD / LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of March 31, 2021, the one-year forecast was based upon a blended rate from two nationally-recognized published economic forecasts through March 31, 2021, and is primarily driven by the national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at quarter end, was projected to peak at 5.8% in the second quarter, and subsequently decrease to an average of 4.8% over the remainder of the forecast period. The calculation utilized a one-year reversion period back to the Company’s historical loss rate by loan classification.  Included in the qualitative factors were COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.2 million reserve on the accrued interest related to loan modifications allowed under the CARES Act due to the timing and nature of these modifications. As of March 31, 2021, accrued interest receivable for loans was $53.5 million, including $24.9 million related to COVID-19 loan modifications as permitted under the CARES Act.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2021 and 2020
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2020
Allowance for credit losses - loans	$10,841	$110,652	$37,850	$17,851	$1,487	$6,507	$639	$185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total beginning allowance for credit losses - loans and loan commitments	17,349	111,364	39,125	18,806	1,532	6,526	639	195,341
Provision for credit losses:
Provision for loan losses	(3,538)	(11,420)	(4,256)	(4,177)	(394)	(1,510)	156	(25,139)
Provision for loan commitments	(2,508)	(504)	308	(86)	5	2	—	(2,783)
Total provision for credit losses - loans and loan commitments	(6,046)	(11,924)	(3,948)	(4,263)	(389)	(1,508)	156	(27,922)
Charge-offs	(18)	(19)	(750)	(371)	(174)	(927)	(201)	(2,460)
Recoveries	55	528	440	135	79	462	113	1,812
Net charge-offs	37	509	(310)	(236)	(95)	(465)	(88)	(648)
Balance at March 31, 2021
Allowance for credit losses - loans	7,340	99,741	33,284	13,438	998	4,532	707	160,040
Allowance for credit losses - loan commitments	4,000	208	1,583	869	50	21	—	6,731
Total ending allowance for credit losses - loans and loan commitments	$11,340	$99,949	$34,867	$14,307	$1,048	$4,553	$707	$166,771

Balance at December 31, 2019
Allowance for credit losses - loans	$4,949	$20,293	$14,116	$4,311	$4,422	$2,951	$1,387	$52,429
Allowance for credit losses - loan commitments	235	22	311	15	250	41	—	874
Total beginning allowance for credit losses - loans and loan commitments	5,184	20,315	14,427	4,326	4,672	2,992	1,387	53,303
Impact of adopting ASC 326	1,524	13,078	22,357	5,630	(3,936)	2,576	213	41,442
Provision for credit losses:
Provision for loan losses	2,564	20,585	5,632	237	646	(1,241)	(351)	28,072
Provision for loan commitments	2,274	—	(582)	49	2	—	—	1,743
Total provision for credit losses - loans and loan commitments	4,838	20,585	5,050	286	648	(1,241)	(351)	29,815
Charge-offs	(1)	(1,398)	(2,714)	(386)	(443)	(856)	(328)	(6,126)
Recoveries	8	293	107	272	172	415	143	1,410
Net charge-offs	7	(1,105)	(2,607)	(114)	(271)	(441)	(185)	(4,716)
Balance at March 31, 2020
Allowance for credit losses - loans	6,442	52,873	39,227	9,684	1,096	3,886	1,064	114,272
Allowance for credit losses - loan commitments	5,111	—	—	444	17	—	—	5,572
Total ending allowance for credit losses - loans and loan commitments	$11,553	$52,873	$39,227	$10,128	$1,113	$3,886	$1,064	$119,844

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- drafts	Total
March 31, 2021
Allowance for credit losses:
Loans individually-evaluated	$503	$4,035	$1,501	$—	$—	$—	$—	$6,039
Loans collectively-evaluated	6,837	95,706	31,783	13,438	998	4,532	707	154,001
Loan commitments	4,000	208	1,583	869	50	21	—	6,731
Total allowance for credit losses - loans and commitments	$11,340	$99,949	$34,867	$14,307	$1,048	$4,553	$707	$166,771

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,125	$40,158	$1,838	$—	$—	$—	$—	$43,121
Collectively-evaluated for credit losses	640,892	5,030,567	2,420,897	1,644,422	634,018	289,395	—	10,660,191
Total portfolio loans	$642,017	$5,070,725	$2,422,735	$1,644,422	$634,018	$289,395	$—	$10,703,312

December 31, 2020
Allowance for credit losses:
Loans individually-evaluated	$602	$4,196	$1,484	$—	$—	$—	$—	$6,282
Loans collectively-evaluated	10,239	106,456	36,366	17,851	1,487	6,507	639	179,545
Loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total allowance for credit losses - loans and commitments	$17,349	$111,364	$39,125	$18,806	$1,532	$6,526	$639	$195,341

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,455	$40,372	$2,863	$—	$—	$—	$—	$44,690
Collectively-evaluated for credit losses	666,822	4,996,743	2,404,575	1,720,961	646,387	309,055	—	10,744,543
Total portfolio loans	$668,277	$5,037,115	$2,407,438	$1,720,961	$646,387	$309,055	$—	$10,789,233

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for credit loss.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2021
Pass	$634,835	$4,679,257	$2,365,558	$7,679,650
Criticized - compromised	5,360	297,801	37,782	340,943
Classified - substandard	1,822	93,667	19,395	114,884
Classified - doubtful	—	—	—	—
Total	$642,017	$5,070,725	$2,422,735	$8,135,477

As of December 31, 2020
Pass	$657,435	$4,609,726	$2,350,724	$7,617,885
Criticized - compromised	7,397	320,301	34,597	362,295
Classified - substandard	3,445	107,088	22,117	132,650
Classified - doubtful	—	—	—	—
Total	$668,277	$5,037,115	$2,407,438	$8,112,830

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans.  Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates.  The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $29.4 million at March 31, 2021 and $27.7 million at December 31, 2020, of which $5.5 million and $4.1 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard, as well as $28.3 million and $28.7 million of unfunded commercial loan commitments are not included in the tables above at March 31, 2021 and December 31, 2020, respectively.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2021
Commercial real estate:
Land and construction	$639,378	$1,120	$759	$760	$2,639	$642,017	$641
Improved property	5,055,419	4,041	1,984	9,281	15,306	5,070,725	1,955
Total commercial real estate	5,694,797	5,161	2,743	10,041	17,945	5,712,742	2,596
Commercial and industrial	2,408,663	4,823	2,657	6,592	14,072	2,422,735	5,314
Residential real estate	1,625,328	2,713	1,589	14,792	19,094	1,644,422	4,007
Home equity	628,773	1,213	197	3,835	5,245	634,018	784
Consumer	287,395	1,428	340	232	2,000	289,395	123
Total portfolio loans	10,644,956	15,338	7,526	35,492	58,356	10,703,312	12,824
Loans held for sale	153,520	—	—	—	—	153,520	—
Total loans	$10,798,476	$15,338	$7,526	$35,492	$58,356	$10,856,832	$12,824

Nonperforming loans included above are as follows:
Non-accrual loans	$9,960	$940	$1,100	$22,575	$24,615	$34,575
TDRs accruing interest (1)	3,248	63	159	93	315	3,563
Total nonperforming loans	$13,208	$1,003	$1,259	$22,668	$24,930	$38,138

As of December 31, 2020
Commercial real estate:
Land and construction	$664,990	$582	$2,276	$429	$3,287	$668,277	$288
Improved property	5,016,812	4,876	4,118	11,309	20,303	5,037,115	2,713
Total commercial real estate	5,681,802	5,458	6,394	11,738	23,590	5,705,392	3,001
Commercial and industrial	2,395,844	4,372	2,197	5,025	11,594	2,407,438	1,899
Residential real estate	1,698,636	2,614	5,654	14,057	22,325	1,720,961	2,863
Home equity	639,319	2,414	775	3,879	7,068	646,387	706
Consumer	305,483	1,998	1,031	543	3,572	309,055	377
Total portfolio loans	10,721,084	16,856	16,051	35,242	68,149	10,789,233	8,846
Loans held for sale	168,378	—	—	—	—	168,378	—
Total loans	$10,889,462	$16,856	$16,051	$35,242	$68,149	$10,957,611	$8,846

Nonperforming loans included above are as follows:
Non-accrual loans	$9,560	$630	$466	$26,224	$27,320	$36,880
TDRs accruing interest (1)	3,540	63	152	172	387	3,927
Total nonperforming loans	$13,100	$693	$618	$26,396	$27,707	$40,807

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	March 31, 2021			December 31, 2020
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$138	$120	$—	$469	$469	$—
Improved property	8,719	7,349	—	9,597	8,055	—
Commercial and industrial	1,860	1,675	—	4,401	3,413	—
Residential real estate	23,605	20,990	—	23,055	20,704	—
Home equity	6,518	5,569	—	6,635	5,708	—
Consumer	593	351	—	602	364	—
Total nonperforming loans without a specific allowance	41,433	36,054	—	44,759	38,713	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,094	2,084	175	2,094	2,094	136
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	2,094	2,084	175	2,094	2,094	136
Total nonperforming loans	$43,527	$38,138	$175	$46,853	$40,807	$136

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended
	March 31, 2021		March 31, 2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$295	$—	$393	$—
Improved property	7,702	9	5,501	20
Commercial and industrial	2,544	1	8,570	3
Residential real estate	20,847	39	18,470	55
Home equity	5,639	6	5,811	6
Consumer	358	—	390	1
Total nonperforming loans without a specific allowance	37,385	55	39,135	85
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	2,089	—	3,270	—
Commercial and industrial	—	—	96	—
Residential real estate	—	—	2,196	—
Home equity	—	—	352	—
Consumer	—	—	27	—
Total nonperforming loans with a specific allowance	2,089	—	5,941	—
Total nonperforming loans	$39,474	$55	$45,076	$85

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	March 31,	December 31,
(unaudited, in thousands)	2021	2020
Commercial real estate:
Land and construction	$120	$469
Improved property	9,007	9,494
Total commercial real estate	9,127	9,963
Commercial and industrial	1,571	3,302
Residential real estate	18,358	17,925
Home equity	5,181	5,345
Consumer	338	345
Total	$34,575	$36,880

(1)

At March 31, 2021 and December 31, 2020, there was one borrower with a loan balance greater than $1.0 million totaling $2.1 million.  Total non-accrual loans include loans that are also restructured.  Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2021			December 31, 2020
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	426	157	583	655	165	820
Total commercial real estate	426	157	583	655	165	820
Commercial and industrial	104	—	104	111	—	111
Residential real estate	2,632	1,353	3,985	2,779	1,354	4,133
Home equity	388	253	641	363	300	663
Consumer	13	5	18	19	9	28
Total	$3,563	$1,768	$5,331	$3,927	$1,828	$5,755

As of March 31, 2021 and December 31, 2020, there were no TDRs greater than $1.0 million.  The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months.  Wesbanco had unfunded commitments to debtors whose loans were classified as nonperforming of $0.9 million as of March 31, 2021 and December 31, 2020.

The following tables present details related to loans identified as TDRs during the three months ended March 31, 2021 and 2020, respectively:

New TDRs (1)
For the Three Months Ended
	March 31, 2021			March 31, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved Property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	2	332	330
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	2	$332	$330

(1) Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2021 and 2020, respectively, that were restructured within the last twelve months prior to March 31, 2021 and 2020, respectively:

Defaulted TDRs (1)
For the Three Months Ended
	March 31, 2021		March 31, 2020
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	—	—	1	13
Residential real estate	—	—	1	155
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	2	$168

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2021 and 2020, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection.  The loans in the table above were not accruing interest.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Under the CARES Act, Wesbanco has modified approximately 3,553 loans totaling $2.2 billion, of which $0.2 billion remain in their deferral period as of March 31, 2021.  Wesbanco originally offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic depending on the type of loan and the industry for commercial loans. In the fourth quarter of 2020, Wesbanco offered up to an additional twelve months of deferred payments to certain commercial loan customers, predominantly in the hospitality industry, based on specific criteria related to the borrower, the underlying property and the potential for guarantors / co-borrowers.  On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“Economic Aid Act”) was signed into law and among other things, extended the relief granted by the CARES Act for TDRs, initially slated to end on December 31, 2020, by one year to December 31, 2021.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of March 31, 2021
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$30,840	$164,939	$296,600	$49,749	$27,064	$43,143	$22,500	$—	$634,835
Criticized - compromised	—	875	—	39	228	3,618	600	—	5,360
Classified - substandard	—	—	—	74	40	1,708	—	—	1,822
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$30,840	$165,814	$296,600	$49,862	$27,332	$48,469	$23,100	$—	$642,017

Commercial real estate: improved property
Risk rating:
Pass	$156,789	$787,296	$690,398	$639,915	$472,801	$1,864,909	$67,149	$—	$4,679,257
Criticized - compromised	—	1,892	53,807	17,473	53,576	150,704	20,349	—	297,801
Classified - substandard	—	222	28,603	1,860	7,171	55,811	—	—	93,667
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$156,789	$789,410	$772,808	$659,248	$533,548	$2,071,424	$87,498	$—	$5,070,725

Commercial and industrial
Risk rating:
Pass	$401,323	$685,632	$232,322	$185,484	$135,856	$320,788	$404,023	$130	$2,365,558
Criticized - compromised	26	3,290	2,746	4,236	2,651	10,841	13,992	—	37,782
Classified - substandard	985	—	2,518	1,668	3,567	5,179	5,478	—	19,395
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$402,334	$688,922	$237,586	$191,388	$142,074	$336,808	$423,493	$130	$2,422,735

Residential real estate
Loan delinquency:
Current	$66,997	$392,577	$209,234	$130,435	$94,237	$731,848	$—	$—	$1,625,328
30-59 days past due	—	—	—	79	—	2,634	—	—	2,713
60-89 days past due	—	—	—	272	113	1,204	—	—	1,589
90 days or more past due	—	—	379	784	761	12,868	—	—	14,792
Total	$66,997	$392,577	$209,613	$131,570	$95,111	$748,554	$—	$—	$1,644,422

Home equity
Loan delinquency:
Current	$4,724	$15,055	$3,290	$2,959	$857	$16,995	$573,653	$11,240	$628,773
30-59 days past due	—	—	—	—	—	400	783	30	1,213
60-89 days past due	—	—	—	—	—	121	76	—	197
90 days or more past due	—	—	—	19	150	1,565	1,355	746	3,835
Total	$4,724	$15,055	$3,290	$2,978	$1,007	$19,081	$575,867	$12,016	$634,018

Consumer
Loan delinquency:
Current	$18,121	$65,802	$79,045	$33,586	$18,773	$51,313	$20,589	$166	$287,395
30-59 days past due	37	444	413	68	114	352	—	—	1,428
60-89 days past due	—	45	50	31	64	148	2	—	340
90 days or more past due	—	8	—	54	29	125	16	—	232
Total	$18,158	$66,299	$79,508	$33,739	$18,980	$51,938	$20,607	$166	$289,395

	Loans As of December 31, 2020
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$133,720	$314,614	$109,232	$27,483	$16,404	$29,685	$26,297	$—	$657,435
Criticized - compromised	459	—	1,532	233	79	3,778	1,316	—	7,397
Classified - substandard	—	—	403	58	291	2,693	—	—	3,445
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$134,179	$314,614	$111,167	$27,774	$16,774	$36,156	$27,613	$—	$668,277

Commercial real estate: improved property
Risk rating:
Pass	$809,516	$670,554	$646,629	$474,622	$572,733	$1,346,552	$89,120	$—	$4,609,726
Criticized - compromised	2,693	67,261	16,793	59,251	42,284	130,247	1,772	—	320,301
Classified - substandard	102	16,366	4,946	11,647	18,460	55,567	—	—	107,088
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$812,311	$754,181	$668,368	$545,520	$633,477	$1,532,366	$90,892	$—	$5,037,115

Commercial and industrial
Risk rating:
Pass	$977,085	$240,262	$193,712	$160,924	$85,379	$265,890	$427,336	$136	$2,350,724
Criticized - compromised	453	2,726	4,206	2,795	324	11,640	12,453	—	34,597
Classified - substandard	—	3,817	1,947	3,771	1,603	5,073	5,906	—	22,117
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$977,538	$246,805	$199,865	$167,490	$87,306	$282,603	$445,695	$136	$2,407,438

Residential real estate
Loan delinquency:
Current	$385,541	$242,770	$149,603	$108,090	$170,967	$641,665	$—	$—	$1,698,636
30-59 days past due	—	—	320	533	—	1,761	—	—	2,614
60-89 days past due	—	—	823	—	185	4,646	—	—	5,654
90 days or more past due	—	483	166	761	819	11,828	—	—	14,057
Total	$385,541	$243,253	$150,912	$109,384	$171,971	$659,900	$—	$—	$1,720,961

Home equity
Loan delinquency:
Current	$18,191	$3,611	$3,334	$975	$1,110	$16,477	$583,486	$12,135	$639,319
30-59 days past due	124	—	34	—	—	882	1,247	127	2,414
60-89 days past due	—	—	—	—	—	14	749	12	775
90 days or more past due	—	—	8	156	88	1,786	1,075	766	3,879
Total	$18,315	$3,611	$3,376	$1,131	$1,198	$19,159	$586,557	$13,040	$646,387

Consumer
Loan delinquency:
Current	$72,847	$89,637	$39,584	$22,118	$13,144	$45,735	$22,253	$165	$305,483
30-59 days past due	481	408	210	311	194	379	15	—	1,998
60-89 days past due	273	147	84	100	163	253	11	—	1,031
90 days or more past due	113	72	73	31	12	242	—	—	543
Total	$73,714	$90,264	$39,951	$22,560	$13,513	$46,609	$22,279	$165	$309,055

The following table summarizes other real estate owned and repossessed assets included in other assets:

	March 31,	December 31,
(unaudited, in thousands)	2021	2020
Other real estate owned	$375	$504
Repossessed assets	18	45
Total other real estate owned and repossessed assets	$393	$549

Residential real estate included in other real estate owned was $0.1 million at March 31, 2021 and December 31, 2020.  At March 31, 2021 and December 31, 2020, formal foreclosure proceedings were in process on residential real estate loans totaling $4.3 million and $4.1 million, respectively.

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

Wesbanco is exposed to certain risks arising from both its business operations and economic conditions.  Wesbanco principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Wesbanco manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities.  Wesbanco’s existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Wesbanco’s assets or liabilities. Wesbanco manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. A matched book is when Wesbanco Bank, Inc.’s (the “Bank”) assets and liabilities are equally distributed but also have similar maturities.

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings.  As of March 31, 2021 and December 31, 2020, Wesbanco had 122 and 112, respectively, customer interest rate swaps with an aggregate notional amount of $711.0 million and $649.9 million, respectively, related to this program.  During the three months ended March 31, 2021 and 2020, Wesbanco recognized net gains (losses) of $2.8 million and $(2.8) million, respectively, related to the changes in fair value of these swaps. Additionally, Wesbanco recognized $1.9 million and $2.6 million of income for the related swap fees for the three months ended March 31, 2021 and 2020, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives.  The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower by the lead bank in a loan syndication.  As of March 31, 2021 and December 31, 2020, Wesbanco had 13 and 12, respectively, risk participation-in agreements with an aggregate notional amount of $119.2 million and $101.1 million, respectively.  As of March 31, 2021 and December 31, 2020, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $10.0 million.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis.  The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower.  Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the loan commitment and the closing of the loan.  The total balance of forward TBA contracts entered into was $197.0 million and $183.5 million at March 31, 2021 and December 31, 2020, respectively.  Additionally, Wesbanco recognized gains (losses) of $4.5 million and $(2.7) million, respectively, for the three months ended March 31, 2021 and 2020 related to the changes in fair value of these contracts.  The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$710,986	$31,732	$32,470	$649,857	$46,418	$49,917
Other contracts:
Interest rate loan commitments	85,435	—	314	112,119	702	—
Forward TBA contracts	197,000	1,515	—	183,500	—	1,161
Total derivatives		$33,247	$32,784		$47,120	$51,078

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three months ended March 31, 2021 and 2020, respectively.

		For the Three Months Ended March 31,
(unaudited, in thousands)	Location of Gain/(Loss)	2021	2020
Interest rate swaps	Other income	$2,761	$(2,751)
Interest rate loan commitments	Mortgage banking income	(1,016)	(145)
Forward TBA contracts	Mortgage banking income	4,518	(2,657)
Total		$6,263	$(5,553)

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

Wesbanco had minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $54.2 million as of March 31, 2021.  If Wesbanco had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 6. BENEFIT PLANS

The following table presents the net periodic pension cost for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2021	2020
Service cost – benefits earned during year	$616	$568
Interest cost on projected benefit obligation	842	1,121
Expected return on plan assets	(2,763)	(2,594)
Amortization of prior service cost	(8)	(9)
Amortization of net loss	675	793
Net periodic pension income	$(638)	$(121)

The service cost of $0.6 million for both the three months ended March 31, 2021 and 2020 is included in salaries and wages, and the periodic pension income of $1.3 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, is included in employee benefits.

The Plan covers all employees of Wesbanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $5.2 million is due for 2021, which can be offset in whole or in part by the Plan’s $64.2 million available credit balance. Wesbanco currently does not expect to make a voluntary contribution to the Plan in 2021.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

		March 31, 2021
		Fair Value Measurements Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2021	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,123	$13,123	$—	$—
Available-for-sale debt securities
U.S. Treasury	29,997	—	29,997	—
U.S. Government sponsored entities and agencies	176,330	—	176,330	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,140,793	—	2,140,793	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	291,681	—	291,681	—
Obligations of states and political subdivisions	111,798	—	110,287	1,511
Corporate debt securities	24,613	—	24,613	—
Total available-for-sale debt securities	$2,775,212	$—	$2,773,701	$1,511
Loans held for sale	153,520	—	153,520	—
Other assets - interest rate derivatives agreements	31,732	—	31,732	—
Total assets recurring fair value measurements	$2,973,587	$13,123	$2,958,953	$1,511

Other liabilities - interest rate derivatives agreements	$32,470	$—	$32,470	$—
Total liabilities recurring fair value measurements	$32,470	$—	$32,470	$—

Nonrecurring fair value measurements
Individually-evaluated nonperforming loans	$1,909	$—	$—	$1,909
Other real estate owned and repossessed assets	393	—	—	393
Total nonrecurring fair value measurements	$2,302	$—	$—	$2,302

		December 31, 2020
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2020	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,047	$13,047	$—	$—
Available-for-sale debt securities
U.S. Treasury	39,982	—	39,982	—
U.S. Government sponsored entities and agencies	211,682	—	211,682	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,264,737	—	1,264,737	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	320,098	—	320,098	—
Obligations of states and political subdivisions	115,762	—	114,227	1,535
Corporate debt securities	25,875	—	25,875	—
Total available-for-sale debt securities	$1,978,136	$—	$1,976,601	$1,535
Loans held for sale	168,378	—	168,378	—
Other assets - interest rate derivatives agreements	46,418	—	46,418	—
Total assets recurring fair value measurements	$2,205,979	$13,047	$2,191,397	$1,535

Other liabilities - interest rate derivatives agreements	$49,917	$—	$49,917	$—
Total liabilities recurring fair value measurements	$49,917	$—	$49,917	$—

Nonrecurring fair value measurements
Individually-evaluated nonperforming loans	$1,958	$—	$—	$1,958
Other real estate owned and repossessed assets	549	—	—	549
Total nonrecurring fair value measurements	$2,507	$—	$—	$2,507

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no significant transfers between level 1, 2 or 3 for the three months ended March 31, 2021 or for the year ended December 31, 2020.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
March 31, 2021
Individually-evaluated nonperforming loans	$1,909	Appraisal of collateral (1)	Appraisal adjustments (2)	(30.0%)/(30.0%)
			Liquidation expenses (2)	(5.6%)/(5.6%)
Other real estate owned and repossessed assets	$393	Appraisal of collateral (1), (3)
December 31, 2020
Individually-evaluated nonperforming loans	$1,958	Appraisal of collateral (1)	Appraisal adjustments (2)	(30.0%)/(30.0%)
			Liquidation expenses (2)	(5.6%)/(5.6%)
Other real estate owned and repossessed assets	$549	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of appraisal adjustments and liquidation expense are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			March 31, 2021
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$759,048	$759,048	$759,048	$—	$—
Equity securities	13,123	13,123	13,123	—	—
Available-for-sale debt securities	2,775,212	2,775,212	—	2,773,701	1,511
Held-to-maturity debt securities	813,450	839,872	—	839,411	461
Net loans	10,543,272	10,540,445	—	—	10,540,445
Loans held for sale	153,520	153,520	—	153,520	—
Other assets - interest rate derivatives	31,732	31,732	—	31,732	—
Accrued interest receivable	68,896	68,896	68,896	—	—

Financial Liabilities
Deposits	13,286,999	13,300,728	11,731,925	1,568,803	—
Federal Home Loan Bank borrowings	433,984	438,211	—	438,211	—
Other borrowings	137,218	125,925	125,925	—	—
Subordinated debt and junior subordinated debt	192,430	172,142	—	105,371	66,771
Other liabilities - interest rate derivatives	32,470	32,470	—	32,470	—
Accrued interest payable	3,224	3,224	3,224	—	—

			Fair Value Measurements at
			December 31, 2020
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$905,447	$905,447	$905,447	$—	$—
Equity securities	13,047	13,047	13,047	—	—
Available-for-sale debt securities	1,978,136	1,978,136	—	1,976,601	1,535
Held-to-maturity debt securities	730,886	768,183	—	767,720	463
Net loans	10,603,406	10,802,883	—	—	10,802,883
Loans held for sale	168,378	168,378	—	168,378	—
Other assets - interest rate derivatives	46,418	46,418	—	46,418	—
Accrued interest receivable	66,790	66,790	66,790	—	—

Financial Liabilities
Deposits	12,429,373	12,439,981	10,810,863	1,629,118	—
Federal Home Loan Bank borrowings	549,003	555,375	—	555,375	—
Other borrowings	241,950	235,796	235,796	—	—
Subordinated debt and junior subordinated debt	192,291	174,452	—	105,768	68,684
Other liabilities - interest rate derivatives	49,917	49,917	—	49,917	—
Accrued interest payable	4,314	4,314	4,314	—	—

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three months ended March 31, 2021 and 2020, respectively:

	Point of Revenue	For the Three Months Ended March 31,
(unaudited, in thousands)	Recognition	2021	2020
Revenue Streams
Trust fees
Trust account fees	Over time	$5,313	$4,857
WesMark fees	Over time	2,318	2,095
Total trust fees		7,631	6,952
Service charges on deposits
Commercial banking fees	Over time	564	585
Personal service charges	At a point in time and over time	4,330	6,032
Total service charges on deposits		4,894	6,617
Net securities brokerage revenue
Annuity commissions	At a point in time	917	1,038
Equity and debt security trades	At a point in time	76	159
Managed money	Over time	283	235
Trail commissions	Over time	248	247
Total net securities brokerage revenue		1,524	1,679

Debit card sponsorship income (1)	At a point in time and over time	646	708
Payment processing fees (1)	At a point in time and over time	713	680
Electronic banking fees	At a point in time	4,365	4,254
Mortgage banking income	At a point in time	4,264	1,276
Net gain on other real estate owned and other assets	At a point in time	175	169

(1)	Debit card sponsorship income and payment processing fees are included in other non-interest income.

NOTE 9. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the three months ended March 31, 2021 and 2020 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2020	$(15,502)	$46,861	$—	$31,359
Other comprehensive income/(loss) before reclassifications	—	(22,026)	—	(22,026)
Amounts reclassified from accumulated other comprehensive income/(loss)	472	(2)	—	470
Period change	472	(22,028)	—	(21,556)
Balance at March 31, 2021	$(15,030)	$24,833	$—	$9,803

Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201
Other comprehensive income/(loss) before reclassifications	—	41,116	—	41,116
Amounts reclassified from accumulated other comprehensive income/(loss)	569	(1,743)	(2)	(1,176)
Period change	569	39,373	(2)	39,940
Balance at March 31, 2020	$(16,899)	$58,017	$23	$41,141

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2021 and 2020:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2021	2020
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$(3)	$(2,287)	Net securities gains (Non-interest income)
Related income tax expense ⁽²⁾	1	544	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(2)	(1,743)

Debt securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	—	(3)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense ⁽²⁾	—	1	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	—	(2)

Defined benefit plans (3):
Amortization of net loss and prior service costs	622	746	Employee benefits (Non-interest expense)
Related income tax benefit ⁽²⁾	(150)	(177)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	472	569
Total reclassifications for the period	$470	$(1,176)

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 3, “Securities.”
(2)	Income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.
(3)	Included in the computation of net periodic pension cost. See Note 6, “Benefit Plans” for additional detail.

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with commitments was $6.7 million and $9.5 million at March 31, 2021 and December 31, 2020, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees.  The liability associated with letters of credit was $0.1 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2021	2020
Lines of credit	$2,497,734	$2,510,011
Loans approved but not closed	470,736	381,180
Overdraft limits	153,374	154,322
Letters of credit	53,136	53,788
Contingent obligations and other guarantees	199,066	126,984

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 11. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets managed or held in custody by the trust and investment services segment was approximately $5.2 billion and $4.1 billion at March 31, 2021 and 2020, respectively.  These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended March 31, 2021
Interest and dividend income	$125,054	$—	$125,054
Interest expense	8,576	—	8,576
Net interest income	116,478	—	116,478
Provision for credit losses	(27,958)	—	(27,958)
Net interest income after provision for credit losses	144,436	—	144,436
Non-interest income	25,577	7,631	33,208
Non-interest expense	82,011	4,316	86,327
Income before provision for income taxes	88,002	3,315	91,317
Provision for income taxes	17,506	696	18,202
Net income	70,496	2,619	73,115
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$67,965	$2,619	$70,584

For The Three Months Ended March 31, 2020
Interest and dividend income	$142,448	$—	$142,448
Interest expense	22,286	—	22,286
Net interest income	120,162	—	120,162
Provision for credit losses	29,821	—	29,821
Net interest income after provision for credit losses	90,341	—	90,341
Non-interest income	21,057	6,952	28,009
Non-interest expense	86,918	4,415	91,333
Income before provision for income taxes	24,480	2,537	27,017
Provision for income taxes	3,088	533	3,621
Net income available to common shareholders	$21,392	$2,004	$23,396

Total non-fiduciary assets of the trust and investment services segment were $3.9 million (including $1.7 million of trust customer intangibles) and $3.8 million (including $2.2 million of trust customer intangibles) at March 31, 2021 and 2020, respectively.  All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three months ended March 31, 2021. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2020 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.Wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions including the effects of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance.  Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 212 branches and 207 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes.  Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2021 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2020 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for the three months ended March 31, 2021 was $70.6 million, with diluted earnings per share of $1.05, compared to $23.4 million or $0.35 per diluted share, respectively, for the first quarter of 2020.  Excluding after-tax restructuring and merger-related expenses (non-GAAP measure) in both periods, for the three months ended March 31, 2021, net income available to common shareholders was $71.3 million, or $1.06 per diluted share, as compared to $27.5 million or $0.41 per diluted share, respectively, in the prior year quarter.

	For The Three Months Ended March 31,
	2021		2020
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (Non-GAAP)(1)	$71,256	$1.06	$27,476	$0.41
Less: After-tax restructuring and merger-related expenses	(672)	(0.01)	(4,080)	(0.06)
Net income available to common shareholders (GAAP)	$70,584	$1.05	$23,396	$0.35

(1)

Non-GAAP net income excludes after-tax restructuring and merger-related expenses.  The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income decreased $3.7 million or 3.1% in the first quarter of 2021 compared to the same quarter of 2020, reflecting lower loan yields, due to repricing of existing loans and new lower rates offered in the current market environment, lower purchase accounting related accretion and lower rates on investment securities, partially offset by lower interest on deposits and borrowings.  As a result of the lower rates, the net interest margin decreased by 27 basis points to 3.27% in the first quarter of 2021 as compared to the first quarter of 2020.  Over the same time period, the yield on earning assets decreased a total of 68 basis points and the cost of interest bearing liabilities decreased 54 basis points.  Average loan balances increased by 5.0% from the first quarter of 2020, mainly attributable to participation in the PPP loan program, while average deposits, excluding certificates of deposit, increased 24.6% over the same time period, due mostly to stimulus deposits and increased personal savings.   Accretion from acquisitions benefited the first quarter 2021 net interest margin by 13 basis points, as compared to 22 basis points in the prior year period.  Lastly, the forgiveness of existing and the funding of new PPP loans positively impacted the first quarter 2021 net interest margin by a net 11 basis points.

Improved macroeconomic factors, which include lower unemployment projections, utilized in the CECL calculation drove a net benefit of provision for credit losses and resulted in a negative provision of $28.0 million in the first quarter of 2021 as compared to a provision of $29.8 million in the first quarter of 2020.  Annualized net charge-offs, as a percentage of average portfolio loans, were 0.02% and 0.18% for the first quarter of 2021 and 2020, respectively.

For the first quarter of 2021, non-interest income increased $5.2 million or 18.6% compared to the first quarter of 2020, driven by mortgage banking income and higher commercial customer loan swap-related income.  Reflecting the low interest rate environment and organic growth, mortgage banking income increased $3.0 million or 234.2% in the first quarter of 2021 compared to the prior year period, net of fair value adjustments, as residential mortgage origination dollar volume increased approximately 50% over the prior year’s first quarter, with roughly 60% of those originations sold into the secondary market.  Loan swap-related income was $4.7 million in the first quarter of 2021, an increase of $4.8 million over the first quarter of 2020, primarily the result of $2.8 million in positive fair value adjustments in the current period as compared to a negative $2.8 million in fair value adjustments in last year’s first quarter.  Offsetting these increases somewhat, service charges on deposits were 26.0% lower in the first quarter of 2021 as compared to the first quarter of 2020, due to higher customer deposits associated with three rounds of stimulus payments to-date and lower general consumer spending, resulting in fewer eligible account fees.

Non-interest expense, excluding restructuring and merger-related expenses in both periods, decreased in the first quarter of 2021 by $0.7 million or 0.8%, to $85.5 million, compared to the first quarter of 2020.   This year-over-year decrease is primarily due to a 5.2% decrease in salaries and wages from the first quarter of 2020 to the first quarter of 2021 due to the recent financial center closures and the management of open positions, as well as continuing cost controls over certain discretionary expenses.  FDIC insurance expense was down 39.3% from last year’s first quarter.  Offsetting these decreases somewhat was an increase of $1.2 million or 109.5% in marketing expense for the first quarter of 2021 from the first quarter of 2020 due to increased product advertising and brand awareness campaigns that were delayed in 2020 due to the pandemic, and equipment and software costs increased due to higher software costs resulting from the company’s increased size.

During the first quarter of 2021, the effective tax rate was 19.9% as compared to 13.4% in last year’s first quarter, and the provision for income taxes increased $14.6 million to $18.2 million, primarily due to higher pre-tax income heavily influenced by the negative provision in the first quarter of 2021.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2021	2020
Net interest income	$116,478	$120,162
Taxable equivalent adjustment to net interest income	1,039	1,184
Net interest income, fully taxable equivalent	$117,517	$121,346
Net interest spread, non-taxable equivalent	3.11%	3.25%
Benefit of net non-interest bearing liabilities	0.13%	0.26%
Net interest margin	3.24%	3.51%
Taxable equivalent adjustment	0.03%	0.03%
Net interest margin, fully taxable equivalent	3.27%	3.54%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings.  Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income decreased $3.7 million or 3.1% in the first quarter of 2021 compared to the first quarter of 2020, due to a 27 basis point decrease in the net interest margin to 3.27% resulting from the lower yield environment, as the yield on earning assets decreased at a faster rate than the rate on interest bearing liabilities. The net interest margin decrease was slightly mitigated by a 5.7% increase in average earning asset balances, primarily driven by Wesbanco’s participation in the PPP lending program. PPP loans contributed a total of $9.9 million in interest and fee accretion income in the first quarter of 2021. Excluding PPP loans, portfolio loans decreased by 4.5% from March 31, 2020, due to lower new loan demand, other than residential lending, most of which was sold in the secondary market.  Total average deposits increased in the first quarter of 2021 by $1.8 billion or 16.5% compared to the first quarter of 2020, due to an influx of deposits from the three rounds of stimulus, PPP loan proceeds deposited into customer accounts, higher personal savings rates and lower general consumer spending.  The margin’s decline was due to the continued lower rate environment and its effect on the repricing of existing loans and offered rates on loans and investment securities.  In addition, purchase accounting accretion decreased in the first quarter of 2021 as approximately 13 basis points of accretion from prior acquisitions was included in the first quarter 2021 net interest margin as compared to 22 basis points in the 2020 first quarter net interest margin.  The forgiveness of existing PPP loans and the funding of new PPP loans positively impacted the first quarter 2021 net interest margin by a net 11 basis points, mitigating the margin decrease somewhat. The cost of interest bearing deposits decreased by 35 basis points and total liabilities decreased by 54 basis points from the first quarter of 2020 to the first quarter of 2021. The decrease in the cost is primarily due to aggressive rate decreases for interest bearing demand deposits, which include public funds, and lower rates for certificates of deposit, customer repurchase agreements, short to medium-term Federal Home Loan Bank borrowings and junior subordinated debentures in response to the general decrease in overall borrowing rates in the marketplace resulting from lower rates across the yield curve.  In addition, the average balance of FHLB borrowings decreased by $1.0 billion or 66.8% from the first quarter of 2020, as excess liquidity was used to pay off these borrowings as they matured.

Interest income decreased $17.4 million or 12.2% in the first quarter of 2021 compared to the same period of 2020 due to lower yields in every earning asset category.  Earning asset yields were influenced negatively in the first quarter of 2021 compared to the first quarter of 2020 due primarily to decreases in the Federal Reserve’s federal funds rate by 150 basis points in March 2020 and the continuation of the low rate environment through the current period.  Helping to slightly mitigate the interest income decrease, average loan balances increased $515.2 million or 5.0% in the first quarter of 2021 compared to the first quarter of 2020, due to originations of PPP loans. Loan yields decreased by 56 basis points during this same period to 4.07% from the previously mentioned lower rate environment and its effect on the repricing of portfolio loans as well as lower offered rates on new loans.  Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories.  In the first quarter of 2021, average loans represented 74.7% of average earning assets, a slight decrease from 75.2% in the first quarter of 2020.  Average taxable securities balances decreased $270.3 million or 10.5% from the first quarter of 2020, due to higher levels of calls and mortgage security-related paydowns. Taxable securities yields decreased by 69 basis points and tax-exempt securities yields decreased by five basis points in the first quarter of 2021 from the first quarter of 2020. The continuing lower rate environment has resulted in the yield decrease for all securities, as calls, prepayments and maturities of legacy higher-rate securities have been replaced with purchases at lower overall market yields.  Increased prepayments on mortgage-backed securities in the lower rate environment also reduced the taxable securities yields due to higher amortization. The average balance of tax-exempt securities, which have the highest yields within securities, have stayed consistent at approximately 20.1% of total average securities in both the first quarter of 2021 and 2020.  The average securities balance for the first quarter of 2021 was somewhat impacted by a net securities portfolio increase of $0.9 billion, which occurred mostly late in March from the use of excess liquidity to fund securities purchases.

Total portfolio loans increased $353.7 million or 3.4% over the last twelve months, while total commercial loans increased $729.3 million or 9.8%.  Loan growth was achieved through $4.8 billion in total loan originations, led by $2.9 billion in business loan originations for the past twelve months.  Loan growth was driven by PPP loans, but was partially offset by significant loan paydowns or payoffs as some loans were refinanced in the secondary lending market, some with other banks and some financed projects were sold by their developers.

Commercial loans with floors currently average 4.10% on approximately $2.4 billion or 30% of total commercial loans at March 31, 2021, as compared to $2.3 billion averaging 4.22% or 29% of commercial loans at December 31, 2020. Approximately 68% or $1.7 billion of these loans are currently priced at their floor, as compared to 69% or $1.6 billion at December 31, 2020. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing date. In addition, in a declining rate environment, some customers may request rates below existing contractual floors, which we may grant for competitive or other reasons.

Interest expense decreased $13.7 million or 61.5% in the first quarter of 2021 as compared to the same period in 2020, due to decreases in the cost of all interest bearing liability categories, as market rates have dropped and, in turn, management reduced certain deposit rates. The cost of interest bearing liabilities decreased by 54 basis points from the first quarter of 2020 to 0.37% in 2021.  Interest bearing deposits increased $742.0 million or 9.5% from the first quarter of 2020, due mostly to the three rounds of stimulus payments.  The rate on interest bearing deposits decreased 35 basis points to 20 basis points from the first quarter of 2020, primarily from aggressive decreases in rates on interest bearing public funds and certificates of deposit in response to the lower market rates. Average non-interest bearing demand deposit balances increased from the first quarter of 2020 to the first quarter of 2021 by $1.1 billion or 33.9% and were 32.9% of total average deposits at March 31, 2021, compared to 28.6% at March 31, 2020, reflecting the previously mentioned stimulus deposits, PPP loan deposits, higher personal savings and ongoing checking account marketing strategies. The average balance of FHLB borrowings decreased $1.0 billion from the first quarter of 2020 to 2021 due to the maturity of legacy higher-rate FHLB borrowings throughout the past twelve months being redeemed with excess liquidity.  These maturities benefitted the average rate paid, as it decreased by 25 basis points to 2.00% from the first quarter of 2020.  Average other borrowings, subordinated debt and junior subordinated debt balances decreased $150.5 million or 28.2% from the first quarter of 2020 to 2021, and their average rates paid decreased by 79 and 122 basis points, respectively, over this same time period, due primarily to decreases in LIBOR, the index upon which this variable-rate type of borrowing is priced, other than fixed rates on $35.1 million of subordinated debt.

The continuing low rate environment is expected to result in the core net interest margin declining several basis points over the remainder of the year, as securities purchased toward the end of the first quarter will negatively impact the margin. Lower anticipated earning asset yields caused by loans repricing to lower rates, new loan production being lower than existing loans, security cash flows being reinvested at lower rates and decreasing purchase accounting accretion should be slightly mitigated by price reductions to deposit rates and lower wholesale funding costs. In addition, Wesbanco’s participation in the PPP loan program is expected to positively contribute to net interest income and further mitigate the decreases to the net interest margin in 2021 as SBA loan forgiveness occurs for qualifying customers and net deferred fees are accreted into income at the date of loan payoff.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended March 31,
	2021		2020
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$776,245	0.09%	$133,532	1.21%
Loans, net of unearned income (1)	10,890,370	4.07%	10,375,187	4.63%
Securities: (2)
Taxable	2,306,320	1.96%	2,576,668	2.65%
Tax-exempt (3)	580,199	3.46%	646,587	3.51%
Total securities	2,886,519	2.26%	3,223,255	2.82%
Other earning assets	33,240	5.89%	69,581	6.37%
Total earning assets (3)	14,586,374	3.51%	13,801,555	4.19%
Other assets	2,049,884		1,983,384
Total Assets	$16,636,258		$15,784,939

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$2,970,766	0.14%	$2,342,441	0.58%
Money market accounts	1,725,561	0.14%	1,543,763	0.61%
Savings deposits	2,290,657	0.05%	1,953,487	0.19%
Certificates of deposit	1,584,152	0.61%	1,989,450	0.82%
Total interest bearing deposits	8,571,136	0.20%	7,829,141	0.55%
Federal Home Loan Bank borrowings	488,388	2.00%	1,471,175	2.25%
Other borrowings	191,676	0.25%	336,042	1.04%
Subordinated debt and junior subordinated debt	192,341	3.77%	198,494	4.99%
Total interest bearing liabilities (4)	9,443,541	0.37%	9,834,852	0.91%
Non-interest bearing demand deposits	4,200,793		3,137,279
Other liabilities	221,508		218,739
Shareholders’ equity	2,770,416		2,594,069
Total Liabilities and Shareholders’ Equity	$16,636,258		$15,784,939
Taxable equivalent net interest spread		3.14%		3.28%
Taxable equivalent net interest margin		3.27%		3.54%

(1)

Gross of allowance for loan losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $8.2 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.  PPP loan fees, which are included as part of total loan fees, were $7.9 million for the three months ended March 31, 2021. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $3.5 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively.

(2)	Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory rate of 21% for each period presented.
(4)	Accretion on interest bearing liabilities acquired from prior acquisitions was $1.1 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For The Three Months Ended March 31, 2021
	Compared to March 31, 2020
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$433	$(658)	$(225)
Loans, net of unearned income	5,790	(15,935)	(10,145)
Taxable securities	(1,648)	(4,211)	(5,859)
Tax-exempt securities (1)	(568)	(123)	(691)
Other earning assets	(535)	(84)	(619)
Total interest income change (1)	3,472	(21,011)	(17,539)
Increase (decrease) in interest expense:
Interest bearing demand deposits	730	(3,081)	(2,351)
Money market accounts	249	(2,023)	(1,774)
Savings deposits	137	(796)	(659)
Certificates of deposit	(731)	(953)	(1,684)
Federal Home Loan Bank borrowings	(4,953)	(865)	(5,818)
Other borrowings	(271)	(481)	(752)
Subordinated debt and junior subordinated debt	(74)	(598)	(672)
Total interest expense change	(4,913)	(8,797)	(13,710)
Net interest income increase (decrease) (1)	$8,385	$(12,214)	$(3,829)

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans.  The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments.  The provision for credit losses - loans and loan commitments decreased by ($27.9) million in the first quarter of 2021 compared to $29.8 million of provision expense in the first quarter of 2020 as a result of changes in the macroeconomic forecast.  As of March 31, 2021, the macroeconomic forecast estimated significantly lower unemployment over the reasonable and supportable forecast period of one year as compared to the forecast utilized during the first quarter of 2020, resulting in a decrease in the allowance for loan losses and allowance for loan commitments.  Non-performing loans were 0.36% of total loans as of March 31, 2021, decreasing from 0.38% of total loans at the end of the first quarter of 2020. Non-performing assets were 0.36% of total loans and other real estate and repossessed assets as of March 31, 2021, decreasing from 0.39% at the end of the first quarter of 2020.  Criticized and classified loans were 4.26% of total loans as of March 31, 2021, increasing from 2.09% as of March 31, 2020, primarily due to recent adjustments to the internal loan classification system, which impacted risk grades, and downgrades in the Company’s hospitality loan portfolio. Past due loans at March 31, 2021 were 0.31% of total loans, compared to 0.46% at March 31, 2020. Annualized net loan charge-offs decreased to 0.02% as of March 31, 2021 compared to 0.18% as of March 31, 2020.  (Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For The Three Months Ended March 31,
(unaudited, dollars in thousands)	2021	2020	$ Change	% Change
Trust fees	$7,631	$6,952	$679	9.8
Service charges on deposits	4,894	6,617	(1,723)	(26.0)
Electronic banking fees	4,365	4,254	111	2.6
Net securities brokerage revenue	1,524	1,679	(155)	(9.2)
Bank-owned life insurance	1,709	1,769	(60)	(3.4)
Net securities gains	279	1,491	(1,212)	(81.3)
Mortgage banking income	4,264	1,276	2,988	234.2
Net insurance services revenue	1,090	845	245	29.0
Debit card sponsorship income	646	708	(62)	(8.8)
Payment processing fees	713	680	33	4.9
Net gain on other real estate owned and other assets	175	169	6	3.6
Swap fee and valuation income	4,650	(102)	4,752	4,658.8
Other	1,268	1,671	(403)	(24.1)
Total non-interest income	$33,208	$28,009	$5,199	18.6

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 22.2% of total revenue for the three months ended March 31, 2021. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the first quarter of 2021, non-interest income increased $5.2 million or 18.6% compared to the first quarter of 2020, primarily due to a $3.0 million or 234.2% increase in mortgage banking income and a $4.8 million increase in swap fee and valuation income.  The increases were slightly offset by the pandemic’s impact on service charges on deposits, which had a $1.7 million or 26.0% decrease from the first quarter of 2020.  Net securities gains also decreased $1.2 million or 81.3% from the first quarter of 2020.

Trust fees increased $0.7 million or 9.8% compared to the first quarter of 2020, due to a record market value of trust assets in the first quarter of 2021.  Total trust assets were $5.2 billion at March 31, 2021 as compared to $4.1 billion at March 31, 2020. As of March 31, 2021, trust assets include managed assets of $4.2 billion and non-managed (custodial) assets of $1.0 billion.  Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $1.0 billion as of March 31, 2021 and $816.2 million as of March 31, 2020, and are included in managed assets.

Service charges on deposits decreased $1.7 million or 26.0% to $4.9 million in the first quarter of 2021 as compared to the same period in 2020 due to higher consumer deposit balances throughout the quarter associated with three rounds of stimulus payments to date and lower general consumer spending, resulting in fewer eligible fee-generating transactions.

Net securities gains decreased $1.2 million or 81.3% in the first quarter of 2021 compared to the same period of 2020, due to reduced securities sales, as approximately $218 million of mortgage-backed securities were sold in the first quarter of 2020 at a net gain of $2.1 million to take advantage of market opportunities and to increase liquidity at the time.  No securities were sold in the first quarter of 2021.  Included in net securities gains were $0.2 million and ($1.3) million of market adjustments on the deferred compensation plan for the three months ended March 31, 2021 and 2020, respectively, which had an offsetting effect in employee benefits expense.

Mortgage banking income increased $3.0 million or 234.2% in the first quarter of 2021 compared to the first quarter of 2020.  For the first quarter of 2021, mortgage production was $317.3 million, which was an increase of 47.2% from the comparable 2020 period. For the three months ended March 31, 2021, $214.6 million in mortgages were sold into the secondary market at a net margin of 2.0% as compared to $102.1 million at a net margin of 1.3% in the comparable 2020 period. Included in mortgage banking income and the calculation of net margin noted above are losses of $1.4 million and $2.6 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended March 31, 2021 and 2020, respectively.

Debit card sponsorship income, a non-essential revenue stream for Wesbanco that was acquired in the Old Line Bancshares, Inc. (“OLBK”) acquisition and generated $0.6 million of gross revenue in the first quarter of 2021, has been sold as of March 31, 2021 to another bank.  The all-cash purchase price, which will be paid out on a monthly basis over a two-year period up to a maximum of $2.8 million, is based on a 50%-50% split of the monthly gross revenue earned by the purchasing bank.

Swap fee and valuation income increased $4.8 million in the first quarter of 2021 compared to the first quarter of 2020 due to an increase in the fair value of existing swaps.  For the three months ended March 31, 2021, new swaps executed totaled $65.1 million in notional principal resulting in $1.9 million of fee income, compared to new swaps executed of $135.6 million in notional principal resulting in $2.6 million of fee income for the three months ended March 31, 2020.  Fair value adjustments on existing swaps for the three months ended March 31, 2021 and 2020 were $2.8 million and ($2.8) million, respectively.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For The Three Months Ended March 31,
(unaudited, dollars in thousands)	2021	2020	$ Change	% Change
Salaries and wages	$36,890	$38,910	$(2,020)	(5.2)
Employee benefits	10,266	10,373	(107)	(1.0)
Net occupancy	7,177	7,084	93	1.3
Equipment	6,765	6,039	726	12.0
Marketing	2,384	1,138	1,246	109.5
FDIC insurance	1,282	2,113	(831)	(39.3)
Amortization of intangible assets	2,896	3,374	(478)	(14.2)
Restructuring and merger-related expenses	851	5,164	(4,313)	(83.5)
Franchise and other miscellaneous taxes	2,997	3,742	(745)	(19.9)
Consulting, regulatory, accounting and advisory fees	3,378	2,841	537	18.9
ATM and electronic banking interchange expenses	2,202	1,789	413	23.1
Postage and courier expenses	1,268	1,257	11	0.9
Legal fees	862	815	47	5.8
Communications	912	1,024	(112)	(10.9)
Supplies	1,019	1,217	(198)	(16.3)
Other real estate owned and foreclosure expenses	112	(65)	177	272.3
Other	5,066	4,518	548	12.1
Total non-interest expense	$86,327	$91,333	$(5,006)	(5.5)

Non-interest expense in the first quarter of 2021 decreased $5.0 million or 5.5% compared to the same quarter in 2020, principally due to a $2.0 million reduction in salaries and wages as well as a $4.3 million decrease in restructuring and merger-related expenses.  In the first quarter of 2021, there were $0.9 million of restructuring expenses related to the branch optimization strategy and upcoming core conversion as compared to $5.2 million of merger-related expenses related to the OLBK acquisition in the first quarter of 2020.  Excluding restructuring and merger-related expenses, non-interest expense decreased $0.7 million or 0.8% from the first quarter of 2020 to the first quarter of 2021.

Salaries and wages decreased $2.0 million or 5.2% in the first quarter of 2021 from the first quarter of 2020 due to a 7.9% reduction in full time equivalent (“FTE”) employees resulting from cost savings realized from the OLBK acquisition and the closure of branches early in the first quarter of 2021, as the branch optimization strategy was executed.  Employee benefits expense remained relatively flat over the same time period.

Equipment costs increased $0.7 million or 12.0% compared to the first quarter of 2020, due to continuous improvements in technology and communication infrastructure, software costs as well as loan and deposit origination and customer support platforms.  Specifically, service agreements and data processing expenses increased $1.0 million or 30.6% from the first quarter of 2020 to the first quarter of 2021 due to the Company’s continued growth.

Marketing expenses increased $1.2 million or 109.5% compared to the first quarter of 2020 due to increased advertising and brand awareness campaigns.  Some marketing-related activities were delayed from 2020 due to the COVID-19 pandemic.

FDIC insurance decreased $0.8 million or 39.3% compared to the first quarter of 2020, as continued efforts to update credit score information on acquired loan customers has favorably affected the assessment rate in the first quarter of 2021, as well as a higher capital base and other accrual adjustments in the prior year.

Restructuring and merger-related expenses in the first quarter of 2021 totaled $0.9 million, a decrease of $4.3 million from the first quarter of 2020. The $0.9 million of expenses in the first quarter of 2021 consisted of $0.7 million in expenses related to the upcoming core conversion, including termination fees of existing contracts, and $0.2 million in branch closure and severance expenses associated with the closure of branches early in the quarter as a result of the execution of the branch optimization strategy.  The restructuring and merger-related expenses in the first quarter of 2020 totaling $5.2 million related to the OLBK acquisition.

Franchise and miscellaneous taxes decreased $0.7 million or 19.9% from the first quarter of 2020 due to the elimination of Kentucky bank franchise taxes effective on January 1, 2021.  Wesbanco is now subject to Kentucky state income taxes which are reflected within the provision for income taxes on the income statement, and is part of the Company’s effective tax rate calculation.

Consulting, regulatory, accounting and advisory fees increased $0.5 million or 18.9% from the first quarter of 2020 due to increased underwriting and processing fees from a higher volume of mortgage originations in the current period.

INCOME TAXES

The provision for income taxes was $18.2 million for the three months ended March 31, 2021, which is a $14.6 million increase compared to $3.6 million for the three months ended March 31, 2020. The increase in the provision for income taxes is due to an increase in the effective tax rate to 19.9% in the first quarter of 2021 compared to 13.4% in the first quarter of 2020, resulting from higher pre-tax income primarily due to the negative provision for credit losses recorded in the first quarter of 2021.

FINANCIAL CONDITION

Total assets and deposits increased 3.8% and 6.9%, respectively, while shareholders’ equity increased 1.0%, compared to December 31, 2020. Total securities increased $909.3 million or 33.4% from December 31, 2020 to March 31, 2021, primarily driven by the purchase of mortgage-backed securities and municipal obligations with additional liquidity provided by CARES Act individual and family payments, as well as, deposits from small businesses obtaining loans from the PPP program. The securities’ increase was partially offset by a $28.8 million decrease in unrealized gains in the available-for-sale portfolio. Total portfolio loans decreased $85.9 million or 0.8% as residential real estate, home equity and consumer loan pay downs outpaced new originations and commercial line usage decreased to 32.3% from 33.9% at year-end, which were partially offset by new PPP-related commercial originations outpacing loan forgiveness related to the 2020 PPP loan program. Deposits increased $857.6 million from year-end resulting from increases of 9.8%, 7.2%, and 5.1% in demand deposits, savings deposits, and money market deposits, respectively, which were partially offset by a 3.9% decrease in certificates of deposit. The growth in transaction-based accounts is primarily attributable to CARES Act stimulus funds received, increased personal savings and reduced customer spending, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. The transaction accounts also increased from business customers obtaining loans from the PPP loan program and depositing proceeds in their checking accounts.

Deposits were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The decrease in certificates of deposit is a result of lower overall rates and management periodically offering lower than median competitive rates for maturing certificates of deposit and customer preferences for other deposit types, which was partially offset by a $2.3 million increase in CDARS® balances. Total borrowings decreased 22.3% or $219.6 million during the first three months of 2021 as additional liquidity permitted the pay down of maturing FHLB advances by $115.0 million, coupled with a $104.7 million decrease in other short-term borrowings.

Total shareholders’ equity increased approximately $28.8 million or 1.0%, compared to December 31, 2020, primarily due to net income exceeding dividends for the period by $48.1 million, which was partially offset by a $21.6 million decrease in other comprehensive income.  The Board of Directors also approved an additional stock repurchase plan for the purchase of up to an additional 1.7 million shares on April 22, 2021, bringing total shares available for repurchase to approximately 5% of outstanding shares.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2021	2020	Change ($)	Change (%)
Equity securities (at fair value)	$13,123	$13,047	$76	0.6
Available-for-sale debt securities (at fair value)
U.S. Treasury	29,997	39,982	(9,985)	(25.0)
U.S. Government sponsored entities and agencies	176,330	211,682	(35,352)	(16.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,140,793	1,264,737	876,056	69.3
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	291,681	320,098	(28,417)	(8.9)
Obligations of states and political subdivisions	111,798	115,762	(3,964)	(3.4)
Corporate debt securities	24,613	25,875	(1,262)	(4.9)
Total available-for-sale debt securities	$2,775,212	$1,978,136	$797,076	40.3
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$7,611	$7,779	$(168)	(2.2)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	80,376	89,151	(8,775)	(9.8)
Obligations of states and political subdivisions	692,616	601,128	91,488	15.2
Corporate debt securities	33,137	33,154	(17)	(0.1)
Total held-to-maturity debt securities	813,740	731,212	82,528	11.3
Total securities	$3,602,075	$2,722,395	$879,680	32.3
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	1.78%	2.09%
As a % of total securities	77.4%	73.1%
Weighted average life (in years)	4.6	3.4
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.19%	3.35%
As a % of total securities	22.6%	26.9%
Weighted average life (in years)	5.1	3.8
Total securities:
Weighted average yield at the respective period end (2)	2.10%	2.43%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.7	3.5

(1)

At March 31, 2021 and December 31, 2020, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased $879.7 million or 32.3% from December 31, 2020 to March 31, 2021, and represented 21.1% of total assets at period-end as compared to 16.6% at December 31, 2020.  Through the first three months of 2021, the available-for-sale portfolio increased $797.1 million or 40.3%, primarily due to excess liquidity from stimulus deposits and increased calls of agency and municipal securities funding $1.1 billion in purchases of residential mortgage-backed securities and collateralized mortgage obligations, while the held-to-maturity portfolio increased $82.5 million or 11.3% due to $110.3 million in purchases of municipal bonds.  The weighted average yield of the portfolio decreased by 33 basis points from 2.43% at December 31, 2020 to 2.10% at March 31, 2021, due to calls of legacy higher rate agency and municipal securities and the previously mentioned purchases at lower current market rates.

Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2021 and December 31, 2020 were $24.8 million and $46.9 million, respectively.  The net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after tax-basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity.   Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $26.1 million at March 31, 2021, compared to $37.0 million at December 31, 2020.  With approximately 23% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category. The decrease in unrealized gains from year-end are due to an increase in market rates towards the end of the quarter.

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

Wesbanco’s municipal portfolio represented 22.3% of the overall securities portfolio as of March 31, 2021 compared to 26.3% as of December 31, 2020, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	March 31, 2021		December 31, 2020
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$89,255	10.8	$72,861	9.8
Investment Grade - High	577,740	70.1	511,013	68.4
Investment Grade - Upper Medium	150,539	18.2	152,704	20.4
Investment Grade - Lower Medium	3,040	0.4	3,072	0.4
Non-Investment Grade - Speculative	—	—	—	—
Not rated by either agency	4,530	0.5	7,354	1.0
Total municipal bond portfolio	$825,104	100.0	$747,004	100.0

(1)	The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at March 31, 2021 consists of $215.2 million of taxable and $609.9 million of tax-exempt general obligation and revenue bonds.  The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	March 31, 2021		December 31, 2020
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$569,910	69.1	$518,274	69.4
Revenue	255,194	30.9	228,730	30.6
Total municipal bond portfolio	$825,104	100.0	$747,004	100.0
Municipal bond issuer:
State Issued	$47,718	5.8	$46,843	6.3
Local Issued	777,386	94.2	700,161	93.7
Total municipal bond portfolio	$825,104	100.0	$747,004	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States.  The following table presents the top five states of municipal bond concentration based on total fair value at March 31, 2021:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	March 31, 2021
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$166,551	20.2
Ohio	94,072	11.4
California	82,247	10.0
Texas	72,075	8.7
Kentucky	40,435	4.9
All other states	369,724	44.8
Total municipal bond portfolio	$825,104	100.0

(1)	Wesbanco’s municipal bond portfolio contains obligations in the State of West Virginia totaling $36.2 million or 4.4% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2021		December 31, 2020
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$642,017	5.9	$668,277	6.1
Improved property	5,070,725	46.7	5,037,115	46.0
Total commercial real estate	5,712,742	52.6	5,705,392	52.1
Commercial and industrial	1,598,921	14.7	1,681,182	15.4
Commercial and industrial - PPP	823,814	7.6	726,256	6.6
Residential real estate	1,644,422	15.2	1,720,961	15.7
Home equity	634,018	5.8	646,387	5.9
Consumer	289,395	2.7	309,055	2.8
Total portfolio loans	10,703,312	98.6	10,789,233	98.5
Loans held for sale	153,520	1.4	168,378	1.5
Total loans	$10,856,832	100.0	$10,957,611	100.0

(1)

Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total loans decreased $100.8 million or 0.9% from December 31, 2020, while they increased $353.7 million or 3.4% over the last twelve months.  Most of the loan growth was due to the origination of $1.2 billion of PPP loans during the last twelve months, of which $823.8 million remain in the portfolio as of March 31, 2021.  Excluding PPP loans, total loans decreased over the last twelve months by 3.5% as commercial line usage decreased and a higher percentage of new residential loans originated were sold into the secondary market as opposed to holding them in the residential loan portfolio. Consumer loan demand also decreased as a result of the pandemic reducing consumer spending.  Slightly offsetting the total decrease was 1.9% of growth in commercial real estate.  Commercial and industrial loans decreased 11.3%, due primarily to the lower line usage mentioned above and lower overall demand. Residential real estate loans decreased 14.8% over the last twelve months, due to a greater portion of new originations sold into the secondary market and a greater portion of existing loans refinanced with other banks, while home equity loans were also refinanced into first mortgages due to customer preferences for fixed rate loans.

Total loan commitments of $3.4 billion, including loans approved but not closed, increased $147.8 million or 4.6% from December 31, 2020 due primarily to increases in loans approved but not closed and contingent obligations.  The line utilization percentage for the commercial portfolio was 32.3% at March 31, 2021 compared to 33.9% as of December 31, 2020.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

Loans held for sale at both March 31, 2021 and December 31, 2020 are originated residential mortgages that are committed to be sold into the secondary market.

Wesbanco has participated in the PPP loan program as originally established by the CARES Act. As of March 31, 2021, the Company has funded nearly 10,500 loans totaling $1.2 billion to qualifying small businesses, non-profits and organizations throughout our six-state footprint. The loans carry an interest rate of 1%, are generally for a two-year or five-year maturity, and were originated with a percentage fee paid by the SBA directly to the Bank depending on the size of the loan originated. At March 31, 2021, remaining unaccreted fees, net of deferred origination costs, were $21.4 million.  This total is comprised of $14.8 million remaining on the 2021 originated PPP loans and $6.6 million remaining on the 2020 originated PPP loans. The loans are subject to forgiveness by the SBA under certain defined circumstances, and it is anticipated a high percentage of such loans will meet such requirements (as revised) over the next few quarters, with $0.4 billion of 2020 originated PPP loans having been forgiven as of March 31, 2021.

TABLE 11. COMMERCIAL EXPOSURE BY INDUSTRY

	March 31, 2021
	Land and Construction		Improved Property		Commercial and Industrial		PPP
(unaudited, dollars in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Loan Balance	Total Loan Balance	Total Exposure	% of Capital (1)
Agriculture and farming	$16,103	$2,118	$2,956	$883	$7,464	$5,430	$4,273	$30,796	$39,227	2.3
Energy	4,945	1,716	41,008	1,097	73,969	58,236	8,898	128,820	189,869	11.1
Construction	92,940	65,819	139,810	29,331	155,049	187,173	161,838	549,637	831,960	48.7
Manufacturing	378	1,753	92,544	12,523	154,854	118,303	81,921	329,697	462,276	27.1
Wholesale and distribution	190	10	45,431	2,984	115,923	74,829	26,802	188,346	266,169	15.6
Retail	4,499	4,226	272,063	19,289	91,701	82,374	40,641	408,904	514,793	30.2
Transportation and warehousing	17,272	1,491	81,094	2,053	39,610	13,844	24,660	162,636	180,024	10.5
Information and communications	1,485	115	10,335	121	7,610	8,281	3,294	22,724	31,241	1.8
Finance and insurance	557	108	13,229	2,410	79,907	135,295	7,567	101,260	239,073	14.0
Equipment leasing	—	—	21,366	498	37,917	35,712	11,954	71,237	107,447	6.3
Real estate - 1-4 family	26,639	8,398	286,645	10,488	48,925	3,764	—	362,209	384,859	22.5
Real estate - multi-family	224,196	172,055	520,366	9,043	12,113	1	—	756,675	937,774	54.9
Real estate - other retail	1,216	1,364	231,445	3,767	5,356	—	—	238,017	243,148	14.2
Real estate - shopping center	11,383	1,156	301,017	9,205	—	—	—	312,400	322,761	18.9
Real estate - office building	12,836	3,501	514,092	18,879	14,569	2,802	—	541,497	566,679	33.2
Real estate - commercial/manufacturing	5,090	463	352,702	10,253	10,992	13	—	368,784	379,513	22.2
Real estate - residential buildings	42,273	92,604	129,156	40,851	25,662	16,560	7,107	204,198	354,213	20.7
Real estate - other	51,619	18,568	432,182	90,209	49,664	33,450	7,836	541,301	683,528	40.0
Services	5,736	6,639	200,117	5,121	160,939	109,359	139,532	506,324	627,443	36.8
Schools and education services	23,667	380	33,712	604	99,832	15,720	17,867	175,078	191,782	11.2
Healthcare	45,464	41,207	358,387	8,960	125,079	67,010	103,898	632,828	750,005	43.9
Entertainment and recreation	1,305	119	48,351	1,657	13,397	3,838	12,675	75,728	81,342	4.8
Hotels	9,674	8,980	711,117	13,728	6,478	1,032	22,963	750,232	773,972	45.3
Other accommodations	1,052	6,193	32,238	319	4,034	383	765	38,089	44,984	2.6
Restaurants	3,699	5,399	98,784	1,877	58,816	24,617	64,094	225,393	257,286	15.1
Religious organizations	4,006	537	74,896	2,516	37,172	22,165	7,667	123,741	148,959	8.7
Government	33,332	4,327	18,327	1,657	132,444	31,544	6,260	190,363	227,891	13.3
Unclassified	461	2,907	7,355	29,816	29,445	60,838	61,302	98,563	192,124	11.3
Total commercial loans	$642,017	$452,153	$5,070,725	$330,139	$1,598,921	$1,112,573	$823,814	$8,135,477	$10,030,342	587.5

(1)	Represents Bank’s total risk-based capital.

TABLE 12. COMMERCIAL LOANS MODIFIED UNDER CARES ACT BY INDUSTRY

	March 31, 2021
	Land and Construction		Improved Property		Commercial and Industrial				Percent Modified
(unaudited, dollars in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Total Loan Balance	Total Exposure	Balance	Exposure
Manufacturing	$—	$—	$—	$—	$835	$—	$835	$835	0.3%	0.2%
Hotels	—	—	152,045	216	—	—	152,045	152,261	20.3%	19.7%
Total modified commercial loans	$—	$—	$152,045	$216	$835	$—	$152,880	$153,096	1.9%	1.5%

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

Under the CARES Act, Wesbanco has modified approximately 3,550 loans totaling $2.2 billion in 2020, of which a total of $155.3 million, representing 1.5% of total portfolio loans are currently in their deferral period as of March 31, 2021.  The deferrals as of March 31, 2021 consisted of $152.9 million of commercial loans, representing 1.9% of the commercial loan portfolio, with a majority of the other deferrals occurring in the residential real estate portfolio.  An additional $98.8 million of commercial loans had various payment terms modified in exchange for enhancements beneficial to the Bank which were permanent improvements to the credit facility.  Changes include an increase in floor rates, increase in guarantors and duration of guarantees and a change in covenants.  None of the aforementioned loans were delinquent as of March 31, 2021.

All of the real estate sectors combined represent the largest industry exposure at $3.9 billion, of which multi-family, office buildings and 1-4 families are the largest categories within real estate. Multi-family makes up $937.8 million or 54.9% of total risk-based capital, office buildings are $566.7 million or 33.2% of total risk-based capital and 1-4 families are $384.9 million or 22.5% of total risk-based capital.

The construction sectors combined represent the second largest industry exposure at $832.0 million or 48.7% of risk-based capital.

The hotel sector represents the third largest industry exposure at $774.0 million or 45.3% of risk-based capital. For loan modifications allowed under the CARES Act, there were $152.0 million or 8.9% of total risk-based capital of hotel loans in deferral as of March 31, 2021. The majority of these loans were deferred for up to twelve months based on specific criteria related to the borrower.

Healthcare represents the fourth largest industry exposure at $750.0 million or 43.9% of total risk-based capital.

TABLE 13. COMMERCIAL LOANS MODIFIED UNDER CARES ACT BY MODIFICATION TYPE

	March 31, 2021
	Three Months Principal & Interest Plus Three Months Principal Only Deferral	Phase Three Deferral
(unaudited, in thousands)	Loan Balance	Loan Balance	Total Loan Balance
Manufacturing	$835	$—	$835
Entertainment and recreation	—	152,045	152,045
Total modified commercial loans	$835	$152,045	$152,880

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 14. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2021	December 31, 2020
Non-accrual loans:
Commercial real estate - land and construction	$120	$469
Commercial real estate - improved property	9,007	9,494
Commercial and industrial	1,571	3,302
Residential real estate	18,358	17,925
Home equity	5,181	5,345
Consumer	338	345
Total non-accrual loans (1)	34,575	36,880
TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	426	655
Commercial and industrial	104	111
Residential real estate	2,632	2,779
Home equity	388	363
Consumer	13	19
Total TDRs accruing interest (1)	3,563	3,927
Total non-performing loans	$38,138	$40,807
Other real estate owned and repossessed assets	393	549
Total non-performing assets	$38,531	$41,356
Non-performing loans/total portfolio loans	0.36%	0.38%
Non-performing assets/total assets	0.23%	0.25%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.36%	0.38%

(1)	TDRs on non-accrual of $1.8 million as of March 31, 2021 and December 31, 2020, respectively, are included in total non-accrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $2.7 million or 6.5%, from December 31, 2020, due to various non-accrual relationships that were paid off in the first quarter of 2021.  TDRs balances have decreased $0.4 million from December 31, 2020 to March 31, 2021.  (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due as of December 31, 2019, as well as other requirements. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. As of March 31, 2021, Wesbanco has offered deferred payments to commercial and retail customers impacted by the COVID-19 pandemic, depending on the type of loan and the industry-type for commercial loans.

Other real estate owned and repossessed assets decreased $0.2 million from December 31, 2020 primarily due a continued efforts to liquidate residential properties.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 15. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	March 31, 2021	December 31, 2020
Loans past due 90 days or more:
Commercial real estate - land and construction	$641	$288
Commercial real estate - improved property	1,955	2,713
Commercial and industrial	5,314	1,899
Residential real estate	4,007	2,863
Home equity	784	706
Consumer	123	377
Total loans past due 90 days or more	12,824	8,846
Loans past due 30 to 89 days:
Commercial real estate - land and construction	1,879	2,858
Commercial real estate - improved property	5,047	8,948
Commercial and industrial	7,345	6,540
Residential real estate	3,263	7,490
Home equity	1,307	2,754
Consumer	1,761	3,006
Total loans past due 30 to 89 days	20,602	31,596
Total loans 30 days or more past due	$33,426	$40,442
Loans past due 90 days or more and accruing to total portfolio loans	0.12%	0.08%
Loans past due 30-89 days and accruing to total portfolio loans	0.19%	0.29%

Loans past due 30 days or more and accruing interest excluding non-accruals and TDRs decreased $7.0 million or 17.3% from December 31, 2020.  These loans continue to accrue interest because they are both well-secured and in the process of collection.  Loans 90 days or more past due increased $4.0 million and represented 0.12% of total loans at March 31, 2021 compared to 0.08% at December 31, 2020. While past due loans decreased overall, loans 90 days past due increased in the commercial and industrial and residential real estate loan categories.  The decrease in the 30 to 89 days past due status was primarily due to the renewals of certain OLBK-acquired commercial lines of credit that are being adjusted to Wesbanco’s underwriting standards. The 30 – 89 days past due category represented 0.19% of total loans at March 31, 2021 and 0.29% at December 31, 2020.  Loans currently modified as permitted by the regulatory authorities and the CARES Act are not included in Tables 14 or 15, as they are not considered non-performing or past due.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of March 31, 2021, the total allowance for credit losses – loans and commitments was $166.8 million of which $160.1 million relates to loans and $6.7 million relates to loan commitments. The allowance for credit losses – loans is 1.50% of total portfolio loans as of March 31, 2021, compared to 1.72% as of December 31, 2020. Excluding PPP loans of $823.8 million, the allowance for credit losses – loans is 1.62% of total portfolio loans. As per regulatory guidance, there is no allowance on PPP loans due to their government guarantees by the SBA.

The allowance for credit losses - loans individually-evaluated decreased $0.2 million from December 31, 2020 to March 31, 2021.  The allowance for loans collectively-evaluated decreased from December 31, 2020 to March 31, 2021 by $25.5 million.

The allowance for credit losses - loan commitments was $6.7 million at March 31, 2021 as compared to $9.5 million as of December 31, 2020, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default to net present value. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of March 31, 2021, the forecast was based upon a blend of two nationally-recognized published economic forecasts through March 31, 2021, and is primarily driven by national unemployment and interest rate spread forecasts. At quarter-end, national unemployment was projected to peak at 5.8%, and subsequently decrease to an average of 4.8% over the remainder of the forecast period. The improvement in the macroeconomic factors caused the allowance to decrease from December 31, 2020 to March 31, 2021, by $28.6 million.

If forecasted projections of national unemployment remain consistent with the forecast utilized by Wesbanco as of March 31, 2021 throughout the rest of the year, this may result in less significant future quarterly decreases in the allowance for credit losses, depending upon other model variables such as qualitative factors specifically for hotels and the COVID-19 pandemic.

Criticized and classified loans were 4.3% of total portfolio loans, decreasing from 4.6% at December 31, 2020. Criticized and classified loans decreased $39.1 million from December 31, 2020 to $455.8 million at March 31, 2021, primarily due to upgrades on certain hospitality loans during the first quarter of 2021.

Table 16 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.  The overall allowance for loans decreased due to improvements in forecasted economic factors.

TABLE 16. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	March 31, 2021	Percent of Total	December 31, 2020	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$7,340	4.4	$10,841	5.6
Commercial real estate - improved property	99,741	59.8	110,652	56.6
Commercial and industrial	33,284	20.0	37,850	19.4
Residential real estate	13,438	8.1	17,851	9.1
Home equity	998	0.6	1,487	0.8
Consumer	4,532	2.7	6,507	3.3
Deposit account overdrafts	707	0.4	639	0.3
Total allowance for credit losses - loans	$160,040	96.0	$185,827	95.1
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$4,000	2.4	$6,508	3.3
Commercial real estate - improved property	208	0.1	712	0.4
Commercial and industrial	1,583	1.0	1,275	0.7
Residential real estate	869	0.5	955	0.5
Home equity	50	0.0	45	0.0
Consumer	21	0.0	19	0.0
Total allowance for credit losses - loan commitments	6,731	4.0	9,514	4.9
Total allowance for credit losses - loans and loan commitments	$166,771	100.0	$195,341	100.0

Although the allowance for credit losses is allocated as described in Table 16, the total allowance is available to absorb actual losses in any category of the loan portfolio.  However, differences between management’s estimation of probable losses and actual net chargeoffs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category.  Management believes the allowance for credit losses is appropriate to absorb expected losses at March 31, 2021.

DEPOSITS

TABLE 17. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Deposits
Non-interest bearing demand	$4,460,049	$4,070,835	$389,214	9.6
Interest bearing demand	3,126,186	2,839,536	286,650	10.1
Money market	1,771,703	1,685,927	85,776	5.1
Savings deposits	2,373,987	2,214,565	159,422	7.2
Certificates of deposit	1,555,074	1,618,510	(63,436)	(3.9)
Total deposits	$13,286,999	$12,429,373	$857,626	6.9

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 212 financial centers. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $857.6 million or 6.9% during the first three months of 2021.  Interest bearing demand deposits, non-interest bearing demand deposits, savings deposits, and money market deposits increased 10.1%, 9.6%, 7.2%, and 5.1%, respectively. The growth in transaction-based accounts is primarily attributable to individual and family stimulus payments, as well as deposits from small businesses obtaining loans from the PPP program, focused retail and business strategies to obtain more account relationships and customers’ overall preference for shorter-term maturities. Deposit balances were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through Wesbanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $649.9 million at March 31, 2021 compared to $513.9 million at December 31, 2020, as certain sweep repurchase agreements previously in short-term borrowings were moved to this product.

Certificates of deposit decreased $63.4 million due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco.  The decline was also impacted by customer run-off of higher cost certificates of deposit from the OLBK acquisition. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $44.9 million in outstanding balances at March 31, 2021, compared to $42.6 million in total outstanding balances at December 31, 2020.  Certificates of deposit greater than $250,000 were approximately $376.9 million at March 31, 2021 compared to $381.7 million at December 31, 2020. Certificates of deposit of $100,000 or more were approximately $808.2 million at March 31, 2021 compared to $843.2 million at December 31, 2020.  Certificates of deposit totaling approximately $952.4 million at March 31, 2021 with a cost of 0.52% are scheduled to mature within the next 12 months.  Wesbanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits.

BORROWINGS

TABLE 18. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Federal Home Loan Bank Borrowings	$433,984	$549,003	$(115,019)	(21.0)
Other short-term borrowings	137,218	241,950	(104,732)	(43.3)
Subordinated debt and junior subordinated debt	192,430	192,291	139	0.1
Total	$763,632	$983,244	$(219,612)	(22.3)

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. During the first three months of 2021, $115.0 million in available liquidity was used for FHLB borrowings maturities and other principal pay-downs with an average cost of 2.60%. There were no new FHLB advances during the period.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $137.2 million at March 31, 2021 compared to $242.0 million at December 31, 2020.  The decrease in these borrowings is primarily due to a $120.0 million decrease in callable repurchase agreements due to moving certain customer relationships to interest-bearing demand deposits, which was partially offset by a $15.3 million increase in overnight sweep checking accounts. There were no outstanding federal funds purchased at either March 31, 2021 or December 31, 2020.

Wesbanco renewed a revolving line of credit in August 2020, which is a senior obligation of the parent company, with another financial institution.  This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either March 31, 2021 or December 31, 2020.

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

During the first quarter of 2020, Wesbanco extended its contract with its existing core service provider for an additional seven years, which includes upgraded and enhanced technological services. The new contract also includes additional products and services, which were previously obtained from various other third-party service providers. It is currently anticipated that such core services will be converted in the third quarter of 2021, and that one-time charges from various contract terminations will be accounted for as of the date of the termination of any such associated contract. In addition to upgrading and enhancing technology, reflecting the current operating environment and increased utilization of digital services, Wesbanco announced, on August 27, 2020, a plan to accelerate its financial center optimization strategy.  The plan consolidated a total of 24 locations and converted two others to drive-up only locations across Indiana, Kentucky, Ohio, Pennsylvania, and West Virginia.  Three locations closed in 2020, and the remainder closed in January 2021.  Gross cost savings of approximately $6.0 to $6.5 million are expected to be phased-in during the first half of 2021, with approximately half of the gross cost savings reinvested in enhanced customer-facing technologies and digital services.  Staff at the locations that were consolidated were permitted to fill certain open positions at other nearby financial centers, somewhat reducing expected cost savings.  Wesbanco incurred $0.2 million in restructuring charges in the first quarter of 2021 associated with the closures.  The Company continues to review other branch locations for potential closure in the second half of 2021.

CAPITAL RESOURCES

Shareholders' equity increased $28.8 million or 1.0% from $2.8 billion at December 31, 2020.  The increase resulted primarily from net income during the current three-month period of $73.1 million, which were partially offset by a $21.6 million other comprehensive income loss and the declaration of common and preferred shareholder dividends totaling $22.5 million and $2.5 million, respectively, for the three months ended March 31, 2021.  Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.33 per share in February, representing a 3.1% increase over the prior quarterly rate and a cumulative 136% increase since 2010.

Wesbanco did not purchase any shares of its common stock during the three-month period ended March 31, 2021 under the current share repurchase plans. At March 31, 2021, the remaining shares authorized to be purchased under the current repurchase plans totaled 1,704,457 shares.  The Board of Directors also approved an additional stock repurchase plan for the purchase of up to an additional 1.7 million shares on April 22, 2021.  This plan is in addition to the two active stock repurchase plans as of March 31, 2021, resulting in a total of approximately 3.4 million shares available for repurchase, as the prior plans will continue to be utilized until such authorizations are complete.

In February 2021, Wesbanco granted 12,000 Total Shareholder Return Plan (“TSR”) shares for the performance period beginning January 1, 2021 and ending December 31, 2023 to certain executives. The award is determined at the end of the three-year period if the TSR of Wesbanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of Wesbanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group.  Upon achieving the market-based metric, shares determined to be earned by the participant become time-based and vest in three equal annual installments.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios.  At March 31, 2021, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of March 31, 2021, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $252.3 million from the Bank.  Wesbanco expects to continue to improve its consolidated and Bank capital ratios as necessary over time, to fund organic growth and acquisitions, primarily from retaining a majority of its earnings.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. Regulatory capital levels without the capital benefit at March 31, 2021 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized” as the capital benefit approximated 30 to 45 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			March 31, 2021			December 31, 2020
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,663,801	10.74%	$619,628	$1,617,413	10.51%	$510,306
Common equity Tier 1	4.50%	6.50%	1,519,316	13.65%	500,740	1,472,929	13.40%	494,529
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,663,801	14.95%	677,653	1,617,413	14.72%	659,372
Total capital to risk-weighted assets	8.00%	10.00%	1,956,337	17.58%	890,204	1,931,414	17.58%	879,162
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,579,625	10.21%	$618,636	$1,536,609	10.00%	$614,792
Common equity Tier 1	4.50%	6.50%	1,579,625	14.24%	499,228	1,536,609	14.04%	492,549
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,579,625	14.24%	665,637	1,536,609	14.04%	656,732
Total capital to risk-weighted assets	8.00%	10.00%	1,707,161	15.39%	887,516	1,685,610	15.40%	875,643

(1)	Minimum requirements to remain adequately capitalized.
(2)	Well-capitalized under prompt corrective action regulations.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands.  The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 61.8% at March 31, 2021 and deposit balances funded 77.9% of assets.

The following table lists the sources of liquidity from assets at March 31, 2021 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$759,048
Securities with a maturity date within the next year and callable securities	250,523
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	758,938
Loans held for sale	153,520
Accruing loans scheduled to mature	1,210,062
Normal loan repayments	2,492,910
Total sources of liquidity expected within the next year	$5,625,001

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.3 billion at March 31, 2021. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $952.4 million at March 31, 2021, which includes jumbo regular certificates of deposit totaling $505.3 million with a weighted-average cost of 0.80%, and jumbo CDARS® deposits of $35.8 million with a weighted-average cost of 0.55%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $4.1 billion and $3.6 billion at March 31, 2021 and December 31, 2020, respectively.  The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation.  Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At March 31, 2021, the Bank had unpledged available-for-sale securities with an amortized cost of $1.1 billion, or 40.1% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings.  A significant portion of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015, to a total of $1.4 billion at March 31, 2021.  Wesbanco’s held-to-maturity portfolio currently contains $641.3 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio.  If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. At March 31, 2021, Wesbanco had a BIC line of credit totaling $173.4 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at March 31, 2021, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $137.2 million at March 31, 2021 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased.  There has been a decrease of $45.4 million in the average deposit balances of overnight sweep checking accounts during the first three months of 2021, primarily from the movement of overnight sweep checking accounts to deposits.  The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $225.3 million in cash on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2021.  Wesbanco is in compliance with all applicable loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2021, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $252.3 million from the Bank.  Management believes these are appropriate levels of cash for the parent company given the current environment.  Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $3.1 billion and $3.0 billion at March 31, 2021 and December 31, 2020, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 10, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

Federal financial regulatory agencies have previously issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. Wesbanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process.  Management believes Wesbanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others and that Wesbanco’s current liquidity risk management policies and procedures, as periodically reviewed and adjusted, adequately address this guidance.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model.  Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period.  The table below indicates Wesbanco’s interest rate sensitivity at March 31, 2021 and December 31, 2020, assuming the above-noted interest rate increases, as compared to a base model.  In the current interest rate environment, particularly for short-term rates, the 100 – 300 basis points decreasing changes for March 31, 2021 and December 31, 2020 are not shown due to the unrealistic and/or negative yield nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2021	December 31, 2020	Guidelines
+300	12.5%	15.3%	(15.0%)
+200	8.4%	10.3%	(10.0%)
+100	4.5%	5.5%	(7.5%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios.  Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates.  The following table presents these results and Wesbanco’s policy limits as of March 31, 2021 and December 31, 2020. Changes in EVE sensitivity since year-end 2020 relate to the increase in market interest rates, particularly in the latter half of the first quarter of 2021, and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	March 31, 2021	December 31, 2020	Guidelines
+300	6.1%	13.4%	(30.0%)
+200	4.5%	10.6%	(20.0%)
+100	4.0%	7.1%	(10.0%)

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland and various correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, offset mismatches in various asset maturities and manage liquidity.  CDARS® and ICS® deposits also may be utilized for similar purposes for certain customers seeking higher-yielding instruments or maintaining deposit levels below FDIC insurance limits. Significant balance sheet strategies to assist in managing the net interest margin in the current interest rate environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable features;
•	selling a percentage of longer-term residential mortgage loan production into the secondary market;
•	growing demand deposit account types to increase the relative portion of these account types to total deposits;
•	employing back-to-back loan swaps for certain commercial loan customers desiring a term fixed-rate loan equivalent, with the Bank receiving a variable rate;
•	adjusting terms for FHLB short-term maturing borrowings to balance asset/liability mismatches; or paying them off with excess liquidity
•	using CDARS® and ICS® deposit programs to manage funding needs and overall liability mix, and
•	adjusting the size, mix or duration of the investment portfolio as part of liquidity and balance sheet management strategies.

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
In anticipation of the potential discontinuance of the London Interbank Offered Rate (LIBOR), which was initially slated to occur at the end of 2021, Wesbanco has created a LIBOR transition committee, which has broken the Company’s transition efforts into two phases. The first phase included adding additional language to new loans that allows Wesbanco to replace LIBOR with an equivalent rate index and adjust the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also included in the first phase was Wesbanco transitioning from the LIBOR swap curve to treasury rates when repricing certain term loans and originating new loans. The second phase is transitioning current variable loans tied to LIBOR or on a LIBOR swap curve. Wesbanco is tracking the dollar amount and number of loans tied to LIBOR or the LIBOR swap curve, monitoring current industry trends, and engaging its legal counsel to ensure the smooth transition away from LIBOR. The date for the discontinuation of LIBOR has been extended for certain tenors and currencies by its administrator to June 30, 2023, giving existing LIBOR-based contracts time to mature.  Although the cessation date has been extended, a joint agency statement on November 30, 2020 indicated that, even in the event of an extension, the agencies would consider the use of LIBOR as a reference rate for new loans after December 31, 2021 as creating safety and soundness risks. As such, Wesbanco is continuing to develop its transition plan to price new loans to a suitable replacement index by the end of 2021.

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

CHANGES IN INTERNAL CONTROLS—There were no changes in Wesbanco’s internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2021 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, Wesbanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2021, Wesbanco had two active stock repurchase plans. The first active plan was approved by the Board of Directors on October 22, 2015 for 1.0 million shares, and the second active plan was approved by the Board of Directors on December 19, 2019 for 1.7 million shares. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time.

The Board of Directors also approved an additional stock repurchase plan for the purchase of up to an additional 1.7 million shares on April 22, 2021.  This plan is in addition to the two active stock repurchase plans as of March 31, 2021, and the prior plans will continue to be utilized until such authorizations are complete.

Repurchases in the first quarter included those for the KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2020				1,704,457

January 1, 2021 to January 31, 2021
Other transactions (1)	29,801	$30.76	N/A	N/A

February 1, 2021 to February 28, 2021
Other transactions (1)	1,581	31.25	N/A	N/A

March 1, 2021 to March 31, 2021
Other transactions (1)	3,374	35.39	N/A	N/A
First Quarter 2021
Other transactions (1)	34,756	31.23	N/A	N/A
Total	34,756	$31.23	N/A	1,704,457

(1)	Consists of open market purchases transacted for employee benefit and dividend reinvestment plans.

N/A – Not applicable

ITEM 5. OTHER INFORMATION

On May 4, 2021, the Board of Directors of Wesbanco adopted a change to Article V, Section 1 of Wesbanco’s Amended and Restated By-laws (“Bylaws”), effective as of May 4, 2021, to harmonize with the Bank’s bylaws the positions Wesbanco and the Bank treat as officers and executive officers.  The Bylaws were not amended in any other manner.  The description of this Bylaw clarification is subject to and qualified in its entirety by the full text of the Bylaws filed with this Quarterly Report as Exhibit 3.1.

ITEM 6. EXHIBITS

3.1	Bylaws of Wesbanco, Inc. (As Amended and Restated May 4, 2021).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 6, 2021	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	/s/ Robert H. Young
Robert H. Young
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)