Form 10-Q
period 2021-06-30
WESBANCO INC
filed 2021-08-05
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, there were 65,403,675 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(unaudited, in thousands, except shares)	2021	2020
ASSETS
Cash and due from banks, including interest bearing amounts of $637,312 and $721,086, respectively	$846,304	$905,447
Securities:
Equity securities, at fair value	13,494	13,047
Available-for-sale debt securities, at fair value	2,964,264	1,978,136
Held-to-maturity debt securities (fair values of $934,487 and $768,183, respectively)	902,172	731,212
Allowance for credit losses, held-to-maturity debt securities	(227)	(326)
Net held-to-maturity debt securities	901,945	730,886
Total securities	3,879,703	2,722,069
Loans held for sale	41,461	168,378
Portfolio loans, net of unearned income	10,357,192	10,789,233
Allowance for credit losses - loans	(140,730)	(185,827)
Net portfolio loans	10,216,462	10,603,406
Premises and equipment, net	235,227	249,421
Accrued interest receivable	64,020	66,790
Goodwill and other intangible assets, net	1,157,322	1,163,091
Bank-owned life insurance	309,454	306,038
Other assets	216,914	240,970
Total Assets	$16,966,867	$16,425,610
LIABILITIES
Deposits:
Non-interest bearing demand	$4,409,221	$4,070,835
Interest bearing demand	3,214,484	2,839,536
Money market	1,771,686	1,685,927
Savings deposits	2,438,328	2,214,565
Certificates of deposit	1,484,536	1,618,510
Total deposits	13,318,255	12,429,373
Federal Home Loan Bank borrowings	313,960	549,003
Other short-term borrowings	135,267	241,950
Subordinated debt and junior subordinated debt	192,571	192,291
Total borrowings	641,798	983,244
Accrued interest payable	3,342	4,314
Other liabilities	222,636	251,942
Total Liabilities	14,186,031	13,668,873
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at June 30, 2021 and December 31, 2020, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 65,970,149 and 67,254,706 shares outstanding at June 30, 2021 and December 31, 2020, respectively	141,834	141,834
Capital surplus	1,632,460	1,634,815
Retained earnings	925,977	831,688
Treasury stock (2,111,157 and 826,600 shares - at cost, respectively)	(74,996)	(25,949)
Accumulated other comprehensive income	12,586	31,359
Deferred benefits for directors	(1,509)	(1,494)
Total Shareholders' Equity	2,780,836	2,756,737
Total Liabilities and Shareholders' Equity	$16,966,867	$16,425,610

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$105,968	$115,068	$215,327	$234,571
Interest and dividends on securities:
Taxable	12,900	14,047	24,027	31,034
Tax-exempt	3,952	4,302	7,862	8,758
Total interest and dividends on securities	16,852	18,349	31,889	39,792
Other interest income	507	1,277	1,166	2,779
Total interest and dividend income	123,327	134,694	248,382	277,142
INTEREST EXPENSE
Interest bearing demand deposits	1,009	1,350	2,052	4,745
Money market deposits	551	879	1,130	3,231
Savings deposits	261	297	525	1,220
Certificates of deposit	2,026	3,514	4,396	7,568
Total interest expense on deposits	3,847	6,040	8,103	16,764
Federal Home Loan Bank borrowings	1,781	7,293	4,195	15,525
Other short-term borrowings	40	279	159	1,149
Subordinated debt and junior subordinated debt	1,804	2,069	3,593	4,530
Total interest expense	7,472	15,681	16,050	37,968
NET INTEREST INCOME	115,855	119,013	232,332	239,174
Provision for credit losses	(21,025)	61,841	(48,984)	91,661
Net interest income after provision for credit losses	136,880	57,172	281,316	147,513
NON-INTEREST INCOME
Trust fees	7,148	6,202	14,780	13,154
Service charges on deposits	4,876	4,323	9,770	10,940
Electronic banking fees	5,060	4,066	9,426	8,320
Net securities brokerage revenue	1,829	1,384	3,352	3,063
Bank-owned life insurance	1,707	1,752	3,416	3,521
Mortgage banking income	7,830	7,531	12,094	8,807
Net securities gains	477	1,299	756	2,790
Net gain (loss) on other real estate owned and other assets	4,014	(66)	4,189	103
Other income	3,171	6,369	11,537	10,171
Total non-interest income	36,112	32,860	69,320	60,869
NON-INTEREST EXPENSE
Salaries and wages	37,435	36,773	74,324	75,683
Employee benefits	9,268	10,138	19,534	20,511
Net occupancy	6,427	6,634	13,605	13,717
Equipment and software	7,281	5,722	14,045	11,761
Marketing	1,802	1,567	4,185	2,705
FDIC insurance	181	2,395	1,462	4,508
Amortization of intangible assets	2,873	3,365	5,769	6,739
Restructuring and merger-related expense	1,222	468	2,074	5,633
Other operating expenses	17,323	18,440	35,141	35,578
Total non-interest expense	83,812	85,502	170,139	176,835
Income before provision for income taxes	89,180	4,530	180,497	31,547
Provision for income taxes	18,592	42	36,793	3,663
Net income	70,588	4,488	143,704	27,884
Preferred stock dividends	2,531	—	5,063	—
Net income available to common shareholders	$68,057	$4,488	$138,641	$27,884
EARNINGS PER COMMON SHARE
Basic	$1.02	$0.07	$2.07	$0.41
Diluted	$1.01	$0.07	$2.06	$0.41
AVERAGE COMMON SHARES OUTSTANDING
Basic	66,894,398	67,104,628	67,078,036	67,295,589
Diluted	67,066,592	67,181,755	67,239,548	67,410,460
DIVIDENDS DECLARED PER COMMON SHARE	$0.33	$0.32	$0.66	$0.64

COMPREHENSIVE INCOME	$73,371	$3,863	$124,931	$67,199

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2021 and 2020
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
March 31, 2021	$144,484	67,282,134	$141,834	$1,636,103	$879,786	$(24,989)	$9,803	$(1,499)	$2,785,522
Net income	—	—	—	—	70,588	—	—	—	70,588
Other comprehensive income	—	—	—	—	—	—	2,783	—	2,783
Comprehensive income	—	—	—	—	—	—	—	—	73,371
Common dividends declared ($0.33 per share)	—	—	—	—	(21,866)	—	—	—	(21,866)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Treasury shares acquired	—	(1,505,441)	—	7	—	(56,668)	—	—	(56,661)
Stock options exercised	—	70,800	—	(674)	—	2,389	—	—	1,715
Restricted stock granted	—	122,656	—	(4,272)	—	4,272	—	—	—
Stock compensation expense	—	—	—	1,292	—	—	—	—	1,292
Deferred benefits for directors- net	—	—	—	4	—	—	—	(10)	(6)
June 30, 2021	$144,484	65,970,149	$141,834	$1,632,460	$925,977	$(74,996)	$12,586	$(1,509)	$2,780,836

March 31, 2020	$—	67,058,155	$141,827	$1,638,122	$800,064	$(33,714)	$41,141	$(1,380)	$2,586,060
Net income	—	—	—	—	4,488	—	—	—	4,488
Other comprehensive loss	—	—	—	—	—	—	(625)	—	(625)
Comprehensive income	—	—	—	—	—	—	—	—	3,863
Common dividends declared ($0.32 per share)	—	—	—	—	(21,562)	—	—	—	(21,562)
Treasury shares acquired	—	(23,887)	—	117	—	(372)	—	—	(255)
Restricted stock granted	—	176,924	—	(6,568)	—	6,568	—	—	—
Stock compensation expense	—	—	—	1,357	—	—	—	—	1,357
Deferred benefits for directors- net	—	—	—	51	—	—	—	7	58
June 30, 2020	$—	67,211,192	$141,827	$1,633,079	$782,990	$(27,518)	$40,516	$(1,373)	$2,569,521

	For the Six Months Ended June 30, 2021 and 2020
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2020	$144,484	67,254,706	$141,834	$1,634,815	$831,688	$(25,949)	$31,359	$(1,494)	$2,756,737
Net income	—	—	—	—	143,704	—	—	—	143,704
Other comprehensive loss	—	—	—	—	—	—	(18,773)	—	(18,773)
Comprehensive income	—	—	—	—	—	—	—	—	124,931
Common dividends declared ($0.66 per share)	—	—	—	—	(43,961)	—	—	—	(43,961)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(5,063)	—	—	—	(5,063)
Stock issued for dividend reinvestment	—	11,720	—	—	(391)	391	—	—	—
Treasury shares acquired	—	(1,510,576)	—	191	—	(56,851)	—	—	(56,660)
Stock options exercised	—	91,643	—	(858)	—	3,141	—	—	2,283
Restricted stock granted	—	122,656	—	(4,272)	—	4,272	—	—	—
Stock compensation expense	—	—	—	2,580	—	—	—	—	2,580
Deferred benefits for directors- net	—	—	—	4	—	—	—	(15)	(11)
June 30, 2021	$144,484	65,970,149	$141,834	$1,632,460	$925,977	$(74,996)	$12,586	$(1,509)	$2,780,836

December 31, 2019	$—	67,824,428	$141,827	$1,636,966	$824,694	$(9,463)	$1,201	$(1,304)	$2,593,921
Net income	—	—	—	—	27,884	—	—	—	27,884
Other comprehensive income	—	—	—	—	—	—	39,315	—	39,315
Comprehensive income	—	—	—	—	—	—	—	—	67,199
Common dividends declared ($0.64 per share)	—	—	—	—	(42,997)	—	—	—	(42,997)
Adoption of ASU 2016-13	—	—	—	—	(26,591)	—	—	—	(26,591)
Treasury shares acquired	—	(809,899)	—	117	—	(25,344)	—	—	(25,227)
Stock options exercised	—	19,739	—	(276)	—	721	—	—	445
Restricted stock granted	—	176,924	—	(6,568)	—	6,568	—	—	—
Stock compensation expense	—	—	—	2,727	—	—	—	—	2,727
Deferred benefits for directors- net	—	—	—	113	—	—	—	(69)	44
June 30, 2020	$—	67,211,192	$141,827	$1,633,079	$782,990	$(27,518)	$40,516	$(1,373)	$2,569,521

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2021	2020
NET CASH PROVIDED BY OPERATING ACTIVITIES	$229,342	$89,394
INVESTING ACTIVITIES
Net decrease (increase) in loans held for investment	460,772	(853,709)
Available-for-sale debt securities:
Proceeds from sales	—	226,099
Proceeds from maturities, prepayments and calls	439,101	353,835
Purchases of securities	(1,457,566)	(212,777)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	55,952	101,816
Purchases of securities	(228,307)	(18,245)
Equity securities:
Proceeds from sales	—	50
Proceeds from bank owned life insurance	—	10
Purchases of premises and equipment – net	(4,603)	(4,861)
Sale of portfolio loans	—	37,195
Net cash used in investing activities	(734,651)	(370,587)
FINANCING ACTIVITIES
Increase in deposits	891,121	1,188,717
Proceeds from Federal Home Loan Bank borrowings	—	475,000
Repayment of Federal Home Loan Bank borrowings	(235,105)	(761,098)
(Decrease) increase in other short-term borrowings	(106,683)	115,915
Principal repayments of finance lease obligations	(219)	(208)
Decrease in federal funds purchased	—	(7,500)
Repayment of junior subordinated debt	—	(6,702)
Dividends paid to common shareholders	(43,509)	(42,450)
Dividends paid to preferred shareholders	(5,063)	—
Treasury shares purchased - net	(54,376)	(24,943)
Net cash provided by financing activities	446,166	936,731
Net (decrease) increase in cash, cash equivalents and restricted cash	(59,143)	655,538
Cash, cash equivalents and restricted cash at beginning of the period	905,447	234,796
Cash, cash equivalents and restricted cash at end of the period	$846,304	$890,334
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$18,917	$45,965
Income taxes paid	22,055	1,125
Transfers of loans to other real estate owned	466	263
Transfers of portfolio loans to loans held for sale	—	37,195

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

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”.  This ASU provided temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from LIBOR or other reference rate expected to be discontinued on financial reporting.  The ASU also provides optional expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022, and can be adopted at any time during this period.  In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”.  This ASU refines the scope of Topic 848 and addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued, but that use an interest rate for margining, discounting or contract price alignment that is expected to be modified as a result of reference rate reform.  ASU 2021-01 is effective upon issuance through December 31, 2022, and can be adopted at any time during this period. Wesbanco has not yet adopted either ASU, but has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR and continues to assess the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis with no material impacts expected at this time.

ASU 2019-12 Income Taxes (Topic 740)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. For Wesbanco, this update was effective beginning January 1, 2021. The adoption of this pronouncement did not have a material impact on the financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2021	2020	2021	2020
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$68,057	$4,488	$138,641	$27,884
Denominator:
Total average basic common shares outstanding	66,894,398	67,104,628	67,078,036	67,295,589
Effect of dilutive stock options and other stock compensation	172,194	77,127	161,512	114,871
Total diluted average common shares outstanding	67,066,592	67,181,755	67,239,548	67,410,460
Earnings per common share - basic	$1.02	$0.07	$2.07	$0.41
Earnings per common share - diluted	$1.01	$0.07	$2.06	$0.41

As of June 30, 2021 and 2020, respectively, 501,441 and 567,685 options to purchase shares were not included in the computation of net income per diluted share for the three months ended June 30, 2021 and 2020 because the exercise price was greater than the average market price of a common share, therefore, the effect would be antidilutive. As of June 30, 2021 and 2020, respectively, 540,661 and 538,761 options to purchase shares were not included in the computation of net income per diluted share for the six months ended June 30, 2021 and 2020 because the exercise price was greater than the average market price of a common share, therefore, the effect would be antidilutive.

As of June 30, 2021, 14,640 shares related to the 2021 total shareholder return plan were included in the calculation, but no shares from the 2020 and 2019 plans were included because the effect would be antidilutive. As of June 30, 2020, no shares related to the 2020, 2019 and 2018 total shareholder return plans were included in the calculation because the effect would be antidilutive.

In addition, performance-based restricted stock totaling 61,267 and 46,530 shares were estimated to be awarded as of June 30, 2021 and June 30, 2020, respectively, and are included in the diluted calculation.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	June 30, 2021				December 31, 2020
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$19,995	$3	$—	$19,998	$39,975	$7	$—	$39,982
U.S. Government sponsored entities and agencies	207,004	6,653	(1,167)	212,490	204,109	7,715	(142)	211,682
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,264,266	28,106	(11,606)	2,280,766	1,230,106	35,979	(1,348)	1,264,737
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	309,525	7,586	(826)	316,285	308,903	11,464	(269)	320,098
Obligations of states and political subdivisions	103,763	6,342	(8)	110,097	108,602	7,160	—	115,762
Corporate debt securities	23,942	686	—	24,628	24,963	912	—	25,875
Total available-for-sale debt securities	$2,928,495	$49,376	$(13,607)	$2,964,264	$1,916,658	$63,237	$(1,759)	$1,978,136
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$6,867	$216	$—	$7,083	$7,779	$265	$—	$8,044
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	70,745	2,365	(5)	73,105	89,151	3,251	—	92,402
Obligations of states and political subdivisions	791,441	28,212	(1,122)	818,531	601,128	30,173	(59)	631,242
Corporate debt securities	33,119	2,649	—	35,768	33,154	3,341	—	36,495
Total held-to-maturity debt securities (1)	$902,172	$33,442	$(1,127)	$934,487	$731,212	$37,030	$(59)	$768,183
Total debt securities	$3,830,667	$82,818	$(14,734)	$3,898,751	$2,647,870	$100,267	$(1,818)	$2,746,319
(1)	Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million at June 30, 2021 and $0.3 million at December 31, 2020.

At June 30, 2021 and December 31, 2020, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.  Equity securities, of which $10.5 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $13.5 million and $13.0 million at June 30, 2021 and December 31, 2020, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at June 30, 2021.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties.  Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$37,142	$37,211
1-5 years	166,935	175,090
5-10 years	358,680	366,224
Over 10 years	2,365,738	2,385,739
Total available-for-sale debt securities	$2,928,495	$2,964,264
Held-to-maturity debt securities
Less than one year	$11,599	$11,711
1-5 years	133,817	140,934
5-10 years	225,448	235,791
Over 10 years	531,308	546,051
Total held-to-maturity debt securities	$902,172	$934,487
Total debt securities	$3,830,667	$3,898,751

Securities with an aggregate fair value of $1.9 billion and $1.8 billion at June 30, 2021 and December 31, 2020, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $0 and $226.1 million for the six months ended June 30, 2021 and 2020, respectively.  Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2021 and December 31, 2020 were $27.1 million and $46.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and six months ended June 30, 2021 and 2020, respectively.  All gains and losses presented in the table below are included in the net securities gains line item of the income statement.  For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2021	2020	2021	2020
Debt securities:
Gross realized gains	$60	$279	$200	$3,615
Gross realized losses	—	(34)	(39)	(1,066)
Net gains on debt securities	$60	$245	$161	$2,549
Equity securities:
Net unrealized gains recognized on securities still held	$417	$1,054	$595	$249
Net realized losses recognized on securities sold	—	—	—	(8)
Net gains on equity securities	$417	$1,054	$595	$241
Net securities gains	$477	$1,299	$756	$2,790

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted.  Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $6.4 million and $5.3 million as of June 30, 2021 and December 31, 2020, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the six months ended June 30, 2021 and 2020:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2021 and 2020
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Balance at December 31, 2020	$—	$—	$130	$196	$326
Current period provision	—	—	(13)	(86)	(99)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at June 30, 2021	$—	$—	$117	$110	$227
.
Balance at December 31, 2019	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	—	96	133	229
Current period provision	—	—	521	67	588
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at June 30, 2020	$—	$—	$617	$200	$817

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$70,935	$(1,167)	6	$—	$—	—	$70,935	$(1,167)	6
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,089,491	(11,514)	109	4,991	(92)	7	1,094,482	(11,606)	116
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	150,327	(826)	20	—	—	—	150,327	(826)	20
Obligations of state and political subdivisions	4,341	(8)	2	—	—	—	4,341	(8)	2
Total	$1,315,094	$(13,515)	137	$4,991	$(92)	7	$1,320,085	$(13,607)	144

	December 31, 2020
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$18,308	$(142)	2	$—	$—	—	$18,308	$(142)	2
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	224,448	(1,227)	41	4,136	(121)	3	228,584	(1,348)	44
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	97,266	(269)	10	—	—	—	97,266	(269)	10
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	$340,022	$(1,638)	53	$4,136	$(121)	3	$344,158	$(1,759)	56

Unrealized losses on debt securities in the table above represents temporary fluctuations resulting from changes in market rates in relation to fixed yields.  Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.  Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized.  Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost.  Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh and Indianapolis stock totaling $24.0 million and $34.0 million at June 30, 2021 and December 31, 2020, respectively, and are included in other assets in the Consolidated Balance Sheets.  Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan fee income was $9.6 million and $6.2 million at June 30, 2021 and December 31, 2020, respectively.  At June 30, 2021 and December 31, 2020, respectively, the balance included $17.6 million and $13.8 million of net deferred fee income from SBA Payroll Protection Program (“PPP”) loans. The un-accreted discount on purchased loans from acquisitions was $32.2 million at June 30, 2021 and $39.4 million at December 31, 2020.

	June 30,	December 31,
(unaudited, in thousands)	2021	2020
Commercial real estate:
Land and construction	$588,218	$668,277
Improved property	5,117,028	5,037,115
Total commercial real estate	5,705,246	5,705,392
Commercial and industrial	1,575,612	1,681,182
Commercial and industrial - PPP	543,574	726,256
Residential real estate	1,625,632	1,720,961
Home equity	631,059	646,387
Consumer	276,069	309,055
Total portfolio loans	10,357,192	10,789,233
Loans held for sale	41,461	168,378
Total loans	$10,398,653	$10,957,611

The allowance for credit losses under the current expected credit losses methodology (“CECL”) is calculated utilizing the probability of default (“PD”) / loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of June 30, 2021, the one-year forecast was based upon a blended rate from two nationally-recognized published economic forecasts through June 30, 2021, and is primarily driven by the national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at quarter end, was projected to peak at 5.2% in the third quarter, and subsequently decrease to an average of 4.2% over the remainder of the forecast period. The calculation utilized a one-year reversion period back to the Company’s historical loss rate by loan classification.  Included in the qualitative factors were COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration.  As of June 30, 2021, accrued interest receivable for loans was $50.5 million. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.2 million reserve on the accrued interest related to loan modifications allowed under the CARES Act due to the timing and nature of these modifications. As of June 30, 2021, accrued interest receivable related to COVID-19 loan modifications as permitted under the CARES Act was $24.1 million.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2021 and 2020
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2020
Allowance for credit losses - loans	$10,841	$110,652	$37,850	$17,851	$1,487	$6,507	$639	$185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total beginning allowance for credit losses - loans and loan commitments	17,349	111,364	39,125	18,806	1,532	6,526	639	195,341
Provision for credit losses:
Provision for loan losses	(4,740)	(25,672)	(8,090)	(4,535)	(719)	(1,964)	582	(45,138)
Provision for loan commitments	(2,929)	(618)	(334)	111	5	17	—	(3,748)
Total provision for credit losses - loans and loan commitments	(7,669)	(26,290)	(8,424)	(4,424)	(714)	(1,947)	582	(48,886)
Charge-offs	(22)	(235)	(814)	(441)	(274)	(1,406)	(365)	(3,557)
Recoveries	110	646	518	742	340	1,042	200	3,598
Net (charge-offs) recoveries	88	411	(296)	301	66	(364)	(165)	41
Balance at June 30, 2021
Allowance for credit losses - loans	6,189	85,391	29,464	13,617	834	4,179	1,056	140,730
Allowance for credit losses - loan commitments	3,579	94	941	1,066	50	36	—	5,766
Total ending allowance for credit losses - loans and loan commitments	$9,768	$85,485	$30,405	$14,683	$884	$4,215	$1,056	$146,496

Balance at December 31, 2019
Allowance for credit losses - loans	$4,949	$20,293	$14,116	$4,311	$4,422	$2,951	$1,387	$52,429
Allowance for credit losses - loan commitments	235	22	311	15	250	41	—	874
Total beginning allowance for credit losses - loans and loan commitments	5,184	20,315	14,427	4,326	4,672	2,992	1,387	53,303
Impact of adopting ASC 326	1,524	13,078	22,357	5,630	(3,936)	2,576	213	41,442
Provision for credit losses:
Provision for loan losses	6,388	58,706	10,390	4,554	1,486	3,102	(409)	84,217
Provision for loan commitments	5,223	—	1,280	318	35	—	—	6,856
Total provision for credit losses - loans and loan commitments	11,611	58,706	11,670	4,872	1,521	3,102	(409)	91,073
Charge-offs	(1)	(1,895)	(3,187)	(667)	(562)	(2,183)	(516)	(9,011)
Recoveries	77	396	227	376	255	768	254	2,353
Net (charge-offs) recoveries	76	(1,499)	(2,960)	(291)	(307)	(1,415)	(262)	(6,658)
Balance at June 30, 2020
Allowance for credit losses - loans	10,335	90,600	43,632	13,824	1,900	7,255	929	168,475
Allowance for credit losses - loan commitments	8,060	—	1,862	713	50	—	—	10,685
Total ending allowance for credit losses - loans and loan commitments	$18,395	$90,600	$45,494	$14,537	$1,950	$7,255	$929	$179,160

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- drafts	Total
June 30, 2021
Allowance for credit losses:
Loans individually-evaluated	$466	$3,973	$1,505	$—	$—	$—	$—	$5,944
Loans collectively-evaluated	5,723	81,418	27,959	13,617	834	4,179	1,056	134,786
Loan commitments	3,579	94	941	1,066	50	36	—	5,766
Total allowance for credit losses - loans and commitments	$9,768	$85,485	$30,405	$14,683	$884	$4,215	$1,056	$146,496

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,334	$39,907	$1,820	$—	$—	$—	$—	$43,061
Collectively-evaluated for credit losses	586,884	5,077,121	2,117,366	1,625,632	631,059	276,069	—	10,314,131
Total portfolio loans	$588,218	$5,117,028	$2,119,186	$1,625,632	$631,059	$276,069	$—	$10,357,192

December 31, 2020
Allowance for credit losses:
Loans individually-evaluated	$602	$4,196	$1,484	$—	$—	$—	$—	$6,282
Loans collectively-evaluated	10,239	106,456	36,366	17,851	1,487	6,507	639	179,545
Loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total allowance for credit losses - loans and commitments	$17,349	$111,364	$39,125	$18,806	$1,532	$6,526	$639	$195,341

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,455	$40,372	$2,863	$—	$—	$—	$—	$44,690
Collectively-evaluated for credit losses	666,822	4,996,743	2,404,575	1,720,961	646,387	309,055	—	10,744,543
Total portfolio loans	$668,277	$5,037,115	$2,407,438	$1,720,961	$646,387	$309,055	$—	$10,789,233

(1)	Commercial loans greater than $1 million that are reported as non-accrual or as a TDR are individually evaluated for credit loss.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2021
Pass	$581,597	$4,733,494	$2,052,966	$7,368,057
Criticized - compromised	4,990	284,243	30,215	319,448
Classified - substandard	1,631	99,291	36,005	136,927
Classified - doubtful	—	—	—	—
Total	$588,218	$5,117,028	$2,119,186	$7,824,432

As of December 31, 2020
Pass	$657,435	$4,609,726	$2,350,724	$7,617,885
Criticized - compromised	7,397	320,301	34,597	362,295
Classified - substandard	3,445	107,088	22,117	132,650
Classified - doubtful	—	—	—	—
Total	$668,277	$5,037,115	$2,407,438	$8,112,830

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans.  Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates.  The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $31.1 million at June 30, 2021 and $27.7 million at December 31, 2020, of which $7.9 million and $4.1 million were accruing, for each period, respectively. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard, as well as $26.0 million and $28.7 million of unfunded commercial loan commitments are not included in the tables above at June 30, 2021 and December 31, 2020, respectively.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2021
Commercial real estate:
Land and construction	$586,912	$1,149	$—	$157	$1,306	$588,218	$83
Improved property	5,095,475	5,517	5,855	10,181	21,553	5,117,028	2,453
Total commercial real estate	5,682,387	6,666	5,855	10,338	22,859	5,705,246	2,536
Commercial and industrial	2,108,882	1,964	1,096	7,244	10,304	2,119,186	3,224
Residential real estate	1,610,608	1,153	2,260	11,611	15,024	1,625,632	1,886
Home equity	625,173	2,135	417	3,334	5,886	631,059	409
Consumer	273,437	1,649	648	335	2,632	276,069	263
Total portfolio loans	10,300,487	13,567	10,276	32,862	56,705	10,357,192	8,318
Loans held for sale	41,461	—	—	—	—	41,461	—
Total loans	$10,341,948	$13,567	$10,276	$32,862	$56,705	$10,398,653	$8,318

Nonperforming loans included above are as follows:
Non-accrual loans	$9,140	$825	$1,710	$24,537	$27,072	$36,212
TDRs accruing interest (1)	5,717	4	71	7	82	5,799
Total nonperforming loans	$14,857	$829	$1,781	$24,544	$27,154	$42,011

As of December 31, 2020
Commercial real estate:
Land and construction	$664,990	$582	$2,276	$429	$3,287	$668,277	$288
Improved property	5,016,812	4,876	4,118	11,309	20,303	5,037,115	2,713
Total commercial real estate	5,681,802	5,458	6,394	11,738	23,590	5,705,392	3,001
Commercial and industrial	2,395,844	4,372	2,197	5,025	11,594	2,407,438	1,899
Residential real estate	1,698,636	2,614	5,654	14,057	22,325	1,720,961	2,863
Home equity	639,319	2,414	775	3,879	7,068	646,387	706
Consumer	305,483	1,998	1,031	543	3,572	309,055	377
Total portfolio loans	10,721,084	16,856	16,051	35,242	68,149	10,789,233	8,846
Loans held for sale	168,378	—	—	—	—	168,378	—
Total loans	$10,889,462	$16,856	$16,051	$35,242	$68,149	$10,957,611	$8,846

Nonperforming loans included above are as follows:
Non-accrual loans	$9,560	$630	$466	$26,224	$27,320	$36,880
TDRs accruing interest (1)	3,540	63	152	172	387	3,927
Total nonperforming loans	$13,100	$693	$618	$26,396	$27,707	$40,807

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	June 30, 2021			December 31, 2020
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$74	$74	$—	$469	$469	$—
Improved property	8,218	6,672	—	9,597	8,055	—
Commercial and industrial	4,897	4,669	—	4,401	3,413	—
Residential real estate	24,888	22,443	—	23,055	20,704	—
Home equity	6,664	5,766	—	6,635	5,708	—
Consumer	554	303	—	602	364	—
Total nonperforming loans without a specific allowance	45,295	39,927	—	44,759	38,713	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,094	2,084	214	2,094	2,094	136
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	2,094	2,084	214	2,094	2,094	136
Total nonperforming loans	$47,389	$42,011	$214	$46,853	$40,807	$136

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$97	$—	$405	$—	$221	$—	$463	$—
Improved property	7,011	8	7,349	15	7,359	17	6,309	35
Commercial and industrial	3,172	2	2,862	3	3,252	3	6,679	6
Residential real estate	21,717	101	20,541	43	21,379	140	19,011	98
Home equity	5,668	3	6,015	6	5,681	9	5,880	12
Consumer	327	1	380	—	339	1	391	1
Total nonperforming loans without a specific allowance	37,992	115	37,552	67	38,231	170	38,733	152
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—		—	—	—
Improved property	2,084	—	2,632	—	2,087	—	3,057	—
Commercial and industrial	—	—	—	—	—	—	64	—
Residential real estate	—	—	—	—	—	—	1,464	—
Home equity	—	—	—	—	—	—	235	—
Consumer	—	—	—	—	—	—	18	—
Total nonperforming loans with a specific allowance	2,084	—	2,632	—	2,087	—	4,838	—
Total nonperforming loans	$40,076	$115	$40,184	$67	$40,318	$170	$43,571	$152

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	June 30,	December 31,
(unaudited, in thousands)	2021	2020
Commercial real estate:
Land and construction	$74	$469
Improved property	8,338	9,494
Total commercial real estate	8,412	9,963
Commercial and industrial	4,572	3,302
Residential real estate	17,567	17,925
Home equity	5,370	5,345
Consumer	291	345
Total	$36,212	$36,880

(1)

At June 30, 2021 and December 31, 2020, there was one borrower with a loan balance greater than $1.0 million totaling $2.1 million.  Total non-accrual loans include loans that are also restructured.  Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2021			December 31, 2020
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	418	148	566	655	165	820
Total commercial real estate	418	148	566	655	165	820
Commercial and industrial	97	—	97	111	—	111
Residential real estate	4,876	1,255	6,131	2,779	1,354	4,133
Home equity	396	260	656	363	300	663
Consumer	12	1	13	19	9	28
Total	$5,799	$1,664	$7,463	$3,927	$1,828	$5,755

As of June 30, 2021, there was one borrower with a loan greater than $1.0 million totaling $1.1 million as compared to no TDRs greater than $1.0 million at December 31, 2020. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months.  Wesbanco had unfunded commitments to debtors whose loans were classified as nonperforming of $0.8 million and $0.9 million, respectively, as of June 30, 2021 and December 31, 2020.

The following tables present details related to loans identified as TDRs during the three and six months ended June 30, 2021 and 2020, respectively:

New TDRs (1)
For the Three Months Ended
	June 30, 2021			June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	2	2,041	2,057	—	—	—
Home equity	1	56	56	1	49	48
Consumer	—	—	—	1	8	8
Total	3	$2,097	$2,113	2	$57	$56

New TDRs (1)
For the Six Months Ended
	June 30, 2021			June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	2	2,064	2,057	2	332	328
Home equity	1	56	56	1	50	48
Consumer	—	—	—	1	8	8
Total	3	$2,120	$2,113	4	$390	$384

(1) Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the six months ended June 30, 2021 and 2020, respectively, that were restructured within the last twelve months prior to June 30, 2021 and 2020, respectively:

Defaulted TDRs (1)
For the Six Months Ended
	June 30, 2021		June 30, 2020
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	1	1,106	1	155
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	1	$1,106	1	$155

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2021 and 2020, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection.  The loans in the table above were not accruing interest.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Under the CARES Act, Wesbanco has modified approximately 3,553 loans totaling $2.2 billion, of which $151.6 million remain in their deferral period as of June 30, 2021.  Wesbanco originally offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic depending on the type of loan and the industry for commercial loans. In the fourth quarter of 2020, Wesbanco offered up to an additional twelve months of deferred payments to certain commercial loan customers, predominantly in the hospitality industry, based on specific criteria related to the borrower, the underlying property and the potential for guarantors / co-borrowers.  On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“Economic Aid Act”) was signed into law and among other things, extended the relief granted by the CARES Act for TDRs, initially slated to end on December 31, 2020, by one year to December 31, 2021.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of June 30, 2021
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$73,210	$152,277	$229,044	$37,823	$25,554	$39,097	$24,592	$—	$581,597
Criticized - compromised	—	1,231	—	36	222	2,783	718	—	4,990
Classified - substandard	—	—	—	74	—	1,557	—	—	1,631
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$73,210	$153,508	$229,044	$37,933	$25,776	$43,437	$25,310	$—	$588,218

Commercial real estate: improved property
Risk rating:
Pass	$368,546	$798,091	$687,356	$600,389	$441,913	$1,770,502	$66,697	$—	$4,733,494
Criticized - compromised	—	8,334	95,233	31,599	46,679	101,682	716	—	284,243
Classified - substandard	—	1,475	8,275	3,747	6,486	79,308	—	—	99,291
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$368,546	$807,900	$790,864	$635,735	$495,078	$1,951,492	$67,413	$—	$5,117,028

Commercial and industrial
Risk rating:
Pass	$479,447	$392,500	$165,745	$180,175	$127,825	$305,290	$401,860	$124	$2,052,966
Criticized - compromised	25	3,875	1,805	3,026	2,572	6,689	12,223	—	30,215
Classified - substandard	—	683	22,989	1,655	1,800	4,940	3,938	—	36,005
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$479,472	$397,058	$190,539	$184,856	$132,197	$316,919	$418,021	$124	$2,119,186

Residential real estate
Loan delinquency:
Current	$201,823	$386,437	$181,367	$105,727	$81,964	$653,290	$—	$—	$1,610,608
30-59 days past due	—	—	—	—	—	1,153	—	—	1,153
60-89 days past due	—	—	—	123	—	2,137	—	—	2,260
90 days or more past due	—	—	468	268	761	10,114	—	—	11,611
Total	$201,823	$386,437	$181,835	$106,118	$82,725	$666,694	$—	$—	$1,625,632

Home equity
Loan delinquency:
Current	$14,307	$8,093	$2,796	$2,560	$756	$15,620	$570,646	$10,395	$625,173
30-59 days past due	—	—	—	12	11	583	1,398	131	2,135
60-89 days past due	—	—	—	16	—	243	158	—	417
90 days or more past due	—	—	—	7	150	1,525	966	686	3,334
Total	$14,307	$8,093	$2,796	$2,595	$917	$17,971	$573,168	$11,212	$631,059

Consumer
Loan delinquency:
Current	$36,753	$58,550	$67,642	$28,608	$15,557	$43,311	$22,817	$199	$273,437
30-59 days past due	132	496	353	183	102	324	59	—	1,649
60-89 days past due	6	201	163	66	89	121	2	—	648
90 days or more past due	—	106	52	21	8	138	10	—	335
Total	$36,891	$59,353	$68,210	$28,878	$15,756	$43,894	$22,888	$199	$276,069

	Loans As of December 31, 2020
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$133,720	$314,614	$109,232	$27,483	$16,404	$29,685	$26,297	$—	$657,435
Criticized - compromised	459	—	1,532	233	79	3,778	1,316	—	7,397
Classified - substandard	—	—	403	58	291	2,693	—	—	3,445
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$134,179	$314,614	$111,167	$27,774	$16,774	$36,156	$27,613	$—	$668,277

Commercial real estate: improved property
Risk rating:
Pass	$809,516	$670,554	$646,629	$474,622	$572,733	$1,346,552	$89,120	$—	$4,609,726
Criticized - compromised	2,693	67,261	16,793	59,251	42,284	130,247	1,772	—	320,301
Classified - substandard	102	16,366	4,946	11,647	18,460	55,567	—	—	107,088
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$812,311	$754,181	$668,368	$545,520	$633,477	$1,532,366	$90,892	$—	$5,037,115

Commercial and industrial
Risk rating:
Pass	$977,085	$240,262	$193,712	$160,924	$85,379	$265,890	$427,336	$136	$2,350,724
Criticized - compromised	453	2,726	4,206	2,795	324	11,640	12,453	—	34,597
Classified - substandard	—	3,817	1,947	3,771	1,603	5,073	5,906	—	22,117
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$977,538	$246,805	$199,865	$167,490	$87,306	$282,603	$445,695	$136	$2,407,438

Residential real estate
Loan delinquency:
Current	$385,541	$242,770	$149,603	$108,090	$170,967	$641,665	$—	$—	$1,698,636
30-59 days past due	—	—	320	533	—	1,761	—	—	2,614
60-89 days past due	—	—	823	—	185	4,646	—	—	5,654
90 days or more past due	—	483	166	761	819	11,828	—	—	14,057
Total	$385,541	$243,253	$150,912	$109,384	$171,971	$659,900	$—	$—	$1,720,961

Home equity
Loan delinquency:
Current	$18,191	$3,611	$3,334	$975	$1,110	$16,477	$583,486	$12,135	$639,319
30-59 days past due	124	—	34	—	—	882	1,247	127	2,414
60-89 days past due	—	—	—	—	—	14	749	12	775
90 days or more past due	—	—	8	156	88	1,786	1,075	766	3,879
Total	$18,315	$3,611	$3,376	$1,131	$1,198	$19,159	$586,557	$13,040	$646,387

Consumer
Loan delinquency:
Current	$72,847	$89,637	$39,584	$22,118	$13,144	$45,735	$22,253	$165	$305,483
30-59 days past due	481	408	210	311	194	379	15	—	1,998
60-89 days past due	273	147	84	100	163	253	11	—	1,031
90 days or more past due	113	72	73	31	12	242	—	—	543
Total	$73,714	$90,264	$39,951	$22,560	$13,513	$46,609	$22,279	$165	$309,055

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2021	2020
Other real estate owned	$754	$504
Repossessed assets	19	45
Total other real estate owned and repossessed assets	$773	$549

Residential real estate included in other real estate owned was $0.1 million at June 30, 2021 and December 31, 2020.  At June 30, 2021 and December 31, 2020, formal foreclosure proceedings were in process on residential real estate loans totaling $1.8 million at each period.  As a result of provisions of the CARES Act, certain residential real estate loans are temporarily suspended from entering foreclosure proceedings.  The balance of these loans totaled $2.6 million and $2.3 million at June 30, 2021 and December 31, 2020, respectively.

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

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings.  As of June 30, 2021 and December 31, 2020, Wesbanco had 129 and 112, respectively, customer interest rate swaps with an aggregate notional amount of $723.7 million and $649.9 million, respectively, related to this program.  Wesbanco recognized income for the related swap fees of $1.0 million and $3.5 million for the three months ended June 30, 2021 and 2020, respectively and $2.9 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives.  The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication.  As of June 30, 2021 and December 31, 2020, Wesbanco had 13 and 12, respectively, risk participation-in agreements with an aggregate notional amount of $118.5 million and $101.1 million, respectively.  As of June 30, 2021 and December 31, 2020, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $10.0 million.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis.  The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower.  Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the loan commitment and the closing of the loan.  The total balance of forward TBA contracts entered into was $83.0 million and $183.5 million at June 30, 2021 and December 31, 2020, respectively.  The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$723,672	$30,394	$32,165	$649,857	$46,418	$49,917
Other contracts:
Interest rate loan commitments	52,346	250	—	112,119	702	—
Forward TBA contracts	83,000	66	—	183,500	—	1,161
Total derivatives		$30,710	$32,165		$47,120	$51,078

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three and six months ended June 30, 2021 and 2020, respectively.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2021	2020	2021	2020
Interest rate swaps	Other income	$(1,033)	$(501)	$1,728	$(3,252)
Interest rate loan commitments	Mortgage banking income	564	1,290	(452)	1,145
Forward TBA contracts	Mortgage banking income	(1,619)	(1,191)	2,899	(3,848)
Total		$(2,088)	$(402)	$4,175	$(5,955)

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

Wesbanco had minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $63.7 million as of June 30, 2021.  If Wesbanco had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 6. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2021	2020	2021	2020
Service cost – benefits earned during year	$623	$568	$1,239	$1,136
Interest cost on projected benefit obligation	852	1,121	1,694	2,242
Expected return on plan assets	(2,794)	(2,594)	(5,557)	(5,188)
Amortization of prior service cost	(9)	(9)	(17)	(18)
Amortization of net loss	682	794	1,357	1,587
Net periodic pension income	$(646)	$(120)	$(1,284)	$(241)

The service cost of $1.2 million and $1.1 million for both the six months ended June 30, 2021 and 2020, respectively, is included in salaries and wages, and the periodic pension income of $2.5 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively, is included in employee benefits.

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

Individually-evaluated nonperforming loans: Individually-evaluated non-performing loans are carried at the amortized cost basis less the specific allowance calculated under CECL. Since these loans are nonperforming, cash flows could not be estimated and thus are calculated using a cost basis approach or collateral value approach.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

		June 30, 2021
		Fair Value Measurements Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2021	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,494	$13,494	$—	$—
Available-for-sale debt securities
U.S. Treasury	19,998	—	19,998	—
U.S. Government sponsored entities and agencies	212,490	—	212,490	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,280,766	—	2,280,766	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	316,285	—	316,285	—
Obligations of states and political subdivisions	110,097	—	108,574	1,523
Corporate debt securities	24,628	—	24,628	—
Total available-for-sale debt securities	$2,964,264	$—	$2,962,741	$1,523
Loans held for sale	41,461	—	41,461	—
Other assets - interest rate derivatives agreements	30,394	—	30,394	—
Total assets recurring fair value measurements	$3,049,613	$13,494	$3,034,596	$1,523

Other liabilities - interest rate derivatives agreements	$32,165	$—	$32,165	$—
Total liabilities recurring fair value measurements	$32,165	$—	$32,165	$—

Nonrecurring fair value measurements
Individually-evaluated nonperforming loans	$1,870	$—	$—	$1,870
Other real estate owned and repossessed assets	773	—	—	773
Total nonrecurring fair value measurements	$2,643	$—	$—	$2,643

		December 31, 2020
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2020	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,047	$13,047	$—	$—
Available-for-sale debt securities
U.S. Treasury	39,982	—	39,982	—
U.S. Government sponsored entities and agencies	211,682	—	211,682	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,264,737	—	1,264,737	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	320,098	—	320,098	—
Obligations of states and political subdivisions	115,762	—	114,227	1,535
Corporate debt securities	25,875	—	25,875	—
Total available-for-sale debt securities	$1,978,136	$—	$1,976,601	$1,535
Loans held for sale	168,378	—	168,378	—
Other assets - interest rate derivatives agreements	46,418	—	46,418	—
Total assets recurring fair value measurements	$2,205,979	$13,047	$2,191,397	$1,535

Other liabilities - interest rate derivatives agreements	$49,917	$—	$49,917	$—
Total liabilities recurring fair value measurements	$49,917	$—	$49,917	$—

Nonrecurring fair value measurements
Individually-evaluated nonperforming loans	$1,958	$—	$—	$1,958
Other real estate owned and repossessed assets	549	—	—	549
Total nonrecurring fair value measurements	$2,507	$—	$—	$2,507

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no significant transfers between level 1, 2 or 3 for the three and six months ended June 30, 2021 or for the year ended December 31, 2020.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2021
Individually-evaluated nonperforming loans	$1,870	Appraisal of collateral (1)	Appraisal adjustments (2)	(30.0%)/(30.0%)
			Liquidation expenses (2)	(5.6%)/(5.6%)
Other real estate owned and repossessed assets	$773	Appraisal of collateral (1), (3)
December 31, 2020
Individually-evaluated nonperforming loans	$1,958	Appraisal of collateral (1)	Appraisal adjustments (2)	(30.0%)/(30.0%)
			Liquidation expenses (2)	(5.6%)/(5.6%)
Other real estate owned and repossessed assets	$549	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of appraisal adjustments and liquidation expense are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			June 30, 2021
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$846,304	$846,304	$846,304	$—	$—
Equity securities	13,494	13,494	13,494	—	—
Available-for-sale debt securities	2,964,264	2,964,264	—	2,962,741	1,523
Net held-to-maturity debt securities	901,945	934,487	—	934,050	437
Net loans	10,216,462	10,174,345	—	—	10,174,345
Loans held for sale	41,461	41,461	—	41,461	—
Other assets - interest rate derivatives	30,394	30,394	—	30,394	—
Accrued interest receivable	64,020	64,020	64,020	—	—

Financial Liabilities
Deposits	13,318,255	13,330,251	11,833,719	1,496,532	—
Federal Home Loan Bank borrowings	313,960	316,762	—	316,762	—
Other borrowings	135,267	125,562	125,562	—	—
Subordinated debt and junior subordinated debt	192,571	175,362	—	108,741	66,621
Other liabilities - interest rate derivatives	32,165	32,165	—	32,165	—
Accrued interest payable	3,342	3,342	3,342	—	—

			Fair Value Measurements at
			December 31, 2020
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$905,447	$905,447	$905,447	$—	$—
Equity securities	13,047	13,047	13,047	—	—
Available-for-sale debt securities	1,978,136	1,978,136	—	1,976,601	1,535
Net held-to-maturity debt securities	730,886	768,183	—	767,720	463
Net loans	10,603,406	10,802,883	—	—	10,802,883
Loans held for sale	168,378	168,378	—	168,378	—
Other assets - interest rate derivatives	46,418	46,418	—	46,418	—
Accrued interest receivable	66,790	66,790	66,790	—	—

Financial Liabilities
Deposits	12,429,373	12,439,981	10,810,863	1,629,118	—
Federal Home Loan Bank borrowings	549,003	555,375	—	555,375	—
Other borrowings	241,950	235,796	235,796	—	—
Subordinated debt and junior subordinated debt	192,291	174,452	—	105,768	68,684
Other liabilities - interest rate derivatives	49,917	49,917	—	49,917	—
Accrued interest payable	4,314	4,314	4,314	—	—

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

NOTE 8. REVENUE RECOGNITION

Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, debit card sponsorship income, payment processing fees, electronic banking fees, mortgage banking income and net gain or loss on sale of other real estate owned and other assets – there are no significant judgements related to the amount and timing of revenue recognition.

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

Debit card sponsorship income:  The activity in this revenue stream concluded on March 31, 2021, with the sale of this program to another bank. Debit card sponsorship income was earned from Wesbanco’s sponsorship of its customers, which included independent service organizations, processors and other banks into different debit networks.  For providing this service, the customers paid the bank a per transaction fee for each transaction processed through the network.  In some cases, customers were also charged annual sponsorship fees and non-compliance fees as applicable.  The fees were earned at the time the transaction or customer activity occurred.  The fees were either directly debited from the customers' deposit accounts or were billed to the customer.

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

Net gain or loss on sale of other real estate owned and other assets: Net gain or loss on other real estate owned is recorded when the property is sold to a third party and the Bank collects substantially all of the consideration to which it is entitled in exchange for the transfer of the property.  Net gain or loss on other assets can include, among other things, the sale of fixed assets, the change in fair value of the underlying investments funded by Wesbanco’s Community Development Corporation (“Wesbanco CDC”) and residual income earned from the sale of Wesbanco’s debit card sponsorship program.  Gains or losses are recognized upon receipt of consideration and subsequent transfer of the property for fixed asset sales. The change in fair value of Wesbanco CDC investments occurs upon the change in the underlying investments as these are accounted for utilizing the equity method, and as such, are not within the scope of ASC 606.  Residual income from the sale of the debit card sponsorship program is recognized over time per the signed agreement between Wesbanco and the buyer.

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and six months ended June 30, 2021 and 2020, respectively:

	Point of Revenue	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Recognition	2021	2020	2021	2020
Revenue Streams
Trust fees
Trust account fees	Over time	$4,710	$4,189	$10,024	$9,046
WesMark fees	Over time	2,438	2,013	4,756	4,108
Total trust fees		7,148	6,202	14,780	13,154
Service charges on deposits
Commercial banking fees	Over time	601	586	1,165	1,171
Personal service charges	At a point in time and over time	4,275	3,737	8,605	9,769
Total service charges on deposits		4,876	4,323	9,770	10,940
Net securities brokerage revenue
Annuity commissions	At a point in time	1,151	845	2,067	1,883
Equity and debt security trades	At a point in time	57	94	133	253
Managed money	Over time	291	214	574	449
Trail commissions	Over time	330	131	578	478
Total net securities brokerage revenue		1,829	1,384	3,352	3,063

Debit card sponsorship income (1)	At a point in time and over time	—	644	646	1,351
Payment processing fees (1)	At a point in time and over time	748	784	1,461	1,464
Electronic banking fees	At a point in time	5,060	4,066	9,426	8,320
Mortgage banking income	At a point in time	7,830	7,531	12,094	8,807
Net gain (loss) on other real estate owned and other assets (2)	At a point in time and over time	4,014	(66)	4,189	103

(1)	Debit card sponsorship income and payment processing fees are included in other non-interest income.
(2)

The portion of this line item relating to the change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606, and totaled gains (losses) of $3.7 million and ($0.1) million for the three months ended June 30, 2021 and 2020, respectively, and $3.8 million and ($0.1) million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 9. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the six months ended June 30, 2021 and 2020 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2020	$(15,502)	$46,861	$—	$31,359
Other comprehensive income/(loss) before reclassifications	—	(19,696)	—	(19,696)
Amounts reclassified from accumulated other comprehensive income/(loss)	949	(26)	—	923
Period change	949	(19,722)	—	(18,773)
Balance at June 30, 2021	$(14,553)	$27,139	$—	$12,586

Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201
Other comprehensive income/(loss) before reclassifications	—	40,091	—	40,091
Amounts reclassified from accumulated other comprehensive income/(loss)	1,137	(1,906)	(7)	(776)
Period change	1,137	38,185	(7)	39,315
Balance at June 30, 2020	$(16,331)	$56,829	$18	$40,516

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2021	2020	2021	2020
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$(31)	$(213)	$(34)	$(2,500)	Net securities gains (Non-interest income)
Related income tax expense ⁽²⁾	7	51	8	594	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(24)	(162)	(26)	(1,906)

Debt securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	—	(7)	—	(10)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense ⁽²⁾	—	2	—	3	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	—	(5)	—	(7)

Defined benefit plans (3):
Amortization of net loss and prior service costs	628	746	1,250	1,492	Employee benefits (Non-interest expense)
Related income tax benefit ⁽²⁾	(151)	(177)	(301)	(355)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	477	569	949	1,137
Total reclassifications for the period	$453	$402	$923	$(776)

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 3, “Securities.”
(2)	Income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.
(3)	Included in the computation of net periodic pension cost. See Note 6, “Benefit Plans” for additional detail.

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with commitments was $5.8 million and $9.5 million at June 30, 2021 and December 31, 2020, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees.  The liability associated with letters of credit was $0.1 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2021	2020
Lines of credit	$2,504,347	$2,510,011
Loans approved but not closed	517,071	381,180
Overdraft limits	152,302	154,322
Letters of credit	50,423	53,788
Contingent obligations and other guarantees	176,244	126,984

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 11. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets managed or held in custody by the trust and investment services segment was approximately $5.5 billion and $4.5 billion at June 30, 2021 and 2020, respectively.  These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended June 30, 2021
Interest and dividend income	$123,327	$—	$123,327
Interest expense	7,472	—	7,472
Net interest income	115,855	—	115,855
Provision for credit losses	(21,025)	—	(21,025)
Net interest income after provision for credit losses	136,880	—	136,880
Non-interest income	28,963	7,149	36,112
Non-interest expense	79,818	3,994	83,812
Income before provision for income taxes	86,025	3,155	89,180
Provision for income taxes	17,929	663	18,592
Net income	68,096	2,492	70,588
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$65,565	$2,492	$68,057

For The Three Months Ended June 30, 2020
Interest and dividend income	$134,694	$—	$134,694
Interest expense	15,681	—	15,681
Net interest income	119,013	—	119,013
Provision for credit losses	61,841	—	61,841
Net interest income after provision for credit losses	57,172	—	57,172
Non-interest income	26,659	6,201	32,860
Non-interest expense	81,588	3,914	85,502
Income before provision for income taxes	2,243	2,287	4,530
Provision for income taxes	(438)	480	42
Net income available to common shareholders	$2,681	$1,807	$4,488

For the Six Months Ended June 30, 2021
Interest and dividend income	$248,382	$—	$248,382
Interest expense	16,050	—	16,050
Net interest income	232,332	—	232,332
Provision for credit losses	(48,984)	—	(48,984)
Net interest income after provision for credit losses	281,316	—	281,316
Non-interest income	54,540	14,780	69,320
Non-interest expense	161,829	8,310	170,139
Income before provision for income taxes	174,027	6,470	180,497
Provision for income taxes	35,434	1,359	36,793
Net income	138,593	5,111	143,704
Preferred stock dividends	5,063	—	5,063
Net income available to common shareholders	$133,530	$5,111	$138,641

For the Six Months Ended June 30, 2020
Interest and dividend income	$277,142	$—	$277,142
Interest expense	37,968	—	37,968
Net interest income	239,174	—	239,174
Provision for credit losses	91,661	—	91,661
Net interest income after provision for credit losses	147,513	—	147,513
Non-interest income	47,715	13,154	60,869
Non-interest expense	168,505	8,330	176,835
Income before provision for income taxes	26,723	4,824	31,547
Provision for income taxes	2,650	1,013	3,663
Net income available to common shareholders	$24,073	$3,811	$27,884

Total non-fiduciary assets of the trust and investment services segment were $3.8 million (including $1.6 million of trust customer intangibles) and $4.1 million (including $2.2 million of trust customer intangibles) at June 30, 2021 and 2020, respectively.  All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and six months ended June 30, 2021. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2020 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), including Wesbanco’s Form 10-Q for the quarter ended March 31, 2021, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.Wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions including the effects of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance.  Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 212 branches and 206 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes.  Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2021 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2020 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for the three months ended June 30, 2021 was $68.1 million, with diluted earnings per share of $1.01, compared to $4.5 million or $0.07 per diluted share, respectively, for the second quarter of 2020.  Net income for the six months ended June 30, 2021, was $138.6 million, with diluted earnings per share of $2.06, compared to $27.9 million or $0.41 per diluted share, respectively, for the first six months of 2020.  Excluding after-tax restructuring and merger-related expenses (non-GAAP measure) in both periods, for the three months ended June 30, 2021, net income available to common shareholders was $69.0 million, or $1.03 per diluted share, as compared to $4.9 million or $0.07 per diluted share, respectively, in the prior year quarter; and net income for the six months ended June 30, 2021 was $140.3 million or $2.09 per diluted share compared to $32.3 million or $0.48 per diluted share in the prior year period.

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (Non-GAAP)(1)	$69,022	$1.03	$4,858	$0.07	$140,279	$2.09	$32,334	$0.48
Less: After-tax restructuring and merger-related expenses	(965)	(0.02)	(370)	(0.00)	(1,638)	(0.03)	(4,450)	(0.07)
Net income available to common shareholders (GAAP)	$68,057	$1.01	$4,488	$0.07	$138,641	$2.06	$27,884	$0.41

(1)

Non-GAAP net income excludes after-tax restructuring and merger-related expenses.  The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income decreased $3.2 million or 2.7% in the second quarter of 2021 compared to the same quarter of 2020, reflecting lower loan yields, due to repricing of existing loans and new lower rates offered in the current market environment, lower purchase accounting related accretion and lower rates on investment securities, partially offset by lower interest on deposits and borrowings.  As a result of the lower rates and a higher mix of securities versus loans to total assets, the net interest margin decreased by 20 basis points to 3.12% in the second quarter of 2021 as compared to the second quarter of 2020.  Over the same time period, the yield on earning assets decreased a total of 43 basis points and the cost of interest bearing liabilities decreased 32 basis points.  Average loan balances decreased by 2.9% from the second quarter of 2020, mainly attributable to forgiveness of SBA Payroll Protection Program (“PPP”) loans and lower residential real estate and consumer loans, while average securities increased by 25.1% over the same time period due to excess liquidity on the balance sheet from stimulus funds received by our customers. Average deposits, excluding certificates of deposit, increased 17.2% over the same time period, due mostly to stimulus deposits and increased personal savings.   Accretion from acquisitions benefited the second quarter 2021 net interest margin by 12 basis points, as compared to 19 basis points in the prior year period.  Lastly, the accretion on existing and the funding of new PPP loans positively impacted the second quarter 2021 net interest margin by a net five basis points as compared to a negative two basis points for the second quarter of 2020.

Improved macroeconomic factors, which include lower unemployment projections, utilized in the CECL calculation drove a net benefit of provision for credit losses and resulted in a negative provision of $21.0 million in the second quarter of 2021 as compared to a provision of $61.8 million in the second quarter of 2020.  Annualized net charge-offs (recoveries), as a percentage of average portfolio loans, were (0.03)% and 0.07% for the second quarter of 2021 and 2020, respectively.

For the second quarter of 2021, non-interest income increased $3.3 million or 9.9% compared to the second quarter of 2020, driven primarily by a net gain in other real estate owned and other assets and increases in trust fees, service charges on deposits, electronic banking fees, net securities brokerage revenue and mortgage banking income.  These increases were mitigated somewhat by decreases in net securities gains and other income.  The increase in net gain on other real estate owned and other assets of $4.1 million was primarily due to a gain earned on an investment made by Wesbanco’s Community Development Corporation in a start-up firm more than ten years ago that was recently acquired by a public company.  Trust fees increased $0.9 million or 15.3% due to increases in the market value of trust assets to a record level of $5.5 billion at June 30, 2021.  Service charges on deposits and electronic banking fees increased 12.8% and 24.4%, respectively, due to an increased amount of transaction volume over the second quarter of 2020, which was heavily affected by the onset of the pandemic.  Net securities gains decreased $0.8 million or 63.3% due to reduced sale and call activity in the investment portfolio from the prior year’s second quarter as well as reduced market value adjustments on the deferred compensation plan underlying investments.  Other income decreased $3.2 million or 50.2% primarily due to a $2.5 million decrease in swap fee income resulting from lower swap activity and negative fair value adjustments on the existing loan swap portfolio in the second quarter of 2021 compared to the second quarter of 2020.

Non-interest expense, excluding restructuring and merger-related expenses in both periods, decreased in the second quarter of 2021 by $2.4 million or 2.9%, to $82.6 million, compared to the second quarter of 2020.   This year-over-year decrease is primarily due to lower FDIC insurance expense and lower franchise tax expense, as well as continuing cost control measures over certain discretionary expenses.  FDIC insurance expense decreased $2.2 million, or 92.4%, from the second quarter of 2020, due to certain prior period call report adjustments resulting in a $1.0 million refund, and improved risk factors.  Offsetting these decreases somewhat was an increase in equipment expense of $1.6 million or 27.2% from the second quarter of 2020 due to higher software costs.

During the second quarter of 2021, the effective tax rate was 20.9% as compared to 0.9% in last year’s second quarter, and the provision for income taxes increased by $18.6 million over the same time period, primarily due to higher pre-tax income heavily influenced by the negative provision for credit losses in the second quarter of 2021 as compared to the prior year’s reduced pre-tax income from a pandemic-induced higher provision for credit losses.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2021	2020	2021	2020
Net interest income	$115,855	$119,013	$232,332	$239,174
Taxable equivalent adjustment to net interest income	1,051	1,143	2,091	2,328
Net interest income, fully taxable equivalent	$116,906	$120,156	$234,423	$241,502
Net interest spread, non-taxable equivalent	2.98%	3.09%	3.04%	3.16%
Benefit of net non-interest bearing liabilities	0.11%	0.20%	0.12%	0.23%
Net interest margin	3.09%	3.29%	3.16%	3.39%
Taxable equivalent adjustment	0.03%	0.03%	0.03%	0.03%
Net interest margin, fully taxable equivalent	3.12%	3.32%	3.19%	3.42%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings.  Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income decreased $3.2 million or 2.7% in the second quarter of 2021 compared to the second quarter of 2020, due to a 20 basis point decrease in the net interest margin to 3.12% resulting from the lower yield environment, as the yield on earning assets decreased at a faster rate than the rate on interest bearing liabilities.  For the six months ended June 30, 2021, net interest income decreased by $6.8 million or 2.9% compared to the first six months of 2020 for the same reasons. The net interest margin decrease was slightly mitigated by a 3.0% increase in average earning asset balances from the second quarter of 2020, primarily from a 25.1% increase in average securities, which were purchased with liquidity from stimulus-related deposits.  Also helping to mitigate the margin decrease further, PPP loans contributed a total of $7.8 million in interest and fee accretion income in the second quarter of 2021.  The forgiveness of existing PPP loans and the funding of new PPP loans positively impacted the second quarter 2021 net interest margin by a net 5 basis points. Excluding PPP loans, portfolio loans decreased by 4.1% from June 30, 2020, due to lower new loan demand, other than residential lending, most of which was sold in the secondary market. In addition, purchase accounting accretion decreased in the second quarter of 2021 as approximately 12 basis points of accretion from prior acquisitions was included in the second quarter 2021 net interest margin as compared to 19 basis points in the 2020 second quarter net interest margin.  Total average deposits, excluding CDs, increased in the second quarter of 2021 by $1.7 billion or 17.2% compared to the second quarter of 2020, due to stimulus deposits, PPP loan proceeds deposited into customer accounts, higher personal savings balances and lower general consumer spending. The cost of interest bearing deposits decreased by 13 basis points and total liabilities decreased by 32 basis points from the second quarter of 2020 to the second quarter of 2021. The decrease in the cost is primarily due to aggressive rate decreases for interest bearing demand deposits, which include public funds, and lower rates for certificates of deposit, customer repurchase agreements, short to medium-term Federal Home Loan Bank borrowings and junior subordinated debentures in response to the general decrease in overall borrowing rates in the marketplace resulting from lower rates across the yield curve.  In addition, the average balance of FHLB borrowings decreased by $1.0 billion or 71.8% from the second quarter of 2020, as excess liquidity was used to pay off these borrowings as they matured.

Interest income decreased $11.4 million or 8.4% in the second quarter of 2021 and $28.8 million or 10.4% in the first six months of 2021 compared to the same periods of 2020 due to lower yields in every earning asset category.  Earning asset yields were influenced negatively in the second quarter of 2021 compared to the second quarter of 2020 due primarily to decreases in the Federal Reserve’s federal funds rate by 150 basis points in 2020 and the continuation of the low rate environment through the current period.  Average loan balances decreased $313.7 million or 2.9% in the second quarter of 2021 compared to the second quarter of 2020, due mostly to forgiveness of PPP loans that were originated in 2020. Loan yields decreased by 23 basis points during this same period to 3.99% from the previously mentioned lower rate environment and its effect on the repricing of portfolio loans, as well as lower offered rates on new loans.  Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories.  In the second quarter of 2021, average loans represented 70.9% of average earning assets, a decrease from 75.2% in the second quarter of 2020. As liquidity from stimulus deposits was invested, average taxable securities balances increased $753.6 million or 32.9% from the second quarter of 2020, and represented 20.3% of total earning assets in the second quarter of 2021. Taxable securities yields decreased by 77 basis points and tax-exempt securities yields decreased by 18 basis points in the second quarter of 2021 from the second quarter of 2020. The continuing lower rate environment has resulted in the yield decrease for all securities, as calls, prepayments and maturities of legacy higher-rate securities have been replaced with purchases at lower overall market yields.  Increased prepayments on mortgage-backed securities in the lower rate environment also further reduced the taxable securities yields due to higher premium amortization. The average balance of tax-exempt securities, which have the highest yields within securities, have decreased from 21.4% of total average securities in the second quarter of 2020 to 16.5% of total average securities in the second quarter of 2021.

Commercial loans with floors currently average 4.04% on approximately $2.5 billion or 32% of total commercial loans at June 30, 2021, as compared to $2.3 billion averaging 4.22% or 29% of commercial loans at December 31, 2020. Approximately 65% or $1.6 billion of these loans are currently priced at their floor, as compared to 69% or $1.6 billion at December 31, 2020. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing date. In addition, in a declining rate environment, some customers may request rates below existing contractual floors, which we may grant for competitive or other reasons.

Interest expense decreased $8.2 million or 52.3% in the second quarter of 2021 and $21.9 million or 57.7% in the first six months of 2021 as compared to the same periods in 2020, due to decreases in the cost of all interest bearing liability categories as management reduced certain deposit rates and due to a decrease in the balance of outstanding FHLB borrowings. The cost of interest bearing liabilities decreased by 32 basis points from the second quarter of 2020 to 0.31% in 2021.  Interest bearing deposits increased $787.4 million or 9.8% from the second quarter of 2020, due mostly to customers’ stimulus payments.  The rate on interest bearing deposits decreased 13 basis points to 17 basis points from the second quarter of 2020, primarily from aggressive decreases in rates on interest bearing public funds and certificates of deposit in response to the lower market rates. Average non-interest bearing demand deposit balances increased from the second quarter of 2020 to the second quarter of 2021 by $618.5 million or 16.0% and were 33.6% of total average deposits at June 30, 2021, compared to 32.3% at June 30, 2020, reflecting the previously mentioned stimulus deposits, PPP loan deposits, higher personal savings balances and ongoing checking account marketing strategies. The average balance of FHLB borrowings decreased $1.0 billion from the second quarter of 2020 to 2021 due to the maturity of legacy higher-rate FHLB borrowings throughout the past twelve months being redeemed with excess liquidity.  These maturities benefited the average rate paid, as it decreased by 29 basis points to 1.83% from the second quarter of 2020.  Average other borrowings, subordinated debt and junior subordinated debt balances decreased $235.2 million or 42.2% from the second quarter of 2020 to 2021, and their average rates paid decreased by 19 and 57 basis points, respectively, over this same time period, due primarily to decreases in LIBOR, the index upon which this variable-rate type of borrowing is priced, other than fixed rates on $35.1 million of subordinated debt.

The continuing low rate environment is expected to result in the core net interest margin declining several basis points over the remainder of the year, as securities purchased toward the end of the second quarter will further negatively impact the margin. Lower anticipated earning asset yields caused by loans repricing to lower rates, new loan production being lower than existing loans, security cash flows being reinvested at lower rates and decreasing purchase accounting accretion should be slightly mitigated by price reductions to deposit rates and lower wholesale funding costs. In addition, Wesbanco’s participation in the PPP loan program is expected to positively contribute to net interest income and further mitigate the decreases to the net interest margin in 2021 as SBA loan forgiveness occurs for qualifying customers and net deferred fees are accreted into income at the date of loan payoff. At June 30, 2021, there are $17.6 million of remaining net deferred fees from PPP loans that will accrete into interest income as loans pay down or are forgiven by the SBA.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$696,967	0.09%	$637,979	0.17%	$736,387	0.09%	$385,755	0.35%
Loans, net of unearned income (1)	10,641,970	3.99%	10,955,694	4.22%	10,765,483	4.03%	10,665,441	4.42%
Securities: (2)
Taxable	3,042,009	1.70%	2,288,409	2.47%	2,676,198	1.81%	2,432,539	2.57%
Tax-exempt (3)	599,980	3.34%	622,637	3.52%	590,144	3.40%	634,612	3.51%
Total securities	3,641,989	1.97%	2,911,046	2.69%	3,266,342	2.10%	3,067,151	2.76%
Other earning assets	28,702	4.95%	71,493	5.68%	30,958	5.45%	70,537	6.02%
Total earning assets (3)	15,009,628	3.32%	14,576,212	3.75%	14,799,170	3.41%	14,188,884	3.96%
Other assets	2,032,519		2,138,999		2,041,154		2,061,191
Total Assets	$17,042,147		$16,715,211		$16,840,324		$16,250,075

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$3,147,915	0.13%	$2,558,768	0.21%	$3,059,830	0.14%	$2,450,605	0.39%
Money market accounts	1,774,556	0.12%	1,603,395	0.22%	1,750,194	0.13%	1,573,579	0.41%
Savings deposits	2,414,824	0.04%	2,060,392	0.06%	2,353,083	0.04%	2,006,940	0.12%
Certificates of deposit	1,519,590	0.53%	1,846,929	0.77%	1,551,692	0.57%	1,918,189	0.79%
Total interest bearing deposits	8,856,885	0.17%	8,069,484	0.30%	8,714,799	0.19%	7,949,313	0.42%
Federal Home Loan Bank borrowings	390,020	1.83%	1,381,093	2.12%	438,932	1.93%	1,426,134	2.19%
Other borrowings	130,171	0.12%	365,793	0.31%	160,753	0.20%	350,917	0.66%
Subordinated debt and junior subordinated debt	192,483	3.76%	192,021	4.33%	192,412	3.77%	195,257	4.67%
Total interest bearing liabilities (4)	9,569,559	0.31%	10,008,391	0.63%	9,506,896	0.34%	9,921,621	0.77%
Non-interest bearing demand deposits	4,474,784		3,856,291		4,338,546		3,496,784
Other liabilities	196,349		247,591		208,861		233,166
Shareholders’ equity	2,801,455		2,602,938		2,786,021		2,598,504
Total Liabilities and Shareholders’ Equity	$17,042,147		$16,715,211		$16,840,324		$16,250,075
Taxable equivalent net interest spread		3.01%		3.12%		3.07%		3.19%
Taxable equivalent net interest margin		3.12%		3.32%		3.19%		3.42%

(1)

Gross of allowance for credit losses and net of unearned income.  Includes non-accrual and loans held for sale.  Loan fees included in interest income on loans were $6.5 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively, and were $14.7 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively.  As part of loan fees, PPP loan fees were $6.0 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively and $13.9 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively.  Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $3.8 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively, and $7.3 million and $8.2 million for the six months ended June 30, 2021 and 2020, respectively.

(2)	Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory rate of 21% for each period presented.
(4)

Accretion on interest bearing liabilities acquired from prior acquisitions was $0.8 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.9 million and $6.0 million for the six months ended June 30, 2021 and 2020, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Compared to June 30, 2020			Compared to June 30, 2020
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$23	$(138)	$(115)	$360	$(700)	$(340)
Loans, net of unearned income	(3,234)	(5,865)	(9,099)	2,303	(21,547)	(19,244)
Taxable securities	3,888	(5,036)	(1,148)	2,876	(9,882)	(7,006)
Tax-exempt securities (1)	(194)	(249)	(443)	(759)	(375)	(1,134)
Other earning assets	(541)	(117)	(658)	(1,087)	(187)	(1,274)
Total interest income change (1)	(58)	(11,405)	(11,463)	3,693	(32,691)	(28,998)
Increase (decrease) in interest expense:
Interest bearing demand deposits	266	(607)	(341)	967	(3,660)	(2,693)
Money market accounts	86	(414)	(328)	328	(2,429)	(2,101)
Savings deposits	46	(82)	(36)	182	(877)	(695)
Certificates of deposit	(553)	(935)	(1,488)	(1,281)	(1,891)	(3,172)
Federal Home Loan Bank borrowings	(4,638)	(874)	(5,512)	(9,632)	(1,698)	(11,330)
Other borrowings	(124)	(115)	(239)	(433)	(557)	(990)
Subordinated debt and junior subordinated debt	5	(270)	(265)	(65)	(872)	(937)
Total interest expense change	(4,912)	(3,297)	(8,209)	(9,934)	(11,984)	(21,918)
Net interest income increase (decrease) (1)	$4,854	$(8,108)	$(3,254)	$13,627	$(20,707)	$(7,080)

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net (charge-offs) recoveries have been (deducted) added to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans.  The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments.  The provision for credit losses - loans and loan commitments decreased to ($21.0) million in the second quarter of 2021 compared to $61.3 million of provision expense in the second quarter of 2020, as a result of changes in the macroeconomic forecast, the economic environment and other qualitative factors.  As of June 30, 2021, the macroeconomic forecast estimated significantly lower unemployment over the reasonable and supportable forecast period of one year, as compared to the forecast utilized during the second quarter of 2020, resulting in a decrease in the allowance for loan losses and allowance for loan commitments.  Non-performing loans were 0.41% of total loans as of June 30, 2021, increasing from 0.37% of total loans at the end of the second quarter of 2020. Criticized and classified loans were 4.41% of total loans as of June 30, 2021, increasing from 2.23% as of June 30, 2020, primarily due to recent adjustments to the internal loan classification system, which impacted risk grades, and downgrades in the Company’s hospitality loan portfolio. Past due loans at June 30, 2021 were 0.29% of total loans, compared to 0.61% at June 30, 2020. Annualized net loan charge-offs (recoveries) decreased to (0.03)% as of June 30, 2021 compared to 0.07% as of June 30, 2020.  (Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Trust fees	$7,148	$6,202	$946	15.3	$14,780	$13,154	$1,626	12.4
Service charges on deposits	4,876	4,323	553	12.8	9,770	10,940	(1,170)	(10.7)
Electronic banking fees	5,060	4,066	994	24.4	9,426	8,320	1,106	13.3
Net securities brokerage revenue	1,829	1,384	445	32.2	3,352	3,063	289	9.4
Bank-owned life insurance	1,707	1,752	(45)	(2.6)	3,416	3,521	(105)	(3.0)
Net securities gains	477	1,299	(822)	(63.3)	756	2,790	(2,034)	(72.9)
Mortgage banking income	7,830	7,531	299	4.0	12,094	8,807	3,287	37.3
Net insurance services revenue	1,045	936	109	11.6	2,135	1,781	354	19.9
Debit card sponsorship income	—	644	(644)	(100.0)	646	1,351	(705)	(52.2)
Payment processing fees	748	784	(36)	(4.6)	1,461	1,464	(3)	(0.2)
Net gain (loss) on other real estate owned and other assets	4,014	(66)	4,080	NM	4,189	103	4,086	NM
Net swap fee and valuation income	(40)	2,949	(2,989)	(101.4)	4,610	2,847	1,763	61.9
Other	1,418	1,056	362	34.3	2,685	2,728	(43)	(1.6)
Total non-interest income	$36,112	$32,860	$3,252	9.9	$69,320	$60,869	$8,451	13.9

NM = not meaningful

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 23.0% of total revenue for the six months ended June 30, 2021. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the second quarter of 2021, non-interest income increased $3.3 million or 9.9% compared to the second quarter of 2020, primarily due to a $4.1 million increase in net gain on other real estate owned and other assets, a $1.0 million increase in electronic banking fees and a $0.9 million increase in trust fees.  The increases were somewhat offset by a $3.0 million decrease in swap fee and valuation income, and a $0.8 million or 63.3% decrease in net securities gains from the second quarter of 2020.

Trust fees increased $0.9 million or 15.3% compared to the second quarter of 2020, due to market value appreciation and organic growth. Total trust assets were $5.5 billion at June 30, 2021 as compared to $4.5 billion at June 30, 2020. As of June 30, 2021, trust assets include managed assets of $4.4 billion and non-managed (custodial) assets of $1.1 billion.  Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $1.1 billion as of June 30, 2021 and $903.0 million as of June 30, 2020, and are included in managed assets.

Service charges on deposits increased $0.6 million or 12.8% to $4.9 million in the second quarter of 2021 as compared to the same period in 2020 due to increased general consumer spending over the prior period, resulting in more eligible fee-generating transactions. For the six months ended June 30, 2021, service charges on deposits decreased $1.2 million or 10.7% compared to the six months ended June 30, 2020.

Electronic banking fees, which include debit card interchange fees, increased $1.0 million or 24.4% compared to the second quarter of 2020. This growth is due primarily to increased point-of-sale transactions and ATM volumes. For the six months ended June 30, 2021, electronic banking fees increased $1.1 million or 13.3% compared to the six months ended June 30, 2020.

Net securities gains decreased $0.8 million or 63.3% in the second quarter of 2021 compared to the same period of 2020, as no securities were sold in the second quarter of 2021.  Included in net securities gains were $0.4 million and $1.0 million of market adjustments on the deferred compensation plan for the three months ended June 30, 2021 and 2020, respectively, which had an offsetting effect in employee benefits expense. For the six months ended June 30, 2021, net securities gains decreased $2.0 million or 72.9% compared to the six months ended June 30, 2020.

Mortgage banking income increased $0.3 million or 4.0% in the second quarter of 2021 compared to the second quarter of 2020.  For the second quarter of 2021, mortgage production was $342.3 million, which was a decrease of 6.3% from the comparable 2020 period. For the three months ended June 30, 2021, $266.8 million in mortgages were sold into the secondary market at a net margin of 2.9% as compared to $268.9 million at a net margin of 2.8% in the comparable 2020 period. Included in mortgage banking income and the calculation of net margin noted above are gains of $2.3 million and $0.6 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended June 30, 2021 and 2020, respectively.  In the six months ended June 30, 2021, the continued low interest rate environment resulted in an increase in mortgage banking income of $3.3 million, or 37.3%, compared to the prior year period, net of fair value adjustments.  The change was due to a higher six month production volume of $659.6 million in the first half of 2021 as compared to $581.0 million in the first half of 2020, and a greater portion of mortgages sold into the secondary market of 73.2% compared to 45.9% sold in the prior year.

Debit card sponsorship income, a non-essential revenue stream for Wesbanco that was acquired in the Old Line Bancshares, Inc. (“OLBK”) acquisition and generated $0.6 million of gross revenue in the first quarter of 2021, was sold as of March 31, 2021 to another bank.  The all-cash purchase price, which will be paid out on a monthly basis over a two-year period up to a maximum of $2.8 million, is based on a 50%-50% split of the monthly gross revenue earned by the purchasing bank.

Net gain (loss) on other real estate owned and other assets increased $4.1 million in the three months ended June 30, 2021 as compared to the same period in 2020, due to a gain recognized on an investment made by Wesbanco’s Community Development Corporation in a start-up firm more than ten years ago that was recently acquired by a public company.

Net swap fee and valuation income, which includes fair value adjustments, decreased $3.0 million in the second quarter of 2021 compared to the second quarter of 2020 due to a reduced volume of new swaps originated, resulting in less fee income, as well as a reduction in fair value adjustments on swaps in the second quarter of 2021.  For the three months ended June 30, 2021, new swaps executed totaled $41.5 million in notional principal resulting in $0.9 million of fee income, compared to new swaps executed of $131.4 million in notional principal resulting in $3.5 million of fee income for the three months ended June 30, 2020.  Fair value adjustments on existing swaps for the three months ended June 30, 2021 and 2020 were ($1.0) million and ($0.5) million, respectively.  Net swap fee and valuation income increased $1.8 million or 61.9% in the first six months of 2021 compared to the first six months of 2020 due to higher fair value adjustments offsetting a reduced volume of new swaps in the year-to-date period.  Fair value adjustments totaled $1.7 million in the first six months of 2021 as compared to a ($3.3) million fair value adjustment in the first six months of 2020.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and wages	$37,435	$36,773	$662	1.8	$74,324	$75,683	$(1,359)	(1.8)
Employee benefits	9,268	10,138	(870)	(8.6)	19,534	20,511	(977)	(4.8)
Net occupancy	6,427	6,634	(207)	(3.1)	13,605	13,717	(112)	(0.8)
Equipment and software	7,281	5,722	1,559	27.2	14,045	11,761	2,284	19.4
Marketing	1,802	1,567	235	15.0	4,185	2,705	1,480	54.7
FDIC insurance	181	2,395	(2,214)	(92.4)	1,462	4,508	(3,046)	(67.6)
Amortization of intangible assets	2,873	3,365	(492)	(14.6)	5,769	6,739	(970)	(14.4)
Restructuring and merger-related expenses	1,222	468	754	161.1	2,074	5,633	(3,559)	(63.2)
Franchise and other miscellaneous taxes	2,095	3,470	(1,375)	(39.6)	5,093	7,212	(2,119)	(29.4)
Consulting, regulatory, accounting and advisory fees	2,583	3,238	(655)	(20.2)	5,962	6,080	(118)	(1.9)
ATM and electronic banking interchange expenses	2,483	1,962	521	26.6	4,686	3,752	934	24.9
Postage and courier expenses	1,316	1,330	(14)	(1.1)	2,584	2,588	(4)	(0.2)
Legal fees	934	836	98	11.7	1,796	1,650	146	8.8
Communications	1,109	1,220	(111)	(9.1)	2,021	2,244	(223)	(9.9)
Supplies	857	1,310	(453)	(34.6)	1,876	2,527	(651)	(25.8)
Other real estate owned and foreclosure expenses	143	48	95	197.9	31	(17)	48	282.4
Other	5,803	5,026	777	15.5	11,092	9,542	1,550	16.2
Total non-interest expense	$83,812	$85,502	$(1,690)	(2.0)	$170,139	$176,835	$(6,696)	(3.8)

Non-interest expense in the second quarter of 2021 decreased $1.7 million or 2.0% compared to the same quarter in 2020, principally due to a $2.2 million reduction in FDIC insurance expense as well as a $1.4 million decrease in franchise and other miscellaneous taxes.  These decreases were somewhat offset by a $1.6 million increase in equipment expense from the three months ended June 30, 2020 to the three months ended June 30, 2021.  In the second quarter of 2021, there were $1.2 million of restructuring expenses related to the branch optimization strategy and upcoming core operating system software conversion as compared to $0.5 million of merger-related expenses related to the OLBK acquisition in the second quarter of 2020.  Excluding restructuring and merger-related expenses, non-interest expense decreased $2.4 million or 2.9% from the second quarter of 2020 to the second quarter of 2021 and $3.1 million or 1.8% from the first six months of 2020 to the first six months of 2021.

Salaries and wages increased $0.7 million or 1.8% in the second quarter of 2021 from the second quarter of 2020 due to increases in bonus expense and commission expense.  Bonus expense increased as overall higher performance in 2021 is expected as compared to 2020.  Commission expense increased due to increased business transactions in commission-earning business lines, such as securities brokerage and mortgage loan originations.  These increases were mitigated by an 8.1% reduction in full time equivalent (“FTE”) employees from the second quarter of 2020 as a result of the closure of branches early in the first quarter of 2021, as the branch optimization strategy was executed, and a temporary hiring freeze earlier in 2021.  For the six months ended June 30, 2021, salaries and wages decreased by $1.4 million or 1.8%, due to the reduction in FTE employees.  Employee benefits expense decreased $0.9 million or 8.6% in the second quarter of 2021 from the second quarter of 2020 due to reduced pension expense as well as a reduction in the market adjustment on the underlying investments of the deferred compensation plan.

Equipment and software costs increased $1.6 million or 27.2% compared to the second quarter of 2020, due to continuous improvements in technology and communication infrastructure, software costs as well as loan and deposit origination and customer support platforms. For the six months ended June 30, 2021, equipment costs increased $2.3 million or 19.4% compared to the six months ended June 30, 2020, for the same reasons as indicated for the three months ended.  In addition, higher core banking software costs were related to Wesbanco’s larger asset size after the OLBK acquisition and certain forgiveness costs related to PPP loans.

FDIC insurance decreased $2.2 million or 92.4% compared to the second quarter of 2020, due to certain prior period call report adjustments resulting in a $1.0 million refund as well as improved risk factors, ultimately lowering the assessment rate.  FDIC insurance decreased $3.0 million or 67.6% in the first six months of 2021 as compared to the first six months of 2020.

Restructuring and merger-related expenses in the second quarter of 2021 totaled $1.2 million, an increase of $0.8 million from the second quarter of 2020. The $1.2 million of expenses in the second quarter of 2021 consisted of $0.6 million in expenses related to the upcoming core banking software conversion, including termination fees of existing contracts, and $0.6 million in branch closure and severance expenses associated with the closure of six branches in July as a result of the continued execution of the branch optimization strategy.  The restructuring and merger-related expenses in the second quarter of 2020 were all related to the OLBK acquisition.  Restructuring and merger-related expenses decreased in the first half of 2021 as compared to the first half of 2020 by $3.6 million or 63.2% due to the higher OLBK acquisition costs in the prior period.

Franchise and other miscellaneous taxes decreased $1.4 million or 39.6% from the second quarter of 2020 due to the elimination of Kentucky bank franchise taxes effective on January 1, 2021, as well as a $0.8 million franchise tax refund.  Wesbanco is now subject to Kentucky state income taxes which are reflected within the provision for income taxes on the income statement, and is part of the Company’s effective tax rate calculation.  For the same reason, franchise and other miscellaneous taxes decreased $2.1 million or 29.4% in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Consulting, regulatory, accounting and advisory fees decreased $0.7 million or 20.2% from the second quarter of 2020 due to decreases in audit and other professional fees.  In addition, business loan swap fee expense decreased $0.2 million due to a decrease in swaps originated as compared to the second quarter of 2020.

INCOME TAXES

The provision for income taxes was $18.6 million for the three months ended June 30, 2021, which is an $18.6 million increase compared to $42 thousand for the three months ended June 30, 2020. The increase in the provision for income taxes is due to an increase in the effective tax rate to 20.9% in the second quarter of 2021 compared to 0.9% in the second quarter of 2020, resulting from higher pre-tax income primarily due to the negative provision for credit losses recorded in the second quarter of 2021 as compared to an increased provision for credit losses in the second quarter of 2020 due to the pandemic.

FINANCIAL CONDITION

Total assets and deposits increased 3.3% and 7.2%, respectively, while shareholders’ equity increased 0.9%, compared to December 31, 2020. Total securities increased $1.2 billion or 42.5% from December 31, 2020 to June 30, 2021, primarily driven by the purchase of mortgage-backed securities and municipal obligations with additional liquidity provided by economic stimulus, as well as deposits from small businesses obtaining loans from the PPP program. The securities’ increase was partially offset by a $25.7 million decrease in unrealized gains in the available-for-sale portfolio. Total portfolio loans decreased $432.0 million or 4.0% as residential real estate, home equity and consumer loan pay downs outpaced new originations, commercial line usage decreased to 32.3% from 33.9% at year-end, and forgiveness related to the 2020 PPP loan program totaled $662.1 million through the first six months of 2021. Deposits increased $888.9 million from year-end, resulting from increases of 10.3%, 10.1%, and 5.1% in demand deposits, savings deposits, and money market deposits, respectively, which were partially offset by an 8.3% decrease in certificates of deposit. The growth in transaction-based accounts is primarily attributable to stimulus funds received, increased personal savings and reduced customer spending, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. The transaction accounts also increased from business customers obtaining loans from the PPP loan program and depositing proceeds in their checking accounts.

Deposits were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The decrease in certificates of deposit is a result of lower overall rates and management periodically offering lower than median competitive rates for maturing certificates of deposit and customer preferences for other deposit types. Total borrowings decreased 34.7% or $341.4 million during the first six months of 2021 as additional liquidity permitted the pay down of maturing FHLB advances by $235.0 million, coupled with a $106.7 million decrease in other short-term borrowings as many of these customer relationships were moved to interest bearing demand deposits.

Total shareholders’ equity increased approximately $24.1 million or 0.9%, compared to December 31, 2020, primarily due to net income exceeding dividends for the period by $94.3 million, which was partially offset by an $18.8 million decrease in other comprehensive income, and the repurchase of common shares totaling $55.6 million.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2021	2020	Change ($)	Change (%)
Equity securities (at fair value)	$13,494	$13,047	$447	3.4
Available-for-sale debt securities (at fair value)
U.S. Treasury	19,998	39,982	(19,984)	(50.0)
U.S. Government sponsored entities and agencies	212,490	211,682	808	0.4
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,280,766	1,264,737	1,016,029	80.3
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	316,285	320,098	(3,813)	(1.2)
Obligations of states and political subdivisions	110,097	115,762	(5,665)	(4.9)
Corporate debt securities	24,628	25,875	(1,247)	(4.8)
Total available-for-sale debt securities	$2,964,264	$1,978,136	$986,128	49.9
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$6,867	$7,779	$(912)	(11.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	70,745	89,151	(18,406)	(20.6)
Obligations of states and political subdivisions	791,441	601,128	190,313	31.7
Corporate debt securities	33,119	33,154	(35)	(0.1)
Total held-to-maturity debt securities	902,172	731,212	170,960	23.4
Total securities	$3,879,930	$2,722,395	$1,157,535	42.5
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	1.66%	2.09%
As a % of total securities	76.7%	73.1%
Weighted average life (in years)	4.6	3.4
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.06%	3.35%
As a % of total securities	23.3%	26.9%
Weighted average life (in years)	5.0	3.8
Total securities:
Weighted average yield at the respective period end (2)	1.99%	2.43%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.7	3.5

(1)

At June 30, 2021 and December 31, 2020, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased $1.2 billion or 42.5% from December 31, 2020 to June 30, 2021, and represented 22.9% of total assets at period-end as compared to 16.6% at December 31, 2020.  Through the first six months of 2021, the available-for-sale portfolio increased $986.1 million or 49.9%, primarily due to excess liquidity from stimulus deposits and increased calls of agency and municipal securities funding $1.5 billion in purchases of residential mortgage-backed securities and collateralized mortgage obligations, while the held-to-maturity portfolio increased $171.0 million or 23.4% due to $228.3 million in purchases of municipal bonds.  The weighted average yield of the portfolio decreased by 43 basis points from 2.09% at December 31, 2020 to 1.66% at June 30, 2021, due to prepayments and calls of legacy higher rate agency and municipal securities and the previously mentioned purchases at lower current market rates.  Higher premium amortization was also a factor in the yield reduction.

Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2021 and December 31, 2020 were $27.1 million and $46.9 million, respectively.  The net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after tax-basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity.   Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $32.3 million at June 30, 2021, compared to $37.0 million at December 31, 2020.  With approximately 23% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category. The decrease in unrealized gains from year-end are due to an increase in market rates over the first six months of the year coupled with prepayments and calls of higher-rate securities.

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

Wesbanco’s municipal portfolio represented 23.2% of the overall securities portfolio as of June 30, 2021 compared to 26.3% as of December 31, 2020, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	June 30, 2021		December 31, 2020
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$97,007	10.4	$72,861	9.8
Investment Grade - High	672,096	72.4	511,013	68.4
Investment Grade - Upper Medium	151,991	16.4	152,704	20.4
Investment Grade - Lower Medium	3,025	0.3	3,072	0.4
Non-Investment Grade - Speculative	—	—	—	—
Not rated by either agency	4,509	0.5	7,354	1.0
Total municipal bond portfolio	$928,628	100.0	$747,004	100.0

(1)	The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at June 30, 2021 consists of $270.8 million of taxable and $657.8 million of tax-exempt general obligation and revenue bonds.  The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	June 30, 2021		December 31, 2020
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$658,844	70.9	$518,274	69.4
Revenue	269,784	29.1	228,730	30.6
Total municipal bond portfolio	$928,628	100.0	$747,004	100.0
Municipal bond issuer:
State Issued	$40,883	4.4	$46,843	6.3
Local Issued	887,745	95.6	700,161	93.7
Total municipal bond portfolio	$928,628	100.0	$747,004	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States.  The following table presents the top five states of municipal bond concentration based on total fair value at June 30, 2021:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	June 30, 2021
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$187,640	20.2
California	113,661	12.2
Ohio	104,259	11.2
Texas	74,054	8.0
Kentucky	40,364	4.3
All other states	408,650	44.1
Total municipal bond portfolio	$928,628	100.0

(1)	Wesbanco’s municipal bond portfolio contains obligations in the State of West Virginia totaling $33.7 million or 3.6% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2021		December 31, 2020
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$588,218	5.7	$668,277	6.1
Improved property	5,117,028	49.2	5,037,115	46.0
Total commercial real estate	5,705,246	54.9	5,705,392	52.1
Commercial and industrial	1,575,612	15.2	1,681,182	15.4
Commercial and industrial - PPP	543,574	5.2	726,256	6.6
Residential real estate	1,625,632	15.6	1,720,961	15.7
Home equity	631,059	6.1	646,387	5.9
Consumer	276,069	2.7	309,055	2.8
Total portfolio loans	10,357,192	99.7	10,789,233	98.5
Loans held for sale	41,461	0.3	168,378	1.5
Total loans	$10,398,653	100.0	$10,957,611	100.0

(1)

Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans decreased $432.0 million or 4.0% from December 31, 2020, while they decreased $717.0 million or 6.5% over the last twelve months.  Most of the loan decrease was due to the forgiveness of $662.1 billion of PPP loans during the last twelve months, of which $543.6 million remain in the portfolio as of June 30, 2021.  Excluding PPP loans, total portfolio loans decreased over the last twelve months by 4.1% as commercial line usage decreased and a higher percentage of new residential loans originated were sold into the secondary market as opposed to holding them in the residential loan portfolio. Consumer loan demand also decreased as a result of the pandemic reducing consumer spending.  Slightly offsetting the total decrease was 1.9% of growth in commercial real estate improved property.  Commercial and industrial loans decreased 5.0%, due primarily to the lower line usage mentioned above and lower overall demand. Residential real estate loans decreased 14.2% over the last twelve months, due to a greater portion of new originations sold into the secondary market and a greater portion of existing loans refinanced with other banks, while home equity loans were also refinanced into first mortgages due to customer preferences for fixed rate loans.  Consumer loans dropped due to pricing adjustments for indirect lending and refinancing or repayment of existing loans.

Total loan commitments of $3.4 billion, including loans approved but not closed, increased $174.1 million or 5.4% from December 31, 2020 due primarily to increases in loans approved but not closed and contingent obligations.  The line utilization percentage for the commercial portfolio was 32.3% at June 30, 2021 compared to 33.9% as of December 31, 2020.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

Loans held for sale at both June 30, 2021 and December 31, 2020 are originated residential mortgages that are committed to be sold into the secondary market.  Loans held for sale decreased by $126.9 million or 75.4% from December 31, 2020 due to additional staffing in the secondary mortgage operations area and a specific effort to accelerate the speed at which the loans are delivered to the investor.

Wesbanco has participated in the PPP loan program as originally established by the CARES Act. As of June 30, 2021, the Company has funded nearly 11,300 loans totaling $1.2 billion to qualifying small businesses, non-profits and organizations throughout our six-state footprint. The loans carry an interest rate of 1%, are generally for a two-year or five-year maturity, and were originated with a percentage fee paid by the SBA directly to the Bank depending on the size of the loan originated. At June 30, 2021, remaining unaccreted fees, net of deferred origination costs, were $17.6 million.  This total is comprised of $15.3 million remaining on the 2021 originated PPP loans and $2.3 million remaining on the 2020 originated PPP loans. The loans are subject to forgiveness by the SBA under certain defined circumstances, and it is anticipated a high percentage of such loans will meet such requirements (as revised) over the next few quarters, with $651.6 million of 2020 originated PPP loans and $10.5 million of 2021 originated PPP loans having been forgiven as of June 30, 2021.

TABLE 11. COMMERCIAL EXPOSURE BY INDUSTRY

	June 30, 2021
	Land and Construction		Improved Property		Commercial and Industrial		PPP
(unaudited, dollars in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Loan Balance	Total Loan Balance	Total Exposure	% of Capital (1)
Agriculture and farming	$14,763	$2,446	$3,303	$432	$7,178	$6,073	$4,036	$29,280	$38,231	2.2
Energy	4,891	—	40,567	1,042	76,676	54,352	4,347	126,481	181,875	10.6
Construction	90,259	74,545	136,787	26,719	150,751	189,793	103,719	481,516	772,573	45.0
Manufacturing	1,079	1,090	96,477	11,910	142,476	110,566	59,643	299,675	423,241	24.7
Wholesale and distribution	—	200	46,190	5,393	117,807	59,166	15,901	179,898	244,657	14.3
Retail	6,242	2,832	274,288	14,753	91,231	81,698	27,632	399,393	498,676	29.0
Transportation and warehousing	2,073	508	63,572	1,982	40,075	14,960	19,793	125,513	142,963	8.3
Information and communications	1,478	115	10,148	121	7,287	8,344	2,630	21,543	30,123	1.8
Finance and insurance	651	7	12,574	2,747	66,629	128,633	4,612	84,466	215,853	12.6
Equipment leasing	—	—	22,870	524	44,406	31,205	4,315	71,591	103,320	6.0
Real estate - 1-4 family	16,398	4,960	263,874	10,288	45,346	3,391	—	325,618	344,257	20.1
Real estate - multi-family	217,267	188,857	500,108	9,063	11,931	1	—	729,306	927,227	54.0
Real estate - other retail	98	1,202	252,119	3,934	5,293	—	—	257,510	262,646	15.3
Real estate - shopping center	12,264	209	317,075	9,233	—	—	—	329,339	338,781	19.7
Real estate - office building	14,751	2,716	482,413	21,533	14,375	2,589	—	511,539	538,377	31.4
Real estate - commercial/manufacturing	1,424	2,531	352,743	11,198	9,709	504	—	363,876	378,109	22.0
Real estate - residential buildings	39,209	133,487	185,347	84,636	29,175	18,598	5,060	258,791	495,512	28.9
Real estate - other	48,749	14,099	440,978	16,812	45,326	29,845	5,565	540,618	601,374	35.0
Services	8,907	5,477	196,062	4,755	150,481	109,716	89,799	445,249	565,197	32.9
Schools and education services	23,752	210	33,083	981	93,948	11,340	14,098	164,881	177,412	10.3
Healthcare	33,495	24,449	393,484	36,258	132,480	60,327	73,103	632,562	753,596	43.9
Entertainment and recreation	1,308	103	47,675	1,116	12,879	3,922	9,754	71,616	76,757	4.5
Hotels	—	8,500	715,196	11,069	6,621	880	21,321	743,138	763,587	44.5
Other accommodations	6,185	3,831	31,728	2,710	4,021	363	698	42,632	49,536	2.9
Restaurants	4,936	2,774	96,481	2,463	57,400	21,688	53,366	212,183	239,108	13.9
Religious organizations	4,004	7,243	73,444	3,258	38,358	23,768	4,266	120,072	154,341	9.0
Government	33,655	3,157	17,258	222	141,563	19,447	3,227	195,703	218,529	12.7
Unclassified	380	25,560	11,184	58,087	32,190	76,499	16,689	60,443	220,589	12.8
Total commercial loans	$588,218	$511,108	$5,117,028	$353,239	$1,575,612	$1,067,668	$543,574	$7,824,432	$9,756,447	568.3

(1)	Represents Bank’s total risk-based capital.

TABLE 12. COMMERCIAL LOANS MODIFIED UNDER CARES ACT BY INDUSTRY

	June 30, 2021
	Land and Construction		Improved Property		Commercial and Industrial				Percent Modified
(unaudited, dollars in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Total Loan Balance	Total Exposure	Balance	Exposure
Hotels	$—	$—	$151,594	$216	$—	$—	$151,594	$151,810	20.4%	19.9%
Total modified commercial loans	$—	$—	$151,594	$216	$—	$—	$151,594	$151,810	1.9%	1.6%

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

Under the CARES Act, Wesbanco has modified approximately 3,550 loans totaling $2.2 billion in 2020, of which a total of $151.6 million of commercial loans, representing 1.5% of total portfolio loans are currently in their deferral period as of June 30, 2021.  An additional $98.5 million of commercial loans had various payment terms modified in exchange for enhancements beneficial to the Bank which were permanent improvements to the credit facility.  Changes include an increase in floor rates, increase in guarantors and duration of guarantees and a change in covenants.  None of the aforementioned loans were delinquent as of June 30, 2021.

All of the real estate sectors combined represent the largest industry exposure at $3.9 billion, of which multi-family, office buildings and residential are the largest categories within real estate. Multi-family makes up $927.2 million or 54.0% of total risk-based capital, office buildings are $538.4 million or 31.4% of total risk-based capital and residential buildings are $495.5 million or 28.9% of total risk-based capital.

The construction sectors combined represent the second largest industry exposure at $772.6 million or 45.0% of risk-based capital.

The hotel sector represents the third largest industry exposure at $763.6 million or 44.5% of risk-based capital. For loan modifications allowed under the CARES Act, there were $139.6 million or 8.1% of total risk-based capital of hotel loans in deferral as of June 30, 2021. The majority of these loans were deferred for up to twelve months based on specific criteria related to the borrower.

Healthcare represents the fourth largest industry exposure at $753.6 million or 43.9% of total risk-based capital.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 13. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2021	December 31, 2020
Non-accrual loans:
Commercial real estate - land and construction	$74	$469
Commercial real estate - improved property	8,338	9,494
Commercial and industrial	4,572	3,302
Residential real estate	17,567	17,925
Home equity	5,370	5,345
Consumer	291	345
Total non-accrual loans (1)	36,212	36,880
TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	418	655
Commercial and industrial	97	111
Residential real estate	4,876	2,779
Home equity	396	363
Consumer	12	19
Total TDRs accruing interest (1)	5,799	3,927
Total non-performing loans	$42,011	$40,807
Other real estate owned and repossessed assets	773	549
Total non-performing assets	$42,784	$41,356
Non-performing loans/total portfolio loans	0.41%	0.38%
Non-performing assets/total assets	0.25%	0.25%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.41%	0.38%
(1)	TDRs on non-accrual of $1.7 million as of June 30, 2021 and $1.8 million as of December 31, 2020, respectively, are included in total non-accrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, increased $1.2 million or 3.0%, from December 31, 2020, due to two new TDR residential real estate relationships of $2.1 million.  Accruing TDR balances have increased $1.9 million from December 31, 2020 to June 30, 2021.  (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due as of December 31, 2019, as well as other requirements. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. As of June 30, 2021, Wesbanco has offered deferred payments to commercial and retail customers impacted by the COVID-19 pandemic, depending on the type of loan and the industry-type for commercial loans.

Other real estate owned and repossessed assets increased $0.2 million from December 31, 2020 primarily due to the addition of one residential property. At June 30, 2021 and December 31, 2020, formal foreclosure proceedings were in process on residential real estate loans totaling $1.8 million at each period, respectively.  As a result of provisions of the CARES Act, certain residential real estate loans are temporarily suspended from entering foreclosure proceedings.  The balance of these loans totaled $2.6 million and $2.3 million at June 30, 2021 and December 31, 2020, respectively.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 14. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	June 30, 2021	December 31, 2020
Loans past due 90 days or more:
Commercial real estate - land and construction	$83	$288
Commercial real estate - improved property	2,453	2,713
Commercial and industrial	3,224	1,899
Residential real estate	1,886	2,863
Home equity	409	706
Consumer	263	377
Total loans past due 90 days or more	8,318	8,846
Loans past due 30 to 89 days:
Commercial real estate - land and construction	1,149	2,858
Commercial real estate - improved property	11,296	8,948
Commercial and industrial	2,575	6,540
Residential real estate	1,893	7,490
Home equity	2,072	2,754
Consumer	2,248	3,006
Total loans past due 30 to 89 days	21,233	31,596
Total loans 30 days or more past due	$29,551	$40,442
Loans past due 90 days or more and accruing to total portfolio loans	0.08%	0.08%
Loans past due 30-89 days and accruing to total portfolio loans	0.21%	0.29%

Loans past due 30 days or more and accruing interest, excluding non-accruals and TDRs, decreased $10.9 million or 26.9% from December 31, 2020.  These loans continue to accrue interest because they are both well-secured and in the process of collection.  Loans 90 days or more past due decreased $0.5 million and represented 0.08% of total loans at June 30, 2021 and December 31, 2020. While past due loans decreased overall, loans 90 days past due increased in the commercial and industrial category due to one $2.5 million loan.  The decrease in the 30 to 89 days past due status was primarily due to the renewals of certain OLBK-acquired commercial lines of credit that are being adjusted to Wesbanco’s underwriting standards. The 30 – 89 days past due category represented 0.21% of total loans at June 30, 2021 and 0.29% at December 31, 2020.  Loans currently modified as permitted by the regulatory authorities and the CARES Act are not included in Tables 13 or 14, as they are not considered non-performing or past due.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of June 30, 2021, the total allowance for credit losses – loans and commitments was $146.5 million of which $140.7 million relates to loans and $5.8 million relates to loan commitments. The allowance for credit losses – loans is 1.36% of total portfolio loans as of June 30, 2021, compared to 1.72% as of December 31, 2020. Excluding PPP loans of $543.6 million, the allowance for credit losses – loans is 1.43% of total portfolio loans as of June 30, 2021, as compared to 1.85% of total portfolio loans at December 31, 2020. As per regulatory guidance, there is no allowance on PPP loans due to their government guarantees by the SBA.

The allowance for credit losses - loans individually-evaluated decreased $0.3 million from December 31, 2020 to June 30, 2021.  The allowance for loans collectively-evaluated decreased from December 31, 2020 to June 30, 2021 by $44.8 million.

The allowance for credit losses - loan commitments was $5.8 million at June 30, 2021 as compared to $9.5 million as of December 31, 2020, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio.

The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of June 30, 2021, the forecast was based upon a blend of two nationally-recognized published economic forecasts through June 30, 2021, and is primarily driven by national unemployment and interest rate spread forecasts. At quarter-end, national unemployment was projected to peak at 5.2%, and subsequently decrease to an average of 4.2% over the remainder of the forecast period. Additionally, at June 30, 2021, a resurgence in leisure travel led to improvements in debt service coverage and revenue per available room (“RevPAR”) across the hotel portfolio.  As such, the hotel qualitative factor was reduced.  Furthermore, there was a reduction in the COVID qualitative factor due to improving economic conditions. The improvement in the macroeconomic factors and COVID qualitative factors caused the allowance to decrease from December 31, 2020 to June 30, 2021, by $48.8 million.

If forecasted projections of national unemployment remain consistent with the forecast utilized by Wesbanco as of June 30, 2021 throughout the rest of the year, this may result in additional, but less significant, future quarterly decreases in the allowance for credit losses, depending upon other model variables such as qualitative factors specifically for hotels and the COVID-19 pandemic.

Criticized and classified loans were 4.4% of total portfolio loans, decreasing from 4.6% at December 31, 2020. Criticized and classified loans decreased $38.6 million from December 31, 2020 to $456.4 million at June 30, 2021, primarily due to upgrades on certain hospitality loans during the first quarter of 2021.  See Footnote 4, “Loans and the Allowance for Credit Losses” for more information.

Table 15 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.  The overall allowance for loans decreased due to improvements in forecasted economic factors.

TABLE 15. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	June 30, 2021	Percent of Total	December 31, 2020	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$6,189	4.2	$10,841	5.6
Commercial real estate - improved property	85,391	58.3	110,652	56.6
Commercial and industrial	29,464	20.1	37,850	19.4
Residential real estate	13,617	9.3	17,851	9.1
Home equity	834	0.6	1,487	0.8
Consumer	4,179	2.9	6,507	3.3
Deposit account overdrafts	1,056	0.7	639	0.3
Total allowance for credit losses - loans	$140,730	96.1	$185,827	95.1
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$3,579	2.4	$6,508	3.3
Commercial real estate - improved property	94	0.1	712	0.4
Commercial and industrial	941	0.7	1,275	0.7
Residential real estate	1,066	0.7	955	0.5
Home equity	50	0.0	45	0.0
Consumer	36	0.0	19	0.0
Total allowance for credit losses - loan commitments	5,766	3.9	9,514	4.9
Total allowance for credit losses - loans and loan commitments	$146,496	100.0	$195,341	100.0

Although the allowance for credit losses is allocated as described in Table 15, the total allowance is available to absorb actual losses in any category of the loan portfolio.  However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category.  Management believes the allowance for credit losses is appropriate to absorb expected losses at June 30, 2021.

DEPOSITS

TABLE 16. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Deposits
Non-interest bearing demand	$4,409,221	$4,070,835	$338,386	8.3
Interest bearing demand	3,214,484	2,839,536	374,948	13.2
Money market	1,771,686	1,685,927	85,759	5.1
Savings deposits	2,438,328	2,214,565	223,763	10.1
Certificates of deposit	1,484,536	1,618,510	(133,974)	(8.3)
Total deposits	$13,318,255	$12,429,373	$888,882	7.2

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 212 financial centers, as of June 30, 2021. The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $888.9 million or 7.2% during the first six months of 2021.  Interest bearing demand deposits, savings deposits, non-interest bearing demand deposits, savings deposits, and money market deposits increased 13.2%, 10.1%, 8.3%, and 5.1%, respectively. The growth in transaction-based accounts is primarily attributable to individual and family stimulus payments, as well as deposits from small businesses obtaining loans from the PPP program, focused retail and business strategies to obtain more account relationships and customers’ overall preference for shorter-term maturities. Deposit balances were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through Wesbanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $617.6 million at June 30, 2021 compared to $513.9 million at December 31, 2020, as certain sweep repurchase agreements previously in short-term borrowings were moved to this product.

Certificates of deposit decreased $134.0 million due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco.  The decline was also impacted by customer run-off of higher cost certificates of deposit from the OLBK acquisition. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $45.5 million in outstanding balances at June 30, 2021, compared to $42.6 million in total outstanding balances at December 31, 2020.  Certificates of deposit greater than $250,000 were approximately $349.8 million at June 30, 2021 compared to $381.7 million at December 31, 2020. Certificates of deposit of $100,000 or more were approximately $762.4 million at June 30, 2021 compared to $843.2 million at December 31, 2020.  Certificates of deposit totaling approximately $925.7 million at June 30, 2021 with a cost of 0.45% are scheduled to mature within the next 12 months.  Wesbanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits.

BORROWINGS

TABLE 17. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Federal Home Loan Bank Borrowings	$313,960	$549,003	$(235,043)	(42.8)
Other short-term borrowings	135,267	241,950	(106,683)	(44.1)
Subordinated debt and junior subordinated debt	192,571	192,291	280	0.1
Total	$641,798	$983,244	$(341,446)	(34.7)

While borrowings have historically been a significant source of funding for Wesbanco, they are currently less significant as compared to prior periods. During the first six months of 2021, $235.0 million in available liquidity was used for FHLB borrowings maturities and other principal pay-downs with an average cost of 2.58%. There were no new FHLB advances during the period.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $135.3 million at June 30, 2021 compared to $242.0 million at December 31, 2020.  The decrease in these borrowings is primarily due to a $115.3 million decrease in callable repurchase agreements due to moving certain customer relationships to interest-bearing demand deposits, which was partially offset by an $8.6 million increase in overnight sweep checking accounts. There were no outstanding federal funds purchased at either June 30, 2021 or December 31, 2020.

Wesbanco renewed a revolving line of credit in August 2020, which is a senior obligation of the parent company, with another financial institution.  This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either June 30, 2021 or December 31, 2020.

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

During the first quarter of 2020, Wesbanco extended its contract with its existing core service provider for an additional seven years, which includes upgraded and enhanced technological services. The new contract also includes additional products and services, which were previously obtained from various other third-party service providers. It is currently anticipated that such core services will be converted in the third quarter of 2021, and that one-time charges from various contract terminations will be accounted for as of the date of the termination of any such associated contract. In addition to upgrading and enhancing technology, reflecting the current operating environment and increased utilization of digital services, Wesbanco announced, on August 27, 2020, a plan to accelerate its financial center optimization strategy.  The plan consolidated a total of 30 locations and converted two others to drive-up only locations across Indiana, Kentucky, Ohio, Pennsylvania, West Virginia and Maryland.  Three locations closed in 2020, 21 closed in January 2021 and six closed in July 2021.  Gross cost savings of approximately $6.0 to $6.5 million was phased-in during the first half of 2021, with approximately half of the gross cost savings reinvested in enhanced customer-facing technologies and digital services.  Staff at the locations that were consolidated were permitted to fill certain open positions at other nearby financial centers, somewhat reducing expected cost savings.  Wesbanco incurred $0.8 million in restructuring charges in the first half of 2021 associated with the closures.  The Company will continue to review other branch locations for potential closure in the future.

CAPITAL RESOURCES

Shareholders' equity increased $24.1 million or 0.9% from $2.8 billion at December 31, 2020.  The increase resulted primarily from net income during the current six-month period of $143.7 million, which was partially offset by an $18.8 million other comprehensive income loss, the repurchase of common shares and restricted stock activity totaling $56.7 million, and the declaration of common and preferred shareholder dividends totaling $44.3 million and $5.1 million, respectively, for the six months ended June 30, 2021.  Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.33 per share in February, representing a 3.1% increase over the prior quarterly rate and a cumulative 136% increase since 2010.

Wesbanco purchased 1,478,882 shares of its common stock on the open market at a total cost of $55.6 million, or $37.61 per share during the six-month period ended June 30, 2021 under its current share repurchase plans. At June 30, 2021, the remaining shares authorized to be purchased under the two plans totaled 1,899,216 shares.  Under a 10b5-1 plan, which allows the Company to repurchase shares during a trading blackout, an additional 556,724 shares were repurchased in July.

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

On May 19, 2021, Wesbanco granted 147,200 stock options to select officers at an exercise price of $38.78. These options are service-based and vest 50% at May 19, 2022 and 50% at December 31, 2022. On the same date, Wesbanco issued 122,656 shares of time-based restricted stock to select officers and 17,571 shares of performance-based restricted stock to select officers. The time-based restricted shares are service-based and cliff-vest 36 months from the date of grant. The performance-based restricted shares have a three-year performance period, beginning on January 1, 2022 based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national set of peer financial institutions.

In addition, on May 19, 2021, Wesbanco issued 3,870 shares to directors.  These time-based restricted shares are service-based and cliff-vest 36 months from the date of the grant.  On June 24, 2021, Wesbanco issued an additional 6,165 shares of time-based restricted stock to directors. These time-based restricted shares are service-based and cliff-vest 36 months from the date of grant.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios.  At June 30, 2021, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of June 30, 2021, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $259.9 million from the Bank.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. Regulatory capital levels without the capital benefit at June 30, 2021 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized” as the capital benefit approximated 25 to 40 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			June 30, 2021			December 31, 2020
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,654,297	10.40%	$636,447	$1,617,413	10.51%	$510,306
Common equity Tier 1	4.50%	6.50%	1,509,813	13.79%	492,550	1,472,929	13.40%	494,529
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,654,297	15.11%	656,733	1,617,413	14.72%	659,372
Total capital to risk-weighted assets	8.00%	10.00%	1,931,562	17.65%	875,645	1,931,414	17.58%	879,162
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,604,581	10.10%	$635,497	$1,536,609	10.00%	$614,792
Common equity Tier 1	4.50%	6.50%	1,604,581	14.71%	490,750	1,536,609	14.04%	492,549
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,604,581	14.71%	654,333	1,536,609	14.04%	656,732
Total capital to risk-weighted assets	8.00%	10.00%	1,716,845	15.74%	872,444	1,685,610	15.40%	875,643

(1)      Minimum requirements to remain adequately capitalized.

(2)	Well-capitalized under prompt corrective action regulations.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands.  The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 60.2% at June 30, 2021 and deposit balances funded 78.5% of assets.

The following table lists the sources of liquidity from assets at June 30, 2021 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$846,304
Securities with a maturity date within the next year and callable securities	236,001
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	720,861
Loans held for sale	41,461
Accruing loans scheduled to mature	1,379,672
Normal loan repayments	1,715,040
Total sources of liquidity expected within the next year	$4,939,339

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.3 billion at June 30, 2021. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $925.7 million at June 30, 2021, which includes jumbo regular certificates of deposit totaling $491.5 million with a weighted-average cost of 0.73%, and jumbo CDARS® deposits of $37.4 million with a weighted-average cost of 0.47%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $4.2 billion and $3.6 billion at June 30, 2021 and December 31, 2020, respectively.  The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation.  Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At June 30, 2021, the Bank had unpledged available-for-sale securities with an amortized cost of $1.2 billion, or 40.8% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings.  A significant portion of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015, to a total of $1.5 billion at June 30, 2021.  Wesbanco’s held-to-maturity portfolio currently contains $735.2 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio.  If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. At June 30, 2021, Wesbanco had a BIC line of credit totaling $162.1 million, none of which was outstanding.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at June 30, 2021, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $135.3 million at June 30, 2021 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased.  There has been a decrease of $42.2 million in the average deposit balances of overnight sweep checking accounts during the first three months of 2021, primarily from the movement of overnight sweep checking accounts to deposits.  The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $196.9 million in cash on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at June 30, 2021.  Wesbanco is in compliance with all applicable loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2021, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $259.9 million from the Bank.  Management believes these are appropriate levels of cash for the parent company given the current environment.  Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $3.2 billion and $3.0 billion at June 30, 2021 and December 31, 2020, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 12, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model.  Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period.  The table below indicates Wesbanco’s interest rate sensitivity at June 30, 2021 and December 31, 2020, assuming the above-noted interest rate increases, as compared to a base model.  In the current interest rate environment, particularly for short-term rates, the 100 – 300 basis points decreasing changes for June 30, 2021 and December 31, 2020 are not shown due to the unrealistic and/or negative yield nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2021	December 31, 2020	Guidelines
+300	13.0%	15.3%	(15.0%)
+200	8.8%	10.3%	(10.0%)
+100	4.8%	5.5%	(7.5%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios.  Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates.  The following table presents these results and Wesbanco’s policy limits as of June 30, 2021 and December 31, 2020. Changes in EVE sensitivity since year-end 2020 relate to the increase in market interest rates, particularly in the latter half of the first quarter of 2021, and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	June 30, 2021	December 31, 2020	Guidelines
+300	4.5%	13.4%	(30.0%)
+200	3.5%	10.6%	(20.0%)
+100	3.6%	7.1%	(10.0%)

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

CHANGES IN INTERNAL CONTROLS—There were no changes in Wesbanco’s internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, Wesbanco’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2021, Wesbanco had two active stock repurchase plans. The first active plan was approved by the Board of Directors on December 19, 2019 for 1.7 million shares and the second plan was approved on April 22, 2021 for an additional 1.7 million shares. Each provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time.

Other repurchases in the second quarter included those for the KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)
Balance at March 31, 2021				1,704,457

April 1, 2021 to April 30, 2021	127,098	$36.54	102,188	3,302,269
May 1, 2021 to May 31, 2021	541,371	$38.50	540,100	2,762,169
June 1, 2021 to June 30, 2021	865,523	$37.24	862,953	1,899,216
Total	1,533,992	$37.63	1,505,241	1,899,216

(1)

Shares purchased consist of open market purchases transacted for employee benefit and dividend reinvestment plans, purchases from employees for the payment of withholding taxes to facilitate a stock compensation transaction and open market purchases for general corporate purposes.

(2)	Reflects the impact of an additional 1.7 million shares approved on April 22, 2021.

ITEM 6. EXHIBITS

10.1

Wesbanco, Inc. Incentive Bonus, Option and Restricted Stock Plan, as amended (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 21, 2021).

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

WESBANCO, INC.

Date: August 5, 2021	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	/s/ Robert H. Young
Robert H. Young
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)