Form 10-Q
period 2021-09-30
WESBANCO INC
filed 2021-11-08
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 001-39442

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

As of November 1, 2021, there were 63,230,486 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(unaudited, in thousands, except shares)	2021	2020
ASSETS
Cash and due from banks, including interest bearing amounts of $919,611 and $721,086, respectively	$1,121,116	$905,447
Securities:
Equity securities, at fair value	13,451	13,047
Available-for-sale debt securities, at fair value	2,986,803	1,978,136
Held-to-maturity debt securities (fair values of $978,494 and $768,183, respectively)	953,920	731,212
Allowance for credit losses, held-to-maturity debt securities	(257)	(326)
Net held-to-maturity debt securities	953,663	730,886
Total securities	3,953,917	2,722,069
Loans held for sale	32,308	168,378
Portfolio loans, net of unearned income	9,913,165	10,789,233
Allowance for credit losses - loans	(136,605)	(185,827)
Net portfolio loans	9,776,560	10,603,406
Premises and equipment, net	232,134	249,421
Accrued interest receivable	61,895	66,790
Goodwill and other intangible assets, net	1,154,468	1,163,091
Bank-owned life insurance	349,735	306,038
Other assets	209,978	240,970
Total Assets	$16,892,111	$16,425,610
LIABILITIES
Deposits:
Non-interest bearing demand	$4,531,958	$4,070,835
Interest bearing demand	3,283,444	2,839,536
Money market	1,765,480	1,685,927
Savings deposits	2,488,180	2,214,565
Certificates of deposit	1,354,252	1,618,510
Total deposits	13,423,314	12,429,373
Federal Home Loan Bank borrowings	208,940	549,003
Other short-term borrowings	152,546	241,950
Subordinated debt and junior subordinated debt	167,711	192,291
Total borrowings	529,197	983,244
Accrued interest payable	2,495	4,314
Other liabilities	213,122	251,942
Total Liabilities	14,168,128	13,668,873
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at September 30, 2021 and December 31, 2020, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 63,838,549 and 67,254,706 shares outstanding at September 30, 2021 and December 31, 2020, respectively	141,834	141,834
Capital surplus	1,634,086	1,634,815
Retained earnings	946,746	831,688
Treasury stock (4,242,757 and 826,600 shares - at cost, respectively)	(146,102)	(25,949)
Accumulated other comprehensive income	4,463	31,359
Deferred benefits for directors	(1,528)	(1,494)
Total Shareholders' Equity	2,723,983	2,756,737
Total Liabilities and Shareholders' Equity	$16,892,111	$16,425,610

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$103,206	$116,524	$318,532	$351,095
Interest and dividends on securities:
Taxable	13,481	11,669	37,467	42,702
Tax-exempt	4,063	4,182	11,925	12,940
Total interest and dividends on securities	17,544	15,851	49,392	55,642
Other interest income	628	1,282	1,836	4,062
Total interest and dividend income	121,378	133,657	369,760	410,799
INTEREST EXPENSE
Interest bearing demand deposits	815	1,225	2,859	5,970
Money market deposits	350	707	1,488	3,937
Savings deposits	244	303	769	1,523
Certificates of deposit	1,726	3,197	6,122	10,765
Total interest expense on deposits	3,135	5,432	11,238	22,195
Federal Home Loan Bank borrowings	1,192	5,457	5,387	20,982
Other short-term borrowings	33	304	192	1,454
Subordinated debt and junior subordinated debt	1,743	1,871	5,336	6,400
Total interest expense	6,103	13,064	22,153	51,031
NET INTEREST INCOME	115,275	120,593	347,607	359,768
Provision for credit losses	(1,730)	16,288	(50,714)	107,949
Net interest income after provision for credit losses	117,005	104,305	398,321	251,819
NON-INTEREST INCOME
Trust fees	7,289	6,426	22,069	19,580
Service charges on deposits	6,050	5,332	15,820	16,272
Electronic banking fees	5,427	4,780	14,853	13,100
Net securities brokerage revenue	1,965	1,725	5,318	4,787
Bank-owned life insurance	2,656	2,088	6,072	5,609
Mortgage banking income	4,563	8,488	16,656	17,295
Net securities (losses) gains	(15)	787	740	3,577
Net gain (loss) on other real estate owned and other assets	785	(19)	4,974	84
Other income	4,035	5,005	15,574	15,177
Total non-interest income	32,755	34,612	102,076	95,481
NON-INTEREST EXPENSE
Salaries and wages	39,497	38,342	113,822	114,025
Employee benefits	10,658	10,604	30,191	31,115
Net occupancy	6,825	7,092	20,430	20,809
Equipment and software	7,609	6,229	21,654	17,991
Marketing	1,848	1,577	6,033	4,282
FDIC insurance	1,227	1,948	2,690	6,456
Amortization of intangible assets	2,854	3,346	8,622	10,085
Restructuring and merger-related expense	4,467	3,608	6,540	9,241
Other operating expenses	19,716	17,197	54,858	52,775
Total non-interest expense	94,701	89,943	264,840	266,779
Income before provision for income taxes	55,059	48,974	235,557	80,521
Provision for income taxes	10,651	7,669	47,445	11,332
Net income	44,408	41,305	188,112	69,189
Preferred stock dividends	2,531	—	7,594	—
Net income available to common shareholders	$41,877	$41,305	$180,518	$69,189
EARNINGS PER COMMON SHARE
Basic	$0.64	$0.61	$2.72	$1.03
Diluted	$0.64	$0.61	$2.71	$1.03
AVERAGE COMMON SHARES OUTSTANDING
Basic	64,931,764	67,214,759	66,354,750	67,268,449
Diluted	65,065,848	67,269,303	66,510,357	67,351,857
DIVIDENDS DECLARED PER COMMON SHARE	$0.33	$0.32	$0.99	$0.96

COMPREHENSIVE INCOME	$36,285	$39,090	$161,216	$106,289

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended September 30, 2021 and 2020
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
June 30, 2021	$144,484	65,970,149	$141,834	$1,632,460	$925,977	$(74,996)	$12,586	$(1,509)	$2,780,836
Net income	—	—	—	—	44,408	—	—	—	44,408
Other comprehensive loss	—	—	—	—	—	—	(8,123)	—	(8,123)
Comprehensive income	—	—	—	—	—	—	—	—	36,285
Common dividends declared ($0.33 per share)	—	—	—	—	(21,108)	—	—	—	(21,108)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Treasury shares acquired	—	(2,138,515)	—	—	—	(71,346)	—	—	(71,346)
Stock options exercised	—	750	—	(10)	—	26	—	—	16
Restricted stock granted	—	6,165	—	(214)	—	214	—	—	—
Stock compensation expense	—	—	—	1,836	—	—	—	—	1,836
Deferred benefits for directors- net	—	—	—	14	—	—	—	(19)	(5)
September 30, 2021	$144,484	63,838,549	$141,834	$1,634,086	$946,746	$(146,102)	$4,463	$(1,528)	$2,723,983

June 30, 2020	$—	67,211,192	$141,827	$1,633,079	$782,990	$(27,518)	$40,516	$(1,373)	$2,569,521
Net income	—	—	—	—	41,305	—	—	—	41,305
Other comprehensive loss	—	—	—	—	—	—	(2,215)	—	(2,215)
Comprehensive income	—	—	—	—	—	—	—	—	39,090
Common dividends declared ($0.32 per share)	—	—	—	—	(21,403)	—	—	—	(21,403)
Issuance of preferred stock, net of issuance costs	144,529	—	—	—	—	—	—	—	144,529
Treasury shares acquired	—	(3,209)	—	—	—	(70)	—	—	(70)
Stock options exercised	—	3,190	7	52	—	—	—	—	59
Restricted stock granted	—	4,839	—	(185)	—	185	—	—	—
Stock compensation expense	—	—	—	1,329	—	—	—	—	1,329
Deferred benefits for directors- net	—	—	—	(103)	—	—	—	14	(89)
September 30, 2020	$144,529	67,216,012	$141,834	$1,634,172	$802,892	$(27,403)	$38,301	$(1,359)	$2,732,966

	For the Nine Months Ended September 30, 2021 and 2020
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2020	$144,484	67,254,706	$141,834	$1,634,815	$831,688	$(25,949)	$31,359	$(1,494)	$2,756,737
Net income	—	—	—	—	188,112	—	—	—	188,112
Other comprehensive loss	—	—	—	—	—	—	(26,896)	—	(26,896)
Comprehensive income	—	—	—	—	—	—	—	—	161,216
Common dividends declared ($0.99 per share)	—	—	—	—	(65,069)	—	—	—	(65,069)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(7,594)	—	—	—	(7,594)
Stock issued for dividend reinvestment	—	11,720	—	—	(391)	391	—	—	—
Treasury shares acquired	—	(3,649,091)	—	191	—	(128,197)	—	—	(128,006)
Stock options exercised	—	92,393	—	(867)	—	3,167	—	—	2,300
Restricted stock granted	—	128,821	—	(4,486)	—	4,486	—	—	—
Stock compensation expense	—	—	—	4,415	—	—	—	—	4,415
Deferred benefits for directors- net	—	—	—	18	—	—	—	(34)	(16)
September 30, 2021	$144,484	63,838,549	$141,834	$1,634,086	$946,746	$(146,102)	$4,463	$(1,528)	$2,723,983

December 31, 2019	$—	67,824,428	$141,827	$1,636,966	$824,694	$(9,463)	$1,201	$(1,304)	$2,593,921
Net income	—	—	—	—	69,189	—	—	—	69,189
Other comprehensive income	—	—	—	—	—	—	37,100	—	37,100
Comprehensive income	—	—	—	—	—	—	—	—	106,289
Common dividends declared ($0.96 per share)	—	—	—	—	(64,400)	—	—	—	(64,400)
Adoption of ASU 2016-13	—	—	—	—	(26,591)	—	—	—	(26,591)
Issuance of preferred stock, net of issuance costs	144,529	—	—	—	—	—	—	—	144,529
Treasury shares acquired	—	(813,108)	—	118	—	(25,414)	—	—	(25,296)
Stock options exercised	—	22,929	7	(224)	—	721	—	—	504
Restricted stock granted	—	181,763	—	(6,753)	—	6,753	—	—	—
Stock compensation expense	—	—	—	4,055	—	—	—	—	4,055
Deferred benefits for directors- net	—	—	—	10	—	—	—	(55)	(45)
September 30, 2020	$144,529	67,216,012	141,834	1,634,172	802,892	(27,403)	38,301	(1,359)	$2,732,966

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2021	2020
NET CASH PROVIDED BY OPERATING ACTIVITIES	$276,138	$20,628
INVESTING ACTIVITIES
Net decrease (increase) in loans held for investment	919,999	(751,181)
Available-for-sale debt securities:
Proceeds from sales	—	226,099
Proceeds from maturities, prepayments and calls	636,120	586,711
Purchases of securities	(1,691,731)	(424,585)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	77,806	148,840
Purchases of securities	(302,710)	(46,319)
Equity securities:
Proceeds from sales	—	203
Purchases of bank owned life insurance	(40,000)	—
Proceeds from bank owned life insurance	2,375	832
Purchases of premises and equipment – net	(5,856)	(5,957)
Sale of portfolio loans	—	37,195
Net cash used in investing activities	(403,997)	(228,162)
FINANCING ACTIVITIES
Increase in deposits	997,027	1,205,904
Proceeds from Federal Home Loan Bank borrowings	—	475,000
Repayment of Federal Home Loan Bank borrowings	(340,153)	(1,096,157)
(Decrease) increase in other short-term borrowings	(89,404)	107,047
Principal repayments of finance lease obligations	(331)	(314)
Decrease in federal funds purchased	—	(7,500)
Repayment of subordinated and junior subordinated debt	(25,000)	(6,702)
Dividends paid to common shareholders	(65,311)	(63,850)
Dividends paid to preferred shareholders	(7,594)	—
Issuance of preferred stock, net of issuance costs	—	144,529
Issuance of common stock	—	59
Treasury shares purchased - net	(125,706)	(25,012)
Net cash provided by financing activities	343,528	733,004
Net increase in cash, cash equivalents and restricted cash	215,669	525,470
Cash, cash equivalents and restricted cash at beginning of the period	905,447	234,796
Cash, cash equivalents and restricted cash at end of the period	$1,121,116	$760,266
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$26,547	$62,149
Income taxes paid	34,595	30,375
Transfers of loans to other real estate owned	526	263
Transfers of portfolio loans to loans held for sale	—	37,195

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

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”.  This ASU provided temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from LIBOR or other reference rate expected to be discontinued on financial reporting.  The ASU also provides optional expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022, and can be adopted at any time during this period.  In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”.  This ASU refines the scope of Topic 848 and addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued, but that use an interest rate for margining, discounting or contract price alignment that is expected to be modified as a result of reference rate reform.  ASU 2021-01 is effective upon issuance through December 31, 2022, and can be adopted at any time during this period. Wesbanco has not yet adopted either ASU, but has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR, and continues to assess the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis, with no material impacts expected at this time.

ASU 2019-12 Income Taxes (Topic 740)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: (1) franchise taxes that are partially based on income; (2) transactions with a government that result in a step-up in the tax basis of goodwill; (3) separate financial statements of legal entities that are not subject to tax; and (4) enacted changes in tax laws in interim periods. For Wesbanco, this update was effective beginning January 1, 2021. The adoption of this pronouncement did not have a material impact on the financial statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2021	2020	2021	2020
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$41,877	$41,305	$180,518	$69,189
Denominator:
Total average basic common shares outstanding	64,931,764	67,214,759	66,354,750	67,268,449
Effect of dilutive stock options and other stock compensation	134,084	54,544	155,607	83,408
Total diluted average common shares outstanding	65,065,848	67,269,303	66,510,357	67,351,857
Earnings per common share - basic	$0.64	$0.61	$2.72	$1.03
Earnings per common share - diluted	$0.64	$0.61	$2.71	$1.03

As of September 30, 2021 and 2020, respectively, 534,961 and 729,985 options to purchase shares were not included in the computation of net income per diluted share for the three months ended September 30, 2021 and 2020 because the exercise price was greater than the average market price of a common share, therefore, the effect would be antidilutive. As of September 30, 2021 and 2020, respectively, 534,961 and 536,761 options to purchase shares were not included in the computation of net income per diluted share for the nine months ended September 30, 2021 and 2020 on the same basis.

As of September 30, 2021, no shares related to the 2021, 2020 and 2019 total shareholder return plans were included in the calculation because the effect would be antidilutive. On the same basis, as of September 30, 2020, no shares related to the 2020, 2019 and 2018 total shareholder return plans were included in the calculation.

In addition, performance-based restricted stock totaling 61,267 and 27,371 shares were estimated to be awarded as of September 30, 2021 and September 30, 2020, respectively, and are included in the diluted calculation for both the three and nine months ended.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	September 30, 2021				December 31, 2020
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$10,000	$—	$—	$10,000	$39,975	$7	$—	$39,982
U.S. Government sponsored entities and agencies	230,241	5,146	(1,952)	233,435	204,109	7,715	(142)	211,682
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,285,014	24,071	(14,629)	2,294,456	1,230,106	35,979	(1,348)	1,264,737
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	316,004	6,223	(678)	321,549	308,903	11,464	(269)	320,098
Obligations of states and political subdivisions	104,179	5,693	(51)	109,821	108,602	7,160	—	115,762
Corporate debt securities	16,937	606	(1)	17,542	24,963	912	—	25,875
Total available-for-sale debt securities	$2,962,375	$41,739	$(17,311)	$2,986,803	$1,916,658	$63,237	$(1,759)	$1,978,136
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$6,639	$168	$—	$6,807	$7,779	$265	$—	$8,044
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	63,682	2,156	(3)	65,835	89,151	3,251	—	92,402
Obligations of states and political subdivisions	850,498	24,087	(4,181)	870,404	601,128	30,173	(59)	631,242
Corporate debt securities	33,101	2,347	—	35,448	33,154	3,341	—	36,495
Total held-to-maturity debt securities (1)	$953,920	$28,758	$(4,184)	$978,494	$731,212	$37,030	$(59)	$768,183
Total debt securities	$3,916,295	$70,497	$(21,495)	$3,965,297	$2,647,870	$100,267	$(1,818)	$2,746,319
(1)	Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.3 million at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.  Equity securities, of which $10.5 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $13.5 million and $13.0 million at September 30, 2021 and December 31, 2020, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at September 30, 2021.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties.  Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$19,676	$19,738
1-5 years	160,437	167,561
5-10 years	388,742	394,795
Over 10 years	2,393,520	2,404,709
Total available-for-sale debt securities	$2,962,375	$2,986,803
Held-to-maturity debt securities
Less than one year	$16,539	$16,735
1-5 years	128,436	134,632
5-10 years	232,619	242,600
Over 10 years	576,326	584,527
Total held-to-maturity debt securities	$953,920	$978,494
Total debt securities	$3,916,295	$3,965,297

Securities with an aggregate fair value of $2.0 billion and $1.8 billion at September 30, 2021 and December 31, 2020, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $0 and $226.1 million for the nine months ended September 30, 2021 and 2020, respectively.  Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2021 and December 31, 2020 were $18.5 million and $46.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and nine months ended September 30, 2021 and 2020, respectively.  All gains and losses presented in the table below are included in the net securities gains line item of the income statement.  For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2021	2020	2021	2020
Debt securities:
Gross realized gains	$22	$100	$222	$3,715
Gross realized losses	(2)	(2)	(41)	(1,068)
Net gains on debt securities	$20	$98	$181	$2,647
Equity securities:
Net unrealized (losses) gains recognized on securities still held	$(35)	$687	$559	$936
Net realized gains (losses) recognized on securities sold	—	2	—	(6)
Net (losses) gains on equity securities	$(35)	$689	$559	$930
Net securities (losses) gains	$(15)	$787	$740	$3,577

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted.  Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $7.1 million and $5.3 million as of September 30, 2021 and December 31, 2020, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the nine months ended September 30, 2021 and 2020:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2021 and 2020
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Balance at December 31, 2020	$—	$—	$130	$196	$326
Current period provision	—	—	35	(104)	(69)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at September 30, 2021	$—	$—	$165	$92	$257
.
Balance at December 31, 2019	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	—	96	133	229
Current period provision	—	—	172	60	232
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at September 30, 2020	$—	$—	$268	$193	$461

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$92,328	$(1,421)	7	$17,919	$(531)	2	$110,247	$(1,952)	9
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,202,988	(13,192)	106	91,420	(1,437)	17	1,294,408	(14,629)	123
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	99,606	(337)	20	39,204	(341)	4	138,810	(678)	24
Obligations of state and political subdivisions	7,458	(51)	5	—	—	—	7,458	(51)	5
Corporate debt and other securities	4,499	(1)	1	—	—	—	4,499	(1)	1
Total	$1,406,879	$(15,002)	139	$148,543	$(2,309)	23	$1,555,422	$(17,311)	162

	December 31, 2020
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$18,308	$(142)	2	$—	$—	—	$18,308	$(142)	2
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	224,448	(1,227)	41	4,136	(121)	3	228,584	(1,348)	44
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	97,266	(269)	10	—	—	—	97,266	(269)	10
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	$340,022	$(1,638)	53	$4,136	$(121)	3	$344,158	$(1,759)	56

Unrealized losses on debt securities in the table above represents temporary fluctuations resulting from changes in market rates in relation to fixed yields.  Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity.  Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized.  Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost.  Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $17.0 million and $34.0 million at September 30, 2021 and December 31, 2020, respectively, and are included in other assets in the Consolidated Balance Sheets.  Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan fee income was $1.7 million and $6.2 million at September 30, 2021 and December 31, 2020, respectively.  At September 30, 2021 and December 31, 2020, respectively, the balance also included $10.4 million and $13.8 million of net deferred fee income from SBA Payroll Protection Program (“PPP”) loans. The un-accreted discount on purchased loans from acquisitions was $28.9 million at September 30, 2021 and $39.4 million at December 31, 2020.

	September 30,	December 31,
(unaudited, in thousands)	2021	2020
Commercial real estate:
Land and construction	$824,199	$668,277
Improved property	4,833,687	5,037,115
Total commercial real estate	5,657,886	5,705,392
Commercial and industrial	1,435,154	1,681,182
Commercial and industrial - PPP	272,060	726,256
Residential real estate	1,655,229	1,720,961
Home equity	607,735	646,387
Consumer	285,101	309,055
Total portfolio loans	9,913,165	10,789,233
Loans held for sale	32,308	168,378
Total loans	$9,945,473	$10,957,611

The allowance for credit losses under the current expected credit losses methodology (“CECL”) is calculated utilizing the probability of default (“PD”) / loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of September 30, 2021, the one-year forecast was based upon a blended rate from two nationally-recognized published economic forecasts through September 30, 2021, and is primarily driven by the national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at quarter end, was projected to peak at 4.7% in the fourth quarter, and subsequently decrease to an average of 4.0% over the remainder of the forecast period. The calculation utilized a one-year reversion period back to the Company’s historical loss rate by loan classification.  Included in the qualitative factors were COVID-19 pandemic factors related to the transient credit risk not included within the quantitative model calculation, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration.  As of September 30, 2021, accrued interest receivable for loans was $48.1 million. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.1 million reserve on the accrued interest related to loan modifications allowed under the CARES Act due to the timing and nature of these modifications. As of September 30, 2021, accrued interest receivable related to COVID-19 loan modifications as permitted under the CARES Act was $23.1 million.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2021 and 2020
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2020
Allowance for credit losses - loans	$10,841	$110,652	$37,850	$17,851	$1,487	$6,507	$639	$185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total beginning allowance for credit losses - loans and loan commitments	17,349	111,364	39,125	18,806	1,532	6,526	639	195,341
Provision for credit losses:
Provision for loan losses	(3,665)	(29,171)	(10,669)	(3,481)	(877)	(2,268)	1,709	(48,422)
Provision for loan commitments	(2,829)	(394)	451	254	7	287	—	(2,224)
Total provision for credit losses - loans and loan commitments	(6,494)	(29,565)	(10,218)	(3,227)	(870)	(1,981)	1,709	(50,646)
Charge-offs	(22)	(933)	(1,717)	(842)	(382)	(2,210)	(932)	(7,038)
Recoveries	110	1,053	1,737	885	471	1,718	264	6,238
Net (charge-offs) recoveries	88	120	20	43	89	(492)	(668)	(800)
Balance at September 30, 2021
Allowance for credit losses - loans	7,264	81,601	27,201	14,413	699	3,747	1,680	136,605
Allowance for credit losses - loan commitments	3,679	318	1,726	1,209	52	306	—	7,290
Total ending allowance for credit losses - loans and loan commitments	$10,943	$81,919	$28,927	$15,622	$751	$4,053	$1,680	$143,895

Balance at December 31, 2019
Allowance for credit losses - loans	$4,949	$20,293	$14,116	$4,311	$4,422	$2,951	$1,387	$52,429
Allowance for credit losses - loan commitments	235	22	311	15	250	41	—	874
Total beginning allowance for credit losses - loans and loan commitments	5,184	20,315	14,427	4,326	4,672	2,992	1,387	53,303
Impact of adopting ASC 326	1,524	13,078	22,357	5,630	(3,936)	2,576	213	41,442
Provision for credit losses:
Provision for loan losses	9,150	73,774	9,923	2,779	1,793	3,160	139	100,718
Provision for loan commitments	5,888	—	858	199	52	3	—	7,000
Total provision for credit losses - loans and loan commitments	15,038	73,774	10,781	2,978	1,845	3,163	139	107,718
Charge-offs	(51)	(1,903)	(3,329)	(809)	(857)	(2,860)	(760)	(10,569)
Recoveries	85	702	852	487	419	1,136	363	4,044
Net (charge-offs) recoveries	34	(1,201)	(2,477)	(322)	(438)	(1,724)	(397)	(6,525)
Balance at September 30, 2020
Allowance for credit losses - loans	13,055	105,966	43,648	12,018	2,076	7,004	1,342	185,109
Allowance for credit losses - loan commitments	8,725	—	1,440	594	67	3	—	10,829
Total ending allowance for credit losses - loans and loan commitments	$21,780	$105,966	$45,088	$12,612	$2,143	$7,007	$1,342	$195,938

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- drafts	Total
September 30, 2021
Allowance for credit losses:
Loans individually-evaluated	$417	$16,456	$409	$—	$—	$—	$—	$17,282
Loans collectively-evaluated	6,847	65,145	26,792	14,413	699	3,747	1,680	119,323
Loan commitments	3,679	318	1,726	1,209	52	306	—	7,290
Total allowance for credit losses - loans and commitments	$10,943	$81,919	$28,927	$15,622	$751	$4,053	$1,680	$143,895

Portfolio loans:
Individually-evaluated for credit losses	$1,291	$76,276	$641	$—	$—	$—	$—	$78,208
Collectively-evaluated for credit losses	822,908	4,757,411	1,706,573	1,655,229	607,735	285,101	—	9,834,957
Total portfolio loans	$824,199	$4,833,687	$1,707,214	$1,655,229	$607,735	$285,101	$—	$9,913,165

December 31, 2020
Allowance for credit losses:
Loans individually-evaluated	$602	$4,196	$1,484	$—	$—	$—	$—	$6,282
Loans collectively-evaluated	10,239	106,456	36,366	17,851	1,487	6,507	639	179,545
Loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total allowance for credit losses - loans and commitments	$17,349	$111,364	$39,125	$18,806	$1,532	$6,526	$639	$195,341

Portfolio loans:
Individually-evaluated for credit losses	$1,455	$40,372	$2,863	$—	$—	$—	$—	$44,690
Collectively-evaluated for credit losses	666,822	4,996,743	2,404,575	1,720,961	646,387	309,055	—	10,744,543
Total portfolio loans	$668,277	$5,037,115	$2,407,438	$1,720,961	$646,387	$309,055	$—	$10,789,233

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2021
Pass	$795,033	$4,502,015	$1,650,749	$6,947,797
Criticized - compromised	26,436	240,958	22,887	290,281
Classified - substandard	2,730	90,714	33,578	127,022
Classified - doubtful	—	—	—	—
Total	$824,199	$4,833,687	$1,707,214	$7,365,100

As of December 31, 2020
Pass	$657,435	$4,609,726	$2,350,724	$7,617,885
Criticized - compromised	7,397	320,301	34,597	362,295
Classified - substandard	3,445	107,088	22,117	132,650
Classified - doubtful	—	—	—	—
Total	$668,277	$5,037,115	$2,407,438	$8,112,830

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans.  Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates.  The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $29.4 million at September 30, 2021 and $27.7 million at December 31, 2020, of which $6.2 million and $4.1 million were accruing, for each period, respectively.  These loans are not included in the tables above.  In addition, $20.4 million and $28.7 million of unfunded commercial loan commitments, are also not included in the tables above at September 30, 2021 and December 31, 2020, respectively.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of September 30, 2021
Commercial real estate:
Land and construction	$821,068	$671	$1,060	$1,400	$3,131	$824,199	$1,256
Improved property	4,813,893	8,721	2,146	8,927	19,794	4,833,687	2,308
Total commercial real estate	5,634,961	9,392	3,206	10,327	22,925	5,657,886	3,564
Commercial and industrial	1,689,657	5,200	4,355	8,002	17,557	1,707,214	4,781
Residential real estate	1,636,941	2,218	3,496	12,574	18,288	1,655,229	1,746
Home equity	600,760	3,006	240	3,729	6,975	607,735	851
Consumer	281,435	2,528	640	498	3,666	285,101	310
Total portfolio loans	9,843,754	22,344	11,937	35,130	69,411	9,913,165	11,252
Loans held for sale	32,308	—	—	—	—	32,308	—
Total loans	$9,876,062	$22,344	$11,937	$35,130	$69,411	$9,945,473	$11,252

Nonperforming loans included above are as follows:
Non-accrual loans	$11,245	$408	$1,067	$23,539	$25,014	$36,259
TDRs accruing interest	3,244	3	121	339	463	3,707
Total nonperforming loans	$14,489	$411	$1,188	$23,878	$25,477	$39,966

As of December 31, 2020
Commercial real estate:
Land and construction	$664,990	$582	$2,276	$429	$3,287	$668,277	$288
Improved property	5,016,812	4,876	4,118	11,309	20,303	5,037,115	2,713
Total commercial real estate	5,681,802	5,458	6,394	11,738	23,590	5,705,392	3,001
Commercial and industrial	2,395,844	4,372	2,197	5,025	11,594	2,407,438	1,899
Residential real estate	1,698,636	2,614	5,654	14,057	22,325	1,720,961	2,863
Home equity	639,319	2,414	775	3,879	7,068	646,387	706
Consumer	305,483	1,998	1,031	543	3,572	309,055	377
Total portfolio loans	10,721,084	16,856	16,051	35,242	68,149	10,789,233	8,846
Loans held for sale	168,378	—	—	—	—	168,378	—
Total loans	$10,889,462	$16,856	$16,051	$35,242	$68,149	$10,957,611	$8,846

Nonperforming loans included above are as follows:
Non-accrual loans	$9,560	$630	$466	$26,224	$27,320	$36,880
TDRs accruing interest	3,540	63	152	172	387	3,927
Total nonperforming loans	$13,100	$693	$618	$26,396	$27,707	$40,807

(1)	Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	September 30, 2021			December 31, 2020
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,175	$145	$—	$469	$469	$—
Improved property	7,555	5,870	—	9,597	8,055	—
Commercial and industrial	6,228	5,373	—	4,401	3,413	—
Residential real estate	25,964	20,655	—	23,055	20,704	—
Home equity	6,914	5,321	—	6,635	5,708	—
Consumer	843	518	—	602	364	—
Total nonperforming loans without a specific allowance	48,679	37,882	—	44,759	38,713	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	2,285	2,084	257	2,094	2,094	136
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	2,285	2,084	257	2,094	2,094	136
Total nonperforming loans	$50,964	$39,966	$257	$46,853	$40,807	$136

(1)

The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$110	$—	$801	$—	$202	$—	$597	$—
Improved property	6,271	6	8,454	16	6,987	23	6,977	51
Commercial and industrial	5,021	(2)	2,864	(1)	3,783	1	5,717	5
Residential real estate	21,549	(15)	20,307	38	21,198	125	19,388	136
Home equity	5,544	—	5,849	4	5,591	9	5,830	16
Consumer	411	1	372	1	384	2	381	2
Total nonperforming loans without a specific allowance	38,906	(10)	38,647	58	38,145	160	38,890	210
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved property	2,084	—	2,363	—	2,087	—	2,816	—
Commercial and industrial	—	—	—	—	—	—	48	—
Residential real estate	—	—	—	—	—	—	1,098	—
Home equity	—	—	—	—	—	—	176	—
Consumer	—	—	—	—	—	—	13	—
Total nonperforming loans with a specific allowance	2,084	—	2,363	—	2,087	—	4,151	—
Total nonperforming loans	$40,990	$(10)	$41,010	$58	$40,232	$160	$43,041	$210

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	September 30,	December 31,
(unaudited, in thousands)	2021	2020
Commercial real estate:
Land and construction	$145	$469
Improved property	7,572	9,494
Total commercial real estate	7,717	9,963
Commercial and industrial	5,350	3,302
Residential real estate	17,643	17,925
Home equity	5,061	5,345
Consumer	488	345
Total	$36,259	$36,880

(1)

At September 30, 2021, there were two borrowers with a loan balance greater than $1.0 million totaling $3.7 million, as compared to one borrower with a loan balance greater than $1.0 million totaling $2.1 million at December 31, 2020.    Total non-accrual loans include loans that are also TDRs.  Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	September 30, 2021			December 31, 2020
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	382	138	520	655	165	820
Total commercial real estate	382	138	520	655	165	820
Commercial and industrial	23	—	23	111	—	111
Residential real estate	3,012	1,213	4,225	2,779	1,354	4,133
Home equity	260	264	524	363	300	663
Consumer	30	—	30	19	9	28
Total	$3,707	$1,615	$5,322	$3,927	$1,828	$5,755

As of September 30, 2021 and December 31, 2020, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months.  Wesbanco had no unfunded commitments to debtors whose loans were classified as nonperforming as of September 30, 2021  and $0.9 million as of   December 31, 2020.

The following tables present details related to loans identified as TDRs during the three and nine months ended September 30, 2021 and 2020, respectively:

New TDRs (1)
For the Three Months Ended
	September 30, 2021			September 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	1	102	101	—	—	—
Home equity	—	—	—	3	31	30
Consumer	—	—	—	—	—	—
Total	1	$102	$101	3	$31	$30

New TDRs (1)
For the Nine Months Ended
	September 30, 2021			September 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	1	103	101	2	332	327
Home equity	1	57	55	4	82	77
Consumer	—	—	—	1	8	7
Total	2	$160	$156	7	$422	$411

(1) Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the nine months ended September 30, 2021 and 2020, respectively, that were restructured within the last twelve months prior to September 30, 2021 and 2020, respectively:

Defaulted TDRs (1)
For the Nine Months Ended
	September 30, 2021		September 30, 2020
	Number of	Recorded	Number of	Recorded
(unaudited, dollars in thousands)	Defaults	Investment	Defaults	Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	1	234	1	155
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	1	$234	1	$155

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2021 and 2020, respectively.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection.  The loans in the table above were not accruing interest.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Under the CARES Act, Wesbanco has modified approximately 3,553 loans totaling $2.2 billion, of which $132.8 million remain in their deferral period as of September 30, 2021.  Wesbanco originally offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic depending on the type of loan and the industry for commercial loans. In the fourth quarter of 2020, Wesbanco offered up to an additional twelve months of deferred payments to certain commercial loan customers, predominantly in the hospitality industry, based on specific criteria related to the borrower, the underlying property and the potential for guarantors / co-borrowers.  On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“Economic Aid Act”) was signed into law and among other things, extended the relief granted by the CARES Act for TDRs, initially slated to end on December 31, 2020, by one year to December 31, 2021.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of September 30, 2021
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$115,953	$217,186	$220,804	$107,065	$32,401	$32,743	$32,400	$36,481	$795,033
Criticized - compromised	217	3,051	1,688	19,835	-	255	764	626	26,436
Classified - substandard	—	73	—	—	—	1,401	—	1,256	2,730
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$116,170	$220,310	$222,492	$126,900	$32,401	$34,399	$33,164	$38,363	$824,199

Commercial real estate: improved property
Risk rating:
Pass	$506,709	$702,779	$623,518	$496,064	$420,887	$1,665,439	$63,406	$23,213	$4,502,015
Criticized - compromised	2,778	12,367	60,298	11,557	29,539	109,759	824	13,836	240,958
Classified - substandard	4,928	3,155	4,690	1,947	16,774	59,171	—	49	90,714
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$514,415	$718,301	$688,506	$509,568	$467,200	$1,834,369	$64,230	$37,098	$4,833,687

Commercial and industrial
Risk rating:
Pass	$416,053	$190,262	$112,982	$144,588	$95,428	$244,890	$417,565	$28,981	$1,650,749
Criticized - compromised	239	350	1,271	3,086	2,437	$1,163	6,964	7,377	22,887
Classified - substandard	108	239	18,603	1,198	2,205	$2,433	3,520	5,272	33,578
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$416,400	$190,851	$132,856	$148,872	$100,070	$248,486	$428,049	$41,630	$1,707,214

Residential real estate
Loan delinquency:
Current	$381,939	$341,539	$146,234	$77,809	$67,661	$591,263	$—	$30,496	$1,636,941
30-59 days past due	66	—	—	—	—	2,152	—	—	2,218
60-89 days past due	111	359	—	122	443	2,461	—	—	3,496
90 days or more past due	775	823	976	44	761	9,139	—	56	12,574
Total	$382,891	$342,721	$147,210	$77,975	$68,865	$605,015	$—	$30,552	$1,655,229

Home equity
Loan delinquency:
Current	$10,630	$333	$382	$254	$352	$19,503	$568,822	$484	$600,760
30-59 days past due	13	—	8	21	16	419	2,516	13	3,006
60-89 days past due	—	—	—	14	—	203	-	23	240
90 days or more past due	184	68	102	98	254	2,588	-	435	3,729
Total	$10,827	$401	$492	$387	$622	$22,713	$571,338	$955	$607,735

Consumer
Loan delinquency:
Current	$48,921	$50,231	$58,442	$22,730	$13,163	$37,234	$50,686	$28	$281,435
30-59 days past due	396	791	424	225	96	375	221	—	2,528
60-89 days past due	120	134	138	38	11	199	-	—	640
90 days or more past due	59	42	96	27	15	255	4	—	498
Total	$49,496	$51,198	$59,100	$23,020	$13,285	$38,063	$50,911	$28	$285,101

	Loans As of December 31, 2020
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$133,720	$314,614	$109,232	$27,483	$16,404	$29,685	$26,297	$—	$657,435
Criticized - compromised	459	—	1,532	233	79	3,778	1,316	—	7,397
Classified - substandard	—	—	403	58	291	2,693	—	—	3,445
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$134,179	$314,614	$111,167	$27,774	$16,774	$36,156	$27,613	$—	$668,277

Commercial real estate: improved property
Risk rating:
Pass	$809,516	$670,554	$646,629	$474,622	$572,733	$1,346,552	$89,120	$—	$4,609,726
Criticized - compromised	2,693	67,261	16,793	59,251	42,284	130,247	1,772	—	320,301
Classified - substandard	102	16,366	4,946	11,647	18,460	55,567	—	—	107,088
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$812,311	$754,181	$668,368	$545,520	$633,477	$1,532,366	$90,892	$—	$5,037,115

Commercial and industrial
Risk rating:
Pass	$977,085	$240,262	$193,712	$160,924	$85,379	$265,890	$427,336	$136	$2,350,724
Criticized - compromised	453	2,726	4,206	2,795	324	11,640	12,453	—	34,597
Classified - substandard	—	3,817	1,947	3,771	1,603	5,073	5,906	—	22,117
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$977,538	$246,805	$199,865	$167,490	$87,306	$282,603	$445,695	$136	$2,407,438

Residential real estate
Loan delinquency:
Current	$385,541	$242,770	$149,603	$108,090	$170,967	$641,665	$—	$—	$1,698,636
30-59 days past due	—	—	320	533	—	1,761	—	—	2,614
60-89 days past due	—	—	823	—	185	4,646	—	—	5,654
90 days or more past due	—	483	166	761	819	11,828	—	—	14,057
Total	$385,541	$243,253	$150,912	$109,384	$171,971	$659,900	$—	$—	$1,720,961

Home equity
Loan delinquency:
Current	$18,191	$3,611	$3,334	$975	$1,110	$16,477	$583,486	$12,135	$639,319
30-59 days past due	124	—	34	—	—	882	1,247	127	2,414
60-89 days past due	—	—	—	—	—	14	749	12	775
90 days or more past due	—	—	8	156	88	1,786	1,075	766	3,879
Total	$18,315	$3,611	$3,376	$1,131	$1,198	$19,159	$586,557	$13,040	$646,387

Consumer
Loan delinquency:
Current	$72,847	$89,637	$39,584	$22,118	$13,144	$45,735	$22,253	$165	$305,483
30-59 days past due	481	408	210	311	194	379	15	—	1,998
60-89 days past due	273	147	84	100	163	253	11	—	1,031
90 days or more past due	113	72	73	31	12	242	—	—	543
Total	$73,714	$90,264	$39,951	$22,560	$13,513	$46,609	$22,279	$165	$309,055

The following table summarizes other real estate owned and repossessed assets included in other assets:

	September 30,	December 31,
(unaudited, in thousands)	2021	2020
Other real estate owned	$293	$504
Repossessed assets	—	45
Total other real estate owned and repossessed assets	$293	$549

Residential real estate included in other real estate owned was $0.2 and $0.1 million at September 30, 2021 and December 31, 2020, respectively.  At September 30, 2021 and December 31, 2020, formal foreclosure proceedings were in process on residential real estate loans totaling $1.9 million and $1.8 million, respectively.  As a result of provisions of the CARES Act, certain residential real estate loans are temporarily suspended from entering foreclosure proceedings.  The balance of these loans totaled $3.6 million and $2.3 million at September 30, 2021 and December 31, 2020, respectively.

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

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings.  As of September 30, 2021 and December 31, 2020, Wesbanco had 130 and 112 customer interest rate swaps with an aggregate notional amount of $696.0 million and $649.9 million, respectively, related to this program.  Wesbanco recognized income for the related swap fees of $0.4 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively and $3.3 million and $7.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives.  The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication.  As of September 30, 2021 and December 31, 2020, Wesbanco had 14 and 12, risk participation-in agreements with an aggregate notional amount of $132.4 million and $101.1 million, respectively.  As of September 30, 2021 and December 31, 2020, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $9.9 million and $10.0 million, respectively.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis.  The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower.  Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the loan commitment and the closing of the loan.  The total balance of forward TBA contracts entered into was $65.2 million and $183.5 million at September 30, 2021 and December 31, 2020, respectively.  The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$696,029	$27,121	$28,513	$649,857	$46,418	$49,917
Other contracts:
Interest rate loan commitments	50,146	24	—	112,119	702	—
Forward TBA contracts	65,221	201	—	183,500	—	1,161
Total derivatives		$27,346	$28,513		$47,120	$51,078

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three and nine months ended September 30, 2021 and 2020, respectively.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2021	2020	2021	2020
Interest rate swaps	Other income	$378	$420	$2,106	$(2,832)
Interest rate loan commitments	Mortgage banking income	(226)	48	(678)	1,193
Forward TBA contracts	Mortgage banking income	(278)	(1,653)	2,621	(5,501)
Total		$(126)	$(1,185)	$4,049	$(7,140)

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

Wesbanco had minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $58.0 million as of September 30, 2021.  If Wesbanco had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 6. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2021	2020	2021	2020
Service cost – benefits earned during year	$630	$574	$1,869	$1,710
Interest cost on projected benefit obligation	861	1,133	2,555	3,375
Expected return on plan assets	(2,825)	(2,622)	(8,382)	(7,810)
Amortization of prior service cost	(9)	(9)	(26)	(27)
Amortization of net loss	690	802	2,047	2,389
Net periodic pension income	$(653)	$(122)	$(1,937)	$(363)

The service cost of $1.9 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively, is included in salaries and wages, and the periodic pension income of $3.8 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively, is included in employee benefits.

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

Individually-evaluated loans: Individually-evaluated loans are carried at the amortized cost basis less the specific allowance calculated under CECL. Individually-evaluated loans are calculated using a cost basis approach or collateral value approach.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

		September 30, 2021
		Fair Value Measurements Using:
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2021	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,451	$13,451	$—	$—
Available-for-sale debt securities
U.S. Treasury	10,000	—	10,000	—
U.S. Government sponsored entities and agencies	233,435	—	233,435	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,294,456	—	2,294,456	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	321,549	—	321,549	—
Obligations of states and political subdivisions	109,821	—	108,327	1,494
Corporate debt securities	17,542	—	17,542	—
Total available-for-sale debt securities	$2,986,803	$—	$2,985,309	$1,494
Loans held for sale	32,308	—	32,308	—
Other assets - interest rate derivatives agreements	27,121	—	27,121	—
Total assets recurring fair value measurements	$3,059,683	$13,451	$3,044,738	$1,494

Other liabilities - interest rate derivatives agreements	$28,513	$—	$28,513	$—
Total liabilities recurring fair value measurements	$28,513	$—	$28,513	$—

Nonrecurring fair value measurements
Individually-evaluated loans	$22,316	$—	$—	$22,316
Other real estate owned and repossessed assets	293	—	—	293
Total nonrecurring fair value measurements	$22,609	$—	$—	$22,609

		December 31, 2020
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2020	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,047	$13,047	$—	$—
Available-for-sale debt securities
U.S. Treasury	39,982	—	39,982	—
U.S. Government sponsored entities and agencies	211,682	—	211,682	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,264,737	—	1,264,737	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	320,098	—	320,098	—
Obligations of states and political subdivisions	115,762	—	114,227	1,535
Corporate debt securities	25,875	—	25,875	—
Total available-for-sale debt securities	$1,978,136	$—	$1,976,601	$1,535
Loans held for sale	168,378	—	168,378	—
Other assets - interest rate derivatives agreements	46,418	—	46,418	—
Total assets recurring fair value measurements	$2,205,979	$13,047	$2,191,397	$1,535

Other liabilities - interest rate derivatives agreements	$49,917	$—	$49,917	$—
Total liabilities recurring fair value measurements	$49,917	$—	$49,917	$—

Nonrecurring fair value measurements
Individually-evaluated loans	$1,958	$—	$—	$1,958
Other real estate owned and repossessed assets	549	—	—	549
Total nonrecurring fair value measurements	$2,507	$—	$—	$2,507

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.  There were no significant transfers between level 1, 2 or 3 for the three and nine months ended September 30, 2021 or for the year ended December 31, 2020.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
September 30, 2021
Individually-evaluated loans	$22,316	Appraisal of collateral (1)	Appraisal adjustments (2)	(20.0%) to (30.0%)/(21.6%)
			Liquidation expenses (2)	(5.6%) to (6.4%)/(6.3%)
Other real estate owned and repossessed assets	$293	Appraisal of collateral (1), (3)
December 31, 2020
Individually-evaluated loans	$1,958	Appraisal of collateral (1)	Appraisal adjustments (2)	(30.0%)/(30.0%)
			Liquidation expenses (2)	(5.6%)/(5.6%)
Other real estate owned and repossessed assets	$549	Appraisal of collateral (1), (3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs, which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of appraisal adjustments and liquidation expense are presented as a percent of the appraisal.

(3)	Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			September 30, 2021
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$1,121,116	$1,121,116	$1,121,116	$—	$—
Equity securities	13,451	13,451	13,451	—	—
Available-for-sale debt securities	2,986,803	2,986,803	—	2,985,309	1,494
Net held-to-maturity debt securities	953,663	978,494	—	978,060	434
Net loans	9,776,560	9,563,549	—	—	9,563,549
Loans held for sale	32,308	32,308	—	32,308	—
Other assets - interest rate derivatives	27,121	27,121	—	27,121	—
Accrued interest receivable	61,895	61,895	61,895	—	—

Financial Liabilities
Deposits	13,423,314	13,434,258	12,069,062	1,365,196	—
Federal Home Loan Bank borrowings	208,940	210,881	—	210,881	—
Other borrowings	152,546	141,471	141,471	—	—
Subordinated debt and junior subordinated debt	167,711	144,341	—	109,186	35,155
Other liabilities - interest rate derivatives	28,513	28,513	—	28,513	—
Accrued interest payable	2,495	2,495	2,495	—	—

			Fair Value Measurements at
			December 31, 2020
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$905,447	$905,447	$905,447	$—	$—
Equity securities	13,047	13,047	13,047	—	—
Available-for-sale debt securities	1,978,136	1,978,136	—	1,976,601	1,535
Net held-to-maturity debt securities	730,886	768,183	—	767,720	463
Net loans	10,603,406	10,802,883	—	—	10,802,883
Loans held for sale	168,378	168,378	—	168,378	—
Other assets - interest rate derivatives	46,418	46,418	—	46,418	—
Accrued interest receivable	66,790	66,790	66,790	—	—

Financial Liabilities
Deposits	12,429,373	12,439,981	10,810,863	1,629,118	—
Federal Home Loan Bank borrowings	549,003	555,375	—	555,375	—
Other borrowings	241,950	235,796	235,796	—	—
Subordinated debt and junior subordinated debt	192,291	174,452	—	105,768	68,684
Other liabilities - interest rate derivatives	49,917	49,917	—	49,917	—
Accrued interest payable	4,314	4,314	4,314	—	—

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and nine months ended September 30, 2021 and 2020, respectively:

	Point of Revenue	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Recognition	2021	2020	2021	2020
Revenue Streams
Trust fees
Trust account fees	Over time	$4,768	$4,225	$14,792	$13,271
WesMark fees	Over time	2,521	2,201	7,277	6,309
Total trust fees		7,289	6,426	22,069	19,580
Service charges on deposits
Commercial banking fees	Over time	464	576	1,629	1,748
Personal service charges	At a point in time and over time	5,586	4,756	14,191	14,524
Total service charges on deposits		6,050	5,332	15,820	16,272
Net securities brokerage revenue
Annuity commissions	At a point in time	1,169	1,218	3,237	3,101
Equity and debt security trades	At a point in time	73	27	206	280
Managed money	Over time	311	248	885	697
Trail commissions	Over time	412	232	990	709
Total net securities brokerage revenue		1,965	1,725	5,318	4,787

Debit card sponsorship income (1)	At a point in time and over time	—	751	646	2,102
Payment processing fees (1)	At a point in time and over time	773	669	2,234	2,133
Electronic banking fees	At a point in time	5,427	4,780	14,853	13,100
Mortgage banking income	At a point in time	4,563	8,488	16,656	17,295
Net gain (loss) on other real estate owned and other assets (2)	At a point in time and over time	785	(19)	4,974	84

(1)	Debit card sponsorship income and payment processing fees are included in other non-interest income.
(2)

The portion of this line item relating to the change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606, and totaled gains (losses) of $0.4 million and $0 for the three months ended September 30, 2021 and 2020, respectively, and $4.2 million and ($0.1) million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 9. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the nine months ended September 30, 2021 and 2020 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Unrealized Gains on Debt Securities Transferred from Available-for-Sale to Held-to-Maturity	Total
Balance at December 31, 2020	$(15,502)	$46,861	$—	$31,359
Other comprehensive income/(loss) before reclassifications	—	(28,292)	—	(28,292)
Amounts reclassified from accumulated other comprehensive income/(loss)	1,431	(35)	—	1,396
Period change	1,431	(28,327)	—	(26,896)
Balance at September 30, 2021	$(14,071)	$18,534	$—	$4,463

Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201
Other comprehensive income/(loss) before reclassifications	—	37,340	—	37,340
Amounts reclassified from accumulated other comprehensive income/(loss)	1,712	(1,940)	(12)	(240)
Period change	1,712	35,400	(12)	37,100
Balance at September 30, 2020	$(15,756)	$54,044	$13	$38,301

(1)	All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2021	2020	2021	2020
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$(12)	$(45)	$(46)	$(2,545)	Net securities gains (Non-interest income)
Related income tax expense ⁽²⁾	3	11	11	605	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(9)	(34)	(35)	(1,940)

Debt securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	—	(5)	—	(15)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense ⁽²⁾	—	1	—	3	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	—	(4)	—	(12)

Defined benefit plans (3):
Amortization of net loss and prior service costs	635	746	1,886	2,246	Employee benefits (Non-interest expense)
Related income tax benefit ⁽²⁾	(153)	(177)	(455)	(534)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	482	569	1,431	1,712
Total reclassifications for the period	$473	$531	$1,396	$(240)

(1)	For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 3, “Securities.”
(2)	Income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.
(3)	Included in the computation of net periodic pension cost. See Note 6, “Benefit Plans” for additional detail.

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The allowance for credit losses associated with commitments was $7.3 million and $9.5 million at September 30, 2021 and December 31, 2020, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees.  The liability associated with letters of credit was $0.1 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB.  Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2021	2020
Lines of credit	$2,801,461	$2,510,011
Loans approved but not closed	449,869	381,180
Overdraft coverage	381,243	154,322
Letters of credit	29,234	53,788
Contingent obligations and other guarantees	117,682	126,984

Contingent Liabilities — Wesbanco recognized $2.6 million of legal settlement costs in the third quarter in which settlement is subject to final court approval. Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 11. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services.  The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds.  The market value of assets managed or held in custody by the trust and investment services segment was approximately $5.5 billion and $4.6 billion at September 30, 2021 and 2020, respectively.  These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended September 30, 2021
Interest and dividend income	$121,378	$—	$121,378
Interest expense	6,103	—	6,103
Net interest income	115,275	—	115,275
Provision for credit losses	(1,730)	—	(1,730)
Net interest income after provision for credit losses	117,005	—	117,005
Non-interest income	25,466	7,289	32,755
Non-interest expense	90,599	4,102	94,701
Income before provision for income taxes	51,872	3,187	55,059
Provision for income taxes	9,982	669	10,651
Net income	41,890	2,518	44,408
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$39,359	$2,518	$41,877

For The Three Months Ended September 30, 2020
Interest and dividend income	$133,657	$—	$133,657
Interest expense	13,064	—	13,064
Net interest income	120,593	—	120,593
Provision for credit losses	16,288	—	16,288
Net interest income after provision for credit losses	104,305	—	104,305
Non-interest income	28,186	6,426	34,612
Non-interest expense	86,011	3,932	89,943
Income before provision for income taxes	46,480	2,494	48,974
Provision for income taxes	7,145	524	7,669
Net income available to common shareholders	$39,335	$1,970	$41,305

For the Nine Months Ended September 30, 2021
Interest and dividend income	$369,760	$—	$369,760
Interest expense	22,153	—	22,153
Net interest income	347,607	—	347,607
Provision for credit losses	(50,714)	—	(50,714)
Net interest income after provision for credit losses	398,321	—	398,321
Non-interest income	80,007	22,069	102,076
Non-interest expense	252,428	12,412	264,840
Income before provision for income taxes	225,900	9,657	235,557
Provision for income taxes	45,417	2,028	47,445
Net income	180,483	7,629	188,112
Preferred stock dividends	7,594	—	7,594
Net income available to common shareholders	$172,889	$7,629	$180,518

For the Nine Months Ended September 30, 2020
Interest and dividend income	$410,799	$—	$410,799
Interest expense	51,031	—	51,031
Net interest income	359,768	—	359,768
Provision for credit losses	107,949	—	107,949
Net interest income after provision for credit losses	251,819	—	251,819
Non-interest income	75,901	19,580	95,481
Non-interest expense	254,517	12,262	266,779
Income before provision for income taxes	73,203	7,318	80,521
Provision for income taxes	9,795	1,537	11,332
Net income available to common shareholders	$63,408	$5,781	$69,189

Total non-fiduciary assets of the trust and investment services segment were $3.9 million (including $1.5 million of trust customer intangibles) and $4.2 million (including $1.9 million of trust customer intangibles) at September 30, 2021 and 2020, respectively.  All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and nine months ended September 30, 2021. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2020 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), including Wesbanco’s Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.Wesbanco.com.  Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A.  Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions including the effects of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance.  Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 206 branches and 203 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes.  Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2021 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2020 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for the three months ended September 30, 2021 was $41.9 million, with diluted earnings per share of $0.64, compared to $41.3 million or $0.61 per diluted share, respectively, for the third quarter of 2020.  Net income for the nine months ended September 30, 2021, was $180.5 million, with diluted earnings per share of $2.71, compared to $69.2 million or $1.03 per diluted share, respectively, for the first nine months of 2020.  Excluding after-tax restructuring and merger-related expenses (non-GAAP measure) in both periods, for the three months ended September 30, 2021, net income available to common shareholders was $45.4 million or $0.70 per diluted share, as compared to $44.2 million or $0.66 per diluted share, respectively, in the prior year quarter; and net income for the nine months ended September 30, 2021 was $185.7 million or $2.79 per diluted share compared to $76.5 million or $1.14 per diluted share in the prior year period.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (Non-GAAP)(1)	$45,406	$0.70	$44,155	$0.66	$185,685	$2.79	$76,489	$1.14
Less: After-tax restructuring and merger-related expenses	(3,529)	(0.06)	(2,850)	(0.05)	(5,167)	(0.08)	(7,300)	(0.11)
Net income available to common shareholders (GAAP)	$41,877	$0.64	$41,305	$0.61	$180,518	$2.71	$69,189	$1.03

(1)

Non-GAAP net income excludes after-tax restructuring and merger-related expenses.  The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income decreased $5.3 million or 4.4% in the third quarter of 2021 compared to the same quarter of 2020, reflecting lower loan yields, due to repricing of existing loans and new lower rates offered in the current market environment, lower purchase accounting related accretion and lower rates on investment securities, partially offset by lower interest on deposits and borrowings.  As a result of the lower rates and a higher mix of securities versus loans to total assets, the net interest margin decreased by 23 basis points to 3.08% in the third quarter of 2021 as compared to the third quarter of 2020.  Over the same time period, the yield on earning assets decreased a total of 42 basis points and the cost of interest bearing liabilities decreased 28 basis points.  Average loan balances decreased by 8.5% from the third quarter of 2020, mainly attributable to forgiveness of SBA Payroll Protection Program (“PPP”) loans and higher levels of commercial real estate loan payoffs, while average securities increased by 41.7% over the same time period due to excess liquidity on the balance sheet from stimulus funds received by our customers. Average deposits, excluding certificates of deposit, increased 15.3% over the same time period, due mostly to stimulus deposits and increased personal savings.   Accretion from acquisitions benefited the third quarter 2021 net interest margin by 10 basis points, as compared to 18 basis points in the prior year period.  Lastly, the accretion on both existing and forgiven PPP loans positively impacted the third quarter 2021 net interest margin by a net 14 basis points as compared to two basis points for the third quarter of 2020.

Improved macroeconomic forecasts and certain qualitative factors utilized in the CECL calculation drove a net benefit of provision for credit losses and resulted in a negative provision of $1.7 million in the third quarter of 2021 as compared to a provision of $16.3 million in the third quarter of 2020.  Annualized net charge-offs as a percentage of average portfolio loans, were 0.03% and 0.00% for the third quarter of 2021 and 2020, respectively.

For the third quarter of 2021, non-interest income decreased $1.9 million or 5.4% compared to the third quarter of 2020, driven primarily by lower mortgage banking income, which decreased $3.9 million or 46.2% from the record level recorded in the prior year amount.  While mortgage loan originations remained solid during the quarter, the amount sold in the secondary market decreased from approximately 75% last year to approximately 40% in the third quarter of 2021, due to a continued effort to keep more 1-to-4 family residential mortgages on the balance sheet.  Trust fees increased $0.9 million or 13.4% from the third quarter of 2020 to the third quarter of 2021 due to market improvements and net organic growth.  Electronic banking fees increased $0.6 million or 13.5% from last year’s third quarter as we transitioned to adjusted settlement processes of a new third-party digital banking service provider.  Other income decreased $1.0 million or 19.4% due to lower loan swap-related income and the sale of the debit card sponsorship business earlier this year.

Non-interest expense, excluding restructuring and merger-related expenses in both periods, increased in the third quarter of 2021 by $3.9 million or 4.5%, to $90.2 million, compared to the third quarter of 2020.   This year-over-year increase is primarily due to $2.6 million of settlement costs from the pending resolution of a lawsuit, which are located within other operating expenses, and higher salaries expense.  Salaries and wages increased $1.2 million or 3.0% from the third quarter of 2020 to the third quarter of 2021 due to higher incentive compensation expense of $1.8 million, reflecting increased business growth and financial performance as compared to the pandemic-impacted prior year.  Equipment and software expense for the third quarter of 2021 increased $1.4 million or 22.2% year-over-year, due to increased asset size, increased usage of digital banking services and SBA PPP loan forgiveness. Offsetting these increases somewhat was a decrease in FDIC insurance expense of $0.7 million or 37.0% due to improved risk factors reducing the assessment rate.

During the third quarter of 2021, the effective tax rate was 19.3% as compared to 15.7% in last year’s third quarter, and the provision for income taxes increased by $3.0 million over the same time period, primarily due to higher pre-tax income heavily influenced by the negative provision for credit losses in the third quarter of 2021 as compared to the prior year’s reduced pre-tax income from a pandemic-induced higher provision for credit losses.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2021	2020	2021	2020
Net interest income	$115,275	$120,593	$347,607	$359,768
Taxable equivalent adjustment to net interest income	1,080	1,112	3,170	3,440
Net interest income, fully taxable equivalent	$116,355	$121,705	$350,777	$363,208
Net interest spread, non-taxable equivalent	2.96%	3.10%	3.02%	3.14%
Benefit of net non-interest bearing liabilities	0.09%	0.18%	0.11%	0.21%
Net interest margin	3.05%	3.28%	3.13%	3.35%
Taxable equivalent adjustment	0.03%	0.03%	0.03%	0.03%
Net interest margin, fully taxable equivalent	3.08%	3.31%	3.16%	3.38%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings.  Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income decreased $5.3 million or 4.4% in the third quarter of 2021 compared to the third quarter of 2020, due to a 23 basis point decrease in the net interest margin to 3.08% resulting from the lower yield environment, as the yield on earning assets decreased at a faster rate than the rate on interest bearing liabilities.  For the nine months ended September 30, 2021, net interest income decreased by $12.2 million or 3.4% compared to the first nine months of 2020 for similar reasons. The net interest margin decrease was slightly mitigated by a 2.3% increase in average earning asset balances from the third quarter of 2020, primarily from a 41.7% increase in average securities, which were purchased with liquidity from stimulus-related deposits.  Also helping to mitigate the margin decrease, PPP loans contributed a total of $8.2 million in interest and fee accretion income in the third quarter of 2021.  This PPP loan income positively impacted the third quarter 2021 net interest margin by a net 14 basis points. Excluding PPP loans, portfolio loans decreased by 4.9% from September 30, 2020, due to lower new loan demand and high levels of commercial real estate loan payoffs. In addition, purchase accounting accretion decreased in the third quarter of 2021, as approximately 10 basis points of accretion from prior acquisitions was included in the third quarter 2021 net interest margin as compared to 18 basis points in the 2020 third quarter net interest margin.  Total average deposits, excluding CDs, increased in the third quarter of 2021 by $1.6 billion or 15.3% compared to the third quarter of 2020, due to stimulus deposits and higher personal savings balances.  The cost of interest bearing deposits decreased by 12 basis points and total liabilities decreased by 28 basis points from the third quarter of 2020 to the third quarter of 2021. The decrease in the cost is primarily due to aggressive rate decreases for interest bearing demand deposits, which include public funds, and lower rates for certificates of deposit, customer repurchase agreements, term Federal Home Loan Bank borrowings and junior subordinated debentures, in response to the general decrease in overall borrowing rates in the marketplace resulting from lower rates across the yield curve.  In addition, the average balance of FHLB borrowings decreased by $717.3 million or 71.3% from the third quarter of 2020, as excess liquidity was used to pay off these borrowings as they matured.

Interest income decreased $12.3 million or 9.2% in the third quarter of 2021 and $41.0 million or 10.0% in the first nine months of 2021 compared to the same periods of 2020 due to lower yields in every major earning asset category.  Earning asset yields were influenced negatively in the third quarter of 2021 compared to the third quarter of 2020 due primarily to decreases in the Federal Reserve’s federal funds rate by 150 basis points in 2020 and the continuation of the low rate environment through the current period.  Average loan balances decreased $942.8 million or 8.5% in the third quarter of 2021 compared to the third quarter of 2020, due mostly to forgiveness of PPP loans that were originated in 2020 and the first half of 2021. Loan yields decreased by 14 basis points during this same period to 4.03% due to the previously mentioned lower rate environment and its effect on the repricing of portfolio loans, as well as lower offered rates on new loans.  Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories.  In the third quarter of 2021, average loans represented 67.8% of average earning assets, a decrease from 75.8% in the third quarter of 2020. As liquidity from stimulus deposits was invested, average taxable securities balances increased $1.1 billion or 51.3% from the third quarter of 2020, and represented 21.4% of total earning assets in the third quarter of 2021. Taxable securities yields decreased by 52 basis points and tax-exempt securities yields decreased by 35 basis points in the third quarter of 2021 from the third quarter of 2020. The continuing lower rate environment has resulted in the yield decrease for all securities, as calls, prepayments and maturities of legacy higher-rate securities have been replaced with purchases at lower overall market yields.  Increased prepayments on mortgage-backed securities in the lower rate environment also further reduced the taxable securities yields due to higher premium amortization. The average balance of tax-exempt securities, which have the highest yields within securities, have decreased from 22.2% of total average securities in the third quarter of 2020 to 16.8% of total average securities in the third quarter of 2021.

Commercial loans with floors currently average 3.93% on approximately $2.6 billion or 35% of total commercial loans at September 30, 2021, as compared to $2.3 billion averaging 4.22% or 29% of commercial loans at December 31, 2020. Approximately 65% or $1.7 billion of these loans are currently priced at their floor, as compared to 69% or $1.6 billion at December 31, 2020. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing date. In addition, in a declining rate environment, customers may request rates below existing contractual floors, which we may grant for competitive or other reasons.

Interest expense decreased $7.0 million or 53.3% in the third quarter of 2021 and $28.9 million or 56.6% in the first nine months of 2021 as compared to the same periods in 2020, due to decreases in the cost of all interest bearing liability categories, as management reduced certain deposit rates, and due to a decrease in the balance of outstanding FHLB borrowings. The cost of interest bearing liabilities decreased by 28 basis points from the third quarter of 2020 to 0.25% in 2021.  Interest bearing deposits increased $784.5 million or 9.6% from the third quarter of 2020, due mostly to customers’ stimulus payments.  The rate on interest bearing deposits decreased 12 basis points to 0.14% from the third quarter of 2020, primarily from aggressive decreases in rates on interest bearing public funds and certificates of deposit in response to the lower market rates, which are currently near their floors. Average non-interest bearing demand deposit balances increased from the third quarter of 2020 to the third quarter of 2021 by $462.7 million or 11.4%, and were 33.4% of total average deposits at September 30, 2021, compared to 33.1% at September 30, 2020, reflecting the previously mentioned stimulus deposits, higher personal savings balances and ongoing checking account marketing strategies. The average balance of FHLB borrowings decreased $717.3 million from the third quarter of 2020 to 2021 due to the maturity of legacy higher-rate FHLB borrowings throughout the past twelve months being redeemed with excess liquidity.  These maturities benefited the average rate paid, as it decreased by 53 basis points to 1.63% from the third quarter of 2020.  Average other borrowings combined with subordinated debt and junior subordinated debt balances decreased $251.6 million or 43.7% from the third quarter of 2020 to 2021, and their average rates paid decreased by 22 and 20 basis points, respectively, over this same time period, due primarily to decreases in LIBOR, the index upon which this variable-rate type of borrowing is priced.

The continuing low rate environment is expected to result in the core net interest margin declining a few basis points over the fourth quarter, as securities purchased toward the end of the third quarter will further negatively impact the margin. Lower anticipated earning asset yields caused by loans repricing to lower rates, rates on new loan production being lower than existing loans, security cash flows being reinvested at lower rates and decreasing purchase accounting accretion should be slightly mitigated by price reductions to deposit rates and lower wholesale funding costs.  The subordinated debt payoff late in the third quarter of 2021 and the upcoming subordinated debt payoff in November, both of which were acquired in previous acquisitions, will further help to reduce the cost of interest-bearing liabilities. In addition, Wesbanco’s participation in the PPP loan program is expected to positively contribute to net interest income and further mitigate the decreases in the net interest margin as SBA loan forgiveness occurs for qualifying customers and net deferred fees are accreted into income at the date of loan payoff. At September 30, 2021, there were $10.4 million of remaining net deferred fees from PPP loans that will accrete into interest income as loans pay down or are forgiven by the SBA.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$936,084	0.16%	$755,575	0.16%	$803,713	0.12%	$509,928	0.25%
Loans, net of unearned income (1)	10,164,279	4.03%	11,107,106	4.17%	10,562,879	4.03%	10,813,737	4.34%
Securities: (2)
Taxable	3,210,878	1.67%	2,121,780	2.19%	2,856,041	1.75%	2,328,196	2.45%
Tax-exempt (3)	650,397	3.14%	603,835	3.49%	610,449	3.31%	624,278	3.50%
Total securities	3,861,275	1.91%	2,725,615	2.47%	3,466,490	2.03%	2,952,474	2.67%
Other earning assets	23,646	4.23%	56,575	6.88%	28,494	5.11%	65,849	6.27%
Total earning assets (3)	14,985,284	3.24%	14,644,871	3.66%	14,861,576	3.36%	14,341,988	3.86%
Other assets	2,072,509		2,074,846		2,060,312		2,065,777
Total Assets	$17,057,793		$16,719,717		$16,921,888		$16,407,765

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$3,297,702	0.10%	$2,654,161	0.18%	$3,139,992	0.12%	$2,518,952	0.32%
Money market accounts	1,791,494	0.08%	1,623,969	0.17%	1,764,462	0.11%	1,590,498	0.33%
Savings deposits	2,471,593	0.04%	2,140,932	0.06%	2,393,066	0.04%	2,051,930	0.10%
Certificates of deposit	1,403,812	0.49%	1,761,087	0.72%	1,501,857	0.54%	1,865,439	0.77%
Total interest bearing deposits	8,964,601	0.14%	8,180,149	0.26%	8,799,377	0.17%	8,026,819	0.37%
Federal Home Loan Bank borrowings	289,334	1.63%	1,006,593	2.16%	388,518	1.85%	1,285,266	2.18%
Other borrowings	136,028	0.10%	383,771	0.32%	152,450	0.17%	361,949	0.54%
Subordinated debt and junior subordinated debt	188,276	3.67%	192,093	3.87%	191,018	3.73%	194,195	4.40%
Total interest bearing liabilities (4)	9,578,239	0.25%	9,762,606	0.53%	9,531,363	0.31%	9,868,229	0.69%
Non-interest bearing demand deposits	4,504,332		4,041,681		4,402,487		3,679,743
Other liabilities	197,916		252,917		205,309		239,797
Shareholders’ equity	2,777,306		2,662,513		2,782,729		2,619,996
Total Liabilities and Shareholders’ Equity	$17,057,793		$16,719,717		$16,921,888		$16,407,765
Taxable equivalent net interest spread		2.99%		3.13%		3.05%		3.17%
Taxable equivalent net interest margin		3.08%		3.31%		3.16%		3.38%

(1)

Gross of allowance for credit losses and net of unearned income.  Includes non-accrual and loans held for sale.  Loan fees included in interest income on loans were $6.8 million and $6.2 million for the three months ended September 30, 2021 and 2020, respectively, and were $21.5 million and $9.5 million for the nine months ended September 30, 2021 and 2020, respectively.  As part of loan fees, PPP loan fees were $7.1 million and $5.6 million for the three months ended September 30, 2021 and 2020, respectively and were $21.0 million and $7.7 million for the nine months ended September 30, 2021 and 2020, respectively.  Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $3.0 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively, and was $10.3 million and $12.5 million for the nine months ended September 30, 2021 and 2020, respectively.

(2)	Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)	Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory rate of 21% for each period presented.
(4)

Accretion on interest bearing liabilities acquired from prior acquisitions was $0.7 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, and was $2.6 million and $8.1 million for the nine months ended September 30, 2021 and 2020, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Compared to September 30, 2020			Compared to September 30, 2020
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$73	$-	$73	$408	$(635)	$(227)
Loans, net of unearned income	(9,660)	(3,658)	(13,318)	(8,002)	(24,561)	(32,563)
Taxable securities	5,020	(3,208)	1,812	8,459	(13,694)	(5,235)
Tax-exempt securities (1)	391	(542)	(151)	(357)	(928)	(1,285)
Other earning assets	(438)	(289)	(727)	(1,507)	(492)	(1,999)
Total interest income change (1)	(4,614)	(7,697)	(12,311)	(999)	(40,310)	(41,309)
Increase (decrease) in interest expense:
Interest bearing demand deposits	250	(660)	(410)	1,213	(4,324)	(3,111)
Money market accounts	67	(424)	(357)	390	(2,839)	(2,449)
Savings deposits	42	(101)	(59)	221	(975)	(754)
Certificates of deposit	(568)	(903)	(1,471)	(1,852)	(2,791)	(4,643)
Federal Home Loan Bank borrowings	(3,190)	(1,075)	(4,265)	(12,826)	(2,769)	(15,595)
Other borrowings	(130)	(141)	(271)	(577)	(685)	(1,262)
Subordinated debt and junior subordinated debt	(37)	(91)	(128)	(103)	(961)	(1,064)
Total interest expense change	(3,566)	(3,395)	(6,961)	(13,534)	(15,344)	(28,878)
Net interest income (decrease) increase (1)	$(1,048)	$(4,302)	$(5,350)	$12,535	$(24,966)	$(12,431)

(1)	Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net (charge-offs) recoveries have been (deducted) added to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans.  The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments.  The provision for credit losses - loans and loan commitments decreased to ($1.7) million in the third quarter of 2021 compared to $16.3 million in the third quarter of 2020, as a result of changes in the macroeconomic forecast and certain other qualitative factors.  As of September 30, 2021, the macroeconomic forecast estimated significantly lower unemployment over the reasonable and supportable forecast period of one year, as compared to the forecast utilized during the third quarter of 2020, resulting in a decrease in the allowance for loan losses and allowance for loan commitments.  Non-performing loans were 0.40% of total loans as of September 30, 2021, increasing from 0.38% of total loans at the end of the third quarter of 2020.  Criticized and classified loans were 4.21% of total loans as of September 30, 2021, increasing from 3.25% as of September 30, 2020, primarily due to recent adjustments to the internal loan classification system, which impacted risk grades, and downgrades in the Company’s hospitality loan portfolio. Past due loans at September 30, 2021 were 0.44% of total loans, compared to 0.25% at September 30, 2020. Annualized net loan charge-offs increased to 0.01% for the nine months ended September 30, 2021 compared to 0.08% for the nine months ended September 30, 2020.  (Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Trust fees	$7,289	$6,426	$863	13.4	$22,069	$19,580	$2,489	12.7
Service charges on deposits	6,050	5,332	718	13.5	15,820	16,272	(452)	(2.8)
Electronic banking fees	5,427	4,780	647	13.5	14,853	13,100	1,753	13.4
Net securities brokerage revenue	1,965	1,725	240	13.9	5,318	4,787	531	11.1
Bank-owned life insurance	2,656	2,088	568	27.2	6,072	5,609	463	8.3
Net securities (losses) gains	(15)	787	(802)	(101.9)	740	3,577	(2,837)	(79.3)
Mortgage banking income	4,563	8,488	(3,925)	(46.2)	16,656	17,295	(639)	(3.7)
Net insurance services revenue	909	1,026	(117)	(11.4)	3,044	2,807	237	8.4
Debit card sponsorship income	—	751	(751)	(100.0)	646	2,102	(1,456)	(69.3)
Payment processing fees	773	669	104	15.5	2,234	2,133	101	4.7
Net gain (loss) on other real estate owned and other assets	785	(19)	804	NM	4,974	84	4,890	NM
Net swap fee and valuation income	776	1,286	(510)	(39.7)	5,386	4,134	1,252	30.3
Other	1,577	1,273	304	23.9	4,264	4,001	263	6.6
Total non-interest income	$32,755	$34,612	$(1,857)	(5.4)	$102,076	$95,481	$6,595	6.9

NM = not meaningful

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 22.7% of total revenue for the nine months ended September 30, 2021. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the third quarter of 2021, non-interest income decreased $1.9 million or 5.4% compared to the third quarter of 2020, primarily due to a $3.9 million decrease in mortgage banking income, a $0.8 million decrease in net securities (losses) gains and a $0.8 million decrease in debit card sponsorship income, due to the sale of the business line earlier in 2021.  The decreases were somewhat offset by a $0.9 million increase in trust fees, a $0.8 million increase in net gain (loss) on other real estate owned and other assets and a $0.7 million increase in service charges on deposits.

Trust fees increased $0.9 million or 13.4% compared to the third quarter of 2020, due to market value appreciation and organic growth. Total trust assets were $5.5 billion at September 30, 2021 as compared to $4.6 billion at September 30, 2020. As of September 30, 2021, trust assets include managed assets of $4.4 billion and non-managed (custodial) assets of $1.1 billion.  Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $1.0 billion as of September 30, 2021 and $943.6 million as of September 30, 2020, and are included in managed assets.

Service charges on deposits increased $0.7 million or 13.5% to $6.1 million in the third quarter of 2021 as compared to the same period in 2020 due to increased general consumer spending over the prior period, resulting in more eligible fee-generating transactions. For the nine months ended September 30, 2021, service charges on deposits decreased $0.5 million or 2.8% compared to the nine months ended September 30, 2020 due to higher customer demand for goods and services as business conditions improved from the pandemic.

Electronic banking fees, which include debit card interchange fees, increased $0.6 million or 13.5% compared to the third quarter of 2020 as we transitioned to adjusted settlement processes of a new third-party digital banking service provider. This change occurred as part of the core conversion. For the nine months ended September 30, 2021, electronic banking fees increased $1.8 million or 13.4% compared to the nine months ended September 30, 2020.

Bank-owned life insurance increased $0.6 million or 27.2% compared to the third quarter of 2020 due to an increase in mortality-related benefits received in the current period as well as an increase in the cash surrender value, due to the purchase of an additional $40 million of bank-owned life insurance in the third quarter of 2021.

Net securities (losses) gains include both gains and losses on investment security transactions as well as market value adjustments on the deferred compensation plan.  For the three months ended September 30, 2021, net securities (losses) gains decreased $0.8 million or 101.9% compared to the same period of 2020, due to a $0.7 million decrease in market adjustments on the deferred compensation plan.  These market adjustments had an offsetting effect in employee benefits expense. For the nine months ended September 30, 2021, net securities (losses) gains decreased $2.8 million or 79.3% compared to the nine months ended September 30, 2020, due primarily to no security sales being transacted during the year 2021.  Gains on security sales totaled $2.1 million for the nine months ended September 30, 2020.

Mortgage banking income decreased $3.9 million or 46.2% in the third quarter of 2021 compared to the third quarter of 2020, as Wesbanco retained more 1-to-4 family mortgages on the balance sheet.  For the third quarter of 2021, mortgage production was $382.4 million, which was a decrease of 2.9% from the comparable 2020 period. For the three months ended September 30, 2021, $149.6 million in mortgages were sold into the secondary market at a net margin of 3.1% as compared to $217.6 million at a net margin of 3.9% in the comparable 2020 period. Included in mortgage banking income and the calculation of net margin noted above are losses of ($0.2) million and gains of $1.5 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended September 30, 2021 and 2020, respectively.  For the nine months ended September 30, 2021, mortgage banking income decreased by $0.6 million or 3.7% compared to the prior year period, due primarily to fair value adjustments of ($4.4) million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively, offsetting a $144.5 million volume increase in loans sold from the prior year period.

Debit card sponsorship income, a non-essential revenue stream for Wesbanco that was acquired in the Old Line Bancshares, Inc. (“OLBK”) acquisition and generated $0.6 million of gross revenue in the first quarter of 2021, was sold as of March 31, 2021 to another bank.  The all-cash purchase price, which will be paid out on a monthly basis over a two-year period up to a maximum of $2.8 million, is based on a 50%-50% split of the monthly gross revenue earned by the purchasing bank.  Wesbanco has recognized $0.8 million in revenue in 2021 following the sale, which is recorded in net gain (loss) on the sale of other real estate owned and other assets.

Net gain (loss) on other real estate owned and other assets increased $0.8 million in the three months ended September 30, 2021 as compared to the same period in 2020, due to a gain recognized on an investment made by Wesbanco’s Community Development Corporation in a start-up firm more than ten years ago that was recently acquired by a public company.  Net gain (loss) on other real estate owned and other assets increased by $4.9 million in the nine months ended September 30, 2021 for the same reason as discussed for the three months ended.

Net swap fee and valuation income, which includes fair value adjustments, decreased $0.5 million or 39.7% in the third quarter of 2021 compared to the third quarter of 2020 due to a reduced volume of new swaps originated, resulting in less fee income.  For the three months ended September 30, 2021, new swaps executed totaled $9.3 million in notional principal resulting in $0.4 million of fee income, compared to new swaps executed of $25.8 million in notional principal resulting in $0.9 million of fee income for the three months ended September 30, 2020.  Fair value adjustments on existing swaps for the three months ended September 30, 2021 and 2020 were $0.4 million.  Net swap fee and valuation income increased $1.3 million or 30.3% in the first nine months of 2021 compared to the first nine months of 2020 due to higher fair value adjustments offsetting a reduced volume of new swaps in the year-to-date period.  Fair value adjustments totaled $2.1 million in the first nine months of 2021 as compared to ($2.8) million in fair value adjustments for the first nine months of 2020.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and wages	$39,497	$38,342	$1,155	3.0	$113,822	$114,025	$(203)	(0.2)
Employee benefits	10,658	10,604	54	0.5	30,191	31,115	(924)	(3.0)
Net occupancy	6,825	7,092	(267)	(3.8)	20,430	20,809	(379)	(1.8)
Equipment and software	7,609	6,229	1,380	22.2	21,654	17,991	3,663	20.4
Marketing	1,848	1,577	271	17.2	6,033	4,282	1,751	40.9
FDIC insurance	1,227	1,948	(721)	(37.0)	2,690	6,456	(3,766)	(58.3)
Amortization of intangible assets	2,854	3,346	(492)	(14.7)	8,622	10,085	(1,463)	(14.5)
Restructuring and merger-related expenses	4,467	3,608	859	23.8	6,540	9,241	(2,701)	(29.2)
Franchise and other miscellaneous taxes	2,369	3,803	(1,434)	(37.7)	7,462	11,014	(3,552)	(32.2)
Consulting, regulatory, accounting and advisory fees	3,161	3,103	58	1.9	9,173	9,182	(9)	(0.1)
ATM and electronic banking interchange expenses	2,300	2,188	112	5.1	6,985	5,940	1,045	17.6
Postage and courier expenses	1,131	1,180	(49)	(4.2)	3,714	3,768	(54)	(1.4)
Legal fees	1,132	812	320	39.4	2,928	2,463	465	18.9
Communications	1,051	997	54	5.4	3,071	3,241	(170)	(5.2)
Supplies	1,039	993	46	4.6	2,915	3,520	(605)	(17.2)
Other real estate owned and foreclosure expenses	180	(10)	190	1,900.0	148	(27)	175	648.1
Other	7,353	4,131	3,222	78.0	18,462	13,674	4,788	35.0
Total non-interest expense	$94,701	$89,943	$4,758	5.3	$264,840	$266,779	$(1,939)	(0.7)

Non-interest expense in the third quarter of 2021 increased $4.8 million or 5.3% compared to the same quarter in 2020, principally from a $3.2 million increase in other operating expenses, due to $2.6 million in legal settlement costs, as well as a $1.2 million increase in salaries and wages and a $1.4 million increase in equipment and software expense. These increases were somewhat offset by a $1.4 million decrease in franchise and other miscellaneous taxes and a $0.7 million decrease in FDIC insurance expense.  In the third quarter of 2021, there were $4.5 million of restructuring expenses related to the branch optimization strategy and core operating system conversion as compared to $3.6 million of restructuring and merger-related expenses related to the OLBK acquisition and branch optimization strategy in the third quarter of 2020.  Excluding restructuring and merger-related expenses, non-interest expense increased $3.9 million or 4.5% from the third quarter of 2020 to the third quarter of 2021, and $0.8 million or 0.3% from the first nine months of 2020 to the first nine months of 2021.

Salaries and wages increased $1.2 million or 3.0% in the third quarter of 2021 from the third quarter of 2020 due primarily to increases in incentive compensation expense.  Short term incentive expense increased $1.3 million as overall higher performance in 2021 is expected as compared to 2020, along with higher incentive stock compensation expense which is up by $0.5 million from the third quarter of 2020.  Commission expense increased due to increased business transactions in commission-earning business lines, such as securities brokerage and mortgage loan originations.  These increases were mitigated by a 7.4% reduction in full time equivalent (“FTE”) employees from the third quarter of 2020 as a result of the closure of branches at various points in 2021, as the branch optimization strategy was executed, and a temporary hiring freeze earlier in 2021.  For the nine months ended September 30, 2021, salaries and wages decreased by $0.2 million or 0.2%, due primarily to the reduction in FTE employees, mostly offset by the noted increases in incentive compensation.

Employee benefits expense increased $0.1 million or 0.5% in the third quarter of 2021 from the third quarter of 2020 as reduced pension expense and a reduction in the market adjustment on the underlying investments of the deferred compensation plan mitigated a $1.4 million increase in health insurance expense resulting from an increase in claims in the third quarter of 2021.  Employee benefits expense decreased $0.9 million or 3.0% in the first nine months of 2021 as compared to the same period in 2020 due to a decrease in pension expense and FTEs.

Equipment and software costs increased $1.4 million or 22.2% compared to the third quarter of 2020, due to the core conversion, continuous improvements in technology and communication infrastructure, an increase in asset size, increased usage of digital banking services and SBA PPP loan forgiveness fees. For the nine months ended September 30, 2021, equipment costs increased $3.7 million or 20.4% compared to the nine months ended September 30, 2020, for the same reasons as indicated for the three months ended.

FDIC insurance decreased $0.7 million or 37.0% compared to the third quarter of 2020, due to certain improved large bank assessment rate risk factors, ultimately lowering the assessment rate.  FDIC insurance decreased $3.8 million or 58.3% in the first nine months of 2021 as compared to the first nine months of 2020, due to a $1.0 million refund received in the second quarter of 2021 from prior period call report adjustments, as well as for the reason mentioned for the three months ended.

Restructuring and merger-related expenses in the third quarter of 2021 totaled $4.5 million, an increase of $0.9 million from the third quarter of 2020. The $4.5 million of expenses in the third quarter of 2021 consisted of $3.7 million in expenses related to the core banking software conversion, including termination fees of existing contracts, and $0.8 million in branch closure and lease termination expenses associated with the closure of six branches in July as a result of the continued execution of the branch optimization strategy.  The restructuring and merger-related expenses in the third quarter of 2020 totaling $3.6 million were comprised of $3.0 million in expenses relating to the branch optimization strategy announced in the prior year’s third quarter along with $0.6 million in merger-related expenses associated with the OLBK acquisition.  For the nine months ended September 30, 2021, restructuring and merger related expenses totaled $6.5 million as compared to $9.2 million for the nine months ended in the prior year period.  The $6.5 million of expenses in the first nine months of 2021 consisted of $4.9 million in core banking software conversion expenses and $1.6 million of branch restructuring expenses, while the $9.2 million in expenses in the first nine months of 2020 consisted of $6.3 million in OLBK merger-related expenses and $2.9 million in branch restructuring expenses.

Franchise and other miscellaneous taxes decreased $1.4 million or 37.7% from the third quarter of 2020, primarily due to the elimination of Kentucky bank franchise taxes effective on January 1, 2021, as well as various state franchise tax filed return accrual adjustments and associated refunds.  Wesbanco is now subject to Kentucky state income taxes, which are reflected within the provision for income taxes on the income statement, and is part of the Company’s effective tax rate calculation.  For similar reasons, franchise and other miscellaneous taxes decreased $3.6 million or 32.2% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

INCOME TAXES

The provision for income taxes was $10.7 million for the three months ended September 30, 2021, which is a $3.0 million increase compared to $7.7 million for the three months ended September 30, 2020. The increase in the provision for income taxes is due to an increase in the effective tax rate to 19.3% in the third quarter of 2021 compared to 15.7% in the third quarter of 2020.  This increase resulted from higher pre-tax income primarily due to the negative provision for credit losses recorded in the third quarter of 2021, as compared to an increased provision for credit losses in the third quarter of 2020 due to the pandemic.  In addition, as mentioned above, Kentucky state income taxes are now reflected within the provision for income taxes and the effective tax rate calculation for 2021.  For the nine months ended September 30, 2021, the provision for income taxes was $47.4 million as compared to $11.3 million for the nine months ended September 30, 2020, reflecting the same reasons above as for the three months ended.

FINANCIAL CONDITION

Total assets and deposits increased 2.8% and 8.0%, respectively, while shareholders’ equity decreased 1.2%, compared to December 31, 2020. Total securities increased $1.2 billion or 45.3% from December 31, 2020 to September 30, 2021, primarily driven by the purchase of mortgage-backed securities and municipal obligations with additional liquidity provided by CARES Act individual and family payments, as well as deposits from small businesses obtaining loans from the PPP program. The securities’ increase was partially offset by a $37.1 million decrease in unrealized gains in the available-for-sale portfolio. Total portfolio loans, excluding PPP loans, decreased $421.9 million or 4.2% as commercial, residential real estate, home equity and consumer loan pay downs outpaced new originations. Forgiveness related to the 2020 and 2021 PPP loan programs totaled $939.7 million through the first nine months of 2021. Deposits increased $993.9 million from year-end resulting from increases of 13.1%, 12.4%, and 4.7% in demand deposits, savings deposits, and money market deposits, respectively, which were partially offset by a 16.3% decrease in certificates of deposit. The growth in transaction-based accounts is primarily attributable to CARES Act stimulus funds received, increased personal savings and reduced customer spending, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. The transaction accounts also increased from business customers obtaining loans from the PPP loan program and depositing proceeds in their checking accounts.  Deposits were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The decrease in certificates of deposit is a result of lower overall rates and management periodically offering lower than median competitive rates for maturing certificates of deposit and customer preferences for other deposit types, which was partially offset by a $3.3 million increase in CDARS® balances.  Also, certain IRA accounts were reclassified to savings account types upon the core conversion in August. Total borrowings decreased 46.2% or $454.0 million during the first nine months of 2021 as additional liquidity permitted the pay down of maturing FHLB advances by $340.1 million, coupled with an $89.4 million decrease in other short-term borrowings, and a $24.6 million decrease in subordinated debentures primarily from a $25.0 million early redemption in the third quarter.  Total shareholders’ equity decreased approximately $32.8 million or 1.2%, compared to December 31, 2020, primarily due to a $26.9 million decrease in other comprehensive income and the repurchase of common shares totaling $128.0 million, which were partially offset by net income exceeding dividends for the period by $115.1 million.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	September 30,	December 31,
(unaudited, dollars in thousands)	2021	2020	Change ($)	Change (%)
Equity securities (at fair value)	$13,451	$13,047	$404	3.1
Available-for-sale debt securities (at fair value)
U.S. Treasury	10,000	39,982	(29,982)	(75.0)
U.S. Government sponsored entities and agencies	233,435	211,682	21,753	10.3
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,294,456	1,264,737	1,029,719	81.4
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	321,549	320,098	1,451	0.5
Obligations of states and political subdivisions	109,821	115,762	(5,941)	(5.1)
Corporate debt securities	17,542	25,875	(8,333)	(32.2)
Total available-for-sale debt securities	$2,986,803	$1,978,136	$1,008,667	51.0
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$6,639	$7,779	$(1,140)	(14.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	63,682	89,151	(25,469)	(28.6)
Obligations of states and political subdivisions	850,498	601,128	249,370	41.5
Corporate debt securities	33,101	33,154	(53)	(0.2)
Total held-to-maturity debt securities	953,920	731,212	222,708	30.5
Total securities	$3,954,174	$2,722,395	$1,231,779	45.2
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	1.55%	2.09%
As a % of total securities	75.9%	73.1%
Weighted average life (in years)	4.5	3.4
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	2.98%	3.35%
As a % of total securities	24.1%	26.9%
Weighted average life (in years)	5.6	3.8
Total securities:
Weighted average yield at the respective period end (2)	1.90%	2.43%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	4.7	3.5

(1)

At September 30, 2021 and December 31, 2020, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

(2)	Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased $1.2 billion or 45.2% from December 31, 2020 to September 30, 2021, and represented 23.4% of total assets at period-end as compared to 16.6% at December 31, 2020.  Through the first nine months of 2021, the available-for-sale portfolio increased $1.0 billion or 51.0%, primarily due to excess liquidity from stimulus deposits and increased calls of agency and municipal securities, funding $1.7 billion in purchases of residential mortgage-backed securities and collateralized mortgage obligations.  Residential mortgage-backed securities and collateralized mortgage obligations totaled 59.6% of the total investment portfolio at September 30, 2021. The held-to-maturity portfolio increased $222.7 million or 30.5% due to $307.2 million in purchases of municipal bonds.  The weighted average yield of the portfolio decreased by 53 basis points from 2.43% at December 31, 2020 to 1.90% at September 30, 2021, due to prepayments and calls of legacy higher rate agency and municipal securities and the previously mentioned purchases at lower current market rates.  Higher premium amortization was also a factor in the yield reduction.

Net unrealized gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2021 and December 31, 2020 were $18.5 million and $46.9 million, respectively.  The net unrealized pre-tax gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after tax-basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity.   Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $24.6 million at September 30, 2021, compared to $37.0 million at December 31, 2020.  With approximately 24% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category. The decrease in unrealized gains from year-end is due to an increase in market rates over the first nine months of the year coupled with prepayments and calls of higher-rate securities, and purchases of securities at lower, current market rates.

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

Wesbanco’s municipal portfolio represented 24.3% of the overall securities portfolio as of September 30, 2021 compared to 26.3% as of December 31, 2020, and it carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 7. MUNICIPAL BOND RATINGS

	September 30, 2021		December 31, 2020
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$98,883	10.1	$72,861	9.8
Investment Grade - High	723,701	73.8	511,013	68.4
Investment Grade - Upper Medium	150,439	15.3	152,704	20.4
Investment Grade - Lower Medium	3,006	0.3	3,072	0.4
Non-Investment Grade - Speculative	—	—	—	—
Not rated by either agency	4,196	0.5	7,354	1.0
Total municipal bond portfolio	$980,225	100.0	$747,004	100.0

(1)	The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at September 30, 2021 consists of $281.2 million of taxable and $699.0 million of tax-exempt general obligation and revenue bonds.  The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 8. COMPOSITION OF MUNICIPAL SECURITIES

	September 30, 2021		December 31, 2020
(unaudited, dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$697,345	71.1	$518,274	69.4
Revenue	282,880	28.9	228,730	30.6
Total municipal bond portfolio	$980,225	100.0	$747,004	100.0
Municipal bond issuer:
State Issued	$42,522	4.3	$46,843	6.3
Local Issued	937,703	95.7	700,161	93.7
Total municipal bond portfolio	$980,225	100.0	$747,004	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States.  The following table presents the top five states of municipal bond concentration based on total fair value at September 30, 2021:

TABLE 9. CONCENTRATION OF MUNICIPAL SECURITIES

	September 30, 2021
(unaudited, dollars in thousands)	Fair Value	% of Total
Pennsylvania	$219,264	22.4
California	118,270	12.1
Ohio	104,631	10.7
Texas	69,767	7.1
Kentucky	38,893	4.0
All other states	429,400	43.7
Total municipal bond portfolio	$980,225	100.0

(1)	Wesbanco’s municipal bond portfolio contains obligations in the State of West Virginia totaling $35.2 million or 3.6% of the total municipal portfolio.

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

TABLE 10. COMPOSITION OF LOANS (1)

	September 30, 2021		December 31, 2020
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$824,199	8.3	$668,277	6.1
Improved property	4,833,687	48.6	5,037,115	46.0
Total commercial real estate	5,657,886	56.9	5,705,392	52.1
Commercial and industrial	1,435,154	14.4	1,681,182	15.4
Commercial and industrial - PPP	272,060	2.7	726,256	6.6
Residential real estate	1,655,229	16.7	1,720,961	15.7
Home equity	607,735	6.1	646,387	5.9
Consumer	285,101	2.9	309,055	2.8
Total portfolio loans	9,913,165	99.7	10,789,233	98.5
Loans held for sale	32,308	0.3	168,378	1.5
Total loans	$9,945,473	100.0	$10,957,611	100.0
(1)

Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans decreased $876.1 million or 8.1% from December 31, 2020, while they decreased $1.1 billion or 9.8% over the last twelve months.  Most of the loan decrease was due to the forgiveness of $939.7 million of PPP loans during the last twelve months, of which $272.1 million remain in the portfolio as of September 30, 2021.  Excluding PPP loans, total portfolio loans decreased over the last twelve months by 4.9% reflecting the higher than anticipated commercial real estate payoffs, continued low commercial line of credit utilization, and the impact of selling a higher percentage of 1-to-4 family residential mortgage originations in the secondary market. Consumer loan demand also decreased as a result of the pandemic reducing consumer spending.  Slightly offsetting the total decrease was 19.4% of growth in the land and construction portfolio.  This increase is due to $187.1 million of loan reclassifications out of commercial real estate in the third quarter of 2021.  Commercial and industrial loans decreased 13.2%, due to lower overall demand and partially from certain reclassifications into commercial real estate.  Residential real estate loans decreased 7.9% over the last twelve months, due to a greater portion of new originations sold into the secondary market and a greater portion of existing loans refinanced with other banks, while home equity loans experienced lower demand and were also refinanced into first mortgages due to customer preferences for fixed rate loans.  Consumer loans declined due to pricing adjustments for indirect lending as well as refinancing or repayment of existing loans.

Total loan commitments of $3.8 billion, including loans approved but not closed, increased $553.2 million or 17.1% from December 31, 2020 due primarily to increases in availabilities under lines of credit, deposit overdrafts and contingent obligations.  The line utilization percentage for the commercial portfolio was 37.0% at September 30, 2021 compared to 33.9% as of December 31, 2020.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

Loans held for sale at both September 30, 2021 and December 31, 2020 are originated residential mortgages that are committed to be sold into the secondary market.  Loans held for sale decreased by $136.1 million or 80.8% from December 31, 2020 due to additional staffing in the secondary mortgage operations area and a specific effort to accelerate the speed at which the loans are delivered to the investor, as well as more originations held in the loan portfolio in the third quarter.

Wesbanco has participated in the PPP loan program as originally established by the CARES Act. As of September 30, 2021, the Company has funded nearly 11,300 loans totaling $1.2 billion to qualifying small businesses, non-profits and organizations throughout our six-state footprint. The loans carry an interest rate of 1%, are generally for a two-year or five-year maturity, and were originated with a percentage fee paid by the SBA directly to the Bank depending on the size of the loan originated. At September 30, 2021, remaining unaccreted fees, net of deferred origination costs, were $10.4 million.  This total is comprised of $10.1 million remaining on the 2021 originated PPP loans and $0.3 million remaining on the 2020 originated PPP loans. The loans are subject to forgiveness by the SBA under certain defined circumstances, and it is anticipated a high percentage of such loans will meet such requirements (as revised) over the next few quarters, with $825.4 million of 2020 originated PPP loans, or approximately 97% of 2020 PPP loan originations and $114.3 million, or approximately 31% of 2021 PPP loan originations, having been forgiven as of September 30, 2021.

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

Under the CARES Act, Wesbanco modified approximately 3,550 loans totaling $2.2 billion in 2020, of which a total of $132.8 million of commercial loans, representing 1.3% of total portfolio loans remain in deferral as of September 30, 2021.  An additional $97.9 million of commercial loans had various payment terms modified in exchange for enhancements beneficial to the Bank which were permanent improvements to the credit facility.  Changes include an increase in floor rates, increase in guarantors and duration of guarantees and a change in covenants.  None of the aforementioned loans were considered delinquent or on non-accrual status as of September 30, 2021.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2021	December 31, 2020
Non-accrual loans:
Commercial real estate - land and construction	$145	$469
Commercial real estate - improved property	7,572	9,494
Commercial and industrial	5,350	3,302
Residential real estate	17,643	17,925
Home equity	5,061	5,345
Consumer	488	345
Total non-accrual loans (1)	36,259	36,880
TDRs accruing interest:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	382	655
Commercial and industrial	23	111
Residential real estate	3,012	2,779
Home equity	260	363
Consumer	30	19
Total TDRs accruing interest (1)	3,707	3,927
Total non-performing loans	$39,966	$40,807
Other real estate owned and repossessed assets	293	549
Total non-performing assets	$40,259	$41,356
Non-performing loans/total portfolio loans	0.40%	0.38%
Non-performing assets/total assets	0.24%	0.25%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.41%	0.38%

(1)	TDRs on non-accrual of $1.6 million as of September 30, 2021 and $1.8 million as of December 31, 2020, respectively, are included in total non-accrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $0.8 million or 2.1%, from December 31, 2020.  Non-accrual balances have decreased $0.6 million and accruing TDR balance decreased $0.2 million from December 31, 2020 to September 30, 2021.  (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due as of December 31, 2019, as well as other requirements. Based on this guidance, Wesbanco did not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Through September 30, 2021, Wesbanco has offered various deferred payment schedules to commercial and retail customers impacted by the COVID-19 pandemic, depending on the type of loan and the industry-type for commercial loans.

Other real estate owned and repossessed assets decreased to $0.3 million from December 31, 2020. At September 30, 2021 and December 31, 2020, formal foreclosure proceedings were in process on residential real estate loans totaling $1.9 million and $1.8 million at each period, respectively.  As a result of provisions of the CARES Act, certain residential real estate loans are temporarily suspended from entering foreclosure proceedings.  The balance of these loans totaled $3.6 million and $2.3 million at September 30, 2021 and December 31, 2020, respectively.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	September 30, 2021	December 31, 2020
Loans past due 90 days or more:
Commercial real estate - land and construction	$1,256	$288
Commercial real estate - improved property	2,308	2,713
Commercial and industrial	4,781	1,899
Residential real estate	1,746	2,863
Home equity	851	706
Consumer	310	377
Total loans past due 90 days or more	11,252	8,846
Loans past due 30 to 89 days:
Commercial real estate - land and construction	1,731	2,858
Commercial real estate - improved property	10,494	8,948
Commercial and industrial	9,356	6,540
Residential real estate	4,980	7,490
Home equity	3,055	2,754
Consumer	3,066	3,006
Total loans past due 30 to 89 days	32,682	31,596
Total loans 30 days or more past due	$43,934	$40,442
Loans past due 90 days or more and accruing to total portfolio loans	0.11%	0.08%
Loans past due 30-89 days and accruing to total portfolio loans	0.33%	0.29%

Loans past due 30 days or more and accruing interest, excluding non-accruals and TDRs, increased $3.5 million or 8.6% from December 31, 2020.  These loans continue to accrue interest because they are both well-secured and in the process of collection.  Loans 90 days or more past due increased $2.4 million and represented 0.11% and 0.08% of total portfolio loans at September 30, 2021 and December 31, 2020, respectively. Loans 90 days past due increased in the commercial and industrial category due to one $3.2 million loan.  The 30 – 89 days past due category represented 0.33% of total loans at September 30, 2021 and 0.29% at December 31, 2020.  Loans currently modified as permitted by the regulatory authorities and the CARES Act are not included in Tables 13 or 14, as they are not considered past due.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of September 30, 2021, the total allowance for credit losses – loans and commitments was $143.9 million, of which $136.6 million related to loans and $7.3 million related to loan commitments. The allowance for credit losses – loans was 1.38% of total portfolio loans as of September 30, 2021, compared to 1.72% as of December 31, 2020. Excluding PPP loans of $272.1 million, the allowance for credit losses – loans was 1.42% of total portfolio loans as of September 30, 2021, as compared to 1.85% of total portfolio loans at December 31, 2020. As per regulatory guidance, there is no calculated allowance on PPP loans due to their government guarantees by the SBA.

The allowance for credit losses - loans individually-evaluated increased $11.0 million from December 31, 2020 to September 30, 2021.  The population of individually-evaluated loans consisted of eight hotel loans, with a total loan balance of $37.1 million.  These loans were moved to individually-evaluated in the third quarter of 2021.  The allowance for loans collectively-evaluated decreased from December 31, 2020 to September 30, 2021 by $60.2 million.

The allowance for credit losses - loan commitments was $7.3 million at September 30, 2021 as compared to $9.5 million as of December 31, 2020, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of September 30, 2021, the forecast was based upon a blend of two nationally-recognized published economic forecasts through September 30, 2021, and was primarily driven by national unemployment and interest rate spread forecasts. At quarter-end, national unemployment was projected to peak at 4.7%, and subsequently decrease to an average of 4.0% over the remainder of the forecast period. The resurgence in leisure travel continued through September 30, 2021, which led to improvements in debt service coverage and revenue per available room (“RevPAR”) across the hotel portfolio. The improvement in the macroeconomic factors and COVID qualitative factors, including those specifically for the hospitality portfolio, caused the allowance to decrease from December 31, 2020 to September 30, 2021, by $51.4 million.

If forecasted projections of national unemployment remain consistent with the forecast utilized by Wesbanco as of September 30, 2021 throughout the rest of the year, this may result in additional, but less significant, future quarterly decreases in the allowance for credit losses, depending upon other model variables such as qualitative factors specifically for hotels and the COVID-19 pandemic.

Criticized and classified loans were 4.2% of total portfolio loans, decreasing from 4.6% at December 31, 2020. Criticized and classified loans decreased $77.6 million from December 31, 2020 to $417.3 million at September 30, 2021, primarily due to upgrades on certain hospitality loans.  See Footnote 4, “Loans and the Allowance for Credit Losses” for more information.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	September 30, 2021	Percent of Total	December 31, 2020	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$7,264	5.0	$10,841	5.6
Commercial real estate - improved property	81,601	56.7	110,652	56.6
Commercial and industrial	27,201	18.9	37,850	19.4
Residential real estate	14,413	10.0	17,851	9.1
Home equity	699	0.5	1,487	0.8
Consumer	3,747	2.6	6,507	3.3
Deposit account overdrafts	1,680	1.2	639	0.3
Total allowance for credit losses - loans	$136,605	94.9	$185,827	95.1
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$3,679	2.7	$6,508	3.3
Commercial real estate - improved property	318	0.2	712	0.4
Commercial and industrial	1,726	1.2	1,275	0.7
Residential real estate	1,209	0.8	955	0.5
Home equity	52	0.0	45	0.0
Consumer	306	0.2	19	0.0
Total allowance for credit losses - loan commitments	7,290	5.1	9,514	4.9
Total allowance for credit losses - loans and loan commitments	$143,895	100.0	$195,341	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio.  However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category.  Management believes the allowance for credit losses is appropriate to absorb expected losses at September 30, 2021.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Deposits
Non-interest bearing demand	$4,531,958	$4,070,835	$461,123	11.3
Interest bearing demand	3,283,444	2,839,536	443,908	15.6
Money market	1,765,480	1,685,927	79,553	4.7
Savings deposits	2,488,180	2,214,565	273,615	12.4
Certificates of deposit	1,354,252	1,618,510	(264,258)	(16.3)
Total deposits	$13,423,314	$12,429,373	$993,941	8.0

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 206 financial centers.  The FDIC insures deposits up to $250,000 per account.

Total deposits increased by $993.9 million or 8.0% during the first nine months of 2021.  Interest bearing demand deposits, savings deposits, non-interest bearing demand deposits, and money market deposits increased 15.6%, 12.4%, 11.3%, and 4.7%, respectively. The growth in transaction-based accounts is primarily attributable to individual and family stimulus payments, as well as deposits from small businesses obtaining loans from the PPP program, focused retail and business strategies to obtain more account relationships and customers’ overall preferences for shorter-term maturities. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through Wesbanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $647.3 million at September 30, 2021 compared to $513.9 million at December 31, 2020.

Certificates of deposit decreased $264.3 million from December 31, 2020 to September 30, 2021 due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco.  The decline was also impacted by customer run-off of higher cost certificates of deposit from the OLBK acquisition and customer preferences for transaction account types.  Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $45.9 million in outstanding balances at September 30, 2021, compared to $42.6 million in total outstanding balances at December 31, 2020. Certificates of deposit greater than $250,000 were approximately $329.6 million at September 30, 2021 compared to $381.7 million at December 31, 2020. Certificates of deposit of $100,000 or more were approximately $701.9 million at September 30, 2021 compared to $843.2 million at December 31, 2020.  Certificates of deposit totaling approximately $893.7 million at September 30, 2021 with a cost of 0.50% are scheduled to mature within the next 12 months.  Wesbanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits.  From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Federal Home Loan Bank Borrowings	$208,940	$549,003	$(340,063)	(61.9)
Other short-term borrowings	152,546	241,950	(89,404)	(37.0)
Subordinated debt and junior subordinated debt	167,711	192,291	(24,580)	(12.8)
Total	$529,197	$983,244	$(454,047)	(46.2)

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. During the first nine months of 2021, $340.1 million in available liquidity was used for FHLB borrowings maturities and other principal pay-downs with an average cost of 2.40%. There were no new FHLB advances during the period.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $152.5 million at September 30, 2021 compared to $242.0 million at December 31, 2020.  The decrease in these borrowings is primarily due to an $89.4 million decrease in callable repurchase agreements and overnight sweep checking accounts. The decrease in callable repurchase agreements is due to moving certain customer relationships to interest-bearing demand deposits. There were no outstanding federal funds purchased at either September 30, 2021 or December 31, 2020.

Subordinated debt and junior subordinated debt balances decreased by $24.6 million or 12.8% from the third quarter of 2020 to the third quarter of 2021.  This decrease is due specifically to the early redemption of the Your Community Bank (“YCB”) subordinated debt in the middle of September.  In addition, it was previously announced that Wesbanco will be redeeming the $35.0 million OLBK subordinated debt in the fourth quarter of 2021.

Wesbanco renewed a revolving line of credit in August 2021, which is a senior obligation of the parent company, with another financial institution.  This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either September 30, 2021 or December 31, 2020.

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

CAPITAL RESOURCES

Shareholders' equity decreased $32.8 million or 1.2% from $2.8 billion at December 31, 2020.  The decrease resulted from the repurchase of common shares totaling $128.0 million, the declaration of common and preferred shareholder dividends totaling $65.1 million and $7.6 million, respectively, and a $26.9 million other comprehensive loss for the nine months ended September 30, 2021 exceeding net income during the current nine-month period of $188.1 million. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.33 per share in February, representing a 3.1% increase over the prior quarterly rate and a cumulative 136% increase since 2010.

Wesbanco purchased 3,643,656 shares of its common stock on the open market at a total cost of $128.0 million, or $35.13 per share during the nine-month period ended September 30, 2021 under current share repurchase authorizations. The Board of Directors approved an additional stock repurchase plan for the purchase of up to 3.2 million shares on August 26, 2021, which was in addition to prior plans that were utilized during the quarter. At September 30, 2021, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 2,960,801 shares.

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

On May 19, 2021, Wesbanco granted 147,200 stock options to selected officers at an exercise price of $38.78. These options are service-based and vest 50% at May 19, 2022 and 50% at December 31, 2022. On the same date, Wesbanco issued 122,656 shares of time-based restricted stock to selected officers and directors and 17,571 shares of performance-based restricted stock to selected officers. The time-based restricted shares are service-based and cliff-vest 36 months from the date of grant. The performance-based restricted shares have a three-year performance period beginning on January 1, 2022, based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national set of peer financial institutions.

On June 24, 2021, Wesbanco issued an additional 6,165 shares of time-based restricted stock to directors. These time-based restricted shares are service-based and cliff-vest 36 months from the date of grant.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios.  At September 30, 2021, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of September 30, 2021, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $253.7 million from the Bank.  Wesbanco expects to continue to improve its consolidated and Bank capital ratios as necessary over time, to fund organic growth and acquisitions, primarily from retaining a majority of its earnings.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at September 30, 2021 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized”, as the capital benefit approximated 25 to 40 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			September 30, 2021			December 31, 2020
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,607,960	10.10%	$636,839	$1,617,413	10.51%	$510,306
Common equity Tier 1	4.50%	6.50%	1,463,476	12.91%	510,274	1,472,929	13.40%	494,529
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,607,960	14.18%	680,366	1,617,413	14.72%	659,372
Total capital to risk-weighted assets	8.00%	10.00%	1,856,275	16.38%	907,154	1,931,414	17.58%	879,162
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,605,464	10.10%	$635,854	$1,536,609	10.00%	$614,792
Common equity Tier 1	4.50%	6.50%	1,605,464	14.21%	506,792	1,536,609	14.04%	492,549
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,605,464	14.21%	675,723	1,536,609	14.04%	656,732
Total capital to risk-weighted assets	8.00%	10.00%	1,695,778	15.01%	900,964	1,685,610	15.40%	875,643

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands.  The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 57.9% at September 30, 2021 and deposit balances funded 79.5% of assets.

The following table lists the sources of liquidity from assets at September 30, 2021 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$1,121,116
Securities with a maturity date within the next year and callable securities	239,028
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	693,052
Loans held for sale	32,308
Accruing loans scheduled to mature	1,160,888
Normal loan repayments	2,218,268
Total sources of liquidity expected within the next year	$5,464,660

(1)	Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.4 billion at September 30, 2021. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $893.7 million at September 30, 2021, which includes jumbo regular certificates of deposit totaling $448.1 million with a weighted-average cost of 0.59%, and jumbo CDARS® deposits of $8.8 million with a weighted-average cost of 1.79%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $4.0 billion and $3.6 billion at September 30, 2021 and December 31, 2020, respectively.  The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation.  Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At September 30, 2021, the Bank had unpledged available-for-sale securities with an amortized cost of $1.0 billion, or 35.6% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings.  A significant portion of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015, to a total of $1.6 billion at September 30, 2021.  Wesbanco’s held-to-maturity portfolio currently contains $793.2 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio.  If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at September 30, 2021.  Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at September 30, 2021, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $152.5 million at September 30, 2021 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased.  There has been a decrease in average balances of overnight sweep checking accounts during the first nine months of 2021, primarily from the movement of overnight sweep checking accounts to transaction account deposits to reduce pledging.  The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $148.2 million in cash on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at September 30, 2021.  Wesbanco is in compliance with all applicable loan covenants.  There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2021, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $253.7 million from the Bank.  Management believes these are appropriate levels of cash for the parent company given the current environment.  Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $3.7 billion and $3.0 billion at September 30, 2021 and December 31, 2020, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 10, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

LIBOR TRANSITION

The London Interbank Offered Rate (“LIBOR”) is a widely used short-term reference interest rate benchmark for variable rate loans and securities, borrowings, and interest rate hedge/swap transactions.  In July of 2017, the U.K. Financial Conduct Authority (“FCA”) announced the discontinuation of LIBOR after certain banks provided purported interest rate figures which did not truly reflect the rate at which they could borrow.  In addition to FCA, as early as 2014, financial institution regulators and the Federal Financial Institutions Examination Council (“FFIEC”) began to work to develop a uniform approach to the phase-out of LIBOR because the continued reliance on LIBOR could present systematic risk to financial institutions. The Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“AARC”) to identify alternative reference rates to LIBOR.  The AARC released consultations on contractual fallback language to prepare for the transition away for LIBOR and on June 22, 2017, identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to LIBOR.

On July 1, 2020, the FFIEC issued a Joint Statement on Managing the LIBOR Transition to further explain that new financial contracts should either utilize a reference rate other than LIBOR or have robust fallback language that defines an alternative reference rate after LIBOR’s discontinuation.  The FFIEC statement encouraged supervised financial institutions to continue their efforts to prepare for the change and address the risks associated with the LIBOR transition.

On November 6, 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation (collectively, the “Agencies”) issued a statement providing that a financial institution may use any reference rate for its loans that the financial institution determines to be appropriate for its funding model and customer needs.

Thereafter, on November 30, 2020, the Agencies issued an additional joint statement encouraging financial institutions to continue to transition away from LIBOR as soon as practicable, but no later than December 31, 2021.  Given the risks associated with the use of LIBOR, the Agencies stated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks.

On March 5, 2021, the U.K. FCA and Intercontinental Exchange (“ICE”) Benchmark Administration announced that the publication of the overnight, as well as, the one, three, six, and twelve month LIBOR rates will continue to be published through June 30, 2023, which will provide additional time to wind down or renegotiate existing contracts that reference LIBOR.

On October 20, 2021, the Agencies with the Consumer Financial Protection Bureau, National Credit Union Administration, and State Bank and Credit Union Regulators, issued an additional Joint Statement on Managing the LIBOR Transition to once again emphasize the expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR.  The statement confirmed that entering into new contracts, including derivatives that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks, including litigation, operational, and consumer protection risks.

As early as 2018, in anticipation of the potential discontinuance of LIBOR, Wesbanco established a LIBOR transition committee to effectively manage the Company’s transition away from LIBOR in two phases. The first phase included adding additional fallback language to loan documents to allow Wesbanco to replace LIBOR with an equivalent rate index plus the margin to ensure the resulting interest rate is the same as it previously was using LIBOR.  Also, as part of the first phase,  Wesbanco began quoting to the Treasury Rate published by the Federal Reserve Board instead of the ICE LIBOR Swap Index (which is tied to LIBOR) when repricing certain term loans and originating new loans. The second phase consists of working to continue to transition existing adjustable-rate loans that fluctuate monthly or periodically that are tied to LIBOR or the ICE LIBOR Swap Index. Wesbanco is tracking the dollar amount and number of loans tied to LIBOR or the ICE LIBOR Swap Index, monitoring current industry trends, and working with legal counsel to ensure the smooth transition away from LIBOR.  As of September 30, 2021, Wesbanco had a total of $1.9 billion in loans tied to either LIBOR or the ICE LIBOR Swap index, of which $1.5 billion have a maturity date after June 30, 2023. As referenced above, the U.K. FCA and ICE Benchmark Administration has extended the date of publication of certain tenors of LIBOR through June 30, 2023, giving existing LIBOR based contracts time to mature.  However, in compliance with and based upon the Agencies Joint Statements referenced above, Wesbanco will not be offering LIBOR for new contracts after December 31, 2021. Accordingly, Wesbanco has initially chosen the One Month Term Secured Overnight Financing Rate (“1M Term SOFR”), which is published by the Chicago Mercantile Exchange (“CME”), as an alternative replacement rate for LIBOR.  Wesbanco may also continue to utilize the Wall Street Journal Prime Rate, the Treasury Rates, and other indexes as part of its lending program.  System and process updates are being made to enable the use of the 1M Term SOFR for new loan production by the end of 2021 in accordance with regulatory guidelines. At a date in the future, prior to the cessation of the publication of the one month LIBOR, Wesbanco will transition all remaining LIBOR based loans to the replacement index after notification to the impacted borrowers.

With respect to its back-to-back swap program, Wesbanco worked with its swap counterparty customers to institute and accept the International Swaps and Derivatives Association 2020 Interbank Offered Rate Fallbacks Protocol ("ISDA 2020 IBOR Protocol") to address LIBOR cessation in swap transactions.  Moreover, Wesbanco has initially chosen 1M Term SOFR as its replacement index for new loans in the bank’s back-to-back swap program.  The LIBOR transition committee, in consultation with market participants, expects the market for Term SOFR derivatives to be actively engaged prior to the end of 2021, allowing the program to meet the Agencies timeline of December 31, 2021.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model.  Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period.  The table below indicates Wesbanco’s interest rate sensitivity at September 30, 2021 and December 31, 2020, assuming the above-noted interest rate increases, as compared to a base model.  In the current interest rate environment, particularly for short-term rates, the 100 – 300 basis points decreasing changes for September 30, 2021 and December 31, 2020 are not shown due to the unrealistic and/or negative yield nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2021	December 31, 2020	Guidelines
+300	15.9%	15.3%	(15.0%)
+200	10.7%	10.3%	(10.0%)
+100	5.7%	5.5%	(7.5%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios.  Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates.  The following table presents these results and Wesbanco’s policy limits as of September 30, 2021 and December 31, 2020. Changes in EVE sensitivity since year-end 2020 relate to the increase in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	September 30, 2021	December 31, 2020	Guidelines
+300	5.0%	13.4%	(30.0%)
+200	3.7%	10.6%	(20.0%)
+100	3.6%	7.1%	(10.0%)

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

Management is aware of the significant effect that inflation or deflation has upon interest rates and ultimately upon financial performance.  Wesbanco’s ability to cope with inflation or deflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of non-interest income and expense during periods of increasing or decreasing inflation or deflation. Wesbanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation or deflation on net interest income.  Management also controls the effects of inflation or deflation by conducting periodic reviews of the prices, costs and terms of its various products and services, as well as competitive factors, by approving new products and services or adjusting the terms and availability of existing products and services.  Over the last few months of the third quarter, inflation has been trending higher and has impacted the cost of labor and purchased goods and services.  Wesbanco is also monitoring the potential impact that inflation is having on multifamily properties as proposed rental rate caps and controls are put in place in areas across Wesbanco’s footprint.

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

CHANGES IN INTERNAL CONTROLS— During the third quarter of 2021, the Company completed the conversion of its legacy core banking system into a new core banking platform.  This upgrade included enhancements to the loan and deposit areas, as well as digital banking and the general ledger, among others.  As a result of the conversion, there were certain changes to processes and procedures, which have materially affected, or are reasonably likely to have materially affected, the Company's internal control over financial reporting since management's last assessment of the Company's internal control over financial reporting, which was completed as of June 30, 2021.

There have been no other changes in the Company's internal control over financial reporting during the most recently completed quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2021, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on August 26, 2021 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time.

Other repurchases in the third quarter included those for the KSOP and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (3)
Balance at June 30, 2021				1,899,216

July 1, 2021 to July 31, 2021	591,830	$34.47	566,474	1,332,742
August 1, 2021 to August 31, 2021	811,192	$33.75	808,196	3,724,546
September 1, 2021 to September 30, 2021	765,009	$32.19	763,745	2,960,801
Total	2,168,031	$33.40	2,138,415	2,960,801

(1)

Total shares purchased consist of open market purchases transacted for employee benefit and dividend reinvestment plans, purchases from employees for the payment of withholding taxes to facilitate a stock compensation transaction and open market purchases for general corporate purposes.

(2)	Represents only open market repurchases for general corporate purposes.
(3)	Reflects the impact of an additional 3.2 million shares approved on August 26, 2021.

ITEM 6. EXHIBITS

10.1

Consulting Agreement, dated as of September 1, 2021, by and between Wesbanco, Inc. and Robert H. Young (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 2, 2021).

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

WESBANCO, INC.

Date: November 8, 2021	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	/s/ Robert H. Young
Robert H. Young
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)