Form 10-K
period 2021-12-31
WESBANCO INC
filed 2022-02-28
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2021, determined using a per share closing price on that date of $35.63, was $2,216,081,640.

As of February 16, 2022, there were 61,310,787 shares of Wesbanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Wesbanco, Inc.’s definitive proxy statement which will be filed by April 30, 2022 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2022 are incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2021, Wesbanco operated one commercial bank: Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”). The Bank has 206 branches and 203 ATM machines located in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. Total assets of Wesbanco as of December 31, 2021 approximated $16.9 billion. Wesbanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment is approximately $5.6 billion as of December 31, 2021. These assets are held by Wesbanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Wesbanco also offers additional services through its non-banking subsidiaries:

Wesbanco Insurance Services, Inc. (“Wesbanco Insurance”), a wholly-owned subsidiary of Wesbanco Bank, is a multi-line insurance agency specializing in property, casualty, life and title insurance, with benefit plan sales and administration for personal and commercial clients.

Wesbanco Securities, Inc. (“Wesbanco Securities”) is a full service broker-dealer, which also offers discount brokerage services.

Wesbanco Asset Management, Inc., a wholly-owned subsidiary of Wesbanco Bank, holds certain investment securities and loans in a Delaware-based subsidiary.

Wesbanco Properties, Inc. holds certain commercial real estate properties. The commercial property is leased to Wesbanco Bank and to certain non-related third parties.

Kentuckiana Real Estate Holdings, LLC, and Southern Indiana Real Estate Holdings, LLC, are Indiana and Kentucky-based limited liability corporations that hold certain real estate properties in those markets. In addition, FAH, LLC, WSB Realty, LLC and Flagship Acquisitions Trust, which were acquired in the Old Line Bancshares, Inc. ("OLBK") acquisition and are Maryland limited liability corporations, hold certain real estate properties located in the Maryland area. Each of these entities is a wholly owned subsidiary of Wesbanco Bank.

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

Wesbanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds.” The fund family is comprised of the WesMark Large Company Fund, the WesMark Balanced Fund, the WesMark Small Company Fund, the WesMark Government Bond Fund, the WesMark West Virginia Municipal Bond Fund, and the WesMark Tactical Opportunity Fund.

As of December 31, 2021, none of Wesbanco’s subsidiaries were engaged in any operations in foreign countries, and only one had any transactions with customers in foreign countries. The Bank also provides letters of credit internationally for certain domestic customers and provides international wire services through a third-party correspondent bank.

WEBSITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of Wesbanco’s electronic filings for 2021 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on Wesbanco’s website,

www.wesbanco.com, through the “Investors” link as soon as reasonably practicable after Wesbanco files such material with, or furnishes it to, the SEC. Wesbanco’s SEC filings are also available through the SEC’s website at www.sec.gov.

Upon written request of any shareholder of record on December 31, 2021, Wesbanco will provide, without charge, a printed copy of this 2021 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: John Iannone, Wesbanco, Inc., 1 Bank Plaza, Wheeling, West Virginia 26003 (304) 905-7021.

HUMAN CAPITAL RESOURCES

At December 31, 2021, we employed 2,389 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was over 9 years while the average tenure of our executive officers was over 16 years. None of our employees are represented by collective bargaining agreements. We believe our relations with our employees is very good. The safety and care of our employees and their families as well as their communities is paramount for us.

Of our total employees, 9% or 216 were minorities with 88 of those officers 8.2%. Of our total officers of 1076, 581 or 54.0% were women. Our turnover rate for 2021 was 23.03%, notwithstanding the completion of a data conversion of a recently acquired bank. Our turnover rate for officers was just 5.47% for 2021.

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

Wesbanco has been a leader in its communities for over 150 years, and we want to continue to take a leadership role by noting our stance for equality. We are a group of diverse backgrounds and ethnicities, and share the same values of dignity and respect for our co-workers, customers, and fellow community members. We have been able to enhance our diversification through the retention of many of the employees we have acquired through our acquisition strategy who bring a strong skill set and a diverse background. WesBanco ensures diversity in our workforce representation by reflecting the makeup of the community it serves.

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

Our hope is that this not only helps us evolve and grow as a company but that it also spreads to all of our other community efforts. In fact, during the past year alone, Wesbanco has made over $0.9 million of philanthropic donations in support of our communities across our footprint. Further, our employees are equally generous, providing technical assistance services and financial education to non-profit organizations and area schools that resulted in more than 11,600 volunteer hours in 2021.

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

Under the BHCA, prior Federal Reserve Board approval is required for Wesbanco to acquire more than 5% of the voting stock of any bank. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low- and moderate-income neighborhoods, consistent with safe and sound operation of the bank under the CRA.

HOLDING COMPANY REGULATIONS

As indicated in “Item 1. Business-General”, Wesbanco has one state-chartered bank subsidiary, Wesbanco Bank, as well as four non-bank subsidiaries (excluding capital trusts). The subsidiary bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary bank with the parent and any non-bank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary bank. “Covered transactions” include loans or extensions of credit to an affiliate (including repurchase agreements), purchases of or investments in securities issued by an affiliate, purchases of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, certain transactions that involve borrowing or lending securities, and certain derivative transactions with an affiliate. Such covered transactions between the subsidiary bank and any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary bank’s capital and surplus. Furthermore, such loans or extensions of credit, guarantees, acceptances and letters of credit, and any credit exposure resulting from securities borrowing or lending transactions or derivatives transactions, are required to be secured by collateral at all times in amounts specified by law. In addition, all covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to Wesbanco’s shareholders. For the year ended December 31, 2021, Wesbanco declared cash dividends to its preferred and common shareholders of approximately $95.8 million.

As of December 31, 2021, Wesbanco Bank was “well capitalized” under the definition in Section 324.403 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 324.403 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. Effective January 1, 2016, Wesbanco Bank and Wesbanco became subject to “capital conservation buffer” rules, phased in over a four year period which ended in 2019, which requires Wesbanco and Wesbanco Bank to have capital levels above the regulatory minimums to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2021, under West Virginia and FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $161.9 million from Wesbanco Bank. Additional information regarding dividend restrictions is set forth in Note 22, “Regulatory Matters,” in the Consolidated Financial Statements.

On February 24, 2009, the Federal Reserve Division of Banking Supervision and Regulation issued Supervisory Letter SR 09-4, “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies,” providing direction to bank holding companies on the payment of dividends, capital repurchases and capital redemptions. Although the letter largely reiterates longstanding Federal Reserve supervisory policies, it emphasizes the need for a bank holding company to review various factors when considering the declaration of a dividend or taking action that would reduce regulatory capital provided by outstanding financial instruments. These factors include the potential need to increase loan loss reserves, write down assets and reflect declines in asset values in equity. In addition, the bank holding company should consider its past and anticipated future earnings, the dividend payout ratio in relation to earnings, and adequacy of regulatory capital before any action is taken. The consideration of capital adequacy should include a review of all known factors that may affect capital in the future. On July 24, 2020, Attachment C was added to SR 09-4 to provide greater clarity regarding the situations in which holding companies may expect an expedited consultation under the process described in SR 09-4. Generally, a holding company considering paying a dividend in excess of earnings for the period (1) must have net income available over the past year sufficient to fully fund dividends, (2) is not considering stock repurchases or redemptions in the current quarter, (3) does not have any concentrations in commercial real estate lending that exceed supervisory thresholds, and (4) is in good supervisory condition, to receive this expedited consultation.

In certain circumstances, defined by regulation relating to levels of earnings and capital, advance notification to, and in some circumstances, approval by the regulator could be required to declare a dividend or repurchase or redeem capital instruments.

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. Beginning in 2019, Wesbanco Bank is considered to be a large bank for the purposes of the premium calculation because its total assets exceed $10 billion, and it is therefore subject to more continuous oversight by the FDIC. Large banks are subject to a more complex insurance premium calculation with additional loan-related and other risk factors involved which leads to an overall higher rate as compared to that of smaller banks. In 2021, Wesbanco Bank paid or accrued deposit insurance premiums of $4.5 million, compared to $6.7 million and $2.1 million in 2020 and 2019, respectively. The decrease in 2021's premiums was due to lower quarterly assessment rates from more favorable financial ratios used in the rate calculation, particularly those related to high risk assets. In addition, a $1.0 million refund was received in the second quarter of 2021 resulting from prior period call report adjustments.

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

As of December 31, 2021, Wesbanco’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 12.77%, 14.05%, and 15.91%, respectively. Wesbanco made a timely permanent election to exclude accumulated other comprehensive income from regulatory capital. As of December 31, 2021, Wesbanco Bank’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 13.60%, 13.60% and 14.31%, respectively, all in excess of the minimum requirements. Neither Wesbanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2021, Wesbanco’s leverage ratio was 10.02% and the Bank’s leverage ratio was 9.68%.

As of December 31, 2021, Wesbanco had $132.9 million in junior subordinated debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $130.0 million underlying such junior subordinated debt were included in Tier 2 capital as of December 31, 2021, in accordance with regulatory reporting requirements. In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, permits bank holding companies with consolidated assets of less than $15 billion, which Wesbanco was through September 30, 2019, to continue counting existing trust preferred securities as Tier 1 capital until they mature. The final Basel III capital rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions of less than $15 billion in size, subject to a 25% limit of Tier 1 capital. The amount of trust preferred securities and certain other elements in excess of the 25% limit may be included in Tier 2 capital, subject to restrictions. As of December 31, 2021, Wesbanco’s total assets were above $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits. For more information regarding trust preferred securities, please refer to Note 11, “Subordinated and Junior Subordinated Debt” in the Consolidated Financial Statements.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a common equity Tier 1 ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio or common equity Tier 1 ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2021, as noted above in “Capital Requirements,” Wesbanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

An interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. This interim final rule was effective April 1, 2014 and did not have a material impact on Wesbanco for the year ended December 31, 2021.

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

Additionally, section 165(i)(2) of the Dodd-Frank Act, as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act (the "EGRRCPA"), requires annual company-run stress tests for bank holding companies with total consolidated assets greater than $100 billion.

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

Publicly traded companies are required by the Dodd-Frank Act to give shareholders an advisory vote on executive compensation, and, in some cases, golden parachute arrangements. Further, SEC and NASDAQ rulemaking under the Dodd-Frank Act requires NASDAQ-listed companies to have a compensation committee composed entirely of independent directors. Wesbanco’s Compensation Committee members currently satisfy the independence criteria. The Dodd-Frank Act also called for regulators to issue new rules relating to incentive-based compensation arrangements deemed excessive, and proxy access by shareholders. The SEC has issued proposed rules relating to excessive compensation arrangements that have not been finalized.

All banks and other insured depository institutions now have increased authority to open new branches across state lines (discussed above under “Item 1. Business—Supervision and Regulation”). A provision authorizing insured depository institutions to pay interest on certain business checking accounts may increase Wesbanco’s interest expense. The Consumer Financial Protection Bureau, a federal agency created by the Dodd-Frank Act, has the authority to write rules implementing numerous consumer protection laws applicable to all banks (discussed below under “Item 1. Business—Consumer Protection Laws”).

CORONAVIRUS RELIEF

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. Building upon the provisions of the CARES Act, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“Economic Aid Act”) was signed into law on December 27, 2020. The Economic Aid Act was drafted in response to the continuing effects of the pandemic on the economy and provided for extensions and amendments to many features of the CARES Act. A third measure of coronavirus relief was passed by Congress on March 11, 2021, in the form of the American Rescue Plan Act ("ARP Act"). The ARP Act provided for additional stimulus funds, extended unemployment benefits and various other financial benefits to individuals and businesses. In the future, it is possible that Congress will enact additional COVID-19 response legislation, including further amendments to the CARES Act, Economic Aid Act or ARP Act or other new bills comparable in scope to these Acts. The Company continues to assess the impact of these Acts and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

The CARES Act amended the loan program of the U.S. Small Business Administration (the "SBA"), in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (“PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. The passage of the Economic Aid Act further reauthorized lending, providing for a new pool of available funds under the PPP loan program through March 31, 2021, and among other things, modified the provisions related to making PPP loans and the forgiveness of such loans. The Second Draw PPP loan program provides additional assistance to borrowers who previously received a SBA PPP loan under the CARES Act provisions, subject to certain conditions. The passage of the ARP Act in March 2021 further added to the pool of available funds and extended the application deadline to May 31, 2021. As a participating lender in the PPP loan program, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

The CARES Act permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Economic Aid act further extended the relief granted by the CARES Act for TDRs by one year to December 31, 2021. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications. See Note 1 and Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about the COVID-19-related loan modifications completed by the company.

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

Concurrent with the enactment of the CARES Act, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provided financial institutions that adopted CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Please see Note 22, “Regulatory Matters” for more information.

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

The Dodd-Frank Act also directed the CFPB to integrate the mortgage loan disclosures under TILA and RESPA. The CFPB issued new integrated disclosures rules (“TRID”), which became effective October 3, 2015 and have combined the prior good faith estimate and truth in lending disclosure form into a new form, the loan estimate. They have also combined the HUD-1 and final truth in lending disclosure forms into a new form, the closing disclosure. The rule is extremely complex, contains significant uncertainties as to penalties, some of which can be quite material, contains prohibitions against correcting even technical mistakes, creates uncertainty regarding last minute changes in the transaction and has triggered significant ambiguity in compliance. Thus for covered transactions and most closed-end consumer credit transactions secured by real property, the TRID rules have presented significant and ongoing challenges to real estate lenders. The CFPB issued an interpretive rule in August 2021 providing greater flexibility under the TRID rules, which helped ease some of the challenges that real estate lenders like the Bank face. The rule, however, relates only to the on-going COVID pandemic.

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

Community development and compliance with the CRA are vital and integrated components of the banking business at Wesbanco Bank. Wesbanco is committed to helping our communities thrive and prosper by being a leader in community development. The foundation of our values is grounded in our belief that the success of our communities is fundamental to the success of our company. Wesbanco has proven to be a leader in the community by providing loans, deposits and other banking services that are responsive to the financial needs of the community. The CRA requires Wesbanco Bank’s primary federal bank regulatory agency, the FDIC, to assess Wesbanco Bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. On December 19, 2019, the FDIC assigned a rating of “Outstanding” for the Bank’s community development performance for the period of October 2016 through July 2019. This is the highest rating awarded by federal regulators and the 2019 exam represented the Bank’s seventh consecutive “Outstanding” CRA rating. The FDIC is expected to conduct the Bank’s next CRA examination in 2022. Wesbanco Bank also received the “America Saves Designation of Savings Excellence for Banks,” a designation from America Saves that recognizes banks that went above and beyond to encourage people to save money during America Saves Week 2021. Wesbanco has been an active participant in America Saves Week since its inception in 2007 and this was Wesbanco’s sixth consecutive designation for savings excellence. The Wesbanco Bank Community Development Corporation (“Wesbanco CDC”), an affiliate of Wesbanco Inc., was nationally recognized by the American Bankers Association Foundation ("ABA Foundation") with a 2021 Community Commitment Award. In recognition of its strong performance and outreach, the ABA Foundation recognized Wesbanco CDC's New Markets Loan Program as the winner of the Community and Economic Development category. The Wesbanco CDC has received four allocations of New Markets Tax Credits, leveraging those funds to make over 200 loans totaling nearly $151 million for the benefit of businesses located in low-income, distressed communities.

To achieve this level of success, in addition to providing a wide variety of conventional loan and deposit products, the Bank partners with a number of governmental and non-profit agencies to provide special programs to assist customers, especially low- and moderate-income customers, achieve their financial goals. For example, Wesbanco Bank leverages its membership in the Federal Home Loan Bank to sponsor Affordable Housing Program grant applications for non-profit organizations and developers of affordable housing, assistance through the First Front Door down payment program, Banking on Business loans for small businesses that may not be approved for conventional bank financing, and loans through the Community Lending Program. Additionally, Wesbanco has developed its own loan and deposit products to provide financing and savings options with innovative and flexible terms to meet identified needs. Wesbanco has also been a leader in providing community development lending within its CRA assessment areas. In the past five years, the Bank originated over $1.5 billion in community development loans, returning credit and capital to communities throughout our footprint. At the heart of Wesbanco Bank’s successful community development program is its commitment of time and resources to the communities it serves. Employees provide thousands of hours of technical assistance or financial education to organizations and agencies that promote community development and Wesbanco has deployed hundreds of thousands of dollars in philanthropic donations to worthy organizations serving local communities throughout its footprint.

The three primary banking regulators continue to prioritize CRA modernization in their respective regulatory agendas and have committed to working together to issue a joint interagency proposal, which is likely to be released in 2022.

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

On December 22, 2020, the SEC adopted a new rule to govern investment adviser advertisements and payments to solicitors. The rule replaces the current advertising rule’s broadly drawn limitations with principles-based provisions designed to accommodate the continual evolution and interplay of technology and advice, and includes tailored requirements for certain types of advertisements. For example, the rule requires advisers to standardize certain parts of a performance presentation in order to help investors evaluate and compare investment opportunities, and includes tailored requirements for certain types of performance presentations. Advertisements that include third-party ratings are required to include specific disclosures to prevent them from being misleading. The rule also permits the use of testimonials and endorsements, which include traditional referral and solicitation activity, subject to certain conditions.

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

RISKS RELATED TO THE ECONOMY AND OTHER EXTERNAL FACTORS, INCLUDING REGULATION

Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.

There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses and undermine our strategies. In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with many key risk types, we have developed and continue to enhance processes to embed climate risk considerations into our risk management strategies established for risks such as market, credit and operational risks; however, because the timing and severity of climate change may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure.

The ongoing COVID-19 pandemic is adversely affecting THE OPERATIONS OF us and our customers.

The continued spread of COVID-19 and the potential for further variants to develop has created a global public-health crisis that has resulted in widespread volatility and deteriorations in household, business, economic, and market conditions. This pandemic has caused many state governments to enact social distancing requirements, which have adversely impacted the economy due to the vast restrictions and forced closures of non-essential businesses during the quarantine periods. As a result, many of our customers have been adversely affected by business closures, staffing issues and/or other business restrictions. Accordingly, COVID-19 may result in a significant decrease in our customer’ business and/or cause our customers to be unable to meet existing payment or other obligations to us. These adverse impacts on the businesses of our customers could cause a material adverse effect to our business, financial condition, and results of operations.

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank serves both individuals and business customers primarily throughout West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. The substantial majority of Wesbanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of Wesbanco are affected by local and regional economic conditions, as well as national economic conditions. A downturn in these economies could have a negative impact on Wesbanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of Wesbanco’s loan portfolio requiring Wesbanco to charge-off a higher percentage of loans and/or increase its allowance for credit losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by Wesbanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result, the Bank may have to borrow funds at higher rates in order to meet liquidity needs. Volatility in oil and gas prices has reduced shale gas activity in West Virginia, Ohio and Pennsylvania, which has somewhat negatively impacted local and regional economic conditions, affecting both commercial and retail customers, resulting in lower oil and gas related royalty deposits and potential credit deterioration in the loan portfolio.

MARKET VOLATILITY AND PROLONGED PERIODS OF ECONOMIC STRESS MAY AFFECT WESBANCO’S CAPITAL AND LIQUIDITY.

The COVID-19 pandemic has caused volatility in financial markets and could potentially cause prolonged periods of economic stress. This may result in decreased capital and liquidity. In addition to the potential affects from negative economic conditions noted above, Wesbanco instituted a program to help COVID-19 impacted customers in 2020. This program allowed for up to a 180 day deferral of loan principal and/or interest payments as long as the customer met certain requirements. If these deferrals are not effective in mitigating the effect of COVID-19 on our customers, it may adversely affect our business and results of operations more substantially over a longer period of time as additional deferrals may need to be granted on a case-by-case basis. Although the economy has recovered during 2021, if the economic situation would further deteriorate, federal and state regulators may consider taking actions such as suspension of dividends and other capital distributions in order to conserve banking industry capital and retain lending capacity, which could adversely impact our business.

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operation, as well as our regulatory capital and liquidity ratios depends on future pandemic-related developments, which are somewhat uncertain and cannot be predicted, including the scope and duration of the pandemic and the efficacy of actions taken to date by governmental authorities and other third parties in response to the pandemic.

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

As of December 31, 2021, Wesbanco had $132.9 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $130.0 million underlying such junior subordinated debt were previously included in Tier 1 capital in accordance with regulatory reporting requirements prior to December 31, 2019. Rules issued in 2013 generally exclude trust preferred securities from Tier 1 capital beginning in 2015. A grandfather provision permitted bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until maturity. As of December 31, 2019, Wesbanco’s assets were greater than $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits.

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

Regulation of Wesbanco and its subsidiaries is expected to continue to expand in scope and complexity in the future. These laws are expected to have the effect of increasing Wesbanco’s costs of operating and reducing its revenues, and may limit its ability to pursue business opportunities or otherwise adversely affect its business and financial condition. The Dodd-Frank Act and other laws, as well as rules implementing or related to them, may adversely affect Wesbanco. Specifically, any governmental or regulatory action having the effect of requiring Wesbanco to obtain additional capital or increase short-term liquidity could reduce earnings and have a material dilutive effect on current shareholders, including the Dodd-Frank Act source of strength requirement that bank holding companies make capital infusions into a troubled subsidiary bank. Legislation and regulation of debit card fees, credit cards and other bank services, as well as changes in Wesbanco’s practices relating to those and other bank services, may affect Wesbanco’s revenue and other financial results. Additional information about increased regulation is provided in “Item 1. Business” under the headings “Supervision and Regulation,” “Holding Company Regulations,” “Capital Requirements,” “Dodd-Frank Act,” and “Consumer Protection Laws.”

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

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT WESBANCO’S BANKING BUSINESS.

Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond Wesbanco’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Wesbanco Bank’s net interest income can be affected significantly by changes in market interest rates and the shape of the yield curve. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases, as it did in 2021. The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly beginning in 2020 and these rates have stayed at these lower levels through 2021. We expect that these reductions in interest rates will continue to adversely affect our net interest income, margins and our profitability, although federal funds and market rate increases are expected to occur in 2022 and future periods. The Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place and with an asset-sensitive balance sheet at year-end that should benefit net interest income as interest rates increase, Wesbanco cannot be certain that changes in interest rates or the shape of the interest rate yield curve will not negatively impact its results of operations or financial position.

In the current low rate and relatively flat yield curve environment and with Wesbanco’s cost of funds for banking operations at very low levels, future loan and investment yield decreases may not be offset by further cost of funds decreases. Cost of funds may alternatively increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and borrowings from the Federal Home Loan Bank (FHLB), correspondent banks, and other wholesale borrowing sources. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

INTEREST RATES ON WESBANCO’S OUTSTANDING FINANCIAL INSTRUMENTS MIGHT BE SUBJECT TO CHANGE BASED ON REGULATORY DEVELOPMENTS.

London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to become unavailable, to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates LIBOR, publicly announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021. The Federal Reserve Board has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred reference rate alternative to LIBOR for loan pricing and hedge accounting purposes. If LIBOR ceases to exist, if the methods of calculating LIBOR change from current methods for any reason or if the proposed replacement rate for LIBOR differs materially from LIBOR, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates. On March 5, 2021, the U.K. FCA and Intercontinental Exchange (“ICE”) Benchmark Administration announced that the publication of the overnight, as well as, the one, three, six, and twelve month LIBOR rates will continue to be published through June 30, 2023. On October 20, 2021, the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), and the Federal Deposit Insurance Corporation along with the Consumer Financial Protection Bureau, National Credit Union Administration, and State Bank and Credit Union Regulators, issued an additional Joint Statement on Managing the LIBOR Transition to once again emphasize the expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR. The statement confirmed that entering into new contracts, including derivatives that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks, including litigation, operational, and consumer protection risks.

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

Inflation can also have a significant effect upon interest rates and ultimately upon financial performance. Wesbanco’s ability to cope with inflation and to respond to changing market interest rates, as well as its ability to manage the various elements of non-interest income and expense during periods of increasing or decreasing inflation could have a significant impact on profitability. Wesbanco monitors the level and mix of interest-rate sensitive assets and liabilities through its Asset/Liability Committee ("ALCO") in order to reduce the impact of inflation on net interest income. Management may not be able to control the effects of inflation as needed and the results may adversely impact results of operations.

A HIGH PERCENTAGE OF WESBANCO’S LOAN PORTFOLIO IS IN WEST VIRGINIA, OHIO, PENNSYLVANIA, KENTUCKY, INDIANA AND MARYLAND AND IN COMMERCIAL AND RESIDENTIAL REAL ESTATE. DETERIORATIONS IN ECONOMIC CONDITIONS IN THIS AREA OR IN THE REAL ESTATE MARKET GENERALLY COULD BE MORE HARMFUL TO THE COMPANY COMPARED TO MORE DIVERSIFIED INSTITUTIONS.

As of December 31, 2021, approximately 18% of Wesbanco’s loan portfolio was comprised of residential real estate loans, and 57% was comprised of commercial real estate loans.

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

The Company’s CRE loan portfolio is concentrated in West Virginia, Ohio, Pennsylvania, Kentucky, Indiana and Maryland. There is a wide variety of economic conditions within the local markets of the six states in which most of the company’s CRE loan portfolio is situated. Rates of employment, consumer loan demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas, cities and towns. Metropolitan markets comprise various submarkets where property values and demand can be affected by many factors, such as demographic makeup, geographic features, transportation, recreation, local government, school systems, utility infrastructure, tax burden, building-stock age, zoning and building codes, and available land for development. As a result of the high concentration of the company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market, which could lead to losses, which could have a material adverse effect on the business, financial condition and results of operations of the company. Furthermore, approximately 13% of Wesbanco’s commercial real estate portfolio is comprised of hotel loans. In the current pandemic environment, these borrowers have been impacted from low occupancy rates and consumers’ and businesses' general reluctance to travel. There is a risk that loan modifications made under the CARES Act may not be sufficient for certain loans in order to recover the full principal balance.

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2021, approximately 25% of Wesbanco’s total securities portfolio was invested in municipal bonds. Although Wesbanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which Wesbanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of Wesbanco’s municipal portfolio is comprised of Build America bonds. Due to the government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions ("ERP") may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, Wesbanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force Wesbanco to sell a municipal bond at a price where amortized cost may not be recovered. Rising interest rates could also cause the current market values of our municipal bond portfolio to decline as they all have a fixed interest component. Any of the above default risks, early redemption risks and credit risks could cause Wesbanco to take impairment charges, which could be significant, that would negatively impact earnings.

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

Wesbanco’s regulatory agencies (FDIC and WVDIF for Wesbanco Bank, Inc. and the Federal Reserve for Wesbanco, Inc.) periodically review the allowance for credit losses. The regulatory agencies’ interpretations may differ from Wesbanco’s interpretations. These differences could negatively impact Wesbanco’s results of operations or financial position.

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When Wesbanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Wesbanco’s goodwill was approximately $1.1 billion or 41% of stockholders’ equity as of December 31, 2021 and 2020, respectively. Under current accounting standards, if Wesbanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. Wesbanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Wesbanco completed such an impairment analysis in late 2021 and concluded that no impairment charge was necessary for the year ended December 31, 2021. Wesbanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

LOSS OF KEY EMPLOYEES COULD IMPACT GROWTH AND EARNINGS AND MAY HAVE AN ADVERSE IMPACT ON BUSINESS.

Our operating results and ability to adequately manage our growth are highly dependent on the services, managerial abilities and performance of our key employees, including executive officers and senior management. Our success depends upon our ability to attract and retain highly skilled and qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of management personnel. The loss of services, or the inability to successfully complete planned or unplanned transitions of key personnel approaching normal retirement age, could have an adverse impact on Wesbanco’s business, operating results and financial condition because of their skills, knowledge of the local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, the transition to increased work-from-home (remote or hybrid work environments) brought on by the COVID-19 pandemic, may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. Filling open positions is also challenging in this environment and may adversely impact our business segments.

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

Although Wesbanco successfully raised $150 million of Series A preferred stock in 2020, Wesbanco’s ability to raise additional Tier 1 or Tier 2 capital for parent company or banking subsidiary needs will depend on conditions and interest rates at that time in the capital markets, overall economic conditions, Wesbanco’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, Wesbanco will be able to raise additional equity or secured /unsecured debt that may count as Tier 1 or Tier 2 capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.

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

There have been efforts on the part of third parties to breach data security at various financial institutions. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. Because the techniques used to attack financial services company communications and information systems change frequently (and generally increase in sophistication), often attacks are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world, we may be unable to address these techniques in advance of attacks, including by implementing adequate preventative measures. Certain financial institutions in the United States have also experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended periods. These “denial-of-service” attacks, if attempted, would require substantial resources to defend, and may affect customer satisfaction and behavior. Moreover, the development and maintenance of preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated.

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

FAILURE TO KEEP PACE WITH TECHNOLOGICAL CHANGE COULD ADVERSELY AFFECT WESBANCO’S RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Wesbanco’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Wesbanco’s operations, which was done in 2021 as Wesbanco completed its core banking software conversion. The adoption of new technologies by competitors, including internet banking services, mobile applications, advanced ATM functionality and cryptocurrencies could require Wesbanco to make additional substantial investments to modify or adapt the existing products and services or even radically alter the way Wesbanco conducts business. These and other capital investments in the Company's business may not produce expected growth in earnings anticipated at the time of the expenditure. Wesbanco also may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect Wesbanco’s growth, revenue, and profit.

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

The market price of our common stock can be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. Some of these factors include, without limitation:

•
prevailing market conditions;
•
our financial and operating results;
•
estimates of our business potential and earnings prospects;
•
an overall assessment of our management;
•
changes in interest rates;
•
business interruptions, such as may result from natural disasters, health concerns such as the coronavirus or other events;
•
our performance relative to our peers;
•
market demand for our shares;
•
perceptions of the banking industry in general;
•
political influences on investor sentiment; and
•
consumer confidence.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wesbanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2021, Wesbanco operated 206 banking offices in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, of which 156 were owned and 50 were leased. Wesbanco also operated seven loan production offices leased in West Virginia, Ohio, western Pennsylvania, Maryland and northern Virginia. These leases expire at various dates through February 2050 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

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

At various building locations, Wesbanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $1.8 million, $1.8 million and $1.1 million in 2021, 2020 and 2019, respectively. For additional disclosures related to Wesbanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Wesbanco’s common stock is quoted on the NASDAQ Global Select Stock Market under the symbol WSBC. The approximate number of record holders of Wesbanco’s $2.0833 par value common stock as of February 16, 2022 was 7,483. The number of holders does not include Wesbanco employees who have purchased stock or had stock allocated to them through Wesbanco’s Employee Stock Ownership and 401(k) plan (the “KSOP”). All Wesbanco employees who meet the eligibility requirements of the KSOP are included in this retirement plan.

As of December 31, 2021, Wesbanco had one active stock repurchase plan which was approved by the Board of Directors on August 26, 2021 for 3.2 million shares. This plan provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and/or employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 1,391,617 shares remaining for repurchase.

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

The following table shows the activity in Wesbanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2021				2,960,801

October 1, 2021 to October 31, 2021	638,288	$36.16	612,211	2,348,590
November 1, 2021 to November 30, 2021	374,814	$34.75	372,624	1,975,966
December 1, 2021 to December 31, 2021	589,994	$34.00	584,349	1,391,617
Total	1,603,096	$22.03	1,569,184	1,391,617

(1)
Total shares purchased consist of open market purchases transacted for employee benefit and dividend reinvestment plans, purchases from employees for the payment of withholding taxes to facilitate a stock compensation transaction and open market purchases for general corporate purposes.
(2)
Represents only open market repurchases for general corporate purposes.

The following graph shows a comparison of cumulative total shareholder returns for Wesbanco, the Russell 2000 Index and the S&P Regional Banks Select Industry Index. The total shareholder return assumes a $100 investment in the common stock of Wesbanco and each index since December 31, 2016 with reinvestment of dividends.

	Period Ending
Index	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Wesbanco, Inc.	100.00	96.96	89.80	95.67	79.93	96.94
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
S&P Regional Banks Select Industry Index	100.00	107.95	87.69	111.92	103.98	145.47

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis ("MD&A) represents an overview of the results of operations and financial condition of Wesbanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Wesbanco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 26, 2021.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-Qs for the prior quarters ended March 31, June 30 and September 30, 2021, respectively, and documents subsequently filed by Wesbanco which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions including the effects of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the SIPC, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

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

Allowance for Credit Losses— In September 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which require entities to use a new forward-looking “expected loss” model, also referred to as the CECL model on trade and other receivables, held-to-maturity debt securities, loans and other instruments that generally will result in the earlier recognition of allowances for credit losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses in a manner similarly to current procedures, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments” and in May 2019 the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which for Wesbanco was effective January 1, 2020. In December 2018, the Federal Reserve Board, the FDIC and the OCC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ adoption of the CECL methodology. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In response to the COVID-19 pandemic, the joint federal bank regulatory agencies issued an optional extension of the regulatory capital transition, which allows for a two-year delay and then a three-year transition period from January 1, 2022 through December 31, 2024. Under the interim final rule, the amount of adjustments to regulatory capital deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021. Wesbanco has elected to defer the impact of CECL on its regulatory capital for two years and then will phase-in the impact of the adoption of this standard on the regulatory capital calculations over the subsequent three-year period.

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

The allowance for credit losses specific to loans reflects the risk of loss in the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the PD / LGD approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads. Management relies on macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee ("FOMC") forecast and other third party forecasts from well recognized, leading economists. These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported. The model reversion period may range from one to three years.

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

The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, volume of activity, changes in lending staff, type of collateral and the results of internal loan reviews and examinations by bank regulatory agencies. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the actual historical loss rates to reflect the impact these factors may have on probable losses in the portfolio. Due to the current economic environment caused by the pandemic, management has included COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted for Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration.

Commercial loans, including commercial real estate (“CRE”) and C&I, are individually-evaluated if they have unique characteristics. Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

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

On August 3, 2020, the joint federal regulatory agencies issued a statement, “Joint Statement on Additional Loan Accommodations Related to COVID-19”. This statement provides financial institutions with considerations for certain customers nearing the end of their COVID-19 loan deferral period noted above. As per this guidance and in accordance with the CARES Act noted above, Wesbanco developed a plan to assist certain customers with additional deferrals of principal and/or interest. This plan, relating primarily to existing commercial loans in the hospitality sector, may provide certain relief to these portfolio loans if they meet certain criteria regarding the borrower, underlying property and potential guarantors / co-borrowers. If a loan meets the criteria, it would be eligible to have twelve months of interest payments deferred or three months of principal and interest payments plus nine months of interest only payments. There are predetermined financial triggers reviewed throughout the deferred period to determine if a borrower should return to a normal amortization schedule prior to the completion of the twelve months.

On December 27, 2020, the Economic Aid Act was enacted, which reauthorized lending under the PPP loan program of the CARES Act through March 31, 2021, and among other things, modified provisions related to making PPP loans and forgiveness of PPP loans, authorized second draw PPP loans for borrowers that previously received a PPP loan and extended allowable modifications until December 31, 2021 avoiding TDR treatment. The passage of the ARP Act in March 2021 further added to the pool of available PPP funds and extended the application deadline to May 31, 2021.

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

Wesbanco evaluates goodwill for impairment by determining if the fair value is greater than the carrying value of its reporting units. Wesbanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. In particular, the discounted cash flow model includes various assumptions regarding an investor’s required rate of return on Wesbanco common stock, future loan loss provisions, future market spreads and net interest margins, along with various growth and economic recovery and stabilization assumptions of the economy as a whole. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. The evaluation also considered macroeconomic conditions such as the general economic outlook, regional and national unemployment rates, and recent trends in equity and credit markets. Additionally, industry and market considerations, such as market-dependent multiples and metrics relative to peers, were evaluated. Wesbanco also considered recent trends in credit quality, overall financial performance, stock price appreciation, internal forecasts and various other market-based methods to estimate the current fair value of its reporting units. Since adopting ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350)”, the impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value.

Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. Wesbanco does not have any indefinite-lived intangible assets. Intangible assets with finite useful lives as of December 31, 2021 comprised of $53.5 million in core deposit intangibles held at the community banking segment and $1.4 million in trust customer relationship intangibles held at the trust and investment services segment. As of December 31, 2021, there were no indicators of impairment related to intangible assets with finite useful lives.

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

EXECUTIVE OVERVIEW

Net income available to common shareholders increased $112.7 million or 94.4% to $232.1 million in 2021 compared to 2020. Net income available to common shareholders excluding after-tax restructuring and merger-related expenses (non-GAAP measure) increased $110.4 million or 86.8% to $237.4 million. These increases were driven by the net benefit in the provision for credit losses in 2021, resulting from improved macroeconomic forecasts and hospitality metrics approaching pre-pandemic levels. Net interest income decreased $21.5 million or 4.5% from 2020, primarily due to the lower interest rate environment, a shift to a higher level of investment securities as a percentage of total assets and a decrease in the net interest margin of 26 basis points. Non-interest income increased $4.6 million or 3.6% in 2021 compared to 2020, driven by a $4.7 million increase in net gain on other real estate owned and other assets. In addition, trust fees increased $3.2 million or 12.1% reflecting a 12.3% year-over-year increase in trust assets to a record $5.6 billion due to market appreciation and organic growth. Excluding restructuring and merger-related expenses, non-interest expense increased $1.3 million or 0.4%, driven by increases in equipment and software costs, legal settlement costs incurred during the third quarter and higher marketing expense.

Total assets as of December 31, 2021 increased $0.5 billion or 3.1% compared to December 31, 2020, primarily due to a $1.3 billion increase in investment securities, as liquidity from increased cash balances resulting from our customers' higher personal savings was invested. Offsetting this increase somewhat, portfolio loans decreased $1.1 billion or 9.8% over the last twelve months, reflecting net forgiveness of PPP loans totaling $563.6 million during 2021, as well as larger than normal commercial loan payoffs. There are currently $162.7 million in PPP loans remaining in the loan portfolio as of December 31, 2021. As of December 31, 2021, both non-performing loans and non-performing assets as percentages of the loan portfolio and total assets have remained relatively consistent throughout 2021. Criticized and classified loan balances decreased to 3.75% of total portfolio loans, as compared to 4.59% at December 31, 2020. As a result of improved macroeconomic factors, the provision for credit losses decreased to ($64.3) million for the year 2021 compared to $107.7 million in 2020. Annualized net loan charge-offs to average loans for the full year period were two basis points in 2021 compared to six basis points in 2020. Utilizing the additional liquidity during 2021, Wesbanco reduced FHLB borrowings by $365.1 million or 66.5% and also redeemed $60.0 million in subordinated debt that was acquired in the OLBK and the Your Community Bankshares, Inc. ("YCB") acquisitions.

Wesbanco continues to maintain what we believe are strong regulatory capital ratios, as both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators and the BASEL III capital standards. At December 31, 2021, Tier I leverage was 10.02%, Tier I risk-based capital was 14.05%, total risk-based capital was 15.91%, and the common equity Tier 1 capital ratio (“CET 1”) was 12.77%. Tangible equity to tangible assets decreased to 9.84% at period-end from 10.52% as of December 31, 2020, due to reduced shareholders' equity balances resulting from stock repurchases occurring throughout 2021.

Strong earnings enabled Wesbanco to increase the quarterly dividend rate 3.1% to $0.33 per share in the first quarter of 2021, the fourteenth increase over the last eleven years, cumulatively representing a 136% increase over that period.

Selected financial ratios for the years ended December 31, 2021, 2020 and 2019 are presented in the table below:

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2021	2020	2019
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$3.54	$1.78	$2.83
Earnings per common share—diluted	3.53	1.77	2.83
Earnings per common share—diluted, excluding certain items (1)(2)	3.62	1.88	3.06
Dividends declared per common share	1.32	1.28	1.24
Book value at year end	40.91	39.17	38.24
Tangible book value at year end (1)	22.61	21.75	21.55
Average common shares outstanding—basic	65,520,527	67,260,796	56,108,084
Average common shares outstanding—diluted	65,669,970	67,310,584	56,214,364
Period end common shares outstanding	62,307,245	67,254,706	67,824,428
Period end preferred shares outstanding	150,000	150,000	—
SELECTED RATIOS
Return on average assets	1.37%	0.73%	1.24%
Return on average assets, excluding certain items (1)(2)	1.40	0.77	1.34
Return on average tangible assets (1)	1.53	0.85	1.40
Return on average tangible assets, excluding certain items (1)(2)	1.56	0.90	1.51
Return on average equity	8.40	4.50	7.49
Return on average equity, excluding certain items (1)(2)	8.59	4.79	8.11
Return on average tangible equity (1)	14.89	8.61	14.01
Return on average tangible equity, excluding certain items (1)(2)	15.22	9.12	15.10
Return on average tangible common equity (1)	16.35	8.94	14.01
Return on average tangible common equity, excluding certain items (1)(2)	16.71	9.47	15.10
Net interest margin (3)	3.11	3.37	3.62
Efficiency ratio (1)	58.22	56.38	56.68
Average loans to average deposits	78.11	91.66	88.59
Allowance for credit losses - loans to total loans	1.25	1.72	0.51
Allowance for credit losses - loans to total non-performing loans	308.00	455.38	104.14
Non-performing assets to total assets	0.23	0.25	0.35
Net loan charge-offs to average loans	0.02	0.06	0.09
Average shareholders’ equity to average assets	16.33	16.13	16.49
Tangible equity to tangible assets (1)	9.84	10.52	10.02
Tangible common equity to tangible assets (1)	8.92	9.58	10.02
Tier 1 leverage ratio	10.02	10.51	11.30
Tier 1 capital to risk-weighted assets	14.05	14.72	12.89
Total capital to risk-weighted assets	15.91	17.58	15.12
Common equity tier 1 capital ratio (CET 1)	12.77	13.40	12.89
Dividend payout ratio	37.39	72.32	43.82
Trust assets at market value (4)	$5,644,975	$5,025,565	$4,719,966

(1)
See "Non-GAAP Measures" for additional information relating to the calculation of this item.
(2)
Certain items excluded from the calculation consist of after-tax restructuring and merger-related expenses.
(3)
Presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% for all periods presented. Wesbanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
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

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019
Tangible common equity to tangible assets:
Total shareholders’ equity	$2,693,166	$2,756,737	$2,593,921
Less: goodwill and other intangible assets, net of deferred tax liability	(1,140,111)	(1,149,161)	(1,132,262)
Tangible equity	1,553,055	1,607,576	1,461,659
Less: preferred shareholders' equity	(144,484)	(144,484)	—
Tangible common equity	1,408,571	1,463,092	1,461,659
Total assets	16,927,125	16,425,610	15,720,112
Less: goodwill and other intangible assets, net of deferred tax liability	(1,140,111)	(1,149,161)	(1,132,262)
Tangible assets	$15,787,014	$15,276,449	$14,587,850
Tangible equity to tangible assets	9.84%	10.52%	10.02%
Tangible common equity to tangible assets	8.92%	9.58%	10.02%
Tangible book value per share:
Total shareholders’ equity	$2,693,166	$2,756,737	$2,593,921
Less: goodwill and other intangible assets, net of deferred tax liability	(1,140,111)	(1,149,161)	(1,132,262)
Less: preferred shareholders' equity	(144,484)	(144,484)	—
Tangible common equity	1,408,571	1,463,092	1,461,659
Common shares outstanding	62,307,245	67,254,706	67,824,428
Tangible book value per share at year end	$22.61	$21.75	$21.55
Return on average tangible equity:
Net income available to common shareholders	$232,135	$119,400	$158,873
Add: amortization of intangibles, net of tax	9,051	10,595	8,169
Net income available to common shareholders before amortization of intangibles	241,186	129,995	167,042
Average total shareholders’ equity	2,764,337	2,651,402	2,119,995
Less: average goodwill and other intangibles, net of deferred tax liability	(1,144,698)	(1,141,528)	(927,974)
Average tangible equity	$1,619,639	$1,509,874	$1,192,021
Return on average tangible equity	14.89%	8.61%	14.01%
Average tangible common equity	$1,475,155	$1,453,363	$1,192,021
Return on average tangible common equity	16.35%	8.94%	14.01%
Return on average tangible assets:
Net income available to common shareholders	$232,135	$119,400	$158,873
Add: amortization of intangibles, net of tax	9,051	10,595	8,169
Net income before amortization of intangibles	241,186	129,995	167,042
Average total assets	16,928,377	16,442,704	12,853,920
Less: average goodwill and other intangibles, net of deferred tax liability	(1,144,698)	(1,141,528)	(927,974)
Average tangible assets	$15,783,679	$15,301,176	$11,925,946
Return on average tangible assets	1.53%	0.85%	1.40%
Efficiency ratio:
Non-interest expense	$353,143	$354,845	$312,208
Less: restructuring and merger-related expense	(6,717)	(9,725)	(16,397)
Non-interest expense excluding restructuring and merger-related expense	346,426	345,120	295,811
Net interest income on a fully-taxable equivalent basis	462,229	483,999	405,222
Non-interest income	132,785	128,185	116,716
Net interest income on a fully-taxable equivalent basis plus non-interest income	$595,014	$612,184	$521,938
Efficiency ratio	58.22%	56.38%	56.68%
Net income per common shareholders, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$232,135	$119,400	$158,873
Add: after-tax restructuring and merger-related expenses (1)	5,306	7,683	12,954
Net income per common shareholders, excluding after-tax restructuring and merger-related expenses	$237,441	$127,083	$171,827

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses:
Net income per common share - diluted	$3.53	$1.77	$2.83
Add: after-tax restructuring and merger-related expenses per diluted share (1)	0.09	0.11	0.23
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses	$3.62	$1.88	$3.06
Return on average equity, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$232,135	$119,400	$158,873
Add: after-tax restructuring and merger-related expenses (1)	5,306	7,683	12,954
Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses	237,441	127,083	171,827
Average total shareholders’ equity	$2,764,337	$2,651,402	$2,119,995
Return on average equity, excluding after-tax restructuring and merger-related expenses	8.59%	4.79%	8.11%
Return on average tangible equity, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$232,135	$119,400	$158,873
Add: after-tax restructuring and merger-related expenses (1)	5,306	7,683	12,954
Add: amortization of intangibles, net of tax	9,051	10,595	8,169
Net income available to common shareholders before amortization of intangibles and excluding after-tax restructuring and merger-related expenses	246,492	137,678	179,996
Average total shareholders’ equity	2,764,337	2,651,402	2,119,995
Less: average goodwill and other intangibles, net of deferred tax liability	(1,144,698)	(1,141,528)	(927,974)
Average tangible equity	$1,619,639	$1,509,874	$1,192,021
Return on average tangible equity, excluding after-tax restructuring and merger-related expenses	15.22%	9.12%	15.10%
Average tangible common equity	$1,475,155	$1,453,363	$1,192,021
Return on average tangible common equity, excluding after-tax restructuring and merger-related expenses	16.71%	9.47%	15.10%
Return on average assets, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$232,135	$119,400	$158,873
Add: after-tax merger-related expenses (1)	5,306	7,683	12,954
Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses	237,441	127,083	171,827
Average total assets	$16,928,377	$16,442,704	$12,853,920
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses	1.40%	0.77%	1.34%
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$232,135	$119,400	$158,873
Add: amortization of intangibles, net of tax	9,051	10,595	8,169
Add: restructuring and after-tax merger-related expenses (1)	5,306	7,683	12,954
Net income available to common shareholders, before amortization of intangibles and excluding restructuring and after-tax merger-related expenses	246,492	137,678	179,996
Average total assets	16,928,377	16,442,704	12,853,920
Less: average goodwill and other intangibles, net of deferred tax liability	(1,144,698)	(1,141,528)	(927,974)
Average tangible assets	$15,783,679	$15,301,176	$11,925,946
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses	1.56%	0.90%	1.51%
Dividend payout ratio, excluding after-tax restructuring and merger related expenses:
Dividends declared per common share	$1.32	$1.28	$1.24
Net income per common share - diluted	3.53	1.77	2.83
Add: restructuring and after-tax merger-related expenses per diluted share (1)	0.09	0.11	0.23
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses	$3.62	$1.88	$3.06
Dividend payout ratio, excluding after-tax restructuring and merger related expenses	36.46	68.09	40.52

(1) Tax effected at 21% for all periods presented.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the twelve months ending December 31, 2021, net income available to common shareholders was $232.1 million, or $3.53 per diluted share, compared to $119.4 million, or $1.77 per diluted share, for 2020. Net income available to common shareholders for the twelve months ended December 31, 2021 increased 94.4% compared to 2020, while per share earnings increased 99.4%.

For the twelve months ending December 31, 2021, net interest income decreased $21.5 million, or 4.5%, reflecting lower loan yields due to the repricing of existing loans and lower new offered rates in the current market environment reducing the net interest margin. The net interest margin decreased 26 basis points to 3.11% due to the overall lower rate environment. Average loan balances decreased 4.5% in 2021, mostly due to PPP loan forgiveness and elevated levels of commercial real estate loans being refinanced in an aggressive secondary market, while average investment securities increased 24.2% over the same period as liquidity from increased customer deposits was invested. Total average deposits increased in 2021 by $1.4 billion or 12.0% compared to 2020, due to CARES Act stimulus deposits and increased personal savings. Certificates of deposit, which have the highest overall interest cost among deposits, decreased by $357.0 million or 19.7% over the same time period.

For 2021, non-interest income increased $4.6 million or 3.6% compared to 2020. Trust fees increased $3.2 million from 2020 to 2021 due to organic growth and record market values of trust assets under management. Net gain on other real estate owned and other assets increased $4.7 million from 2020 to 2021 due primarily to a gain earned in the second quarter of 2021 on an investment made by Wesbanco CDC in a start-up firm more than ten years ago that was recently acquired by a public company. Somewhat offsetting these increases, mortgage banking income decreased $3.2 million or 14.1% from 2020 to 2021 due to a lower margin on sold loans and an increase in mortgage loan officer deferred costs that are recorded in mortgage banking income. In addition, net securities gains decreased $3.2 million or 73.9% from 2020 to 2021 due to a significant decrease in volume of security sales in 2021.

The following comments on non-interest expense exclude restructuring and merger-related expenses in both years. Non-interest expense in 2021 increased just $1.3 million or 0.4% compared to 2020, while the efficiency ratio increased in 2021 to 58.2% from 56.3% in 2020. The primary drivers of this slight increase were a $5.2 million or 21.0% increase in equipment and software costs primarily due to the movement of online banking costs from other operating expenses following the core conversion. Also increasing for the year 2021 were legal settlement costs, which were incurred in the third quarter, as well as marketing expenses from product advertising and brand awareness campaigns that were delayed due to the COVID-19 pandemic. These increases were mostly offset by lower FDIC insurance from a refund received during the second quarter of 2021, lower amortization expense on intangible assets as well as other decreases resulting from the efficiencies derived from the financial center closures during 2021.

The provision for federal and state income taxes increased to $59.6 million in 2021 compared to $23.0 million in 2020, due to higher pretax income in 2021. The effective tax rate was 19.7% and 15.9% for the years ended December 31, 2021 and 2020, respectively. Wesbanco recognized $2.6 million and $2.0 million in New Markets Tax Credits for the years ended December 31, 2021 and 2020, respectively.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2021	2020	2019
Net interest income	$457,933	$479,480	$399,904
Taxable-equivalent adjustments to net interest income	4,296	4,519	5,318
Net interest income, fully taxable-equivalent	$462,229	$483,999	$405,222
Net interest spread, non-taxable-equivalent	2.98%	3.14%	3.27%
Benefit of net non-interest bearing liabilities	0.10%	0.20%	0.30%
Net interest margin	3.08%	3.34%	3.57%
Taxable-equivalent adjustment	0.03%	0.03%	0.05%
Net interest margin, fully taxable-equivalent	3.11%	3.37%	3.62%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income decreased $21.5 million or 4.5% in 2021 compared to 2020, due to a 26 basis point decrease in the net interest margin to 3.11% resulting from the lower yield environment, as the yield on earning assets decreased at a faster rate than the rate on interest bearing liabilities. The net interest margin decrease was slightly mitigated by a 3.4% increase in average earning asset balances from 2020, primarily from a 24.2% increase in average securities, which were purchased with liquidity from stimulus-related deposits. Also helping to mitigate the margin decrease, PPP loans contributed a total of $30.8 million in interest and fee accretion income in 2021 as compared to $19.2 million in 2020. This PPP loan income positively impacted the 2021 net interest margin by a net 10 basis points. Excluding PPP loans, portfolio loans decreased by 4.9% from December 31, 2020, due to lower new loan demand and high levels of commercial real estate loan payoffs. In addition, purchase accounting accretion decreased in 2021, as approximately 11 basis points of accretion from prior acquisitions was included in the 2021 net interest margin as compared to 19 basis points in the 2020 net interest margin. Total average deposits, excluding CDs, increased in 2021 by $1.8 billion or 17.7% compared to 2020, due to stimulus deposits and higher personal savings balances. The cost of interest bearing deposits decreased by 17 basis points and the cost of total liabilities decreased by 35 basis points from 2020 to 2021. The decrease in the cost is primarily due to aggressive rate decreases for interest bearing demand deposits, which include public funds, and lower rates for certificates of deposit, customer repurchase agreements, term Federal Home Loan Bank borrowings and junior subordinated debentures, in response to the general decrease in overall borrowing rates in the marketplace resulting from lower rates across the yield curve. In addition, the average balance of FHLB borrowings decreased by $792.7 million or 69.8% from 2020, as excess liquidity was used to pay off these borrowings as they matured.

Interest income decreased $56.3 million or 10.4% in 2021 compared to 2020 due to lower yields in every major earning asset category. Earning asset yields were influenced negatively in 2021 compared to 2020 due primarily to decreases in the Federal Reserve’s federal funds rate by 150 basis points in 2020 and the continuation of the low rate environment throughout 2021. Average loan balances decreased $494.2 million or 4.5% in 2021 compared to 2020, due mostly to forgiveness of PPP loans that were originated in 2020 and the first half of 2021. Loan yields decreased by 27 basis points during 2021 to 4.01% due to the previously mentioned lower rate environment and its effect on the repricing of portfolio loans, as well as lower offered rates on new loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In 2021, average loans represented 69.8% of average earning assets, a decrease from 75.6% in 2020. As liquidity from stimulus deposits was invested, average taxable securities balances increased $684.8 million or 30.0% from 2020, and represented 20.0% of total average earning assets in 2021. Taxable securities yields decreased by 65 basis points and tax-exempt securities yields decreased by 25 basis points in 2021 from 2020. The continuing lower rate environment has resulted in the yield decrease for all securities, as calls, prepayments and maturities of legacy higher-rate securities have been replaced with purchases at lower overall market yields. Increased prepayments on mortgage-backed securities in the lower rate environment also further reduced the taxable securities yields due to higher amortization on securities purchased at a premium. The average balance of tax-exempt securities, which have the highest yields within securities, have decreased from 21.3% of total average securities in 2020 to 17.6% of total average securities in 2021.

Commercial loans with floors currently average 3.83% on approximately $2.6 billion or 36% of total commercial loans at December 31, 2021, as compared to $2.3 billion averaging 4.22% or 29% of commercial loans at December 31, 2020. Approximately 63% or $1.6 billion of these loans are currently priced at their floor, as compared to 69% or $1.6 billion at December 31, 2020. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing date. In addition, in a declining rate environment, customers may request rates below existing contractual floors, which we may grant for competitive or other reasons.

Interest expense decreased $34.8 million or 56.3% in 2021 as compared to 2020, due to decreases in the cost of all interest bearing liability categories, as management reduced certain deposit rates, and due to a decrease in the balance of outstanding FHLB borrowings. The cost of interest bearing liabilities decreased by 35 basis points from 2020 to 0.28% in 2021. Interest bearing deposits increased $754.6 million or 9.3% from 2020 to 2021, due mostly to customers’ stimulus payments. The rate on interest bearing deposits decreased 17 basis points to 0.16% from 2020 to 2021, primarily from aggressive decreases in rates on interest bearing public funds and certificates of deposit in response to the lower market rates, which are currently near their floors. Average non-interest bearing demand deposit balances increased from 2020 to 2021 by $671.0 million or 17.7%, and were 33.5% of total average deposits at December 31, 2021, compared to 31.9% at December 31, 2020, reflecting the previously mentioned stimulus deposits, higher personal savings balances and ongoing checking account marketing strategies. The average balance of FHLB borrowings decreased by $792.7 million from 2020 to 2021 due to the maturity of legacy higher-rate FHLB borrowings throughout the past twelve months being funded with excess liquidity. These maturities benefited the average rate paid, as it decreased by 37 basis points to 1.80% from 2.17% in 2020. Average repurchase agreements combined with subordinated debt and junior subordinated debt balances decreased $221.1 million or 40.1% from 2020 to 2021, and their average rates paid decreased by 33 and 68 basis points, respectively, over this same time period, due primarily to decreases in LIBOR, the index upon which this variable-rate type of borrowing is priced. In addition, Wesbanco redeemed $60.0 million of subordinated debt balances acquired from previous acquisitions during the second half of 2021. There are no outstanding balances of subordinated debt remaining as of December 31, 2021.

While Wesbanco is currently modeling three federal funds rate increases in 2022, until those potential rate increases begin to provide benefits, the current low rate environment is expected to result in the core net interest margin declining a basis point or two per quarter in 2022 due to lower purchase accounting accretion and lower earning asset yields. The subordinated debt payoffs in the third and fourth quarters of 2021, both of which were acquired in previous acquisitions, will further help to reduce the cost of interest-bearing liabilities into 2022. In addition, Wesbanco’s participation in the PPP loan program is expected to positively contribute to net interest income and somewhat mitigate the decrease in the net interest margin as SBA loan forgiveness occurs for qualifying customers and net deferred fees are accreted into income at the date of loan payoff. At December 31, 2021, there were $6.1 million of remaining net deferred fees from PPP loans that will accrete into interest income as loans pay down or are forgiven by the SBA.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2021			2020			2019
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$860,249	$1,156	0.13%	$548,078	$1,175	0.21%	$71,312	$1,720	2.41%
Loans, net of unearned income (1)	10,380,605	415,965	4.01%	10,874,763	465,677	4.28%	7,991,107	393,166	4.92%
Securities: (2)
Taxable	2,966,745	50,401	1.70%	2,281,905	53,594	2.35%	2,366,631	65,648	2.77%
Tax-exempt (3)	632,187	20,457	3.24%	616,808	21,518	3.49%	722,388	25,324	3.51%
Total securities	3,598,932	70,858	1.97%	2,898,713	75,112	2.59%	3,089,019	90,972	2.95%
Other earning assets	25,481	1,284	5.04%	60,054	3,832	6.38%	53,919	3,713	6.89%
Total earning assets (3)	14,865,267	489,263	3.29%	14,381,608	545,796	3.80%	11,205,357	489,571	4.37%
Other assets	2,063,110			2,061,096			1,648,563
Total Assets	$16,928,377			$16,442,704			$12,853,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$3,193,425	$3,669	0.11%	$2,572,248	$7,069	0.27%	$2,155,211	$16,805	0.78%
Money market accounts	1,760,540	1,803	0.10%	1,611,135	4,616	0.29%	1,165,346	8,024	0.69%
Savings deposits	2,425,527	1,031	0.04%	2,084,576	1,802	0.09%	1,705,858	2,995	0.18%
Certificates of deposit	1,457,730	7,623	0.52%	1,814,693	13,562	0.75%	1,442,745	15,631	1.08%
Total interest bearing deposits	8,837,222	14,126	0.16%	8,082,652	27,049	0.33%	6,469,160	43,455	0.67%
Federal Home Loan Bank borrowings	343,185	6,167	1.80%	1,135,934	24,701	2.17%	1,074,715	26,548	2.47%
Repurchase agreements	149,001	227	0.15%	357,100	1,729	0.48%	317,585	5,401	1.70%
Subordinated debt and junior subordinated debt	180,649	6,514	3.61%	193,693	8,318	4.29%	170,983	8,945	5.23%
Total interest bearing liabilities (4)	9,510,057	27,034	0.28%	9,769,379	61,797	0.63%	8,032,443	84,349	1.05%
Non-interest bearing demand deposits	4,452,590			3,781,583			2,550,864
Other liabilities	201,393			240,340			150,618
Shareholders’ equity	2,764,337			2,651,402			2,119,995
Total Liabilities and Shareholders’ Equity	$16,928,377			$16,442,704			$12,853,920
Taxable equivalent net interest spread			3.01%			3.17%			3.32%
Taxable equivalent net interest margin (3)		$462,229	3.11%		$483,999	3.37%		$405,222	3.62%

(1)
Gross of allowance for credit losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $26.3 million, $16.2 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As part of loan fees, PPP loan fees were $25.3 million and $13.4 million for the years ended December 31, 2021 and 2020, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $13.3 million, $17.0 million and $17.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)
Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for all periods presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $3.1 million, $9.5 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2021 Compared to 2020			2020 Compared to 2019
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$518	$(537)	$(19)	$2,279	$(2,824)	$(545)
Loans, net of unearned income	(20,598)	(29,114)	(49,712)	129,207	(56,696)	72,511
Taxable securities	13,769	(16,962)	(3,193)	(2,282)	(9,772)	(12,054)
Tax-exempt securities (2)	527	(1,588)	(1,061)	(3,684)	(123)	(3,807)
Other earning assets	(1,866)	(682)	(2,548)	404	(285)	119
Total interest income change (2)	(7,650)	(48,883)	(56,533)	125,924	(69,700)	56,224
Increase (decrease) in interest expense:
Interest bearing demand deposits	1,416	(4,816)	(3,400)	2,767	(12,503)	(9,736)
Money market	393	(3,206)	(2,813)	2,360	(5,768)	(3,408)
Savings deposits	258	(1,029)	(771)	562	(1,755)	(1,193)
Certificates of deposit	(2,351)	(3,588)	(5,939)	3,462	(5,531)	(2,069)
Federal Home Loan Bank borrowings	(14,842)	(3,692)	(18,534)	1,454	(3,301)	(1,847)
Repurchase agreements	(690)	(812)	(1,502)	601	(4,273)	(3,672)
Subordinated debt and junior subordinated debt	(534)	(1,270)	(1,804)	1,097	(1,724)	(627)
Total interest expense change	(16,350)	(18,413)	(34,763)	12,303	(34,855)	(22,552)
Net interest income increase (decrease) (2)	$8,700	$(30,470)	$(21,770)	$113,621	$(34,845)	$78,776

(1)
Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(2)
The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% for all periods presented. Wesbanco believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

PROVISION FOR CREDIT LOSSES - LOANS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The provision for credit losses - loans and loan commitments decreased to ($64.3) million in 2021 compared to $107.7 million in 2020 as a result of improvements in the COVID-19 pandemic factors and the macroeconomic forecast resulting in significantly lower unemployment over the reasonable and supportable forecast period of one year, primarily decreasing the allowance for loan losses and allowance for loan commitments. Non-performing loans were 0.41% of total loans as of December 31, 2021, increasing slightly from 0.38% of total loans at the end of 2020. Non-performing assets were 0.41% of total loans and other real estate and repossessed assets as of December 31, 2021, increasing from 0.38% at the end of 2020. Criticized and classified loans were 3.75% of total loans, decreasing from 4.59% as of December 31, 2020, primarily due to improvements in loans categorized as criticized or classified earlier in the pandemic. Past due loans at December 31, 2021 were 0.36% of total loans, compared to 0.37% at December 31, 2020. The provision for credit losses was lower than net charge-offs by $66.0 million in 2021 and was higher than net charge-offs by $100.7 million in 2020. (Please see the Credit Quality and Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Trust fees	$29,511	$26,335	$3,176	12.1
Service charges on deposits	22,412	21,943	469	2.1
Electronic banking fees	19,318	17,524	1,794	10.2
Net securities brokerage revenue	6,896	6,189	707	11.4
Bank-owned life insurance	8,936	7,359	1,577	21.4
Mortgage banking income	19,528	22,736	(3,208)	(14.1)
Net securities gains	1,113	4,268	(3,155)	(73.9)
Net gain on other real estate owned and other assets	4,816	103	4,713	NM
Net insurance services revenue	4,095	3,887	208	5.4
Debit card sponsorship income	646	2,792	(2,146)	(76.9)
Payment processing fees	3,100	3,010	90	3.0
Swap fee and valuation income	6,481	6,110	371	6.1
Other	5,933	5,929	4	0.1
Total non-interest income	$132,785	$128,185	$4,600	3.6

NM = Not Meaningful

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represented 22.5% and 21.1% of total revenue for 2021 and 2020, respectively. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. Non-interest income increased $4.6 million or 3.6% in 2021 compared to 2020, primarily due to increases in trust fees, electronic banking fees, bank-owned life insurance and net gains on other real estate owned and other assets. The increases were somewhat offset by decreases in mortgage banking income, net securities gains and debit card sponsorship income.

Trust fees increased $3.2 million or 12.1% in 2021 compared to 2020, due to market value appreciation and organic growth. Total trust assets were a record $5.6 billion at December 31, 2021 as compared to $5.0 billion at December 31, 2020. As of December 31, 2021, trust assets include managed assets of $4.5 billion and non-managed (custodial) assets of $1.1 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $1.0 billion as of both December 31, 2021 and December 31, 2020, and are included in managed assets.

Electronic banking fees, which include debit card interchange fees, increased $1.8 million or 10.2% in 2021 compared to 2020 as we transitioned to adjusted settlement processes of a new third-party digital banking service provider. This change occurred as part of the core banking software conversion in the third quarter of 2021. In addition, transaction volume increased in 2021 from the lower levels in 2020 that were affected by the pandemic.

Bank-owned life insurance income increased $1.6 million or 21.4% in 2021 compared to 2020 due to an increase in mortality-related benefits received in the current period as well as an increase in the cash surrender value due to the purchase of an additional $40 million of bank-owned life insurance in the third quarter of 2021. The total cash surrender value of BOLI at December 31, 2021 was $350.4 million compared to $306.0 million at December 31, 2020.

Mortgage banking income decreased $3.2 million or 14.1% in 2021 compared to 2020, due to lower margins on sold loans and an increase in mortgage loan officer deferred costs, which are recorded in mortgage banking income. For 2021, total mortgage production was $1.4 billion, which was an increase of 7.5% from 2020's total production. In 2021, $750.9 million in mortgages were sold into the secondary market at a net margin of 2.6% as compared to $679.7 million at a net margin of 3.3% in 2020. Included in mortgage banking income and the calculation of net margin noted above are gains of $0.4 million and losses of ($5.2) million from the fair value adjustments on mortgage loan commitments and related derivatives for 2021 and 2020, respectively.

Net securities gains include both gains and losses on investment security transactions, including sales and calls, as well as market value adjustments on the deferred compensation plan and other equity securities. In 2021, net securities gains decreased $3.2 million or 73.9% compared to 2020, due to there being no security sales in 2021. Gains on security sales totaled $2.4 million in 2020. In addition, market value adjustments on the deferred compensation plan decreased by $0.5 million from 2020 to 2021. These market adjustments had an offsetting effect in employee benefits expense.

Debit card sponsorship income, a non-essential revenue stream for Wesbanco that was acquired in the OLBK acquisition and generated $0.6 million of gross revenue in the first quarter of 2021, was sold as of March 31, 2021. The all-cash purchase price, which is being paid out on a monthly basis over a two-year period up to a maximum of $2.8 million, is based on a 50%-50% split of the monthly gross revenue earned by the purchasing bank. Wesbanco recognized $1.1 million in revenue in 2021 following the sale, which is recorded in net gain (loss) on the sale of other real estate owned and other assets.

Net gain (loss) on other real estate owned and other assets increased $4.7 million in 2021 as compared to 2020, due mostly to a gain recognized on an investment made by Wesbanco’s Community Development Corporation in a start-up firm more than ten years ago that was acquired in 2021 by a public company, as well as the $1.1 million in revenue following the sale of the debit card sponsorship revenue stream.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Salaries and wages	$154,242	$153,166	$1,076	0.7
Employee benefits	41,033	41,723	(690)	(1.7)
Net occupancy	26,843	27,580	(737)	(2.7)
Equipment and software	30,006	24,801	5,205	21.0
Marketing	8,634	5,957	2,677	44.9
FDIC insurance	4,150	7,734	(3,584)	(46.3)
Amortization of intangible assets	11,457	13,411	(1,954)	(14.6)
Restructuring and merger-related expenses	6,717	9,725	(3,008)	(30.9)
Franchise and other miscellaneous taxes	10,459	14,112	(3,653)	(25.9)
Consulting, regulatory and advisory fees	12,642	11,717	925	7.9
ATM and electronic banking interchange expenses	8,238	8,365	(127)	(1.5)
Postage and courier expenses	5,151	5,028	123	2.4
Supplies	3,819	4,561	(742)	(16.3)
Legal fees	3,440	3,307	133	4.0
Communications	4,157	4,292	(135)	(3.1)
Other real estate owned and foreclosure expenses	219	(108)	327	(302.8)
Other	21,936	19,474	2,462	12.6
Total non-interest expense	$353,143	$354,845	$(1,702)	(0.5)

Non-interest expense in 2021, excluding restructuring and merger-related expenses, increased $1.3 million or 0.4% compared to 2020. The primary drivers of this increase were higher equipment and software costs, legal settlement costs incurred primarily during the third quarter and marketing expenses. These increases were slightly offset by decreases in FDIC insurance, amortization of intangible assets and franchise and other miscellaneous taxes. Restructuring and merger related expenses of $6.7 million in 2021 were associated with the branch restructuring and core conversion while the restructuring and merger-related expenses in 2020 totaling $9.7 million were related to the OLBK acquisition and branch restructuring.

Salaries and wages increased $1.1 million or 0.7% in 2021 compared to 2020 due primarily to increases in incentive compensation expense. Short term incentive expense increased $2.9 million due to overall higher performance in 2021 as compared to 2020, along with higher incentive stock compensation expense, which is up by $0.7 million from 2020. Commission expense increased due to increased business transactions in commission-earning business lines, such as securities brokerage and mortgage loan originations. These increases were mitigated by a 6.7% reduction in full time equivalent (“FTE”) employees in 2021 from 2020 as a result of the closure of branches at various points in 2021, as the branch optimization strategy was executed, and a temporary hiring freeze earlier in 2021.

Employee benefits expense decreased $0.7 million or 1.7% in 2021 compared to 2020 as reduced pension expense and a reduction in the market adjustment on the underlying investments of the deferred compensation plan mitigated a $3.0 million increase in health insurance expense resulting from an increase in claims in 2021.

Equipment and software costs increased $5.2 million or 21.0% compared to 2020, due to the core conversion, continuous improvements in technology and communication infrastructure, an increase in asset size, increased usage of digital banking services and SBA PPP loan forgiveness fees. Also, since the core conversion in the third quarter of 2021, approximately $1.0 million per quarter in online banking costs have been recorded in equipment and software, while in prior periods these costs were recorded in other operating expenses. Such costs are now part of the monthly core software invoice and cannot be separated as it was with a third party vendor previously.

Marketing expense increased $2.7 million or 44.9% in 2021 as compared to 2020, due to increased spending on product advertising and brand awareness campaigns that were delayed from 2020 due to the COVID-19 pandemic.

FDIC insurance decreased $3.6 million or 46.3% in 2021 as compared to 2020, due to certain improved large bank assessment rate risk factors, ultimately lowering the assessment rate. In addition, a $1.0 million refund was received in the second quarter of 2021 from prior period call report adjustments, also contributing to the decrease year-over-year.

Restructuring and merger-related expenses in 2021 totaled $6.7 million, a decrease from $9.7 million incurred in 2020. The $6.7 million of expenses in 2021 consisted of $4.8 million in expenses related to the core banking software conversion, including termination fees of existing contracts, and $1.9 million in branch closure and lease termination expenses associated with the closure of 27 branches throughout 2021. The restructuring and merger-related expenses in 2020 totaling $9.7 million were comprised of $6.4 million in final merger-related expenses associated with the OLBK acquisition and $3.3 million in restructuring expenses associated with the branch optimization strategy.

Franchise and other miscellaneous taxes decreased $3.7 million or 25.9% in 2021 as compared to 2020, primarily due to the elimination of Kentucky bank franchise taxes effective on January 1, 2021, as well as various state franchise tax filed return accrual adjustments and associated refunds. Wesbanco is now subject to Kentucky state income taxes, which are reflected within the provision for income taxes on the income statement, and is part of the Company’s effective tax rate calculation.

Other operating expenses increased $2.5 million or 12.6% in 2021 as compared to 2020, due to $4.5 million in legal settlement costs incurred in 2021. This increase was offset somewhat by the reclassification of online banking costs mentioned previously into equipment and software costs.

INCOME TAXES

The provision for income taxes was $59.6 million for 2021, which is a $36.6 million increase as compared to $23.0 million in 2020. The increase in the provision for income taxes is due to an increase in the effective tax rate to 19.7% in 2021 compared to 15.9% in 2020. This increase resulted from higher pre-tax income primarily due to the negative provision for credit losses recorded in 2021, as compared to an increased provision for credit losses in 2020 due to the pandemic. In addition, as mentioned above, Kentucky state income taxes are now reflected within the provision for income taxes and the effective tax rate calculation for 2021 and comprised $1.8 million of the provision for income taxes in 2021.

FINANCIAL CONDITION

Total assets and deposits increased 3.1% and 9.1%, respectively, while shareholders' equity decreased 2.3% compared to December 31, 2020. Total securities increased $1.3 billion or 48.1% from December 31, 2020 to December 31, 2021, primarily driven by the investment of excess liquidity from increased cash balances resulting from customers' higher savings. The securities’ increase was partially offset by a $67.7 million increase in net unrealized losses in the available-for-sale portfolio. Total portfolio loans decreased $1.1 billion or 9.8% as a result of SBA PPP loan forgiveness and elevated commercial real estate loan payoffs. SBA PPP loans remaining totaled $162.7 million at December 31, 2021. Deposits increased $1.1 billion from year-end 2020 resulting from increases of 15.3%, 15.7%, and 3.2% in demand deposits, savings deposits, and money market deposits, respectively, which were partially offset by a 20.1% decrease in certificates of deposit. The growth in transaction-based accounts is primarily attributable to CARES Act stimulus funds previously received, increased personal savings and reduced consumer spending, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. The transaction-based accounts also increased from business customers obtaining loans through the PPP loan program.

Deposit balances were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The decrease in certificates of deposit is a result of lower overall rates and management periodically offering lower than median competitive rates for maturing certificates of deposit and customer preferences for other deposit types. The decline was also impacted by customer run-off of higher cost certificates of deposit from the OLBK and other prior acquisitions. Total borrowings decreased 53.4% or $524.6 million during 2021, as additional liquidity permitted the paydown of maturing FHLB advances totaling $365.1 million, coupled with the early redemption of $60.0 million of subordinated debt, acquired from YCB and OLBK, and a $100.1 million decrease in repurchase agreements.

Total shareholders’ equity decreased $63.6 million or 2.3%, compared to December 31, 2020, primarily due to the repurchase of common shares, net of restricted stock vesting activity totaling $183.0 million, the declaration of common and preferred shareholder dividends totaling $85.7 million and $10.1 million, respectively, and a $36.5 million other comprehensive income loss. Shareholders' equity was positively impacted by net income of $242.3 million for the year ended December 31, 2021.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES

	December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Equity securities (at fair value)	$13,466	$13,047	$419	3.2
Available-for-sale debt securities (at fair value)
U.S. Treasury	—	39,982	(39,982)	(100.0)
U.S. Government sponsored entities and agencies	236,978	211,682	25,296	12.0
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,285,213	1,264,737	1,020,476	80.7
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	367,493	320,098	47,395	14.8
Obligations of states and political subdivisions	106,340	115,762	(9,422)	(8.1)
Corporate debt securities	17,438	25,875	(8,437)	(32.6)
Total available-for-sale debt securities	$3,013,462	$1,978,136	$1,035,326	52.3
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$5,944	$7,779	$(1,835)	(23.6)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	58,147	89,151	(31,004)	(34.8)
Obligations of states and political subdivisions	907,649	601,128	306,521	51.0
Corporate debt securities	33,083	33,154	(71)	(0.2)
Total held-to-maturity debt securities (1)	$1,004,823	$731,212	$273,611	37.4
Total securities	$4,031,751	$2,722,395	$1,309,356	48.1
Available-for-sale and equity securities:
Weighted average yield at the respective year-end (2)	1.55%	2.09%
As a % of total securities	75.1%	73.1%
Weighted average life (in years)	5.0	3.4
Held-to-maturity securities:
Weighted average yield at the respective year-end (2)	2.92%	3.35%
As a % of total securities	24.9%	26.9%
Weighted average life (in years)	5.6	3.8
Total securities:
Weighted average yield at the respective year-end (2)	1.89%	2.43%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	5.2	3.5

(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.3 million at December 31, 2021 and December 31, 2020.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased by $1.3 billion or 48.1% from December 31, 2020 to December 31, 2021. Over the same period, the available-for-sale portfolio increased by $1.0 billion or 52.3% primarily due to excess liquidity from stimulus deposits and increased calls of agency and municipal securities, funding $1.9 billion in purchases of residential mortgage-backed securities and collateralized mortgage obligations. The held-to-maturity portfolio increased by $273.6 million or 37.4% due to $390.0 million in purchases of municipal bonds. The weighted average yield of the portfolio decreased 54 basis points from 2.43% at December 31, 2020 to 1.89% at December 31, 2021, primarily due to increased prepayment speeds on mortgage-backed securities, calls of legacy higher-rate agency and municipal securities, and the previously mentioned purchases at the lower market rates throughout the year.

Total gross unrealized securities losses increased $38.5 million, from $1.8 million as of December 31, 2020 to $40.3 million at December 31, 2021. The increase in unrealized losses from December 31, 2020, was due to an increase in market rates during the second half of 2021 causing market prices to decrease on the lowest yielding securities, particularly those purchased since the start of the pandemic. Wesbanco believes that none of the unrealized losses on available-for-sale debt securities at December 31, 2021 require an allowance for credit losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized (losses) gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of December 31, 2021 and December 31, 2020 were ($4.7) million and $46.9 million, respectively. These net unrealized pre-tax (losses) gains represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $23.6 million at December 31, 2021, compared to $37.0 million as of December 31, 2020. With approximately 25% of the investment portfolio in the held-to-maturity category, compared to 27% one year ago, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

Equity securities, of which a portion consists of investments in various mutual funds held in grantor trusts formed in connection with a key officer and director deferred compensation plan, are recorded at fair value. Gains and losses due to fair value fluctuations on equity securities are included in net securities gains or losses. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the employee is recognized in employee benefits expense.

On January 1, 2020, Wesbanco adopted CECL for the held-to-maturity investments. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represented the CECL allowance for the investment portfolio as of January 1, 2020. The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $7.0 million and $5.3 million as of December 31, 2021 and 2020, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption. Wesbanco recorded an allowance on held-to-maturity debt securities of $0.3 million as of December 31, 2021 and 2020.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the tax-equivalent yields of held-to-maturity debt securities by contractual maturity at December 31, 2021. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Mortgage-backed securities	Total
Weighted-average yield (1):
U.S. Government sponsored entities and agencies	—	—	—	—	2.17%	2.17%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	2.26%	2.26%
Obligations of states and political subdivisions (3)	3.18%	3.99%	3.35%	2.52%	—	2.88%
Corporate debt securities	3.09%	3.62%	—	—	—	3.50%
Total weighted average yield	3.15%	3.91%	3.35%	2.52%	2.26%	2.92%

(1)
Yields are determined based on the lower of the yield-to-call or yield-to-maturity.
(2)
Certain U.S. Government sponsored agency, mortgage-backed and collateralized mortgage securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their prepayment speeds.
(3)
Average yields on obligations of states and political subdivisions have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Cost-method investments consist primarily of FHLB of Pittsburgh stock totaling $15.9 million and $34.0 million at December 31, 2021 and 2020, respectively, and are included in other assets in the Consolidated Balance Sheets.

Wesbanco’s municipal portfolio comprises 25.2% of the overall securities portfolio as of December 31, 2021 compared to 26.3% as of December 31, 2020, which carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$99,717	9.6	$72,861	9.8
Investment Grade - High	774,858	74.9	511,013	68.4
Investment Grade - Upper Medium	152,897	14.8	152,704	20.4
Investment Grade - Lower Medium	2,269	0.2	3,072	0.4
Not rated	4,602	0.5	7,354	1.0
Total municipal bond portfolio	$1,034,343	100.0	$747,004	100.0

(1)
The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at December 31, 2021, consists of $296.9 million of taxable and $737.4 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$740,858	71.6	$518,274	69.4
Revenue	293,485	28.4	228,730	30.6
Total municipal bond portfolio	$1,034,343	100.0	$747,004	100.0
Municipal bond issuer:
State Issued	$42,717	4.1	$46,843	6.3
Local Issued	991,626	95.9	700,161	93.7
Total municipal bond portfolio	$1,034,343	100.0	$747,004	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2021:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2021
(dollars in thousands)	Fair Value	% of Total
Pennsylvania	$229,807	22.2
California	128,844	12.5
Ohio	103,711	10.0
Texas	78,168	7.6
Kentucky	37,422	3.6
All other states (1)	456,391	44.1
Total municipal bond portfolio	$1,034,343	100.0

(1) Wesbanco's municipal bond portfolio contains obligations in the state of West Virginia totaling $34.2 million or 3.3% of the total municipal portfolio.

Wesbanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. Wesbanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly-traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of Wesbanco’s securities. For additional disclosure relating to fair value measurement, refer to Note 17, “Fair Value Measurement” in the Consolidated Financial Statements.

LOANS AND LOAN COMMITMENTS

Loans represent Wesbanco’s largest balance sheet asset classification and the largest source of interest income. Commercial loans include CRE, which is further differentiated between land and construction, and improved property loans; as well as other C&I loans that are not secured by real estate. Retail loans include residential real estate mortgage loans, home equity lines of credit (“HELOC”), and loans for other consumer purposes.

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

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2021			2020
(dollars in thousands)	Balance	Commitments	Exposure	Balance	Commitments	Exposure
LOANS
Commercial real estate:
Land and construction	$833,880	$610,557	$1,444,437	$668,277	$516,244	$1,184,521
Improved property	4,705,088	302,219	5,007,307	5,037,115	288,316	5,325,431
Total commercial real estate	5,538,968	912,776	6,451,744	5,705,392	804,560	6,509,952
Commercial and industrial (1)	1,590,320	1,285,726	2,876,046	2,407,438	1,096,449	3,503,887
Total commercial loans	7,129,288	2,198,502	9,327,790	8,112,830	1,901,009	10,013,839
Residential real estate	1,721,378	348,978	2,070,356	1,720,961	284,302	2,005,263
Home equity lines of credit	605,682	878,710	1,484,392	646,387	744,349	1,390,736
Consumer	277,130	63,004	340,134	309,055	50,525	359,580
Total retail loans	2,604,190	1,290,692	3,894,882	2,676,403	1,079,176	3,755,579
Total portfolio loans	9,733,478	3,489,194	13,222,672	10,789,233	2,980,185	13,769,418
Loans held for sale	25,277	35,015	60,292	168,378	91,778	260,156
Deposit overdraft limits	—	370,439	370,439	—	154,322	154,322
Total loans	$9,758,755	$3,894,648	$13,653,403	$10,957,611	$3,226,285	$14,183,896
Letters of credit included above		$29,017			$53,788

(1) Includes $162.7 million and $726.3 million of SBA PPP loans at December 31, 2021 and December 31, 2020, respectively.

Total portfolio loans decreased $1.1 billion or 9.8% from December 31, 2020 to December 31, 2021, due primarily to the decrease in SBA PPP loans of $564 million during 2021. Excluding PPP loans, total loans decreased $492 million or 4.9% over the last twelve months as both consumers and businesses received significant fiscal stimulus monies issued under both the CARES Act as well as the American Rescue Plan Act. Commercial real estate loans decreased 2.9% as improved property decreased by 6.6%, offset by an increase of 24.8% for land and construction loans. Commercial and industrial loans decreased $817.1 million or 33.9%, of which $564 million, or 69.0%, was SBA PPP loan reduction. Residential real estate loans increased $0.4 million, while home equity loans decreased $40.7 million or 6.3%. Portfolio loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs and discounts on purchased loans. The net deferred loan income (costs) were ($3.3) million and $6.2 million as of December 31, 2021 and 2020, respectively. Wesbanco conducts a deferred loan cost study to determine the allowable costs to be deferred over the life of the loan. Excluding the effect of PPP loans, in the most recent study, Wesbanco’s deferred costs have increased at a faster rate than the related customer deferred fee income causing the balance of the deferred loan costs to outweigh the deferred loan fees, primarily from home equity lines of credit, which have little fee income. Purchased loan discounts from acquisitions included in the portfolio loan balances were $25.9 million and $39.4 million as of December 31, 2021 and 2020, respectively. Loan accretion included in interest income on loans acquired from prior acquisitions was $13.3 million and $17.0 million for the years ended December 31, 2021 and 2020, respectively. As part of loan fee income for the year ended December 31, 2021, recognized PPP loan fees were $25.3 million compared to $13.4 million for the year ended December 31, 2020. At December 31, 2021, $6.1 million of unaccreted net deferred fee income remains to be recognized on the PPP loans, as compared to $13.8 million at December 31, 2020.

CRE loans represent a significant component of the loan portfolio at 56.9% of the total portfolio, which was a 2.9% decrease in loan balances for the year. CRE—land and construction loan balances increased $165.6 million or 24.8% from December 31, 2020 to December 31, 2021, while CRE—improved property loans decreased $332.0 million or 6.6% during the same period.

C&I loans decreased $817.1 million or 33.9% from December 31, 2020 to December 31, 2021, primarily due to the $564 million decline in outstanding PPP loans. The available lines of credit within C&I loans decreased slightly from 66.1% at December 31, 2020 to 65.5% of total C&I revolving lines of credit exposure as of December 31, 2021. The higher levels of available credit over the past two years are the result of fiscal stimulus monies issued under both the CARES Act and the American Rescue Plan Act that allowed businesses to pay down their lines of credit.

Residential real estate mortgage loans increased $0.4 million from December 31, 2020 to December 31, 2021. Wesbanco retained approximately 57% of mortgages by dollar volume originated in 2021 for the portfolio compared to 38% in 2020. As mortgage rates change, management adjusts loans sold into the secondary market to obtain immediate fee income recognition from higher gain-on-sale margins, versus retaining balances in the loan portfolio, which is also somewhat dependent upon customer demand for various mortgage products and related terms.

HELOC loans decreased $40.7 million or 6.3% from December 31, 2020 to December 31, 2021 due to lower demand and customers' refinancing into first mortgage loans at low, fixed rates.

Consumer loans decreased $31.9 million or 10.3% from December 31, 2020 to December 31, 2021 due to a decline in indirect lending, partially due to the supply chain availability issues associated with new automobile production and related financing.

Total loan commitments increased $668.3 million or 20.7% from December 31, 2020 to December 31, 2021. Commitments in the total CRE portfolio increased approximately $108.2 million or 13.5%, C&I commitments increased $189.3 million or 17.3% and HELOC commitments increased $134.4 million or 18.1%. Overdrafts were up $216.1 million or 140.0% due to the implementation of a new overdraft application that provides higher individual customer limits.

Geographic Distribution —Wesbanco extends credit primarily within the market areas where it has branch offices or markets adjacent thereto. Loans outside of these markets are generally only made to established customers that have other business relationships with Wesbanco in its markets. Loans outside of Wesbanco’s markets represented approximately 2% and 1% of total loans at December 31, 2021 and December 31, 2020, respectively. These loans consist primarily of C&I, CRE-improved property loans, residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers, and automobile loans to family members of local customers.

The geographic distribution of the loan portfolio, excluding deposit overdraft limits and loans held for sale, is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2021 (1)
	Commercial Real Estate
(percentage of outstandings, rounded to nearest whole percent)	Land and Construction	Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity Lines	Consumer	Total
Pittsburgh, PA MSA	7%	11%	13%	14%	18%	12%	12%
Washington-Arlington-Alexandria DC-VA-MD-WV MSA	12	17	9	8	3	2	12
Columbus, OH MSA	23	7	7	11	6	5	9
Baltimore-Columbia-Towson MD MSA	2	12	4	9	4	2	9
Western Ohio MSAs	11	6	5	12	8	4	8
Louisville, KY—Jefferson County MSA	14	8	10	4	4	3	8
Upper Ohio Valley MSAs	3	4	14	6	13	21	7
Other Ohio Locations	4	5	10	6	7	10	6
Other West Virginia Locations	2	5	6	6	9	16	5
Huntington, WV-Ashland, KY MSA	4	4	4	3	3	4	4
Lexington, KY—Fayette County MSA	10	5	1	4	2	1	4
Other Kentucky Locations	2	4	3	5	10	3	4
Morgantown, WV MSA	2	3	3	3	4	5	3
Parkersburg, WV-Marietta, OH MSA	2	2	1	2	4	6	2
California-Lexington Park MD MSA	—	2	4	1	1	—	2
Adjacent States & Outside-of-Market	—	2	4	3	1	3	2
Other Pennsylvania Locations	—	1	—	1	2	3	1
Other Indiana Locations	1	1	2	1	1	—	1
Other Maryland Locations	—	1	—	1	—	—	1
Frederick-Gaithersburg-Rockville MD MSA	1	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	100%	100%

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

Commercial loans are monitored for potential concentrations of loans to any one borrower or group of related borrowers. At December 31, 2021 Wesbanco’s legal lending limit to any single borrower or their related interests approximated $242 million. The ten largest commercial relationships combined ranged from $623 million to $689 million during 2021. There were 12 relationships that exceeded $50 million at December 31, 2021. These large relationships generally consist of more than one loan to a borrower or their related entities. The single largest relationship exposure approximated $99 million at December 31, 2021 and consists of multiple loans to a business relationship in the lodging sector.

Commercial loans, including renewals and extensions of maturity, are approved within a framework of individual lending authorities based on the total credit exposure of the borrower. Loans with credit exposure up to $1,000,000 are approved by underwriters that are not responsible for loan origination. Loans with credit exposure greater than $1,000,000 minimally require the approval of a commercial banking executive, and credit exposures greater than $1.5 million require approval of a credit officer that is not responsible for loan origination. In the Mid-Atlantic market, credit exposures greater than $5 million require approval of a credit committee comprised of senior management in the market and credit officers not responsible for loan origination. Credit exposures greater than $15 million require approval of a centralized credit committee comprised of executive management, directors, and certain other non-voting qualified persons that are not responsible for loan origination. Underwriters and credit officers do not receive incentive compensation based on loan origination volume. Commercial banking executives receive incentive compensation based on multiple factors that include loan origination, net growth in outstanding loan balances, fees, credit quality and portfolio administration requirements.

CRE – land and construction consists of loans to finance land for development, investment, use in a commercial business enterprise, agricultural or minerals extraction, construction of residential dwellings for resale, multi-family apartments and other commercial buildings that may be owner-occupied or income-generating investments for the owner. Construction loans generally are made only when Wesbanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan or the loan is expected to be repaid from the sale of subdivided property. However, even if Wesbanco has a takeout commitment, construction loans are underwritten as if Wesbanco will retain the loan upon completion of construction. In recent years, due to the low interest rate environment and low property capitalization rates, many construction loans that did not have a takeout commitment when the loan originated have been sold or refinanced in the secondary market immediately upon completion of construction, at times, resulting in significant unscheduled loan payoffs.

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

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2021
	Fixed Rate Loans					Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial real estate:
Land and construction	$64,659	$63,252	$45,409	$34,449	$207,769	$113,971	$247,227	$225,553	$39,360	$626,111
Improved property	228,013	769,553	721,053	57,034	1,775,653	144,571	543,942	1,910,839	330,083	2,929,435
Commercial and industrial	75,343	589,325	248,821	50,586	964,075	74,650	138,352	314,367	98,876	626,245
Total commercial loans	$368,015	$1,422,130	$1,015,283	$142,069	$2,947,497	$333,192	$929,521	$2,450,759	$468,319	$4,181,791

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

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by Wesbanco credit policy or banking regulations, which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $117 million or 7% of the Bank’s total risk-based capital at December 31, 2021, compared to $96 million or 6% at December 31, 2020. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special-use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. The level of pledged collateral can vary from unsecured to fully secured with various types of collateral. Unsecured credit is only extended to those borrowers and/or guarantors that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. Unsecured loans totaled $393 million and $901 million at December 31, 2021 and December 31, 2020, respectively. Of the unsecured loans at December 31, 2021, $163 million are SBA-guaranteed PPP loans versus $726 million at December 31, 2020. Loans can be secured by bank deposit accounts, marketable securities, working capital assets (accounts receivable and inventory), equipment or owner occupied real estate. Bank deposits and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly by the bank to ensure they remain appropriately margined. Collateral other than equipment or real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection and verification by Wesbanco. Loans secured by equipment or real estate may be subject to receipt of third party appraisals. Although loans can be collateral type-specific, they can also be secured by multiple property types and/or a blanket lien may be placed on all of a borrower’s assets.

Most commercial loans are originated directly by Wesbanco. Participation in loans originated by other financial institutions represents $547 million or 5.9% of total commercial loan exposure at December 31, 2021, compared to $568 million or 5.7% at December 31, 2020. Included in this total are Shared National Credits of $11 million at December 31, 2021 and $15 million at December 31, 2020. Shared National Credits are defined as loans in excess of $100 million that are financed by three or more lending institutions. Wesbanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution.

The commercial portfolio is monitored for potential concentrations of credit risk including by market, CRE property type, C&I industry, loan type and loans affected by similar external factors.

Beginning in 2001 and revised in 2013, banks of a certain size are required to track C&I loan transactions designated as Highly Leveraged Transactions (“HLTs”). Loans that meet the criteria must be of a certain size, for the purpose of a buyout, acquisition or capital distributions and meet certain leverage ratios. As of December 31, 2021, Wesbanco had $39.5 million or 0.4% of total commercial loan exposure designated as HLTs, as compared to $38.5 million or 0.4% as of December 31, 2020.

Due to fluctuations in energy prices, the bank closely monitors its energy portfolio. As of December 31, 2021, total exposure to core energy industries such as drilling, extraction, pipeline construction, mining equipment, investment real estate with energy-related tenants and other related support activities approximated $42 million or 0.6% of the total commercial loan portfolio, as compared to $60 million or 0.7% of the total commercial loan portfolio at December 31, 2020. Exposure to ancillary industries such as utility distribution and transportation, engineering services, manufacturers and retailers of other heavy equipment used in core energy industries, approximates an additional $106 million in exposure or 1.1% of the total loan portfolio, as compared to $113 million or 1.0% of the total loan portfolio at December 31, 2020. Lodging properties located in the shale gas areas that may be impacted by a reduction in shale gas activities represent an additional $121 million of exposure as of December 31, 2021, as compared to $130 million at December 31, 2020. The decrease is due to certain loans being repaid in full during the year.

TABLE 14. COMMERCIAL EXPOSURE BY INDUSTRY

	December 31, 2021
	Land and Construction		Improved Property		Commercial and Industrial		PPP
(in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Loan Balance	Total Loan Balance	Total Exposure	% of Capital (1)
Agriculture and farming	$3,291	$2,697	$15,198	$1,801	$6,316	$26,298	$1,124	$25,929	$56,726	3.5
Energy	5,980	—	39,379	693	81,904	50,913	568	127,831	179,437	11.2
Construction	87,319	80,944	117,207	29,918	140,293	194,224	31,587	376,407	681,492	42.4
Manufacturing	1,800	2,660	107,191	23,804	144,023	121,278	19,550	272,564	420,306	26.1
Wholesale and distribution	1,611	200	40,364	4,470	116,828	69,456	2,006	160,809	234,934	14.6
Retail	18,211	12,968	254,225	48,483	91,971	88,273	6,801	371,208	520,933	32.4
Transportation and warehousing	5,252	3,845	55,023	2,040	43,619	17,979	6,961	110,854	134,717	8.4
Information and communications	2,224	3,519	9,905	460	6,048	3,336	771	18,948	26,263	1.6
Finance and insurance	634	7	14,549	6,243	50,183	145,235	955	66,321	217,807	13.5
Equipment leasing	268	—	22,470	1,822	30,636	41,307	239	53,613	96,743	6.0
Real estate - 1-4 family	6,614	3,705	265,067	10,634	3,709	3,158	—	275,389	292,885	18.2
Real estate - multi-family	209,251	153,042	411,087	10,904	—	—	—	620,338	784,284	48.8
Real estate - other retail	1,660	1,352	232,972	2,140	4,552	—	—	239,183	242,676	15.1
Real estate - shopping center	26,751	3,731	310,658	7,938	—	—	—	337,409	349,079	21.7
Real estate - office building	40,534	15,943	394,839	3,806	10,391	4,374	—	445,763	469,887	29.2
Real estate - commercial/manufacturing	17,117	7,613	327,683	8,469	8,233	100	—	353,033	369,216	23.0
Real estate - residential buildings	94,102	163,754	110,187	17,269	23,911	14,939	396	228,596	424,558	26.4
Real estate - other	85,641	31,043	415,521	45,597	22,301	33,845	1,243	524,705	635,191	39.5
Services	13,423	3,330	227,953	38,378	163,164	116,222	32,023	436,563	594,493	37.0
Schools and education services	23,963	—	33,542	1,033	90,380	13,334	7,537	155,422	169,789	10.6
Healthcare	89,797	59,717	348,762	18,119	112,404	113,862	15,426	566,388	758,085	47.1
Entertainment and recreation	7,822	2,004	43,185	999	8,941	5,502	4,682	64,631	73,136	4.5
Hotels	16,621	12,904	681,631	3,841	598	377	7,705	706,555	723,676	45.0
Other accommodations	11,007	15,976	42,925	521	78	430	51	54,062	70,990	4.4
Restaurants	14,743	2,348	91,551	4,092	49,396	27,311	18,171	173,861	207,612	12.9
Religious organizations	9,368	5,403	72,124	2,420	30,834	22,731	1,761	114,088	144,643	9.0
Government	38,152	3,479	17,207	995	156,369	10,141	1,803	213,530	228,145	14.2
Unclassified	724	18,374	2,681	5,330	30,566	161,100	1,316	35,287	220,090	13.7
Total commercial loans	$833,880	$610,557	$4,705,088	$302,219	$1,427,645	$1,285,726	$162,675	$7,129,288	$9,327,790	579.8

(1)
Represents Bank’s total risk-based capital.

Multi-family apartments represent the single largest category of commercial loans. Multi-family apartment exposure declined 21.6% from $1,000 million at December 31, 2020 to $784 million at December 31, 2021. This exposure represents 48.8% of total risk-based capital at December 31, 2021, down from 59.3% at December 31, 2020. Approximately 50% of the total multi-family exposure is for new construction projects, many of which are expected to be refinanced in the secondary market over the next 24 months. During 2021 and 2020, a number of properties were refinanced in the secondary market shortly after completion and prior to stabilization. These early payoffs enabled Wesbanco to continue to finance new multi-family projects throughout our market.

Healthcare represents the second largest category of commercial exposure with total exposure of $758 million. Healthcare exposure increased 4.3% from December 31, 2020 to December 31, 2021. This category represents 47.1% of risk-based capital, compared to 43.1% at December 31, 2020.

Lodging represents the third largest category of commercial exposure with total exposure of $724 million. Due to the pandemic’s effect on the lodging industry, the Bank is closely monitoring this portfolio. Lodging exposure declined 5.7% from December 31, 2020 to December 31, 2021. This category represents 45% of risk-based capital, compared to 45.5% at December 31, 2020.

Construction represents the fourth largest category of commercial loan exposure of $681 million. Construction exposure declined 16.1% from December 31, 2020 to December 31, 2021. This represents 42.4% of total risk-based capital at December 31, 2021, compared to 48.2% at December 31, 2020. Construction-coded loans are broken down between 1-4 family homes built for sale, lot development and general trade.

Real estate—other represents the fifth largest category of commercial exposure with total exposure of $635 million. Real estate—other exposure decreased 1.6% from December 31, 2020 to December 31, 2021. This category represents 39.5% of risk-based capital, compared to 46.9% at December 31, 2020. Real estate – other consists of property types such as box stores, eating facilities and mixed use.

Services represents the sixth largest category of commercial exposure with total exposure of $594 million. Services decreased 1.4% from December 31, 2020 to December 31, 2021. This category represents 37% of risk-based capital, compared to 34.1% at December 31, 2020.

In addition to the methods in which Wesbanco monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of bank total risk-based capital. Loan balances used to determine compliance are based upon Call Report instructions and therefore do not necessarily match the balances displayed in Table 14. The first tier measures loans for land, land development, residential and commercial construction. This tier totals $914 million or 56.8% of total risk-based capital at December 31, 2021, compared to $768 million or 45.5% at December 31, 2020. The regulatory guidance for the first tier is 100% of total risk-based capital. The second tier measures loans included in the first tier plus multi-family apartments and other commercial investment property. This tier totals $4,105 million or 255.2% of total risk-based capital at December 31, 2021, compared to $4,229 million or 250.9% at December 31, 2020. The regulatory guidance for the second tier is 300% of total risk-based capital. The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. Total CRE exposure increased $1,480 million or 56.4% for the thirty-six month period ended December 31, 2021, primarily from acquisition-related growth. Management believes that although the bank is above the 50% threshold, portfolio credit quality and our internal risk management practices mitigate the risk of continued CRE lending.

Basel III requires banks to identify High Volatility Commercial Real Estate (“HVCRE”) loans in their portfolios. These loans are subject to 150% weighting in the risk-based capital calculation, effective January 1, 2015. These regulations require, among other things, that investment CRE loans for acquisition, development or construction that are not in permanent amortizing loan status, meet the statutory LTV guidelines, have a minimum contributed equity of 15% in cash, marketable securities or contributed land at appraised value, and the loan documentation must contain a requirement that the initial capital injection remain in the project until the loan has converted to permanent financing or is paid in full. Changes to the law in May 2018 eliminated certain CRE loan categories from being subject to the regulation, such as owner-occupied, changed contributed land value from cost to appraised value for the equity component and required only the initial capital to meet the 15% threshold remain in the project. The bank has approximately $79 million in HVCRE exposure representing 1.2% of total CRE exposure and 4.9% of total risk-based capital at December 31, 2021. This compares to $169 million in HVCRE exposure representing 2.6% of total CRE exposure and 10.1% of total risk-based capital at December 31, 2020. A portion of these loans are classified as HVCRE primarily for legal documentation reasons, rather than contributed equity being less than 15%.

Under the CARES Act, Wesbanco modified approximately 3,550 loans totaling $2.2 billion in 2020, of which a total of $51.5 million of commercial loans, representing 0.5% of total portfolio loans remain in deferral as of December 31, 2021. This compares to $154.5 million of commercial loans, representing 1.4% of total portfolio loans as of December 31, 2020. An additional $96.9 million of commercial loans as of December 31, 2021 had various payment terms modified in exchange for enhancements beneficial to the Bank which were permanent improvements to the credit facility. Changes include an increase in floor rates, increase in guarantors and duration of guarantees and a change in covenants. None of the aforementioned loans were considered delinquent or on non-accrual status as of December 31, 2021.

Retail Loans —Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. This group is comprised of residential real estate loans, home equity lines of credit and consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $11 million of 1-to-4 family rental properties at December 31, 2021, a decrease from approximately $12 million at December 31, 2020. Wesbanco originates residential real estate loans for its portfolio as well as for sale in the secondary market. Portfolio loans also include loans to finance vacant land upon which the owner intends to construct a dwelling at a future date. Except for construction loans that require interest-only payments during the construction period, portfolio loans require monthly principal and interest payments to amortize the loan with terms up to thirty years. Construction periods range from six to twelve months, but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a dwelling. Interest rates on portfolio loans may be fixed for up to thirty years. Adjustable rate loans are based primarily on the Treasury Constant Maturity index and can adjust annually or in increments up to 15 years. Currently most 30 year and a portion of 15 year fixed-rate originations are sold into the secondary market.

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

TABLE 15. MATURITIES OF RETAIL LOANS

	December 31, 2021
	Fixed Rate Loans					Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Residential real estate	$13,394	$42,189	$191,907	$500,711	$748,201	$109	$3,673	$51,235	$918,160	$973,177
Home equity lines of credit	212	2,207	3,681	46,095	52,195	16,624	40,764	57,496	438,603	553,487
Consumer	8,092	144,362	83,980	7,412	243,846	2,714	9,116	19,279	2,175	33,284
Total retail loans	$21,698	$188,758	$279,568	$554,218	$1,044,242	$19,447	$53,553	$128,010	$1,358,938	$1,559,948

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

Risk is further mitigated by requiring residential real estate borrowers to have adequate down payments or cash equity, thereby limiting the loan amount in relation to the lower of the cost or the market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value. Market values are determined by obtaining current appraisals or evaluations, whichever is appropriate or required by banking regulations, based on the amount financed prior to the loan being made. New appraisals or evaluations are not obtained unless the borrower requests a modification or refinance of the loan, or there is increased dependence on the value of the collateral because the borrower is in default.

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

Most retail loans are originated directly by Wesbanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods. Wesbanco performs its own customary credit evaluation and underwriting before purchasing indirect loans. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from Wesbanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws. Indirect consumer loans represented $129 million or 47% of consumer loans at December 31, 2021 compared to $179 million or 58% at December 31, 2020.

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

Banks that have been acquired by Wesbanco serviced some of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, Wesbanco continues to service these loans. As of December 31, 2021 and 2020, Wesbanco serviced loans for others aggregating approximately $19 million and $21 million, respectively. The unamortized balance of mortgage servicing rights related to these loans is less than $100 thousand at both December 31, 2021 and 2020.

CREDIT QUALITY

The quality of the loan portfolio is measured by various factors, including the amount of loans that are past due, required to be reported as non-performing, or are adversely graded in accordance with internal risk classifications that are consistent with regulatory adverse risk classifications. Non-performing loans consist of non-accrual loans and TDRs. Non-performing assets also include real estate owned (“REO”) and repossessed assets. Net charge-offs are also an important measure of credit quality. Wesbanco seeks to develop individual strategies for all assets that have adverse risk characteristics in order to minimize potential loss. However, there is no assurance such strategies will be successful and loans may ultimately proceed to foreclosure or other course of liquidation that does not fully repay the amount of the loan.

Past Due Loans —Loans that are past due but not reported as non-performing generally consist of loans that are between 30 and 89 days contractually past due. Certain loans that are 90 days or more past due also continue to accrue interest because they are deemed to be well-secured and in the process of collection. Earlier stage delinquency requires routine collection efforts to prevent them from becoming more seriously delinquent. Early stage delinquency represents potential future non-performing loans if routine collection efforts are unsuccessful. Table 16 summarizes loans that are contractually past due 30 days or more, excluding non-accrual and TDR loans.

TABLE 16. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDR LOANS

	December 31,
	2021		2020
(dollars in thousands)	Amount	% of Loan Bal	Amount	% of Loan Bal
90 days or more:
Commercial real estate - land and construction	$51	0.01	$288	0.04
Commercial real estate - improved property	3,042	0.06	2,713	0.05
Commercial and industrial	559	0.04	1,899	0.08
Residential real estate	2,840	0.16	2,863	0.17
Home equity lines of credit	685	0.11	706	0.11
Consumer	627	0.23	377	0.12
Total 90 days or more	7,804	0.08	8,846	0.08
30 to 89 days:
Commercial real estate - land and construction	—	0.00	2,858	0.43
Commercial real estate - improved property	14,001	0.30	8,948	0.18
Commercial and industrial	3,442	0.22	6,540	0.27
Residential real estate	4,513	0.26	7,490	0.44
Home equity lines of credit	2,528	0.42	2,754	0.43
Consumer	2,668	0.96	3,006	0.97
Total 30 to 89 days	27,152	0.28	31,596	0.29
Total 30 days or more	$34,956	0.36	$40,442	0.37

Loans past due 30 days or more and accruing interest and not reported as TDRs decreased $5.5 million, representing 0.36% of total loans at December 31, 2021, as compared to 0.37% at December 31, 2020. The overall low level of delinquency is the result of management’s continued focus on sound initial underwriting and timely collection of loans at their earliest stage of delinquency.

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

Table 17 summarizes non-performing assets.

TABLE 17. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2021	2020
TDRs accruing interest:
Commercial real estate—land and construction	$—	$—
Commercial real estate—improved property	374	655
Commercial and industrial	192	111
Residential real estate	2,875	2,779
Home equity lines of credit	277	363
Consumer	28	19
Total TDRs accruing interest	3,746	3,927
Non-accrual loans:
Commercial real estate—land and construction	73	469
Commercial real estate—improved property	7,715	9,494
Commercial and industrial	5,064	3,302
Residential real estate	17,190	17,925
Home equity lines of credit	5,163	5,345
Consumer	537	345
Total non-accrual loans	35,742	36,880
Total non-performing loans	39,488	40,807
Real estate owned and repossessed assets	—	549
Total non-performing assets	$39,488	$41,356
Total portfolio loans	$9,733,478	$10,789,233
Non-performing loans as a percentage of total portfolio loans	0.41%	0.38%
Non-accrual loans as a percentage of total portfolio loans	0.37	0.34
Non-performing assets as a percentage of total assets	0.23	0.25
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	0.41	0.38

Accruing TDRs decreased $0.2 million or 4.61% from December 31, 2020 to December 31, 2021. There were no TDRs greater than $1 million or more at December 31, 2021 or 2020. Accruing TDRs are not concentrated in any industry, property or type of loan; however, retail loans, which consist of residential real estate, home equity lines of credit and consumer loans, represented 84.9% at December 31, 2021, compared to 80.5% at December 31, 2020. This includes loans that were discharged in Chapter 7 bankruptcy in the current or prior year; however, the borrower has not yet made payments for at least six consecutive months after the discharge.

Non-accrual loans decreased $1.1 million or 3.1% from December 31, 2020 to December 31, 2021. Approximately $1.5 million or 4.3% of total non-accrual loans at December 31, 2021 also have restructured terms that would require them to be reported as a TDR if they were accruing interest, compared to $1.8 million or 5.0% of the total at December 31, 2020.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due as of December 31, 2019, as well as other requirements. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Wesbanco offered three to twelve months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic, depending on the type of loan and the industry-type for commercial loans. None of these loans are considered delinquent as of December 31, 2021. Total deferred interest as of December 31, 2021 was $22.0 million, which is located within accrued interest receivable on the balance sheet.

REO and repossessed assets decreased $0.5 million or 100% from December 31, 2020 to December 31, 2021. Wesbanco seeks to minimize the period for which it holds REO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral.

Repossessed assets are generally sold at auction within 60 days after repossession. Income (expenses) associated with owning REO and repossessed assets charged to other expenses were ($0.2) million for 2021 compared to $0.1 million for 2020. Net gains on the disposition of REO and repossessed assets are credited or charged to non-interest income and approximated $0.5 million in 2021 and $0.3 million in 2020.

Criticized and Classified Loans —Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a description of internally-assigned risk grades for commercial loans and a summary of loans by grade. Wesbanco’s criticized loans are currently protected, but have weaknesses, which if not corrected, may be inadequately protected at some future date. Classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans and most commercial TDRs; however, TDRs may be upgraded after the borrower has repaid the loan in accordance with the restructured terms for a period of time, but such loans would generally continue to be reported as TDRs regardless of their grade. Criticized and classified loans totaled $364.5 million or 5.1% of total commercial loans at December 31, 2021, compared to $494.9 million or 6.1% at December 31, 2020. The decrease is primarily due to net upgrades of $104.3 million of hospitality loans as a result of increased occupancy and debt service coverage as conditions continue to improve versus the prior year's pandemic-driven environment.

Charge-offs and Recoveries — Total charge-offs decreased $2.4 million or 19.1% to $10.1 million, while total recoveries increased $2.9 million to $8.4 million, resulting in a decrease of $5.3 million in net charge-offs for 2021 compared to 2020. The total net loan charge-off rate of 0.02% of average loans at December 31, 2021, compared to 0.06% at December 31, 2020, is consistent with continued overall low levels of non-performing loans, which were limited due to CARES Act assistance from the SBA’s PPP program and the ability to treat certain loan modifications as non-TDRs during 2020 and 2021. Table 18 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 18. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2021	2020	2019
Commercial real estate - land and construction
Net charge-offs / (recoveries)	$(167)	$(41)	$(164)
Average balance outstanding	721,673	711,697	539,108
Net charge-offs (recoveries) as a percentage of average loans	(0.02)%	(0.01)%	(0.03)%
Commercial real estate - improved property
Net charge-offs / (recoveries)	$466	$951	$3,115
Average balance outstanding	4,943,980	4,929,934	3,520,729
Net charge-offs (recoveries) as a percentage of average loans	0.01%	0.02%	0.09%
Commercial and industrial
Net charge-offs / (recoveries)	$226	$2,270	$712
Average balance outstanding	2,066,116	2,314,248	1,324,376
Net charge-offs (recoveries) as a percentage of average loans	0.01%	0.10%	0.05%
Residential real estate
Net charge-offs / (recoveries)	$(258)	$775	$911
Average balance outstanding	1,661,138	1,845,561	1,651,826
Net charge-offs (recoveries) as a percentage of average loans	(0.02)%	0.04%	0.06%
Home equity
Net charge-offs / (recoveries)	$(136)	$468	$785
Average balance outstanding	623,796	647,395	595,493
Net charge-offs (recoveries) as a percentage of average loans	(0.02)%	0.07%	0.13%
Consumer
Net charge-offs / (recoveries)	$484	$2,041	$976
Average balance outstanding	286,717	341,829	339,556
Net charge-offs (recoveries) as a percentage of average loans	0.17%	0.60%	0.29%
Loans held for sale
Net charge-offs / (recoveries)	$-	$-	$-
Average balance outstanding	77,186	84,099	20,019
Net charge-offs (recoveries) as a percentage of average loans	-%	-%	-%
Deposit Account Overdrafts
Net charge-offs / (recoveries)	$1,113	$585	$1,249
Total loans
Net charge-offs / (recoveries)	$1,728	$7,049	$7,584
Average balance outstanding	10,380,605	10,874,763	7,991,107
Net charge-offs (recoveries) as a percentage of average loans	0.02%	0.06%	0.09%

ALLOWANCE FOR CREDIT LOSSES

On January 1, 2020, Wesbanco adopted CECL, which resulted in a $41.4 million increase to the allowance for credit losses. Of the $41.4 million, $38.4 million related to the loan portfolio and $3.0 million related to loan commitments. The effect on retained earnings (tax-effected) was $26.6 million.

As of December 31, 2021, the total allowance for credit losses – loans and commitments was $129.4 million, of which $121.6 million relates to loans and $7.8 million relates to loan commitments. The allowance for credit losses – loans is 1.25% of total portfolio loans as of December 31, 2021, compared to 1.72% as of December 31, 2020. Excluding PPP loans of $162.7 million and $726.6 million, the allowance for credit losses – loans was 1.27% and 1.85% of total portfolio loans at December 31, 2021 and December 31, 2020, respectively. There is no allowance on PPP loans due to their government guarantee by the SBA.

The allowance for credit losses - loans individually-evaluated increased $3.0 million from December 31, 2020 to December 31, 2021 due to an individually-evaluated loan analysis completed on certain classified hotel loans. The allowance for credit losses-loans collectively-evaluated decreased from December 31, 2020 to December 31, 2021 by $67.2 million.

The allowance for credit losses - loan commitments was $7.8 million at December 31, 2021 as compared to $9.5 million as of December 31, 2020, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for credit losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of December 31, 2021, the forecast was based upon a blend of three nationally-recognized published economic forecasts through December 31, 2021, and is primarily driven by national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at year end, was projected to be 4.7%, and subsequently decrease to an average of 4.4% over the 2022 forecast period. The calculation utilized a one-year reversion period back to the Company’s historical loss rate by loan classification. Included in the qualitative factors were COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration.

If forecasted projections of national unemployment remain consistent with the forecast utilized by Wesbanco as of December 31, 2021 throughout next year, this may result in less significant future quarterly fluctuations in the allowance for credit losses, assuming other model variables remain relatively constant.

Environmental risks have the potential to negatively impact an organization's assets, earnings, and reputation. Specifically, climate risks have the potential to significantly impact the bank and its customers. Climate-related risks are divided into two major categories: (1) risks related to the transition to a low-carbon economy, which may entail extensive policy, legal, technology and market changes, and (2) risks related to the physical impacts of climate change, driven by extreme weather events, such as hurricanes and floods, as well as chronic longer-term shifts, such as temperature increases and sea level rises. These changes and events can have broad impacts on operations, supply chains, distribution networks, customers, and markets. The financial impacts can lead to amplified credit risk, and diminish borrowers’ repayment capacity or collateral values.

We are in the process of enhancing our climate and environmental, social and corporate governance ("ESG") risk considerations into our risk framework and risk management programs established for strategic, credit, market, compliance, operational and reputational risks. The potential of climate risk is monitored through our risk identification process. Once identified, climate risks are assessed for potential impacts on us and our customers. Furthermore, the identified climate risk will then be considered as part of our macroeconomic scenarios and loss forecasts within our CECL allowance models. These future enhancements to our risk framework are in development and will continue to be refined as new climate trends and risks arise.

Table 19 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

TABLE 19. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of year:
Allowance for credit losses - loans	$185,827	$52,429	$48,948
Allowance for credit losses - loan commitments	9,514	874	741
Total beginning allowance for credit losses - loans and loan commitments	195,341	53,303	49,689
Impact of adopting ASC 326	—	41,442	—
Provision for credit losses:
Provision for loan losses	(62,477)	101,960	11,065
Provision for loan commitments	(1,739)	5,685	133
Total provision for credit losses - loans and loan commitments	(64,216)	107,645	11,198
Net charge-offs:
Total charge-offs	(10,136)	(12,535)	(12,657)
Total recoveries	8,408	5,486	5,073
Net charge-offs	(1,728)	(7,049)	(7,584)
Balance at end of year:
Allowance for credit losses - loans	121,622	185,827	52,429
Allowance for credit losses - loan commitments	7,775	9,514	874
Total ending allowance for credit losses - loans and loan commitments	$129,397	$195,341	$53,303
Allowance for credit losses - loans as a percentage of total portfolio loans	1.25%	1.72%	0.51%
Allowance for credit losses - loans to non-accrual loans	3.40x	5.04x	1.17x
Allowance for credit losses - loans to total non-performing loans	3.08x	4.55x	1.04x
Allowance for credit losses - loans to total non-performing loans and loans past due 90 days or more	2.57x	3.74x	0.85x

The allowance consists of specific reserves for certain individually-evaluated loans, if any, and a general reserve for all other loans. Commercial loans, including CRE and C&I, that have other unique characteristics are tested individually for potential credit losses. Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies pertaining to the allowance for credit losses. As a result of the COVID-19 pandemic, there is concern within the banking industry that deferrals are delaying the overall impact of COVID-19 on the loan portfolio. As such, temporary COVID-19 qualitative factors have been incorporated to recognize increased risk within the portfolio that is not captured by the quantitative output including COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration.

The general allowance is comprised of factors based on both historical loss experience and other qualitative factors. The general allowance decreased $67.2 million or 37.4% from December 31, 2020 to December 31, 2021 due to changes in macroeconomic factors, changes in portfolio mix and changes in both quantitative and qualitative adjustments. The allowance for individually-evaluated loans was $9.3 million at December 31, 2021, an increase of $3.0 million from December 31, 2020. This increase was related to reserves for certain classified hospitality loans totaling $29.4 million at December 31, 2021. The allowance for loan commitments decreased $1.7 million from December 31, 2020 to December 31, 2021.

Table 20 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 20. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2021		2020
		% of Loans or		% of Loans or
		Commitments to		Commitments to
	Allowance	Total Portfolio Loans	Allowance	Total Portfolio Loans
(dollars in thousands)	Amount	or Commitments	Amount	or Commitments
Allowance for credit losses - loans:
Commercial real estate—land and construction	$7,310	8.6	$10,841	6.2
Commercial real estate—improved property	65,355	48.4	110,652	46.6
Commercial and industrial	26,875	16.3	37,850	22.3
Residential real estate	15,401	17.7	17,851	16.0
Home equity lines of credit	724	6.2	1,487	6.0
Consumer	3,737	2.8	6,507	2.9
Deposit account overdrafts	2,220	-	639	-
Total allowance for credit losses - loans	121,622	100.0	185,827	100.0
Allowance for credit losses - loan commitments:
Commercial real estate—land and construction	4,180	17.5	6,508	17.3
Commercial real estate—improved property	201	8.7	712	9.7
Commercial and industrial	1,497	36.8	1,275	36.8
Residential real estate	1,576	10.0	955	9.5
Home equity lines of credit	49	25.2	45	25.0
Consumer	272	1.8	19	1.7
Total allowance for credit losses - loan commitments	7,775	100.0	9,514	100.0
Total allowance for credit losses	$129,397		$195,341

Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, specific reserves and management’s judgment with respect to the impact of qualitative factors on each category of loans. A decrease in the allowance for a particular loan category generally reflects either lower loan balances, historical loss rate changes or reductions in non-performing and/or classified commercial loans. Although the allowance for credit losses is allocated as described in Table 20, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of expected future losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb expected future losses at December 31, 2021.

DEPOSITS

TABLE 21. DEPOSITS

	December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Deposits
Non-interest bearing demand	$4,590,895	$4,070,835	$520,060	12.8
Interest bearing demand	3,380,056	2,839,536	540,520	19.0
Money market	1,739,750	1,685,927	53,823	3.2
Savings deposits	2,562,510	2,214,565	347,945	15.7
Certificates of deposit	1,292,652	1,618,510	(325,858)	(20.1)
Total deposits	$13,565,863	$12,429,373	$1,136,490	9.1

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 206 financial centers, as of December 31, 2021, in West Virginia, Ohio, western Pennsylvania, Maryland, Kentucky, and southern Indiana. The FDIC insures all deposits up to $250,000 per account.

Total deposits increased by $1.1 billion or 9.1% in 2021 primarily due to consumer stimulus-related funds, PPP loan proceeds deposited, and increased personal savings. Interest bearing demand deposits and non-interest bearing demand deposits increased 19.0% and 12.8%, respectively, while savings deposits and money market deposits increased 15.7% and 3.2%, respectively, due to the aforementioned CARES Act funds previously received, focused retail and business strategies to obtain more transaction account relationships and customers’ overall preference for shorter-term maturities. Deposit balances were also somewhat impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $68.9 million and $65.5 million for the years ended December 31, 2021 and 2020, respectively. Money market deposits were influenced through Wesbanco’s increased participation in the Insured Cash Sweep (ICS®) money market deposits program. ICS® reciprocal balances totaled $641.1 million at December 31, 2021 compared to $513.9 million at December 31, 2020.

Certificates of deposit decreased $325.9 million, primarily due to an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco. The decrease was also impacted by lower offered rates on certain maturing certificates of deposit and customer preferences for other non-maturity deposit types. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (“CDARS®”) program. CDARS® balances totaled $45.9 million in outstanding balances at December 31, 2021, of which $0.4 million represented one-way buys, compared to $42.6 million in total outstanding balances at December 31, 2020, of which $0.7 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $313.2 million at December 31, 2021 compared to $381.7 million at December 31, 2020. Certificates of deposit of $100,000 or more were approximately $666.2 million at December 31, 2021 compared to $843.2 million at December 31, 2020. Certificates of deposit totaling approximately $843.6 million at December 31, 2021 with a cost of 0.42% are scheduled to mature within the next year. The average rate on certificates of deposit decreased 23 basis points from 0.75% for the year ended December 31, 2020 to 0.52% in 2021, with a similar decrease experienced for jumbo certificates of deposit. Wesbanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which includes offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 22. UNINSURED DEPOSITS

	December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Portion of certificates of deposit in excess of FDIC insurance limits	$198,958	$230,225	$(31,267)	(13.6)

Certificates of deposit otherwise uninsured with a maturity of:
Three months or less	$65,024	$50,042	$14,982	29.9
Over three through six months	63,193	62,926	267	0.4
Over six through twelve months	20,620	43,706	(23,086)	(52.8)
Over twelve months	50,121	73,551	(23,430)	(31.9)
Total uninsured certificates of deposit	$198,958	$230,225	$(62,534)	(27.2)

Total uninsured deposits	$4,439,779	$3,484,720	$955,059	27.4

BORROWINGS

TABLE 23. BORROWINGS

	December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Federal Home Loan Bank Borrowings	$183,920	$549,003	$(365,083)	(66.5)
Other short-term borrowings	141,893	241,950	(100,057)	(41.4)
Subordinated debt and junior subordinated debt	132,860	192,291	(59,431)	(30.9)
Total	$458,673	$983,244	$(524,571)	(53.4)

Borrowings are a significant source of funding for Wesbanco in addition to deposits. During 2021, available liquidity totaling $365.1 million was used for FHLB maturities and other principal paydowns with an average cost of 2.43%. There were no new FHLB advances during 2021.

Wesbanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. Wesbanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $15.9 million at December 31, 2021, is also pledged as collateral for these advances. Wesbanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2021 and 2020 was estimated to be approximately $3.8 billion and $4.1 billion, respectively.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts and borrowings on a revolving line of credit, decreased $100.1 million to $141.9 million at December 31, 2021, compared to $242.0 million at December 31, 2020 due to moving certain customer relationships to interest-bearing demand deposits. At December 31, 2021 and 2020, there were no outstanding federal funds purchased.

In August 2021, Wesbanco renewed a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. The revolving line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. The new revolving line of credit also requires Wesbanco to maintain at all times a consolidated four quarter average return on average assets of > 0.50%, a Texas ratio of less than 25% (broadly defined as the ratio of non-performing assets to tangible common equity and the allowance for loan losses), unencumbered cash and marketable securities of at least $12.0 million, and the maintenance at all times on a consolidated basis and for the Bank a total risk-based capital ratio of > 12.0%, a Tier 1 risk-based capital ratio of > 10.0% and a Tier 1 leverage ratio of > 7.0%. Wesbanco was in compliance with all terms and conditions at December 31, 2020. There was no outstanding balance on the line as of December 31, 2021 or 2020.

CAPITAL RESOURCES

Shareholders’ equity decreased from $2.8 billion at December 31, 2020 to $2.7 billion at December 31, 2021. The decrease was primarily the result of the repurchase of common shares net of restricted stock vesting activity totaling $183.0 million, the declaration of common and preferred shareholder dividends totaling $85.7 million and $10.1 million, respectively, and a $36.5 million other comprehensive income loss. This loss consisted of a $51.6 million unrealized loss in the securities portfolio, partially offset by a $15.1 million gain in the defined benefits pension plan and other postretirement benefits for the year ended December 31, 2021. Shareholders' equity was positively impacted by net income of $242.3 million for the year ended December 31, 2021.

For 2021, common dividends increased to $1.32 per share, or 3.1% on an annualized basis, compared to $1.28 per share in 2020. The common dividend per share payout ratio decreased to 37.4% in 2021 from 72.3% in 2020, which is primarily attributable to an increase in earnings year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 35% to 60%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors. The quarterly dividend was increased again in February 2022 to $0.34 per share, or 3.0%.

On August 26, 2021, Wesbanco’s Board of Directors authorized the adoption of a new stock repurchase plan for the purchase of up to an additional 3.2 million shares of Wesbanco common stock from time-to-time on the open market, which was in addition to the existing plans approved by the Board of Directors on October 22, 2015, December 19, 2019, and April 22, 2021. These prior plans were all completed during 2021. Wesbanco purchased 5,177,563 shares of its outstanding common stock on the open market at a total cost of $181.6 million, or $35.08 per share during the year ended December 31, 2021. The remaining shares authorized to be purchased under the last repurchase plan totaled 1,391,617 shares at December 31, 2021.

Wesbanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. Wesbanco and its banking subsidiary Wesbanco Bank maintain Tier 1 risk-based, Total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. The Bank paid $250.5 million in dividends to Wesbanco during 2021, or 101% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2021, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $161.9 million from the Bank. The Bank’s policy is generally to declare dividends up to 90% of its earnings to the parent annually, subject to change, with Board approval.

Wesbanco currently has $132.9 million in subordinated debt and junior subordinated debt on its Consolidated Balance Sheet. For regulatory purposes, the junior subordinated debt and trust preferred securities totaling $130.0 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are accounted for as Tier 2 capital in accordance with current regulatory reporting requirements. In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards effective

January 1, 2015 with a phase-in period ending January 1, 2019. The final capital rule establishes the minimum capital levels required under the Dodd-Frank Act, permanently grandfathers trust preferred securities as Tier 1 capital issued before May 19, 2010 for bank holding companies under $15 billion, and increases the capital required for certain categories of assets. Subordinated debt totaling $60.0 million acquired from YCB and OLBK in 2016 and 2019, respectively, was redeemed late in 2021. The YCB notes were considered Tier 2 regulatory capital for Wesbanco and Wesbanco Bank, as they were initially issued by the Bank, while the OLBK notes were considered Tier 2 regulatory capital for Wesbanco.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources adequately meet its liquidity requirements. Wesbanco’s net loans-to-assets ratio was 56.8% and deposit balances funded 80.1% of total assets at December 31, 2021.

The following table lists the sources of liquidity from assets at December 31, 2021 expected within the next year:

(in thousands)
Cash and cash equivalents	$1,251,358
Securities with a maturity date within the next year and callable securities	224,105
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	655,798
Loans held for sale	25,277
Accruing loans scheduled to mature	1,115,891
Normal loan repayments	1,621,655
Total sources of liquidity expected within the next year	$4,894,084

(1)
Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.6 billion at December 31, 2021. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $843.6 million at December 31, 2021, which includes jumbo regular certificates of deposit totaling $419.4 million with a weighted-average cost of 0.49%, and jumbo CDARS® deposits of $39.0 million with a weighted-average cost of 0.39%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at December 31, 2021 approximated $3.8 billion, compared to $4.1 billion at December 31, 2020. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At December 31, 2021, the Bank had unpledged available-for-sale securities with an amortized cost of $1.0 billion. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is somewhat limited due to the pledging agreements that Wesbanco has with their public deposit customers, as approximately 33.9% of the current available-for-sale portfolio balance is unpledged. Public deposit balances have increased significantly through the several acquisitions made since 2015, to a total of $1.5 billion at December 31, 2021. Wesbanco’s held-to-maturity portfolio currently contains $851.7 million of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances in certain states. In addition, except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to utilize for some time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”), whereby Wesbanco pledges certain consumer loans as collateral for borrowings. At December 31, 2021, Wesbanco had a BIC line of credit totaling $131.3 million, none of which was outstanding. Alternative funding sources may include the utilization of existing overnight lines of credit with third-party banks totaling $275.0 million, none of which was outstanding at December 31, 2021, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $141.9 million at December 31, 2021 consisted of callable repurchase agreements and overnight sweep checking accounts for commercial customers. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $163.4 million in cash on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2021. Wesbanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2021, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $161.9 million from the Bank. Management believes these are appropriate levels of cash for Wesbanco given the current environment and projected sources and uses of cash. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $3.8 billion and $3.0 billion at December 31, 2021 and 2020, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 19, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. Wesbanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes Wesbanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2021 and that Wesbanco’s current liquidity risk management policies and procedures adequately address this guidance.

LIBOR TRANSITION

LIBOR is a widely used short-term reference interest rate benchmark for variable rate loans and securities, borrowings, and interest rate hedge/swap transactions. In July of 2017, the FCA announced the discontinuation of LIBOR after certain banks provided purported interest rate figures which did not truly reflect the rate at which they could borrow. In addition to FCA, as early as 2014, financial institution regulators and the Federal Financial Institutions Examination Council (“FFIEC”) began to work to develop a uniform approach to the phase-out of LIBOR because the continued reliance on LIBOR could present systematic risk to financial institutions. The Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“AARC”) to identify alternative reference rates to LIBOR. The AARC released consultations on contractual fallback language to prepare for the transition away for LIBOR and on June 22, 2017, identified SOFR as the recommended alternative to LIBOR.

On July 1, 2020, the FFIEC issued a Joint Statement on Managing the LIBOR Transition to further explain that new financial contracts should either utilize a reference rate other than LIBOR, or have robust fallback language that defines an alternative reference rate after LIBOR’s discontinuation. The FFIEC statement encouraged supervised financial institutions to continue their efforts to prepare for the change and address the risks associated with the LIBOR transition.

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

On March 5, 2021, the ICE Benchmark Administration announced that the publication of the overnight, as well as, the one, three, six, and twelve month LIBOR rates will continue to be published through June 30, 2023, which will provide additional time to wind down or renegotiate existing contracts that reference LIBOR.

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

As early as 2018, in anticipation of the potential discontinuance of LIBOR, Wesbanco established a LIBOR transition committee to effectively manage the Company’s transition away from LIBOR in two phases. The first phase included adding additional fallback language to loan documents to allow Wesbanco to replace LIBOR with an equivalent rate index plus the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also, as part of the first phase, Wesbanco began quoting to the Treasury Rate published by the Federal Reserve Board instead of the ICE LIBOR Swap Index (which is tied to LIBOR) when repricing certain term loans and originating new loans. The second phase consists of working to continue to transition existing adjustable-rate loans that fluctuate monthly or periodically that are tied to LIBOR or the ICE LIBOR Swap Index. Wesbanco is tracking the dollar amount and number of loans tied to LIBOR or the ICE LIBOR Swap Index, monitoring current industry trends, and working with legal counsel to ensure the smooth transition away from LIBOR. As of December 31, 2021, Wesbanco had a total of $1.8 billion in loans tied to either LIBOR or the ICE LIBOR Swap index, of which $1.5 billion have a maturity date after June 30, 2023. As referenced above, the U.K. FCA and ICE Benchmark Administration has extended the date of publication of certain tenors of LIBOR through June 30, 2023, giving existing LIBOR based contracts time to mature. However, in compliance with and based upon the Agencies Joint Statements referenced above, Wesbanco will not be offering LIBOR for new contracts after December 31, 2021. Accordingly, Wesbanco has initially chosen the One Month Term Secured Overnight Financing Rate (“1M Term SOFR”), which is published by the Chicago Mercantile Exchange (“CME”), as an alternative replacement rate for LIBOR. Wesbanco may also continue to utilize the Wall Street Journal Prime Rate, the Treasury Rates, and other indexes as part of its lending program. System and process updates were made to enable the use of the 1M Term SOFR for new loan production in accordance with regulatory guidelines. At a date in the future, prior to the cessation of the publication of the one month LIBOR, Wesbanco will transition all remaining LIBOR based loans to the replacement index after notification to the impacted borrowers.

With respect to its back-to-back swap program, Wesbanco worked with its swap counterparty customers to institute and accept the International Swaps and Derivatives Association 2020 Interbank Offered Rate Fallbacks Protocol ("ISDA 2020 IBOR Protocol") to address LIBOR cessation in swap transactions. Moreover, Wesbanco has initially chosen 1M Term SOFR as its replacement index for new loans in the bank’s back-to-back swap program. The market for Term SOFR derivatives was actively engaged prior to the end of 2021, allowing the program to meet the Agencies timeline of December 31, 2021.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at December 31, 2021 and December 31, 2020, assuming the above-noted interest rate increases, as compared to a base model. In the current interest rate environment, particularly for short-term rates, the 100 – 300 basis points decreasing changes for December 31, 2021 and December 31, 2020 are not shown due to the unrealistic and/or negative yield nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest	Percentage Change in Net Interest Income from Base over One Year		ALCO
Rates (basis points)	December 31, 2021	December 31, 2020	Guidelines
+300	17.5%	15.3%	(15.0%)
+200	11.7%	10.3%	(10.0%)
+100	6.0%	5.5%	(7.5%)

Adjustments to relative sensitivities are due to the impact of the current lower rate and yield curve environment on base case net interest income and the related calculation of parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as adjustments for various modeling assumptions. Generally, deposit betas utilized in modeling are estimated at more conservative percentages for both up and down rate scenarios than has been the Bank’s historical experience, as a result of both competitive factors in our markets and as public funds and institutional contract terms are renewed. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically in our models for non-maturity deposits and loans. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, customer requests for negotiated rates, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons.

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of December 31, 2021 and December 31, 2020. Changes in EVE sensitivity since year-end 2020 relate to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in Interest	Percentage Change in Economic Value of Equity from Base over One Year		ALCO
Rates (basis points)	December 31, 2021	December 31, 2020	Guidelines
+300	3.7%	13.4%	(30.0%)
+200	1.6%	10.6%	(20.0%)
+100	1.8%	7.1%	(10.0%)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Wesbanco’s management assessed the effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on the assessment, management determined that, as of December 31, 2021, Wesbanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, Wesbanco’s independent registered public accounting firm, as stated in their attestation report appearing below.

/s/ Todd F. Clossin	/s/ Daniel K. Weiss, Jr.
Todd F. Clossin	Daniel K. Weiss, Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Wesbanco, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wesbanco, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wesbanco, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Allowance for Credit Losses
Description of the Matter

The Company’s loan portfolio totaled $9.7 billion as of December 31, 2021 and the associated ACL was $122 million. As discussed in Note 1 and 5 to the consolidated financial statements, the ACL reflects the lifetime expected losses on the Company’s loan portfolio, including unfunded commitments. The ACL is calculated utilizing the probability of default / loss given default approach to calculate the expected loss for each segment, which is then discounted to net present value. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. The evaluation also considers qualitative factors such as economic trends and conditions. Auditing management’s ACL estimate and related provision for credit losses was complex due to the expected loss models used to compute the quantitative reserve and involves a high degree of subjectivity due to the judgment required in evaluating management’s determination of the qualitative factors described above.

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

We tested management’s expected loss models including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key model assumptions, including the reasonable and supportable forecast, and independently recalculating model output with the assistance of EY specialists. We also verified the underlying economic forecast data used to estimate the quantitative reserve was complete and accurate.

To test the qualitative factor adjustments, among other procedures, we assessed management’s methodology and considered whether relevant risks were reflected in the models and whether adjustments to the model output were appropriate. We tested the completeness, accuracy, and relevance of the underlying data used to estimate the qualitative adjustments. We evaluated whether qualitative adjustments were reasonable based on changes in economic conditions and the loan portfolio. For example, we evaluated the reasonableness of qualitative adjustments for concentrations of credit by independently comparing loan portfolio information. We also assessed whether qualitative adjustments were consistent with publicly available information (e.g., macroeconomic data). Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the qualitative factor adjustments to validate that management’s considerations are appropriate. Additionally, we evaluated whether the overall ACL, inclusive of qualitative factor adjustments, appropriately reflects losses expected in the loan portfolio by comparing peer bank data.

We have served as the Company’s auditor since 1996.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2022

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2021	2020
ASSETS
Cash and due from banks, including interest bearing amounts of $1,094,312 and $721,086, respectively	$1,251,358	$905,447
Securities:
Equity securities, at fair value	13,466	13,047
Available-for-sale debt securities, at fair value	3,013,462	1,978,136
Held-to-maturity debt securities (fair values of $1,028,452 and $768,183, respectively)	1,004,823	731,212
Allowance for credit losses, held-to-maturity debt securities	(268)	(326)
Net held-to-maturity debt securities	1,004,555	730,886
Total securities	4,031,483	2,722,069
Loans held for sale	25,277	168,378
Portfolio loans, net of unearned income	9,733,478	10,789,233
Allowance for credit losses - loans	(121,622)	(185,827)
Net portfolio loans	9,611,856	10,603,406
Premises and equipment, net	229,016	249,421
Accrued interest receivable	60,844	66,790
Goodwill and other intangible assets, net	1,151,634	1,163,091
Bank-owned life insurance	350,359	306,038
Other assets	215,298	240,970
Total Assets	$16,927,125	$16,425,610
LIABILITIES
Deposits:
Non-interest bearing demand	$4,590,895	$4,070,835
Interest bearing demand	3,380,056	2,839,536
Money market	1,739,750	1,685,927
Savings deposits	2,562,510	2,214,565
Certificates of deposit	1,292,652	1,618,510
Total deposits	13,565,863	12,429,373
Federal Home Loan Bank borrowings	183,920	549,003
Other short-term borrowings	141,893	241,950
Subordinated debt and junior subordinated debt	132,860	192,291
Total borrowings	458,673	983,244
Accrued interest payable	1,901	4,314
Other liabilities	207,522	251,942
Total Liabilities	14,233,959	13,668,873
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at December 31, 2021 and December 31, 2020, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 62,307,245 and 67,254,706 shares outstanding at December 31, 2021 and December 31, 2020, respectively	141,834	141,834
Capital surplus	1,635,642	1,634,815
Retained earnings	977,765	831,688
Treasury stock (5,774,061 and 826,600 shares in 2021 and 2020, respectively, at cost)	(199,759)	(25,949)
Accumulated other comprehensive income (loss)	(5,120)	31,359
Deferred benefits for directors	(1,680)	(1,494)
Total Shareholders’ Equity	2,693,166	2,756,737
Total Liabilities and Shareholders’ Equity	$16,927,125	$16,425,610

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2021	2020	2019
INTEREST AND DIVIDEND INCOME
Loans, including fees	$415,965	$465,677	$393,166
Interest and dividends on securities:
Taxable	50,401	53,594	65,648
Tax-exempt	16,161	16,999	20,006
Total interest and dividends on securities	66,562	70,593	85,654
Other interest income	2,440	5,007	5,433
Total interest and dividend income	484,967	541,277	484,253
INTEREST EXPENSE
Interest bearing demand deposits	3,669	7,069	16,805
Money market deposits	1,803	4,616	8,024
Savings deposits	1,031	1,802	2,995
Certificates of deposit	7,623	13,562	15,631
Total interest expense on deposits	14,126	27,049	43,455
Federal Home Loan Bank borrowings	6,167	24,701	26,548
Other short-term borrowings	227	1,729	5,401
Subordinated debt and junior subordinated debt	6,514	8,318	8,945
Total interest expense	27,034	61,797	84,349
NET INTEREST INCOME	457,933	479,480	399,904
Provision for credit losses	(64,274)	107,741	11,198
Net interest income after provision for credit losses	522,207	371,739	388,706
NON-INTEREST INCOME
Trust fees	29,511	26,335	26,579
Service charges on deposits	22,412	21,943	26,974
Electronic banking fees	19,318	17,524	22,634
Net securities brokerage revenue	6,896	6,189	6,990
Bank-owned life insurance	8,936	7,359	5,913
Mortgage banking income	19,528	22,736	8,219
Net securities gains	1,113	4,268	4,320
Net gains on other real estate owned and other assets	4,816	103	732
Other income	20,255	21,728	14,355
Total non-interest income	132,785	128,185	116,716
NON-INTEREST EXPENSE
Salaries and wages	154,242	153,166	132,485
Employee benefits	41,033	41,723	39,313
Net occupancy	26,843	27,580	22,505
Equipment and software	30,006	24,801	20,494
Marketing	8,634	5,957	6,062
FDIC insurance	4,150	7,734	1,956
Amortization of intangible assets	11,457	13,411	10,340
Restructuring and merger-related expense	6,717	9,725	16,397
Other operating expenses	70,061	70,748	62,656
Total non-interest expense	353,143	354,845	312,208
Income before provision for income taxes	301,849	145,079	193,214
Provision for income taxes	59,589	23,035	34,341
NET INCOME	$242,260	$122,044	$158,873
Preferred stock dividends	10,125	2,644	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$232,135	$119,400	$158,873
EARNINGS PER COMMON SHARE
Basic	$3.54	$1.78	$2.83
Diluted	3.53	1.77	2.83
AVERAGE COMMON SHARES OUTSTANDING
Basic	65,520,527	67,260,796	56,108,084
Diluted	65,669,970	67,310,584	56,214,364
DIVIDENDS DECLARED PER COMMON SHARE	$1.32	$1.28	$1.24

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Net income	$242,260	$122,044	$158,873
Debt securities available-for-sale:
Net change in unrealized (losses) gains on debt securities available-for-sale	(67,652)	39,880	52,299
Related income tax benefit (expense)	16,112	(9,727)	(11,958)
Net securities gains reclassified into earnings	(56)	(2,540)	(227)
Related income tax expense	13	604	52
Net effect on other comprehensive income for the period	(51,583)	28,217	40,166
Debt securities held-to-maturity:
Amortization of unrealized gain transferred from debt securities available-for-sale	—	(32)	(222)
Related income tax expense	—	7	54
Net effect on other comprehensive income for the period	—	(25)	(168)
Defined benefit plans:
Amortization of net loss and prior service costs	2,521	3,000	3,042
Related income tax benefit	(609)	(714)	(729)
Recognition of unrealized gain (loss)	17,386	(420)	(4,250)
Related income tax (expense) benefit	(4,194)	100	1,011
Net effect on other comprehensive income for the period	15,104	1,966	(926)
Total other comprehensive (loss) gain	(36,479)	30,158	39,072
Comprehensive income	$205,781	$152,202	$197,945

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		For the years ended December 31, 2021, 2020, and 2019
	Preferred	Common Stock					Accumulated Other	Deferred Benefits
(in thousands, except shares and per share amounts)	Stock Amount	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Comprehensive Gain (Loss)	for Directors	Total
January 1, 2019	$—	54,598,134	$113,758	$1,166,701	$737,581	$(274)	$(37,871)	$(1,068)	$1,978,827
Net income	—	—	—	—	158,873	—	—	—	158,873
Other comprehensive income	—	—	—	—	—	—	39,072	—	39,072
Comprehensive income									197,945
Common dividends declared ($1.24 per share)	—	—	—	—	(71,760)	—	—	—	(71,760)
Shares issued for OLBK acquisition	—	13,351,837	27,815	466,120	—	—	—	—	493,935
Treasury shares acquired	—	(281,365)	—	181	—	(10,479)	—	—	(10,298)
Stock options exercised	—	7,375	8	—	—	151	—	—	159
Restricted stock granted	—	148,447	246	(1,385)	—	1,139	—	—	—
Stock compensation expense	—	—	—	5,321	—	—	—	—	5,321
Deferred benefits for directors—net	—	—	—	28	—	—	—	(236)	(208)
December 31, 2019	$—	67,824,428	$141,827	$1,636,966	$824,694	$(9,463)	$1,201	$(1,304)	$2,593,921
Net income	—	—	—	—	122,044	—	—	—	122,044
Other comprehensive income	—	—	—	—	—	—	30,158	—	30,158
Comprehensive income									152,202
Common dividends declared ($1.28 per share)	—	—	—	—	(85,815)	—	—	—	(85,815)
Preferred dividends declared ($17.625 per share)	—	—	—	—	(2,644)	—	—	—	(2,644)
Adoption of ASU 2016-13	—	—	—	—	(26,591)	—	—	—	(26,591)
Issuance of preferred stock, net of issuance costs	144,484	—	—	—	—	—	—	—	144,484
Treasury shares acquired	—	(813,108)	—	118	—	(25,414)	—	—	(25,296)
Stock options exercised	—	61,623	7	(1,206)	—	2,175	—	—	976
Restricted stock granted	—	181,763	—	(6,753)	—	6,753	—	—	—
Stock compensation expense	—	—	—	5,653	—	—	—	—	5,653
Deferred benefits for directors—net	—	—	—	37	—	—	—	(190)	(153)
December 31, 2020	$144,484	67,254,706	$141,834	$1,634,815	$831,688	$(25,949)	$31,359	$(1,494)	$2,756,737
Net income	—	—	—	—	242,260	—	—	—	242,260
Other comprehensive loss	—	—	—	—	—	—	(36,479)	—	(36,479)
Comprehensive income									205,781
Common dividends declared ($1.32 per share)	—	—	—	—	(85,667)	—	—	—	(85,667)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Stock issued for dividend reinvestment		11,720			(391)	391			—
Treasury shares acquired	—	(5,218,275)	—	194	—	(183,171)	—	—	(182,977)
Stock options exercised	—	130,273	—	(1,388)	—	4,484	—	—	3,096
Restricted stock granted	—	128,821	—	(4,486)	—	4,486	—	—	—
Stock compensation expense	—	—	—	6,475	—	—	—	—	6,475
Deferred benefits for directors—net	—	—	—	32	—	—	—	(186)	(154)
December 31, 2021	$144,484	62,307,245	$141,834	$1,635,642	$977,765	$(199,759)	$(5,120)	$(1,680)	$2,693,166

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$242,260	$122,044	$158,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	13,387	14,131	11,567
Other net (accretion) amortization	(11,001)	(9,890)	996
Provision for credit losses	(64,274)	107,741	11,198
Net securities gains	(1,113)	(4,268)	(4,320)
Mortgage banking income	(19,528)	(22,736)	(8,219)
Stock compensation expense	6,475	5,653	5,321
Decrease (increase) in deferred income tax assets, net	18,692	(10,518)	8,466
Increase in cash surrender value of bank-owned life insurance	(8,936)	(7,359)	(5,913)
Contribution to pension plan	—	—	(3,000)
Loans originated for sale	(648,344)	(910,155)	(328,319)
Proceeds from the sale of loans originated for sale	789,823	786,352	308,856
Net change in: accrued interest receivable and other assets	60,503	(30,280)	(33,400)
Net change in: accrued interest payable and other liabilities	(35,098)	16,189	41,500
Other—net	(6,549)	2,702	(243)
Net cash provided by operating activities	336,297	59,606	163,363
INVESTING ACTIVITIES
Net decrease (increase) in loans held for investment	1,108,165	(538,688)	(61,804)
Available-for-sale debt securities:
Proceeds from sales	—	226,099	125,839
Proceeds from maturities, prepayments and calls	839,584	803,006	438,259
Purchases of securities	(1,955,670)	(585,930)	(573,729)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	108,883	200,100	163,667
Purchases of securities	(385,538)	(82,695)	(41,516)
Equity securities:
Proceeds from sales	—	203	4,090
Net cash received from business acquisitions	—	—	60,025
Purchases of bank owned life insurance	(40,000)	—	—
Proceeds from bank owned life insurance	4,615	832	1,156
Purchases of premises and equipment—net	(8,535)	(7,551)	(12,201)
Sale of portfolio loans	—	42,416	—
Net cash (used in) provided by investing activities	(328,496)	57,792	103,786
FINANCING ACTIVITIES
Increase (decrease) in deposits	1,140,303	1,435,497	(199,771)
Proceeds from Federal Home Loan Bank borrowings	—	475,000	1,035,000
Repayment of Federal Home Loan Bank borrowings	(365,201)	(1,341,814)	(888,862)
Decrease in other short-term borrowings	(100,057)	(32,912)	(44,788)
Principal repayments of finance lease obligations	(444)	(422)	(402)
(Decrease) increase in federal funds purchased	—	(7,500)	7,500
Repayment of subordinated debt and junior subordinated debt	(60,000)	(6,702)	(33,506)
Dividends paid to common shareholders	(86,484)	(85,253)	(66,571)
Dividends paid to preferred shareholders	(10,125)	(2,644)	—
Issuance of common stock	—	59	72
Issuance of preferred stock, net of issuance costs	—	144,484	—
Treasury shares purchased—net	(179,882)	(24,540)	(10,211)
Net cash provided by (used in) financing activities	338,110	553,253	(201,539)
Net increase in cash, cash equivalents and restricted cash	345,911	670,651	65,610
Cash, cash equivalents and restricted cash at beginning of the year	905,447	234,796	169,186
Cash, cash equivalents and restricted cash at end of the year	$1,251,358	$905,447	$234,796
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$32,572	$75,082	$87,145
Income taxes paid	35,725	36,975	31,375
Transfers of loans to other real estate owned	526	263	1,015
Transfers of portfolio loans to loans held for sale	—	42,416	—
Non-cash transactions related to the OLBK acquisition	—	—	493,935
Transfers of held-to-maturity debt securities to available-for-sale debt securities	—	—	67,393
Right of use assets obtained in exchange for lease obligations	—	—	19,827

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations— Wesbanco, Inc. (“Wesbanco” or the “Company”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. Wesbanco’s defined business segments are community banking and trust and investment services. As of December 31, 2021, Wesbanco’s banking subsidiary, Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 206 branches and 203 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. In addition, Wesbanco operates an insurance brokerage company, Wesbanco Insurance Services, Inc., and a full service broker/dealer, Wesbanco Securities, Inc.

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

On August 3, 2020, the joint federal regulatory agencies issued a statement, “Joint Statement on Additional Loan Accommodations Related to COVID-19”. This statement provides financial institutions with considerations for certain customers nearing the end of their COVID-19 loan deferral period noted above. As per this guidance and in accordance with the CARES Act noted above, Wesbanco developed a plan to assist certain customers with additional deferrals of principal and/or interest. This plan, relating primarily to existing commercial loans in the hospitality sector, may provide certain relief to these portfolio loans if they meet certain criteria regarding the borrower, underlying property and potential guarantors / co-borrowers. If a loan were to meet the criteria, they would be eligible to have twelve months of interest payments deferred or three months of principal and interest payments plus nine months of interest-only payments. There are predetermined contractual re-evaluation triggers reviewed throughout the deferred period to determine if a borrower should return to a normal amortization schedule prior to the completion of the twelve month period. The Economic Aid Act further extended relief granted by the CARES Act for TDRs, initially slated to end on December 31, 2020, by one year to December 31, 2021.

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

The allowance for credit loss calculation specific to loans is based on the loan’s amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs) and acquired premium (discount) minus any write-downs. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when a loan is placed on non-accrual, and also Wesbanco made an accounting policy election to reverse accrued interest deemed uncollectible as a reversal of interest income. However, Wesbanco is reserving, as part of the allowance for credit losses, for accrued interest on loan modifications under the CARES Act due to the nature and timing of these deferrals.

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

The allowance for credit losses is calculated over the loan’s contractual life. For term loans, the contractual life is calculated based on the maturity date. For commercial and industrial (“C&I”) revolving loans with no stated maturity date, the contractual life is calculated based on the internal review date. For all other revolving loans, the contractual life is based on either the estimated maturity date or a default date. The contractual term does not include expected extensions, renewals or modifications unless management has a reasonable expectation as of the reporting period that Wesbanco will execute a TDR with the borrower. Management assumes a loan will become a TDR if a consumer loan has matured, has a principal balance, and has previously been partially charged-off. This assumption extends the maturity of these loans to six months beyond maturity date.

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

Commercial loans, including CRE and C&I that have unique characteristics are tested individually for estimated credit losses. Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any.

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

For periods ended December 31, 2019 and prior, which preceded the implementation of CECL, the allowance for credit losses was computed using the incurred loss methodology and represented management’s estimate of probable losses inherent in the loan portfolio and in future advances against loan commitments. Determining the amount of the allowance required significant judgment about the collectability of loans and the factors that deserved consideration in estimating probable credit losses. The allowance was increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluated the appropriateness of the allowance at least quarterly. This evaluation was inherently subjective as it required material estimates that may be susceptible to significant change from period to period. For additional discussion regarding the incurred loss method of computing the allowance for credit losses, please see the critical accounting policies published in Wesbanco's 2019 Form 10-K.

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

A mortgage loan sold on a mandatory basis to the secondary market is considered sold when the mortgage loan is funded. Wesbanco enters into TBA contracts in order to control interest rate risk during the period between the IRLC and the sale of the mortgage loan. The IRLC is executed between the mortgagee and Wesbanco, and the forward TBA contract is executed between Wesbanco and a counterparty. Both the IRLC and the forward TBA contract are considered derivatives. A mortgage loan sold on a best efforts basis is locked into a forward sales contract on the same day as the IRLC to control interest rate risk during the period between the IRLC and the sale of the mortgage loan. The IRLC is executed between the mortgagee and Wesbanco, and the forward sales contract is executed between Wesbanco and a counterparty. Both the IRLC and the forward sales contract are considered derivatives. Both types of derivatives are recorded at fair value and are not designated in a qualified hedged accounting program. The changes in fair value are recorded in current earnings within mortgage banking income in the Consolidated Statements of Income. The fair value of IRLC is the gain or loss that would be realized on the underlying loans assuming exercise of the commitments under current market rates versus the rate incorporated in the commitments, taking into consideration loans cancelled prior to closing. The fair value of forward sales contracts is based on quoted market prices. Since loans typically close before receipt of funding from an investor, they are accounted for at fair value as “Loans Held for Sale” in the Consolidated Balance Sheets.

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

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2021-08 Business Combinations (Topic 805)

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805)." The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, "Revenue Recognition." The amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets." For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material impact on the financial statements.

ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. This ASU provided temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from LIBOR or other reference rate expected to be discontinued on financial reporting. The ASU also provides optional expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022, and can be adopted at any time during this period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”. This ASU refines the scope of Topic 848 and addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued, but that use an interest rate for margining, discounting or contract price alignment that is expected to be modified as a result of reference rate reform. ASU 2021-01 is effective upon issuance through December 31, 2024, and can be adopted at any time during this period. Wesbanco has not yet adopted either ASU, but has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR, and continues to assess the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis, with no material impacts expected at this time.

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

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of acquisition previously reported as of December 31, 2019:

(in thousands)	November 22, 2019
Goodwill recognized as of December 31, 2019	$203,774
Change in fair value of net assets acquired:
Assets
Investment securities	(349)
Loans	(31,532)
Intangible assets	(692)
Deferred tax assets	8,166
Premises and equipment	(3,067)
Accrued income and other assets	(1,314)
Liabilities
Borrowings	1,283
Accrued expenses and other liabilities	(535)
Fair value of net assets acquired	$(28,040)
Increase in goodwill recognized	28,040
Goodwill recognized as of December 31, 2020	$231,814

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2021	2020	2019
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$232,135	$119,400	$158,873
Denominator:
Total average basic common shares outstanding	65,520,527	67,260,796	56,108,084
Effect of dilutive stock options and other stock compensation	149,443	49,788	106,280
Total diluted average common shares outstanding	65,669,970	67,310,584	56,214,364
Earnings per common share—basic	$3.54	$1.78	$2.83
Earnings per common share—diluted	3.53	1.77	2.83

As of December 31, 2021, 2020 and 2019, respectively, 412,131, 497,540 and 364,391 options to purchase shares were excluded in the diluted shares computation because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of December 31, 2021, 2020 and 2019, no shares related to the total shareholder return plans were included in the calculation because the effect would be antidilutive. In addition, performance-based restricted stock compensation totaling 61,267 and 25,616 shares were estimated to be awarded as of December 31, 2021 and December 31, 2019, respectively. No performance-based restricted stock compensation was estimated to be awarded at December 31, 2020.

On November 22, 2019, Wesbanco issued 13,351,837 shares of common stock to complete its acquisition of OLBK and granted 34,998 shares of restricted stock to certain OLBK employees. These shares are included in average shares outstanding beginning on that date. For additional information relating to the OLBK acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	December 31, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$—	$—	$—	$—	$39,975	$7	$—	$39,982
U.S. Government sponsored entities and agencies	236,096	3,922	(3,040)	236,978	204,109	7,715	(142)	211,682
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,301,170	16,489	(32,446)	2,285,213	1,230,106	35,979	(1,348)	1,264,737
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	364,486	4,252	(1,245)	367,493	308,903	11,464	(269)	320,098
Obligations of states and political subdivisions	101,003	5,372	(35)	106,340	108,602	7,160	—	115,762
Corporate debt securities	16,940	507	(9)	17,438	24,963	912	—	25,875
Total available-for-sale debt securities	$3,019,695	$30,542	$(36,775)	$3,013,462	$1,916,658	$63,237	$(1,759)	$1,978,136
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$5,944	$72	$(8)	$6,008	$7,779	$265	$—	$8,044
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	58,147	1,409	(16)	59,540	89,151	3,251	—	92,402
Obligations of states and political subdivisions	907,649	23,854	(3,500)	928,003	601,128	30,173	(59)	631,242
Corporate debt securities	33,083	1,818	—	34,901	33,154	3,341	—	36,495
Total held-to-maturity debt securities (1)	$1,004,823	$27,153	$(3,524)	$1,028,452	$731,212	$37,030	$(59)	$768,183
Total debt securities	$4,024,518	$57,695	$(40,299)	$4,041,914	$2,647,870	$100,267	$(1,818)	$2,746,319

(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.3 million at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020 there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

Equity securities, of which $10.6 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $13.5 million and $13.0 million at December 31, 2021 and 2020, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2021. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$10,376	$10,482
1-5 years	158,861	164,234
5-10 years	427,966	431,957
Over 10 years	2,422,492	2,406,789
Total available-for-sale debt securities	$3,019,695	$3,013,462
Held-to-maturity debt securities
Less than one year	$26,363	$26,779
1-5 years	117,290	122,504
5-10 years	236,803	246,396
Over 10 years	624,367	632,773
Total held-to-maturity debt securities	$1,004,823	$1,028,452
Total debt securities	$4,024,518	$4,041,914

Securities with an aggregate fair value of $2.1 billion and $1.8 billion at December 31, 2021 and 2020, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $0, $226.1 million and $125.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net unrealized (losses) gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as December 31, 2021, 2020, and 2019 were ($4.7) million, $46.9 million and $20.7 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments for the years ended December 31, 2021, 2020 and 2019, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Debt securities:
Gross realized gains	$252	$3,816	$1,497
Gross realized losses	(57)	(1,083)	(981)
Net gains on debt securities	$195	$2,733	$516
Equity securities:
Unrealized gains recognized on securities still held	$918	$1,541	$1,226
Net realized (losses) gains recognized on securities sold	—	(6)	2,578
Net gains on equity securities	$918	$1,535	$3,804
Net securities gains	$1,113	$4,268	$4,320

On January 1, 2020, Wesbanco adopted CECL for the held-to-maturity investment portfolio. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represents the CECL allowance on the held-to-maturity investment portfolio as of January 1, 2020. The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $7.0 million and $5.3 million as of December 31, 2021 and 2020, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the years ended December 31, 2021 and 2020, respectively:

	Allowance for Credit Losses By Category
	For the Years Ended December 31, 2021 and 2020
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Beginning balance at January 1, 2021	$—	$—	$130	$196	$326
Current period provision	—	—	44	(102)	(58)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance at December 31, 2021	$—	$—	$174	$94	$268
Beginning balance at January 1, 2020	$—	$—	$96	$133	$229
Current period provision	—	—	34	63	97
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance at December 31, 2020	$—	$—	$130	$196	$326

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded as of December 31, 2021 and 2020, respectively:

	December 31, 2021
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Government sponsored entities and agencies	114,486	(1,865)	12	32,688	(1,175)	4	147,174	(3,040)	16
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,568,138	(29,060)	143	141,681	(3,386)	23	1,709,819	(32,446)	166
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	131,970	(579)	25	78,356	(666)	8	210,326	(1,245)	33
Obligations of states and political subdivisions	4,307	(35)	2	—	—	—	4,307	(35)	2
Corporate debt securities	6,990	(9)	5	—	—	—	6,990	(9)	5
Total temporarily impaired securities	$1,825,891	$(31,548)	187	$252,725	$(5,227)	35	$2,078,616	$(36,775)	222

	December 31, 2020
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Government sponsored entities and agencies	18,308	(142)	2	—	—	—	18,308	(142)	2
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	224,448	(1,227)	41	4,136	(121)	3	228,584	(1,348)	44
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	97,266	(269)	10	—	—	—	97,266	(269)	10
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	$340,022	$(1,638)	53	$4,136	$(121)	3	$344,158	$(1,759)	56

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

Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB stock totaling $15.9 million and $34.0 million at December 31, 2021 and 2020, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred fee loan income (costs) were $(3.3) million and $6.2 million at December 31, 2021 and 2020, respectively, including $6.1 million and $13.8 million, respectively, of net deferred income from SBA Payroll Protection Program ("PPP") loans. The un-accreted discount on purchased loans from acquisitions was $25.9 million at December 31, 2021 and $39.4 million at December 31, 2020.

	December 31,	December 31,
(in thousands)	2021	2020
Commercial real estate:
Land and construction	$833,880	$668,277
Improved property	4,705,088	5,037,115
Total commercial real estate	5,538,968	5,705,392
Commercial and industrial	1,427,645	1,681,182
Commercial and industrial - PPP	162,675	726,256
Residential real estate	1,721,378	1,720,961
Home equity	605,682	646,387
Consumer	277,130	309,055
Total portfolio loans	9,733,478	10,789,233
Loans held for sale	25,277	168,378
Total loans	$9,758,755	$10,957,611

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

The allowance for credit losses under the current expected credit losses methodology (“CECL”) is calculated utilizing the probability of default (“PD”) / loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of December 31, 2021, the one-year forecast was based upon a blended rate from three nationally-recognized published economic forecasts through December 31, 2021, and is primarily driven by the national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at quarter end, was projected to be 4.7% at December 31, 2021, and subsequently decrease to an average of 4.4% over the remainder of the forecast period. The calculation utilized a one-year reversion period back to the Company’s historical loss rate by loan classification. Included in the qualitative factors were COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration. As of December 31, 2021, accrued interest receivable for loans was $46.8 million. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.1 million reserve on the accrued interest related to loan modifications allowed under the CARES Act due to the timing and nature of these modifications. As of December 31, 2021, accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $22.0 million.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31, 2021
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at beginning of year:
Allowance for credit losses - loans	$10,841	$110,652	$37,850	$17,851	$1,487	$6,507	$639	$185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total beginning allowance for credit losses - loans and loan commitments	17,349	111,364	39,125	18,806	1,532	6,526	639	195,341
Impact of adopting ASC 326								—
Provision for credit losses:
Provision for loan losses	(3,698)	(44,831)	(10,749)	(2,708)	(899)	(2,286)	2,694	(62,477)
Provision for loan commitments	(2,328)	(511)	222	621	4	253	—	(1,739)
Total provision for credit losses - loans and loan commitments	(6,026)	(45,342)	(10,527)	(2,087)	(895)	(2,033)	2,694	(64,216)
Charge-offs	(22)	(1,825)	(2,521)	(873)	(414)	(2,995)	(1,486)	(10,136)
Recoveries	189	1,359	2,295	1,131	550	2,511	373	8,408
Net recoveries (charge-offs)	167	(466)	(226)	258	136	(484)	(1,113)	(1,728)
Balance at end of period:
Allowance for credit losses - loans	7,310	65,355	26,875	15,401	724	3,737	2,220	121,622
Allowance for credit losses - loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total ending allowance for credit losses - loans and loan commitments	$11,490	$65,556	$28,372	$16,977	$773	$4,009	$2,220	$129,397

	For the Year Ended December 31, 2020
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at beginning of year:
Allowance for credit losses - loans	$4,949	$20,293	$14,116	$4,311	$4,422	$2,951	$1,387	$52,429
Allowance for credit losses - loan commitments	235	22	311	15	250	41	—	874
Total beginning allowance for credit losses - loans and loan commitments	5,184	20,315	14,427	4,326	4,672	2,992	1,387	53,303
Impact of adopting ASC 326	1,524	13,078	22,357	5,630	(3,936)	2,576	213	41,442
Provision for credit losses:
Provision for loan losses	6,929	78,210	3,918	9,065	1,234	2,980	(376)	101,960
Provision for loan commitments	3,671	712	693	560	30	19	—	5,685
Total provision for credit losses - loans and loan commitments	10,600	78,922	4,611	9,625	1,264	2,999	(376)	107,645
Charge-offs	(51)	(1,747)	(3,727)	(1,415)	(969)	(3,615)	(1,011)	(12,535)
Recoveries	92	796	1,457	640	501	1,574	426	5,486
Net recoveries (charge-offs)	41	(951)	(2,270)	(775)	(468)	(2,041)	(585)	(7,049)
Balance at end of period:
Allowance for credit losses - loans	10,841	110,652	37,850	17,851	1,487	6,507	639	185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total ending allowance for credit losses - loans and loan commitments	$17,349	$111,364	$39,125	$18,806	$1,532	$6,526	$639	$195,341

	For the Year Ended December 31, 2019
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at beginning of year:
Allowance for loan losses	$4,039	$20,848	$12,114	$3,822	$4,356	$2,797	$972	$48,948
Allowance for loan commitments	169	33	262	12	226	39	—	741
Total beginning allowance for credit losses	4,208	20,881	12,376	3,834	4,582	2,836	972	49,689
Provision for credit losses:
Provision for loan losses	746	2,560	2,714	1,400	851	1,130	1,664	11,065
Provision for loan commitments	66	(11)	49	3	24	2	—	133
Total provision for credit losses	812	2,549	2,763	1,403	875	1,132	1,664	11,198
Charge-offs	(107)	(3,867)	(1,816)	(1,276)	(1,213)	(2,719)	(1,659)	(12,657)
Recoveries	271	752	1,104	365	428	1,743	410	5,073
Net recoveries (charge-offs)	164	(3,115)	(712)	(911)	(785)	(976)	(1,249)	(7,584)
Balance at end of period:
Allowance for loan losses	4,949	20,293	14,116	4,311	4,422	2,951	1,387	52,429
Allowance for loan commitments	235	22	311	15	250	41	—	874
Total ending allowance for credit losses	$5,184	$20,315	$14,427	$4,326	$4,672	$2,992	$1,387	$53,303

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
December 31, 2021
Allowance for credit losses:
Loans individually-evaluated	$381	$8,560	$333	$—	$—	$—	$—	$9,274
Loans collectively-evaluated	6,929	56,795	26,542	15,401	724	3,737	2,220	112,348
Loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total allowance for credit losses - loans and commitments	$11,490	$65,556	$28,372	$16,977	$773	$4,009	$2,220	$129,397

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,248	$66,635	$576	$—	$—	$—	$—	$68,459
Collectively-evaluated for credit losses	832,632	4,638,453	1,589,744	1,721,378	605,682	277,130	—	9,665,019
Total portfolio loans	$833,880	$4,705,088	$1,590,320	$1,721,378	$605,682	$277,130	$—	$9,733,478

December 31, 2020
Allowance for credit losses:
Loans individually-evaluated	$602	$4,196	$1,484	$—	$—	$—	$—	$6,282
Loans collectively-evaluated	10,239	106,456	36,366	17,851	1,487	6,507	639	179,545
Loan commitments	6,508	712	1,275	955	45	19	-	9,514
Total allowance for credit losses - loans and commitments	$17,349	$111,364	$39,125	$18,806	$1,532	$6,526	$639	$195,341

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,455	$40,372	$2,863	$—	$—	$—	$—	$44,690
Collectively-evaluated for credit losses	666,822	4,996,743	2,404,575	1,720,961	646,387	309,055	—	10,744,543
Total portfolio loans	$668,277	$5,037,115	$2,407,438	$1,720,961	$646,387	$309,055	$—	$10,789,233

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2021
Pass	$823,316	$4,400,872	$1,540,569	$6,764,757
Criticized—compromised	7,955	222,830	17,733	248,518
Classified—substandard	2,609	81,386	32,018	116,013
Classified—doubtful	—	—	—	—
Total	$833,880	$4,705,088	$1,590,320	$7,129,288

As of December 31, 2020
Pass	$657,435	$4,609,726	$2,350,724	$7,617,885
Criticized—compromised	7,397	320,301	34,597	362,295
Classified—substandard	3,445	107,088	22,117	132,650
Classified—doubtful	—	—	—	—
Total	$668,277	$5,037,115	$2,407,438	$8,112,830

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $30.2 million at December 31, 2021 and $27.7 million at December 31, 2020, of which $7.4 million and $4.1 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $21.7 million and $28.7 million of unfunded criticized and classified commercial loan commitments are not included in the tables above for December 31, 2021 and 2020, respectively.

Acquired OLBK Loans —In conjunction with the OLBK acquisition, Wesbanco acquired loans with a book value of $2,570.0 million as of November 22, 2019. These loans were recorded at the preliminary fair value of $2,514.1 million, with $2,544.4 million categorized as ASC 310-20 loans, of which $56.6 million of loans were sold during the first quarter of 2020 for $36.4 million. For the loans sold, the acquisition date fair value was adjusted to the sale price resulting in no recognized gain or loss. The fair market value adjustment on these retained loans of $28.9 million at acquisition date will be recognized into interest income on a level yield basis over the remaining expected life of the loans. Loans acquired with deteriorated credit quality (ASC 310-30) with a book value of $25.6 million were recorded at a fair value of $18.7 million, of which $4.0 million were accounted for under the cost recovery method as cash flows could not be reasonably estimated, and therefore they are categorized as non-accrual. Upon adoption of CECL on January 1, 2020, $6.1 million of credit mark on OLBK PCD loans was reclassified to allowance for credit losses. At December 31, 2021, the remaining allowance for credit losses on individually analyzed OLBK-acquired loans was $3.7 million. The carrying amount of loans acquired with deteriorated credit quality at December 31, 2021 was $13.6 million, while the outstanding customer balance was $13.8 million, and included $1.1 million of non-performing loans.

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2021
Commercial real estate:
Land and construction	$833,755	$—	$—	$125	$125	$833,880	$51
Improved property	4,681,028	6,377	7,728	9,955	24,060	4,705,088	3,042
Total commercial real estate	5,514,783	6,377	7,728	10,080	24,185	5,538,968	3,093
Commercial and industrial	1,583,347	2,275	1,213	3,485	6,973	1,590,320	559
Residential real estate	1,702,587	2,331	3,254	13,206	18,791	1,721,378	2,840
Home equity	599,189	2,240	602	3,651	6,493	605,682	685
Consumer	273,577	1,532	1,208	813	3,553	277,130	627
Total portfolio loans	9,673,483	14,755	14,005	31,235	59,995	9,733,478	7,804
Loans held for sale	25,277	—	—	—	—	25,277	—
Total loans	$9,698,760	$14,755	$14,005	$31,235	$59,995	$9,758,755	$7,804

Nonperforming loans included above are as follows:
Non-accrual loans	$11,174	$914	$564	$23,090	24,568	$35,742
TDRs accruing interest (1)	3,275	3	127	341	471	3,746
Total non-performing	$14,449	$917	$691	$23,431	$25,039	$39,488

As of December 31, 2020
Commercial real estate:
Land and construction	$664,990	$582	$2,276	$429	$3,287	$668,277	$288
Improved property	5,016,812	4,876	4,118	11,309	20,303	5,037,115	2,713
Total commercial real estate	5,681,802	5,458	6,394	11,738	23,590	5,705,392	3,001
Commercial and industrial	2,395,844	4,372	2,197	5,025	11,594	2,407,438	1,899
Residential real estate	1,698,636	2,614	5,654	14,057	22,325	1,720,961	2,863
Home equity	639,319	2,414	775	3,879	7,068	646,387	706
Consumer	305,483	1,998	1,031	543	3,572	309,055	377
Total portfolio loans	10,721,084	16,856	16,051	35,242	68,149	10,789,233	8,846
Loans held for sale	168,378	—	—	—	—	168,378	—
Total loans	$10,889,462	$16,856	$16,051	$35,242	$68,149	$10,957,611	$8,846

Nonperforming loans included above are as follows:
Non-accrual loans	$9,560	$630	$466	$26,224	27,320	$36,880
TDRs accruing interest (1)	3,540	63	152	172	387	3,927
Total non-performing	$13,100	$693	$618	$26,396	$27,707	$40,807

(1)
Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	December 31, 2021			December 31, 2020
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$74	$73	$—	$469	$469	$—
Improved property	9,846	8,089	—	9,597	8,055	—
Commercial and industrial	6,528	5,256	—	4,401	3,413	—
Residential real estate	25,492	20,065	—	23,055	20,704	—
Home equity	6,985	5,440	—	6,635	5,708	—
Consumer	869	565	—	602	364	—
Total nonperforming loans without a specific allowance	49,794	39,488	—	44,759	38,713	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	—	—	—	2,094	2,094	136
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	—	—	—	2,094	2,094	136
Total nonperforming loans	$49,794	$39,488	$—	$46,853	$40,807	$136

(1)
The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$176	$—	$571	$—	$343	$—
Improved property	7,207	32	7,193	61	7,216	84
Commercial and industrial	4,077	11	5,256	7	5,207	15
Residential real estate	20,971	155	19,651	168	14,192	211
Home equity	5,561	13	5,806	22	4,930	28
Consumer	420	3	377	2	423	3
Total nonperforming loans without a specific allowance	38,413	214	38,854	260	32,311	341
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	1,669	—	2,672	—	3,317	—
Commercial and industrial	—	—	38	—	175	—
Residential real estate	—	—	878	—	3,811	—
Home equity	—	—	141	—	634	—
Consumer	—	—	11	—	58	—
Total nonperforming loans with a specific allowance	1,669	—	3,740	—	7,995	—
Total nonperforming loans	$40,082	$214	$42,594	$260	$40,306	$341

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2021	December 31, 2020
Commercial real estate:
Land and construction	$73	$469
Improved property	7,715	9,494
Total commercial real estate	7,788	9,963
Commercial and industrial	5,064	3,302
Residential real estate	17,190	17,925
Home equity	5,163	5,345
Consumer	537	345
Total	$35,742	$36,880

(1)
At December 31, 2021, there were three borrowers with loan balances greater than $1.0 million totaling $4.1 million, as compared to one borrower with a loan balance greater than $1.0 million totaling $2.1 million at December 31, 2020. Total non-accrual loans include loans that are also TDRs. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2021			December 31, 2020
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	374	133	507	655	165	820
Total commercial real estate	374	133	507	655	165	820
Commercial and industrial	192	—	192	111	—	111
Residential real estate	2,875	1,156	4,031	2,779	1,354	4,133
Home equity	277	258	535	363	300	663
Consumer	28	—	28	19	9	28
Total	$3,746	$1,547	$5,293	$3,927	$1,828	$5,755

As of December 31, 2021 and December 31, 2020, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months. Wesbanco had unfunded commitments to debtors whose loans were classified as nonperforming of $0.1 million and $0.9 million as of December 31, 2021 and 2020, respectively.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2021 and 2020:

	New TDRs (1) For the Year Ended December 31, 2021			New TDRs (1) For the Year Ended December 31, 2020
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved property	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial and industrial	1	178	172	—	—	—
Residential real estate	1	103	100	3	360	350
Home equity	1	57	54	4	93	86
Consumer	—	—	—	1	7	7
Total	3	$338	$326	8	$460	$443

(1)
Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the years ended December 31, 2021 and 2020 that were restructured within the last twelve months prior to December 31, 2021 and 2020:

	Defaulted TDRs (1) For the Year Ended December 31, 2021		Defaulted TDRs (1) For the Year Ended December 31, 2020
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	1	234	1	155
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	1	$234	1	$155

(1)
Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2021 and 2020.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Under the CARES Act, Wesbanco has modified approximately 3,553 loans totaling $2.2 billion, of which $51.8 million remain in their deferral period as of December 31, 2021. Wesbanco originally offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic depending on the type of loan and the industry for commercial loans. In the fourth quarter of 2020, Wesbanco offered up to an additional twelve months of deferred payments to certain commercial loan customers, predominantly in the hospitality industry, based on specific criteria related to the borrower, the underlying property and the potential for guarantors / co-borrowers. On December 27, 2020, the Economic Aid Act was signed into law and among other things, extended the relief granted by the CARES Act for TDRs, initially slated to end on December 31, 2020, by one year to December 31, 2021.

The following table summarizes the recognition of interest income on nonperforming loans:

	For the years ended December 31,
(in thousands)	2021	2020	2019
Average nonperforming loans	$40,082	$42,594	$40,306
Amount of contractual interest income on nonperforming loans	1,213	2,827	3,047
Amount of interest income recognized on nonperforming loans	214	260	341

The following table summarizes amortized cost basis loan balances by year of origination and credit quality indicator.

	Loans As of December 31, 2021
	Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$135,179	$217,389	$198,974	$117,157	$27,186	$29,696	$35,059	$62,676	$823,316
Criticized - compromised	85	6,236	-	33	-	219	856	526	7,955
Classified - substandard	—	73	-	—	-	1,280	—	1,256	2,609
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$135,264	$223,698	$198,974	$117,190	$27,186	$31,195	$35,915	$64,458	$833,880

Commercial real estate: improved property
Risk rating:
Pass	$713,697	$660,856	$589,674	$405,689	$404,241	$1,539,275	$58,933	$28,507	$4,400,872
Criticized - compromised	7,755	15,195	52,859	17,697	14,490	99,687	1,414	13,733	222,830
Classified - substandard	9,355	2,686	4,855	3,730	11,010	49,667	34	49	81,386
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$730,807	$678,737	$647,388	$427,116	$429,741	$1,688,629	$60,381	$42,289	$4,705,088

Commercial and industrial
Risk rating:
Pass	$406,495	$159,878	$99,472	$136,146	$89,049	$223,514	$409,789	$16,226	$1,540,569
Criticized - compromised	590	551	693	2,558	1,645	1,278	5,389	5,029	17,733
Classified - substandard	134	236	18,465	766	2,139	1,419	3,723	5,136	32,018
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$407,219	$160,665	$118,630	$139,470	$92,833	$226,211	$418,901	$26,391	$1,590,320

Residential real estate
Loan delinquency:
Current	$599,244	$292,653	$116,147	$71,253	$56,917	$536,444	$—	$29,929	$1,702,587
30-59 days past due	1,127	—	—	69	105	1,030	—	—	2,331
60-89 days past due	563	91	—	271	43	2,286	—	—	3,254
90 days or more past due	1,933	673	895	88	762	8,802	—	53	13,206
Total	$602,867	$293,417	$117,042	$71,681	$57,827	$548,562	$—	$29,982	$1,721,378

Home equity
Loan delinquency:
Current	$10,076	$835	$649	$379	$566	$18,064	$567,478	$1,142	$599,189
30-59 days past due	—	84	45	128	50	628	1,247	58	2,240
60-89 days past due	—	—	132	15	188	267	-	-	602
90 days or more past due	187	88	119	112	234	2,550	-	361	3,651
Total	$10,263	$1,007	$945	$634	$1,038	$21,509	$568,725	$1,561	$605,682

Consumer
Loan delinquency:
Current	$60,907	$43,871	$50,317	$19,289	$11,084	$32,343	$55,739	$27	$273,577
30-59 days past due	435	370	214	136	85	241	51	—	1,532
60-89 days past due	413	375	82	19	33	286	-	—	1,208
90 days or more past due	115	141	222	65	1	265	4	—	813
Total	$61,870	$44,757	$50,835	$19,509	$11,203	$33,135	$55,794	$27	$277,130

	Loans As of December 31, 2020
	Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$133,720	$314,614	$109,232	$27,483	$16,404	$29,685	$26,297	$—	$657,435
Criticized - compromised	459	—	1,532	233	79	3,778	1,316	—	7,397
Classified - substandard	—	—	403	58	291	2,693	—	—	3,445
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$134,179	$314,614	$111,167	$27,774	$16,774	$36,156	$27,613	$—	$668,277

Commercial real estate: improved property
Risk rating:
Pass	$809,516	$670,554	$646,629	$474,622	$572,733	$1,346,552	$89,120	$—	$4,609,726
Criticized - compromised	2,693	67,261	16,793	59,251	42,284	130,247	1,772	—	320,301
Classified - substandard	102	16,366	4,946	11,647	18,460	55,567	—	—	107,088
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$812,311	$754,181	$668,368	$545,520	$633,477	$1,532,366	$90,892	$—	$5,037,115

Commercial and industrial
Risk rating:
Pass	$977,085	$240,262	$193,712	$160,924	$85,379	$265,890	$427,336	$136	$2,350,724
Criticized - compromised	453	2,726	4,206	2,795	324	11,640	12,453	—	34,597
Classified - substandard	—	3,817	1,947	3,771	1,603	5,073	5,906	—	22,117
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$977,538	$246,805	$199,865	$167,490	$87,306	$282,603	$445,695	$136	$2,407,438

Residential real estate
Loan delinquency:
Current	$385,541	$242,770	$149,603	$108,090	$170,967	$641,665	$—	$—	$1,698,636
30-59 days past due	—	—	320	533	—	1,761	—	—	2,614
60-89 days past due	—	—	823	—	185	4,646	—	—	5,654
90 days or more past due	—	483	166	761	819	11,828	—	—	14,057
Total	$385,541	$243,253	$150,912	$109,384	$171,971	$659,900	$—	$—	$1,720,961

Home equity
Loan delinquency:
Current	$18,191	$3,611	$3,334	$975	$1,110	$16,477	$583,486	$12,135	$639,319
30-59 days past due	124	—	34	—	—	882	1,247	127	2,414
60-89 days past due	—	—	—	—	—	14	749	12	775
90 days or more past due	—	—	8	156	88	1,786	1,075	766	3,879
Total	$18,315	$3,611	$3,376	$1,131	$1,198	$19,159	$586,557	$13,040	$646,387

Consumer
Loan delinquency:
Current	$72,847	$89,637	$39,584	$22,118	$13,144	$45,735	$22,253	$165	$305,483
30-59 days past due	481	408	210	311	194	379	15	—	1,998
60-89 days past due	273	147	84	100	163	253	11	—	1,031
90 days or more past due	113	72	73	31	12	242	—	—	543
Total	$73,714	$90,264	$39,951	$22,560	$13,513	$46,609	$22,279	$165	$309,055

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2021	2020
Other real estate owned	$—	$504
Repossessed assets	—	45
Total other real estate owned and repossessed assets	$—	$549

Residential real estate included in other real estate owned at December 31, 2021 and December 31, 2020 was $0 and $0.1 million, respectively. At December 31, 2021 and 2020, formal foreclosure proceedings were in process on residential real estate loans totaling $4.0 million and $1.8 million, respectively. As a result of provisions of the CARES Act, certain residential real estate loans are temporarily suspended from entering foreclosure proceedings. The balance of these loans totaled $0.8 million and $2.3 million at December 31, 2021 and December 31, 2020, respectively.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2021	2020
Land and improvements	$58,534	$62,131
Buildings and improvements	222,407	224,942
Furniture and equipment	109,159	106,501
Total cost	390,100	393,574
Accumulated depreciation and amortization	(208,254)	(200,214)
Right of use assets	47,170	56,061
Total premises and equipment, net	$229,016	$249,421

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2021, 2020 and 2019 was $13.4 million, $14.1 million and $11.5 million, respectively.

Operating leases are recorded as a right of use (“ROU”) asset and operating lease liability, included in premises and equipment, net and other liabilities, respectively, on the consolidated balance sheet. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded primarily in net occupancy expense in the consolidated statements of comprehensive income.

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 30 years, which include options for multiple five- and ten- year extensions, with a weighted-average lease term of 15.9 years. As of December 31, 2021, operating lease ROU assets and liabilities were $43.1 million and $47.5 million, respectively, and as of December 31, 2020, operating lease ROU assets and liabilities were $51.5 million and $56.0 million, respectively. The lease expense for operating leases was $5.2 million, $5.8 million and $5.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The weighted average discount rate was 2.88% as of December 31, 2021. Wesbanco also has certain software licenses and maintenance agreements that are not subject to ASC 842, "Leases". Of those, the Bank has a contract with its core banking software provider through 2027, in which it is projected the annual obligation during the contract period will be a minimum of $10.7 million per year.

Finance leases relate primarily to bank branches and office space with remaining lease terms of generally 5 to 20 years, which include options for multiple five-and ten-year extensions, with weighted-average lease terms of 13.6 years. As of December 31, 2021, the finance lease ROU assets and liabilities were $4.1 million and $4.8 million, respectively and were $4.5 million and $5.2 million, respectively, as of December 31, 2020. The weighted average discount rate was 3.78% as of both December 31, 2021 and 2020, respectively. Amortization cost related to finance lease ROU assets was $0.4 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. Interest expense related to finance lease ROU assets was $0.2 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2021 are as follows (in thousands):

Year	Operating Leases	Finance Leases	Total
2022	$5,215	$873	$6,088
2023	4,578	885	5,463
2024	4,093	890	4,983
2025	4,007	861	4,868
2026	3,976	809	4,785
2027 and thereafter	39,133	2,969	42,102
Total lease payments	$61,002	$7,287	$68,289
Less: capitalized interest	(13,545)	(2,523)	(16,068)
Present value of lease liabilities	$47,457	$4,764	$52,221

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Wesbanco’s Consolidated Balance Sheets include goodwill of $1.1 billion as of December 31, 2021 and 2020, respectively, all of which relates to the Community Banking segment. Wesbanco’s other intangible assets of $54.9 million and $66.3 million at December 31, 2021 and 2020, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of core deposit and customer list intangible assets totaled $11.5 million, $13.4 million and $10.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Wesbanco completed its annual goodwill impairment evaluation as of November 30, 2021 and determined that goodwill was not impaired as of such date as well as at December 31, 2021, as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2021. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2021.

The following table shows Wesbanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2021	2020
Other intangible assets:
Gross carrying amount	$115,032	$118,495
Accumulated amortization	(60,159)	(52,166)
Net carrying amount of other intangible assets	$54,873	$66,329

The following table shows the amortization on Wesbanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2022	$10,278
2023	9,088
2024	8,251
2025	7,475
2026	6,737
2026 and thereafter	13,044
Total	$54,873

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of December 31, 2021 and 2020, Wesbanco had $27.9 million and $31.4 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $12.5 million and $19.9 million at December 31, 2021 and 2020, respectively, in other liabilities. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amount for the years ended December 31, 2021, 2020 and 2019 was $3.4 million, $3.3 million and $2.6 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $3.1 million, $3.2 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are also included in income tax expense.

Wesbanco is also a limited partner in seven other limited partnerships, which provide seed money and capital to startup companies, and financing to low-income housing projects. As of December 31, 2021 and 2020, Wesbanco had $9.9 million and $5.8 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income (expense) of $3.6 million, ($0.6) million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Income totaling $3.8 million relates to the change in the fair value of the underlying investments funded by Wesbanco's Community Development Corporation, which is included within the partnerships' net income for the year ended December 31, 2021. This income is located within net gain (loss) on other real estate owned and other assets on the consolidated statements of income and predominantly relates to the fair value increase in the underlying Tech Growth investment.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of December 31, 2021:

Year	Amount
2022	$7,754
2023	1,513
2024	792
2025	649
2026	495
2027 and thereafter	1,302
Total	$12,505

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $100 thousand or more were $666.2 million and $843.2 million as of December 31, 2021 and 2020, respectively. Interest expense on certificates of deposit of $100 thousand or more was $6.8 million, $6.4 million and $8.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2022	$843,555
2023	226,601
2024	109,722
2025	70,934
2026	40,858
2027 and thereafter	982
Total	$1,292,652

NOTE 10. FHLB AND OTHER SHORT-TERM BORROWINGS

Wesbanco is a member of the FHLB system. Wesbanco’s FHLB borrowings, which consist of borrowings from the FHLB of Pittsburgh are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. As of December 31, 2021 and 2020, Wesbanco had FHLB borrowings of $183.9 million and $549.0 million, respectively, with a remaining weighted-average interest rate of 1.28% and 2.05%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by Wesbanco totaling $15.9 million and $34.0 million at December 31, 2021 and 2020, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by Wesbanco with the FHLB at December 31, 2021 and 2020 was estimated to be approximately $3.8 billion and $4.1 billion, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2021 based on their contractual maturity dates and interest rates (dollars in thousands):

Year	Scheduled Maturity	Weighted Average Rate
2022	$128,160	1.33%
2023	55,000	1.17%
2024	—	—
2025	698	1.45%
2026	—	—
2027 and thereafter	62	2.89%
Total	$183,920	1.28%

Other short-term borrowings of $141.9 million and $242.0 million at December 31, 2021 and 2020, respectively, consist in the aggregate of securities sold under agreements to repurchase, federal funds purchased, and outstanding borrowings on a revolving line of credit. At December 31, 2021 and 2020, securities sold under agreements to repurchase were $141.9 million and $242.0 million, respectively, with a weighted average interest rate during the year of 0.15% and 0.60%, respectively. There were no federal funds purchased outstanding at December 31, 2021 or 2020, respectively.

In August 2021, Wesbanco renewed a revolving line of credit, which is a senior obligation of the parent company with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances on the line of credit as of December 31, 2021 or 2020.

NOTE 11. SUBORDINATED DEBT AND JUNIOR SUBORDINATED DEBT

Wesbanco redeemed all outstanding subordinated debt totaling $60.0 million in 2021. YCB, acquired by Wesbanco in 2016 and OLBK, acquired by Wesbanco in 2019, issued $25.0 million and $35.0 million in subordinated debt, respectively. The YCB notes became callable on December 15, 2020. Beginning on the call date, the interest rate became a variable rate equal to 3-month LIBOR plus 4.59%. The OLBK notes became callable on August 15, 2021. Beginning on the call date, the interest rate became a variable rate equal to 3-month LIBOR plus 4.502%. The YCB notes were considered Tier 2 regulatory capital for Wesbanco and Wesbanco Bank as they were initially issued by the Bank, while the OLBK notes were considered Tier 2 regulatory capital for Wesbanco.

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

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, the Federal Reserve Board has allowed bank holding companies to include trust preferred securities in Tier 1 capital up to a certain limit. Provisions in the Dodd-Frank Act require the Federal Reserve Board to generally exclude trust preferred securities from Tier 1 capital, but a grandfather provision permitted bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until they matured. At December 31, 2021, Wesbanco's assets were greater than $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax-deductible interest feature not normally associated with the equity of a corporation.

The following table shows Wesbanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2021:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Wesbanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
Wesbanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
Wesbanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	5,000	155	5,155	6/30/2035	6/30/2015
Community Bank Shares Statutory Trust I (3)	6,772	217	6,989	6/17/2034	6/17/2014
Community Bank Shares Statutory Trust II (8)	9,536	310	9,846	6/15/2036	6/15/2016
First Federal Statutory Trust II (9)	9,519	310	9,829	3/22/2037	3/15/2017
Total	$128,827	$4,033	$132,860

(1)
Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 3.37% through March 30, 2022, adjustable quarterly.
(2)
Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 3.32% through March 26, 2022, adjustable quarterly.
(3)
Variable rate based on the three-month LIBOR plus 2.65 % with a current rate of 2.87 % through March 17, 2022, adjustable quarterly.
(4)
Variable rate based on the three-month LIBOR plus 1.77 % with a current rate of 1.99% through March 17, 2022, adjustable quarterly.
(5)
Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 2.52% through January 18, 2022, adjustable quarterly.
(6)
Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 2.42% through January 18, 2022, adjustable quarterly.
(7)
Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 1.82% through March 30, 2022, adjustable quarterly.
(8)
Variable rate based on the three-month LIBOR plus 1.70% with a current rate of 1.90% through March 15, 2022, adjustable quarterly.
(9)
Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 1.80% through March 15, 2022, adjustable quarterly.

NOTE 12. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

Wesbanco is exposed to certain risks arising from both its business operations and economic conditions. Wesbanco principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Wesbanco manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities. Wesbanco’s existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Wesbanco’s assets or liabilities. Wesbanco manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. A matched book is when the Bank’s assets and liabilities are equally distributed but also have similar maturities.

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting interest rate swaps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of December 31, 2021 and 2020, Wesbanco had 135 and 112, respectively, interest rate swaps with an aggregate notional amount of $730.6 million and $649.9 million, respectively, related to this program. During the years ended December 31, 2021, 2020 and 2019, Wesbanco recognized net gains (losses) of $2.0 million, ($2.0) million and ($1.1) million, respectively, related to the changes in fair value of these swaps. Additionally, Wesbanco recognized $4.5 million, $8.1 million and $4.5 million of income for the related swap fees for the years ended December 31, 2021, 2020 and 2019, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of December 31, 2021 and 2020, Wesbanco had 13 and 12, respectively, risk participation-in agreements with an aggregate notional amount of $128.2 million and $101.1 million, respectively. As of December 31, 2021 and 2020, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $9.8 million and $10.0 million, respectively.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the loan commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $48.5 million and $183.5 million at December 31, 2021 and December 31, 2020, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk, as the investor accepts such risk in exchange for a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$730,552	$24,867	$26,388	$649,857	$46,418	$49,917
Other contracts:
Interest rate loan commitments	28,994	9	—	112,119	702	—
Forward TBA contracts	48,500	—	21	183,500	—	1,161
Total derivatives		$24,876	$26,409		$47,120	$51,078

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the years ended December 31, 2021, 2020 and 2019, respectively.

		For the Years Ended December 31,
(in thousands)	Location of Gain/(Loss)	2021	2020	2019
Interest rate swaps	Other income	$1,977	$(1,966)	$(1,101)
Interest rate loan commitments	Mortgage banking income	(693)	658	(81)
Forward TBA contracts	Mortgage banking income	2,796	(7,442)	(1,354)
Total		$4,080	$(8,750)	$(2,536)

Credit Risk Related Contingent Features

Wesbanco has agreements with its derivative counterparties that contain a provision where if Wesbanco defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Wesbanco could also be declared in default on its derivative obligations.

Wesbanco also has agreements with certain of its derivative counterparties that contain a provision where if Wesbanco fails to maintain its status as either a “well-" or “adequately-capitalized” institution, then the counterparty could terminate the derivative positions and Wesbanco would be required to settle its obligations under the agreements.

Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted collateral with a market value of $43.1 million as of December 31, 2021. If Wesbanco had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2021	2020
Accumulated benefit obligation at end of year	$152,232	$157,328
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$168,433	$153,960
Service cost	2,500	2,283
Interest cost	3,416	4,507
Actuarial (gain) loss	(4,688)	14,376
Plan amendment	—	(313)
Benefits paid	(5,742)	(6,380)
Projected benefit obligation at end of year	$163,919	$168,433
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$185,716	$167,720
Actual return on plan assets	22,809	24,376
Employer contribution	—	—
Benefits paid	(5,742)	(6,380)
Fair value of plan assets at end of year	$202,783	$185,716
Amounts recognized in the statement of financial position:
Funded status	$38,864	$17,284
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$38,864	$17,284
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service credit	$(193)	$(227)
Unrecognized net loss	2,700	21,726
Net amounts recognized in accumulated other comprehensive income (before tax)	$2,507	$21,499
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.03%	2.74%
Rate of compensation increase	3.62%	3.30%
Expected long-term return on assets	5.74%	6.11%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Components of net periodic benefit cost:
Service cost—benefits earned during year	$2,500	$2,283	$2,248
Interest cost on projected benefit obligation	3,416	4,507	5,266
Expected return on plan assets	(11,207)	(10,433)	(8,869)
Amortization of prior service (credit) cost	(34)	(34)	26
Amortization of net loss	2,736	3,192	3,240
Net periodic pension (income) cost	$(2,589)	$(485)	$1,911
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss for period	$(16,290)	$432	$2,946
Prior service credit	—	(313)	—
Amortization of prior service credit (cost)	34	34	(26)
Amortization of net loss	(2,736)	(3,192)	(3,240)
Total recognized in other comprehensive (income) loss	$(18,992)	$(3,039)	$(320)
Total recognized in net periodic pension cost and other comprehensive income	$(21,581)	$(3,524)	$1,591
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	2.74%	3.38%	4.48%
Rate of compensation increase	3.30%	3.53%	3.62%
Expected long-term return on assets	6.11%	6.30%	6.30%

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

Pension Plan Investment Policy and Strategy— The investment policy as established by the Pension and Post-Retirement Plan Committee, to be followed by the Trustee, which is Wesbanco’s Trust and Investment Services department, is to invest assets based on the target allocations shown in the table below. Assets are reallocated periodically by the Trustee based on the ranges set forth by the Committee to meet the target allocations. The investment policy is also subject to review periodically to determine if the policy should be changed. Plan assets are to be invested with the principal objective of maximizing long-term total return without exposing Plan assets to undue risk, taking into account the Plan’s funding needs and benefit obligations. Assets are to be invested in a balanced portfolio composed primarily of equities, fixed income, alternative asset funds and cash or cash equivalent money market investments.

In the first half of 2021, the investment policy provided that a maximum of 5% may be invested in any one stock. Foreign stocks may be included, either through direct investment or by the purchase of mutual funds, which invest in foreign stock. Wesbanco common stock can represent up to 5% of the total market value. Corporate bonds selected for purchase must be rated Baa1 by Moody’s or BBB+ by Standard and Poor’s or higher. No more than 5% shall be invested in bonds or notes issued by the same corporation with a maximum term of twenty years. There is no limit on the holdings of U.S. Treasury or Federal Agency Securities. At December 31, 2021 and 2020, the Plan’s equity securities included 55,300 shares of Wesbanco common stock with a fair market value of $1.9 million and $1.7 million, respectively.

At its meeting on June 3, 2021, the Committee approved the engagement of AON Consulting Services to assist in the implementation of changes to the investment policy for the Defined Benefit Plan. Given the overfunded status of the Plan, it was recommended that the investment policy statement be revised to increase the duration of the fixed income portion of the portfolio to better hedge liability risk but do so in a strategic manner that reflects the current interest rate environment. It was also recommended that the return seeking portion of the portfolio be further diversified. Finally, it was recommended that the Committee consider adopting a glide path that reduces the exposure to return seeking assets as the funded status increases.

Accordingly, the Committee adopted certain changes to the investment policy for the Defined Benefit Pension Plan that recognizes over time the return requirements and risk tolerance of the plan will change. Based on an assessment of the long-term goals and desired risk levels, the Committee approved the development of a glide path that adjusts the target allocations as the Plan’s funded status changes. Given the United

States pension regulations and demographics of the Plan, a more risk averse investment approach is deemed appropriate to reduce the funded status volatility. Thus, modifications were made to the return seeking portfolio and the liability hedging portfolio as detailed in the plan. The revised Plan notes that return seeking assets generally consist of investments that focus on price appreciation with returns that, over the long term, are above the interest costs of the Plan. Thus, the policy set target allocations to return seeking assets and rebalanced the ranges for the same. Additionally, the investment policy statement was changed to note that liability hedging assets will be investment grade fixed income investments and are expected to generally behave like the Plan’s liabilities. Since these assets focus mainly on current income, their expected long-term returns will generally be lower than return seeking assets. The policy provides that based on the hedge path, the mix of short term, intermediate term, and long term fixed income holdings will vary. As a result, there will not be set target allocations and ranges for each maturity category, but rather to the hedge path target. Changes to the Plan’s holdings, as noted in the chart below, reflect the changes implemented pursuant to the change in the investment policy statement.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target
	Allocation	December 31,
	for 2021	2021	2020
Asset Category:
Equity securities	55-75%	55%	69%
Debt securities	25-55%	43%	28%
Cash and cash equivalents	0-5%	2%	3%
Total		100%	100%

The fair values of Wesbanco’s pension plan assets at December 31, 2021 and 2020, by asset category are as follows:

		December 31, 2021
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$54,737	$54,737	$—	$—
Equity securities	74,445	74,445	—	—
Corporate debt securities	57,404	—	57,404	—
Municipal obligations	2,124	—	2,124	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	14,073	—	14,073	—
Total defined benefit pension plan assets (1)	$202,783	$129,182	$73,601	$—

(1)
The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $204.8 million.

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

Cash Flows— Wesbanco has no required minimum contribution to the Plan for 2022 and as of December 31, 2021 does not expect to make a voluntary contribution in 2022. Wesbanco contributed $3.0 million for the year ended December 31, 2019. Wesbanco did not make a contribution to the Plan in 2020 or 2021.

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2022	$6,586
2023	6,698
2024	7,077
2025	7,461
2026	7,784
2027 and thereafter	269,911
Total	$305,517

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

The benefit obligation and funded status of the plan are as follows:

	December 31,
(dollars in thousands)	2021	2020
Change in projected benefit obligation:
Projected benefit obligation	$12,695	$12,632
Interest cost	230	360
Actuarial (gain) loss	(1,096)	302
Participant contributions	342	353
Benefits paid	(926)	(952)
Projected benefit obligation at end of year	$11,245	$12,695
Amounts recognized in the statement of financial position:
Funded status	$(11,245)	$(12,695)
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$(11,245)	$(12,695)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net loss	$249	$1,388
Prior service cost	(2,568)	(2,792)
Net amounts recognized in accumulated other comprehensive income (before tax)	$(2,319)	$(1,404)
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.96%	2.65%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2021	2020
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$230	$360
Amortization of prior service credit	(224)	(224)
Amortization of net loss	43	67
Net periodic pension cost	$49	$203
Other changes in plan benefit obligations recognized in other comprehensive income:
Prior service cost for period	$-	$-
Net (gain) loss for the period	(1,097)	302
Amortization of prior service credit	224	224
Amortization of net loss	(43)	(67)
Total recognized in other comprehensive income	$(916)	$459
Total recognized in net periodic pension cost and other comprehensive income	$(867)	$662
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	2.40%	1.97%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2022	$599
2023	604
2024	606
2025	593
2026	598
2027 and thereafter	14,125
Total	$17,125

Employee Stock Ownership and 401(k) Plan (“KSOP”) — Wesbanco sponsors a KSOP plan consisting of a non-contributory leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, Wesbanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the past three years, Wesbanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. No ESOP contribution has been made for any of the past three years. Total expense for the KSOP was $5.3 million, $5.3 million and $4.4 million in 2021, 2020 and 2019, respectively.

As of December 31, 2021, the KSOP held 453,301 shares of Wesbanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Wesbanco had 207,199 and 246,769 shares registered on Form S-8 remaining for future issuance under the KSOP plan at December 31, 2021 and 2020, respectively.

Incentive Bonus, Option and Restricted Stock Plan— The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus and a Long-Term Incentive, which included a Total Shareholder Return Plan, a Stock Option component, and a Restricted Stock component for certain key officers of the Company. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned, through the attainment of certain performance goals or time-based vesting requirements. Performance goals or service vesting requirements are established by Wesbanco’s Compensation Committee. On April 22, 2021, Wesbanco registered an additional 2,000,000 shares of Wesbanco common stock for issuance under the Incentive Plan. Wesbanco had 1,788,174 and 35,711 shares registered on Form S-8 remaining for future issuance under equity compensation plans at December 31, 2021 and 2020, respectively.

Annual Bonus

Compensation expense for key officers for the Annual Bonus was $3.5 million, $1.7 million and $2.1 million for 2021, 2020, and 2019, respectively.

Stock Options

On May 19, 2021, Wesbanco granted 147,200 stock options to selected participants, including certain named executive officers at an exercise price of $38.78 per share. The options granted in 2021 are service-based and vest in two equal installments on May 19, 2022 and December 31, 2022, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.8 million, $0.6 million and $0.9 million for 2021, 2020 and 2019, respectively. At December 31, 2021, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.5 million, with an expense recognition period of one year remaining. The maximum term of options granted under Wesbanco’s stock option plan is ten years from the original grant date; however, options granted in 2021 had a term of seven years.

The total intrinsic value of options exercised was $1.0 million and $45 thousand for the years ended December 31, 2021 and 2020, respectively. The cash received and related tax benefit realized from stock options exercised was $2.4 million and $0.2 million in 2021 and was $153 thousand and $11 thousand in 2020. Shares issued in connection with options exercised are issued from treasury shares acquired under Wesbanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Years Ended December 31,
	2021	2020	2019
Weighted-average life	5.2 years	5.7 years	5.6 years
Risk-free interest rate	0.87%	0.41%	2.18%
Dividend yield	3.32%	5.94%	2.80%
Volatility factor	31.81%	28.38%	21.97%
Fair value of the grants	$7.75	$2.54	$6.36

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the Year Ended December 31, 2021
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	774,749	$32.87
Granted during the year	147,200	38.78
Exercised during the year	(130,273)	35.51
Forfeited or expired during the year	(19,025)	34.53
Outstanding at end of the year	772,651	$34.70
Exercisable at year end	626,451	$35.47

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year-end was $2.4 million and $2.4 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2021:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2012	5,490	10.20 to 13.96	5,490	$12.89	0.55
2013	3,765	15.35	3,765	15.35	1.16
2014	4,705	21.37	4,705	21.37	2.16
2015	45,675	18.33 to 31.58	45,675	29.08	1.10
2016	56,005	22.63 to 32.37	56,005	31.55	1.63
2017	101,325	38.88	101,325	38.88	2.35
2018	162,436	36.97 to 45.65	162,436	43.25	4.22
2019	122,250	38.93	122,250	38.93	4.37
2020	124,800	21.55	124,800	21.55	5.40
2021	—	—	146,200	38.78	6.39
Total	626,451	$10.20 to $45.65	772,651	$34.70	4.17

Restricted Stock

During 2021, Wesbanco granted 128,821 shares of service-based restricted stock to certain officers and directors, which cliff vest 36 months from the date of grant. The weighted average fair value of the restricted stock granted was $38.67 per share. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on these restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends in cash to participants. Voting rights accrue from date of issuance of these shares.

Wesbanco also granted 17,571 shares of performance-based restricted stock to select officers. These shares have a three-year performance period, beginning January 1, 2022, based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of financial institutions with total assets between approximately $11.8 billion and $28.1 billion. Earned performance-based restricted shares are subject to additional service-based vesting with 50% vesting on May 19, 2025 after the completion of the three-year performance period and the final 50% vesting on May 19, 2026. For the 2017 performance-based restricted stock, the second year reporting period of 2019 achieved 85% of the performance goal. The Compensation Committee approved the goal achievement in 2020, thus Wesbanco issued 2,550 time-based restricted shares to the select officers, of which 1,225 shares vested on May 16, 2021 and the remaining 1,225 shares will vest on May 16, 2022. For the 2018 performance based restricted stock, the first year reporting period of 2019 achieved 85% of the performance goal. The Compensation Committee approved the goal achievement in 2020, thus Wesbanco issued 2,289 shares to the select officers which will vest 50% on May 16, 2022 and the remainder on May 16, 2023. The third year reporting for the 2017 performance-based stock awards, the second year reporting for the 2018 performance-based stock awards and the first year reporting for the 2019 performance-based stock awards did not achieve their targets and thus were forfeited during 2021. Also in 2021, the Compensation Committee adjusted the performance goal to 75% and approved a pro-rata award based on the achievement between 75% through 99%, and the award will be prorated to the percentage achieved.

Dividends accrue on the restricted shares once the performance objective is achieved and then are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. Voting rights accrue upon achievement of the performance objective.

Compensation expense relating to all restricted stock was $5.6 million, $4.6 million and $4.2 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $7.0 million, with a weighted average expense recognition period of 1.2 years remaining.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the Year Ended December 31, 2021	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2021	480,044	$32.90
Granted during the year	146,392	38.68
Vested during the year	(121,211)	41.77
Forfeited or expired during the year	(16,481)	38.94
Dividend reinvestment	16,124	33.45
Non-vested at end of the year	504,868	$29.42

Total Shareholder Return Plan

On November 18, 2015, Wesbanco’s Compensation Committee adopted Administrative Rules for a Total Shareholder Return Plan (“TSRP”). The TSRP measures the TSR on Wesbanco common stock over a three-year measurement period relative to the return of an established peer group of publicly traded companies over the same performance period. The award is determined at the end of the three-year period if the TSR of Wesbanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of Wesbanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments. Voting rights accrue at such time as well. Wesbanco granted 12,000 TSRP shares in 2021 for the performance period beginning January 1, 2021 and ending December 31, 2023 to certain executive officers. The fair value of the market-based awards is based on a Monte-Carlo Simulation valuation of our common stock and our peers’ common stock as of the grant date.

Based on the calculation of shareholder return over the measurement period beginning January 1, 2019 and ending December 31, 2021, Wesbanco stock performance did not equal or exceed the 50th percentile when compared to peer calculations of shareholder return. Therefore, none of the 12,000 shares granted in 2019 will vest.

Compensation expense relating to the TSR plans was $0.4 million in 2021, 2020 and 2019. The grant date fair value of the 2021 TSR award was $22.60 per share. At December 31, 2021, the total unrecognized compensation expense related to non-vested TSR awards totaled $0.3 million with a weighted average expense recognition period of 2.5 years remaining.
NOTE 14. REVENUE RECOGNITION

Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, debit card sponsorship income, payment processing fees, electronic banking fees, mortgage banking income and net gain or loss on sale of other real estate owned and other assets– there are no significant judgements related to the amount and timing of revenue recognition.

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

Mortgage banking income: Income is earned when Wesbanco-originated loans are sold to an investor on the secondary market. The investor bids on the loans. If the price is accepted, Wesbanco delivers the loan documents to the investor. Once received and approved by the investor, revenue is recognized and the loans are derecognized from the Consolidated Balance Sheet. Prior to the loans being sold, they are classified as loans held for sale. Additionally, the changes in the fair value of the loans held for sale, loan commitments and related derivatives are included in mortgage banking income and are somewhat offset by any deferred direct origination costs, such as mortgage loan officer commissions.

Net gain or loss on sale of other real estate owned and other assets: Net gain or loss on other real estate owned is recorded when the property is sold to a third party and the Bank collects substantially all of the consideration to which it is entitled in exchange for the transfer of the property. Net gain or loss on other assets can include, among other things, the sale of fixed assets, the change in fair value of the underlying investments funded by Wesbanco’s Community Development Corporation (“Wesbanco CDC”) and residual income earned from the sale of Wesbanco’s debit card sponsorship program. Gains or losses are recognized upon receipt of consideration and subsequent transfer of the property for fixed asset sales. The change in fair value of Wesbanco CDC investments occurs upon the change in the underlying investments as these are accounted for utilizing the equity method, and as such, are not within the scope of ASC 606. Residual income from the sale of the debit card sponsorship program is recognized over time as per the signed agreement between Wesbanco and the buyer.

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams:

		For the Years Ended December 31,
(in thousands)	Point of Revenue Recognition	2021	2020	2019
Revenue Streams
Trust fees
Trust account fees	Over time	$19,717	$17,753	$18,059
WesMark fees	Over time	9,794	8,582	8,520
Total trust fees		29,511	26,335	26,579
Service charges on deposits
Commercial banking fees	Over time	2,088	2,337	2,033
Personal service charges	At a point in time and over time	20,324	19,606	24,941
Total service charges on deposits		22,412	21,943	26,974
Net securities brokerage revenue
Annuity commissions	At a point in time	4,331	3,906	4,829
Equity and debt security trades	At a point in time	242	349	434
Managed money	Over time	1,201	952	738
Trail commissions	Over time	1,122	982	989
Total net securities brokerage revenue		6,896	6,189	6,990

Debit card sponsorship income (1)	At a point in time and over time	646	2,792	328
Payment processing fees (1)	At a point in time and over time	3,100	3,010	3,002
Electronic banking fees	At a point in time	19,318	17,524	22,634
Mortgage banking income	At a point in time	19,528	22,736	8,219
Net gain on other real estate owned and other assets (2)	At a point in time	4,816	103	732

(1)
Debit card sponsorship income and payment processing fees are included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606, and totaled gains (losses) of $3.8 million, ($0.1) million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 15. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, consulting fees, ATM expenses, postage, supplies, legal fees, communications, other real estate owned and foreclosure expenses, and other expenses. Other operating expenses are presented below:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Franchise and other miscellaneous taxes	$10,459	$14,112	$12,813
Consulting, regulatory and advisory fees	12,642	11,717	8,993
ATM and electronic banking interchange expenses	8,238	8,365	6,931
Postage and courier expenses	5,151	5,028	5,334
Supplies	3,819	4,561	4,499
Legal fees	3,440	3,307	3,054
Communications	4,157	4,292	3,720
Other real estate owned and foreclosure expenses	219	(108)	397
Other	21,936	19,474	16,915
Total other operating expenses	$70,061	$70,748	$62,656

NOTE 16. INCOME TAXES

On March 27, 2020, the CARES Act was signed into law. The Act provided for the opportunity to carryback certain federal net operating losses up to five years. Wesbanco’s net operating losses had previously been recorded at the current statutory rate of 21%. As a result of the CARES Act, Wesbanco recorded an income tax benefit of $0.2 million in 2020 in recognition of the rate differential between the current statutory rate and the rate in effect for which year the net operating loss will be carried back.

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
Net tax-exempt interest income on securities and loans of state and political subdivisions	(1.8%)	(4.2%)	(3.3%)
State income taxes, net of federal tax effect	2.3%	1.9%	1.7%
Bank-owned life insurance	(0.6%)	(1.1%)	(0.6%)
General business credits	(1.9%)	(3.7%)	(2.2%)
All other—net	0.7%	2.0%	1.2%
Effective tax rate	19.7%	15.9%	17.8%

The provision for income taxes applicable to income before taxes consists of the following:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$33,042	$27,924	$22,540
State	7,655	5,629	3,977
Deferred:
Federal	17,679	(8,418)	7,736
State	1,213	(2,100)	88
Total	$59,589	$23,035	$34,341

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

(in thousands)	2021	2020	2019
Securities and defined benefit pension plan unrecognized items	$(11,322)	$9,730	$11,570

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2021	2020	2019
Deferred tax assets:
Allowance for loan losses	$29,208	$44,859	$12,788
Compensation and benefits	1,154	6,894	7,144
Security gains	1,565	2,113	3,031
Non-accrual interest income	766	1,135	1,297
Tax credit carryforwards	—	—	149
Net operating loss carryforwards	6,480	5,472	6,923
Fair value adjustments on securities available-for-sale	1,484	—	—
Lease accrual	11,399	13,530	13,787
Other	4,617	5,441	2,314
Gross deferred tax assets	56,673	79,444	47,433
Deferred tax liabilities:
Depreciation and amortization	(3,748)	(3,414)	(4,014)
Accretion on securities	(251)	(274)	(339)
Deferred fees and costs	(2,368)	(3,018)	(2,388)
Purchase accounting adjustments	(9,996)	(8,669)	(2,787)
Fair value adjustments on securities available-for-sale	—	(14,865)	(5,749)
Partnership adjustments	(127)	(555)	(521)
Lease - right of use assets	(10,342)	(12,438)	(13,064)
Other	(1,144)	(168)	(40)
Gross deferred tax liabilities	(27,976)	(43,401)	(28,902)
Net deferred tax assets	$28,697	$36,043	$18,531

No valuation allowance was established for any deferred tax assets, since management believes that deferred tax assets are likely to be realized through future reversals of existing taxable temporary differences and future taxable income.

As a result of the acquisition of YCB in 2016 and OLBK in 2019, Wesbanco has federal net operating loss (“NOL”) carryforwards of $23.5 million, which expire beginning in 2033 and 2036; respectively. Wesbanco has Maryland NOL carryforwards of $18.0 million, which begin expiring in 2035. Wesbanco has Kentucky NOL carryforwards of $36.8 million, which begin expiring in 2025. The use of the federal NOL and other carryforwards are limited by Internal Revenue Code Section 382, but they are currently expected to be utilized before their respective expiration dates.

As a result of the previous acquisitions of YCB, ESB Financial Corporation, Fidelity Bancorp, Inc., Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at both December 31, 2021 and 2020 included $45.9 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $10.8 million for both 2021 and 2020. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it would be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $0.2 million, $1.0 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Wesbanco had $0.2 million and $0.3 million of unrecognized tax benefits and interest as of December 31, 2021 and 2020, respectively. As of December 31, 2021, $0.2 million of these tax benefits would affect the effective tax rate if recognized. At December 31, 2021 and December 31, 2020, accrued interest related to uncertain tax positions was immaterial. Wesbanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Wesbanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. Wesbanco and its prior acquired companies are no longer subject to any income tax examinations for years prior to 2018.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$324	$434	$465
Additions based on tax positions related to the current year	3	—	58
Reductions for tax positions of prior years	—	—	—
Reductions due to the statute of limitations	(101)	(110)	(89)
Settlements	—	—	—
Balance at end of year	$226	$324	$434

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

Derivatives: Wesbanco enters into interest rate swap agreements with qualifying commercial customers to meet their financing, interest rate and other risk management needs. These agreements provide the customer the ability to convert from variable to fixed interest rates. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. Those interest rate swaps are economically hedged by offsetting interest rate swaps that Wesbanco executes with derivative counterparties in order to offset its exposure on the fixed components of the customer interest rate swap agreements. The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings within other income.

Wesbanco enters into forward TBA contracts to manage the interest rate risk between the loan commitments to the customer and the closing of the loan for loans that will be sold on a mandatory basis to secondary market investors. The forward TBA contract is reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings as mortgage banking income.

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

Individually-evaluated loans: Individually-evaluated loans are carried at the amortized cost basis less the specific allowance calculated in accordance with CECL. Individually-evaluated loans are calculated using a cost basis or collateral value approach.

Other real estate owned and repossessed assets: Other real estate owned and repossessed assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. The use of independent appraisals and management’s best judgment are significant inputs in arriving at the fair value measure of the underlying collateral. Therefore, other real estate owned and repossessed assets are classified within level 3 of the fair value hierarchy.

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2021 and December 31, 2020:

		December 31, 2021
		Fair Value Measurements Using:
(in thousands)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$13,466	$13,466	$—	$—
Available-for-sale debt securities:
U.S. Treasury	—	—	—	—
U.S. Government sponsored entities and agencies	236,978	—	236,978	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,285,213	—	2,285,213	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	367,493	—	367,493	—
Obligations of state and political subdivisions	106,340	—	104,847	1,493
Corporate debt securities	17,438	—	17,438	—
Total available-for-sale debt securities	$3,013,462	$—	$3,011,969	$1,493
Loans held for sale	25,277	—	25,277	—
Other assets—interest rate derivatives agreements	24,867	—	24,867	—
Total assets recurring fair value measurements	$3,077,072	$13,466	$3,062,113	$1,493
Other liabilities—interest rate derivatives agreements	26,388	—	26,388	—
Total liabilities recurring fair value measurements	$26,388	$—	$26,388	$—
Nonrecurring fair value measurements
Individually-evaluated loans	$13,558	$—	$—	$13,558
Other real estate owned and repossessed assets	—	—	—	—
Total nonrecurring fair value measurements	$13,558	$—	$—	$13,558

	December 31, 2020
	Fair Value Measurements Using:
(in thousands)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$13,047	$13,047	$—	$—
Available-for-sale debt securities:
U.S. Treasury	39,982	—	39,982	—
U.S. Government sponsored entities and agencies	211,682	—	211,682	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,264,737	—	1,264,737	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	320,098	—	320,098	—
Obligations of state and political subdivisions	115,762	—	114,227	1,535
Corporate debt securities	25,875	—	25,875	—
Total available-for-sale debt securities	$1,978,136	$—	$1,976,601	$1,535
Loans held for sale	168,378	—	168,378	—
Other assets—interest rate derivatives agreements	46,418	—	46,418	—
Total assets recurring fair value measurements	$2,205,979	$13,047	$2,191,397	$1,535
Other liabilities—interest rate derivatives agreements	49,917	—	49,917	—
Total liabilities recurring fair value measurements	$49,917	$—	$49,917	$—
Nonrecurring fair value measurements
Individually-evaluated loans	$1,958	$—	$—	$1,958
Other real estate owned and repossessed assets	549	—	—	549
Total nonrecurring fair value measurements	$2,507	$—	$—	$2,507

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between levels 1, 2, or 3 for the years ended December 31, 2021 and 2020.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2021:
Individually-evaluated loans	$13,558	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%/0.0%
			Liquidation expenses (2)	(8.0%)/(8.0%)
December 31, 2020:
Individually-evaluated loans	$1,958	Appraisal of collateral (1)	Appraisal adjustments (2)	(30.0%)/(30.0%)
			Liquidation expenses (2)	(5.6%)/(5.6%)
Other real estate owned and repossessed assets	549	Appraisal of collateral (1)(3)

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
(3)
Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at December 31, 2021
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$1,251,358	$1,251,358	$1,251,358	$—	$—
Equity securities	13,466	13,466	13,466	—	—
Available-for-sale debt securities	3,013,462	3,013,462	—	3,011,969	1,493
Held-to-maturity debt securities	1,004,555	1,028,452	—	1,028,047	405
Net loans	9,611,856	9,385,917	—	—	9,385,917
Loans held for sale	25,277	25,277	—	25,277	—
Other assets—interest rate derivatives	24,867	24,867	—	24,867	—
Accrued interest receivable	60,844	60,844	60,844	—	—

Financial Liabilities
Deposits	13,565,863	13,575,477	12,273,211	1,302,266	—
Federal Home Loan Bank borrowings	183,920	185,684	—	185,684	—
Other borrowings	141,893	134,288	134,288	—	—
Junior subordinated debt	132,860	109,186	—	109,186	—
Other liabilities—interest rate derivatives	26,388	26,388	—	26,388	—
Accrued interest payable	1,901	1,901	1,901	—	—

			Fair Value Measurements at December 31, 2020
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$905,447	$905,447	$905,447	$—	$—
Equity securities	13,047	13,047	13,047	—	—
Available-for-sale debt securities	1,978,136	1,978,136	—	1,976,601	1,535
Held-to-maturity debt securities	730,886	768,183	—	767,720	463
Net loans	10,603,406	10,802,883	—	—	10,802,883
Loans held for sale	168,378	168,378	—	168,378	—
Other assets—interest rate derivatives	46,418	46,418	—	46,418	—
Accrued interest receivable	66,790	66,790	66,790	—	—

Financial Liabilities
Deposits	12,429,373	12,439,981	10,810,863	1,629,118	—
Federal Home Loan Bank borrowings	549,003	555,375	—	555,375	—
Other borrowings	241,950	235,796	235,796	—	—
Subordinated debt and junior subordinated debt	192,291	174,452	—	105,768	68,684
Other liabilities—interest rate derivatives	49,917	49,917	—	49,917	—
Accrued interest payable	4,314	4,314	4,314	—	—

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

NOTE 18. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for- Sale	Unrealized Gains on Debt Securities Transferred from Available-for- Sale to Held-to- Maturity	Total
Balance at December 31, 2020	$(15,502)	$46,861	—	$31,359
Other comprehensive income/(loss) before reclassifications	13,192	(51,540)	—	(38,348)
Amounts reclassified from accumulated other comprehensive income/(loss)	1,912	(43)	—	1,869
Period change	15,104	(51,583)	—	(36,479)
Balance at December 31, 2021	$(398)	$(4,722)	$—	$(5,120)

Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201
Other comprehensive income/(loss) before reclassifications	(320)	30,153	—	29,833
Amounts reclassified from accumulated other comprehensive income/(loss)	2,286	(1,936)	(25)	325
Period change	1,966	28,217	(25)	30,158
Balance at December 31, 2020	$(15,502)	$46,861	$—	$31,359

Balance at December 31, 2018	$(16,542)	$(21,522)	$193	$(37,871)
Other comprehensive income/(loss) before reclassifications	(3,239)	40,341	—	37,102
Amounts reclassified from accumulated other comprehensive income/(loss)	2,313	(175)	(168)	1,970
Period change	(926)	40,166	(168)	39,072
Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in all periods presented.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2021	2020	2019
Securities available-for-sale (1):
Net securities gains reclassified into earnings	$(56)	$(2,540)	$(227)	Net securities gains (Non-interest income)
Related income tax expense	13	604	52	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	(43)	(1,936)	(175)
Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	—	(32)	(222)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	—	7	54	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	—	(25)	(168)
Defined benefit plans (2):
Amortization of net loss and prior service costs	2,521	3,000	3,042	Employee benefits (Non-interest expense)
Related income tax benefit	(609)	(714)	(729)	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	1,912	2,286	2,313
Total reclassifications for the period	$1,869	$325	$1,970

(1)
For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”
(2)
Included in the computation of net periodic pension cost. See Note 13, “Employee Benefit Plans” for additional detail.
NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments— In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $7.8 million and $9.5 million as of December 31, 2021 and 2020, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both December 31, 2021 and 2020.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2021	2020
Lines of credit	$2,954,147	$2,510,011
Loans approved but not closed	472,810	381,180
Overdraft limits	370,439	154,322
Letters of credit	29,017	53,788
Contingent obligations and other guarantees	68,235	126,984

Contingent Liabilities— Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 20. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

Wesbanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of Wesbanco Bank, is a Certified Development Entity (“CDE”) with $125.0 million of New Markets Tax Credits (“NMTC”) of which $112.5 million had been invested in WBCDC at December 31, 2021. The remaining $12.5 million of NMTC, which had not been invested as of December 31, 2021 was awarded to WBCDC in 2019. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. As of December 31, 2021, Wesbanco has received $29.3 million in tax credits over the seven-year credit allowance periods for its $112.5 million NMTC authority invested in WBCDC. Wesbanco is eligible to receive an additional $14.6 million in tax credits with respect to aggregate QEI amounts invested over their remaining credit allowance period. In addition, Wesbanco will be eligible to receive $4.9 million in tax credits over a seven-year credit allowance period for the $12.5 million NMTC authority awarded in 2019 that has yet to be invested.

Wesbanco Bank recognized $2.6 million, $2.0 million and $1.6 million in NMTC in its income tax provision for the years ended December 31, 2021, 2020 and 2019, respectively. These tax credits are subject to certain general business tax credit limitations and are therefore limited in deductibility on Wesbanco’s federal income tax return. As of December 31, 2021, no prior NMTC has been carried forward to future tax years.

The NMTC claimed by Wesbanco Bank with respect to each QEI remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•
if less than substantially all (generally defined as 85%) of the QEI proceeds are not used by WBCDC to make qualified low-income community investments;
•
WBCDC ceases to be a CDE; or
•
WBCDC redeems its QEI investment prior to the end of the current credit allowance periods.

As of December 31, 2021, 2020 and 2019, none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future. Approximately half of the tax credits are no longer subject to recapture.

For the year ended December 31, 2021, WBCDC recognized a net gain of $3.8 million on an investment that it made in a start-up firm more than ten years ago that was acquired in 2021 by a public company. This gain is reported on the Consolidated Income Statements within net gain (loss) on other real estate owned and other assets.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2021, and the results of its operations and cash flows for the year ended December 31, 2021:

BALANCE SHEET

(in thousands)	December 31, 2021
Assets
Cash and due from banks	$68,141
Loans, net of allowance for credit losses of $0.8 million	56,517
Investments	5,417
Other assets	1,807
Total Assets	$131,882
Liabilities	$920
Shareholder Equity	130,962
Total Liabilities and Shareholder Equity	$131,882

STATEMENT OF INCOME

(in thousands)	For the Year Ended December 31, 2021
Interest income
Loans	$1,375
Other	-
Total interest income	1,375
Provision for credit losses	(214)
Net interest income after provision for credit losses	1,589
Gain on investments	3,782
Non-interest expense	130
Income before provision for income taxes	5,241
Provision for income taxes	1,194
Net income	$4,047

STATEMENT OF CASH FLOWS

(in thousands)	For the Year Ended December 31, 2021
Operating Activities
Net income	$4,047
Provision for credit losses	(214)
Gain on investments	(3,782)
Net change in other assets	(1,014)
Net change in other liabilities	674
Net cash used in operating activities	(289)
Investing Activities
Increase in loans	(9,352)
Net cash used in investing activities	(9,352)
Financing Activities
Qualified equity investment by parent company	12,500
Net cash provided by financing activities	12,500
Net increase in cash and cash equivalents	2,859
Cash and cash equivalents at beginning of year	65,282
Cash and cash equivalents at end of year	$68,141

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of Wesbanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $10.0 million, $12.4 million and $8.9 million as of December 31, 2021, 2020, and 2019, respectively. During 2021, $2.5 million in related party loans were funded and $4.9 million were repaid or no longer related. At December 31, 2021, 2020 and 2019, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 22. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, Wesbanco. Wesbanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Division of Financial Institutions. Wesbanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, Wesbanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by Wesbanco Bank to Wesbanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2021, under FDIC and state of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $161.9 million from Wesbanco Bank.

Wesbanco Bank is also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The Bank did not have a reserve requirement during 2021 or 2020.

Additionally, Wesbanco and Wesbanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on Wesbanco’s financial results.

All bank holding companies and banking subsidiaries are required to have common equity Tier 1 (“CET1”) of at least 4.5%, core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses, subject to limitation, and trust preferred securities. The regulations also define “well-capitalized” levels of CET1, Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6.5%, 8%, 10%, and 5%, respectively. Wesbanco and Wesbanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2021 and 2020. There are no conditions or events since December 31, 2021 that management believes have changed Wesbanco’s “well-capitalized” category.

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

Wesbanco currently has $132.9 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $130.0 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are considered Tier 2 capital in accordance with current regulatory reporting requirements, as Wesbanco had total consolidated assets above $15 billion as of December 31, 2021 and 2020.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. Regulatory capital levels without the capital benefit at December 31, 2021 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized”, as the capital benefit approximated 20 to 40 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank:

			December 31, 2021			December 31, 2020
(dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,586,165	10.02%	$633,089	$1,617,413	10.51%	$615,814
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,586,165	14.05%	677,190	1,617,413	14.72%	659,372
Total capital to risk-weighted assets	8.00%	10.00%	1,795,661	15.91%	902,920	1,931,414	17.58%	879,162
Common equity Tier 1	4.50%	6.50%	1,441,681	12.77%	507,893	1,472,929	13.40%	494,529
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,529,227	9.68%	$631,920	$1,536,609	10.00%	$614,792
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,529,227	13.60%	674,622	1,536,609	14.04%	656,732
Total capital to risk-weighted assets	8.00%	10.00%	1,608,723	14.31%	899,496	1,685,610	15.40%	875,643
Common equity Tier 1	4.50%	6.50%	1,529,227	13.60%	505,967	1,536,609	14.04%	492,549

(1)
Minimum requirements to remain adequately capitalized.
(2)
Well-capitalized under prompt corrective action regulations.

NOTE 23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
ASSETS
Cash and due from banks	$163,356	$223,224
Investment in subsidiaries—Bank	2,636,220	2,675,923
Investment in subsidiaries—Nonbank	10,121	9,731
Securities available-for-sale, at fair value	—	—
Other assets	39,678	38,194
Total Assets	$2,849,375	$2,947,072
LIABILITIES
Junior subordinated debt owed to unconsolidated subsidiary trusts	$132,860	$167,290
Dividends payable and other liabilities	23,349	23,045
Total Liabilities	156,209	190,335
SHAREHOLDERS’ EQUITY	2,693,166	2,756,737
Total Liabilities and Shareholders’ Equity	$2,849,375	$2,947,072

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2021	2020	2019
Dividends from subsidiaries—Bank	$250,500	$64,000	$102,000
Dividends from subsidiaries—Nonbank	1,800	1,200	4,471
Income from securities	—	(22)	15
Other income	—	485	1,433
Total income	252,300	65,663	107,919
Interest expense	5,673	6,964	7,660
Other expense	5,698	5,415	8,807
Total expense	11,371	12,379	16,467
Income before income tax benefit and undistributed net income of subsidiaries	240,929	53,284	91,452
Income tax benefit	(4,163)	(2,471)	(3,207)
Income before undistributed net income of subsidiaries	245,092	55,755	94,659
(Excess dividends) equity in undistributed net income of subsidiaries	(2,832)	66,289	64,214
Net income	242,260	122,044	158,873
Preferred stock dividends	10,125	2,644	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$232,135	$119,400	$158,873

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$242,260	$122,044	$158,873
Adjustments to reconcile net income to net cash provided by operating activities:
Excess dividends (equity in undistributed net income) of subsidiaries	2,832	(66,289)	(64,214)
(Increase) decrease in other assets	(1,453)	121	(5,443)
Net securities losses (gains)	—	22	(19)
Other—net	7,984	5,865	6,898
Net cash provided by operating activities	251,623	61,763	96,095
INVESTING ACTIVITIES
Proceeds from sales—securities available-for-sale	—	203	1,007
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	—	(35,000)	62,112
Net cash (used in) provided by investing activities	—	(34,797)	63,119
FINANCING ACTIVITIES
Repayment of subordinated and junior subordinated debt	(35,000)	(6,702)	(33,506)
Issuance of common stock	—	59	72
Issuance of preferred stock	—	144,484	—
Treasury shares purchased—net	(179,882)	(24,540)	(10,211)
Dividends paid to common and preferred shareholders	(96,609)	(87,897)	(66,572)
Net cash (used in) provided by financing activities	(311,491)	25,404	(110,217)
Net (decrease) increase in cash and cash equivalents	(59,868)	52,370	48,997
Cash and cash equivalents at beginning of year	223,224	170,854	121,857
Cash and cash equivalents at end of year	$163,356	$223,224	$170,854

NOTE 24. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: (i) Community Banking and (ii) Trust and Investment Services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $5.6 billion, $5.0 billion and $4.7 billion as of December 31, 2021, 2020 and 2019, respectively. These assets are held by Wesbanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Year Ended December 31, 2021
Interest and dividend income	$484,967	$—	$484,967
Interest expense	27,034	—	27,034
Net interest income	457,933	—	457,933
Provision for credit losses	(64,274)	—	(64,274)
Net interest income after provision for credit losses	522,207	—	522,207
Non-interest income	103,274	29,511	132,785
Non-interest expense	336,766	16,377	353,143
Income before provision for income taxes	288,715	13,134	301,849
Provision for income taxes	56,831	2,758	59,589
Net income	231,884	10,376	242,260
Preferred stock dividends	10,125	—	10,125
Net income available to common shareholders	$221,759	$10,376	$232,135
For the Year Ended December 31, 2020
Interest and dividend income	$541,277	$—	$541,277
Interest expense	61,797	—	61,797
Net interest income	479,480	—	479,480
Provision for credit losses	107,741	—	107,741
Net interest income after provision for credit losses	371,739	—	371,739
Non-interest income	101,850	26,335	128,185
Non-interest expense	338,526	16,319	354,845
Income before provision for income taxes	135,063	10,016	145,079
Provision for income taxes	20,932	2,103	23,035
Net income	114,131	7,913	122,044
Preferred stock dividends	2,644	—	2,644
Net income available to common shareholders	$111,487	$7,913	$119,400
For the Year Ended December 31, 2019
Interest and dividend income	$484,253	$—	$484,253
Interest expense	84,349	—	84,349
Net interest income	399,904	—	399,904
Provision for credit losses	11,198	—	11,198
Net interest income after provision for credit losses	388,706	—	388,706
Non-interest income	90,137	26,579	116,716
Non-interest expense	295,747	16,461	312,208
Income before provision for income taxes	183,096	10,118	193,214
Provision for income taxes	32,216	2,125	34,341
Net income available to common shareholders	$150,880	$7,993	$158,873

Total non-fiduciary assets of the trust and investment services segment were $3.7 million (including $1.4 million of trust customer intangibles), $4.1 million, and $4.2 million at December 31, 2021, 2020, and 2019, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Wesbanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Wesbanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Wesbanco’s disclosure controls and procedures as of December 31, 2021, are effective in timely alerting them to material information relating to Wesbanco (including its consolidated subsidiaries) required to be included in Wesbanco’s periodic filings under the Exchange Act.

During 2021, the Company completed the conversion of its legacy core banking system into a new core banking platform. This upgrade included enhancements to the loan and deposit areas, as well as digital banking and the general ledger, among others. As a result of the conversion, there were certain changes to processes and procedures, which have materially affected, or are reasonably likely to have materially affected, the Company's internal control over financial reporting during 2021.

There have been no other changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included within this report at the beginning of “Item 8. Financial Statements and Supplementary Data ” and is incorporated in this Item 9A by reference.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

CODE OF ETHICS

Wesbanco has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including Wesbanco’s Chief Executive Officer, Chief Financial Officer, Controller and other executive officers. Wesbanco’s “Code of Business Conduct and Ethics” can be found posted on our website at http://www.wesbanco.com in the “About Us” section under “Investor Relations” under “Governance Documents”. Wesbanco intends to disclose any changes or amendments to or waivers from this code of ethics on its website.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2021.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	778,542	$32.04	1,788,174
Equity compensation plans not approved by security holders	None	None	None

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Document	Location

2.1	Agreement and Plan of Merger dated July 23, 2019 between Wesbanco, Inc., Wesbanco Bank, Inc., Old Line Bancshares, Inc. and Old Line Bank.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 23, 2019.

3.1	Bylaws of Wesbanco, Inc. (As Amended and Restated May 4, 2021).	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 6, 2021.

3.2

Articles of Amendment to the Articles of Incorporation of Wesbanco, Inc., dated August 27, 2015, increasing authorized common shares from 50,000,000 to 100,000,000 and restated Articles of Incorporation.

Incorporated by reference to Exhibit 3.2 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

3.3	Articles of Amendment to the Restated Articles of Incorporation of Wesbanco, Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.1	Specimen Certificate of Wesbanco, Inc. Common Stock. (P)	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

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

Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.7	Description of Securities.	Incorporated by reference to Exhibit 4.7 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2021.

4.8

Deposit Agreement, dated August 11, 2020, by and among Wesbanco, Inc., Computershare Inc. and Computershare Trust Company, N.A. acting jointly as the depositary, and the holders from time to time of the depositary receipts described therein.

Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.9	Specimen of Certificate representing the Series A Preferred Stock.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.10	Form of Depositary Receipt.	Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

10.1	Wesbanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010, February 23, 2017 and February 25, 2021. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 21, 2021.

10.2	Employment Agreement, dated November 30, 2001, by and between Wesbanco Bank, Inc., Wesbanco, Inc. and Brent E. Richmond. **	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 333-74814 filed by the Registrant with the Securities and Exchange Commission on December 10, 2001.

10.3	Employment Agreement dated June 30, 2001, by and between Wesbanco Bank, Inc., Robert H. Young and Wesbanco, Inc. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 29, 2002.

10.4	Letter Agreement and Committed Line of Credit Note, dated September 5, 2014, between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 8, 2014.

10.5	Form of Amended and Restated Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Robert H. Young. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.6

Form of Amended and Restated Salary Continuation Agreement – With Change in Control Provision by and between Wesbanco Bank, Inc. and executive officers (along with their related ten year benefit at age 65) as follows: Robert H. Young ($40,000) and Brent E. Richmond ($12,000). **

Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 5, 2005.

10.7	Wesbanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.8	Form of Amended and Restated Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., Brent E. Richmond, Michael L. Perkins and Jayson M. Zatta. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.9	Form of Executive Compensation Amendment Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Robert H. Young. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2009.

10.10	Form of Executive Compensation Amendment Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Robert H. Young. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 10, 2009.

10.11	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.12	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.13	Form of Amended and Restated Employment Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc. and Jonathan D. Dargusch. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.14	Form of Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and executive officers: Jonathan D. Dargusch, Anthony F. Pietranton and Ivan L. Burdine. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.15	Amended and Restated Employment Agreement, dated April 24, 2014, by and between Wesbanco Bank, Inc., Todd F. Clossin and Wesbanco, Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2014.

10.16	Restricted Stock Agreement by and between Wesbanco, Inc. and Todd F. Clossin. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

10.17	Wesbanco, Inc. KSOP, Amended and Restated, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.18	First Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.19	Second Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.20

Form of Employment Agreement by and between Wesbanco Bank, Inc., Wesbanco Inc., and executive officers (effective date): Jayson M. Zatta (effective March 1, 2015) and Anthony F. Pietranton (effective January 9, 2015) **

Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2015.

10.21	Wesbanco, Inc. Administrative Rules for the Total Shareholder Return Plan. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 24, 2015.

10.22	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Total Shareholder Return Agreement. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2016.

10.23	Third Amendment to the Wesbanco, Inc. KSOP, effective September 9, 2016. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2018.

10.24	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Performance Restricted Stock Agreement.**	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 31, 2017.

10.25	Fourth Amendment to the Wesbanco, Inc. KSOP effective April 1, 2018. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2019.

10.26	Fifth Amendment to the Wesbanco, Inc. KSOP effective August 20, 2018. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2019.

10.27	Amended and Restated Committed Line of Credit Note between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 6, 2019.

10.28	Employment Agreement, dated July 23, 2019, by and between Wesbanco Bank, Inc., James W. Cornelsen and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 to Form S-4 filed by the Registrant with the Securities and Exchange Commission on August 23, 2019.

10.29	Sixth Amendment to the Wesbanco, Inc. KSOP effective January 1, 2020.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

10.30	Seventh Amendment to the Wesbanco, Inc. KSOP effective November 22, 2019. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

10.31	Amendment to Loan Documents between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 28, 2020.

10.32	Consulting Agreement, dated September 1, 2021, by and between Wesbanco Bank, Inc. and Robert H. Young.**	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 2, 2021.

10.33	Employment Agreement, dated December 16, 2021, by and between Wesbanco Bank, Inc., Daniel K. Weiss, Jr. and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 17, 2021.

10.34	Change in Control Agreement, dated December 16, 2021, by and between Wesbanco Bank, Inc., Daniel K. Weiss, Jr. and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 17, 2021.

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 3, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	***

* Filed herewith

** Indicates management compensatory plan, contract, or arrangement

*** Filed electronically

(P) Paper Filed

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2022.

WESBANCO, INC.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 28, 2022.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Christopher V. Criss
Christopher V. Criss
Chairman of the Board

The Directors of Wesbanco (listed below) executed a power of attorney appointing Todd F. Clossin their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ Todd F. Clossin
Todd F. Clossin
Attorney-in-fact

Stephen J. Callen	Gary L. Libs
James W. Cornelsen	Jay T. McCamic
Michael J. Crawford	F. Eric Nelson, Jr.
Abigail M. Feinknopf	Gregory S. Proctor, Jr.
Denise Knouse-Snyder	Joseph R. Robinson
D. Bruce Knox	Kerry M. Stemler
Lisa A. Knutson	Reed J. Tanner