Form 10-Q
period 2022-03-31
WESBANCO INC
filed 2022-05-05
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, there were 60,274,414 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(unaudited, in thousands, except shares)	2022	2021
ASSETS
Cash and due from banks, including interest bearing amounts of $1,168,985 and $1,094,312, respectively	$1,369,498	$1,251,358
Securities:
Equity securities, at fair value	12,757	13,466
Available-for-sale debt securities, at fair value	2,911,373	3,013,462
Held-to-maturity debt securities (fair values of $1,092,993 and $1,028,452, respectively)	1,157,202	1,004,823
Allowance for credit losses, held-to-maturity debt securities	(285)	(268)
Net held-to-maturity debt securities	1,156,917	1,004,555
Total securities	4,081,047	4,031,483
Loans held for sale	15,959	25,277
Portfolio loans, net of unearned income	9,733,272	9,733,478
Allowance for credit losses - loans	(117,865)	(121,622)
Net portfolio loans	9,615,407	9,611,856
Premises and equipment, net	219,907	229,016
Accrued interest receivable	60,370	60,844
Goodwill and other intangible assets, net	1,149,035	1,151,634
Bank-owned life insurance	348,179	350,359
Other assets	244,613	215,298
Total Assets	$17,104,015	$16,927,125
LIABILITIES
Deposits:
Non-interest bearing demand	$4,670,520	$4,590,895
Interest bearing demand	3,405,610	3,380,056
Money market	1,831,683	1,739,750
Savings deposits	2,679,053	2,562,510
Certificates of deposit	1,211,008	1,292,652
Total deposits	13,797,874	13,565,863
Federal Home Loan Bank borrowings	123,898	183,920
Other short-term borrowings	158,538	141,893
Subordinated debt and junior subordinated debt	280,743	132,860
Total borrowings	563,179	458,673
Accrued interest payable	1,786	1,901
Other liabilities	193,860	207,522
Total Liabilities	14,556,699	14,233,959
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at March 31, 2022 and December 31, 2021, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 60,613,414 and 62,307,245 shares outstanding at March 31, 2022 and December 31, 2021, respectively	141,834	141,834
Capital surplus	1,636,705	1,635,642
Retained earnings	998,315	977,765
Treasury stock (7,467,892 and 5,774,061 shares - at cost, respectively)	(261,012)	(199,759)
Accumulated other comprehensive loss	(111,312)	(5,120)
Deferred benefits for directors	(1,698)	(1,680)
Total Shareholders' Equity	2,547,316	2,693,166
Total Liabilities and Shareholders' Equity	$17,104,015	$16,927,125

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$93,121	$109,358
Interest and dividends on securities:
Taxable	14,112	11,127
Tax-exempt	4,344	3,910
Total interest and dividends on securities	18,456	15,037
Other interest income	597	659
Total interest and dividend income	112,174	125,054
INTEREST EXPENSE
Interest bearing demand deposits	811	1,043
Money market deposits	321	578
Savings deposits	264	264
Certificates of deposit	1,273	2,370
Total interest expense on deposits	2,669	4,255
Federal Home Loan Bank borrowings	575	2,414
Other short-term borrowings	48	118
Subordinated debt and junior subordinated debt	1,171	1,789
Total interest expense	4,463	8,576
NET INTEREST INCOME	107,711	116,478
Provision for credit losses	(3,438)	(27,958)
Net interest income after provision for credit losses	111,149	144,436
NON-INTEREST INCOME
Trust fees	7,835	7,631
Service charges on deposits	6,090	4,894
Electronic banking fees	5,345	4,365
Net securities brokerage revenue	2,220	1,524
Bank-owned life insurance	3,881	1,709
Mortgage banking income	1,923	4,264
Net securities (losses) gains	(650)	279
Net (loss) gain on other real estate owned and other assets	(806)	175
Other income	4,544	8,367
Total non-interest income	30,382	33,208
NON-INTEREST EXPENSE
Salaries and wages	38,937	36,890
Employee benefits	9,158	10,266
Net occupancy	7,234	7,177
Equipment and software	8,011	6,765
Marketing	2,421	2,384
FDIC insurance	1,522	1,282
Amortization of intangible assets	2,598	2,896
Restructuring and merger-related expense	1,593	851
Other operating expenses	16,074	17,816
Total non-interest expense	87,548	86,327
Income before provision for income taxes	53,983	91,317
Provision for income taxes	9,859	18,202
Net income	44,124	73,115
Preferred stock dividends	2,531	2,531
Net income available to common shareholders	$41,593	$70,584
EARNINGS PER COMMON SHARE
Basic	$0.68	$1.05
Diluted	$0.68	$1.05
AVERAGE COMMON SHARES OUTSTANDING
Basic	61,445,399	67,263,714
Diluted	61,593,365	67,355,418
DIVIDENDS DECLARED PER COMMON SHARE	$0.34	$0.33

COMPREHENSIVE (LOSS) INCOME	$(62,068)	$51,559

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2022 and 2021
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2021	$144,484	62,307,245	$141,834	$1,635,642	$977,765	$(199,759)	$(5,120)	$(1,680)	$2,693,166
Net income	—	—	—	—	44,124	—	—	—	44,124
Other comprehensive loss	—	—	—	—	—	—	(106,192)	—	(106,192)
Comprehensive loss	—	—	—	—	—	—	—	—	(62,068)
Common dividends declared ($0.34 per share)	—	—	—	—	(20,538)	—	—	—	(20,538)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	14,531	—	—	(505)	505	—	—	—
Treasury shares acquired	—	(1,724,571)	—	—	—	(62,323)	—	—	(62,323)
Stock options exercised	—	16,209	—	(192)	—	565	—	—	373
Stock compensation expense	—	—	—	1,241	—	—	—	—	1,241
Deferred benefits for directors- net	—	—	—	14	—	—	—	(18)	(4)
March 31, 2022	$144,484	60,613,414	$141,834	$1,636,705	$998,315	$(261,012)	$(111,312)	$(1,698)	$2,547,316

December 31, 2020	$144,484	67,254,706	$141,834	$1,634,815	$831,688	$(25,949)	$31,359	$(1,494)	$2,756,737
Net income	—	—	—	—	73,115	—	—	—	73,115
Other comprehensive loss	—	—	—	—	—	—	(21,556)	—	(21,556)
Comprehensive income	—	—	—	—	—	—	—	—	51,559
Common dividends declared ($0.33 per share)	—	—	—	—	(22,095)	—	—	—	(22,095)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	11,720	—	—	(391)	391	—	—	—
Treasury shares acquired	—	(5,135)	—	183	—	(183)	—	—	—
Stock options exercised	—	20,843	—	(183)	—	752	—	—	569
Stock compensation expense	—	—	—	1,288	—	—	—	—	1,288
Deferred benefits for directors- net	—	—	—	—	—	—	—	(5)	(5)
March 31, 2021	$144,484	67,282,134	141,834	1,636,103	879,786	(24,989)	9,803	(1,499)	$2,785,522

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2022	2021
NET CASH PROVIDED BY OPERATING ACTIVITIES	$47,741	$52,004
INVESTING ACTIVITIES
Net decrease in loans held for investment	6,537	100,799
Available-for-sale debt securities:
Proceeds from maturities, prepayments and calls	180,092	239,259
Purchases of securities	(220,324)	(1,068,526)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	21,801	27,147
Purchases of securities	(174,995)	(110,298)
Proceeds from bank owned life insurance	6,061	—
Purchases of premises and equipment – net	(559)	(2,362)
Net cash used in investing activities	(181,387)	(813,981)
FINANCING ACTIVITIES
Increase in deposits	232,640	858,853
Repayment of Federal Home Loan Bank borrowings	(60,048)	(115,053)
Increase (decrease) in other short-term borrowings	16,645	(104,732)
Principal repayments of finance lease obligations	(115)	(109)
Issuance of subordinated debt, net of issuance costs	147,715	—
Dividends paid to common shareholders	(20,570)	(21,419)
Dividends paid to preferred shareholders	(2,531)	(2,531)
Treasury shares (purchased) sold - net	(61,950)	569
Net cash provided by financing activities	251,786	615,578
Net increase in cash, cash equivalents and restricted cash	118,140	(146,399)
Cash, cash equivalents and restricted cash at beginning of the period	1,251,358	905,447
Cash, cash equivalents and restricted cash at end of the period	$1,369,498	$759,048
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$5,014	$10,719
Transfers of loans to other real estate owned	87	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of Wesbanco, Inc. and its consolidated subsidiaries (“Wesbanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.

Wesbanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Wesbanco’s financial position and results of operations for each of the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on Wesbanco’s net income and shareholders’ equity. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2022-02 Financial Instruments - Credit Losses (Topic 326)

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)". The amendments in this ASU eliminate the accounting guidance for Troubled Debt Restructurings ("TDRs") by creditors in Subtopic 310-40, "Receivables - Troubled Debt Restructurings by Creditors," while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, for public business entities, the amendments in this Update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments - Credit Losses - Measured at Amortized Cost." The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Wesbanco is currently assessing the impact of ASU 2022-02 on its Consolidated Financial Statements.

ASU 2022-01 Derivatives and Hedging (Topic 815)

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815)". The amendments in this ASU address several topics within ASU 2017-12, which was issued in August 2017 to improve the hedge accounting model. ASU 2022-01 expands the current last-of-layer method to allow multiple hedged layers of a single closed portfolio and renames the last-of-layer method as the portfolio layer method. Among other things, the ASU expands the scope of the portfolio layer method to include nonprepayable financial assets, provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method whether a single hedged layer or multiple hedge layers are designated and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material impact on Wesbanco's Consolidated Financial Statements.

ASU 2021-08 Business Combinations (Topic 805)

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805)." The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, "Revenue Recognition." The amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets." For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material impact on Wesbanco's Consolidated Financial Statements.

ASU 2020-04 and ASU 2021-01 Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. This ASU provided temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate ("LIBOR") or other reference rate expected to be discontinued on financial reporting. The ASU also provides optional expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022, and can be adopted at any time during this period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”. This ASU refines the scope of Topic 848 and addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued, but that use an interest rate for margining, discounting or contract price alignment that is expected to be modified as a result of reference rate reform. ASU 2021-01 is effective upon issuance through December 31, 2024, and can be adopted at any time during this period. Wesbanco has not offered LIBOR for any new contracts after December 31, 2021. Wesbanco has chosen the One Month Term Secured Overnight Financing Rate ("1M Term SOFR") as its alternative replacement rate for LIBOR on both back-to-back swaps and on one-month variable loans. A transition plan was implemented in 2021 to identify and modify Wesbanco's loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR, and Wesbanco continues to assess the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis, with no material impacts expected at this time.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2022	2021
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$41,593	$70,584
Denominator:
Total average basic common shares outstanding	61,445,399	67,263,714
Effect of dilutive stock options and other stock compensation	147,966	91,704
Total diluted average common shares outstanding	61,593,365	67,355,418
Earnings per common share - basic	$0.68	$1.05
Earnings per common share - diluted	$0.68	$1.05

As of March 31, 2022 and 2021, respectively, 384,761 and 393,961 options to purchase shares were not included in the diluted share computation for the three months ended March 31, 2022 and 2021, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of March 31, 2022, 16,224 contingently issuable shares were estimated to be awarded under the 2022 total shareholder return ("TSR") plan, as stock performance targets had been met as of such date and therefore those shares were included in the diluted calculation. As of March 31, 2022, the shares related to the 2021 and 2020 TSR plans were not included in the calculation because the effect would be antidilutive. As of March 31, 2021, the shares related to the 2021, 2020 and 2019 TSR plans were not included in the calculation because the effect would be antidilutive.

In addition, performance-based restricted stock ("PBRS") compensation totaling 61,267 shares were estimated to be awarded as of March 31, 2022. No PBRS compensation was estimated to be awarded as of March 31, 2021.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	March 31, 2022				December 31, 2021
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	$253,475	$549	$(13,527)	$240,497	$236,096	$3,922	$(3,040)	$236,978
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,289,780	1,777	(132,103)	2,159,454	2,301,170	16,489	(32,446)	2,285,213
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	397,233	500	(3,644)	394,089	364,486	4,252	(1,245)	367,493
Obligations of states and political subdivisions	100,029	1,310	(1,066)	100,273	101,003	5,372	(35)	106,340
Corporate debt securities	16,943	195	(78)	17,060	16,940	507	(9)	17,438
Total available-for-sale debt securities	$3,057,460	$4,331	$(150,418)	$2,911,373	$3,019,695	$30,542	$(36,775)	$3,013,462
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$5,731	$8	$(233)	$5,506	$5,944	$72	$(8)	$6,008
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	53,989	114	(1,335)	52,768	58,147	1,409	(16)	59,540
Obligations of states and political subdivisions	1,067,214	5,719	(68,912)	1,004,021	907,649	23,854	(3,500)	928,003
Corporate debt securities	30,268	430	—	30,698	33,083	1,818	—	34,901
Total held-to-maturity debt securities (1)	$1,157,202	$6,271	$(70,480)	$1,092,993	$1,004,823	$27,153	$(3,524)	$1,028,452
Total debt securities	$4,214,662	$10,602	$(220,898)	$4,004,366	$4,024,518	$57,695	$(40,299)	$4,041,914
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.3 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $10.0 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $12.8 million and $13.5 million at March 31, 2022 and December 31, 2021, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at March 31, 2022. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$13,971	$14,020
1-5 years	168,985	169,008
5-10 years	444,587	437,643
Over 10 years	2,429,917	2,290,702
Total available-for-sale debt securities	$3,057,460	$2,911,373
Held-to-maturity debt securities
Less than one year	$24,053	$24,232
1-5 years	115,863	117,485
5-10 years	277,300	276,045
Over 10 years	739,986	675,231
Total held-to-maturity debt securities	$1,157,202	$1,092,993
Total debt securities	$4,214,662	$4,004,366

Securities with an aggregate fair value of $2.1 billion at March 31, 2022 and December 31, 2021 were pledged as security for public and trust funds, and securities sold under agreements to repurchase. There were no proceeds from the sale of available-for-sale securities for the three months ended March 31, 2022 and 2021. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2022 and December 31, 2021 were $111.0 million and $4.7 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three months ended March 31, 2022 and 2021, respectively. All gains and losses presented in the table below are included in the net securities (losses) gains line item of the income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended March 31,
(unaudited, in thousands)	2022	2021
Debt securities:
Gross realized gains	$31	$140
Gross realized losses	(2)	(39)
Net gains on debt securities	$29	$101
Equity securities:
Net unrealized (losses) gains recognized on securities still held	$(679)	$178
Net realized gains (losses) recognized on securities sold	—	—
Net (losses) gains on equity securities	$(679)	$178
Net securities (losses) gains	$(650)	$279

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.3 million and $7.0 million as of March 31, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2022 and 2021:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2022 and 2021
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Balance at December 31, 2021	$—	$—	$174	$94	$268
Current period provision	—	—	(14)	31	17
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at March 31, 2022	$—	$—	$160	$125	$285
.
Balance at December 31, 2020	$—	$—	$130	$196	$326
Current period provision	—	—	(12)	(24)	(36)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at March 31, 2021	$—	$—	$118	$172	$290

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$152,701	$(8,450)	23	$43,624	$(5,077)	5	$196,325	$(13,527)	28
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,579,619	(91,718)	359	410,877	(40,385)	49	1,990,496	(132,103)	408
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	264,064	(2,329)	47	74,408	(1,315)	8	338,472	(3,644)	55
Obligations of state and political subdivisions	19,150	(1,066)	27	—	—	—	19,150	(1,066)	27
Corporate debt and other securities	7,922	(78)	5	—	—	—	7,922	(78)	5
Total	$2,023,456	$(103,641)	461	$528,909	$(46,777)	62	$2,552,365	$(150,418)	523

	December 31, 2021
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$114,486	$(1,865)	12	$32,688	$(1,175)	4	$147,174	$(3,040)	16
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,568,138	(29,060)	143	141,681	(3,386)	23	1,709,819	(32,446)	166
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	131,970	(579)	25	78,356	(666)	8	210,326	(1,245)	33
Obligations of states and political subdivisions	4,307	(35)	2	—	—	—	4,307	(35)	2
Corporate debt securities	6,990	(9)	5	—	—	—	6,990	(9)	5
Total	$1,825,891	$(31,548)	187	$252,725	$(5,227)	35	$2,078,616	$(36,775)	222

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $13.6 million and $15.9 million at March 31, 2022 and December 31, 2021, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan fee costs were $6.8 million and $3.3 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, respectively, the balance also included $2.9 million and $6.1 million of net deferred fee income from SBA Payroll Protection Program (“PPP”) loans. The un-accreted discount on purchased loans from acquisitions was $23.4 million at March 31, 2022 and $25.9 million at December 31, 2021.

	March 31,	December 31,
(unaudited, in thousands)	2022	2021
Commercial real estate:
Land and construction	$857,869	$833,880
Improved property	4,722,213	4,705,088
Total commercial real estate	5,580,082	5,538,968
Commercial and industrial	1,436,543	1,427,645
Commercial and industrial - PPP	76,535	162,675
Residential real estate	1,767,064	1,721,378
Home equity	592,872	605,682
Consumer	280,176	277,130
Total portfolio loans	9,733,272	9,733,478
Loans held for sale	15,959	25,277
Total loans	$9,749,231	$9,758,755

The allowance for credit losses under the current expected credit losses methodology (“CECL”) is calculated utilizing the probability of default (“PD”) / loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of March 31, 2022, the one-year forecast was based upon a blended rate from two nationally-recognized published economic forecasts through March 31, 2022, and is primarily driven by the national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment at quarter end was projected to peak at 3.7% in the first quarter, and subsequently decrease to an average of 3.5% over the remainder of the forecast period. The calculation utilized a one-year reversion period back to the Company’s historical loss rate by loan classification. Included in the qualitative factors were COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration. As of March 31, 2022, accrued interest receivable for loans was $45.0 million. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.1 million reserve on the accrued interest related to loan modifications allowed under the CARES Act due to the timing and nature of these modifications. As of March 31, 2022, accrued interest receivable related to COVID-19 loan modifications as permitted under the CARES Act was $20.8 million.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2022 and 2021
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2021
Allowance for credit losses - loans	$7,310	$65,355	$26,875	$15,401	$724	$3,737	$2,220	$121,622
Allowance for credit losses - loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total beginning allowance for credit losses - loans and loan commitments	11,490	65,556	28,372	16,977	773	4,009	2,220	129,397
Provision for credit losses:
Provision for loan losses	243	(469)	(1,468)	(1,737)	(102)	69	(266)	(3,730)
Provision for loan commitments	751	119	(827)	164	9	59	—	275
Total provision for credit losses - loans and loan commitments	994	(350)	(2,295)	(1,573)	(93)	128	(266)	(3,455)
Charge-offs	—	(137)	(208)	(142)	(86)	(787)	(435)	(1,795)
Recoveries	25	260	336	192	139	727	89	1,768
Net (charge-offs) recoveries	25	123	128	50	53	(60)	(346)	(27)
Balance at March 31, 2022
Allowance for credit losses - loans	7,578	65,009	25,535	13,714	675	3,746	1,608	117,865
Allowance for credit losses - loan commitments	4,931	320	670	1,740	58	331	—	8,050
Total ending allowance for credit losses - loans and loan commitments	$12,509	$65,329	$26,205	$15,454	$733	$4,077	$1,608	$125,915

Balance at December 31, 2020
Allowance for credit losses - loans	$10,841	$110,652	$37,850	$17,851	$1,487	$6,507	$639	$185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total beginning allowance for credit losses - loans and loan commitments	17,349	111,364	39,125	18,806	1,532	6,526	639	195,341
Provision for credit losses:
Provision for loan losses	(3,538)	(11,420)	(4,256)	(4,177)	(394)	(1,510)	156	(25,139)
Provision for loan commitments	(2,508)	(504)	308	(86)	5	2	—	(2,783)
Total provision for credit losses - loans and loan commitments	(6,046)	(11,924)	(3,948)	(4,263)	(389)	(1,508)	156	(27,922)
Charge-offs	(18)	(19)	(750)	(371)	(174)	(927)	(201)	(2,460)
Recoveries	55	528	440	135	79	462	113	1,812
Net (charge-offs) recoveries	37	509	(310)	(236)	(95)	(465)	(88)	(648)
Balance at March 31, 2021
Allowance for credit losses - loans	7,340	99,741	33,284	13,438	998	4,532	707	160,040
Allowance for credit losses - loan commitments	4,000	208	1,583	869	50	21	—	6,731
Total ending allowance for credit losses - loans and loan commitments	$11,340	$99,949	$34,867	$14,307	$1,048	$4,553	$707	$166,771

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- drafts	Total
March 31, 2022
Allowance for credit losses:
Loans individually-evaluated	$342	$11,686	$266	$—	$—	$—	$—	$12,294
Loans collectively-evaluated	7,236	53,323	25,269	13,714	675	3,746	1,608	105,571
Loan commitments	4,931	320	670	1,740	58	331	—	8,050
Total allowance for credit losses - loans and commitments	$12,509	$65,329	$26,205	$15,454	$733	$4,077	$1,608	$125,915

Portfolio loans:
Individually-evaluated for credit losses	$1,174	$52,308	$540	$—	$—	$—	$—	$54,022
Collectively-evaluated for credit losses	856,695	4,669,905	1,512,538	1,767,064	592,872	280,176	—	9,679,250
Total portfolio loans	$857,869	$4,722,213	$1,513,078	$1,767,064	$592,872	$280,176	$—	$9,733,272

December 31, 2021
Allowance for credit losses:
Loans individually-evaluated	$381	$8,560	$333	$—	$—	$—	$—	$9,274
Loans collectively-evaluated	6,929	56,795	26,542	15,401	724	3,737	2,220	112,348
Loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total allowance for credit losses - loans and commitments	$11,490	$65,556	$28,372	$16,977	$773	$4,009	$2,220	$129,397

Portfolio loans:
Individually-evaluated for credit losses	$1,248	$66,635	$576	$—	$—	$—	$—	$68,459
Collectively-evaluated for credit losses	832,632	4,638,453	1,589,744	1,721,378	605,682	277,130	—	9,665,019
Total portfolio loans	$833,880	$4,705,088	$1,590,320	$1,721,378	$605,682	$277,130	$—	$9,733,478

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2022
Pass	$847,525	$4,424,340	$1,463,315	$6,735,180
Criticized - compromised	1,808	206,501	25,834	234,143
Classified - substandard	8,536	91,372	23,929	123,837
Classified - doubtful	—	—	—	—
Total	$857,869	$4,722,213	$1,513,078	$7,093,160

As of December 31, 2021
Pass	$823,316	$4,400,872	$1,540,569	$6,764,757
Criticized - compromised	7,955	222,830	17,733	248,518
Classified - substandard	2,609	81,386	32,018	116,013
Classified - doubtful	—	—	—	—
Total	$833,880	$4,705,088	$1,590,320	$7,129,288

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $26.8 million at March 31, 2022 and $30.2 million at December 31, 2021, of which $5.5 million and $7.4 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $21.3 million and $21.7 million of unfunded commercial loan commitments are also not included in the tables above at March 31, 2022 and December 31, 2021, respectively.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2022
Commercial real estate:
Land and construction	$857,796	$—	$—	$73	$73	$857,869	$—
Improved property	4,699,859	11,590	732	10,032	22,354	4,722,213	3,449
Total commercial real estate	5,557,655	11,590	732	10,105	22,427	5,580,082	3,449
Commercial and industrial	1,502,111	7,465	527	2,975	10,967	1,513,078	319
Residential real estate	1,751,895	3,091	2,630	9,448	15,169	1,767,064	1,229
Home equity	586,591	1,954	437	3,890	6,281	592,872	631
Consumer	277,213	1,386	884	693	2,963	280,176	514
Total portfolio loans	9,675,465	25,486	5,210	27,111	57,807	9,733,272	6,142
Loans held for sale	15,959	—	—	—	—	15,959	—
Total loans	$9,691,424	$25,486	$5,210	$27,111	$57,807	$9,749,231	$6,142

Nonperforming loans included above are as follows:
Non-accrual loans	$10,557	$1,334	$754	$20,727	$22,815	$33,372
TDRs accruing interest	3,203	229	57	242	528	3,731
Total nonperforming loans	$13,760	$1,563	$811	$20,969	$23,343	$37,103

As of December 31, 2021
Commercial real estate:
Land and construction	$833,755	$—	$—	$125	$125	$833,880	$51
Improved property	4,681,028	6,377	7,728	9,955	24,060	4,705,088	3,042
Total commercial real estate	5,514,783	6,377	7,728	10,080	24,185	5,538,968	3,093
Commercial and industrial	1,583,347	2,275	1,213	3,485	6,973	1,590,320	559
Residential real estate	1,702,587	2,331	3,254	13,206	18,791	1,721,378	2,840
Home equity	599,189	2,240	602	3,651	6,493	605,682	685
Consumer	273,577	1,532	1,208	813	3,553	277,130	627
Total portfolio loans	9,673,483	14,755	14,005	31,235	59,995	9,733,478	7,804
Loans held for sale	25,277	—	—	—	—	25,277	—
Total loans	$9,698,760	$14,755	$14,005	$31,235	$59,995	$9,758,755	$7,804

Nonperforming loans included above are as follows:
Non-accrual loans	$11,174	$914	$564	$23,090	$24,568	$35,742
TDRs accruing interest	3,275	3	127	341	471	3,746
Total nonperforming loans	$14,449	$917	$691	$23,431	$25,039	$39,488

(1)
Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	March 31, 2022			December 31, 2021
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$156	$155	$—	$74	$73	$—
Improved property	9,599	7,758	—	9,846	8,089	—
Commercial and industrial	6,136	4,779	—	6,528	5,256	—
Residential real estate	23,443	18,309	—	25,492	20,065	—
Home equity	7,156	5,585	—	6,985	5,440	—
Consumer	847	517	—	869	565	—
Total nonperforming loans without a specific allowance	47,337	37,103	—	49,794	39,488	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—
Total nonperforming loans	$47,337	$37,103	$—	$49,794	$39,488	$—

(1)
The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended
	March 31, 2022		March 31, 2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$114	$—	$295	$—
Improved property	7,924	—	7,702	9
Commercial and industrial	5,018	—	2,544	1
Residential real estate	19,187	—	20,847	39
Home equity	5,513	—	5,639	6
Consumer	541	—	358	—
Total nonperforming loans without a specific allowance	38,296	—	37,385	55
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	—	—	2,089	—
Total nonperforming loans with a specific allowance	—	—	2,089	—
Total nonperforming loans	$38,296	$—	$39,474	$55

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	March 31,	December 31,
(unaudited, in thousands)	2022	2021
Commercial real estate:
Land and construction	$73	$73
Improved property	7,391	7,715
Total commercial real estate	7,464	7,788
Commercial and industrial	4,592	5,064
Residential real estate	15,512	17,190
Home equity	5,319	5,163
Consumer	485	537
Total	$33,372	$35,742

(1)
At March 31, 2022, there were three borrowers with a loan balance greater than $1.0 million totaling $3.7 million, as compared to three borrowers with a loan balance greater than $1.0 million totaling $4.1 million at December 31, 2021. Total non-accrual loans include loans that are also TDRs. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	March 31, 2022			December 31, 2021
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$82	$—	$82	$—	$—	$—
Improved property	367	29	396	374	133	507
Total commercial real estate	449	29	478	374	133	507
Commercial and industrial	187	—	187	192	—	192
Residential real estate	2,797	1,076	3,873	2,875	1,156	4,031
Home equity	266	243	509	277	258	535
Consumer	32	—	32	28	—	28
Total	$3,731	$1,348	$5,079	$3,746	$1,547	$5,293

As of March 31, 2022 and December 31, 2021, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months. Wesbanco had unfunded commitments to debtors whose loans were classified as nonperforming of $0.0 million and $0.1 million as of March 31, 2022 and December 31, 2021, respectively.

The following table presents details related to loans identified as TDRs during the three months ended March 31, 2022 and 2021, respectively:

New TDRs (1)
For the Three Months Ended
	March 31, 2022			March 31, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	1	$84	$82	—	$—	$—
Improved property	—	—	—	—	—	—
Total commercial real estate	1	84	82	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$84	$82	—	$—	$—

(1)
Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

There have been no TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2022 and 2021, respectively, that were restructured within the last twelve months prior to March 31, 2022 and 2021, respectively. TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Under the CARES Act, Wesbanco has modified approximately 3,553 loans totaling $2.2 billion, of which $51.5 million remain in their deferral period as of March 31, 2022. Wesbanco originally offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic depending on the type of loan and the industry for commercial loans. In the fourth quarter of 2020, Wesbanco offered up to an additional twelve months of deferred payments to certain commercial loan customers, predominantly in the hospitality industry, based on specific criteria related to the borrower, the underlying property and the potential for guarantors or co-borrowers. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“Economic Aid Act”) was signed into law and among other things, extended the relief granted by the CARES Act for TDRs, initially slated to end on December 31, 2020, by one year to December 31, 2021.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of March 31, 2022
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$17,320	$143,081	$220,805	$179,682	$112,712	$55,329	$54,985	$63,611	$847,525
Criticized - compromised	—	266	409	—	32	214	674	213	1,808
Classified - substandard	—	82	5,894	—	73	1,231	—	1,256	8,536
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$17,320	$143,429	$227,108	$179,682	$112,817	$56,774	$55,659	$65,080	$857,869

Commercial real estate: improved property
Risk rating:
Pass	$217,572	$684,338	$645,602	$564,678	$386,418	$1,832,877	$76,323	$16,532	$4,424,340
Criticized - compromised	192	1,529	15,432	46,049	11,836	130,510	809	144	206,501
Classified - substandard	—	—	1,800	13,349	11,526	64,663	34	—	91,372
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$217,764	$685,867	$662,834	$624,076	$409,780	$2,028,050	$77,166	$16,676	$4,722,213

Commercial and industrial
Risk rating:
Pass	$68,510	$287,195	$144,757	$94,290	$129,505	$296,576	$431,270	$11,212	$1,463,315
Criticized - compromised	318	4,668	1,941	1,786	2,042	3,171	4,475	7,433	25,834
Classified - substandard	—	45	158	10,774	577	3,338	5,184	3,853	23,929
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$68,828	$291,908	$146,856	$106,850	$132,124	$303,085	$440,929	$22,498	$1,513,078

Residential real estate
Loan delinquency:
Current	$102,025	$616,206	$249,313	$107,883	$59,865	$554,845	$—	$61,758	$1,751,895
30-59 days past due	—	—	—	—	121	2,970	—	—	3,091
60-89 days past due	—	—	—	515	—	2,115	—	—	2,630
90 days or more past due	—	—	—	66	45	9,288	—	49	9,448
Total	$102,025	$616,206	$249,313	$108,464	$60,031	$569,218	$—	$61,807	$1,767,064

Home equity
Loan delinquency:
Current	$11,418	$459	$634	$621	$869	$18,485	$553,083	$1,022	$586,591
30-59 days past due	—	—	—	26	—	800	1,104	24	1,954
60-89 days past due	—	29	—	81	14	252	—	61	437
90 days or more past due	—	—	35	34	204	3,199	—	418	3,890
Total	$11,418	$488	$669	$762	$1,087	$22,736	$554,187	$1,525	$592,872

Consumer
Loan delinquency:
Current	$23,210	$53,593	$38,442	$42,643	$16,104	$37,934	$65,114	$173	$277,213
30-59 days past due	—	613	208	197	45	305	18	—	1,386
60-89 days past due	—	266	151	154	45	268	—	—	884
90 days or more past due	—	222	99	124	44	200	4	—	693
Total	$23,210	$54,694	$38,900	$43,118	$16,238	$38,707	$65,136	$173	$280,176

	Loans As of December 31, 2021
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$135,179	$217,389	$198,974	$117,157	$27,186	$29,696	$35,059	$62,676	$823,316
Criticized - compromised	85	6,236	—	33	—	219	856	526	7,955
Classified - substandard	—	73	—	—	—	1,280	—	1,256	2,609
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$135,264	$223,698	$198,974	$117,190	$27,186	$31,195	$35,915	$64,458	$833,880

Commercial real estate: improved property
Risk rating:
Pass	$713,697	$660,856	$589,674	$405,689	$404,241	$1,539,275	$58,933	$28,507	$4,400,872
Criticized - compromised	7,755	15,195	52,859	17,697	14,490	99,687	1,414	13,733	222,830
Classified - substandard	9,355	2,686	4,855	3,730	11,010	49,667	34	49	81,386
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$730,807	$678,737	$647,388	$427,116	$429,741	$1,688,629	$60,381	$42,289	$4,705,088

Commercial and industrial
Risk rating:
Pass	$406,495	$159,878	$99,472	$136,146	$89,049	$223,514	$409,789	$16,226	$1,540,569
Criticized - compromised	590	551	693	2,558	1,645	1,278	5,389	5,029	17,733
Classified - substandard	134	236	18,465	766	2,139	1,419	3,723	5,136	32,018
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$407,219	$160,665	$118,630	$139,470	$92,833	$226,211	$418,901	$26,391	$1,590,320

Residential real estate
Loan delinquency:
Current	$599,244	$292,653	$116,147	$71,253	$56,917	$536,444	$—	$29,929	$1,702,587
30-59 days past due	1,127	—	—	69	105	1,030	—	—	2,331
60-89 days past due	563	91	—	271	43	2,286	—	—	3,254
90 days or more past due	1,933	673	895	88	762	8,802	—	53	13,206
Total	$602,867	$293,417	$117,042	$71,681	$57,827	$548,562	$—	$29,982	$1,721,378

Home equity
Loan delinquency:
Current	$10,076	$835	$649	$379	$566	$18,064	$567,478	$1,142	$599,189
30-59 days past due	—	84	45	128	50	628	1,247	58	2,240
60-89 days past due	—	—	132	15	188	267	—	—	602
90 days or more past due	187	88	119	112	234	2,550	—	361	3,651
Total	$10,263	$1,007	$945	$634	$1,038	$21,509	$568,725	$1,561	$605,682

Consumer
Loan delinquency:
Current	$60,907	$43,871	$50,317	$19,289	$11,084	$32,343	$55,739	$27	$273,577
30-59 days past due	435	370	214	136	85	241	51	—	1,532
60-89 days past due	413	375	82	19	33	286	—	—	1,208
90 days or more past due	115	141	222	65	1	265	4	—	813
Total	$61,870	$44,757	$50,835	$19,509	$11,203	$33,135	$55,794	$27	$277,130

The following table summarizes other real estate owned and repossessed assets included in other assets:

	March 31,	December 31,
(unaudited, in thousands)	2022	2021
Other real estate owned	$87	$—
Repossessed assets	—	—
Total other real estate owned and repossessed assets	$87	$—

Residential real estate included in other real estate owned was $0.1 million at March 31, 2022. There were no other real estate owned or repossessed asset balances at December 31, 2021. At March 31, 2022 and December 31, 2021, formal foreclosure proceedings were in process on residential real estate loans totaling $4.8 million and $4.0 million, respectively. Previously, as a result of provisions of the CARES Act, certain residential real estate loans were temporarily suspended from entering foreclosure proceedings, which included $0.8 million of loans as of December 31, 2021. Since this moratorium had substantially ended as of March 31, 2022, there are currently no loans suspended from entering foreclosure proceedings.

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

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of March 31, 2022, and December 31, 2021, Wesbanco had 134 and 135 customer interest rate swaps with an aggregate notional amount of $726.8 million and $730.6 million, respectively, related to this program. Wesbanco recognized income for the related swap fees of $0.2 million and $1.9 million for the three months ended March 31, 2022 and 2021.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of March 31, 2022 and December 31, 2021, Wesbanco had 13 risk participation-in agreements with an aggregate notional amount of $127.1 million and $128.2 million, respectively. As of March 31, 2022 and December 31, 2021, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $9.8 million.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the loan commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $38.5 million and $48.5 million at March 31, 2022 and December 31, 2021, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$726,767	$30,767	$30,827	$730,552	$24,867	$26,388
Other contracts:
Interest rate loan commitments	23,676	—	309	28,994	9	—
Forward TBA contracts	38,500	609	—	48,500	—	21
Total derivatives		$31,376	$31,136		$24,876	$26,409

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three months ended March 31, 2022 and 2021, respectively.

		For the Three Months Ended March 31,
(unaudited, in thousands)	Location of Gain/(Loss)	2022	2021
Interest rate swaps	Other income	$1,461	$2,761
Interest rate loan commitments	Mortgage banking income	(318)	(1,016)
Forward TBA contracts	Mortgage banking income	1,443	4,518
Total		$2,586	$6,263

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

Wesbanco had minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $6.3 million as of March 31, 2022. If Wesbanco had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

NOTE 6. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2022	2021
Service cost – benefits earned during year	$540	$616
Interest cost on projected benefit obligation	1,013	842
Expected return on plan assets	(2,853)	(2,763)
Amortization of prior service cost	(8)	(8)
Amortization of net loss	125	675
Net periodic pension income	$(1,183)	$(638)

The service cost of $0.5 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, is included in salaries and wages, and periodic pension income of $1.7 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively, is included in employee benefits.

The Plan covers all employees of Wesbanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution is not required for 2022, and Wesbanco currently does not expect to make a voluntary contribution to the Plan in 2022.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

		March 31, 2022
		Fair Value Measurements Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2022	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$12,757	$12,757	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	240,497	—	240,497	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,159,454	—	2,159,454	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	394,089	—	394,089	—
Obligations of states and political subdivisions	100,273	—	98,957	1,316
Corporate debt securities	17,060	—	17,060	—
Total available-for-sale debt securities	$2,911,373	$—	$2,910,057	$1,316
Loans held for sale	15,959	—	15,959	—
Other assets - interest rate swaps	30,767	—	30,767	—
Total assets recurring fair value measurements	$2,970,856	$12,757	$2,956,783	$1,316
Other liabilities - interest rate swaps	$30,827	$—	$30,827	$—
Total liabilities recurring fair value measurements	$30,827	$—	$30,827	$—
Nonrecurring fair value measurements
Individually-evaluated loans	$21,346	$—	$—	$21,346
Other real estate owned and repossessed assets	87	—	—	87
Total nonrecurring fair value measurements	$21,433	$—	$—	$21,433

		December 31, 2021
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2021	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,466	$13,466	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	236,978	—	236,978	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,285,213	—	2,285,213	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	367,493	—	367,493	—
Obligations of states and political subdivisions	106,340	—	104,847	1,493
Corporate debt securities	17,438	—	17,438	—
Total available-for-sale debt securities	$3,013,462	$—	$3,011,969	$1,493
Loans held for sale	25,277	—	25,277	—
Other assets - interest rate swaps	24,867	—	24,867	—
Total assets recurring fair value measurements	$3,077,072	$13,466	$3,062,113	$1,493
Other liabilities - interest rate swaps	$26,388	$—	$26,388	$—
Total liabilities recurring fair value measurements	$26,388	$—	$26,388	$—
Nonrecurring fair value measurements
Individually-evaluated loans	$13,558	$—	$—	$13,558
Other real estate owned and repossessed assets	—	—	—	—
Total nonrecurring fair value measurements	$13,558	$—	$—	$13,558

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between level 1, 2 or 3 for the three months ended March 31, 2022 or for the year ended December 31, 2021.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
March 31, 2022
Individually-evaluated loans	$21,346	Appraisal of collateral (1)	Appraisal adjustments (2)	(30.0%)/(30.0%)
			Liquidation expenses (2)	(5.6%) to (8.0%)/(6.9%)
Other real estate owned and repossessed assets	$87	Appraisal of collateral (1), (3)
December 31, 2021
Individually-evaluated loans	$13,558	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			March 31, 2022
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$1,369,498	$1,369,498	$1,369,498	$—	$—
Equity securities	12,757	12,757	12,757	—	—
Available-for-sale debt securities	2,911,373	2,911,373	—	2,910,057	1,316
Net held-to-maturity debt securities	1,156,917	1,092,993	—	1,092,609	384
Net loans	9,615,407	9,015,392	—	—	9,015,392
Loans held for sale	15,959	15,959	—	15,959	—
Other assets - interest rate swaps	30,767	30,767	—	30,767	—
Accrued interest receivable	60,370	60,370	60,370	—	—

Financial Liabilities
Deposits	13,797,874	13,805,745	12,586,866	1,218,879	—
Federal Home Loan Bank borrowings	123,898	125,441	—	125,441	—
Other borrowings	158,538	144,160	144,160	—	—
Subordinated debt and junior subordinated debt	280,743	281,265	—	281,265	—
Other liabilities - interest rate swaps	30,827	30,827	—	30,827	—
Accrued interest payable	1,786	1,786	1,786	—	—

			Fair Value Measurements at
			December 31, 2021
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$1,251,358	$1,251,358	$1,251,358	$—	$—
Equity securities	13,466	13,466	13,466	—	—
Available-for-sale debt securities	3,013,462	3,013,462	—	3,011,969	1,493
Net held-to-maturity debt securities	1,004,555	1,028,452	—	1,028,047	405
Net loans	9,611,856	9,385,917	—	—	9,385,917
Loans held for sale	25,277	25,277	—	25,277	—
Other assets - interest rate swaps	24,867	24,867	—	24,867	—
Accrued interest receivable	60,844	60,844	60,844	—	—

Financial Liabilities
Deposits	13,565,863	13,575,477	12,273,211	1,302,266	—
Federal Home Loan Bank borrowings	183,920	185,684	—	185,684	—
Other borrowings	141,893	134,288	134,288	—	—
Subordinated debt and junior subordinated debt	132,860	109,186	—	109,186	—
Other liabilities - interest rate swaps	26,388	26,388	—	26,388	—
Accrued interest payable	1,901	1,901	1,901	—	—

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

Subordinated debt and junior subordinated debt: The fair value of subordinated debt is determined primarily by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within level 2 in the fair value hierarchy. Due to the pooled nature of junior subordinated debt owed to unconsolidated subsidiary trusts, which are not actively traded, estimated fair value is determined by using comparable corporate bond indices and swap rates from the financial services sector and factoring in the applicable credit spreads and optional early redemption provisions.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three months ended March 31, 2022 and 2021, respectively:

	Point of Revenue	For the Three Months Ended March 31,
(unaudited, in thousands)	Recognition	2022	2021
Revenue Streams
Trust fees
Trust account fees	Over time	$5,542	$5,313
WesMark fees	Over time	2,293	2,318
Total trust fees		7,835	7,631
Service charges on deposits
Commercial banking fees	Over time	568	564
Personal service charges	At a point in time and over time	5,522	4,330
Total service charges on deposits		6,090	4,894
Net securities brokerage revenue
Annuity commissions	At a point in time	1,582	917
Equity and debt security trades	At a point in time	57	76
Managed money	Over time	327	283
Trail commissions	Over time	254	248
Total net securities brokerage revenue		2,220	1,524

Debit card sponsorship income (1)	At a point in time and over time	—	646
Payment processing fees (1)	At a point in time and over time	741	713
Electronic banking fees	At a point in time	5,345	4,365
Mortgage banking income	At a point in time	1,923	4,264
Net (loss) gain on other real estate owned and other assets (2)	At a point in time and over time	(806)	175

(1)
Debit card sponsorship income and payment processing fees are included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606, and totaled losses of $1.2 million and gains of $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 9. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the three months ended March 31, 2022 and 2021 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2021	$(398)	$(4,722)	$(5,120)
Other comprehensive loss before reclassifications	—	(106,247)	(106,247)
Amounts reclassified from accumulated other comprehensive loss	54	1	55
Period change	54	(106,246)	(106,192)
Balance at March 31, 2022	$(344)	$(110,968)	$(111,312)

Balance at December 31, 2020	$(15,502)	$46,861	$31,359
Other comprehensive loss before reclassifications	—	(22,026)	(22,026)
Amounts reclassified from accumulated other comprehensive loss	472	(2)	470
Period change	472	(22,028)	(21,556)
Balance at March 31, 2021	$(15,030)	$24,833	$9,803

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2022 and 2021:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2022	2021
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$2	$(3)	Net securities gains (Non-interest income)
Related income tax expense ⁽²⁾	(1)	1	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	1	(2)

Defined benefit plans (3):
Amortization of net loss and prior service costs	72	622	Employee benefits (Non-interest expense)
Related income tax benefit ⁽²⁾	(18)	(150)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	54	472
Total reclassifications for the period	$55	$470

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

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $8.1 million and $7.8 million at March 31, 2022 and December 31, 2021, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of both March 31, 2022 and December 31, 2021.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2022	2021
Lines of credit	$3,196,487	$2,954,147
Loans approved but not closed	625,607	472,810
Overdraft limits	392,193	370,439
Letters of credit	29,292	29,017
Contingent obligations and other guarantees	58,327	68,235

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 11. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $5.4 billion and $5.2 billion at March 31, 2022 and 2021, respectively. These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended March 31, 2022
Interest and dividend income	$112,174	$—	$112,174
Interest expense	4,463	—	4,463
Net interest income	107,711	—	107,711
Provision for credit losses	(3,438)	—	(3,438)
Net interest income after provision for credit losses	111,149	—	111,149
Non-interest income	22,547	7,835	30,382
Non-interest expense	83,225	4,323	87,548
Income before provision for income taxes	50,471	3,512	53,983
Provision for income taxes	9,121	738	9,859
Net income	41,350	2,774	44,124
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$38,819	$2,774	$41,593

For The Three Months Ended March 31, 2021
Interest and dividend income	$125,054	$—	$125,054
Interest expense	8,576	—	8,576
Net interest income	116,478	—	116,478
Provision for credit losses	(27,958)	—	(27,958)
Net interest income after provision for credit losses	144,436	—	144,436
Non-interest income	25,577	7,631	33,208
Non-interest expense	82,011	4,316	86,327
Income before provision for income taxes	88,002	3,315	91,317
Provision for income taxes	17,506	696	18,202
Net income	70,496	2,619	73,115
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$67,965	$2,619	$70,584

Total non-fiduciary assets of the trust and investment services segment were $3.5 million (including $1.3 million of trust customer intangibles) and $3.9 million (including $1.7 million of trust customer intangibles) at March 31, 2022 and 2021, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three months ended March 31, 2022. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2021 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.Wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions including the effects of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 205 branches and 202 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2022 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2021 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for the three months ended March 31, 2022 was $41.6 million, with diluted earnings per share of $0.68, compared to $70.6 million or $1.05 per diluted share, respectively, for the first quarter of 2021. Excluding after-tax restructuring and merger-related expenses (non-GAAP measure) in both periods, for the three months ended March 31, 2022, net income available to common shareholders was $42.9 million or $0.70 per diluted share, as compared to $71.3 million or $1.06 per diluted share, respectively.

	For the Three Months Ended March 31,
	2022		2021
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (Non-GAAP)(1)	$42,851	$0.70	$71,256	$1.06
Less: After-tax restructuring and merger-related expenses	(1,258)	(0.02)	(672)	(0.01)
Net income available to common shareholders (GAAP)	$41,593	$0.68	$70,584	$1.05

(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income decreased $8.8 million or 7.5% in the first quarter of 2022 compared to the same quarter of 2021, reflecting lower loan yields, due to repricing of existing loans and new lower rates offered in the current market environment, lower purchase accounting related accretion and lower rates on investment securities, partially offset by lower interest on deposits and borrowings. As a result of the lower rates and a higher mix of securities versus loans to total assets, the net interest margin decreased by 32 basis points to 2.95% in the first quarter of 2022 as compared to the first quarter of 2021. Over the same time period, the yield on earning assets decreased by a total of 44 basis points and the cost of interest bearing liabilities decreased 18 basis points. Average loan balances decreased by 10.8% from the first quarter of 2021, mainly attributable to forgiveness of SBA Payroll Protection Program (“PPP”) loans and higher levels of commercial real estate loan payoffs, while average securities increased by 40.7% over the same time period due to excess liquidity on the balance sheet from increased customer deposits. Average deposits, excluding certificates of deposit, increased 11.0% over the same time period, due mostly to increased personal savings. Accretion from acquisitions benefited the first quarter 2022 net interest margin by 8 basis points, as compared to 13 basis points in the prior year period. Lastly, the accretion on both existing and forgiven PPP loans positively impacted the first quarter 2022 net interest margin by a net 7 basis points as compared to 11 basis points for the first quarter of 2021.

Improved macroeconomic forecasts utilized in the CECL calculation drove a net benefit of provision for credit losses and resulted in a negative provision of $3.4 million in the first quarter of 2022, as compared to a negative provision of $28.0 million in the first quarter of 2021. Annualized net charge-offs, as a percentage of average portfolio loans, were 0% and 0.02% for the first quarter of 2022 and 2021, respectively.

For the first quarter of 2022, non-interest income decreased $2.8 million or 8.5% compared to the first quarter of 2021, driven primarily by lower mortgage banking income, which decreased $2.3 million or 54.9% from the first quarter of 2021 and by lower swap fee income and the associated swap fair value adjustments, which decreased $3.0 million or 65.2% over the same time period. While mortgage loan originations decreased by 17.0% during the first quarter of 2022, the amount sold in the secondary market also decreased from approximately 60% in the first quarter of 2021 to approximately 25% in the first quarter of 2022, due to a continued effort to keep more 1-to-4 family residential mortgages on the balance sheet. Offsetting the decreases somewhat, electronic banking fees increased $1.0 million or 22.5% from last year’s first quarter and service charges on deposits increased $1.2 million or 24.4% over the same time period, due to increased consumer spending associated with the improving economy.

Non-interest expense, excluding restructuring and merger-related expenses in both periods, increased in the first quarter of 2022 by $0.5 million or 0.6%, to $86.0 million, compared to the first quarter of 2021. Salaries and wages increased $2.0 million or 5.5% from the first quarter of 2021 to the first quarter of 2022 due to lower loan contra-costs and higher salary expense related to normal merit increases last summer. Equipment and software expense for the first quarter of 2022 increased $1.2 million or 18.4% year-over-year, due primarily to the movement of online banking costs from other operating expenses. Offsetting these increases somewhat was a decrease in other operating expenses of $1.7 million or 9.8% due mostly to the aforementioned move of online banking costs as well as a reduction in ACH and ATM processing charges related to a change in providers, in conjunction with our core banking software system conversion last year.

During the first quarter of 2022, the effective tax rate was 18.3% as compared to 19.9% in last year’s first quarter, and the provision for income taxes decreased by $8.3 million over the same time period. Both of these decreases were primarily due to lower pre-tax income, heavily influenced by a reduced negative provision for credit losses in the first quarter of 2022 as compared to the first quarter of 2021.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2022	2021
Net interest income	$107,711	$116,478
Taxable equivalent adjustment to net interest income	1,155	1,039
Net interest income, fully taxable equivalent	$108,866	$117,517
Net interest spread, non-taxable equivalent	2.85%	3.11%
Benefit of net non-interest bearing liabilities	0.07%	0.13%
Net interest margin	2.92%	3.24%
Taxable equivalent adjustment	0.03%	0.03%
Net interest margin, fully taxable equivalent	2.95%	3.27%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income decreased $8.8 million or 7.5% in the first quarter of 2022 compared to the first quarter of 2021, due to a 32 basis point decrease in the net interest margin to 2.95% resulting from the lower yield environment, as the yield on earning assets decreased at a faster rate than the rate on interest bearing liabilities, and investment securities became a greater percentage of total assets. The net interest margin decrease was slightly mitigated by a 2.5% increase in average earning asset balances from the first quarter of 2021, primarily from a 40.7% increase in average securities, which were purchased with liquidity from deposit growth. Interest and fee accretion income on PPP loans decreased $6.2 million in the first quarter of 2022 from a total of $9.9 million in the first quarter of 2021. This PPP loan income positively impacted the first quarter 2022 net interest margin by a net 7 basis points as compared to 11 basis points in the first quarter of 2021. Excluding PPP loans, portfolio loans decreased by 2.3% from March 31, 2021, due to lower new loan demand and high levels of commercial real estate loan payoffs. In addition, total purchase accounting accretion decreased by $1.6 million in the first quarter of 2022 as compared to the first quarter of 2021, and approximately 8 basis points of accretion from prior acquisitions was included in the first quarter 2022 net interest margin as compared to 13 basis points in the 2021 first quarter net interest margin. Total average deposits, excluding CDs, increased in the first quarter of 2022 by $1.2 billion or 11.0% compared to the first quarter of 2021, due to higher personal savings balances. The cost of interest bearing deposits decreased by 8 basis points and total liabilities decreased by 18 basis points from the first quarter of 2021 to the first quarter of 2022. The decrease in the cost is primarily due to rate decreases for interest bearing demand deposits, which include public funds, and lower rates for certificates of deposit, customer repurchase agreements, term Federal Home Loan Bank borrowings and junior subordinated debentures, in response to the general decrease in overall borrowing rates in the marketplace resulting from lower rates across the yield curve. In addition, the average balance of FHLB borrowings decreased by $308.4 million or 63.1% from the first quarter of 2021, as excess liquidity was used to pay off these borrowings as they matured.

Interest income decreased $12.9 million or 10.3% in the first quarter of 2022 compared to the same period of 2021 due to lower yields in each of the major earning asset categories. Earning asset yields continued to be influenced negatively due to the continuation of the low rate environment through the current period. Average loan balances decreased $1.2 billion or 10.8% in the first quarter of 2022 compared to the first quarter of 2021, due mostly to forgiveness of PPP loans that were originated in 2020 and 2021. Loan yields decreased by 18 basis points during this same period to 3.89% due to the previously mentioned lower rate environment and its effect on the repricing of portfolio loans, as well as lower offered rates on new loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the first quarter of 2022, average loans represented 65.0% of average earning assets, a decrease from 74.7% in the first quarter of 2021. As liquidity from higher deposit balances was invested, average total securities balances increased $1.2 billion or 40.7% from the first quarter of 2021, and represented 27.2% of total earning assets in the first quarter of 2022. Taxable securities yields decreased by 24 basis points and tax-exempt securities yields decreased by 40 basis points in the first quarter of 2022 from the first quarter of 2021. The continuing lower rate environment has resulted in the yield decrease for all securities, as calls, prepayments and maturities of legacy higher-rate securities have been replaced with purchases at lower overall market yields. The average balance of tax-exempt securities, which have the highest yields within securities, have decreased from 20.1% of total average securities in the first quarter of 2021 to 18.0% of total average securities in the first quarter of 2022.

Commercial loans with floors currently average 3.80% on approximately $2.8 billion or 39% of total commercial loans at March 31, 2022, as compared to $2.6 billion averaging 3.83% or 36% of commercial loans at December 31, 2021. Approximately 54% or $1.5 billion of these loans are currently priced at their floor, as compared to 63% or $1.6 billion at December 31, 2021. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing date.

Interest expense decreased $4.1 million or 48.0% in the first quarter of 2022 as compared to the same period in 2021, due to decreases in the cost of all interest bearing liability categories, as management reduced certain deposit rates, and due to a decrease in the balance of outstanding FHLB borrowings. The cost of interest bearing liabilities decreased by 18 basis points from the first quarter of 2021 to 0.19% in 2022. Interest bearing deposits increased $520.6 million or 6.1% from the first quarter of 2021, due mostly to customers’ increased personal savings and deposit balances. The rate on interest bearing deposits decreased 8 basis points to 0.12% from the first quarter of 2021, primarily from decreases in rates on interest bearing public funds and certificates of deposit in response to the lower market rates, which are currently near their floors. Average non-interest bearing demand deposit balances increased from the first quarter of 2021 to the first quarter of 2022 by $376.0 million or 8.9%, and were 33.5% of total average deposits at March 31, 2022, compared to 32.9% at March 31, 2021, reflecting the previously mentioned higher personal savings balances and ongoing checking account marketing strategies. The average balance of FHLB borrowings decreased $308.4 million from the first quarter of 2021 to 2022 due to the maturity of legacy higher-rate FHLB borrowings throughout the past twelve months being redeemed with excess liquidity. These maturities benefited the average rate paid, as it decreased by 70 basis points to 1.30% from the first quarter of 2021. Average repurchase agreements combined with subordinated debt and junior subordinated debt balances decreased $80.1 million or 20.9% from the first quarter of 2021 to 2022, and their average rates paid decreased by 13 and 55 basis points, respectively, over this same time period, due primarily to decreases in LIBOR, the index upon which this variable-rate type of borrowing is priced.

The increasing rate environment, which began in the second half of the first quarter, is expected to result in the core net interest margin stabilizing in the second quarter, and assuming further anticipated federal funds rate increases in 2022, the margin will likely begin to increase in the second half of 2022. Securities purchased toward the end of the first quarter will further positively impact the margin. Higher anticipated earning asset yields caused by loans repricing to higher rates, rates on new loan production being higher than existing loans and security cash flows being reinvested at higher rates will be slightly offset by decreasing purchase accounting accretion, price increases to deposit rates and higher wholesale funding costs. The subordinated debt issuance late in the first quarter of 2022 will further increase the cost of interest-bearing liabilities. In addition, as the remaining balance of outstanding PPP loans continues to be forgiven, the positive impact on the margin will lessen as lower net deferred fees are accreted into income at the date of loan payoff. At March 31, 2022, there were $2.9 million of remaining net deferred fees from PPP loans that will accrete into interest income as loans pay down or are forgiven by the SBA.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended March 31,
	2022		2021
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$1,161,218	0.16%	$776,245	0.09%
Loans, net of unearned income (1)	9,712,085	3.89%	10,890,370	4.07%
Securities: (2)
Taxable	3,333,379	1.72%	2,306,320	1.96%
Tax-exempt (3)	729,380	3.06%	580,199	3.46%
Total securities	4,062,759	1.96%	2,886,519	2.26%
Other earning assets	15,446	3.81%	33,240	5.89%
Total earning assets (3)	14,951,508	3.07%	14,586,374	3.51%
Other assets	2,041,090		2,049,884
Total Assets	$16,992,598		$16,636,258

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$3,403,499	0.10%	$2,970,766	0.14%
Money market accounts	1,806,719	0.07%	1,725,561	0.14%
Savings deposits	2,626,962	0.04%	2,290,657	0.05%
Certificates of deposit	1,254,603	0.41%	1,584,152	0.61%
Total interest bearing deposits	9,091,783	0.12%	8,571,136	0.20%
Federal Home Loan Bank borrowings	180,024	1.30%	488,388	2.00%
Repurchase agreements	156,167	0.12%	191,676	0.25%
Subordinated debt and junior subordinated debt	147,709	3.22%	192,341	3.77%
Total interest bearing liabilities (4)	9,575,683	0.19%	9,443,541	0.37%
Non-interest bearing demand deposits	4,576,749		4,200,793
Other liabilities	184,359		221,508
Shareholders’ equity	2,655,807		2,770,416
Total Liabilities and Shareholders’ Equity	$16,992,598		$16,636,258
Taxable equivalent net interest spread		2.88%		3.14%
Taxable equivalent net interest margin		2.95%		3.27%

(1)
Gross of allowance for credit losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $4.1 million and $8.2 million for the three months ended March 31, 2022 and 2021, respectively. PPP loan fees, which are included as part of total loan fees, were $3.2 million and $7.9 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $2.5 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $0.4 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended March 31, 2022
	Compared to March 31, 2021
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$113	$163	$276
Loans, net of unearned income	(11,455)	(4,782)	(16,237)
Taxable securities	4,479	(1,494)	2,985
Tax-exempt securities (1)	1,171	(621)	550
Other earning assets	(203)	(135)	(338)
Total interest income change (1)	(5,895)	(6,869)	(12,764)
Increase (decrease) in interest expense:
Interest bearing demand deposits	137	(369)	(232)
Money market accounts	26	(283)	(257)
Savings deposits	36	(36)	-
Certificates of deposit	(431)	(666)	(1,097)
Federal Home Loan Bank borrowings	(1,179)	(660)	(1,839)
Repurchase agreements	(19)	(51)	(70)
Subordinated debt and junior subordinated debt	(378)	(240)	(618)
Total interest expense change	(1,808)	(2,305)	(4,113)
Net interest income decrease (1)	$(4,087)	$(4,564)	$(8,651)

(1)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net (charge-offs) recoveries have been (deducted) added to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The negative provision for credit losses - loans and loan commitments decreased to ($3.5) million in the first quarter of 2022 compared to a negative provision of ($27.9) million in the first quarter of 2021. While the negative provision decreased year-over-year, the ($3.5) million provision in the first quarter of 2022 was a result of continued improvement in the macroeconomic forecast and certain qualitative factors. Non-performing loans were 0.38% of total loans as of March 31, 2022, increasing from 0.36% of total loans at the end of the first quarter of 2021. Criticized and classified loans were 3.68% of total loans as of March 31, 2022, decreasing from 4.26% as of March 31, 2021, primarily due to improvements within the Company’s hospitality loan portfolio. Past due loans at March 31, 2022 were 0.35% of total loans, compared to 0.31% at March 31, 2021. Annualized net loan charge-offs decreased to 0% for the three months ended March 31, 2022 compared to 0.02% for the three months ended March 31, 2021. (Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For The Three Months Ended March 31,
(unaudited, dollars in thousands)	2022	2021	$ Change	% Change
Trust fees	$7,835	$7,631	$204	2.7
Service charges on deposits	6,090	4,894	1,196	24.4
Electronic banking fees	5,345	4,365	980	22.5
Net securities brokerage revenue	2,220	1,524	696	45.7
Bank-owned life insurance	3,881	1,709	2,172	127.1
Net securities (losses) gains	(650)	279	(929)	(333.0)
Mortgage banking income	1,923	4,264	(2,341)	(54.9)
Net insurance services revenue	1,026	1,090	(64)	(5.9)
Debit card sponsorship income	—	646	(646)	(100.0)
Payment processing fees	742	713	29	4.1
Net (loss) gain on other real estate owned and other assets	(806)	175	(981)	(560.6)
Net swap fee and valuation income	1,617	4,650	(3,033)	(65.2)
Other	1,159	1,268	(109)	(8.6)
Total non-interest income	$30,382	$33,208	$(2,826)	(8.5)

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 22.0% of total revenue for the three months ended March 31, 2022. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the first quarter of 2022, non-interest income decreased $2.8 million or 8.5% compared to the first quarter of 2021, primarily due to a $3.0 million decrease in net swap fee and valuation income, and a $2.3 million decrease in mortgage banking income. The decreases were somewhat offset by a $2.2 million increase in bank-owned life insurance, a $1.2 million increase in service charges on deposits and a $1.0 million increase in electronic banking fees.

Trust fees increased $0.2 million or 2.7% compared to the first quarter of 2021, due to market value appreciation and organic growth. Total trust assets were $5.4 billion at March 31, 2022 as compared to $5.2 billion at March 31, 2021. As of March 31, 2022, trust assets include managed assets of $4.3 billion and non-managed (custodial) assets of $1.1 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $1.0 billion as of March 31, 2022 and March 31, 2021, respectively, and are included in managed assets.

Service charges on deposits increased $1.2 million or 24.4% to $6.1 million in the first quarter of 2022 as compared to the same period in 2021, as a result of increased general consumer spending over the prior period, due to higher customer demand for goods and services as business conditions improved from the pandemic, resulting in more eligible fee-generating transactions. In addition, electronic banking fees, which include debit card interchange fees, increased $1.0 million or 22.5% compared to the first quarter of 2021, also due to increased general consumer spending.

Bank-owned life insurance increased $2.2 million or 127.1% compared to the first quarter of 2021 due to an increase in mortality-related benefits received in the current period, as well as an increase in the cash surrender value from the purchase of an additional $40 million of bank-owned life insurance in the third quarter of 2021.

Net securities (losses) gains include both gains and losses on investment security transactions as well as market value adjustments on the Company's deferred compensation plan. For the three months ended March 31, 2022, net securities (losses) gains decreased $0.9 million or 333.0% compared to the same period of 2021, due to a $0.8 million decrease in market adjustments on the deferred compensation plan. These market adjustments had an offsetting effect in employee benefits expense. No investment security sales occurred in either period.

Mortgage banking income decreased $2.3 million or 54.9% in the first quarter of 2022 compared to the first quarter of 2021, as Wesbanco retained more 1-to-4 family mortgages on the balance sheet, and total originations were lower in the first quarter of 2022 as compared to the prior year period, reflecting the change in economic conditions. For the first quarter of 2022, mortgage production was $269.0 million, which was a decrease of 17.6% from the comparable 2021 period. For the three months ended March 31, 2022, $78.7 million in mortgages were sold into the secondary market at a net margin of 2.4% as compared to $214.6 million at a net margin of 2.0% in the comparable 2021 period. Included in mortgage banking income and the calculation of net margin noted above are gains of $0.8 million and losses of $1.4 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended March 31, 2022 and 2021, respectively.

Debit card sponsorship income, a non-essential revenue stream for Wesbanco that was acquired in the Old Line Bancshares, Inc. acquisition and generated $0.6 million of gross revenue in the first quarter of 2021, was sold as of March 31, 2021 to another bank. The all-cash purchase price, which is being paid out on a monthly basis over a two-year period up to a maximum of $2.8 million, is based on a 50% split of the monthly gross revenue earned by the purchasing bank. Wesbanco has recognized $0.4 million in revenue in the first three months of 2022 following the sale, which is recorded in net gain (loss) on the sale of other real estate owned and other assets.

Net (loss) gain on other real estate owned and other assets decreased $1.0 million or 560.6% in the three months ended March 31, 2022 as compared to the same period in 2021, due to the market value decline on an investment made by Wesbanco’s Community Development Corporation in a start-up firm more than ten years ago that was acquired by a public company in 2021.

Net swap fee and valuation income, which includes fair value adjustments, decreased $3.0 million or 65.2% in the first quarter of 2022 compared to the first quarter of 2021, due to a reduced volume of new swaps originated, resulting in less fee income, as well as lower fair value adjustments. For the three months ended March 31, 2022, new swaps executed totaled $7.4 million in notional principal, resulting in $0.2 million of fee income, compared to new swaps executed of $65.1 million in notional principal resulting in $1.9 million of fee income for the three months ended March 31, 2021. Fair value adjustments on existing swaps for the three months ended March 31, 2022 were $1.5 million as compared to $2.8 million for the three months ended March 31, 2021.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For The Three Months Ended March 31,
(unaudited, dollars in thousands)	2022	2021	$ Change	% Change
Salaries and wages	$38,937	$36,890	$2,047	5.5
Employee benefits	9,158	10,266	(1,108)	(10.8)
Net occupancy	7,234	7,177	57	0.8
Equipment and software	8,011	6,765	1,246	18.4
Marketing	2,421	2,384	37	1.6
FDIC insurance	1,522	1,282	240	18.7
Amortization of intangible assets	2,598	2,896	(298)	(10.3)
Restructuring and merger-related expenses	1,593	851	742	87.2
Franchise and other miscellaneous taxes	2,995	2,997	(2)	(0.1)
Consulting, regulatory, accounting and advisory fees	3,687	3,378	309	9.1
ATM and electronic banking interchange expenses	1,419	2,202	(783)	(35.6)
Postage and courier expenses	1,222	1,268	(46)	(3.6)
Legal fees	935	862	73	8.5
Communications	1,066	912	154	16.9
Supplies	866	1,019	(153)	(15.0)
Other real estate owned and foreclosure expenses	258	112	146	130.4
Other	3,626	5,066	(1,440)	(28.4)
Total non-interest expense	$87,548	$86,327	$1,221	1.4

Non-interest expense in the first quarter of 2022 increased $1.2 million or 1.4% compared to the same quarter in 2021, principally from a $2.0 million increase in salaries and wages, a $1.2 million increase in equipment and software costs and a $0.7 million increase in restructuring and merger-related expenses. These increases were slightly offset by a $1.1 million decrease in employee benefits expense, a $0.8 million decrease in ATM and electronic banking interchange expenses and a $1.4 million decrease in other operating expenses. In the first quarter of 2022, there were $1.6 million of restructuring expenses related to the branch optimization strategy as compared to $0.9 million of restructuring expenses related to the branch optimization strategy and the core systems conversion in the first quarter of 2021. Excluding restructuring and merger-related expenses, non-interest expense increased $0.5 million or 0.6% from the first quarter of 2021 to the first quarter of 2022.

Salaries and wages increased $2.0 million or 5.5% in the first quarter of 2022 from the first quarter of 2021 due to decreases in loan-contra costs and higher salary expense related to the normal merit increases that occurred mid-year 2021. Loan contra-costs decreased by $1.1 million or 24.6% from the first quarter of 2021 to the first quarter of 2022 due to a reduction in loan volume. These increases to salary expense were mitigated by a 1.4% reduction in full time equivalent employees from the first quarter of 2021 as a result of the closure of branches at various points in 2021, as the branch optimization strategy was executed, and a temporary hiring freeze earlier in 2021.

Employee benefits expense decreased $1.1 million or 10.8% in the first quarter of 2022 from the first quarter of 2021 due primarily to a $0.5 million decrease in pension expense and a $0.9 reduction in deferred compensation plan expense, which mostly relate to the decline in the market value of the underlying investments. These decreases were slightly offset by increased recruiting expense and higher workers compensation expense, due to a premium refund received in the first quarter of 2021.

Equipment and software costs increased $1.2 million or 18.4% compared to the first quarter of 2021, due primarily to the movement of online banking costs following the core conversion in the third quarter of 2021 from other operating expenses.

Restructuring and merger-related expenses in the first quarter of 2022 totaled $1.6 million, an increase of $0.7 million from the first quarter of 2021. The expenses in the first quarter of 2022 consisted of fixed asset writedowns and lease termination expenses associated with the upcoming closure of eleven additional branches later in 2022 as a result of the continued execution of the branch optimization strategy. The restructuring and merger-related expenses in the first quarter of 2021 totaling $0.9 million were comprised of $0.7 million in core conversion-related expenses and $0.2 million in branch closure and severance expenses associated with the closure of 21 branches early in the first quarter of 2021.

ATM and electronic banking interchange expenses decreased by $0.8 million or 35.6% in the first quarter of 2022 from the first quarter of 2021 due to a reduction in ACH and ATM processing charges related to a change in providers that occurred in conjunction with our core banking software system conversion in the third quarter of 2021.

Other operating expenses decreased by $1.4 million or 28.4% in the first quarter of 2022 from the first quarter of 2021 due mostly to the previously mentioned movement of online banking costs, following the core conversion in 2021, into equipment and software costs.

INCOME TAXES

The provision for income taxes was $9.9 million for the three months ended March 31, 2022, which is an $8.3 million decrease compared to $18.2 million for the three months ended March 31, 2021. The decrease in the provision for income taxes is due to a $37.3 million decrease in pre-tax income from the first quarter of 2021 and an accompanying decrease in the effective tax rate to 18.3% in the first quarter of 2022 compared to 19.9% in the first quarter of 2021. This lower pre-tax income was primarily due to a $28.0 million negative provision for credit losses recorded in the first quarter of 2021, as compared to a $3.4 million negative provision in the first quarter of 2022.

FINANCIAL CONDITION

Total assets and deposits increased 1.0% and 1.7%, respectively, while shareholders’ equity decreased 5.4%, compared to December 31, 2021. Total securities increased $49.6 million or 1.2% from December 31, 2021 to March 31, 2022, primarily driven by the purchase of mortgage-backed securities and municipal obligations. The securities’ increase was partially offset by a $139.9 million increase in unrealized losses in the available-for-sale portfolio. Total portfolio loans, excluding PPP loans, increased $85.9 million or 0.9% as new originations outpaced pay downs. Forgiveness related to the 2020 and 2021 PPP loan programs totaled $86.1 million through the first three months of 2022. Deposits increased $232.0 million from year-end, resulting from increases of 5.3%, 4.5%, and 1.3% in money market deposits, savings deposits, and demand deposits, respectively, which were partially offset by a 6.3% decrease in certificates of deposit. The growth in transaction-based accounts is primarily attributable to increased personal savings, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Deposits were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The decrease in certificates of deposit is a result of lower overall rates and management periodically offering lower-than-median competitive rates for maturing certificates of deposit as well as customer preferences for other deposit types. Total borrowings increased 22.8% or $104.5 million during the first three months of 2022 primarily as the result of a $150.0 million issuance of subordinated debentures at the parent company as qualifying Tier 2 risk-based capital and a $16.6 million increase in other short-term borrowings, which were partially offset by the $60.0 million pay down of maturing FHLB advances. Total shareholders’ equity decreased approximately $145.9 million or 5.4%, compared to December 31, 2021, primarily due to a $106.2 million decrease in other comprehensive income and the repurchase of common shares totaling $62.3 million, which were partially offset by net income exceeding dividends for the period by $21.1 million.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2022	2021	Change ($)	Change (%)
Equity securities (at fair value)	$12,757	$13,466	$(709)	(5.3)
Available-for-sale debt securities (at fair value)
U.S. Government sponsored entities and agencies	240,497	236,978	3,519	1.5
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,159,454	2,285,213	(125,759)	(5.5)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	394,089	367,493	26,596	7.2
Obligations of states and political subdivisions	100,273	106,340	(6,067)	(5.7)
Corporate debt securities	17,060	17,438	(378)	(2.2)
Total available-for-sale debt securities	$2,911,373	$3,013,462	$(102,089)	(3.4)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$5,731	$5,944	$(213)	(3.6)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	53,989	58,147	(4,158)	(7.2)
Obligations of states and political subdivisions	1,067,214	907,649	159,565	17.6
Corporate debt securities	30,268	33,083	(2,815)	(8.5)
Total held-to-maturity debt securities	1,157,202	1,004,823	152,379	15.2
Total securities	$4,081,332	$4,031,751	$49,581	1.2
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	1.69%	1.55%
As a % of total securities	71.6%	75.1%
Weighted average life (in years)	5.4	5.0
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	2.86%	2.92%
As a % of total securities	28.4%	24.9%
Weighted average life (in years)	8.4	5.6
Total securities:
Weighted average yield at the respective period end (2)	2.01%	1.89%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	6.2	5.2

(1)
At March 31, 2022 and December 31, 2021, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased by $49.6 million or 1.2% from December 31, 2021 to March 31, 2022. Through the first three months of the year, the available-for-sale portfolio decreased by $102.1 million or 3.4%, primarily due to the decrease in market prices as rates began to rise, particularly in the second half of the first quarter. The held-to-maturity portfolio increased by $152.4 million or 15.2% due to $177.0 million in purchases of municipal bonds. The weighted average yield of the portfolio increased 12 basis points from 1.89% at December 31, 2021 to 2.01% at March 31, 2022, primarily due to decreased prepayment speeds on mortgage-backed securities as a result of the market rate increase, increased purchases of higher yielding municipal bonds and increases in the indices tied to variable rate securities.

Total gross unrealized securities losses increased $180.6 million, from $40.3 million at December 31, 2021 to $220.9 million at March 31, 2022. The increase in unrealized losses from December 31, 2021 was due to an increase in market rates in 2022 to date, causing market prices to decrease on most securities purchased or acquired during the lower-yielding environment of the prior two years. Wesbanco did not allocate any allowance for credit losses to the unrealized losses on available-for-sale debt securities at March 31, 2022. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2022 and December 31, 2021 were $111.0 million and $4.7 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax (losses) gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were ($64.2) million at March 31, 2022, compared to $23.6 million at December 31, 2021. With approximately 28% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.3 million and $7.0 million as of March 31, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

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

The risk that borrowers will be unable or unwilling to repay their obligations and default on loans is inherent in all lending activities. Credit risk arises from many sources including general economic conditions, external events that impact businesses or industries, isolated events that impact a major employer, individual loss of employment or other personal hardships, as well as changes in interest rates or the value of collateral. Credit risk is also impacted by a concentration of exposure within a geographic market or to one or more borrowers, industries or collateral types. The primary goal in managing credit risk is to minimize the impact of default by an individual borrower or group of borrowers. Credit risk is managed through the initial underwriting process as well as through ongoing monitoring and administration of the portfolio that varies by the type of loan. The Bank’s credit policies establish standard underwriting guidelines for each type of loan and require an appropriate evaluation of the credit characteristics of each borrower. This evaluation includes the borrower’s primary source of repayment capacity; the adequacy of collateral, if any, to secure the loan; the potential value of personal guarantees as secondary sources of repayment; and other factors unique to each loan that may increase or mitigate its risk. Credit bureau scores are also considered when evaluating consumer purpose loans as well as guarantors of business purpose loans. However, the Bank does not periodically update credit bureau scores subsequent to when loans are made to determine changes in credit history.

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

Commercial loan risk grades are determined based on an evaluation of the relevant characteristics of each loan, assigned at inception and adjusted thereafter at any time to reflect changes in the risk profile throughout the life of each loan. The primary factors used to determine the risk grade are the sufficiency, reliability and sustainability of the primary source of repayment and overall financial strength of the borrower. The rating system more heavily weights the debt service coverage, leverage and loan-to-value factors to derive the risk grade. Other factors that are considered at a lesser weighting include management, industry or property-type risks, payment history, collateral and personal guarantees.

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2022		December 31, 2021
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$857,869	8.8	$833,880	8.5
Improved property	4,722,213	48.4	4,705,088	48.2
Total commercial real estate	5,580,082	57.2	5,538,968	56.7
Commercial and industrial	1,436,543	14.7	1,427,645	14.7
Commercial and industrial - PPP	76,535	0.8	162,675	1.7
Residential real estate	1,767,064	18.1	1,721,378	17.6
Home equity	592,872	6.1	605,682	6.2
Consumer	280,176	2.9	277,130	2.8
Total portfolio loans	9,733,272	99.8	9,733,478	99.7
Loans held for sale	15,959	0.2	25,277	0.3
Total loans	$9,749,231	100.0	$9,758,755	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans decreased $0.2 million from December 31, 2021, while they decreased $970.0 million or 9.1% over the last twelve months. Most of the loan decrease was due to the forgiveness of $807.2 million of PPP loans over the last twelve months, of which $76.5 million remain in the portfolio as of March 31, 2022. Excluding PPP loans, total portfolio loans decreased over the last twelve months by 2.3%, reflecting continued low commercial line of credit utilization and the higher than anticipated payoffs of commercial real estate loans, which are down 2.3%, and commercial and industrial loans, which are down 10.2%. Larger payoffs have also caused a 6.5% decline in HELOC balances, and consumer loan demand has decreased slightly at 3.2%. While there have been year-over-year decreases in these loan segments, the most recent quarter is a promising start to 2022 with loan growth, excluding PPP loans, in all three commercial loan categories, consumer loans, and residential real estate. Excluding PPP loans, total portfolio loans increased 3.6% on an annualized basis from December 31, 2021. Residential real estate also provided a partial offset to the year-over-year decrease, as it increased 7.5% due to continued efforts to sell fewer loans into the secondary market. Land and construction loans have also improved year-over-year by 33.6% due to increased originations. Loan growth will continue to be enhanced through the opening of new loan production offices in the Nashville and Indianapolis areas in the first quarter.

Total loan commitments of $4.2 billion, including loans approved but not closed, increased $417.2 million or 10.9% from December 31, 2021 due primarily to increases in loans approved but not closed and availabilities under lines of credit. The line utilization percentage for the commercial portfolio was 35.7% at March 31, 2022 compared to 34.5% as of December 31, 2021.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

Loans held for sale at both March 31, 2022 and December 31, 2021 are originated residential mortgages that are committed to be sold into the secondary market. Loans held for sale decreased by $9.3 million or 36.9% from December 31, 2021 due to continued efforts to keep more originations in the loan portfolio and lower originations.

Wesbanco has participated in the PPP loan program as originally established by the CARES Act. As of March 31, 2022, the Company has funded nearly 11,300 loans totaling $1.2 billion to qualifying small businesses, non-profits and organizations throughout our six-state footprint. The loans carry an interest rate of 1%, are generally for a two-year or five-year maturity, and were originated with a percentage fee paid by the SBA directly to the Bank depending on the size of the loan originated. At March 31, 2022, remaining unaccreted fees, net of deferred origination costs, were $2.9 million, substantially all of which is attributable to 2021 originated PPP loans. The loans are subject to forgiveness by the SBA under certain defined circumstances; a high percentage of such loans have met such requirements (as revised) in previous quarters, and most remaining PPP loans are anticipated to meet these requirements as well. The 2020-originated PPP loans totaling $850.9 million, or over 99% of those originations, and $298.8 million of 2021-originated PPP loans, or 80% of those originations, have been forgiven as of March 31, 2022.

Wesbanco met the needs of the communities it serves by providing appropriate relief tailored to the individual needs of the customer, ranging from three months of interest-only for those minimally impacted, up to and including full principal and interest deferral for six months for those significantly impacted, while also providing additional tailored relief to the hospitality industry where appropriate. The relief was provided in as many as three phases depending on the circumstances. Under the CARES Act, Wesbanco modified approximately 3,553 loans totaling $2.2 billion, of which a total of $51.5 million, representing 0.5% of total portfolio loans, remain in deferral as of March 31, 2022. As of March 31, 2022, an additional $96.4 million of commercial loans had various payment terms modified in exchange for enhancements beneficial to the Bank which were permanent improvements to the credit facility. Changes include an increase in floor rates, increase in guarantors and duration of guarantees and a change in covenants. None of the aforementioned loans were considered delinquent or on non-accrual status as of March 31, 2022.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate - land and construction	$73	$73
Commercial real estate - improved property	7,391	7,715
Commercial and industrial	4,592	5,064
Residential real estate	15,512	17,190
Home equity	5,319	5,163
Consumer	485	537
Total non-accrual loans (1)	33,372	35,742
TDRs accruing interest:
Commercial real estate - land and construction	82	—
Commercial real estate - improved property	367	374
Commercial and industrial	187	192
Residential real estate	2,797	2,875
Home equity	266	277
Consumer	32	28
Total TDRs accruing interest (1)	3,731	3,746
Total non-performing loans	$37,103	$39,488
Other real estate owned and repossessed assets	87	—
Total non-performing assets	$37,190	$39,488
Non-performing loans/total portfolio loans	0.38%	0.41%
Non-accrual loans/total portfolio loans	0.34%	0.37%
Non-performing assets/total assets	0.22%	0.23%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.38%	0.41%
(1)
TDRs on non-accrual of $1.3 million as of March 31, 2022 and $1.5 million as of December 31, 2021, respectively, are included in total non-accrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $2.4 million or 6.0%, from December 31, 2021. Essentially all $2.4 million of the decrease is due to non-accrual loans, as there has been only one additional TDR since December 31, 2021. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due as of December 31, 2019, as well as other requirements. Based on this guidance, Wesbanco did not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Wesbanco has offered various deferred payment schedules to commercial and retail customers impacted by the COVID-19 pandemic, depending on the type of loan and the industry-type for commercial loans. Such deferrals primarily took place in 2020, with a few in late 2021. New loan deferrals are no longer available in 2022.

Other real estate owned and repossessed assets increased to $0.1 million from December 31, 2021. At March 31, 2022 and December 31, 2021, formal foreclosure proceedings were in process on residential real estate loans totaling $4.8 million and $4.0 million, respectively. Previously, as a result of provisions of the CARES Act, certain residential real estate loans were temporarily suspended from entering foreclosure proceedings, which included $0.8 million of loans as of December 31, 2021. Since this moratorium substantially ended in the first quarter, there are currently no loans suspended from entering foreclosure proceedings.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	March 31, 2022	December 31, 2021
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$51
Commercial real estate - improved property	3,449	3,042
Commercial and industrial	319	559
Residential real estate	1,229	2,840
Home equity	631	685
Consumer	514	627
Total loans past due 90 days or more	6,142	7,804
Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	11,984	14,001
Commercial and industrial	7,934	3,442
Residential real estate	4,524	4,513
Home equity	1,729	2,528
Consumer	2,151	2,668
Total loans past due 30 to 89 days	28,322	27,152
Total loans 30 days or more past due	$34,464	$34,956
Loans past due 90 days or more and accruing to total portfolio loans	0.06%	0.08%
Loans past due 30-89 days and accruing to total portfolio loans	0.29%	0.28%

Loans past due 30 days or more and accruing interest, excluding non-accruals and TDRs, decreased $0.5 million or 1.4% from December 31, 2021. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due decreased $1.7 million and represented 0.06% and 0.08% of total portfolio loans at March 31, 2022 and December 31, 2021, respectively. The 30 – 89 days past due category represented 0.29% of total portfolio loans at March 31, 2022 and 0.28% at December 31, 2021. Loans currently modified as permitted by the regulatory authorities and the CARES Act are not included in Tables 13 or 14, as they are not considered past due.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of March 31, 2022, the total allowance for credit losses – loans and commitments was $125.9 million, of which $117.9 million related to loans and $8.0 million related to loan commitments. The allowance for credit losses – loans was 1.21% of total portfolio loans as of March 31, 2022, compared to 1.25% as of December 31, 2021. Excluding PPP loans of $76.5 million, the allowance for credit losses – loans was 1.22% of total portfolio loans as of March 31, 2022, as compared to 1.27% of total portfolio loans at December 31, 2021. As per regulatory guidance, there is no calculated allowance on PPP loans due to their government guarantees by the SBA.

The allowance for credit losses - loans individually-evaluated increased $3.0 million from December 31, 2021 to March 31, 2022. The population of individually-evaluated loans consisted primarily of eleven hotel loans, with a total outstanding loan balance of $39.5 million. The allowance for loans collectively-evaluated decreased from December 31, 2021 to March 31, 2022 by $6.8 million.

The allowance for credit losses - loan commitments was $8.0 million at March 31, 2022 as compared to $7.8 million as of December 31, 2021, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of March 31, 2022, the forecast was based upon a blend of two nationally-recognized published economic forecasts through March 31, 2022, and was primarily driven by national unemployment and interest rate spread forecasts. At quarter-end, national unemployment was projected to peak at 3.7%, and subsequently decrease to an average of 3.5% over the remainder of the forecast period. The improvement in the macroeconomic factors and COVID qualitative factors, including those specifically for the hospitality portfolio, caused the allowance to decrease from December 31, 2021 to March 31, 2022, by $3.5 million.

If forecasted projections of national unemployment remain consistent with the forecast utilized by Wesbanco as of March 31, 2022 throughout the rest of the year, this may result in additional, but less significant, future quarterly decreases in the allowance for credit losses, depending upon other model variables such as qualitative factors specifically for hotels and the COVID-19 pandemic.

Criticized and classified loans were 3.68% of total portfolio loans, decreasing from 3.75% at December 31, 2021. Criticized and classified loans decreased from $364.5 million at December 31, 2021 to $358.0 million at March 31, 2022. The $6.5 million quarterly decline is primarily due to upgrades on certain hospitality loans. See Footnote 4, “Loans and the Allowance for Credit Losses” for more information.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	March 31, 2022	Percent of Total	December 31, 2021	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$7,578	6.0	$7,310	5.6
Commercial real estate - improved property	65,009	51.6	65,355	50.5
Commercial and industrial	25,535	20.3	26,875	20.8
Residential real estate	13,714	10.9	15,401	11.9
Home equity	675	0.5	724	0.6
Consumer	3,746	3.0	3,737	2.9
Deposit account overdrafts	1,608	1.3	2,220	1.7
Total allowance for credit losses - loans	$117,865	93.6	$121,622	94.0
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$4,931	3.9	$4,180	3.2
Commercial real estate - improved property	320	0.3	201	0.2
Commercial and industrial	670	0.5	1,497	1.2
Residential real estate	1,740	1.4	1,576	1.2
Home equity	58	0.0	49	0.0
Consumer	331	0.3	272	0.2
Total allowance for credit losses - loan commitments	8,050	6.4	7,775	6.0
Total allowance for credit losses - loans and loan commitments	$125,915	100.0	$129,397	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at March 31, 2022.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Deposits
Non-interest bearing demand	$4,670,520	$4,590,895	$79,625	1.7
Interest bearing demand	3,405,610	3,380,056	25,554	0.8
Money market	1,831,683	1,739,750	91,933	5.3
Savings deposits	2,679,053	2,562,510	116,543	4.5
Certificates of deposit	1,211,008	1,292,652	(81,644)	(6.3)
Total deposits	$13,797,874	$13,565,863	$232,011	1.7

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 205 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits increased by $232.0 million or 1.7% during the first three months of 2022. Money market deposits, savings deposits, non-interest bearing demand deposits, interest bearing demand deposits increased 5.3%, 4.5%, 1.7%, and 0.8%, respectively. The growth in transaction-based accounts is primarily attributable to increased personal savings and focused retail and business strategies to obtain more account relationships as well as customers’ overall preferences for shorter-term maturities. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through Wesbanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $660.0 million at March 31, 2022 compared to $641.1 million at December 31, 2021.

Certificates of deposit decreased $81.6 million from December 31, 2021 to March 31, 2022 due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $44.6 million in outstanding balances at March 31, 2022, compared to $45.9 million in total outstanding balances at December 31, 2021. Certificates of deposit greater than $250,000 were approximately $274.5 million at March 31, 2022 compared to $313.2 million at December 31, 2021. Certificates of deposit of $100,000 or more were approximately $612.0 million at March 31, 2022 compared to $666.2 million at December 31, 2021. Certificates of deposit totaling approximately $784.5 million at March 31, 2022 with a cost of 0.40% are scheduled to mature within the next 12 months. Wesbanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Federal Home Loan Bank Borrowings	$123,898	$183,920	$(60,022)	(32.6)
Other short-term borrowings	158,538	141,893	16,645	11.7
Subordinated debt and junior subordinated debt	280,743	132,860	147,883	111.3
Total	$563,179	$458,673	$104,506	22.8

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. During the first three months of 2022, $60.0 million in available liquidity was used for FHLB borrowings maturities and other principal pay-downs with an average cost of 1.13%. There were no new FHLB advances during the period.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $158.5 million at March 31, 2022 compared to $141.9 million at December 31, 2021. There were no outstanding federal funds purchased at either March 31, 2022 or December 31, 2021.

Subordinated debt and junior subordinated debt balances increased by $147.9 million from December 31, 2021. The increase is due to the issuance of $150.0 million in aggregate principal amount of subordinated debentures by Wesbanco, Inc. on March 23, 2022. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month Term Secured Overnight Financing Rate plus 1.787%. The subordinated debentures are callable after five years, mature on April 1, 2032 and count towards Tier 2 capital.

Wesbanco renewed a revolving line of credit in August 2021, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either March 31, 2022 or December 31, 2021.

CAPITAL RESOURCES

Shareholders' equity decreased $145.9 million or 5.4% from $2.7 billion at December 31, 2021. The decrease resulted from the repurchase of common shares totaling $62.3 million, the declaration of common and preferred shareholder dividends totaling $20.5 million and $2.5 million, respectively, and a $106.2 million other comprehensive loss for the three months ended March 31, 2022 exceeding net income during the current three-month period of $44.1 million. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.34 per share in February, representing a 3.0% increase over the prior quarterly rate and a cumulative 143% increase since 2010.

Wesbanco purchased 1,724,571 shares of its common stock on the open market at a total cost of $62.3 million or $36.14 per share during the three-month period ended March 31, 2022 under current share repurchase authorizations. The Board of Directors approved an additional stock repurchase plan on February 24, 2022 for the purchase of up to 3.2 million shares, which was in addition to prior plans that were utilized during the quarter. At March 31, 2022, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 2,867,046 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2022, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of March 31, 2022, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $91.2 million from the Bank.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at March 31, 2022 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized”, as the capital benefit approximated 17 to 26 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			March 31, 2022			December 31, 2021
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,539,123	9.67%	$636,446	$1,586,165	10.02%	$633,089
Common equity Tier 1	4.50%	6.50%	1,394,639	12.01%	522,538	1,441,681	12.77%	507,893
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,539,123	13.25%	696,717	1,586,165	14.05%	677,190
Total capital to risk-weighted assets	8.00%	10.00%	1,895,163	16.32%	928,957	1,795,661	15.91%	902,920
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,529,176	9.63%	$635,459	$1,529,227	9.68%	$631,920
Common equity Tier 1	4.50%	6.50%	1,529,176	13.21%	521,005	1,529,227	13.60%	505,967
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,529,176	13.21%	694,673	1,529,227	13.60%	674,622
Total capital to risk-weighted assets	8.00%	10.00%	1,605,215	13.86%	926,230	1,608,723	14.31%	899,496

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 56.2% at March 31, 2022 and deposit balances funded 80.7% of assets.

The following table lists the sources of liquidity from assets at March 31, 2022 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$1,369,498
Securities with a maturity date within the next year and callable securities	206,922
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	611,018
Loans held for sale	15,959
Accruing loans scheduled to mature	1,052,034
Normal loan repayments	1,542,875
Total sources of liquidity expected within the next year	$4,798,306

(1)
Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.8 billion at March 31, 2022. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $784.5 million at March 31, 2022, with a weighted average cost of 0.40%, which includes jumbo regular certificates of deposit totaling $381.7 million with a weighted-average cost of 0.50%, and jumbo CDARS® deposits of $38.0 million with a weighted-average cost of 0.35%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $3.8 billion at March 31, 2022 and December 31, 2021, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At March 31, 2022, the Bank had unpledged available-for-sale securities with an amortized cost of $922.3 million, or 30.7% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. A significant portion of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015, to a total of $1.6 billion at March 31, 2022. Wesbanco’s held-to-maturity portfolio currently contains $1.0 billion of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at March 31, 2022. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $275.0 million, none of which was outstanding at March 31, 2022, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $158.5 million at March 31, 2022 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $264.4 million in cash on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2022. Wesbanco is in compliance with all applicable loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2022, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $91.2 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $4.2 billion and $3.8 billion at March 31, 2022 and December 31, 2021, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 10, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

On March 5, 2021, the U.K. FCA and Intercontinental Exchange (“ICE”) Benchmark Administration announced that the publication of the overnight, as well as, the one, three, six, and twelve month LIBOR rates will continue through June 30, 2023, which will provide additional time to wind down or renegotiate existing contracts that reference LIBOR.

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

As early as 2018, in anticipation of the potential discontinuance of LIBOR, Wesbanco established a LIBOR transition committee to effectively manage the Company’s transition away from LIBOR in two phases. The first phase included adding additional fallback language to loan documents to allow Wesbanco to replace LIBOR with an equivalent rate index plus the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also, as part of the first phase, Wesbanco began quoting to the Treasury Rate published by the Federal Reserve Board instead of the ICE LIBOR Swap Index (which is tied to LIBOR) when repricing certain term loans and originating new loans. The second phase consists of working to continue to transition existing adjustable-rate loans that fluctuate monthly or periodically that are tied to LIBOR or the ICE LIBOR Swap Index. Wesbanco is tracking the dollar amount and number of loans tied to LIBOR or the ICE LIBOR Swap Index, monitoring current industry trends, and working with legal counsel to ensure the smooth transition away from LIBOR. As of March 31, 2022, Wesbanco had a total of $1.7 billion in loans tied to either LIBOR or the ICE LIBOR Swap index, of which $1.4 billion have a maturity date after June 30, 2023. As referenced above, the U.K. FCA and ICE Benchmark Administration has extended the date of publication of certain tenors of LIBOR through June 30, 2023, giving existing LIBOR based contracts time to mature. However, in compliance with and based upon the Agencies Joint Statements referenced above, Wesbanco has not offered LIBOR for new contracts after December 31, 2021. Accordingly, Wesbanco has initially chosen the 1M Term SOFR, which is published by the Chicago Mercantile Exchange, as an alternative replacement rate for LIBOR. Wesbanco may also continue to utilize the Wall Street Journal Prime Rate, the Treasury Rates, and other indexes as part of its lending program. At a date in the future, prior to the cessation of the publication of the one month LIBOR, Wesbanco will transition all remaining LIBOR based loans to the replacement index after notification to the impacted borrowers.

With respect to its back-to-back swap program, Wesbanco worked with its swap counterparty customers to institute and accept the International Swaps and Derivatives Association 2020 Interbank Offered Rate Fallbacks Protocol to address LIBOR cessation in swap transactions. Moreover, Wesbanco has initially chosen 1M Term SOFR as its replacement index for new loans in the bank’s back-to-back swap program, beginning on January 1, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

MARKET RISK

The primary objective of the ALCO is to maximize net interest income within established policy parameters. This objective is accomplished through the management of balance sheet composition, market risk exposures arising from changing economic conditions and liquidity risk.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at March 31, 2022 and December 31, 2021, assuming the above-noted interest rate increases, as compared to a base model. In the current interest rate environment, particularly for short-term rates, the 100 – 300 basis points decreasing changes for March 31, 2022 and December 31, 2021 are not shown due to the unrealistic and/or negative yield nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2022	December 31, 2021	Guidelines
+300	16.3%	17.5%	(15.0%)
+200	10.7%	11.7%	(10.0%)
+100	5.3%	6.0%	(7.5%)

Adjustments to relative sensitivities are due to the impact of the current lower rate and yield curve environment on base case net interest income and the related calculation of parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as adjustments for various modeling assumptions. Generally, deposit betas utilized in modeling are estimated at more conservative percentages for various rate scenarios than has been the Bank’s historical experience, as a result of both competitive factors in our markets and as public funds and institutional contract terms are renewed. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically in our models for non-maturity deposits and loans. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast new loan yields, spread compression between new asset yields and funding costs, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons.

In addition to the aforementioned parallel rate shock earnings sensitivity simulation model, the ALCO also reviews a “dynamic” forecast scenario to project net interest income over a rolling two-year time period. This forecast is updated at least quarterly, incorporating revisions and updated assumptions into the model for estimated loan and deposit growth, expected balance sheet re-mixing strategies, changes in forecasted rates for various maturities, competitive market spreads for various products and other assumptions. Such modeling is directionally consistent with typical parallel rate shock scenarios, and it assists in predicting changes in forecasted outcomes as well as suggesting potential adjustments to management plans to assist in achieving earnings goals.

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of March 31, 2022 and December 31, 2021. Changes in EVE sensitivity since year-end 2021 relate to the increase in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	March 31, 2022	December 31, 2021	Guidelines
+300	1.5%	3.7%	(30.0%)
+200	(0.7%)	1.6%	(20.0%)
+100	(0.4%)	1.8%	(10.0%)

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

Management is aware of the significant effect that inflation or deflation has upon interest rates and ultimately upon financial performance. Wesbanco’s ability to cope with inflation or deflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of non-interest income and expense during periods of increasing or decreasing inflation or deflation. Wesbanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation or deflation on net interest income. Management also controls the effects of inflation or deflation by conducting periodic reviews of the prices, costs and terms of its various products and services, as well as competitive factors, by approving new products and services or adjusting the terms and availability of existing products and services for both Wesbanco as well as its business loan customers. Over the last two quarters, inflation has been trending higher and has impacted the cost of labor and purchased goods and services. Wesbanco is also monitoring the potential impact that inflation is having on single family home construction and multifamily properties as proposed rental rate caps and controls are put in place in areas across Wesbanco’s footprint.

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

CHANGES IN INTERNAL CONTROLS— There were no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2022, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time.

Other repurchases in the first quarter included those for Wesbanco's Employee Stock Ownership and 401(k) Plan and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (3)
Balance at December 31, 2021				1,391,617

January 1, 2022 to January 31, 2022	442,617	$36.71	418,384	973,233
February 1, 2022 to February 28, 2022	895,699	$36.30	893,933	3,279,300
March 1, 2022 to March 31, 2022	414,802	$35.17	412,254	2,867,046
Total	1,753,118	$36.14	1,724,571	2,867,046

(1)
Total shares purchased consist of open market purchases transacted for employee benefit and dividend reinvestment plans and open market purchases for general corporate purposes.
(2)
Represents only open market repurchases for general corporate purposes.
(3)
Reflects the impact of an additional 3.2 million shares approved on February 24, 2022.

ITEM 6. EXHIBITS

4.1

Indenture, dated March 23, 2022, by and between Wesbanco, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022).

4.2

First Supplemental Indenture, dated March 23, 2022, by and between Wesbanco, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022).

4.3	Form of 3.75% Fixed-to-Floating Rate Subordinated Note due 2032 (included in Exhibit 4.2).

10.1

Employment Agreement, dated as of February 16, 2022, by and between Wesbanco, Inc., Wesbanco Bank, Inc. and Michael L. Perkins (incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2022).

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

WESBANCO, INC.

Date: May 5, 2022	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)