Form 10-Q
period 2022-06-30
WESBANCO INC
filed 2022-08-04
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, there were 59,704,495 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(unaudited, in thousands, except shares)	2022	2021
ASSETS
Cash and due from banks, including interest bearing amounts of $263,475 and $1,094,312, respectively	$450,009	$1,251,358
Securities:
Equity securities, at fair value	11,413	13,466
Available-for-sale debt securities, at fair value	2,884,651	3,013,462
Held-to-maturity debt securities (fair values of $1,153,594 and $1,028,452, respectively)	1,281,295	1,004,823
Allowance for credit losses, held-to-maturity debt securities	(265)	(268)
Net held-to-maturity debt securities	1,281,030	1,004,555
Total securities	4,177,094	4,031,483
Loans held for sale	17,560	25,277
Portfolio loans, net of unearned income	10,208,689	9,733,478
Allowance for credit losses - loans	(117,403)	(121,622)
Net portfolio loans	10,091,286	9,611,856
Premises and equipment, net	216,293	229,016
Accrued interest receivable	61,918	60,844
Goodwill and other intangible assets, net	1,146,456	1,151,634
Bank-owned life insurance	348,807	350,359
Other assets	290,201	215,298
Total Assets	$16,799,624	$16,927,125
LIABILITIES
Deposits:
Non-interest bearing demand	$4,738,830	$4,590,895
Interest bearing demand	3,258,871	3,380,056
Money market	1,770,859	1,739,750
Savings deposits	2,695,437	2,562,510
Certificates of deposit	1,105,305	1,292,652
Total deposits	13,569,302	13,565,863
Federal Home Loan Bank borrowings	122,650	183,920
Other short-term borrowings	147,964	141,893
Subordinated debt and junior subordinated debt	280,910	132,860
Total borrowings	551,524	458,673
Accrued interest payable	2,815	1,901
Other liabilities	208,032	207,522
Total Liabilities	14,331,673	14,233,959
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at June 30, 2022 and December 31, 2021, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 59,698,788 and 62,307,245 shares outstanding at June 30, 2022 and December 31, 2021, respectively	141,834	141,834
Capital surplus	1,632,617	1,635,642
Retained earnings	1,018,209	977,765
Treasury stock (8,382,518 and 5,774,061 shares - at cost, respectively)	(291,337)	(199,759)
Accumulated other comprehensive loss	(176,061)	(5,120)
Deferred benefits for directors	(1,795)	(1,680)
Total Shareholders' Equity	2,467,951	2,693,166
Total Liabilities and Shareholders' Equity	$16,799,624	$16,927,125

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$96,412	$105,968	$189,532	$215,327
Interest and dividends on securities:
Taxable	15,825	12,900	29,937	24,027
Tax-exempt	4,706	3,952	9,049	7,862
Total interest and dividends on securities	20,531	16,852	38,986	31,889
Other interest income	1,504	507	2,103	1,166
Total interest and dividend income	118,447	123,327	230,621	248,382
INTEREST EXPENSE
Interest bearing demand deposits	1,153	1,009	1,965	2,052
Money market deposits	383	551	704	1,130
Savings deposits	330	261	595	525
Certificates of deposit	1,116	2,026	2,389	4,396
Total interest expense on deposits	2,982	3,847	5,653	8,103
Federal Home Loan Bank borrowings	411	1,781	986	4,195
Other short-term borrowings	48	40	96	159
Subordinated debt and junior subordinated debt	2,778	1,804	3,948	3,593
Total interest expense	6,219	7,472	10,683	16,050
NET INTEREST INCOME	112,228	115,855	219,938	232,332
Provision for credit losses	(812)	(21,025)	(4,250)	(48,984)
Net interest income after provision for credit losses	113,040	136,880	224,188	281,316
NON-INTEREST INCOME
Trust fees	6,527	7,148	14,362	14,780
Service charges on deposits	6,487	4,876	12,577	9,770
Electronic banking fees	5,154	5,060	10,499	9,426
Net securities brokerage revenue	2,258	1,829	4,478	3,352
Bank-owned life insurance	2,384	1,707	6,264	3,416
Mortgage banking income	1,328	7,830	3,251	12,094
Net securities (losses) gains	(1,183)	477	(1,832)	756
Net (loss) gain on other real estate owned and other assets	(1,302)	4,014	(2,108)	4,189
Other income	5,330	3,171	9,874	11,537
Total non-interest income	26,983	36,112	57,365	69,320
NON-INTEREST EXPENSE
Salaries and wages	41,213	37,435	80,150	74,324
Employee benefits	8,722	9,268	17,880	19,534
Net occupancy	6,119	6,427	13,354	13,605
Equipment and software	7,702	7,281	15,713	14,045
Marketing	2,749	1,802	5,170	4,185
FDIC insurance	1,937	181	3,459	1,462
Amortization of intangible assets	2,579	2,873	5,178	5,769
Restructuring and merger-related expense	52	1,222	1,646	2,074
Other operating expenses	15,946	17,323	32,019	35,141
Total non-interest expense	87,019	83,812	174,569	170,139
Income before provision for income taxes	53,004	89,180	106,984	180,497
Provision for income taxes	10,256	18,592	20,114	36,793
Net income	42,748	70,588	86,870	143,704
Preferred stock dividends	2,531	2,531	5,063	5,063
Net income available to common shareholders	$40,217	$68,057	$81,807	$138,641
EARNINGS PER COMMON SHARE
Basic	$0.67	$1.02	$1.35	$2.07
Diluted	$0.67	$1.01	$1.34	$2.06
AVERAGE COMMON SHARES OUTSTANDING
Basic	60,036,103	66,894,398	60,736,858	67,078,036
Diluted	60,185,207	67,066,592	60,899,270	67,239,548
DIVIDENDS DECLARED PER COMMON SHARE	$0.34	$0.33	$0.68	$0.66

COMPREHENSIVE (LOSS) INCOME	$(22,001)	$73,371	$(84,071)	$124,931

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2022 and 2021
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
March 31, 2022	$144,484	60,613,414	$141,834	$1,636,705	$998,315	$(261,012)	$(111,312)	$(1,698)	$2,547,316
Net income	—	—	—	—	42,748	—	—	—	42,748
Other comprehensive loss	—	—	—	—	—	—	(64,749)	—	(64,749)
Comprehensive loss	—	—	—	—	—	—	—	—	(22,001)
Common dividends declared ($0.34 per share)	—	—	—	—	(20,191)	—	—	—	(20,191)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	4,115	—	—	(132)	132	—	—	—
Treasury shares acquired	—	(1,116,472)	—	—	—	(37,096)	—	—	(37,096)
Stock options exercised	—	33,525	—	(114)	—	1,118	—	—	1,004
Restricted stock granted	—	164,206	—	(5,521)	—	5,521	—	—	—
Stock compensation expense	—	—	—	1,551	—	—	—	—	1,551
Deferred benefits for directors- net	—	—	—	(4)	—	—	—	(97)	(101)
June 30, 2022	$144,484	59,698,788	$141,834	$1,632,617	$1,018,209	$(291,337)	$(176,061)	$(1,795)	$2,467,951

March 31, 2021	$144,484	67,282,134	$141,834	$1,636,103	$879,786	$(24,989)	$9,803	$(1,499)	$2,785,522
Net income	—	—	—	—	70,588	—	—	—	70,588
Other comprehensive income	—	—	—	—	—	—	2,783	—	2,783
Comprehensive income	—	—	—	—	—	—	—	—	73,371
Common dividends declared ($0.33 per share)	—	—	—	—	(21,866)	—	—	—	(21,866)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Treasury shares acquired	—	(1,505,441)	—	7	—	(56,668)	—	—	(56,661)
Stock options exercised	—	70,800	—	(674)	—	2,389	—	—	1,715
Restricted stock granted	—	122,656	—	(4,272)	—	4,272	—	—	—
Stock compensation expense	—	—	—	1,292	—	—	—	—	1,292
Deferred benefits for directors- net	—	—	—	4	—	—	—	(10)	(6)
June 30, 2021	$144,484	65,970,149	$141,834	$1,632,460	$925,977	$(74,996)	$12,586	$(1,509)	$2,780,836

	For the Six Months Ended June 30, 2022 and 2021
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2021	$144,484	62,307,245	$141,834	$1,635,642	$977,765	$(199,759)	$(5,120)	$(1,680)	$2,693,166
Net income	—	—	—	—	86,870	—	—	—	86,870
Other comprehensive loss	—	—	—	—	—	—	(170,941)	—	(170,941)
Comprehensive loss	—	—	—	—	—	—	—	—	(84,071)
Common dividends declared ($0.68 per share)	—	—	—	—	(40,726)	—	—	—	(40,726)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(5,063)	—	—	—	(5,063)
Stock issued for dividend reinvestment	—	18,646	—	—	(637)	637	—	—	—
Treasury shares acquired	—	(2,841,043)	—	—	—	(99,420)	—	—	(99,420)
Stock options exercised	—	49,734	—	(306)	—	1,684	—	—	1,378
Restricted stock granted	—	164,206	—	(5,521)	—	5,521	—	—	—
Stock compensation expense	—	—	—	2,792	—	—	—	—	2,792
Deferred benefits for directors- net	—	—	—	10	—	—	—	(115)	(105)
June 30, 2022	$144,484	59,698,788	$141,834	$1,632,617	$1,018,209	$(291,337)	$(176,061)	$(1,795)	$2,467,951

December 31, 2020	$144,484	67,254,706	$141,834	$1,634,815	$831,688	$(25,949)	$31,359	$(1,494)	$2,756,737
Net income	—	—	—	—	143,704	—	—	—	143,704
Other comprehensive loss	—	—	—	—	—	—	(18,773)	—	(18,773)
Comprehensive income	—	—	—	—	—	—	—	—	124,931
Common dividends declared ($0.66 per share)	—	—	—	—	(43,961)	—	—	—	(43,961)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(5,063)	—	—	—	(5,063)
Stock issued for dividend reinvestment	—	11,720	—	—	(391)	391	—	—	—
Treasury shares acquired	—	(1,510,576)	—	191	—	(56,851)	—	—	(56,660)
Stock options exercised	—	91,643	—	(858)	—	3,141	—	—	2,283
Restricted stock granted	—	122,656	—	(4,272)	—	4,272	—	—	—
Stock compensation expense	—	—	—	2,580	—	—	—	—	2,580
Deferred benefits for directors- net	—	—	—	4	—	—	—	(15)	(11)
June 30, 2021	$144,484	$65,970,149	$141,834	$1,632,460	$925,977	$(74,996)	$12,586	$(1,509)	$2,780,836

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2022	2021
NET CASH PROVIDED BY OPERATING ACTIVITIES	$85,795	$229,342
INVESTING ACTIVITIES
Net (increase) decrease in loans held for investment	(465,440)	460,772
Available-for-sale debt securities:
Proceeds from maturities, prepayments and calls	344,948	439,101
Purchases of securities	(446,268)	(1,457,566)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	50,295	55,952
Purchases of securities	(328,238)	(228,307)
Proceeds from bank owned life insurance	7,816	—
Purchases of premises and equipment – net	(2,807)	(4,603)
Net cash used in investing activities	(839,694)	(734,651)
FINANCING ACTIVITIES
Increase in deposits	4,596	891,121
Repayment of Federal Home Loan Bank borrowings	(61,318)	(235,105)
Increase (decrease) in other short-term borrowings	6,071	(106,683)
Principal repayments of finance lease obligations	(214)	(219)
Issuance of subordinated debt, net of issuance costs	147,655	—
Dividends paid to common shareholders	(41,135)	(43,509)
Dividends paid to preferred shareholders	(5,063)	(5,063)
Treasury shares purchased - net	(98,042)	(54,376)
Net cash (used in) provided by financing activities	(47,450)	446,166
Net decrease in cash, cash equivalents and restricted cash	(801,349)	(59,143)
Cash, cash equivalents and restricted cash at beginning of the period	1,251,358	905,447
Cash, cash equivalents and restricted cash at end of the period	$450,009	$846,304
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$10,484	$18,917
Income taxes paid	15,190	22,055
Transfers of loans to other real estate owned	87	466

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

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2022-03 Fair Value Measurement (Topic 820)

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820).” The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and therefore, is not considered in measuring fair value. Furthermore, the amendments to this ASU clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The update to this ASU requires the following disclosures for equity securities: (1) The fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) The nature and remaining duration of the restriction(s) and; (3) The circumstances that could cause a lapse in the restriction(s). The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Wesbanco is currently assessing the impact of ASU 2022-03 on its Consolidated Financial Statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2022	2021	2022	2021
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$40,217	$68,057	$81,807	$138,641
Denominator:
Total average basic common shares outstanding	60,036,103	66,894,398	60,736,858	67,078,036
Effect of dilutive stock options and other stock compensation	149,104	172,194	162,412	161,512
Total diluted average common shares outstanding	60,185,207	67,066,592	60,899,270	67,239,548
Earnings per common share - basic	$0.67	$1.02	$1.35	$2.07
Earnings per common share - diluted	$0.67	$1.01	$1.34	$2.06

As of June 30, 2022 and 2021, respectively, 524,211 and 501,441 options to purchase shares were not included in the diluted share computation for the three months ended June 30, 2022 and 2021, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive. As of June 30, 2022 and 2021, respectively, 524,211 and 540,661 options to purchase shares were not included in the diluted share computation for the six months ended June 30, 2022 and 2021, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of June 30, 2022, 34,656 contingently issuable shares were estimated to be awarded under the 2022 and 2021 total shareholder return ("TSR") plans, as stock performance targets had been met as of such date and therefore those shares were included in the diluted calculation. As of June 30, 2022, the shares related to the 2020 TSR plan were not included in the calculation because they had not met performance measures and the effect would be antidilutive. As of June 30, 2021, 14,640 shares related to the 2021 TSR plan were included in the calculation, but no shares related to the 2020 and 2019 TSR plans were included in the calculation because the effect would be antidilutive.

In addition, performance-based restricted stock ("PBRS") compensation totaling 62,314 and 61,267 shares were estimated to be awarded as of June 30, 2022 and June 30, 2021, respectively, and are included in the diluted calculation.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	June 30, 2022				December 31, 2021
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	$271,157	$72	$(22,300)	$248,929	$236,096	$3,922	$(3,040)	$236,978
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,290,292	107	(201,112)	2,089,287	2,301,170	16,489	(32,446)	2,285,213
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	437,571	222	(5,965)	431,828	364,486	4,252	(1,245)	367,493
Obligations of states and political subdivisions	101,592	548	(2,830)	99,310	101,003	5,372	(35)	106,340
Corporate debt securities	15,445	24	(172)	15,297	16,940	507	(9)	17,438
Total available-for-sale debt securities	$3,116,057	$973	$(232,379)	$2,884,651	$3,019,695	$30,542	$(36,775)	$3,013,462
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$5,004	$—	$(293)	$4,711	$5,944	$72	$(8)	$6,008
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	50,587	49	(2,075)	48,561	58,147	1,409	(16)	59,540
Obligations of states and political subdivisions	1,200,398	1,890	(127,136)	1,075,152	907,649	23,854	(3,500)	928,003
Corporate debt securities	25,306	18	(154)	25,170	33,083	1,818	—	34,901
Total held-to-maturity debt securities (1)	$1,281,295	$1,957	$(129,658)	$1,153,594	$1,004,823	$27,153	$(3,524)	$1,028,452
Total debt securities	$4,397,352	$2,930	$(362,037)	$4,038,245	$4,024,518	$57,695	$(40,299)	$4,041,914
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.3 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $8.8 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $11.4 million and $13.5 million at June 30, 2022 and December 31, 2021, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at June 30, 2022. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$22,490	$22,433
1-5 years	189,081	187,159
5-10 years	482,267	469,762
Over 10 years	2,422,219	2,205,297
Total available-for-sale debt securities	$3,116,057	$2,884,651
Held-to-maturity debt securities
Less than one year	$30,679	$30,794
1-5 years	101,576	101,882
5-10 years	314,256	304,810
Over 10 years	834,784	716,108
Total held-to-maturity debt securities	$1,281,295	$1,153,594
Total debt securities	$4,397,352	$4,038,245

Securities with an aggregate fair value of $2.0 billion and $2.1 billion at June 30, 2022 and December 31, 2021, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. There were no proceeds from the sale of available-for-sale securities for the six months ended June 30, 2022 and 2021. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2022 and December 31, 2021 were $175.8 million and $4.7 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and six months ended June 30, 2022 and 2021, respectively. All gains and losses presented in the table below are included in the net securities (losses) gains line item of the income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2022	2021	2022	2021
Debt securities:
Gross realized gains	$107	$60	$138	$200
Gross realized losses	(9)	—	(11)	(39)
Net gains on debt securities	98	60	127	161
Equity securities:
Net unrealized (losses) gains recognized on securities still held	(1,281)	417	(1,959)	595
Net securities (losses) gains	$(1,183)	$477	$(1,832)	$756

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $9.3 million and $7.0 million as of June 30, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the six months ended June 30, 2022 and 2021:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2022 and 2021
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Balance at December 31, 2021	$—	$—	$174	$94	$268
Current period provision	—	—	8	(11)	(3)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at June 30, 2022	$—	$—	$182	$83	$265
.
Balance at December 31, 2020	$—	$—	$130	$196	$326
Current period provision	—	—	(13)	(86)	(99)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at June 30, 2021	$—	$—	$117	$110	$227

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$188,621	$(13,338)	36	$49,739	$(8,962)	6	$238,360	$(22,300)	42
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,575,495	(131,223)	415	482,704	(69,889)	60	2,058,199	(201,112)	475
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	306,173	(4,152)	47	86,832	(1,813)	20	393,005	(5,965)	67
Obligations of state and political subdivisions	51,167	(2,830)	81	—	—	—	51,167	(2,830)	81
Corporate debt and other securities	10,328	(172)	7	—	—	—	10,328	(172)	7
Total	$2,131,784	$(151,715)	586	$619,275	$(80,664)	86	$2,751,059	$(232,379)	672

	December 31, 2021
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$114,486	$(1,865)	12	$32,688	$(1,175)	4	$147,174	$(3,040)	16
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,568,138	(29,060)	143	141,681	(3,386)	23	1,709,819	(32,446)	166
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	131,970	(579)	25	78,356	(666)	8	210,326	(1,245)	33
Obligations of states and political subdivisions	4,307	(35)	2	—	—	—	4,307	(35)	2
Corporate debt securities	6,990	(9)	5	—	—	—	6,990	(9)	5
Total	$1,825,891	$(31,548)	187	$252,725	$(5,227)	35	$2,078,616	$(36,775)	222

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $12.8 million and $15.9 million at June 30, 2022 and December 31, 2021, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan fee costs were $8.9 million and $3.3 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, respectively, the balance also included $1.1 million and $6.1 million of net deferred fee income from SBA Payroll Protection Program (“PPP”) loans. The un-accreted discount on purchased loans from acquisitions was $21.5 million at June 30, 2022 and $25.9 million at December 31, 2021.

	June 30,	December 31,
(unaudited, in thousands)	2022	2021
Commercial real estate:
Land and construction	$919,416	$833,880
Improved property	4,933,148	4,705,088
Total commercial real estate	5,852,564	5,538,968
Commercial and industrial	1,523,046	1,427,645
Commercial and industrial - PPP	26,722	162,675
Residential real estate	1,907,875	1,721,378
Home equity	597,845	605,682
Consumer	300,637	277,130
Total portfolio loans	10,208,689	9,733,478
Loans held for sale	17,560	25,277
Total loans	$10,226,249	$9,758,755

The allowance for credit losses under the current expected credit losses methodology (“CECL”) is calculated utilizing the probability of default (“PD”) / loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of June 30, 2022, the one-year forecast was based upon a blended rate from three nationally-recognized published economic forecasts through June 30, 2022, and is primarily driven by the national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at quarter end, was projected at 4.0% in the first quarter of the one-year forecast period, with subsequent increases to an average of 4.4% over the remainder of the forecast period. The calculation utilized an immediate reversion back to the Company’s historical loss rate by loan classification. Included in the qualitative factors were COVID-19 pandemic factors related to the transient credit risk not covered by the traditional allowance process, adjusted to Wesbanco’s regional footprint, deferred interest on modified loans, and hospitality industry concentration. As of June 30, 2022, accrued interest receivable for loans was $45.3 million. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place of the onto reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.1 million reserve on the accrued interest related to loan modifications allowed under the CARES Act due to the timing and nature of these modifications. As of June 30, 2022, accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $19.6 million.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2022 and 2021
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2021
Allowance for credit losses - loans	$7,310	$65,355	$26,875	$15,401	$724	$3,737	$2,220	$121,622
Allowance for credit losses - loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total beginning allowance for credit losses - loans and loan commitments	11,490	65,556	28,372	16,977	773	4,009	2,220	129,397
Provision for credit losses:
Provision for loan losses	845	(6,401)	1,097	(491)	38	780	(58)	(4,190)
Provision for loan commitments	696	(201)	(1,288)	582	14	140	—	(57)
Total provision for credit losses - loans and loan commitments	1,541	(6,602)	(191)	91	52	920	(58)	(4,247)
Charge-offs	(73)	(137)	(355)	(243)	(178)	(1,690)	(776)	(3,452)
Recoveries	25	740	551	264	193	1,477	173	3,423
Net (charge-offs) recoveries	(48)	603	196	21	15	(213)	(603)	(29)
Balance at June 30, 2022
Allowance for credit losses - loans	8,107	59,557	28,168	14,931	777	4,304	1,559	117,403
Allowance for credit losses - loan commitments	4,876	—	209	2,158	63	412	—	7,718
Total ending allowance for credit losses - loans and loan commitments	$12,983	$59,557	$28,377	$17,089	$840	$4,716	$1,559	$125,121

Balance at December 31, 2020
Allowance for credit losses - loans	$10,841	$110,652	$37,850	$17,851	$1,487	$6,507	$639	$185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total beginning allowance for credit losses - loans and loan commitments	17,349	111,364	39,125	18,806	1,532	6,526	639	195,341
Provision for credit losses:
Provision for loan losses	(4,740)	(25,672)	(8,090)	(4,535)	(719)	(1,964)	582	(45,138)
Provision for loan commitments	(2,929)	(618)	(334)	111	5	17	—	(3,748)
Total provision for credit losses - loans and loan commitments	(7,669)	(26,290)	(8,424)	(4,424)	(714)	(1,947)	582	(48,886)
Charge-offs	(22)	(235)	(814)	(441)	(274)	(1,406)	(365)	(3,557)
Recoveries	110	646	518	742	340	1,042	200	3,598
Net (charge-offs) recoveries	88	411	(296)	301	66	(364)	(165)	41
Balance at June 30, 2021
Allowance for credit losses - loans	6,189	85,391	29,464	13,617	834	4,179	1,056	140,730
Allowance for credit losses - loan commitments	3,579	94	941	1,066	50	36	—	5,766
Total ending allowance for credit losses - loans and loan commitments	$9,768	$85,485	$30,405	$14,683	$884	$4,215	$1,056	$146,496

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Over- drafts	Total
June 30, 2022
Allowance for credit losses:
Loans individually-evaluated	$302	$9,131	$238	$—	$—	$—	$—	$9,671
Loans collectively-evaluated	7,805	50,426	27,930	14,931	777	4,304	1,559	107,732
Loan commitments	4,876	—	209	2,158	63	412	—	7,718
Total allowance for credit losses - loans and commitments	$12,983	$59,557	$28,377	$17,089	$840	$4,716	$1,559	$125,121

Portfolio loans:
Individually-evaluated for credit losses	$1,160	$53,008	$472	$—	$—	$—	$—	$54,640
Collectively-evaluated for credit losses	918,256	4,880,140	1,549,296	1,907,875	597,845	300,637	—	10,154,049
Total portfolio loans	$919,416	$4,933,148	$1,549,768	$1,907,875	$597,845	$300,637	$—	$10,208,689

December 31, 2021
Allowance for credit losses:
Loans individually-evaluated	$381	$8,560	$333	$—	$—	$—	$—	$9,274
Loans collectively-evaluated	6,929	56,795	26,542	15,401	724	3,737	2,220	112,348
Loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total allowance for credit losses - loans and commitments	$11,490	$65,556	$28,372	$16,977	$773	$4,009	$2,220	$129,397

Portfolio loans:
Individually-evaluated for credit losses	$1,248	$66,635	$576	$—	$—	$—	$—	$68,459
Collectively-evaluated for credit losses	832,632	4,638,453	1,589,744	1,721,378	605,682	277,130	—	9,665,019
Total portfolio loans	$833,880	$4,705,088	$1,590,320	$1,721,378	$605,682	$277,130	$—	$9,733,478

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

Pass loans are those that exhibit a history of positive financial results that are at least comparable to the average for their industry or type of real estate. The primary source of repayment is acceptable and these loans are expected to perform satisfactorily during most economic cycles. Pass loans typically have no significant external factors that are expected to adversely affect these borrowers more than others in the same industry or property type. Any minor unfavorable characteristics of these loans are outweighed or mitigated by other positive factors including but not limited to adequate secondary or tertiary sources of repayment, including guarantees.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2022
Pass	$886,518	$4,691,731	$1,503,955	$7,082,204
Criticized - compromised	25,706	155,102	13,063	193,871
Classified - substandard	7,192	86,315	32,750	126,257
Classified - doubtful	—	—	—	—
Total	$919,416	$4,933,148	$1,549,768	$7,402,332

As of December 31, 2021
Pass	$823,316	$4,400,872	$1,540,569	$6,764,757
Criticized - compromised	7,955	222,830	17,733	248,518
Classified - substandard	2,609	81,386	32,018	116,013
Classified - doubtful	—	—	—	—
Total	$833,880	$4,705,088	$1,590,320	$7,129,288

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $25.3 million at June 30, 2022 and $30.2 million at December 31, 2021, of which $4.9 million and $7.4 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $25.3 million and $21.7 million of unfunded commercial loan commitments are also not included in the tables above at June 30, 2022 and December 31, 2021, respectively.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2022
Commercial real estate:
Land and construction	$918,713	$703	$—	$—	$703	$919,416	$—
Improved property	4,901,240	8,349	10,084	13,475	31,908	4,933,148	7,223
Total commercial real estate	5,819,953	9,052	10,084	13,475	32,611	5,852,564	7,223
Commercial and industrial	1,542,663	3,574	730	2,801	7,105	1,549,768	452
Residential real estate	1,896,553	820	3,169	7,333	11,322	1,907,875	1,175
Home equity	592,060	2,089	547	3,149	5,785	597,845	391
Consumer	297,129	2,420	651	437	3,508	300,637	319
Total portfolio loans	10,148,358	17,955	15,181	27,195	60,331	10,208,689	9,560
Loans held for sale	17,560	—	—	—	—	17,560	—
Total loans	$10,165,918	$17,955	$15,181	$27,195	$60,331	$10,226,249	$9,560

Nonperforming loans included above are as follows:
Non-accrual loans	$12,751	$457	$1,113	$17,393	$18,963	$31,714
TDRs accruing interest	3,159	8	170	242	420	3,579
Total nonperforming loans	$15,910	$465	$1,283	$17,635	$19,383	$35,293

As of December 31, 2021
Commercial real estate:
Land and construction	$833,755	$—	$—	$125	$125	$833,880	$51
Improved property	4,681,028	6,377	7,728	9,955	24,060	4,705,088	3,042
Total commercial real estate	5,514,783	6,377	7,728	10,080	24,185	5,538,968	3,093
Commercial and industrial	1,583,347	2,275	1,213	3,485	6,973	1,590,320	559
Residential real estate	1,702,587	2,331	3,254	13,206	18,791	1,721,378	2,840
Home equity	599,189	2,240	602	3,651	6,493	605,682	685
Consumer	273,577	1,532	1,208	813	3,553	277,130	627
Total portfolio loans	9,673,483	14,755	14,005	31,235	59,995	9,733,478	7,804
Loans held for sale	25,277	—	—	—	—	25,277	—
Total loans	$9,698,760	$14,755	$14,005	$31,235	$59,995	$9,758,755	$7,804

Nonperforming loans included above are as follows:
Non-accrual loans	$11,174	$914	$564	$23,090	$24,568	$35,742
TDRs accruing interest	3,275	3	127	341	471	3,746
Total nonperforming loans	$14,449	$917	$691	$23,431	$25,039	$39,488

(1)
Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	June 30, 2022			December 31, 2021
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$53	$53	$—	$74	$73	$—
Improved property	9,034	7,404	—	9,846	8,089	—
Commercial and industrial	5,675	4,458	—	6,528	5,256	—
Residential real estate	23,018	17,809	—	25,492	20,065	—
Home equity	6,683	5,163	—	6,985	5,440	—
Consumer	709	406	—	869	565	—
Total nonperforming loans without a specific allowance	45,172	35,293	—	49,794	39,488	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—
Total nonperforming loans	$45,172	$35,293	$—	$49,794	$39,488	$—

(1)
The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$105	$1	$97	$—	$94	$2	$221	$—
Improved property	7,595	6	7,011	8	7,750	14	7,359	17
Commercial and industrial	4,631	—	3,172	2	4,831	3	3,252	3
Residential real estate	18,149	36	21,717	101	18,728	72	21,379	140
Home equity	5,411	3	5,668	3	5,396	6	5,681	9
Consumer	464	1	327	1	496	2	339	1
Total nonperforming loans without a specific allowance	36,354	47	37,992	115	37,295	99	38,231	170
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved property	—	—	2,084	—	—	—	2,087	—
Total nonperforming loans with a specific allowance	—	—	2,084	—	—	—	2,087	—
Total nonperforming loans	$36,354	$47	$40,076	$115	$37,295	$99	$40,318	$170

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
	June 30,	December 31,
(unaudited, in thousands)	2022	2021
Commercial real estate:
Land and construction	$—	$73
Improved property	7,043	7,715
Total commercial real estate	7,043	7,788
Commercial and industrial	4,275	5,064
Residential real estate	15,111	17,190
Home equity	4,909	5,163
Consumer	376	537
Total	$31,714	$35,742

(1)
At June 30, 2022, there were three borrowers with a loan balance greater than $1.0 million totaling $3.8 million, as compared to three borrowers with a loan balance greater than $1.0 million totaling $4.1 million at December 31, 2021. Total non-accrual loans include loans that are also TDRs. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	June 30, 2022			December 31, 2021
(unaudited, in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$53	$—	$53	$—	$—	$—
Improved property	361	213	574	374	133	507
Total commercial real estate	414	213	627	374	133	507
Commercial and industrial	183	—	183	192	—	192
Residential real estate	2,698	1,674	4,372	2,875	1,156	4,031
Home equity	254	233	487	277	258	535
Consumer	30	—	30	28	—	28
Total	$3,579	$2,120	$5,699	$3,746	$1,547	$5,293

As of June 30, 2022 and December 31, 2021, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months. Wesbanco had unfunded commitments to debtors whose loans were classified as nonperforming of $0.3 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively.

The following table presents details related to loans identified as TDRs during the three and six months ended June 30, 2022 and 2021, respectively:

	New TDRs (1)
	For the Three Months Ended
	June 30, 2022			June 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—	—	$—	$—
Improved property	1	186	184	—	—	—
Total commercial real estate	1	186	184	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	2	2,041	2,057
Home equity	—	—	—	1	56	56
Consumer	—	—	—	—	—	—
Total	1	$186	$184	3	$2,097	$2,113

	New TDRs (1)
	For the Six Months Ended
	June 30, 2022			June 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment	Modifications	Investment	Investment
Commercial real estate:
Land and construction	1	$84	$54	—	$—	$—
Improved property	1	189	184	—	—	—
Total commercial real estate	2	273	238	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	2	2,064	2,057
Home equity	—	—	—	1	56	56
Consumer	—	—	—	—	—	—
Total	2	$273	$238	3	$2,120	$2,113

(1) Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

There have been no TDRs which defaulted (defined as past due 90 days) during the six months ended June 30, 2022 and 2021, respectively, that were restructured within the last twelve months prior to June 30, 2022 and 2021, respectively. TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Under the CARES Act, Wesbanco has modified approximately 3,553 loans totaling $2.2 billion, of which $31.2 million remain in their deferral period as of June 30, 2022. Wesbanco originally offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic depending on the type of loan and the industry for commercial loans. In the fourth quarter of 2020, Wesbanco offered up to an additional twelve months of deferred payments to certain commercial loan customers, predominantly in the hospitality industry, based on specific criteria related to the borrower, the underlying property and the potential for guarantors or co-borrowers. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“Economic Aid Act”) was signed into law and among other things, extended the relief granted by the CARES Act for TDRs, initially slated to end on December 31, 2020, by one year to December 31, 2021.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of June 30, 2022
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$74,974	$134,155	$193,937	$179,538	$97,159	$54,683	$77,675	$74,397	$886,518
Criticized - compromised	—	266	—	—	24,451	883	—	106	25,706
Classified - substandard	—	53	5,958	—	—	1,181	—	—	7,192
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$74,974	$134,474	$199,895	$179,538	$121,610	$56,747	$77,675	$74,503	$919,416

Commercial real estate: improved property
Risk rating:
Pass	$634,489	$666,798	$633,834	$536,681	$371,491	$1,748,737	$69,703	$29,998	$4,691,731
Criticized - compromised	138	518	14,026	13,821	12,674	111,044	1,014	1,867	155,102
Classified - substandard	—	—	89	25,885	10,372	49,935	34	—	86,315
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$634,627	$667,316	$647,949	$576,387	$394,537	$1,909,716	$70,751	$31,865	$4,933,148

Commercial and industrial
Risk rating:
Pass	$150,276	$227,377	$134,259	$86,115	$125,150	$279,330	$486,532	$14,916	$1,503,955
Criticized - compromised	308	1,028	447	591	375	2,701	5,029	2,584	13,063
Classified - substandard	—	3,282	1,423	11,470	389	3,032	5,089	8,065	32,750
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$150,584	$231,687	$136,129	$98,176	$125,914	$285,063	$496,650	$25,565	$1,549,768

Residential real estate
Loan delinquency:
Current	$272,007	$602,878	$236,407	$103,075	$56,052	$525,043	$—	$101,091	$1,896,553
30-59 days past due	—	—	—	—	68	752	—	—	820
60-89 days past due	—	—	—	282	102	2,785	—	—	3,169
90 days or more past due	—	—	—	135	158	6,993	—	47	7,333
Total	$272,007	$602,878	$236,407	$103,492	$56,380	$535,573	$—	$101,138	$1,907,875

Home equity
Loan delinquency:
Current	$11,272	$654	$579	$734	$720	$17,958	$559,208	$935	$592,060
30-59 days past due	—	—	—	—	21	601	1,316	151	2,089
60-89 days past due	—	—	19	83	136	237	—	72	547
90 days or more past due	—	—	20	59	199	2,481	—	390	3,149
Total	$11,272	$654	$618	$876	$1,076	$21,277	$560,524	$1,548	$597,845

Consumer
Loan delinquency:
Current	$50,807	$46,478	$33,249	$36,428	$13,303	$33,082	$83,610	$172	$297,129
30-59 days past due	552	845	384	146	76	372	45	—	2,420
60-89 days past due	39	152	117	143	39	161	—	—	651
90 days or more past due	34	14	118	52	35	184	-	—	437
Total	$51,432	$47,489	$33,868	$36,769	$13,453	$33,799	$83,655	$172	$300,637

	Loans As of December 31, 2021
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$135,179	$217,389	$198,974	$117,157	$27,186	$29,696	$35,059	$62,676	$823,316
Criticized - compromised	85	6,236	—	33	—	219	856	526	7,955
Classified - substandard	—	73	—	—	—	1,280	—	1,256	2,609
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$135,264	$223,698	$198,974	$117,190	$27,186	$31,195	$35,915	$64,458	$833,880

Commercial real estate: improved property
Risk rating:
Pass	$713,697	$660,856	$589,674	$405,689	$404,241	$1,539,275	$58,933	$28,507	$4,400,872
Criticized - compromised	7,755	15,195	52,859	17,697	14,490	99,687	1,414	13,733	222,830
Classified - substandard	9,355	2,686	4,855	3,730	11,010	49,667	34	49	81,386
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$730,807	$678,737	$647,388	$427,116	$429,741	$1,688,629	$60,381	$42,289	$4,705,088

Commercial and industrial
Risk rating:
Pass	$406,495	$159,878	$99,472	$136,146	$89,049	$223,514	$409,789	$16,226	$1,540,569
Criticized - compromised	590	551	693	2,558	1,645	1,278	5,389	5,029	17,733
Classified - substandard	134	236	18,465	766	2,139	1,419	3,723	5,136	32,018
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$407,219	$160,665	$118,630	$139,470	$92,833	$226,211	$418,901	$26,391	$1,590,320

Residential real estate
Loan delinquency:
Current	$599,244	$292,653	$116,147	$71,253	$56,917	$536,444	$—	$29,929	$1,702,587
30-59 days past due	1,127	—	—	69	105	1,030	—	—	2,331
60-89 days past due	563	91	—	271	43	2,286	—	—	3,254
90 days or more past due	1,933	673	895	88	762	8,802	—	53	13,206
Total	$602,867	$293,417	$117,042	$71,681	$57,827	$548,562	$—	$29,982	$1,721,378

Home equity
Loan delinquency:
Current	$10,076	$835	$649	$379	$566	$18,064	$567,478	$1,142	$599,189
30-59 days past due	—	84	45	128	50	628	1,247	58	2,240
60-89 days past due	—	—	132	15	188	267	—	—	602
90 days or more past due	187	88	119	112	234	2,550	—	361	3,651
Total	$10,263	$1,007	$945	$634	$1,038	$21,509	$568,725	$1,561	$605,682

Consumer
Loan delinquency:
Current	$60,907	$43,871	$50,317	$19,289	$11,084	$32,343	$55,739	$27	$273,577
30-59 days past due	435	370	214	136	85	241	51	—	1,532
60-89 days past due	413	375	82	19	33	286	—	—	1,208
90 days or more past due	115	141	222	65	1	265	4	—	813
Total	$61,870	$44,757	$50,835	$19,509	$11,203	$33,135	$55,794	$27	$277,130

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2022	2021
Other real estate owned	$—	$—
Repossessed assets	31	—
Total other real estate owned and repossessed assets	$31	$—

At June 30, 2022 and December 31, 2021, formal foreclosure proceedings were in process on residential real estate loans totaling $4.1 million and $4.0 million, respectively. Previously, as a result of provisions of the CARES Act, certain residential real estate loans were temporarily suspended from entering foreclosure proceedings, which included $0.8 million of loans as of December 31, 2021. Since this moratorium had substantially ended during the first quarter of 2022, there are currently no loans suspended from entering foreclosure proceedings.

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

Wesbanco is exposed to certain risks arising from both its business operations and economic conditions. Wesbanco principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Wesbanco manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. Wesbanco’s existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Wesbanco’s assets or liabilities. Wesbanco manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. A matched book is when the Bank's assets and liabilities are equally distributed but also have similar maturities.

Loan Swaps

Wesbanco executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and the offsetting third-party swaps are recognized directly in earnings. As of June 30, 2022 and December 31, 2021, Wesbanco had 140 and 135 customer interest rate swaps with an aggregate notional amount of $751.7 million and $730.6 million, respectively, related to this program. Wesbanco recognized income for the related swap fees of $0.9 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of June 30, 2022 and December 31, 2021, Wesbanco had 12 and 13 risk participation-in agreements with an aggregate notional amount of $118.6 million and $128.2 million, respectively. As of June 30, 2022 and December 31, 2021, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $9.7 million and $9.8 million, respectively.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the loan commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $38.0 million and $48.5 million at June 30, 2022 and December 31, 2021, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps	$751,704	$46,815	$45,734	$730,552	$24,867	$26,388
Other contracts:
Interest rate loan commitments	21,616	53	—	28,994	9	—
Forward TBA contracts	38,000	45	—	48,500	—	21
Total derivatives		$46,913	$45,734		$24,876	$26,409

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three and six months ended June 30, 2022 and 2021, respectively.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2022	2021	2022	2021
Interest rate swaps	Other income	$1,142	$(1,033)	$2,603	$1,728
Interest rate loan commitments	Mortgage banking income	362	564	44	(452)
Forward TBA contracts	Mortgage banking income	605	(1,619)	2,048	2,899
Total		$2,109	$(2,088)	$4,695	$4,175

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. If Wesbanco had breached any of these provisions at June 30, 2022, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties. In certain market situations, Wesbanco can also request collateral from the derivative counterparties. Due to the current rise in interest rates, as of June 30, 2022, Wesbanco is holding collateral from various derivative counterparties with a market value of $22.1 million.

NOTE 6. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2022	2021	2022	2021
Service cost – benefits earned during year	$546	$623	$1,086	$1,239
Interest cost on projected benefit obligation	1,026	852	2,039	1,694
Expected return on plan assets	(2,885)	(2,794)	(5,738)	(5,557)
Amortization of prior service cost	(9)	(9)	(17)	(17)
Amortization of net loss	126	682	251	1,357
Net periodic pension income	$(1,196)	$(646)	$(2,379)	$(1,284)

The service cost of $1.1 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively, is included in salaries and wages, and periodic pension income of $3.5 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively, is included in employee benefits.

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

Collateral dependent loans: Collateral dependent loans are carried at the amortized cost basis less the specific allowance calculated under CECL. Collateral dependent loans are calculated using a cost basis approach or collateral value approach.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

		June 30, 2022
		Fair Value Measurements Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2022	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$11,413	$11,413	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	248,929	—	248,929	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,089,287	—	2,089,287	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	431,828	—	431,828	—
Obligations of states and political subdivisions	99,310	—	98,084	1,226
Corporate debt securities	15,297	—	15,297	—
Total available-for-sale debt securities	$2,884,651	$—	$2,883,425	$1,226
Loans held for sale	17,560	—	17,560	—
Other assets - interest rate swaps	46,815	—	46,815	—
Total assets recurring fair value measurements	$2,960,439	$11,413	$2,947,800	$1,226
Other liabilities - interest rate swaps	$45,734	$—	$45,734	$—
Total liabilities recurring fair value measurements	$45,734	$—	$45,734	$—
Nonrecurring fair value measurements
Collateral dependent loans	$23,725	$—	$—	$23,725
Other real estate owned and repossessed assets	31	—	—	31
Total nonrecurring fair value measurements	$23,756	$—	$—	$23,756

		December 31, 2021
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2021	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,466	$13,466	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	236,978	—	236,978	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,285,213	—	2,285,213	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	367,493	—	367,493	—
Obligations of states and political subdivisions	106,340	—	104,847	1,493
Corporate debt securities	17,438	—	17,438	—
Total available-for-sale debt securities	$3,013,462	$—	$3,011,969	$1,493
Loans held for sale	25,277	—	25,277	—
Other assets - interest rate swaps	24,867	—	24,867	—
Total assets recurring fair value measurements	$3,077,072	$13,466	$3,062,113	$1,493
Other liabilities - interest rate swaps	$26,388	$—	$26,388	$—
Total liabilities recurring fair value measurements	$26,388	$—	$26,388	$—
Nonrecurring fair value measurements
Collateral dependent loans	$13,558	$—	$—	$13,558
Other real estate owned and repossessed assets	—	—	—	—
Total nonrecurring fair value measurements	$13,558	$—	$—	$13,558

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between level 1, 2 or 3 for the three and six months ended June 30, 2022 or for the year ended December 31, 2021.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2022
Collateral dependent loans	$23,725	Appraisal of collateral (1)	Appraisal adjustments (2)	(30.0%)/(30.0%)
			Liquidation expenses (2)	(5.6%) to (8.0%)/(6.7%)
Other real estate owned and repossessed assets	$31	Appraisal of collateral (1), (3)
December 31, 2021
Collateral dependent loans	$13,558	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			June 30, 2022
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$450,009	$450,009	$450,009	$—	$—
Equity securities	11,413	11,413	11,413	—	—
Available-for-sale debt securities	2,884,651	2,884,651	—	2,883,425	1,226
Net held-to-maturity debt securities	1,281,030	1,153,594	—	1,153,244	350
Net loans	10,091,286	9,236,728	—	—	9,236,728
Loans held for sale	17,560	17,560	—	17,560	—
Other assets - interest rate swaps	46,815	46,815	—	46,815	—
Accrued interest receivable	61,918	61,918	61,918	—	—

Financial Liabilities
Deposits	13,569,302	13,575,715	12,463,997	1,111,718	—
Federal Home Loan Bank borrowings	122,650	121,881	—	121,881	—
Other borrowings	147,964	132,138	132,138	—	—
Subordinated debt and junior subordinated debt	280,910	273,599	—	273,599	—
Other liabilities - interest rate swaps	45,734	45,734	—	45,734	—
Accrued interest payable	2,815	2,815	2,815	—	—

			Fair Value Measurements at
			December 31, 2021
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$1,251,358	$1,251,358	$1,251,358	$—	$—
Equity securities	13,466	13,466	13,466	—	—
Available-for-sale debt securities	3,013,462	3,013,462	—	3,011,969	1,493
Net held-to-maturity debt securities	1,004,555	1,028,452	—	1,028,047	405
Net loans	9,611,856	9,385,917	—	—	9,385,917
Loans held for sale	25,277	25,277	—	25,277	—
Other assets - interest rate swaps	24,867	24,867	—	24,867	—
Accrued interest receivable	60,844	60,844	60,844	—	—

Financial Liabilities
Deposits	13,565,863	13,575,477	12,273,211	1,302,266	—
Federal Home Loan Bank borrowings	183,920	185,684	—	185,684	—
Other borrowings	141,893	134,288	134,288	—	—
Subordinated debt and junior subordinated debt	132,860	109,186	—	109,186	—
Other liabilities - interest rate swaps	26,388	26,388	—	26,388	—
Accrued interest payable	1,901	1,901	1,901	—	—

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and six months ended June 30, 2022 and 2021, respectively:

	Point of Revenue	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Recognition	2022	2021	2022	2021
Revenue Streams
Trust fees
Trust account fees	Over time	$4,416	$4,710	$9,958	$10,024
WesMark fees	Over time	2,111	2,438	4,404	4,756
Total trust fees		6,527	7,148	14,362	14,780
Service charges on deposits
Commercial banking fees	Over time	602	601	1,170	1,165
Personal service charges	At a point in time and over time	5,885	4,275	11,407	8,605
Total service charges on deposits		6,487	4,876	12,577	9,770
Net securities brokerage revenue
Annuity commissions	At a point in time	1,679	1,151	3,261	2,067
Equity and debt security trades	At a point in time	8	57	65	133
Managed money	Over time	327	291	654	574
Trail commissions	Over time	244	330	498	578
Total net securities brokerage revenue		2,258	1,829	4,478	3,352

Debit card sponsorship income (1)	At a point in time and over time	—	—	—	646
Payment processing fees (1)	At a point in time and over time	877	748	1,618	1,461
Electronic banking fees	At a point in time	5,154	5,060	10,499	9,426
Mortgage banking income	At a point in time	1,328	7,830	3,251	12,094
Net (loss) gain on other real estate owned and other assets (2)	At a point in time and over time	(1,302)	4,014	(2,108)	4,189

(1)
Debit card sponsorship income and payment processing fees are included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606, and totaled (losses) gains of ($1.4) million and $3.7 million for the three months ended June 30, 2022 and 2021, respectively, and ($2.6) million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 9. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the six months ended June 30, 2022 and 2021 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2021	$(398)	$(4,722)	$(5,120)
Other comprehensive loss before reclassifications	—	(171,058)	(171,058)
Amounts reclassified from accumulated other comprehensive loss	109	8	117
Period change	109	(171,050)	(170,941)
Balance at June 30, 2022	$(289)	$(175,772)	$(176,061)

Balance at December 31, 2020	$(15,502)	$46,861	$31,359
Other comprehensive loss before reclassifications	—	(19,696)	(19,696)
Amounts reclassified from accumulated other comprehensive loss	949	(26)	923
Period change	949	(19,722)	(18,773)
Balance at June 30, 2021	$(14,553)	$27,139	$12,586

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2022 and 2021:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2022	2021	2022	2021
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$9	$(31)	$10	$(34)	Net securities gains (Non-interest income)
Related income tax expense ⁽²⁾	(2)	7	(2)	8	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	7	(24)	8	(26)

Defined benefit plans (3):
Amortization of net loss and prior service costs	73	628	144	1,250	Employee benefits (Non-interest expense)
Related income tax benefit ⁽²⁾	(18)	(151)	(35)	(301)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	55	477	109	949
Total reclassifications for the period	$62	$453	$117	$923

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

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $7.7 million and $7.8 million at June 30, 2022 and December 31, 2021, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of June 30, 2022 and December 31, 2021, respectively.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2022	2021
Lines of credit	$3,341,054	$2,954,147
Loans approved but not closed	728,869	472,810
Overdraft limits	380,581	370,439
Letters of credit	29,351	29,017
Contingent obligations and other guarantees	29,611	68,235

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 11. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $4.8 billion and $5.5 billion at June 30, 2022 and 2021, respectively. These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended June 30, 2022
Interest and dividend income	$118,447	$—	$118,447
Interest expense	6,219	—	6,219
Net interest income	112,228	—	112,228
Provision for credit losses	(812)	—	(812)
Net interest income after provision for credit losses	113,040	—	113,040
Non-interest income	20,456	6,527	26,983
Non-interest expense	83,112	3,907	87,019
Income before provision for income taxes	50,384	2,620	53,004
Provision for income taxes	9,706	550	10,256
Net income	40,678	2,070	42,748
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$38,147	$2,070	$40,217

For The Three Months Ended June 30, 2021
Interest and dividend income	$123,327	$—	$123,327
Interest expense	7,472	—	7,472
Net interest income	115,855	—	115,855
Provision for credit losses	(21,025)	—	(21,025)
Net interest income after provision for credit losses	136,880	—	136,880
Non-interest income	28,963	7,149	36,112
Non-interest expense	79,818	3,994	83,812
Income before provision for income taxes	86,025	3,155	89,180
Provision for income taxes	17,929	663	18,592
Net income	68,096	2,492	70,588
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$65,565	$2,492	$68,057

For the Six Months Ended June 30, 2022
Interest and dividend income	$230,621	$—	$230,621
Interest expense	10,683	—	10,683
Net interest income	219,938	—	219,938
Provision for credit losses	(4,250)	—	(4,250)
Net interest income after provision for credit losses	224,188	—	224,188
Non-interest income	43,003	14,362	57,365
Non-interest expense	166,339	8,230	174,569
Income before provision for income taxes	100,852	6,132	106,984
Provision for income taxes	18,826	1,288	20,114
Net income	82,026	4,844	86,870
Preferred stock dividends	5,063	—	5,063
Net income available to common shareholders	$76,963	$4,844	$81,807

For the Six Months Ended June 30, 2021
Interest and dividend income	$248,382	$—	$248,382
Interest expense	16,050	—	16,050
Net interest income	232,332	—	232,332
Provision for credit losses	(48,984)	—	(48,984)
Net interest income after provision for credit losses	281,316	—	281,316
Non-interest income	54,540	14,780	69,320
Non-interest expense	161,829	8,310	170,139
Income before provision for income taxes	174,027	6,470	180,497
Provision for income taxes	35,434	1,359	36,793
Net income	138,593	5,111	143,704
Preferred stock dividends	5,063	—	5,063
Net income available to common shareholders	$133,530	$5,111	$138,641

Total non-fiduciary assets of the trust and investment services segment were $3.7 million (including $1.3 million of trust customer intangibles) and $3.8 million (including $1.6 million of trust customer intangibles) at June 30, 2022 and 2021, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and six months ended June 30, 2022. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2021 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), including Wesbanco's Form 10-Q for the quarter ended March 31, 2022, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.Wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions including the effects of the COVID-19 pandemic; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 193 branches and 190 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2022 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2021 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for the second quarter of 2022 was $40.2 million, with diluted earnings per share of $0.67, compared to $68.1 million and $1.01 per diluted share, respectively, for the second quarter of 2021, which included a release of provision for credit losses of $21.0 million, or $16.6 million net of tax, due to improved economic forecasts in the prior year period. For the six months ended June 30, 2022, net income was $81.8 million, or $1.34 per diluted share, compared to $138.6 million, or $2.06 per diluted share, for the 2021 period, which included a release of provision for credit losses of $49.0 million, or $39.0 million net of tax. Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses, for the three months ended June 30, 2022, was $40.3 million, or $0.67 per diluted share, as compared to $69.0 million and $1.03 per diluted share, respectively, in the prior year quarter (non-GAAP measures). On the same basis, net income for the six months ended June 30, 2022 was $83.1 million, or $1.36 per diluted share, as compared to $140.3 million, or $2.09 per diluted share, in the prior year period (non-GAAP measures).

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (Non-GAAP)(1)	$40,258	$0.67	$69,022	$1.03	$83,107	$1.36	$140,279	$2.09
Less: After-tax restructuring and merger-related expenses	(41)	0.00	(965)	(0.02)	(1,300)	(0.02)	(1,638)	(0.03)
Net income available to common shareholders (GAAP)	$40,217	$0.67	$68,057	$1.01	$81,807	$1.34	$138,641	$2.06
(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income decreased $3.6 million or 3.1% in the second quarter of 2022 compared to the same quarter of 2021, reflecting lower average loan yields, due to repricing of existing loans and new lower rates offered in the current market environment, lower purchase accounting related accretion and lower SBA Payroll Protection Program (“PPP”) interest and accretion related income, partially offset by lower interest on deposits and borrowings. As a result of the lower rates and a higher mix of securities versus loans to total assets, the net interest margin decreased by 9 basis points to 3.03% in the second quarter of 2022 as compared to the second quarter of 2021. Over the same time period, the yield on earning assets decreased by a total of 12 basis points and the cost of interest bearing liabilities decreased 5 basis points. Average loan balances decreased by 6.7% from the second quarter of 2021, mainly attributable to forgiveness of PPP loans and higher levels of commercial real estate loan payoffs, while average securities increased by 18.8% over the same time period due to excess liquidity on the balance sheet from increased customer deposits. Average deposits, excluding certificates of deposit, increased 6.4% over the same time period, due mostly to increased personal savings. Accretion from acquisitions benefited the second quarter 2022 net interest margin by 6 basis points, as compared to 12 basis points in the prior year period. Lastly, the accretion on both existing and forgiven PPP loans positively impacted the second quarter 2022 net interest margin by a net 4 basis points as compared to 5 basis points for the second quarter of 2021.

Improved macroeconomic forecasts in the hospitality sector utilized in the CECL calculation resulted in a negative provision of $0.8 million in the second quarter of 2022, as compared to a negative provision of $21.0 million in the second quarter of 2021. Annualized net loan charge-offs (recoveries), as a percentage of average portfolio loans, were 0% and (0.03)% for the second quarter of 2022 and 2021, respectively.

For the second quarter of 2022, non-interest income decreased $9.1 million or 25.3% compared to the second quarter of 2021, driven primarily by lower mortgage banking income, which decreased $6.5 million or 83.0% from the second quarter of 2021 and by a net loss on other assets which totaled $1.3 million in the second quarter of 2022, compared to a net gain of $4.0 million in the second quarter of 2021. While mortgage loan originations remained strong during the second quarter of 2022, the amount retained on the balance sheet increased to approximately 80% as compared to 52% in the second quarter of 2021, due to a continued effort to keep more 1-to-4 family residential mortgages on the balance sheet. The net loss on other assets reflects the change in the fair value of underlying equity investments held by Wesbanco Community Development Corporation (“Wesbanco CDC”) primarily driven by the decline in the equity market, as compared to a net gain for the same investment in the prior year period. Offsetting the decreases somewhat, service charges on deposits increased $1.6 million or 33.0% over the same time period, due to increased consumer spending associated with the improving economy, and other income increased by $2.2 million or 68.1% due to positive fair value adjustments on the existing loan swap portfolio in the second quarter of 2022 as compared to the second quarter of 2021.

Non-interest expense, excluding restructuring and merger-related expenses in both periods, increased in the second quarter of 2022 by $4.4 million or 5.3%, to $87.0 million, compared to the second quarter of 2021. Salaries and wages increased $3.8 million or 10.1% from the second quarter of 2021 to the second quarter of 2022 due to higher salary expense related to normal merit increases and the hourly wage increase that was implemented in the third quarter of 2021, lower deferred loan origination costs and higher bonus and stock option accruals. Equipment and software expense for the second quarter of 2022 increased $0.4 million or 5.8% year-over-year, due primarily to the movement of online banking costs from other operating expenses. FDIC insurance expense increased $1.8 million from the second quarter of 2022 due to certain prior period reporting adjustments resulting in a $1.0 million refund in the second quarter of 2021. Offsetting these increases somewhat was a decrease in employee benefits expense, which included a $1.2 million credit in the second quarter of 2022 relating to the market adjustment on the deferred compensation plan and a decrease in other operating expenses of $1.4 million or 7.9% due mostly to the aforementioned move of online banking costs as well as a reduction in ACH and ATM processing charges related to a change in providers, in conjunction with our core banking software system conversion last year.

During the second quarter of 2022, the effective tax rate was 19.4% as compared to 20.9% in last year’s second quarter, and the provision for income taxes decreased by $8.3 million over the same time period. Both of these decreases were primarily due to lower pre-tax income, heavily influenced by a reduced negative provision for credit losses in the second quarter of 2022 as compared to the second quarter of 2021.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2022	2021	2022	2021
Net interest income	$112,228	$115,855	$219,938	$232,332
Taxable equivalent adjustment to net interest income	1,251	1,051	2,405	2,091
Net interest income, fully taxable equivalent	$113,479	$116,906	$222,343	$234,423
Net interest spread, non-taxable equivalent	2.91%	2.98%	2.88%	3.04%
Benefit of net non-interest bearing liabilities	0.09%	0.11%	0.08%	0.12%
Net interest margin	3.00%	3.09%	2.96%	3.16%
Taxable equivalent adjustment	0.03%	0.03%	0.03%	0.03%
Net interest margin, fully taxable equivalent	3.03%	3.12%	2.99%	3.19%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income decreased $3.6 million or 3.1% in the second quarter of 2022 compared to the second quarter of 2021, due to a 9 basis point decrease in the net interest margin to 3.03% resulting from the lower yield environment, as the yield on earning assets decreased at a faster rate than the rate on interest bearing liabilities, lower purchase accounting accretion and lower PPP loan income. Also reducing the margin, investment securities became a greater percentage of total assets. Net interest income decreased $12.4 million or 5.3% in the first half of 2022, compared to the first half of 2021 for the same reasons. In addition, interest and fee accretion income on PPP loans decreased $5.8 million in the second quarter of 2022 from a total of $7.8 million in the second quarter of 2021. This PPP loan income positively impacted the second quarter 2022 net interest margin by a net 4 basis points as compared to 5 basis points in the second quarter of 2021. Excluding PPP loans, portfolio loans increased by 3.8% from June 30, 2021, due to higher new loan demand and internal initiatives to improve lending efficiencies. In addition, total purchase accounting accretion decreased by $2.4 million in the second quarter of 2022 as compared to the second quarter of 2021, and approximately 6 basis points of accretion from prior acquisitions was included in the second quarter 2022 net interest margin as compared to 12 basis points in the 2021 second quarter net interest margin. Total average deposits, excluding CDs, increased in the second quarter of 2022 by $752.1 million or 6.4% compared to the second quarter of 2021, due to higher personal savings balances. The cost of interest bearing deposits decreased by 4 basis points and total liabilities decreased by 5 basis points from the second quarter of 2021 to the second quarter of 2022. The decrease in the cost is primarily due to rate decreases for money market accounts and certificates of deposit in response to the general decrease in overall borrowing rates in the marketplace resulting from lower rates across the yield curve, although such rates began rising toward the end of the second quarter of 2022. In addition, the average balance of FHLB borrowings decreased by $266.5 million or 68.3% from the second quarter of 2021, as excess liquidity was used to pay off these borrowings as they matured.

Interest income decreased $4.9 million or 4.0% in the second quarter of 2022 and $17.8 million or 7.2% in the first six months of 2022 compared to the same periods of 2021 due to lower yields in several of the major earning asset categories. Earning asset yields continued to be influenced negatively due to the continuation of the low rate environment through the first quarter of 2022 before rates started to increase in the second quarter of 2022. Average loan balances decreased $709.2 million or 6.7% in the second quarter of 2022 compared to the second quarter of 2021, due mostly to forgiveness of PPP loans that were originated in 2020 and 2021. Loan yields decreased by 10 basis points during this same period to 3.89% due to the previously mentioned lower rate environment and its effect on the repricing of portfolio loans, as well as lower offered rates on new loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the second quarter of 2022, average loans represented 66.1% of average earning assets, a decrease from 70.9% in the second quarter of 2021. As liquidity from higher deposit balances was invested, average total securities balances increased $683.5 million or 18.8% from the second quarter of 2021, and represented 28.8% of total earning assets in the second quarter of 2022. Taxable securities yields increased by 10 basis points in the second quarter of 2022 from the second quarter of 2021 due to increased purchases of this security type during the quarter as rates began to rise. Tax-exempt securities yields, which are the highest yields within total securities, decreased by 33 basis points from the second quarter of 2021 to the second quarter of 2022. This decrease is due to calls and maturities of legacy higher-rate securities. The average balance of tax-exempt securities increased to 18.3% of total average securities in the second quarter of 2022 from 16.5% of total average securities in the first quarter of 2022.

Commercial loans with floors currently average 3.98% on approximately $2.9 billion or 40% of total commercial loans at June 30, 2022, as compared to $2.6 billion averaging 3.83% or 36% of commercial loans at December 31, 2021. Approximately 36% or $1.1 billion of these loans are currently priced at their floor, as compared to 63% or $1.6 billion at December 31, 2021. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing date.

Interest expense decreased $1.3 million or 16.8% in the second quarter of 2022 and $5.4 million or 33.4% in the first half of 2022 as compared to the same periods in 2021, due to decreases in the cost of several significant interest bearing liability categories, as management reduced certain deposit rates, and due to a decrease in the balance of outstanding FHLB borrowings. The cost of interest bearing liabilities decreased by 5 basis points from the second quarter of 2021 to 0.26% in the second quarter 2022. Average interest bearing deposits increased $157.2 million or 1.8% from the second quarter of 2021, due mostly to customers’ increased personal savings and deposit balances. The rate on interest bearing deposits decreased 4 basis points to 0.13% from the second quarter of 2021, primarily from decreases in rates on interest bearing public funds and certificates of deposit, which are currently near their floors. Average non-interest bearing demand deposit balances increased from the second quarter of 2021 to the second quarter of 2022 by $237.7 million or 5.3%, and were 34.3% of total average deposits at June 30, 2022, compared to 33.6% at June 30, 2021, reflecting the previously mentioned higher personal savings balances and ongoing checking account marketing strategies. The average balance of FHLB borrowings decreased $266.5 million from the second quarter of 2021 to 2022 due to the maturity of legacy higher-rate FHLB borrowings throughout the past twelve months being redeemed with excess liquidity. These maturities benefited the average rate paid, as it decreased by 49 basis points to 1.34% from the second quarter of 2021. Average repurchase agreements combined with subordinated debt and junior subordinated debt balances increased $104.4 million or 32.4% from the second quarter of 2021 to 2022, due primarily to the subordinated debt issuance late in the first quarter of 2022. In addition, their average rates paid increased by 1 and 21 basis points, respectively, over this same time period, due primarily to increases in LIBOR, the index upon which this variable-rate type of borrowing is priced.

The increasing rate environment, which began in the second half of the first quarter and continued more rapidly through the second quarter, is expected to result in the core net interest margin increasing in the remainder of 2022, and assuming further anticipated federal funds rate increases in 2022, the margin will likely continue to increase into 2023. Securities purchased in the second quarter and variable rate securities will further positively impact the margin. Higher anticipated earning asset yields caused by loans repricing to higher rates, rates on new loan production being higher than existing loans and security cash flows being reinvested at higher rates will be slightly offset by decreasing purchase accounting accretion, price increases to deposit rates and higher wholesale funding costs. In addition, as the remaining balance of outstanding PPP loans continues to be forgiven, the positive impact on the margin will lessen as lower net deferred fees are accreted into income at the date of loan payoff. At June 30, 2022, there were $1.1 million of remaining net deferred fees from PPP loans that will accrete into interest income as loans pay down or are forgiven by the SBA.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$744,261	0.74%	$696,967	0.09%	$951,588	0.39%	$736,387	0.09%
Loans, net of unearned income (1)	9,932,744	3.89%	10,641,970	3.99%	9,823,024	3.89%	10,765,483	4.03%
Securities: (2)
Taxable	3,532,624	1.80%	3,042,009	1.70%	3,433,551	1.76%	2,676,198	1.81%
Tax-exempt (3)	792,878	3.01%	599,980	3.34%	761,304	3.03%	590,144	3.40%
Total securities	4,325,502	2.02%	3,641,989	1.97%	4,194,855	1.99%	3,266,342	2.10%
Other earning assets	13,296	3.82%	28,702	4.95%	14,365	3.81%	30,958	5.45%
Total earning assets (3)	15,015,803	3.20%	15,009,628	3.32%	14,983,832	3.14%	14,799,170	3.41%
Other assets	1,955,649		2,032,519		1,998,126		2,041,154
Total Assets	$16,971,452		$17,042,147		$16,981,958		$16,840,324

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$3,380,684	0.14%	$3,147,915	0.13%	$3,392,029	0.12%	$3,059,830	0.14%
Money market accounts	1,770,342	0.09%	1,774,556	0.12%	1,788,430	0.08%	1,750,194	0.13%
Savings deposits	2,700,642	0.05%	2,414,824	0.04%	2,664,005	0.05%	2,353,083	0.04%
Certificates of deposit	1,162,392	0.39%	1,519,590	0.53%	1,208,243	0.40%	1,551,692	0.57%
Total interest bearing deposits	9,014,060	0.13%	8,856,885	0.17%	9,052,707	0.13%	8,714,799	0.19%
Federal Home Loan Bank borrowings	123,474	1.34%	390,020	1.83%	151,593	1.31%	438,932	1.93%
Repurchase agreements	146,119	0.13%	130,171	0.12%	151,115	0.13%	160,753	0.20%
Subordinated debt and junior subordinated debt	280,962	3.97%	192,483	3.76%	214,704	3.71%	192,412	3.77%
Total interest bearing liabilities (4)	9,564,615	0.26%	9,569,559	0.31%	9,570,119	0.23%	9,506,896	0.34%
Non-interest bearing demand deposits	4,712,466		4,474,784		4,644,982		4,338,546
Other liabilities	184,932		196,349		184,600		208,861
Shareholders’ equity	2,509,439		2,801,455		2,582,257		2,786,021
Total Liabilities and Shareholders’ Equity	$16,971,452		$17,042,147		$16,981,958		$16,840,324
Taxable equivalent net interest spread		2.94%		3.01%		2.91%		3.07%
Taxable equivalent net interest margin		3.03%		3.12%		2.99%		3.19%

(1)
Gross of allowance for credit losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $2.5 million and $6.5 million for the three months ended June 30, 2022 and 2021, respectively, and were $6.6 million and $14.7 million for the six months ended June 30, 2022 and 2021, respectively PPP loan fees, which are included as part of total loan fees, were $1.9 million and $6.0 million for the three months ended June 30, 2022 and 2021, respectively, and $5.1 million and $13.9 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $1.9 million and $3.8 million for the three months ended June 30, 2022 and 2021, respectively, and $4.5 million and $7.3 million for the six months ended June 30, 2022 and 2021, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $0.3 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	Compared to June 30, 2021			Compared to June 30, 2021
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$11	$1,214	$1,225	$122	$1,380	$1,502
Loans, net of unearned income	(6,933)	(2,623)	(9,556)	(18,376)	(7,419)	(25,795)
Taxable securities	2,167	758	2,925	6,621	(711)	5,910
Tax-exempt securities (1)	1,487	(533)	954	2,658	(1,157)	1,501
Other earning assets	(159)	(69)	(228)	(362)	(203)	(565)
Total interest income change (1)	(3,427)	(1,253)	(4,680)	(9,337)	(8,110)	(17,447)
Increase (decrease) in interest expense:
Interest bearing demand deposits	77	67	144	209	(296)	(87)
Money market accounts	(1)	(167)	(168)	24	(450)	(426)
Savings deposits	33	36	69	69	1	70
Certificates of deposit	(415)	(495)	(910)	(849)	(1,158)	(2,007)
Federal Home Loan Bank borrowings	(981)	(389)	(1,370)	(2,157)	(1,052)	(3,209)
Repurchase agreements	5	3	8	(9)	(54)	(63)
Subordinated debt and junior subordinated debt	870	104	974	411	(56)	355
Total interest expense change	(412)	(841)	(1,253)	(2,302)	(3,065)	(5,367)
Net interest income decrease (1)	$(3,015)	$(412)	$(3,427)	$(7,035)	$(5,045)	$(12,080)

(1)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net (charge-offs) recoveries have been (deducted) added to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The negative provision for credit losses - loans and loan commitments decreased to ($0.8) million in the second quarter of 2022 compared to a negative provision of ($21.0) million in the second quarter of 2021. While the negative provision decreased year-over-year, the ($0.8) million provision in the second quarter of 2022 was a result of continued improvement in COVID qualitative factors. Non-performing loans were 0.35% of total loans as of June 30, 2022, decreasing from 0.41% of total loans at the end of the second quarter of 2021. Criticized and classified loans were 3.14% of total loans as of June 30, 2022, decreasing from 4.41% as of June 30, 2021, primarily due to improvements within the Company’s hospitality loan portfolio. Past due loans at June 30, 2022 were 0.40% of total loans, compared to 0.29% at June 30, 2021. Annualized net loan charge-offs increased to 0% for the three months ended June 30, 2022 compared to net loan recoveries of (0.03%) for the three months ended June 30, 2021. (Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Trust fees	$6,527	$7,148	$(621)	(8.7)	$14,362	$14,780	$(418)	(2.8)
Service charges on deposits	6,487	4,876	1,611	33.0	12,577	9,770	2,807	28.7
Electronic banking fees	5,154	5,060	94	1.9	10,499	9,426	1,073	11.4
Net securities brokerage revenue	2,258	1,829	429	23.5	4,478	3,352	1,126	33.6
Bank-owned life insurance	2,384	1,707	677	39.7	6,264	3,416	2,848	83.4
Net securities (losses) gains	(1,183)	477	(1,660)	(348.0)	(1,832)	756	(2,588)	(342.3)
Mortgage banking income	1,328	7,830	(6,502)	(83.0)	3,251	12,094	(8,843)	(73.1)
Net insurance services revenue	925	1,045	(120)	(11.5)	1,951	2,135	(184)	(8.6)
Debit card sponsorship income	—	—	—	—	—	646	(646)	(100.0)
Payment processing fees	877	748	129	17.2	1,618	1,461	157	10.7
Net (loss) gain on other real estate owned and other assets	(1,302)	4,014	(5,316)	(132.4)	(2,108)	4,189	(6,297)	(150.3)
Net swap fee and valuation income	2,007	(40)	2,047	NM	3,624	4,610	(986)	(21.4)
Other	1,521	1,418	103	7.3	2,681	2,685	(4)	(0.1)
Total non-interest income	$26,983	$36,112	$(9,129)	(25.3)	$57,365	$69,320	$(11,955)	(17.2)

NM = not meaningful

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 19.4% of total revenue for the three months ended June 30, 2022. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the second quarter of 2022, non-interest income decreased $9.1 million or 25.3% compared to the second quarter of 2021, primarily due to a $6.5 million decrease in mortgage banking income, a $5.3 million decrease in net (loss) gain on other real estate owned and other assets and a $1.7 million decrease in net securities (losses) gains. The decreases were somewhat offset by a $2.0 million increase in net swap fee and valuation income, a $1.6 million increase in service charges on deposits and a $0.7 million increase in bank-owned life insurance.

Trust fees decreased $0.6 million or 8.7% compared to the second quarter of 2021, due to market value depreciation. Total trust assets were $4.8 billion at June 30, 2022 as compared to $5.5 billion at June 30, 2021. As of June 30, 2022, trust assets include managed assets of $3.9 billion and non-managed (custodial) assets of $0.9 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.9 billion and $1.1 billion as of June 30, 2022 and June 30, 2021, respectively, and are included in managed assets. Trust fees decreased $0.4 million or 2.8% in the first six months of 2022 as compared to the first six months of 2021.

Service charges on deposits increased $1.6 million or 33.0% to $6.5 million in the second quarter of 2022 as compared to the same period in 2021, as a result of increased general consumer spending over the prior period, due to higher customer demand for goods and services as business conditions improved from the pandemic, resulting in more eligible fee-generating transactions. In addition, electronic banking fees, which include debit card interchange fees, increased $0.1 million or 1.9% compared to the first quarter of 2021, also due to increased general consumer spending. For the six months ended June 30, 2022, service charges on deposits increased $2.8 million or 28.7% and electronic banking fees increased $1.1 million or 11.4% from the first six months of 2021.

Bank-owned life insurance increased $0.7 million or 39.7% compared to the second quarter of 2021 due to an increase in mortality-related benefits received in the current period, as well as an increase in the cash surrender value from the purchase of an additional $40 million of bank-owned life insurance in the third quarter of 2021. Bank-owned life insurance increased $2.8 million or 83.4% in the first six months of 2022 as compared to the first six months of 2021.

Net securities (losses) gains include both gains and losses on investment security transactions as well as market value adjustments on the Company's deferred compensation plan. For the three months ended June 30, 2022, net securities (losses) gains decreased $1.7 million or 348.0% compared to the same period of 2021, due to a $1.6 million decrease in market adjustments on the deferred compensation plan. These market adjustments had an offsetting effect in employee benefits expense. No investment security sales occurred in either period. Net securities (losses) gains decreased by $2.6 million or 342.3% in the first six months of 2022 as compared to the first six months of 2021.

Mortgage banking income decreased $6.5 million or 83.0% in the second quarter of 2022 compared to the second quarter of 2021, as Wesbanco retained more 1-to-4 family mortgages on the balance sheet. For the second quarter of 2022, mortgage production was $327.9 million, which was roughly flat from the comparable 2021 period. For the three months ended June 30, 2022, $61.1 million in mortgages were sold into the secondary market at a net margin of 2.2% as compared to $266.8 million at a net margin of 2.9% in the comparable 2021 period. Included in mortgage banking income and the calculation of net margin noted above are gains of $1.2 million and $2.3 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, mortgage banking income decreased $8.8 million or 73.1% from the first six months of 2021 for the same reasons as mentioned above.

Net (loss) gain on other real estate owned and other assets decreased $5.3 million or 132.4% in the three months ended June 30, 2022 as compared to the same period in 2021, mostly due to the market value decline on an investment made by Wesbanco’s CDC in a start-up firm more than ten years ago that was acquired by a public company in 2021, which had a market value increase in the second quarter of 2021. For the six months ended June 30, 2022, net (loss) gain on other real estate owned and other assets decreased $6.3 million or 150.3% from the first six months of 2021.

Net swap fee and valuation income, which includes fair value adjustments, increased $2.0 million in the second quarter of 2022 compared to the second quarter of 2021, due to positive fair value adjustments on the swap portfolio in 2022 as compared to negative fair value adjustments in 2021. For the three months ended June 30, 2022, new swaps executed totaled $35.8 million in notional principal, resulting in $0.9 million of fee income, compared to new swaps executed of $41.5 million in notional principal resulting in $1.0 million of fee income for the three months ended June 30, 2021. Fair value adjustments on existing swaps for the three months ended June 30, 2022 were $1.1 million as compared to ($1.0) million for the three months ended June 30, 2021. For the six months ended June 30, 2022, net swap fee and valuation income decreased by $1.0 million or 21.4% from the first six months of 2021 due to a decreased volume of new swaps originated, resulting in lower fee income, which was partially offset by positive fair value adjustments in the current year.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and wages	$41,213	$37,435	$3,778	10.1	$80,150	$74,324	$5,826	7.8
Employee benefits	8,722	9,268	(546)	(5.9)	17,880	19,534	(1,654)	(8.5)
Net occupancy	6,119	6,427	(308)	(4.8)	13,354	13,605	(251)	(1.8)
Equipment and software	7,702	7,281	421	5.8	15,713	14,045	1,668	11.9
Marketing	2,749	1,802	947	52.6	5,170	4,185	985	23.5
FDIC insurance	1,937	181	1,756	970.2	3,459	1,462	1,997	136.6
Amortization of intangible assets	2,579	2,873	(294)	(10.2)	5,178	5,769	(591)	(10.2)
Restructuring and merger-related expenses	52	1,222	(1,170)	(95.7)	1,646	2,074	(428)	(20.6)
Franchise and other miscellaneous taxes	2,951	2,095	856	40.9	5,945	5,093	852	16.7
Consulting, regulatory, accounting and advisory fees	3,524	2,583	941	36.4	7,211	5,962	1,249	20.9
ATM and electronic banking interchange expenses	1,532	2,483	(951)	(38.3)	2,950	4,686	(1,736)	(37.0)
Postage and courier expenses	1,256	1,316	(60)	(4.6)	2,478	2,584	(106)	(4.1)
Legal fees	736	934	(198)	(21.2)	1,671	1,796	(125)	(7.0)
Communications	1,149	1,109	40	3.6	2,215	2,021	194	9.6
Supplies	1,015	857	158	18.4	1,881	1,876	5	0.3
Other real estate owned and foreclosure expenses	249	143	106	74.1	507	31	476	NM
Other	3,534	5,803	(2,269)	(39.1)	7,161	11,092	(3,931)	(35.4)
Total non-interest expense	$87,019	$83,812	$3,207	3.8	$174,569	$170,139	$4,430	2.6
NM = not meaningful

Non-interest expense in the second quarter of 2022 increased $3.2 million or 3.8% as compared to the same quarter in 2021, principally from a $3.8 million increase in salaries and wages, a $1.8 million increase in FDIC insurance and $0.9 million increases in marketing, franchise and other miscellaneous taxes and consulting, regulatory, accounting and advisory fees. These increases were slightly offset by a $2.3 million decrease in other operating expenses, a $1.2 million decrease in restructuring and merger related expenses and a $1.0 million decrease in ATM and electronic banking interchange expenses. Excluding restructuring and merger-related expenses, non-interest expense increased $4.4 million or 5.3% from the second quarter of 2021 to the second quarter of 2022.

Salaries and wages increased $3.8 million or 10.1% in the second quarter of 2022 as compared to the second quarter of 2021 due to higher salary expense related to the normal merit increases and the hourly wage increase that occurred mid-year 2021 as well as higher bonus and stock option accruals and lower deferred loan contra origination costs. Average full time equivalent employees increased by 2.0% from the second quarter of 2021 to the second quarter of 2022 due to targeted hiring of loan officers. Salaries and wages increased by $5.8 million or 7.8% in the first six months of 2022 as compared to the first six months of 2021.

Employee benefits expense decreased $0.5 million or 5.9% in the second quarter of 2022 as compared to the second quarter of 2021 due specifically to a $1.6 million decrease in deferred compensation plan expense, which relates to the decline in the market value of the underlying investments. These decreases were slightly offset by increased recruiting expense and higher health insurance expense. Employee benefits expense decreased $1.7 million or 8.5% in the first six months of 2022 as compared to the first six months of 2021.

Equipment and software costs increased $0.4 million or 5.8% in the second quarter of 2022 as compared to the second quarter of 2021, due primarily to the movement of online banking costs following the core conversion in the third quarter of 2021 from other operating expenses. Equipment and software costs increased $1.7 million or 11.9% in the first six months of 2022 as compared to the first six months of 2021.

FDIC insurance expense increased $1.8 million or 970.2% in the second quarter of 2022 as compared to the second quarter of 2021 due primarily to certain prior period reporting adjustments resulting in a $1.0 million refund that was received in the second quarter of 2021 as well as an increase in the assessment rate.

Restructuring and merger-related expenses in the second quarter of 2022 totaled $0.1 million, a decrease of $1.2 million as compared to the second quarter of 2021. The expenses in the second quarter of 2022 consisted of fixed asset writedowns and lease termination expenses associated with the closure of eleven branches in the second quarter of 2022 as a result of the continued execution of the branch optimization strategy. The restructuring and merger-related expenses in the second quarter of 2021 totaling $1.2 million were comprised of $0.6 million in core conversion-related expenses and $0.6 million in accrued branch closure and severance expenses associated with the closure of six branches in the third quarter of 2021.

ATM and electronic banking interchange expenses decreased by $1.0 million or 38.3% in the second quarter of 2022 as compared to the second quarter of 2021 due to a reduction in ACH and ATM processing charges related to a change in providers that occurred in conjunction with our core banking software system conversion in the third quarter of 2021.

Other operating expenses decreased by $2.3 million or 39.1% in the second quarter of 2022 as compared to the second quarter of 2021 due mostly to lower legal costs associated with the resolution of a lawsuit in the second quarter of 2021. Also contributing to the decrease is the previously mentioned movement of online banking costs, following the core conversion in 2021, into equipment and software costs. Other operating expenses decreased $3.9 million or 35.4% in the first six months of 2022 as compared to the first six months of 2021.

INCOME TAXES

The provision for income taxes was $10.2 million for the three months ended June 30, 2022, which is an $8.3 million decrease compared to $18.6 million for the three months ended June 30, 2021. The decrease in the provision for income taxes is due to a $36.2 million decrease in pre-tax income from the second quarter of 2021 and an accompanying decrease in the effective tax rate to 19.4% in the second quarter of 2022 compared to 20.9% in the second quarter of 2021. This lower pre-tax income was primarily due to a $21.0 million negative provision for credit losses recorded in the second quarter of 2021, as compared to a $0.8 million negative provision in the second quarter of 2022.

FINANCIAL CONDITION

Total assets and shareholders’ equity decreased 0.8% and 8.4%, respectively, while deposits remained virtually unchanged compared to December 31, 2021. Total securities increased $145.6 million or 3.6% from December 31, 2021 to June 30, 2022, primarily driven by the purchase of mortgage-backed securities and municipal obligations. The securities’ increase was partially offset by a $225.2 million increase in unrealized losses in the available-for-sale portfolio. Total portfolio loans, excluding PPP loans, increased $611.2 million or 6.4% as new originations outpaced pay downs. Forgiveness related to the 2020 and 2021 PPP loan programs totaled $136.0 million through the first six months of 2022. Deposits were virtually unchanged from year-end, as increases of 5.2%, 1.8%, and 0.3% in savings deposits, money market deposits, and demand deposits, respectively, were mostly offset by a 14.5% decrease in certificates of deposit. The growth in transaction-based accounts is primarily attributable to increased personal savings, focused retail and business strategies to obtain more account relationships and customers’ preferences for shorter-term maturities. Deposits were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The decrease in certificates of deposit is a result of lower overall rates and management periodically offering lower-than-median competitive rates for maturing certificates of deposit as well as customer preferences for other deposit types. Total borrowings increased 20.2% or $92.9 million during the first six months of 2022 primarily as the result of a $150.0 million issuance of subordinated debentures at the parent company as qualifying Tier 2 risk-based capital and a $6.1 million increase in other short-term borrowings, which were partially offset by the $61.3 million pay down of maturing FHLB advances. Total shareholders’ equity decreased approximately $225.2 million or 8.4%, compared to December 31, 2021, primarily due to a $170.9 million decrease in other comprehensive income and the repurchase of common shares totaling $99.4 million, which were partially offset by net income exceeding dividends for the period by $41.1 million.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2022	2021	Change ($)	Change (%)
Equity securities (at fair value)	$11,413	$13,466	$(2,053)	(15.2)
Available-for-sale debt securities (at fair value)
U.S. Government sponsored entities and agencies	248,929	236,978	11,951	5.0
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,089,287	2,285,213	(195,926)	(8.6)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	431,828	367,493	64,335	17.5
Obligations of states and political subdivisions	99,310	106,340	(7,030)	(6.6)
Corporate debt securities	15,297	17,438	(2,141)	(12.3)
Total available-for-sale debt securities	$2,884,651	$3,013,462	$(128,811)	(4.3)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$5,004	$5,944	$(940)	(15.8)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	50,587	58,147	(7,560)	(13.0)
Obligations of states and political subdivisions	1,200,398	907,649	292,749	32.3
Corporate debt securities	25,306	33,083	(7,777)	(23.5)
Total held-to-maturity debt securities	1,281,295	1,004,823	276,472	27.5
Total securities	$4,177,359	$4,031,751	$145,608	3.6
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	1.85%	1.55%
As a % of total securities	69.3%	75.1%
Weighted average life (in years)	6.0	5.0
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	2.96%	2.92%
As a % of total securities	30.7%	24.9%
Weighted average life (in years)	9.3	5.6
Total securities:
Weighted average yield at the respective period end (2)	2.17%	1.89%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	7.0	5.2

(1)
At June 30, 2022 and December 31, 2021, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased by $145.6 million or 3.6% from December 31, 2021 to June 30, 2022. Through the first six months of the year, the available-for-sale portfolio decreased by $128.8 million or 4.3%, primarily due to the decrease in market prices as rates began to rise, particularly in the second half of the first quarter and continuing through the second quarter. The held-to-maturity portfolio increased by $276.5 million or 27.5% due to $330.7 million in purchases of municipal bonds. The weighted average yield of the portfolio increased 28 basis points from 1.89% at December 31, 2021 to 2.17% at June 30, 2022, primarily due to decreased prepayment speeds on mortgage-backed securities as a result of the market rate increase, increased purchases of higher yielding municipal bonds and increases in the indices tied to variable rate securities.

Total gross unrealized securities losses increased $321.7 million from $40.3 million at December 31, 2021 to $362.0 million at June 30, 2022. The increase in unrealized losses from December 31, 2021 was due to the increase in market rates in 2022 to date, causing market prices to decrease on most securities purchased or acquired during the lower-yielding environment of the prior two years. Wesbanco did not allocate any allowance for credit losses to the unrealized losses on available-for-sale debt securities at June 30, 2022. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2022 and December 31, 2021 were $175.8 million and $4.7 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax (losses) gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were ($127.7) million at June 30, 2022, compared to $23.6 million at December 31, 2021. With approximately 31% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $9.3 million and $7.0 million as of June 30, 2022 and December 31, 2021, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

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

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2022		December 31, 2021
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$919,416	9.0	$833,880	8.5
Improved property	4,933,148	48.2	4,705,088	48.2
Total commercial real estate	5,852,564	57.2	5,538,968	56.7
Commercial and industrial	1,523,046	14.9	1,427,645	14.7
Commercial and industrial - PPP	26,722	0.3	162,675	1.7
Residential real estate	1,907,875	18.7	1,721,378	17.6
Home equity	597,845	5.8	605,682	6.2
Consumer	300,637	2.9	277,130	2.8
Total portfolio loans	10,208,689	99.8	9,733,478	99.7
Loans held for sale	17,560	0.2	25,277	0.3
Total loans	$10,226,249	100.0	$9,758,755	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $475.2 million from December 31, 2021, while they decreased $148.5 million or 1.4% over the last twelve months. The year-over-year decrease was due to the forgiveness of $532.2 million in PPP loans over the last twelve months, of which $26.7 million remain in the portfolio as of June 30, 2022. Excluding PPP loans, total portfolio loans increased over the last twelve months by 3.8%, driven by a 56.3% growth in land and construction loans due to increased originations and 17.4% higher residential real estate balances, which stems from continued efforts to sell fewer loans into the secondary market. Increased originations also provided 8.9% growth in consumer loans over the 12 month period. Partial offsets were created by continued low commercial line of credit utilization and the higher than anticipated payoffs of commercial real estate loans, which are down 3.6%, and commercial and industrial loans, which are down 3.3%. Low utilization and increased payoffs have also affected HELOCs, which are down 5.3%. The first quarter of 2022 provided a promising start to the year, which has continued into the second quarter as both commercial and retail loans have shown significant growth year-to-date. Excluding PPP loans, total portfolio loans increased 12.7% on an annualized basis from December 31, 2021.

Total loan commitments of $4.5 billion, including loans approved but not closed, increased $653.4 million or 17.1% from December 31, 2021 due primarily to increases in loans approved but not closed and availabilities under lines of credit. The average line utilization percentage for the commercial portfolio was 37.2% for the three months ended June 30, 2022 compared to 35.1% for the three months ended December 31, 2021.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

Loans held for sale at both June 30, 2022 and December 31, 2021 are originated residential mortgages that are committed to be sold into the secondary market. Loans held for sale decreased by $7.7 million or 30.5% from December 31, 2021 due to continued efforts to keep more originations in the loan portfolio as well as lower originations in general.

Wesbanco has participated in the PPP loan program as originally established by the CARES Act. As of June 30, 2022 the Company has funded nearly 11,300 loans totaling $1.2 billion to qualifying small businesses, non-profits and organizations throughout our six-state footprint. The loans carry an interest rate of 1%, are generally for a two-year or five-year maturity, and were originated with a percentage fee paid by the SBA directly to the Bank depending on the size of the loan originated. At June 30, 2022, remaining unaccreted fees, net of deferred origination costs, were $1.1 million, substantially all of which is attributable to 2021 originated PPP loans. The loans are subject to forgiveness by the SBA under certain defined circumstances; a high percentage of such loans have met such requirements (as revised) in previous quarters, and most remaining PPP loans are anticipated to meet these requirements as well. $851.7 million, or 99.9%, of 2020-originated PPP loans and $347.8 million, or 93.1%, of 2021-originated PPP loans have been forgiven as of June 30, 2022.

Wesbanco met the needs of the communities it serves by providing appropriate relief tailored to the individual needs of the customer, ranging from three months of interest-only for those minimally impacted, up to and including full principal and interest deferral for six months for those significantly impacted, while also providing additional tailored relief to the hospitality industry where appropriate. The relief was provided in as many as three phases depending on the circumstances. Under the CARES Act, Wesbanco modified approximately 3,553 loans totaling $2.2 billion, of which a total of $31.2 million, representing 0.3% of total portfolio loans, remain in deferral as of June 30, 2022. As of June 30, 2022, an additional $91.7 million of commercial loans had various payment terms modified in exchange for enhancements beneficial to the Bank which were permanent improvements to the credit facility. Changes include an increase in floor rates, increase in guarantors and duration of guarantees and a change in covenants. None of the aforementioned loans were considered delinquent as of June 30, 2022, while two loans totaling $0.3 million were on non-accrual status.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans and TDRs, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans:
Commercial real estate - land and construction	$—	$73
Commercial real estate - improved property	7,043	7,715
Commercial and industrial	4,275	5,064
Residential real estate	15,111	17,190
Home equity	4,909	5,163
Consumer	376	537
Total non-accrual loans (1)	31,714	35,742
TDRs accruing interest:
Commercial real estate - land and construction	53	—
Commercial real estate - improved property	361	374
Commercial and industrial	183	192
Residential real estate	2,698	2,875
Home equity	254	277
Consumer	30	28
Total TDRs accruing interest (1)	3,579	3,746
Total non-performing loans	$35,293	$39,488
Other real estate owned and repossessed assets	31	—
Total non-performing assets	$35,324	$39,488
Non-performing loans/total portfolio loans	0.35%	0.41%
Non-accrual loans/total portfolio loans	0.31%	0.37%
Non-performing assets/total assets	0.21%	0.23%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.35%	0.41%
(1)
TDRs on non-accrual of $2.1 million as of June 30, 2022 and $1.5 million as of December 31, 2021, respectively, are included in total non-accrual loans.

Non-performing loans, which consist of non-accrual loans and TDRs, decreased $4.2 million or 10.6%, from December 31, 2021. $4.0 million of the decrease is attributable to non-accrual loans, while the other $0.2 million is due to TDRs. (Please see the Notes to the Consolidated Financial Statements for additional discussion.)

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due as of December 31, 2019, as well as other requirements. Based on this guidance, Wesbanco did not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regards to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Wesbanco has offered various deferred payment schedules to commercial and retail customers impacted by the COVID-19 pandemic, depending on the type of loan and the industry-type for commercial loans. Such deferrals primarily took place in 2020, with a few in late 2021. It is exceedingly rare for a new loan deferral to occur in 2022.

At June 30, 2022 and December 31, 2021, formal foreclosure proceedings were in process on residential real estate loans totaling $4.1 million and $4.0 million, respectively. Previously, as a result of provisions of the CARES Act, certain residential real estate loans were temporarily suspended from entering foreclosure proceedings, which included $0.8 million of loans as of December 31, 2021. Since this moratorium had substantially ended during the first quarter of 2022, there are currently no loans suspended from entering foreclosure proceedings.

The following table presents past due and accruing loans excluding non-accrual and TDRs:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDRs

(unaudited, dollars in thousands)	June 30, 2022	December 31, 2021
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$51
Commercial real estate - improved property	7,223	3,042
Commercial and industrial	452	559
Residential real estate	1,175	2,840
Home equity	391	685
Consumer	319	627
Total loans past due 90 days or more	9,560	7,804
Loans past due 30 to 89 days:
Commercial real estate - land and construction	703	—
Commercial real estate - improved property	18,228	14,001
Commercial and industrial	4,248	3,442
Residential real estate	2,792	4,513
Home equity	2,412	2,528
Consumer	3,005	2,668
Total loans past due 30 to 89 days	31,388	27,152
Total loans 30 days or more past due	$40,948	$34,956
Loans past due 90 days or more and accruing to total portfolio loans	0.09%	0.08%
Loans past due 30-89 days and accruing to total portfolio loans	0.31%	0.28%

Loans past due 30 days or more and accruing interest, excluding non-accruals and TDRs, increased $6.0 million or 17.1% from December 31, 2021. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due increased $1.8 million and represented 0.09% and 0.08% of total portfolio loans at June 30, 2022 and December 31, 2021, respectively. The 30 – 89 days past due category represented 0.31% of total portfolio loans at June 30, 2022 and 0.28% at December 31, 2021. Loans currently modified as permitted by the regulatory authorities and the CARES Act are not included in Tables 13 or 14, as they are not considered past due.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of June 30, 2022, the total allowance for credit losses – loans and commitments was $125.1 million, of which $117.4 million related to loans and $7.7 million related to loan commitments. The allowance for credit losses – loans was 1.15% of total portfolio loans as of June 30, 2022, compared to 1.25% as of December 31, 2021. Excluding PPP loans, the allowance for credit losses – loans was 1.15% of total portfolio loans as of June 30, 2022, as compared to 1.27% of total portfolio loans at December 31, 2021. There is no calculated allowance on PPP loans due to their government guarantees by the SBA.

The allowance for credit losses - loans individually-evaluated increased $0.4 million from December 31, 2021 to June 30, 2022. The population of individually-evaluated loans consisted primarily of eight hotel loans, with a total outstanding loan balance of $40.2 million. The allowance for loans collectively-evaluated decreased from December 31, 2021 to June 30, 2022 by $4.6 million.

The allowance for credit losses - loan commitments was $7.7 million at June 30, 2022 as compared to $7.8 million as of December 31, 2021, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of June 30, 2022, the forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.0%, and subsequently increase to 4.4% over the remainder of the forecast period. The improvement in the COVID qualitative factors, including those specifically for the hospitality portfolio, caused the allowance to decrease from December 31, 2021 to June 30, 2022, by $4.3 million.

If forecasted projections of national unemployment remain consistent with the forecast utilized by Wesbanco as of June 30, 2022 throughout the rest of the year, this may result in future quarterly increases in the allowance for credit losses, depending upon other model variables such as qualitative factors specifically for hotels and the COVID-19 pandemic.

Criticized and classified loans were 3.14% of total portfolio loans at June 30, 2022, decreasing from 3.75% at December 31, 2021. Criticized and classified loans decreased from $364.5 million at December 31, 2021 to $320.1 million at June 30, 2022. The $44.4 million decline is primarily due to upgrades on certain hospitality loans. See Footnote 4, “Loans and the Allowance for Credit Losses” for more information.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	June 30, 2022	Percent of Total	December 31, 2021	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$8,107	6.5	$7,310	5.6
Commercial real estate - improved property	59,557	47.7	65,355	50.5
Commercial and industrial	28,168	22.5	26,875	20.8
Residential real estate	14,931	11.9	15,401	11.9
Home equity	777	0.6	724	0.6
Consumer	4,304	3.4	3,737	2.9
Deposit account overdrafts	1,559	1.2	2,220	1.7
Total allowance for credit losses - loans	$117,403	93.8	$121,622	94.0
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$4,876	3.9	$4,180	3.2
Commercial real estate - improved property	—	0.0	201	0.2
Commercial and industrial	209	0.2	1,497	1.2
Residential real estate	2,158	1.7	1,576	1.2
Home equity	63	0.1	49	0.0
Consumer	412	0.3	272	0.2
Total allowance for credit losses - loan commitments	7,718	6.2	7,775	6.0
Total allowance for credit losses - loans and loan commitments	$125,121	100.0	$129,397	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at June 30, 2022.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Deposits
Non-interest bearing demand	$4,738,830	$4,590,895	$147,935	3.2
Interest bearing demand	3,258,871	3,380,056	(121,185)	(3.6)
Money market	1,770,859	1,739,750	31,109	1.8
Savings deposits	2,695,437	2,562,510	132,927	5.2
Certificates of deposit	1,105,305	1,292,652	(187,347)	(14.5)
Total deposits	$13,569,302	$13,565,863	$3,439	0.0

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 193 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits were virtually unchanged during the first six months of 2022. Savings deposits, money market deposit accounts, and demand deposits increased 5.2%, 1.8%, and 0.3%, respectively. The growth in transaction-based accounts is primarily attributable to increased personal savings and focused retail and business strategies to obtain more account relationships as well as customers’ overall preferences for shorter-term maturities. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. Money market deposits were influenced through Wesbanco’s participation in the Insured Cash Sweep (ICS®) money market deposit program. ICS® reciprocal balances totaled $623.9 million at June 30, 2022 compared to $641.1 million at December 31, 2021.

Certificates of deposit decreased $187.3 million from December 31, 2021 to June 30, 2022 due primarily to the effects of an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $37.7 million in outstanding balances at June 30, 2022, compared to $45.9 million in total outstanding balances at December 31, 2021. Certificates of deposit greater than $250,000 were approximately $222.0 million at June 30, 2022 compared to $313.2 million at December 31, 2021. Certificates of deposit of $100,000 or more were approximately $531.7 million at June 30, 2022 compared to $666.2 million at December 31, 2021. Certificates of deposit totaling approximately $719.4 million at June 30, 2022 with a cost of 0.39% are scheduled to mature within the next 12 months. Wesbanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Federal Home Loan Bank Borrowings	$122,650	$183,920	$(61,270)	(33.3)
Other short-term borrowings	147,964	141,893	6,071	4.3
Subordinated debt and junior subordinated debt	280,910	132,860	148,050	111.4
Total	$551,524	$458,673	$92,851	20.2

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. During the first six months of 2022, $61.3 million in available liquidity was used for FHLB borrowings maturities and other principal pay-downs with an average cost of 1.20%. There were no new FHLB advances during the period.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $148.0 million at June 30, 2022 compared to $141.9 million at December 31, 2021. There were no outstanding federal funds purchased at either June 30, 2022 or December 31, 2021.

Subordinated debt and junior subordinated debt balances increased by $148.1 million from December 31, 2021. The increase is due to the issuance of $150.0 million in aggregate principal amount of subordinated debentures by Wesbanco, Inc. on March 23, 2022. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month Term Secured Overnight Financing Rate plus 1.787%. The subordinated debentures are callable after five years, mature on April 1, 2032 and count towards Tier 2 capital.

Wesbanco renewed a revolving line of credit in August 2021, which is a senior obligation of the parent company, with another financial institution. This line of credit, which accrues interest at an adjusted LIBOR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either June 30, 2022 or December 31, 2021.

CAPITAL RESOURCES

Shareholders' equity decreased $225.2 million or 8.4% at June 30, 2022 from $2.7 billion at December 31, 2021. The decrease resulted from the repurchase of common shares totaling $99.4 million, the declaration of common and preferred shareholder dividends totaling $40.7 million and $5.1 million, respectively, and a $170.9 million other comprehensive loss for the six months ended June 30, 2022 exceeding net income during the current six-month period of $86.9 million. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.34 per share in February, representing a 3.0% increase over the prior quarterly rate and a cumulative 143% increase since 2010.

Wesbanco purchased 2,841,043 shares of its common stock on the open market at a total cost of $99.4 million or $34.99 per share during the six-month period ended June 30, 2022 under current share repurchase authorizations. The Board of Directors approved an additional stock repurchase plan on February 24, 2022 for the purchase of up to 3.2 million shares, which was in addition to prior plans that were utilized during the quarter. At June 30, 2022, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 1,750,574 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2022, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of June 30, 2022, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $98.3 million from the Bank.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at June 30, 2022 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized”, as the capital benefit approximated 17 to 25 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			June 30, 2022			December 31, 2021
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,525,940	9.51%	$641,836	$1,586,165	10.02%	$633,089
Common equity Tier 1	4.50%	6.50%	1,381,455	11.31%	549,568	1,441,681	12.77%	507,893
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,525,940	12.49%	732,757	1,586,165	14.05%	677,190
Total capital to risk-weighted assets	8.00%	10.00%	1,881,179	15.40%	977,009	1,795,661	15.91%	902,920
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,534,455	9.58%	$640,775	$1,529,227	9.68%	$631,920
Common equity Tier 1	4.50%	6.50%	1,534,455	12.61%	547,676	1,529,227	13.60%	505,967
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,534,455	12.61%	730,235	1,529,227	13.60%	674,622
Total capital to risk-weighted assets	8.00%	10.00%	1,609,695	13.23%	973,647	1,608,723	14.31%	899,496

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 60.1% at June 30, 2022 and deposit balances funded 80.8% of assets.

The following table lists the sources of liquidity from assets at June 30, 2022 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$450,009
Securities with a maturity date within the next year and callable securities	233,444
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	551,762
Loans held for sale	17,560
Accruing loans scheduled to mature	1,059,831
Normal loan repayments	1,515,476
Total sources of liquidity expected within the next year	$3,828,082

(1) Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.6 billion at June 30, 2022. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $719.4 million at June 30, 2022, with a weighted average cost of 0.39%, which includes jumbo regular certificates of deposit totaling $341.6 million with a weighted-average cost of 0.49%, and jumbo CDARS® deposits of $29.5 million with a weighted-average cost of 0.47%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $4.1 billion and $3.8 billion at June 30, 2022 and December 31, 2021, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At June 30, 2022, the Bank had unpledged available-for-sale securities with an amortized cost of $912.4 million, or 29.9% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. A significant portion of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015, to a total of $1.5 billion at June 30, 2022. Wesbanco’s held-to-maturity portfolio currently contains $1.2 billion of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at June 30, 2022. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at June 30, 2022, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $148.0 million at June 30, 2022 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $246.2 million in cash on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at June 30, 2022. Wesbanco is in compliance with all applicable loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2022, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $98.3 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $4.5 billion and $3.8 billion at June 30, 2022 and December 31, 2021, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 10, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act into law (the “LIBOR Act”). The LIBOR Act provides a clear and uniform federal solution for transitioning legacy contracts that either lack or contain insufficient contractual provisions addressing the permanent cessation of LIBOR by providing for the transition from LIBOR to a replacement rate and avoiding related litigation.

As early as 2018, in anticipation of the potential discontinuance of LIBOR, Wesbanco established a LIBOR transition committee to effectively manage the Company’s transition away from LIBOR in two phases. The first phase included adding additional fallback language to loan documents to allow Wesbanco to replace LIBOR with an equivalent rate index plus the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also, as part of the first phase, Wesbanco began quoting to the Treasury Rate published by the Federal Reserve Board instead of the ICE LIBOR Swap Index (which is tied to LIBOR) when repricing certain term loans and originating new loans. The second phase consists of working to continue to transition existing adjustable-rate loans that fluctuate monthly or periodically that are tied to LIBOR or the ICE LIBOR Swap Index. Wesbanco is tracking the dollar amount and number of loans tied to LIBOR or the ICE LIBOR Swap Index, monitoring current industry trends, and working with legal counsel to ensure the smooth transition away from LIBOR. As of June 30, 2022, Wesbanco had a total of $1.6 billion in loans tied to either LIBOR or the ICE LIBOR Swap index, of which $1.3 billion have a maturity date after June 30, 2023. As referenced above, the U.K. FCA and ICE Benchmark Administration has extended the date of publication of certain tenors of LIBOR through June 30, 2023, giving existing LIBOR based contracts time to mature. However, in compliance with and based upon the Agencies Joint Statements referenced above, Wesbanco has not offered LIBOR for new contracts after December 31, 2021. Accordingly, Wesbanco has initially chosen the 1M Term SOFR, which is published by the Chicago Mercantile Exchange, as an alternative replacement rate for LIBOR. Wesbanco may also continue to utilize the Wall Street Journal Prime Rate, the Treasury Rates, and other indexes as part of its lending program. At a date in the future, prior to the cessation of the publication of the one month LIBOR, Wesbanco will transition all remaining LIBOR based loans to the replacement index after notification to the impacted borrowers. This transition will be aided by the passage of the LIBOR Act. With respect to its back-to-back swap program, Wesbanco worked with its swap counterparty customers to institute and accept the International Swaps and Derivatives Association 2020 Interbank Offered Rate Fallbacks Protocol to address LIBOR cessation in swap transactions. Moreover, Wesbanco chose 1M Term SOFR as its replacement index for new loans in the bank’s back-to-back swap program, beginning on January 1, 2022.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at June 30, 2022 and December 31, 2021, assuming the above-noted interest rate increases, as compared to a base model. In the current interest rate environment, particularly for short-term rates, the 200 – 300 basis points decreasing changes for June 30, 2022 and the 100 – 300 basis points decreasing changes for December 31, 2021 are not shown due to the unrealistic and/or negative yield nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2022	December 31, 2021	Guidelines
+300	11.0%	17.5%	(15.0%)
+200	7.2%	11.7%	(10.0%)
+100	3.6%	6.0%	(7.5%)
-100	(7.3%)	N/A	(7.5%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of June 30, 2022 and December 31, 2021. Changes in EVE sensitivity since year-end 2021 relate to the increase in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	June 30, 2022	December 31, 2021	Guidelines
+300	(0.3%)	3.7%	(30.0%)
+200	(0.7%)	1.6%	(20.0%)
+100	(0.5%)	1.8%	(10.0%)
-100	(3.1%)	N/A	(10.0%)

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
•
adjusting terms for FHLB short-term maturing borrowings to balance asset/liability mismatches; or paying them off with excess liquidity;
•
using CDARS® and ICS® deposit programs to manage funding needs and overall liability mix; and
•
adjusting the size, mix or duration of the investment portfolio as part of liquidity and balance sheet management strategies.

Management is aware of the significant effect that inflation or deflation has upon interest rates and ultimately upon financial performance. Wesbanco’s ability to cope with inflation or deflation is best determined by analyzing its capability to respond to changing market interest rates, as well as its ability to manage the various elements of non-interest income and expense during periods of increasing or decreasing inflation or deflation. Wesbanco monitors the level and mix of interest-rate sensitive assets and liabilities through ALCO in order to reduce the impact of inflation or deflation on net interest income. Management also controls the effects of inflation or deflation by conducting periodic reviews of the prices, costs and terms of its various products and services, as well as competitive factors, by approving new products and services or adjusting the terms and availability of existing products and services for both Wesbanco as well as its business loan customers. Over the last few quarters, inflation has been trending higher and has impacted the cost of labor and purchased goods and services. Wesbanco is also monitoring the potential impact that inflation is having on single family home construction and multifamily properties as proposed rental rate caps and controls are put in place in areas across Wesbanco’s footprint.

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

CHANGES IN INTERNAL CONTROLS— There were no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2022, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time.

Other repurchases in the second quarter included those for Wesbanco's Employee Stock Ownership and 401(k) Plan and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2022				2,867,046

April 1, 2022 to April 30, 2022	419,416	$34.00	392,000	2,475,046
May 1, 2022 to May 31, 2022	569,350	$32.53	563,729	1,911,317
June 1, 2022 to June 30, 2022	162,635	$33.88	160,743	1,750,574
Total	1,151,401	$33.26	1,116,472	1,750,574

(1)
Total shares purchased consist of open market purchases transacted for employee benefit and dividend reinvestment plans, shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction and open market purchases for general corporate purposes.
(2)
Represents only open market repurchases for general corporate purpose and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 6. EXHIBITS

10.1

Employment Agreement, dated July 5, 2022, by and among Wesbanco, Inc., Wesbanco Bank, Inc. and Jeffrey H. Jackson (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 5, 2022)

10.2

Change in Control Agreement, dated July 5, 2022, by and among Wesbanco, Inc., Wesbanco Bank, Inc. and Jeffrey H. Jackson (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 5, 2022)

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

WESBANCO, INC.

Date: August 4, 2022	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)