Form 10-K
period 2022-12-31
WESBANCO INC
filed 2023-02-27
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2022, determined using a per share closing price on that date of $31.71, was $1,793,493,083.

As of February 15, 2023, there were 59,202,654 shares of Wesbanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Wesbanco, Inc.’s definitive proxy statement which will be filed by April 30, 2023 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2023 are incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2022, Wesbanco operated one commercial bank: Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”). The Bank has 194 branches and 188 ATM machines located in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. Total assets of Wesbanco as of December 31, 2022 approximated $16.9 billion. Wesbanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment is approximately $4.9 billion as of December 31, 2022. These assets are held by Wesbanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

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

CBIN Insurance Inc. is a captive insurance company, which issues policies to Wesbanco’s banking subsidiaries for certain risks that are not covered by the Company’s commercial insurances policies purchased from third-party carriers. It is in the process of winding up its business activities and is expected to be dissolved over the next 12 to 18 months.

Wesbanco has eleven capital trusts, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to Wesbanco. For more information regarding Wesbanco’s issuance of Trust Preferred Securities, please refer to Note 10, “Subordinated Debt and Junior Subordinated Debt” in the Consolidated Financial Statements.

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

As of December 31, 2022, none of Wesbanco’s subsidiaries were engaged in any operations in foreign countries, and only one had any transactions with customers in foreign countries. The Bank also provides letters of credit internationally for certain domestic customers and provides international wire services through a third-party correspondent bank.

WEBSITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

All of Wesbanco’s electronic filings for 2022 filed with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on Wesbanco’s website, www.wesbanco.com, through the “Investors” link as soon as reasonably practicable after Wesbanco files such material with, or furnishes it to, the SEC. Wesbanco’s SEC filings are also available through the SEC’s website at www.sec.gov. Wesbanco routinely posts important information on the Company's website in the "Investors" section. Wesbanco may also use its website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors section of the website in addition to following Wesbanco's press releases. SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, Wesbanco's website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.

Upon written request of any shareholder of record on December 31, 2022, Wesbanco will provide, without charge, a printed copy of this 2022 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: John Iannone, Wesbanco, Inc., 1 Bank Plaza, Wheeling, West Virginia 26003 (304) 905-7021.

HUMAN CAPITAL RESOURCES

At December 31, 2022, we employed 2,426 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 10 years while the average tenure of our executive officers was over 16 years. None of our employees are represented by collective bargaining agreements. We believe our relations with our employees are very good. The safety and care of our employees and their families as well as their communities is paramount for us.

Of our total employees, 9.6% or 232 were minorities with 82, or 35.3% of those officers. Of our 1,117 total officers, 598 or 53.6% were women. Our turnover rate for 2022 was 18.98%. Our turnover rate for officers was just 9.13% for 2022.

Our corporate culture has been established by senior management and overseen by our board of directors. Built upon our ‘Better Banking Pledge’ and our ‘Service & Support Pledge’, our culture, which is both customer and employee-centric, is focused on growing long-term relationships by pledging to serve all personal and business customer needs efficiently and effectively while treating our employees with dignity and respect. In 2022, Wesbanco completed its first annual employee engagement survey with preliminary positive results.

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

In addition, we have engaged in leadership training for senior and middle management supervisors. We annually assess talent through a specific Talent Development Program to identify, promote and build development plans among multiple levels of management. These efforts have resulted in Wesbanco being designated as one of the best workplaces in several markets, including Columbus and Western Pennsylvania.

Our hope is that this not only helps us evolve and grow as a company but that it also spreads to all of our other community efforts. In fact, during the past year alone, Wesbanco has made over $1.2 million of philanthropic donations in support of our communities across our footprint. Further, our employees are equally generous, providing technical assistance services and financial education to non-profit organizations and area schools that resulted in nearly 11,700 volunteer hours in 2022.

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

SUPERVISION AND REGULATION

As a bank holding company and a financial holding company under federal law, Wesbanco is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. Since Wesbanco is both a bank holding company and a financial holding company, Wesbanco can offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related to banking, securities underwriting, insurance (both underwriting and agency) and merchant banking. Wesbanco is now subject to additional supervision from the Federal Reserve Board and its primary banking regulators due to its exceeding the $10 billion asset threshold and seeks to ensure that sufficient resources are allocated to safety and soundness compliance with applicable laws, such as the Bank Secrecy Act, anti-money laundering regulations, and the Community Reinvestment Act (“CRA”), among others, and risk management and internal audit, among other functions, so that the enhanced requirements of the Federal Reserve Board and its primary banking regulators are met.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to Wesbanco’s shareholders. For the year ended December 31, 2022, Wesbanco declared cash dividends to its preferred and common shareholders of approximately $10.1 million and $81.3 million, respectively.

As of December 31, 2022, Wesbanco Bank was “well capitalized” under the definition in Section 324.403 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 324.403 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. Effective January 1, 2016, Wesbanco Bank and Wesbanco became subject to “capital conservation buffer” rules, phased in over a four year period which ended in 2019, which requires Wesbanco and Wesbanco Bank to have capital levels above the regulatory minimums to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2022, under West Virginia and FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $116.8 million from Wesbanco Bank. Additional information regarding dividend restrictions is set forth in Note 21, “Regulatory Matters,” in the Consolidated Financial Statements.

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

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. Beginning in 2019, Wesbanco Bank is considered to be a large bank for the purposes of the premium calculation because its total assets exceed $10 billion, and it is therefore subject to more continuous oversight by the FDIC. Large banks are subject to a more complex insurance premium calculation with additional loan-related and other risk factors involved which leads to an overall higher rate as compared to that of smaller banks. In 2022, Wesbanco Bank paid deposit insurance premiums of $7.2 million, compared to $4.5 million and $6.7 million in 2021 and 2020, respectively. The increase in 2022's premiums was due to higher quarterly assessment rates due to current financial ratios. In addition, the prior year included a $1.0 million refund, which was received in the second quarter of 2021 resulting from prior period call report adjustments. The FDIC adopted a final rule in October 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the Deposit Insurance Fund reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.

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

The federal regulatory authorities’ risk-based capital guidelines are currently based upon agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee issued a strengthened set of international capital and liquidity standards for banks and bank holding companies, known as “Basel III.” In July 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. The rule was effective January 1, 2015, subject to a transition period providing for full implementation on January 1, 2019. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA"), enacted into law in May 2018, exempts banks with total consolidated assets of less than $10 billion that exceed the community bank leverage ratio from the capital requirements under Basel III. Wesbanco Bank’s assets are in excess of $10 billion, however, so the exemption is not applicable.

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

As of December 31, 2022, Wesbanco’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 11.20%, 12.33% and 15.11%, respectively. Wesbanco made a timely permanent election to exclude accumulated other comprehensive income from regulatory capital. As of December 31, 2022, Wesbanco Bank’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 12.22%, 12.22% and 12.81%, respectively, all in excess of the minimum requirements. Neither Wesbanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2022, Wesbanco’s leverage ratio was 9.90% and the Bank’s leverage ratio was 9.80%.

As of December 31, 2022, Wesbanco had $133.5 million in junior subordinated debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $130.0 million underlying such junior subordinated debt were included in Tier 2 capital as of December 31, 2022, in accordance with regulatory reporting requirements. In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, permits bank holding companies with consolidated assets of less than $15 billion, which Wesbanco was through September 30, 2019, to continue counting existing trust preferred securities as Tier 1 capital until they mature. The final Basel III capital rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions of less than $15 billion in size, subject to a 25% limit of Tier 1 capital. The amount of trust preferred securities and certain other elements in excess of the 25% limit may be included in Tier 2 capital, subject to restrictions. As of December 31, 2022, Wesbanco’s total assets were above $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits. For more information regarding trust preferred securities, please refer to Note 10, “Subordinated and Junior Subordinated Debt” in the Consolidated Financial Statements.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a common equity Tier 1 ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio or common equity Tier 1 ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2022, as noted above in “Capital Requirements,” Wesbanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

An interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. This interim final rule was effective April 1, 2014 and did not have a material impact on Wesbanco for the year ended December 31, 2022.

The Federal Reserve Board revised the Volcker Rule, issuing a final rule in November 2019. Under the new rule, banking entities with gross consolidated trading assets and liabilities between $1 billion and $20 billion will be subject to a simplified compliance program because they will be considered to have “moderate” trading assets. The new rule was effective January 1, 2020; however, Wesbanco is not subject to the moderate trading compliance program because Wesbanco has gross consolidated trading assets and liabilities below $1 billion.

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

Additionally, section 165(i)(2) of the Dodd-Frank Act, as amended by the EGRRCPA, requires annual company-run stress tests for bank holding companies with total consolidated assets greater than $100 billion.

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

The CARES Act permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as troubled debt restructuring ("TDRs") and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Economic Aid act further extended the relief granted by the CARES Act for TDRs by one year to December 31, 2021. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications. See Note 1 and Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about the COVID-19-related loan modifications completed by the company.

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

Concurrent with the enactment of the CARES Act, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provided financial institutions that adopted the Current Expected Credit Losses Accounting Standard ("CECL") during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Please see Note 21, “Regulatory Matters” for more information.

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, all banks are subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Home Mortgage

Disclosure Act, the Real Estate Settlement Procedures Act (“RESPA”), the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. The CFPB has consolidated the authority to write regulations implementing these and other laws. Wesbanco’s other subsidiaries that provide services relating to consumer financial products and services are subject to the CFPB’s regulations. As an institution formerly with assets of less than $10 billion, Wesbanco Bank historically had been examined by the FDIC for compliance with these rules. Through its acquisitions, the Bank’s assets exceeded $10 billion for four consecutive quarters, and in 2019 it came under CFPB supervision and examination. Relating to mortgage lending, the Dodd-Frank Act authorized the CFPB to issue new regulations governing the ability to repay, qualified mortgages, mortgage servicing, appraisals and compensation of mortgage lenders, all of which have been issued and have taken effect. They limit the mortgage products offered by the Bank and have an impact on timely enforcement of delinquent mortgage loans.

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

Community development and compliance with the CRA are vital and integrated components of the banking business at Wesbanco Bank. Wesbanco is committed to helping our communities thrive and prosper by being a leader in community development. The foundation of our values is grounded in our belief that the success of our communities is fundamental to the success of our company. Wesbanco has proven to be a leader in the community by providing loans, deposits and other banking services that are responsive to the financial needs of the community. The CRA requires Wesbanco Bank’s primary federal bank regulatory agency, the FDIC, to assess Wesbanco Bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. On December 19, 2019, the FDIC assigned a rating of “Outstanding” for the Bank’s community development performance for the period of October 2016 through July 2019. This is the highest rating awarded by federal regulators and the 2019 exam represented the Bank’s seventh consecutive “Outstanding” CRA rating. In 2022, the FDIC commenced an examination of Wesbanco's CRA performance for the period of August 2019 through September 2022, and the results are expected in the first quarter of 2023.

Wesbanco Bank received the “America Saves Designation of Savings Excellence for Banks,” a designation from America Saves that recognizes banks that went above and beyond to encourage people to save money during America Saves Week 2022. Wesbanco has been an active participant in America Saves Week since its inception in 2007 and this was Wesbanco’s seventh consecutive designation for savings excellence. The Wesbanco Bank Community Development Corporation (“Wesbanco CDC”), an affiliate of Wesbanco Inc., was nationally recognized by the American Bankers Association Foundation ("ABA Foundation") with a Community Commitment Award. In recognition of its strong performance and outreach, the ABA Foundation recognized Wesbanco CDC's New Markets Loan Program as the winner of the Community and Economic Development category. The Wesbanco CDC has received four allocations of New Markets Tax Credits, leveraging those funds to make over 219 loans totaling over $167 million for the benefit of businesses located in low-income, distressed communities, and creating over 6,200 jobs.

To achieve this level of success, in addition to providing a wide variety of conventional loan and deposit products, the Bank partners with a number of governmental and non-profit agencies to provide special programs to assist customers, especially low- and moderate-income customers, achieve their financial goals. For example, Wesbanco Bank leverages its membership in the Federal Home Loan Bank to sponsor Affordable Housing Program grant applications for non-profit organizations and developers of affordable housing, assistance through the First Front Door down payment program, Banking on Business loans for small businesses that may not be approved for conventional bank financing, and loans through the Community Lending Program. Additionally, Wesbanco has developed its own loan and deposit products to provide financing and savings options with innovative and flexible terms to meet identified needs. Wesbanco has also been a leader in providing community development lending within its CRA assessment areas. In the past five years, the Bank originated over $1.9 billion in community development loans, returning credit and capital to communities throughout our footprint. At the heart of Wesbanco Bank’s successful community development program is its commitment of time and resources to the communities it serves. Employees provide thousands of hours of technical assistance or financial education to organizations and agencies that promote community development and Wesbanco has deployed hundreds of thousands of dollars in philanthropic donations to worthy organizations serving local communities throughout its footprint.

The three primary banking regulators continue to prioritize CRA modernization in their respective regulatory agendas and have committed to working together to issue a joint interagency proposal, which is likely to be released in 2023.

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

GLOBAL pandemics COULD adversely affect THE OPERATIONS OF us and our customers.

The spread of global pandemics could create a global public-health crisis, as previously seen with that of the COVID-19 pandemic, that can result in widespread volatility and deteriorations in household, business, economic, and market conditions. Pandemics can cause many state governments to enact social distancing requirements, which could adversely impact the economy due to the vast restrictions and forced closures of non-essential businesses during the quarantine periods. As a result, many of our customers would be adversely affected by business closures, staffing issues and/or other business restrictions. Accordingly, global pandemics may result in a significant decrease in our customers’ business and/or cause our customers to be unable to meet existing payment or other obligations to us. These adverse impacts on the businesses of our customers could cause a material adverse effect to our business, financial condition, and results of operations.

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank serves both individuals and business customers primarily throughout West Virginia, Ohio, western Pennsylvania, Kentucky, Indiana, Maryland, northern Virginia and central Tennessee. The substantial majority of Wesbanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of Wesbanco are affected by local and regional economic conditions, as well as national economic conditions. A downturn in these economies could have a negative impact on Wesbanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of Wesbanco’s loan portfolio requiring Wesbanco to charge-off a higher percentage of loans and/or increase its allowance for credit losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by Wesbanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result, the Bank may have to borrow funds at higher rates in order to meet liquidity needs. Volatility in oil and gas prices may impact shale gas activity in West Virginia, Ohio and Pennsylvania, which may somewhat negatively impact local and regional economic conditions, affecting both commercial and retail customers, resulting in potentially lower oil and gas related royalty deposits and potential credit deterioration in the loan portfolio.

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

As of December 31, 2022, Wesbanco had $133.5 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $130.0 million underlying such junior subordinated debt were previously included in Tier 1 capital in accordance with regulatory reporting requirements prior to December 31, 2019. Rules issued in 2013 generally exclude trust preferred securities from Tier 1 capital beginning in 2015. A grandfather provision permitted bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until maturity. As of December 31, 2019, Wesbanco’s assets were greater than $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits.

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

SEVERE WEATHER, NATURAL DISASTERS, DISEASE PANDEMICS, ACTS OF WAR OR TERRORISM, INTERNATIONAL HOSTILITIES, DOMESTIC CIVIL UNREST AND OTHER EXTERNAL EVENTS COULD SIGNIFICANTLY ADVERSELY IMPACT WESBANCO’S BUSINESS.

The unpredictable nature of events such as severe weather, natural disasters, disease pandemics, acts of war or terrorism, international hostilities, domestic civil unrest and other adverse external events could have a significant impact on Wesbanco’s ability to conduct business. If any of our financial, accounting, network or other information processing systems fail or have other significant shortcomings due to external events, Wesbanco could be materially adversely affected. Third parties with which Wesbanco does business could also be sources of operational risk to Wesbanco, including the risk that the third parties’ own network and information processing systems could fail. Any of these occurrences could materially diminish Wesbanco’s ability to operate or result in potential liability to customers, reputational damage, and regulatory intervention, any of which could materially adversely affect Wesbanco. Such events could affect the stability of Wesbanco’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair Wesbanco’s liquidity, result in loss of revenue, and/or cause Wesbanco to incur additional expenses.

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

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT WESBANCO’S BANKING BUSINESS.

Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond Wesbanco’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Wesbanco Bank’s net interest income can be affected significantly by changes in market interest rates and the shape of the yield curve. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place and with an asset-sensitive balance sheet at year-end that should benefit net interest income as interest rates increase, Wesbanco cannot be certain that changes in interest rates or the shape of the interest rate yield curve will not negatively impact its results of operations or financial position. The increase in interest rates in 2022 caused a decrease in the fair value of securities within our investment portfolio of which the unrealized losses were recorded in other comprehensive income.

In a period of rising rates with a relatively flat or inverted yield curve environment, Wesbanco’s cost of funds for banking operations may increase at a faster pace than loan and investment yields. The cost of funds may also increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and borrowings from the Federal Home Loan Bank (FHLB), correspondent banks, and other wholesale borrowing sources. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or higher deposit betas in relation to increases in federal funds rate increases, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

INTEREST RATES ON WESBANCO’S OUTSTANDING FINANCIAL INSTRUMENTS MIGHT BE SUBJECT TO CHANGE BASED ON THE REPLACEMENT OF LIBOR.

London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to become unavailable, to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates LIBOR, publicly announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021. The Federal Reserve Board has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred reference rate alternative to LIBOR for loan pricing and hedge accounting purposes. Once LIBOR is discontinued, if the proposed replacement rate for LIBOR differs materially from LIBOR, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates. On March 5, 2021, the U.K. FCA and Intercontinental Exchange (“ICE”) Benchmark Administration announced that the publication of the overnight, as well as, the one, three, six, and twelve month LIBOR rates will continue to be published through June 30, 2023. On October 20, 2021, the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC"), and the Federal Deposit Insurance Corporation along with the Consumer Financial Protection Bureau, National Credit Union Administration, and State Bank and Credit Union Regulators, issued an additional Joint Statement on Managing the LIBOR Transition to once again emphasize the expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR. The statement confirmed that entering into new contracts, including derivatives that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks, including litigation, operational, and consumer protection risks. On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act into law (the “LIBOR Act”). The LIBOR Act provides a clear and uniform federal solution for transitioning legacy contracts that either lack or contain insufficient contractual provisions addressing the permanent cessation of LIBOR by providing for the transition from LIBOR to a replacement rate and avoiding related litigation.

Transitioning from LIBOR to alternative rates also may result in operational errors during the transition such that the replacement rate is not applied in a timely manner or is incorrectly applied. This is particularly true given the volume of contracts that will require transition and the diversity of potential approaches to transition and given the possibility that the period during which the transition will need to take place may have a short duration. Similarly, our failure to successfully implement transition from LIBOR to alternative rates could result in regulatory scrutiny and actions by our regulators including fines and other supervisory sanctions. It is also possible that LIBOR quotes will become unavailable prior to the currently anticipated cessation dates. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

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

A HIGH PERCENTAGE OF WESBANCO’S LOAN PORTFOLIO IS IN WEST VIRGINIA, OHIO, PENNSYLVANIA, KENTUCKY, INDIANA, MARYLAND, VIRGINIA AND TENNESSEE AND IN COMMERCIAL AND RESIDENTIAL REAL ESTATE. DETERIORATIONS IN ECONOMIC CONDITIONS IN THIS AREA OR IN THE REAL ESTATE MARKET GENERALLY COULD BE MORE HARMFUL TO THE COMPANY COMPARED TO MORE DIVERSIFIED INSTITUTIONS.

As of December 31, 2022, approximately 20% of Wesbanco’s loan portfolio was comprised of residential real estate loans, and 57% was comprised of commercial real estate loans.

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

The Company’s CRE loan portfolio is concentrated predominantly in West Virginia, Ohio, Pennsylvania, Kentucky, Indiana, Maryland, northern Virginia and Tennessee. There is a wide variety of economic conditions within the local markets of the six states in which most of the company’s CRE loan portfolio is situated. Rates of employment, consumer loan demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas, cities and towns. Metropolitan markets comprise various submarkets where property values and demand can be affected by many factors, such as demographic makeup, geographic features, transportation, recreation, local government, school systems, utility infrastructure, tax burden, building-stock age, zoning and building codes, and available land for development. As a result of the high concentration of the company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market, which could lead to losses, which could have a material adverse effect on the business, financial condition and results of operations of the company.

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2022, approximately 34% of Wesbanco’s total securities portfolio was invested in municipal bonds. Although Wesbanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which Wesbanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of Wesbanco’s municipal portfolio is comprised of Build America bonds. Due to the government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions ("ERP") may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, Wesbanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force Wesbanco to sell a municipal bond at a price where amortized cost may not be recovered. Rising interest rates could also cause the current market values of our municipal bond portfolio to decline as they all have a fixed interest component. Any of the above default risks, early redemption risks and credit risks could cause Wesbanco to take impairment charges, which could be significant, that would negatively impact earnings.

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

RISKS RELATED TO ESTIMATES AND ASSUMPTIONS

CECL COULD RESULT IN SIGNIFICANT VOLATILITY OF THE ESTIMATION OF CREDIT LOSSES AND MAY HAVE A MATERIAL IMPACT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When Wesbanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Wesbanco’s goodwill was approximately $1.1 billion or 45% and $1.1 billion or 41% of stockholders’ equity as of December 31, 2022 and 2021, respectively. Under current accounting standards, if Wesbanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. Wesbanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Wesbanco completed such an impairment analysis in late 2022 and concluded that no impairment charge was necessary for the year ended December 31, 2022. Wesbanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

LOSS OF KEY EMPLOYEES COULD IMPACT GROWTH AND EARNINGS AND MAY HAVE AN ADVERSE IMPACT ON BUSINESS.

Our operating results and ability to adequately manage our growth are highly dependent on the services, managerial abilities and performance of our key employees, including executive officers and senior management. Our success depends upon our ability to attract and retain highly skilled and qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of management personnel. The loss of services, or the inability to successfully complete planned or unplanned transitions of key personnel approaching normal retirement age, could have an adverse impact on Wesbanco’s business, operating results and financial condition because of their skills, knowledge of the local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, the transition to increased work-from-home (remote or hybrid work environments) may exacerbate the challenges of attracting and retaining talented and diverse employees as job markets may be less constrained by physical geography. Filling open positions is also challenging in this environment and may adversely impact our business segments.

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

Although Wesbanco successfully raised $150 million of Series A preferred stock in 2020 and also issued $150 million of fixed-to-floating subordinated debentures in 2022, Wesbanco’s ability to raise additional Tier 1 or Tier 2 capital for parent company or banking subsidiary needs will depend on conditions and interest rates at that time in the capital markets, overall economic conditions, Wesbanco’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, Wesbanco will be able to raise additional equity or secured /unsecured debt that may count as Tier 1 or Tier 2 capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wesbanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2022, Wesbanco operated 194 banking offices in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, of which 141 were owned and 53 were leased. Wesbanco also operated ten loan production offices leased in West Virginia, Ohio, western Pennsylvania, Maryland, Indiana, Tennessee and northern Virginia. These leases expire at various dates through January 2062 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

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

At various building locations, Wesbanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $1.7 million, $1.8 million and $1.8 million in 2022, 2021 and 2020, respectively. For additional disclosures related to Wesbanco’s properties, other fixed assets and leases, please refer to Note 5, “Premises and Equipment” in the Consolidated Financial Statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Wesbanco’s common stock is quoted on the Nasdaq Global Select Stock Market under the symbol WSBC. The approximate number of record holders of Wesbanco’s $2.0833 par value common stock as of February 15, 2023 was 7,181. The number of holders does not include Wesbanco employees who have purchased stock or had stock allocated to them through Wesbanco’s Employee Stock Ownership and 401(k) plan (the “KSOP”). All Wesbanco employees who meet the eligibility requirements of the KSOP are included in this retirement plan.

As of December 31, 2022, Wesbanco had one active stock repurchase plan which was approved by the Board of Directors on February 24, 2022 for 3.2 million shares. This plan provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and/or employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 1,184,601 shares remaining for repurchase.

Repurchases in the fourth quarter included open market purchases and those for the KSOP and dividend reinvestment plans.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in Wesbanco’s stock repurchase plan and other purchases for the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2022				1,341,234

October 1, 2022 to October 31, 2022	184,177	$35.08	156,633	1,184,601
November 1, 2022 to November 30, 2022	1,148	40.26	—	1,184,601
December 1, 2022 to December 31, 2022	1,035	37.68	—	1,184,601
Total	186,360	$35.13	156,633	1,184,601

(1)
Total shares purchased consist of open market purchases in the KSOP and dividend reinvestment plans and open market purchases for general corporate purposes.
(2)
Represents only open market repurchases for general corporate purposes.

The following graph shows a comparison of cumulative total shareholder returns for Wesbanco, the Russell 2000 Index and the S&P Regional Banks Select Industry Index. The total shareholder return assumes a $100 investment in the common stock of Wesbanco and each index since December 31, 2017 with reinvestment of dividends.

	Period Ending
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Index	2017	2018	2019	2020	2021	2022
Wesbanco, Inc.	100.00	92.61	98.67	82.44	99.98	109.86
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
S&P Regional Banks Select Industry Index	100.00	81.23	103.68	96.33	134.76	114.88

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis ("MD&A) represents an overview of the results of operations and financial condition of Wesbanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Wesbanco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 28, 2022.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-Qs for the prior quarters ended March 31, June 30 and September 30, 2022, respectively, and documents subsequently filed by Wesbanco which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions, changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the SIPC, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

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

Allowance for Credit Losses— Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit-deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include, but are not limited to, loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified in a TDR. Upon adoption of this standard, acquired loans from prior acquisitions that met the guidelines under ASC 310-30 (formerly known as “purchased credit-impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit-impaired”) from prior acquisitions continues to accrete through interest income over the life of such loans.

After the forecast period, Wesbanco reverts back to historical loss rates for a period of up to three years, adjusting for prepayments and curtailments, to estimate losses over the remaining life of loans. The most sensitive assumptions include the length of the forecast and reversion periods, forecast of unemployment and interest rate spreads and prepayment speeds. See Note 4, “Loans and Allowance for Credit Losses” for further detail.

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

The allowance for credit losses specific to loans reflects the risk of loss in the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the PD / LGD approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads. Management relies on macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee forecast and other third party forecasts from well recognized, leading economists. These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgement of what can be reasonably supported. The model reversion period ranges from immediate to up to three years.

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

Intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset with a finite useful life is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset. Wesbanco does not have any indefinite-lived intangible assets. As of December 31, 2022, there were no indicators of impairment related to goodwill or to intangible assets with finite useful lives.

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

Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Acquired loans are classified into two categories; PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized in the current period provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

EXECUTIVE OVERVIEW

Net income available to common shareholders decreased $50.1 million or 22.6% to $182.0 million in 2022 compared to 2021. Net income available to common shareholders excluding after-tax restructuring and merger-related expenses (non-GAAP measure) decreased $54.1 million or 22.8% to $183.3 million. These decreases were due in large part to the net benefit in the provision for credit losses in 2022 of $1.4 million (net of tax) compared to the net benefit in the 2021 provision of $51.6 million (net of tax). Net interest income increased $16.4 million or 3.6% from 2021, primarily due to loan growth and a rising rate environment. Non-interest income decreased $15.4 million or 11.6% in 2022 compared to 2021, driven by a $14.4 million decrease in mortgage banking income due to lower volume and the retention of more residential mortgage originations. Offsetting the overall decrease somewhat, both service charges on deposits and bank-owned life insurance increased year-over-year by $3.9 million and $1.8 million, respectively. Excluding restructuring and merger-related expenses, non-interest expense increased $8.8 million or 2.5%, driven by increases in salaries and wages, FDIC insurance and equipment and software expense.

Total assets as of December 31, 2022 remained relatively flat at $16.9 billion compared to December 31, 2021. As of December 31, 2022, total portfolio loans were $10.7 billion compared to $9.7 billion at December 31, 2021, reflecting a 10.0% increase year-over year. The loan growth funding is reflected within the decrease in cash of $842.9 million or 67.4% at December 31, 2022 compared to December 31, 2021. Criticized and classified loan balances decreased to 2.34% of total portfolio loans, as compared to 3.75% at December 31, 2021. As a result of improved macroeconomic factors, the provision for credit losses decreased to ($1.7) million for the year 2022 compared to ($64.3) million in 2021. Annualized net loan charge-offs to average loans for the full year period remained flat compared to 2021 at two basis points for 2022. In March of 2022, Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month SOFR plus a spread of 1.787%. The subordinated debentures are callable after five years, mature on April 1, 2032 and count towards Tier 2 Capital.

Wesbanco continues to maintain what we believe are strong regulatory capital ratios, as both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators and the BASEL III capital standards. At December 31, 2022, Tier I leverage was 9.90%, Tier I risk-based capital was 12.33%, total risk-based capital was 15.11%, and the common equity Tier 1 capital ratio was 11.20%. Tangible equity to tangible assets decreased to 8.19% at period-end from 9.84% as of December 31, 2021, due to reduced shareholders' equity balances resulting from stock repurchases occurring throughout 2022, as well as declines in accumulated other comprehensive income.

Strong earnings enabled Wesbanco to increase the quarterly dividend to $0.34 and $0.35 per share in the first quarter and fourth quarters of 2022, respectively, the fifteenth and sixteenth increase over the last twelve years, cumulatively representing a 150% increase over that period.

Selected financial ratios for the years ended December 31, 2022, 2021 and 2020 are presented in the table below:

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2022	2021	2020
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$3.03	$3.54	$1.78
Earnings per common share—diluted	3.02	3.53	1.77
Earnings per common share—diluted, excluding certain items (1)(2)	3.04	3.62	1.88
Dividends declared per common share	1.37	1.32	1.28
Book value at year end	38.55	40.91	39.17
Tangible book value at year end (1)	19.43	22.61	21.75
Average common shares outstanding—basic	60,047,177	65,520,527	67,260,796
Average common shares outstanding—diluted	60,215,374	65,669,970	67,310,584
Period end common shares outstanding	59,198,963	62,307,245	67,254,706
Period end preferred shares outstanding	150,000	150,000	150,000
SELECTED RATIOS
Return on average assets	1.08%	1.37%	0.73%
Return on average assets, excluding certain items (1)(2)	1.09	1.40	0.77
Return on average tangible assets (1)	1.21	1.53	0.85
Return on average tangible assets, excluding certain items (1)(2)	1.22	1.56	0.90
Return on average equity	7.23	8.40	4.50
Return on average equity, excluding certain items (1)(2)	7.29	8.59	4.79
Return on average tangible equity (1)	13.78	14.89	8.61
Return on average tangible equity, excluding certain items (1)(2)	13.88	15.22	9.12
Return on average tangible common equity (1)	15.39	16.35	8.94
Return on average tangible common equity, excluding certain items (1)(2)	15.50	16.71	9.47
Net interest margin (3)	3.20	3.11	3.37
Efficiency ratio (1)	59.53	58.22	56.38
Average loans to average deposits	74.21	78.11	91.66
Allowance for credit losses - loans to total loans	1.10	1.25	1.72
Allowance for credit losses - loans to total non-performing loans	284.41	308.00	455.38
Non-performing assets to total assets	0.25	0.23	0.25
Net loan charge-offs to average loans	0.02	0.02	0.06
Average shareholders’ equity to average assets	14.90	16.33	16.13
Tangible equity to tangible assets (1)	8.19	9.84	10.52
Tangible common equity to tangible assets (1)	7.28	8.92	9.58
Tier 1 leverage ratio	9.90	10.02	10.51
Tier 1 capital to risk-weighted assets	12.33	14.05	14.72
Total capital to risk-weighted assets	15.11	15.91	17.58
Common equity tier 1 capital ratio (CET 1)	11.20	12.77	13.40
Dividend payout ratio	45.36	37.39	72.32
Trust assets at market value (4)	$4,878,479	$5,644,975	$5,025,565

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

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2022	2021	2020
Tangible common equity to tangible assets:
Total shareholders’ equity	$2,426,662	$2,693,166	$2,756,737
Less: goodwill and other intangible assets, net of deferred tax liability	(1,131,990)	(1,140,111)	(1,149,161)
Tangible equity	1,294,672	1,553,055	1,607,576
Less: preferred shareholders' equity	(144,484)	(144,484)	(144,484)
Tangible common equity	1,150,188	1,408,571	1,463,092
Total assets	16,931,905	16,927,125	16,425,610
Less: goodwill and other intangible assets, net of deferred tax liability	(1,131,990)	(1,140,111)	(1,149,161)
Tangible assets	$15,799,915	$15,787,014	$15,276,449
Tangible equity to tangible assets	8.19%	9.84%	10.52%
Tangible common equity to tangible assets	7.28%	8.92%	9.58%
Tangible book value per share:
Total shareholders’ equity	$2,426,662	$2,693,166	$2,756,737
Less: goodwill and other intangible assets, net of deferred tax liability	(1,131,990)	(1,140,111)	(1,149,161)
Less: preferred shareholders' equity	(144,484)	(144,484)	(144,484)
Tangible common equity	1,150,188	1,408,571	1,463,092
Common shares outstanding	59,198,963	62,307,245	67,254,706
Tangible book value per share at year end	$19.43	$22.61	$21.75
Return on average tangible equity:
Net income available to common shareholders	$181,988	$232,135	$119,400
Add: amortization of intangibles, net of tax	8,120	9,051	10,595
Net income available to common shareholders before amortization of intangibles	190,108	241,186	129,995
Average total shareholders’ equity	2,515,509	2,764,337	2,651,402
Less: average goodwill and other intangibles, net of deferred tax liability	(1,136,062)	(1,144,698)	(1,141,528)
Average tangible equity	$1,379,447	$1,619,639	$1,509,874
Return on average tangible equity	13.78%	14.89%	8.61%
Average tangible common equity	$1,234,963	$1,475,155	$1,453,363
Return on average tangible common equity	15.39%	16.35%	8.94%
Return on average tangible assets:
Net income available to common shareholders	$181,988	$232,135	$119,400
Add: amortization of intangibles, net of tax	8,120	9,051	10,595
Net income before amortization of intangibles	190,108	241,186	129,995
Average total assets	16,879,541	16,928,377	16,442,704
Less: average goodwill and other intangibles, net of deferred tax liability	(1,136,062)	(1,144,698)	(1,141,528)
Average tangible assets	$15,743,479	$15,783,679	$15,301,176
Return on average tangible assets	1.21%	1.53%	0.85%
Efficiency ratio:
Non-interest expense	$356,966	$353,143	$354,845
Less: restructuring and merger-related expense	(1,723)	(6,717)	(9,725)
Non-interest expense excluding restructuring and merger-related expense	355,243	346,426	345,120
Net interest income on a fully-taxable equivalent basis	479,315	462,229	483,999
Non-interest income	117,391	132,785	128,185
Net interest income on a fully-taxable equivalent basis plus non-interest income	$596,706	$595,014	$612,184
Efficiency ratio	59.53%	58.22%	56.38%
Net income per common shareholders, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$181,988	$232,135	$119,400
Add: after-tax restructuring and merger-related expenses (1)	1,361	5,306	7,683
Net income per common shareholders, excluding after-tax restructuring and merger-related expenses	$183,349	$237,441	$127,083

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2022	2021	2020
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses:
Net income per common share - diluted	$3.02	$3.53	$1.77
Add: after-tax restructuring and merger-related expenses per common share - diluted (1)	0.02	0.09	0.11
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses	$3.04	$3.62	$1.88
Return on average equity, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$181,988	$232,135	$119,400
Add: after-tax restructuring and merger-related expenses (1)	1,361	5,306	7,683
Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses	183,349	237,441	127,083
Average total shareholders’ equity	$2,515,509	$2,764,337	$2,651,402
Return on average equity, excluding after-tax restructuring and merger-related expenses	7.29%	8.59%	4.79%
Return on average tangible equity, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$181,988	$232,135	$119,400
Add: after-tax restructuring and merger-related expenses (1)	1,361	5,306	7,683
Add: amortization of intangibles, net of tax	8,120	9,051	10,595
Net income available to common shareholders before amortization of intangibles and excluding after-tax restructuring and merger-related expenses	191,469	246,492	137,678
Average total shareholders’ equity	2,515,509	2,764,337	2,651,402
Less: average goodwill and other intangibles, net of deferred tax liability	(1,136,062)	(1,144,698)	(1,141,528)
Average tangible equity	$1,379,447	$1,619,639	$1,509,874
Return on average tangible equity, excluding after-tax restructuring and merger-related expenses	13.88%	15.22%	9.12%
Average tangible common equity	$1,234,963	$1,475,155	$1,453,363
Return on average tangible common equity, excluding after-tax restructuring and merger-related expenses	15.50%	16.71%	9.47%
Return on average assets, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$181,988	$232,135	$119,400
Add: after-tax restructuring and merger-related expenses (1)	1,361	5,306	7,683
Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses	183,349	237,441	127,083
Average total assets	$16,879,541	$16,928,377	$16,442,704
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses	1.09%	1.40%	0.77%
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$181,988	$232,135	$119,400
Add: amortization of intangibles, net of tax	8,120	9,051	10,595
Add: after-tax restructuring and merger-related expenses (1)	1,361	5,306	7,683
Net income available to common shareholders, before amortization of intangibles and excluding after-tax restructuring and merger-related expenses	191,469	246,492	137,678
Average total assets	16,879,541	16,928,377	16,442,704
Less: average goodwill and other intangibles, net of deferred tax liability	(1,136,062)	(1,144,698)	(1,141,528)
Average tangible assets	$15,743,479	$15,783,679	$15,301,176
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses	1.22%	1.56%	0.90%
Dividend payout ratio, excluding after-tax restructuring and merger related expenses:
Dividends declared per common share	$1.37	$1.32	$1.28
Net income per common share - diluted	3.02	3.53	1.77
Add: after-tax restructuring and merger-related expenses per diluted share (1)	0.02	0.09	0.11
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses	$3.04	$3.62	$1.88
Dividend payout ratio, excluding after-tax restructuring and merger related expenses	45.07	36.46	68.09

(1) Tax effected at 21% for all periods presented.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the twelve months ending December 31, 2022, net income available to common shareholders was $182.0 million, or $3.02 per diluted share, compared to $232.1 million, or $3.53 per diluted share, for 2021, which included a release of provision for credit losses of $64.3 million, or $51.6 million net of tax. Net income available to common shareholders for the twelve months ended December 31, 2022 decreased 21.6% compared to 2021, while per share earnings decreased 14.4%.

For the twelve months ending December 31, 2022, net interest income increased $16.4 million, or 3.6%, reflecting a higher net interest margin resulting from the 425 basis point increase in the federal funds rate in 2022, as well as the successful deployment of excess cash into higher-yielding loans, particularly in the second half of 2022. The net interest margin increased 9 basis points to 3.20% due to the overall higher rate environment. Average loan balances decreased 2.9% in 2022, mostly due to PPP loan forgiveness and elevated levels of commercial real estate loans being refinanced in an aggressive secondary market in the earlier portions of the year, while average investment securities increased 18.1% over the same period. Total average deposits increased in 2022 by $298.7 million or 2.2% compared to 2021, due to increased personal savings. Average certificates of deposit, which have the highest overall interest cost among deposits, decreased by $359.1 million or 24.6% over the same time period.

For 2022, non-interest income decreased $15.4 million or 11.6% compared to 2021. Mortgage banking income decreased $14.4 million or 73.7% in 2022 as compared to 2021 due to the higher interest rate environment and Wesbanco retaining a higher percentage of residential real estate loans in the loan portfolio. Trust fees decreased $2.0 million from 2021 to 2022 due to a decrease in the market values of trust assets under management reducing fee income. Net securities (losses)/gains decreased $2.9 million from the prior year due mostly to the decline in the fair market value of the equity investments held in the deferred compensation plan. Somewhat mitigating these decreases, service charges on deposits increased $3.9 million from the prior year and net securities brokerage revenue increased $2.6 million due to organic growth.

The following comments on non-interest expense exclude restructuring and merger-related expenses in both years. Non-interest expense in 2022 increased $8.8 million or 2.5% compared to 2021, while the efficiency ratio increased in 2022 to 59.5% from 58.2% in 2021. The primary driver of this increase was a $12.8 million increase in salaries and wages due to higher staffing levels and merit increases. Also increasing for the year 2022 was FDIC insurance expense, which reflects the benefit to 2021's calculation from the large negative credit loss provision recognized in 2021, as well as equipment and software and marketing expenses. These increases were slightly offset by lower employee benefits expense, lower net occupancy expense and lower amortization expense on intangible assets as well as other decreases resulting from the efficiencies derived from the core systems conversion which occurred in the second half of 2021.

The provision for federal and state income taxes decreased to $44.3 million in 2022 compared to $59.6 million in 2021, due to lower pre-tax income in 2022. The effective tax rate was 18.7% and 19.7% for the years ended December 31, 2022 and 2021, respectively. Wesbanco recognized $3.5 million and $2.6 million in New Markets Tax Credits for the years ended December 31, 2022 and 2021, respectively.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2022	2021	2020
Net interest income	$474,313	$457,933	$479,480
Taxable-equivalent adjustments to net interest income	5,002	4,296	4,519
Net interest income, fully taxable-equivalent	$479,315	$462,229	$483,999
Net interest spread, non-taxable-equivalent	3.02%	2.98%	3.14%
Benefit of net non-interest bearing liabilities	0.15%	0.10%	0.20%
Net interest margin	3.17%	3.08%	3.34%
Taxable-equivalent adjustment	0.03%	0.03%	0.03%
Net interest margin, fully taxable-equivalent	3.20%	3.11%	3.37%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $16.4 million or 3.6% in 2022 compared to 2021, due to a 9 basis point increase in the net interest margin to 3.20%, as the yield on earning assets increased at a faster rate than the rate on interest bearing liabilities. The net interest margin was positively impacted from the 425 basis point increase in the federal funds rate during 2022. In addition, PPP loans contributed a total of $6.6 million in interest and fee accretion income, which equated to 3 basis points of net interest margin in 2022 as compared to $30.8 million, or 10 basis points, in 2021, which partially mitigated the margin increase. Excluding PPP loans, portfolio loans increased by 11.7% from December 31, 2021, due to higher new loan demand and lower levels of commercial real estate loan payoffs. Purchase accounting accretion decreased in 2022, as approximately 6 basis points of accretion from prior acquisitions was included in the 2022 net interest margin as compared to 11 basis points in the 2021 net interest margin. Total average deposits, excluding CDs, increased in 2022 by $657.8 million or 5.6% compared to 2021, due to higher personal savings balances. The cost of interest bearing deposits increased by 11 basis points and the cost of total liabilities increased by 14 basis points from 2021 to 2022. The increase in the cost is primarily due to the effect of the previously mentioned federal funds rate increases on the rates paid on interest bearing demand deposits, customer repurchase agreements, term Federal Home Loan Bank borrowings and junior subordinated debentures.

Interest income increased $28.7 million or 5.9% in 2022 compared to 2021 due to higher yields in most of the major earning asset categories. Earning asset yields were influenced positively in 2022 compared to 2021 due primarily to the previously mentioned increases in the Federal Reserve’s federal funds rate by 425 basis points in 2022. Average loan balances decreased $296.7 million or 2.9% in 2022 compared to 2021, due mostly to forgiveness of PPP loans and new loan demand not occurring until the second half of 2022. Loan yields increased by 18 basis points during 2022 to 4.19% due to the previously mentioned higher rate environment and its effect on the repricing of portfolio loans, as well as higher offered rates on new loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In 2022, average loans represented 67.4% of average earning assets, a decrease from 69.8% in 2021. Liquidity from stimulus deposits was invested during 2021 and the first half of 2022 into average taxable securities balances which increased $494.7 million or 16.7% from 2021, and represented 23.1% of total average earning assets in 2022. Taxable securities yields increased by 21 basis points in 2022 due to the effect of the higher rate environment on the variable rate portion of the investment portfolio, which are typically tied to either LIBOR or SOFR. Decreased prepayments on mortgage-backed securities in the higher rate environment also further benefitted the taxable securities yields due to reduced amortization on securities purchased at a premium. Tax-exempt securities yields decreased by 22 basis points in 2022 from 2021 due to calls of legacy higher rate tax-exempt securities and purchases of newly issued lower rate securities in the first half of 2022. The average balance of tax-exempt securities, which have the highest yields within securities, have increased from 17.6% of total average securities in 2021 to 18.6% of total average securities in 2022.

Commercial loans with floors currently average 3.91% on approximately $3.3 billion or 43% of total commercial loans at December 31, 2022, as compared to $2.6 billion averaging 3.83% or 36% of commercial loans at December 31, 2021. Approximately 27% or $0.9 billion of these loans are currently priced at their floor, as compared to 63% or $1.6 billion at December 31, 2021. These loans typically do not adjust as rapidly from their current floor level as compared to loans without floors, due to the amount of the rate change as compared to the floor rate or next repricing date. In addition, in a declining rate environment, customers may request rates below existing contractual floors, which we may grant for competitive or other reasons.

Interest expense increased $12.3 million or 45.5% in 2022 as compared to 2021, due to increases in the cost of all interest bearing liability categories in the higher rate environment. The cost of interest bearing liabilities increased by 14 basis points from 2021 to 0.42% in 2022. Average interest bearing deposits remained relatively flat from 2021 to 2022 as interest bearing demand and savings deposit increases were mostly offset by a $359.1 million decrease in average certificates of deposit. The rate on interest bearing deposits increased 11 basis points to 0.27% from 2021 to 2022, primarily from increases in rates on interest bearing demand deposits, money market accounts and savings deposits in response to competitive pressures from higher market rates. Average non-interest bearing demand deposit balances increased from 2021 to 2022 by $256.2 million or 5.8%, and were 34.7% of total average deposits at December 31, 2022, compared to 33.5% at December 31, 2021, reflecting ongoing checking account marketing strategies. The average balance of FHLB borrowings decreased by $168.1 million from 2021 to 2022 due to the maturity of legacy lower-rate FHLB borrowings throughout the past twelve months being funded with excess liquidity. New higher-rate borrowings taken out in the last quarter of 2022 increased the average rate by 47 basis points to 2.27% from 1.80% in 2021. Average repurchase agreements combined with average subordinated debt and junior subordinated debt balances increased $65.1 million or 19.8% from 2021 to 2022, and their average rates paid increased by 24 and 77 basis points, respectively, over this same time period, due primarily to increases in LIBOR and SOFR, the indices upon which this variable-rate type of borrowing is priced. In addition, Wesbanco issued $150.0 million of subordinated debt in March of 2022 for capital and liquidity purposes.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2022			2021			2020
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$611,482	$5,755	0.94%	$860,249	$1,156	0.13%	$548,078	$1,175	0.21%
Loans, net of unearned income (1)	10,083,925	422,401	4.19%	10,380,605	415,965	4.01%	10,874,763	465,677	4.28%
Securities: (2)
Taxable	3,461,414	66,123	1.91%	2,966,745	50,401	1.70%	2,281,905	53,594	2.35%
Tax-exempt (3)	789,564	23,820	3.02%	632,187	20,457	3.24%	616,808	21,518	3.49%
Total securities	4,250,978	89,943	2.12%	3,598,932	70,858	1.97%	2,898,713	75,112	2.59%
Other earning assets	15,265	559	3.66%	25,481	1,284	5.04%	60,054	3,832	6.38%
Total earning assets (3)	14,961,650	518,658	3.47%	14,865,267	489,263	3.29%	14,381,608	545,796	3.80%
Other assets	1,917,891			2,063,110			2,061,096
Total Assets	$16,879,541			$16,928,377			$16,442,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$3,314,384	$12,181	0.37%	$3,193,425	$3,669	0.11%	$2,572,248	$7,069	0.27%
Money market accounts	1,774,152	3,562	0.20%	1,760,540	1,803	0.10%	1,611,135	4,616	0.29%
Savings deposits	2,692,568	4,115	0.15%	2,425,527	1,031	0.04%	2,084,576	1,802	0.09%
Certificates of deposit	1,098,614	4,089	0.37%	1,457,730	7,623	0.52%	1,814,693	13,562	0.75%
Total interest bearing deposits	8,879,718	23,947	0.27%	8,837,222	14,126	0.16%	8,082,652	27,049	0.33%
Federal Home Loan Bank borrowings	175,104	3,968	2.27%	343,185	6,167	1.80%	1,135,934	24,701	2.17%
Repurchase agreements	146,590	568	0.39%	149,001	227	0.15%	357,100	1,729	0.48%
Subordinated debt and junior subordinated debt	248,192	10,860	4.38%	180,649	6,514	3.61%	193,693	8,318	4.29%
Total interest bearing liabilities (4)	9,449,604	39,343	0.42%	9,510,057	27,034	0.28%	9,769,379	61,797	0.63%
Non-interest bearing demand deposits	4,708,758			4,452,590			3,781,583
Other liabilities	205,670			201,393			240,340
Shareholders’ equity	2,515,509			2,764,337			2,651,402
Total Liabilities and Shareholders’ Equity	$16,879,541			$16,928,377			$16,442,704
Taxable equivalent net interest spread			3.05%			3.01%			3.17%
Taxable equivalent net interest margin (3)		$479,315	3.20%		$462,229	3.11%		$483,999	3.37%

(1)
Gross of allowance for credit losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $8.8 million, $26.3 million and $16.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As part of loan fees, PPP loan fees were $5.9 million, $25.3 million and $13.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $8.0 million, $13.3 million and $17.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)
Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for all periods presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $1.1 million, $3.1 million and $9.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2022 Compared to 2021			2021 Compared to 2020
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$(427)	$5,026	$4,599	$518	$(537)	$(19)
Loans, net of unearned income	(12,097)	18,533	6,436	(20,598)	(29,114)	(49,712)
Taxable securities	9,003	6,719	15,722	13,769	(16,962)	(3,193)
Tax-exempt securities (2)	4,821	(1,458)	3,363	527	(1,588)	(1,061)
Other earning assets	(431)	(294)	(725)	(1,866)	(682)	(2,548)
Total interest income change (2)	869	28,526	29,395	(7,650)	(48,883)	(56,533)
Increase (decrease) in interest expense:
Interest bearing demand deposits	144	8,368	8,512	1,416	(4,816)	(3,400)
Money market	14	1,745	1,759	393	(3,206)	(2,813)
Savings deposits	125	2,959	3,084	258	(1,029)	(771)
Certificates of deposit	(1,628)	(1,906)	(3,534)	(2,351)	(3,588)	(5,939)
Federal Home Loan Bank borrowings	(3,535)	1,336	(2,199)	(14,842)	(3,692)	(18,534)
Repurchase agreements	(4)	345	341	(690)	(812)	(1,502)
Subordinated debt and junior subordinated debt	2,766	1,580	4,346	(534)	(1,270)	(1,804)
Total interest expense change	(2,118)	14,427	12,309	(16,350)	(18,413)	(34,763)
Net interest income increase (decrease) (2)	$2,987	$14,099	$17,086	$8,700	$(30,470)	$(21,770)

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

PROVISION FOR CREDIT LOSSES - LOANS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The provision for credit losses - loans and loan commitments was ($1.7) million in 2022 compared to ($64.3) million in 2021 as a result of worsening macroeconomic factors over the reasonable and supportable forecast period of one year, primarily increasing the allowance for loan losses and allowance for loan commitments. Furthermore, the increase to the provision was driven by qualitative factors, which addressed the risk of rising interest rates and office portfolio concentration. Non-performing loans were 0.39% of total loans as of December 31, 2022, and decreased from 0.41% of total loans at the end of 2021. Non-performing assets were 0.40% of total loans and other real estate and repossessed assets as of December 31, 2022, decreasing from 0.41% at the end of 2021. Criticized and classified loans were 2.34% of total loans, decreasing from 3.75% as of December 31, 2021, primarily due to improvements in loans categorized as criticized or classified earlier in the pandemic. Past due loans at December 31, 2022 were 0.19% of total loans, compared to 0.36% at December 31, 2021. (Please see the Credit Quality and Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Trust fees	$27,551	$29,511	$(1,960)	(6.6)
Service charges on deposits	26,281	22,412	3,869	17.3
Electronic banking fees	20,002	19,318	684	3.5
Net securities brokerage revenue	9,525	6,896	2,629	38.1
Bank-owned life insurance	10,728	8,936	1,792	20.1
Mortgage banking income	5,129	19,528	(14,399)	(73.7)
Net securities (losses) gains	(1,777)	1,113	(2,890)	(259.7)
Net gain on other real estate owned and other assets	482	4,816	(4,334)	(90.0)
Net insurance services revenue	3,749	4,095	(346)	(8.4)
Debit card sponsorship income	—	646	(646)	(100.0)
Payment processing fees	3,352	3,100	252	8.1
Swap fee and valuation income	7,067	6,481	586	9.0
Other	5,302	5,933	(631)	(10.6)
Total non-interest income	$117,391	$132,785	$(15,394)	(11.6)

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represented 19.8% and 22.5% of total revenue for 2022 and 2021, respectively. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. Non-interest income decreased $15.4 million or 11.6% in 2022 compared to 2021, primarily due to decreases in trust fees, mortgage banking income, net securities gains (losses), and net gains on other real estate owned and other assets. The decreases were slightly offset by increases in service charges on deposits, net securities brokerage revenue and bank-owned life insurance income.

Trust fees decreased $2.0 million or 6.6% in 2022 compared to 2021, due to a decline in the market value of trust assets, which were $4.9 billion at December 31, 2022, as compared to a record $5.6 billion at December 31, 2021. As of December 31, 2022, trust assets include managed assets of $3.9 billion and non-managed (custodial) assets of $1.0 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.8 billion and $1.0 billion as of December 31, 2022 and December 31, 2021, respectively, and are included in managed assets.

Service charges on deposits increased $3.9 million or 17.3% from 2021 to 2022, and electronic banking fees, which include debit card interchange fees, increased $0.7 million or 3.5% over the same time period, reflecting increased transaction volume and general consumer spending.

Net securities brokerage revenue increased to a record $9.5 million in 2022, reflecting a $2.6 million or 38.1% increase from 2021 due to organic growth and customers' preferences for certain investment products, including fixed rate annuities, during the higher interest rate environment in 2022.

Bank-owned life insurance income increased $1.8 million or 20.1% in 2022 compared to 2021 due to an increase in mortality-related benefits received in the current period as well as an increase in the cash surrender value due to the purchase of an additional $40 million of bank-owned life insurance in the third quarter of 2021.

Mortgage banking income decreased $14.4 million or 73.7% in 2022 compared to 2021, due to a decrease in mortgage loan originations resulting from the higher interest rate environment in 2022, combined with a lower percentage of loans sold into the secondary market as more residential mortgages were retained in the loan portfolio. For 2022, total mortgage production was $1.0 billion, which was a decrease of 28.9% from total production in 2021. In 2022, $245.4 million in mortgages were sold into the secondary market at a net margin of 2.1% as compared to $750.9 million at a net margin of 2.6% in 2021. Included in mortgage banking income and the calculation of net margin noted above are gains of $3.2 million and $0.4 million from the fair value adjustments on mortgage loan commitments and related derivatives for 2022 and 2021, respectively.

Net securities (losses) gains include both gains and losses on investment security transactions, including sales and calls, as well as market value adjustments on the deferred compensation plan and other equity securities. In 2022, net securities (losses) gains decreased $2.9 million compared to 2021. There were no available-for-sale or held-to-maturity debt investment security sales in either year. Contributing to most of the overall decrease, the market value adjustments on the deferred compensation plan decreased by $2.6 million from 2021 to 2022. These market adjustments had an offsetting effect in employee benefits expense.

Net gain on other real estate owned and other assets decreased $4.3 million in 2022 as compared to 2021, due mostly to the market value adjustments that were recognized on an investment made by Wesbanco’s Community Development Corporation in a start-up firm more than ten years ago that was acquired in 2021 by a public company. This investment was sold during 2022. The market value adjustments preceding the sale of the investment totaled losses of $1.0 million in 2022 as compared to gains of $3.8 million in 2021.

Swap fee and valuation income, which includes fair value adjustments, increased $0.6 million or 9.0% in 2022 as compared to 2021, due to an increase in new swaps originated and greater positive fair value adjustments on the swap portfolio in 2022 as compared to 2021. In 2022, new swaps executed totaled $254.3 million in notional principal resulting in $4.4 million in fee income, compared to new swaps executed totaling $158.7 million in notional principal resulting in $4.5 million in fee income in 2021. Fair market value adjustments on swaps in 2022 totaled $2.7 million as compared to $2.0 million in 2021.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Salaries and wages	$167,028	$154,242	$12,786	8.3
Employee benefits	37,771	41,033	(3,262)	(7.9)
Net occupancy	26,105	26,843	(738)	(2.7)
Equipment and software	32,508	30,006	2,502	8.3
Marketing	9,335	8,634	701	8.1
FDIC insurance	7,901	4,150	3,751	90.4
Amortization of intangible assets	10,278	11,457	(1,179)	(10.3)
Restructuring and merger-related expenses	1,723	6,717	(4,994)	(74.3)
Franchise and other miscellaneous taxes	12,012	10,459	1,553	14.8
Consulting, regulatory and advisory fees	13,168	12,642	526	4.2
ATM and electronic banking interchange expenses	5,903	8,238	(2,335)	(28.3)
Postage and courier expenses	4,602	5,151	(549)	(10.7)
Supplies	3,865	3,819	46	1.2
Legal fees	3,165	3,440	(275)	(8.0)
Communications	4,688	4,157	531	12.8
Other real estate owned and foreclosure expenses	789	219	570	260.3
Other	16,125	21,936	(5,811)	(26.5)
Total non-interest expense	$356,966	$353,143	$3,823	1.1

Non-interest expense in 2022, excluding restructuring and merger-related expenses, increased $8.8 million or 2.5% compared to 2021. The primary drivers of this increase were higher salaries and wages, equipment and software costs, FDIC insurance expense and franchise and other miscellaneous taxes. These increases were slightly offset by decreases in employee benefits expense, ATM and electronic banking interchange expenses, amortization of intangible assets and other operating expenses. Restructuring and merger related expenses of $1.7 million in 2022 were associated with the branch restructuring while the restructuring and merger-related expenses in 2021 totaling $6.7 million were related to the core systems conversion and branch restructuring.

Salaries and wages increased $12.8 million or 8.3% in 2022 compared to 2021 due primarily to increases in salaries and incentive compensation expense combined with a decrease in deferred loan contra origination costs. Salary expense increased by $9.5 million in 2022 as compared to 2021 due to normal merit increases and higher staffing levels. Short term incentive expense increased $0.7 million due to overall higher performance in 2022 as compared to 2021, with the exception of the mortgage incentive compensation plan. Deferred loan contra origination costs decreased in 2022 due to lower loan origination volume, primarily in the residential real estate category.

Employee benefits expense decreased $3.3 million or 7.9% in 2022 compared to 2021 due to a $2.6 million reduction in the market adjustment on the underlying investments of the deferred compensation plan, which has an offsetting effect in net securities gains (losses) and also from a reduction in health insurance expense due to reduced claims in 2022.

Equipment and software costs increased $2.5 million or 8.3% in 2022 compared to 2021, due to the core conversion, continuous improvements in technology and communication infrastructure, and increased usage of digital banking services. Also, since the core conversion in the third quarter of 2021, approximately $1.0 million per quarter in online banking costs have been recorded in equipment and software, while in prior periods these costs were recorded in other operating expenses. Such costs are now part of the monthly core software invoice and cannot be separated as they were with a third party vendor previously.

FDIC insurance increased $3.8 million or 90.4% in 2022 compared to 2021, due to higher quarterly assessment rates. The increase is due to less favorable financial ratios used in the rate calculation, particularly those related to high risk assets, core earnings and balance sheet liquidity. In addition, a $1.0 million refund was received in the second quarter of 2021 from prior period call report adjustments, also contributing to the increase year-over-year.

Restructuring and merger-related expenses in 2022 totaled $1.7 million, a decrease from $6.7 million incurred in 2021. The $1.7 million of expenses in 2022 were comprised of branch closure and lease termination expenses associated with the closure of 13 branches throughout 2022. The restructuring and merger-related expenses in 2021 totaling $6.7 million were comprised of $4.8 million in expenses related to the core banking software conversion, including termination fees of existing contracts, and $1.9 million in branch closure and lease termination expenses associated with the closure of 27 branches throughout 2021.

Franchise and other miscellaneous taxes increased $1.6 million or 14.8% in 2022 compared to 2021, primarily due to increases in franchise and personal property taxes across Wesbanco's footprint.

ATM and electronic banking interchange expenses decreased $2.3 million or 28.3% in 2022 as compared to 2021, due to a reduction in ACH and ATM processing charges related to a change in providers that occurred in conjunction with our core banking software system conversion in the third quarter of 2021.

Other operating expenses decreased $5.8 million or 26.5% in 2022 as compared to 2021, due to $4.5 million in legal settlement costs incurred in 2021 and due to the reclassification of online banking costs mentioned previously into equipment and software costs.

INCOME TAXES

The provision for income taxes was $44.3 million for 2022, which is a $15.3 million decrease as compared to $59.6 million in 2021. The decrease in the provision for income taxes is due in part to a decrease in the effective tax rate to 18.7% in 2022 compared to 19.7% in 2021, which is due to an increase in net tax-exempt interest income on securities and loans of state and political subdivisions and general business credits. In addition, the decrease resulted from lower pre-tax income in 2022 as compared to 2021. The decrease in pre-tax income is primarily driven by the $64.3 million negative provision for credit losses recorded in 2021, as compared to a $1.7 million negative provision for credit losses in 2022.

FINANCIAL CONDITION

Total deposits and shareholders' equity decreased 3.2% and 9.9%, respectively, while total assets remained relatively unchanged compared to December 31, 2021. Total securities decreased $242.4 million or 6.0% from December 31, 2021 to December 31, 2022, primarily driven by an increase in the net unrealized losses of available-for-sale securities of $339.4 million. The securities decrease was partially offset by the investment of excess liquidity in the first half of 2022 from increased cash balances resulting from customers' higher savings. Total portfolio loans increased $969.3 million or 10.0% in 2022 as a result of strong growth across Wesbanco's markets. Deposits decreased $434.8 million or 3.2% from year end 2021 primarily reflecting the impact of inflationary pressures and rising costs over the economy. Savings deposits and non-interest bearing demand deposits increased 7.0% and 2.4%, respectively.

Deposit balances were also somewhat impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $96.7 million and $68.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. The decrease in certificates of deposit of $406.8 million is primarily due to an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco. The decrease was also impacted by lower offered rates on certain maturing certificates of deposit and customer preferences for other non-maturity deposit types. Total borrowings increased 144.5% or $662.8 million during 2022, as loan growth increased and required additional funding generated through FHLB borrowings in the second half of 2022. Also, in March of 2022, Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month SOFR plus a spread of 1.787%.

Total shareholders’ equity decreased $266.5 million or 9.9%, compared to December 31, 2021, primarily due to the repurchase of common shares, net of restricted stock vesting activity totaling $119.1 million, the declaration of common and preferred shareholder dividends totaling $81.3 million and $10.1 million, respectively, and a $257.3 million other comprehensive loss. Shareholders' equity was positively impacted by net income of $192.1 million for the year ended December 31, 2022.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES

	December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Equity securities (at fair value)	$11,506	$13,466	$(1,960)	(14.6)
Available-for-sale debt securities (at fair value)
U.S. Government sponsored entities and agencies	225,970	236,978	(11,008)	(4.6)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,846,053	2,285,213	(439,160)	(19.2)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	349,731	367,493	(17,762)	(4.8)
Obligations of states and political subdivisions	92,228	106,340	(14,112)	(13.3)
Corporate debt securities	15,158	17,438	(2,280)	(13.1)
Total available-for-sale debt securities	$2,529,140	$3,013,462	$(484,322)	(16.1)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$4,357	$5,944	$(1,587)	(26.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	45,909	58,147	(12,238)	(21.0)
Obligations of states and political subdivisions	1,177,986	907,649	270,337	29.8
Corporate debt securities	20,377	33,083	(12,706)	(38.4)
Total held-to-maturity debt securities (1)	$1,248,629	$1,004,823	$243,806	24.3
Total securities	$3,789,275	$4,031,751	$(242,476)	(6.0)
Available-for-sale and equity securities:
Weighted average yield at the respective year-end (2)	2.23%	1.55%
As a % of total securities	67.0%	75.1%
Weighted average life (in years)	6.7	5.0
Held-to-maturity securities:
Weighted average yield at the respective year-end (2)	2.96%	2.92%
As a % of total securities	33.0%	24.9%
Weighted average life (in years)	9.5	5.6
Total securities:
Weighted average yield at the respective year-end (2)	2.45%	1.89%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	7.6	5.2

(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million and $0.3 million at December 31, 2022 and December 31, 2021, respectively.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $242.5 million or 6.0% from December 31, 2021 to December 31, 2022. Over the same period, the available-for-sale portfolio decreased by $484.3 million or 16.1% primarily driven by an increase in unrealized losses and increased calls of agency and municipal securities. The held-to-maturity portfolio increased by $243.8 million or 24.3% due to $337.5 million in purchases of municipal bonds. The weighted average yield of the total portfolio increased 56 basis points from 1.89% at December 31, 2021 to 2.45% at December 31, 2022, primarily due to increased higher rate security purchases and variable rate security yields increasing throughout the year.

Total gross unrealized securities losses increased $470.4 million, from $40.3 million as of December 31, 2021 to $510.7 million at December 31, 2022. The increase in unrealized losses from December 31, 2021, was due to an increase in market rates during 2022 causing market prices to decrease on the lowest yielding securities, particularly those purchased since the start of the pandemic. Wesbanco believes that none of the unrealized losses on available-for-sale debt securities at December 31, 2022 require an allowance for credit losses. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of December 31, 2022 and December 31, 2021 were $261.8 million and $4.7 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax (losses) gains in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were ($164.2) million at December 31, 2022, compared to $23.6 million as of December 31, 2021. With approximately 33% of the investment portfolio in the held-to-maturity category, compared to 25% one year ago, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

On January 1, 2020, Wesbanco adopted CECL for the held-to-maturity investments. Upon adoption, the Company recognized $0.2 million to opening retained earnings, which represented the CECL allowance for the investment portfolio as of January 1, 2020. The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $9.5 million and $7.0 million as of December 31, 2022 and 2021, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption. Wesbanco recorded an allowance on held-to-maturity debt securities of $0.2 million and $0.3 million as of December 31, 2022 and 2021, respectively.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the tax-equivalent yields of held-to-maturity debt securities by contractual maturity at December 31, 2022. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Mortgage-backed securities	Total
Weighted-average yield (1):
U.S. Government sponsored entities and agencies	—	—	—	—	2.16%	2.16%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	2.53%	2.53%
Obligations of states and political subdivisions (3)	2.94%	3.17%	2.62%	3.18%	—	2.95%
Corporate debt securities	—	3.54%	—	—	—	3.54%
Total weighted average yield	2.94%	3.23%	2.62%	3.18%	2.50%	2.96%

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

Cost-method investments consist primarily of FHLB of Pittsburgh stock totaling $36.2 million and $15.9 million at December 31, 2022 and 2021, respectively, and are included in other assets in the Consolidated Balance Sheets.

Wesbanco’s municipal portfolio comprises 33.5% of the overall securities portfolio as of December 31, 2022 compared to 25.2% as of December 31, 2021, which carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$122,914	11.1	$99,717	9.6
Investment Grade - High	850,746	76.6	774,858	74.9
Investment Grade - Upper Medium	131,457	11.8	152,897	14.8
Investment Grade - Lower Medium	1,064	0.0	2,269	0.2
Not rated	4,636	0.5	4,602	0.5
Total municipal bond portfolio	$1,110,816	100.0	$1,034,343	100.0

(1)
The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at December 31, 2022, consists of $384.7 million of taxable and $726.1 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$805,621	72.5	$740,858	71.6
Revenue	305,195	27.5	293,485	28.4
Total municipal bond portfolio	$1,110,816	100.0	$1,034,343	100.0
Municipal bond issuer:
State Issued	$72,855	6.6	$42,717	4.1
Local Issued	1,037,961	93.4	991,626	95.9
Total municipal bond portfolio	$1,110,816	100.0	$1,034,343	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2022:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2022
(dollars in thousands)	Fair Value	% of Total
Pennsylvania	$196,815	17.7
California	193,717	17.4
Ohio	94,415	8.5
Texas	87,085	7.8
Illinois	44,181	4.0
All other states (1)	494,603	44.6
Total municipal bond portfolio	$1,110,816	100.0

(1) Wesbanco's municipal bond portfolio contains obligations in the state of West Virginia totaling $31.2 million or 2.8% of the total municipal portfolio.

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

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2022			2021
(dollars in thousands)	Balance	Commitments	Exposure	Balance	Commitments	Exposure
LOANS
Commercial real estate:
Land and construction	$943,887	$1,093,848	$2,037,735	$833,880	$610,557	$1,444,437
Improved property	5,117,457	211,275	5,328,732	4,705,088	302,219	5,007,307
Total commercial real estate	6,061,344	1,305,123	7,366,467	5,538,968	912,776	6,451,744
Commercial and industrial (1)	1,579,395	1,359,275	2,938,670	1,590,320	1,285,726	2,876,046
Total commercial loans	7,640,739	2,664,398	10,305,137	7,129,288	2,198,502	9,327,790
Residential real estate	2,140,584	359,467	2,500,051	1,721,378	348,978	2,070,356
Home equity lines of credit	695,065	1,190,386	1,885,451	605,682	878,710	1,484,392
Consumer	226,340	39,127	265,467	277,130	63,004	340,134
Total retail loans	3,061,989	1,588,980	4,650,969	2,604,190	1,290,692	3,894,882
Total portfolio loans	10,702,728	4,253,378	14,956,106	9,733,478	3,489,194	13,222,672
Loans held for sale	8,249	12,367	20,616	25,277	35,015	60,292
Deposit overdraft limits	—	380,143	380,143	—	370,439	370,439
Total loans	$10,710,977	$4,645,888	$15,356,865	$9,758,755	$3,894,648	$13,653,403
Letters of credit included above		$30,362			$29,017
(1) Includes $8.1 million and $162.7 million of SBA PPP loans at December 31, 2022 and December 31, 2021, respectively.

Total portfolio loans increased $969.3 million or 1.0% from December 31, 2021 to December 31, 2022, due to strong growth throughout the year in both the commercial real estate and residential real estate portfolios. Excluding PPP loans, total loans increased $1.1 billion or 11.7% over the last twelve months as the large majority of the remaining PPP loans were forgiven or repaid over the course of the year. Commercial real estate loans increased $522.4 million or 9.4%, as improved property increased by 8.8% and land and construction loans increased 13.2%. Commercial and industrial loans decreased $10.9 million or 0.7% due to a $154.6 million decrease in PPP loan balances; excluding PPP loans, commercial and industrial loans increased $143.6 million or 10.1%. Residential real estate loans increased $419.2 million or 24.4% and home equity loans increased $89.4 million or 14.8%, while consumer loans decreased $50.8 million or 18.3%. Portfolio loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs and discounts on purchased loans. The net deferred loan costs were $9.6 million and $3.3 million as of December 31, 2022 and 2021, respectively. Wesbanco conducts a deferred loan cost study to determine the allowable costs to be deferred over the life of the loan. Wesbanco’s deferred costs have continued to increase at a faster rate than the related customer deferred fee income causing the balance of the deferred loan costs to outweigh the deferred loan fees, primarily from home equity lines of credit, which have little fee income. Purchased loan discounts from acquisitions included in the portfolio loan balances were $18.0 million and $25.9 million as of December 31, 2022 and 2021, respectively. Loan accretion included in interest income on loans acquired from prior acquisitions was $8.0 million and $13.3 million for the years ended December 31, 2022 and 2021, respectively. As part of loan fee income for the year ended December 31, 2022, recognized PPP loan fees were $5.9 million compared to $25.3 million for the year ended December 31, 2021. At December 31, 2022, $0.2 million of unaccreted net deferred fee income remains to be recognized on the PPP loans, as compared to $6.1 million at December 31, 2021.

CRE loans at December 31, 2022 represent a significant component of the loan portfolio at 56.6% and increased 9.4% as compared to CRE balances at December 31, 2021. CRE—land and construction loan balances increased $110.0 million or 13.2% from December 31, 2021 to December 31, 2022, while CRE—improved property loans increased $412.4 million or 8.8% during the same period.

C&I loans decreased $10.9 million or 0.7% from December 31, 2021 to December 31, 2022, due to the $154.6 million decline in outstanding PPP loans. The available lines of credit within C&I loans decreased slightly from 65.5% at December 31, 2021 to 64.9% of total C&I revolving lines of credit exposure as of December 31, 2022.

Residential real estate mortgage loans increased $419.2 million from December 31, 2021 to December 31, 2022. Wesbanco retained approximately 78% of mortgages by dollar volume originated in 2022 for the portfolio compared to 57% in 2021. As mortgage rates increase, the demand for various mortgage products and related terms changes, and thus impacts what Wesbanco is able to sell into the secondary market.

HELOC loans increased $89.4 million or 14.8% from December 31, 2021 to December 31, 2022 as $37.8 million in consumer HELOC loans that were previously classified as consumer were transferred to the HELOC segment. In addition, higher originations of HELOC products resulted from fewer customers refinancing into first mortgage loans in the higher interest rate environment.

Consumer loans decreased $50.8 million or 18.3% from December 31, 2021 to December 31, 2022 due primarily to the aforementioned loan transfer.

Total loan commitments increased $751.2 million or 19.3% from December 31, 2021 to December 31, 2022. Commitments in the total CRE portfolio increased approximately $392.3 million or 43.0%, C&I commitments increased $73.5 million or 5.7% and HELOC commitments increased $311.7 million or 35.5%.

Geographic Distribution —Wesbanco extends credit primarily within the market areas where it has branch offices, markets adjacent thereto, or markets that have a loan production office. Loans outside of these markets are generally only made to established customers that have other business relationships with Wesbanco in its markets. Loans outside of Wesbanco’s markets represented approximately 4% and 2% of total loans at December 31, 2022 and December 31, 2021, respectively. These loans consist primarily of C&I, CRE-improved property loans, residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers, and automobile loans to family members of local customers.

The geographic distribution of the loan portfolio, excluding deposit overdraft limits and loans held for sale, is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2022 (1)
	Commercial Real Estate
(percentage of outstandings, rounded to nearest whole percent)	Land and Construction	Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity Lines	Consumer	Total
Pittsburgh, PA MSA	7%	10%	12%	13%	15%	7%	11%
Washington-Arlington-Alexandria DC-VA-MD-WV MSA	12	14	8	13	3	2	11
Columbus, OH MSA	13	9	8	12	7	4	10
Baltimore-Columbia-Towson MD MSA	3	8	2	11	4	2	7
Western Ohio MSAs	14	5	6	11	8	4	7
Louisville, KY—Jefferson County MSA	14	8	11	4	4	3	8
Upper Ohio Valley MSAs	2	4	13	5	10	22	6
Other Ohio Locations	6	6	14	5	9	11	7
Other West Virginia Locations	2	5	5	4	9	15	5
Huntington, WV-Ashland, KY MSA	3	3	3	2	3	5	3
Lexington, KY—Fayette County MSA	10	4	1	4	2	1	4
Other Kentucky Locations	3	5	3	4	9	5	5
Morgantown, WV MSA	1	4	3	3	3	5	3
Parkersburg, WV-Marietta, OH MSA	2	2	2	1	4	7	2
California-Lexington Park MD MSA	—	2	3	1	1	—	2
Adjacent States & Outside-of-Market	4	4	4	4	1	5	4
Other Pennsylvania Locations	1	1	—	1	6	2	1
Other Indiana Locations	2	2	2	1	1	—	2
Other Maryland Locations	—	4	—	1	1	—	2
Frederick-Gaithersburg-Rockville MD MSA	1	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	100%	100%

(1)
 Real estate secured loans are categorized based on the address of the collateral. All other loans are categorized based on the borrower’s address.

The Upper Ohio Valley Metropolitan Statistical Areas (“MSAs”) include the Wheeling, West Virginia and Weirton, West Virginia-Steubenville, Ohio MSAs. Other West Virginia locations include the Fairmont-Clarksburg and Charleston MSAs as well as communities that are not located within an MSA primarily in the northern, central and eastern parts of the state. The western Ohio MSAs include the Dayton-Springfield and the Cincinnati-Middletown MSAs. Other Ohio locations include communities in Ohio that are not located within an MSA, the majority of which are located in southeastern Ohio. Other Indiana locations include communities in Indiana that are not located within an MSA, the majority of which are located in southern Indiana. Other Kentucky locations include the Elizabethtown KY MSA along with other Kentucky locations that are not located within an MSA. Through the acquisition of OLBK, Wesbanco added the Baltimore-Columbia-Towson, MD MSA, Frederick-Gaithersburg-Rockville, MD MSA and Washington DC-Arlington-Alexandria, VA MSA as well as other Maryland locations. Adjacent states include parts of Delaware and Virginia that are within close proximity to Wesbanco’s markets. Outside-of-market loans consist of loans in all other locations not included in any of the other defined areas and have remained relatively unchanged over the past few years.

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

Commercial loans are monitored for potential concentrations of loans to any one borrower or group of related borrowers. At December 31, 2022 Wesbanco’s legal lending limit to any single borrower or their related interests approximated $246 million. The ten largest commercial relationships combined ranged from $662 million to $843 million during 2022. There were 20 relationships that exceeded $50 million at December 31, 2022. These large relationships generally consist of more than one loan to a borrower or their related entities. The single largest relationship exposure approximated $117 million at December 31, 2022 and consists of multiple loans to a business relationship for gasoline stations with convenience stores, which is in the retail sector.

Commercial loans, including renewals and extensions of maturity, are approved within a framework of individual lending authorities based on the total credit exposure of the borrower. Loans with credit exposure up to $1 million are approved by underwriters that are not responsible for loan origination. Loans with credit exposure greater than $1 million minimally require the approval of a commercial banking executive, and credit exposures greater than $1.5 million require approval of a credit officer that is not responsible for loan origination. In the Mid-Atlantic market, credit exposures greater than $5 million up to $15 million require approval of a credit committee comprised of senior management in the market and credit officers not responsible for loan origination. Credit exposures greater than $25 million require approval of a centralized credit committee comprised of senior and executive management, credit officers, directors, and certain other non-voting qualified persons that are not responsible for loan origination. Underwriters and credit officers do not receive incentive compensation based on loan origination volume. Commercial banking executives receive incentive compensation based on multiple factors that include loan origination, net growth in outstanding loan balances, fees, credit quality and portfolio administration requirements.

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

CRE – improved property loans generally require monthly principal and interest payments based on amortization periods ranging from ten to thirty years depending on the type, age and condition of the property. Loans with amortization periods exceeding twenty years typically also have a maturity date or call option of ten years or less. Interest rates are generally adjustable after a fixed period ranging from one to five years based on an appropriate index of comparable duration. Interest rates may also be fixed for longer than five years and certain loans from acquisitions may have longer initial fixed rate terms. For certain larger loans, the borrower may be required to enter into an interest rate derivative contract that converts Wesbanco’s rate to an adjustable rate.

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

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2022
	Fixed Rate Loans					Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial real estate:
Land and construction	$68,628	$170,012	$184,484	$42,643	$465,767	$110,297	$216,922	$133,952	$16,949	$478,120
Improved property	158,587	1,160,341	1,209,187	106,864	2,634,979	106,221	539,014	1,594,023	243,220	2,482,478
Commercial and industrial	140,709	485,219	337,118	45,207	1,008,253	71,025	207,671	203,867	88,579	571,142
Total commercial loans	$367,924	$1,815,572	$1,730,789	$194,714	$4,108,999	$287,543	$963,607	$1,931,842	$348,748	$3,531,740

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

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by Wesbanco credit policy or banking regulations, which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $126 million or 8% of the Bank’s total risk-based capital at December 31, 2022, compared to $117 million or 7% at December 31, 2021. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special-use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. The level of pledged collateral can vary from unsecured to fully secured with various types of collateral. Unsecured credit is only extended to those borrowers and/or guarantors that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. Unsecured loans totaled $226 million and $393 million at December 31, 2022 and December 31, 2021, respectively. Of the unsecured loans at December 31, 2022, $8 million are SBA-guaranteed PPP loans versus $163 million at December 31, 2021. Loans can be secured by bank deposit accounts, marketable securities, working capital assets (accounts receivable and inventory), equipment or owner occupied real estate. Bank deposits and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly by the bank to ensure they remain appropriately margined. Collateral other than equipment or real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection and verification by Wesbanco. Loans secured by equipment or real estate may be subject to receipt of third party appraisals. Although loans can be collateral type-specific, they can also be secured by multiple property types and/or a blanket lien may be placed on all of a borrower’s assets.

Most commercial loans are originated directly by Wesbanco. Participation in loans originated by other financial institutions represents $789 million or 7.7% of total commercial loan exposure at December 31, 2022, compared to $547 million or 5.9% at December 31, 2021. Included in this total are Shared National Credits of $10 million at December 31, 2022 and $11 million at December 31, 2021. Shared National Credits are defined as loans in excess of $100 million that are financed by three or more lending institutions. Wesbanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution.

The commercial portfolio is monitored for potential concentrations of credit risk including by market, CRE property type, C&I industry, loan type and loans affected by similar external factors.

Beginning in 2001 and revised in 2013, banks of a certain size are required to track C&I loan transactions designated as Highly Leveraged Transactions (“HLTs”). Loans that meet the criteria must be of a certain size, for the purpose of a buyout, acquisition or capital distributions and meet certain leverage ratios. As of December 31, 2022, Wesbanco had $39.8 million or 0.4% of total commercial loan exposure designated as HLTs, as compared to $39.5 million or 0.4% as of December 31, 2021.

The bank is monitoring the office building portfolio, as the continuing trend towards remote work has led to diminished need for dedicated office space. As of December 31, 2022, total exposure to land development and new development related to office buildings, improvements and renovation of existing structures, purchase of existing buildings and other related activities approximated $519 million or 5.0% of the total commercial loan exposure, as compared to $470 million or 5.0% of the total commercial loan exposure at December 31, 2021. There is a potential risk for office loan losses to materialize as lease agreements begin to expire and companies reduce their footprint.

TABLE 14. COMMERCIAL EXPOSURE BY INDUSTRY

	December 31, 2022
	Land and Construction		Improved Property		Commercial and Industrial		PPP
(in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Loan Balance	Total Loan Balance	Total Exposure	% of Capital (1)
Agriculture and farming	$1,735	$2,694	$13,382	$808	$25,701	$6,590	$6	$40,824	$50,916	3.1
Energy	4,656	—	30,262	939	83,682	48,561	89	118,689	168,189	10.3
Construction	92,343	74,503	106,252	19,521	157,526	207,918	540	356,661	658,603	40.3
Manufacturing	7,915	29,151	148,041	31,945	154,563	132,245	3,069	313,588	506,929	31.0
Wholesale and distribution	1,413	2,700	58,978	2,893	130,553	95,453	—	190,944	291,990	17.9
Retail	31,157	34,559	287,171	22,155	121,967	81,590	119	440,414	578,718	35.4
Transportation and warehousing	14,679	2,116	62,200	2,985	53,017	20,946	641	130,537	156,584	9.6
Information and communications	3,884	31,793	9,638	—	5,395	2,353	22	18,939	53,085	3.2
Finance and insurance	1,157	7	17,183	485	44,352	122,380	80	62,772	185,644	11.4
Equipment leasing	573	663	18,485	461	52,882	37,010	—	71,940	110,074	6.7
Real estate - 1-4 family	3,844	2,389	236,117	13,062	3,652	3,384	—	243,613	262,448	16.1
Real estate - multi-family	268,166	468,087	569,289	11,038	—	—	—	837,455	1,316,580	80.5
Real estate - other retail	2,248	192	172,854	1,835	4,393	—	—	179,495	181,522	11.1
Real estate - shopping center	20,760	14,647	480,629	5,611	—	—	—	501,389	521,647	31.9
Real estate - office building	36,795	8,205	442,349	18,862	12,014	580	—	491,158	518,805	31.7
Real estate - commercial/manufacturing	30,506	7,507	326,776	6,421	8,337	527	—	365,619	380,074	23.3
Real estate - residential buildings	58,057	185,002	107,583	5,912	21,189	16,038	21	186,850	393,802	24.1
Real estate - other	89,731	23,865	484,479	26,896	25,424	30,347	23	599,657	680,765	41.6
Services	14,614	9,289	262,462	18,148	191,347	138,615	721	469,144	635,196	38.9
Schools and education services	23,963	—	29,171	701	93,414	11,980	—	146,548	159,229	9.7
Healthcare	121,471	80,053	360,093	6,558	110,160	60,255	343	592,067	738,933	45.2
Entertainment and recreation	11,182	6,333	42,526	1,170	4,913	6,478	129	58,750	72,731	4.4
Hotels	20,158	29,819	622,803	1,363	836	6,495	1,430	645,227	682,904	41.8
Other accommodations	21,589	13,165	47,846	1,266	90	539	—	69,525	84,495	5.2
Restaurants	16,691	10,781	90,933	5,562	45,226	25,954	699	153,549	195,846	12.0
Religious organizations	7,721	5,239	69,204	2,398	27,570	21,692	—	104,495	133,824	8.2
Government	36,879	5,384	18,973	220	179,199	19,834	183	235,234	260,672	15.9
Unclassified	—	45,705	1,778	2,060	13,878	261,511	—	15,656	324,932	19.9
Total commercial loans	$943,887	$1,093,848	$5,117,457	$211,275	$1,571,280	$1,359,275	$8,115	$7,640,739	$10,305,137	630.5

(1)
Represents Bank’s total risk-based capital.

Multi-family apartments represent the single largest category of commercial loans. Multi-family apartment exposure increased 67.9% from $784 million at December 31, 2021 to $1,317 million at December 31, 2022. This exposure represents 80.5% of total risk-based capital at December 31, 2022, up from 48.8% at December 31, 2021.

Healthcare represents the second largest category of commercial exposure with total exposure of $739 million. Healthcare exposure decreased 2.5% from December 31, 2021 to December 31, 2022. This category represents 45.2% of risk-based capital, compared to 47.1% at December 31, 2021.

Lodging represents the third largest category of commercial exposure with total exposure of $683 million. While the bank is still closely monitoring this portfolio, the negative effects of the pandemic experienced in 2020 and 2021 have largely been alleviated. Lodging exposure declined 5.6% from December 31, 2021 to December 31, 2022. This category represents 41.8% of risk-based capital, compared to 45.0% at December 31, 2021.

Real estate—other represents the fourth largest category of commercial exposure with total exposure of $681 million. Real estate—other exposure increased 7.2% from December 31, 2021 to December 31, 2022. This category represents 41.6% of risk-based capital, compared to 39.5% at December 31, 2021. Real estate – other consists of property types such as box stores, eating facilities and mixed use.

Construction represents the fifth largest category of commercial loan exposure with total exposure of $659 million. Construction exposure declined 3.4% from December 31, 2021 to December 31, 2022. This represents 40.3% of total risk-based capital at December 31, 2022, compared to 42.4% at December 31, 2021. Construction-coded loans are broken down between 1-4 family homes built for sale, lot development and general trade.

Services represents the sixth largest category of commercial exposure with total exposure of $635 million. Services increased 6.8% from December 31, 2021 to December 31, 2022. This category represents 38.9% of risk-based capital, compared to 37.0% at December 31, 2021.

In addition to the methods in which Wesbanco monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of bank total risk-based capital. Loan balances used to determine compliance are based upon Call Report instructions and therefore do not necessarily match the balances displayed in Table 14. The first tier measures loans for land, land development, residential and commercial construction. This tier totals $1,301 million or 79.6% of total risk-based capital at December 31, 2022, compared to $914 million or 56.8% at December 31, 2021. The regulatory guidance for the first tier is 100% of total risk-based capital. The second tier measures loans included in the first tier plus multi-family apartments and other commercial investment property. This tier totals $4,739 million or 289.9% of total risk-based capital at December 31, 2022, compared to $4,105 million or 255.2% at December 31, 2021. The regulatory guidance for the second tier is 300% of total risk-based capital. The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. Total CRE exposure increased $719 million or 17.9% for the thirty-six month period ended December 31, 2022.

Basel III requires banks to identify High Volatility Commercial Real Estate (“HVCRE”) loans in their portfolios. These loans are subject to 150% weighting in the risk-based capital calculation, effective January 1, 2015. These regulations require, among other things, that investment CRE loans for acquisition, development or construction that are not in permanent amortizing loan status, meet the statutory LTV guidelines, have a minimum contributed equity of 15% in cash, marketable securities or contributed land at appraised value, and the loan documentation must contain a requirement that the initial capital injection remain in the project until the loan has converted to permanent financing or is paid in full. Changes to the law in May 2018 eliminated certain CRE loan categories from being subject to the regulation, such as owner-occupied, changed contributed land value from cost to appraised value for the equity component and required only the initial capital to meet the 15% threshold remain in the project. The bank has approximately $119 million in HVCRE exposure representing 1.6% of total CRE exposure and 7.3% of total risk-based capital at December 31, 2022. This compares to $79 million in HVCRE exposure representing 1.2% of total CRE exposure and 4.9% of total risk-based capital at December 31, 2021.

Under the CARES Act, Wesbanco modified approximately 3,600 loans totaling $2.2 billion in 2020, of which no commercial loans remain in deferral as of December 31, 2022. This compares to $51.5 million of commercial loans, representing 0.5% of total portfolio loans as of December 31, 2021. However, $65.0 million of commercial loans as of December 31, 2022 had various payment terms modified in exchange for enhancements beneficial to the Bank which were permanent improvements to the credit facility. Changes include an increase in floor rates, increase in guarantors and duration of guarantees and a change in covenants. None of the aforementioned loans were considered delinquent or on non-accrual status as of December 31, 2022.

Retail Loans —Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. This group is comprised of residential real estate loans, home equity lines of credit and consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $10 million of 1-to-4 family rental properties at December 31, 2022, a decrease from approximately $11 million at December 31, 2021. Wesbanco originates residential real estate loans for its portfolio as well as for sale in the secondary market. Portfolio loans also include loans to finance vacant land upon which the owner intends to construct a dwelling at a future date. Except for construction loans that require interest-only payments during the construction period, portfolio loans require monthly principal and interest payments to amortize the loan with terms up to thirty years. Construction periods range from six to twelve months, but may be longer for larger residences. Loans for vacant land generally begin amortizing immediately and are refinanced when the owner begins construction of a dwelling. Interest rates on portfolio loans may be fixed for up to thirty years. Adjustable rate loans are based primarily on the Treasury Constant Maturity index and can adjust annually or in increments up to 15 years. Currently most 30 year and a portion of 15 year fixed-rate originations are sold into the secondary market.

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

TABLE 15. MATURITIES OF RETAIL LOANS

	December 31, 2022
	Fixed Rate Loans					Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Residential real estate	$8,288	$47,683	$158,835	$1,066,284	$1,281,090	$171	$3,122	$43,566	$812,635	$859,494
Home equity lines of credit	498	13,976	66,378	175,651	256,503	22,565	32,016	39,923	344,058	438,562
Consumer	10,032	117,297	76,084	873	204,286	2,384	6,197	13,473	—	22,054
Total retail loans	$18,818	$178,956	$301,297	$1,242,808	$1,741,879	$25,120	$41,335	$96,962	$1,156,693	$1,320,110

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

Most retail loans are originated directly by Wesbanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods. Wesbanco performs its own customary credit evaluation and underwriting before purchasing indirect loans. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from Wesbanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws. Indirect consumer loans represented $121 million or 54% of consumer loans at December 31, 2022 compared to $129 million or 47% at December 31, 2021.

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

Banks that have been acquired by Wesbanco serviced some of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, Wesbanco continues to service these loans. As of December 31, 2022 and 2021, Wesbanco serviced loans for others aggregating approximately $29 million and $19 million, respectively. The unamortized balance of mortgage servicing rights related to these loans is less than $100 thousand at both December 31, 2022 and 2021.

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

TABLE 16. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDR LOANS

	December 31,
	2022		2021
(dollars in thousands)	Amount	% of Loan Balance	Amount	% of Loan Balance
90 days or more:
Commercial real estate - land and construction	$629	0.07	$51	0.01
Commercial real estate - improved property	84	0.00	3,042	0.06
Commercial and industrial	1,586	0.10	559	0.04
Residential real estate	1,551	0.07	2,840	0.16
Home equity lines of credit	1,063	0.15	685	0.11
Consumer	530	0.23	627	0.23
Total 90 days or more	5,443	0.05	7,804	0.08
30 to 89 days:
Commercial real estate - land and construction	910	0.10	—	0.00
Commercial real estate - improved property	2,459	0.05	14,001	0.30
Commercial and industrial	984	0.06	3,442	0.22
Residential real estate	3,582	0.17	4,513	0.26
Home equity lines of credit	3,920	0.56	2,528	0.42
Consumer	3,584	1.58	2,668	0.96
Total 30 to 89 days	15,439	0.14	27,152	0.28
Total 30 days or more	$20,882	0.19	$34,956	0.36

Loans past due 30 days or more and accruing interest and not reported as TDRs decreased $14.1 million, representing 0.19% of total loans at December 31, 2022, as compared to 0.36% at December 31, 2021. The overall low level of delinquency is the result of management’s continued focus on sound initial underwriting and timely collection of loans at their earliest stage of delinquency.

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

Table 17 summarizes non-performing assets.

TABLE 17. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2022	2021
TDRs accruing interest:
Commercial real estate—land and construction	$—	$—
Commercial real estate—improved property	347	374
Commercial and industrial	166	192
Residential real estate	2,362	2,875
Home equity lines of credit	330	277
Consumer	25	28
Total TDRs accruing interest	3,230	3,746
Non-accrual loans:
Commercial real estate—land and construction	112	73
Commercial real estate—improved property	16,254	7,715
Commercial and industrial	2,946	5,064
Residential real estate	13,695	17,190
Home equity lines of credit	5,044	5,163
Consumer	134	537
Total non-accrual loans	38,185	35,742
Total non-performing loans	41,415	39,488
Real estate owned and repossessed assets	1,486	—
Total non-performing assets	$42,901	$39,488
Total portfolio loans	$10,702,728	$9,733,478
Non-performing loans as a percentage of total portfolio loans	0.39%	0.41%
Non-accrual loans as a percentage of total portfolio loans	0.36	0.37
Non-performing assets as a percentage of total assets	0.25	0.23
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	0.40	0.41

Accruing TDRs decreased $0.5 million or 13.8% from December 31, 2021 to December 31, 2022. There were no TDRs greater than $1 million or more at December 31, 2022 or 2021. Accruing TDRs are not concentrated in any industry, property or type of loan; however, retail loans, which consist of residential real estate, home equity lines of credit and consumer loans, represented 84.1% at December 31, 2022, as compared to 84.9% at December 31, 2021. This includes loans that were discharged in Chapter 7 bankruptcy in the current or prior year; however, the borrower has not yet made payments for at least six consecutive months after the discharge.

Non-accrual loans increased $2.4 million or 6.8% from December 31, 2021 to December 31, 2022. Approximately $1.7 million or 4.5% of total non-accrual loans at December 31, 2022 also have restructured terms that would require them to be reported as a TDR if they were accruing interest, compared to $1.5 million or 4.3% of the total at December 31, 2021.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due as of December 31, 2019, as well as other requirements. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Wesbanco offered three to twelve months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic, depending on the type of loan and the industry-type for commercial loans. None of these loans are considered delinquent as of December 31, 2022. Total deferred interest as of December 31, 2022 was $17.0 million, which is located within accrued interest receivable on the balance sheet.

REO and repossessed assets increased $1.5 million from December 31, 2021 to December 31, 2022. Wesbanco seeks to minimize the period for which it holds REO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral. Repossessed assets are generally sold at auction within 60 days after repossession. Expenses associated with owning REO and repossessed assets charged to other expenses were $0.8 million for 2022 compared to $0.2 million for 2021. Net gains on the disposition of REO and repossessed assets are credited or charged to non-interest income and approximated $0.0 million in 2022 and $0.5 million in 2021.

Criticized and Classified Loans —Please refer to Note 4, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a description of internally-assigned risk grades for commercial loans and a summary of loans by grade. Wesbanco’s criticized loans are currently protected, but have weaknesses, which if not corrected, may be inadequately protected at some future date. Classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans and most commercial TDRs; however, TDRs may be upgraded after the borrower has repaid the loan in accordance with the restructured terms for a period of time, but such loans would generally continue to be reported as TDRs regardless of their grade. Criticized and classified loans totaled $250.5 million or 3.3% of total commercial loans at December 31, 2022, compared to $364.5 million or 5.1% at December 31, 2021. The decrease is primarily due to net upgrades of $95.0 million of hospitality loans as a result of increased occupancy and debt service coverage as conditions continue to improve versus the pandemic-driven environment.

Charge-offs and Recoveries — Total charge-offs decreased $2.2 million or 22.1% to $7.9 million, while total recoveries decreased $2.1 million to $6.7 million, resulting in an increase of $0.1 million in net charge-offs for 2022 compared to 2021. The total net loan charge-off rate of 0.02% of average loans at both December 31, 2022 and 2021 is consistent with continued overall low levels of non-performing loans, which were limited due to CARES Act assistance from the SBA’s PPP program and the ability to treat certain loan modifications as non-TDRs during 2021 and 2022. Table 18 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 18. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2022	2021	2020
Commercial real estate - land and construction
Net charge-offs / (recoveries)	$(52)	$(167)	$(41)
Average balance outstanding	903,411	721,673	711,697
Net charge-offs (recoveries) as a percentage of average loans	(0.01)%	(0.02)%	(0.01)%
Commercial real estate - improved property
Net charge-offs / (recoveries)	$(243)	$466	$951
Average balance outstanding	4,825,288	4,943,980	4,929,934
Net charge-offs (recoveries) as a percentage of average loans	(0.01)%	0.01%	0.02%
Commercial and industrial
Net charge-offs / (recoveries)	$71	$226	$2,270
Average balance outstanding	1,539,694	2,066,116	2,314,248
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.01%	0.10%
Residential real estate
Net charge-offs / (recoveries)	$(90)	$(258)	$775
Average balance outstanding	1,903,157	1,661,138	1,845,561
Net charge-offs (recoveries) as a percentage of average loans	(0.00)%	(0.02)%	0.04%
Home equity
Net charge-offs / (recoveries)	$16	$(136)	$468
Average balance outstanding	605,892	623,796	647,395
Net charge-offs (recoveries) as a percentage of average loans	0.00%	(0.02)%	0.07%
Consumer
Net charge-offs / (recoveries)	$654	$484	$2,041
Average balance outstanding	291,379	286,717	341,829
Net charge-offs (recoveries) as a percentage of average loans	0.22%	0.17%	0.60%
Loans held for sale
Net charge-offs / (recoveries)	$—	$—	$—
Average balance outstanding	15,104	77,186	84,099
Net charge-offs (recoveries) as a percentage of average loans	—%	—%	—%
Deposit Account Overdrafts
Net charge-offs / (recoveries)	$1,268	$1,113	$585
Total loans
Net charge-offs / (recoveries)	$1,624	$1,728	$7,049
Average balance outstanding	10,083,925	10,380,605	10,874,763
Net charge-offs (recoveries) as a percentage of average loans	0.02%	0.02%	0.06%

ALLOWANCE FOR CREDIT LOSSES

On January 1, 2020, Wesbanco adopted CECL, which resulted in a $41.4 million increase to the allowance for credit losses. Of the $41.4 million, $38.4 million related to the loan portfolio and $3.0 million related to loan commitments. The effect on retained earnings (tax-effected) was $26.6 million.

As of December 31, 2022, the total allowance for credit losses – loans and commitments was $126.2 million, of which $117.8 million relates to loans and $8.4 million relates to loan commitments. The allowance for credit losses – loans was 1.10% of total portfolio loans as of December 31, 2022, compared to 1.25% as of December 31, 2021. Excluding PPP loans of $8.1 million and $162.7 million, the allowance for credit losses – loans was 1.10% and 1.27% of total portfolio loans at December 31, 2022 and December 31, 2021, respectively. There is no allowance on PPP loans due to their government guarantee by the SBA.

The allowance for credit losses - loans individually-evaluated decreased $6.2 million from December 31, 2021 to December 31, 2022 due to an individually-evaluated loan analysis completed on certain classified hotel loans. The allowance for credit losses-loans collectively-evaluated increased from December 31, 2021 to December 31, 2022 by $2.3 million.

The allowance for credit losses - loan commitments was $8.4 million at December 31, 2022 as compared to $7.8 million as of December 31, 2021, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for credit losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of December 31, 2022, the forecast was based upon a blend of three nationally-recognized published economic forecasts through December 31, 2022, and is primarily driven by national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at year end, was projected to be 4.3%, and subsequently increase to an average of 4.8% over the 2023 forecast period. The calculation utilized an immediate reversion period back to the Company’s historical loss rate by loan classification. Included in the qualitative factors were deferred interest on modified loans, office space concentration and rising interest rates. The included qualitative factors address credit risk not covered by the traditional allowance process.

If forecasted projections of national unemployment remain consistent with the forecast utilized by Wesbanco as of December 31, 2022 throughout next year, this may result in less significant future quarterly fluctuations in the allowance for credit losses, assuming other model variables remain relatively constant.

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

TABLE 19. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of year:
Allowance for credit losses - loans	$121,622	$185,827	$52,429
Allowance for credit losses - loan commitments	7,775	9,514	874
Total beginning allowance for credit losses - loans and loan commitments	129,397	195,341	53,303
Impact of adopting ASC 326	—	—	41,442
Provision for credit losses:
Provision for loan losses	(2,208)	(62,477)	101,960
Provision for loan commitments	593	(1,739)	5,685
Total provision for credit losses - loans and loan commitments	(1,615)	(64,216)	107,645
Net charge-offs:
Total charge-offs	(7,892)	(10,136)	(12,535)
Total recoveries	6,268	8,408	5,486
Net charge-offs	(1,624)	(1,728)	(7,049)
Balance at end of year:
Allowance for credit losses - loans	117,790	121,622	185,827
Allowance for credit losses - loan commitments	8,368	7,775	9,514
Total ending allowance for credit losses - loans and loan commitments	$126,158	$129,397	$195,341
Allowance for credit losses - loans as a percentage of total portfolio loans	1.10%	1.25%	1.72%
Allowance for credit losses - loans to non-accrual loans	3.08x	3.40x	5.04x
Allowance for credit losses - loans to total non-performing loans	2.84x	3.08x	4.55x
Allowance for credit losses - loans to total non-performing loans and loans past due 90 days or more	2.51x	2.57x	3.74x

The allowance consists of specific reserves for certain individually-evaluated loans, if any, and a general reserve for all other loans. Commercial loans, including CRE and C&I, that have other unique characteristics are tested individually for potential credit losses. Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies pertaining to the allowance for credit losses. The allowance for collectively-evaluated loans is comprised of factors based on both historical loss experience and other qualitative factors. The allowance for collectively-evaluated loans increased $2.3 million or 2.0% from December 31, 2021 to December 31, 2022 due to changes in macroeconomic factors, changes in portfolio mix and changes in both quantitative and qualitative adjustments. The allowance for individually-evaluated loans was $3.1 million at December 31, 2022, a decrease of $6.2 million from December 31, 2021 as the balance of hospitality loans individually-evaluated decreased during 2022 from $29.4 million to $13.9 million. The allowance for loan commitments increased $0.6 million from December 31, 2021 to December 31, 2022.

Table 20 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 20. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2022		2021
(dollars in thousands)	Allowance Amount	% of Loans or Commitments to Total Portfolio Loans or Commitments	Allowance Amount	% of Loans or Commitments to Total Portfolio Loans or Commitments
Allowance for credit losses - loans:
Commercial real estate—land and construction	$6,737	8.8	$7,310	8.6
Commercial real estate—improved property	52,659	47.8	65,355	48.4
Commercial and industrial	31,540	14.8	26,875	16.3
Residential real estate	18,208	20.0	15,401	17.7
Home equity lines of credit	4,234	6.5	724	6.2
Consumer	3,127	2.1	3,737	2.8
Deposit account overdrafts	1,285	—	2,220	—
Total allowance for credit losses - loans	117,790	100.0	121,622	100.0
Allowance for credit losses - loan commitments:
Commercial real estate—land and construction	6,025	25.7	4,180	17.5
Commercial real estate—improved property	—	5.0	201	8.7
Commercial and industrial	—	31.9	1,497	36.8
Residential real estate	2,215	8.5	1,576	10.0
Home equity lines of credit	128	28.0	49	25.2
Consumer	—	0.9	272	1.8
Total allowance for credit losses - loan commitments	8,368	100.0	7,775	100.0
Total allowance for credit losses	$126,158		$129,397

Please refer to Note 4, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, specific reserves and management’s judgment with respect to the impact of qualitative factors on each category of loans. A decrease in the allowance for a particular loan category generally reflects either lower loan balances, historical loss rate changes or reductions in non-performing and/or classified commercial loans. Although the allowance for credit losses is allocated as described in Table 20, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of expected future losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb expected future losses at December 31, 2022.

DEPOSITS

TABLE 21. DEPOSITS

	December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Deposits
Non-interest bearing demand	$4,700,438	$4,590,895	$109,543	2.4
Interest bearing demand	3,119,807	3,380,056	(260,249)	(7.7)
Money market	1,684,023	1,739,750	(55,727)	(3.2)
Savings deposits	2,741,004	2,562,510	178,494	7.0
Certificates of deposit	885,818	1,292,652	(406,834)	(31.5)
Total deposits	$13,131,090	$13,565,863	$(434,773)	(3.2)

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 194 financial centers, as of December 31, 2022, in West Virginia, Ohio, western Pennsylvania, Maryland, Kentucky, and southern Indiana. The FDIC insures all deposits up to $250,000 per account.

Total deposits decreased by $434.8 million or 3.2% in 2022 primarily reflecting the impact of inflationary pressures and rising costs across the economy. Savings deposits and non-interest bearing demand deposits increased 7.0% and 2.4%, respectively, while interest bearing demand and money market deposits decreased 7.7% and 3.2%, respectively. Deposit balances were also somewhat impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $96.7 million and $68.9 million for the years ended December 31, 2022 and 2021, respectively. Money market deposits were influenced through Wesbanco’s increased participation in the Insured Cash Sweep (ICS®) money market deposits program. ICS® reciprocal balances totaled $580.6 million at December 31, 2022 compared to $641.1 million at December 31, 2021.

Certificates of deposit decreased $406.8 million, primarily due to an overall corporate strategy designed to increase and remix retail deposit relationships and reduce single-service customers with a focus on overall products that can be offered at a lower cost to Wesbanco. The decrease was also impacted by lower offered rates on certain maturing certificates of deposit and customer preferences for other non-maturity deposit types. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (“CDARS®”) program. CDARS® balances totaled $21.0 million in outstanding balances at December 31, 2022, none of which represented one-way buys, compared to $45.9 million in total outstanding balances at December 31, 2021, of which $0.4 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $133.9 million at December 31, 2022 compared to $313.2 million at December 31, 2021. Certificates of deposit of $100,000 or more were approximately $373.5 million at December 31, 2022 compared to $666.2 million at December 31, 2021. Certificates of deposit totaling approximately $556.4 million at December 31, 2022 with a cost of 0.41% are scheduled to mature within the next year. The average rate on certificates of deposit decreased 15 basis points from 0.52% for the year ended December 31, 2021 to 0.37% in 2022, with a similar decrease experienced for jumbo certificates of deposit. Wesbanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which includes offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 22. UNINSURED DEPOSITS

	December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Portion of certificates of deposit in excess of FDIC insurance limits	$133,875	$198,958	$(65,083)	(32.7)

Certificates of deposit otherwise uninsured with a maturity of:
Three months or less	$35,522	$65,024	$(29,502)	(45.4)
Over three through six months	27,251	63,193	(35,942)	(56.9)
Over six through twelve months	38,437	20,620	17,817	86.4
Over twelve months	32,665	50,121	(17,456)	(34.8)
Total uninsured certificates of deposit	$133,875	$198,958	$(65,083)	(32.7)

Total uninsured deposits	$4,390,789	$4,439,779	$(48,990)	(1.1)

BORROWINGS

TABLE 23. BORROWINGS

	December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Federal Home Loan Bank Borrowings	$705,000	$183,920	$521,080	283.3
Other short-term borrowings	135,069	141,893	(6,824)	(4.8)
Subordinated debt and junior subordinated debt	281,404	132,860	148,544	111.8
Total	$1,121,473	$458,673	$662,800	144.5

Borrowings are a significant source of funding for Wesbanco in addition to deposits. During 2022, FHLB borrowings increased $521.1 million from December 31, 2021, as $1.2 billion in advances were partially offset by $629.0 million in maturities and other principal paydowns from available liquidity. The average cost in 2022 of maturing and paid-off FHLB borrowings was 3.57%, compared to the average cost of 4.35% for new borrowings in 2022.

Wesbanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. Wesbanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $36.2 million at December 31, 2022, is also pledged as collateral for these advances. Wesbanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2022 and 2021 was estimated to be approximately $3.6 billion and $3.8 billion, respectively.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts and borrowings on a revolving line of credit, decreased $6.8 million to $135.1 million at December 31, 2022, compared to $141.9 million at December 31, 2021 due to moving certain customer relationships to interest-bearing demand deposits. At December 31, 2022 and 2021, there were no outstanding federal funds purchased.

In August 2022, Wesbanco renewed a revolving line of credit, which is a senior obligation of the parent company, with another financial institution. The revolving line of credit, which accrues interest at an adjusted SOFR rate, provides for aggregate unsecured borrowings of up to $30.0 million. The new revolving line of credit also requires Wesbanco to maintain at all times a consolidated four quarter average return on average assets of > 0.50%, a Texas ratio of less than 25% (broadly defined as the ratio of non-performing assets to tangible common equity and the allowance for loan losses), unencumbered cash and marketable securities of at least $12.0 million, and the maintenance at all times on a consolidated basis and for the Bank a total risk-based capital ratio of > 12.0%, a Tier 1 risk-based capital ratio of > 10.0% and a Tier 1 leverage ratio of > 7.0%. Wesbanco was in compliance with all terms and conditions at December 31, 2022. There was no outstanding balance on the line as of December 31, 2022 or 2021.

In March of 2022, Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month SOFR plus a spread of 1.787%.

CAPITAL RESOURCES

Shareholders’ equity decreased from $2.7 billion at December 31, 2021 to $2.4 billion at December 31, 2022. The decrease was primarily the result of the repurchase of common shares net of restricted stock vesting activity totaling $119.1 million, the declaration of common and preferred shareholder dividends totaling $81.3 million and $10.1 million, respectively, and a $257.3 million other comprehensive income loss. This loss consisted of a $257.2 million unrealized loss in the securities portfolio and a $0.1 million loss in the defined benefits pension plan and other postretirement benefits for the year ended December 31, 2022. Shareholders' equity was positively impacted by net income of $192.1 million for the year ended December 31, 2022.

For 2022, common dividends increased to $1.37 per share, or 3.8% on an annualized basis, compared to $1.32 per share in 2021. The common dividend per share payout ratio increased to 53.6% in 2022 from 37.4% in 2021, which is primarily attributable to a decrease in earnings year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 40% to 75%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors.

Wesbanco purchased 3,407,016 shares of its common stock on the open market at a total cost of $119.1 million or $34.96 per share during the year under current share repurchase authorizations. On February 24, 2022, Wesbanco's Board of Directors authorized the adoption of a new stock repurchase plan for the purchase of up to 3.2 million shares, which was in addition to the prior plans that were utilized during the year. At December 31, 2022, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 1,184,351 shares.

Wesbanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. Wesbanco and its banking subsidiary Wesbanco Bank maintain Tier 1 risk-based, Total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. The Bank paid $172.5 million in dividends to Wesbanco during 2022, or 85% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2022, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $116.8 million from the Bank. The Bank’s policy is generally to declare dividends up to 90% of its earnings to the parent annually, subject to change, with Board approval.

Wesbanco currently has $281.4 million in subordinated debt and junior subordinated debt on its Consolidated Balance Sheet. For regulatory purposes, the junior subordinated debt and trust preferred securities totaling $130.0 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are accounted for as Tier 2 capital in accordance with current regulatory reporting requirements. Subordinated debt totaling $60.0 million acquired from YCB and OLBK in 2016 and 2019, respectively, was redeemed late in 2021. The YCB notes were considered Tier 2 regulatory capital for Wesbanco and Wesbanco Bank, as they were initially issued by the Bank, while the OLBK notes were considered Tier 2 regulatory capital for Wesbanco. In March of 2022, Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources adequately meet its liquidity requirements. Wesbanco’s net loans-to-assets ratio was 62.5% and deposit balances funded 77.6% of total assets at December 31, 2022.

The following table lists the sources of liquidity from assets at December 31, 2022 expected within the next year:

(in thousands)
Cash and cash equivalents	$408,411
Securities with a maturity date within the next year and callable securities	245,067
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	300,585
Loans held for sale	8,249
Accruing loans scheduled to mature	968,414
Normal loan repayments	1,175,469
Total sources of liquidity expected within the next year	$3,106,195

(1) Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.1 billion at December 31, 2022. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $556.4 million at December 31, 2022, which includes jumbo regular certificates of deposit totaling $237.2 million with a weighted-average cost of 0.56%, and jumbo CDARS® deposits of $16.0 million with a weighted-average cost of 0.80%.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB at December 31, 2022 approximated $3.6 billion, compared to $3.8 billion at December 31, 2021. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At December 31, 2022, the Bank had unpledged available-for-sale securities with an amortized cost of $535.2 million. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Available liquidity through the sale of investment securities is somewhat limited due to the pledging agreements that Wesbanco has with their public deposit customers, as approximately 19.0% of the current available-for-sale portfolio balance is unpledged. Public deposit balances have increased significantly through the several acquisitions made since 2015, to a total of $1.5 billion at December 31, 2022. Wesbanco’s held-to-maturity portfolio currently contains $1.2 billion of unpledged securities. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances in certain states. In addition, except for certain limited, special circumstances, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to utilize for some time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”), whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at December 31, 2022. Alternative funding sources may include the utilization of existing overnight lines of credit with third-party banks totaling $235.0 million, none of which was outstanding at December 31, 2022, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $135.1 million at December 31, 2022 consisted of callable repurchase agreements and overnight sweep checking accounts for commercial customers. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $272.2 million in cash on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at December 31, 2022. Wesbanco is in compliance with all loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2021, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $116.8 million from the Bank. Management believes these are appropriate levels of cash for Wesbanco given the current environment and projected sources and uses of cash. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $4.6 billion and $3.8 billion at December 31, 2022 and 2021, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 18, “Commitments and Contingent Liabilities,” of the Consolidated Financial Statements and the “Loans and Loan Commitments” section of this MD&A for additional information.

Federal financial regulatory agencies previously have issued guidance to provide for sound practices for managing funding and liquidity risk and strengthening liquidity risk management practices. Wesbanco maintains a comprehensive management process for identifying, measuring, monitoring, and controlling liquidity risk, which is fully integrated into its risk management process. Management believes Wesbanco has sufficient current liquidity to meet current obligations to borrowers, depositors and others as of December 31, 2022 and that Wesbanco’s current liquidity risk management policies and procedures adequately address this guidance.

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

On December 16, 2022, the Federal Reserve Board adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule is substantially similar to the proposal with certain clarifying changes made in response to comments.

•
For a LIBOR contract that is a derivative transaction, the “Fallback Rate (SOFR)” as defined in the 2020 IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association (ISDA protocol), which incorporates the statutorily prescribed tenor spread adjustment.
•
For a LIBOR contract that is an FHFA-regulated-entity contract:
o
For Federal Home Loan Bank advances, the “Fallback Rate (SOFR)” as defined in the ISDA protocol; and
o
For all other FHFA-regulated-entity contracts, SOFR (in place of overnight LIBOR) or 30-day compounded average SOFR published by FRBNY (“30-day Average SOFR,” in place of one-, three-, six-, or 12-month LIBOR), plus the applicable statutorily prescribed tenor spread adjustment.
•
For a LIBOR contract that is a FFELP ABS, either (i) 30-day Average SOFR (for one-, six-, and 12-month LIBOR) or (ii) 90-day compounded average SOFR published by FRBNY (for three-month LIBOR), plus the applicable statutorily prescribed tenor spread adjustment.
•
For all other LIBOR contracts, including consumer loans, SOFR (in place of overnight LIBOR) or term SOFR published by CME Group Benchmark Administration, Ltd. (in place of one-, three-, six-, or 12-month LIBOR), plus the statutorily prescribed tenor spread adjustment.

As early as 2018, in anticipation of the potential discontinuance of LIBOR, Wesbanco established a LIBOR transition committee to effectively manage the Company’s transition away from LIBOR in two phases. The first phase included adding additional fallback language to loan documents to allow Wesbanco to replace LIBOR with an equivalent rate index plus the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also, as part of the first phase, Wesbanco began quoting to the Treasury Rate published by the Federal Reserve Board instead of the ICE LIBOR Swap Index (which is tied to LIBOR) when repricing certain term loans and originating new loans. The second phase consists of working to continue to transition existing adjustable-rate loans that fluctuate monthly or periodically that are tied to LIBOR or the ICE LIBOR Swap Index. Wesbanco is tracking the dollar amount and number of loans tied to LIBOR or the ICE LIBOR Swap Index, monitoring current industry trends, and working with legal counsel to ensure the smooth transition away from LIBOR. As of December 31, 2022, Wesbanco had a total of $1.3 billion in loans tied to either LIBOR or the ICE LIBOR Swap index, of which $1.2 billion have a maturity date after June 30, 2023. As referenced above, the U.K. FCA and ICE Benchmark Administration has extended the date of publication of certain tenors of LIBOR through June 30, 2023, giving existing LIBOR based contracts time to mature. However, in compliance with and based upon the Agencies Joint Statements referenced above, Wesbanco has not offered LIBOR for new contracts after December 31, 2021. Accordingly, Wesbanco has initially chosen the 1M Term SOFR, which is published by the Chicago Mercantile Exchange, as an alternative replacement rate for LIBOR. Wesbanco may also continue to utilize the Wall Street Journal Prime Rate, the Treasury Rates, and other indexes as part of its lending program. At a date in the future, prior to the cessation of the publication of the one month LIBOR, Wesbanco will transition all remaining LIBOR based loans to the replacement index after notification to the impacted borrowers. This transition will be aided by the passage of the LIBOR Act. With respect to its back-to-back swap program, Wesbanco worked with its swap counterparty customers to institute and accept the International Swaps and Derivatives Association 2020 Interbank Offered Rate Fallbacks Protocol to address LIBOR cessation in swap transactions. Moreover, Wesbanco chose 1M Term SOFR as its replacement index for new loans in the bank’s back-to-back swap program, beginning on January 1, 2022.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a stable rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at December 31, 2022 and December 31, 2021, assuming the above-noted interest rate changes, as compared to a base model. The 100 – 300 basis points decreasing changes for December 31, 2021 are not shown due to the unrealistic and/or negative yield nature of the results.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest	Percentage Change in Net Interest Income from Base over One Year		ALCO
Rates (basis points)	December 31, 2022	December 31, 2021	Guidelines
+200	5.6%	11.7%	(10.0%)
+100	2.8%	6.0%	(7.5%)
-100	(4.4%)	N/A	(7.5%)
-200	(9.8%)	N/A	(10.0%)
-300	(15.6%)	N/A	(15.0%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of December 31, 2022 and December 31, 2021. Changes in EVE sensitivity since year-end 2021 relate to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in Interest	Percentage Change in Economic Value of Equity from Base over One Year		ALCO
Rates (basis points)	December 31, 2022	December 31, 2021	Guidelines
+200	(4.3%)	1.6%	(20.0%)
+100	(1.8%)	1.8%	(10.0%)
-100	(0.8%)	N/A	(10.0%)
-200	(7.9%)	N/A	(20.0%)
-300	(17.5%)	N/A	(30.0%)

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

Wesbanco’s management assessed the effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on the assessment, management determined that, as of December 31, 2022, Wesbanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, Wesbanco’s independent registered public accounting firm, as stated in their accompanying report appearing below.

/s/ Todd F. Clossin	/s/ Daniel K. Weiss, Jr.
Todd F. Clossin	Daniel K. Weiss, Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Wesbanco, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wesbanco, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wesbanco, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Allowance for credit losses - loans
Description of the Matter

The Company’s loan portfolio totaled $10.7 billion as of December 31, 2022 and the associated allowance for credit losses - loans (ACL) was $117.8 million. As discussed in Note 1 and 4 to the consolidated financial statements, the ACL reflects the lifetime expected credit losses on the Company’s loan portfolio. The ACL is calculated utilizing the probability of default / loss given default approach to calculate the expected loss for each segment, which is then discounted to net present value. The primary macroeconomic drivers of the quantitative model includes the forecast of national unemployment and interest rate spreads. The evaluation also considers qualitative factors such as economic trends and conditions.

Auditing management’s ACL estimate was complex due to the subjectivity in evaluating the national unemployment (macroeconomic forecast) used by the Company in their quantitative CECL model. Management relies on information obtained from various third parties to inform their view of the macroeconomic forecast. Other internal and external indicators of economic forecasts are also considered by management when establishing the forecast for the ACL. We identified auditing the reasonableness of management’s macroeconomic forecast in the ACL for loans as a critical audit matter as it involves especially subjective auditor judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, including controls over the appropriateness of the ACL methodology, the expected loss model, the reliability and accuracy of data used in developing the ACL estimate, and management’s review and approval process over their determination of the macroeconomic forecast.

We tested management’s expected loss model including evaluating the conceptual soundness of model methodology, assessing model performance and governance, testing key model assumptions, including the reasonable and supportable forecast, and independently recalculating model output with the assistance of EY specialists.

To test management’s determination of the macroeconomic forecast, we evaluated the reasonableness of the Company’s macroeconomic assumptions and judgments in estimating future credit losses, including the selection of the forecasted macroeconomic assumptions and considerations of alternative forecasted macroeconomic scenarios. This included obtaining corroborative information, including employment statistics, economic reports and alternative economic forecasts, as well as performing an independent search for the existence of new or contrary information relating to independent macroeconomic forecast to validate that management’s considerations are appropriate. We also verified the underlying economic forecast data used to estimate the quantitative reserve was complete and accurate. Additionally, we evaluated whether the overall ACL appropriately reflects losses expected in the loan portfolio by comparing it the Company’s historical loss data and to peer bank data. We also performed analytical procedures on the ACL, including coverage ratios and comparison to prior periods as well as prior economic cycles.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.

Pittsburgh, Pennsylvania

February 27, 2023

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2022	2021
ASSETS
Cash and due from banks, including interest bearing amounts of $242,229 and $1,094,312, respectively	$408,411	$1,251,358
Securities:
Equity securities, at fair value	11,506	13,466
Available-for-sale debt securities, at fair value	2,529,140	3,013,462
Held-to-maturity debt securities (fair values of $1,084,390 and $1,028,452, respectively)	1,248,629	1,004,823
Allowance for credit losses, held-to-maturity debt securities	(220)	(268)
Net held-to-maturity debt securities	1,248,409	1,004,555
Total securities	3,789,055	4,031,483
Loans held for sale	8,249	25,277
Portfolio loans, net of unearned income	10,702,728	9,733,478
Allowance for credit losses - loans	(117,790)	(121,622)
Net portfolio loans	10,584,938	9,611,856
Premises and equipment, net	220,892	229,016
Accrued interest receivable	68,522	60,844
Goodwill and other intangible assets, net	1,141,355	1,151,634
Bank-owned life insurance	352,361	350,359
Other assets	358,122	215,298
Total Assets	$16,931,905	$16,927,125
LIABILITIES
Deposits:
Non-interest bearing demand	$4,700,438	$4,590,895
Interest bearing demand	3,119,807	3,380,056
Money market	1,684,023	1,739,750
Savings deposits	2,741,004	2,562,510
Certificates of deposit	885,818	1,292,652
Total deposits	13,131,090	13,565,863
Federal Home Loan Bank borrowings	705,000	183,920
Other short-term borrowings	135,069	141,893
Subordinated debt and junior subordinated debt	281,404	132,860
Total borrowings	1,121,473	458,673
Accrued interest payable	4,593	1,901
Other liabilities	248,087	207,522
Total Liabilities	14,505,243	14,233,959
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at December 31, 2022 and December 31, 2021, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 59,198,963 and 62,307,245 shares outstanding at December 31, 2022 and December 31, 2021, respectively	141,834	141,834
Capital surplus	1,635,877	1,635,642
Retained earnings	1,077,675	977,765
Treasury stock (8,882,343 and 5,774,061 shares at cost, respectively)	(308,964)	(199,759)
Accumulated other comprehensive loss	(262,416)	(5,120)
Deferred benefits for directors	(1,828)	(1,680)
Total Shareholders’ Equity	2,426,662	2,693,166
Total Liabilities and Shareholders’ Equity	$16,931,905	$16,927,125

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2022	2021	2020
INTEREST AND DIVIDEND INCOME
Loans, including fees	$422,401	$415,965	$465,677
Interest and dividends on securities:
Taxable	66,123	50,401	53,594
Tax-exempt	18,818	16,161	16,999
Total interest and dividends on securities	84,941	66,562	70,593
Other interest income	6,314	2,440	5,007
Total interest and dividend income	513,656	484,967	541,277
INTEREST EXPENSE
Interest bearing demand deposits	12,181	3,669	7,069
Money market deposits	3,562	1,803	4,616
Savings deposits	4,115	1,031	1,802
Certificates of deposit	4,089	7,623	13,562
Total interest expense on deposits	23,947	14,126	27,049
Federal Home Loan Bank borrowings	3,968	6,167	24,701
Other short-term borrowings	568	227	1,729
Subordinated debt and junior subordinated debt	10,860	6,514	8,318
Total interest expense	39,343	27,034	61,797
NET INTEREST INCOME	474,313	457,933	479,480
Provision for credit losses	(1,663)	(64,274)	107,741
Net interest income after provision for credit losses	475,976	522,207	371,739
NON-INTEREST INCOME
Trust fees	27,551	29,511	26,335
Service charges on deposits	26,281	22,412	21,943
Electronic banking fees	20,002	19,318	17,524
Net securities brokerage revenue	9,525	6,896	6,189
Bank-owned life insurance	10,728	8,936	7,359
Mortgage banking income	5,129	19,528	22,736
Net securities (losses) gains	(1,777)	1,113	4,268
Net gains on other real estate owned and other assets	482	4,816	103
Other income	19,470	20,255	21,728
Total non-interest income	117,391	132,785	128,185
NON-INTEREST EXPENSE
Salaries and wages	167,028	154,242	153,166
Employee benefits	37,771	41,033	41,723
Net occupancy	26,105	26,843	27,580
Equipment and software	32,508	30,006	24,801
Marketing	9,335	8,634	5,957
FDIC insurance	7,901	4,150	7,734
Amortization of intangible assets	10,278	11,457	13,411
Restructuring and merger-related expense	1,723	6,717	9,725
Other operating expenses	64,317	70,061	70,748
Total non-interest expense	356,966	353,143	354,845
Income before provision for income taxes	236,401	301,849	145,079
Provision for income taxes	44,288	59,589	23,035
NET INCOME	$192,113	$242,260	$122,044
Preferred stock dividends	10,125	10,125	2,644
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$181,988	$232,135	$119,400
EARNINGS PER COMMON SHARE
Basic	$3.03	$3.54	$1.78
Diluted	3.02	3.53	1.77
AVERAGE COMMON SHARES OUTSTANDING
Basic	60,047,177	65,520,527	67,260,796
Diluted	60,215,374	65,669,970	67,310,584
DIVIDENDS DECLARED PER COMMON SHARE	$1.37	$1.32	$1.28

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Net income	$192,113	$242,260	$122,044
Debt securities available-for-sale:
Net change in unrealized (losses) gains on debt securities available-for-sale	(339,422)	(67,652)	39,880
Related income tax benefit (expense)	82,253	16,112	(9,727)
Net securities losses (gains) reclassified into earnings	13	(56)	(2,540)
Related income tax (benefit) expense	(3)	13	604
Net effect on other comprehensive income for the period	(257,159)	(51,583)	28,217
Debt securities held-to-maturity:
Amortization of unrealized gain transferred from debt securities available-for-sale	—	—	(32)
Related income tax expense	—	—	7
Net effect on other comprehensive income for the period	—	—	(25)
Defined benefit plans:
Amortization of net loss and prior service costs	291	2,521	3,000
Related income tax benefit	(70)	(609)	(714)
Recognition of unrealized (loss) gain	(473)	17,386	(420)
Related income tax benefit (expense)	115	(4,194)	100
Net effect on other comprehensive income for the period	(137)	15,104	1,966
Total other comprehensive (loss) gain	(257,296)	(36,479)	30,158
Comprehensive (loss) income	$(65,183)	$205,781	$152,202

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		For the years ended December 31, 2022, 2021, and 2020
		Common Stock
(in thousands, except shares and per share amounts)	Preferred Stock Amount	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Deferred Benefits for Directors	Total
January 1, 2020	$—	67,824,428	$141,827	$1,636,966	$824,694	$(9,463)	$1,201	$(1,304)	$2,593,921
Net income	—	—	—	—	122,044	—	—	—	122,044
Other comprehensive income	—	—	—	—	—	—	30,158	—	30,158
Comprehensive income									152,202
Common dividends declared ($1.28 per share)	—	—	—	—	(85,815)	—	—	—	(85,815)
Preferred dividends declared ($17.625 per share)	—	—	—	—	(2,644)	—	—	—	(2,644)
Adoption of ASU 2016-13	—	—	—	—	(26,591)	—	—	—	(26,591)
Issuance of preferred stock, net of issuance costs	144,484	—	—	—	—	—	—	—	144,484
Treasury shares acquired	—	(813,108)	—	118	—	(25,414)	—	—	(25,296)
Stock options exercised	—	61,623	7	(1,206)	—	2,175	—	—	976
Restricted stock granted	—	181,763	—	(6,753)	—	6,753	—	—	—
Stock compensation expense	—	—	—	5,653	—	—	—	—	5,653
Deferred benefits for directors—net	—	—	—	37	—	—	—	(190)	(153)
December 31, 2020	$144,484	67,254,706	$141,834	$1,634,815	$831,688	$(25,949)	$31,359	$(1,494)	$2,756,737
Net income	—	—	—	—	242,260	—	—	—	242,260
Other comprehensive loss	—	—	—	—	—	—	(36,479)	—	(36,479)
Comprehensive income									205,781
Common dividends declared ($1.32 per share)	—	—	—	—	(85,667)	—	—	—	(85,667)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Issuance of preferred stock, net of issuance costs	—	11,720	—	—	(391)	391	—	—	—
Treasury shares acquired	—	(5,218,275)	—	194	—	(183,171)	—	—	(182,977)
Stock options exercised	—	130,273	—	(1,388)	—	4,484	—	—	3,096
Restricted stock granted	—	128,821	—	(4,486)	—	4,486	—	—	—
Stock compensation expense	—	—	—	6,475	—	—	—	—	6,475
Deferred benefits for directors—net	—	—	—	32	—	—	—	(186)	(154)
December 31, 2021	$144,484	62,307,245	$141,834	$1,635,642	$977,765	$(199,759)	$(5,120)	$(1,680)	$2,693,166
Net income	—	—	—	—	192,113	—	—	—	192,113
Other comprehensive loss	—	—	—	—	—	—	(257,296)	—	(257,296)
Comprehensive income									(65,183)
Common dividends declared ($1.37 per share)	—	—	—	—	(81,286)	—	—	—	(81,286)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Stock issued for dividend reinvestment	—	23,478	—	—	(792)	792	—	—	—
Treasury shares acquired	—	(3,407,016)	—	—	—	(119,097)	—	—	(119,097)
Stock options exercised	—	111,050	—	(529)	—	3,579	—	—	3,050
Restricted stock granted	—	164,206	—	(5,521)	—	5,521	—	—	—
Stock compensation expense	—	—	—	6,246	—	—	—	—	6,246
Deferred benefits for directors—net	—	—	—	39	—	—	—	(148)	(109)
December 31, 2022	$144,484	59,198,963	$141,834	$1,635,877	$1,077,675	$(308,964)	$(262,416)	$(1,828)	$2,426,662

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$192,113	$242,260	$122,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	13,042	13,387	14,131
Other net amortization (accretion)	8,890	(11,001)	(9,890)
Provision for credit losses	(1,663)	(64,274)	107,741
Net securities losses (gains)	1,777	(1,113)	(4,268)
Mortgage banking income	(5,129)	(19,528)	(22,736)
Stock compensation expense	6,246	6,475	5,653
Decrease (increase) in deferred income tax assets, net	4,489	18,692	(10,518)
Increase in cash surrender value of bank-owned life insurance	(10,728)	(8,936)	(7,359)
Loans originated for sale	(240,270)	(648,344)	(910,155)
Proceeds from the sale of loans originated for sale	257,290	789,823	786,352
Net change in: accrued interest receivable and other assets	(63,074)	60,503	(30,280)
Net change in: accrued interest payable and other liabilities	44,232	(35,098)	16,189
Other—net	(3,075)	(6,549)	2,702
Net cash provided by operating activities	204,140	336,297	59,606
INVESTING ACTIVITIES
Net (increase) decrease in loans held for investment	(958,192)	1,108,165	(538,688)
Available-for-sale debt securities:
Proceeds from sales	—	—	226,099
Proceeds from maturities, prepayments and calls	604,330	839,584	803,006
Purchases of securities	(468,399)	(1,955,670)	(585,930)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	88,407	108,883	200,100
Purchases of securities	(335,042)	(385,538)	(82,695)
Equity securities:
Proceeds from sales	—	—	203
Purchases of bank owned life insurance	—	(40,000)	—
Proceeds from bank owned life insurance	8,726	4,615	832
Purchases of premises and equipment—net	(7,990)	(8,535)	(7,551)
Sale of portfolio loans	—	—	42,416
Net cash (used in) provided by investing activities	(1,068,160)	(328,496)	57,792
FINANCING ACTIVITIES
(Decrease) increase in deposits	(432,775)	1,140,303	1,435,497
Proceeds from Federal Home Loan Bank borrowings	650,000	—	475,000
Repayment of Federal Home Loan Bank borrowings	(128,980)	(365,201)	(1,341,814)
Decrease in other short-term borrowings	(6,824)	(100,057)	(32,912)
Principal repayments of finance lease obligations	(553)	(444)	(422)
Decrease in federal funds purchased	—	—	(7,500)
Issuance of subordinated debt, net of issuance costs	147,702	—	—
Repayment of subordinated debt and junior subordinated debt	—	(60,000)	(6,702)
Dividends paid to common shareholders	(81,325)	(86,484)	(85,253)
Dividends paid to preferred shareholders	(10,125)	(10,125)	(2,644)
Issuance of common stock	—	—	59
Issuance of preferred stock, net of issuance costs	—	—	144,484
Treasury shares purchased—net	(116,047)	(179,882)	(24,540)
Net cash provided by financing activities	21,073	338,110	553,253
Net (decrease) increase in cash, cash equivalents and restricted cash	(842,947)	345,911	670,651
Cash, cash equivalents and restricted cash at beginning of the year	1,251,358	905,447	234,796
Cash, cash equivalents and restricted cash at end of the year	$408,411	$1,251,358	$905,447
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$37,745	$32,572	$75,082
Income taxes paid	24,899	35,725	36,975
Transfers of loans to other real estate owned	1,554	526	263
Transfers of portfolio loans to loans held for sale	—	—	42,416

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations— Wesbanco, Inc. (“Wesbanco” or the “Company”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. Wesbanco’s defined business segments are community banking and trust and investment services. As of December 31, 2022, Wesbanco’s banking subsidiary, Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 194 branches and 188 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. In addition, Wesbanco operates an insurance brokerage company, Wesbanco Insurance Services, Inc., and a full service broker/dealer, Wesbanco Securities, Inc.

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

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. Wesbanco has eleven wholly-owned trust subsidiaries (collectively, the “Trusts”), for which it does not have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance nor the obligation to absorb losses or the right to receive a benefits from the VIE that could be potentially significant to the VIE. Accordingly, the Trusts and their net assets are not included in the Consolidated Financial Statements. However, the junior subordinated deferrable interest debentures issued by Wesbanco to the Trusts (refer to Note 10, “Subordinated Debt and Junior Subordinated Debt”) and the common stock issued by the Trusts is included in the Consolidated Balance Sheets. Wesbanco also owns non-controlling variable interests in certain limited partnerships for which it does not have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance nor the obligation to absorb losses or the right to receive a benefit from the VIE that could be potentially significant to the VIE. These VIEs are not consolidated into Wesbanco’s financial statements because Wesbanco is not considered the primary beneficiary. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. Refer to Note 7, “Investments in Limited Partnerships” for further detail.

Business Combinations— Business combinations are accounted for by applying the acquisition method. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

Revenue Recognition— Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, debit card sponsorship income, payment processing fees, electronic banking fees, mortgage banking income and net gain or loss on sale of other real estate owned and other assets– there are no significant judgements related to the amount and timing of revenue recognition.

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

Loans and Loans Held for Sale — Loans originated by Wesbanco are reported at the principal amount outstanding, net of unearned income including credit valuation adjustments, unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned on loans except where doubt exists as to collectability, in which case accrual of income is discontinued. Loans originated and intended for sale are carried, in aggregate, at fair value. The use of a valuation model using quoted prices of similar instruments are significant observable inputs in arriving at the fair value of loans held for sale.

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

Allowance for Credit Losses— The allowance for credit losses specific to loans reduces the loan portfolio to the net amount expected to be collected, representing the lifetime expected losses at the initial origination date. Similarly, an allowance for unfunded loan commitments, which is recorded in other liabilities, represents expected losses on unfunded commitments. Fluctuations in the allowance for credit losses specific to loans, the allowance for unfunded loan commitments, and the allowance for held-to-maturity debt securities are recognized in the provision for credit losses on the consolidated statement of operations. The allowance incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast. The allowance is increased by a provision charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the appropriateness of the allowance at least quarterly. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.

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

Other Real Estate Owned and Repossessed Assets— Other real estate owned and repossessed assets, which are considered available-for-sale and are reported in other assets, are carried at the lower of cost or their estimated current fair value, less estimated costs to sell. Other real estate owned consists primarily of properties acquired through, or in lieu of, foreclosure. Repossessed collateral primarily consists of automobiles and other types of collateral acquired to satisfy defaulted consumer loans. Subsequent declines in fair value, if any, income and expense associated with the management of the collateral, and gains or losses on the disposition of these assets are recognized in the Consolidated Statements of Income in non-interest income. Refer to Note 13, “Revenue Recognition” for further detail.

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

Defined Benefit Pension Plan— Wesbanco recognizes in the statement of financial position an asset for the plan’s overfunded status or a liability for the plan’s underfunded status. Wesbanco recognizes fluctuations in the funded status in the year in which the changes occur through other comprehensive income. Plan assets are determined based on fair value generally representing observable market prices. The projected benefit obligation is determined based on the present value of projected benefit distributions at an assumed discount rate. The discount rate utilized is based on a fitted yield curve approach whereby the yield curve compares the expected stream of future benefit payments for the plan to high quality corporate bonds available in the marketplace to determine an equivalent discount rate. Periodic pension expense includes service costs, interest costs based on an assumed discount rate, an expected return on plan assets based on an actuarially-derived market-related value, an assumed rate of annual compensation increase, and amortization or accretion of actuarial gains and losses as well as other actuarial assumptions. The service cost component is recognized in salaries and wages and the remaining costs are recognized in employee benefits within the Company’s Consolidated Statement of Income. Wesbanco utilizes a full yield curve approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The plan has been closed to new entrants since August 2007; however, benefits are still earned for those plan participants with continuing employment after August 2007. Refer to Note 12, “Employee Benefit Plans” for further detail.

Post-retirement Medical Benefit Plan— Wesbanco acquired a non-qualified supplemental retirement plan for certain key employees from Farmers Capital Bank Corp. (“FFKT”). The Plan provides lifetime medical and dental benefits upon retirement for certain employees meeting the eligibility requirement, which were amended by Wesbanco upon acquisition. Wesbanco recognizes a liability for the projected benefit obligation in the Consolidated Balance Sheets in other liabilities as this plan is unfunded until period payments are made. Wesbanco recognizes fluctuations in the projected benefit obligation through other comprehensive income. The projected benefit obligation is based on the present value of projected medical and dental obligations at an assumed discount rate. Periodic benefit expense includes service cost, interest cost based on an assumed discount rate, and amortization or accretion of actuarial gains and losses, as well as other actuarial assumptions. Refer to Note 12, “Employee Benefit Plans” for further detail.

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2022-05 Financial Services – Insurance (Topic 944)

In December 2022, the FASB issued ASU 2022-05, “Financial Services – Insurance (Topic 944).” The Board issued Accounting Standards Update No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), in August 2018. The amendments in Update 2018-12 require that an insurance entity apply a retrospective transition method to LDTIs as of the beginning of the earliest period presented or the beginning of the prior fiscal year if early application is elected. For Wesbanco, this update was effective beginning on January 1, 2023. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

ASU 2022-04 Liabilities – Supplier Finance Programs (Sub-topic 405-50)

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50).” The amendments in this ASU require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. For Wesbanco, this update was effective beginning on January 1, 2023, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of this full pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

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

ASU 2022-02 Financial Instruments - Credit Losses (Topic 326)

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)". The amendments in this ASU eliminate the accounting guidance for Troubled Debt Restructurings ("TDRs") by creditors in Subtopic 310-40, "Receivables - Troubled Debt Restructurings by Creditors," while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, for public business entities, the amendments in this Update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments - Credit Losses - Measured at Amortized Cost." For Wesbanco, this update was effective beginning on January 1, 2023. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

ASU 2022-01 Derivatives and Hedging (Topic 815)

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815)". The amendments in this ASU address several topics within ASU 2017-12, which was issued in August 2017 to improve the hedge accounting model. ASU 2022-01 expands the current last-of-layer method to allow multiple hedged layers of a single closed portfolio and renames the last-of-layer method as the portfolio layer method. Among other things, the ASU expands the scope of the portfolio layer method to include nonprepayable financial assets, provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method whether a single hedged layer or multiple hedge layers are designated and specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. For Wesbanco, this update was effective beginning on January 1, 2023. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

ASU 2021-08 Business Combinations (Topic 805)

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805)." The amendments in this Update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, "Revenue Recognition." The amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets." For Wesbanco, this update was effective beginning on January 1, 2023. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

ASU 2020-04, ASU 2021-01 and ASU 2022-06 Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. This ASU provided temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate ("LIBOR") or other reference rate expected to be discontinued on financial reporting. The ASU also provides optional expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022, and can be adopted at any time during this period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic

848): Scope”. This ASU refines the scope of Topic 848 and addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued, but that use an interest rate for margining, discounting or contract price alignment that is expected to be modified as a result of reference rate reform. ASU 2021-01 is effective upon issuance through December 31, 2024, and can be adopted at any time during this period. Wesbanco has not offered LIBOR for any new contracts after December 31, 2021. Wesbanco has chosen the One Month Term Secured Overnight Financing Rate ("1M Term SOFR") as its alternative replacement rate for LIBOR on both back-to-back swaps and on one-month variable loans. A transition plan was implemented in 2021 to identify and modify Wesbanco's loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR, and Wesbanco continues to assess the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis, with no material impacts expected at this time. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” In the Update, the Board decided to defer the sunset date of Topic 848 to December 31, 2024, to permit entities to apply the guidance in Topic 848 through the expected cessation date of USD LIBOR. In the Board’s view, that time frame would have been sufficient to provide flexibility for additional unforeseen changes to the timeline of USD LIBOR cessation and to accommodate global interbank offered rate (IBOR) transition. The update is not expected to have a material impact on Wesbanco’s Consolidated Financial Statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2022	2021	2020
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$181,988	$232,135	$119,400
Denominator:
Total average basic common shares outstanding	60,047,177	65,520,527	67,260,796
Effect of dilutive stock options and other stock compensation	168,197	149,443	49,788
Total diluted average common shares outstanding	60,215,374	65,669,970	67,310,584
Earnings per common share—basic	$3.03	$3.54	$1.78
Earnings per common share—diluted	3.02	3.53	1.77

As of December 31, 2022, 2021 and 2020, respectively, 510,211, 412,131 and 497,540 options to purchase shares were excluded in the diluted shares computation because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of December 31, 2022, contingently issuable shares totaling 53,280 were estimated to be awarded under the 2022, 2021 and 2020 total shareholder return plans as stock performance targets were met to date and were included in the diluted calculation. No shares were contingently issuable as of December 31, 2021 and 2020 because the performance criteria was not met at that time and the effect would be antidilutive. In addition, performance-based restricted stock compensation totaling 53,230 and 61,267 were estimated to be awarded as of December 31, 2022 and December 31, 2021 and are included in the calculation. No performance-based restricted stock compensation was estimated to be awarded at December 31, 2020.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	December 31, 2022				December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	$259,418	$2	$(33,450)	$225,970	$236,096	$3,922	$(3,040)	$236,978
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,144,015	25	(297,987)	1,846,053	2,301,170	16,489	(32,446)	2,285,213
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	359,811	—	(10,080)	349,731	364,486	4,252	(1,245)	367,493
Obligations of states and political subdivisions	96,081	244	(4,097)	92,228	101,003	5,372	(35)	106,340
Corporate debt securities	15,451	—	(293)	15,158	16,940	507	(9)	17,438
Total available-for-sale debt securities	$2,874,776	$271	$(345,907)	$2,529,140	$3,019,695	$30,542	$(36,775)	$3,013,462
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$4,357	$—	$(416)	$3,941	$5,944	$72	$(8)	$6,008
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	45,909	—	(3,809)	42,100	58,147	1,409	(16)	59,540
Obligations of states and political subdivisions	1,177,986	577	(159,975)	1,018,588	907,649	23,854	(3,500)	928,003
Corporate debt securities	20,377	—	(616)	19,761	33,083	1,818	—	34,901
Total held-to-maturity debt securities (1)	$1,248,629	$577	$(164,816)	$1,084,390	$1,004,823	$27,153	$(3,524)	$1,028,452
Total debt securities	$4,123,405	$848	$(510,723)	$3,613,530	$4,024,518	$57,695	$(40,299)	$4,041,914

(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021 there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

Equity securities, of which $9.0 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $11.5 million and $13.5 million at December 31, 2022 and 2021, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2022. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$36,678	$36,281
1-5 years	126,232	122,389
5-10 years	450,732	428,661
Over 10 years	2,261,134	1,941,809
Total available-for-sale debt securities	$2,874,776	$2,529,140
Held-to-maturity debt securities
Less than one year	$25,985	$25,871
1-5 years	102,383	101,156
5-10 years	379,069	352,338
Over 10 years	741,192	605,025
Total held-to-maturity debt securities	$1,248,629	$1,084,390
Total debt securities	$4,123,405	$3,613,530

Securities with an aggregate fair value of $2.1 billion at December 31, 2022 and 2021, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. There were no sales of available-for-sale securities for the years ended December 31, 2022 and December 31, 2021. Proceeds from the sale of available-for-sale securities were $226.1 million for the year ended December 31, 2020. Net unrealized (losses) gains on available-for-sale securities included in accumulated other comprehensive income, net of tax, as December 31, 2022, 2021, and 2020 were ($261.8) million, ($4.7) million and $46.9 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments for the years ended December 31, 2022, 2021 and 2020, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Debt securities:
Gross realized gains	$168	$252	$3,816
Gross realized losses	(21)	(57)	(1,083)
Net gains on debt securities	$147	$195	$2,733
Equity securities:
Unrealized (losses) gains recognized on securities still held	$(1,924)	$918	$1,541
Net realized losses recognized on securities sold	—	—	(6)
Net (losses) gains on equity securities	$(1,924)	$918	$1,535
Net securities (losses) gains	$(1,777)	$1,113	$4,268

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $9.5 million and $7.0 million as of December 31, 2022 and 2021, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the years ended December 31, 2022, 2021 and 2020, respectively:

	Allowance for Credit Losses By Category
	For the Years Ended December 31, 2022, 2021 and 2020
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Beginning balance at January 1, 2022	$—	$—	$174	$94	$268
Current period provision	—	—	(7)	(41)	(48)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance at December 31, 2022	$—	$—	$167	$53	$220

Beginning balance at January 1, 2021	$—	$—	$130	$196	$326
Current period provision	—	—	44	(102)	(58)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance at December 31, 2021	$—	$—	$174	$94	$268

Beginning balance at January 1, 2020	$—	$—	$96	$133	$229
Current period provision	—	—	34	63	97
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Ending balance at December 31, 2020	$—	$—	$130	$196	$326

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$107,011	$(8,435)	35	$118,779	$(25,015)	13	$225,790	$(33,450)	48
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	514,789	(39,246)	294	1,328,906	(258,741)	202	1,843,695	(297,987)	496
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	190,189	(5,106)	38	159,543	(4,974)	36	349,732	(10,080)	74
Obligations of states and political subdivisions	67,822	(1,815)	128	7,812	(2,282)	10	75,634	(4,097)	138
Corporate debt securities	7,225	(226)	3	4,433	(67)	3	11,658	(293)	6
Total temporarily impaired securities	$887,036	$(54,828)	498	$1,619,473	$(291,079)	264	$2,506,509	$(345,907)	762

	December 31, 2021
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$114,486	$(1,865)	12	$32,688	$(1,175)	4	$147,174	$(3,040)	16
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,568,138	(29,060)	143	141,681	(3,386)	23	1,709,819	(32,446)	166
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	131,970	(579)	25	78,356	(666)	8	210,326	(1,245)	33
Obligations of states and political subdivisions	4,307	(35)	2	—	—	—	4,307	(35)	2
Corporate debt securities	6,990	(9)	5	—	—	—	6,990	(9)	5
Total temporarily impaired securities	$1,825,891	$(31,548)	187	$252,725	$(5,227)	35	$2,078,616	$(36,775)	222

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

Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB stock totaling $36.2 million and $15.9 million at December 31, 2022 and 2021, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $9.6 million and $3.3 million at December 31, 2022 and 2021, respectively, including $0.2 million and $6.1 million, respectively, of net deferred income from SBA Payroll Protection Program ("PPP") loans. The un-accreted discount on purchased loans from acquisitions was $18.0 million at December 31, 2022 and $25.9 million at December 31, 2021.

	December 31,	December 31,
(in thousands)	2022	2021
Commercial real estate:
Land and construction	$943,887	$833,880
Improved property	5,117,457	4,705,088
Total commercial real estate	6,061,344	5,538,968
Commercial and industrial	1,571,280	1,427,645
Commercial and industrial - PPP	8,115	162,675
Residential real estate	2,140,584	1,721,378
Home equity	695,065	605,682
Consumer	226,340	277,130
Total portfolio loans	10,702,728	9,733,478
Loans held for sale	8,249	25,277
Total loans	$10,710,977	$9,758,755

As of December 31, 2022, accrued interest receivable for loans was $51.8 million. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.2 million reserve on the accrued interest related to loan modifications allowed under the CARES Act due to the timing and nature of these modifications. As of December 31, 2022, accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $17.0 million.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31, 2022
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at beginning of year:
Allowance for credit losses - loans	$7,310	$65,355	$26,875	$15,401	$724	$3,737	$2,220	$121,622
Allowance for credit losses - loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total beginning allowance for credit losses - loans and loan commitments	11,490	65,556	28,372	16,977	773	4,009	2,220	129,397
Provision for credit losses:
Provision for loan losses	(625)	(12,939)	4,736	2,717	3,526	44	333	(2,208)
Provision for loan commitments	1,845	(201)	(1,497)	639	79	(272)	—	593
Total provision for credit losses - loans and loan commitments	1,220	(13,140)	3,239	3,356	3,605	(228)	333	(1,615)
Charge-offs	(73)	(795)	(1,068)	(500)	(358)	(3,476)	(1,622)	(7,892)
Recoveries	125	1,038	997	590	342	2,822	354	6,268
Net recoveries (charge-offs)	52	243	(71)	90	(16)	(654)	(1,268)	(1,624)
Balance at end of period:
Allowance for credit losses - loans	6,737	52,659	31,540	18,208	4,234	3,127	1,285	117,790
Allowance for credit losses - loan commitments	6,025	—	—	2,215	128	—	—	8,368
Total ending allowance for credit losses - loans and loan commitments	$12,762	$52,659	$31,540	$20,423	$4,362	$3,127	$1,285	$126,158

	For the Year Ended December 31, 2021
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at beginning of year:
Allowance for credit losses - loans	$10,841	$110,652	$37,850	$17,851	$1,487	$6,507	$639	$185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total beginning allowance for credit losses - loans and loan commitments	17,349	111,364	39,125	18,806	1,532	6,526	639	195,341
Provision for credit losses:
Provision for loan losses	(3,698)	(44,831)	(10,749)	(2,708)	(899)	(2,286)	2,694	(62,477)
Provision for loan commitments	(2,328)	(511)	222	621	4	253	—	(1,739)
Total provision for credit losses - loans and loan commitments	(6,026)	(45,342)	(10,527)	(2,087)	(895)	(2,033)	2,694	(64,216)
Charge-offs	(22)	(1,825)	(2,521)	(873)	(414)	(2,995)	(1,486)	(10,136)
Recoveries	189	1,359	2,295	1,131	550	2,511	373	8,408
Net recoveries (charge-offs)	167	(466)	(226)	258	136	(484)	(1,113)	(1,728)
Balance at end of period:
Allowance for credit losses - loans	7,310	65,355	26,875	15,401	724	3,737	2,220	121,622
Allowance for credit losses - loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total ending allowance for credit losses - loans and loan commitments	$11,490	$65,556	$28,372	$16,977	$773	$4,009	$2,220	$129,397

	For the Year Ended December 31, 2020
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at beginning of year:
Allowance for credit losses - loans	$4,949	$20,293	$14,116	$4,311	$4,422	$2,951	$1,387	$52,429
Allowance for credit losses - loan commitments	235	22	311	15	250	41	—	874
Total beginning allowance for credit losses - loans and loan commitments	5,184	20,315	14,427	4,326	4,672	2,992	1,387	53,303
Impact of adopting ASC 326	1,524	13,078	22,357	5,630	(3,936)	2,576	213	41,442
Provision for credit losses:
Provision for loan losses	6,929	78,210	3,918	9,065	1,234	2,980	(376)	101,960
Provision for loan commitments	3,671	712	693	560	30	19	—	5,685
Total provision for credit losses - loans and loan commitments	10,600	78,922	4,611	9,625	1,264	2,999	(376)	107,645
Charge-offs	(51)	(1,747)	(3,727)	(1,415)	(969)	(3,615)	(1,011)	(12,535)
Recoveries	92	796	1,457	640	501	1,574	426	5,486
Net recoveries (charge-offs)	41	(951)	(2,270)	(775)	(468)	(2,041)	(585)	(7,049)
Balance at end of period:
Allowance for credit losses - loans	10,841	110,652	37,850	17,851	1,487	6,507	639	185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total ending allowance for credit losses - loans and loan commitments	$17,349	$111,364	$39,125	$18,806	$1,532	$6,526	$639	$195,341

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
December 31, 2022
Allowance for credit losses:
Loans individually-evaluated	$—	$2,988	$130	$—	$—	$—	$—	$3,118
Loans collectively-evaluated	6,737	49,671	31,410	18,208	4,234	3,127	1,285	114,672
Loan commitments (1)	6,025	—	—	2,215	128	—	—	8,368
Total allowance for credit losses - loans and commitments	$12,762	$52,659	$31,540	$20,423	$4,362	$3,127	$1,285	$126,158

Portfolio loans:
Individually-evaluated for credit losses(1)	$24,629	$25,369	$401	$—	$—	$—	$—	$50,399
Collectively-evaluated for credit losses	919,258	5,092,088	1,578,994	2,140,584	695,065	226,340	—	10,652,329
Total portfolio loans	$943,887	$5,117,457	$1,579,395	$2,140,584	$695,065	$226,340	$—	$10,702,728

December 31, 2021
Allowance for credit losses:
Loans individually-evaluated	$381	$8,560	$333	$—	$—	$—	$—	$9,274
Loans collectively-evaluated	6,929	56,795	26,542	15,401	724	3,737	2,220	112,348
Loan commitments (1)	4,180	201	1,497	1,576	49	272	—	7,775
Total allowance for credit losses - loans and commitments	$11,490	$65,556	$28,372	$16,977	$773	$4,009	$2,220	$129,397

Portfolio loans:
Individually-evaluated for credit losses(1)	$1,248	$66,635	$576	$—	$—	$—	$—	$68,459
Collectively-evaluated for credit losses	832,632	4,638,453	1,589,744	1,721,378	605,682	277,130	—	9,665,019
Total portfolio loans	$833,880	$4,705,088	$1,590,320	$1,721,378	$605,682	$277,130	$—	$9,733,478

(1) For additional detail relating to loan commitments, see Footnote 18, "Commitments and Contingent Liabilities".

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2022
Pass	$911,804	$4,940,135	$1,538,300	$7,390,239
Criticized—compromised	1,329	121,393	25,223	147,945
Classified—substandard	30,754	55,929	15,872	102,555
Classified—doubtful	—	—	—	—
Total	$943,887	$5,117,457	$1,579,395	$7,640,739

As of December 31, 2021
Pass	$823,316	$4,400,872	$1,540,569	$6,764,757
Criticized—compromised	7,955	222,830	17,733	248,518
Classified—substandard	2,609	81,386	32,018	116,013
Classified—doubtful	—	—	—	—
Total	$833,880	$4,705,088	$1,590,320	$7,129,288

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $24.8 million at December 31, 2022 and $30.2 million at December 31, 2021, of which $5.9 million and $7.4 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $25.0 million and $21.7 million of unfunded criticized and classified commercial loan commitments are not included in the tables above for December 31, 2022 and 2021, respectively.

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2022
Commercial real estate:
Land and construction	$942,236	$—	$910	$741	$1,651	$943,887	$629
Improved property	5,099,342	2,147	331	15,637	18,115	5,117,457	84
Total commercial real estate	6,041,578	2,147	1,241	16,378	19,766	6,061,344	713
Commercial and industrial	1,574,311	1,427	519	3,138	5,084	1,579,395	1,586
Residential real estate	2,129,095	853	3,536	7,100	11,489	2,140,584	1,551
Home equity	686,762	3,885	621	3,797	8,303	695,065	1,063
Consumer	222,153	2,910	704	573	4,187	226,340	530
Total portfolio loans	10,653,899	11,222	6,621	30,986	48,829	10,702,728	5,443
Loans held for sale	8,249	—	—	—	—	8,249	—
Total loans	$10,662,148	$11,222	$6,621	$30,986	$48,829	$10,710,977	$5,443

Nonperforming loans included above are as follows:
Non-accrual loans	$10,337	$1,495	$870	$25,483	27,848	$38,185
TDRs accruing interest (1)	3,131	7	32	60	99	3,230
Total non-performing	$13,468	$1,502	$902	$25,543	$27,947	$41,415

As of December 31, 2021
Commercial real estate:
Land and construction	$833,755	$—	$—	$125	$125	$833,880	$51
Improved property	4,681,028	6,377	7,728	9,955	24,060	4,705,088	3,042
Total commercial real estate	5,514,783	6,377	7,728	10,080	24,185	5,538,968	3,093
Commercial and industrial	1,583,347	2,275	1,213	3,485	6,973	1,590,320	559
Residential real estate	1,702,587	2,331	3,254	13,206	18,791	1,721,378	2,840
Home equity	599,189	2,240	602	3,651	6,493	605,682	685
Consumer	273,577	1,532	1,208	813	3,553	277,130	627
Total portfolio loans	9,673,483	14,755	14,005	31,235	59,995	9,733,478	7,804
Loans held for sale	25,277	—	—	—	—	25,277	—
Total loans	$9,698,760	$14,755	$14,005	$31,235	$59,995	$9,758,755	$7,804

Nonperforming loans included above are as follows:
Non-accrual loans	$11,174	$914	$564	$23,090	24,568	$35,742
TDRs accruing interest (1)	3,275	3	127	341	471	3,746
Total non-performing	$14,449	$917	$691	$23,431	$25,039	$39,488

(1)
Loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	December 31, 2022			December 31, 2021
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$112	$112	$—	$74	$73	$—
Improved property	18,367	16,601	—	9,846	8,089	—
Commercial and industrial	4,102	3,112	—	6,528	5,256	—
Residential real estate	21,084	16,057	—	25,492	20,065	—
Home equity	6,970	5,374	—	6,985	5,440	—
Consumer	316	159	—	869	565	—
Total nonperforming loans without a specific allowance	50,951	41,415	—	49,794	39,488	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—
Total nonperforming loans	$50,951	$41,415	$—	$49,794	$39,488	$—

(1)
The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$79	$2	$176	$—	$571	$—
Improved property	9,324	99	7,207	32	7,193	61
Commercial and industrial	4,233	12	4,077	11	5,256	7
Residential real estate	17,873	247	20,971	155	19,651	168
Home equity	5,298	37	5,561	13	5,806	22
Consumer	406	5	420	3	377	2
Total nonperforming loans without a specific allowance	37,213	402	38,413	214	38,854	260
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	—	—	1,669	—	2,672	—
Commercial and industrial	—	—	—	—	38	—
Residential real estate	—	—	—	—	878	—
Home equity	—	—	—	—	141	—
Consumer	—	—	—	—	11	—
Total nonperforming loans with a specific allowance	—	—	1,669	—	3,740	—
Total nonperforming loans	$37,213	$402	$40,082	$214	$42,594	$260

The following tables present the recorded investment in non-accrual loans and TDRs:

	Non-accrual Loans (1)
(in thousands)	December 31, 2022	December 31, 2021
Commercial real estate:
Land and construction	$112	$73
Improved property	16,254	7,715
Total commercial real estate	16,366	7,788
Commercial and industrial	2,946	5,064
Residential real estate	13,695	17,190
Home equity	5,044	5,163
Consumer	134	537
Total	$38,185	$35,742

(1)
At December 31, 2022, there were three borrowers with loan balances greater than $1.0 million totaling $11.8 million, as compared to three borrowers with a loan balance greater than $1.0 million totaling $4.1 million at December 31, 2021. Total non-accrual loans include loans that are also TDRs. Such loans are also set forth in the following table as non-accrual TDRs.

	TDRs
	December 31, 2022			December 31, 2021
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	347	29	376	374	133	507
Total commercial real estate	347	29	376	374	133	507
Commercial and industrial	166	—	166	192	—	192
Residential real estate	2,362	1,464	3,826	2,875	1,156	4,031
Home equity	330	218	548	277	258	535
Consumer	25	—	25	28	—	28
Total	$3,230	$1,711	$4,941	$3,746	$1,547	$5,293

As of December 31, 2022 and December 31, 2021, there were no TDRs greater than $1.0 million. The concessions granted in the majority of loans reported as accruing and non-accrual TDRs are extensions of the maturity date or the amortization period, reductions in the interest rate below the prevailing market rate for loans with comparable characteristics, and/or permitting interest-only payments for longer than six months. Wesbanco had unfunded commitments to debtors whose loans were classified as nonperforming of $0.1 million as of both December 31, 2022 and 2021.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2022 and 2021:

	New TDRs (1) For the Year Ended December 31, 2022			New TDRs (1) For the Year Ended December 31, 2021
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	1	$84	$—	—	$—	$—
Improved property	2	1,286	—	—	—	—
Total commercial real estate	3	1,370	—	—	—	—
Commercial and industrial	—	—	—	1	178	172
Residential real estate	—	—	—	1	103	100
Home equity	—	—	—	1	57	54
Consumer	—	—	—	—	—	—
Total	3	$1,370	$—	3	$338	$326

(1)
Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

The following table summarizes TDRs which defaulted (defined as past due 90 days) during the years ended December 31, 2022 and 2021 that were restructured within the last twelve months prior to December 31, 2022 and 2021:

	Defaulted TDRs (1) For the Year Ended December 31, 2022		Defaulted TDRs (1) For the Year Ended December 31, 2021
(dollars in thousands)	Number of Defaults	Recorded Investment	Number of Defaults	Recorded Investment
Commercial real estate:
Land and construction	—	$—	—	$—
Improved property	—	—	—	—
Total commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	1	234
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	—	$—	1	$234

(1)
Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2022 and 2021.

TDRs that default are placed on non-accrual status unless they are both well-secured and in the process of collection. The loans in the table above were not accruing interest.

Section 4013 of the CARES Act allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. These customers must meet certain criteria, such as they were in good standing and not more than 30 days past due either as of December 31, 2019, or as of the implementation of the modification program under the Interagency Statement, as well as other requirements noted in the regulatory agencies’ revised statement. Based on this guidance, Wesbanco does not classify the COVID-19 loan modifications as TDRs, nor are the customers considered past due with regard to their delayed payments. Upon exiting the loan modification deferral program, the measurement of loan delinquency will resume where it left off upon entry into the program. Under the CARES Act, Wesbanco has modified approximately 3,600 loans totaling $2.2 billion, of which $0.8 million remain in their deferral period as of December 31, 2022. Wesbanco originally offered three to six months of deferred payments to commercial and retail customers impacted by the COVID-19 pandemic depending on the type of loan and the industry for commercial loans. In the fourth quarter of 2020, Wesbanco offered up to an additional twelve months of deferred payments to certain commercial loan customers, predominantly in the hospitality industry, based on specific criteria related to the borrower, the underlying property and the potential for guarantors / co-borrowers.

The following table summarizes the recognition of interest income on nonperforming loans:

	For the years ended December 31,
(in thousands)	2022	2021	2020
Average nonperforming loans	$37,213	$40,082	$42,594
Amount of contractual interest income on nonperforming loans	2,722	1,213	2,827
Amount of interest income recognized on nonperforming loans	402	214	260

The following table summarizes amortized cost basis loan balances by year of origination and credit quality indicator.

	Loans As of December 31, 2022
	Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$159,769	$136,131	$138,171	$155,141	$61,823	$51,381	$117,237	$92,151	$911,804
Criticized - compromised	559	265	—	—	24	31	—	450	1,329
Classified - substandard	—	—	6,001	—	—	124	—	24,629	30,754
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$160,328	$136,396	$144,172	$155,141	$61,847	$51,536	$117,237	$117,230	$943,887

Commercial real estate: improved property
Risk rating:
Pass	$1,082,984	$620,205	$613,663	$528,004	$371,880	$1,551,478	$72,327	$99,594	$4,940,135
Criticized - compromised	10,554	354	2,877	7,659	13,551	85,332	1,066	—	121,393
Classified - substandard	—	658	275	15,489	9,761	29,712	34	—	55,929
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$1,093,538	$621,217	$616,815	$551,152	$395,192	$1,666,522	$73,427	$99,594	$5,117,457

Commercial and industrial
Risk rating:
Pass	$280,510	$184,805	$116,890	$72,142	$103,660	$232,062	$526,025	$22,206	$1,538,300
Criticized - compromised	917	1,192	270	8,278	264	2,524	7,654	4,124	25,223
Classified - substandard	93	3,209	976	2,157	97	2,854	1,066	5,420	15,872
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$281,520	$189,206	$118,136	$82,577	$104,021	$237,440	$534,745	$31,750	$1,579,395

Residential real estate
Loan delinquency:
Current	$541,659	$556,928	$211,496	$97,160	$52,135	$478,977	$—	$190,740	$2,129,095
30-59 days past due	—	—	—	—	—	853	—	—	853
60-89 days past due	—	442	349	65	—	2,680	—	—	3,536
90 days or more past due	—	—	—	285	119	6,654	—	42	7,100
Total	$541,659	$557,370	$211,845	$97,510	$52,254	$489,164	$—	$190,782	$2,140,584

Home equity
Loan delinquency:
Current	$10,718	$1,459	$1,133	$1,774	$1,088	$25,203	$644,430	$957	$686,762
30-59 days past due	80	61	180	67	34	1,165	2,260	38	3,885
60-89 days past due	—	15	—	50	88	458	—	10	621
90 days or more past due	—	—	572	93	257	2,425	16	434	3,797
Total	$10,798	$1,535	$1,885	$1,984	$1,467	$29,251	$646,706	$1,439	$695,065

Consumer
Loan delinquency:
Current	$84,817	$36,123	$25,071	$25,535	$8,488	$16,337	$25,755	$27	$222,153
30-59 days past due	980	937	488	159	98	217	31	—	2,910
60-89 days past due	184	293	94	47	29	57	—	—	704
90 days or more past due	183	208	69	32	2	79	—	—	573
Total	$86,164	$37,561	$25,722	$25,773	$8,617	$16,690	$25,786	$27	$226,340

	Loans As of December 31, 2021
	Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$135,179	$217,389	$198,974	$117,157	$27,186	$29,696	$35,059	$62,676	$823,316
Criticized - compromised	85	6,236	—	33	—	219	856	526	7,955
Classified - substandard	—	73	—	—	—	1,280	—	1,256	2,609
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$135,264	$223,698	$198,974	$117,190	$27,186	$31,195	$35,915	$64,458	$833,880

Commercial real estate: improved property
Risk rating:
Pass	$713,697	$660,856	$589,674	$405,689	$404,241	$1,539,275	$58,933	$28,507	$4,400,872
Criticized - compromised	7,755	15,195	52,859	17,697	14,490	99,687	1,414	13,733	222,830
Classified - substandard	9,355	2,686	4,855	3,730	11,010	49,667	34	49	81,386
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$730,807	$678,737	$647,388	$427,116	$429,741	$1,688,629	$60,381	$42,289	$4,705,088

Commercial and industrial
Risk rating:
Pass	$406,495	$159,878	$99,472	$136,146	$89,049	$223,514	$409,789	$16,226	$1,540,569
Criticized - compromised	590	551	693	2,558	1,645	1,278	5,389	5,029	17,733
Classified - substandard	134	236	18,465	766	2,139	1,419	3,723	5,136	32,018
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$407,219	$160,665	$118,630	$139,470	$92,833	$226,211	$418,901	$26,391	$1,590,320

Residential real estate
Loan delinquency:
Current	$599,244	$292,653	$116,147	$71,253	$56,917	$536,444	$—	$29,929	$1,702,587
30-59 days past due	1,127	—	—	69	105	1,030	—	—	2,331
60-89 days past due	563	91	—	271	43	2,286	—	—	3,254
90 days or more past due	1,933	673	895	88	762	8,802	—	53	13,206
Total	$602,867	$293,417	$117,042	$71,681	$57,827	$548,562	$—	$29,982	$1,721,378

Home equity
Loan delinquency:
Current	$10,076	$835	$649	$379	$566	$18,064	$567,478	$1,142	$599,189
30-59 days past due	—	84	45	128	50	628	1,247	58	2,240
60-89 days past due	—	—	132	15	188	267	—	—	602
90 days or more past due	187	88	119	112	234	2,550	—	361	3,651
Total	$10,263	$1,007	$945	$634	$1,038	$21,509	$568,725	$1,561	$605,682

Consumer
Loan delinquency:
Current	$60,907	$43,871	$50,317	$19,289	$11,084	$32,343	$55,739	$27	$273,577
30-59 days past due	435	370	214	136	85	241	51	—	1,532
60-89 days past due	413	375	82	19	33	286	—	—	1,208
90 days or more past due	115	141	222	65	1	265	4	—	813
Total	$61,870	$44,757	$50,835	$19,509	$11,203	$33,135	$55,794	$27	$277,130

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2022	2021
Other real estate owned	$1,397	$—
Repossessed assets	89	—
Total other real estate owned and repossessed assets	$1,486	$—

Residential real estate included in other real estate owned was $0 at both December 31, 2022 and December 31, 2021. At December 31, 2022 and 2021, formal foreclosure proceedings were in process on residential real estate loans totaling $4.9 million and $4.0 million, respectively. Previously, as a result of provisions of the CARES Act, certain residential real estate loans were temporarily suspended from entering foreclosure proceedings, which included $0.8 million of loans as of December 31, 2021. Since this moratorium had substantially ended during the first quarter of 2022, there are currently no loans suspended from entering foreclosure proceedings.

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2022	2021
Land and improvements	$57,817	$58,534
Buildings and improvements	216,593	222,407
Furniture and equipment	111,259	109,159
Total cost	385,669	390,100
Accumulated depreciation and amortization	(212,733)	(208,254)
Right of use assets	47,956	47,170
Total premises and equipment, net	$220,892	$229,016

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2022, 2021 and 2020 was $13.0 million, $13.4 million and $14.1 million, respectively.

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

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 30 years, which include options for multiple five and ten year extensions, with a weighted average lease term of 16.0 years. As of December 31, 2022, operating lease ROU assets and liabilities were $38.8 million and $43.0 million, respectively, and as of December 31, 2021, operating lease ROU assets and liabilities were $43.1 million and $47.5 million, respectively. The lease expense for operating leases was $4.6 million, $5.2 million and $5.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The weighted average discount rate was 2.92% as of December 31, 2022. Wesbanco also has certain software licenses and maintenance agreements that are not subject to ASC 842, "Leases." Of those, the Bank has a contract with its core banking software provider through 2027, in which it is projected the annual obligation during the contract period will be a minimum of $10.7 million per year.

Finance leases relate primarily to bank branches and office space with remaining lease terms of generally 5 to 25 years, which include options for multiple five and ten year extensions, with weighted-average lease terms of 20.0 years. As of December 31, 2022, the finance lease ROU assets and liabilities were $9.2 million and $9.8 million, respectively, and were $4.1 million and $4.8 million, respectively, as of December 31, 2021. The weighted average discount rate was 3.42% and 3.78% as of December 31, 2022 and 2021, respectively. Amortization costs related to finance lease ROU assets was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest expense related to finance lease ROU assets was $0.2 million for each of the years ended December 31, 2022, 2021 and 2020, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2022 are as follows (in thousands):

Year	Operating Leases	Finance Leases	Total
2023	$4,812	$951	$5,763
2024	4,477	957	5,434
2025	4,345	927	5,272
2026	4,223	875	5,098
2027	3,720	653	4,373
2028 and thereafter	34,123	9,907	44,030
Total lease payments	$55,700	$14,270	$69,970
Less: capitalized interest	(12,743)	(4,515)	(17,258)
Present value of lease liabilities	$42,957	$9,755	$52,712

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Wesbanco’s Consolidated Balance Sheets include goodwill of $1.1 billion as of December 31, 2022 and 2021, respectively, all of which relates to the Community Banking segment. Wesbanco’s other intangible assets of $44.6 million and $54.9 million at December 31, 2022 and 2021, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of core deposit and customer list intangible assets totaled $10.3 million, $11.5 million and $13.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Wesbanco completed its annual goodwill impairment evaluation as of November 30, 2022 and determined that goodwill was not impaired as of such date as well as at December 31, 2022, as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2022. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2022.

The following table shows Wesbanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2022	2021
Other intangible assets:
Gross carrying amount	$110,358	$115,032
Accumulated amortization	(65,764)	(60,159)
Net carrying amount of other intangible assets	$44,594	$54,873

The following table shows the amortization on Wesbanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2023	$9,088
2024	8,251
2025	7,475
2026	6,737
2027	6,214
2028 and thereafter	6,829
Total	$44,594

NOTE 7. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of December 31, 2022 and 2021, Wesbanco had $34.2 million and $27.9 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $15.1 million and $12.5 million at December 31, 2022 and 2021, respectively, in other liabilities. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amount for the years ended December 31, 2022, 2021 and 2020 was $3.6 million, $3.4 million and $3.3 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $3.5 million, $3.1 million and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are also included in income tax expense.

Wesbanco is also a limited partner in five other limited partnerships as of December 31, 2022. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of December 31, 2022 and 2021, Wesbanco had $3.3 million and $9.9 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net (loss) income of ($0.9) million, $3.6 million and ($0.6) million for the years ended December 31, 2022, 2021 and 2020, respectively. (Losses) gains totaling ($1.0) million and $3.8 million related to the sale and the change in the fair value of the underlying investments funded by Wesbanco's Community Development Corporation, which is included within the partnerships' net income for the years ended December 31, 2022 and December 31, 2021, respectively. This income is located within net gain (loss) on other real estate owned and other assets on the consolidated statements of income and predominantly relates to the sale and fair value changes in the underlying Tech Growth investment, which was sold in 2022.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of December 31, 2022:

Year	Amount
2023	$3,954
2024	6,252
2025	2,061
2026	922
2027	584
2028 and thereafter	1,348
Total	$15,121

NOTE 8. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $250 thousand or more were $133.9 million and $313.2 million as of December 31, 2022 and 2021, respectively. Interest expense on certificates of deposit of $250 thousand or more was $2.0 million, $3.8 million and $8.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2023	$556,450
2024	181,367
2025	82,976
2026	40,309
2027	24,159
2028 and thereafter	557
Total	$885,818

NOTE 9. FHLB AND OTHER SHORT-TERM BORROWINGS

Wesbanco is a member of the FHLB system. Wesbanco’s FHLB borrowings, which consist of borrowings from the FHLB of Pittsburgh are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. As of December 31, 2022 and 2021, Wesbanco had FHLB borrowings of $705.0 million and $183.9 million, respectively, with a remaining weighted-average interest rate of 4.22% and 1.28%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by Wesbanco totaling $36.2 million and $15.9 million at December 31, 2022 and 2021, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by Wesbanco with the FHLB at December 31, 2022 and 2021 was estimated to be approximately $3.6 billion and $3.8 billion, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2022 based on their contractual maturity dates and interest rates (dollars in thousands):

Year	Scheduled Maturity	Weighted Average Rate
2023	$705,000	4.22%
2024	—	—
2025	—	—
2026	—	—
2027	—	—
2028 and thereafter	—	—
Total	$705,000	4.22%

Other short-term borrowings of $135.1 million and $141.9 million at December 31, 2022 and 2021, respectively, consist in the aggregate of securities sold under agreements to repurchase, federal funds purchased, and outstanding borrowings on a revolving line of credit. At December 31, 2022 and 2021, securities sold under agreements to repurchase were $135.1 million and $141.9 million, respectively, with a weighted average interest rate during the year of 0.39% and 0.15%, respectively. There were no federal funds purchased outstanding at December 31, 2022 or 2021, respectively.

In August 2022, Wesbanco renewed a revolving line of credit, which is a senior obligation of the parent company with another financial institution. This line of credit, which accrues interest at an adjusted SOFR rate, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances on the line of credit as of December 31, 2022 or 2021.

NOTE 10. SUBORDINATED DEBT AND JUNIOR SUBORDINATED DEBT

Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures on March 23, 2022. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month Term Secured Overnight Financing Rate ("SOFR") plus a spread of 1.787%. The subordinated debentures are callable after five years, mature on April 1, 2032 and count towards Tier 2 Capital.

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

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, at December 31, 2022, all such securities are counted as Tier 2 capital subject to limits. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax-deductible interest feature not normally associated with the equity of a corporation.

The following table shows Wesbanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2022:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Wesbanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
Wesbanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
Wesbanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	5,000	155	5,155	6/30/2035	6/30/2015
Community Bank Shares Statutory Trust I (3)	6,902	217	7,119	6/17/2034	6/17/2014
Community Bank Shares Statutory Trust II (8)	9,801	310	10,111	6/15/2036	6/15/2016
First Federal Statutory Trust II (9)	9,794	310	10,104	3/22/2037	3/15/2017
Total	$129,497	$4,033	$133,530

(1)
Variable rate based on the three-month LIBOR plus 3.15% with a current rate of 7.88% through March 30, 2023, adjustable quarterly.
(2)
Variable rate based on the three-month LIBOR plus 3.10% with a current rate of 7.82% through March 26, 2023, adjustable quarterly.
(3)
Variable rate based on the three-month LIBOR plus 2.65 % with a current rate of 7.39% through March 17, 2023, adjustable quarterly.
(4)
Variable rate based on the three-month LIBOR plus 1.77% with a current rate of 6.51% through March 17, 2023, adjustable quarterly.
(5)
Variable rate based on the three-month LIBOR plus 2.40% with a current rate of 6.59% through January 18, 2023, adjustable quarterly.
(6)
Variable rate based on the three-month LIBOR plus 2.30% with a current rate of 6.49% through January 18, 2023, adjustable quarterly.
(7)
Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 6.33% through March 30, 2023, adjustable quarterly.
(8)
Variable rate based on the three-month LIBOR plus 1.70% with a current rate of 6.47% through March 15, 2023, adjustable quarterly.
(9)
Variable rate based on the three-month LIBOR plus 1.60% with a current rate of 6.37% through March 15, 2023, adjustable quarterly.

NOTE 11. DERIVATIVES AND HEDGING ACTIVITIES

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are simultaneously economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of December 31, 2022 and 2021, Wesbanco had 159 and 135, respectively, interest rate swaps and caps with an aggregate notional amount of $936.8 million and $730.6 million, respectively, related to this program. Wesbanco recognized $4.4 million, $4.5 million and $8.1 million of income for the related swap and cap fees for the years ended December 31, 2022, 2021 and 2020, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of December 31, 2022 and 2021, Wesbanco had 16 and 13, respectively, risk participation-in agreements with an aggregate notional amount of $187.8 million and $128.2 million, respectively. As of December 31, 2022 and 2021, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $9.6 million and $9.8 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $14.5 million and $48.5 million at December 31, 2022 and December 31, 2021, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk, as the investor accepts such risk in exchange for a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
(in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$936,834	$75,840	$74,683	$730,552	$24,867	$26,388
Other contracts:
Interest rate lock commitments	10,071	—	43	28,994	9	—
Forward TBA contracts	14,500	53	—	48,500	—	21
Total derivatives		$75,893	$74,726		$24,876	$26,409

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the years ended December 31, 2022, 2021 and 2020, respectively.

		For the Years Ended December 31,
(in thousands)	Location of Gain/(Loss)	2022	2021	2020
Interest rate swaps and caps	Other income	$2,679	$1,977	$(1,966)
Interest rate lock commitments	Mortgage banking income	(52)	(693)	658
Forward TBA contracts	Mortgage banking income	3,211	2,796	(7,442)
Total		$5,838	$4,080	$(8,750)

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. If Wesbanco had breached any of these provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. In certain market situations, Wesbanco can also request collateral from the derivative counterparties. Due to the current rise in interest rates, as of December 31, 2022, Wesbanco is holding collateral from various derivative counterparties with a market value of $42.7 million.

NOTE 12. EMPLOYEE BENEFIT PLANS

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2022	2021
Accumulated benefit obligation at end of year	$120,241	$152,232
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$163,919	$168,433
Service cost	2,190	2,500
Interest cost	4,114	3,416
Actuarial (gain) loss	(36,981)	(4,688)
Benefits paid	(6,115)	(5,742)
Projected benefit obligation at end of year	$127,127	$163,919
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$202,783	$185,716
Actual return on plan assets	(29,762)	22,809
Employer contribution	—	—
Benefits paid	(6,115)	(5,742)
Fair value of plan assets at end of year	$166,906	$202,783
Amounts recognized in the statement of financial position:
Funded status	$39,779	$38,864
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$39,779	$38,864
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service credit	$(159)	$(193)
Unrecognized net loss	6,548	2,700
Net amounts recognized in accumulated other comprehensive income (before tax)	$6,389	$2,507
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.23%	3.03%
Rate of compensation increase	3.84%	3.62%
Expected long-term return on assets	6.82%	5.74%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Components of net periodic benefit cost:
Service cost—benefits earned during year	$2,190	$2,500	$2,283
Interest cost on projected benefit obligation	4,114	3,416	4,507
Expected return on plan assets	(11,572)	(11,207)	(10,433)
Amortization of prior service credit	(34)	(34)	(34)
Amortization of net loss	506	2,736	3,192
Net periodic pension income	$(4,796)	$(2,589)	$(485)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain) for period	$4,353	$(16,290)	$432
Prior service credit	—	—	(313)
Amortization of prior service credit	34	34	34
Amortization of net loss	(505)	(2,736)	(3,192)
Total recognized in other comprehensive loss (income)	$3,882	$(18,992)	$(3,039)
Total recognized in net periodic pension cost and other comprehensive income	$(914)	$(21,581)	$(3,524)
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	3.03%	2.74%	3.38%
Rate of compensation increase	3.62%	3.30%	3.53%
Expected long-term return on assets	5.74%	6.11%	6.30%

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

In 2021, the Committee adopted certain changes to the investment policy for the Defined Benefit Pension Plan that recognizes over time the return requirements and risk tolerance of the plan will change. Based on an assessment of the long-term goals and desired risk levels, the Committee approved the development of a glide path that adjusts the target allocations as the Plan’s funded status changes. Given the United States pension regulations and demographics of the Plan, a more risk averse investment approach is deemed appropriate to reduce the funded status volatility. Thus, modifications were made to the return seeking portfolio and the liability hedging portfolio as detailed in the plan. The revised Plan notes that return seeking assets generally consist of investments that focus on price appreciation with returns that, over the long term, are above the interest costs of the Plan. Thus, the policy set target allocations to return seeking assets and rebalanced the ranges for the same. Additionally, the investment policy statement was changed to note that liability hedging assets will be investment grade fixed income investments and are expected to generally behave like the Plan’s liabilities. Since these assets focus mainly on current income, their expected long-term returns will generally be lower than return seeking assets. The policy provides that based on the hedge path, the mix of short term, intermediate term, and long term fixed income holdings will vary. As a result, there will not be set target allocations and ranges for each maturity category, but rather to the hedge path target. Changes to the Plan’s holdings, as noted in the chart below, reflect the changes implemented pursuant to the change in the investment policy statement. At December 31, 2022 and 2021, the Plan’s equity securities included 55,300 shares of Wesbanco common stock with a fair market value of $2.0 million and $1.9 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target
	Allocation	December 31,
	for 2022	2022	2021
Asset Category:
Equity securities	55-75%	50%	55%
Debt securities	25-55%	48%	43%
Cash and cash equivalents	0-5%	2%	2%
Total		100%	100%

The fair values of Wesbanco’s pension plan assets at December 31, 2022 and 2021, by asset category are as follows:

		December 31, 2022
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$42,622	$42,622	$—	$—
Equity securities	52,914	52,914	—	—
Corporate debt securities	58,342	—	58,342	—
Municipal obligations	1,764	—	1,764	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	10,102	—	10,102	—
Total defined benefit pension plan assets (1)	$165,744	$95,536	$70,208	$—

(1)
The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $166.9 million.

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

Cash Flows— Wesbanco has no required minimum contribution to the Plan for 2023 and as of December 31, 2022 does not expect to make a voluntary contribution in 2023. Wesbanco did not make a contribution to the Plan in 2020, 2021 or 2022.

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2023	$7,244
2024	7,190
2025	7,556
2026	7,856
2027	8,153
2028 and thereafter	265,360
Total	$303,359

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

The benefit obligation and funded status of the plan are as follows:

	December 31,
(dollars in thousands)	2022	2021
Change in projected benefit obligation:
Projected benefit obligation	$11,245	$12,695
Interest cost	266	230
Actuarial gain	(3,881)	(1,096)
Participant contributions	320	342
Benefits paid	(831)	(926)
Projected benefit obligation at end of year	$7,119	$11,245
Amounts recognized in the statement of financial position:
Funded status	$7,119	$(11,245)
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$7,119	$(11,245)
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net (gain) loss	$(3,676)	$249
Prior service cost	(2,343)	(2,568)
Net amounts recognized in accumulated other comprehensive income (before tax)	$(6,019)	$(2,319)
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.20%	2.96%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$266	$230
Amortization of prior service credit	(224)	(224)
Amortization of net loss	43	43
Net periodic pension cost	$85	$49
Other changes in plan benefit obligations recognized in other comprehensive income:
Prior service cost for period	$—	$—
Net gain for the period	(3,881)	(1,097)
Amortization of prior service credit	224	224
Amortization of net loss	(43)	(43)
Total recognized in other comprehensive income	$(3,700)	$(916)
Total recognized in net periodic pension cost and other comprehensive income	$(3,615)	$(867)
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.10%	2.40%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2023	$684
2024	668
2025	603
2026	588
2027	536
2028 and thereafter	10,138
Total	$13,217

Employee Stock Ownership and 401(k) Plan (“KSOP”) — Wesbanco sponsors a KSOP plan consisting of a non-contributory leveraged ESOP and a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, Wesbanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the past three years, Wesbanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. No ESOP contribution has been made for any of the past three years. Total expense for the KSOP was $5.5 million, $5.3 million and $5.3 million in 2022, 2021 and 2020, respectively.

As of December 31, 2022, the KSOP held 443,848 shares of Wesbanco common stock of which all shares were allocated to specific employee accounts. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Wesbanco had 165,438 and 207,199 shares registered on Form S-8 remaining for future issuance under the KSOP plan at December 31, 2022 and 2021, respectively.

Incentive Bonus, Option and Restricted Stock Plan— The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus and a Long-Term Incentive, which included a Total Shareholder Return Plan, a Stock Option component, and a Restricted Stock component for certain key officers of the Company. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned, through the attainment of certain performance goals or time-based vesting requirements. Performance goals or service vesting requirements are established by Wesbanco’s Compensation Committee. On April 22, 2021, Wesbanco registered an additional 2,000,000 shares of Wesbanco common stock for issuance under the Incentive Plan. Wesbanco had 1,468,140 and 1,788,174 shares registered on Form S-8 remaining for future issuance under equity compensation plans at December 31, 2022 and 2021, respectively.

Annual Bonus

Compensation expense for key officers for the Annual Bonus was $4.4 million, $3.5 million and $1.7 million for 2022, 2021 and 2020, respectively.

Stock Options

On May 18, 2022, Wesbanco granted 146,900 stock options to selected participants, including certain named executive officers at an exercise price of $32.30 per share. The options granted in 2022 are service-based and vest in two equal installments on May 18, 2023 and December 31, 2023, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $1.1 million, $0.8 million and $0.6 million for 2022, 2021 and 2020, respectively. At December 31, 2022, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.5 million, with an expense recognition period of one year remaining. The maximum term of options granted under Wesbanco’s stock option plan is ten years from the original grant date; however, options granted in 2022 had a term of seven years.

The total intrinsic value of options exercised was $1.0 million for the years ended December 31, 2022 and 2021, respectively. The cash received and related tax benefit realized from stock options exercised was $3.0 million and $0.3 million in 2022 and was $2.4 million and $0.2 million in 2021. Shares issued in connection with options exercised are issued from treasury shares acquired under Wesbanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Years Ended December 31,
	2022	2021	2020
Weighted-average life	5.1 years	5.2 years	5.7 years
Risk-free interest rate	2.89%	0.87%	0.41%
Dividend yield	4.15%	3.32%	5.94%
Volatility factor	32.28%	31.81%	28.38%
Fair value of the grants	$6.91	$7.75	$2.54

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the Year Ended December 31, 2022
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	772,651	$34.70
Granted during the year	146,900	32.30
Exercised during the year	(111,050)	27.46
Forfeited or expired during the year	(27,031)	32.37
Outstanding at end of the year	781,470	$36.12
Exercisable at year end	637,670	$36.98

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year-end was $2.3 million and $1.6 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2022:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2013	2,824	15.35	2,824	$15.35	0.16
2014	4,705	21.37	4,705	21.37	1.16
2015	9,725	18.33 to 20.18	9,725	19.82	2.62
2016	36,405	22.63 to 32.37	36,405	31.11	0.75
2017	96,325	38.88	96,325	38.88	1.35
2018	160,186	36.97 to 45.65	160,186	43.21	3.23
2019	114,000	38.93	114,000	38.93	3.37
2020	73,800	21.55	73,800	21.55	4.40
2021	139,700	38.78	139,700	38.78	5.39
2022	—	—	143,800	32.30	6.38
Total	637,670	$15.35 to $45.65	781,470	$36.12	3.95

Restricted Stock

During 2022, Wesbanco granted 176,703 shares of service-based restricted stock to certain officers and directors, which cliff vest 36 months from the date of grant. The weighted average fair value of the restricted stock granted was $32.33 per share. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on these restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends in cash to participants. Voting rights accrue from date of issuance of these shares.

Wesbanco also granted 24,444 shares of performance-based restricted stock ("PBRS") to select officers. These shares have a three-year performance period, beginning January 1, 2023, based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of financial institutions with total assets between approximately $11.6 billion and $29.0 billion. Earned performance-based restricted shares are subject to additional service-based vesting with 50% vesting on May 18, 2026 after the completion of the three-year performance period and the final 50% vesting on May 18, 2027.

For the 2018, 2019 and 2020 PBRS, the third, second and first year reporting periods, respectively, achieved 100% of the performance goal measured at December 31, 2021. The Compensation Committee approved these goal achievements in May of 2022, and Wesbanco issued 2,694 time-based restricted shares to the select officers of the 2018 grant, of which 1,347 shares vested on May 16, 2022 and the remaining 1,347 shares will vest on May 16, 2023. For the 2019 PBRS awards, Wesbanco issued 5,352 shares to the select officers of which 2,676 will vest on May 15, 2023 and 2,676 on May 15, 2024. For the 2020 PBRS awards, Wesbanco issued 10,100 shares of time based restricted shares to the select officers of which 5,050 will vest on May 27, 2024 and the remaining 5,050 will vest on May 27, 2025. On February 25, 2021, the Incentive Plan was amended to adjust the performance goal to 75% and approve a pro-rata award based on the achievement between 75% through 99%, as the award will be prorated to the percentage achieved.

Dividends accrue on the restricted shares once the performance objective is achieved and then are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. Voting rights accrue upon achievement of the performance objective.

Compensation expense relating to all restricted stock was $5.0 million, $5.6 million and $4.6 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $8.4 million, with a weighted average expense recognition period of 1.3 years remaining.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the Year Ended December 31, 2022	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2022	504,868	$29.42
Granted during the year	201,147	32.33
Vested during the year	(127,532)	38.12
Forfeited or expired during the year	(900)	34.04
Dividend reinvestment	19,197	33.83
Non-vested at end of the year	596,780	$28.67

Total Shareholder Return Plan

On November 18, 2015, Wesbanco’s Compensation Committee adopted Administrative Rules for a Total Shareholder Return Plan (“TSRP”). The TSRP measures the TSR on Wesbanco common stock over a three-year measurement period relative to the return of an established peer group of publicly traded companies over the same performance period. The award is determined at the end of the three-year period if the TSR of Wesbanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of Wesbanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments. Voting rights accrue at such time as well. Wesbanco granted 12,000 TSRP shares in 2022 for the performance period beginning January 1, 2022 and ending December 31, 2024 to certain executive officers. The fair value of the market-based awards is based on a Monte-Carlo Simulation valuation of our common stock and our peers’ common stock as of the grant date.

Based on the calculation of shareholder return over the measurement period beginning January 1, 2020 and ending December 31, 2022, Wesbanco stock performance measured at the 55th percentile when compared to peer calculations of shareholder return, which exceeds the target of the 50th percentile. Therefore, in the first quarter of 2023, approximately 14,640 shares relating to the 2020 TSR grant will be issued as service-based shares since the share awards are based on the pro-rata between the 50th percentile and the 75th percentile. These shares will vest in three installments of 4,880 shares in 2023, 2024 and 2025.

Compensation expense relating to the TSR plans was $0.2 million, $0.4 million and $0.4 million in 2022, 2021 and 2020, respectively. The grant date fair value of the 2022 TSR award was $36.51 per share. At December 31, 2022, the total unrecognized compensation expense related to non-vested TSR awards totaled $0.5 million with a weighted average expense recognition period of 2.1 years remaining.

NOTE 13. REVENUE RECOGNITION

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams:

		For the Years Ended December 31,
(in thousands)	Point of Revenue Recognition	2022	2021	2020
Revenue Streams
Trust fees
Trust account fees	Over time	$19,134	$19,717	$17,753
WesMark fees	Over time	8,417	9,794	8,582
Total trust fees		27,551	29,511	26,335
Service charges on deposits
Commercial banking fees	Over time	2,372	2,088	2,337
Personal service charges	At a point in time and over time	23,909	20,324	19,606
Total service charges on deposits		26,281	22,412	21,943
Net securities brokerage revenue
Annuity commissions	At a point in time	7,258	4,331	3,906
Equity and debt security trades	At a point in time	87	242	349
Managed money	Over time	1,215	1,201	952
Trail commissions	Over time	965	1,122	982
Total net securities brokerage revenue		9,525	6,896	6,189

Debit card sponsorship income (1)	At a point in time and over time	—	646	2,792
Payment processing fees (1)	At a point in time and over time	3,352	3,100	3,010
Electronic banking fees	At a point in time	20,002	19,318	17,524
Mortgage banking income	At a point in time	5,129	19,528	22,736
Net gain on other real estate owned and other assets (2)	At a point in time	482	4,816	103

(1)
Debit card sponsorship income and payment processing fees are included in other non-interest income.
(2)
The portion of this line item relating to the sale and change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606, and totaled (losses) gains of ($1.0) million, $3.8 million and ($0.1) million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 14. OTHER OPERATING EXPENSES

Other operating expenses consist of miscellaneous taxes, consulting fees, ATM expenses, postage, supplies, legal fees, communications, other real estate owned and foreclosure expenses, and other expenses. Other operating expenses are presented below:

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Franchise and other miscellaneous taxes	$12,012	$10,459	$14,112
Consulting, regulatory and advisory fees	13,168	12,642	11,717
ATM and electronic banking interchange expenses	5,903	8,238	8,365
Postage and courier expenses	4,602	5,151	5,028
Supplies	3,865	3,819	4,561
Legal fees	3,165	3,440	3,307
Communications	4,688	4,157	4,292
Other real estate owned and foreclosure expenses	789	219	(108)
Other	16,125	21,936	19,474
Total other operating expenses	$64,317	$70,061	$70,748

NOTE 15. INCOME TAXES

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

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
Net tax-exempt interest income on securities and loans of state and political subdivisions	(2.6%)	(1.8%)	(4.2%)
State income taxes, net of federal tax effect	3.1%	2.3%	1.9%
Bank-owned life insurance	(1.0%)	(0.6%)	(1.1%)
General business credits	(3.0%)	(1.9%)	(3.7%)
All other—net	1.2%	0.7%	2.0%
Effective tax rate	18.7%	19.7%	15.9%

The provision for income taxes applicable to income before taxes consists of the following:

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$31,560	$33,042	$27,924
State	8,239	7,655	5,629
Deferred:
Federal	3,560	17,679	(8,418)
State	929	1,213	(2,100)
Total	$44,288	$59,589	$23,035

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

(in thousands)	2022	2021	2020
Securities and defined benefit pension plan unrecognized items	$(82,295)	$(11,322)	$9,730

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2022	2021	2020
Deferred tax assets:
Allowance for credit losses	$28,535	$29,208	$44,859
Compensation and benefits	—	1,154	6,894
Security gains	1,472	1,565	2,113
Non-accrual interest income	848	766	1,135
Partnership adjustments	338	—	—
Net operating loss carryforwards	5,685	6,480	5,472
Fair value adjustments on securities available-for-sale	83,734	1,484	—
Lease accrual	10,410	11,399	13,530
Other	3,732	4,617	5,441
Gross deferred tax assets	134,754	56,673	79,444
Deferred tax liabilities:
Depreciation and amortization	(4,786)	(3,748)	(3,414)
Accretion on securities	(383)	(251)	(274)
Deferred fees and costs	(3,289)	(2,368)	(3,018)
Purchase accounting adjustments	(9,594)	(9,996)	(8,669)
Compensation and benefits	(47)	—	—
Fair value adjustments on securities available-for-sale	—	—	(14,865)
Partnership adjustments	—	(127)	(555)
Lease - right of use assets	(9,391)	(10,342)	(12,438)
Other	(763)	(1,144)	(168)
Gross deferred tax liabilities	(28,253)	(27,976)	(43,401)
Net deferred tax assets	$106,501	$28,697	$36,043

No valuation allowance was established for any deferred tax assets, since management believes that deferred tax assets are likely to be realized through future reversals of existing taxable temporary differences and future taxable income.

As a result of the acquisition of YCB in 2016 and OLBK in 2019, Wesbanco has federal net operating loss (“NOL”) carryforwards of $22.4 million, which expire beginning in 2034 and 2037; respectively. Wesbanco has Maryland NOL carryforwards of $4.6 million, which begin expiring in 2029. Wesbanco has Kentucky NOL carryforwards of $23.1 million, which begin expiring in 2028. The use of the federal NOL and other carryforwards are limited by Internal Revenue Code Section 382, but they are currently expected to be utilized before their respective expiration dates.

As a result of the previous acquisitions of YCB, ESB Financial Corporation, Fidelity Bancorp, Inc., Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at both December 31, 2022 and 2021 included $45.9 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $10.5 million for 2022 and $10.8 million for 2021. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it would be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled ($0.4) million, $0.2 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Wesbanco had $0.2 million of unrecognized tax benefits and interest as of both December 31, 2022 and 2021, respectively. As of December 31, 2022, $0.2 million of these tax benefits would affect the effective tax rate if recognized. At December 31, 2022 and December 31, 2021, accrued interest related to uncertain tax positions was immaterial. Wesbanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Wesbanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. Wesbanco and its prior acquired companies are no longer subject to any income tax examinations for years prior to 2019.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of year	$226	$324	$434
Additions based on tax positions related to the current year	—	3	—
Reductions due to the statute of limitations	(68)	(101)	(110)
Balance at end of year	$158	$226	$324

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

Collateral dependent loans: Collateral dependent loans are carried at the amortized cost basis less the specific allowance calculated in accordance with CECL. Collateral dependent loans are calculated using a cost basis or collateral value approach.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2022 and December 31, 2021:

		December 31, 2022
		Fair Value Measurements Using:
(in thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$11,506	$11,506	$—	$—
Available-for-sale debt securities:
U.S. Government sponsored entities and agencies	225,970	—	225,970	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,846,053	—	1,846,053	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	349,731	—	349,731	—
Obligations of state and political subdivisions	92,228	—	91,049	1,179
Corporate debt securities	15,158	—	15,158	—
Total available-for-sale debt securities	$2,529,140	$—	$2,527,961	$1,179
Loans held for sale	8,249	—	8,249	—
Other assets—interest rate derivatives agreements	75,840	—	75,840	—
Total assets recurring fair value measurements	$2,624,735	$11,506	$2,612,050	$1,179
Other liabilities—interest rate derivatives agreements	74,683	—	74,683	—
Total liabilities recurring fair value measurements	$74,683	$—	$74,683	$—
Nonrecurring fair value measurements
Collateral dependent loans	$878	$—	$—	$878
Other real estate owned and repossessed assets	1,486	—	—	1,486
Total nonrecurring fair value measurements	$2,364	$—	$—	$2,364

	December 31, 2021
	Fair Value Measurements Using:
(in thousands)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$13,466	$13,466	$—	$—
Available-for-sale debt securities:
U.S. Government sponsored entities and agencies	236,978	—	236,978	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,285,213	—	2,285,213	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	367,493	—	367,493	—
Obligations of state and political subdivisions	106,340	—	104,847	1,493
Corporate debt securities	17,438	—	17,438	—
Total available-for-sale debt securities	$3,013,462	$—	$3,011,969	$1,493
Loans held for sale	25,277	—	25,277	—
Other assets—interest rate derivatives agreements	24,867	—	24,867	—
Total assets recurring fair value measurements	$3,077,072	$13,466	$3,062,113	$1,493
Other liabilities—interest rate derivatives agreements	26,388	—	26,388	—
Total liabilities recurring fair value measurements	$26,388	$—	$26,388	$—
Nonrecurring fair value measurements
Collateral dependent loans	$13,558	$—	$—	$13,558
Other real estate owned and repossessed assets	—	—	—	—
Total nonrecurring fair value measurements	$13,558	$—	$—	$13,558

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between levels 1, 2, or 3 for the years ended December 31, 2022 and 2021.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2022:
Collateral dependent loans	$878	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%/0.0%
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	1,486	Appraisal of collateral (1) (3)

December 31, 2021:
Collateral dependent loans	$13,558	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%/0.0%
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	—	Appraisal of collateral (1)(3)

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
(3)
Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at December 31, 2022
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$408,411	$408,411	$408,411	$—	$—
Equity securities	11,506	11,506	11,506	—	—
Available-for-sale debt securities	2,529,140	2,529,140	—	2,527,961	1,179
Held-to-maturity debt securities	1,248,409	1,084,390	—	1,084,071	319
Net loans	10,584,938	9,487,038	—	—	9,487,038
Loans held for sale	8,249	8,249	—	8,249	—
Other assets—interest rate derivatives	75,840	75,840	—	75,840	—
Accrued interest receivable	68,522	68,522	68,522	—	—

Financial Liabilities
Deposits	13,131,090	13,142,943	12,245,272	897,671	—
Federal Home Loan Bank borrowings	705,000	705,094	—	705,094	—
Other borrowings	135,069	122,926	122,926	—	—
Subordinated debt and junior subordinated debt	281,404	258,631	—	258,631	—
Other liabilities—interest rate derivatives	74,683	74,683	—	74,683	—
Accrued interest payable	4,593	4,593	4,593	—	—

			Fair Value Measurements at December 31, 2021
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$1,251,358	$1,251,358	$1,251,358	$—	$—
Equity securities	13,466	13,466	13,466	—	—
Available-for-sale debt securities	3,013,462	3,013,462	—	3,011,969	1,493
Held-to-maturity debt securities	1,004,555	1,028,452	—	1,028,047	405
Net loans	9,611,856	9,385,917	—	—	9,385,917
Loans held for sale	25,277	25,277	—	25,277	—
Other assets—interest rate derivatives	24,867	24,867	—	24,867	—
Accrued interest receivable	60,844	60,844	60,844	—	—

Financial Liabilities
Deposits	13,565,863	13,575,477	12,273,211	1,302,266	—
Federal Home Loan Bank borrowings	183,920	185,684	—	185,684	—
Other borrowings	141,893	134,288	134,288	—	—
Junior subordinated debt	132,860	109,186	—	109,186	—
Other liabilities—interest rate derivatives	26,388	26,388	—	26,388	—
Accrued interest payable	1,901	1,901	1,901	—	—

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

NOTE 17. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for- Sale	Unrealized Gains on Debt Securities Transferred from Available-for- Sale to Held-to- Maturity	Total
Balance at December 31, 2021	$(398)	$(4,722)	$—	$(5,120)
Other comprehensive income/(loss) before reclassifications	(358)	(257,169)	—	(257,527)
Amounts reclassified from accumulated other comprehensive income/(loss)	221	10	—	231
Period change	(137)	(257,159)	—	(257,296)
Balance at December 31, 2022	$(535)	$(261,881)	$—	$(262,416)

Balance at December 31, 2020	$(15,502)	$46,861	$—	$31,359
Other comprehensive income/(loss) before reclassifications	13,192	(51,540)	—	(38,348)
Amounts reclassified from accumulated other comprehensive income/(loss)	1,912	(43)	—	1,869
Period change	15,104	(51,583)	—	(36,479)
Balance at December 31, 2021	$(398)	$(4,722)	$—	$(5,120)

Balance at December 31, 2019	$(17,468)	$18,644	$25	$1,201
Other comprehensive income/(loss) before reclassifications	(320)	30,153	—	29,833
Amounts reclassified from accumulated other comprehensive income/(loss)	2,286	(1,936)	(25)	325
Period change	1,966	28,217	(25)	30,158
Balance at December 31, 2020	$(15,502)	$46,861	$—	$31,359

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in all periods presented.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2022	2021	2020
Securities available-for-sale (1):
Net securities losses (gains) reclassified into earnings	$13	$(56)	$(2,540)	Net securities gains (Non-interest income)
Related income tax (benefit) expense	(3)	13	604	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	10	(43)	(1,936)
Securities held-to-maturity (1):
Amortization of unrealized gain transferred from available-for-sale	—	—	(32)	Interest and dividends on securities (Interest and dividend income)
Related income tax expense	—	—	7	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	—	—	(25)
Defined benefit plans (2):
Amortization of net loss and prior service costs	291	2,521	3,000	Employee benefits (Non-interest expense)
Related income tax benefit	(70)	(609)	(714)	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	221	1,912	2,286
Total reclassifications for the period	$231	$1,869	$325

(1)
For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities.”
(2)
Included in the computation of net periodic pension cost. See Note 12, “Employee Benefit Plans” for additional detail.
NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments— In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $8.4 million and $7.8 million as of December 31, 2022 and 2021, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of December 31, 2022 and 2021.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2022	2021
Lines of credit	$3,806,398	$2,954,147
Loans approved but not closed	398,204	472,810
Overdraft limits	380,143	370,439
Letters of credit	30,362	29,017
Contingent obligations and other guarantees	30,782	68,235

Contingent Liabilities— Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 19. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

Wesbanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of Wesbanco Bank, is a Certified Development Entity (“CDE”) with $125.0 million of New Markets Tax Credits (“NMTC”) all of which had been invested in WBCDC at December 31, 2022. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. As of December 31, 2022, Wesbanco has received $32.8 million in tax credits over the seven-year credit allowance periods for its $125.0 million NMTC authority invested in WBCDC. Wesbanco is eligible to receive an additional $16.0 million in tax credits with respect to aggregate QEI amounts invested over their remaining credit allowance period.

Wesbanco Bank recognized $3.5 million, $2.6 million and $2.0 million in NMTC in its income tax provision for the years ended December 31, 2022, 2021 and 2020, respectively. These tax credits are subject to certain general business tax credit limitations and are therefore limited in deductibility on Wesbanco’s federal income tax return. As of December 31, 2022, no prior NMTC has been carried forward to future tax years.

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

As of December 31, 2022, 2021 and 2020, none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future. Approximately half of the tax credits are no longer subject to recapture.

For the years ended December 31, 2022 and 2021, respectively, WBCDC recognized net (losses) gains of ($1.0) million and $3.8 million on an investment that it made in a start-up firm more than ten years ago that was acquired in 2021 by a public company. This gain is reported on the Consolidated Income Statements within net gain (loss) on other real estate owned and other assets.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2022, and the results of its operations and cash flows for the year ended December 31, 2022:

BALANCE SHEET

(in thousands)	December 31, 2022
Assets
Cash and due from banks	$79,979
Loans, net of allowance for credit losses of $0.8 million	61,214
Other assets	3,494
Total Assets	$144,687
Liabilities	$1,117
Shareholder Equity	143,570
Total Liabilities and Shareholder Equity	$144,687

STATEMENT OF INCOME

(in thousands)	For the Year Ended December 31, 2022
Interest income
Loans	$1,360
Total interest income	1,360
Provision for credit losses	(43)
Net interest income after provision for credit losses	1,403
Loss on investments	(1,044)
Non-interest expense	298
Income before provision for income taxes	61
Provision for income taxes	(47)
Net income	$108

STATEMENT OF CASH FLOWS

(in thousands)	For the Year Ended December 31, 2022
Operating Activities
Net income	$108
Provision for credit losses	(43)
Loss on investments	1,044
Net change in other assets	(1,687)
Net change in other liabilities	197
Net cash used in operating activities	(381)
Investing Activities
Increase in loans	(4,654)
Proceeds from sale of investments	4,373
Net cash used in investing activities	(281)
Financing Activities
Qualified equity investment by parent company	12,500
Net cash provided by financing activities	12,500
Net increase in cash and cash equivalents	11,838
Cash and cash equivalents at beginning of year	68,141
Cash and cash equivalents at end of year	$79,979

NOTE 20. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of Wesbanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $3.1 million, $10.0 million and $12.4 million as of December 31, 2022, 2021 and 2020, respectively. During 2022, $1.7 million in related party loans were funded and $8.6 million were repaid or no longer related. At December 31, 2022, 2021 and 2020, none of the outstanding related party loans were past due 90 days or more, on non-accrual, or considered to be a TDR.

NOTE 21. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, Wesbanco. Wesbanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Division of Financial Institutions. Wesbanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, Wesbanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by Wesbanco Bank to Wesbanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2022, under FDIC and state of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $116.8 million from Wesbanco Bank.

Wesbanco Bank is also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The Bank did not have a reserve requirement during 2022 or 2021.

Additionally, Wesbanco and Wesbanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on Wesbanco’s financial results.

All bank holding companies and banking subsidiaries are required to have common equity Tier 1 (“CET1”) of at least 4.5%, core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses, subject to limitation, and trust preferred securities. The regulations also define “well-capitalized” levels of CET1, Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6.5%, 8%, 10%, and 5%, respectively. Wesbanco and Wesbanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2022 and 2021. There are no conditions or events since December 31, 2022 that management believes have changed Wesbanco’s “well-capitalized” category.

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

Wesbanco currently has $133.5 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $130.0 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are considered Tier 2 capital in accordance with current regulatory reporting requirements, as Wesbanco had total consolidated assets above $15 billion as of December 31, 2022 and 2021. Also, in March of 2022, Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month SOFR plus a spread of 1.787%.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. Regulatory capital levels without the capital benefit at December 31, 2022 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized”, as the capital benefit approximated 17 to 24 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank:

			December 31, 2022			December 31, 2021
(dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,576,764	9.90%	$636,966	$1,586,165	10.02%	$633,089
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,576,764	12.33%	767,334	1,586,165	14.05%	677,190
Total capital to risk-weighted assets	8.00%	10.00%	1,933,007	15.11%	1,023,112	1,795,661	15.91%	902,920
Common equity Tier 1	4.50%	6.50%	1,432,280	11.20%	575,500	1,441,681	12.77%	507,893
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,558,305	9.80%	$636,033	$1,529,227	9.68%	$631,920
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,558,305	12.22%	765,439	1,529,227	13.60%	674,622
Total capital to risk-weighted assets	8.00%	10.00%	1,634,548	12.81%	1,020,585	1,608,723	14.31%	899,496
Common equity Tier 1	4.50%	6.50%	1,558,305	12.22%	574,079	1,529,227	13.60%	505,967

(1)
Minimum requirements to remain adequately capitalized.
(2)
Well-capitalized under prompt corrective action regulations.

NOTE 22. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
ASSETS
Cash and due from banks	$272,179	$163,356
Investment in subsidiaries—Bank	2,408,260	2,636,220
Investment in subsidiaries—Nonbank	11,810	10,121
Securities available-for-sale, at fair value	—	—
Other assets	39,131	39,678
Total Assets	$2,731,380	$2,849,375
LIABILITIES
Subordinated debt and junior subordinated debt	$281,404	$132,860
Dividends payable and other liabilities	23,314	23,349
Total Liabilities	304,718	156,209
SHAREHOLDERS’ EQUITY	2,426,662	2,693,166
Total Liabilities and Shareholders’ Equity	$2,731,380	$2,849,375

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2022	2021	2020
Dividends from subsidiaries—Bank	$172,500	$250,500	$64,000
Dividends from subsidiaries—Nonbank	1,750	1,800	1,200
Income from securities	—	—	(22)
Other income	4	—	485
Total income	174,254	252,300	65,663
Interest expense	10,860	5,673	6,964
Other expense	5,851	5,698	5,415
Total expense	16,711	11,371	12,379
Income before income tax benefit and undistributed net income of subsidiaries	157,543	240,929	53,284
Income tax benefit	(3,652)	(4,163)	(2,471)
Income before undistributed net income of subsidiaries	161,195	245,092	55,755
Equity in undistributed net income (excess dividends) of subsidiaries	30,918	(2,832)	66,289
Net income	192,113	242,260	122,044
Preferred stock dividends	10,125	10,125	2,644
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$181,988	$232,135	$119,400

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$192,113	$242,260	$122,044
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed net income) excess dividends of subsidiaries	(30,918)	2,832	(66,289)
Decrease (increase) in other assets	582	(1,453)	121
Net securities losses	—	—	22
Other—net	6,941	7,984	5,865
Net cash provided by operating activities	168,718	251,623	61,763
INVESTING ACTIVITIES
Proceeds from sales—securities available-for-sale	—	—	203
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	(100)	—	(35,000)
Net cash used in investing activities	(100)	—	(34,797)
FINANCING ACTIVITIES
Repayment of subordinated and junior subordinated debt	—	(35,000)	(6,702)
Issuance of subordinated debt	147,702	—	—
Issuance of common stock	—	—	59
Issuance of preferred stock	—	—	144,484
Treasury shares purchased—net	(116,047)	(179,882)	(24,540)
Dividends paid to common and preferred shareholders	(91,450)	(96,609)	(87,897)
Net cash (used in) provided by financing activities	(59,795)	(311,491)	25,404
Net increase (decrease) in cash and cash equivalents	108,823	(59,868)	52,370
Cash and cash equivalents at beginning of year	163,356	223,224	170,854
Cash and cash equivalents at end of year	$272,179	$163,356	$223,224

NOTE 23. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: (i) Community Banking and (ii) Trust and Investment Services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $4.9 billion, $5.6 billion and $5.0 billion as of December 31, 2022, 2021 and 2020, respectively. These assets are held by Wesbanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Year Ended December 31, 2022
Interest and dividend income	$513,656	$—	$513,656
Interest expense	39,343	—	39,343
Net interest income	474,313	—	474,313
Provision for credit losses	(1,663)	—	(1,663)
Net interest income after provision for credit losses	475,976	—	475,976
Non-interest income	89,840	27,551	117,391
Non-interest expense	340,573	16,393	356,966
Income before provision for income taxes	225,243	11,158	236,401
Provision for income taxes	41,945	2,343	44,288
Net income	183,298	8,815	192,113
Preferred stock dividends	10,125	—	10,125
Net income available to common shareholders	$173,173	$8,815	$181,988
For the Year Ended December 31, 2021
Interest and dividend income	$484,967	$—	$484,967
Interest expense	27,034	—	27,034
Net interest income	457,933	—	457,933
Provision for credit losses	(64,274)	—	(64,274)
Net interest income after provision for credit losses	522,207	—	522,207
Non-interest income	103,274	29,511	132,785
Non-interest expense	336,766	16,377	353,143
Income before provision for income taxes	288,715	13,134	301,849
Provision for income taxes	56,831	2,758	59,589
Net income	231,884	10,376	242,260
Preferred stock dividends	10,125	—	10,125
Net income available to common shareholders	$221,759	$10,376	$232,135
For the Year Ended December 31, 2020
Interest and dividend income	$541,277	$—	$541,277
Interest expense	61,797	—	61,797
Net interest income	479,480	—	479,480
Provision for credit losses	107,741	—	107,741
Net interest income after provision for credit losses	371,739	—	371,739
Non-interest income	101,850	26,335	128,185
Non-interest expense	338,526	16,319	354,845
Income before provision for income taxes	135,063	10,016	145,079
Provision for income taxes	20,932	2,103	23,035
Net income	114,131	7,913	122,044
Preferred stock dividends	2,644	—	2,644
Net income available to common shareholders	$111,487	$7,913	$119,400

Total non-fiduciary assets of the trust and investment services segment were $3.3 million (including $1.1 million of trust customer intangibles), $3.7 million and $4.1 million at December 31, 2022, 2021 and 2020, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Wesbanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Wesbanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Wesbanco’s disclosure controls and procedures as of December 31, 2022, are effective in timely alerting them to material information relating to Wesbanco (including its consolidated subsidiaries) required to be included in Wesbanco’s periodic filings under the Exchange Act.

No changes in Wesbanco's internal control over financial reporting have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Wesbanco's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included within this report at the beginning of “Item 8. Financial Statements and Supplementary Data” and is incorporated in this Item 9A by reference.

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

CODE OF ETHICS

Wesbanco has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including Wesbanco’s Chief Executive Officer, Chief Financial Officer, Controller and other executive officers. Wesbanco’s “Code of Business Conduct and Ethics” can be found posted on our website at http://www.wesbanco.com in the “About Us” section under “Investor Relations” under “Governance Documents”. Wesbanco intends to disclose any changes or amendments to or waivers from Wesbanco's "Code of Business Conduct and Ethics" on its website.

Wesbanco will provide a printed copy, free of charge, of Wesbanco’s Code of Business Conduct and Ethics to any shareholder requesting such information. To obtain a copy of Wesbanco’s Code of Ethics, contact: John Iannone, Wesbanco, Inc., 1 Bank Plaza, Wheeling, WV 26003. (304) 905-7021

ITEM 11. EXECUTIVE COMPENSATION

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	812,090	$31.83	1,468,140
Equity compensation plans not approved by security holders	None	None	None

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

Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.9	Specimen of Certificate representing the Series A Preferred Stock.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.10	Form of Depositary Receipt.	Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.11	Indenture, dated March 23, 2022, by and between Wesbanco, Inc. and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022.

4.12	First Supplemental Indenture, dated March 23, 2022, by and between Wesbanco, Inc. and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022.

4.13	Form of 3.75% Fixed-to-Floating Rate Subordinated Note due 2032.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022.

10.1	Wesbanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010, February 23, 2017 and February 25, 2021. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 21, 2021.

10.2	Letter Agreement and Committed Line of Credit Note, dated September 5, 2014, between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 8, 2014.

10.3	Wesbanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.4	Form of Amended and Restated Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., Michael L. Perkins and Jayson M. Zatta. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.5	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.6	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2010.

10.7	Form of Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Anthony F. Pietranton. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.8	Amended and Restated Employment Agreement, dated April 24, 2014, by and between Wesbanco Bank, Inc., Todd F. Clossin and Wesbanco, Inc.	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2014.

10.9	Restricted Stock Agreement by and between Wesbanco, Inc. and Todd F. Clossin. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

10.10	Wesbanco, Inc. KSOP, Amended and Restated, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.11	First Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.12	Second Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2014. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.13

Form of Employment Agreement by and between Wesbanco Bank, Inc., Wesbanco Inc., and executive officers (effective date): Jayson M. Zatta (effective March 1, 2015) and Anthony F. Pietranton (effective January 9, 2015) **

Incorporated by reference to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2015.

10.14	Wesbanco, Inc. Administrative Rules for the Total Shareholder Return Plan. **	Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 24, 2015.

10.15	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Total Shareholder Return Agreement. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2016.

10.16	Third Amendment to the Wesbanco, Inc. KSOP, effective September 9, 2016. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2018.

10.17	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Performance Restricted Stock Agreement.**	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 31, 2017.

10.18	Fourth Amendment to the Wesbanco, Inc. KSOP effective April 1, 2018. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2019.

10.19	Fifth Amendment to the Wesbanco, Inc. KSOP effective August 20, 2018. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2019.

10.20	Sixth Amendment to the Wesbanco, Inc. KSOP effective January 1, 2020.**	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

10.21	Seventh Amendment to the Wesbanco, Inc. KSOP effective November 22, 2019. **	Incorporated by reference to Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

10.22	Employment Agreement, dated December 16, 2021, by and between Wesbanco Bank, Inc., Daniel K. Weiss, Jr. and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 17, 2021.

10.23	Change in Control Agreement, dated December 16, 2021, by and between Wesbanco Bank, Inc., Daniel K. Weiss, Jr. and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 17, 2021.

10.24	Employment Agreement, dated February 16, 2022, by and between Wesbanco Bank, Inc., Michael L. Perkins and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2022.

10.25	Employment Agreement, dated July 5, 2022, by and between Wesbanco Bank, Inc., Jeffrey H. Jackson and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 5, 2022.

10.26	Change in Control Agreement, dated July 5, 2022, by and between Wesbanco Bank, Inc., Jeffrey H. Jackson and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 5, 2022.

10.27	Amendment to Loan Documents between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 29, 2022.

10.28	Amended and Restated Revolving Line of Credit Note between Wesbanco, Inc. and PNC Bank, National Association.	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 29, 2022.

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 2, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	***

101.SCH	Inline XBRL Taxonomy Extension Schema Document	***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	***

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	***

* Filed herewith

** Indicates management compensatory plan, contract, or arrangement

*** Filed electronically

(P) Paper Filed

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2023.

WESBANCO, INC.

By:	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 27, 2023.

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

By:	/s/ Todd F. Clossin
Todd F. Clossin
Attorney-in-fact

Rosie Allen-Herring	Gary L. Libs
James W. Cornelsen	Jay T. McCamic
Michael J. Crawford	F. Eric Nelson, Jr.
Abigail M. Feinknopf	Gregory S. Proctor, Jr.
Robert J. Fitzsimmons	Joseph R. Robinson
Denise Knouse-Snyder	Kerry M. Stemler
D. Bruce Knox	Reed J. Tanner
Lisa A. Knutson