Form 10-Q
period 2023-03-31
WESBANCO INC
filed 2023-05-04
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 26, 2023, there were 59,246,569 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(unaudited, in thousands, except shares)	2023	2022
ASSETS
Cash and due from banks, including interest bearing amounts of $444,747 and $242,229, respectively	$597,503	$408,411
Securities:
Equity securities, at fair value	11,843	11,506
Available-for-sale debt securities, at fair value	2,465,996	2,529,140
Held-to-maturity debt securities (fair values of $1,107,685 and $1,084,390, respectively)	1,239,247	1,248,629
Allowance for credit losses, held-to-maturity debt securities	(212)	(220)
Net held-to-maturity debt securities	1,239,035	1,248,409
Total securities	3,716,874	3,789,055
Loans held for sale	12,722	8,249
Portfolio loans, net of unearned income	10,888,688	10,702,728
Allowance for credit losses - loans	(118,698)	(117,790)
Net portfolio loans	10,769,990	10,584,938
Premises and equipment, net	224,940	220,892
Accrued interest receivable	69,232	68,522
Goodwill and other intangible assets, net	1,139,054	1,141,355
Bank-owned life insurance	354,320	352,361
Other assets	389,991	358,122
Total Assets	$17,274,626	$16,931,905
LIABILITIES
Deposits:
Non-interest bearing demand	$4,478,954	$4,700,438
Interest bearing demand	3,107,112	3,119,807
Money market	1,618,204	1,684,023
Savings deposits	2,784,780	2,741,004
Certificates of deposit	884,146	885,818
Total deposits	12,873,196	13,131,090
Federal Home Loan Bank borrowings	1,280,000	705,000
Other short-term borrowings	111,176	135,069
Subordinated debt and junior subordinated debt	281,629	281,404
Total borrowings	1,672,805	1,121,473
Accrued interest payable	7,669	4,593
Other liabilities	245,499	248,087
Total Liabilities	14,799,169	14,505,243
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at March 31, 2023 and December 31, 2022, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 59,246,569 and 59,198,963 shares outstanding at March 31, 2023 and December 31, 2022, respectively	141,834	141,834
Capital surplus	1,636,061	1,635,877
Retained earnings	1,096,924	1,077,675
Treasury stock (8,834,737 and 8,882,343 shares - at cost, respectively)	(307,507)	(308,964)
Accumulated other comprehensive loss	(234,399)	(262,416)
Deferred benefits for directors	(1,940)	(1,828)
Total Shareholders' Equity	2,475,457	2,426,662
Total Liabilities and Shareholders' Equity	$17,274,626	$16,931,905

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$133,406	$93,121
Interest and dividends on securities:
Taxable	19,086	14,112
Tax-exempt	4,790	4,344
Total interest and dividends on securities	23,876	18,456
Other interest income	3,273	597
Total interest and dividend income	160,555	112,174
INTEREST EXPENSE
Interest bearing demand deposits	11,106	811
Money market deposits	4,252	321
Savings deposits	4,000	264
Certificates of deposit	1,203	1,273
Total interest expense on deposits	20,561	2,669
Federal Home Loan Bank borrowings	11,300	575
Other short-term borrowings	418	48
Subordinated debt and junior subordinated debt	3,944	1,171
Total interest expense	36,223	4,463
NET INTEREST INCOME	124,332	107,711
Provision for credit losses	3,577	(3,438)
Net interest income after provision for credit losses	120,755	111,149
NON-INTEREST INCOME
Trust fees	7,494	7,835
Service charges on deposits	6,170	6,090
Electronic banking fees	4,605	5,345
Net securities brokerage revenue	2,576	2,220
Bank-owned life insurance	1,959	3,881
Mortgage banking income	426	1,923
Net securities gains (losses)	145	(650)
Net gain (loss) on other real estate owned and other assets	232	(806)
Other income	4,046	4,544
Total non-interest income	27,653	30,382
NON-INTEREST EXPENSE
Salaries and wages	41,952	38,937
Employee benefits	12,060	9,158
Net occupancy	6,643	7,234
Equipment and software	9,063	8,011
Marketing	2,325	2,421
FDIC insurance	2,884	1,522
Amortization of intangible assets	2,301	2,598
Restructuring and merger-related expense	3,153	1,593
Other operating expenses	15,744	16,074
Total non-interest expense	96,125	87,548
Income before provision for income taxes	52,283	53,983
Provision for income taxes	9,942	9,859
Net income	42,341	44,124
Preferred stock dividends	2,531	2,531
Net income available to common shareholders	$39,810	$41,593
EARNINGS PER COMMON SHARE
Basic	$0.67	$0.68
Diluted	$0.67	$0.68
AVERAGE COMMON SHARES OUTSTANDING
Basic	59,217,711	61,445,399
Diluted	59,375,053	61,593,365
DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.34

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands)	2023	2022
Net income	$42,341	$44,124
Debt securities available-for-sale:
Net change in unrealized gains (losses) on debt securities available-for-sale	36,610	(139,854)
Related income tax (expense) benefit	(8,782)	33,607
Net securities losses reclassified into earnings	151	2
Related income tax benefit	(37)	(1)
Net effect on other comprehensive income for the period	27,942	(106,246)
Defined benefit plans:
Amortization of net loss and prior service costs	98	72
Related income tax benefit	(23)	(18)
Net effect on other comprehensive income for the period	75	54
Total other comprehensive gain (loss)	28,017	(106,192)
Comprehensive income (loss)	$70,358	$(62,068)

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2023 and 2022
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2022	$144,484	59,198,963	$141,834	$1,635,877	$1,077,675	$(308,964)	$(262,416)	$(1,828)	$2,426,662
Net income	—	—	—	—	42,341	—	—	—	42,341
Other comprehensive income	—	—	—	—	—	—	28,017	—	28,017
Comprehensive income	—	—	—	—	—	—	—	—	70,358
Common dividends declared ($0.35 per share)	—	—	—	—	(20,561)	—	—	—	(20,561)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Treasury shares acquired	—	(1,394)	—	—	—	(52)	—	—	(52)
Stock options exercised	—	4,441	—	(34)	—	137	—	—	103
Restricted stock granted	—	44,559	—	(1,372)	—	1,372	—	—	—
Stock compensation expense	—	—	—	1,585	—	—	—	—	1,585
Deferred benefits for directors- net	—	—	—	5	—	—	—	(112)	(107)
March 31, 2023	$144,484	59,246,569	$141,834	$1,636,061	$1,096,924	$(307,507)	$(234,399)	$(1,940)	$2,475,457

December 31, 2021	$144,484	62,307,245	$141,834	$1,635,642	$977,765	$(199,759)	$(5,120)	$(1,680)	$2,693,166
Net income	—	—	—	—	44,124	—	—	—	44,124
Other comprehensive loss	—	—	—	—	—	—	(106,192)	—	(106,192)
Comprehensive income	—	—	—	—	—	—	—	—	(62,068)
Common dividends declared ($0.34 per share)	—	—	—	—	(20,538)	—	—	—	(20,538)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	14,531	—	—	(505)	505	—	—	—
Treasury shares acquired	—	(1,724,571)	—	—	—	(62,323)	—	—	(62,323)
Stock options exercised	—	16,209	—	(192)	—	565	—	—	373
Stock compensation expense	—	—	—	1,241	—	—	—	—	1,241
Deferred benefits for directors- net	—	—	—	14	—	—	—	(18)	(4)
March 31, 2022	$144,484	60,613,414	$141,834	$1,636,705	$998,315	$(261,012)	$(111,312)	$(1,698)	$2,547,316

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2023	2022
NET CASH PROVIDED BY OPERATING ACTIVITIES	$10,891	$47,741
INVESTING ACTIVITIES
Net (increase) decrease in loans held for investment	(186,782)	6,537
Available-for-sale debt securities:
Proceeds from sales	20,498	—
Proceeds from maturities, prepayments and calls	77,887	180,092
Purchases of securities	—	(220,324)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	8,756	21,801
Purchases of securities	—	(174,995)
Proceeds from bank owned life insurance	—	6,061
Purchases of premises and equipment – net	(12,233)	(559)
Net cash used in investing activities	(91,874)	(181,387)
FINANCING ACTIVITIES
(Decrease) increase in deposits	(257,528)	232,640
Proceeds from Federal Home Loan Bank borrowings	1,280,000	—
Repayment of Federal Home Loan Bank borrowings	(705,000)	(60,048)
(Decrease) increase in other short-term borrowings	(23,893)	16,645
Principal repayments of finance lease obligations	(464)	(115)
Issuance of subordinated debt, net of issuance costs	—	147,715
Dividends paid to common shareholders	(20,560)	(20,570)
Dividends paid to preferred shareholders	(2,531)	(2,531)
Treasury shares sold (purchased) - net	51	(61,950)
Net cash provided by financing activities	270,075	251,786
Net increase in cash, cash equivalents and restricted cash	189,092	118,140
Cash, cash equivalents and restricted cash at beginning of the period	408,411	1,251,358
Cash, cash equivalents and restricted cash at end of the period	$597,503	$1,369,498
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$33,288	$5,014
Transfers of loans to other real estate owned	79	87

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of Wesbanco, Inc. and its consolidated subsidiaries (“Wesbanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.

Wesbanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as with the policy changes indicated below. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Wesbanco’s financial position and results of operations for each of the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on Wesbanco’s net income and shareholders’ equity. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Modifications for Borrowers Experiencing Financial Difficulty (“MBEFD”) — A modification of a loan for borrowers experiencing financial difficulty is applicable when the loan modification results in a direct change in the timing or amount of contractual cash flows. The most common modifications provided to borrowers experiencing financial difficulty are expected to occur in the form of principal forgiveness, interest rate reductions, other-than-insignificant-payment delays, or term extensions under ASC 310-10-50-39. Upon Wesbanco's adoption of Accounting Standards Update (“ASU”) 2022-02 on January 1, 2023, Troubled Debt Restructuring ("TDR") accounting was prospectively discontinued and economic concessions for modifications occurring on or after the adoption date are no longer measured. This accounting also results in the elimination of any existing economic concession related to a loan that was previously designated as a TDR if such loan is restructured on or after January 1, 2023. Due to the elimination of economic concessions under ASU 2022-02, the standard may result in modified loans being subject to the new disclosures that would have not been considered concessions and not treated as TDRs.

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

The modification of a loan does not increase the allowance or provision for credit losses unless the loan is extended, or the loans are commercial loans that are individually evaluated for impairment, in which case a specific reserve is established pursuant to GAAP. Portfolio segment loss history is the primary factor for establishing the allowance for residential real estate, home equity and consumer MBEFDs.

Non-accrual loans that are restructured remain on non-accrual, but may move to accrual status after they have performed according to the restructured terms for a period of time. MBEFDs on accrual status generally remain on accrual as long as they continue to perform in accordance with their modified terms. MBEFDs may also be placed on non-accrual if they do not perform in accordance with the restructured terms. Loans may be removed from MBEFD status after they have performed according to the renegotiated terms for a period of time.

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2023-02 – Investments Equity Method and Joint Ventures (Topic 323)

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU’s amendments “remove the specialized guidance for [low-income-housing tax credit] investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using the guidance in other [GAAP].” For Wesbanco, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2023-01 - Leases (Topic 842): Common Control Arrangements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Additionally, ASU 2023-01 amends the accounting for leasehold improvements in common-control arrangements for all entities. For Wesbanco, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

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

ASU 2022-02 Financial Instruments - Credit Losses (Topic 326)

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, "Receivables - Troubled Debt Restructurings by Creditors," while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, for public business entities, the amendments in this Update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments - Credit Losses - Measured at Amortized Cost." For Wesbanco, this update was effective beginning on January 1, 2023. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements. For the additional disclosure requirements in this ASU, please refer to Footnote 4, "Loans and the Allowance for Credit Losses."

ASU 2020-04, ASU 2021-01 and ASU 2022-06 Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” This ASU provided temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate ("LIBOR") or other reference rate expected to be discontinued on financial reporting. The ASU also provides optional expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022, and can be adopted at any time during this period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of Topic 848 and addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued, but that use an interest rate for margining, discounting or contract price alignment that is expected to be modified as a result of reference rate reform. ASU 2021-01 is effective upon issuance through December 31, 2024, and can be adopted at any time during this period. Wesbanco has not offered LIBOR for any new contracts after December 31, 2021. Wesbanco has chosen the One Month Term Secured Overnight Financing Rate ("1M Term SOFR") as its alternative replacement rate for LIBOR on both back-to-back swaps and on one-month variable loans. A transition plan was implemented in 2021 to identify and modify Wesbanco's loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR, and Wesbanco continues to assess the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis, with no material impacts expected at this time. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” In the Update, the Board decided to defer the sunset date of Topic 848 to December 31, 2024, to permit entities to apply the guidance in Topic 848 through the expected cessation date of USD LIBOR. In the Board’s view, that time frame would have been sufficient to provide flexibility for additional unforeseen changes to the timeline of USD LIBOR cessation and to accommodate global interbank offered rate (IBOR) transition. The update is not expected to have a material impact on Wesbanco’s Consolidated Financial Statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2023	2022
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$39,810	$41,593
Denominator:
Total average basic common shares outstanding	59,217,711	61,445,399
Effect of dilutive stock options and other stock compensation	157,342	147,966
Total diluted average common shares outstanding	59,375,053	61,593,365
Earnings per common share - basic	$0.67	$0.68
Earnings per common share - diluted	$0.67	$0.68

As of March 31, 2023 and 2022, 483,011 and 384,761 options to purchase shares were not included in the diluted share computation for the three months ended March 31, 2023 and 2022, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of March 31, 2023, an aggregate of 42,624 contingently issuable shares were estimated to be awarded under the 2022 and 2021 total shareholder return ("TSR") plans, as stock performance targets had been met as of such date and therefore those shares were included in the diluted calculation. No shares related to the 2023 plan were included because the effect would be antidilutive. As of March 31, 2022, 16,224 contingently issuable shares were estimated to be awarded under the 2022 TSR plan, as stock performance targets had been met as of such date and therefore those shares were included in the diluted calculation. As of March 31, 2022, the shares related to the 2021 and 2020 TSR plans were not included in the calculation because the effect would be antidilutive.

In addition, performance-based restricted stock ("PBRS") compensation totaling 61,510 and 61,267 shares were estimated to be awarded as of March 31, 2023 and March 31, 2022, respectively.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	March 31, 2023				December 31, 2022
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	$253,728	$—	$(30,293)	$223,435	$259,418	$2	$(33,450)	$225,970
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,086,866	28	(268,644)	1,818,250	2,144,015	25	(297,987)	1,846,053
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	332,800	3	(7,063)	325,740	359,811	—	(10,080)	349,731
Obligations of states and political subdivisions	86,523	281	(3,014)	83,790	96,081	244	(4,097)	92,228
Corporate debt securities	14,954	—	(173)	14,781	15,451	—	(293)	15,158
Total available-for-sale debt securities	$2,774,871	$312	$(309,187)	$2,465,996	$2,874,776	$271	$(345,907)	$2,529,140
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$4,257	$—	$(361)	$3,896	$4,357	$—	$(416)	$3,941
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	44,054	—	(3,251)	40,803	45,909	—	(3,809)	42,100
Obligations of states and political subdivisions	1,170,586	1,421	(128,908)	1,043,099	1,177,986	577	(159,975)	1,018,588
Corporate debt securities	20,350	—	(463)	19,887	20,377	—	(616)	19,761
Total held-to-maturity debt securities (1)	$1,239,247	$1,421	$(132,983)	$1,107,685	$1,248,629	$577	$(164,816)	$1,084,390
Total debt securities	$4,014,118	$1,733	$(442,170)	$3,573,681	$4,123,405	$848	$(510,723)	$3,613,530
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $9.3 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $11.8 million and $11.5 million at March 31, 2023 and December 31, 2022, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at March 31, 2023. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Within one year	$33,866	$33,574
After 1 year through 5 years	127,233	124,052
After 5 years through 10 years	421,089	402,959
After 10 years	2,192,683	1,905,411
Total available-for-sale debt securities	$2,774,871	$2,465,996
Held-to-maturity debt securities
Within one year	$22,622	$22,573
After 1 year through 5 years	112,334	111,640
After 5 years through 10 years	396,064	375,084
After 10 years	708,227	598,388
Total held-to-maturity debt securities	$1,239,247	$1,107,685
Total debt securities	$4,014,118	$3,573,681

Securities with an aggregate fair value of $2.1 billion at March 31, 2023 and December 31, 2022, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities for the three months ended March 31, 2023 and 2022 totaled $20.5 million and $0 million, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2023 and December 31, 2022 were $233.9 million and $261.8 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three months ended March 31, 2023 and 2022, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended March 31,
(unaudited, in thousands)	2023	2022
Debt securities:
Gross realized gains	$64	$31
Gross realized losses	(197)	(2)
Net (losses) gains on debt securities	(133)	29
Equity securities:
Net unrealized gains (losses) recognized on securities still held	278	(679)
Net securities gains (losses)	$145	$(650)

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $9.3 million and $9.5 million as of March 31, 2023 and December 31, 2022, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2023 and 2022:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2023 and 2022
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	state and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Balance at December 31, 2022	$—	$—	$167	$53	$220
Current period provision (1)	—	—	(6)	(2)	(8)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at March 31, 2023	$—	$—	$161	$51	$212
.
Balance at December 31, 2021	$—	$—	$174	$94	$268
Current period provision (1)	—	—	(14)	31	17
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at March 31, 2022	$—	$—	$160	$125	$285

(1) The total provision for credit losses on held-to-maturity securities is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses - loans and loan commitments. For more information on the provision relating to loans and loan commitments, please see Footnote 4, "Loans and the Allowance for Credit Losses."

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$28,638	$(1,020)	20	$194,761	$(29,273)	27	$223,399	$(30,293)	47
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	164,019	(7,064)	85	1,651,930	(261,580)	403	1,815,949	(268,644)	488
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	82,142	(1,129)	17	239,347	(5,934)	51	321,489	(7,063)	68
Obligations of state and political subdivisions	42,991	(603)	75	23,479	(2,411)	33	66,470	(3,014)	108
Corporate debt securities	4,879	(74)	1	6,901	(99)	5	11,780	(173)	6
Total	$322,669	$(9,890)	198	$2,116,418	$(299,297)	519	$2,439,087	$(309,187)	717

	December 31, 2022
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$107,011	$(8,435)	35	$118,779	$(25,015)	13	$225,790	$(33,450)	48
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	514,789	(39,246)	294	1,328,906	(258,741)	202	1,843,695	(297,987)	496
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	190,189	(5,106)	38	159,543	(4,974)	36	349,732	(10,080)	74
Obligations of states and political subdivisions	67,822	(1,815)	128	7,812	(2,282)	10	75,634	(4,097)	138
Corporate debt securities	7,225	(226)	3	4,433	(67)	3	11,658	(293)	6
Total	$887,036	$(54,828)	498	$1,619,473	$(291,079)	264	$2,506,509	$(345,907)	762

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $59.2 million and $36.2 million at March 31, 2023 and December 31, 2022, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $10.3 million and $9.6 million at March 31, 2023 and December 31, 2022, respectively. The un-accreted discount on purchased loans from acquisitions was $16.7 million at March 31, 2023 and $18.0 million at December 31, 2022.

	March 31,	December 31,
(unaudited, in thousands)	2023	2022
Commercial real estate:
Land and construction	$731,173	$943,887
Improved property	5,466,671	5,117,457
Total commercial real estate	6,197,844	6,061,344
Commercial and industrial	1,519,808	1,579,395
Residential real estate	2,251,423	2,140,584
Home equity	692,001	695,065
Consumer	227,612	226,340
Total portfolio loans	10,888,688	10,702,728
Loans held for sale	12,722	8,249
Total loans	$10,901,410	$10,710,977

As of March 31, 2023, accrued interest receivable for loans was $53.0 million. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.2 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. As of March 31, 2023, accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $16.7 million.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2023 and 2022
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at December 31, 2022
Allowance for credit losses - loans	$6,737	$52,659	$31,540	$18,208	$4,234	$3,127	$1,285	$117,790
Allowance for credit losses - loan commitments	6,025	—	—	2,215	128	—	—	8,368
Total beginning allowance for credit losses - loans and loan commitments	12,762	52,659	31,540	20,423	4,362	3,127	1,285	126,158
Provision for credit losses:
Provision for loan losses	(1,440)	2,508	(2,783)	4,407	141	97	(103)	2,827
Provision for loan commitments	(51)	—	797	(10)	23	—	—	759
Total provision for credit losses - loans and loan commitments (2)	(1,491)	2,508	(1,986)	4,397	164	97	(103)	3,586
Charge-offs	(222)	(1,355)	(320)	13	(258)	(776)	(401)	(3,319)
Recoveries	73	276	134	75	80	622	140	1,400
Net (charge-offs) recoveries	(149)	(1,079)	(186)	88	(178)	(154)	(261)	(1,919)
Balance at March 31, 2023
Allowance for credit losses - loans	5,148	54,088	28,571	22,703	4,197	3,070	921	118,698
Allowance for credit losses - loan commitments	5,974	—	797	2,205	151	—	—	9,127
Total ending allowance for credit losses - loans and loan commitments	$11,122	$54,088	$29,368	$24,908	$4,348	$3,070	$921	$127,825

Balance at December 31, 2021
Allowance for credit losses - loans	$7,310	$65,355	$26,875	$15,401	$724	$3,737	$2,220	$121,622
Allowance for credit losses - loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total beginning allowance for credit losses - loans and loan commitments	11,490	65,556	28,372	16,977	773	4,009	2,220	129,397
Provision for credit losses:
Provision for loan losses	243	(469)	(1,468)	(1,737)	(102)	69	(266)	(3,730)
Provision for loan commitments	751	119	(827)	164	9	59	—	275
Total provision for credit losses - loans and loan commitments (2)	994	(350)	(2,295)	(1,573)	(93)	128	(266)	(3,455)
Charge-offs	—	(137)	(208)	(142)	(86)	(787)	(435)	(1,795)
Recoveries	25	260	336	192	139	727	89	1,768
Net (charge-offs) recoveries	25	123	128	50	53	(60)	(346)	(27)
Balance at March 31, 2022
Allowance for credit losses - loans	7,578	65,009	25,535	13,714	675	3,746	1,608	117,865
Allowance for credit losses - loan commitments	4,931	320	670	1,740	58	331	—	8,050
Total ending allowance for credit losses - loans and loan commitments	$12,509	$65,329	$26,205	$15,454	$733	$4,077	$1,608	$125,915

(1) Deposit overdrafts of $3.6 million and $4.2 million are included in total portfolio loans for the periods ending March 31, 2023 and March 31, 2022, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Footnote 3, "Securities."

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
March 31, 2023
Allowance for credit losses:
Loans individually-evaluated	$—	$2,187	$120	$—	$—	$—	$—	$2,307
Loans collectively-evaluated	5,148	51,901	28,451	22,703	4,197	3,070	921	116,391
Loan commitments (2)	5,974	—	797	2,205	151	—	—	9,127
Total allowance for credit losses - loans and commitments	$11,122	$54,088	$29,368	$24,908	$4,348	$3,070	$921	$127,825

Portfolio loans:
Individually-evaluated for credit losses	$—	$27,404	$358	$—	$—	$—	$—	$27,762
Collectively-evaluated for credit losses	731,173	5,439,267	1,519,450	2,251,423	692,001	227,612	—	10,860,926
Total portfolio loans	$731,173	$5,466,671	$1,519,808	$2,251,423	$692,001	$227,612	$—	$10,888,688

December 31, 2022
Allowance for credit losses:
Loans individually-evaluated	$—	$2,988	$130	$—	$—	$—	$—	$3,118
Loans collectively-evaluated	6,737	49,671	31,410	18,208	4,234	3,127	1,285	114,672
Loan commitments (2)	6,025	—	—	2,215	128	—	—	8,368
Total allowance for credit losses - loans and commitments	$12,762	$52,659	$31,540	$20,423	$4,362	$3,127	$1,285	$126,158

Portfolio loans:
Individually-evaluated for credit losses	$24,629	$25,369	$401	$—	$—	$—	$—	$50,399
Collectively-evaluated for credit losses	919,258	5,092,088	1,578,994	2,140,584	695,065	226,340	—	10,652,329
Total portfolio loans	$943,887	$5,117,457	$1,579,395	$2,140,584	$695,065	$226,340	$—	$10,702,728

(1) Deposit overdrafts of $3.6 million and $4.4 million are included in total portfolio loans for the periods ending March 31, 2023 and December 31, 2022, respectively.

(2) For additional detail relating to loan commitments, see Footnote 10, "Commitments and Contingent Liabilities."

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2023
Pass	$723,743	$5,339,116	$1,480,963	$7,543,822
Criticized - compromised	1,418	83,280	31,910	116,608
Classified - substandard	6,012	44,275	6,935	57,222
Classified - doubtful	—	—	—	—
Total	$731,173	$5,466,671	$1,519,808	$7,717,652

As of December 31, 2022
Pass	$911,804	$4,940,135	$1,538,300	$7,390,239
Criticized - compromised	1,329	121,393	25,223	147,945
Classified - substandard	30,754	55,929	15,872	102,555
Classified - doubtful	—	—	—	—
Total	$943,887	$5,117,457	$1,579,395	$7,640,739

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $20.4 million at March 31, 2023 and $24.8 million at December 31, 2022, of which $2.6 million and $5.9 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $30.3 million and $25.0 million of unfunded commercial loan commitments are also not included in the tables above at March 31, 2023 and December 31, 2022, respectively.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2023
Commercial real estate:
Land and construction	$731,005	$12	$156	$—	$168	$731,173	$—
Improved property	5,452,908	969	320	12,474	13,763	5,466,671	1,295
Total commercial real estate	6,183,913	981	476	12,474	13,931	6,197,844	1,295
Commercial and industrial	1,515,351	652	1,204	2,601	4,457	1,519,808	645
Residential real estate	2,241,922	2,813	1,865	4,823	9,501	2,251,423	982
Home equity	684,047	2,727	1,251	3,976	7,954	692,001	1,154
Consumer	224,238	2,262	577	535	3,374	227,612	494
Total portfolio loans	10,849,471	9,435	5,373	24,409	39,217	10,888,688	4,570
Loans held for sale	12,722	—	—	—	—	12,722	—
Total loans	$10,862,193	$9,435	$5,373	$24,409	$39,217	$10,901,410	$4,570

Nonperforming loans included above are as follows:
Non-accrual loans	$17,489	$519	$1,369	$19,839	$21,727	$39,216

As of December 31, 2022
Commercial real estate:
Land and construction	$942,236	$—	$910	$741	$1,651	$943,887	$629
Improved property	5,099,342	2,147	331	15,637	18,115	5,117,457	84
Total commercial real estate	6,041,578	2,147	1,241	16,378	19,766	6,061,344	713
Commercial and industrial	1,574,311	1,427	519	3,138	5,084	1,579,395	1,586
Residential real estate	2,129,095	853	3,536	7,100	11,489	2,140,584	1,551
Home equity	686,762	3,885	621	3,797	8,303	695,065	1,063
Consumer	222,153	2,910	704	573	4,187	226,340	530
Total portfolio loans	10,653,899	11,222	6,621	30,986	48,829	10,702,728	5,443
Loans held for sale	8,249	—	—	—	—	8,249	—
Total loans	$10,662,148	$11,222	$6,621	$30,986	$48,829	$10,710,977	$5,443

Nonperforming loans included above are as follows:
Non-accrual loans	$10,337	$1,495	$870	$25,483	$27,848	$38,185
TDRs accruing interest	3,131	7	32	60	99	3,230
Total nonperforming loans	$13,468	$1,502	$902	$25,543	$27,947	$41,415

(1)
For the table presented as of December 31, 2022, loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	March 31, 2023			December 31, 2022
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$—	$112	$112	$—
Improved property	20,789	18,200	—	18,367	16,601	—
Commercial and industrial	4,284	3,209	—	4,102	3,112	—
Residential real estate	17,894	12,837	—	21,084	16,057	—
Home equity	6,517	4,861	—	6,970	5,374	—
Consumer	201	109	—	316	159	—
Total nonperforming loans without a specific allowance	49,685	39,216	—	50,951	41,415	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—
Total nonperforming loans	$49,685	$39,216	$—	$50,951	$41,415	$—

(1)
The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended
	March 31, 2023		March 31, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$56	$—	$114	$—
Improved property	17,401	—	7,924	—
Commercial and industrial	3,161	—	5,018	—
Residential real estate	14,447	—	19,187	—
Home equity	5,118	—	5,513	—
Consumer	134	—	541	—
Total nonperforming loans without a specific allowance	40,317	—	38,296	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	—	—	—	—
Total nonperforming loans with a specific allowance	—	—	—	—
Total nonperforming loans	$40,317	$—	$38,296	$—

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
	March 31,	December 31,
(unaudited, in thousands)	2023	2022
Commercial real estate:
Land and construction	$—	$112
Improved property	18,200	16,254
Total commercial real estate	18,200	16,366
Commercial and industrial	3,209	2,946
Residential real estate	12,837	13,695
Home equity	4,861	5,044
Consumer	109	134
Total	$39,216	$38,185

(1)
At March 31, 2023, there were three borrowers with a loan balance greater than $1.0 million, which totaled $13.4 million, as compared to three borrowers with a loan balance greater than $1.0 million totaling $11.8 million at December 31, 2022. Total non-accrual loans include loans that are also restructured for borrowers experiencing financial difficulty or were previously designated as TDRs prior to the adoption of ASU 2022-02. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty (following the adoption of ASU 2022-02)

The following table displays the details of portfolio loans that were modified during the three months ended March 31, 2023 presented by loan category:

	For the Three Months Ended March 31, 2023
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Total
Term extension	$6,000	$3,738	$6,843	$—	$8	$—	$16,589
Payment delay	—	—	—	101	283	34	418
Total	$6,000	$3,738	$6,843	$101	$291	$34	$17,007
Percentage of total by loan category	0.8%	0.1%	0.5%	0.0%	0.0%	0.0%	0.2%

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty (MBEFDs) totaled $2.8 million at March 31, 2023. These commitments are not included in the table above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the three months ended March 31, 2023, presented by loan category:

For the Three Months Ended March 31, 2023
(unaudited, in thousands)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	3
Commercial real estate - improved property	34
Commercial and industrial	4
Residential real estate	—
Home equity	120
Consumer	—

There have been no MBEFDs which defaulted (defined as past due 90 days) after the loan was modified during the three months ended March 31, 2023.

The following table presents an aging analysis of portfolio loans that were modified on or after January 1, 2023, the date that Wesbanco adopted ASU 2022-02, by loan category:

	March 31, 2023
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$6,000	$6,000
Commercial real estate - improved property	—	—	—	—	3,738	3,738
Commercial and industrial	—	—	—	—	6,843	6,843
Residential real estate	—	—	—	—	101	101
Home equity	—	—	41	41	250	291
Consumer	—	2	20	22	12	34
Total modified loans (1)	$—	$2	$61	$63	$16,944	$17,007

(1) Represents balance at period end.

Troubled Debt Restructuring Disclosures (prior to the adoption of ASU 2022-02)

The following table presents details related to loans identified as TDRs during the three months ended March 31, 2022:

New TDRs (1)
For the Three Months Ended
March 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment
Commercial real estate:
Land and construction	1	$84	$82
Improved property	—	—	—
Total commercial real estate	1	84	82
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	1	$84	$82

(1) Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

There were no TDRs which defaulted (defined as past due 90 days) during the three months ended March 31, 2022 that were restructured within the last twelve months prior to March 31, 2022.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of March 31, 2023
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$28,394	$185,370	$117,088	$62,435	$59,989	$53,001	$127,485	$89,981	$723,743
Criticized - compromised	—	682	263	—	—	23	—	450	1,418
Classified - substandard	—	—	—	—	—	12	—	6,000	6,012
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$28,394	$186,052	$117,351	$62,435	$59,989	$53,036	$127,485	$96,431	$731,173
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$222	$222

Commercial real estate: improved property
Risk rating:
Pass	$204,285	$1,119,940	$633,573	$614,763	$590,097	$1,944,864	$72,686	$158,908	$5,339,116
Criticized - compromised	—	297	345	4,378	5,982	71,153	1,035	90	83,280
Classified - substandard	—	—	349	378	12,866	30,648	34	—	44,275
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$204,285	$1,120,237	$634,267	$619,519	$608,945	$2,046,665	$73,755	$158,998	$5,466,671
Current-period gross charge-offs	$—	$—	$—	$—	$—	$1,355	$—	$—	$1,355

Commercial and industrial
Risk rating:
Pass	$43,539	$264,804	$176,352	$110,159	$61,300	$319,840	$477,953	$27,016	$1,480,963
Criticized - compromised	—	786	1,181	237	7,701	1,896	9,035	11,074	31,910
Classified - substandard	—	233	348	134	1,302	2,555	883	1,480	6,935
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$43,539	$265,823	$177,881	$110,530	$70,303	$324,291	$487,871	$39,570	$1,519,808
Current-period gross charge-offs	$—	$38	$40	$43	$—	$199	$—	$—	$320

Residential real estate
Loan delinquency:
Current	$84,647	$562,677	$513,059	$196,495	$94,825	$512,517	$—	$277,702	$2,241,922
30-59 days past due	—	—	772	347	—	1,694	—	—	2,813
60-89 days past due	—	—	—	—	567	1,298	—	—	1,865
90 days or more past due	—	—	—	—	350	4,434	—	39	4,823
Total	$84,647	$562,677	$513,831	$196,842	$95,742	$519,943	$—	$277,741	$2,251,423
Current-period gross charge-offs	$—	$—	$—	$—	$—	$(13)	$—	$—	$(13)

Home equity
Loan delinquency:
Current	$10,384	$1,004	$1,620	$1,703	$1,882	$25,148	$641,325	$981	$684,047
30-59 days past due	—	68	110	253	—	484	1,812	—	2,727
60-89 days past due	—	5	15	—	28	1,203	—	—	1,251
90 days or more past due	—	281	—	508	215	2,543	—	429	3,976
Total	$10,384	$1,358	$1,745	$2,464	$2,125	$29,378	$643,137	$1,410	$692,001
Current-period gross charge-offs	$—	$—	$—	$—	$9	$249	$—	$—	$258

Consumer
Loan delinquency:
Current	$28,381	$77,337	$32,445	$21,331	$21,232	$20,872	$22,610	$30	$224,238
30-59 days past due	—	1,169	571	310	83	120	9	—	2,262
60-89 days past due	—	190	179	144	21	43	—	—	577
90 days or more past due	—	227	95	89	—	124	—	—	535
Total	$28,381	$78,923	$33,290	$21,874	$21,336	$21,159	$22,619	$30	$227,612
Current-period gross charge-offs	$—	$293	$335	$48	$44	$56	$—	$—	$776

	Loans As of December 31, 2022
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$159,769	$136,131	$138,171	$155,141	$61,823	$51,381	$117,237	$92,151	$911,804
Criticized - compromised	559	265	—	—	24	31	—	450	1,329
Classified - substandard	—	—	6,001	—	—	124	—	24,629	30,754
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$160,328	$136,396	$144,172	$155,141	$61,847	$51,536	$117,237	$117,230	$943,887
Current-period gross charge-offs	$—	$—	$—	$—	$73	$—	$—	$—	$73

Commercial real estate: improved property
Risk rating:
Pass	$1,082,984	$620,205	$613,663	$528,004	$371,880	$1,551,478	$72,327	$99,594	$4,940,135
Criticized - compromised	10,554	354	2,877	7,659	13,551	85,332	1,066	—	121,393
Classified - substandard	—	658	275	15,489	9,761	29,712	34	—	55,929
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$1,093,538	$621,217	$616,815	$551,152	$395,192	$1,666,522	$73,427	$99,594	$5,117,457
Current-period gross charge-offs	$—	$—	$128	$100	$3	$564	$—	$—	$795

Commercial and industrial
Risk rating:
Pass	$280,510	$184,805	$116,890	$72,142	$103,660	$232,062	$526,025	$22,206	$1,538,300
Criticized - compromised	917	1,192	270	8,278	264	2,524	7,654	4,124	25,223
Classified - substandard	93	3,209	976	2,157	97	2,854	1,066	5,420	15,872
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$281,520	$189,206	$118,136	$82,577	$104,021	$237,440	$534,745	$31,750	$1,579,395
Current-period gross charge-offs	$—	$16	$234	$275	$70	$182	$—	$291	$1,068

Residential real estate
Loan delinquency:
Current	$541,659	$556,928	$211,496	$97,160	$52,135	$478,977	$—	$190,740	$2,129,095
30-59 days past due	—	—	—	—	—	853	—	—	853
60-89 days past due	—	442	349	65	—	2,680	—	—	3,536
90 days or more past due	—	—	—	285	119	6,654	—	42	7,100
Total	$541,659	$557,370	$211,845	$97,510	$52,254	$489,164	$—	$190,782	$2,140,584
Current-period gross charge-offs	$—	$—	$—	$—	$6	$494	$—	$—	$500

Home equity
Loan delinquency:
Current	$10,718	$1,459	$1,133	$1,774	$1,088	$25,203	$644,430	$957	$686,762
30-59 days past due	80	61	180	67	34	1,165	2,260	38	3,885
60-89 days past due	—	15	—	50	88	458	—	10	621
90 days or more past due	—	—	572	93	257	2,425	16	434	3,797
Total	$10,798	$1,535	$1,885	$1,984	$1,467	$29,251	$646,706	$1,439	$695,065
Current-period gross charge-offs	$—	$—	$—	$—	$—	$310	$—	$48	$358

Consumer
Loan delinquency:
Current	$84,817	$36,123	$25,071	$25,535	$8,488	$16,337	$25,755	$27	$222,153
30-59 days past due	980	937	488	159	98	217	31	—	2,910
60-89 days past due	184	293	94	47	29	57	—	—	704
90 days or more past due	183	208	69	32	2	79	—	—	573
Total	$86,164	$37,561	$25,722	$25,773	$8,617	$16,690	$25,786	$27	$226,340
Current-period gross charge-offs	$769	$1,237	$624	$333	$186	$326	$—	$1	$3,476

The following table summarizes other real estate owned and repossessed assets included in other assets:

	March 31,	December 31,
(unaudited, in thousands)	2023	2022
Other real estate owned	$1,475	$1,397
Repossessed assets	79	89
Total other real estate owned and repossessed assets	$1,554	$1,486

Residential real estate included in other real estate owned was $0.1 million and $0 at March 31, 2023 and at December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, formal foreclosure proceedings were in process on residential real estate loans totaling $5.3 million and $4.9 million, respectively.

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of March 31, 2023 and December 31, 2022, Wesbanco had 169 and 159 customer interest rate swaps and caps with an aggregate notional amount of $1.1 billion and $0.9 billion, respectively, related to this program. Wesbanco recognized income for the related swap and cap fees of $1.8 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of March 31, 2023 and December 31, 2022, Wesbanco had 17 and 16 risk participation-in agreements with an aggregate notional amount of $195.1 million and $187.8 million, respectively. As of March 31, 2023 and December 31, 2022, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $9.5 million and $9.6 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $40.0 million and $14.5 million at March 31, 2023 and December 31, 2022, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$1,074,644	$65,789	$65,668	$936,834	$75,840	$74,683
Other contracts:
Interest rate lock commitments	26,582	144	—	10,071	—	43
Forward TBA contracts	40,000	—	148	14,500	53	—
Total derivatives		$65,933	$65,816		$75,893	$74,726

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three months ended March 31, 2023 and 2022, respectively.

		For the Three Months Ended March 31,
(unaudited, in thousands)	Location of Gain/(Loss)	2023	2022
Interest rate swaps and caps	Other income	$(1,039)	$1,461
Interest rate lock commitments	Mortgage banking income	187	(318)
Forward TBA contracts	Mortgage banking income	(189)	1,443
Total		$(1,041)	$2,586

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. If Wesbanco had breached any of these provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties. In certain market situations, Wesbanco can also request collateral from the derivative counterparties. Due to the recent rise in interest rates, as of March 31, 2023, Wesbanco is holding collateral from various derivative counterparties with a market value of $27.6 million.

NOTE 6. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2023	2022
Service cost – benefits earned during year	$350	$540
Interest cost on projected benefit obligation	1,554	1,013
Expected return on plan assets	(2,750)	(2,853)
Amortization of prior service cost	(9)	(8)
Amortization of net loss	223	125
Net periodic pension income	$(632)	$(1,183)

The service cost of $0.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, is included in salaries and wages, and periodic pension income of $1.0 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively, is included in employee benefits.

The Plan covers all employees of Wesbanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution is not required for 2023, and Wesbanco currently does not expect to make a voluntary contribution to the Plan in 2023.

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

Collateral dependent loans: Collateral dependent loans are carried at the amortized cost basis less the specific allowance calculated under the Current Expected Credit Losses Accounting Standard. Collateral dependent loans are calculated using a cost basis approach or collateral value approach.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

		March 31, 2023
		Fair Value Measurements Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2023	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$11,843	$11,843	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	223,435	—	223,435	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,818,250	—	1,818,250	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	325,740	—	325,740	—
Obligations of states and political subdivisions	83,790	—	82,596	1,194
Corporate debt securities	14,781	—	14,781	—
Total available-for-sale debt securities	$2,465,996	$—	$2,464,802	$1,194
Loans held for sale	12,722	—	12,722	—
Other assets - interest rate swaps	65,789	—	65,789	—
Total assets recurring fair value measurements	$2,556,350	$11,843	$2,543,313	$1,194
Other liabilities - interest rate swaps	$65,668	$—	$65,668	$—
Total liabilities recurring fair value measurements	$65,668	$—	$65,668	$—
Nonrecurring fair value measurements
Collateral dependent loans	$—	$—	$—	$—
Other real estate owned and repossessed assets	1,554	—	—	1,554
Total nonrecurring fair value measurements	$1,554	$—	$—	$1,554

		December 31, 2022
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2022	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$11,506	$11,506	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	225,970	—	225,970	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,846,053	—	1,846,053	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	349,731	—	349,731	—
Obligations of states and political subdivisions	92,228	—	91,049	1,179
Corporate debt securities	15,158	—	15,158	—
Total available-for-sale debt securities	$2,529,140	$—	$2,527,961	$1,179
Loans held for sale	8,249	—	8,249	—
Other assets - interest rate swaps	75,840	—	75,840	—
Total assets recurring fair value measurements	$2,624,735	$11,506	$2,612,050	$1,179
Other liabilities - interest rate swaps	$74,683	$—	$74,683	$—
Total liabilities recurring fair value measurements	$74,683	$—	$74,683	$—
Nonrecurring fair value measurements
Collateral dependent loans	$878	$—	$—	$878
Other real estate owned and repossessed assets	1,486	—	—	1,486
Total nonrecurring fair value measurements	$2,364	$—	$—	$2,364

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between level 1, 2 or 3 for the three months ended March 31, 2023 or for the year ended December 31, 2022.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
March 31, 2023
Collateral dependent loans	$—	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(0.0%)/(0.0%)
Other real estate owned and repossessed assets	$1,554	Appraisal of collateral (1), (3)
December 31, 2022
Collateral dependent loans	$878	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	$1,486	Appraisal of collateral (1), (3)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			March 31, 2023
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$597,503	$597,503	$597,503	$—	$—
Equity securities	11,843	11,843	11,843	—	—
Available-for-sale debt securities	2,465,996	2,465,996	—	2,464,802	1,194
Net held-to-maturity debt securities	1,239,035	1,107,685	—	1,107,364	321
Net loans	10,769,990	10,569,333	—	—	10,569,333
Loans held for sale	12,722	12,722	—	12,722	—
Other assets - interest rate swaps	65,789	65,789	—	65,789	—
Accrued interest receivable	69,232	69,232	69,232	—	—

Financial Liabilities
Deposits	12,873,196	12,865,332	11,989,050	876,282	—
Federal Home Loan Bank borrowings	1,280,000	1,281,186	—	1,281,186	—
Other borrowings	111,176	102,947	102,947	—	—
Subordinated debt and junior subordinated debt	281,629	260,525	—	260,525	—
Other liabilities - interest rate swaps	65,668	65,668	—	65,668	—
Accrued interest payable	7,669	7,669	7,669	—	—

			Fair Value Measurements at
			December 31, 2022
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$408,411	$408,411	$408,411	$—	$—
Equity securities	11,506	11,506	11,506	—	—
Available-for-sale debt securities	2,529,140	2,529,140	—	2,527,961	1,179
Net held-to-maturity debt securities	1,248,409	1,084,390	—	1,084,071	319
Net loans	10,584,938	9,487,038	—	—	9,487,038
Loans held for sale	8,249	8,249	—	8,249	—
Other assets - interest rate swaps	75,840	75,840	—	75,840	—
Accrued interest receivable	68,522	68,522	68,522	—	—

Financial Liabilities
Deposits	13,131,090	13,142,943	12,245,272	897,671	—
Federal Home Loan Bank borrowings	705,000	705,094	—	705,094	—
Other borrowings	135,069	122,926	122,926	—	—
Subordinated debt and junior subordinated debt	281,404	258,631	—	258,631	—
Other liabilities - interest rate swaps	74,683	74,683	—	74,683	—
Accrued interest payable	4,593	4,593	4,593	—	—

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three months ended March 31, 2023 and 2022, respectively:

	Point of Revenue	For the Three Months Ended March 31,
(unaudited, in thousands)	Recognition	2023	2022
Revenue Streams
Trust fees
Trust account fees	Over time	$5,605	$5,542
WesMark fees	Over time	1,889	2,293
Total trust fees		7,494	7,835
Service charges on deposits
Commercial banking fees	Over time	609	568
Personal service charges	At a point in time and over time	5,561	5,522
Total service charges on deposits		6,170	6,090
Net securities brokerage revenue
Annuity commissions	At a point in time	2,046	1,582
Equity and debt security trades	At a point in time	—	57
Managed money	Over time	283	327
Trail commissions	Over time	247	254
Total net securities brokerage revenue		2,576	2,220

Payment processing fees (1)	At a point in time and over time	871	741
Electronic banking fees	At a point in time	4,605	5,345
Mortgage banking income	At a point in time	426	1,923
Net gain (loss) on other real estate owned and other assets (2)	At a point in time and over time	232	(806)

(1)
Included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606. There were no gains or losses recorded in the current period; however, losses of $1.2 million were recorded for the three months ended March 31, 2022.

NOTE 9. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the three months ended March 31, 2023 and 2022 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2022	$(535)	$(261,881)	$(262,416)
Other comprehensive loss before reclassifications	—	27,828	27,828
Amounts reclassified from accumulated other comprehensive loss	75	114	189
Period change	75	27,942	28,017
Balance at March 31, 2023	$(460)	$(233,939)	$(234,399)

Balance at December 31, 2021	$(398)	$(4,722)	$(5,120)
Other comprehensive loss before reclassifications	—	(106,247)	(106,247)
Amounts reclassified from accumulated other comprehensive loss	54	1	55
Period change	54	(106,246)	(106,192)
Balance at March 31, 2022	$(344)	$(110,968)	$(111,312)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2023 and 2022:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2023	2022
Debt securities available-for-sale (1):
Net securities losses reclassified into earnings	$151	$2	Net securities gains (Non-interest income)
Related income tax benefit ⁽²⁾	(37)	(1)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	114	1

Defined benefit plans (3):
Amortization of net loss and prior service costs	98	72	Employee benefits (Non-interest expense)
Related income tax benefit ⁽²⁾	(23)	(18)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	75	54
Total reclassifications for the period	$189	$55

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

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $9.1 million and $8.4 million at March 31, 2023 and December 31, 2022, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.3 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2023	2022
Lines of credit	$3,938,353	$3,806,398
Loans approved but not closed	548,801	398,204
Overdraft limits	391,322	380,143
Letters of credit	32,317	30,362
Contingent obligations and other guarantees	21,682	30,782

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 11. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $5.0 billion and $5.4 billion at March 31, 2023 and 2022, respectively. These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended March 31, 2023
Interest and dividend income	$160,555	$—	$160,555
Interest expense	36,223	—	36,223
Net interest income	124,332	—	124,332
Provision for credit losses	3,577	—	3,577
Net interest income after provision for credit losses	120,755	—	120,755
Non-interest income	20,159	7,494	27,653
Non-interest expense	91,617	4,508	96,125
Income before provision for income taxes	49,297	2,986	52,283
Provision for income taxes	9,315	627	9,942
Net income	39,982	2,359	42,341
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$37,451	$2,359	$39,810

For The Three Months Ended March 31, 2022
Interest and dividend income	$112,174	$—	$112,174
Interest expense	4,463	—	4,463
Net interest income	107,711	—	107,711
Provision for credit losses	(3,438)	—	(3,438)
Net interest income after provision for credit losses	111,149	—	111,149
Non-interest income	22,547	7,835	30,382
Non-interest expense	83,225	4,323	87,548
Income before provision for income taxes	50,471	3,512	53,983
Provision for income taxes	9,121	738	9,859
Net income	41,350	2,774	44,124
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$38,819	$2,774	$41,593

Total non-fiduciary assets of the trust and investment services segment were $3.3 million (including $1.1 million of trust customer intangibles) and $3.5 million (including $1.3 million of trust customer intangibles) at March 31, 2023 and 2022, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three months ended March 31, 2023. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2022 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 194 branches and 185 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2023 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2022 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for the first quarter of 2023 was $39.8 million, with diluted earnings per share of $0.67, compared to $41.6 million or $0.68 per diluted share, respectively, for the first quarter of 2022. Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses, for the three months ended March 31, 2023, was $42.3 million or $0.71 per diluted share, as compared to $42.9 million or $0.70 per diluted share, respectively, in the prior year quarter (non-GAAP measures).

	For the Three Months Ended March 31,
	2023		2022
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (Non-GAAP)(1)	$42,301	$0.71	$42,851	$0.70
Less: After-tax restructuring and merger-related expenses	(2,491)	(0.04)	(1,258)	(0.02)
Net income available to common shareholders (GAAP)	$39,810	$0.67	$41,593	$0.68
(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income increased $16.6 million or 15.4% in the first quarter of 2023 compared to the same quarter of 2022, due to the 425 basis point increase in the federal funds rate through February 2023. Higher yields in all earning asset categories, due to the repricing of existing loans and higher investment rates offered in the current market environment, resulted in a 41 basis point increase in the net interest margin in the first quarter of 2023 as compared to the first quarter of 2022. Over the same time period, the yield on earning assets increased by a total of 125 basis points while the cost of interest bearing liabilities increased 133 basis points. Average loan balances increased by 10.7% from the first quarter of 2022, mainly attributable to higher new loan demand, partially offset by forgiveness of PPP loans and higher levels of commercial real estate loan payoffs, while average securities increased by 1.0% over the same time period due to investment purchases occurring in the first half of 2022. Average deposits decreased 5.8% over the same time period as a result of interest rate and inflationary pressures and rising costs across the economy. Accretion from prior acquisitions benefited the first quarter 2023 net interest margin by 4 basis points, as compared to 8 basis points in the prior year period.

Loan growth and slower prepayment speeds resulted in a provision of $3.6 million in the first quarter of 2023, as compared to a negative provision of $3.4 million in the first quarter of 2022. Annualized net loan charge-offs, as a percentage of average portfolio loans, were 0.07% and 0.00% for the first quarter of 2023 and 2022, respectively.

For the first quarter of 2023, non-interest income decreased $2.7 million or 9.0% compared to the first quarter of 2022, driven primarily by lower bank-owned life insurance and mortgage banking income, which decreased by $1.9 million and $1.5 million, respectively, from the first quarter of 2022. Bank-owned life insurance decreased due to $1.9 million of death benefits received in the first quarter of 2022, compared to none in the first quarter of 2023. Mortgage banking income decreased due to a reduction in residential mortgage originations, primarily driven by the higher interest rate environment and retention of more residential mortgages on the balance sheet as production continues to migrate towards shorter-term adjustable rate mortgage products. First quarter 2023 mortgage originations decreased by 40.3% from the first quarter of 2022. New commercial swap fees, which are recorded in other income, increased $1.7 million from the prior year period to $1.8 million, while associated fair market value adjustments totaled negative $1.0 million during the first quarter, as compared to a positive $1.5 million last year.

Non-interest expense, excluding restructuring and merger-related expenses, increased in the first quarter of 2023 by $7.0 million or 8.2%, to $93.0 million, compared to the first quarter of 2022. Salaries and wages increased $3.0 million or 7.7% from the first quarter of 2022 to the first quarter of 2023 due to higher staffing levels, mostly revenue-producing positions, and normal merit increases. Employee benefits expense increased $2.9 million from last year's first quarter due to higher staffing levels, increased pension expense and higher health insurance contributions. FDIC insurance expense increased by $1.4 million in the first quarter of 2023 from the first quarter of 2022 due to the two basis point increase in the minimum rate for all banks.

During the first quarter of 2023, the effective tax rate was 19.0% as compared to 18.3% in last year’s first quarter, and the provision for income taxes increased by $0.1 million over the same time period. The increase in the effective tax rate from last year's first quarter is attributable to lower bank-owned life insurance income in 2023 as compared to 2022.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2023	2022
Net interest income	$124,332	$107,711
Taxable equivalent adjustment to net interest income	1,273	1,155
Net interest income, fully taxable equivalent	$125,605	$108,866
Net interest spread, non-taxable equivalent	2.77%	2.85%
Benefit of net non-interest bearing liabilities	0.56%	0.07%
Net interest margin	3.33%	2.92%
Taxable equivalent adjustment	0.03%	0.03%
Net interest margin, fully taxable equivalent	3.36%	2.95%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $16.6 million or 15.4% in the first quarter of 2023 compared to the first quarter of 2022, due to a 41 basis point increase in the net interest margin to 3.36% resulting from the 425 basis point increase in the federal funds rate from April 2022 through February 2023, as the yield on earning assets increased at a faster rate than the rate on interest bearing liabilities, slightly offset by lower purchase accounting accretion. Portfolio loans increased by 11.9% from March 31, 2022, due to higher new loan demand and internal initiatives to improve lending efficiencies. Total purchase accounting accretion continued to decrease in the first quarter of 2023 as compared to the first quarter of 2022, as approximately 4 basis points of accretion from prior acquisitions was included in the first quarter 2023 net interest margin as compared to 8 basis points in the 2022 first quarter net interest margin. Total average deposits, excluding CDs, decreased in the first quarter of 2023 by $396.3 million or 3.2% compared to the first quarter of 2022. The cost of interest bearing deposits increased by 88 basis points and the cost of total interest bearing liabilities increased by 133 basis points from the first quarter of 2022 to the first quarter of 2023. The increase in the cost is primarily due to rate increases for interest bearing deposits in response to the general increase in overall borrowing rates in the marketplace resulting from the previously mentioned federal fund rate increases in 2022 and 2023.

Interest income increased $48.4 million or 43.1% in the first quarter of 2023 compared to the same period of 2022 due to the 425 basis point federal funds rate increases between April of 2022 and February of 2023. Earning asset yields were influenced positively as market rates started to increase in the second half of 2022 and first quarter of 2023. Average loan balances increased $1.0 billion or 10.7% in the first quarter of 2023 compared to the first quarter of 2022, while loan yields increased by 114 basis points during this same period to 5.03% due to the previously mentioned rising rate environment and its effect on the repricing of portfolio loans, as well as higher offered rates on new loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the first quarter of 2023, average loans represented 70.8% of average earning assets, an increase from 65.0% in the first quarter of 2022. Average total securities balances increased $40.1 million or 1.0% from the first quarter of 2022, and represented 27.0% of total earning assets in the first quarter of 2023. Taxable securities yields increased by 63 basis points in the first quarter of 2023 from the first quarter of 2022 due to the increased rate environment for this type of security. Tax-exempt securities yields, which are the highest yields within total securities, remained relatively flat with an increase of 1 basis point from the first quarter of 2022 to the first quarter of 2023.

Interest expense increased $31.8 million in the first quarter of 2023 as compared to the same period in 2022, due to the timing of the previously mentioned federal funds rate increases and their effect on the costs of deposits and borrowings. The cost of interest bearing liabilities increased by 133 basis points from the first quarter of 2022 to 1.52% in the first quarter of 2023. Average interest bearing deposits decreased $791.7 million or 8.7% from the first quarter of 2022, due specifically to an 11.0% decrease in average interest bearing demand deposits, a 9.6% decrease in average money market accounts, and a 31.2% decrease in average certificates of deposit. The rate on interest bearing deposits increased 88 basis points to 1.00% from the first quarter of 2022, primarily from increases in rates on interest bearing public funds, money market funds and savings deposits, which were previously near their floors. Average non-interest bearing demand deposit balances increased from the first quarter of 2022 to the first quarter of 2023 by $3.4 million or 0.1%, and were 35.6% of total average deposits at March 31, 2023, compared to 33.5% at March 31, 2022, reflecting customers’ preferences and ongoing checking account marketing strategies. The average balance of FHLB borrowings increased $790.0 million from the first quarter of 2022 to 2023, due to increased loan funding demand. Average repurchase agreements combined with subordinated debt and junior subordinated debt balances increased $108.8 million or 35.8% from the first quarter of 2022 to 2023, due primarily to the subordinated debt issuance late in the first quarter of 2022.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended March 31,
	2023		2022
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$279,448	4.29%	$1,161,218	0.16%
Loans, net of unearned income (1)	10,750,132	5.03%	9,712,085	3.89%
Securities: (2)
Taxable	3,302,081	2.34%	3,333,379	1.72%
Tax-exempt (3)	800,804	3.07%	729,380	3.06%
Total securities	4,102,885	2.49%	4,062,759	1.96%
Other earning assets	45,879	2.82%	15,446	3.81%
Total earning assets (3)	15,178,344	4.32%	14,951,508	3.07%
Other assets	1,792,210		2,041,090
Total Assets	$16,970,554		$16,992,598

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$3,029,944	1.49%	$3,403,499	0.10%
Money market accounts	1,632,738	1.06%	1,806,719	0.07%
Savings deposits	2,774,741	0.58%	2,626,962	0.04%
Certificates of deposit	862,703	0.57%	1,254,603	0.41%
Total interest bearing deposits	8,300,126	1.00%	9,091,783	0.12%
Federal Home Loan Bank borrowings	970,000	4.72%	180,024	1.30%
Repurchase agreements	131,186	1.29%	156,167	0.12%
Subordinated debt and junior subordinated debt	281,483	5.68%	147,709	3.22%
Total interest bearing liabilities (4)	9,682,795	1.52%	9,575,683	0.19%
Non-interest bearing demand deposits	4,580,164		4,576,749
Other liabilities	249,528		184,359
Shareholders’ equity	2,458,067		2,655,807
Total Liabilities and Shareholders’ Equity	$16,970,554		$16,992,598
Taxable equivalent net interest spread		2.80%		2.88%
Taxable equivalent net interest margin		3.36%		2.95%

(1)
Gross of allowance for credit losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $0.4 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $1.3 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $0.2 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended March 31, 2023
	Compared to March 31, 2022
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(597)	$3,100	$2,503
Loans, net of unearned income	10,733	29,552	40,285
Taxable securities	(134)	5,108	4,974
Tax-exempt securities (1)	541	23	564
Other earning assets	220	(47)	173
Total interest income change (1)	10,763	37,736	48,499
Increase (decrease) in interest expense:
Interest bearing demand deposits	(99)	10,394	10,295
Money market accounts	(34)	3,965	3,931
Savings deposits	16	3,720	3,736
Certificates of deposit	(465)	395	(70)
Federal Home Loan Bank borrowings	6,689	4,036	10,725
Repurchase agreements	(9)	379	370
Subordinated debt and junior subordinated debt	1,501	1,272	2,773
Total interest expense change	7,599	24,161	31,760
Net interest income change (1)	$3,164	$13,575	$16,739

(1)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net (charge-offs) recoveries have been (deducted) added to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The provision for credit losses - loans and loan commitments increased to $3.6 million in the first quarter of 2023 compared to a negative provision of $3.4 million in the first quarter of 2022. While the provision increased year-over-year, the $3.6 million provision in the first quarter of 2023 was a result of an increase to the bank’s quantitative results and interest rate risk. Non-performing loans were 0.36% of total loans as of March 31, 2023, decreasing from 0.38% of total loans at the end of the first quarter of 2022. Criticized and classified loans were 1.60% of total loans as of March 31, 2023, decreasing from 3.68% as of March 31, 2022, primarily due to risk rating improvements. Past due loans at March 31, 2023 were 0.16% of total loans, compared to 0.35% at March 31, 2022. Annualized net loan charge-offs increased to 0.07% for the three months ended March 31, 2023 compared to 0.00% for the three months ended March 31, 2022. (Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2023	2022	$ Change	% Change
Trust fees	$7,494	$7,835	$(341)	(4.4)
Service charges on deposits	6,170	6,090	80	1.3
Electronic banking fees	4,605	5,345	(740)	(13.8)
Net securities brokerage revenue	2,576	2,220	356	16.0
Bank-owned life insurance	1,959	3,881	(1,922)	(49.5)
Net securities gains (losses)	145	(650)	795	122.3
Mortgage banking income	426	1,923	(1,497)	(77.8)
Net insurance services revenue	791	1,026	(235)	(22.9)
Payment processing fees	871	742	129	17.4
Net gain (loss) on other real estate owned and other assets	232	(806)	1,038	128.8
Net swap fee and valuation income	799	1,617	(818)	(50.6)
Other	1,585	1,159	426	36.8
Total non-interest income	$27,653	$30,382	$(2,729)	(9.0)

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 18.2% of total revenue for the three months ended March 31, 2023. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the first quarter of 2023, non-interest income decreased $2.7 million or 9.0% compared to the first quarter of 2022, primarily due to a $1.9 million decrease in bank-owned life insurance, a $1.5 million decrease in mortgage banking income, a $0.8 million decrease in net swap fee and valuation income and a $0.7 million decrease in electronic banking fees. The decreases were somewhat offset by a $1.0 million increase in net gain (loss) on other real estate owned and other assets and a $0.8 million increase in net securities gains (losses).

Trust fees decreased $0.3 million or 4.4% compared to the first quarter of 2022, due to market value declines. Total trust assets were $5.0 billion at March 31, 2023 as compared to $5.4 billion at March 31, 2022. As of March 31, 2023, trust assets include managed assets of $4.0 billion and non-managed (custodial) assets of $1.0 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.8 billion and $1.0 billion as of March 31, 2023 and March 31, 2022, respectively, and are included in managed assets.

Bank-owned life insurance decreased $1.9 million or 49.5% compared to the first quarter of 2022 due to a decrease in mortality-related benefits received in the first quarter of 2023. No mortality-related benefits were received in the first quarter of 2023.

Net securities gains (losses) include both gains and losses on investment security transactions as well as market value adjustments on the Company's deferred compensation plan. For the three months ended March 31, 2023, net securities gains (losses) increased $0.8 million compared to the same period of 2022, due to a $0.2 million increase in market adjustments on the deferred compensation plan in the first quarter of 2023 as compared to a $0.5 million decrease in the first quarter of 2022. These market adjustments had an offsetting effect in employee benefits expense.

Mortgage banking income decreased $1.5 million or 77.8% in the first quarter of 2023 compared to the first quarter of 2022, as mortgage originations decreased due to the current market environment. Wesbanco retained more 1-to-4 family mortgages on the balance sheet as production continues to migrate towards shorter-term adjustable rate mortgage products. For the first quarter of 2023, mortgage production was $161.7 million, which decreased by 40.3% from the first quarter of 2022. For the three months ended March 31, 2023, $39.9 million in mortgages were sold into the secondary market at a net margin of 1.1% as compared to $78.7 million at a net margin of 2.4% in the comparable 2022 period. Included in mortgage banking income and the calculation of net margin noted above are gains of $28 thousand and $0.8 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended March 31, 2023 and 2022, respectively.

Net gain (loss) on other real estate owned and other assets increased $1.0 million or 128.8% in the three months ended March 31, 2023 as compared to the same period in 2022, due mostly to a negative market value adjustment of $1.2 million recorded in the first quarter of 2022 on an investment made by Wesbanco’s CDC in a start-up firm more than ten years ago that was acquired by a public company in 2021. This investment was sold later in 2022.

Net swap fee and valuation income, which includes fair value adjustments, decreased $0.8 million in the first quarter of 2023 compared to the first quarter of 2022, due to negative fair value adjustments on the swap portfolio in 2023 as compared to 2022. For the three months ended March 31, 2023, new swaps executed totaled $162.6 million in notional principal, resulting in $1.8 million of fee income, compared to new swaps executed of $7.4 million in notional principal resulting in $0.2 million of fee income for the three months ended March 31, 2022. Fair value adjustments on existing swaps for the three months ended March 31, 2023 were a negative $1.0 million as compared to a positive $1.5 million for the three months ended March 31, 2022.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2023	2022	$ Change	% Change
Salaries and wages	$41,952	$38,937	$3,015	7.7
Employee benefits	12,060	9,158	2,902	31.7
Net occupancy	6,643	7,234	(591)	(8.2)
Equipment and software	9,063	8,011	1,052	13.1
Marketing	2,325	2,421	(96)	(4.0)
FDIC insurance	2,884	1,522	1,362	89.5
Amortization of intangible assets	2,301	2,598	(297)	(11.4)
Restructuring and merger-related expenses	3,153	1,593	1,560	97.9
Franchise and other miscellaneous taxes	2,897	2,995	(98)	(3.3)
Consulting, regulatory, accounting and advisory fees	2,698	3,687	(989)	(26.8)
ATM and electronic banking interchange expenses	1,627	1,419	208	14.7
Supplies and postage	2,065	2,088	(23)	(1.1)
Legal fees	471	935	(464)	(49.6)
Communications	1,430	1,066	364	34.1
Other real estate owned and foreclosure expenses	94	258	(164)	(63.6)
Other	4,462	3,626	836	23.1
Total non-interest expense	$96,125	$87,548	$8,577	9.8

Non-interest expense in the first quarter of 2023 increased $8.6 million or 9.8% as compared to the same quarter in 2022, principally from a $3.0 million increase in salaries and wages, a $2.9 million increase in employee benefits, a $1.6 million increase in restructuring and merger-related expenses, a $1.4 million increase in FDIC insurance expense and a $1.1 million increase in equipment and software expense. These increases were slightly offset by a $1.0 million decrease in consulting, regulatory, accounting and advisory fees and a $0.6 million decrease in net occupancy. Excluding restructuring and merger-related expenses, non-interest expense increased $7.0 million or 8.2% from the first quarter of 2022 to the first quarter of 2023.

Salaries and wages increased $3.0 million or 7.7% in the first quarter of 2023 as compared to the first quarter of 2022 due to higher salary expense related to higher staffing levels in revenue-producing positions, and normal merit increases. Average full time equivalent employees increased by 2.0% from the first quarter of 2022 to the first quarter of 2023 due to targeted hiring of loan officers.

Employee benefits expense increased by $2.9 million or 31.7% in the first quarter of 2023 as compared to the first quarter of 2022. This increase was due to a $0.6 million increase in deferred compensation plan expense, which relates to the increase in the market value of the underlying investments, a $0.7 million increase in pension expense, a $0.8 million increase in health insurance contributions and increases in other employee benefits categories due to the increase in FTEs.

Equipment and software costs increased $1.1 million or 13.1% in the first quarter of 2023 as compared to the first quarter of 2022, due primarily to general inflationary cost increases for existing service agreements as well as the planned upgrade to one-third of Wesbanco's ATM fleet with the latest technology.

FDIC insurance expense increased $1.4 million or 89.5% in the first quarter of 2023 as compared to the first quarter of 2022 due primarily to the two basis point increase in the minimum FDIC assessment rate for all banks.

Restructuring and merger-related expenses in the first quarter of 2023 totaled $3.2 million, an increase of $1.6 million as compared to the first quarter of 2022. The expenses in both periods consisted of fixed asset writedowns and lease termination expenses associated with the closure of branches and back-office buildings as a result of the continued execution of the branch optimization strategy.

Consulting, regulatory, accounting and advisory fees decreased $1.0 million or 26.8% from the first quarter of 2022 to the first quarter of 2023, due particularly to decreases in regulatory examination fees and consulting fees.

INCOME TAXES

The provision for income taxes was $9.9 million for the three months ended March 31, 2023, which is a $0.1 million increase compared to the provision for the three months ended March 31, 2022. The increase in the provision for income taxes is due to an increase in the effective tax rate from 18.3% in the first quarter of 2022 to 19.0% in the first quarter of 2023. This increase is attributable to lower bank-owned life insurance income in 2023 as compared to 2022.

FINANCIAL CONDITION

Total assets and shareholders’ equity each increased 2.0%, while total deposits decreased 2.0% compared to December 31, 2022. Total securities decreased $72.2 million or 1.9% from December 31, 2022 to March 31, 2023, primarily driven by $74.1 million in paydowns on securities and $20.5 million in security sales, partially offset by a $36.8 million improvement in the unrealized loss position of the available-for-sale securities portfolio. Total portfolio loans increased $186.0 million or 1.7% as new originations outpaced pay downs. Deposits decreased $257.9 million, or 2.0% from December 31, 2022, as decreases of 0.2%, 3.0% and 3.9% in certificates of deposit, demand deposits and money market deposits, respectively, were partially offset by increase of 1.6% in savings deposits. The overall decrease in transaction-based accounts is primarily attributable to inflationary pressure and rising costs across the country causing a decrease in personal savings. Deposits declined by approximately $360 million early during the quarter and remained flat through February and March. Deposits were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. The balance in certificates of deposit is virtually unchanged from December 31, 2022. Total borrowings increased 49.2% or $551.3 million during the first three months of 2023, which was primarily due to $575.0 million in new FHLB advances and partially offset by a $23.9 million decrease in other short-term borrowings. Total shareholders’ equity increased approximately $48.8 million or 2.0%, compared to December 31, 2022, primarily due to a $28.0 million increase in other comprehensive income, and net income exceeding cash dividends for the period by $19.2 million.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2023	2022	Change ($)	Change (%)
Equity securities (at fair value)	$11,843	$11,506	$337	2.9
Available-for-sale debt securities (at fair value)
U.S. Government sponsored entities and agencies	223,435	225,970	(2,535)	(1.1)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,818,250	1,846,053	(27,803)	(1.5)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	325,740	349,731	(23,991)	(6.9)
Obligations of states and political subdivisions	83,790	92,228	(8,438)	(9.1)
Corporate debt securities	14,781	15,158	(377)	(2.5)
Total available-for-sale debt securities	$2,465,996	$2,529,140	$(63,144)	(2.5)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$4,257	$4,357	$(100)	(2.3)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	44,054	45,909	(1,855)	(4.0)
Obligations of states and political subdivisions	1,170,586	1,177,986	(7,400)	(0.6)
Corporate debt securities	20,350	20,377	(27)	(0.1)
Total held-to-maturity debt securities	1,239,247	1,248,629	(9,382)	(0.8)
Total securities	$3,717,086	$3,789,275	$(72,189)	(1.9)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.26%	2.23%
As a % of total securities	66.7%	67.0%
Weighted average life (in years)	6.8	6.7
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	2.97%	2.96%
As a % of total securities	33.3%	33.0%
Weighted average life (in years)	8.9	9.5
Total securities:
Weighted average yield at the respective period end (2)	2.48%	2.45%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	7.5	7.6

(1)
At March 31, 2023 and December 31, 2022, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $72.2 million or 1.9% from December 31, 2022 to March 31, 2023. Through the first three months of the year, the available-for-sale portfolio decreased by $63.1 million or 2.5%, primarily due to $72.1 million in paydowns, $20.5 million in sales and $5.7 million in maturities and calls, partially offset by a decrease of $36.8 million in unrealized losses. The held-to-maturity portfolio decreased by $9.4 million or 0.8% due to maturities of municipal securities. The weighted average yield of the portfolio increased 3 basis points from 2.45% at December 31, 2022 to 2.48% at March 31, 2023, primarily due to increases in the indices tied to variable rate securities.

Total gross unrealized securities losses decreased $68.5 million from $510.7 million at December 31, 2022 to $442.2 million at March 31, 2023. The decrease in unrealized losses from December 31, 2022 was due to the decrease in market rates in 2023 to date, causing market prices to increase slightly on the portfolio. Wesbanco did not allocate any allowance for credit losses to the unrealized losses on available-for-sale debt securities at March 31, 2023. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2023 and December 31, 2022 were $233.9 million and $261.8 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $131.6 million at March 31, 2023, compared to $164.2 million at December 31, 2022. With approximately 33% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $9.3 million and $9.5 million as of March 31, 2023 and December 31, 2022, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

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

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2023		December 31, 2022
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$731,173	6.7	$943,887	8.8
Improved property	5,466,671	50.2	5,117,457	47.8
Total commercial real estate	6,197,844	56.9	6,061,344	56.6
Commercial and industrial	1,519,808	13.9	1,579,395	14.7
Residential real estate	2,251,423	20.7	2,140,584	20.0
Home equity	692,001	6.3	695,065	6.5
Consumer	227,612	2.1	226,340	2.1
Total portfolio loans	10,888,688	99.9	10,702,728	99.9
Loans held for sale	12,722	0.1	8,249	0.1
Total loans	$10,901,410	100.0	$10,710,977	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $186.0 million from December 31, 2022, and have increased $1.2 billion or 11.9% over the last twelve months. The increase over the last twelve months was driven by a 15.8% growth in improved property loans due to increased originations and declining prepayment rates, as well as a 27.4% increase in residential real estate balances, which also stems from declining prepayment rates and construction advances, despite efforts to sell more loans into the secondary market. Land and construction loans declined by 14.8% as a large number of construction projects were completed and subsequently transferred to improved property loans, which further increased those balances. Home equity loans have increased 16.7% and commercial and industrial loans have increased 0.4% over the 12 month period, while consumer loans have decreased 18.8%.

Total loan commitments of $4.9 billion, including loans approved but not closed, increased $295.7 million or 6.4% from December 31, 2022 due primarily to increased availabilities under lines of credit and loans approved but not closed. The average line utilization percentage for the commercial portfolio was 32.6% for the three months ended March 31, 2023 compared to 34.7% for the three months ended December 31, 2022.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

Loans held for sale at both March 31, 2023 and December 31, 2022 are originated residential mortgages that are committed to be sold into the secondary market. Loans held for sale increased by $4.5 million or 54.2% from December 31, 2022 due to an increase in demand for fixed rate mortgages in the first quarter as mortgage rates declined slightly from December 31, 2022.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate - land and construction	$—	$112
Commercial real estate - improved property	18,200	16,254
Commercial and industrial	3,209	2,946
Residential real estate	12,837	13,695
Home equity	4,861	5,044
Consumer	109	134
Total non-accrual loans (1)	39,216	38,185
TDRs accruing interest (2):
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	—	347
Commercial and industrial	—	166
Residential real estate	—	2,362
Home equity	—	330
Consumer	—	25
Total TDRs accruing interest (1)	—	3,230
Total non-performing loans	$39,216	$41,415
Other real estate owned and repossessed assets	1,554	1,486
Total non-performing assets	$40,770	$42,901
Non-performing loans/total portfolio loans	0.36%	0.39%
Non-accrual loans/total portfolio loans	0.36%	0.36%
Non-performing assets/total assets	0.24%	0.25%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.37%	0.40%
(1)
Loans previously designated as TDRs that were also on non-accrual of $1.7 million are included in total non-accrual loans as of December 31, 2022.
(2)
TDRs no longer exist as of January 1, 2023 because of Wesbanco's adoption of ASU 2022-02.

As of the adoption of ASU 2022-02, non-performing loans consist only of non-accrual loans. Non-performing loans in prior periods also include loans that were previously designated as TDRs. Non-performing loans decreased $2.2 million or 5.3%, from December 31, 2022 due to this change. Non-accrual loans increased $1.0 million or 2.7%. (Please see the Notes to the Consolidated Financial Statements for additional discussion).

The following table presents past due and accruing loans excluding non-accruals:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUALS

(unaudited, dollars in thousands)	March 31, 2023	December 31, 2022
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$629
Commercial real estate - improved property	1,295	84
Commercial and industrial	645	1,586
Residential real estate	982	1,551
Home equity	1,154	1,063
Consumer	494	530
Total loans past due 90 days or more	4,570	5,443
Loans past due 30 to 89 days:
Commercial real estate - land and construction	168	910
Commercial real estate - improved property	1,217	2,459
Commercial and industrial	1,042	984
Residential real estate	4,008	3,582
Home equity	3,662	3,920
Consumer	2,823	3,584
Total loans past due 30 to 89 days	12,920	15,439
Total loans 30 days or more past due	$17,490	$20,882
Loans past due 90 days or more and accruing to total portfolio loans	0.04%	0.05%
Loans past due 30-89 days and accruing to total portfolio loans	0.12%	0.14%

Loans past due 30 days or more and accruing interest, excluding non-accruals, decreased $3.4 million or 16.2% from December 31, 2022. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due decreased $0.9 million and represented 0.04% and 0.05% of total portfolio loans at March 31, 2023 and December 31, 2022, respectively. Loans 30 to 89 days past due represented 0.12% of total portfolio loans at March 31, 2023 and 0.14% at December 31, 2022.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of March 31, 2023, the total allowance for credit losses – loans and commitments was $127.8 million, of which $118.7 million related to loans and $9.1 million related to loan commitments. The allowance for credit losses – loans was 1.09% of total portfolio loans as of March 31, 2023, compared to 1.10% as of December 31, 2022.

The allowance for credit losses– loans individually-evaluated decreased $0.8 million from December 31, 2022 to March 31, 2023. The population of individually-evaluated loans consisted primarily of one hotel loan and one office loan, with a total outstanding loan balance of $15.8 million. The allowance for loans collectively-evaluated increased from December 31, 2022 to March 31, 2023 by $1.7 million. The allowance for credit losses- loan commitments was $9.1 million at March 31, 2023 as compared to $8.4 million as of December 31, 2022, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of March 31, 2023, the forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.0%, and subsequently increase to an average of 4.5% over the remainder of the forecast period. Economic drivers of the quantitative model, including those for prepayment speed fluctuations, caused the allowance for credit losses - loans to increase from December 31, 2022 to March 31, 2023, by $0.9 million.

Criticized and classified loans were 1.60% of total portfolio loans at March 31, 2023, decreasing from 2.34% at December 31, 2022. Criticized and classified loans decreased from $250.5 million at December 31, 2022 to $173.8 million at March 31, 2023. The $76.7 million decline is primarily due to upgrades across the commercial loan portfolio. See Footnote 4, “Loans and the Allowance for Credit Losses” for more information.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	March 31, 2023	Percent of Total	December 31, 2022	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$5,148	4.0	$6,737	5.3
Commercial real estate - improved property	54,088	42.3	52,659	41.7
Commercial and industrial	28,571	22.4	31,540	25.0
Residential real estate	22,703	17.8	18,208	14.4
Home equity	4,197	3.3	4,234	3.4
Consumer	3,070	2.4	3,127	2.5
Deposit account overdrafts	921	0.7	1,285	1.0
Total allowance for credit losses - loans	$118,698	92.9	$117,790	93.3
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$5,974	4.7	$6,025	4.8
Commercial real estate - improved property	—	—	—	0.0
Commercial and industrial	797	0.6	—	0.0
Residential real estate	2,205	1.7	2,215	1.8
Home equity	151	0.1	128	0.1
Consumer	—	0.0	—	0.0
Total allowance for credit losses - loan commitments	9,127	7.1	8,368	6.7
Total allowance for credit losses - loans and loan commitments	$127,825	100.0	$126,158	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at March 31, 2023.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Deposits
Non-interest bearing demand	$4,478,954	$4,700,438	$(221,484)	(4.7)
Interest bearing demand	3,107,112	3,119,807	(12,695)	(0.4)
Money market	1,618,204	1,684,023	(65,819)	(3.9)
Savings deposits	2,784,780	2,741,004	43,776	1.6
Certificates of deposit	884,146	885,818	(1,672)	(0.2)
Total deposits	$12,873,196	$13,131,090	$(257,894)	(2.0)

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 194 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits decreased $257.9 million or 2.0% during the first three months of 2023. Savings deposits increased 1.6%, while money market deposit accounts and demand deposits decreased 3.9% and 3.0%, respectively. The overall decrease in transaction-based accounts is primarily attributable to inflationary pressures and rising costs across the country causing a decrease in personal savings. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, Wesbanco also participates in the Insured Cash Sweep (ICS®) deposit program. ICS® reciprocal balances totaled $623.4 million at March 31, 2023 compared to $580.6 million at December 31, 2022. In addition, ICS® one-way buys totaled $100.0 million at March 31, 2023 compared to $0 at December 31, 2022.

Certificates of deposit were basically unchanged from December 31, 2022 to March 31, 2023. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $57.3 million in outstanding balances at March 31, 2023, of which $39.5 million represented one-way buys, compared to $21.0 million in total outstanding balances, none of which represented one-way buys, at December 31, 2022. Certificates of deposit greater than $250,000 were approximately $113.6 million at March 31, 2023 compared to $133.9 million at December 31, 2022. Certificates of deposit totaling approximately $548.4 million at March 31, 2023 with a cost of 0.93% are scheduled to mature within the next 12 months. Wesbanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,280,000	$705,000	$575,000	81.6
Other short-term borrowings	111,176	135,069	(23,893)	(17.7)
Subordinated debt and junior subordinated debt	281,629	281,404	225	0.1
Total	$1,672,805	$1,121,473	$551,332	49.2

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. FHLB borrowings increased $575.0 million from December 31, 2022 to March 31, 2023, as $1.3 billion in new advances were partially offset by $0.7 billion in maturities. The average cost of maturing FHLB advances was 4.72% during the first three months of 2023, compared to an average cost of 4.96% for new borrowings during the first three months of 2023.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $111.2 million at March 31, 2023, compared to $135.1 million at December 31, 2022. There were no outstanding federal funds purchased at either March 31, 2023 or December 31, 2022.

Wesbanco renewed a revolving line of credit in August 2022, which is a senior obligation of the parent company, with another financial institution. This line of credit, with each advance accruing interest at the borrower selected rate of either an adjusted base rate, Daily SOFR, or Term SOFR, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either March 31, 2023 or December 31, 2022.

CAPITAL RESOURCES

Shareholders' equity increased $48.8 million or 2.0% from December 31, 2022, to $2.5 billion at March 31, 2023. The increase resulted from net income during the current three-month period of $42.3 million and a $28.0 million other comprehensive gain for the three months ended March 31, 2023, exceeding the declaration of common and preferred shareholder dividends totaling $20.6 million and $2.5 million, respectively. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.35 per share in November 2022, representing a 2.9% increase over the prior quarterly rate and a cumulative 150% increase since 2010.

Wesbanco did not purchase any shares of its common stock during the three-month period ended March 31, 2023 under the current share repurchase authorization. At March 31, 2023, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 1,183,207 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2023, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of March 31, 2023, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $43.2 million from the Bank.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at March 31, 2023 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized,” as the capital benefit approximated 11 to 16 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			March 31, 2023			December 31, 2022
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,589,576	9.82%	$647,406	$1,576,764	9.90%	$636,966
Common equity Tier 1	4.50%	6.50%	1,445,092	11.11%	585,178	1,432,280	11.20%	575,500
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,589,576	12.22%	780,237	1,576,764	12.33%	767,344
Total capital to risk-weighted assets	8.00%	10.00%	1,947,129	14.97%	1,040,316	1,933,007	15.11%	1,023,112
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,567,280	9.70%	$646,128	$1,558,305	9.80%	$636,033
Common equity Tier 1	4.50%	6.50%	1,567,280	12.08%	583,759	1,558,305	12.22%	574,079
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,567,280	12.08%	778,346	1,558,305	12.22%	765,439
Total capital to risk-weighted assets	8.00%	10.00%	1,644,833	12.68%	1,037,794	1,634,548	12.81%	1,020,585
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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 62.3% at March 31, 2023 and deposit balances funded 74.5% of assets.

The following table lists the sources of liquidity from assets at March 31, 2023 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$597,503
Securities with a maturity date within the next year and callable securities	255,583
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	269,496
Loans held for sale	12,722
Accruing loans scheduled to mature	986,012
Normal loan repayments	1,180,335
Total sources of liquidity expected within the next year	$3,301,651
(1)
Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $12.9 billion at March 31, 2023. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $548.4 million at March 31, 2023, with a weighted average cost of 0.93%, which includes jumbo regular certificates of deposit totaling $209.7 million with a weighted-average cost of 0.99%, and jumbo CDARS® deposits of $53.4 million with a weighted-average cost of 3.11%, which included $39.5 million of one-way buys.

Uninsured deposits, as reported for regulatory purposes, totaled $4.1 billion at March 31, 2023, which include $870.4 million of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at March 31, 2023, uninsured deposits are $3.2 billion, or 25% of total deposits.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $3.3 billion and $3.6 billion at March 31, 2023 and December 31, 2022, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At March 31, 2023, the Bank had unpledged available-for-sale securities with an estimated fair value of $598.7 million, or 24.9% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. A significant portion of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015. In addition, at March 31, 2023, the Bank had unpledged held-to-maturity securities with an estimated fair value of $844.1 million. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at March 31, 2023. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at March 31, 2023, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans. In addition, in March 2023, the Federal Reserve announced that it would make available additional funding to eligible depository institutions through the creation of a new Bank Term Funding Program ("BTFP"). The BTFP would offer loans of up to one year in length to eligible depository institutions that pledge U.S. Treasuries, agency debt and mortgage-backed securities, or other qualifying assets as collateral. As of March 31, 2023, Wesbanco has not utilized the BTFP for funding, but does have $583.9 million in par value of qualifying investment securities that could be used to access funds from the program.

Other short-term borrowings of $111.2 million at March 31, 2023 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $276.1 million in cash on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at March 31, 2023. Wesbanco is in compliance with all applicable loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2023, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $43.3 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $4.9 billion and $4.6 billion at March 31, 2023 and December 31, 2022, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 10, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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
•
For Federal Home Loan Bank advances, the “Fallback Rate (SOFR)” as defined in the ISDA protocol; and
•
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

As early as 2018, in anticipation of the potential discontinuance of LIBOR, Wesbanco established a LIBOR transition committee to effectively manage the Company’s transition away from LIBOR in two phases. The first phase included adding additional fallback language to loan documents to allow Wesbanco to replace LIBOR with an equivalent rate index plus the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also, as part of the first phase, Wesbanco began quoting to the Treasury Rate published by the Federal Reserve Board instead of the ICE LIBOR Swap Index (which is tied to LIBOR) when repricing certain term loans and originating new loans. The second phase consists of working to continue to transition existing adjustable-rate loans that fluctuate monthly or periodically that are tied to LIBOR or the ICE LIBOR Swap Index. Wesbanco is tracking the dollar amount and number of loans tied to LIBOR or the ICE LIBOR Swap Index, monitoring current industry trends, and working with legal counsel to ensure the smooth transition away from LIBOR. As of March 31, 2023, Wesbanco had a total of $1.3 billion in loans tied to either LIBOR or the ICE LIBOR Swap index, of which $1.2 billion have a maturity date after June 30, 2023. As referenced above, the U.K. FCA and ICE Benchmark Administration has extended the date of publication of certain tenors of LIBOR through June 30, 2023, giving existing LIBOR based contracts time to mature. However, in compliance with and based upon the Agencies Joint Statements referenced above, Wesbanco has not offered LIBOR for new contracts after December 31, 2021. Accordingly, Wesbanco has initially chosen the 1M Term SOFR, which is published by the Chicago Mercantile Exchange, as an alternative replacement rate for LIBOR. Wesbanco may also continue to utilize the Wall Street Journal Prime Rate, the Treasury Rates, and other indexes as part of its lending program. At a date in the future, prior to the cessation of the publication of the one month LIBOR, Wesbanco will transition all remaining LIBOR based loans to the replacement index after notification to the impacted borrowers. This transition will be aided by the passage of the LIBOR Act. With respect to its back-to-back swap program, Wesbanco worked with its swap counterparty customers to institute and accept the International Swaps and Derivatives Association 2020 Interbank Offered Rate Fallbacks Protocol to address LIBOR cessation in swap transactions. Moreover, Wesbanco chose 1M Term SOFR as its replacement index for new loans in the bank’s back-to-back swap program, beginning on January 1, 2022.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases of 100 - 200 basis points and decreases of 100 - 400 basis points across the entire yield curve, as compared to a stable rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at March 31, 2023 and December 31, 2022, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2023	December 31, 2022	Guidelines
+200	5.0%	5.6%	(10.0%)
+100	2.5%	2.8%	(7.5%)
-100	(3.1%)	(4.4%)	(7.5%)
-200	(7.3%)	(9.8%)	(10.0%)
-300	(12.2%)	(15.6%)	(15.0%)
-400	(17.8%)	N/A	(20.0%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of March 31, 2023 and December 31, 2022. Changes in EVE sensitivity since year-end 2022 relate to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	March 31, 2023	December 31, 2022	Guidelines
+200	(3.4%)	(4.3%)	(20.0%)
+100	(1.3%)	(1.8%)	(10.0%)
-100	(1.6%)	(0.8%)	(10.0%)
-200	(7.2%)	(7.9%)	(20.0%)
-300	(15.6%)	(17.5%)	(30.0%)
-400	(26.0%)	N/A	(40.0%)

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

CHANGES IN INTERNAL CONTROLS— There were no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2023, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 1,183,207 shares remaining for repurchase.

Other repurchases in the first quarter included those for Wesbanco's Employee Stock Ownership and 401(k) Plan and dividend reinvestment plans and those from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2022				1,184,601

January 1, 2023 to January 31, 2023	24,151	$37.38	—	1,184,601
February 1, 2023 to February 28, 2023	643	$37.14	—	1,184,601
March 1, 2023 to March 31, 2023	11,658	$32.94	1,394	1,183,207
Total	36,452	$35.96	1,394	1,183,207
(1)
Total shares purchased consist of open market purchases transacted in the KSOP for employee benefit and dividend reinvestment plans.
(2)
Consists of shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 5. OTHER INFORMATION

On April 19, 2023, Wesbanco held its 2023 annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, Wesbanco’s stockholders voted on a proposal regarding the frequency of future advisory (non-binding) votes on Wesbanco’s executive compensation and approved an alternative to have such advisory (non-binding) votes annually, consistent with the recommendation of Wesbanco’s Board of Directors. Accordingly, Wesbanco has decided to hold such advisory (non-binding) votes annually until the next required vote on the frequency of such votes, which will be at Wesbanco’s 2029 annual meeting of stockholders.

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

WESBANCO, INC.

Date: May 4, 2023	/s/ Todd F. Clossin
Todd F. Clossin
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)