Form 10-Q
period 2023-06-30
WESBANCO INC
filed 2023-08-03
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 26, 2023, there were 59,355,062 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(unaudited, in thousands, except shares)	2023	2022
ASSETS
Cash and due from banks, including interest bearing amounts of $384,261 and $242,229, respectively	$562,318	$408,411
Securities:
Equity securities, at fair value	11,948	11,506
Available-for-sale debt securities, at fair value	2,329,222	2,529,140
Held-to-maturity debt securities (fair values of $1,072,229 and $1,084,390, respectively)	1,224,470	1,248,629
Allowance for credit losses, held-to-maturity debt securities	(193)	(220)
Net held-to-maturity debt securities	1,224,277	1,248,409
Total securities	3,565,447	3,789,055
Loans held for sale	28,970	8,249
Portfolio loans, net of unearned income	11,129,964	10,702,728
Allowance for credit losses - loans	(120,166)	(117,790)
Net portfolio loans	11,009,798	10,584,938
Premises and equipment, net	219,934	220,892
Accrued interest receivable	69,773	68,522
Goodwill and other intangible assets, net	1,136,773	1,141,355
Bank-owned life insurance	355,204	352,361
Other assets	408,737	358,122
Total Assets	$17,356,954	$16,931,905
LIABILITIES
Deposits:
Non-interest bearing demand	$4,286,235	$4,700,438
Interest bearing demand	3,273,745	3,119,807
Money market	1,685,667	1,684,023
Savings deposits	2,655,680	2,741,004
Certificates of deposit	960,107	885,818
Total deposits	12,861,434	13,131,090
Federal Home Loan Bank borrowings	1,380,000	705,000
Other short-term borrowings	101,286	135,069
Subordinated debt and junior subordinated debt	281,854	281,404
Total borrowings	1,763,140	1,121,473
Accrued interest payable	8,869	4,593
Other liabilities	258,513	248,087
Total Liabilities	14,891,956	14,505,243
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at June 30, 2023 and December 31, 2022, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 59,355,062 and 59,198,963 shares outstanding at June 30, 2023 and December 31, 2022, respectively	141,834	141,834
Capital surplus	1,630,963	1,635,877
Retained earnings	1,118,135	1,077,675
Treasury stock (8,726,244 and 8,882,343 shares - at cost, respectively)	(303,770)	(308,964)
Accumulated other comprehensive loss	(264,627)	(262,416)
Deferred benefits for directors	(2,021)	(1,828)
Total Shareholders' Equity	2,464,998	2,426,662
Total Liabilities and Shareholders' Equity	$17,356,954	$16,931,905

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$145,741	$96,412	$279,147	$189,532
Interest and dividends on securities:
Taxable	18,483	15,825	37,569	29,937
Tax-exempt	4,723	4,706	9,513	9,049
Total interest and dividends on securities	23,206	20,531	47,082	38,986
Other interest income	7,108	1,504	10,380	2,103
Total interest and dividend income	176,055	118,447	336,609	230,621
INTEREST EXPENSE
Interest bearing demand deposits	17,203	1,153	28,309	1,965
Money market deposits	7,220	383	11,472	704
Savings deposits	5,860	330	9,860	595
Certificates of deposit	2,906	1,116	4,109	2,389
Total interest expense on deposits	33,189	2,982	53,750	5,653
Federal Home Loan Bank borrowings	16,713	411	28,013	986
Other short-term borrowings	492	48	909	96
Subordinated debt and junior subordinated debt	4,094	2,778	8,039	3,948
Total interest expense	54,488	6,219	90,711	10,683
NET INTEREST INCOME	121,567	112,228	245,898	219,938
Provision for credit losses	3,028	(812)	6,605	(4,250)
Net interest income after provision for credit losses	118,539	113,040	239,293	224,188
NON-INTEREST INCOME
Trust fees	6,918	6,527	14,412	14,362
Service charges on deposits	6,232	6,487	12,401	12,577
Electronic banking fees	5,010	5,154	9,615	10,499
Net securities brokerage revenue	2,523	2,258	5,098	4,478
Bank-owned life insurance	3,189	2,384	5,149	6,264
Mortgage banking income	601	1,328	1,027	3,251
Net securities gains (losses)	205	(1,183)	350	(1,832)
Net gain (loss) on other real estate owned and other assets	871	(1,302)	1,104	(2,108)
Other income	6,292	5,330	10,337	9,874
Total non-interest income	31,841	26,983	59,493	57,365
NON-INTEREST EXPENSE
Salaries and wages	44,471	41,213	86,422	80,150
Employee benefits	11,511	8,722	23,570	17,880
Net occupancy	6,132	6,119	12,775	13,354
Equipment and software	8,823	7,702	17,885	15,713
Marketing	2,763	2,749	5,088	5,170
FDIC insurance	2,871	1,937	5,755	3,459
Amortization of intangible assets	2,282	2,579	4,583	5,178
Restructuring and merger-related expense	35	52	3,188	1,646
Other operating expenses	17,549	15,946	33,294	32,019
Total non-interest expense	96,437	87,019	192,560	174,569
Income before provision for income taxes	53,943	53,004	106,226	106,984
Provision for income taxes	9,063	10,256	19,005	20,114
Net income	44,880	42,748	87,221	86,870
Preferred stock dividends	2,531	2,531	5,063	5,063
Net income available to common shareholders	$42,349	$40,217	$82,158	$81,807
EARNINGS PER COMMON SHARE
Basic	$0.71	$0.67	$1.39	$1.35
Diluted	$0.71	$0.67	$1.38	$1.34
AVERAGE COMMON SHARES OUTSTANDING
Basic	59,263,949	60,036,103	59,240,958	60,736,858
Diluted	59,385,847	60,185,207	59,389,314	60,899,270
DIVIDENDS DECLARED PER COMMON SHARE	$0.35	$0.34	$0.70	$0.68

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2023	2022	2023	2022
Net income	$44,880	$42,748	$87,221	$86,870
Debt securities available-for-sale:
Net change in unrealized losses on debt securities available-for-sale	(40,018)	(85,314)	(3,408)	(225,167)
Related income tax effect	9,709	20,503	927	54,109
Net securities losses reclassified into earnings	8	9	159	10
Related income tax effect	(2)	(2)	(39)	(2)
Net effect on other comprehensive income for the period	(30,303)	(64,804)	(2,361)	(171,050)
Defined benefit plans:
Amortization of net loss and prior service costs	99	73	198	144
Related income tax effect	(24)	(18)	(48)	(35)
Net effect on other comprehensive income for the period	75	55	150	109
Total other comprehensive loss	(30,228)	(64,749)	(2,211)	(170,941)
Comprehensive income (loss)	$14,652	$(22,001)	$85,010	$(84,071)

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2023 and 2022
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
March 31, 2023	$144,484	59,246,569	$141,834	$1,636,061	$1,096,924	$(307,507)	$(234,399)	$(1,940)	$2,475,457
Net income	—	—	—	—	44,880	—	—	—	44,880
Other comprehensive loss	—	—	—	—	—	—	(30,228)	—	(30,228)
Comprehensive income	—	—	—	—	—	—	—	—	14,652
Common dividends declared ($0.35 per share)	—	—	—	—	(20,585)	—	—	—	(20,585)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	15,180	—	—	(553)	553	—	—	—
Treasury shares acquired	—	(161,306)	—	—	—	(3,697)	—	—	(3,697)
Stock options exercised	—	1,050	—	(12)	—	35	—	—	23
Restricted stock granted	—	253,569	—	(6,846)	—	6,846	—	—	—
Stock compensation expense	—	—	—	1,749	—	—	—	—	1,749
Deferred benefits for directors - net	—	—	—	11	—	—	—	(81)	(70)
June 30, 2023	$144,484	59,355,062	$141,834	$1,630,963	$1,118,135	$(303,770)	$(264,627)	$(2,021)	$2,464,998

March 31, 2022	$144,484	60,613,414	$141,834	$1,636,705	$998,315	$(261,012)	$(111,312)	$(1,698)	$2,547,316
Net income	—	—	—	—	42,748	—	—	—	42,748
Other comprehensive loss	—	—	—	—	—	—	(64,749)	—	(64,749)
Comprehensive loss	—	—	—	—	—	—	—	—	(22,001)
Common dividends declared ($0.34 per share)	—	—	—	—	(20,191)	—	—	—	(20,191)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	4,115	—	—	(132)	132	—	—	—
Treasury shares acquired	—	(1,116,472)	—	—	—	(37,096)	—	—	(37,096)
Stock options exercised	—	33,525	—	(114)	—	1,118	—	—	1,004
Restricted stock granted	—	164,206	—	(5,521)	—	5,521	—	—	—
Stock compensation expense	—	—	—	1,551	—	—	—	—	1,551
Deferred benefits for directors - net	—	—	—	(4)	—	—	—	(97)	(101)
June 30, 2022	$144,484	59,698,788	$141,834	$1,632,617	$1,018,209	$(291,337)	$(176,061)	$(1,795)	$2,467,951

	For the Six Months Ended June 30, 2023 and 2022
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2022	$144,484	59,198,963	$141,834	$1,635,877	$1,077,675	$(308,964)	$(262,416)	$(1,828)	$2,426,662
Net income	—	—	—	—	87,221	—	—	—	87,221
Other comprehensive loss	—	—	—	—	—	—	(2,211)	—	(2,211)
Comprehensive income	—	—	—	—	—	—	—	—	85,010
Common dividends declared ($0.70 per share)	—	—	—	—	(41,145)	—	—	—	(41,145)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(5,063)	—	—	—	(5,063)
Stock issued for dividend reinvestment		15,180			(553)	553			—
Treasury shares acquired	—	(162,700)	—	—	—	(3,749)	—	—	(3,749)
Stock options exercised	—	5,491	—	(46)	—	172	—	—	126
Restricted stock granted	—	298,128	—	(8,218)	—	8,218	—	—	—
Stock compensation expense	—	—	—	3,334	—	—	—	—	3,334
Deferred benefits for directors - net	—	—	—	16	—	—	—	(193)	(177)
June 30, 2023	$144,484	59,355,062	$141,834	$1,630,963	$1,118,135	$(303,770)	$(264,627)	$(2,021)	$2,464,998

December 31, 2021	$144,484	62,307,245	$141,834	$1,635,642	$977,765	$(199,759)	$(5,120)	$(1,680)	$2,693,166
Net income	—	—	—	—	86,870	—	—	—	86,870
Other comprehensive loss	—	—	—	—	—	—	(170,941)	—	(170,941)
Comprehensive loss	—	—	—	—	—	—	—	—	(84,071)
Common dividends declared ($0.68 per share)	—	—	—	—	(40,726)	—	—	—	(40,726)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(5,063)	—	—	—	(5,063)
Stock issued for dividend reinvestment	—	18,646	—	—	(637)	637	—	—	—
Treasury shares acquired	—	(2,841,043)	—	—	—	(99,420)	—	—	(99,420)
Stock options exercised	—	49,734	—	(306)	—	1,684	—	—	1,378
Restricted stock granted	—	164,206	—	(5,521)	—	5,521	—	—	—
Stock compensation expense	—	—	—	2,792	—	—	—	—	2,792
Deferred benefits for directors - net	—	—	—	10	—	—	—	(115)	(105)
June 30, 2022	$144,484	59,698,788	$141,834	$1,632,617	$1,018,209	$(291,337)	$(176,061)	$(1,795)	$2,467,951

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2023	2022
NET CASH PROVIDED BY OPERATING ACTIVITIES	$57,941	$85,795
INVESTING ACTIVITIES
Net increase in loans held for investment	(427,264)	(465,440)
Available-for-sale debt securities:
Proceeds from sales	28,317	—
Proceeds from maturities, prepayments and calls	167,849	344,948
Purchases of securities	(2,500)	(446,268)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	22,929	50,295
Purchases of securities	—	(328,238)
Proceeds from bank owned life insurance	2,306	7,816
Purchases of premises and equipment – net	(16,916)	(2,807)
Net cash used in investing activities	(225,279)	(839,694)
FINANCING ACTIVITIES
(Decrease) increase in deposits	(269,018)	4,596
Proceeds from Federal Home Loan Bank borrowings	1,380,000	—
Repayment of Federal Home Loan Bank borrowings	(705,000)	(61,318)
(Decrease) increase in other short-term borrowings	(33,783)	6,071
Principal repayments of finance lease obligations	(1,148)	(214)
Issuance of subordinated debt, net of issuance costs	—	147,655
Dividends paid to common shareholders	(41,120)	(41,135)
Dividends paid to preferred shareholders	(5,063)	(5,063)
Treasury shares purchased - net	(3,623)	(98,042)
Net cash provided by (used in) financing activities	321,245	(47,450)
Net increase (decrease) in cash, cash equivalents and restricted cash	153,907	(801,349)
Cash, cash equivalents and restricted cash at beginning of the period	408,411	1,251,358
Cash, cash equivalents and restricted cash at end of the period	$562,318	$450,009
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$86,623	$10,484
Income taxes paid	24,240	15,190
Transfers of loans to other real estate owned	147	87

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

ASU 2022-02 Financial Instruments - Credit Losses (Topic 326)

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)." The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, "Receivables - Troubled Debt Restructurings by Creditors," while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, for public business entities, the amendments in this Update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments - Credit Losses - Measured at Amortized Cost." For Wesbanco, this update was effective beginning on January 1, 2023. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements. For the additional disclosure requirements in this ASU, please refer to the MBEFD policy above and Footnote 4, "Loans and the Allowance for Credit Losses."

ASU 2020-04, ASU 2021-01 and ASU 2022-06 Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” This ASU provided temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate ("LIBOR") or other reference rate expected to be discontinued on financial reporting. The ASU also provides optional expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022, and can be adopted at any time during this period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of Topic 848 and addresses questions about whether Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued, but that use an interest rate for margining, discounting or contract price alignment that is expected to be modified as a result of reference rate reform. ASU 2021-01 is effective upon issuance through December 31, 2024, and can be adopted at any time during this period. Wesbanco has not offered LIBOR for any new contracts after December 31, 2021. Wesbanco has chosen the One Month Term Secured Overnight Financing Rate ("1M Term SOFR") as its alternative replacement rate for LIBOR on both back-to-back swaps and on one-month variable loans. A transition plan was implemented in 2021 to identify and modify Wesbanco's loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” In the Update, the Board decided to defer the sunset date of Topic 848 to December 31, 2024, to permit entities to apply the guidance in Topic 848 through the expected cessation date of USD LIBOR. In the Board’s view, that time frame would have been sufficient to provide flexibility for additional unforeseen changes to the timeline of USD LIBOR cessation and to accommodate global interbank offered rate (IBOR) transition. The update did not have a material impact on Wesbanco’s Consolidated Financial Statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2023	2022	2023	2022
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$42,349	$40,217	$82,158	$81,807
Denominator:
Total average basic common shares outstanding	59,263,949	60,036,103	59,240,958	60,736,858
Effect of dilutive stock options and other stock compensation	121,898	149,104	148,356	162,412
Total diluted average common shares outstanding	59,385,847	60,185,207	59,389,314	60,899,270
Earnings per common share - basic	$0.71	$0.67	$1.39	$1.35
Earnings per common share - diluted	$0.71	$0.67	$1.38	$1.34

As of June 30, 2023 and 2022, 603,767 and 524,211 options to purchase shares were not included in the diluted share computation for the three and six months ended June 30, 2023 and 2022, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of June 30, 2023, an aggregate of 37,296 contingently issuable shares were estimated to be awarded under the 2022 and 2021 total shareholder return ("TSR") plans, as stock performance targets had been met as of such date and therefore those shares were included in the diluted calculation. No shares related to the 2023 plan were included because the effect would be antidilutive. As of June 30, 2022, 34,656 contingently issuable shares were estimated to be awarded under the 2022 and 2021 TSR plans, as stock performance targets had been met as of such date and therefore those shares were included in the diluted calculation. As of June 30, 2022, the shares related to the 2020 TSR plan were not included in the calculation because they had not met performance measures and the effect would be antidilutive.

In addition, performance-based restricted stock ("PBRS") compensation totaling 68,767 and 62,314 shares were estimated to be awarded as of June 30, 2023 and June 30, 2022, respectively.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	June 30, 2023				December 31, 2022
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	$246,526	$—	$(34,575)	$211,951	$259,418	$2	$(33,450)	$225,970
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,023,958	17	(302,088)	1,721,887	2,144,015	25	(297,987)	1,846,053
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	313,521	—	(8,279)	305,242	359,811	—	(10,080)	349,731
Obligations of states and political subdivisions	82,146	113	(3,828)	78,431	96,081	244	(4,097)	92,228
Corporate debt securities	11,956	—	(245)	11,711	15,451	—	(293)	15,158
Total available-for-sale debt securities	$2,678,107	$130	$(349,015)	$2,329,222	$2,874,776	$271	$(345,907)	$2,529,140
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$3,887	$—	$(404)	$3,483	$4,357	$—	$(416)	$3,941
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	42,371	—	(3,796)	38,575	45,909	—	(3,809)	42,100
Obligations of states and political subdivisions	1,157,889	354	(147,762)	1,010,481	1,177,986	577	(159,975)	1,018,588
Corporate debt securities	20,323	—	(633)	19,690	20,377	—	(616)	19,761
Total held-to-maturity debt securities (1)	$1,224,470	$354	$(152,595)	$1,072,229	$1,248,629	$577	$(164,816)	$1,084,390
Total debt securities	$3,902,577	$484	$(501,610)	$3,401,451	$4,123,405	$848	$(510,723)	$3,613,530
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $9.4 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $11.9 million and $11.5 million at June 30, 2023 and December 31, 2022, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at June 30, 2023. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Within one year	$26,813	$26,470
After 1 year through 5 years	130,304	125,997
After 5 years through 10 years	395,725	374,036
After 10 years	2,125,265	1,802,719
Total available-for-sale debt securities	$2,678,107	$2,329,222
Held-to-maturity debt securities
Within one year	$18,112	$18,003
After 1 year through 5 years	112,213	110,347
After 5 years through 10 years	411,700	383,357
After 10 years	682,445	560,522
Total held-to-maturity debt securities	$1,224,470	$1,072,229
Total debt securities	$3,902,577	$3,401,451

Securities with an aggregate fair value of $1.9 billion and $2.1 billion at June 30, 2023 and December 31, 2022, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities for the six months ended June 30, 2023 and 2022 totaled $28.3 million and $0 million, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2023 and December 31, 2022 were $264.2 million and $261.8 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and six months ended June 30, 2023 and 2022, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2023	2022	2023	2022
Debt securities:
Gross realized gains	$2	$107	$65	$138
Gross realized losses	(9)	(9)	(206)	(11)
Net (losses) gains on debt securities	(7)	98	(141)	127
Equity securities:
Net unrealized gains (losses) recognized on securities still held	212	(1,281)	491	(1,959)
Net securities gains (losses)	$205	$(1,183)	$350	$(1,832)

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $9.1 million and $9.5 million as of June 30, 2023 and December 31, 2022, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the six months ended June 30, 2023 and 2022:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2023 and 2022
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	states and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Balance at December 31, 2022	$—	$—	$167	$53	$220
Current period provision (1)	—	—	(12)	(15)	(27)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at June 30, 2023	$—	$—	$155	$38	$193
.
Balance at December 31, 2021	$—	$—	$174	$94	$268
Current period provision (1)	—	—	8	(11)	(3)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at June 30, 2022	$—	$—	$182	$83	$265

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

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$21,031	$(1,455)	14	$190,885	$(33,120)	31	$211,916	$(34,575)	45
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	142,697	(9,003)	66	1,577,076	(293,085)	414	1,719,773	(302,088)	480
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	26,808	(373)	4	278,434	(7,906)	63	305,242	(8,279)	67
Obligations of states and political subdivisions	43,840	(1,052)	79	25,416	(2,776)	35	69,256	(3,828)	114
Corporate debt securities	7,270	(186)	2	4,442	(59)	4	11,712	(245)	6
Total	$241,646	$(12,069)	165	$2,076,253	$(336,946)	547	$2,317,899	$(349,015)	712

	December 31, 2022
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$107,011	$(8,435)	35	$118,779	$(25,015)	13	$225,790	$(33,450)	48
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	514,789	(39,246)	294	1,328,906	(258,741)	202	1,843,695	(297,987)	496
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	190,189	(5,106)	38	159,543	(4,974)	36	349,732	(10,080)	74
Obligations of states and political subdivisions	67,822	(1,815)	128	7,812	(2,282)	10	75,634	(4,097)	138
Corporate debt securities	7,225	(226)	3	4,433	(67)	3	11,658	(293)	6
Total	$887,036	$(54,828)	498	$1,619,473	$(291,079)	264	$2,506,509	$(345,907)	762

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $63.2 million and $36.2 million at June 30, 2023 and December 31, 2022, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $10.3 million and $9.6 million at June 30, 2023 and December 31, 2022, respectively. The un-accreted discount on purchased loans from acquisitions was $15.5 million at June 30, 2023 and $18.0 million at December 31, 2022.

	June 30,	December 31,
(unaudited, in thousands)	2023	2022
Commercial real estate:
Land and construction	$829,744	$943,887
Improved property	5,465,723	5,117,457
Total commercial real estate	6,295,467	6,061,344
Commercial and industrial	1,558,491	1,579,395
Residential real estate	2,341,928	2,140,584
Home equity	701,824	695,065
Consumer	232,254	226,340
Total portfolio loans	11,129,964	10,702,728
Loans held for sale	28,970	8,249
Total loans	$11,158,934	$10,710,977

The allowance for credit losses under the current expected credit losses methodology ("CECL") is calculated utilizing the probability of default ("PD")/ loss given default ("LGD"), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of June 30, 2023, the forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.0%, and subsequently increase to an average of 4.8% over the remainder of the forecast period. Accrued interest receivable for loans was $54.0 million and $51.8 million at June 30, 2023 and December 31, 2022, respectively. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.1 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. Accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $16.2 million and $17.0 million at June 30, 2023 and December 31, 2022, respectively.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2023 and 2022
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at December 31, 2022
Allowance for credit losses - loans	$6,737	$52,659	$31,540	$18,208	$4,234	$3,127	$1,285	$117,790
Allowance for credit losses - loan commitments	6,025	—	—	2,215	128	—	—	8,368
Total beginning allowance for credit losses - loans and loan commitments	12,762	52,659	31,540	20,423	4,362	3,127	1,285	126,158
Provision for credit losses:
Provision for loan losses	(845)	1,246	1,337	1,787	251	693	407	4,876
Provision for loan commitments	1,168	182	527	(621)	500	—	—	1,756
Total provision for credit losses - loans and loan commitments (2)	323	1,428	1,864	1,166	751	693	407	6,632
Charge-offs	(222)	(1,381)	(999)	7	(315)	(1,601)	(818)	(5,329)
Recoveries	128	427	259	313	250	1,231	221	2,829
Net (charge-offs) recoveries	(94)	(954)	(740)	320	(65)	(370)	(597)	(2,500)
Balance at June 30, 2023
Allowance for credit losses - loans	5,798	52,951	32,137	20,315	4,420	3,450	1,095	120,166
Allowance for credit losses - loan commitments	7,193	182	527	1,594	628	—	—	10,124
Total ending allowance for credit losses - loans and loan commitments	$12,991	$53,133	$32,664	$21,909	$5,048	$3,450	$1,095	$130,290

Balance at December 31, 2021
Allowance for credit losses - loans	$7,310	$65,355	$26,875	$15,401	$724	$3,737	$2,220	$121,622
Allowance for credit losses - loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total beginning allowance for credit losses - loans and loan commitments	11,490	65,556	28,372	16,977	773	4,009	2,220	129,397
Provision for credit losses:
Provision for loan losses	845	(6,401)	1,097	(491)	38	780	(58)	(4,190)
Provision for loan commitments	696	(201)	(1,288)	582	14	140	—	(57)
Total provision for credit losses - loans and loan commitments (2)	1,541	(6,602)	(191)	91	52	920	(58)	(4,247)
Charge-offs	(73)	(137)	(355)	(243)	(178)	(1,690)	(776)	(3,452)
Recoveries	25	740	551	264	193	1,477	173	3,423
Net (charge-offs) recoveries	(48)	603	196	21	15	(213)	(603)	(29)
Balance at June 30, 2022
Allowance for credit losses - loans	8,107	59,557	28,168	14,931	777	4,304	1,559	117,403
Allowance for credit losses - loan commitments	4,876	—	209	2,158	63	412	—	7,718
Total ending allowance for credit losses - loans and loan commitments	$12,983	$59,557	$28,377	$17,089	$840	$4,716	$1,559	$125,121

(1) Deposit overdrafts of $4.5 million and $11.3 million are included in total portfolio loans for the periods ending June 30, 2023 and June 30, 2022, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Footnote 3, "Securities."

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
June 30, 2023
Allowance for credit losses:
Loans individually-evaluated	$—	$2,125	$—	$—	$—	$—	$—	$2,125
Loans collectively-evaluated	5,798	50,826	32,137	20,315	4,420	3,450	1,095	118,041
Loan commitments (2)	7,193	182	527	1,594	628	—	—	10,124
Total allowance for credit losses - loans and commitments	$12,991	$53,133	$32,664	$21,909	$5,048	$3,450	$1,095	$130,290

Portfolio loans:
Individually-evaluated for credit losses	$—	$28,107	$242	$—	$—	$—	$—	$28,349
Collectively-evaluated for credit losses	829,744	5,437,616	1,558,249	2,341,928	701,824	232,254	—	11,101,615
Total portfolio loans	$829,744	$5,465,723	$1,558,491	$2,341,928	$701,824	$232,254	$—	$11,129,964

December 31, 2022
Allowance for credit losses:
Loans individually-evaluated	$—	$2,988	$130	$—	$—	$—	$—	$3,118
Loans collectively-evaluated	6,737	49,671	31,410	18,208	4,234	3,127	1,285	114,672
Loan commitments (2)	6,025	—	—	2,215	128	—	—	8,368
Total allowance for credit losses - loans and commitments	$12,762	$52,659	$31,540	$20,423	$4,362	$3,127	$1,285	$126,158

Portfolio loans:
Individually-evaluated for credit losses	$24,629	$25,369	$401	$—	$—	$—	$—	$50,399
Collectively-evaluated for credit losses	919,258	5,092,088	1,578,994	2,140,584	695,065	226,340	—	10,652,329
Total portfolio loans	$943,887	$5,117,457	$1,579,395	$2,140,584	$695,065	$226,340	$—	$10,702,728

(1) Deposit overdrafts of $4.5 million and $4.4 million are included in total portfolio loans for the periods ending June 30, 2023 and December 31, 2022, respectively.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2023
Pass	$820,779	$5,340,591	$1,505,781	$7,667,151
Criticized - compromised	2,954	70,896	45,921	119,771
Classified - substandard	6,011	54,236	6,789	67,036
Classified - doubtful	—	—	—	—
Total	$829,744	$5,465,723	$1,558,491	$7,853,958

As of December 31, 2022
Pass	$911,804	$4,940,135	$1,538,300	$7,390,239
Criticized - compromised	1,329	121,393	25,223	147,945
Classified - substandard	30,754	55,929	15,872	102,555
Classified - doubtful	—	—	—	—
Total	$943,887	$5,117,457	$1,579,395	$7,640,739

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $21.4 million at June 30, 2023 and $24.8 million at December 31, 2022, of which $3.4 million and $5.9 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $12.1 million and $25.0 million of unfunded commercial loan commitments are also not included in the tables above at June 30, 2023 and December 31, 2022, respectively.

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2023
Commercial real estate:
Land and construction	$829,744	$—	$—	$—	$—	$829,744	$—
Improved property	5,446,988	260	6,761	11,714	18,735	5,465,723	1,235
Total commercial real estate	6,276,732	260	6,761	11,714	18,735	6,295,467	1,235
Commercial and industrial	1,554,606	749	422	2,714	3,885	1,558,491	537
Residential real estate	2,333,554	591	2,287	5,496	8,374	2,341,928	1,301
Home equity	692,980	3,039	1,167	4,638	8,844	701,824	1,655
Consumer	227,778	3,098	912	466	4,476	232,254	419
Total portfolio loans	11,085,650	7,737	11,549	25,028	44,314	11,129,964	5,147
Loans held for sale	28,970	—	—	—	—	28,970	—
Total loans	$11,114,620	$7,737	$11,549	$25,028	$44,314	$11,158,934	$5,147

Nonperforming loans included above are as follows:
Non-accrual loans	$10,736	$285	$653	$19,881	$20,819	$31,555

As of December 31, 2022
Commercial real estate:
Land and construction	$942,236	$—	$910	$741	$1,651	$943,887	$629
Improved property	5,099,342	2,147	331	15,637	18,115	5,117,457	84
Total commercial real estate	6,041,578	2,147	1,241	16,378	19,766	6,061,344	713
Commercial and industrial	1,574,311	1,427	519	3,138	5,084	1,579,395	1,586
Residential real estate	2,129,095	853	3,536	7,100	11,489	2,140,584	1,551
Home equity	686,762	3,885	621	3,797	8,303	695,065	1,063
Consumer	222,153	2,910	704	573	4,187	226,340	530
Total portfolio loans	10,653,899	11,222	6,621	30,986	48,829	10,702,728	5,443
Loans held for sale	8,249	—	—	—	—	8,249	—
Total loans	$10,662,148	$11,222	$6,621	$30,986	$48,829	$10,710,977	$5,443

Nonperforming loans included above are as follows:
Non-accrual loans	$10,337	$1,495	$870	$25,483	$27,848	$38,185
TDRs accruing interest	3,131	7	32	60	99	3,230
Total nonperforming loans	$13,468	$1,502	$902	$25,543	$27,947	$41,415

(1) For the table presented as of December 31, 2022, loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	June 30, 2023			December 31, 2022
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$—	$112	$112	$—
Improved property	12,958	11,196	—	18,367	16,601	—
Commercial and industrial	2,894	2,350	—	4,102	3,112	—
Residential real estate	17,308	12,650	—	21,084	16,057	—
Home equity	6,901	5,261	—	6,970	5,374	—
Consumer	175	98	—	316	159	—
Total nonperforming loans without a specific allowance	40,236	31,555	—	50,951	41,415	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—
Total nonperforming loans	$40,236	$31,555	$—	$50,951	$41,415	$—

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$105	$1	$37	$—	$94	$2
Improved property	14,698	—	7,595	6	15,332	—	7,750	14
Commercial and industrial	2,780	—	4,631	—	2,890	—	4,831	3
Residential real estate	12,744	—	18,149	36	13,848	—	18,728	72
Home equity	5,061	—	5,411	3	5,165	—	5,396	6
Consumer	104	—	464	1	122	—	496	2
Total nonperforming loans without a specific allowance	35,386	—	36,354	47	37,394	—	37,295	99
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved property	—	—	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—	—	—
Total nonperforming loans	$35,386	$—	$36,354	$47	$37,394	$—	$37,295	$99

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
	June 30,	December 31,
(unaudited, in thousands)	2023	2022
Commercial real estate:
Land and construction	$—	$112
Improved property	11,196	16,254
Total commercial real estate	11,196	16,366
Commercial and industrial	2,350	2,946
Residential real estate	12,650	13,695
Home equity	5,261	5,044
Consumer	98	134
Total	$31,555	$38,185

(1) At June 30, 2023, there were three borrowers with a loan balance greater than $1.0 million, which totaled $8.3 million, as compared to three borrowers with a loan balance greater than $1.0 million totaling $11.8 million at December 31, 2022. Total non-accrual loans include loans that are also restructured for borrowers experiencing financial difficulty or were previously designated as TDRs prior to the adoption of ASU 2022-02. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty (following the adoption of ASU 2022-02)

Tables in the following section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the three and six months ended June 30, 2023 presented by loan category:

	For the Three Months Ended June 30, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	% of Total by Loan Category
Commercial real estate - land and construction	$448	$—	$448	0.1
Commercial real estate - improved property	3,820	270	4,090	0.1
Commercial and industrial	6,544	—	6,544	0.4
Residential real estate	—	—	—	—
Home equity	—	483	483	0.1
Consumer	—	267	267	0.1
Total	$10,812	$1,020	$11,832	0.1

	For the Six Months Ended June 30, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	% of Total by Loan Category
Commercial real estate - land and construction	$6,449	$—	$6,449	0.8
Commercial real estate - improved property	7,105	270	7,375	0.1
Commercial and industrial	9,310	—	9,310	0.6
Residential real estate	—	100	100	0.0
Home equity	8	751	759	0.1
Consumer	—	293	293	0.1
Total	$22,872	$1,414	$24,286	0.2

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty ("MBEFDs") totaled $3.5 million at June 30, 2023. These commitments are not included in the table above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the three and six months ended June 30, 2023, presented by loan category:

For the Three Months Ended June 30, 2023
(unaudited, in thousands)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	12
Commercial real estate - improved property	9
Commercial and industrial	8
Residential real estate	—
Home equity	—
Consumer	—

For the Six Months Ended June 30, 2023
(unaudited, in thousands)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	4
Commercial real estate - improved property	22
Commercial and industrial	9
Residential real estate	—
Home equity	120
Consumer	—

There have been no MBEFDs which defaulted (defined as past due 90 days) after the loan was modified during the three and six months ended June 30, 2023.

The following table presents an aging analysis of portfolio loans that were modified on or after January 1, 2023, the date that Wesbanco adopted ASU 2022-02, by loan category, as of June 30, 2023:

	June 30, 2023
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$6,449	$6,449
Commercial real estate - improved property	—	—	270	270	7,105	7,375
Commercial and industrial	143	—	—	143	9,168	9,311
Residential real estate	—	—	—	—	100	100
Home equity	18	—	72	90	668	758
Consumer	—	—	20	20	273	293
Total modified loans (1)	$161	$—	$362	$523	$23,763	$24,286

(1) Represents balance at period end.

Troubled Debt Restructuring Disclosures (prior to the adoption of ASU 2022-02)

The following table presents details related to loans identified as TDRs during the three and six months ended June 30, 2022:

New TDRs (1)
For the Three Months Ended
June 30, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment
Commercial real estate:
Land and construction	—	$—	$—
Improved property	1	186	184
Total commercial real estate	1	186	184
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	1	$186	$184

New TDRs (1)
For the Six Months Ended
June 30, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(unaudited, dollars in thousands)	Modifications	Investment	Investment
Commercial real estate:
Land and construction	1	$84	$54
Improved property	1	189	184
Total commercial real estate	2	273	238
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	2	$273	$238

(1) Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

There were no TDRs which defaulted (defined as past due 90 days) during the three months ended June 30, 2022 that were restructured within the last twelve months prior to June 30, 2022.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of June 30, 2023
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$96,806	$234,122	$139,586	$51,797	$50,568	$42,964	$135,538	$69,398	$820,779
Criticized - compromised	—	—	260	—	—	20	—	2,674	2,954
Classified - substandard	—	—	—	—	—	11	—	6,000	6,011
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$96,806	$234,122	$139,846	$51,797	$50,568	$42,995	$135,538	$78,072	$829,744
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$222	$222

Commercial real estate: improved property
Risk rating:
Pass	$288,153	$1,095,462	$612,900	$605,147	$572,255	$1,883,067	$74,855	$208,752	$5,340,591
Criticized - compromised	—	858	1,677	5,107	3,898	58,364	992	—	70,896
Classified - substandard	—	515	416	714	13,397	24,612	137	14,445	54,236
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$288,153	$1,096,835	$614,993	$610,968	$589,550	$1,966,043	$75,984	$223,197	$5,465,723
Current-period gross charge-offs	$—	$—	$—	$—	$—	$1,381	$—	$—	$1,381

Commercial and industrial
Risk rating:
Pass	$118,188	$256,690	$165,711	$100,007	$48,413	$289,745	$487,460	$39,567	$1,505,781
Criticized - compromised	1,077	497	1,350	330	7,109	18,315	10,562	6,681	45,921
Classified - substandard	50	215	94	88	1,253	2,184	1,478	1,427	6,789
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$119,315	$257,402	$167,155	$100,425	$56,775	$310,244	$499,500	$47,675	$1,558,491
Current-period gross charge-offs	$48	$86	$404	$43	$—	$211	$—	$207	$999

Residential real estate
Loan delinquency:
Current	$161,338	$536,141	$484,264	$192,707	$91,106	$493,384	$—	$374,614	$2,333,554
30-59 days past due	—	—	—	—	—	591	—	—	591
60-89 days past due	—	—	188	—	—	2,099	—	—	2,287
90 days or more past due	—	—	—	—	843	4,618	—	35	5,496
Total	$161,338	$536,141	$484,452	$192,707	$91,949	$500,692	$—	$374,649	$2,341,928
Current-period gross charge-offs	$—	$—	$—	$—	$5	$(12)	$—	$—	$(7)

Home equity
Loan delinquency:
Current	$11,595	$806	$1,871	$1,539	$1,747	$25,019	$649,356	$1,047	$692,980
30-59 days past due	—	58	—	252	269	555	1,905	—	3,039
60-89 days past due	—	—	15	101	41	1,010	—	—	1,167
90 days or more past due	—	305	110	595	286	2,921	—	421	4,638
Total	$11,595	$1,169	$1,996	$2,487	$2,343	$29,505	$651,261	$1,468	$701,824
Current-period gross charge-offs	$—	$3	$—	$—	$11	$295	$6	$—	$315

Consumer
Loan delinquency:
Current	$53,436	$69,969	$28,595	$18,303	$17,244	$16,699	$23,530	$2	$227,778
30-59 days past due	173	1,364	659	419	65	391	27	—	3,098
60-89 days past due	—	467	303	57	32	53	—	—	912
90 days or more past due	—	98	94	136	4	134	—	—	466
Total	$53,609	$71,898	$29,651	$18,915	$17,345	$17,277	$23,557	$2	$232,254
Current-period gross charge-offs	$—	$814	$510	$98	$49	$130	$—	$—	$1,601

	Loans As of December 31, 2022
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$159,769	$136,131	$138,171	$155,141	$61,823	$51,381	$117,237	$92,151	$911,804
Criticized - compromised	559	265	—	—	24	31	—	450	1,329
Classified - substandard	—	—	6,001	—	—	124	—	24,629	30,754
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$160,328	$136,396	$144,172	$155,141	$61,847	$51,536	$117,237	$117,230	$943,887
Current-period gross charge-offs	$—	$—	$—	$—	$73	$—	$—	$—	$73

Commercial real estate: improved property
Risk rating:
Pass	$1,082,984	$620,205	$613,663	$528,004	$371,880	$1,551,478	$72,327	$99,594	$4,940,135
Criticized - compromised	10,554	354	2,877	7,659	13,551	85,332	1,066	—	121,393
Classified - substandard	—	658	275	15,489	9,761	29,712	34	—	55,929
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$1,093,538	$621,217	$616,815	$551,152	$395,192	$1,666,522	$73,427	$99,594	$5,117,457
Current-period gross charge-offs	$—	$—	$128	$100	$3	$564	$—	$—	$795

Commercial and industrial
Risk rating:
Pass	$280,510	$184,805	$116,890	$72,142	$103,660	$232,062	$526,025	$22,206	$1,538,300
Criticized - compromised	917	1,192	270	8,278	264	2,524	7,654	4,124	25,223
Classified - substandard	93	3,209	976	2,157	97	2,854	1,066	5,420	15,872
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$281,520	$189,206	$118,136	$82,577	$104,021	$237,440	$534,745	$31,750	$1,579,395
Current-period gross charge-offs	$—	$16	$234	$275	$70	$182	$—	$291	$1,068

Residential real estate
Loan delinquency:
Current	$541,659	$556,928	$211,496	$97,160	$52,135	$478,977	$—	$190,740	$2,129,095
30-59 days past due	—	—	—	—	—	853	—	—	853
60-89 days past due	—	442	349	65	—	2,680	—	—	3,536
90 days or more past due	—	—	—	285	119	6,654	—	42	7,100
Total	$541,659	$557,370	$211,845	$97,510	$52,254	$489,164	$—	$190,782	$2,140,584
Current-period gross charge-offs	$—	$—	$—	$—	$6	$494	$—	$—	$500

Home equity
Loan delinquency:
Current	$10,718	$1,459	$1,133	$1,774	$1,088	$25,203	$644,430	$957	$686,762
30-59 days past due	80	61	180	67	34	1,165	2,260	38	3,885
60-89 days past due	—	15	—	50	88	458	—	10	621
90 days or more past due	—	—	572	93	257	2,425	16	434	3,797
Total	$10,798	$1,535	$1,885	$1,984	$1,467	$29,251	$646,706	$1,439	$695,065
Current-period gross charge-offs	$—	$—	$—	$—	$—	$310	$—	$48	$358

Consumer
Loan delinquency:
Current	$84,817	$36,123	$25,071	$25,535	$8,488	$16,337	$25,755	$27	$222,153
30-59 days past due	980	937	488	159	98	217	31	—	2,910
60-89 days past due	184	293	94	47	29	57	—	—	704
90 days or more past due	183	208	69	32	2	79	—	—	573
Total	$86,164	$37,561	$25,722	$25,773	$8,617	$16,690	$25,786	$27	$226,340
Current-period gross charge-offs	$769	$1,237	$624	$333	$186	$326	$—	$1	$3,476

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2023	2022
Other real estate owned	$1,289	$1,397
Repossessed assets	143	89
Total other real estate owned and repossessed assets	$1,432	$1,486

Residential real estate included in other real estate owned was $0.1 million and $0 at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, formal foreclosure proceedings were in process on residential real estate loans totaling $4.4 million and $4.9 million, respectively.

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of June 30, 2023 and December 31, 2022, Wesbanco had 186 and 159 customer interest rate swaps and caps with an aggregate notional amount of $1.2 billion and $0.9 billion, respectively, related to this program. Wesbanco recognized income for the related swap and cap fees of $2.4 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $4.3 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of June 30, 2023 and December 31, 2022, Wesbanco had 18 and 16 risk participation-in agreements with an aggregate notional amount of $198.1 million and $187.8 million, respectively. As of June 30, 2023 and December 31, 2022, Wesbanco had one risk participation-out agreement with an aggregate notional amount of $9.4 million and $9.6 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $51.0 million and $14.5 million at June 30, 2023 and December 31, 2022, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$1,243,199	$77,753	$77,458	$936,834	$75,840	$74,683
Other contracts:
Interest rate lock commitments	33,293	—	171	10,071	—	43
Forward TBA contracts	51,000	322	—	14,500	53	—
Total derivatives		$78,075	$77,629		$75,893	$74,726

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three and six months ended June 30, 2023 and 2022, respectively.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2023	2022	2023	2022
Interest rate swaps and caps	Other income	$176	$1,142	$(863)	$2,603
Interest rate lock commitments	Mortgage banking income	(315)	362	(128)	44
Forward TBA contracts	Mortgage banking income	637	605	448	2,048
Total		$498	$2,109	$(543)	$4,695

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. If Wesbanco had breached any of these provisions at June 30, 2023, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties. In certain market situations, Wesbanco can also request collateral from the derivative counterparties. Due to the recent rise in interest rates, as of June 30, 2023, Wesbanco is holding collateral from various derivative counterparties with a market value of $44.3 million.

NOTE 6. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2023	2022	2023	2022
Service cost – benefits earned during year	$354	$546	$704	$1,086
Interest cost on projected benefit obligation	1,572	1,026	3,126	2,039
Expected return on plan assets	(2,781)	(2,885)	(5,531)	(5,738)
Amortization of prior service cost	(9)	(9)	(18)	(17)
Amortization of net loss	225	126	448	251
Net periodic pension income	$(639)	$(1,196)	$(1,271)	$(2,379)

The service cost of $0.7 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, is included in salaries and wages, and periodic pension income of $2.0 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively, is included in employee benefits.

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

Wesbanco determines the fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Wesbanco incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements, and therefore both the derivative asset and derivative liability are classified within level 2 of the fair value hierarchy.

We may be required from time to time to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets and liabilities.

Collateral dependent loans: Collateral dependent loans are carried at the amortized cost basis less the specific allowance calculated under the Current Expected Credit Losses Accounting Standard. Collateral dependent loans are calculated using a cost basis approach or collateral value approach, and therefore are classified within level 3 of the fair value hierarchy.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

		June 30, 2023
		Fair Value Measurements Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2023	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$11,948	$11,948	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	211,951	—	211,951	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,721,887	—	1,721,887	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	305,242	—	305,242	—
Obligations of states and political subdivisions	78,431	—	77,254	1,177
Corporate debt securities	11,711	—	11,711	—
Total available-for-sale debt securities	$2,329,222	$—	$2,328,045	$1,177
Loans held for sale	28,970	—	28,970	—
Other assets - interest rate swaps	77,753	—	77,753	—
Total assets recurring fair value measurements	$2,447,893	$11,948	$2,434,768	$1,177
Other liabilities - interest rate swaps	$77,458	$—	$77,458	$—
Total liabilities recurring fair value measurements	$77,458	$—	$77,458	$—
Nonrecurring fair value measurements
Collateral dependent loans	$941	$—	$—	$941
Other real estate owned and repossessed assets	1,432	—	—	1,432
Total nonrecurring fair value measurements	$2,373	$—	$—	$2,373

		December 31, 2022
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2022	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$11,506	$11,506	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	225,970	—	225,970	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,846,053	—	1,846,053	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	349,731	—	349,731	—
Obligations of states and political subdivisions	92,228	—	91,049	1,179
Corporate debt securities	15,158	—	15,158	—
Total available-for-sale debt securities	$2,529,140	$—	$2,527,961	$1,179
Loans held for sale	8,249	—	8,249	—
Other assets - interest rate swaps	75,840	—	75,840	—
Total assets recurring fair value measurements	$2,624,735	$11,506	$2,612,050	$1,179
Other liabilities - interest rate swaps	$74,683	$—	$74,683	$—
Total liabilities recurring fair value measurements	$74,683	$—	$74,683	$—
Nonrecurring fair value measurements
Collateral dependent loans	$878	$—	$—	$878
Other real estate owned and repossessed assets	1,486	—	—	1,486
Total nonrecurring fair value measurements	$2,364	$—	$—	$2,364

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three and six months ended June 30, 2023 or for the year ended December 31, 2022.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2023
Collateral dependent loans	$941	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(3.7%)/(3.7%)
Other real estate owned and repossessed assets	$1,432	Appraisal of collateral (1), (3)
December 31, 2022
Collateral dependent loans	$878	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	$1,486	Appraisal of collateral (1), (3)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			June 30, 2023
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$562,318	$562,318	$562,318	$—	$—
Equity securities	11,948	11,948	11,948	—	—
Available-for-sale debt securities	2,329,222	2,329,222	—	2,328,045	1,177
Net held-to-maturity debt securities	1,224,277	1,072,229	—	1,071,938	291
Net loans	11,009,798	10,931,441	—	—	10,931,441
Loans held for sale	28,970	28,970	—	28,970	—
Other assets - interest rate swaps	77,753	77,753	—	77,753	—
Accrued interest receivable	69,773	69,773	69,773	—	—

Financial Liabilities
Deposits	12,861,434	12,855,884	11,901,327	954,557	—
Federal Home Loan Bank borrowings	1,380,000	1,377,968	—	1,377,968	—
Other borrowings	101,286	95,095	95,095	—	—
Subordinated debt and junior subordinated debt	281,854	245,460	—	245,460	—
Other liabilities - interest rate swaps	77,458	77,458	—	77,458	—
Accrued interest payable	8,869	8,869	8,869	—	—

			Fair Value Measurements at
			December 31, 2022
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$408,411	$408,411	$408,411	$—	$—
Equity securities	11,506	11,506	11,506	—	—
Available-for-sale debt securities	2,529,140	2,529,140	—	2,527,961	1,179
Net held-to-maturity debt securities	1,248,409	1,084,390	—	1,084,071	319
Net loans	10,584,938	9,487,038	—	—	9,487,038
Loans held for sale	8,249	8,249	—	8,249	—
Other assets - interest rate swaps	75,840	75,840	—	75,840	—
Accrued interest receivable	68,522	68,522	68,522	—	—

Financial Liabilities
Deposits	13,131,090	13,142,943	12,245,272	897,671	—
Federal Home Loan Bank borrowings	705,000	705,094	—	705,094	—
Other borrowings	135,069	122,926	122,926	—	—
Subordinated debt and junior subordinated debt	281,404	258,631	—	258,631	—
Other liabilities - interest rate swaps	74,683	74,683	—	74,683	—
Accrued interest payable	4,593	4,593	4,593	—	—

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

Net loans: Fair values for loans are estimated in a valuation model using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and other market factors, including liquidity. Wesbanco believes the discount rates are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value is net of the allowance for loan losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

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

NOTE 8. REVENUE RECOGNITION

Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, payment processing fees, electronic banking fees, mortgage banking income and net gain or loss on sale of other real estate owned and other assets – there are no significant judgments related to the amount and timing of revenue recognition.

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and six months ended June 30, 2023 and 2022, respectively:

	Point of Revenue	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Recognition	2023	2022	2023	2022
Revenue Streams
Trust fees
Trust account fees	Over time	$5,009	$4,416	$10,614	$9,958
WesMark fees	Over time	1,909	2,111	3,798	4,404
Total trust fees		6,918	6,527	14,412	14,362
Service charges on deposits
Commercial banking fees	Over time	650	602	1,259	1,170
Personal service charges	At a point in time and over time	5,582	5,885	11,142	11,407
Total service charges on deposits		6,232	6,487	12,401	12,577
Net securities brokerage revenue
Annuity commissions	At a point in time	1,840	1,679	3,885	3,261
Equity and debt security trades	At a point in time	149	8	149	65
Managed money	Over time	284	327	567	654
Trail commissions	Over time	250	244	497	498
Total net securities brokerage revenue		2,523	2,258	5,098	4,478

Payment processing fees (1)	At a point in time and over time	951	877	1,822	1,618
Electronic banking fees	At a point in time	5,010	5,154	9,615	10,499
Mortgage banking income	At a point in time	601	1,328	1,027	3,251
Net gain (loss) on other real estate owned and other assets (2)	At a point in time and over time	871	(1,302)	1,104	(2,108)

(1)
Included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606. There were no gains or losses recorded in the current period; however, losses of $1.4 million were recorded for the three months ended June 30, 2022, and losses of $2.6 million were recorded for the six months ended June 30, 2022.

NOTE 9. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the six months ended June 30, 2023 and 2022 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2022	$(535)	$(261,881)	$(262,416)
Other comprehensive loss before reclassifications	—	(2,481)	(2,481)
Amounts reclassified from accumulated other comprehensive loss	150	120	270
Period change	150	(2,361)	(2,211)
Balance at June 30, 2023	$(385)	$(264,242)	$(264,627)

Balance at December 31, 2021	$(398)	$(4,722)	$(5,120)
Other comprehensive loss before reclassifications	—	(171,058)	(171,058)
Amounts reclassified from accumulated other comprehensive loss	109	8	117
Period change	109	(171,050)	(170,941)
Balance at June 30, 2022	$(289)	$(175,772)	$(176,061)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2023 and 2022:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2023	2022	2023	2022
Debt securities available-for-sale (1):
Net securities losses reclassified into earnings	$8	$9	$159	$10	Net securities gains/(losses) (Non-interest income)
Related income tax effect ⁽²⁾	(2)	(2)	(39)	(2)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	6	7	120	8

Defined benefit plans (3):
Amortization of net loss and prior service costs	99	73	198	144	Employee benefits (Non-interest expense)
Related income tax effect ⁽²⁾	(24)	(18)	(48)	(35)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	75	55	150	109
Total reclassifications for the period	$81	$62	$270	$117

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

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $10.1 million and $8.4 million at June 30, 2023 and December 31, 2022, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.3 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2023	2022
Lines of credit	$4,204,247	$3,806,398
Loans approved but not closed	466,599	398,204
Overdraft limits	389,271	380,143
Letters of credit	33,991	30,362
Contingent obligations and other guarantees	23,002	30,782

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 11. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $5.1 billion and $4.8 billion at June 30, 2023 and 2022, respectively. These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended June 30, 2023
Interest and dividend income	$176,055	$—	$176,055
Interest expense	54,488	—	54,488
Net interest income	121,567	—	121,567
Provision for credit losses	3,028	—	3,028
Net interest income after provision for credit losses	118,539	—	118,539
Non-interest income	24,923	6,918	31,841
Non-interest expense	91,818	4,619	96,437
Income before provision for income taxes	51,644	2,299	53,943
Provision for income taxes	8,580	483	9,063
Net income	43,064	1,816	44,880
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$40,533	$1,816	$42,349

For The Three Months Ended June 30, 2022
Interest and dividend income	$118,447	$—	$118,447
Interest expense	6,219	—	6,219
Net interest income	112,228	—	112,228
Provision for credit losses	(812)	—	(812)
Net interest income after provision for credit losses	113,040	—	113,040
Non-interest income	20,456	6,527	26,983
Non-interest expense	83,112	3,907	87,019
Income before provision for income taxes	50,384	2,620	53,004
Provision for income taxes	9,706	550	10,256
Net income	40,678	2,070	42,748
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$38,147	$2,070	$40,217

For the Six Months Ended June 30, 2023
Interest and dividend income	$336,609	$—	$336,609
Interest expense	90,711	—	90,711
Net interest income	245,898	—	245,898
Provision for credit losses	6,605	—	6,605
Net interest income after provision for credit losses	239,293	—	239,293
Non-interest income	45,081	14,412	59,493
Non-interest expense	183,433	9,127	192,560
Income before provision for income taxes	100,941	5,285	106,226
Provision for income taxes	17,895	1,110	19,005
Net income	83,046	4,175	87,221
Preferred stock dividends	5,063	—	5,063
Net income available to common shareholders	$77,983	$4,175	$82,158

For the Six Months Ended June 30, 2022
Interest and dividend income	$230,621	$—	$230,621
Interest expense	10,683	—	10,683
Net interest income	219,938	—	219,938
Provision for credit losses	(4,250)	—	(4,250)
Net interest income after provision for credit losses	224,188	—	224,188
Non-interest income	43,003	14,362	57,365
Non-interest expense	166,339	8,230	174,569
Income before provision for income taxes	100,852	6,132	106,984
Provision for income taxes	18,826	1,288	20,114
Net income	82,026	4,844	86,870
Preferred stock dividends	5,063	—	5,063
Net income available to common shareholders	$76,963	$4,844	$81,807

Total non-fiduciary assets of the trust and investment services segment were $3.4 million (including $1.0 million of trust customer intangibles) and $3.7 million (including $1.3 million of trust customer intangibles) at June 30, 2023 and 2022, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and six months ended June 30, 2023. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2022 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), including Wesbanco's Form 10-Q for the quarter ending March 31, 2023, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 194 branches and 183 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2023 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2022 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for the second quarter of 2023 was $42.3 million, with diluted earnings per share of $0.71, compared to $40.2 million or $0.67 per diluted share, respectively, for the second quarter of 2022. For the six months ended June 30, 2023, net income was $82.2 million or $1.38 per diluted share, compared to $81.8 million or $1.34 per diluted share, for the 2022 period. As noted in the following table, net income available to common shareholders, excluding after-tax restructuring and merger-related expenses, for the six months ended June 30, 2023, was $84.7 million or $1.43 per diluted share, as compared to $83.1 million or $1.36 per diluted share, respectively, in the prior year period (non-GAAP measures).

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (Non-GAAP)(1)	$42,377	$0.71	$40,258	$0.67	$84,677	$1.43	$83,107	$1.36
Less: After-tax restructuring and merger-related expenses	(28)	—	(41)	—	(2,519)	(0.05)	(1,300)	(0.02)
Net income available to common shareholders (GAAP)	$42,349	$0.71	$40,217	$0.67	$82,158	$1.38	$81,807	$1.34
(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income increased $9.3 million or 8.3% in the second quarter of 2023 compared to the same quarter of 2022, due to the 500 basis point increase in the federal funds rate since March 2022. Higher yields in all earning asset categories, due to the repricing of existing loans and higher investment rates offered in the current market environment, resulted in a 15 basis point increase in the net interest margin in the second quarter of 2023 as compared to the second quarter of 2022. Over the same time period, the yield on earning assets increased by a total of 139 basis points while the cost of interest bearing liabilities increased 189 basis points due to higher funding costs from increasing deposit costs and higher cost wholesale borrowings. Average loan balances increased by 10.8% from the second quarter of 2022, mainly attributable to higher new commercial loan demand, while average securities decreased by 7.9% over the same time period as investment maturities were used to fund the loan growth. Average deposits decreased 6.1% over the same time period as a result of interest rate and inflationary pressures and rising costs across the economy. Accretion from prior acquisitions benefited the second quarter 2023 net interest margin by three basis points, as compared to six basis points in the prior year period. For the six months ended June 30, 2023, net interest income increased $26.0 million or 11.8% from the first six months of 2022 for the same reasons as mentioned for the three months ended.

Loan growth and adjustments in regional macroeconomic factors and loan concentrations resulted in a provision for credit losses of $3.0 million in the second quarter of 2023, as compared to a negative provision of $0.8 million in the second quarter of 2022. Annualized net loan charge-offs, as a percentage of average portfolio loans, were 0.02% and 0.00% for the second quarter of 2023 and 2022, respectively.

For the second quarter of 2023, non-interest income increased $4.9 million or 18.0% compared to the second quarter of 2022, driven primarily by higher commercial swap fees, higher bank-owned life insurance income, and higher net gains on other assets and net securities gains, both of which reported losses in the prior year period. New commercial swap fees, which are recorded in other income, increased $1.6 million from the prior year period to $2.4 million, while associated fair market value adjustments totaled $0.2 million during the second quarter, as compared to $1.1 million last year. Net gains on other assets of $0.9 million increased $2.2 million year-over-year primarily due to a $1.1 million refund recognized during the quarter on an asset previously written-off, as well as a net loss on other assets of $1.3 million in the prior year period from the change in the fair value of the underlying equity investment at Wesbanco Community Development Corporation ("Wesbanco CDC"), which was subsequently sold. Net securities gains of $0.2 million increased $1.4 million year-over-year due to market fluctuations from equity securities in the deferred compensation plan. Bank-owned life insurance increased by $0.8 million or 33.8% in the second quarter of 2023 as compared to the second quarter of 2022 due to an increase in death benefits received.

Non-interest expense, excluding restructuring and merger-related expenses, increased in the second quarter of 2023 by $9.4 million or 10.8% to $96.4 million, compared to the second quarter of 2022, reflecting increased salaries and wages, employee benefits, FDIC insurance and equipment and software expense. Salaries and wages increased $3.3 million or 7.9% from the second quarter of 2022 to the second quarter of 2023 due to higher staffing levels, mostly revenue-producing positions, and normal merit increases. Employee benefits expense increased $2.8 million from last year's second quarter due to higher staffing levels, higher health insurance contributions and a $1.2 million credit in the prior year period related to the deferred compensation plan. Equipment and software expense increased $1.1 million in the second quarter of 2023 compared to the prior year second quarter due to the planned upgrade to one-third of our ATM fleet with the latest technology and general inflationary cost increases for existing service agreements. FDIC insurance expense increased by $0.9 million in the second quarter of 2023 from the second quarter of 2022 due to the increase in the minimum rate for all banks in 2023.

For the first half of 2023, the effective tax rate was 17.9% as compared to 18.8% for the six months ended June 30, 2022, and the provision for income taxes decreased by $1.1 million over the same time period. Both of these decreases are due to the decrease in pre-tax income and the increase in interest income on tax-exempt loans.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2023	2022	2023	2022
Net interest income	$121,567	$112,228	$245,898	$219,938
Taxable equivalent adjustment to net interest income	1,255	1,251	2,529	2,405
Net interest income, fully taxable equivalent	$122,822	$113,479	$248,427	$222,343
Net interest spread, non-taxable equivalent	2.41%	2.91%	2.59%	2.88%
Benefit of net non-interest bearing liabilities	0.74%	0.09%	0.65%	0.08%
Net interest margin	3.15%	3.00%	3.24%	2.96%
Taxable equivalent adjustment	0.03%	0.03%	0.03%	0.03%
Net interest margin, fully taxable equivalent	3.18%	3.03%	3.27%	2.99%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $9.3 million or 8.3% in the second quarter of 2023 compared to the second quarter of 2022. This increase was due to a 15 basis point increase year over year in the net interest margin to 3.18% for the second quarter of 2023, resulting from the 500 basis point increase in the federal funds rate since March of 2022. Portfolio loans increased by 9.0% from June 30, 2022, due to strong new loan growth and internal initiatives to improve lending efficiencies. Total purchase accounting accretion continued to decrease in the second quarter of 2023 as compared to the second quarter of 2022, as approximately three basis points of accretion from prior acquisitions was included in the second quarter 2023 net interest margin as compared to six basis points in the 2022 second quarter net interest margin. Total average deposits, excluding CDs, decreased in the second quarter of 2023 by $590.8 million or 4.7% compared to the second quarter of 2022. The cost of interest bearing deposits increased by 144 basis points and the cost of total interest bearing liabilities increased by 189 basis points from the second quarter of 2022 to the second quarter of 2023. The increase in the cost is primarily due to rate increases for interest bearing deposits in response to the general increase in overall borrowing rates in the marketplace resulting from the previously mentioned federal fund rate increases in 2022 and 2023.

Interest income increased $57.6 million or 48.6% in the second quarter of 2023 compared to the same period of 2022 and $106.0 million or 46.0% in the first six months of 2023 compared to the same period in 2022 due to the 500 basis point increase in the federal funds rate since March of 2022. Average loan balances increased $1.1 billion or 10.8% in the second quarter of 2023 compared to the second quarter of 2022, while loan yields increased by 142 basis points during this same period to 5.31% due to the previously mentioned rising rate environment and its effect on the repricing of portfolio loans, as well as higher offered rates on new loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the second quarter of 2023, average loans represented 71.1% of average earning assets, an increase from 66.1% in the second quarter of 2022. Average total securities balances decreased $340.5 million or 7.9% from the second quarter of 2022, and represented 25.7% of total earning assets in the second quarter of 2023. Taxable securities yields increased by 52 basis points in the second quarter of 2023 from the second quarter of 2022 due to the increased rate environment for this type of security. Tax-exempt securities yields, which are the highest yields within total securities, remained relatively flat with an increase of four basis points from the second quarter of 2022 to the second quarter of 2023.

Interest expense increased $48.3 million in the second quarter of 2023 and $80.0 million in the first half of 2023 as compared to the same periods in 2022, due to the timing of the previously mentioned federal funds rate increases and their effect on the costs of deposits and borrowings. The cost of interest bearing liabilities increased by 189 basis points from the second quarter of 2022 to 2.15% in the second quarter of 2023. Average interest bearing deposits decreased $508.0 million or 5.6% from the second quarter of 2022, due specifically to a 4.5% decrease in average interest bearing demand deposits, a 7.6% decrease in average money market accounts, and a 21.5% decrease in average certificates of deposit. The rate on interest bearing deposits increased 144 basis points to 1.57% from the second quarter of 2022, primarily from increases in rates on interest bearing public funds, money market funds and savings deposits, which were previously near their floors, and a mix shift from non-interest bearing demand deposits into interest bearing demand deposits and certificates of deposit. Average non-interest bearing demand deposit balances decreased from the second quarter of 2022 to the second quarter of 2023 by $333.1 million or 7.1%, and were 34.0% of total average deposits at June 30, 2023, compared to 34.3% at June 30, 2022, reflecting customers' preferences in the previously mentioned interest rate environment. The average balance of FHLB borrowings increased $1.2 billion from the second quarter of 2022 to 2023, due to increased loan funding demand and for liquidity purposes. Average repurchase agreements decreased $40.9 million or 28.0% from the second quarter of 2022 to 2023, while average subordinated and junior subordinated debt balances remained flat.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$438,604	5.71%	$744,261	0.74%	$359,466	5.16%	$951,588	0.39%
Loans, net of unearned income (1)	11,009,093	5.31%	9,932,744	3.89%	10,880,328	5.17%	9,823,024	3.89%
Securities: (2)
Taxable	3,198,838	2.32%	3,532,624	1.80%	3,250,174	2.33%	3,433,551	1.76%
Tax-exempt (3)	786,128	3.05%	792,878	3.01%	793,425	3.06%	761,304	3.03%
Total securities	3,984,966	2.46%	4,325,502	2.02%	4,043,599	2.47%	4,194,855	1.99%
Other earning assets	61,613	5.64%	13,296	3.82%	53,789	4.44%	14,365	3.81%
Total earning assets (3)	15,494,276	4.59%	15,015,803	3.20%	15,337,182	4.46%	14,983,832	3.14%
Other assets	1,800,070		1,955,649		1,796,162		1,998,126
Total Assets	$17,294,346		$16,971,452		$17,133,344		$16,981,958

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$3,228,799	2.14%	$3,380,684	0.14%	$3,129,921	1.82%	$3,392,029	0.12%
Money market accounts	1,635,939	1.77%	1,770,342	0.09%	1,634,347	1.42%	1,788,430	0.08%
Savings deposits	2,729,210	0.86%	2,700,642	0.05%	2,751,850	0.72%	2,664,005	0.05%
Certificates of deposit	912,144	1.28%	1,162,392	0.39%	887,560	0.93%	1,208,243	0.40%
Total interest bearing deposits	8,506,092	1.57%	9,014,060	0.13%	8,403,678	1.29%	9,052,707	0.13%
Federal Home Loan Bank borrowings	1,288,242	5.20%	123,474	1.34%	1,130,000	5.00%	151,593	1.31%
Repurchase agreements	105,266	1.87%	146,119	0.13%	118,155	1.55%	151,115	0.13%
Subordinated debt and junior subordinated debt	281,715	5.83%	280,962	3.97%	281,600	5.76%	214,704	3.71%
Total interest bearing liabilities (4)	10,181,315	2.15%	9,564,615	0.26%	9,933,433	1.84%	9,570,119	0.23%
Non-interest bearing demand deposits	4,379,345		4,712,466		4,479,200		4,644,982
Other liabilities	240,590		184,932		245,033		184,600
Shareholders’ equity	2,493,096		2,509,439		2,475,678		2,582,257
Total Liabilities and Shareholders’ Equity	$17,294,346		$16,971,452		$17,133,344		$16,981,958
Taxable equivalent net interest spread		2.44%		2.94%		2.62%		2.91%
Taxable equivalent net interest margin		3.18%		3.03%		3.27%		2.99%

(1)
Gross of allowance for credit losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $0.7 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively, and were $1.1 million and $6.6 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $1.2 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	Compared to June 30, 2022			Compared to June 30, 2022
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(785)	$5,648	$4,863	$(1,814)	$9,178	$7,364
Loans, net of unearned income	11,320	38,009	49,329	22,056	67,559	89,615
Taxable securities	(1,602)	4,260	2,658	(1,672)	9,304	7,632
Tax-exempt securities (1)	(51)	72	21	487	101	588
Other earning assets	654	87	741	862	51	913
Total interest income change (1)	9,536	48,076	57,612	19,919	86,193	106,112
Increase (decrease) in interest expense:
Interest bearing demand deposits	(54)	16,104	16,050	(164)	26,508	26,344
Money market accounts	(31)	6,868	6,837	(66)	10,834	10,768
Savings deposits	4	5,526	5,530	20	9,245	9,265
Certificates of deposit	(288)	2,078	1,790	(775)	2,495	1,720
Federal Home Loan Bank borrowings	12,471	3,831	16,302	18,826	8,201	27,027
Repurchase agreements	(17)	461	444	(25)	838	813
Subordinated debt and junior subordinated debt	7	1,309	1,316	1,475	2,616	4,091
Total interest expense change	12,092	36,177	48,269	19,291	60,737	80,028
Net interest income change (1)	$(2,556)	$11,899	$9,343	$628	$25,456	$26,084

(1)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net (charge-offs) recoveries have been (deducted) added to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The provision for credit losses - loans and loan commitments increased to $3.0 million in the second quarter of 2023 compared to a negative provision of $0.8 million in the second quarter of 2022. While the provision increased year-over-year, the $3.0 million provision in the second quarter of 2023 was a result of continued loan growth and adjustments in regional macroeconomic factors and loan concentrations. Non-performing loans were 0.28% of total portfolio loans as of June 30, 2023, decreasing from 0.35% of total portfolio loans at the end of the second quarter of 2022. Criticized and classified loans were 1.68% of total portfolio loans as of June 30, 2023, decreasing from 3.14% as of June 30, 2022, primarily due to risk rating improvements. Past due loans at June 30, 2023 were 0.21% of total portfolio loans, compared to 0.40% at June 30, 2022. Annualized net loan charge-offs increased to 0.05% for the six months ended June 30, 2023 compared to 0.00% for the six months ended June 30, 2022. Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Trust fees	$6,918	$6,527	$391	6.0	$14,412	$14,362	$50	0.3
Service charges on deposits	6,232	6,487	(255)	(3.9)	12,401	12,577	(176)	(1.4)
Electronic banking fees	5,010	5,154	(144)	(2.8)	9,615	10,499	(884)	(8.4)
Net securities brokerage revenue	2,523	2,258	265	11.7	5,098	4,478	620	13.8
Bank-owned life insurance	3,189	2,384	805	33.8	5,149	6,264	(1,115)	(17.8)
Net securities gains (losses)	205	(1,183)	1,388	117.3	350	(1,832)	2,182	119.1
Mortgage banking income	601	1,328	(727)	(54.7)	1,027	3,251	(2,224)	(68.4)
Net insurance services revenue	966	925	41	4.4	1,757	1,951	(194)	(9.9)
Payment processing fees	951	877	74	8.4	1,822	1,618	204	12.6
Net gain (loss) on other real estate owned and other assets	871	(1,302)	2,173	166.9	1,104	(2,108)	3,212	152.4
Net swap fee and valuation income	2,612	2,007	605	30.1	3,411	3,624	(213)	(5.9)
Other	1,763	1,521	242	15.9	3,347	2,681	666	24.8
Total non-interest income	$31,841	$26,983	$4,858	18.0	$59,493	$57,365	$2,128	3.7

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 20.8% of total revenue for the three months ended June 30, 2023. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the second quarter of 2023, non-interest income increased $4.9 million or 18.0% compared to the second quarter of 2022, primarily due to a $1.4 million increase in net securities gains, a $2.2 million increase in net gain on other real estate owned and other assets, a $0.8 million increase in bank-owned life insurance and a $0.6 million increase in net swap fee and valuation income. These increases were slightly offset by a $0.7 million decrease in mortgage banking income.

Trust fees increased $0.4 million or 6.0% compared to the second quarter of 2022, due to market value increases. Total trust assets were $5.1 billion at June 30, 2023 as compared to $4.8 billion at June 30, 2022. As of June 30, 2023, trust assets include managed assets of $4.1 billion and non-managed (custodial) assets of $1.0 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.8 billion and $0.9 billion as of June 30, 2023 and June 30, 2022, respectively, and are included in managed assets. Trust fees remained flat in the first six months of 2023 as compared to the first six months of 2022.

Bank-owned life insurance increased $0.8 million or 33.8% compared to the second quarter of 2022 due to an increase in mortality-related benefits received in the second quarter of 2023. For the six months ended June 30, 2023, bank-owned life insurance decreased by $1.1 million or 17.8% from the first six months of 2022, due to lower mortality-related benefits received in the year-to-date period, as no mortality-related benefits were received in the first quarter of 2023.

Net securities gains (losses) include both gains and losses on investment security transactions as well as market value adjustments on Wesbanco's deferred compensation plan. For the three months ended June 30, 2023, net securities gains (losses) increased $1.4 million compared to the same period of 2022, due to a $0.2 million increase in market adjustments on the deferred compensation plan in the second quarter of 2023 as compared to a $1.2 million decrease in market adjustments in the second quarter of 2022. These market adjustments had an offsetting effect in employee benefits expense. For the six months ended June 30, 2023, net securities gains (losses) increased by $2.2 million from the first six months of 2022 for the same reasons.

Mortgage banking income decreased $0.7 million or 54.7% in the second quarter of 2023 compared to the second quarter of 2022, due to lower margins on sales and decreased fair value adjustments on mortgage loan commitments and related derivatives. For the second quarter of 2023, total mortgage production was $207.7 million, which decreased by 36.6% from the second quarter of 2022. For the three months ended June 30, 2023, $84.1 million in mortgages were sold into the secondary market as compared to $61.1 million in the comparable 2022 period. Included in mortgage banking income above are gains of $0.1 million and $1.2 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended June 30, 2023 and 2022, respectively. Mortgage banking income decreased by $2.2 million or 68.4% from the first six months of 2022 to the first six months of 2023 for similar reasons as that for the three months ended.

Net gain (loss) on other real estate owned and other assets increased $2.2 million or 166.9% in the three months ended June 30, 2023 as compared to the same period in 2022, due primarily to a $1.1 million recovery of an asset previously written-off, as well as a negative market value adjustment of $1.3 million recorded in the second quarter of 2022 on an investment made by Wesbanco’s CDC in a start-up firm more than ten years ago that was acquired by a public company in 2021. This investment was sold later in 2022. Net gain (loss) on other real estate owned and other assets increased $3.2 million or 152.4% in the first six months of 2023 as compared to the same period in 2022 for similar reasons as that for the three months ended.

Net swap fee and valuation income, which includes fair value adjustments, increased $0.6 million in the second quarter of 2023 compared to the second quarter of 2022, due to a higher volume of new swaps originated. For the three months ended June 30, 2023, new swaps executed totaled $226.8 million in notional principal, resulting in $2.4 million of fee income, compared to new swaps executed of $35.8 million in notional principal resulting in $0.9 million of fee income for the three months ended June 30, 2022. Fair value adjustments on existing swaps for the three months ended June 30,

2023 were $0.2 million as compared to $1.1 million for the three months ended June 30, 2022. For the first six months of 2023, net swap fee and valuation income decreased by $0.2 million or 5.9% from the first six months of 2022. During this time period, new swap fee income increased by $3.3 million, but was offset by a $3.5 million decrease in fair value adjustments on existing swaps.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and wages	$44,471	$41,213	$3,258	7.9	$86,422	$80,150	$6,272	7.8
Employee benefits	11,511	8,722	2,789	32.0	23,570	17,880	5,690	31.8
Net occupancy	6,132	6,119	13	0.2	12,775	13,354	(579)	(4.3)
Equipment and software	8,823	7,702	1,121	14.6	17,885	15,713	2,172	13.8
Marketing	2,763	2,749	14	0.5	5,088	5,170	(82)	(1.6)
FDIC insurance	2,871	1,937	934	48.2	5,755	3,459	2,296	66.4
Amortization of intangible assets	2,282	2,579	(297)	(11.5)	4,583	5,178	(595)	(11.5)
Restructuring and merger-related expenses	35	52	(17)	(32.7)	3,188	1,646	1,542	93.7
Franchise and other miscellaneous taxes	3,015	2,951	64	2.2	5,913	5,945	(32)	(0.5)
Consulting, regulatory, accounting and advisory fees	3,401	3,524	(123)	(3.5)	6,099	7,211	(1,112)	(15.4)
ATM and electronic banking interchange expenses	1,772	1,532	240	15.7	3,399	2,950	449	15.2
Legal fees	706	736	(30)	(4.1)	1,177	1,671	(494)	(29.6)
Communications	1,311	1,149	162	14.1	2,741	2,215	526	23.7
Other real estate owned and foreclosure expenses	70	249	(179)	(71.9)	164	507	(343)	(67.7)
Supplies, postage and other	7,274	5,805	1,469	25.3	13,801	11,520	2,281	19.8
Total non-interest expense	$96,437	$87,019	$9,418	10.8	$192,560	$174,569	$17,991	10.3

Non-interest expense in the second quarter of 2023 increased $9.4 million or 10.8% as compared to the same quarter in 2022, principally from a $3.3 million increase in salaries and wages, a $2.8 million increase in employee benefits, a $1.5 million increase in supplies, postage and other operating expense, a $1.1 million increase in equipment and software expense and a $0.9 million increase in FDIC insurance expense.

Salaries and wages increased $3.3 million or 7.9% in the second quarter of 2023 as compared to the second quarter of 2022 due to higher salary expense related to higher staffing levels in revenue-producing positions, and normal merit increases. Average full time equivalent employees increased by 1.5% from the second quarter of 2022 to the second quarter of 2023 due to the planned hiring of loan officers. Salaries and wages increased $6.3 million or 7.8% in the first six months of 2023 as compared to the first six months of 2022 for the same reasons.

Employee benefits expense increased by $2.8 million or 32.0% in the second quarter of 2023 as compared to the second quarter of 2022. This increase was primarily due to a $1.3 million increase in deferred compensation plan expense, which relates to the increase in the market value of the underlying investments, a $0.7 million increase in pension expense and a $0.7 million increase in health insurance contributions. Employee benefits expense increased $5.7 million or 31.8% in the first six months of 2023 as compared to the first six months of 2022 for the same reasons.

Equipment and software costs increased $1.1 million or 14.6% in the second quarter of 2023 as compared to the second quarter of 2022, due primarily to general inflationary cost increases for existing service agreements as well as the continuation of the planned upgrade to one-third of Wesbanco's ATM fleet with the latest technology. Similarly, equipment and software costs increased $2.2 million or 13.8% in the first six months of 2023 as compared to the first six months of 2022.

FDIC insurance expense increased $0.9 million or 48.2% in the second quarter of 2023 as compared to the second quarter of 2022 due primarily to the two basis point increase in the minimum FDIC assessment rate for all banks. Similarly, FDIC insurance expense increased $2.3 million or 66.4% in the first six months of 2023 as compared to 2022.

Supplies, postage and other operating expense increased by $1.5 million or 25.3% in the second quarter of 2023 as compared to the second quarter of 2022 primarily due to costs associated with higher customer transactional volume and increased employee travel expenses. Similarly, supplies, postage and other expense increased $2.3 million or 19.8% in the first six months of 2023 as compared to 2022.

INCOME TAXES

The provision for income taxes was $9.1 million for the three months ended June 30, 2023, which is a $1.2 million decrease compared to the provision for the three months ended June 30, 2022. The provision for income taxes was $19.0 million for the six months ended June 30, 2023, which is a $1.1 million decrease compared to the provision for the same period in 2022. The decrease in the provision for income taxes is due to a decrease in the effective tax rate from 18.8% in the first half of 2022 to 17.9% in the first half of 2023. The decrease is attributable to the decrease in pre-tax income as well as an increase in interest income on tax-exempt loans.

FINANCIAL CONDITION

Total assets increased 2.5%, while shareholders' equity increased 1.6% and total deposits decreased 2.1% at June 30, 2023 as compared to December 31, 2022. Total securities decreased $223.6 million or 5.9% from December 31, 2022 to June 30, 2023, as investment maturities were used to fund loan growth. Total portfolio loans increased $427.2 million or 4.0% as new originations outpaced pay downs. Deposits decreased $269.7 million, or 2.1% from December 31, 2022, as decreases of 3.3% and 3.1% in demand deposits and savings deposits, respectively, were partially offset by increases of 8.4% and 0.1% in certificate of deposits and money market deposits, respectively. The overall decrease in transaction-based accounts is primarily attributable to the impact on interest rates, inflationary pressure and rising costs across the country causing a decrease in personal savings. Deposits were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. Total borrowings increased 57.2% or $641.7 million during the first six months of 2023, which was primarily due to a $675.0 million increase in FHLB borrowings and partially offset by a $33.8 million decrease in other short-term borrowings. Shareholders' equity increased $38.3 million or 1.6% from December 31, 2022, to $2.5 billion at June 30, 2023. The increase resulted primarily from net income during the current six-month period of $87.2 million, exceeding the declaration of common and preferred shareholder dividends totaling $41.1 million and $5.1 million, respectively, and was slightly offset by a $2.2 million other comprehensive loss for the six months ended June 30, 2023.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2023	2022	Change ($)	Change (%)
Equity securities (at fair value)	$11,948	$11,506	$442	3.8
Available-for-sale debt securities (at fair value)
U.S. Government sponsored entities and agencies	211,951	225,970	(14,019)	(6.2)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,721,887	1,846,053	(124,166)	(6.7)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	305,242	349,731	(44,489)	(12.7)
Obligations of states and political subdivisions	78,431	92,228	(13,797)	(15.0)
Corporate debt securities	11,711	15,158	(3,447)	(22.7)
Total available-for-sale debt securities	$2,329,222	$2,529,140	$(199,918)	(7.9)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$3,887	$4,357	$(470)	(10.8)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	42,371	45,909	(3,538)	(7.7)
Obligations of states and political subdivisions	1,157,889	1,177,986	(20,097)	(1.7)
Corporate debt securities	20,323	20,377	(54)	(0.3)
Total held-to-maturity debt securities	1,224,470	1,248,629	(24,159)	(1.9)
Total securities	$3,565,640	$3,789,275	$(223,635)	(5.9)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.27%	2.23%
As a % of total securities	65.7%	67.0%
Weighted average life (in years)	6.8	6.7
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	2.97%	2.96%
As a % of total securities	34.3%	33.0%
Weighted average life (in years)	9.2	9.5
Total securities:
Weighted average yield at the respective period end (2)	2.49%	2.45%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	7.5	7.6

(1)
At June 30, 2023 and December 31, 2022, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $223.6 million or 5.9% from December 31, 2022 to June 30, 2023. Through the first six months of the year, the available-for-sale portfolio decreased by $199.9 million or 7.9%, primarily due to $148.9 million in paydowns, $28.3 million in sales, $19.0 million in maturities and calls and an increase of $3.2 million in unrealized losses. The held-to-maturity portfolio decreased by $24.2 million or 1.9% due primarily to maturities and calls of municipal securities. The weighted average yield of the portfolio increased 4 basis points from 2.45% at December 31, 2022 to 2.49% at June 30, 2023, primarily due to increases in the indices tied to variable rate securities.

Total gross unrealized securities losses decreased $9.1 million from $510.7 million at December 31, 2022 to $501.6 million at June 30, 2023. The decrease in unrealized losses from December 31, 2022 was due to a slight decrease in market rates in 2023 to date, causing market prices to increase slightly, particularly on the municipal securities segment of the portfolio. Wesbanco did not allocate any allowance for credit losses to the unrealized losses on available-for-sale debt securities at June 30, 2023. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2023 and December 31, 2022 were $264.2 million and $261.8 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $152.2 million at June 30, 2023, compared to $164.2 million at December 31, 2022. With approximately 34% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $9.1 million and $9.5 million as of June 30, 2023 and December 31, 2022, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

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

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2023		December 31, 2022
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$829,744	7.4	$943,887	8.8
Improved property	5,465,723	48.9	5,117,457	47.8
Total commercial real estate	6,295,467	56.3	6,061,344	56.6
Commercial and industrial	1,558,491	14.0	1,579,395	14.7
Residential real estate	2,341,928	21.0	2,140,584	20.0
Home equity	701,824	6.3	695,065	6.5
Consumer	232,254	2.1	226,340	2.1
Total portfolio loans	11,129,964	99.7	10,702,728	99.9
Loans held for sale	28,970	0.3	8,249	0.1
Total loans	$11,158,934	100.0	$10,710,977	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $427.2 million or 4.0% from December 31, 2022, and have increased $921.3 million or 9.0% over the past twelve months. The increase over the last twelve months was driven by a 10.8% growth in improved property loans due to increased originations and continued low prepayment rates, as well as a 22.8% increase in residential real estate balances, which also stems from low prepayment rates and construction advances, despite efforts to sell more loans into the secondary market. Land and construction loans declined by 9.8% as a large number of construction projects were completed and subsequently transferred to improved property loans, which further increased those balances. Home equity loans have increased 17.4% and commercial and industrial loans have increased 0.6% over the 12 month period, while consumer loans have decreased 22.7%.

Total loan commitments of $5.1 billion, including loans approved but not closed, increased $479.0 million or 10.4% from December 31, 2022 due primarily to increased availabilities under lines of credit and loans approved but not closed. The average line utilization percentage for the commercial portfolio was 32.0% for the three months ended June 30, 2023 compared to 34.7% for the three months ended December 31, 2022.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

Loans held for sale at both June 30, 2023 and December 31, 2022 are originated residential mortgages that are committed to be sold into the secondary market. Loans held for sale increased by $20.7 million or 251.2% from December 31, 2022 due to an ongoing effort to increase the volume of fixed-rate mortgage originations, which may subsequently be sold.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate - land and construction	$—	$112
Commercial real estate - improved property	11,196	16,254
Commercial and industrial	2,350	2,946
Residential real estate	12,650	13,695
Home equity	5,261	5,044
Consumer	98	134
Total non-accrual loans (1)	31,555	38,185
TDRs accruing interest (2):
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	—	347
Commercial and industrial	—	166
Residential real estate	—	2,362
Home equity	—	330
Consumer	—	25
Total TDRs accruing interest (1)	—	3,230
Total non-performing loans	$31,555	$41,415
Other real estate owned and repossessed assets	1,432	1,486
Total non-performing assets	$32,987	$42,901
Non-performing loans/total portfolio loans	0.28%	0.39%
Non-accrual loans/total portfolio loans	0.28%	0.36%
Non-performing assets/total assets	0.19%	0.25%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.30%	0.40%
(1)
Loans previously designated as TDRs that were also on non-accrual of $1.7 million are included in total non-accrual loans as of December 31, 2022.
(2)
Wesbanco eliminated the TDR classification as of January 1, 2023 due to the adoption of ASU 2022-02.

As of the adoption of ASU 2022-02, non-performing loans consist only of non-accrual loans. Non-performing loans in prior periods also include loans that were previously designated as TDRs. Non-performing loans decreased $9.9 million or 23.8%, from December 31, 2022 due in part to this change. Non-accrual loans decreased $6.6 million or 17.4%. (Please see the Notes to the Consolidated Financial Statements for additional discussion).

The following table presents past due and accruing loans excluding non-accruals:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUALS

(unaudited, dollars in thousands)	June 30, 2023	December 31, 2022
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$629
Commercial real estate - improved property	1,235	84
Commercial and industrial	537	1,586
Residential real estate	1,301	1,551
Home equity	1,655	1,063
Consumer	419	530
Total loans past due 90 days or more	5,147	5,443
Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	910
Commercial real estate - improved property	7,020	2,459
Commercial and industrial	1,083	984
Residential real estate	2,486	3,582
Home equity	3,749	3,920
Consumer	4,010	3,584
Total loans past due 30 to 89 days	18,348	15,439
Total loans 30 days or more past due	$23,495	$20,882
Loans past due 90 days or more and accruing to total portfolio loans	0.05%	0.05%
Loans past due 30-89 days and accruing to total portfolio loans	0.16%	0.14%

Loans past due 30 days or more and accruing interest, excluding non-accruals, increased $2.6 million or 12.5% from December 31, 2022. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due decreased $0.3 million and represented 0.05% of total portfolio loans at both June 30, 2023 and December 31, 2022. Loans 30 to 89 days past due represented 0.16% of total portfolio loans at June 30, 2023 and 0.14% at December 31, 2022.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of June 30, 2023, the total allowance for credit losses – loans and commitments was $130.3 million, of which $120.2 million related to loans and $10.1 million related to loan commitments. The allowance for credit losses – loans was 1.08% of total portfolio loans as of June 30, 2023, compared to 1.10% as of December 31, 2022. Excluded from the allowance for credit losses and related coverage ratio are fair market value adjustments on previously acquired loans representing 0.14% of total portfolio loans. The allowance for credit losses – loans individually-evaluated decreased $1.0 million from December 31, 2022 to June 30, 2023. The population of individually-evaluated loans consisted of nine loans, with a total outstanding loan balance of $28.3 million. The allowance for loans collectively-evaluated increased from December 31, 2022 to June 30, 2023 by $3.4 million. The allowance for credit losses- loan commitments was $10.1 million at June 30, 2023 as compared to $8.4 million as of December 31, 2022, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under the current expected credit losses methodology ("CECL") is calculated utilizing the PD/LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of June 30, 2023, the forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.0%, and subsequently increase to an average of 4.8% over the remainder of the forecast period. Loan growth along with economic drivers of the quantitative model, including those for prepayment speed fluctuations, caused the allowance for credit losses - loans to increase from December 31, 2022 to June 30, 2023, by $2.4 million.

Criticized and classified loans were 1.68% of total portfolio loans, or $186.8 million, at June 30, 2023, decreasing from 2.34% of total portfolio loans, or $250.5 million, at December 31, 2022. The $63.7 million decline is primarily due to upgrades across the commercial loan portfolio. See Footnote 4, “Loans and the Allowance for Credit Losses” for more information.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	June 30, 2023	Percent of Total	December 31, 2022	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$5,798	4.5	$6,737	5.3
Commercial real estate - improved property	52,951	40.6	52,659	41.7
Commercial and industrial	32,137	24.7	31,540	25.0
Residential real estate	20,315	15.6	18,208	14.4
Home equity	4,420	3.4	4,234	3.4
Consumer	3,450	2.6	3,127	2.5
Deposit account overdrafts	1,095	0.8	1,285	1.0
Total allowance for credit losses - loans	$120,166	92.2	$117,790	93.3
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$7,193	5.6	$6,025	4.8
Commercial real estate - improved property	182	0.1	—	0.0
Commercial and industrial	527	0.4	—	0.0
Residential real estate	1,594	1.2	2,215	1.8
Home equity	628	0.5	128	0.1
Consumer	—	0.0	—	0.0
Total allowance for credit losses - loan commitments	10,124	7.8	8,368	6.7
Total allowance for credit losses - loans and loan commitments	$130,290	100.0	$126,158	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at June 30, 2023.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Deposits
Non-interest bearing demand	$4,286,235	$4,700,438	$(414,203)	(8.8)
Interest bearing demand	3,273,745	3,119,807	153,938	4.9
Money market	1,685,667	1,684,023	1,644	0.1
Savings deposits	2,655,680	2,741,004	(85,324)	(3.1)
Certificates of deposit	960,107	885,818	74,289	8.4
Total deposits	$12,861,434	$13,131,090	$(269,656)	(2.1)

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 194 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits decreased $269.7 million or 2.1% during the first six months of 2023. Demand deposits decreased 3.3%, savings deposits decreased 3.1%, while money market deposit accounts increased 0.1%. The overall decrease in transaction-based accounts is primarily attributable to interest rate and inflationary pressures and rising costs across the economy, combined with the Federal Reserve's tightening actions to control inflation which has resulted in industry-wide deposit contraction. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, Wesbanco also participates in the Insured Cash Sweep (ICS®) deposit program. ICS® reciprocal balances totaled $794.5 million at June 30, 2023 compared to $580.6 million at December 31, 2022. In addition, ICS® one-way buys totaled $200.5 million at June 30, 2023 compared to $0 at December 31, 2022.

Certificates of deposit increased 8.4% from December 31, 2022 to June 30, 2023. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $31.5 million in outstanding balances at June 30, 2023, none of which represented one-way buys, compared to $21.0 million in total outstanding balances, none of which represented one-way buys, at December 31, 2022. Certificates of deposit greater than $250,000 were approximately $131.7 million at June 30, 2023 compared to $133.9 million at December 31, 2022. Certificates of deposit totaling approximately $646.7 million at June 30, 2023 with a cost of 1.95% are scheduled to mature within the next 12 months. Wesbanco intends to continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,380,000	$705,000	$675,000	95.7
Other short-term borrowings	101,286	135,069	(33,783)	(25.0)
Subordinated debt and junior subordinated debt	281,854	281,404	450	0.2
Total	$1,763,140	$1,121,473	$641,667	57.2

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. FHLB borrowings increased $675.0 million from December 31, 2022 to June 30, 2023, as $1.4 billion in new advances were partially offset by $0.7 billion in maturities. The average cost of maturing FHLB advances was 4.98% during the first six months of 2023, compared to an average cost of 5.13% for new borrowings during the first six months of 2023.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements, overnight sweep checking accounts, and borrowings on a revolving line of credit, were $101.3 million at June 30, 2023, compared to $135.1 million at December 31, 2022. There were no outstanding federal funds purchased at either June 30, 2023 or December 31, 2022.

Wesbanco renewed a revolving line of credit in August 2022, which is a senior obligation of the parent company, with another financial institution. This line of credit, with each advance accruing interest at the borrower selected rate of either an adjusted base rate, Daily SOFR, or Term SOFR, provides for aggregate unsecured borrowings of up to $30.0 million. There were no outstanding balances at either June 30, 2023 or December 31, 2022.

CAPITAL RESOURCES

Shareholders' equity increased $38.3 million or 1.6% from December 31, 2022, to $2.5 billion at June 30, 2023. The increase resulted from net income during the current six-month period of $87.2 million, exceeding the declaration of common and preferred shareholder dividends totaling $41.1 million and $5.1 million, respectively, and a $2.2 million other comprehensive loss for the six months ended June 30, 2023. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.35 per share in November 2022, representing a 2.9% increase over the prior quarterly rate and a cumulative 150% increase since 2010.

Wesbanco purchased a total of 162,700 shares of its common stock at a total cost of $3.7 million or $23.04 per share during the six month period ended June 30, 2023 under the current share repurchase authorization. These purchases included both those on the open market for general corporate purposes as well as those purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction. At June 30, 2023, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 1,021,901 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2023, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of June 30, 2023, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $65.4 million from the Bank.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at June 30, 2023 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized,” as the capital benefit approximated 11 to 15 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			June 30, 2023			December 31, 2022
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,612,358	9.78%	$659,700	$1,576,764	9.90%	$636,966
Common equity Tier 1	4.50%	6.50%	1,467,873	11.03%	598,623	1,432,280	11.20%	575,500
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,612,358	12.12%	798,164	1,576,764	12.33%	767,344
Total capital to risk-weighted assets	8.00%	10.00%	1,972,773	14.83%	1,064,219	1,933,007	15.11%	1,023,112
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,591,009	9.66%	$658,489	$1,558,305	9.80%	$636,033
Common equity Tier 1	4.50%	6.50%	1,591,009	12.00%	596,794	1,558,305	12.22%	574,079
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,591,009	12.00%	795,725	1,558,305	12.22%	765,439
Total capital to risk-weighted assets	8.00%	10.00%	1,671,424	12.60%	1,060,967	1,634,548	12.81%	1,020,585
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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to the possible need for funds to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of Wesbanco’s investment portfolio management. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 63.4% at June 30, 2023 and deposit balances funded 74.1% of assets.

The following table lists the sources of liquidity from assets at June 30, 2023 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$562,318
Securities with a maturity date within the next year and callable securities	254,287
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	300,265
Loans held for sale	28,970
Accruing loans scheduled to mature	1,008,610
Normal loan repayments	1,411,658
Total sources of liquidity expected within the next year	$3,566,108
(1)
Projected prepayments are based on current prepayment speeds.

Deposit flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $12.9 billion at June 30, 2023. Deposit flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $646.7 million at June 30, 2023, with a weighted average cost of 1.95%, which includes jumbo regular certificates of deposit totaling $282.6 million with a weighted-average cost of 2.50%, and jumbo CDARS® deposits of $25.5 million with a weighted-average cost of 2.81%, which included no one-way buys.

Uninsured deposits, as reported for regulatory purposes, totaled $3.9 billion at June 30, 2023, or 30% of total deposits. Uninsured deposits include $846.6 million of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at June 30, 2023, uninsured deposits were $3.0 billion, or 24% of total deposits.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $3.3 billion and $3.6 billion at June 30, 2023 and December 31, 2022, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB otherwise unpledged securities. At June 30, 2023, the Bank had unpledged available-for-sale securities with an estimated fair value of $646.6 million, or 28.5% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. A significant portion of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015. In addition, at June 30, 2023, the Bank had unpledged held-to-maturity securities with an estimated fair value of $818.8 million. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at June 30, 2023. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at June 30, 2023, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans. In addition, in March 2023, the Federal Reserve announced that it would make available additional funding to eligible depository institutions through the creation of a new Bank Term Funding Program ("BTFP"). The BTFP would offer loans of up to one year in length to eligible depository institutions that pledge U.S. Treasuries, agency debt and mortgage-backed securities, or other qualifying assets as collateral. As of June 30, 2023, Wesbanco has not utilized the BTFP for funding, but does have $615.5 million in par value of qualifying investment securities that could be used to access funds from the program.

Other short-term borrowings of $101.3 million at June 30, 2023 consisted of callable repurchase agreements and overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank, $277.7 million in cash on hand, and a $30.0 million revolving line of credit with another bank, which did not have an outstanding balance at June 30, 2023. Wesbanco is in compliance with all applicable loan covenants. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2023, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $65.4 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $5.1 billion and $4.6 billion at June 30, 2023 and December 31, 2022, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 10, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

As early as 2018, in anticipation of the potential discontinuance of LIBOR, Wesbanco established a LIBOR transition committee to effectively manage the Company’s transition away from LIBOR in two phases. The first phase included adding additional fallback language to loan documents to allow Wesbanco to replace LIBOR with an equivalent rate index plus the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also, as part of the first phase, Wesbanco began quoting to the Treasury Rate published by the Federal Reserve Board instead of the ICE LIBOR Swap Index (which is tied to LIBOR) when repricing certain term loans and originating new loans. The second phase consisted of working to continue to transition existing adjustable-rate loans that fluctuate monthly or periodically that are tied to LIBOR or the ICE LIBOR Swap Index. Wesbanco tracked the dollar amount and number of loans tied to LIBOR or the ICE LIBOR Swap Index, monitored current industry trends, and worked with legal counsel to ensure the smooth transition away from LIBOR. Wesbanco has not offered LIBOR for new contracts after December 31, 2021. With respect to its back-to-back swap program, Wesbanco worked with its swap counterparty customers to institute and accept the International Swaps and Derivatives Association 2020 Interbank Offered Rate Fallbacks Protocol to address LIBOR cessation in swap transactions. Moreover, Wesbanco chose 1M Term SOFR as its replacement index for new loans in the bank’s back-to-back swap program, beginning on January 1, 2022. The final step ahead of the discontinuance of LIBOR on June 30, 2023 was to transition all remaining LIBOR based loans to their appropriate replacement indexes. Ahead of the discontinuance of LIBOR, Wesbanco provided notice to its impacted customers that, for any loan rate reset occurring after the discontinuance of LIBOR, the loan rate would be determined based on a new index consistent with the LIBOR Act and recommendations from the ARRC. Following that customer communication, all necessary changes were made within the applicable loan systems. With the final step now complete, Wesbanco has concluded its transition away from LIBOR. In the coming months, the LIBOR Transition Committee will continue to meet on occasion to ensure no issues arise and to monitor any changing industry trends on the indexes used for pricing new loans.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases of 100 - 200 basis points and decreases of 100 - 400 basis points across the entire yield curve, as compared to a stable rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at June 30, 2023 and December 31, 2022, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2023	December 31, 2022	Guidelines
+200	5.0%	5.6%	(10.0%)
+100	2.5%	2.8%	(7.5%)
-100	(2.7%)	(4.4%)	(7.5%)
-200	(6.3%)	(9.8%)	(10.0%)
-300	(10.6%)	(15.6%)	(15.0%)
-400	(15.5%)	N/A	(20.0%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of June 30, 2023 and December 31, 2022. Changes in EVE sensitivity since year-end 2022 relate to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	June 30, 2023	December 31, 2022	Guidelines
+200	(1.5%)	(4.3%)	(20.0%)
+100	1.8%	(1.8%)	(10.0%)
-100	(3.5%)	(0.8%)	(10.0%)
-200	(9.8%)	(7.9%)	(20.0%)
-300	(18.1%)	(17.5%)	(30.0%)
-400	(27.8%)	N/A	(40.0%)

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

CHANGES IN INTERNAL CONTROLS— There were no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2023, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 1,021,901 shares remaining for repurchase.

Other repurchases in the second quarter included those for Wesbanco's Employee Stock Ownership and 401(k) Plan and dividend reinvestment plans and those from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2023				1,183,207

April 1, 2023 to April 30, 2023	49,321	$29.23	—	1,183,207
May 1, 2023 to May 31, 2023	121,246	$22.20	99,428	1,083,779
June 1, 2023 to June 30, 2023	72,564	$24.62	61,878	1,021,901
Total	243,131	$24.35	161,306	1,021,901
(1)
Total shares purchased consist of open market purchases transacted in the KSOP for employee benefit and dividend reinvestment plans.
(2)
Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.”

ITEM 6. EXHIBITS

10.1	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan - Stock Option Agreement.

10.2	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan - Restricted Stock Agreement.

10.3	Eighth Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2023.

10.4	Ninth Amendment to the Wesbanco, Inc. KSOP, effective July 31, 2023.

10.5

Employment Agreement, dated as of July 21, 2023, by and among Wesbanco Bank, Inc., Wesbanco, Inc. and Jeffrey H. Jackson (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 21, 2023)

10.6

First Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2023, by and among Wesbanco Bank, Inc., Wesbanco, Inc. and Todd F. Clossin (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 21, 2023)

10.7

First Amendment to Restricted Stock Agreement, dated as of July 21, 2023, by and between Wesbanco, Inc. and Todd F. Clossin (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 21, 2023)

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

WESBANCO, INC.

Date: August 3, 2023	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)