Form 10-K
period 2023-12-31
WESBANCO INC
filed 2024-02-26
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

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

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2023, determined using a per share closing price on that date of $25.77, was $1,452,264,276.

As of February 14, 2024, there were 59,377,435 shares of Wesbanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Wesbanco, Inc.’s definitive proxy statement which will be filed by April 30, 2024 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2024 are incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2023, Wesbanco operated one commercial bank: Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”). The Bank has 192 branches and 183 ATM machines located in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. Total assets of Wesbanco as of December 31, 2023 approximated $17.7 billion. Wesbanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment is approximately $5.4 billion as of December 31, 2023. These assets are held by Wesbanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

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

FAH, LLC and Flagship Acquisitions Trust, which were acquired in the Old Line Bancshares, Inc. ("OLBK") acquisition and are Maryland limited liability corporations, hold certain real estate properties located in the Maryland area. Each of these entities is a wholly owned subsidiary of Wesbanco Bank.

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

As of December 31, 2023, none of Wesbanco’s subsidiaries were engaged in any operations in foreign countries, and only one had any transactions with customers in foreign countries. The Bank also provides letters of credit internationally for certain domestic customers and provides international wire services through a third-party correspondent bank.

WEBSITE ACCESS TO WESBANCO’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

Wesbanco’s electronic filings with the Securities and Exchange Commission (the “SEC”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on Wesbanco’s website, www.wesbanco.com, through the “Investors” link as soon as reasonably practicable after Wesbanco files such material with, or furnishes it to, the SEC. Wesbanco’s SEC filings are also available through the SEC’s website at www.sec.gov. Wesbanco routinely posts important information on the Company's website in the "Investors" section. Wesbanco may also use its website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investors section of the website in addition to following Wesbanco's press releases, SEC filings, public conference calls, presentations and webcasts. The information contained on, or that may be accessed through, Wesbanco's website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.

Upon written request of any shareholder of record on December 31, 2023, Wesbanco will provide, without charge, a printed copy of this 2023 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: John Iannone, Wesbanco, Inc., 1 Bank Plaza, Wheeling, West Virginia 26003 (304) 905-7021.

HUMAN CAPITAL RESOURCES

At December 31, 2023, we employed 2,321 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 10 years while the average tenure of our executive officers was over 16 years. None of our employees are represented by collective bargaining agreements. We believe our relations with our employees are very good. The safety and care of our employees and their families as well as their communities is paramount for us.

Of our total employees, 10% or 235 were minorities with 80 or 34% of those officers. Of our 1,105 total officers, 603 or 55% were women. Our turnover rate for 2023 was 19%. Our turnover rate for officers was 15% for 2023.

Our corporate culture has been established by senior management and overseen by our board of directors. Built upon our ‘Better Banking Pledge’ and our ‘Service & Support Pledge’, our culture, which is both customer and employee-centric, is focused on growing long-term relationships by pledging to serve all personal and business customer needs efficiently and effectively while treating our employees with dignity and respect. Wesbanco completed its first employee engagement survey which focused on employee satisfaction. We were pleased with the number of participants and their feedback. Wesbanco is in the process of rolling out its second survey in the first quarter of 2024 with a focus on Wesbanco culture.

Wesbanco has been a leader in its communities for over 150 years, and we want to continue to take a leadership role by noting our stance for equality. We are a group with diverse backgrounds and ethnicities, and share the same values of dignity and respect for our co-workers, customers, and fellow community members. We have been able to enhance our diversification through the retention of many of the employees we have acquired through our acquisition strategy who bring a strong skill set and a diverse background. Wesbanco ensures diversity in our workforce representation by reflecting the makeup of the communities it serves.

Wesbanco has held a Women’s Symposium for over 6 years and in past years, added a Diversity and Inclusion Forum. In 2023, the first, combined and in-person, Wesbanco Diversity, Equity and Inclusion Symposium event was held. This event focused on women, multi-cultural, and LGBTQ+ leadership initiatives as well as allies and sponsors involved in the formation of Employee Resource Groups ("ERGs"). The two-day event included educational information and activities geared toward diversity in leadership and participating in future ERGs. Mentoring, allyship and sponsorship were important focuses in these learning sessions.

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

Our hope is that this not only helps us evolve and grow as a company but that it also spreads to all of our other community efforts. In 2023, Wesbanco provided philanthropic donations totaling $0.9 million in support of worthwhile organizations serving communities across our footprint. Further, our employees provided technical assistance services and financial education to non-profit organizations and area schools that resulted in 11,500 volunteer hours in 2023.

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

SUPERVISION AND REGULATION

As a bank holding company and a financial holding company under federal law, Wesbanco is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. Since Wesbanco is both a bank holding company and a financial holding company, Wesbanco can offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related to banking, securities underwriting, insurance (both underwriting and agency) and merchant banking. Wesbanco is subject to additional supervision from the Federal Reserve Board and its primary banking regulators due to its exceeding the $10 billion asset threshold and seeks to ensure that sufficient resources are allocated to safety and soundness compliance with applicable laws, such as the Bank Secrecy Act, anti-money laundering regulations, and the Community Reinvestment Act (“CRA”), among others, and risk management and internal audit, among other functions, so that the enhanced requirements of the Federal Reserve Board and its primary banking regulators are met.

As indicated above, Wesbanco presently operates one bank subsidiary, Wesbanco Bank, which is a West Virginia-chartered banking corporation which is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), the West Virginia Division of Financial Institutions (“WVDFI”), and the Consumer Financial Protection Bureau (“CFPB”) because its assets exceed $10 billion. The deposits of Wesbanco Bank are insured by the Deposit Insurance Fund of the FDIC. Wesbanco’s non-bank subsidiaries are subject to examination and supervision by the Federal Reserve Board and specifically, the Federal Reserve Bank of Cleveland, Ohio (“Federal Reserve”) and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC, the Financial Institution Regulatory Authority, Inc. (“FINRA”), the Municipal Securities Rulemaking Board and the Securities Investors Protection Corporation (“SIPC”). Wesbanco Bank maintains one designated financial subsidiary, Wesbanco Insurance, which, as indicated above, is a multi-line insurance agency specializing in property, casualty, life and title insurance, with benefit plan sales and administration for personal and commercial clients. As a result of exceeding the $10 billion asset threshold, Wesbanco Bank is subject to enhanced prudential supervision from both the FDIC and WVDFI as part of their large bank supervision program.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to Wesbanco’s shareholders. For the year ended December 31, 2023, Wesbanco declared cash dividends to its preferred and common shareholders of approximately $10.1 million and $82.9 million, respectively.

As of December 31, 2023, Wesbanco Bank was “well capitalized” under the definition in Section 324.403 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 324.403 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. Effective January 1, 2016, Wesbanco Bank and Wesbanco became subject to “capital conservation buffer” rules, phased in over a four year period which ended in 2019, which requires Wesbanco and Wesbanco Bank to have capital levels above the regulatory minimums to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2023, under West Virginia and FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $135.5 million from Wesbanco Bank. Additional information regarding dividend restrictions is set forth in Note 21, “Regulatory Matters,” in the Consolidated Financial Statements.

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

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. Beginning in 2019, Wesbanco Bank is considered to be a large bank for the purposes of the premium calculation because its total assets exceed $10 billion, and it is therefore subject to more continuous oversight by the FDIC. Large banks are subject to a more complex insurance premium calculation with additional loan-related and other risk factors involved which leads to an overall higher rate as compared to that of smaller banks. In 2023, Wesbanco Bank paid deposit insurance premiums of $11.2 million, compared to $7.2 million and $4.5 million in 2022 and 2021, respectively. The increase in 2023's premiums was due primarily to an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points, beginning in the first quarterly assessment period of 2023. The increase in assessment rate schedules was intended to increase the likelihood that the reserve ratio of the Deposit Insurance Fund reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.

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

The Federal Reserve Board has established the following minimum capital levels banks and bank holding companies are required to maintain as a percentage of risk-weighted assets (including various off-balance sheet items): (i) CET1 of at least 4.5%, (ii) Tier 1 capital ratio of at least 6%, (iii) total capital ratio (Tier 1 and Tier 2 capital) of at least 8%; and (iv) a non-risk-based leverage ratio (Tier 1 capital to average consolidated assets) of 4%. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Balance sheet and off-balance sheet exposures are assigned to one of several risk-weights primarily based on relative credit risk. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Additionally, with the final capital rule fully implemented as of January 1, 2019, an institution is required to maintain a 2.5% common equity Tier 1 capital conservation buffer over the minimum risk-based capital requirements to avoid restrictions on the ability to pay dividends, discretionary bonuses to executive officers, and engage in share repurchases.

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

As of December 31, 2023, Wesbanco’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 10.99%, 12.05% and 14.91%, respectively. Wesbanco made a timely permanent election to exclude accumulated other comprehensive income from regulatory capital. As of December 31, 2023, Wesbanco Bank’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 12.13%, 12.13% and 12.97%, respectively, all in excess of the minimum requirements. Neither Wesbanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2023, Wesbanco’s leverage ratio was 9.87% and the Bank’s leverage ratio was 9.93%.

As of December 31, 2023, Wesbanco had $131.0 million in junior subordinated debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $126.9 million underlying such junior subordinated debt were included in Tier 2 capital as of December 31, 2023, in accordance with regulatory reporting requirements. In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, permits bank holding companies with consolidated assets of less than $15 billion, which Wesbanco was through September 30, 2019, to continue counting existing trust preferred securities as Tier 1 capital until they mature. The final Basel III capital rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions of less than $15 billion in size, subject to a 25% limit of Tier 1 capital. The amount of trust preferred securities and certain other elements in excess of the 25% limit may be included in Tier 2 capital, subject to restrictions. As of December 31, 2023, Wesbanco’s total assets were above $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits. For more information regarding trust preferred securities, please refer to Note 10, “Subordinated and Junior Subordinated Debt” in the Consolidated Financial Statements.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a common equity Tier 1 ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio or common equity Tier 1 ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2023, as noted above in “Capital Requirements,” Wesbanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

An interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. This interim final rule was effective April 1, 2014 and did not have a material impact on Wesbanco for the year ended December 31, 2023.

The Federal Reserve Board revised the Volcker Rule, issuing a final rule in November 2019. Under the new rule, banking entities with gross consolidated trading assets and liabilities between $1 billion and $20 billion are subject to a simplified compliance program because they are considered to have “moderate” trading assets. The new rule was effective January 1, 2020; however, Wesbanco is not subject to the moderate trading compliance program because Wesbanco has gross consolidated trading assets and liabilities below $1 billion.

Passed in 2011, the Durbin Amendment requires the Federal Reserve to limit fee charges to retailers for debit card processing. The Federal Reserve Board promulgated Regulation II (Debit Card Interchange Fees and Routing) that limits the interchange fees paid by merchants to issuers when their debit cards are used as payment. An issuer is defined as “any person that authorizes the use of the debit card to perform an electronic debit transaction.” The application of the Durbin Amendment is determined by whether the issuer, together with its affiliates, has $10 billion in assets as of the end of the calendar year preceding the date of the electronic debit transaction. An affiliate is defined as “any company that controls, or is controlled by, or is under common control with another company.” Therefore, if an insured institution issues a debit card and it, together with its affiliates, has assets exceeding $10 billion, it is subject to this rule. The rule caps debit card interchange fees (also known as swipe fees) at $0.21 plus an additional 0.05% of the value of the transaction. Previously, the average interchange fee was approximately $0.44 per transaction for an insured institution. Financial institutions with more than $10 billion in assets by the year-end assessment deadline are subject to the cap on interchange income in July of the following year. Wesbanco and the Bank were subject to the requirements imposed by the Durbin Amendment because, for purposes of determining whether an issuer has $10 billion in assets, the assets of the institution and its affiliates are combined, effective for transactions beginning in July 2019.

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

Publicly traded companies are required by the Dodd-Frank Act to give shareholders an advisory vote on executive compensation, and, in some cases, golden parachute arrangements. Further, SEC and Nasdaq rulemaking under the Dodd-Frank Act requires Nasdaq-listed companies to have a compensation committee composed entirely of independent directors. Wesbanco’s Compensation Committee members currently satisfy the independence criteria. The Dodd-Frank Act also called for regulators to issue new rules relating to incentive-based compensation arrangements deemed excessive, and authorized the SEC to adopt rules related to proxy access by shareholders. The SEC has issued proposed rules relating to excessive compensation arrangements that have not been finalized.

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

COMMUNITY DEVELOPMENT

Wesbanco strives to be a leader in community development by positively impacting the communities it serves. We have developed responsible strategies to provide targeted investment, deployment of capital, financial education, technical assistance, and innovative products and solutions that will achieve financial inclusion for all. Our vision is to create greater economic opportunities that provide the dignity of affordable housing, the empowerment of financial inclusion, the strength of successful businesses, and the sustainability of vibrant communities.

Wesbanco has proven to be a leader in its communities by providing loans, deposits and other banking services that are responsive to financial needs. The CRA requires Wesbanco Bank’s primary federal bank regulatory agency, the Federal Deposit Insurance Corporation (FDIC), to assess the Bank’s record in meeting the credit needs of the communities served by the Bank, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. On November 14, 2022, the FDIC assigned a rating of “Outstanding” for Wesbanco Bank’s community development performance for the period of July 2019 through November 2022. The 2022 exam represented the Bank’s eighth consecutive “Outstanding” CRA rating, spanning a period of more than twenty years.

Wesbanco Bank received the “America Saves Designation of Savings Excellence for Banks,” a designation from the national America Saves initiative that recognizes banks that went above and beyond to encourage people to save money during America Saves Week 2023. Wesbanco has been an active participant in America Saves Week since its inception in 2007 and this was Wesbanco’s eighth consecutive designation for savings excellence. The Wesbanco Bank Community Development Corporation (“Wesbanco CDC”), an affiliate of Wesbanco Inc., was nationally recognized by the American Bankers Association Foundation ("ABA Foundation") with a Community Commitment Award for its New Markets Loan Program, an innovative revolving loan fund for small businesses. The Wesbanco CDC has received four allocations of New Markets Tax Credits to fund the New Markets Loan Program, and has leveraged those funds to make over 231 loans totaling over $178 million for the benefit of businesses located in low-income, economically distressed communities, and creating over 6,800 jobs.

To achieve this level of success, in addition to providing a wide variety of conventional loan and deposit products, the Bank partners with a number of governmental and non-profit agencies to provide special programs to assist customers, especially low- and moderate-income consumers and small businesses, achieve their financial goals. For example, Wesbanco Bank leverages its membership in the Federal Home Loan Bank to sponsor Affordable Housing Program grant applications for non-profit organizations and housing developers, to provide down payment assistance for home mortgage borrowers through the First Front Door program, and to provide flexible financing options for small businesses, including women- and minority-owned businesses, through the Banking on Business and Banking on Business Inclusion and Equity loan programs. Additionally, Wesbanco has developed its own loan and deposit products to provide financing and savings options with innovative and flexible terms to meet identified needs for underserved persons and in underserved communities. Wesbanco has also been recognized as a leader in community development lending. In the past five years, Wesbanco originated over $2 billion in community development loans, returning credit and capital to communities throughout its footprint. At the heart of the Bank’s successful community development program is its commitment of time and resources to the communities it serves. Employees provide thousands of hours of technical assistance and financial education to organizations and agencies that promote community development and Wesbanco has deployed hundreds of thousands of dollars in philanthropic donations to worthy organizations serving local communities in Wesbanco’s service area.

In October 2023, the federal banking agencies, the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, released an interagency final rule amending the Community Reinvestment Act. The new rule seeks to adapt to changes in the banking industry, such as the digital delivery of financial products and services, and to enhance economic opportunities for low- and moderate-income persons and communities. The amendments have tiered implementation dates, with the majority of the changes effective January 1, 2026. Wesbanco Bank continues to be categorized as a “large bank” under the amended CRA rules.

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

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank serves both individuals and business customers primarily throughout West Virginia, Ohio, western Pennsylvania, Kentucky, Indiana, Maryland, northern Virginia and Tennessee. The substantial majority of Wesbanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of Wesbanco are affected by local and regional economic conditions, as well as national economic conditions. A downturn in these economies could have a negative impact on Wesbanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of Wesbanco’s loan portfolio requiring Wesbanco to charge-off a higher percentage of loans and/or increase its allowance for credit losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by Wesbanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result, the Bank may have to borrow funds at higher rates in order to meet liquidity needs. Volatility in oil and gas prices may impact shale gas activity in West Virginia, Ohio and Pennsylvania, which may somewhat negatively impact local and regional economic conditions, affecting both commercial and retail customers, resulting in potentially lower oil and gas related royalty deposits and potential credit deterioration in the loan portfolio.

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

As of December 31, 2023, Wesbanco had $131.0 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $126.9 million underlying such junior subordinated debt were previously included in Tier 1 capital in accordance with regulatory reporting requirements prior to December 31, 2019. Rules issued in 2013 generally exclude trust preferred securities from Tier 1 capital beginning in 2015. A grandfather provision permitted bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until maturity. As of December 31, 2019, Wesbanco’s assets were greater than $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits.

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

Regulation of Wesbanco and its subsidiaries is expected to continue to expand in scope and complexity in the future. These laws are expected to have the effect of increasing Wesbanco’s costs of operating and reducing its revenues, and may limit its ability to pursue business opportunities or otherwise adversely affect its business and financial condition. The Dodd-Frank Act and other laws, as well as rules implementing or related to them, may adversely affect Wesbanco. Specifically, any governmental or regulatory action having the effect of requiring Wesbanco to obtain additional capital or increase short-term liquidity could reduce earnings and have a material dilutive effect on current shareholders, including the Dodd-Frank Act source of strength requirement that bank holding companies make capital infusions into a troubled subsidiary bank. Legislation and regulation of overdraft fees and charges, debit card fees, credit cards and other bank services, as well as changes in Wesbanco’s practices relating to those and other bank services, may affect Wesbanco’s revenue and other financial results. Additional information about increased regulation is provided in “Item 1. Business” under the headings “Supervision and Regulation,” “Holding Company Regulations,” “Capital Requirements,” “Dodd-Frank Act,” and “Consumer Protection Laws.”

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

CURRENT MARKET INTEREST RATES AND COST OF FUNDS MAY NEGATIVELY IMPACT WESBANCO’S BANKING BUSINESS.

Fluctuations in interest rates may negatively impact the business of the Bank. The Bank’s main source of income from operations is net interest income, which is equal to the difference between the interest income received on interest-bearing assets (usually loans and investment securities) and the interest expense incurred in connection with interest-bearing liabilities (usually deposits and borrowings). These rates are highly sensitive to many factors beyond Wesbanco’s control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Wesbanco Bank’s net interest income can be affected significantly by changes in market interest rates and the shape of the yield curve. Changes in relative interest rates may reduce the Bank’s net interest income as the difference between interest income and interest expense decreases. As a result, the Bank has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, even with these policies in place and with an asset-sensitive balance sheet at year-end that should benefit net interest income as interest rates increase, Wesbanco cannot be certain that changes in interest rates or the shape of the interest rate yield curve will not negatively impact its results of operations or financial position. The increase in interest rates in 2023 caused a decrease in the fair value of securities within our investment portfolio of which the unrealized losses were recorded in other comprehensive income.

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

As of December 31, 2023, approximately 21% of Wesbanco’s loan portfolio was comprised of residential real estate loans, and 56% was comprised of commercial real estate loans.

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

The Company’s CRE loan portfolio is concentrated predominantly in West Virginia, Ohio, Pennsylvania, Kentucky, Indiana, Maryland, northern Virginia and Tennessee. There are a wide variety of economic conditions within the local markets of the eight states in which most of the company’s CRE loan portfolio is situated. Rates of employment, consumer loan demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas, cities and towns. Metropolitan markets comprise various submarkets where property values and demand can be affected by many factors, such as demographic makeup, geographic features, transportation, recreation, local government, school systems, utility infrastructure, tax burden, building-stock age, zoning and building codes, and available land for development. As a result of the high concentration of the company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market, which could lead to losses, which could have a material adverse effect on the business, financial condition and results of operations of the company.

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2023, approximately 36% of Wesbanco’s total securities portfolio was invested in municipal bonds. Although Wesbanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which Wesbanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of Wesbanco’s municipal portfolio is comprised of Build America bonds. Due to the government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions ("ERP") may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, Wesbanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force Wesbanco to sell a municipal bond at a price where amortized cost may not be recovered. Rising interest rates could also cause the current market values of our municipal bond portfolio to decline as they all have a fixed interest component. Any of the above default risks, early redemption risks and credit risks could cause Wesbanco to take impairment charges, which could be significant, that would negatively impact earnings.

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

HIGHER FDIC DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS COULD ADVERSELY AFFECT WESBANCO’S FINANCIAL CONDITION.

The insurance premium is based on an assessment rate that utilizes a complex calculation that includes Wesbanco Bank’s CAMELS ratings, its ability to withstand asset-related and funding-related stress and potential loss severity of its assets. The FDIC periodically raises the base rate to ensure the Deposit Insurance Fund ("DIF") is at an appropriate level. If premium assessment rates were to further increase, it would negatively impact Wesbanco’s earnings.

RISKS RELATED TO ESTIMATES AND ASSUMPTIONS

THE CURRENT EXPECTED CREDIT LOSSES ACCOUNTING STANDARD ("CECL") COULD RESULT IN SIGNIFICANT VOLATILITY OF THE ESTIMATION OF CREDIT LOSSES AND MAY HAVE A MATERIAL IMPACT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

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

Wesbanco’s regulatory agencies (FDIC and WVDFI for the Bank and the Federal Reserve for Wesbanco) periodically review the allowance for credit losses. The regulatory agencies’ interpretations may differ from Wesbanco’s interpretations. These differences could negatively impact Wesbanco’s results of operations or financial position.

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When Wesbanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Wesbanco’s goodwill was approximately $1.1 billion or 43% and $1.1 billion or 45% of stockholders’ equity as of December 31, 2023 and 2022, respectively. Under current accounting standards, if Wesbanco determines that goodwill or intangible assets are impaired, it is required to write down the carrying value of these assets. Wesbanco conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. Wesbanco completed such an impairment analysis in late 2023 and concluded that no impairment charge was necessary for the year ended December 31, 2023. Wesbanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Wesbanco maintains an Information Security and Cybersecurity program that is responsive to statutory and regulatory requirements, which includes policies, standards, rigorous testing by internal and external parties pursuant to those standards and policies and operating procedures. Wesbanco generally approaches cybersecurity threats through a cross-functional, multi-layered approach, with the specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to Wesbanco; (ii) maintaining the confidence of its customers and business partners; and (iii) preserving the confidentiality of its customers’ and employees’ information. Wesbanco’s Information Security and Cybersecurity program is integrated into its overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas. The bank also partners with trusted security vendors to help ensure that the security control infrastructure adequately addresses current and emerging technical threats with appropriate countermeasures. This oftentimes includes the engagement of consultative assistance for each of the three lines of defense to ensure appropriate technical expertise exists in the control area that is being evaluated and to maintain best practices.

As detailed in the risks related to the use of technology, third-party technology relationships pose a risk to the organization. As such, third-party risk management processes are aligned with regulatory requirements and are another key focus area within the bank's enterprise risk management framework. Wesbanco employs a third-party risk management program that includes a systematic evaluation of potential risks associated with engaging third-party vendors, suppliers or partners that may have access to Wesbanco’s sensitive information, systems or networks. This process is also intended to provide for the security and integrity of Wesbanco’s data that may be stored on third-party systems. The process identifies and addresses potential security vulnerabilities, safeguarding Wesbanco’s information assets and reducing the overall risk of cyber threats. Third-party providers are evaluated during onboarding and throughout the ongoing relationship based on the level of risk that the service being provided presents to the organization. The evaluation process includes a thorough review of operational practices related to cybersecurity and considers factors that impact the protection of bank and customer data.

Cybersecurity risks continue to evolve with certain risks leading the way. Risks experienced in the last year involved third party service providers, with no material impact to Wesbanco related to these incidents. Wesbanco continues to foster a risk averse focus and leverages various threat intelligence sources to continually evaluate current and future risks to the organization. The bank's cybersecurity strategy and roadmap is frequently evaluated and updated according to multiple inputs including any tangible cybersecurity incidents.

Cybersecurity threats, a security strategy roadmap, and key risk indicators are shared with management and the board of directors through both committee reporting structures and periodic reports of the Chief Security Officer. In addition, management updates our Enterprise Risk Management Committee, as necessary, regarding significant cybersecurity incidents. Our Enterprise Risk Management Committee regularly reports to the full Board of Directors regarding its activities, including those related to cybersecurity. As part of the Enterprise Risk Management Framework, cybersecurity oversight also utilizes the concept of three lines of defense which allows for multiple challenge response processes to continually mature the cybersecurity program. Cybersecurity best practices from the National Institute of Standards and Technology ("NIST") and the Center for Internet Security ("CIS") are used to establish, operate, and validate security controls.

The Enterprise Risk Management Committee is a board-level committee that focuses on enterprise risk which is inclusive of cybersecurity risks. Multiple directors have decades of experience, not only in the banking sector, but also have been responsible for cybersecurity and technology departments at larger organizations. The Chief Security Officer is responsible for providing the Information Security strategy and operational planning for the overall Information Security program. The Chief Security Officer has multiple decades of experience in the industry, advanced education degrees, and holds industry standard technical and security certifications. Several members of the Information Security leadership team also hold multiple security certifications that tie directly to their job responsibilities.

While Wesbanco and its third-party providers have in the past experienced cybersecurity incidents, Wesbanco is not aware of any current incidents or new types of threats which have materially affected or are reasonably likely to materially affect Wesbanco, including its business strategy, results of operations, or financial condition. We face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, “Risk Factors – Interruption to Our Information Systems or Breaches in Security Could Adversely Affect Wesbanco’s Operations.”

ITEM 2. PROPERTIES

Wesbanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2023, Wesbanco operated 192 banking offices in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, of which 141 were owned and 51 were leased. Wesbanco also operated ten loan production offices leased in West Virginia, Ohio, western Pennsylvania, Maryland, Indiana, Tennessee and northern Virginia. These leases expire at various dates through January 2062 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

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

At various building locations, Wesbanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $1.6 million, $1.7 million and $1.8 million in 2023, 2022 and 2021, respectively. For additional disclosures related to Wesbanco’s properties, other fixed assets and leases, please refer to Note 5, “Premises and Equipment” in the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

Wesbanco is also involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. While any litigation contains an element of uncertainty, Wesbanco does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Wesbanco’s common stock is quoted on the Nasdaq Global Select Stock Market under the symbol WSBC. The approximate number of record holders of Wesbanco’s $2.0833 par value common stock as of February 14, 2024 was 6,887. The number of holders does not include Wesbanco employees who have purchased stock or had stock allocated to them through Wesbanco’s Employee Stock Ownership and 401(k) plan (the “401(k)”). All Wesbanco employees who meet the eligibility requirements of the 401(k) are included in this retirement plan.

As of December 31, 2023, Wesbanco had one active stock repurchase plan which was approved by the Board of Directors on February 24, 2022 for 3.2 million shares. This plan provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and/or employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 1,021,901 shares remaining for repurchase.

Repurchases in the fourth quarter included open market purchases and those for the 401(k) and dividend reinvestment plans.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in Wesbanco's stock repurchase plan and other purchases for the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2023				1,021,901

October 1, 2023 to October 31, 2023	37,129	$24.49	—	1,021,901
November 1, 2023 to November 30, 2023	1,239	26.88	—	1,021,901
December 1, 2023 to December 31, 2023	1,308	29.76	—	1,021,901
Total	39,676	$24.74	—	1,021,901

______

(1) Total shares purchased consist of open market purchases transacted in the 401(k) for employee benefit and dividend reinvestment plans.

(2) Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

The following graph shows a comparison of cumulative total shareholder returns for Wesbanco, the Russell 2000 Index and the S&P Regional Banks Select Industry Index. The total shareholder return assumes a $100 investment in the common stock of Wesbanco and each index since December 31, 2018 with reinvestment of dividends.

	Period Ending
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Index	2018	2019	2020	2021	2022	2023
Wesbanco, Inc.	100.00	106.54	89.01	107.95	118.62	105.70
Russell 2000	100.00	125.53	150.58	172.90	137.56	160.85
S&P Regional Banks Select Industry Index	100.00	127.64	118.58	165.90	141.42	130.91

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis ("MD&A") represents an overview of the results of operations and financial condition of Wesbanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Wesbanco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 27, 2023.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-Qs for the prior quarters ended March 31, June 30 and September 30, 2023, respectively, and documents subsequently filed by Wesbanco which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions, changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve, the FDIC, the SEC, FINRA, the Municipal Securities Rulemaking Board, the SIPC, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

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

Allowance for Credit Losses— Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit-deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through the allowance as opposed to a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include, but are not limited to, loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified. Upon adoption of this standard, acquired loans from prior acquisitions that met the guidelines under ASC 310-30 (formerly known as “purchased credit-impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit-impaired”) from prior acquisitions continues to accrete through interest income over the life of such loans.

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

The allowance for credit losses specific to loans reflects the risk of loss in the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the PD / LGD approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads. Management relies on macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee forecast and other third party forecasts from well recognized, leading economists. These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgment of what can be reasonably supported. The model reversion period can range from immediate to up to three years.

The allowance for credit losses specific to loans is calculated over the loan’s contractual life. For term loans, the contractual life is calculated based on the maturity date. For commercial and industrial (“C&I”) revolving loans with no stated maturity date, the contractual life is calculated based on the internal review date. For all other revolving loans, the contractual life is based on either the estimated maturity date or a default date. The contractual term does not include expected extensions, renewals or modifications.

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

Commercial loans, including CRE and C&I that have unique characteristics, are tested individually for estimated credit losses. Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any. The present value of expected future cash flows are discounted at the loan’s effective interest rate. The effective interest rate on a loan is the rate of return implicit in the loan, the loan’s observable market price, or the fair value of the collateral discounted by the estimated selling expenses, if the loan is collateral dependent. Wesbanco chooses the appropriate measurement method on a loan by loan basis for an individually evaluated loan, except for collateral dependent loans for which foreclosure of the collateral is probable. A loan is collateral dependent if repayment of the loan is to be provided solely by the underlying collateral. If the Bank determines that foreclosure of the collateral is probable, ASC 326-20 requires that the expected credit loss be based on the difference between the current fair value of the collateral discounted by the estimated selling expenses and the amortized cost basis of the financial asset. At this point, the loan would either be charged down or adequately reserved.

Determining the appropriateness of the allowance for credit losses is complex and requires significant management judgment about the effect of matters that are inherently uncertain. Due to those significant management judgments and the factors included in the calculation, significant changes to the allowance for credit losses could occur in future periods.

Goodwill — Wesbanco accounts for business combinations using the acquisition method of accounting. Accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of an acquired business are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value recorded as goodwill. Goodwill is not amortized but is evaluated for impairment annually, or more often if events or circumstances indicate it may be impaired.

Wesbanco evaluates goodwill for impairment by determining if the fair value is greater than the carrying value of its reporting units. Wesbanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. In particular, the discounted cash flow model includes various assumptions regarding an investor’s required rate of return on Wesbanco common stock, future loan loss provisions, future market spreads and net interest margins, along with various growth and economic recovery and stabilization assumptions of the economy as a whole. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. The evaluation also considered macroeconomic conditions such as the general economic outlook, regional and national unemployment rates, and recent trends in equity and credit markets. Additionally, industry and market considerations, such as market-dependent multiples and metrics relative to peers, were evaluated. Wesbanco also considered recent trends in credit quality, overall financial performance, stock price appreciation, internal forecasts and various other market-based methods to estimate the current fair value of its reporting units. Since adopting ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350)”, the impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value. Wesbanco completed its annual goodwill impairment evaluation as of November 30, 2023. There were no indications of impairment as of November 30, 2023 nor December 31, 2023 as there were no significant change in market conditions, consolidated operating results or forecasted future results from November 30, 2023.

Wesbanco considered the sensitivity of significant assumptions in the impairment analysis including consideration of changes in estimated future cash flows and changes in the discount rate of the reporting units. The hypothetical sensitivity of the estimated fair value of the reporting units to an immediate and isolated increase of 100 basis points in the discount rate assumption at November 30, 2023, without consideration of any offsetting or simultaneous effects of other key assumptions, would not result in impairment, but could reduce the excess fair value over the carrying value to approximately 9%. The purpose of this sensitivity is to provide an indication of the isolated impacts of hypothetical alternative assumptions on modeled fair value estimates and is not considered probable.

Business Combinations— Business combinations are accounted for by applying the acquisition method. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition. The calculation of intangible assets including core deposits and the fair value of loans are based on significant judgments. Core deposits intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs.

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

EXECUTIVE OVERVIEW

Through successful operational execution, Wesbanco generated solid annual net income, while remaining a well-capitalized institution with sound liquidity and credit quality metrics. For the twelve months ended December 31, 2023, net income available to common shareholders was $148.9 million, or $2.51 per diluted share, as compared to $182.0 million, or $3.02 per diluted share, for the twelve months ended December 31, 2022. Net income available to common shareholders excluding after-tax restructuring and merger-related expenses (non-GAAP measure) was $151.9 million, or 2.56 per diluted share for the year ended December 31, 2023. These decreases were due in large part to the higher funding costs for both deposits and borrowings, inflationary cost pressures, and the recording of provision expense as compared to the benefit of a release of provision for credit losses in the prior year. Interest income increased $197.9 million or 38.5% to $711.5 million in 2023 compared to 2022. Net interest income increased $7.0 million or 1.5% from 2022, primarily due to loan growth and a rising rate environment. Non-interest income increased $3.1 million or 2.6% in 2023 compared to 2022, driven by a $2.7 million increase in net securities gains, and a $1.0 million increase in net gains on other real estate owned and other assets. Excluding restructuring and merger-related expenses, non-interest expense increased $30.9 million or 8.7%, driven by increases in FDIC insurance, salaries and wages, employee benefits and marketing expense.

Total assets as of December 31, 2023 were $17.7 billion, an increase of 4.6% as compared to December 31, 2022. As of December 31, 2023, total portfolio loans were $11.6 billion compared to $10.7 billion at December 31, 2022, reflecting an 8.7% increase year-over year. The loan growth funding is reflected within the increase in total borrowings of $615.8 million or 73.3% at December 31, 2023 compared to December 31, 2022. Criticized and classified loan balances decreased to 2.22% of total portfolio loans, as compared to 2.34% at December 31, 2022. Annualized net loan charge-offs to average loans for the full year period increased to four basis points compared to two basis points in 2022. Deposits remained steady in 2023, increasing by 0.3% from December 31, 2022.

Wesbanco continues to maintain what we believe are strong regulatory capital ratios, as both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators and the BASEL III capital standards. At December 31, 2023, Tier I leverage was 9.87%, Tier I risk-based capital was 12.05%, total risk-based capital was 14.91%, and the common equity Tier 1 capital ratio was 10.99%.

Strong earnings enabled Wesbanco to increase the quarterly dividend to $0.36 per share in the fourth quarter of 2023, the seventeenth increase over the last thirteen years, cumulatively representing a 157% increase over that period.

Selected financial ratios for the years ended December 31, 2023, 2022 and 2021 are presented in the table below:

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2023	2022	2021
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$2.51	$3.03	$3.54
Earnings per common share—diluted	2.51	3.02	3.53
Earnings per common share—diluted, excluding certain items (1)(2)	2.56	3.04	3.62
Dividends declared per common share	1.41	1.37	1.32
Book value at year end	40.23	38.55	40.91
Tangible book value at year end (1)	21.28	19.43	22.61
Average common shares outstanding—basic	59,303,210	60,047,177	65,520,527
Average common shares outstanding—diluted	59,427,989	60,215,374	65,669,970
Period end common shares outstanding	59,376,435	59,198,963	62,307,245
Period end preferred shares outstanding	150,000	150,000	150,000
SELECTED RATIOS
Return on average assets	0.86%	1.08%	1.37%
Return on average assets, excluding certain items (1)(2)	0.88	1.09	1.40
Return on average tangible assets (1)	0.97	1.21	1.53
Return on average tangible assets, excluding certain items (1)(2)	0.99	1.22	1.56
Return on average equity	6.02	7.23	8.40
Return on average equity, excluding certain items (1)(2)	6.14	7.29	8.59
Return on average tangible equity (1)	11.59	13.78	14.89
Return on average tangible equity, excluding certain items (1)(2)	11.82	13.88	15.22
Return on average tangible common equity (1)	12.99	15.39	16.35
Return on average tangible common equity, excluding certain items (1)(2)	13.24	15.50	16.71
Net interest margin (3)	3.14	3.20	3.11
Efficiency ratio (1)	63.64	59.53	58.22
Average loans to average deposits	85.71	74.21	78.11
Allowance for credit losses - loans to total loans	1.12	1.10	1.25
Allowance for credit losses - loans to total non-performing loans	487.45	284.41	308.00
Non-performing assets to total assets	0.16	0.25	0.23
Net loan charge-offs to average loans	0.04	0.02	0.02
Average shareholders’ equity to average assets	14.34	14.90	16.33
Tangible equity to tangible assets (1)	8.49	8.19	9.84
Tangible common equity to tangible assets (1)	7.62	7.28	8.92
Tier 1 leverage ratio	9.87	9.90	10.02
Tier 1 capital to risk-weighted assets	12.05	12.33	14.05
Total capital to risk-weighted assets	14.91	15.11	15.91
Common equity tier 1 capital ratio (CET 1)	10.99	11.20	12.77
Dividend payout ratio	56.18	45.36	37.39
Trust assets at market value (4)	$5,360,657	$4,878,479	$5,644,975

_______

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

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021
Tangible common equity to tangible assets:
Total shareholders’ equity	$2,533,062	$2,426,662	$2,693,166
Less: goodwill and other intangible assets, net of deferred tax liability	(1,124,811)	(1,131,990)	(1,140,111)
Tangible equity	1,408,251	1,294,672	1,553,055
Less: preferred shareholders' equity	(144,484)	(144,484)	(144,484)
Tangible common equity	1,263,767	1,150,188	1,408,571
Total assets	17,712,374	16,931,905	16,927,125
Less: goodwill and other intangible assets, net of deferred tax liability	(1,124,811)	(1,131,990)	(1,140,111)
Tangible assets	$16,587,563	$15,799,915	$15,787,014
Tangible equity to tangible assets	8.49%	8.19%	9.84%
Tangible common equity to tangible assets	7.62%	7.28%	8.92%
Tangible book value per share:
Total shareholders’ equity	$2,533,062	$2,426,662	$2,693,166
Less: goodwill and other intangible assets, net of deferred tax liability	(1,124,811)	(1,131,990)	(1,140,111)
Less: preferred shareholders' equity	(144,484)	(144,484)	(144,484)
Tangible common equity	1,263,767	1,150,188	1,408,571
Common shares outstanding	59,376,435	59,198,963	62,307,245
Tangible book value per share at year end	$21.28	$19.43	$22.61
Return on average tangible equity:
Net income available to common shareholders	$148,907	$181,988	$232,135
Add: amortization of intangibles, net of tax	7,180	8,120	9,051
Net income available to common shareholders before amortization of intangibles	156,087	190,108	241,186
Average total shareholders’ equity	2,474,627	2,515,509	2,764,337
Less: average goodwill and other intangibles, net of deferred tax liability	(1,128,277)	(1,136,062)	(1,144,698)
Average tangible equity	$1,346,350	$1,379,447	$1,619,639
Return on average tangible equity	11.59%	13.78%	14.89%
Average tangible common equity	$1,201,866	$1,234,963	$1,475,155
Return on average tangible common equity	12.99%	15.39%	16.35%
Return on average tangible assets:
Net income available to common shareholders	$148,907	$181,988	$232,135
Add: amortization of intangibles, net of tax	7,180	8,120	9,051
Net income before amortization of intangibles	156,087	190,108	241,186
Average total assets	17,259,720	16,879,541	16,928,377
Less: average goodwill and other intangibles, net of deferred tax liability	(1,128,277)	(1,136,062)	(1,144,698)
Average tangible assets	$16,131,443	$15,743,479	$15,783,679
Return on average tangible assets	0.97%	1.21%	1.53%
Efficiency ratio:
Non-interest expense	$390,002	$356,966	$353,143
Less: restructuring and merger-related expense	(3,830)	(1,723)	(6,717)
Non-interest expense excluding restructuring and merger-related expense	386,172	355,243	346,426
Net interest income on a fully-taxable equivalent basis	486,343	479,315	462,229
Non-interest income	120,447	117,391	132,785
Net interest income on a fully-taxable equivalent basis plus non-interest income	$606,790	$596,706	$595,014
Efficiency ratio	63.64%	59.53%	58.22%
Net income per common shareholders, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$148,907	$181,988	$232,135
Add: after-tax restructuring and merger-related expenses (1)	3,026	1,361	5,306
Net income per common shareholders, excluding after-tax restructuring and merger-related expenses	$151,933	$183,349	$237,441

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses:
Net income per common share - diluted	$2.51	$3.02	$3.53
Add: after-tax restructuring and merger-related expenses per common share - diluted (1)	0.05	0.02	0.09
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses	$2.56	$3.04	$3.62
Return on average equity, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$148,907	$181,988	$232,135
Add: after-tax restructuring and merger-related expenses (1)	3,026	1,361	5,306
Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses	151,933	183,349	237,441
Average total shareholders’ equity	$2,474,627	$2,515,509	$2,764,337
Return on average equity, excluding after-tax restructuring and merger-related expenses	6.14%	7.29%	8.59%
Return on average tangible equity, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$148,907	$181,988	$232,135
Add: after-tax restructuring and merger-related expenses (1)	3,026	1,361	5,306
Add: amortization of intangibles, net of tax	7,180	8,120	9,051
Net income available to common shareholders before amortization of intangibles and excluding after-tax restructuring and merger-related expenses	159,113	191,469	246,492
Average total shareholders’ equity	2,474,627	2,515,509	2,764,337
Less: average goodwill and other intangibles, net of deferred tax liability	(1,128,277)	(1,136,062)	(1,144,698)
Average tangible equity	$1,346,350	$1,379,447	$1,619,639
Return on average tangible equity, excluding after-tax restructuring and merger-related expenses	11.82%	13.88%	15.22%
Average tangible common equity	$1,201,866	$1,234,963	$1,475,155
Return on average tangible common equity, excluding after-tax restructuring and merger-related expenses	13.24%	15.50%	16.71%
Return on average assets, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$148,907	$181,988	$232,135
Add: after-tax restructuring and merger-related expenses (1)	3,026	1,361	5,306
Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses	151,933	183,349	237,441
Average total assets	$17,259,720	$16,879,541	$16,928,377
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses	0.88%	1.09%	1.40%
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$148,907	$181,988	$232,135
Add: amortization of intangibles, net of tax	7,180	8,120	9,051
Add: after-tax restructuring and merger-related expenses (1)	3,026	1,361	5,306
Net income available to common shareholders, before amortization of intangibles and excluding after-tax restructuring and merger-related expenses	159,113	191,469	246,492
Average total assets	17,259,720	16,879,541	16,928,377
Less: average goodwill and other intangibles, net of deferred tax liability	(1,128,277)	(1,136,062)	(1,144,698)
Average tangible assets	$16,131,443	$15,743,479	$15,783,679
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses	0.99%	1.22%	1.56%
Dividend payout ratio, excluding after-tax restructuring and merger related expenses:
Dividends declared per common share	$1.41	$1.37	$1.32
Net income per common share - diluted	2.51	3.02	3.53
Add: after-tax restructuring and merger-related expenses per diluted share (1)	0.05	0.02	0.09
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses	$2.56	$3.04	$3.62
Dividend payout ratio, excluding after-tax restructuring and merger related expenses	55.08	45.07	36.46

(1) Tax effected at 21% for all periods presented.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the twelve months ended December 31, 2023, net income available to common shareholders was $148.9 million, or $2.51 per diluted share, compared to $182.0 million, or $3.02 per diluted share. Net income available to common shareholders for the twelve months ended December 31, 2023 decreased 18.2% compared to 2022, while diluted per share earnings decreased 16.9%.

For the twelve months ending December 31, 2023, net interest income increased $7.0 million, or 1.5%, primarily due to loan growth and the benefit of rising rates on earning assets. The increase in net interest income was offset in part by a decrease in the net interest margin of six basis points to 3.14% in 2023 as compared to 2022 due to the overall higher rate environment and its effect on the rate paid on interest bearing liabilities. Average loan balances increased 10.4% in 2023, mostly due to a lower level of commercial real estate payoffs and a strong performance by the commercial and residential lending teams, while average investment securities decreased 7.4% over the same period. Total average deposits decreased in 2023 by $600.5 million or 4.4% compared to 2022, due to customer preferences in the higher interest rate environment.

For 2023, non-interest income increased $3.1 million or 2.6% compared to 2022. This increase was primarily due to an increase in net securities gains of $2.7 million, which resulted from market fluctuations of equity securities in the deferred compensation plan and a $1.0 million increase in net gains on other real estate owned and other assets from the recovery of an asset previously written off. These increases were offset somewhat by decreases in mortgage banking income and electronic banking fees, as well as negative fair value adjustments on loan swaps.

The following comments on non-interest expense exclude restructuring and merger-related expenses in both years. Non-interest expense in 2023 increased $30.9 million or 8.7% compared to 2022, while the efficiency ratio increased in 2023 to 63.6% from 59.5% in 2022. The primary drivers of this increase was a $9.9 million increase in salaries and wages due to annual merit increases and new revenue-producing hires, which were mainly commercial lenders, and a $9.1 million increase in employee benefits resulting from higher deferred compensation expense and higher health insurance expense. FDIC insurance expense, as well as equipment and software and marketing expenses, also increased from 2022. These increases were slightly offset by lower amortization expense on intangible assets.

The provision for federal and state income taxes decreased to $35.0 million in 2023 compared to $44.3 million in 2022, due primarily to lower pre-tax income in 2023. The effective tax rate was 18.1% and 18.7% for the years ended December 31, 2023 and 2022, respectively. Wesbanco recognized $3.7 million and $3.5 million in New Markets Tax Credits for the years ended December 31, 2023 and 2022, respectively.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2023	2022	2021
Net interest income	$481,338	$474,313	$457,933
Taxable-equivalent adjustments to net interest income	5,005	5,002	4,296
Net interest income, fully taxable-equivalent	$486,343	$479,315	$462,229
Net interest spread, non-taxable-equivalent	2.35%	3.02%	2.98%
Benefit of net non-interest bearing liabilities	0.76%	0.15%	0.10%
Net interest margin	3.11%	3.17%	3.08%
Taxable-equivalent adjustment	0.03%	0.03%	0.03%
Net interest margin, fully taxable-equivalent	3.14%	3.20%	3.11%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $7.0 million or 1.5% in 2023 compared to 2022, primarily due to loan growth and the benefit of rising rates on earning assets and was mitigated by a six basis point decrease in the net interest margin over the same time period. Rates were impacted from the 525 basis point increase in the federal funds rate since the first quarter of 2022. Purchase accounting accretion decreased in 2023, as approximately three basis points of accretion from prior acquisitions was included in the 2023 net interest margin as compared to six basis points in the 2022 net interest margin. Total average deposits, excluding CDs, decreased in 2023 by $510.8 million or 4.1% compared to 2022, due to increased competition for deposits during the higher rate environment. The cost of interest bearing deposits increased by 148 basis points and the cost of total liabilities increased by 183 basis points from 2022 to 2023. The increase in the cost is primarily due to the effect of the previously mentioned federal funds rate increases on the rates paid on interest bearing demand deposits, customer repurchase agreements, term Federal Home Loan Bank borrowings and junior subordinated debentures.

Interest income increased $197.9 million or 38.5% in 2023 compared to 2022 due to higher yields in most of the major earning asset categories. Earning asset yields were influenced positively in 2023 compared to 2022 from the previously mentioned increases in the Federal Reserve’s federal funds rate of 525 basis points since the first quarter of 2022. Average loan balances increased $1.0 billion or 10.4% in 2023 compared to 2022, due to commercial hiring efforts. Loan yields increased by 117 basis points during 2023 to 5.36% due to the previously mentioned higher rate environment and its effect on the repricing of portfolio loans, as well as higher offered rates on new loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In 2023, average loans represented 72.0% of average earning assets, an increase from 67.4% in 2022. Taxable securities yields increased by 42 basis points in 2023 due to the effect of the higher rate environment on the variable rate portion of the investment portfolio, which are typically tied to SOFR. Decreased prepayments on mortgage-backed securities in the higher rate environment also further benefited the taxable securities yields due to reduced amortization on securities purchased at a premium. Tax-exempt securities yields increased by two basis points in 2023 from 2022. The average balance of tax-exempt securities, which have the highest yields within securities, increased from 18.6% of total average securities in 2022 to 19.9% of total average securities in 2023.

Interest expense increased $190.8 million in 2023 as compared to 2022, due to increases in the cost of all interest bearing liability categories in the higher rate environment. The cost of interest bearing liabilities increased by 183 basis points from 2022 to 2.25% in 2023. Average interest bearing deposits decreased by $208.0 million or 2.3% from 2022 to 2023. The rate on interest bearing deposits increased 148 basis points to 1.75% in 2023 as compared to 2022, primarily from increases in rates on interest bearing demand deposits, money market accounts and savings deposits in response to competitive pressures from higher market rates. Average non-interest bearing demand deposit balances decreased from 2022 to 2023 by $392.5 million or 8.3%, and were 33.2% of total average deposits at December 31, 2023, compared to 34.7% at December 31, 2022. The average balance of FHLB borrowings increased by $963.1 million from 2022 to 2023 due to the funding of loan growth. New higher-rate borrowings taken out in 2023 increased the average rate by 294 basis points to 5.21% from 2.27% in 2022. Average repurchase agreements combined with average subordinated debt and junior subordinated debt balances increased $2.8 million or 0.7% from 2022 to 2023, and their average rates paid increased by 181 and 147 basis points, respectively, over this same time period, due primarily to increases in SOFR, the index upon which this variable-rate type of borrowing is priced.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2023			2022			2021
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$348,109	$18,918	5.43%	$611,482	$5,755	0.94%	$860,249	$1,156	0.13%
Loans, net of unearned income (1)	11,132,618	596,852	5.36%	10,083,925	422,401	4.19%	10,380,605	415,965	4.01%
Securities: (2)
Taxable	3,150,781	73,449	2.33%	3,461,414	66,123	1.91%	2,966,745	50,401	1.70%
Tax-exempt (3)	783,697	23,835	3.04%	789,564	23,820	3.02%	632,187	20,457	3.24%
Total securities	3,934,478	97,284	2.47%	4,250,978	89,943	2.12%	3,598,932	70,858	1.97%
Other earning assets	55,368	3,467	6.26%	15,265	559	3.66%	25,481	1,284	5.04%
Total earning assets (3)	15,470,573	716,521	4.63%	14,961,650	518,658	3.47%	14,865,267	489,263	3.29%
Other assets	1,789,147			1,917,891			2,063,110
Total Assets	$17,259,720			$16,879,541			$16,928,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$3,243,786	$72,866	2.25%	$3,314,384	$12,181	0.37%	$3,193,425	$3,669	0.11%
Money market accounts	1,763,921	36,616	2.08%	1,774,152	3,562	0.20%	1,760,540	1,803	0.10%
Savings deposits	2,655,105	23,869	0.90%	2,692,568	4,115	0.15%	2,425,527	1,031	0.04%
Certificates of deposit	1,008,950	18,472	1.83%	1,098,614	4,089	0.37%	1,457,730	7,623	0.52%
Total interest bearing deposits	8,671,762	151,823	1.75%	8,879,718	23,947	0.27%	8,837,222	14,126	0.16%
Federal Home Loan Bank borrowings	1,138,247	59,318	5.21%	175,104	3,968	2.27%	343,185	6,167	1.80%
Repurchase agreements	115,817	2,545	2.20%	146,590	568	0.39%	149,001	227	0.15%
Subordinated debt and junior subordinated debt	281,788	16,492	5.85%	248,192	10,860	4.38%	180,649	6,514	3.61%
Total interest bearing liabilities (4)	10,207,614	230,178	2.25%	9,449,604	39,343	0.42%	9,510,057	27,034	0.28%
Non-interest bearing demand deposits	4,316,245			4,708,758			4,452,590
Other liabilities	261,234			205,670			201,393
Shareholders’ equity	2,474,627			2,515,509			2,764,337
Total Liabilities and Shareholders’ Equity	$17,259,720			$16,879,541			$16,928,377
Taxable equivalent net interest spread			2.38%			3.05%			3.01%
Taxable equivalent net interest margin (3)		$486,343	3.14%		$479,315	3.20%		$462,229	3.11%

(1)
Gross of allowance for credit losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $2.7 million, $8.8 million and $26.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. As part of loan fees, PPP loan fees were $0.2 million, $5.9 million and $25.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $4.5 million, $8.0 million and $13.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)
Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for all periods presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $0.5 million, $1.1 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2023 Compared to 2022			2022 Compared to 2021
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$(3,458)	$16,621	$13,163	$(427)	$5,026	$4,599
Loans, net of unearned income	47,259	127,192	174,451	(12,097)	18,533	6,436
Taxable securities	(6,312)	13,638	7,326	9,003	6,719	15,722
Tax-exempt securities (2)	(178)	193	15	4,821	(1,458)	3,363
Other earning assets	2,289	619	2,908	(431)	(294)	(725)
Total interest income change (2)	39,600	158,263	197,863	869	28,526	29,395
Increase (decrease) in interest expense:
Interest bearing demand deposits	(265)	60,950	60,685	144	8,368	8,512
Money market	(21)	33,075	33,054	14	1,745	1,759
Savings deposits	(58)	19,812	19,754	125	2,959	3,084
Certificates of deposit	(360)	14,743	14,383	(1,628)	(1,906)	(3,534)
Federal Home Loan Bank borrowings	44,771	10,579	55,350	(3,535)	1,336	(2,199)
Repurchase agreements	(143)	2,120	1,977	(4)	345	341
Subordinated debt and junior subordinated debt	1,612	4,020	5,632	2,766	1,580	4,346
Total interest expense change	45,536	145,299	190,835	(2,118)	14,427	12,309
Net interest income (decrease) increase (2)	$(5,936)	$12,964	$7,028	$2,987	$14,099	$17,086

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

PROVISION FOR CREDIT LOSSES - LOANS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The provision for credit losses - loans and loan commitments was $17.8 million in 2023 compared to ($1.7) million in 2022 as a result of loan growth as well as changes in macroeconomic conditions over the reasonable and supportable forecast period of one year, primarily increasing the allowance for loan losses and allowance for loan commitments. Furthermore, the increase to the provision was driven by qualitative factors, which addressed the risk of rising interest rates and office portfolio concentration. Non-performing loans were 0.23% of total loans as of December 31, 2023, and decreased from 0.39% of total loans at the end of 2022. Non-performing assets were 0.24% of total loans and other real estate and repossessed assets as of December 31, 2023, decreasing from 0.40% at the end of 2022. Criticized and classified loans were 2.22% of total loans, decreasing from 2.34% as of December 31, 2022, primarily due to improvements in loans categorized as criticized or classified during the pandemic. Past due loans at December 31, 2023 were 0.28% of total loans, compared to 0.19% at December 31, 2022. (Please see the Credit Quality and Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Trust fees	$28,135	$27,551	$584	2.1
Service charges on deposits	26,116	26,281	(165)	(0.6)
Electronic banking fees	19,454	20,002	(548)	(2.7)
Net swap fee and valuation income	6,912	7,067	(155)	(2.2)
Net securities brokerage revenue	10,055	9,525	530	5.6
Bank-owned life insurance	11,002	10,728	274	2.6
Mortgage banking income	2,652	5,129	(2,477)	(48.3)
Net securities gains (losses)	900	(1,777)	2,677	150.6
Net gains on other real estate owned and other assets	1,520	482	1,038	215.4
Net insurance services revenue	3,555	3,749	(194)	(5.2)
Payment processing fees	3,652	3,352	300	8.9
Other	6,494	5,302	1,192	22.5
Total non-interest income	$120,447	$117,391	$3,056	2.6

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represented 20.0% and 19.8% of total revenue for 2023 and 2022, respectively. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. Non-interest income increased $3.1 million or 2.6% in 2023 compared to 2022, primarily due to increases in trust fees, net securities gains (losses), and net gains on other real estate owned and other assets. The increases were slightly offset by a decrease in mortgage banking income.

Trust fees increased $0.6 million or 2.1% in 2023 compared to 2022. Trust assets of $5.4 billion at December 31, 2023, increased from $4.9 billion at December 31, 2022. As of December 31, 2023, trust assets include managed assets of $4.4 billion and non-managed (custodial) assets of $1.0 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.8 billion as of December 31, 2023 and December 31, 2022, and are included in managed assets.

Swap fee and valuation income, which includes fair value adjustments, decreased $0.2 million or 2.2% in 2023 as compared to 2022. The decrease was specifically due to negative fair value adjustments on the swap portfolio in 2023 resulting from the late year market rate decreases, which outweighed a record amount of new swaps originated and their associated swap fee income. In 2023, new swaps totaled $728.7 million in notional principal resulting in $9.0 million in fee income, compared to new swaps totaling $254.3 million in notional principal resulting in $4.4 million in fee income in 2022. Fair market value adjustments on swaps in 2023 totaled a negative $2.1 million as compared to a positive $2.7 million in 2022.

Mortgage banking income decreased $2.5 million or 48.3% in 2023 compared to 2022, due primarily to a decrease in fair value adjustments on mortgage derivatives and increased deferred loan costs on mortgage loans. In 2023, total mortgage production was $0.7 billion, which was a decrease of 32.0% from total production in 2022. In 2023, $293.4 million in mortgages were sold into the secondary market as compared to $227.5 million in 2022. Included in mortgage banking income are gains of $0.8 million and $3.2 million from the fair value adjustments on mortgage loan commitments and related derivatives for 2023 and 2022, respectively.

Net securities gains (losses) include both gains and losses on investment security transactions, including sales and calls, as well as market value adjustments on the deferred compensation plan and other equity securities. In 2023, net securities gains (losses) increased $2.7 million from 2022 due to an increase in the market value adjustments on the deferred compensation plan. These market adjustments had an offsetting effect in employee benefits expense.

Net gains on other real estate owned and other assets increased $1.0 million in 2023 as compared to 2022, due primarily to the recovery of an asset that was previously written off.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Salaries and wages	$176,938	$167,028	$9,910	5.9
Employee benefits	46,901	37,771	9,130	24.2
Net occupancy	25,338	26,105	(767)	(2.9)
Equipment and software	36,666	32,508	4,158	12.8
Marketing	11,178	9,335	1,843	19.7
FDIC insurance	12,249	7,901	4,348	55.0
Amortization of intangible assets	9,088	10,278	(1,190)	(11.6)
Restructuring and merger-related expenses	3,830	1,723	2,107	122.3
Consulting, regulatory, accounting and advisory fees	12,829	13,168	(339)	(2.6)
Franchise and other miscellaneous taxes	11,686	12,012	(326)	(2.7)
ATM and electronic banking interchange expenses	7,091	5,903	1,188	20.1
Communications	5,325	4,688	637	13.6
Legal fees	2,905	3,165	(260)	(8.2)
Other real estate owned and foreclosure expenses	349	789	(440)	(55.8)
Postage, supplies and other	27,629	24,592	3,037	12.3
Total non-interest expense	$390,002	$356,966	$33,036	9.3

Non-interest expense in 2023, excluding restructuring and merger-related expenses, increased $30.9 million or 8.7% compared to 2022. The primary drivers of this increase were higher salaries and wages, employee benefits, equipment and software costs, FDIC insurance expense and other operating expenses. These increases were slightly offset by decreases in net occupancy and amortization of intangible assets. Restructuring and merger related expenses of $3.8 million in 2023 and $1.7 million in 2022 were attributable to branch restructuring that occurred in both years.

Salaries and wages increased $9.9 million or 5.9% in 2023 compared to 2022 due primarily to increases in salaries and stock compensation expense. Salary expense increased due to annual merit increases and new revenue-producing hires, mainly commercial lenders, during the past year. Stock compensation expense increased due to higher overall award levels, combined with accelerated expense that was recorded for an executive retirement. Offsetting these increases slightly was an increase in deferred loan contra origination costs in 2023 due to higher loan origination volume, primarily in commercial loans.

Employee benefits expense increased $9.1 million or 24.2% in 2023 compared to 2022 due to an increase in the market adjustment on the underlying investments of the deferred compensation plan, which has an offsetting effect in net securities gains (losses). Also attributing to the increase in 2023 was higher health insurance expense due to increased claims in 2023, as well as increased pension fund expense due to higher interest costs and other pension expenses.

Equipment and software costs increased $4.2 million or 12.8% in 2023 compared to 2022, due to continuous improvements in technology and communication infrastructure, general inflationary cost increases for existing service agreements and increased usage of digital banking services. During 2023, Wesbanco upgraded most of its ATM fleet.

FDIC insurance increased $4.3 million or 55.0% in 2023 compared to 2022, due to higher quarterly assessment rates. In 2022, the FDIC announced a two basis point increase in the minimum FDIC assessment rate for all banks, which was effective beginning in the first assessment period of 2023.

Restructuring and merger-related expenses in 2023 totaled $3.8 million, an increase from $1.7 million incurred in 2022. The $3.8 million of expenses in 2023 consisted of fixed asset writedowns, lease termination expenses and severance expenses associated with the closure of branches, back-office buildings and a restructuring of the residential mortgage department. The restructuring and merger-related expenses in 2022 totaling $1.7 million were comprised of branch closure and lease termination expenses associated with the closure of 13 branches throughout 2022.

ATM and electronic banking interchange expenses increased $1.2 million or 20.1% in 2023 as compared to 2022, due to higher ACH and ATM processing charges resulting from an increase in transaction volume.

Other operating expenses increased $3.0 million or 12.3% in 2023 as compared to 2022, due to costs associated with higher customer transactional volume and increased employee travel expenses.

INCOME TAXES

The provision for income taxes was $35.0 million for 2023, which is a $9.3 million decrease as compared to $44.3 million in 2022. The decrease in the provision for income taxes is due in part to a decrease in the effective tax rate to 18.1% in 2023 compared to 18.7% in 2022. In addition, the decrease resulted from lower pre-tax income in 2023 as compared to 2022. The decrease in pre-tax income is primarily driven by the $17.7 million provision for credit losses recorded in 2023, as compared to a $1.7 million negative provision for credit losses in 2022, and an increase in non-interest expense.

FINANCIAL CONDITION

Total assets, deposits and shareholders' equity increased 4.6%, 0.3% and 4.4%, respectively, at December 31, 2023 compared to December 31, 2022. Total securities decreased $383.1 million or 10.1% from December 31, 2022 to December 31, 2023, as investment maturities, paydowns and calls were used to fund loan growth. Total portfolio loans increased $935.7 million or 8.7% in 2023 driven by strong performance from our commercial and residential lending teams. Total deposits increased $37.6 million or 0.3% from year end 2022 reflecting the benefit of deposit gathering and retention efforts by our retail and commercial teams. Reflecting the impact of the significant increase in the federal funds rate, there continued to be some mix shift in the composition of total deposits; however, total demand deposits continue to represent 56% of total deposits, with the non-interest bearing component representing 30%, which remains consistent with the percentage range since early 2020.

Deposit balances were also somewhat impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $104.7 million and $96.7 million for the years ended December 31, 2023 and December 31, 2022, respectively. The increase in certificates of deposit of $345.9 million is primarily due to customers' preferences during the higher interest rate environment. Total borrowings increased 54.7% or $613.5 million during 2023, as loan growth increased and required additional funding generated through FHLB borrowings.

Total shareholders’ equity increased $106.4 million or 4.4%, compared to December 31, 2022, primarily due to net income of $159.0 million for the year ended December 31, 2023, and a $35.7 million other comprehensive gain exceeding the declaration of common and preferred shareholder dividends totaling $82.9 million and $10.1 million, respectively.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Equity securities (at fair value)	$12,320	$11,506	$814	7.1
Available-for-sale debt securities (at fair value)
U.S. Government sponsored entities and agencies	208,366	225,970	(17,604)	(7.8)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,629,684	1,846,053	(216,369)	(11.7)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	268,307	349,731	(81,424)	(23.3)
Obligations of states and political subdivisions	76,125	92,228	(16,103)	(17.5)
Corporate debt securities	11,847	15,158	(3,311)	(21.8)
Total available-for-sale debt securities	$2,194,329	$2,529,140	$(334,811)	(13.2)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$3,587	$4,357	$(770)	(17.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	38,893	45,909	(7,016)	(15.3)
Obligations of states and political subdivisions	1,136,779	1,177,986	(41,207)	(3.5)
Corporate debt securities	20,268	20,377	(109)	(0.5)
Total held-to-maturity debt securities (2)	$1,199,527	$1,248,629	$(49,102)	(3.9)
Total securities	$3,406,176	$3,789,275	$(383,099)	(10.1)
Available-for-sale and equity securities:
Weighted average yield at the respective year-end (3)	2.31%	2.23%
As a % of total securities	64.8%	67.0%
Weighted average life (in years)	6.8	6.7
Held-to-maturity securities:
Weighted average yield at the respective year-end (3)	2.97%	2.96%
As a % of total securities	35.2%	33.0%
Weighted average life (in years)	8.7	9.5
Total securities:
Weighted average yield at the respective year-end (3)	2.52%	2.45%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	7.4	7.6

(1)
At December 31, 2023 and December 31, 2022, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Total held-to-maturity debt securities are presented on the Consolidated Balance Sheets net of their allowance for credit losses totaling $0.2 million at December 31, 2023 and December 31, 2022, respectively.
(3)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $383.1 million or 10.1% from December 31, 2022 to December 31, 2023. Over the same period, the available-for-sale portfolio decreased by $334.8 million or 13.2% primarily driven by $315.9 million in paydowns, $31.0 million in sales and $25.3 million in maturities and calls, and was slightly offset by a decrease of $38.7 million in unrealized losses. The held-to-maturity portfolio decreased by $49.1 million or 3.9% primarily due to maturities and calls of municipal bonds. The weighted average yield of the total portfolio increased seven basis points from 2.45% at December 31, 2022 to 2.52% at December 31, 2023, primarily due to increases in the indices tied to variable rate securities.

Total gross unrealized securities losses decreased $72.4 million, from $510.7 million as of December 31, 2022 to $438.3 million at December 31, 2023. The decrease in unrealized losses from December 31, 2022 was due to the overall decrease in investment balances combined with a decrease in market rates during late 2023 causing market prices to increase on the investment portfolio. Wesbanco believes that none of the unrealized losses on available-for-sale debt securities at December 31, 2023 require an allowance for credit losses. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of December 31, 2023 and December 31, 2022 were $233.2 million and $261.8 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $130.4 million at December 31, 2023, compared to $164.2 million as of December 31, 2022. With approximately 35% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much of an impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.8 million and $9.5 million as of December 31, 2023 and 2022, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption. Wesbanco recorded an allowance on held-to-maturity debt securities of $0.2 million as of December 31, 2023 and 2022, respectively.

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

Cost-method investments consist primarily of FHLB of Pittsburgh stock totaling $62.0 million and $36.2 million at December 31, 2023 and 2022, respectively, and are included in other assets in the Consolidated Balance Sheets.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the tax-equivalent yields of held-to-maturity debt securities by contractual maturity at December 31, 2023. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Mortgage-backed securities	Total
Weighted-average yield (1):
U.S. Government sponsored entities and agencies	—	—	—	—	2.16%	2.16%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	2.68%	2.68%
Obligations of states and political subdivisions (3)	4.09%	4.01%	3.20%	2.56%	—	3.03%
Corporate debt securities	3.57%	3.57%	—	—	—	3.57%
Total weighted average yield	4.04%	3.94%	3.20%	2.56%	2.64%	2.97%

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

Wesbanco’s municipal portfolio comprises 35.6% of the overall securities portfolio as of December 31, 2023 compared to 33.5% as of December 31, 2022, which carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$115,566	10.6	$122,914	11.1
Investment Grade - High	850,020	78.3	850,746	76.6
Investment Grade - Upper Medium	114,271	10.5	131,457	11.8
Investment Grade - Lower Medium	2,532	0.2	1,064	0.0
Not rated	3,849	0.4	4,636	0.5
Total municipal bond portfolio	$1,086,238	100.0	$1,110,816	100.0

(1)
The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at December 31, 2023, consists of $386.9 million of taxable and $699.4 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$796,448	73.3	$805,621	72.5
Revenue	289,790	26.7	305,195	27.5
Total municipal bond portfolio	$1,086,238	100.0	$1,110,816	100.0
Municipal bond issuer:
State Issued	$67,268	6.2	$72,855	6.6
Local Issued	1,018,970	93.8	1,037,961	93.4
Total municipal bond portfolio	$1,086,238	100.0	$1,110,816	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2023:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2023
(dollars in thousands)	Fair Value	% of Total
California	$201,527	18.6
Pennsylvania	199,225	18.3
Ohio	92,046	8.5
Texas	83,979	7.7
Illinois	42,088	3.9
All other states (1)	467,373	43.0
Total municipal bond portfolio	$1,086,238	100.0

(1) Wesbanco's municipal bond portfolio contains obligations in the state of West Virginia totaling $30.1 million or 2.8% of the total municipal portfolio.

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

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2023			2022
(dollars in thousands)	Balance	Commitments	Exposure	Balance	Commitments	Exposure
LOANS
Commercial real estate:
Land and construction	$1,055,865	$1,238,440	$2,294,305	$943,887	$1,093,848	$2,037,735
Improved property	5,509,583	222,561	5,732,144	5,117,457	211,275	5,328,732
Total commercial real estate	6,565,448	1,461,001	8,026,449	6,061,344	1,305,123	7,366,467
Commercial and industrial	1,670,659	1,578,557	3,249,216	1,579,395	1,359,275	2,938,670
Total commercial loans	8,236,107	3,039,558	11,275,665	7,640,739	2,664,398	10,305,137
Residential real estate	2,438,574	185,330	2,623,904	2,140,584	359,467	2,500,051
Home equity lines of credit	734,219	1,071,785	1,806,004	695,065	1,190,386	1,885,451
Consumer	229,561	29,850	259,411	226,340	39,127	265,467
Total retail loans	3,402,354	1,286,965	4,689,319	3,061,989	1,588,980	4,650,969
Total portfolio loans	11,638,461	4,326,523	15,964,984	10,702,728	4,253,378	14,956,106
Loans held for sale	16,354	20,055	36,409	8,249	12,367	20,616
Deposit overdraft limits	—	391,598	391,598	—	380,143	380,143
Total loans	$11,654,815	$4,738,176	$16,392,991	$10,710,977	$4,645,888	$15,356,865
Letters of credit included above		$38,929			$30,362

Total portfolio loans increased $935.7 million or 8.7% from December 31, 2022 to December 31, 2023, due to strong growth throughout the year in both the commercial real estate and residential real estate portfolios. Commercial real estate loans increased $504.1 million or 8.3%, as improved property increased by 7.7% and land and construction loans increased 11.9%. Commercial and industrial loans increased $91.3 million or 5.8%. Retail loans also improved throughout the year, as residential real estate loans increased $298.0 million or 13.9%, home equity loans increased $39.2 million or 5.6%, and consumer loans increased $3.2 million or 1.4%. Portfolio loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs and discounts on purchased loans. The net deferred loan costs were $11.5 million and $9.6 million as of December 31, 2023 and 2022, respectively. Wesbanco conducts a deferred loan cost study to determine the allowable costs to be deferred over the life of the loan. Wesbanco’s deferred costs have continued to increase at a faster rate than the related customer deferred fee income causing the balance of the deferred loan costs to outweigh the deferred loan fees, primarily from home equity lines of credit, which have little fee income. Purchased loan discounts from acquisitions included in the portfolio loan balances were $13.5 million and $18.0 million as of December 31, 2023 and 2022, respectively. Loan accretion included in interest income on loans acquired from prior acquisitions was $4.5 million and $8.0 million for the years ended December 31, 2023 and 2022, respectively.

CRE loans at December 31, 2023 represent a significant component of the loan portfolio at 56.4%, a slight decrease of 0.2% as compared to CRE balances at December 31, 2022. CRE—land and construction loan balances increased $112.0 million or 11.9% from December 31, 2022 to December 31, 2023, while CRE—improved property loans increased $392.1 million or 7.7% during the same period.

C&I loans increased $91.3 million or 5.8% from December 31, 2022 to December 31, 2023. The available lines of credit within C&I loans increased slightly from 64.9% at December 31, 2022 to 67.6% of total C&I revolving lines of credit exposure as of December 31, 2023.

Residential real estate mortgage loans increased $298.0 million from December 31, 2022 to December 31, 2023. Wesbanco retained approximately 57% of mortgages by dollar volume originated in 2023 for the portfolio compared to 78% in 2022. Wesbanco sold more loans in 2023 as compared to 2022 as margins were reduced on fixed rate mortgage loans due to competitive pressures in the marketplace during the higher interest rate environment.

HELOC loans increased $39.2 million or 5.6% from December 31, 2022 to December 31, 2023. Consumer loans increased $3.2 million or 1.4% from December 31, 2022 to December 31, 2023.

Total loan commitments increased $92.3 million or 2.0% from December 31, 2022 to December 31, 2023. Commitments in the total CRE portfolio increased approximately $155.9 million or 11.9% and C&I commitments increased $219.3 million or 16.1%, while residential real estate commitments decreased $174.1 million or 48.4% and HELOC commitments decreased $118.6 million or 10.0%.

Geographic Distribution —Wesbanco extends credit primarily within the market areas where it has branch offices, markets adjacent thereto, or markets that have a loan production office. Loans outside of these markets are generally only made to established customers that have other business relationships with Wesbanco in its markets. Loans outside of Wesbanco’s markets represented approximately 4% of total loans at both December 31, 2023 and December 31, 2022. These loans consist primarily of C&I, CRE-improved property loans, residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers, and automobile loans to family members of local customers.

The geographic distribution of the loan portfolio, excluding deposit overdraft limits and loans held for sale, is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2023 (1)
	Commercial Real Estate
(percentage of outstandings, rounded to nearest whole percent)	Land and Construction	Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity Lines	Consumer	Total
Washington-Arlington-Alexandria DC-VA-MD-WV MSA	6%	14%	7%	14%	4%	2%	13%
Columbus, OH MSA	18	10	9	11	8	5	11
Pittsburgh, PA MSA	7	9	14	11	14	6	10
Baltimore-Columbia-Towson MD MSA	4	9	2	12	5	2	8
Western Ohio MSAs	18	6	7	11	8	4	8
Louisville, KY—Jefferson County MSA	15	9	10	4	5	3	8
Other Ohio Locations	7	6	15	4	9	12	7
Upper Ohio Valley MSAs	1	3	11	4	8	23	5
Other Kentucky Locations	5	5	3	4	9	5	5
Other West Virginia Locations	2	4	5	4	9	15	4
Lexington, KY—Fayette County MSA	2	5	1	4	3	1	4
Morgantown, WV MSA	—	3	2	3	3	4	3
Huntington, WV-Ashland, KY MSA	2	3	2	2	3	5	2
Parkersburg, WV-Marietta, OH MSA	2	2	2	1	3	8	2
Other Indiana Locations	4	2	2	2	1	—	2
Other Maryland Locations	—	3	—	2	1	—	2
California-Lexington Park MD MSA	—	2	3	1	1	—	1
Other Pennsylvania Locations	—	1	—	1	5	2	1
Adjacent States & Outside-of-Market	7	4	5	5	1	3	4
Total	100%	100%	100%	100%	100%	100%	100%

(1)
 Real estate secured loans are categorized based on the address of the collateral. All other loans are categorized based on the borrower’s address.

The Upper Ohio Valley Metropolitan Statistical Areas (“MSAs”) include the Wheeling, West Virginia and Weirton, West Virginia-Steubenville, Ohio MSAs. Other West Virginia locations include the Fairmont-Clarksburg and Charleston MSAs as well as communities that are not located within an MSA primarily in the northern, central and eastern parts of the state. The western Ohio MSAs include the Dayton-Springfield and the Cincinnati-Middletown MSAs. Other Ohio locations include communities in Ohio that are not located within an MSA, the majority of which are located in southeastern Ohio. Other Indiana locations include communities in Indiana that are not located within an MSA, the majority of which are located in southern Indiana. Other Kentucky locations include the Elizabethtown KY MSA along with other Kentucky locations that are not located within an MSA. Through the acquisition of OLBK, Wesbanco added the Baltimore-Columbia-Towson, MD MSA and the Washington DC-Arlington-Alexandria, VA MSA as well as other Maryland locations. Adjacent states include parts of Delaware and Virginia that are within close proximity to Wesbanco’s markets. Outside-of-market loans consist of loans in all other locations not included in any of the other defined areas and have remained relatively unchanged over the past few years.

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

Commercial loans are monitored for potential concentrations of loans to any one borrower or group of related borrowers. At December 31, 2023 Wesbanco’s legal lending limit to any single borrower or their related interests approximated $266 million. The ten largest commercial relationships combined ranged from $826 million to $868 million during 2023. There were 24 relationships that exceeded $50 million at December 31, 2023. These large relationships generally consist of more than one loan to a borrower or their related entities. The single largest relationship exposure approximated $120 million at December 31, 2023 and consists of multiple loans to a business relationship for gasoline stations with convenience stores, which is in the real estate investment sector.

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

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2023
	Fixed Rate Loans					Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial real estate:
Land and construction	$8,247	$48,128	$40,364	$33,454	$130,193	$209,058	$456,516	$250,857	$9,241	$925,672
Improved property	183,079	812,680	518,744	16,626	1,531,129	260,381	1,292,357	2,131,737	293,979	3,978,454
Commercial and industrial	50,525	352,310	272,935	61,636	737,406	505,796	245,732	149,903	31,822	933,253
Total commercial loans	$241,851	$1,213,118	$832,043	$111,716	$2,398,728	$975,235	$1,994,605	$2,532,497	$335,042	$5,837,379

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

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by Wesbanco credit policy or banking regulations, which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $165 million or 9% of the Bank’s total risk-based capital at December 31, 2023, compared to $126 million or 8% at December 31, 2022. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special-use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. The level of pledged collateral can vary from unsecured to fully secured with various types of collateral. Unsecured credit is only extended to those borrowers and/or guarantors that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. Unsecured loans totaled $210 million and $226 million at December 31, 2023 and December 31, 2022, respectively. Loans can be secured by bank deposit accounts, marketable securities, working capital assets (accounts receivable and inventory), equipment or owner occupied real estate. Bank deposits and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly by the bank to ensure they remain appropriately margined. Collateral other than equipment or real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection and verification by Wesbanco. Loans secured by equipment or real estate may be subject to receipt of third party appraisals. Although loans can be collateral type-specific, they can also be secured by multiple property types and/or a blanket lien may be placed on all of a borrower’s assets.

Most commercial loans are originated directly by Wesbanco. Participation in loans originated by other financial institutions represents $871 million or 7.7% of total commercial loan exposure at December 31, 2023, compared to $789 million or 7.7% at December 31, 2022. Included in this total are Shared National Credits of approximately $178 million at December 31, 2023 and $10 million at December 31, 2022. Shared National Credits are defined as loans in excess of $100 million that are financed by three or more lending institutions. Wesbanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution.

The commercial portfolio is monitored for potential concentrations of credit risk including by market, CRE – property type, C&I industry, loan type and loans affected by similar external factors. The breakdown of CRE – improved property includes 26% owner-occupied and 74% non-owner occupied.

Beginning in 2001 and revised in 2013, banks of a certain size are required to track C&I loan transactions designated as Highly Leveraged Transactions (“HLTs”). Loans that meet the criteria must be of a certain size, for the purpose of a buyout, acquisition or capital distributions and meet certain leverage ratios. As of December 31, 2023, Wesbanco had $108.0 million or 1.0% of total commercial loan exposure designated as HLTs, as compared to $39.8 million or 0.4% as of December 31, 2022.

The bank is monitoring the office building portfolio, as the continuing trend towards remote work has led to diminished need for dedicated office space. As of December 31, 2023, total exposure to land development and new development related to office buildings, improvements and renovation of existing structures, purchase of existing buildings and other related activities approximated $471 million or 4.2% of the total commercial loan exposure, as compared to $519 million or 5.0% of the total commercial loan exposure at December 31, 2022. There is a potential risk for office loan losses to materialize as lease agreements begin to expire and companies reduce their footprint.

TABLE 14. COMMERCIAL EXPOSURE BY INDUSTRY

	December 31, 2023
	Land and Construction		Improved Property		Commercial and Industrial
(in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Total Loan Balance	Total Exposure	% of Capital (1)
Agriculture and farming	$1,302	$2,920	$11,766	$868	$24,906	$6,933	$37,974	$48,695	2.8
Energy	3,211	—	26,596	1,117	60,814	58,947	90,621	150,685	8.5
Construction	112,277	129,007	127,466	33,789	195,695	247,537	435,438	845,771	47.8
Manufacturing	30,600	19,454	149,033	30,139	158,792	153,764	338,425	541,782	30.6
Wholesale and distribution	1,706	994	66,192	4,076	110,860	128,227	178,758	312,055	17.6
Retail	43,990	20,212	306,627	35,414	114,233	86,633	464,850	607,109	34.3
Transportation and warehousing	2,775	816	75,394	2,551	63,102	23,993	141,271	168,631	9.5
Information and communications	28,437	6,204	10,011	—	16,789	11,666	55,237	73,107	4.1
Finance and insurance	3,000	1,476	20,403	1,028	42,230	127,751	65,633	195,888	11.1
Equipment leasing	257	663	18,365	492	74,371	52,226	92,993	146,374	8.3
Real estate - 1-4 family	7,133	11,215	209,292	10,336	2,250	3,395	218,675	243,621	13.8
Real estate - multi-family	442,040	422,609	671,330	13,081	—	40	1,113,370	1,549,100	87.5
Real estate - other retail	8,471	2,560	151,235	1,178	4,080	95	163,786	167,619	9.5
Real estate - shopping center	10,949	36,661	601,735	2,894	—	—	612,684	652,239	36.8
Real estate - office building	9,241	1,946	440,135	11,483	7,369	589	456,745	470,763	26.6
Real estate - commercial/manufacturing	23,632	23,637	298,235	13,023	10,305	170	332,172	369,002	20.8
Real estate - residential buildings	35,572	108,163	116,000	4,027	10,392	20,940	161,964	295,094	16.7
Real estate - other	79,596	96,660	505,504	19,779	51,856	44,779	636,956	798,174	45.1
Services	12,504	24,687	273,348	17,497	221,954	163,896	507,806	713,886	40.3
Schools and education services	5,008	416	56,234	884	97,890	16,671	159,132	177,103	10.0
Healthcare	83,930	112,691	472,341	7,969	116,818	66,545	673,089	860,294	48.6
Entertainment and recreation	9,737	801	41,692	154	8,212	5,725	59,641	66,321	3.7
Hotels	14,260	26,290	642,470	3,383	1,613	5,742	658,343	693,758	39.2
Other accommodations	29,634	67,152	32,148	271	232	654	62,014	130,091	7.3
Restaurants	14,023	7,611	97,694	1,169	48,555	23,339	160,272	192,391	10.9
Religious organizations	12,526	8,070	65,789	2,709	25,085	23,283	103,400	137,462	7.8
Government	30,054	3,042	15,409	401	182,293	12,178	227,756	243,377	13.7
Unclassified	—	102,483	7,139	2,849	19,963	292,839	27,102	425,273	24.0
Total commercial loans	$1,055,865	$1,238,440	$5,509,583	$222,561	$1,670,659	$1,578,557	$8,236,107	$11,275,665	636.9

(1)
Represents Bank’s total risk-based capital.

Multi-family apartments represent the single largest category of commercial loans. Multi-family apartment exposure increased 17.7% from $1.3 billion at December 31, 2022 to $1.5 billion at December 31, 2023. This exposure represents 87.5% of total risk-based capital at December 31, 2023, up from 80.5% at December 31, 2022.

Healthcare represents the second largest category of commercial exposure with total exposure of $860 million. Healthcare exposure increased 16.4% from December 31, 2022 to December 31, 2023. This category represents 48.6% of risk-based capital, compared to 45.2% at December 31, 2022.

Construction represents the third largest category of commercial exposure with total exposure of $846 million. Construction exposure increased 28.4% from December 31, 2022 to December 31, 2023. This category represents 47.8% of risk-based capital, compared to 40.3% at December 31, 2022. Construction-coded loans are broken down between 1-4 family homes built for sale, lot development and general trade.

Real estate—other represents the fourth largest category of commercial exposure with total exposure of $798 million. Real estate—other exposure increased 17.2% from December 31, 2022 to December 31, 2023. This category represents 45.1% of risk-based capital, compared to 41.6% at December 31, 2022. Real estate – other consists of property types such as box stores, eating facilities and mixed use.

Services represents the fifth largest category of commercial loan exposure with total exposure of $714 million. Services exposure increased 12.4% from December 31, 2022 to December 31, 2023. This represents 40.3% of total risk-based capital at December 31, 2022, compared to 38.9% at December 31, 2022.

Lodging represents the sixth largest category of commercial exposure with total exposure of $694 million. Lodging increased 1.6% from December 31, 2022 to December 31, 2023. This category represents 39.2% of risk-based capital, compared to 41.8% at December 31, 2022.

In addition to the methods in which Wesbanco monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of bank total risk-based capital. Loan balances used to determine compliance are based upon Call Report instructions and therefore do not necessarily match the balances displayed in Table 14. The first tier measures loans for land, land development, residential and commercial construction. This tier totals $1.2 billion or 65.5% of total risk-based capital at December 31, 2023, compared to $1.3 billion or 79.6% at December 31, 2022. The regulatory guidance for the first tier is 100% of total risk-based capital. The second tier measures loans included in the first tier plus multi-family apartments and other commercial investment property. This tier totals $5.0 billion or 285.1% of total risk-based capital at December 31, 2023, compared to $4.7 billion or 289.9% at December 31, 2022. The regulatory guidance for the second tier is 300% of total risk-based capital. The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. Total CRE exposure increased $819 million or 19.4% for the thirty-six month period ended December 31, 2023.

Basel III requires banks to identify High Volatility Commercial Real Estate (“HVCRE”) loans in their portfolios. These loans are subject to 150% weighting in the risk-based capital calculation, effective January 1, 2015. These regulations require, among other things, that investment CRE loans for acquisition, development or construction that are not in permanent amortizing loan status, meet the statutory LTV guidelines, have a minimum contributed equity of 15% in cash, marketable securities or contributed land at appraised value, and the loan documentation must contain a requirement that the initial capital injection remain in the project until the loan has converted to permanent financing or is paid in full. Changes to the law in May 2018 eliminated certain CRE loan categories from being subject to the regulation, such as owner-occupied, changed contributed land value from cost to appraised value for the equity component and required only the initial capital to meet the 15% threshold remain in the project. The bank has approximately $173 million in HVCRE exposure representing 2.2% of total CRE exposure and 9.8% of total risk-based capital at December 31, 2023. This compares to $119 million in HVCRE exposure representing 1.6% of total CRE exposure and 7.3% of total risk-based capital at December 31, 2022.

Retail Loans —Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. This group is comprised of residential real estate loans, home equity lines of credit and consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $12 million of 1-to-4 family rental properties at December 31, 2023, an increase from approximately $10 million at December 31, 2022. Wesbanco originates residential real estate loans for its portfolio as well as for sale in the secondary market. Portfolio loans also include loans to finance vacant land upon which the owner intends to construct a dwelling at a future date. The majority of portfolio loans require monthly principal and interest payments to amortize the loan with terms up to thirty years. Construction loans may only require interest payments during the construction period, which typically range from six to twelve months (but may be longer for larger residences) and will convert to principal and interest upon completion of construction. Loans for vacant land are generally five-year balloons based on a 20-year amortization and are refinanced when the owner begins construction of a dwelling. Interest rates on portfolio loans may be fixed for up to 30 years. Adjustable rate loans are based primarily on the Treasury Constant Maturity index and can adjust annually or in increments up to 15 years. Currently most 30-year and a portion of 15-year fixed-rate originations are sold into the secondary market.

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

TABLE 15. MATURITIES OF RETAIL LOANS

	December 31, 2023
	Fixed Rate Loans					Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Residential real estate	$5,803	$67,821	$117,388	$171,634	$362,646	$159	$3,738	$40,087	$2,031,944	$2,075,928
Home equity lines of credit	512	12,511	65,600	1,350	79,973	43,186	11,019	43,076	556,965	654,246
Consumer	10,388	112,106	87,698	341	210,533	17,332	680	1,016	—	19,028
Total retail loans	$16,703	$192,438	$270,686	$173,325	$653,152	$60,677	$15,437	$84,179	$2,588,909	$2,749,202

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

Most retail loans are originated directly by Wesbanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods. Wesbanco performs its own customary credit evaluation and underwriting before purchasing indirect loans. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from Wesbanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws. Indirect consumer loans represented $121 million or 53% of consumer loans at December 31, 2023 compared to $121 million or 54% at December 31, 2022.

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

Banks that have been acquired by Wesbanco serviced some of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, Wesbanco continues to service these loans. As of December 31, 2023 and 2022, Wesbanco serviced loans for others aggregating approximately $27 million and $29 million, respectively. There was no remaining unamortized balance of mortgage servicing rights related to these loans at either December 31, 2023 and 2022.

CREDIT QUALITY

The quality of the loan portfolio is measured by various factors, including the amount of loans that are past due, required to be reported as non-performing, or are adversely graded in accordance with internal risk classifications that are consistent with regulatory adverse risk classifications. Non-performing loans consist of non-accrual loans. In 2022, they also included TDRs. As of January 1, 2023, the TDR designation is no longer utilized; see Note 1, “Summary of Significant Accounting Policies” for additional information regarding the most recent modified loans policies. Non-performing assets also include other real estate owned (“OREO”) and repossessed assets. Net charge-offs are also an important measure of credit quality. Wesbanco seeks to develop individual strategies for all assets that have adverse risk characteristics in order to minimize potential loss. However, there is no assurance such strategies will be successful and loans may ultimately proceed to foreclosure or other course of liquidation that does not fully repay the amount of the loan.

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

TABLE 16. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDR LOANS

	December 31,
	2023		2022
(dollars in thousands)	Amount	% of Loan Balance	Amount	% of Loan Balance
90 days or more:
Commercial real estate - land and construction	$—	—	$629	0.07
Commercial real estate - improved property	1,899	0.03	84	0.00
Commercial and industrial	3,184	0.19	1,586	0.10
Residential real estate	2,602	0.11	1,551	0.07
Home equity lines of credit	1,407	0.19	1,063	0.15
Consumer	546	0.24	530	0.23
Total 90 days or more	9,638	0.08	5,443	0.05
30 to 89 days:
Commercial real estate - land and construction	—	—	910	0.10
Commercial real estate - improved property	7,476	0.14	2,459	0.05
Commercial and industrial	1,834	0.11	984	0.06
Residential real estate	3,093	0.13	3,582	0.17
Home equity lines of credit	5,461	0.74	3,920	0.56
Consumer	5,011	2.18	3,584	1.58
Total 30 to 89 days	22,875	0.20	15,439	0.14
Total 30 days or more	$32,513	0.28	$20,882	0.19

Loans past due 30 days or more and accruing interest increased $11.6 million, representing 0.28% of total loans at December 31, 2023, as compared to 0.19% at December 31, 2022. For the year ended December 31, 2022, this also excluded loans classified as TDRs at that time. The overall low level of delinquency is the result of management’s continued focus on sound initial underwriting and timely collection of loans at their earliest stage of delinquency.

Non-Performing Assets —Non-performing assets consist of non-accrual loans, OREO and repossessed assets. Prior to 2023, non-performing assets also included TDRs.

Prior to the adoption of ASU 2022-02 on January 1, 2023, loans were categorized as TDRs when Wesbanco, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower that it would not otherwise have considered unless the modification resulted in only an insignificant delay in the payments to be received. Concessions may have included a reduction of either the interest rate, the amount of accrued interest, or the principal balance of the loan. Other possible concessions were an interest rate that was less than the market rate for loans with comparable risk characteristics, an extension of the maturity date or an extension of the amortization schedule. Loans reported in this category continued to accrue interest so long as the borrower was able to continue repayment in accordance with the restructured terms. TDRs that were placed on non-accrual were reported in the non-accrual category and not included with accruing TDRs.

Loans are generally placed on non-accrual when they become past due 90 days or more unless they are both well-secured and in the process of collection. Prior to 2023, non-accrual loans included certain loans that were also TDRs as set forth in Note 4, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements. Non-accrual loans also include consumer loans that were recently discharged in Chapter 7 bankruptcy but for which the borrower has continued to make payments for less than six consecutive months after the discharge.

OREO consists primarily of property acquired through or in lieu of foreclosure but may also include bank premises held for sale. Repossessed assets primarily consist of automobiles and other types of collateral acquired to satisfy defaulted consumer loans.

Table 17 summarizes non-performing assets.

TABLE 17. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2023	2022
TDRs accruing interest:
Commercial real estate—land and construction	$—	$—
Commercial real estate—improved property	—	347
Commercial and industrial	—	166
Residential real estate	—	2,362
Home equity lines of credit	—	330
Consumer	—	25
Total TDRs accruing interest	—	3,230
Non-accrual loans:
Commercial real estate—land and construction	—	112
Commercial real estate—improved property	9,557	16,254
Commercial and industrial	1,841	2,946
Residential real estate	10,582	13,695
Home equity lines of credit	4,777	5,044
Consumer	51	134
Total non-accrual loans	26,808	38,185
Total non-performing loans	26,808	41,415
Real estate owned and repossessed assets	1,497	1,486
Total non-performing assets	$28,305	$42,901
Total portfolio loans	$11,638,461	$10,702,728
Non-performing loans as a percentage of total portfolio loans	0.23%	0.39%
Non-accrual loans as a percentage of total portfolio loans	0.23	0.36
Non-performing assets as a percentage of total assets	0.16	0.25
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	0.24	0.40

Non-accrual loans decreased $11.4 million or 29.8% from December 31, 2022 to December 31, 2023. For the year ended December 31, 2022, approximately $1.7 million or 4.5% of total non-accrual loans also had restructured terms that would have required them to be reported as a TDR if they were accruing interest.

OREO and repossessed assets totaled $1.5 million at both December 31, 2022 and December 31, 2023. Wesbanco seeks to minimize the period for which it holds OREO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral. Repossessed assets are generally sold at auction within 60 days after repossession. Expenses associated with owning OREO and repossessed assets charged to other expenses were $0.3 million for 2023 compared to $0.8 million for 2022. Net gains on the disposition of OREO and repossessed assets are credited or charged to non-interest income were immaterial for both 2023 and 2022.

Criticized and Classified Loans —Please refer to Note 4, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a description of internally-assigned risk grades for commercial loans and a summary of loans by grade. Wesbanco’s criticized loans are currently protected, but have weaknesses, which if not corrected, may be inadequately protected at some future date. Classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans. Criticized and classified loans totaled $258.7 million or 3.1% of total commercial loans at December 31, 2023, compared to $250.5 million or 3.3% at December 31, 2022.

Charge-offs and Recoveries — Total charge-offs increased $3.3 million or 41.6% to $11.2 million, while total recoveries increased $0.3 million to $6.5 million, resulting in an increase of $3.0 million in net charge-offs for 2023 compared to 2022. The net loan charge-off rates of 0.04% and 0.02% of total average loans at December 31, 2023 and 2022, respectively, is consistent with continued overall low levels of non-performing loans. Table 18 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 18. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2023	2022	2021
Commercial real estate - land and construction
Net charge-offs / (recoveries)	$(65)	$(52)	$(167)
Average balance outstanding	887,977	903,411	721,673
Net charge-offs (recoveries) as a percentage of average loans	(0.01)%	(0.01)%	(0.02)%
Commercial real estate - improved property
Net charge-offs / (recoveries)	$1,030	$(243)	$466
Average balance outstanding	5,403,653	4,825,288	4,943,980
Net charge-offs (recoveries) as a percentage of average loans	0.02%	(0.01)%	0.01%
Commercial and industrial
Net charge-offs / (recoveries)	$1,064	$71	$226
Average balance outstanding	1,569,476	1,539,694	2,066,116
Net charge-offs (recoveries) as a percentage of average loans	0.07%	0.00%	0.01%
Residential real estate
Net charge-offs / (recoveries)	$(720)	$(90)	$(258)
Average balance outstanding	2,317,910	1,903,157	1,661,138
Net charge-offs (recoveries) as a percentage of average loans	(0.03)%	(0.00)%	(0.02)%
Home equity
Net charge-offs / (recoveries)	$316	$16	$(136)
Average balance outstanding	706,365	605,892	623,796
Net charge-offs (recoveries) as a percentage of average loans	0.04%	0.00%	(0.02)%
Consumer
Net charge-offs / (recoveries)	$1,678	$654	$484
Average balance outstanding	230,069	291,379	286,717
Net charge-offs (recoveries) as a percentage of average loans	0.73%	0.22%	0.17%
Loans held for sale
Net charge-offs / (recoveries)	$—	$—	$—
Average balance outstanding	17,168	15,104	77,186
Net charge-offs (recoveries) as a percentage of average loans	—%	—%	—%
Deposit Account Overdrafts
Net charge-offs / (recoveries)	$1,339	$1,268	$1,113
Total loans
Net charge-offs / (recoveries)	$4,642	$1,624	$1,728
Average balance outstanding	11,132,618	10,083,925	10,380,605
Net charge-offs (recoveries) as a percentage of average loans	0.04%	0.02%	0.02%

ALLOWANCE FOR CREDIT LOSSES

As of December 31, 2023, the total allowance for credit losses – loans and commitments was $139.3 million, of which $130.7 million relates to loans and $8.6 million relates to loan commitments. The allowance for credit losses – loans was 1.12% of total portfolio loans as of December 31, 2023, compared to 1.10% as of December 31, 2022.

The allowance for credit losses - loans individually-evaluated increased $2.6 million from December 31, 2022 to December 31, 2023 due to an individually-evaluated loan analysis completed on certain classified commercial real estate loans. The allowance for credit losses-loans collectively-evaluated increased from December 31, 2022 to December 31, 2023 by $10.3 million.

The allowance for credit losses - loan commitments was $8.6 million at December 31, 2023 as compared to $8.4 million as of December 31, 2022, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for credit losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the PD/LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of December 31, 2023, the forecast was based upon a blend of nationally-recognized published economic forecasts through December 31, 2023, and is primarily driven by national unemployment and interest rate spread forecasts. Wesbanco’s blended forecast of national unemployment, at year end, was projected to be 4.3%, and subsequently increase to an average of 4.6% over the 2024 forecast period. The calculation utilized an immediate reversion period back to the Company’s historical loss rate by loan classification. Included in the qualitative factors were deferred interest on modified loans, office space concentration and rising interest rates. The included qualitative factors address credit risk not covered by the traditional allowance process.

Table 19 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

TABLE 19. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of year:
Allowance for credit losses - loans	$117,790	$121,622	$185,827
Allowance for credit losses - loan commitments	8,368	7,775	9,514
Total beginning allowance for credit losses - loans and loan commitments	126,158	129,397	195,341
Provision for credit losses:
Provision for loan losses	17,527	(2,208)	(62,477)
Provision for loan commitments	236	593	(1,739)
Total provision for credit losses - loans and loan commitments	17,763	(1,615)	(64,216)
Net charge-offs:
Total charge-offs	(11,177)	(7,892)	(10,136)
Total recoveries	6,535	6,268	8,408
Net charge-offs	(4,642)	(1,624)	(1,728)
Balance at end of year:
Allowance for credit losses - loans	130,675	117,790	121,622
Allowance for credit losses - loan commitments	8,604	8,368	7,775
Total ending allowance for credit losses - loans and loan commitments	$139,279	$126,158	$129,397
Allowance for credit losses - loans as a percentage of total portfolio loans	1.12%	1.10%	1.25%
Allowance for credit losses - loans to non-accrual loans	4.87x	3.08x	3.40x
Allowance for credit losses - loans to total non-performing loans	4.87x	2.84x	3.08x
Allowance for credit losses - loans to total non-performing loans and loans past due 90 days or more	3.59x	2.51x	2.57x

The allowance consists of specific reserves for certain individually-evaluated loans, if any, and a general reserve for all other loans. Commercial loans, including CRE and C&I, that have other unique characteristics are tested individually for potential credit losses. Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies pertaining to the allowance for credit losses. The allowance for collectively-evaluated loans is comprised of factors based on both historical loss experience and other qualitative factors. The allowance for collectively-evaluated loans increased $10.3 million or 8.9% from December 31, 2022 to December 31, 2023 due to changes in macroeconomic factors, changes in portfolio mix and changes in both quantitative and qualitative adjustments. The allowance for individually-evaluated loans was $5.7 million at December 31, 2023, an increase of $2.6 million from December 31, 2022. Despite the increase, the balance of commercial real estate loans individually-evaluated decreased from $50.4 million in 2022 to $37.0 million in 2023. The allowance for loan commitments increased $0.2 million from December 31, 2022 to December 31, 2023.

Table 20 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 20. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2023		2022
(dollars in thousands)	Allowance Amount	% of Loans or Commitments to Total Portfolio Loans or Commitments	Allowance Amount	% of Loans or Commitments to Total Portfolio Loans or Commitments
Allowance for credit losses - loans:
Commercial real estate—land and construction	$7,123	9.1	$6,737	8.8
Commercial real estate—improved property	59,351	47.2	52,659	47.8
Commercial and industrial	36,644	14.4	31,540	14.8
Residential real estate	21,218	21.0	18,208	20.0
Home equity lines of credit	1,017	6.3	4,234	6.5
Consumer	3,956	2.0	3,127	2.1
Deposit account overdrafts	1,366	—	1,285	—
Total allowance for credit losses - loans	130,675	100.0	117,790	100.0
Allowance for credit losses - loan commitments:
Commercial real estate—land and construction	6,894	28.6	6,025	25.7
Commercial real estate—improved property	—	5.1	—	5.0
Commercial and industrial	429	36.5	—	31.9
Residential real estate	1,276	4.3	2,215	8.5
Home equity lines of credit	5	24.8	128	28.0
Consumer	—	0.7	—	0.9
Total allowance for credit losses - loan commitments	8,604	100.0	8,368	100.0
Total allowance for credit losses	$139,279		$126,158

Please refer to Note 4, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, specific reserves and management’s judgment with respect to the impact of qualitative factors on each category of loans. A decrease in the allowance for a particular loan category generally reflects either lower loan balances, historical loss rate changes or reductions in non-performing and/or classified commercial loans. Although the allowance for credit losses is allocated as described in Table 20, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of expected future losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb expected future losses at December 31, 2023.

DEPOSITS

TABLE 21. DEPOSITS

	December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Deposits
Non-interest bearing demand	$3,962,592	$4,700,438	$(737,846)	(15.7)
Interest bearing demand	3,463,443	3,119,807	343,636	11.0
Money market	2,017,713	1,684,023	333,690	19.8
Savings deposits	2,493,254	2,741,004	(247,750)	(9.0)
Certificates of deposit	1,231,702	885,818	345,884	39.0
Total deposits	$13,168,704	$13,131,090	$37,614	0.3

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 192 financial centers, as of December 31, 2023, in West Virginia, Ohio, western Pennsylvania, Maryland, Kentucky, and southern Indiana. The FDIC insures all deposits up to $250,000 per account.

Total deposits increased by $37.6 million or 0.3% in 2023 primarily reflecting the benefit of deposit gathering and retention efforts by the retail and commercial teams. Money market and interest-bearing demand deposits increased 19.8% and 11.0%, respectively, while non-interest bearing demand deposits and savings deposits decreased 15.7% and 9.0%, respectively. Deposit balances were also somewhat impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $104.7 million and $96.7 million for the years ended December 31, 2023 and 2022, respectively. Money market deposits were influenced through Wesbanco’s increased participation in the Insured Cash Sweep (ICS®) money market deposits program. ICS® reciprocal balances totaled $1.0 billion at December 31, 2023 as compared to $580.6 million at December 31, 2022. ICS® one-way buys totaled $200.6 million at December 31, 2023. Wesbanco had no one-way buys at December 31, 2022.

Certificates of deposit increased $345.9 million, reflecting the significant increase in the federal funds rate and the continued remix from non interest-bearing demand deposits into certificates of deposit. The increase was also impacted by higher offered rates on certain maturing certificates of deposit. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (“CDARS®”) program. CDARS® balances totaled $48.4 million in outstanding balances at December 31, 2023, of which $10.6 million represented one-way buys, compared to $21.0 million in total outstanding balances at December 31, 2022, none of which represented one-way buys. Certificates of deposit greater than $250,000 were approximately $223.4 million at December 31, 2023 compared to $133.9 million at December 31, 2022. Certificates of deposit of $100,000 or more were approximately $628.5 million at December 31, 2023 compared to $373.5 million at December 31, 2022. Certificates of deposit totaling approximately $915.4 million at December 31, 2023 with a cost of 3.27% are scheduled to mature within the next year. The average rate on certificates of deposit increased 146 basis points from 0.37% for the year ended December 31, 2022 to 1.83% in 2023, with a similar increase experienced for jumbo certificates of deposit. Wesbanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which includes offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 22. UNINSURED DEPOSITS

	December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Portion of certificates of deposit in excess of FDIC insurance limits	$105,947	$133,875	$(27,928)	(20.9)

Certificates of deposit otherwise uninsured with a maturity of:
Three months or less	$32,764	$35,522	$(2,758)	(7.8)
Over three through six months	16,946	27,251	(10,305)	(37.8)
Over six through twelve months	18,422	38,437	(20,015)	(52.1)
Over twelve months	37,815	32,665	5,150	15.8
Total uninsured certificates of deposit	$105,947	$133,875	$(27,928)	(20.9)

Total uninsured deposits (1)	$4,040,705	$4,390,789	$(350,084)	(8.0)
(1) Uninsured deposits include public funds deposits that are collateralized by investment securities totaling $1.5 billion and $1.4 billion at December 31, 2023 and 2022, respectively.

BORROWINGS

TABLE 23. BORROWINGS

	December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,350,000	$705,000	$645,000	91.5
Other short-term borrowings	105,893	135,069	(29,176)	(21.6)
Subordinated debt and junior subordinated debt	279,078	281,404	(2,326)	(0.8)
Total	$1,734,971	$1,121,473	$613,498	54.7

Borrowings are a significant source of funding for Wesbanco in addition to deposits. During 2023, FHLB borrowings increased $645.0 million from December 31, 2022, as $1.6 billion in new advances were partially offset by $1.0 billion in maturities. The average cost in 2023 of maturing and paid-off FHLB borrowings was 5.28%, compared to the average cost of 5.36% for new borrowings in 2023.

Wesbanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. Wesbanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $62.2 million at December 31, 2023, is also pledged as collateral for these advances. Wesbanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2023 and 2022 was estimated to be approximately $3.4 billion and $3.6 billion, respectively. Wesbanco can also use a portion of its maximum borrowing capacity to acquire FHLB letters of credit, which in some jurisdictions can be used to collateralize Wesbanco's public fund deposits.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements or overnight sweep checking accounts decreased $29.2 million to $105.9 million at December 31, 2023, compared to $135.1 million at December 31, 2022 due to moving certain customer relationships to interest-bearing demand deposits. At December 31, 2022 and 2021, there were no outstanding federal funds purchased.

In March of 2022, Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month SOFR plus a spread of 1.787%. In 2023, Wesbanco completed a partial repurchase and cancellation of $3.1 million of Oak Hill Capital Trust 4, at a discount of $0.7 million.

CAPITAL RESOURCES

Shareholders’ equity increased to $2.5 billion at December 31, 2023 from $2.4 billion at December 31, 2022. The increase was primarily the result of net income totaling $159.0 million for the year ended December 31, 2023 and a $35.7 million increase in other comprehensive income. This gain consisted of a $28.7 million unrealized gain in the securities portfolio and a $7.0 million gain in the defined benefits pension plan and other postretirement benefits for the year ended December 31, 2023. Shareholders' equity was negatively impacted by the repurchase of common shares net of restricted stock vesting activity totaling $3.7 million and the declaration of common and preferred shareholder dividends totaling $82.9 million and $10.1 million, respectively for the year ended December 31, 2023.

For 2023, common dividends increased to $1.41 per share, or 2.9% on an annualized basis, compared to $1.37 per share in 2022. The common dividend per share payout ratio increased to 56.2% in 2023 from 45.4% in 2022, which is primarily attributable to a decrease in earnings year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 40% to 75%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors.

Wesbanco purchased 162,700 shares of its common stock on the open market at a total cost of $3.7 million or $23.04 per share during the year under current share repurchase authorizations. On February 24, 2022, Wesbanco's Board of Directors authorized the adoption of a new stock repurchase plan for the purchase of up to 3.2 million shares, which was in addition to the prior plans that were utilized during the year. At December 31, 2023, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 1,021,901 shares.

Wesbanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. Wesbanco and its banking subsidiary Wesbanco Bank maintain Tier 1 risk-based, Total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. The Bank paid $77.0 million in dividends to Wesbanco during 2023, or 44% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2023, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $135.5 million from the Bank. The Bank’s policy is generally to declare dividends up to 90% of its earnings to the parent annually, subject to change, with Board approval.

Wesbanco currently has $279.1 million in subordinated debt and junior subordinated debt on its Consolidated Balance Sheet. For regulatory purposes, the junior subordinated debt and trust preferred securities totaling $126.9 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are accounted for as Tier 2 capital in accordance with current regulatory reporting requirements. In March of 2022, Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures. These notes are considered Tier 2 regulatory capital for Wesbanco.

Please refer to Note 21, “Regulatory Matters,” of the Consolidated Financial Statements for more information on capital amounts, ratios and minimum regulatory requirements. Also refer to “Item 1. Business” within this Annual Report on Form 10-K for more information on the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III Capital Standards.

LIQUIDITY RISK

Liquidity is defined as a financial institution’s capacity to meet its cash and collateral obligations at a reasonable cost. Liquidity risk is the risk that an institution’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its obligations. An institution’s obligations, and the funding sources to meet them, depend significantly on its business mix, balance sheet structure, and the cash flows of its on- and off-balance sheet obligations. Institutions confront various internal and external situations that can give rise to increased liquidity risk including funding mismatches, market constraints on funding sources, contingent liquidity events, changes in economic conditions, and exposure to credit, market, operation, legal and reputation risk. Wesbanco actively manages liquidity risk through its ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is centrally monitored by Wesbanco’s ALCO with direct oversight from the Board of Directors ("BOD").

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources adequately meet its liquidity requirements. Wesbanco’s net loans-to-assets ratio was 65.0% and deposit balances funded 74.3% of total assets at December 31, 2023.

The following table lists the sources of liquidity from assets at December 31, 2023 expected within the next year:

(in thousands)
Cash and cash equivalents	$595,353
Securities with a maturity date within the next year and callable securities	284,449
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	264,337
Loans held for sale	16,354
Accruing loans scheduled to mature	1,280,058
Normal loan repayments	1,432,334
Total sources of liquidity expected within the next year	$3,872,885

(1) Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.2 billion at December 31, 2023. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $915.4 million at December 31, 2023, with a weighted average cost of 3.27%, which includes jumbo regular certificates of deposit totaling $439.1 million with a weighted-average cost of 3.80%, and jumbo CDARS® certificates of deposit of $41.3 million with a weighted-average cost of 3.63%, which included $10.6 million of brokered one-way buys.

Uninsured deposits, as reported for regulatory purposes, totaled $4.0 billion at December 31 2023, or 31% of total deposits. Uninsured deposits include $1.5 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at December 31, 2023, uninsured deposits were $2.6 billion, or 20% of total deposits.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $3.4 billion and $3.6 billion at December 31, 2023 and December 31, 2022, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. At December 31, 2023, the Bank had unpledged available-for-sale securities with an estimated fair value of $296.0 million, or 13.8% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. A significant portion of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015. As a result of this growth, Wesbanco is monitoring exposure to public funds deposits in relation to pledging requirements and providing insured cash sweep ("ICS") deposits via Intrafi® as a solution for a portion of new and existing public fund depositors. In addition, at December 31, 2023, the Bank had unpledged held-to-maturity securities with an estimated fair value of $798.7 million. Most of these securities are tax-exempt municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at December 31, 2023. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at December 31, 2023, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans. In addition, in March 2023, the Federal Reserve announced that it would make available additional funding to eligible depository institutions through the creation of a new Bank Term Funding Program ("BTFP"). The BTFP would offer loans of up to one year in length to eligible depository institutions that pledge U.S. Treasuries, agency debt and mortgage-backed securities, or other qualifying assets as collateral. As of December 31, 2023, Wesbanco has not utilized the BTFP for funding, but does have $291.9 million in par value of qualifying investment securities that could be used to access funds from the program.

Other short-term borrowings of $105.9 million at December 31, 2023 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or Lines of Credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $250.2 million in cash on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2023, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $135.6 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $4.7 billion and $4.6 billion at December 31, 2023 and December 31, 2022, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 10, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

MARKET RISK

The primary objective of Wesbanco’s ALCO with direct oversight from the BOD is to maximize net interest income within established policy parameters. This objective is accomplished through the management of balance sheet composition and duration, market risk exposures arising from changing economic conditions as well as liquidity risk.

Market risk is defined as the risk of loss due to adverse changes in the fair value of financial instruments resulting from fluctuations in interest rates and bond prices. Management considers interest rate risk to be Wesbanco’s most significant market risk. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates. The consistency of Wesbanco’s net interest income is largely dependent on effective management of Wesbanco's interest rate risk profile. As interest rates change in the market, rates earned on interest rate-sensitive assets and rates paid on interest rate-sensitive liabilities do not necessarily move concurrently. Differing rate sensitivities may arise because fixed rate assets and liabilities may not have the same maturities, because variable rate assets and liabilities differ in the timing and/or the magnitude of rate changes, or due to the shape of the yield curve shifting over time.

Wesbanco’s ALCO is an executive management committee with Board representation, responsible for monitoring and managing interest rate risk within approved policy limits, utilizing earnings sensitivity simulation and economic value-at-risk models. These models are highly dependent on various assumptions, which change regularly as the balance sheet composition and market interest rates change. The key assumptions and strategies employed are analyzed, reviewed and documented at least quarterly by the ALCO as well as provided to the Board.

The earnings sensitivity simulation model projects changes in net interest income resulting from the effects of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, call dates, changes to deposit product betas and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on internally-developed models derived from institution specific data, current market rates and economic forecasts, and are internally back-tested and periodically reviewed by an independent third-party consultant. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured (otherwise known as a "static" balance sheet) and also assumes that a particular change in interest rates is reflected immediately and parallel across all tenors of the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results, particularly in times of stress. In addition, this analysis does not consider actions that management might employ in the future in response to changes in interest rates, as well as changes in earning asset and costing liability balances.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at December 31, 2023 and December 31, 2022, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest	Percentage Change in Net Interest Income from Base over One Year		ALCO
Rates (basis points)	December 31, 2023	December 31, 2022	Guidelines
+200	3.3%	5.6%	(10.0%)
+100	3.0%	2.8%	(7.5%)
-100	(3.0%)	(4.4%)	(7.5%)
-200	(7.0%)	(9.8%)	(10.0%)
-300	(11.5%)	(15.6%)	(15.0%)
-400	(16.3%)	N/A	(20.0%)

Net interest income sensitivity changes are due to the impact of the current rate and yield curve environment on base case net interest income and the related calculation of immediate parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as periodic updates of various modeling assumptions. Generally, interest bearing non-maturity deposit betas utilized in modeling have increased to 40% in up shocks and 30% in down shocks as the banking industry continues to remain in a high interest rate environment where funding cost pressures have persisted over the past year. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically, but no less than annually in our models for non-maturity deposits and loans. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, customer requests for negotiated rates, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons not listed.

In addition to the aforementioned parallel rate shock earnings sensitivity simulation model, the ALCO also reviews a “dynamic” forecast scenario to project Wesbanco's "most likely" net interest income over a rolling two-year time period. This forecast is updated at least quarterly, incorporating revisions and updated assumptions into the model for estimated loan and deposit growth, expected balance sheet re-mixing strategies, changes in forecasted interest rates for various indices and yield curves, competitive market spreads for various products and other assumptions not listed. Such modeling is directionally consistent with typical parallel rate shock scenarios, and it assists in predicting changes in forecasted outcomes and potential adjustments to management plans to assist in achieving earnings goals.

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of December 31, 2023 and December 31, 2022. Changes in EVE sensitivity since year-end 2022 relate to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in Interest	Percentage Change in Economic Value of Equity from Base over One Year		ALCO
Rates (basis points)	December 31, 2023	December 31, 2022	Guidelines
+200	0.3%	(4.3%)	(20.0%)
+100	2.6%	(1.8%)	(10.0%)
-100	(2.8%)	(0.8%)	(10.0%)
-200	(8.0%)	(7.9%)	(20.0%)
-300	(16.5%)	(17.5%)	(30.0%)
-400	(28.0%)	N/A	(40.0%)

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

Wesbanco’s management assessed the effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on the assessment, management determined that, as of December 31, 2023, Wesbanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, Wesbanco’s independent registered public accounting firm, as stated in their accompanying report appearing below.

/s/ Jeffrey H. Jackson	/s/ Daniel K. Weiss, Jr.
Jeffrey H. Jackson	Daniel K. Weiss, Jr.
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Wesbanco, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wesbanco, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

February 26, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wesbanco, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

Allowance for credit losses - loans
Description of the Matter

The Company’s loan portfolio totaled $11.6 billion as of December 31, 2023 and the associated allowance for credit losses - loans (ACL) was $130.7 million. As discussed in Note 1 and 4 to the consolidated financial statements, the ACL reflects the lifetime expected credit losses on the Company’s loan portfolio. The ACL is calculated utilizing the probability of default / loss given default approach to calculate the expected loss for each segment, which is then discounted to net present value. The primary macroeconomic drivers of the quantitative model includes the forecast of national unemployment and interest rate spreads. The evaluation also considers qualitative factor adjustments such as economic trends and conditions.

Auditing management’s ACL estimate was complex due to the subjectivity in evaluating the national unemployment (macroeconomic forecast) used by the Company in their quantitative ACL model. Management utilizes information obtained from various third parties to inform their view of the macroeconomic forecast. Other internal and external indicators of economic forecasts are also considered by management when establishing the forecast for the ACL. We identified auditing the reasonableness of management’s macroeconomic forecast in the ACL for loans as a critical audit matter as it involves especially subjective auditor judgment.

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

Pittsburgh, Pennsylvania

February 26, 2024

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2023	2022
ASSETS
Cash and due from banks, including interest bearing amounts of $436,879 and $242,229, respectively	$595,383	$408,411
Securities:
Equity securities, at fair value	12,320	11,506
Available-for-sale debt securities, at fair value	2,194,329	2,529,140
Held-to-maturity debt securities (fair values of $1,069,159 and $1,084,390, respectively)	1,199,527	1,248,629
Allowance for credit losses, held-to-maturity debt securities	(192)	(220)
Net held-to-maturity debt securities	1,199,335	1,248,409
Total securities	3,405,984	3,789,055
Loans held for sale	16,354	8,249
Portfolio loans, net of unearned income	11,638,461	10,702,728
Allowance for credit losses - loans	(130,675)	(117,790)
Net portfolio loans	11,507,786	10,584,938
Premises and equipment, net	233,571	220,892
Accrued interest receivable	77,435	68,522
Goodwill and other intangible assets, net	1,132,267	1,141,355
Bank-owned life insurance	355,033	352,361
Other assets	388,561	358,122
Total Assets	$17,712,374	$16,931,905
LIABILITIES
Deposits:
Non-interest bearing demand	$3,962,592	$4,700,438
Interest bearing demand	3,463,443	3,119,807
Money market	2,017,713	1,684,023
Savings deposits	2,493,254	2,741,004
Certificates of deposit	1,231,702	885,818
Total deposits	13,168,704	13,131,090
Federal Home Loan Bank borrowings	1,350,000	705,000
Other short-term borrowings	105,893	135,069
Subordinated debt and junior subordinated debt	279,078	281,404
Total borrowings	1,734,971	1,121,473
Accrued interest payable	11,121	4,593
Other liabilities	264,516	248,087
Total Liabilities	15,179,312	14,505,243
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at December 31, 2023 and December 31, 2022, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 59,376,435 and 59,198,963 shares outstanding at December 31, 2023 and December 31, 2022, respectively	141,834	141,834
Capital surplus	1,635,859	1,635,877
Retained earnings	1,142,586	1,077,675
Treasury stock (8,704,871 and 8,882,343 shares at cost, respectively)	(302,995)	(308,964)
Accumulated other comprehensive loss	(226,693)	(262,416)
Deferred benefits for directors	(2,013)	(1,828)
Total Shareholders’ Equity	2,533,062	2,426,662
Total Liabilities and Shareholders’ Equity	$17,712,374	$16,931,905

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Loans, including fees	$596,852	$422,401	$415,965
Interest and dividends on securities:
Taxable	73,449	66,123	50,401
Tax-exempt	18,830	18,818	16,161
Total interest and dividends on securities	92,279	84,941	66,562
Other interest income	22,385	6,314	2,440
Total interest and dividend income	711,516	513,656	484,967
INTEREST EXPENSE
Interest bearing demand deposits	72,866	12,181	3,669
Money market deposits	36,616	3,562	1,803
Savings deposits	23,869	4,115	1,031
Certificates of deposit	18,472	4,089	7,623
Total interest expense on deposits	151,823	23,947	14,126
Federal Home Loan Bank borrowings	59,318	3,968	6,167
Other short-term borrowings	2,545	568	227
Subordinated debt and junior subordinated debt	16,492	10,860	6,514
Total interest expense	230,178	39,343	27,034
NET INTEREST INCOME	481,338	474,313	457,933
Provision for credit losses	17,734	(1,663)	(64,274)
Net interest income after provision for credit losses	463,604	475,976	522,207
NON-INTEREST INCOME
Trust fees	28,135	27,551	29,511
Service charges on deposits	26,116	26,281	22,412
Electronic banking fees	19,454	20,002	19,318
Net swap fee and valuation income	6,912	7,067	6,481
Net securities brokerage revenue	10,055	9,525	6,896
Bank-owned life insurance	11,002	10,728	8,936
Mortgage banking income	2,652	5,129	19,528
Net securities gains (losses)	900	(1,777)	1,113
Net gains on other real estate owned and other assets	1,520	482	4,816
Other income	13,701	12,403	13,774
Total non-interest income	120,447	117,391	132,785
NON-INTEREST EXPENSE
Salaries and wages	176,938	167,028	154,242
Employee benefits	46,901	37,771	41,033
Net occupancy	25,338	26,105	26,843
Equipment and software	36,666	32,508	30,006
Marketing	11,178	9,335	8,634
FDIC insurance	12,249	7,901	4,150
Amortization of intangible assets	9,088	10,278	11,457
Restructuring and merger-related expense	3,830	1,723	6,717
Other operating expenses	67,814	64,317	70,061
Total non-interest expense	390,002	356,966	353,143
Income before provision for income taxes	194,049	236,401	301,849
Provision for income taxes	35,017	44,288	59,589
NET INCOME	$159,032	$192,113	$242,260
Preferred stock dividends	10,125	10,125	10,125
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$148,907	$181,988	$232,135
EARNINGS PER COMMON SHARE
Basic	$2.51	$3.03	$3.54
Diluted	2.51	3.02	3.53
AVERAGE COMMON SHARES OUTSTANDING
Basic	59,303,210	60,047,177	65,520,527
Diluted	59,427,989	60,215,374	65,669,970
DIVIDENDS DECLARED PER COMMON SHARE	$1.41	$1.37	$1.32

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Net income	$159,032	$192,113	$242,260
Debt securities available-for-sale:
Net change in unrealized gains (losses) on debt securities available-for-sale	38,535	(339,422)	(67,652)
Related income tax (expense) benefit	(10,045)	82,253	16,112
Net securities losses (gains) reclassified into earnings	241	13	(56)
Related income tax (benefit) expense	(58)	(3)	13
Net effect on other comprehensive income for the period	28,673	(257,159)	(51,583)
Defined benefit plans:
Amortization of net loss and prior service costs	399	291	2,521
Related income tax benefit	(97)	(70)	(609)
Recognition of unrealized gain (loss)	8,909	(473)	17,386
Related income tax (expense) benefit	(2,161)	115	(4,194)
Net effect on other comprehensive income for the period	7,050	(137)	15,104
Total other comprehensive gain (loss)	35,723	(257,296)	(36,479)
Comprehensive income (loss)	$194,755	$(65,183)	$205,781

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2023, 2022, and 2021
		Common Stock
(in thousands, except shares and per share amounts)	Preferred Stock Amount	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Deferred Benefits for Directors	Total
January 1, 2021	$144,484	67,254,706	$141,834	$1,634,815	$831,688	$(25,949)	$31,359	$(1,494)	$2,756,737
Net income	—	—	—	—	242,260	—	—	—	242,260
Other comprehensive loss	—	—	—	—	—	—	(36,479)	—	(36,479)
Comprehensive income									205,781
Common dividends declared ($1.32 per share)	—	—	—	—	(85,667)	—	—	—	(85,667)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Stock issued for dividend reinvestment	—	11,720	—	—	(391)	391	—	—	-
Treasury shares acquired	—	(5,218,275)	—	194	—	(183,171)	—	—	(182,977)
Stock options exercised	—	130,273	—	(1,388)	—	4,484	—	—	3,096
Restricted stock granted	—	128,821	—	(4,486)	—	4,486	—	—	-
Stock compensation expense	—	—	—	6,475	—	—	—	—	6,475
Deferred benefits for directors—net	—	—	—	32	—	—	—	(186)	(154)
December 31, 2021	$144,484	62,307,245	$141,834	$1,635,642	$977,765	$(199,759)	$(5,120)	$(1,680)	$2,693,166
Net income	—	—	—	—	192,113	—	—	—	192,113
Other comprehensive loss	—	—	—	—	—	—	(257,296)	—	(257,296)
Comprehensive loss									(65,183)
Common dividends declared ($1.37 per share)	—	—	—	—	(81,286)	—	—	—	(81,286)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Stock issued for dividend reinvestment	—	23,478	—	—	(792)	792	—	—	—
Treasury shares acquired	—	(3,407,016)	—	—	—	(119,097)	—	—	(119,097)
Stock options exercised	—	111,050	—	(529)	—	3,579	—	—	3,050
Restricted stock granted	—	164,206	—	(5,521)	—	5,521	—	—	—
Stock compensation expense	—	—	—	6,246	—	—	—	—	6,246
Deferred benefits for directors—net	—	—	—	39	—	—	—	(148)	(109)
December 31, 2022	$144,484	59,198,963	$141,834	$1,635,877	$1,077,675	$(308,964)	$(262,416)	$(1,828)	$2,426,662
Net income	—	—	—	—	159,032	—	—	—	159,032
Other comprehensive income	—	—	—	—	—	—	35,723	—	35,723
Comprehensive income									194,755
Common dividends declared ($1.41 per share)	—	—	—	—	(82,906)	—	—	—	(82,906)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Stock issued for dividend reinvestment	—	29,871	—	—	(1,090)	1,090	—	—	—
Treasury shares acquired	—	(162,432)	—	—	—	(3,745)	—	—	(3,745)
Stock options exercised	—	10,755	—	(127)	—	364	—	—	237
Restricted stock granted	—	299,278	—	(8,260)	—	8,260	—	—	—
Stock compensation expense	—	—	—	8,324	—	—	—	—	8,324
Deferred benefits for directors—net	—	—	—	45	—	—	—	(185)	(140)
December 31, 2023	$144,484	59,376,435	$141,834	$1,635,859	$1,142,586	$(302,995)	$(226,693)	$(2,013)	$2,533,062

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$159,032	$192,113	$242,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	14,435	13,042	13,387
Other net amortization (accretion)	13,573	8,890	(11,001)
Provision for credit losses	17,734	(1,663)	(64,274)
Net securities (gains) losses	(900)	1,777	(1,113)
Mortgage banking income	(2,652)	(5,129)	(19,528)
Stock compensation expense	8,324	6,246	6,475
(Increase) decrease in deferred income tax assets, net	(3,681)	4,489	18,692
Increase in cash surrender value of bank-owned life insurance	(11,002)	(10,728)	(8,936)
Loans originated for sale	(299,832)	(240,270)	(648,344)
Proceeds from the sale of loans originated for sale	291,886	257,290	789,823
Net change in: accrued interest receivable and other assets	(30,029)	(63,074)	60,503
Net change in: accrued interest payable and other liabilities	12,589	44,232	(35,098)
Other—net	(155)	(3,075)	(6,549)
Net cash provided by operating activities	169,322	204,140	336,297
INVESTING ACTIVITIES
Net (increase) decrease in loans held for investment	(935,437)	(958,192)	1,108,165
Available-for-sale debt securities:
Proceeds from sales	30,987	—	—
Proceeds from maturities, prepayments and calls	341,161	604,330	839,584
Purchases of securities	(4,500)	(468,399)	(1,955,670)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	46,741	88,407	108,883
Purchases of securities	—	(335,042)	(385,538)
Purchases of bank owned life insurance	—	—	(40,000)
Proceeds from bank owned life insurance	8,330	8,726	4,615
Purchases of premises and equipment—net	(22,506)	(7,990)	(8,535)
Net cash used in investing activities	(535,224)	(1,068,160)	(328,496)
FINANCING ACTIVITIES
Increase (decrease) in deposits	38,614	(432,775)	1,140,303
Proceeds from Federal Home Loan Bank borrowings	1,605,000	650,000	—
Repayment of Federal Home Loan Bank borrowings	(960,000)	(128,980)	(365,201)
Decrease in other short-term borrowings	(29,176)	(6,824)	(100,057)
Principal repayments of finance lease obligations	(3,347)	(553)	(444)
Issuance of subordinated debt, net of issuance costs	—	147,702	—
Repayment of junior subordinated debt, net of discount and subordinated debt	(2,294)	—	(60,000)
Dividends paid to common shareholders	(82,290)	(81,325)	(86,484)
Dividends paid to preferred shareholders	(10,125)	(10,125)	(10,125)
Treasury shares purchased—net	(3,508)	(116,047)	(179,882)
Net cash provided by financing activities	552,874	21,073	338,110
Net increase (decrease) in cash, cash equivalents and restricted cash	186,972	(842,947)	345,911
Cash, cash equivalents and restricted cash at beginning of the year	408,411	1,251,358	905,447
Cash, cash equivalents and restricted cash at end of the year	$595,383	$408,411	$1,251,358
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$223,918	$37,745	$32,572
Income taxes paid	35,595	24,899	35,725
Transfers of loans to other real estate owned	210	1,554	526

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations— Wesbanco, Inc. (“Wesbanco” or the “Company”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. Wesbanco’s defined business segments are community banking and trust and investment services. As of December 31, 2023, Wesbanco’s banking subsidiary, Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 192 branches and 183 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. In addition, Wesbanco operates an insurance brokerage company, Wesbanco Insurance Services, Inc., and a full service broker/dealer, Wesbanco Securities, Inc.

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

Revenue Recognition— Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606, which include trust fees, service charges on deposits, net securities brokerage revenue, debit card sponsorship income, payment processing fees, electronic banking fees, net swap fee and valuation income, mortgage banking income and net gain or loss on sale of other real estate owned and other assets, there are no significant judgments related to the amount and timing of revenue recognition.

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

Payment processing fees: Payment processing fees are earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name FirstNet. The fees are derived from both the individual consumer banking transactions and from businesses or service providers through monthly billing for total transactions occurring. These fees are earned at the time the transaction or customer activity occurs. The fees are debited from the customers’ deposit accounts or charged directly to the business or service provider. Payment processing fees are recorded within other non-interest income on the Consolidated Statements of Income.

Electronic banking fees: Interchange and ATM fees are earned based on customer and ATM transactions. Revenue is recognized when the transaction is settled.

Net swap fee and valuation income: Fee income is earned when Wesbanco executes interest rate swaps and caps with its commercial banking customers. These swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, generating the fee income. The fee income is recognized when the swap or cap transaction is complete and approved by all parties.

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

A loan is considered non-performing, based on current information and events, if it is probable that Wesbanco will be unable to collect the payments of principal and interest when due according to the original contractual terms of the loan agreement. Wesbanco recognizes interest income on non-accrual loans on the cash basis only if recovery of principal is reasonably assured. All non-accrual loans are considered non-performing loans.

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

Troubled Debt Restructurings (prior to the adoption of ASU 2022-02) — A restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider. The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date, or the expected duration of the loan. The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate below the prevailing market rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the prevailing market rate for new debt with similar risk, or reduction of the unpaid principal or interest. Additionally, all consumer bankruptcies are considered TDR; all TDRs are considered nonperforming loans.

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

Acquired Loans— Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value and are classified into two categories; purchased financial instruments with more than insignificant credit deterioration (“PCD”) loans, and loans with insignificant credit deterioration (“non-PCD”). PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized in the current period provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

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

The allowance for credit losses reflects the risk of loss on the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the probability of default (“PD”) / loss given default (“LGD”) approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads. Management relies on macroeconomic forecasts obtained from various reputable sources, which may include the Federal Open Market Committee (FOMC) forecast and other publicly available forecasts from well recognized, leading economists. These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgment of what can be reasonably supported. The model reversion period can range from immediate to three years.

The allowance for credit losses is calculated over the loan’s contractual life. For term loans, the contractual life is calculated based on the maturity date. For commercial and industrial (“C&I”) revolving loans with no stated maturity date, the contractual life is calculated based on the internal review date. For all other revolving loans, the contractual life is based on either the estimated maturity date or a default date. The contractual term does not include expected extensions, renewals or modifications.

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

Commercial loans, including CRE and C&I that have unique characteristics, are tested individually for estimated credit losses. Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any. The present value of expected future cash flows are discounted at the loan’s effective interest rate. The effective interest rate on a loan is the rate of return implicit in the loan, the loan’s observable market price, or the fair value of the collateral discounted by the estimated selling expenses, if the loan is collateral dependent. Wesbanco chooses the appropriate measurement method on a loan by loan basis for an individually evaluated loan, except for collateral dependent loans for which foreclosure of the collateral is probable. A loan is collateral dependent if repayment of the loan is to be provided solely by the underlying collateral. If the Bank determines that foreclosure of the collateral is probable, ASC 326-20 requires that the expected credit loss be based on the difference between the current fair value of the collateral and the amortized cost basis of the financial asset. At this point, the loan would either be charged down or adequately reserved.

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

Operating leases are recorded as a right of use (“ROU”) asset and operating lease liability, included in premises and equipment, net and other liabilities, respectively. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded primarily in net occupancy expense in the consolidated statements of income.

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

Derivative Instruments and Hedging Activities— Wesbanco records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Wesbanco has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Wesbanco enters into back-to-back interest rate swaps and caps with commercial banking customers and then with counterparties for the offsetting interest rate swap or cap. Currently, none of Wesbanco’s derivatives are designated in qualifying hedging relationships, as the derivatives are not used to manage risks within Wesbanco’s assets or liabilities. As such, all changes in fair value of Wesbanco’s derivatives are recognized directly in earnings.

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

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)." The amendments in this Update related to the rate reconciliation and income taxes paid disclosures and are designed to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. For Wesbanco, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2023-08 – Intangibles-Goodwill and Other Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of a Crypto Asset

In December 2023, the FASB issued ASU 2023-08, "Intangibles-Goodwill and Other Crypto Assets (Subtopic 350-60)." The amendments in this Update require that an entity measure crypto assets at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The amendments also require that an entity provide enhanced disclosures for both annual and interim reporting periods to provide investors with relevant information to analyze and assess the exposure and risk of significant individual crypto asset holdings. In addition, fair value measurement aligns the accounting required for holders of crypto assets with the accounting for entities that are subject to certain industry-specific guidance (such as investment companies) and eliminates the requirement to test those assets for impairment, thereby reducing the associated cost and complexity of applying the current guidance. For Wesbanco, the amendments are effective beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements, as Wesbanco holds no crypto assets.

ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280).” The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. For Wesbanco, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

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

ASU 2023-04 - Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 121 (SEC Update)

In August 2023, the FASB issued ASU 2023-04, "Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No.121." ASU 2023-04 adds various SEC paragraphs to the Codification to reflect guidance included in SEC Staff Accounting Bulletin No. 121 on safeguarding crypto assets. As of December 31, 2023, this ASU does not apply to Wesbanco as Wesbanco does not safeguard crypto assets.

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

ASU 2023-02 – Investments Equity Method and Joint Ventures (Topic 323)

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU’s amendments “remove the specialized guidance for [low-income-housing tax credit] investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using the guidance in other [GAAP].” For Wesbanco, this update was effective on January 1, 2024. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

ASU 2023-01 - Leases (Topic 842): Common Control Arrangements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Additionally, ASU 2023-01 amends the accounting for leasehold improvements in common-control arrangements for all entities. For Wesbanco, this update was effective on January 1, 2024. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

ASU 2022-04 - Liabilities – Supplier Finance Programs (Sub-topic 405-50)

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50).” The amendments in this ASU require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. For Wesbanco, this update was effective on January 1, 2023, except for the amendment on rollforward information, which was effective on January 1, 2024. The adoption of this full pronouncement did not have a material impact on the Consolidated Financial Statements.

ASU 2022-03 - Fair Value Measurement (Topic 820)

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820).” The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and therefore, is not considered in measuring fair value. Furthermore, the amendments to this ASU clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The update to this ASU requires the following disclosures for equity securities: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s) and; (3) the circumstances that could cause a lapse in the restriction(s). For Wesbanco, this update was effective on January 1, 2024. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

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

ASU 2020-04, ASU 2021-01 and ASU 2022-06 - Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848).” This ASU provided temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the London Interbank Offered Rate ("LIBOR") or other reference rate expected to be discontinued on financial reporting. The ASU also provides optional expedients for contract modifications that replace a reference rate affected by reference rate reform. The guidance is effective as of March 12, 2020 through December 31, 2022, and can be adopted at any time during this period. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of Topic 848 and addresses questions about whether

Topic 848 can be applied to derivative instruments that do not reference a rate that is expected to be discontinued, but that use an interest rate for margining, discounting or contract price alignment that is expected to be modified as a result of reference rate reform. ASU 2021-01 is effective upon issuance through December 31, 2024, and can be adopted at any time during this period. Wesbanco has not offered LIBOR for any new contracts after December 31, 2021. Wesbanco has chosen the One Month Term Secured Overnight Financing Rate ("1M Term SOFR") as its alternative replacement rate for LIBOR on both back-to-back swaps and on one-month variable loans. A transition plan was implemented in 2021 to identify and modify Wesbanco's loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” In the Update, the Board decided to defer the sunset date of Topic 848 to December 31, 2024, to permit entities to apply the guidance in Topic 848 through the expected cessation date of USD LIBOR. In the Board’s view, that time frame would have been sufficient to provide flexibility for additional unforeseen changes to the timeline of USD LIBOR cessation and to accommodate global interbank offered rate (IBOR) transition. The update did not have a material impact on Wesbanco’s Consolidated Financial Statements. At December 31, 2023, Wesbanco has completed its transition away from LIBOR.
NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2023	2022	2021
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$148,907	$181,988	$232,135
Denominator:
Total average basic common shares outstanding	59,303,210	60,047,177	65,520,527
Effect of dilutive stock options and other stock compensation	124,779	168,197	149,443
Total diluted average common shares outstanding	59,427,989	60,215,374	65,669,970
Earnings per common share—basic	$2.51	$3.03	$3.54
Earnings per common share—diluted	2.51	3.02	3.53

As of December 31, 2023, 2022 and 2021, respectively, 594,017, 510,211 and 412,131 options to purchase shares were excluded in the diluted shares computation because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of December 31, 2023, 24,000 shares were estimated to be awarded under the active total shareholder return plans as stock performance targets had been met. As of December 31, 2022, 53,280 were estimated to be awarded and were included in the diluted calculation and as of December 31, 2021, no shares were included because the performance criteria was not met at that time and the effect would be antidilutive.

In addition, performance-based restricted stock compensation totaling 68,833, 53,230 and 61,267 shares were estimated to be awarded as of December 31, 2023, 2022 and 2021, respectively, and are included in the calculation.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	December 31, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	$238,676	$—	$(30,310)	$208,366	$259,418	$2	$(33,450)	$225,970
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,897,511	47	(267,874)	1,629,684	2,144,015	25	(297,987)	1,846,053
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	274,220	11	(5,924)	268,307	359,811	—	(10,080)	349,731
Obligations of states and political subdivisions	78,819	167	(2,861)	76,125	96,081	244	(4,097)	92,228
Corporate debt securities	11,962	—	(115)	11,847	15,451	—	(293)	15,158
Total available-for-sale debt securities	$2,501,188	$225	$(307,084)	$2,194,329	$2,874,776	$271	$(345,907)	$2,529,140
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$3,587	$—	$(313)	$3,274	$4,357	$—	$(416)	$3,941
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	38,893	—	(3,017)	35,876	45,909	—	(3,809)	42,100
Obligations of states and political subdivisions	1,136,779	852	(127,518)	1,010,113	1,177,986	577	(159,975)	1,018,588
Corporate debt securities	20,268	—	(372)	19,896	20,377	—	(616)	19,761
Total held-to-maturity debt securities (1)	$1,199,527	$852	$(131,220)	$1,069,159	$1,248,629	$577	$(164,816)	$1,084,390
Total debt securities	$3,700,715	$1,077	$(438,304)	$3,263,488	$4,123,405	$848	$(510,723)	$3,613,530

(1) Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022 there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

Equity securities, of which $9.7 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $12.3 million and $11.5 million at December 31, 2023 and 2022, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2023. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$31,309	$30,868
1-5 years	155,156	151,367
5-10 years	321,197	304,927
Over 10 years	1,993,526	1,707,167
Total available-for-sale debt securities	$2,501,188	$2,194,329
Held-to-maturity debt securities
Less than one year	$19,747	$19,727
1-5 years	114,612	113,565
5-10 years	482,666	447,074
Over 10 years	582,502	488,793
Total held-to-maturity debt securities	$1,199,527	$1,069,159
Total debt securities	$3,700,715	$3,263,488

Securities with an aggregate fair value of $2.1 billion at December 31, 2023 and 2022, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $31.0 million for the year ended December 31, 2023. There were no sales of available-for-sale securities for the years ended December 31, 2022 and December 31, 2021. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as December 31, 2023, 2022, and 2021 were ($233.2) million, ($261.8) million and ($4.7) million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments for the years ended December 31, 2023, 2022 and 2021, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Debt securities:
Gross realized gains	$65	$168	$252
Gross realized losses	(302)	(21)	(57)
Net (losses) gains on debt securities	$(237)	$147	$195
Equity securities:
Unrealized gains (losses) recognized on securities still held	$1,137	$(1,924)	$918
Net gains (losses) on equity securities	$1,137	$(1,924)	$918
Net securities gains (losses)	$900	$(1,777)	$1,113

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.8 million and $9.5 million as of December 31, 2023 and 2022, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the years ended December 31, 2023, 2022 and 2021, respectively:

	Allowance for Credit Losses By Category
	For the Years Ended December 31, 2023, 2022 and 2021

	Obligations of
	state and	Corporate
	political	debt
(in thousands)	subdivisions	Securities	Total
Beginning balance at January 1, 2023	$167	$53	$220
Current period provision	(7)	(21)	(28)
Write-offs	—	—	—
Recoveries	—	—	—
Ending balance at December 31, 2023	$160	$32	$192

Beginning balance at January 1, 2022	$174	$94	$268
Current period provision	(7)	(41)	(48)
Write-offs	—	—	—
Recoveries	—	—	—
Ending balance at December 31, 2022	$167	$53	$220

Beginning balance at January 1, 2021	$130	$196	$326
Current period provision	44	(102)	(58)
Write-offs	—	—	—
Recoveries	—	—	—
Ending balance at December 31, 2021	$174	$94	$268

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$18	$(1)	1	$208,348	$(30,309)	45	$208,366	$(30,310)	46
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	1,625,144	(267,874)	467	1,625,144	(267,874)	467
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	5,520	(31)	1	251,765	(5,893)	60	257,285	(5,924)	61
Obligations of states and political subdivisions	10,387	(86)	19	49,002	(2,775)	79	59,389	(2,861)	98
Corporate debt securities	4,482	(18)	3	7,365	(97)	3	11,847	(115)	6
Total temporarily impaired securities	$20,407	$(136)	24	$2,141,624	$(306,948)	654	$2,162,031	$(307,084)	678

	December 31, 2022
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$107,011	$(8,435)	35	$118,779	$(25,015)	13	$225,790	$(33,450)	48
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	514,789	(39,246)	294	1,328,906	(258,741)	202	1,843,695	(297,987)	496
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	190,189	(5,106)	38	159,543	(4,974)	36	349,732	(10,080)	74
Obligations of states and political subdivisions	67,822	(1,815)	128	7,812	(2,282)	10	75,634	(4,097)	138
Corporate debt securities	7,225	(226)	3	4,433	(67)	3	11,658	(293)	6
Total temporarily impaired securities	$887,036	$(54,828)	498	$1,619,473	$(291,079)	264	$2,506,509	$(345,907)	762

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

Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB stock totaling $62.0 million and $36.2 million at December 31, 2023 and 2022, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $11.5 million at December 31, 2023 and $9.6 million at December 31, 2022. The un-accreted discount on purchased loans from acquisitions was $13.5 million at December 31, 2023 and $18.0 million at December 31, 2022.

	December 31,	December 31,
(in thousands)	2023	2022
Commercial real estate:
Land and construction	$1,055,865	$943,887
Improved property	5,509,583	5,117,457
Total commercial real estate	6,565,448	6,061,344
Commercial and industrial	1,670,659	1,579,395
Residential real estate	2,438,574	2,140,584
Home equity	734,219	695,065
Consumer	229,561	226,340
Total portfolio loans	11,638,461	10,702,728
Loans held for sale	16,354	8,249
Total loans	$11,654,815	$10,710,977

Allowance for Credit Losses

The allowance for credit losses under CECL is calculated utilizing the probability of default ("PD")/ loss given default ("LGD"), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. At December 31, 2023, the primary drivers of the allowance model calculation were loan growth, macroeconomic variables, prepayment speeds, qualitative factors for distressed industries, the current rate environment and changes in risk grading. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At year-end, Wesbanco applied a one-year forecast and immediately reverted to historical losses. The national unemployment was projected to be 4.3% as of December 31, 2023 and subsequently increase to an average of 4.6% over the remainder of the one-year forecast period. Accrued interest receivable for loans was $62.2 million and $51.8 million at December 31, 2023 and December 31, 2022, respectively. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.1 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. Accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $15.6 million and $17.0 million at December 31, 2023 and December 31, 2022, respectively.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31, 2023
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at beginning of year:
Allowance for credit losses - loans	$6,737	$52,659	$31,540	$18,208	$4,234	$3,127	$1,285	$117,790
Allowance for credit losses - loan commitments	6,025	—	—	2,215	128	—	—	8,368
Total beginning allowance for credit losses - loans and loan commitments	12,762	52,659	31,540	20,423	4,362	3,127	1,285	126,158
Provision for credit losses:
Provision for loan losses	321	7,722	6,168	2,290	(2,901)	2,507	1,420	17,527
Provision for loan commitments	869	—	429	(939)	(123)	—	—	236
Total provision for credit losses - loans and loan commitments (2)	1,190	7,722	6,597	1,351	(3,024)	2,507	1,420	17,763
Charge-offs	(222)	(1,877)	(2,283)	(392)	(925)	(3,725)	(1,753)	(11,177)
Recoveries	287	847	1,219	1,112	609	2,047	414	6,535
Net recoveries (charge-offs)	65	(1,030)	(1,064)	720	(316)	(1,678)	(1,339)	(4,642)
Balance at end of period:
Allowance for credit losses - loans	7,123	59,351	36,644	21,218	1,017	3,956	1,366	130,675
Allowance for credit losses - loan commitments	6,894	—	429	1,276	5	—	—	8,604
Total ending allowance for credit losses - loans and loan commitments	$14,017	$59,351	$37,073	$22,494	$1,022	$3,956	$1,366	$139,279

(1) Deposit overdrafts of $4.7 million and $4.4 million are included in total portfolio loans for the periods ending December 31, 2023 and December 31, 2022, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 3, "Securities."

	For the Year Ended December 31, 2022
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at beginning of year:
Allowance for credit losses - loans	$7,310	$65,355	$26,875	$15,401	$724	$3,737	$2,220	$121,622
Allowance for credit losses - loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total beginning allowance for credit losses - loans and loan commitments	11,490	65,556	28,372	16,977	773	4,009	2,220	129,397
Provision for credit losses:
Provision for loan losses	(625)	(12,939)	4,736	2,717	3,526	44	333	(2,208)
Provision for loan commitments	1,845	(201)	(1,497)	639	79	(272)	—	593
Total provision for credit losses - loans and loan commitments (2)	1,220	(13,140)	3,239	3,356	3,605	(228)	333	(1,615)
Charge-offs	(73)	(795)	(1,068)	(500)	(358)	(3,476)	(1,622)	(7,892)
Recoveries	125	1,038	997	590	342	2,822	354	6,268
Net recoveries (charge-offs)	52	243	(71)	90	(16)	(654)	(1,268)	(1,624)
Balance at end of period:
Allowance for credit losses - loans	6,737	52,659	31,540	18,208	4,234	3,127	1,285	117,790
Allowance for credit losses - loan commitments	6,025	—	—	2,215	128	—	—	8,368
Total ending allowance for credit losses - loans and loan commitments	$12,762	$52,659	$31,540	$20,423	$4,362	$3,127	$1,285	$126,158

(1) Deposit overdrafts of $4.4 million and $19.0 million are included in total portfolio loans for the periods ending December 31, 2022 and December 31, 2021, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 3, "Securities."

	For the Year Ended December 31, 2021
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at beginning of year:
Allowance for credit losses - loans	$10,841	$110,652	$37,850	$17,851	$1,487	$6,507	$639	$185,827
Allowance for credit losses - loan commitments	6,508	712	1,275	955	45	19	—	9,514
Total beginning allowance for credit losses - loans and loan commitments	17,349	111,364	39,125	18,806	1,532	6,526	639	195,341
Provision for credit losses:
Provision for loan losses	(3,698)	(44,831)	(10,749)	(2,708)	(899)	(2,286)	2,694	(62,477)
Provision for loan commitments	(2,328)	(511)	222	621	4	253	—	(1,739)
Total provision for credit losses - loans and loan commitments (2)	(6,026)	(45,342)	(10,527)	(2,087)	(895)	(2,033)	2,694	(64,216)
Charge-offs	(22)	(1,825)	(2,521)	(873)	(414)	(2,995)	(1,486)	(10,136)
Recoveries	189	1,359	2,295	1,131	550	2,511	373	8,408
Net recoveries (charge-offs)	167	(466)	(226)	258	136	(484)	(1,113)	(1,728)
Balance at end of period:
Allowance for credit losses - loans	7,310	65,355	26,875	15,401	724	3,737	2,220	121,622
Allowance for credit losses - loan commitments	4,180	201	1,497	1,576	49	272	—	7,775
Total ending allowance for credit losses - loans and loan commitments	$11,490	$65,556	$28,372	$16,977	$773	$4,009	$2,220	$129,397

(1) Deposit overdrafts of $19.0 million and $14.4 million are included in total portfolio loans for the periods ending December 31, 2021 and December 31, 2020, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 3, "Securities."

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
December 31, 2023
Allowance for credit losses:
Loans individually-evaluated	$—	$5,745	$—	$—	$—	$—	$—	$5,745
Loans collectively-evaluated	7,123	53,606	36,644	21,218	1,017	3,956	1,366	124,930
Loan commitments (2)	6,894	—	429	1,276	5	—	—	8,604
Total allowance for credit losses - loans and commitments	$14,017	$59,351	$37,073	$22,494	$1,022	$3,956	$1,366	$139,279

Portfolio loans:
Individually-evaluated for credit losses	$—	$36,929	$116	$—	$—	$—	$—	$37,045
Collectively-evaluated for credit losses	1,055,865	5,472,654	1,670,543	2,438,574	734,219	229,561	—	11,601,416
Total portfolio loans	$1,055,865	$5,509,583	$1,670,659	$2,438,574	$734,219	$229,561	$—	$11,638,461

December 31, 2022
Allowance for credit losses:
Loans individually-evaluated	$—	$2,988	$130	$—	$—	$—	$—	$3,118
Loans collectively-evaluated	6,737	49,671	31,410	18,208	4,234	3,127	1,285	114,672
Loan commitments (2)	6,025	—	—	2,215	128	—	—	8,368
Total allowance for credit losses - loans and commitments	$12,762	$52,659	$31,540	$20,423	$4,362	$3,127	$1,285	$126,158

Portfolio loans:
Individually-evaluated for credit losses	$24,629	$25,369	$401	$—	$—	$—	$—	$50,399
Collectively-evaluated for credit losses	919,258	5,092,088	1,578,994	2,140,584	695,065	226,340	—	10,652,329
Total portfolio loans	$943,887	$5,117,457	$1,579,395	$2,140,584	$695,065	$226,340	$—	$10,702,728

(1) Deposit overdrafts of $4.7 million and $4.4 million are included in total portfolio loans for the periods ending December 31, 2023 and December 31, 2022, respectively.

(2) For additional detail relating to loan commitments, see Note 18, "Commitments and Contingent Liabilities".

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2023
Pass	$1,053,359	$5,337,394	$1,586,683	$7,977,436
Criticized—compromised	2,497	107,473	73,204	183,174
Classified—substandard	9	64,716	10,772	75,497
Classified—doubtful	—	—	—	—
Total	$1,055,865	$5,509,583	$1,670,659	$8,236,107

As of December 31, 2022
Pass	$911,804	$4,940,135	$1,538,300	$7,390,239
Criticized—compromised	1,329	121,393	25,223	147,945
Classified—substandard	30,754	55,929	15,872	102,555
Classified—doubtful	—	—	—	—
Total	$943,887	$5,117,457	$1,579,395	$7,640,739

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $20.0 million at December 31, 2023 and $24.8 million at December 31, 2022, of which $4.6 million and $5.9 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $21.2 million and $25.0 million of unfunded criticized and classified commercial loan commitments are not included in the tables above for December 31, 2023 and 2022, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of December 31, 2023
Commercial real estate:
Land and construction	$1,055,865	$—	$—	$—	$—	$1,055,865	$—
Improved property	5,490,946	4,416	3,627	10,594	18,637	5,509,583	1,899
Total commercial real estate	6,546,811	4,416	3,627	10,594	18,637	6,565,448	1,899
Commercial and industrial	1,663,985	640	1,255	4,779	6,674	1,670,659	3,184
Residential real estate	2,429,200	1,572	2,471	5,331	9,374	2,438,574	2,602
Home equity	724,293	4,691	1,198	4,037	9,926	734,219	1,407
Consumer	223,989	3,833	1,178	561	5,572	229,561	546
Total portfolio loans	11,588,278	15,152	9,729	25,302	50,183	11,638,461	9,638
Loans held for sale	16,354	—	—	—	—	16,354	—
Total loans	$11,604,632	$15,152	$9,729	$25,302	$50,183	$11,654,815	$9,638

Nonperforming loans included above are as follows:
Non-accrual loans	$9,138	$1,300	$706	$15,664	17,670	$26,808

As of December 31, 2022
Commercial real estate:
Land and construction	$942,236	$—	$910	$741	$1,651	$943,887	$629
Improved property	5,099,342	2,147	331	15,637	18,115	5,117,457	84
Total commercial real estate	6,041,578	2,147	1,241	16,378	19,766	6,061,344	713
Commercial and industrial	1,574,311	1,427	519	3,138	5,084	1,579,395	1,586
Residential real estate	2,129,095	853	3,536	7,100	11,489	2,140,584	1,551
Home equity	686,762	3,885	621	3,797	8,303	695,065	1,063
Consumer	222,153	2,910	704	573	4,187	226,340	530
Total portfolio loans	10,653,899	11,222	6,621	30,986	48,829	10,702,728	5,443
Loans held for sale	8,249	—	—	—	—	8,249	—
Total loans	$10,662,148	$11,222	$6,621	$30,986	$48,829	$10,710,977	$5,443

Nonperforming loans included above are as follows:
Non-accrual loans	$10,337	$1,495	$870	$25,483	27,848	$38,185
TDRs accruing interest (1)	3,131	7	32	60	99	3,230
Total non-performing loans	$13,468	$1,502	$902	$25,543	$27,947	$41,415

(1) For the table presented as of December 31, 2022, loans 90 days or more past due and accruing interest exclude TDRs 90 days or more past due and accruing interest.

The following tables summarize nonperforming loans:

	Nonperforming Loans
	December 31, 2023			December 31, 2022
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$—	$112	$112	$—
Improved property	11,248	9,557	—	18,367	16,601	—
Commercial and industrial	2,492	1,841	—	4,102	3,112	—
Residential real estate	15,128	10,582	—	21,084	16,057	—
Home equity	6,521	4,777	—	6,970	5,374	—
Consumer	104	51	—	316	159	—
Total nonperforming loans without a specific allowance	35,493	26,808	—	50,951	41,415	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—
Total nonperforming loans	$35,493	$26,808	$—	$50,951	$41,415	$—

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$22	$—	$79	$2	$176	$—
Improved property	13,369	—	9,324	99	7,207	32
Commercial and industrial	2,530	—	4,233	12	4,077	11
Residential real estate	12,628	—	17,873	247	20,971	155
Home equity	5,119	—	5,298	37	5,561	13
Consumer	107	—	406	5	420	3
Total nonperforming loans without a specific allowance	33,775	—	37,213	402	38,413	214
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	—	—	—	—	1,669	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	—	—	—	—	1,669	—
Total nonperforming loans	$33,775	$—	$37,213	$402	$40,082	$214

The following table summarizes the recognition of interest income on nonperforming loans:

	For the years ended December 31,
(in thousands)	2023	2022	2021
Average nonperforming loans	$33,775	$37,213	$40,082
Amount of contractual interest income on nonperforming loans	1,191	2,722	1,213
Amount of interest income recognized on nonperforming loans	—	402	214

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
(in thousands)	December 31, 2023	December 31, 2022
Commercial real estate:
Land and construction	$—	$112
Improved property	9,557	16,254
Total commercial real estate	9,557	16,366
Commercial and industrial	1,841	2,946
Residential real estate	10,582	13,695
Home equity	4,777	5,044
Consumer	51	134
Total	$26,808	$38,185

(1) At December 31, 2023, there were two borrowers with loan balances greater than $1.0 million totaling $7.2 million, as compared to three borrowers with a loan balance greater than $1.0 million totaling $11.8 million at December 31, 2022. Total non-accrual loans include loans that are also restructured for borrowers experiencing financial difficulty or were previously designated as non-accrual TDRs prior to the adoption of ASU 2022-02. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty (following the adoption of ASU 2022-02)

Tables in this section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the year ended December 31, 2023 presented by loan category:

	For the Year Ended December 31, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	% of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	—
Commercial real estate - improved property	6,281	153	6,434	0.1
Commercial and industrial	10,555	16	10,571	0.6
Residential real estate	—	989	989	0.0
Home equity	8	1,186	1,194	0.2
Consumer	—	446	446	0.2
Total	$16,844	$2,790	$19,634	0.2

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty ("MBEFDs") totaled $1.8 million at December 31, 2023. These commitments are not included in the table above.
The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the year ended December 31, 2023, presented by loan category:

For the Year Ended December 31, 2023
(unaudited, in thousands)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	—
Commercial real estate - improved property	25
Commercial and industrial	9
Residential real estate	—
Home equity	120
Consumer	—

The following table summarizes loans with MBEFDs which defaulted (defined as 90 days past due) during the 12 months after the loan was modified. Modified loans, including those that have defaulted, are already included in the allowance for credit losses through the various methodologies used to estimate the allowance. As such, no modification to the allowance is recorded specifically due to a modified loan subsequently defaulting.

For the Year Ended December 31, 2023
(unaudited, in thousands)	Term Extension
Commercial real estate - land and construction	$—
Commercial real estate - improved property	33
Commercial and industrial	2,975
Residential real estate	—
Home equity	—
Consumer	—
Total loans that subsequently defaulted	3,008

The following table presents an aging analysis of portfolio loans that were modified on or after January 1, 2023, the date that Wesbanco adopted ASU 2022-02, by loan category, as of December 31, 2023:

	December 31, 2023
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	182	—	113	295	6,139	6,434
Commercial and industrial	—	16	2,975	2,991	7,580	10,571
Residential real estate	—	72	32	104	885	989
Home equity	—	46	227	273	921	1,194
Consumer	8	53	28	89	357	446
Total modified loans (1)	190	187	3,375	3,752	15,882	19,634

(1) Represents balance at period end.

Troubled Debt Restructuring Disclosures (prior to the adoption of ASU 2022-02)

The following tables present details related to loans identified as TDRs during the year ended December 31, 2022:

	TDRs
	December 31, 2022
(in thousands)	Accruing	Non-Accrual	Total
Commercial real estate:
Land and construction	$—	$—	$—
Improved property	347	29	376
Total commercial real estate	347	29	376
Commercial and industrial	166	—	166
Residential real estate	2,362	1,464	3,826
Home equity	330	218	548
Consumer	25	—	25
Total	$3,230	$1,711	$4,941

	New TDRs (1) For the Year Ended December 31, 2022
(dollars in thousands)	Number of Modifications	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Land and construction	1	$84	$—
Improved property	2	1,286	—
Total commercial real estate	3	1,370	—
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	3	$1,370	$—

(1) Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

There were no TDRs which defaulted (defined as past due 90 days) during the year ended December 31, 2022 that were restructured within the last twelve months prior to December 31, 2022.

The following table summarizes amortized cost basis loan balances by year of origination and credit quality indicator.

	Loans As of December 31, 2023
	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$290,954	$349,549	$145,043	$54,172	$48,655	$35,917	$82,288	$46,781	$1,053,359
Criticized - compromised	—	—	—	—	—	16	299	2,182	2,497
Classified - substandard	—	—	—	—	—	9	—	—	9
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$290,954	$349,549	$145,043	$54,172	$48,655	$35,942	$82,587	$48,963	$1,055,865
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$222	$222

Commercial real estate: improved property
Risk rating:
Pass	$494,142	$1,076,535	$603,354	$581,540	$514,523	$1,706,804	$103,467	$257,029	$5,337,394
Criticized - compromised	—	16,270	8,630	4,387	5,185	44,861	2,373	25,767	107,473
Classified - substandard	1,921	517	417	2,416	23,472	35,939	—	34	64,716
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$496,063	$1,093,322	$612,401	$588,343	$543,180	$1,787,604	$105,840	$282,830	$5,509,583
Current-period gross charge-offs	$—	$—	$372	$—	$—	$1,505	$—	$—	$1,877

Commercial and industrial
Risk rating:
Pass	$238,427	$234,520	$136,998	$78,836	$39,259	$252,826	$541,400	$64,417	$1,586,683
Criticized - compromised	1,094	834	3,169	1,490	7,334	31,526	20,626	7,131	73,204
Classified - substandard	33	149	315	265	825	1,916	5,797	1,472	10,772
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$239,554	$235,503	$140,482	$80,591	$47,418	$286,268	$567,823	$73,020	$1,670,659
Current-period gross charge-offs	$98	$205	$603	$353	$20	$463	$—	$541	$2,283

Residential real estate
Loan delinquency:
Current	$277,790	$429,835	$445,322	$185,139	$86,149	$456,818	$—	$548,147	$2,429,200
30-59 days past due	—	—	—	—	—	1,572	—	—	1,572
60-89 days past due	—	—	—	341	—	2,130	—	—	2,471
90 days or more past due	—	799	34	—	263	4,207	—	28	5,331
Total	$277,790	$430,634	$445,356	$185,480	$86,412	$464,727	$—	$548,175	$2,438,574
Current-period gross charge-offs	$—	$—	$—	$—	$5	$387	$—	$—	$392

Home equity
Loan delinquency:
Current	$12,675	$1,235	$1,467	$1,571	$1,614	$22,484	$681,848	$1,399	$724,293
30-59 days past due	34	193	85	73	44	947	3,315	—	4,691
60-89 days past due	119	318	16	68	76	524	—	77	1,198
90 days or more past due	—	213	—	737	230	2,527	—	330	4,037
Total	$12,828	$1,959	$1,568	$2,449	$1,964	$26,482	$685,163	$1,806	$734,219
Current-period gross charge-offs	$—	$139	$57	$29	$79	$615	$6	$—	$925

Consumer
Loan delinquency:
Current	$84,526	$57,661	$21,592	$13,189	$10,958	$12,143	$23,916	$4	$223,989
30-59 days past due	699	1,526	952	343	162	119	32	—	3,833
60-89 days past due	191	616	195	112	5	59	—	—	1,178
90 days or more past due	64	203	114	63	9	108	—	—	561
Total	$85,480	$60,006	$22,853	$13,707	$11,134	$12,429	$23,948	$4	$229,561
Current-period gross charge-offs	$251	$1,921	$901	$301	$100	$247	$4	$—	$3,725

	Loans As of December 31, 2022
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$159,769	$136,131	$138,171	$155,141	$61,823	$51,381	$117,237	$92,151	$911,804
Criticized - compromised	559	265	—	—	24	31	—	450	1,329
Classified - substandard	—	—	6,001	—	—	124	—	24,629	30,754
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$160,328	$136,396	$144,172	$155,141	$61,847	$51,536	$117,237	$117,230	$943,887
Current-period gross charge-offs	$—	$—	$—	$—	$73	$—	$—	$—	$73

Commercial real estate: improved property
Risk rating:
Pass	$1,082,984	$620,205	$613,663	$528,004	$371,880	$1,551,478	$72,327	$99,594	$4,940,135
Criticized - compromised	10,554	354	2,877	7,659	13,551	85,332	1,066	—	121,393
Classified - substandard	—	658	275	15,489	9,761	29,712	34	—	55,929
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$1,093,538	$621,217	$616,815	$551,152	$395,192	$1,666,522	$73,427	$99,594	$5,117,457
Current-period gross charge-offs	$—	$—	$128	$100	$3	$564	$—	$—	$795

Commercial and industrial
Risk rating:
Pass	$280,510	$184,805	$116,890	$72,142	$103,660	$232,062	$526,025	$22,206	$1,538,300
Criticized - compromised	917	1,192	270	8,278	264	2,524	7,654	4,124	25,223
Classified - substandard	93	3,209	976	2,157	97	2,854	1,066	5,420	15,872
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$281,520	$189,206	$118,136	$82,577	$104,021	$237,440	$534,745	$31,750	$1,579,395
Current-period gross charge-offs	$—	$16	$234	$275	$70	$182	$—	$291	$1,068

Residential real estate
Loan delinquency:
Current	$541,659	$556,928	$211,496	$97,160	$52,135	$478,977	$—	$190,740	$2,129,095
30-59 days past due	—	—	—	—	—	853	—	—	853
60-89 days past due	—	442	349	65	—	2,680	—	—	3,536
90 days or more past due	—	—	—	285	119	6,654	—	42	7,100
Total	$541,659	$557,370	$211,845	$97,510	$52,254	$489,164	$—	$190,782	$2,140,584
Current-period gross charge-offs	$—	$—	$—	$—	$6	$494	$—	$—	$500

Home equity
Loan delinquency:
Current	$10,718	$1,459	$1,133	$1,774	$1,088	$25,203	$644,430	$957	$686,762
30-59 days past due	80	61	180	67	34	1,165	2,260	38	3,885
60-89 days past due	—	15	—	50	88	458	—	10	621
90 days or more past due	—	—	572	93	257	2,425	16	434	3,797
Total	$10,798	$1,535	$1,885	$1,984	$1,467	$29,251	$646,706	$1,439	$695,065
Current-period gross charge-offs	$—	$—	$—	$—	$—	$310	$—	$48	$358

Consumer
Loan delinquency:
Current	$84,817	$36,123	$25,071	$25,535	$8,488	$16,337	$25,755	$27	$222,153
30-59 days past due	980	937	488	159	98	217	31	—	2,910
60-89 days past due	184	293	94	47	29	57	—	—	704
90 days or more past due	183	208	69	32	2	79	—	—	573
Total	$86,164	$37,561	$25,722	$25,773	$8,617	$16,690	$25,786	$27	$226,340
Current-period gross charge-offs	$769	$1,237	$624	$333	$186	$326	$—	$1	$3,476

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2023	2022
Other real estate owned	$1,207	$1,397
Repossessed assets	290	89
Total other real estate owned and repossessed assets	$1,497	$1,486

Residential real estate included in other real estate owned was $0 at both December 31, 2023 and December 31, 2022. At December 31, 2023 and 2022, formal foreclosure proceedings were in process on residential real estate loans totaling $4.0 million and $4.9 million, respectively.

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2023	2022
Land and improvements	$55,674	$57,817
Buildings and improvements	209,573	216,593
Furniture and equipment	115,162	111,259
Total cost	380,409	385,669
Accumulated depreciation and amortization	(218,022)	(212,733)
Right of use assets	71,184	47,956
Total premises and equipment, net	$233,571	$220,892

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2023, 2022 and 2021 was $14.4 million, $13.0 million and $13.4 million, respectively.

Operating leases are recorded as a right of use (“ROU”) asset and operating lease liability, included in premises and equipment, net and other liabilities, respectively, on the consolidated balance sheet. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded primarily in net occupancy expense in the consolidated statements of income.

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 30 years, which include options for multiple five and ten year extensions, with a weighted average lease term of 15 years. As of December 31, 2023, operating lease ROU assets and liabilities were $42.1 million and $46.3 million, respectively, and as of December 31, 2022, operating lease ROU assets and liabilities were $38.8 million and $43.0 million, respectively. The lease expense for operating leases was $4.6 million, $4.6 million and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The weighted average discount rate was 3.04% as of December 31, 2023. Wesbanco also has certain software licenses and maintenance agreements that are not subject to ASC 842, "Leases." Of those, the Bank has a contract with its core banking software provider through 2027, in which it is projected the annual obligation during the contract period will be a minimum of $10.7 million per year.

Finance leases relate primarily to bank branches, equipment and office space with remaining lease terms of generally 5 to 25 years, which include options for multiple five and ten year extensions, with weighted-average lease terms of 10 years. As of December 31, 2023, the finance lease ROU assets and liabilities were $29.1 million and $29.0 million, respectively, and were $9.2 million and $9.8 million, respectively, as of December 31, 2022. The weighted average discount rate was 3.75% and 3.42% as of December 31, 2023 and 2022, respectively. Amortization costs related to finance lease ROU assets was $2.6 million, $0.5 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Interest expense related to finance lease ROU assets was $0.2 million for each of the years ended December 31, 2023, 2022 and 2021, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2023 are as follows (in thousands):

Year	Operating Leases	Finance Leases	Total
2024	$5,299	$4,954	$10,253
2025	5,082	4,930	10,012
2026	4,983	4,885	9,868
2027	4,497	4,641	9,138
2028	3,930	4,614	8,544
2029 and thereafter	35,518	13,929	49,447
Total lease payments	$59,309	$37,953	$97,262
Less: capitalized interest	(13,053)	(8,949)	(22,002)
Present value of lease liabilities	$46,256	$29,004	$75,260

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Wesbanco’s Consolidated Balance Sheets include goodwill of $1.1 billion as of December 31, 2023 and 2022, all of which relates to the Community Banking segment. Wesbanco’s other intangible assets of $35.5 million and $44.6 million at December 31, 2023 and 2022, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of core deposit and customer list intangible assets totaled $9.1 million, $10.3 million and $11.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Wesbanco completed its annual goodwill impairment evaluation as of November 30, 2023 and determined that goodwill was not impaired as of such date as well as at December 31, 2023, as there were no significant changes in market conditions, consolidated operating results, or forecasted future results from November 30, 2023. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2023.

The following table shows Wesbanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2023	2022
Other intangible assets:
Gross carrying amount	$98,271	$110,358
Accumulated amortization	(62,765)	(65,764)
Net carrying amount of other intangible assets	$35,506	$44,594

The following table shows the amortization on Wesbanco’s other intangible assets for each of the next five years (in thousands):

Year	Amount
2024	$8,251
2025	7,475
2026	6,737
2027	6,214
2028	4,501
2029 and thereafter	2,328
Total	$35,506

NOTE 7. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of December 31, 2023 and 2022, Wesbanco had $31.9 million and $34.2 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $13.9 million and $15.1 million at December 31, 2023 and 2022, respectively, in other liabilities. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the years ended December 31, 2023, 2022 and 2021 was $4.2 million, $3.6 million and $3.4 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $3.8 million, $3.5 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are also included in income tax expense.

Wesbanco is also a limited partner in four other limited partnerships as of December 31, 2023. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of December 31, 2023 and 2022, Wesbanco had $3.0 million and $3.3 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income (loss) of $35 thousand, ($0.9) million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Gains (losses) totaling $0.1 million, ($1.0) million and $3.8 million related to the sale and the change in the fair value of the underlying investments funded by Wesbanco's Community Development Corporation, which is included within the partnerships' net income for the years ended December 31, 2023, 2022 and 2021, respectively. This income is located within net gain (loss) on other real estate owned and other assets on the consolidated statements of income and predominantly relates to the sale and fair value changes in the underlying Tech Growth investment, which was sold in 2022 and 2023.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of December 31, 2023:

Year	Amount
2024	$7,663
2025	2,944
2026	834
2027	819
2028	491
2029 and thereafter	1,140
Total	$13,891

NOTE 8. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $250 thousand or more were $223.4 million and $133.9 million as of December 31, 2023 and 2022, respectively. Interest expense on certificates of deposit of $250 thousand or more was $4.2 million, $2.0 million and $3.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2024	$915,363
2025	240,418
2026	37,260
2027	18,798
2028	19,570
2029 and thereafter	293
Total	$1,231,702

NOTE 9. FHLB AND OTHER SHORT-TERM BORROWINGS

Wesbanco is a member of the FHLB system. Wesbanco’s FHLB borrowings, which consist of borrowings from the FHLB of Pittsburgh are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. As of December 31, 2023 and 2022, Wesbanco had FHLB borrowings of $1.4 billion and $0.7 billion, respectively, with a remaining weighted-average interest rate of 5.40% and 4.22%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by Wesbanco totaling $62.0 million and $36.2 million at December 31, 2023 and 2022, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by Wesbanco with the FHLB at December 31, 2023 and 2022 was estimated to be approximately $3.4 billion and $3.6 billion, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2023 based on their contractual maturity dates and interest rates (dollars in thousands):

Year	Scheduled Maturity	Weighted Average Rate
2024	$1,150,000	5.54%
2025	200,000	4.64%
2026	—	—
2027	—	—
2028	—	—
2029 and thereafter	—	—
Total	$1,350,000	5.40%

Other short-term borrowings of $105.9 million and $135.1 million at December 31, 2023 and 2022, respectively, can consist in the aggregate of securities sold under agreements to repurchase and federal funds purchased. At December 31, 2023 and 2022, securities sold under agreements to repurchase were $105.9 million and $135.1 million, respectively, with a weighted average interest rate during the year of 2.20% and 0.39%, respectively. There were no federal funds purchased outstanding at December 31, 2023 or 2022, respectively.

NOTE 10. SUBORDINATED DEBT AND JUNIOR SUBORDINATED DEBT

Wesbanco issued $150.0 million of subordinated debentures on March 23, 2022. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month Term Secured Overnight Financing Rate ("SOFR") plus a spread of 1.787%. The subordinated debentures are callable after five years, mature on April 1, 2032 and count towards Tier 2 Capital.

Certain trusts, consisting of Wesbanco Capital Trust II, Wesbanco Capital Statutory Trust III, Wesbanco Capital Trusts IV, V and VI, Oak Hill Capital Trusts 2, 3 and 4, Community Bank Shares Statutory Trusts I and II and First Federal Statutory Trust II are all wholly-owned trust subsidiaries of Wesbanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to Wesbanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by Wesbanco and former acquired banks, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by Wesbanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide Wesbanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, Wesbanco may not declare or pay dividends on its common stock during any such period. Undertakings made by Wesbanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by Wesbanco of the obligations of these Trust Preferred Securities. On December 21, 2023, Wesbanco completed a partial repurchase and cancellation of $3.1 million of Oak Hill Capital Trust 4, at a discount of $0.7 million, in an open market transaction.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, at December 31, 2023, all such securities are counted as Tier 2 capital subject to limits. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax-deductible interest feature not normally associated with the equity of a corporation.

The following table shows Wesbanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2023:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Wesbanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
Wesbanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
Wesbanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	1,942	155	2,097	6/30/2035	6/30/2015
Community Bank Shares Statutory Trust I (3)	7,000	217	7,217	6/17/2034	6/17/2014
Community Bank Shares Statutory Trust II (8)	10,000	310	10,310	6/15/2036	6/15/2016
First Federal Statutory Trust II (9)	10,000	310	10,310	3/22/2037	3/15/2017
Total	$126,942	$4,033	$130,975

(1)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 3.15% with a current rate of 8.74% through March 30, 2024, adjustable quarterly.
(2)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 3.10% with a current rate of 8.72% through March 26, 2024, adjustable quarterly.
(3)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 2.65 % with a current rate of 8.29% through March 17, 2024, adjustable quarterly.
(4)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.77% with a current rate of 7.41% through March 17, 2024, adjustable quarterly.
(5)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 2.40% with a current rate of 8.06% through January 18, 2024, adjustable quarterly.
(6)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 2.30% with a current rate of 7.96% through January 18, 2024, adjustable quarterly.
(7)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.60% with a current rate of 7.15% through March 30, 2024, adjustable quarterly.
(8)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.70% with a current rate of 7.35% through March 15, 2024, adjustable quarterly.
(9)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.60% with a current rate of 7.25% through March 15, 2024, adjustable quarterly.

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are simultaneously economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of December 31, 2023 and 2022, Wesbanco had 236 and 159, respectively, interest rate swaps and caps with an aggregate notional amount of $1.6 billion and $0.9 billion, respectively, related to this program. Wesbanco recognized $9.0 million, $4.4 million and $4.5 million of income for the related swap and cap fees for the years ended December 31, 2023, 2022 and 2021, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of December 31, 2023 and 2022, Wesbanco had 19 and 16, respectively, risk participation-in agreements with an aggregate notional amount of $197.2 million and $187.8 million, respectively. As of December 31, 2023 and 2022, Wesbanco had five and one, respectively, risk participation-out agreements with an aggregate notional amount of $40.9 million and $9.6 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $27.0 million and $14.5 million at December 31, 2023 and December 31, 2022, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk, as the investor accepts such risk in exchange for a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
(in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$1,573,152	$72,183	$73,083	$936,834	$75,840	$74,683
Other contracts:
Interest rate lock commitments	16,524	84	—	10,071	—	43
Forward TBA contracts	27,000	—	205	14,500	53	—
Total derivatives		$72,267	$73,288		$75,893	$74,726

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the years ended December 31, 2023, 2022 and 2021, respectively.

		For the Years Ended December 31,
(in thousands)	Location of Gain/(Loss)	2023	2022	2021
Interest rate swaps and caps	Net swap fee and valuation income	$(2,056)	$2,679	$1,977
Interest rate lock commitments	Mortgage banking income	127	(52)	(693)
Forward TBA contracts	Mortgage banking income	530	3,211	2,796
Total		$(1,399)	$5,838	$4,080

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. If Wesbanco had breached any of these provisions at December 31, 2023, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. In certain market situations, Wesbanco can also request collateral from the derivative counterparties. Due to the current higher interest rate environment, as of December 31, 2023, Wesbanco is holding net cash collateral from various derivative counterparties totaling $26.0 million within interest bearing deposit accounts.

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

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2023	2022
Accumulated benefit obligation at end of year	$124,377	$120,241
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$127,127	$163,919
Service cost	1,418	2,190
Interest cost	6,304	4,114
Actuarial loss (gain)	2,650	(36,981)
Benefits paid	(6,425)	(6,115)
Projected benefit obligation at end of year	$131,074	$127,127
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$166,906	$202,783
Actual return on plan assets	22,396	(29,762)
Employer contribution	—	—
Benefits paid	(6,425)	(6,115)
Fair value of plan assets at end of year	$182,877	$166,906
Amounts recognized in the statement of financial position:
Funded status	$51,803	$39,779
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$51,803	$39,779
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service credit	$(124)	$(159)
Unrecognized net loss	(2,947)	6,548
Net amounts recognized in accumulated other comprehensive income (before tax)	$(3,071)	$6,389
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.04%	5.23%
Rate of compensation increase	3.78%	3.84%
Expected long-term return on assets	5.83%	6.82%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Components of net periodic benefit cost:
Service cost—benefits earned during year	$1,418	$2,190	$2,500
Interest cost on projected benefit obligation	6,304	4,114	3,416
Expected return on plan assets	(11,154)	(11,572)	(11,207)
Amortization of prior service credit	(34)	(34)	(34)
Amortization of net loss	903	506	2,736
Net periodic pension income	$(2,563)	$(4,796)	$(2,589)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain) for period	$(8,592)	$4,353	$(16,290)
Prior service credit	—	—	—
Amortization of prior service credit	34	34	34
Amortization of net loss	(903)	(505)	(2,736)
Total recognized in other comprehensive loss (income)	$(9,461)	$3,882	$(18,992)
Total recognized in net periodic pension cost and other comprehensive income	$(12,024)	$(914)	$(21,581)
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.23%	3.03%	2.74%
Rate of compensation increase	3.84%	3.62%	3.30%
Expected long-term return on assets	6.82%	5.74%	6.11%

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

In 2021, the Committee adopted certain changes to the investment policy for the Defined Benefit Pension Plan that recognizes over time the return requirements and risk tolerance of the plan will change. Based on an assessment of the long-term goals and desired risk levels, the Committee approved the development of a glide path that adjusts the target allocations as the Plan’s funded status changes. Given the United States pension regulations and demographics of the Plan, a more risk averse investment approach is deemed appropriate to reduce the funded status volatility. Thus, modifications were made to the return seeking portfolio and the liability hedging portfolio as detailed in the plan. The revised Plan notes that return seeking assets generally consist of investments that focus on price appreciation with returns that, over the long term, are above the interest costs of the Plan. Thus, the policy set target allocations to return seeking assets and rebalanced the ranges for the same. Additionally, the investment policy statement was changed to note that liability hedging assets will be investment grade fixed income investments and are expected to generally behave like the Plan’s liabilities. Since these assets focus mainly on current income, their expected long-term returns will generally be lower than return seeking assets. The policy provides that based on the hedge path, the mix of short term, intermediate term, and long term fixed income holdings will vary. As a result, there will not be set target allocations and ranges for each maturity category, but rather to the hedge path target. Changes to the Plan’s holdings, as noted in the chart below, reflect the changes implemented pursuant to the change in the investment policy statement. At December 31, 2023 and 2022, the Plan’s equity securities included 55,300 shares of Wesbanco common stock with a fair market value of $1.7 million and $2.0 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target
	Allocation	December 31,
	for 2023	2023	2022
Asset Category:
Equity securities	15-25%	30%	50%
Debt securities	75-85%	69%	48%
Cash and cash equivalents	0-5%	1%	2%
Total		100%	100%

The fair values of Wesbanco’s pension plan assets at December 31, 2023 and 2022, by asset category are as follows:

		December 31, 2023
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$31,642	$31,642	$—	$—
Equity securities	32,363	32,363	—	—
Corporate debt securities	79,718	—	79,718	—
Municipal obligations	1,787	—	1,787	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	35,977	—	35,977	—
Total defined benefit pension plan assets (1)	$181,487	$64,005	$117,482	$—

(1)
The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $182.9 million.

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

Cash Flows— Wesbanco has no required minimum contribution to the Plan for 2024 and as of December 31, 2023 does not expect to make a voluntary contribution in 2024. Wesbanco did not make a contribution to the Plan in 2021, 2022 or 2023.

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2024	$7,607
2025	7,571
2026	7,924
2027	8,211
2028	8,416
2029 and thereafter	256,362
Total	$296,091

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

The benefit obligation and funded status of the plan are as follows:

	December 31,
(dollars in thousands)	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$7,119	$11,245
Interest cost	332	266
Actuarial gain	(316)	(3,881)
Participant contributions	332	320
Benefits paid	(857)	(831)
Projected benefit obligation at end of year	$6,610	$7,119
Amounts recognized in the statement of financial position:
Funded status	$6,610	$7,119
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$6,610	$7,119
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net (gain) loss	$(3,748)	$(3,676)
Prior service cost	(2,119)	(2,343)
Net amounts recognized in accumulated other comprehensive income (before tax)	$(5,867)	$(6,019)
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.01%	5.20%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$332	$266
Amortization of prior service credit	(224)	(224)
Amortization of net loss	(245)	43
Net periodic pension cost	$(137)	$85
Other changes in plan benefit obligations recognized in other comprehensive income:
Prior service cost for period	$—	$—
Net gain for the period	(316)	(3,881)
Amortization of prior service credit	224	224
Amortization of net loss	245	(43)
Total recognized in other comprehensive income	$153	$(3,700)
Total recognized in net periodic pension cost and other comprehensive income	$16	$(3,615)
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.93%	5.10%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2024	$633
2025	576
2026	567
2027	515
2028	404
2029 and thereafter	9,332
Total	$12,027

401(k) Plan — Wesbanco sponsors a 401(k) plan consisting of a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, Wesbanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the past three years, Wesbanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. Total expense for the 401(k) was $5.9 million, $5.5 million and $5.3 million in 2023, 2022 and 2021, respectively.

As of December 31, 2023, the 401(k) held 472,910 shares of Wesbanco common stock of which all shares were allocated to specific employee accounts. These shares relate in large part to the plan's prior inclusion of an employee stock ownership plan component. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. Wesbanco had 65,270 and 165,438 shares registered on Form S-8 remaining for future issuance under the 401(k) plan at December 31, 2023 and 2022, respectively.

Incentive Bonus, Option and Restricted Stock Plan— The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus and a Long-Term Incentive, which included a Total Shareholder Return Plan, a Stock Option component, and a Restricted Stock component for certain key officers of the Company. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned, through the attainment of certain performance goals or time-based vesting requirements. Performance goals or service vesting requirements are established by Wesbanco’s Compensation Committee. On April 22, 2021, Wesbanco registered an additional 2,000,000 shares of Wesbanco common stock for issuance under the Incentive Plan. Wesbanco had 1,069,689 and 1,468,140 shares registered on Form S-8 remaining for future issuance under equity compensation plans at December 31, 2023 and 2022, respectively.

Effective December 1, 2023, Wesbanco adopted a new incentive-based compensation recovery policy ("clawback policy") in reference to the requirements set forth in Listing Rule 5608 of the corporate governance rules of the NASDAQ Stock Market, and revoked the prior clawback policy that was in effect. Please refer to Exhibit 97 of this form 10-K for the full version of the clawback policy.

Annual Bonus

Compensation expense for key officers for the Annual Bonus was $4.4 million, $4.4 million and $3.5 million for 2023, 2022 and 2021, respectively.

Stock Options

On May 24, 2023, Wesbanco granted 154,600 stock options to selected participants, including certain named executive officers at an exercise price of $24.91 per share. The options granted in 2023 are service-based and vest in two equal installments on May 24, 2024 and December 31, 2024, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.9 million, $1.1 million and $0.8 million for 2023, 2022 and 2021, respectively. At December 31, 2023, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.4 million, with an expense recognition period of one year remaining. The maximum term of options granted under Wesbanco’s stock option plan is ten years from the original grant date; however, options granted in 2023 had a term of seven years.

The total intrinsic value of options exercised was $0.1 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. The cash received and related tax benefit realized from stock options exercised was $0.2 million and $20 thousand in 2023 and was $3.0 million and $0.3 million in 2022. Shares issued in connection with options exercised are issued from treasury shares acquired under Wesbanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Years Ended December 31,
	2023	2022	2021
Weighted-average life	4.4 years	5.1 years	5.2 years
Risk-free interest rate	3.95%	2.89%	0.87%
Dividend yield	5.50%	4.15%	3.32%
Volatility factor	35.56%	32.28%	31.81%
Fair value of the grants	$5.27	$6.91	$7.75

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the Year Ended December 31, 2023
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	781,470	$36.12
Granted during the year	154,600	24.91
Exercised during the year	(27,385)	25.24
Forfeited or expired during the year	(86,200)	36.91
Outstanding at end of the year	822,485	$34.28
Exercisable at year end	669,985	$36.42

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year-end was $1.7 million and $0.8 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2023:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2014	1,881	$21.37	1,881	$21.37	0.16
2015	2,823	18.33	2,823	18.33	1.16
2016	3,764	22.63	3,764	22.63	2.15
2017	80,750	38.88	80,750	38.88	0.35
2018	135,642	36.97 to 45.65	135,642	43.28	2.23
2019	102,750	38.93	102,750	38.93	2.37
2020	67,500	21.55	67,500	21.55	3.40
2021	135,575	38.78	135,575	38.78	4.39
2022	139,300	32.30	139,300	32.30	5.38
2023	—	—	152,500	24.91	6.40
Total	669,985	$18.33 to $45.65	822,485	$34.28	3.81

Restricted Stock

During 2023, Wesbanco granted 236,038 shares of time-based restricted stock to certain officers and directors, which cliff vest 36 months from the date of grant. The weighted average fair value of the restricted stock granted was $25.02 per share. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on these restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends in cash to participants. Voting rights accrue from date of issuance of these shares.

Wesbanco also granted 37,224 shares of performance-based restricted stock ("PBRS") to select officers. These shares have a three-year performance period, beginning January 1, 2024, based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of financial institutions with total assets between approximately $13.5 billion and $29.2 billion. Earned performance-based restricted shares are subject to additional service-based vesting with 50% vesting in May 2027 after the completion of the three-year performance period and the final 50% vesting in May 2028.

From the 2018 PBRS, 2,492 shares vested in May 2023. For the 2019 and 2020 PBRS, the third and second year reporting periods, respectively, achieved 85% of the performance goal measured at December 31, 2022, while the 2021 PBRS first year reporting period achieved approximately 75% of the performance goal measured at December 31, 2022. The Compensation Committee approved these goal achievements in May of 2023, and Wesbanco issued 4,550 time-based restricted shares to the select officers of the 2019 grant, which vest in equal installments in May 2023 and May 2024. For the 2020 PBRS awards, Wesbanco issued 8,584 shares to the select officers which vest in equal installments in May 2024 and May 2025. For the 2021 PBRS awards, Wesbanco issued 5,547 shares of time based restricted shares to the select officers which vest in equal installments in May 2025 and May 2026. On February 25, 2021, the Incentive Plan was amended to adjust the performance goal to 75% and approve a pro-rata award based on the achievement between 75% through 99%, as the award will be prorated to the percentage achieved.

Dividends accrue on the restricted shares once the performance objective is achieved and then are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. Voting rights accrue upon achievement of the performance objective.

Compensation expense relating to all restricted stock was $5.9 million, $5.0 million and $5.6 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $9.3 million, with a weighted average expense recognition period of 1.6 years remaining.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the Year Ended December 31, 2023	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2023	596,780	$28.67
Granted during the year	273,262	25.01
Vested during the year	(206,274)	23.39
Forfeited or expired during the year	(8,024)	23.95
Dividend reinvestment	26,746	28.57
Non-vested at end of the year	682,490	$28.85

Total Shareholder Return Plan

On November 18, 2015, Wesbanco’s Compensation Committee adopted Administrative Rules for a Total Shareholder Return Plan (“TSRP”). The TSRP measures the TSR on Wesbanco common stock over a three-year measurement period relative to the return of an established peer group of publicly traded companies over the same performance period. The award is determined at the end of the three-year period if the TSR of Wesbanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of Wesbanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments. Voting rights accrue at such time as well. Wesbanco granted 12,000 TSRP shares in 2023 for the performance period beginning January 1, 2023 and ending December 31, 2025 to certain executive officers. The fair value of the market-based awards is based on a Monte-Carlo Simulation valuation of our common stock and our peers’ common stock as of the grant date.

Based on the calculation of shareholder return over the measurement period beginning January 1, 2021 and ending December 31, 2023, Wesbanco stock performance measured at the 50th percentile when compared to peer calculations of shareholder return, which meets the target of the 50th percentile. Therefore, in the first quarter of 2024, approximately 12,000 shares relating to the 2021 TSR grant will be issued as service-based shares. These shares will vest in three installments of 4,000 shares in 2024, 2025 and 2026.

Compensation expense relating to the TSR plans was $0.3 million, $0.2 million and $0.4 million in 2023, 2022 and 2021, respectively. The grant date fair value of the 2023 TSR award was $33.47 per share. At December 31, 2023, the total unrecognized compensation expense related to non-vested TSR awards totaled $0.6 million with a weighted average expense recognition period of 2 years remaining.

NOTE 13. REVENUE RECOGNITION

Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, debit card sponsorship income, payment processing fees, electronic banking fees, net swap fee and valuation income, mortgage banking income and net gain or loss on sale of other real estate owned and other assets– there are no significant judgments related to the amount and timing of revenue recognition.

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams:

		For the Years Ended December 31,
(in thousands)	Point of Revenue Recognition	2023	2022	2021
Revenue Streams
Trust fees
Trust account fees	Over time	$20,474	$19,134	$19,717
WesMark fees	Over time	7,661	8,417	9,794
Total trust fees		28,135	27,551	29,511
Service charges on deposits
Commercial banking fees	Over time	2,848	2,372	2,088
Personal service charges	At a point in time and over time	23,268	23,909	20,324
Total service charges on deposits		26,116	26,281	22,412
Net securities brokerage revenue
Annuity commissions	At a point in time	7,677	7,258	4,331
Equity and debt security trades	At a point in time	283	87	242
Managed money	Over time	1,091	1,215	1,201
Trail commissions	Over time	1,004	965	1,122
Total net securities brokerage revenue		10,055	9,525	6,896

Debit card sponsorship income (1)	At a point in time and over time	—	—	646
Payment processing fees (1)	At a point in time and over time	3,652	3,352	3,100
Electronic banking fees	At a point in time	19,454	20,002	19,318
Net swap fee and valuation income (2)	At a point in time	6,912	7,067	6,481
Mortgage banking income	At a point in time	2,652	5,129	19,528
Net gain on other real estate owned and other assets (3)	At a point in time	1,520	482	4,816

(1) Debit card sponsorship income and payment processing fees are included in other non-interest income.

(2) The portion of this line item relating to the change in the fair value of the underlying swaps is not within the scope of ASC 606, and totaled (losses) gains of ($2.1) million, $2.7 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(3) The portion of this line item relating to the sale and change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606, and totaled gains (losses) of $0.1 million, ($1.0) million and $3.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 14. OTHER OPERATING EXPENSES

Other operating expenses are presented in the table below:

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Franchise and other miscellaneous taxes	$11,686	$12,012	$10,459
Consulting, regulatory and advisory fees	12,829	13,168	12,642
ATM and electronic banking interchange expenses	7,091	5,903	8,238
Legal fees	2,905	3,165	3,440
Communications	5,325	4,688	4,157
Other real estate owned and foreclosure expenses	349	789	219
Postage, supplies and other	27,629	24,592	30,906
Total other operating expenses	$67,814	$64,317	$70,061

NOTE 15. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Net tax-exempt interest income on securities and loans of state and political subdivisions	(3.1)	(2.6)	(1.8)
State income taxes, net of federal tax effect	3.0	3.1	2.3
Bank-owned life insurance	(1.2)	(1.0)	(0.6)
General business credits	(3.9)	(3.0)	(1.9)
All other—net	2.3	1.2	0.7
Effective tax rate	18.1%	18.7%	19.7%

The provision for income taxes applicable to income before taxes consists of the following:

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$31,935	$31,560	$33,042
State	6,763	8,239	7,655
Deferred:
Federal	(4,328)	3,560	17,679
State	647	929	1,213
Total	$35,017	$44,288	$59,589

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

(in thousands)	2023	2022	2021
Securities and defined benefit pension plan unrecognized items	$12,369	$(82,295)	$(11,322)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2023	2022	2021
Deferred tax assets:
Allowance for credit losses	$31,571	$28,535	$29,208
Compensation and benefits	—	—	1,154
Security gains	1,320	1,472	1,565
Non-accrual interest income	833	848	766
Partnership adjustments	553	338	—
Net operating loss carryforwards	4,709	5,685	6,480
Fair value adjustments on securities available-for-sale	72,932	83,734	1,484
Lease accrual	11,178	10,410	11,399
Other	3,963	3,732	4,617
Gross deferred tax assets	127,059	134,754	56,673
Deferred tax liabilities:
Depreciation and amortization	(5,366)	(4,786)	(3,748)
Accretion on securities	(577)	(383)	(251)
Deferred fees and costs	(4,107)	(3,289)	(2,368)
Purchase accounting adjustments	(8,398)	(9,594)	(9,996)
Compensation and benefits	—	(47)	—
Partnership adjustments	(1,818)	—	(127)
Lease - right of use assets	(10,173)	(9,391)	(10,342)
Other	(197)	(763)	(1,144)
Gross deferred tax liabilities	(30,636)	(28,253)	(27,976)
Net deferred tax assets	$96,423	$106,501	$28,697

No valuation allowance was established for any deferred tax assets, since management believes that deferred tax assets are likely to be realized through future reversals of existing taxable temporary differences and future taxable income.

As a result of the acquisition of Your Community Bankshares ("YCB") in 2016 and OLBK in 2019, Wesbanco has federal net operating loss (“NOL”) carryforwards of $19.6 million, which expire beginning in 2034 and 2037; respectively. Wesbanco has Maryland NOL carryforwards of $4.0 million, which begin expiring in 2030. Wesbanco has Kentucky NOL carryforwards of $13.6 million, which begin expiring in 2032. The use of the federal NOL and other carryforwards are limited by Internal Revenue Code Section 382, but they are currently expected to be utilized before their respective expiration dates.

As a result of the previous acquisitions of YCB, ESB Financial Corporation, Fidelity Bancorp, Inc., Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at both December 31, 2023 and 2022 included $45.9 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $10.5 million for both 2023 and 2022. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it would be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $0.2 million, ($0.4) million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Wesbanco had $0.1 million and $0.2 million of unrecognized tax benefits and interest as of December 31, 2023 and 2022, respectively. As of December 31, 2023, none of these tax benefits would affect the effective tax rate if recognized. At December 31, 2023 and December 31, 2022, accrued interest related to uncertain tax positions was immaterial. Wesbanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Wesbanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. Wesbanco and its prior acquired companies are no longer subject to any income tax examinations for years prior to 2020.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of year	$158	$226	$324
Additions based on tax positions related to the current year	20	—	3
Reductions due to the statute of limitations	(120)	(68)	(101)
Balance at end of year	$58	$158	$226

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

Derivatives: Wesbanco enters into interest rate swap agreements with qualifying commercial customers to meet their financing, interest rate and other risk management needs. These agreements provide the customer the ability to convert from variable to fixed interest rates. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. Those interest rate swaps are economically hedged by offsetting interest rate swaps that Wesbanco executes with derivative counterparties in order to offset its exposure on the fixed components of the customer interest rate swap agreements. The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings within net swap fee and valuation income.

Wesbanco enters into forward TBA contracts to manage the interest rate risk between the loan commitments to the customer and the closing of the loan for loans that will be sold on a mandatory basis to secondary market investors. The forward TBA contract is reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings within mortgage banking income.

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

Collateral dependent loans: Collateral dependent loans are carried at the amortized cost basis less the specific allowance calculated under the Current Expected Credit Losses Accounting Standard. Collateral dependent loans are calculated using a cost basis or collateral value approach, and therefore are classified within level 3 of the fair value hierarchy.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Fair Value Measurements Using:
(in thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$12,320	$12,320	$—	$—
Available-for-sale debt securities:
U.S. Government sponsored entities and agencies	208,366	—	208,366	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,629,684	—	1,629,684	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	268,307	—	268,307	—
Obligations of state and political subdivisions	76,125	—	74,958	1,167
Corporate debt securities	11,847	—	11,847	—
Total available-for-sale debt securities	$2,194,329	$—	$2,193,162	$1,167
Loans held for sale	16,354	—	16,354	—
Other assets—interest rate derivatives agreements	72,183	—	72,183	—
Total assets recurring fair value measurements	$2,295,186	$12,320	$2,281,699	$1,167
Other liabilities—interest rate derivatives agreements	73,083	—	73,083	—
Total liabilities recurring fair value measurements	$73,083	$—	$73,083	$—
Nonrecurring fair value measurements
Collateral dependent loans	$18,273	$—	$—	$18,273
Other real estate owned and repossessed assets	1,497	—	—	1,497
Total nonrecurring fair value measurements	$19,770	$—	$—	$19,770

	December 31, 2022
	Fair Value Measurements Using:
(in thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$11,506	$11,506	$—	$—
Available-for-sale debt securities:
U.S. Government sponsored entities and agencies	225,970	—	225,970	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,846,053	—	1,846,053	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	349,731	—	349,731	—
Obligations of state and political subdivisions	92,228	—	91,049	1,179
Corporate debt securities	15,158	—	15,158	—
Total available-for-sale debt securities	$2,529,140	$—	$2,527,961	$1,179
Loans held for sale	8,249	—	8,249	—
Other assets—interest rate derivatives agreements	75,840	—	75,840	—
Total assets recurring fair value measurements	$2,624,735	$11,506	$2,612,050	$1,179
Other liabilities—interest rate derivatives agreements	74,683	—	74,683	—
Total liabilities recurring fair value measurements	$74,683	$—	$74,683	$—
Nonrecurring fair value measurements
Collateral dependent loans	$878	$—	$—	$878
Other real estate owned and repossessed assets	1,486	—	—	1,486
Total nonrecurring fair value measurements	$2,364	$—	$—	$2,364

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between levels 1, 2, or 3 for the years ended December 31, 2023 and 2022.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2023:
Collateral dependent loans	$18,273	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%/0.0%
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	1,497	Appraisal of collateral (1) (3)

December 31, 2022:
Collateral dependent loans	$878	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%/0.0%
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	1,486	Appraisal of collateral (1)(3)

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
(3)
Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at December 31, 2023
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$595,383	$595,383	$595,383	$—	$—
Equity securities	12,320	12,320	12,320	—	—
Available-for-sale debt securities	2,194,329	2,194,329	—	2,193,162	1,167
Net held-to-maturity debt securities	1,199,335	1,069,159	—	1,068,896	263
Net loans	11,507,786	11,134,250	—	—	11,134,250
Loans held for sale	16,354	16,354	—	16,354	—
Other assets—interest rate derivatives	72,183	72,183	—	72,183	—
Accrued interest receivable	77,435	77,435	77,435	—	—

Financial Liabilities
Deposits	13,168,704	13,146,821	11,937,002	1,209,819	—
Federal Home Loan Bank borrowings	1,350,000	1,349,217	—	1,349,217	—
Other borrowings	105,893	103,057	103,057	—	—
Subordinated debt and junior subordinated debt	279,078	240,898	—	240,898	—
Other liabilities—interest rate derivatives	73,083	73,083	—	73,083	—
Accrued interest payable	11,121	11,121	11,121	—	—

			Fair Value Measurements at December 31, 2022
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$408,411	$408,411	$408,411	$—	$—
Equity securities	11,506	11,506	11,506	—	—
Available-for-sale debt securities	2,529,140	2,529,140	—	2,527,961	1,179
Net held-to-maturity debt securities	1,248,409	1,084,390	—	1,084,071	319
Net loans	10,584,938	9,487,038	—	—	9,487,038
Loans held for sale	8,249	8,249	—	8,249	—
Other assets—interest rate derivatives	75,840	75,840	—	75,840	—
Accrued interest receivable	68,522	68,522	68,522	—	—

Financial Liabilities
Deposits	13,131,090	13,142,943	12,245,272	897,671	—
Federal Home Loan Bank borrowings	705,000	705,094	—	705,094	—
Other borrowings	135,069	122,926	122,926	—	—
Subordinated debt and junior subordinated debt	281,404	258,631	—	258,631	—
Other liabilities—interest rate derivatives	74,683	74,683	—	74,683	—
Accrued interest payable	4,593	4,593	4,593	—	—

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

Deposits: The carrying amount is considered a reasonable estimate of fair value for all non-maturity deposit accounts, which includes non-interest bearing demand, interest bearing demand, money market and savings deposit accounts. Non-maturity deposit accounts are classified within level 1 of the fair value hierarchy. The fair value of fixed maturity certificates of deposit is estimated by a discounted cash flow method using rates currently offered for deposits of similar remaining maturities, and is therefore classified in level 2 of the fair value hierarchy.

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

NOTE 17. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for- Sale	Total
Balance at December 31, 2020	$(15,502)	$46,861	$31,359
Other comprehensive income/(loss) before reclassifications	13,192	(51,540)	(38,348)
Amounts reclassified from accumulated other comprehensive income/(loss)	1,912	(43)	1,869
Period change	15,104	(51,583)	(36,479)
Balance at December 31, 2021	$(398)	$(4,722)	$(5,120)

Balance at December 31, 2021	$(398)	$(4,722)	$(5,120)
Other comprehensive income/(loss) before reclassifications	(358)	(257,169)	(257,527)
Amounts reclassified from accumulated other comprehensive income/(loss)	221	10	231
Period change	(137)	(257,159)	(257,296)
Balance at December 31, 2022	$(535)	$(261,881)	$(262,416)

Balance at December 31, 2022	$(535)	$(261,881)	$(262,416)
Other comprehensive income/(loss) before reclassifications	6,748	28,490	35,238
Amounts reclassified from accumulated other comprehensive income/(loss)	302	183	485
Period change	7,050	28,673	35,723
Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in all periods presented.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2023	2022	2021
Securities available-for-sale (1):
Net securities losses (gains) reclassified into earnings	$241	$13	$(56)	Net securities gains (Non-interest income)
Related income tax (benefit) expense	(58)	(3)	13	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	183	10	(43)
Defined benefit plans (2):
Amortization of net loss and prior service costs	399	291	2,521	Employee benefits (Non-interest expense)
Related income tax benefit	(97)	(70)	(609)	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	302	221	1,912
Total reclassifications for the period	$485	$231	$1,869

(1) For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 3, “Securities.”

(2) Included in the computation of net periodic pension cost. See Note 12, “Employee Benefit Plans” for additional detail.

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments— In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $8.6 million and $8.4 million as of December 31, 2023 and 2022, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of December 31, 2023 and 2022.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2023	2022
Lines of credit	$4,016,658	$3,806,398
Loans approved but not closed	275,954	398,204
Overdraft limits	391,598	380,143
Letters of credit	38,929	30,362
Contingent obligations and other guarantees	15,037	30,782

Contingent Liabilities— Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 19. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

Wesbanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of Wesbanco Bank, is a Certified Development Entity (“CDE”) with $125.0 million of New Markets Tax Credits (“NMTC”) all of which had been invested in WBCDC at December 31, 2023. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. As of December 31, 2023, Wesbanco has received $36.4 million in tax credits over the seven-year credit allowance periods for its $125.0 million NMTC authority invested in WBCDC. Wesbanco is eligible to receive an additional $12.3 million in tax credits with respect to aggregate QEI amounts invested over their remaining credit allowance period.

Wesbanco Bank recognized $3.7 million, $3.5 million and $2.6 million in NMTC in its income tax provision for the years ended December 31, 2023, 2022 and 2021, respectively. These tax credits are subject to certain general business tax credit limitations and are therefore limited in deductibility on Wesbanco’s federal income tax return. As of December 31, 2023, no prior NMTC has been carried forward to future tax years.

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

As of December 31, 2023, 2022 and 2021, none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future. Approximately half of the tax credits are no longer subject to recapture.

For the years ended December 31, 2023, 2022 and 2021, respectively, WBCDC recognized net gains (losses) of $0.1 million, ($1.0) million and $3.8 million on an investment that it made in a start-up firm more than ten years ago that was acquired in 2021 by a public company. This gain is reported on the Consolidated Income Statements within net gain (loss) on other real estate owned and other assets.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2023, and the results of its operations and cash flows for the year ended December 31, 2023:

BALANCE SHEET

(in thousands)	December 31, 2023
Assets
Cash and due from banks	$75,520
Loans, net of allowance for credit losses of $0.8 million	65,378
Other assets	3,963
Total Assets	$144,861
Liabilities	$20
Shareholder Equity	144,841
Total Liabilities and Shareholder Equity	$144,861

STATEMENT OF INCOME

(in thousands)	For the Year Ended December 31, 2023
Interest income
Loans	$1,724
Total interest income	1,724
Provision for credit losses	53
Net interest income after provision for credit losses	1,671
Gain on investments	77
Non-interest expense	117
Income before provision for income taxes	1,631
Provision for income taxes	360
Net income	$1,271

STATEMENT OF CASH FLOWS

(in thousands)	For the Year Ended December 31, 2023
Operating Activities
Net income	$1,271
Provision for credit losses	53
Gain on investments	(77)
Net change in other assets	(444)
Net change in other liabilities	(1,097)
Net cash used in operating activities	(294)
Investing Activities
Increase in loans	(4,217)
Proceeds from sale of investments	52
Net cash used in investing activities	(4,165)
Financing Activities
Qualified equity investment by parent company	-
Net cash provided by financing activities	-
Net increase in cash and cash equivalents	(4,459)
Cash and cash equivalents at beginning of year	79,979
Cash and cash equivalents at end of year	$75,520

NOTE 20. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of Wesbanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $3.3 million and $3.1 million as of December 31, 2023 and 2022, respectively. During 2023, $2.4 million in related party loans were funded and $2.2 million were repaid or no longer related. At December 31, 2023 and 2022, none of the outstanding related party loans were past due 90 days or more or on non-accrual. At December 31, 2023, no outstanding related party loans were considered to be an MBEFD. At December 31, 2022, no outstanding related party loans were considered to be a TDR.

NOTE 21. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, Wesbanco. Wesbanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Division of Financial Institutions. Wesbanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, Wesbanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by Wesbanco Bank to Wesbanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2023, under FDIC and state of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $135.5 million from Wesbanco Bank.

Wesbanco Bank is also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The Bank did not have a reserve requirement during 2023 or 2022.

Additionally, Wesbanco and Wesbanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on Wesbanco’s financial results.

All bank holding companies and banking subsidiaries are required to have common equity Tier 1 (“CET1”) of at least 4.5%, core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses, subject to limitation, and trust preferred securities. The regulations also define “well-capitalized” levels of CET1, Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6.5%, 8%, 10%, and 5%, respectively. Wesbanco and Wesbanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2023 and

2022. There are no conditions or events since December 31, 2023 that management believes have changed Wesbanco’s “well-capitalized” category.

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

Wesbanco currently has $131.0 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $126.9 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are considered Tier 2 capital in accordance with current regulatory reporting requirements, as Wesbanco had total consolidated assets above $15 billion as of December 31, 2023 and 2022. Also, in March of 2022, Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month SOFR plus a spread of 1.787%.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. Regulatory capital levels without the capital benefit at December 31, 2023 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized”, as the capital benefit approximated 11 to 15 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank:

			December 31, 2023			December 31, 2022
(dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,647,759	9.87%	$667,914	$1,576,764	9.90%	$636,966
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,647,759	12.05%	820,560	1,576,764	12.33%	767,334
Total capital to risk-weighted assets	8.00%	10.00%	2,039,252	14.91%	1,094,080	1,933,007	15.11%	1,023,112
Common equity Tier 1	4.50%	6.50%	1,503,275	10.99%	615,420	1,432,280	11.20%	575,500
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,655,886	9.93%	$667,039	$1,558,305	9.80%	$636,033
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,655,886	12.13%	818,976	1,558,305	12.22%	765,439
Total capital to risk-weighted assets	8.00%	10.00%	1,770,417	12.97%	1,091,968	1,634,548	12.81%	1,020,585
Common equity Tier 1	4.50%	6.50%	1,655,886	12.13%	614,232	1,558,305	12.22%	574,079

(1)
Minimum requirements to remain adequately capitalized.
(2)
Well-capitalized under prompt corrective action regulations.

NOTE 22. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
ASSETS
Cash and due from banks	$250,203	$272,179
Investment in subsidiaries—Bank	2,541,168	2,408,260
Investment in subsidiaries—Nonbank	6,207	11,810
Other assets	38,044	39,131
Total Assets	$2,835,622	$2,731,380
LIABILITIES
Subordinated debt and junior subordinated debt	$279,078	$281,404
Dividends payable and other liabilities	23,482	23,314
Total Liabilities	302,560	304,718
SHAREHOLDERS’ EQUITY	2,533,062	2,426,662
Total Liabilities and Shareholders’ Equity	$2,835,622	$2,731,380

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2023	2022	2021
Dividends from subsidiaries—Bank	$77,000	$172,500	$250,500
Dividends from subsidiaries—Nonbank	7,384	1,750	1,800
Other income	718	4	—
Total income	85,102	174,254	252,300
Interest expense	16,492	10,860	5,673
Other expense	6,286	5,851	5,698
Total expense	22,778	16,711	11,371
Income before income tax benefit and undistributed net income of subsidiaries	62,324	157,543	240,929
Income tax benefit	(5,126)	(3,652)	(4,163)
Income before undistributed net income of subsidiaries	67,450	161,195	245,092
Equity in undistributed net income (excess dividends) of subsidiaries	91,582	30,918	(2,832)
Net income	159,032	192,113	242,260
Preferred stock dividends	10,125	10,125	10,125
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$148,907	$181,988	$232,135

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$159,032	$192,113	$242,260
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed net income) excess dividends of subsidiaries	(91,582)	(30,918)	2,832
Decrease (increase) in other assets	1,122	582	(1,453)
Other—net	7,669	6,941	7,984
Net cash provided by operating activities	76,241	168,718	251,623
INVESTING ACTIVITIES
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	—	(100)	—
Net cash used in investing activities	—	(100)	—
FINANCING ACTIVITIES
Repayment of subordinated and junior subordinated debt	(2,294)	—	(35,000)
Issuance of subordinated debt	—	147,702	—
Treasury shares purchased—net	(3,508)	(116,047)	(179,882)
Dividends paid to common and preferred shareholders	(92,415)	(91,450)	(96,609)
Net cash used in financing activities	(98,217)	(59,795)	(311,491)
Net (decrease) increase in cash and cash equivalents	(21,976)	108,823	(59,868)
Cash and cash equivalents at beginning of year	272,179	163,356	223,224
Cash and cash equivalents at end of year	$250,203	$272,179	$163,356

NOTE 23. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: (i) Community Banking and (ii) Trust and Investment Services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets of the trust and investment services segment was approximately $5.4 billion and $4.9 billion as of December 31, 2023 and 2022, respectively. These assets are held by Wesbanco, in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

(in thousands)	Community Banking	Trust and Investment Services	Consolidated
For the Year Ended December 31, 2023
Interest and dividend income	$711,516	$—	$711,516
Interest expense	230,178	—	230,178
Net interest income	481,338	—	481,338
Provision for credit losses	17,734	—	17,734
Net interest income after provision for credit losses	463,604	—	463,604
Non-interest income	92,312	28,135	120,447
Non-interest expense	370,771	19,231	390,002
Income before provision for income taxes	185,145	8,904	194,049
Provision for income taxes	33,147	1,870	35,017
Net income	151,998	7,034	159,032
Preferred stock dividends	10,125	—	10,125
Net income available to common shareholders	$141,873	$7,034	$148,907
For the Year Ended December 31, 2022
Interest and dividend income	$513,656	$—	$513,656
Interest expense	39,343	—	39,343
Net interest income	474,313	—	474,313
Provision for credit losses	(1,663)	—	(1,663)
Net interest income after provision for credit losses	475,976	—	475,976
Non-interest income	89,840	27,551	117,391
Non-interest expense	340,573	16,393	356,966
Income before provision for income taxes	225,243	11,158	236,401
Provision for income taxes	41,945	2,343	44,288
Net income	183,298	8,815	192,113
Preferred stock dividends	10,125	—	10,125
Net income available to common shareholders	$173,173	$8,815	$181,988
For the Year Ended December 31, 2021
Interest and dividend income	$484,967	$—	$484,967
Interest expense	27,034	—	27,034
Net interest income	457,933	—	457,933
Provision for credit losses	(64,274)	—	(64,274)
Net interest income after provision for credit losses	522,207	—	522,207
Non-interest income	103,274	29,511	132,785
Non-interest expense	336,766	16,377	353,143
Income before provision for income taxes	288,715	13,134	301,849
Provision for income taxes	56,831	2,758	59,589
Net income	231,884	10,376	242,260
Preferred stock dividends	10,125	—	10,125
Net income available to common shareholders	$221,759	$10,376	$232,135

Total non-fiduciary assets of the trust and investment services segment were $3.2 million (including $0.9 million of trust customer intangibles) and $3.3 million at December 31, 2023 and 2022, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Wesbanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Wesbanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Wesbanco’s disclosure controls and procedures as of December 31, 2023, are effective in timely alerting them to material information relating to Wesbanco (including its consolidated subsidiaries) required to be included in Wesbanco’s periodic filings under the Exchange Act.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated any rule 10b5-1 trading arrangement or any "non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K."

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Election of Directors, Nominees, Continuing Directors, Executive Officers of the Corporation, Corporate Governance, Delinquent Section 16(a) Reports (if applicable) and Audit Committee and certain other sections.

CODE OF ETHICS

Wesbanco has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including Wesbanco’s Chief Executive Officer, Chief Financial Officer, Controller and other executive officers. Wesbanco’s “Code of Business Conduct and Ethics” can be found posted on our website at http://www.wesbanco.com in the “About Us” section under “Investor Relations” under “Governance Documents.” Wesbanco intends to disclose any changes or amendments to or waivers from Wesbanco's "Code of Business Conduct and Ethics" on its website.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	891,106	$29.62	1,069,689
Equity compensation plans not approved by security holders	None	None	None

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Document	Location

3.1	Bylaws of Wesbanco, Inc. (As Amended and Restated May 4, 2021).	Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 6, 2021.

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

Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.9	Specimen of Certificate representing the Series A Preferred Stock.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.10	Form of Depositary Receipt.	Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

4.11	Indenture, dated March 23, 2022, by and between Wesbanco, Inc. and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022.

4.12	First Supplemental Indenture, dated March 23, 2022, by and between Wesbanco, Inc. and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022.

4.13	Form of 3.75% Fixed-to-Floating Rate Subordinated Note due 2032.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022.

10.1	Wesbanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010, February 23, 2017 and February 25, 2021. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 21, 2021.

10.2	Wesbanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Exhibit 10.17 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.3	Form of Amended and Restated Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., Michael L. Perkins and Jayson M. Zatta. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.4	Form of Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., and Anthony F. Pietranton. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 5, 2013.

10.5	Amended and Restated Employment Agreement, dated April 24, 2014, by and between Wesbanco Bank, Inc., Todd F. Clossin and Wesbanco, Inc.**	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 24, 2014.

10.6	Restricted Stock Agreement by and between Wesbanco, Inc. and Todd F. Clossin. **	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 24, 2013.

10.7	Wesbanco, Inc. KSOP, Amended and Restated, effective January 1, 2014. **	Incorporated by reference to Exhibit 10.21 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.8	First Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2014. **	Incorporated by reference to Exhibit 10.22 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.9	Second Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2014. **	Incorporated by reference to Exhibit 10.23 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2015.

10.10

Form of Employment Agreement by and between Wesbanco Bank, Inc., Wesbanco Inc., and executive officers (effective date): Jayson M. Zatta (effective March 1, 2015) and Anthony F. Pietranton (effective January 9, 2015) **

Incorporated by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2015.

10.11	Wesbanco, Inc. Administrative Rules for the Total Shareholder Return Plan. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 24, 2015.

10.12	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Total Shareholder Return Agreement. **	Incorporated by reference to Exhibit 10.25 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2016.

10.13	Third Amendment to the Wesbanco, Inc. KSOP, effective September 9, 2016. **	Incorporated by reference to Exhibit 10.31 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 27, 2018.

10.14	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Performance Restricted Stock Agreement.**	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 31, 2017.

10.15	Fourth Amendment to the Wesbanco, Inc. KSOP effective April 1, 2018. **	Incorporated by reference to Exhibit 10.36 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2019.

10.16	Fifth Amendment to the Wesbanco, Inc. KSOP effective August 20, 2018. **	Incorporated by reference to Exhibit 10.37 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 1, 2019.

10.17	Sixth Amendment to the Wesbanco, Inc. KSOP effective January 1, 2020.**	Incorporated by reference to Exhibit 10.34 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

10.18	Seventh Amendment to the Wesbanco, Inc. KSOP effective November 22, 2019. **	Incorporated by reference to Exhibit 10.35 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

10.19	Employment Agreement, dated December 16, 2021, by and between Wesbanco Bank, Inc., Daniel K. Weiss, Jr. and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 17, 2021.

10.20	Change in Control Agreement, dated December 16, 2021, by and between Wesbanco Bank, Inc., Daniel K. Weiss, Jr. and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 17, 2021.

10.21	Employment Agreement, dated February 16, 2022, by and between Wesbanco Bank, Inc., Michael L. Perkins and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2022.

10.22	Change in Control Agreement, dated July 5, 2022, by and between Wesbanco Bank, Inc., Jeffrey H. Jackson and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 5, 2022.

10.23	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 3, 2023.

10.24	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 3, 2023.

10.25	Eighth Amendment to the Wesbanco, Inc. KSOP, effective January 1, 2023. **	Incorporated by reference to Exhibit 10.3 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 3, 2023.

10.26	Ninth Amendment to the Wesbanco, Inc. KSOP, effective July 31, 2023. **	Incorporated by reference to Exhibit 10.4 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 3, 2023.

10.27	Employment Agreement, dated as of July 21, 2023, by and between Wesbanco Bank, Inc., Jeffrey H. Jackson and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 21, 2023.

10.28	First Amendment to Amended and Restated Employment Agreement, dated as of July 21, 2023, by and between Wesbanco Bank, Inc., Todd F. Clossin and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 21, 2023.

10.29	First Amendment to Restricted Stock Agreement, dated as of July 21, 2023, by and between Wesbanco Bank, Inc., Todd F. Clossin and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 21, 2023.

11	Computation of Earnings Per Common Share.	Computation of earnings per common share is set forth under Note 2, “Earnings Per Common Share” of this Annual Report on Form 10-K.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97	Policy Relating to Recovery of Erroneously Awarded Compensation.	*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	***

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	***

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	***

* Filed herewith

** Indicates management compensatory plan, contract, or arrangement

*** Filed electronically

(P) Paper Filed

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2024.

WESBANCO, INC.

By:	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 26, 2024.

By:	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President, Chief Executive Officer, and Director
(Principal Executive Officer)

By:	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Christopher V. Criss
Christopher V. Criss
Chairman of the Board

The Directors of Wesbanco (listed below) executed a power of attorney appointing Jeffrey H. Jackson their attorney-in-fact, empowering him to sign this report on their behalf.

By:	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
Attorney-in-fact

Rosie Allen-Herring	Lisa A. Knutson
Todd F. Clossin	Gary L. Libs
James W. Cornelsen	Jay T. McCamic
Michael J. Crawford	F. Eric Nelson, Jr.
Abigail M. Feinknopf	Gregory S. Proctor, Jr.
Robert J. Fitzsimmons	Joseph R. Robinson
Denise Knouse-Snyder	Kerry M. Stemler
D. Bruce Knox	Reed J. Tanner