Form 10-Q
period 2024-03-31
WESBANCO INC
filed 2024-05-02
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 25, 2024, there were 59,423,197 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(unaudited, in thousands, except shares)	2024	2023
ASSETS
Cash and due from banks, including interest bearing amounts of $370,729 and $436,879, respectively	$509,669	$595,383
Securities:
Equity securities, at fair value	13,074	12,320
Available-for-sale debt securities, at fair value	2,119,272	2,194,329
Held-to-maturity debt securities (fair values of $1,052,444 and $1,069,159, respectively)	1,190,010	1,199,527
Allowance for credit losses, held-to-maturity debt securities	(183)	(192)
Net held-to-maturity debt securities	1,189,827	1,199,335
Total securities	3,322,173	3,405,984
Loans held for sale	12,472	16,354
Portfolio loans, net of unearned income	11,873,167	11,638,461
Allowance for credit losses - loans	(129,190)	(130,675)
Net portfolio loans	11,743,977	11,507,786
Premises and equipment, net	232,630	233,571
Accrued interest receivable	78,564	77,435
Goodwill and other intangible assets, net	1,130,175	1,132,267
Bank-owned life insurance	357,099	355,033
Other assets	385,976	388,561
Total Assets	$17,772,735	$17,712,374
LIABILITIES
Deposits:
Non-interest bearing demand	$3,938,610	$3,962,592
Interest bearing demand	3,529,691	3,463,443
Money market	2,189,769	2,017,713
Savings deposits	2,499,466	2,493,254
Certificates of deposit	1,339,237	1,231,702
Total deposits	13,496,773	13,168,704
Federal Home Loan Bank borrowings	1,100,000	1,350,000
Other short-term borrowings	72,935	105,893
Subordinated debt and junior subordinated debt	279,136	279,078
Total borrowings	1,452,071	1,734,971
Accrued interest payable	15,929	11,121
Other liabilities	269,600	264,516
Total Liabilities	15,234,373	15,179,312
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at March 31, 2024 and December 31, 2023, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 59,395,777 and 59,376,435 shares outstanding at March 31, 2024 and December 31, 2023, respectively	141,834	141,834
Capital surplus	1,636,964	1,635,859
Retained earnings	1,154,307	1,142,586
Treasury stock (8,685,529 and 8,704,871 shares - at cost, respectively)	(302,264)	(302,995)
Accumulated other comprehensive loss	(234,922)	(226,693)
Deferred benefits for directors	(2,041)	(2,013)
Total Shareholders' Equity	2,538,362	2,533,062
Total Liabilities and Shareholders' Equity	$17,772,735	$17,712,374

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$166,974	$133,406
Interest and dividends on securities:
Taxable	17,404	19,086
Tax-exempt	4,586	4,790
Total interest and dividends on securities	21,990	23,876
Other interest income	6,369	3,273
Total interest and dividend income	195,333	160,555
INTEREST EXPENSE
Interest bearing demand deposits	25,590	11,106
Money market deposits	16,114	4,252
Savings deposits	7,667	4,000
Certificates of deposit	10,247	1,203
Total interest expense on deposits	59,618	20,561
Federal Home Loan Bank borrowings	17,000	11,300
Other short-term borrowings	674	418
Subordinated debt and junior subordinated debt	4,075	3,944
Total interest expense	81,367	36,223
NET INTEREST INCOME	113,966	124,332
Provision for credit losses	4,014	3,577
Net interest income after provision for credit losses	109,952	120,755
NON-INTEREST INCOME
Trust fees	8,082	7,494
Service charges on deposits	6,784	6,170
Digital banking income	4,704	4,605
Net swap fee and valuation income	1,563	799
Net securities brokerage revenue	2,548	2,576
Bank-owned life insurance	2,067	1,959
Mortgage banking income	693	426
Net securities gains	537	145
Net gain on other real estate owned and other assets	154	232
Other income	3,497	3,247
Total non-interest income	30,629	27,653
NON-INTEREST EXPENSE
Salaries and wages	42,997	41,952
Employee benefits	12,184	12,060
Net occupancy	6,623	6,643
Equipment and software	10,008	9,063
Marketing	1,885	2,325
FDIC insurance	3,448	2,884
Amortization of intangible assets	2,092	2,301
Restructuring and merger-related expense	—	3,153
Other operating expenses	17,954	15,744
Total non-interest expense	97,191	96,125
Income before provision for income taxes	43,390	52,283
Provision for income taxes	7,697	9,942
Net income	35,693	42,341
Preferred stock dividends	2,531	2,531
Net income available to common shareholders	$33,162	$39,810
EARNINGS PER COMMON SHARE
Basic	$0.56	$0.67
Diluted	$0.56	$0.67
AVERAGE COMMON SHARES OUTSTANDING
Basic	59,382,758	59,217,711
Diluted	59,523,679	59,375,053
DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.35

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands)	2024	2023
Net income	$35,693	$42,341
Debt securities available-for-sale:
Net change in unrealized (losses) gains on debt securities available-for-sale	(10,903)	36,610
Related income tax effect	2,785	(8,782)
Net securities losses reclassified into earnings	—	151
Related income tax effect	(59)	(37)
Net effect on other comprehensive (loss) income for the period	(8,177)	27,942
Defined benefit plans:
Amortization of net (gain) loss and prior service costs	(101)	98
Related income tax effect	49	(23)
Net effect on other comprehensive (loss) income for the period	(52)	75
Total other comprehensive (loss) income	(8,229)	28,017
Comprehensive income	$27,464	$70,358

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2024 and 2023
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2023	$144,484	59,376,435	$141,834	$1,635,859	$1,142,586	$(302,995)	$(226,693)	$(2,013)	$2,533,062
Net income	—	—	—	—	35,693	—	—	—	35,693
Other comprehensive loss	—	—	—	—	—	—	(8,229)	—	(8,229)
Comprehensive income	—	—	—	—	—	—	—	—	27,464
Common dividends declared ($0.36 per share)	—	—	—	—	(21,179)	—	—	—	(21,179)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	7,180	—	—	(262)	262	—	—	—
Treasury shares acquired	—	(3,033)	—	—	—	(86)	—	—	(86)
Stock options exercised	—	4,764	—	(74)	—	174	—	—	100
Restricted stock granted	—	10,431	—	(381)	—	381	—	—	—
Stock compensation expense	—	—	—	1,547	—	—	—	—	1,547
Deferred benefits for directors - net	—	—	—	13	—	—	—	(28)	(15)
March 31, 2024	$144,484	59,395,777	$141,834	$1,636,964	$1,154,307	$(302,264)	$(234,922)	$(2,041)	$2,538,362

December 31, 2022	$144,484	59,198,963	$141,834	$1,635,877	$1,077,675	$(308,964)	$(262,416)	$(1,828)	$2,426,662
Net income	—	—	—	—	42,341	—	—	—	42,341
Other comprehensive loss	—	—	—	—	—	—	28,017	—	28,017
Comprehensive loss	—	—	—	—	—	—	—	—	70,358
Common dividends declared ($0.35 per share)	—	—	—	—	(20,561)	—	—	—	(20,561)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	—	—	—	—	—	—	—	—
Treasury shares acquired	—	(1,394)	—	—	—	(52)	—	—	(52)
Stock options exercised	—	4,441	—	(34)	—	137	—	—	103
Restricted stock granted	—	44,559	—	(1,372)	—	1,372	—	—	—
Stock compensation expense	—	—	—	1,585	—	—	—	—	1,585
Deferred benefits for directors - net	—	—	—	5	—	—	—	(112)	(107)
March 31, 2023	$144,484	59,246,569	$141,834	$1,636,061	$1,096,924	$(307,507)	$(234,399)	$(1,940)	$2,475,457

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2024	2023
NET CASH PROVIDED BY OPERATING ACTIVITIES	$64,636	$10,891
INVESTING ACTIVITIES
Net increase in loans held for investment	(239,643)	(186,782)
Available-for-sale debt securities:
Proceeds from sales	—	20,498
Proceeds from maturities, prepayments and calls	64,332	77,887
Purchases of securities	(2,000)	—
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	9,008	8,756
Purchases of premises and equipment – net	(2,763)	(12,233)
Net cash used in investing activities	(171,066)	(91,874)
FINANCING ACTIVITIES
Increase (decrease) in deposits	328,173	(257,528)
Proceeds from Federal Home Loan Bank borrowings	800,000	1,280,000
Repayment of Federal Home Loan Bank borrowings	(1,050,000)	(705,000)
Decrease in other short-term borrowings	(32,958)	(23,893)
Principal repayments of finance lease obligations	(806)	(464)
Dividends paid to common shareholders	(21,176)	(20,560)
Dividends paid to preferred shareholders	(2,531)	(2,531)
Treasury shares purchased - net	14	51
Net cash provided by financing activities	20,716	270,075
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,714)	189,092
Cash, cash equivalents and restricted cash at beginning of the period	595,383	408,411
Cash, cash equivalents and restricted cash at end of the period	$509,669	$597,503
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$76,605	$33,288
Transfers of loans to other real estate owned	45	79

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of Wesbanco, Inc. and its consolidated subsidiaries (“Wesbanco”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.

Wesbanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as with the policy changes indicated below. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Wesbanco’s financial position and results of operations for each of the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on Wesbanco’s net income and shareholders’ equity. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2024-02 - Codification Improvements—Amendments to Remove References to the Concepts Statements

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements.” The removal of all references to Concepts Statements in the guidance will simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. For Wesbanco, the amendments in this Update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2024-01 – Compensation – Stock Compensation (Topic 718)

In March 2024, the FASB issued ASU 2024-01, “Stock Compensation (Topic 718).” The amendments in this Update are designed to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The illustrative example is intended to reduce (1) complexity in determining whether a profits interest award is subject to the guidance in Topic 718 and (2) existing diversity in practice. For Wesbanco, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

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

ASU 2023-02 – Investments Equity Method and Joint Ventures (Topic 323)

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU’s amendments “remove the specialized guidance for [low-income-housing tax credit] investments that are not accounted for using the proportional amortization method and instead require that those LIHTC investments be accounted for using the guidance in other [GAAP].” For Wesbanco, the amendments were effective on January 1, 2024. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

ASU 2023-01 - Leases (Topic 842): Common Control Arrangements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Additionally, ASU 2023-01 amends the accounting for leasehold improvements in common-control arrangements for all entities. For Wesbanco, the amendments were effective on January 1, 2024. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

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

ASU 2022-03 - Fair Value Measurement (Topic 820)

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820).” The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and therefore, is not considered in measuring fair value. Furthermore, the amendments to this ASU clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The update to this ASU requires the following disclosures for equity securities: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s) and; (3) the circumstances that could cause a lapse in the restriction(s). The amendments in this Update were effective on January 1, 2024. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2024	2023
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$33,162	$39,810
Denominator:
Total average basic common shares outstanding	59,382,758	59,217,711
Effect of dilutive stock options and other stock compensation	140,921	157,342
Total diluted average common shares outstanding	59,523,679	59,375,053
Earnings per common share - basic	$0.56	$0.67
Earnings per common share - diluted	$0.56	$0.67

As of March 31, 2024 and 2023, 567,251 and 483,011 options to purchase shares were not included in the diluted share computation for the three months ended March 31, 2024 and 2023, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of March 31, 2024, 12,000 contingently issuable shares were estimated to be awarded under the 2022 total shareholder return ("TSR") plan and were included in the diluted calculation as stock performance targets had been met. No shares from the 2023 and 2024 plans were included because the effect would be antidilutive as performance targets were not met. As of March 31, 2023, 42,624 contingently issuable shares were estimated to be awarded under the 2022 and 2021 TSR plans, as stock performance targets had been met as of such date and therefore those shares were included in the diluted calculation. No shares related to the 2023 plan were included because the effect would be antidilutive.

In addition, performance-based restricted stock ("PBRS") compensation totaling 87,135 and 61,510 shares were estimated to be awarded as of March 31, 2024 and March 31, 2023, respectively.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	March 31, 2024				December 31, 2023
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	$234,707	$—	$(32,998)	$201,709	$238,676	$—	$(30,310)	$208,366
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,849,231	46	(276,658)	1,572,619	1,897,511	47	(267,874)	1,629,684
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	265,195	38	(5,386)	259,847	274,220	11	(5,924)	268,307
Obligations of states and political subdivisions	76,635	36	(3,384)	73,287	78,819	167	(2,861)	76,125
Corporate debt securities	11,965	—	(155)	11,810	11,962	—	(115)	11,847
Total available-for-sale debt securities	$2,437,733	$120	$(318,581)	$2,119,272	$2,501,188	$225	$(307,084)	$2,194,329
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$3,533	$—	$(342)	$3,191	$3,587	$—	$(313)	$3,274
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	37,408	—	(3,222)	34,186	38,893	—	(3,017)	35,876
Obligations of states and political subdivisions	1,128,828	356	(133,972)	995,212	1,136,779	852	(127,518)	1,010,113
Corporate debt securities	20,241	—	(386)	19,855	20,268	—	(372)	19,896
Total held-to-maturity debt securities (1)	$1,190,010	$356	$(137,922)	$1,052,444	$1,199,527	$852	$(131,220)	$1,069,159
Total debt securities	$3,627,743	$476	$(456,503)	$3,171,716	$3,700,715	$1,077	$(438,304)	$3,263,488
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $10.5 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $13.1 million and $12.3 million at March 31, 2024 and December 31, 2023, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at March 31, 2024. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Within one year	$25,261	$24,946
After 1 year through 5 years	159,144	154,948
After 5 years through 10 years	307,040	290,268
After 10 years	1,946,288	1,649,110
Total available-for-sale debt securities	$2,437,733	$2,119,272
Held-to-maturity debt securities
Within one year	$24,865	$24,695
After 1 year through 5 years	111,641	109,756
After 5 years through 10 years	489,993	451,150
After 10 years	563,511	466,843
Total held-to-maturity debt securities	$1,190,010	$1,052,444
Total debt securities	$3,627,743	$3,171,716

Securities with an aggregate carrying value of $2.2 billion and $2.1 billion at March 31, 2024 and December 31, 2023, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities for the three months ended March 31, 2023 totaled $20.5 million. There were no security sales that occurred in the three months ended March 31, 2024. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2024 and December 31, 2023 were $241.4 million and $233.2 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three months ended March 31, 2024 and 2023, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the consolidated income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended March 31,
(unaudited, in thousands)	2024	2023
Debt securities:
Gross realized gains	$—	$64
Gross realized losses	—	(197)
Net losses on debt securities	—	(133)
Equity securities:
Net unrealized gains recognized on securities still held	537	278
Net securities gains	$537	$145

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.6 million and $8.8 million as of March 31, 2024 and December 31, 2023, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2024 and 2023:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2024 and 2023
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	states and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Balance at December 31, 2023	$—	$—	$160	$32	$192
Current period provision (1)	—	—	—	(9)	(9)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at March 31, 2024	$—	$—	$160	$23	$183
.
Balance at December 31, 2022	$—	$—	$167	$53	$220
Current period provision (1)	—	—	(6)	(2)	(8)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at March 31, 2023	$—	$—	$161	$51	$212

(1) The total provision for credit losses on held-to-maturity securities is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses - loans and loan commitments. For more information on the provision relating to loans and loan commitments, please see Note 4, "Loans and the Allowance for Credit Losses."

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$—	$—	—	$201,709	$(32,998)	45	$201,709	$(32,998)	45
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	1,568,530	(276,658)	466	1,568,530	(276,658)	466
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	243,531	(5,386)	60	243,531	(5,386)	60
Obligations of states and political subdivisions	8,811	(61)	10	58,392	(3,323)	97	67,203	(3,384)	107
Corporate debt securities	6,478	(22)	4	4,831	(133)	1	11,309	(155)	5
Total	$15,289	$(83)	14	$2,076,993	$(318,498)	669	$2,092,282	$(318,581)	683

	December 31, 2023
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$18	$(1)	1	$208,348	$(30,309)	45	$208,366	$(30,310)	46
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	1,625,144	(267,874)	467	1,625,144	(267,874)	467
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	5,520	(31)	1	251,765	(5,893)	60	257,285	(5,924)	61
Obligations of states and political subdivisions	10,387	(86)	19	49,002	(2,775)	79	59,389	(2,861)	98
Corporate debt securities	4,482	(18)	3	7,365	(97)	3	11,847	(115)	6
Total	$20,407	$(136)	24	$2,141,624	$(306,948)	654	$2,162,031	$(307,084)	678

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $51.9 million and $62.0 million at March 31, 2024 and December 31, 2023, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $11.8 million and $11.5 million at March 31, 2024 and December 31, 2023, respectively. The unaccreted discount on purchased loans from acquisitions was $12.7 million at March 31, 2024 and $13.5 million at December 31, 2023.

	March 31,	December 31,
(unaudited, in thousands)	2024	2023
Commercial real estate:
Land and construction	$1,087,649	$1,055,865
Improved property	5,667,284	5,509,583
Total commercial real estate	6,754,933	6,565,448
Commercial and industrial	1,683,172	1,670,659
Residential real estate	2,469,357	2,438,574
Home equity	740,973	734,219
Consumer	224,732	229,561
Total portfolio loans	11,873,167	11,638,461
Loans held for sale	12,472	16,354
Total loans	$11,885,639	$11,654,815

Allowance for Credit Losses

The allowance for credit losses under the current expected credit losses methodology ("CECL") is calculated utilizing the probability of default ("PD")/ loss given default ("LGD"), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. At March 31, 2024, the primary drivers of the allowance model calculation were loan growth, macroeconomic variables, prepayment speeds, qualitative factors for distressed industries, the current rate environment and changes in risk grading. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.3%, and subsequently increase to an average of 4.7% over the remainder of the forecast period. In addition to the quantitative and qualitative changes noted above, the allowance is reflective of $5.9 million in net charge-offs recorded during the first quarter of 2024. Accrued interest receivable for loans was $63.2 million and $62.2 million at March 31, 2024 and December 31, 2023, respectively. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.1 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. Accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $15.1 million and $15.6 million at March 31, 2024 and December 31, 2023, respectively.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2024 and 2023
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at December 31, 2023
Allowance for credit losses - loans	$7,123	$59,351	$36,644	$21,218	$1,017	$3,956	$1,366	$130,675
Allowance for credit losses - loan commitments	6,894	—	429	1,276	5	—	—	8,604
Total beginning allowance for credit losses - loans and loan commitments	14,017	59,351	37,073	22,494	1,022	3,956	1,366	139,279
Provision for credit losses:
Provision for loan losses	858	(3,621)	5,806	650	25	538	194	4,450
Provision for loan commitments	(568)	—	124	9	6	—	—	(429)
Total provision for credit losses - loans and loan commitments (2)	290	(3,621)	5,930	659	31	538	194	4,021
Charge-offs	(813)	(58)	(4,810)	(135)	(216)	(1,098)	(453)	(7,583)
Recoveries	—	432	401	34	198	455	128	1,648
Net (charge-offs) recoveries	(813)	374	(4,409)	(101)	(18)	(643)	(325)	(5,935)
Balance at March 31, 2024
Allowance for credit losses - loans	7,168	56,104	38,041	21,767	1,024	3,851	1,235	129,190
Allowance for credit losses - loan commitments	6,326	—	553	1,285	11	—	—	8,175
Total ending allowance for credit losses - loans and loan commitments	$13,494	$56,104	$38,594	$23,052	$1,035	$3,851	$1,235	$137,365

Balance at December 31, 2022
Allowance for credit losses - loans	$6,737	$52,659	$31,540	$18,208	$4,234	$3,127	$1,285	$117,790
Allowance for credit losses - loan commitments	6,025	—	—	2,215	128	—	—	8,368
Total beginning allowance for credit losses - loans and loan commitments	12,762	52,659	31,540	20,423	4,362	3,127	1,285	126,158
Provision for credit losses:
Provision for loan losses	(1,440)	2,508	(2,783)	4,407	141	97	(103)	2,827
Provision for loan commitments	(51)	—	797	(10)	23	—	—	759
Total provision for credit losses - loans and loan commitments (2)	(1,491)	2,508	(1,986)	4,397	164	97	(103)	3,586
Charge-offs	(222)	(1,355)	(320)	13	(258)	(776)	(401)	(3,319)
Recoveries	73	276	134	75	80	622	140	1,400
Net (charge-offs) recoveries	(149)	(1,079)	(186)	88	(178)	(154)	(261)	(1,919)
Balance at March 31, 2023
Allowance for credit losses - loans	5,148	54,088	28,571	22,703	4,197	3,070	921	118,698
Allowance for credit losses - loan commitments	5,974	—	797	2,205	151	—	—	9,127
Total ending allowance for credit losses - loans and loan commitments	$11,122	$54,088	$29,368	$24,908	$4,348	$3,070	$921	$127,825

(1) Deposit overdrafts of $4.1 million and $3.6 million are included in total portfolio loans for the periods ending March 31, 2024 and March 31, 2023, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 3, "Securities."

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
March 31, 2024
Allowance for credit losses:
Loans individually-evaluated	$—	$5,591	$—	$—	$—	$—	$—	$5,591
Loans collectively-evaluated	7,168	50,513	38,041	21,767	1,024	3,851	1,235	123,599
Loan commitments (2)	6,326	—	553	1,285	11	—	—	8,175
Total allowance for credit losses - loans and commitments	$13,494	$56,104	$38,594	$23,052	$1,035	$3,851	$1,235	$137,365

Portfolio loans:
Individually-evaluated for credit losses	$—	$36,701	$45	$—	$—	$—	$—	$36,746
Collectively-evaluated for credit losses	1,087,649	5,630,583	1,683,127	2,469,357	740,973	224,732	—	11,836,421
Total portfolio loans	$1,087,649	$5,667,284	$1,683,172	$2,469,357	$740,973	$224,732	$—	$11,873,167

December 31, 2023
Allowance for credit losses:
Loans individually-evaluated	$—	$5,745	$—	$—	$—	$—	$—	$5,745
Loans collectively-evaluated	7,123	53,606	36,644	21,218	1,017	3,956	1,366	124,930
Loan commitments (2)	6,894	—	429	1,276	5	—	—	8,604
Total allowance for credit losses - loans and commitments	$14,017	$59,351	$37,073	$22,494	$1,022	$3,956	$1,366	$139,279

Portfolio loans:
Individually-evaluated for credit losses	$—	$36,929	$116	$—	$—	$—	$—	$37,045
Collectively-evaluated for credit losses	1,055,865	5,472,654	1,670,543	2,438,574	734,219	229,561	—	11,601,416
Total portfolio loans	$1,055,865	$5,509,583	$1,670,659	$2,438,574	$734,219	$229,561	$—	$11,638,461

(1) Deposit overdrafts of $4.1 million and $4.7 million are included in total portfolio loans for the periods ending March 31, 2024 and December 31, 2023, respectively.

(2) For additional detail relating to loan commitments, see Note 11, "Commitments and Contingent Liabilities."

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2024
Pass	$1,084,975	$5,491,663	$1,588,033	$8,164,671
Criticized - compromised	2,457	103,648	65,431	171,536
Classified - substandard	217	71,973	29,708	101,898
Classified - doubtful	—	—	—	—
Total	$1,087,649	$5,667,284	$1,683,172	$8,438,105

As of December 31, 2023
Pass	$1,053,359	$5,337,394	$1,586,683	$7,977,436
Criticized - compromised	2,497	107,473	73,204	183,174
Classified - substandard	9	64,716	10,772	75,497
Classified - doubtful	—	—	—	—
Total	$1,055,865	$5,509,583	$1,670,659	$8,236,107

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $21.3 million at March 31, 2024 and $20.0 million at December 31, 2023, of which $4.9 million and $4.6 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $62.8 million and $21.2 million of unfunded commercial loan commitments are also not included in the tables above at March 31, 2024 and December 31, 2023, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2024
Commercial real estate:
Land and construction	$1,087,649	$—	$—	$—	$—	$1,087,649	$—
Improved property	5,651,347	2,852	1,226	11,859	15,937	5,667,284	408
Total commercial real estate	6,738,996	2,852	1,226	11,859	15,937	6,754,933	408
Commercial and industrial	1,679,157	1,440	633	1,942	4,015	1,683,172	135
Residential real estate	2,458,403	3,160	478	7,316	10,954	2,469,357	3,151
Home equity	730,521	4,869	2,249	3,334	10,452	740,973	1,223
Consumer	220,302	2,905	1,019	506	4,430	224,732	491
Total portfolio loans	11,827,379	15,226	5,605	24,957	45,788	11,873,167	5,408
Loans held for sale	12,472	—	—	—	—	12,472	—
Total loans	$11,839,851	$15,226	$5,605	$24,957	$45,788	$11,885,639	$5,408

Nonperforming loans included above are as follows:
Non-accrual loans	$11,054	$1,612	$704	$19,549	$21,865	$32,919

As of December 31, 2023
Commercial real estate:
Land and construction	$1,055,865	$—	$—	$—	$-	$1,055,865	$—
Improved property	5,490,946	4,416	3,627	10,594	18,637	5,509,583	1,899
Total commercial real estate	6,546,811	4,416	3,627	10,594	18,637	6,565,448	1,899
Commercial and industrial	1,663,985	640	1,255	4,779	6,674	1,670,659	3,184
Residential real estate	2,429,200	1,572	2,471	5,331	9,374	2,438,574	2,602
Home equity	724,293	4,691	1,198	4,037	9,926	734,219	1,407
Consumer	223,989	3,833	1,178	561	5,572	229,561	546
Total portfolio loans	11,588,278	15,152	9,729	25,302	50,183	11,638,461	9,638
Loans held for sale	16,354	—	—	—	—	16,354	—
Total loans	$11,604,632	$15,152	$9,729	$25,302	$50,183	$11,654,815	$9,638

Nonperforming loans included above are as follows:
Non-accrual loans	$9,138	$1,300	$706	$15,664	$17,670	$26,808

The following tables summarize nonperforming loans:

	Nonperforming Loans
	March 31, 2024			December 31, 2023
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,023	$210	$—	$—	$—	$—
Improved property	14,871	13,523	—	11,248	9,557	—
Commercial and industrial	3,660	2,765	—	2,492	1,841	—
Residential real estate	16,367	11,679	—	15,128	10,582	—
Home equity	6,420	4,669	—	6,521	4,777	—
Consumer	119	73	—	104	51	—
Total nonperforming loans without a specific allowance	42,460	32,919	—	35,493	26,808	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—
Total nonperforming loans	$42,460	$32,919	$—	$35,493	$26,808	$—

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$105	$—	$56	$—
Improved property	11,540	—	17,401	—
Commercial and industrial	2,303	—	3,161	—
Residential real estate	11,131	—	14,447	—
Home equity	4,723	—	5,118	—
Consumer	62	—	134	—
Total nonperforming loans without a specific allowance	29,864	—	40,317	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	—	—	—	—
Total nonperforming loans with a specific allowance	—	—	—	—
Total nonperforming loans	$29,864	$—	$40,317	$—

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
	March 31,	December 31,
(unaudited, in thousands)	2024	2023
Commercial real estate:
Land and construction	$210	$—
Improved property	13,523	9,557
Total commercial real estate	13,733	9,557
Commercial and industrial	2,765	1,841
Residential real estate	11,679	10,582
Home equity	4,669	4,777
Consumer	73	51
Total	$32,919	$26,808

(1) At March 31, 2024, there were four borrowers with a loan balance greater than $1.0 million, which totaled $10.9 million, as compared to two borrowers with a loan balance greater than $1.0 million totaling $7.2 million at December 31, 2023. Total non-accrual loans may include loans that are also restructured for borrowers experiencing financial difficulty. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty (following the adoption of ASU 2022-02)

Tables in the following section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the three months ended March 31, 2024 and 2023 presented by loan category:

	For the Three Months Ended March 31, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Total	% of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	-
Commercial real estate - improved property	24,989	—	24,989	0.4
Commercial and industrial	—	41	41	0.0
Residential real estate	—	579	579	0.0
Home equity	—	350	350	0.0
Consumer	—	124	124	0.1
Total	$24,989	$1,094	$26,083	0.2

	For the Three Months Ended March 31, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Percent of Total by Loan Category
Commercial real estate - land and construction	$6,000	$—	$6,000	0.8
Commercial real estate - improved property	3,738	—	3,738	0.1
Commercial and industrial	6,843	—	6,843	0.5
Residential real estate	—	101	101	0.0
Home equity	8	283	291	0.0
Consumer	—	34	34	0.0
Total	$16,589	$418	$17,007	0.2

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty ("MBEFDs") totaled $0.7 million for loans modified during the three months ended March 31, 2024 and $1.8 million for loans modified during the twelve months ended December 31, 2023. These commitments are not included in the tables above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the three months ended March 31, 2024 and 2023, presented by loan category:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	—	3
Commercial real estate - improved property	9	34
Commercial and industrial	—	4
Residential real estate	—	—
Home equity	—	120
Consumer	—	—

There have been no MBEFDs which defaulted (defined as 90 days past due) after the loan was modified during the three months ended March 31, 2024 and 2023.

The following table presents an aging analysis of portfolio loans by loan category that were modified during the twelve months prior to March 31, 2024.

	March 31, 2024
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	—	—	29,041	29,041
Commercial and industrial	—	—	41	41	8,531	8,572
Residential real estate	37	68	170	275	1,200	1,475
Home equity	14	—	233	247	1,016	1,263
Consumer	39	33	9	81	380	461
Total modified loans (1)	$90	$101	$453	$644	$40,168	$40,812

(1) Represents balance at period end.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of March 31, 2024
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$24,606	$331,376	$379,849	$152,158	$24,478	$60,384	$62,496	$49,628	$1,084,975
Criticized - compromised	—	—	—	—	—	14	280	2,163	2,457
Classified - substandard	—	210	—	—	—	7	—	—	217
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$24,606	$331,586	$379,849	$152,158	$24,478	$60,405	$62,776	$51,791	$1,087,649
Current-period gross charge-offs	$—	$813	$—	$—	$—	$—	$—	$—	$813

Commercial real estate: improved property
Risk rating:
Pass	$107,508	$500,262	$1,090,763	$576,509	$618,834	$2,165,451	$115,578	$316,758	$5,491,663
Criticized - compromised	—	12,928	11,434	8,319	4,380	39,434	1,697	25,456	103,648
Classified - substandard	—	1,906	5,493	776	2,326	61,438	—	34	71,973
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$107,508	$515,096	$1,107,690	$585,604	$625,540	$2,266,323	$117,275	$342,248	$5,667,284
Current-period gross charge-offs	$—	$—	$—	$—	$—	$58	$—	$—	$58

Commercial and industrial
Risk rating:
Pass	$60,297	$217,013	$226,435	$135,148	$68,852	$275,734	$546,174	$58,380	$1,588,033
Criticized - compromised	—	1,276	1,174	254	1,387	38,277	15,626	7,437	65,431
Classified - substandard	—	405	875	741	239	2,343	24,145	960	29,708
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$60,297	$218,694	$228,484	$136,143	$70,478	$316,354	$585,945	$66,777	$1,683,172
Current-period gross charge-offs	$—	$274	$126	$—	$53	$325	$—	$4,032	$4,810

Residential real estate
Loan delinquency:
Current	$34,392	$278,392	$393,426	$435,283	$182,098	$527,391	$—	$607,421	$2,458,403
30-59 days past due	—	—	—	—	339	2,728	—	93	3,160
60-89 days past due	—	—	—	—	—	478	—	—	478
90 days or more past due	—	—	791	34	168	5,087	—	1,236	7,316
Total	$34,392	$278,392	$394,217	$435,317	$182,605	$535,684	$—	$608,750	$2,469,357
Current-period gross charge-offs	$—	$—	$—	$—	$—	$77	$—	$58	$135

Home equity
Loan delinquency:
Current	$11,894	$993	$1,676	$1,059	$1,840	$21,352	$689,877	$1,830	$730,521
30-59 days past due	—	59	251	80	57	841	3,425	156	4,869
60-89 days past due	—	700	217	—	14	1,308	3	7	2,249
90 days or more past due	—	—	222	177	657	1,954	—	324	3,334
Total	$11,894	$1,752	$2,366	$1,316	$2,568	$25,455	$693,305	$2,317	$740,973
Current-period gross charge-offs	$—	$20	$62	$—	$35	$72	$20	$7	$216

Consumer
Loan delinquency:
Current	$19,019	$76,043	$52,536	$19,109	$10,962	$18,694	$23,939	$—	$220,302
30-59 days past due	86	709	950	779	183	193	5	—	2,905
60-89 days past due	—	281	519	64	73	82	—	—	1,019
90 days or more past due	—	156	109	64	70	107	—	—	506
Total	$19,105	$77,189	$54,114	$20,016	$11,288	$19,076	$23,944	$—	$224,732
Current-period gross charge-offs	$—	$189	$587	$213	$52	$57	$—	$—	$1,098

	Loans As of December 31, 2023
	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$290,954	$349,549	$145,043	$54,172	$48,655	$35,917	$82,288	$46,781	$1,053,359
Criticized - compromised	—	—	—	—	—	16	299	2,182	2,497
Classified - substandard	—	—	—	—	—	9	—	—	9
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$290,954	$349,549	$145,043	$54,172	$48,655	$35,942	$82,587	$48,963	$1,055,865
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$222	$222

Commercial real estate: improved property
Risk rating:
Pass	$494,142	$1,076,535	$603,354	$581,540	$514,523	$1,706,804	$103,467	$257,029	$5,337,394
Criticized - compromised	—	16,270	8,630	4,387	5,185	44,861	2,373	25,767	107,473
Classified - substandard	1,921	517	417	2,416	23,472	35,939	—	34	64,716
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$496,063	$1,093,322	$612,401	$588,343	$543,180	$1,787,604	$105,840	$282,830	$5,509,583
Current-period gross charge-offs	$—	$—	$372	$—	$—	$1,505	$—	$—	$1,877

Commercial and industrial
Risk rating:
Pass	$238,427	$234,520	$136,998	$78,836	$39,259	$252,826	$541,400	$64,417	$1,586,683
Criticized - compromised	1,094	834	3,169	1,490	7,334	31,526	20,626	7,131	73,204
Classified - substandard	33	149	315	265	825	1,916	5,797	1,472	10,772
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$239,554	$235,503	$140,482	$80,591	$47,418	$286,268	$567,823	$73,020	$1,670,659
Current-period gross charge-offs	$98	$205	$603	$353	$20	$463	$—	$541	$2,283

Residential real estate
Loan delinquency:
Current	$277,790	$429,835	$445,322	$185,139	$86,149	$456,818	$—	$548,147	$2,429,200
30-59 days past due	—	—	—	—	—	1,572	—	—	1,572
60-89 days past due	—	—	—	341	—	2,130	—	—	2,471
90 days or more past due	—	799	34	—	263	4,207	—	28	5,331
Total	$277,790	$430,634	$445,356	$185,480	$86,412	$464,727	$—	$548,175	$2,438,574
Current-period gross charge-offs	$—	$—	$—	$—	$5	$387	$—	$—	$392

Home equity
Loan delinquency:
Current	$12,675	$1,235	$1,467	$1,571	$1,614	$22,484	$681,848	$1,399	$724,293
30-59 days past due	34	193	85	73	44	947	3,315	—	4,691
60-89 days past due	119	318	16	68	76	524	—	77	1,198
90 days or more past due	—	213	—	737	230	2,527	—	330	4,037
Total	$12,828	$1,959	$1,568	$2,449	$1,964	$26,482	$685,163	$1,806	$734,219
Current-period gross charge-offs	$—	$139	$57	$29	$79	$615	$6	$—	$925

Consumer
Loan delinquency:
Current	$84,526	$57,661	$21,592	$13,189	$10,958	$12,143	$23,916	$4	$223,989
30-59 days past due	699	1,526	952	343	162	119	32	—	3,833
60-89 days past due	191	616	195	112	5	59	—	—	1,178
90 days or more past due	64	203	114	63	9	108	—	—	561
Total	$85,480	$60,006	$22,853	$13,707	$11,134	$12,429	$23,948	$4	$229,561
Current-period gross charge-offs	$251	$1,921	$901	$301	$100	$247	$4	$—	$3,725

The following table summarizes other real estate owned and repossessed assets included in other assets:

	March 31,	December 31,
(unaudited, in thousands)	2024	2023
Other real estate owned	$1,210	$1,207
Repossessed assets	264	290
Total other real estate owned and repossessed assets	$1,474	$1,497

There were no residential real estate loans included in other real estate owned at both March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, formal foreclosure proceedings were in process on residential real estate loans totaling $4.2 million and $4.0 million, respectively.

NOTE 5. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be variable interest entities ("VIEs") as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of March 31, 2024 and December 31, 2023, Wesbanco had $30.7 million and $31.9 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $11.4 million and $13.9 million at March 31, 2024 and December 31, 2023, respectively, within other liabilities on the Consolidated Balance Sheets. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the three months ended March 31, 2024 and 2023 was $1.2 million and $1.1 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which are projected to total $4.4 million for 2024, and totaled $3.8 million for 2023, which are also included in income tax expense.

Wesbanco is also a limited partner in three other limited partnerships as of March 31, 2024. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of both March 31, 2024 and December 31, 2023, Wesbanco had $3.0 million invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income of $12 thousand and $11 thousand for the three months ended March 31, 2024 and 2023.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of March 31, 2024:

Year	Amount
2024	$5,190
2025	2,944
2026	834
2027	819
2028	492
2029 and thereafter	1,141
Total	$11,420

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of March 31, 2024 and December 31, 2023, Wesbanco had 247 and 236 customer interest rate swaps and caps with an aggregate notional amount of $1.6 billion in both periods related to this program. Wesbanco recognized income for the related swap and cap fees of $0.8 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of March 31, 2024 and December 31, 2023, Wesbanco had 21 and 19 risk participation-in agreements with an aggregate notional amount of $223.5 million and $197.2 million, respectively. As of March 31, 2024 and December 31, 2023, Wesbanco had five risk participation-out agreements with an aggregate notional amount of $40.7 million and $40.9 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $26.5 million and $27.0 million at March 31, 2024 and December 31, 2023, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$1,611,918	$78,211	$78,312	$1,573,152	$72,183	$73,083
Other contracts:
Interest rate lock commitments	23,009	58	—	16,524	84	—
Forward TBA contracts	26,500	—	3	27,000	—	205
Total derivatives		$78,269	$78,315		$72,267	$73,288

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three months ended March 31, 2024 and 2023, respectively.

		For the Three Months Ended March 31,
(unaudited, in thousands)	Location of Gain/(Loss)	2024	2023
Interest rate swaps and caps	Net swap fee and valuation income	$798	$(1,039)
Interest rate lock commitments	Mortgage banking income	(26)	187
Forward TBA contracts	Mortgage banking income	48	(189)
Total		$820	$(1,041)

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. If Wesbanco had breached any of these provisions at March 31, 2024, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties. In certain market situations, Wesbanco can also request collateral from the derivative counterparties. Due to the current higher interest rate environment, as of March 31, 2024 and December 31, 2023, Wesbanco is holding net cash collateral from various derivative counterparties totaling $50.9 million and $26.0 million, respectively, within interest bearing deposit accounts.

NOTE 7. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2024	2023
Service cost – benefits earned during year	$330	$350
Interest cost on projected benefit obligation	1,603	1,554
Expected return on plan assets	(2,599)	(2,750)
Amortization of prior service cost	(9)	(9)
Amortization of net loss	21	223
Net periodic pension income	$(654)	$(632)

The service cost of $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, is included in salaries and wages, and periodic pension income of $1.0 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, is included in employee benefits.

The Plan covers all employees of Wesbanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $2.6 million is due in 2024, which can be offset in whole or in part by the Plan's $64.2 million available credit balance. Wesbanco currently does not expect to make a voluntary contribution to the Plan in 2024.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

		March 31, 2024
		Fair Value Measurements Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2024	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,074	$13,074	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	201,709	—	201,709	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,572,619	—	1,572,619	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	259,847	—	259,847	—
Obligations of states and political subdivisions	73,287	—	72,144	1,143
Corporate debt securities	11,810	—	11,810	—
Total available-for-sale debt securities	$2,119,272	$—	$2,118,129	$1,143
Loans held for sale	12,472	—	12,472	—
Other assets - interest rate swaps	78,211	—	78,211	—
Total assets recurring fair value measurements	$2,223,029	$13,074	$2,208,812	$1,143
Other liabilities - interest rate swaps	$78,312	$—	$78,312	$—
Total liabilities recurring fair value measurements	$78,312	$—	$78,312	$—
Nonrecurring fair value measurements
Collateral dependent loans	$18,289	$—	$—	$18,289
Other real estate owned and repossessed assets	1,474	—	—	1,474
Total nonrecurring fair value measurements	$19,763	$—	$—	$19,763

		December 31, 2023
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2023	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$12,320	$12,320	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	208,366	—	208,366	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,629,684	—	1,629,684	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	268,307	—	268,307	—
Obligations of states and political subdivisions	76,125	—	74,958	1,167
Corporate debt securities	11,847	—	11,847	—
Total available-for-sale debt securities	$2,194,329	$—	$2,193,162	$1,167
Loans held for sale	16,354	—	16,354	—
Other assets - interest rate swaps	72,183	—	72,183	—
Total assets recurring fair value measurements	$2,295,186	$12,320	$2,281,699	$1,167
Other liabilities - interest rate swaps	$73,083	$—	$73,083	$—
Total liabilities recurring fair value measurements	$73,083	$—	$73,083	$—
Nonrecurring fair value measurements
Collateral dependent loans	$18,273	$—	$—	$18,273
Other real estate owned and repossessed assets	1,497	—	—	1,497
Total nonrecurring fair value measurements	$19,770	$—	$—	$19,770

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three months ended March 31, 2024 or for the year ended December 31, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
March 31, 2024
Collateral dependent loans	$18,289	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	$1,474	Appraisal of collateral (1), (3)
December 31, 2023
Collateral dependent loans	$18,273	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	$1,497	Appraisal of collateral (1), (3)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			March 31, 2024
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$509,669	$509,669	$509,669	$—	$—
Equity securities	13,074	13,074	13,074	—	—
Available-for-sale debt securities	2,119,272	2,119,272	—	2,118,129	1,143
Net held-to-maturity debt securities	1,189,827	1,052,444	—	1,052,184	260
Net loans	11,743,977	11,329,520	—	—	11,329,520
Loans held for sale	12,472	12,472	—	12,472	—
Other assets - interest rate derivatives	78,211	78,211	—	78,211	—
Accrued interest receivable	78,564	78,564	78,564	—	—

Financial Liabilities
Deposits	13,496,773	13,475,426	12,157,536	1,317,890	—
Federal Home Loan Bank borrowings	1,100,000	1,098,495	—	1,098,495	—
Other borrowings	72,935	68,622	68,622	—	—
Subordinated debt and junior subordinated debt	279,136	230,188	—	230,188	—
Other liabilities - interest rate derivatives	78,312	78,312	—	78,312	—
Accrued interest payable	15,929	15,929	15,929	—	—

			Fair Value Measurements at
			December 31, 2023
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$595,383	$595,383	$595,383	$—	$—
Equity securities	12,320	12,320	12,320	—	—
Available-for-sale debt securities	2,194,329	2,194,329	—	2,193,162	1,167
Net held-to-maturity debt securities	1,199,335	1,069,159	—	1,068,896	263
Net loans	11,507,786	11,134,250	—	—	11,134,250
Loans held for sale	16,354	16,354	—	16,354	—
Other assets - interest rate derivatives	72,183	72,183	—	72,183	—
Accrued interest receivable	77,435	77,435	77,435	—	—

Financial Liabilities
Deposits	13,168,704	13,146,821	11,937,002	1,209,819	—
Federal Home Loan Bank borrowings	1,350,000	1,349,217	—	1,349,217	—
Other borrowings	105,893	103,057	103,057	—	—
Subordinated debt and junior subordinated debt	279,078	240,898	—	240,898	—
Other liabilities - interest rate derivatives	73,083	73,083	—	73,083	—
Accrued interest payable	11,121	11,121	11,121	—	—

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

NOTE 9. REVENUE RECOGNITION

Interest income, net securities gains and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, payment processing fees, digital banking income, net swap fee and valuation income, mortgage banking income and net gain on other real estate owned and other assets – there are no significant judgments related to the amount and timing of revenue recognition.

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three months ended March 31, 2024 and 2023, respectively:

	Point of Revenue	For the Three Months Ended March 31,
(unaudited, in thousands)	Recognition	2024	2023
Revenue Streams
Trust fees
Trust account fees	Over time	$6,099	$5,605
WesMark fees	Over time	1,983	1,889
Total trust fees		8,082	7,494
Service charges on deposits
Commercial banking fees	Over time	1,188	609
Personal service charges	At a point in time and over time	5,596	5,561
Total service charges on deposits		6,784	6,170
Net securities brokerage revenue
Annuity commissions	At a point in time	1,972	2,046
Equity and debt security trades	At a point in time	80	—
Managed money	Over time	254	283
Trail commissions	Over time	242	247
Total net securities brokerage revenue		2,548	2,576

Payment processing fees (1)	At a point in time and over time	829	871
Digital banking income	At a point in time	4,704	4,605
Net swap fee and valuation income (2)	At a point in time	1,563	799
Mortgage banking income	At a point in time	693	426
Net gain on other real estate owned and other assets	At a point in time and over time	154	232

(1)
Included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying swaps is not within the scope of ASC 606, and totaled gains (losses) of $0.8 million and ($1.0) million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the three months ended March 31, 2024 and 2023 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)
Other comprehensive loss before reclassifications	—	(8,118)	(8,118)
Amounts reclassified from accumulated other comprehensive loss	(52)	(59)	(111)
Period change	(52)	(8,177)	(8,229)
Balance at March 31, 2024	$6,463	$(241,385)	$(234,922)

Balance at December 31, 2022	$(535)	$(261,881)	$(262,416)
Other comprehensive income before reclassifications	—	27,828	27,828
Amounts reclassified from accumulated other comprehensive income	75	114	189
Period change	75	27,942	28,017
Balance at March 31, 2023	$(460)	$(233,939)	$(234,399)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2024 and 2023:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2024	2023
Debt securities available-for-sale (1):
Net securities losses reclassified into earnings	$—	$151	Net securities gains/(losses) (Non-interest income)
Related income tax effect ⁽²⁾	(59)	(37)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(59)	114

Defined benefit plans (3):
Amortization of net loss and prior service costs	(101)	98	Employee benefits (Non-interest expense)
Related income tax effect ⁽²⁾	49	(23)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(52)	75
Total reclassifications for the period	$(111)	$189

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

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $8.2 million and $8.6 million at March 31, 2024 and December 31, 2023, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of March 31, 2024 and December 31, 2023.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2024	2023
Lines of credit	$3,991,363	$4,016,658
Loans approved but not closed	546,561	275,954
Overdraft limits	400,151	391,598
Letters of credit	41,812	38,929
Contingent obligations and other guarantees	9,809	15,037

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 12. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $5.6 billion and $5.0 billion at March 31, 2024 and 2023, respectively. These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For the Three Months Ended March 31, 2024
Interest and dividend income	$195,333	$—	$195,333
Interest expense	81,367	—	81,367
Net interest income	113,966	—	113,966
Provision for credit losses	4,014	—	4,014
Net interest income after provision for credit losses	109,952	—	109,952
Non-interest income	22,547	8,082	30,629
Non-interest expense	91,968	5,223	97,191
Income before provision for income taxes	40,531	2,859	43,390
Provision for income taxes	7,097	600	7,697
Net income	33,434	2,259	35,693
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$30,903	$2,259	$33,162

For the Three Months Ended March 31, 2023
Interest and dividend income	$160,555	$—	$160,555
Interest expense	36,223	—	36,223
Net interest income	124,332	—	124,332
Provision for credit losses	3,577	—	3,577
Net interest income after provision for credit losses	120,755	—	120,755
Non-interest income	20,159	7,494	27,653
Non-interest expense	91,617	4,508	96,125
Income before provision for income taxes	49,297	2,986	52,283
Provision for income taxes	9,315	627	9,942
Net income	39,982	2,359	42,341
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$37,451	$2,359	$39,810

Total non-fiduciary assets of the trust and investment services segment were $3.3 million (including $0.8 million of trust customer intangibles) and $3.3 million (including $1.1 million of trust customer intangibles) at March 31, 2024 and 2023, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three months ended March 31, 2024. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2023 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2024 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2023 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for the first quarter of 2024 was $33.2 million, with diluted earnings per share of $0.56, compared to $39.8 million or $0.67 per diluted share, for the first quarter of 2023. As noted in the following table, net income available to common shareholders, excluding after-tax restructuring and merger-related expenses, for the three months ended March 31, 2024, was $33.2 million or $0.56 per diluted share, as compared to $42.3 million or $0.71 per diluted share in the prior year's first quarter (non-GAAP measures).

	For the Three Months Ended March 31,
	2024		2023
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (Non-GAAP)(1)	$33,162	$0.56	$42,301	$0.71
Less: After-tax restructuring and merger-related expenses	—	—	(2,491)	(0.04)
Net income available to common shareholders (GAAP)	$33,162	$0.56	$39,810	$0.67
(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income decreased $10.4 million or 8.3% in the first quarter of 2024 compared to the same quarter of 2023, due to increasing deposit costs and the associated remix from non-interest bearing deposits into higher tier money market and certificate of deposit accounts, which, in turn, resulted in a 44 basis point decrease in the net interest margin over the same period. The increase in funding costs has been partially offset by higher yields in all earning asset categories, due to the repricing of existing loans and higher investment rates offered in the current market environment. Over the same time period, the yield on earning assets increased by a total of 66 basis points while the cost of interest bearing liabilities increased by 146 basis points from increasing deposit costs and higher cost wholesale borrowings. Average loan balances increased by 9.4% from the first quarter of 2023, mainly attributable to commercial loan demand, while average securities decreased by 10.1% over the same time period as investment maturities and calls were used to partially fund the loan growth. Average deposits increased 2.9% over the same time period as a result of deposit gathering and retention efforts by the retail and commercial teams. Accretion from prior acquisitions benefited the first quarter 2024 net interest margin by three basis points, as compared to four basis points in the prior year period.

Loan growth, adjustments in regional macroeconomic factors and loan concentrations as well as an increase in net charge-offs resulted in a provision for credit losses of $4.0 million in the first quarter of 2024, as compared to a provision of $3.6 million in the first quarter of 2023. Annualized net loan charge-offs, as a percentage of average portfolio loans, were 0.20% and 0.07% for the first quarter of 2024 and 2023, respectively. The net charge-offs in the first quarter of 2024 primarily reflect loans from a single borrower relationship totaling $4.8 million.

For the first quarter of 2024, non-interest income increased $3.0 million, or 10.8% compared to the first quarter of 2023, primarily due to increases in net swap fee and valuation income, service charges on deposits and trust fees. The net swap fee and valuation income of $1.6 million in the first quarter of 2024 reflects $0.8 million of new swap fees and net fair value adjustments of $0.8 million, as compared to $1.8 million and negative $1.0 million, respectively, in the prior year first quarter. Service charges on deposits increased $0.6 million from the first quarter of 2023, reflecting fee income from new products and services and increased general consumer spending. Trust fees, which are seasonally higher during the first quarter, increased $0.6 million in the first quarter of 2024 as compared to the first quarter of 2023 due to an 11.4% increase in trust assets, driven by both market value adjustments and organic growth.

Non-interest expense, excluding restructuring and merger-related expenses, increased in the first quarter of 2024 by $4.2 million, or 4.5%, to $97.2 million, compared to the first quarter of 2023, reflecting increased salaries and wages, equipment and software expense and other operating expenses. Salaries and wages increased $1.0 million, or 2.5%, from the first quarter of 2023 to the first quarter of 2024 due to higher salary expense relating to new revenue-producing hires, mostly commercial lenders, and annual merit increases, which were offset somewhat by cost savings resulting from a reduction in full-time equivalent employees. Equipment and software expense increased $0.9 million in the first quarter of 2024 compared to the prior year first quarter due to the planned upgrade of our ATM fleet with newer technology and general inflationary cost increases for existing service agreements. Other operating expenses increased $2.2 million in the first quarter of 2024 from the first quarter of 2023 primarily due to higher costs and fees in support of loan growth and higher miscellaneous taxes and expenses.

For the first three months of 2024, the effective tax rate was 17.7% as compared to 19.0% for the three months ended March 31, 2023, and the provision for income taxes decreased by $2.2 million over the same time period. Both of these decreases are due to the decrease in pre-tax income over the same period.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2024	2023
Net interest income	$113,966	$124,332
Taxable equivalent adjustment to net interest income	1,219	1,273
Net interest income, fully taxable equivalent	$115,185	$125,605
Net interest spread, non-taxable equivalent	1.97%	2.77%
Benefit of net non-interest bearing liabilities	0.92%	0.56%
Net interest margin	2.89%	3.33%
Taxable equivalent adjustment	0.03%	0.03%
Net interest margin, fully taxable equivalent	2.92%	3.36%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income decreased $10.4 million or 8.3% in the first quarter of 2024 compared to the first quarter of 2023. This decrease was due to a 44 basis point decrease year over year in the net interest margin to 2.92% for the first quarter of 2024. The decrease in margin is due to higher funding costs from increasing deposit costs and associated remix from non-interest bearing deposits into higher tier money market and certificate of deposit accounts. Portfolio loans increased by 9.0% from March 31, 2023, due to strong new loan growth and strategic loan production office and lender hiring initiatives. Total purchase accounting accretion continued to decrease in the first quarter of 2024 as compared to the first quarter of 2023, as approximately three basis points of accretion from prior acquisitions was included in the first quarter 2024 net interest margin as compared to four basis points in the 2023 first quarter net interest margin. Total average deposits, excluding CDs, remained relatively flat compared to the first quarter of 2023. The cost of interest bearing deposits increased by 156 basis points and the cost of total interest bearing liabilities increased by 146 basis points from the first quarter of 2023 to the first quarter of 2024. The increase in the cost is primarily due to rate increases for interest bearing deposits in response to the general increase in overall deposit rates in the marketplace.

Interest income increased $34.8 million or 21.7% in the first quarter of 2024 compared to the same period of 2023. Average loan balances increased $1.0 billion or 9.4% in the first quarter of 2024 compared to the first quarter of 2023, while loan yields increased by 68 basis points during this same period to 5.71% due to the previously mentioned rising rate environment and its effect on the repricing of portfolio loans, as well as higher offered rates on new loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the first quarter of 2024, average loans represented 74.0% of average earning assets, an increase from 70.8% in the first quarter of 2023. Average total securities balances decreased $414.2 million or 10.1% from the first quarter of 2023, and represented 23.2% of total earning assets in the first quarter of 2024. Taxable securities yields, which have remained relatively flat, increased by five basis points in the first quarter of 2024 from the first quarter of 2023. Tax-exempt securities yields, which are the highest yields within total securities, remained flat from the first quarter of 2023.

Interest expense increased $45.1 million in the first quarter of 2024 as compared to the same period in 2023, due to the timing of the previously mentioned federal funds rate increases and their effect on the costs of deposits and borrowings. The cost of interest bearing liabilities increased by 146 basis points from the first quarter of 2023 to 2.98% in the first quarter of 2024. Average interest bearing deposits increased $1.1 billion or 12.8% from the first quarter of 2023. The rate on interest bearing deposits increased 156 basis points to 2.56% from the first quarter of 2023, primarily from increases in rates on interest bearing public funds, money market funds and savings deposits, and a mix shift from non-interest bearing demand deposits into interest bearing demand deposits and certificates of deposit. Average non-interest bearing demand deposit balances decreased from the first quarter of 2023 to the first quarter of 2024 by $681.2 million or 14.9%, and were 29.4% of total average deposits at March 31, 2024, compared to 35.6% at March 31, 2023, reflecting customers' preferences in the previously mentioned interest rate environment. For the first quarter of 2024, Wesbanco's average loans to average deposits ratio was 88.7%, reflecting additional capacity to lend. The average balance of FHLB borrowings increased $273.4 million from the first quarter of 2023 to the first quarter of 2024, due to increased loan funding demand and for liquidity purposes. Average repurchase agreements decreased $38.6 million or 29.4% from the first quarter of 2023 to the first quarter of 2024, while average subordinated and junior subordinated debt balances decreased $2.4 million or 0.8%.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2024		2023
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$375,268	5.70%	$279,448	4.29%
Loans, net of unearned income (1)	11,756,875	5.71%	10,750,132	5.03%
Securities: (2)
Taxable	2,928,867	2.39%	3,302,081	2.34%
Tax-exempt (3)	759,797	3.07%	800,804	3.07%
Total securities	3,688,664	2.53%	4,102,885	2.49%
Other earning assets	60,920	6.92%	45,879	2.82%
Total earning assets (3)	15,881,727	4.98%	15,178,344	4.32%
Other assets	1,822,538		1,792,210
Total Assets	$17,704,265		$16,970,554

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$3,501,049	2.94%	$3,029,944	1.49%
Money market accounts	2,087,036	3.11%	1,632,738	1.06%
Savings deposits	2,480,710	1.24%	2,774,741	0.58%
Certificates of deposit	1,291,111	3.19%	862,703	0.57%
Total interest bearing deposits	9,359,906	2.56%	8,300,126	1.00%
Federal Home Loan Bank borrowings	1,243,407	5.50%	970,000	4.72%
Repurchase agreements	92,565	2.93%	131,186	1.29%
Subordinated debt and junior subordinated debt	279,103	5.87%	281,483	5.68%
Total interest bearing liabilities (4)	10,974,981	2.98%	9,682,795	1.52%
Non-interest bearing demand deposits	3,898,990		4,580,164
Other liabilities	284,453		249,528
Shareholders’ equity	2,545,841		2,458,067
Total Liabilities and Shareholders’ Equity	$17,704,265		$16,970,554
Taxable equivalent net interest spread		2.00%		2.80%
Taxable equivalent net interest margin		2.92%		3.36%

(1)
Gross of allowance for credit losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $0.8 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended March 31, 2024
	Compared to March 31, 2023
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$1,186	$1,180	$2,366
Loans, net of unearned income	13,203	20,365	33,568
Taxable securities	(2,206)	524	(1,682)
Tax-exempt securities (1)	(313)	55	(258)
Other earning assets	132	598	730
Total interest income change (1)	12,002	22,722	34,724
Increase (decrease) in interest expense:
Interest bearing demand deposits	1,959	12,525	14,484
Money market accounts	1,471	10,391	11,862
Savings deposits	(465)	4,132	3,667
Certificates of deposit	866	8,178	9,044
Federal Home Loan Bank borrowings	3,527	2,173	5,700
Repurchase agreements	(153)	409	256
Subordinated debt and junior subordinated debt	(34)	165	131
Total interest expense change	7,171	37,973	45,144
Net interest income change (1)	$4,831	$(15,251)	$(10,420)

(1)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net (charge-offs) recoveries have been (deducted) added to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The provision for credit losses - loans and loan commitments increased to $4.0 million in the first quarter of 2024 compared to a provision of $3.6 million in the first quarter of 2023. While the provision increased year-over-year, the $4.0 million provision in the first quarter of 2024 was a result of continued loan growth and adjustments in regional macroeconomic factors and loan concentrations as well as an increase in net charge-offs. The increase was offset somewhat by changes in the portfolio mix and a reduction in the office portfolio qualitative factor. Non-performing loans were 0.28% of total portfolio loans as of March 31, 2024, decreasing from 0.36% of total portfolio loans at the end of the first quarter of 2023. Criticized and classified loans were 2.30% of total portfolio loans as of March 31, 2024, increasing from 1.60% as of March 31, 2023, due to downgrades within the portfolio. Past due loans at March 31, 2024 were 0.20% of total portfolio loans, compared to 0.16% at March 31, 2023. Annualized net loan charge-offs were 0.20% for the three months ended March 31, 2024, compared to 0.07% for the three months ended March 31, 2023. Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2024	2023	$ Change	% Change
Trust fees	$8,082	$7,494	$588	7.8
Service charges on deposits	6,784	6,170	614	10.0
Digital banking income	4,704	4,605	99	2.1
Net swap fee and valuation income	1,563	799	764	95.6
Net securities brokerage revenue	2,548	2,576	(28)	(1.1)
Bank-owned life insurance	2,067	1,959	108	5.5
Net securities gains	537	145	392	270.3
Mortgage banking income	693	426	267	62.7
Net insurance services revenue	944	791	153	19.3
Payment processing fees	829	871	(42)	(4.8)
Net gain on other real estate owned and other assets	154	232	(78)	(33.6)
Other	1,724	1,585	139	8.8
Total non-interest income	$30,629	$27,653	$2,976	10.8

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 21.2% of total revenue for the three months ended March 31, 2024. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the first quarter of 2024, non-interest income increased $3.0 million or 10.8% compared to the first quarter of 2023, primarily due to a $0.8 million increase in net swap fee and valuation income, a $0.6 million increase in service charges on deposits, and a $0.6 million increase in trust fees.

Trust fees increased $0.6 million or 7.8% compared to the first quarter of 2023, due to an increase in trust assets driven by market value adjustments and organic growth. Total trust assets were $5.6 billion at March 31, 2024 as compared to $5.0 billion at March 31, 2023. As of March 31, 2024, trust assets include managed assets of $4.5 billion and non-managed (custodial) assets of $1.1 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.9 billion and $0.8 billion as of March 31, 2024 and March 31, 2023, respectively, and are included in managed assets.

Service charges on deposits increased $0.6 million or 10.0% to $6.8 million in the first quarter of 2024 as compared to the same period in 2023. This was due to fee income from new products and services, an increase in treasury management fees and higher general consumer spending.

Net swap fee and valuation income, which includes fair value adjustments, increased $0.8 million in the first quarter of 2024 compared to the first quarter of 2023, due to increased fair value adjustments in the swap portfolio on 2024 as compared to 2023, while swap fee income and new swaps originated were lower compared to the first three months of 2023. For the three months ended March 31, 2024, new swaps executed totaled $36.6 million in notional principal, resulting in $0.8 million of fee income, compared to new swaps executed of $162.6 million in notional principal resulting in $1.8 million of fee income for the three months ended March 31, 2023. Fair value adjustments on existing swaps for the three months ended March 31, 2024 were a positive $0.8 million as compared to a negative $1.0 million for the three months ended March 31, 2023.

Net securities gains include both gains and losses on investment security transactions as well as market value adjustments on Wesbanco's deferred compensation plan. For the three months ended March 31, 2024, net securities gains increased $0.4 million compared to the same period of 2023, due primarily to a $0.3 million increase in market adjustments on the deferred compensation plan in the first quarter of 2024 as compared to the first quarter of 2023. These market adjustments had an offsetting effect in employee benefits expense.

Mortgage banking income increased $0.3 million or 62.7% in the first quarter of 2024 compared to the first quarter of 2023, due to a slightly higher volume of sold loans and higher margins on sales. For the first quarter of 2024, total mortgage production was $106.3 million, which decreased by 34.3% from the first quarter of 2023. For the three months ended March 31, 2024, $48.4 million in mortgages were sold into the secondary market as compared to $39.9 million in the comparable 2023 period. Included in mortgage banking income above are losses of $0.1 million and gains of $28 thousand from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended March 31, 2024 and 2023, respectively.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2024	2023	$ Change	% Change
Salaries and wages	$42,997	$41,952	$1,045	2.5
Employee benefits	12,184	12,060	124	1.0
Net occupancy	6,623	6,643	(20)	(0.3)
Equipment and software	10,008	9,063	945	10.4
Marketing	1,885	2,325	(440)	(18.9)
FDIC insurance	3,448	2,884	564	19.6
Amortization of intangible assets	2,092	2,301	(209)	(9.1)
Restructuring and merger-related expenses	—	3,153	(3,153)	(100.0)
Professional fees	5,002	3,169	1,833	57.8
Franchise and other miscellaneous taxes	3,162	2,897	265	9.1
ATM and electronic banking interchange expenses	1,535	1,627	(92)	(5.7)
Communications	1,263	1,430	(167)	(11.7)
Other real estate owned and foreclosure expenses	146	94	52	55.3
Postage, supplies and other	6,846	6,527	319	4.9
Total non-interest expense	$97,191	$96,125	$1,066	1.1

Non-interest expense in the first quarter of 2024 increased $1.1 million or 1.1% as compared to the same quarter in 2023, primarily from a $1.0 million increase in salaries and wages, a $0.9 million increase in equipment and software, a $1.8 million increase in professional fees, and other smaller increases in other expense line items. This is partially offset by a $3.2 million decrease in restructuring and merger-related expenses. Excluding restructuring and merger-related expenses, non-interest expense increased $4.2 million or 4.5% from the first quarter of 2023 to the first quarter of 2024.

Salaries and wages increased $1.0 million or 2.5% in the first quarter of 2024 as compared to the first quarter of 2023 due to normal annual merit increases and new revenue-producing hires, mainly commercial lenders, and was partially offset by efficiency improvements in the mortgage and branch staffing models. These improvements led to a decrease in the full time equivalent employee count from the first quarter of 2023. Salaries and wages increases were also slightly offset by a reduction in residential lending commissions and bonus expense in the first quarter of 2024.

Equipment and software costs increased $0.9 million or 10.4% in the first quarter of 2024 as compared to the first quarter of 2023, due primarily to general inflationary cost increases for existing service agreements as well as the planned upgrade of Wesbanco's ATM fleet with newer technology.

Professional fees increased $1.8 million or 57.8% from the first quarter of 2023 to the first quarter of 2024, due particularly to increases in loan origination fees, audit fees, consulting fees and legal fees.

There were no restructuring and merger-related expenses in the first quarter of 2024, as compared to $3.2 million in the first quarter of 2023. These expenses in 2023 consisted of fixed asset writedowns and lease termination expenses associated with the closure of branches and back-office buildings as a result of the continued execution of the branch optimization strategy.

INCOME TAXES

The provision for income taxes was $7.7 million for the three months ended March 31, 2024, which is a $2.2 million decrease compared to the provision for the three months ended March 31, 2023. The decrease in the provision for income taxes is due to a decrease in pre-tax income from the prior year period resulting in a decrease in the effective tax rate from 19.0% in the first three months of 2023 to 17.7% in the first three months of 2024.

FINANCIAL CONDITION

Total assets increased 0.3%, while shareholders' equity increased 0.2% at March 31, 2024 as compared to December 31, 2023. Total securities decreased $83.8 million or 2.5% from December 31, 2023 to March 31, 2024, as investment runoff was used to fund loan growth. Total portfolio loans were $11.9 billion, which increased $1.0 billion or 9.0% year over year driven by strong performance from our commercial and residential lending teams. Deposits increased $328.1 million, or 2.5% from December 31, 2023, reflecting the benefit of deposit gathering and retention efforts by our retail and commercial teams. The composition of total deposits continues to have some mix shift, reflecting the impact of the significant increase in the federal funds rate; however, total demand deposits continue to represent 55% of total deposits, with the non-interest bearing component representing 29%, which is consistent with the percentage range prior to the pandemic. The overall decrease in transaction-based accounts is primarily attributable to customers' preferences as deposit rates have risen in the current market environment. Deposits were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. Total borrowings decreased $282.9 million or 16.3% during the first three months of 2024, which was primarily due to an increase in deposits providing additional liquidity used to pay off maturing borrowings. Shareholders' equity increased $5.3 million or 0.2% from December 31, 2023 to March 31, 2024 as net income exceeded dividends declared for the period.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2024	2023	Change ($)	Change (%)
Equity securities (at fair value)	$13,074	$12,320	$754	6.1
Available-for-sale debt securities (at fair value)
U.S. Government sponsored entities and agencies	201,709	208,366	(6,657)	(3.2)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,572,619	1,629,684	(57,065)	(3.5)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	259,847	268,307	(8,460)	(3.2)
Obligations of states and political subdivisions	73,287	76,125	(2,838)	(3.7)
Corporate debt securities	11,810	11,847	(37)	(0.3)
Total available-for-sale debt securities	$2,119,272	$2,194,329	$(75,057)	(3.4)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$3,533	$3,587	$(54)	(1.5)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	37,408	38,893	(1,485)	(3.8)
Obligations of states and political subdivisions	1,128,828	1,136,779	(7,951)	(0.7)
Corporate debt securities	20,241	20,268	(27)	(0.1)
Total held-to-maturity debt securities	1,190,010	1,199,527	(9,517)	(0.8)
Total securities	$3,322,356	$3,406,176	$(83,820)	(2.5)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.32%	2.31%
As a % of total securities	64.2%	64.8%
Weighted average life (in years)	6.8	6.8
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	2.96%	2.97%
As a % of total securities	35.8%	35.2%
Weighted average life (in years)	8.8	8.7
Total securities:
Weighted average yield at the respective period end (2)	2.53%	2.52%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	7.5	7.4

(1)
At March 31, 2024 and December 31, 2023, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $83.8 million or 2.5% from December 31, 2023 to March 31, 2024. Through the first three months of the year, the available-for-sale portfolio decreased by $75.1 million or 3.4%, primarily due to $60.3 million in paydowns, $4.0 million in maturities and calls and an increase of $11.6 million in unrealized losses. The held-to-maturity portfolio decreased by $9.5 million or 0.8% due primarily to maturities and calls of municipal securities. The weighted average yield of the portfolio increased 1 basis point from 2.52% at December 31, 2023 to 2.53% at March 31, 2024, primarily due to increases in the indices tied to variable rate securities.

Total gross unrealized securities losses increased $18.2 million from $438.3 million at December 31, 2023 to $456.5 million at March 31, 2024. The increase in unrealized losses from December 31, 2023 was due to an increase in market rates in 2024 to date, causing market prices to decrease. Wesbanco believes that none of the unrealized losses on available-for-sale securities at March 31, 2024 require an allowance for credit losses. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2024 and December 31, 2023 were $241.4 million and $233.2 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $137.6 million at March 31, 2024, compared to $130.4 million at December 31, 2023. With approximately 35.8% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.6 million and $8.8 million as of March 31, 2024 and December 31, 2023, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

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

TABLE 10. COMPOSITION OF LOANS (1)

	March 31, 2024		December 31, 2023
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$1,087,649	9.2	$1,055,865	9.1
Improved property	5,667,284	47.6	5,509,583	47.3
Total commercial real estate	6,754,933	56.8	6,565,448	56.4
Commercial and industrial	1,683,172	14.2	1,670,659	14.3
Residential real estate	2,469,357	20.8	2,438,574	20.9
Home equity	740,973	6.2	734,219	6.3
Consumer	224,732	1.9	229,561	2.0
Total portfolio loans	11,873,167	99.9	11,638,461	99.9
Loans held for sale	12,472	0.1	16,354	0.1
Total loans	$11,885,639	100.0	$11,654,815	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $234.7 million or 2.0% from December 31, 2023, and have increased $1.0 billion or 9.0% over the past twelve months. The increase over the last twelve months was driven by a 48.8% growth in land and construction loans due to increased originations. Originations have outpaced repayments in several loan categories, leading to increases of 10.7% in commercial and industrial loans, 9.7% in residential real estate, 7.1% in home equity loans, and 3.7% in improved property loans. Consumer loans have decreased slightly at 1.3%.

Total loan commitments of $5.0 billion, including loans approved but not closed, increased $256.7 million or 5.4% from December 31, 2023 due primarily to increased loans approved but not closed. The average line utilization percentage for the commercial portfolio was 34.1% for the three months ended March 31, 2024 compared to 31.9% for the three months ended December 31, 2023.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors.

Loans held for sale at both March 31, 2024 and December 31, 2023 are originated residential mortgages that are committed to be sold into the secondary market. Loans held for sale decreased by $3.9 million or 23.7% from December 31, 2023 due to fewer originations in the first quarter of 2024.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2024	December 31, 2023
Non-performing loans:
Commercial real estate - land and construction	$210	$—
Commercial real estate - improved property	13,523	9,557
Commercial and industrial	2,765	1,841
Residential real estate	11,679	10,582
Home equity	4,669	4,777
Consumer	73	51
Total non-performing loans	$32,919	$26,808
Other real estate owned and repossessed assets	1,474	1,497
Total non-performing assets	$34,393	$28,305
Non-performing loans/total portfolio loans	0.28%	0.23%
Non-performing assets/total assets	0.19%	0.16%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.29%	0.24%

As of the adoption of ASU 2022-02, non-performing loans consist only of non-accrual loans. Non-performing loans increased $6.1 million or 22.8% from December 31, 2023. (Please see the Notes to the Consolidated Financial Statements for additional discussion).

The following table presents past due and accruing loans excluding non-accruals:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUALS

(unaudited, dollars in thousands)	March 31, 2024	December 31, 2023
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	408	1,899
Commercial and industrial	135	3,184
Residential real estate	3,151	2,602
Home equity	1,223	1,407
Consumer	491	546
Total loans past due 90 days or more	5,408	9,638
Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	4,019	7,476
Commercial and industrial	1,672	1,834
Residential real estate	2,395	3,093
Home equity	6,538	5,461
Consumer	3,891	5,011
Total loans past due 30 to 89 days	18,515	22,875
Total loans 30 days or more past due	$23,923	$32,513
Loans past due 90 days or more and accruing to total portfolio loans	0.05%	0.08%
Loans past due 30-89 days and accruing to total portfolio loans	0.16%	0.20%

Loans past due 30 days or more and accruing interest, excluding non-accruals, decreased $8.6 million or 26.4% from December 31, 2023. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due decreased $4.2 million and represented 0.05% of total portfolio loans at March 31, 2024 and 0.08% at December 31, 2023. Loans 30 to 89 days past due represented 0.16% of total portfolio loans at March 31, 2024 and 0.20% at December 31, 2023.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of March 31, 2024, the total allowance for credit losses – loans and commitments was $137.4 million, of which $129.2 million related to loans and $8.2 million related to loan commitments. The allowance for credit losses – loans was 1.09% of total portfolio loans as of March 31, 2024, compared to 1.12% as of December 31, 2023. Excluded from the allowance for credit losses and related coverage ratio are fair market value adjustments on previously acquired loans representing 0.11% of total portfolio loans at March 31, 2024. The allowance for credit losses – loans individually-evaluated decreased $0.2 million from December 31, 2023 to March 31, 2024. The population of individually-evaluated loans consisted of seven loans, with a total outstanding loan balance of $37.1 million. The allowance for loans collectively-evaluated decreased from December 31, 2023 to March 31, 2024 by $1.3 million. The allowance for credit losses- loan commitments was $8.2 million at March 31, 2024 as compared to $8.6 million as of December 31, 2023, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the probability of default (“PD”)/ loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of March 31, 2024, the forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.3%, and subsequently increase to an average of 4.7% over the remainder of the forecast period. Quarterly changes to the portfolio mix caused the allowance for credit losses - loans to decrease from December 31, 2023 to March 31, 2024 by $1.5 million.

Criticized and classified loans were 2.30% of total portfolio loans, or $273.4 million, at March 31, 2024, increasing from 2.22% of total portfolio loans at December 31, 2023. See Note 4, “Loans and the Allowance for Credit Losses” for more information.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	March 31, 2024	Percent of Total	December 31, 2023	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$7,168	5.2	$7,123	5.1
Commercial real estate - improved property	56,104	40.9	59,351	42.7
Commercial and industrial	38,041	27.7	36,644	26.3
Residential real estate	21,767	15.8	21,218	15.2
Home equity	1,024	0.7	1,017	0.7
Consumer	3,851	2.8	3,956	2.8
Deposit account overdrafts	1,235	0.9	1,366	1.0
Total allowance for credit losses - loans	$129,190	94.0	$130,675	93.8
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$6,326	4.7	$6,894	5.0
Commercial real estate - improved property	—	—	—	—
Commercial and industrial	553	0.4	429	0.3
Residential real estate	1,285	0.9	1,276	0.9
Home equity	11	0.0	5	0.0
Consumer	—	—	—	—
Total allowance for credit losses - loan commitments	8,175	6.0	8,604	6.2
Total allowance for credit losses - loans and loan commitments	$137,365	100.0	$139,279	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at March 31, 2024.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Deposits
Non-interest bearing demand	$3,938,610	$3,962,592	$(23,982)	(0.6)
Interest bearing demand	3,529,691	3,463,443	66,248	1.9
Money market	2,189,769	2,017,713	172,056	8.5
Savings deposits	2,499,466	2,493,254	6,212	0.2
Certificates of deposit	1,339,237	1,231,702	107,535	8.7
Total deposits	$13,496,773	$13,168,704	$328,069	2.5

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 192 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits increased $328.1 million or 2.5% during the first three months of 2024. Money market deposit accounts increased 8.5%, while demand deposits and savings deposits increased 0.6% and 0.2%, respectively. The increase in deposits reflects the benefit of deposit gathering and retention efforts by both retail and commercial teams. The composition of total deposits continues to have a shift in the mix, reflecting the impact of the significant increase in the federal funds rate. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, Wesbanco also participates in the Insured Cash Sweep (ICS®) deposit program. ICS® reciprocal balances totaled $1.0 billion at both March 31, 2024 and December 31, 2023. In addition, ICS® one-way buys totaled $200.6 million at both March 31, 2024 and December 31, 2023.

Certificates of deposit increased 8.7% from December 31, 2023 to March 31, 2024. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $51.4 million in outstanding balances at March 31, 2024, none of which represented one-way buys, compared to $48.4 million in total outstanding balances, of which $10.6 million represented one-way buys, at December 31, 2023. Certificates of deposit greater than $250,000 were approximately $252.1 million at March 31, 2024 compared to $223.4 million at December 31, 2023. Certificates of deposit totaling approximately $1.0 billion at March 31, 2024 with a cost of 3.65% are scheduled to mature within the next 12 months. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,100,000	$1,350,000	$(250,000)	(18.5)
Other short-term borrowings	72,935	105,893	(32,958)	(31.1)
Subordinated debt and junior subordinated debt	279,136	279,078	58	0.0
Total	$1,452,071	$1,734,971	$(282,900)	(16.3)

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. FHLB borrowings decreased $250.0 million from December 31, 2023 to March 31, 2024, as $1.1 billion in maturities were partially offset by $0.8 billion in new advances. The average cost of maturing FHLB advances was 5.63% during the first three months of 2024, compared to an average cost of 5.65% for new borrowings during the first three months of 2024.

Other short-term borrowings, which may consist of federal funds purchased, repurchase agreements and overnight sweep checking accounts were $72.9 million at March 31, 2024, compared to $105.9 million at December 31, 2023. There were no outstanding federal funds purchased at either March 31, 2024 or December 31, 2023.

CAPITAL RESOURCES

Shareholders' equity increased $5.3 million or 0.2% from December 31, 2023, to $2.5 billion at March 31, 2024. The increase resulted from net income during the current three-month period of $35.7 million, exceeding the declaration of common and preferred shareholder dividends totaling $21.4 million and $2.5 million, respectively, and was partially offset by an $8.2 million other comprehensive loss for the three months ended March 31, 2024. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.36 per share in November 2023, representing a 2.9% increase over the prior quarterly rate and a cumulative 157% increase since 2010.

Wesbanco did not purchase any shares of its common stock on the open market during the three-month period ended March 31, 2024 under the current share repurchase authorization. At March 31, 2024, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 1,019,136 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2024, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of March 31, 2024, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $138.7 million from the Bank.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at March 31, 2024 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized,” as the capital benefit approximated five to seven basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			March 31, 2024			December 31, 2023
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,653,469	9.79%	$675,741	$1,647,759	9.87%	$667,914
Common equity Tier 1	4.50%	6.50%	1,508,985	10.84%	626,613	1,503,275	10.99%	615,420
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,653,469	11.87%	835,483	1,647,759	12.05%	820,560
Total capital to risk-weighted assets	8.00%	10.00%	2,055,610	14.76%	1,113,978	2,039,252	14.91%	1,094,080
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,678,160	9.95%	$674,541	$1,655,886	9.93%	$667,039
Common equity Tier 1	4.50%	6.50%	1,678,160	12.08%	625,244	1,655,886	12.13%	614,232
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,678,160	12.08%	833,659	1,655,886	12.13%	818,976
Total capital to risk-weighted assets	8.00%	10.00%	1,803,359	12.98%	1,111,545	1,770,417	12.97%	1,091,968
(1)
Minimum requirements to remain adequately capitalized.
(2)
Well-capitalized under prompt corrective action regulations.

LIQUIDITY RISK

Liquidity is defined as a financial institution’s capacity to meet its cash and collateral obligations at a reasonable cost. Liquidity risk is the risk that an institution’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its obligations. An institution’s obligations, and the funding sources to meet them, depend significantly on its business mix, balance sheet structure, and the cash flows of its on- and off-balance sheet obligations. Institutions confront various internal and external situations that can give rise to increased liquidity risk including funding mismatches, market constraints on funding sources, contingent liquidity events, changes in economic conditions, and exposure to credit, market, operation, legal and reputation risk. Wesbanco actively manages liquidity risk through its ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is centrally monitored by Wesbanco’s Asset/Liability Committee (“ALCO”) with direct oversight from the Board of Directors ("BOD").

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 66.1% at March 31, 2024 and deposit balances funded 75.9% of assets.

The following table lists the sources of liquidity from assets at March 31, 2024 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$509,669
Securities with a maturity date within the next year and callable securities	295,481
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	239,705
Loans held for sale	12,472
Accruing loans scheduled to mature	1,364,503
Normal loan repayments	1,394,263
Total sources of liquidity expected within the next year	$3,816,093
(1)
Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.5 billion at March 31, 2024. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.0 billion at March 31, 2024, with a weighted average cost of 3.65%, which includes jumbo regular certificates of deposit totaling $513.1 million with a weighted-average cost of 4.16%, and jumbo CDARS® certificates of deposit of $43.3 million with a weighted-average cost of 3.88%. Wesbanco had no brokered one-way buys at March 31, 2024.

Uninsured deposits, as reported for regulatory purposes, totaled $4.2 billion at March 31, 2024, or 31% of total deposits. Uninsured deposits include $1.5 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at March 31, 2024, uninsured deposits were $2.6 billion, or 20% of total deposits.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $3.7 billion and $3.4 billion at March 31, 2024 and December 31, 2023, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. Wesbanco can also use this line of credit for pledging collateral to cover public funds deposits, as an alternative to pledging securities from the investment portfolio. At March 31, 2024, the Bank had unpledged available-for-sale securities with an estimated fair value of $205.1 million, or 9.9% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Approximately 62% of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015. As a result of this growth, Wesbanco is monitoring exposure to public funds deposits in relation to pledging requirements and providing insured cash sweep ("ICS") deposits via IntraFi® as a solution for a portion of new and existing public fund depositors. In addition, at March 31, 2024, the Bank had unpledged held-to-maturity securities with an estimated fair value of $786.5 million. Approximately 96%, or $755.7 million of these securities are municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at March 31, 2024. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at March 31, 2024, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans. In addition, in March 2023, the Federal Reserve announced that it would make available additional funding to eligible depository institutions through the creation of a new Bank Term Funding Program ("BTFP"). The BTFP would offer loans of up to one year in length to eligible depository institutions that pledge U.S. Treasuries, agency debt and mortgage-backed securities, or other qualifying assets as collateral. As of March 31, 2024, Wesbanco has not utilized the BTFP for funding, but does have $177.1 million in par value of qualifying investment securities that could be used to access funds from the program.

Other short-term borrowings of $72.9 million at March 31, 2024 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or lines of credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $234.6 million in cash on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2024, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $138.7 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $5.0 billion and $4.7 billion at March 31, 2024 and December 31, 2023, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 11, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at March 31, 2024 and December 31, 2023, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2024	December 31, 2023	Guidelines
+200	4.5%	3.3%	(10.0%)
+100	3.6%	3.0%	(7.5%)
-100	(3.6%)	(3.0%)	(7.5%)
-200	(8.1%)	(7.0%)	(10.0%)
-300	(13.1%)	(11.5%)	(15.0%)
-400	(18.1%)	(16.3%)	(20.0%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of March 31, 2024 and December 31, 2023. Changes in EVE sensitivity since year-end 2023 relate to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	March 31, 2024	December 31, 2023	Guidelines
+200	2.7%	0.3%	(20.0%)
+100	4.1%	2.6%	(10.0%)
-100	(3.4%)	(2.8%)	(10.0%)
-200	(8.9%)	(8.0%)	(20.0%)
-300	(17.4%)	(16.5%)	(30.0%)
-400	(29.1%)	(28.0%)	(40.0%)

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

CHANGES IN INTERNAL CONTROLS— There were no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2024, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 1,019,136 shares remaining for repurchase.

Other repurchases in the first quarter included those for Wesbanco's Employee Stock Ownership and 401(k) Plan and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2023				1,021,901

January 1, 2024 to January 31, 2024	31,369	$31.45	—	1,021,901
February 1, 2024 to February 29, 2024	1,743	$28.66	—	1,021,901
March 1, 2024 to March 31, 2024	5,821	$29.83	2,765	1,019,136
Total	38,933	$31.08	2,765	1,019,136
(1)
Total shares purchased consist of open market purchases transacted in the KSOP for employee benefit and dividend reinvestment plans.
(2)
Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.”

ITEM 6. EXHIBITS

10.1

Wesbanco, Inc. Amended and Restated Incentive Bonus, Options and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 18, 2024).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 2, 2024	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2024	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)