Form 10-Q
period 2024-06-30
WESBANCO INC
filed 2024-08-01
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 25, 2024, there were 59,587,710 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(unaudited, in thousands, except shares)	2024	2023
ASSETS
Cash and due from banks, including interest bearing amounts of $312,973 and $436,879, respectively	$486,789	$595,383
Securities:
Equity securities, at fair value	13,091	12,320
Available-for-sale debt securities, at fair value	2,102,123	2,194,329
Held-to-maturity debt securities (fair values of $1,028,432 and $1,069,159, respectively)	1,179,684	1,199,527
Allowance for credit losses, held-to-maturity debt securities	(163)	(192)
Net held-to-maturity debt securities	1,179,521	1,199,335
Total securities	3,294,735	3,405,984
Loans held for sale	25,433	16,354
Portfolio loans, net of unearned income	12,257,511	11,638,461
Allowance for credit losses - loans	(136,509)	(130,675)
Net portfolio loans	12,121,002	11,507,786
Premises and equipment, net	222,266	233,571
Accrued interest receivable	79,759	77,435
Goodwill and other intangible assets, net	1,128,103	1,132,267
Bank-owned life insurance	358,682	355,033
Other assets	411,606	388,561
Total Assets	$18,128,375	$17,712,374
LIABILITIES
Deposits:
Non-interest bearing demand	$3,826,249	$3,962,592
Interest bearing demand	3,505,651	3,463,443
Money market	2,283,294	2,017,713
Savings deposits	2,429,241	2,493,254
Certificates of deposit	1,387,938	1,231,702
Total deposits	13,432,373	13,168,704
Federal Home Loan Bank borrowings	1,475,000	1,350,000
Other short-term borrowings	105,757	105,893
Subordinated debt and junior subordinated debt	279,193	279,078
Total borrowings	1,859,950	1,734,971
Accrued interest payable	15,393	11,121
Other liabilities	276,380	264,516
Total Liabilities	15,584,096	15,179,312
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at June 30, 2024 and December 31, 2023, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 68,081,306 shares issued; 59,579,310 and 59,376,435 shares outstanding at June 30, 2024 and December 31, 2023, respectively	141,834	141,834
Capital surplus	1,630,830	1,635,859
Retained earnings	1,159,217	1,142,586
Treasury stock (8,501,996 and 8,704,871 shares - at cost, respectively)	(294,818)	(302,995)
Accumulated other comprehensive loss	(235,208)	(226,693)
Deferred benefits for directors	(2,060)	(2,013)
Total Shareholders' Equity	2,544,279	2,533,062
Total Liabilities and Shareholders' Equity	$18,128,375	$17,712,374

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$175,361	$145,741	$342,335	$279,147
Interest and dividends on securities:
Taxable	16,929	18,483	34,334	37,569
Tax-exempt	4,556	4,723	9,142	9,513
Total interest and dividends on securities	21,485	23,206	43,476	47,082
Other interest income	6,147	7,108	12,516	10,380
Total interest and dividend income	202,993	176,055	398,327	336,609
INTEREST EXPENSE
Interest bearing demand deposits	26,925	17,203	52,516	28,309
Money market deposits	18,443	7,220	34,557	11,472
Savings deposits	7,883	5,860	15,549	9,860
Certificates of deposit	11,982	2,906	22,229	4,109
Total interest expense on deposits	65,233	33,189	124,851	53,750
Federal Home Loan Bank borrowings	16,227	16,713	33,227	28,013
Other short-term borrowings	896	492	1,570	909
Subordinated debt and junior subordinated debt	4,044	4,094	8,119	8,039
Total interest expense	86,400	54,488	167,767	90,711
NET INTEREST INCOME	116,593	121,567	230,560	245,898
Provision for credit losses	10,541	3,028	14,555	6,605
Net interest income after provision for credit losses	106,052	118,539	216,005	239,293
NON-INTEREST INCOME
Trust fees	7,303	6,918	15,385	14,412
Service charges on deposits	7,111	6,232	13,895	12,401
Digital banking income	5,040	5,010	9,745	9,615
Net swap fee and valuation income	1,776	2,612	3,339	3,411
Net securities brokerage revenue	2,601	2,523	5,149	5,098
Bank-owned life insurance	2,791	3,189	4,859	5,149
Mortgage banking income	1,069	601	1,762	1,027
Net securities gains	135	205	672	350
Net gain on other real estate owned and other assets	34	871	188	1,104
Other income	3,495	3,680	6,990	6,926
Total non-interest income	31,355	31,841	61,984	59,493
NON-INTEREST EXPENSE
Salaries and wages	43,991	44,471	86,988	86,422
Employee benefits	10,579	11,511	22,763	23,570
Net occupancy	6,309	6,132	12,932	12,775
Equipment and software	10,457	8,823	20,465	17,885
Marketing	2,371	2,763	4,256	5,088
FDIC insurance	3,523	2,871	6,971	5,755
Amortization of intangible assets	2,072	2,282	4,164	4,583
Restructuring and merger-related expense	3,777	35	3,777	3,188
Other operating expenses	19,313	17,549	37,269	33,294
Total non-interest expense	102,392	96,437	199,585	192,560
Income before provision for income taxes	35,015	53,943	78,404	106,226
Provision for income taxes	6,099	9,063	13,795	19,005
Net income	28,916	44,880	64,609	87,221
Preferred stock dividends	2,531	2,531	5,063	5,063
Net income available to common shareholders	$26,385	$42,349	$59,546	$82,158
EARNINGS PER COMMON SHARE
Basic	$0.44	$0.71	$1.00	$1.39
Diluted	$0.44	$0.71	$1.00	$1.38
AVERAGE COMMON SHARES OUTSTANDING
Basic	59,521,872	59,263,949	59,452,315	59,240,958
Diluted	59,656,429	59,385,847	59,592,960	59,389,314
DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.35	$0.72	$0.70

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2024	2023	2024	2023
Net income	$28,916	$44,880	$64,609	$87,221
Debt securities available-for-sale:
Net change in unrealized losses on debt securities available-for-sale	(210)	(40,018)	(11,113)	(3,408)
Related income tax effect	50	9,709	2,835	927
Net securities losses reclassified into earnings	12	8	12	159
Related income tax effect	(61)	(2)	(119)	(39)
Net effect on other comprehensive loss for the period	(209)	(30,303)	(8,385)	(2,361)
Defined benefit plans:
Amortization of net (gain) loss and prior service costs	(101)	99	(202)	198
Related income tax effect	24	(24)	72	(48)
Net effect on other comprehensive (loss) income for the period	(77)	75	(130)	150
Total other comprehensive loss	(286)	(30,228)	(8,515)	(2,211)
Comprehensive income	$28,630	$14,652	$56,094	$85,010

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2024 and 2023
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
March 31, 2024	$144,484	59,395,777	$141,834	$1,636,964	$1,154,307	$(302,264)	$(234,922)	$(2,041)	$2,538,362
Net income	—	—	—	—	28,916	—	—	—	28,916
Other comprehensive loss	—	—	—	—	—	—	(286)	—	(286)
Comprehensive income	—	—	—	—	—	—	—	—	28,630
Common dividends declared ($0.36 per share)	—	—	—	—	(21,214)	—	—	—	(21,214)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	6,878	—	—	(261)	261	—	—	—
Treasury shares acquired	—	(46,696)	—	—	—	(1,355)	—	—	(1,355)
Stock options exercised	—	3,375	—	(52)	—	128	—	—	76
Restricted stock granted	—	219,976	—	(8,412)	—	8,412	—	—	—
Stock compensation expense	—	—	—	2,320	—	—	—	—	2,320
Deferred benefits for directors - net	—	—	—	10	—	—	—	(19)	(9)
June 30, 2024	$144,484	59,579,310	$141,834	$1,630,830	$1,159,217	$(294,818)	$(235,208)	$(2,060)	$2,544,279

March 31, 2023	$144,484	59,246,569	$141,834	$1,636,061	$1,096,924	$(307,507)	$(234,399)	$(1,940)	$2,475,457
Net income	—	—	—	—	44,880	—	—	—	44,880
Other comprehensive loss	—	—	—	—	—	—	(30,228)	—	(30,228)
Comprehensive loss	—	—	—	—	—	—	—	—	14,652
Common dividends declared ($0.35 per share)	—	—	—	—	(20,585)	—	—	—	(20,585)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	15,180	—	—	(553)	553	—	—	—
Treasury shares acquired	—	(161,306)	—	—	—	(3,697)	—	—	(3,697)
Stock options exercised	—	1,050	—	(12)	—	35	—	—	23
Restricted stock granted	—	253,569	—	(6,846)	—	6,846	—	—	—
Stock compensation expense	—	—	—	1,749	—	—	—	—	1,749
Deferred benefits for directors - net	—	—	—	11	—	—	—	(81)	(70)
June 30, 2023	$144,484	59,355,062	$141,834	$1,630,963	$1,118,135	$(303,770)	$(264,627)	$(2,021)	$2,464,998

	For the Six Months Ended June 30, 2024 and 2023
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2023	$144,484	59,376,435	$141,834	$1,635,859	$1,142,586	$(302,995)	$(226,693)	$(2,013)	$2,533,062
Net income	—	—	—	—	64,609	—	—	—	64,609
Other comprehensive loss	—	—	—	—	—	—	(8,515)	—	(8,515)
Comprehensive income	—	—	—	—	—	—	—	—	56,094
Common dividends declared ($0.72 per share)	—	—	—	—	(42,392)	—	—	—	(42,392)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(5,063)	—	—	—	(5,063)
Stock issued for dividend reinvestment	—	14,058	—	—	(523)	523	—	—	—
Treasury shares acquired	—	(49,729)	—	—	—	(1,441)	—	—	(1,441)
Stock options exercised	—	8,139	—	(126)	—	302	—	—	176
Restricted stock granted	—	230,407	—	(8,793)	—	8,793	—	—	—
Stock compensation expense	—	—	—	3,867	—	—	—	—	3,867
Deferred benefits for directors - net	—	—	—	23	—	—	—	(47)	(24)
June 30, 2024	$144,484	59,579,310	$141,834	$1,630,830	$1,159,217	$(294,818)	$(235,208)	$(2,060)	$2,544,279

December 31, 2022	$144,484	59,198,963	$141,834	$1,635,877	$1,077,675	$(308,964)	$(262,416)	$(1,828)	$2,426,662
Net income	—	—	—	—	87,221	—	—	—	87,221
Other comprehensive loss	—	—	—	—	—	—	(2,211)	—	(2,211)
Comprehensive loss	—	—	—	—	—	—	—	—	85,010
Common dividends declared ($0.70 per share)	—	—	—	—	(41,145)	—	—	—	(41,145)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(5,063)	—	—	—	(5,063)
Stock issued for dividend reinvestment		15,180			(553)	553			—
Treasury shares acquired	—	(162,700)	—	—	—	(3,749)	—	—	(3,749)
Stock options exercised	—	5,491	—	(46)	—	172	—	—	126
Restricted stock granted	—	298,128	—	(8,218)	—	8,218	—	—	—
Stock compensation expense	—	—	—	3,334	—	—	—	—	3,334
Deferred benefits for directors - net	—	—	—	16	—	—	—	(193)	(177)
June 30, 2023	$144,484	59,355,062	$141,834	$1,630,963	$1,118,135	$(303,770)	$(264,627)	$(2,021)	$2,464,998

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2024	2023
NET CASH PROVIDED BY OPERATING ACTIVITIES	$82,830	$57,941
INVESTING ACTIVITIES
Net increase in loans held for investment	(624,818)	(427,264)
Available-for-sale debt securities:
Proceeds from sales	—	28,317
Proceeds from maturities, prepayments and calls	129,661	167,849
Purchases of securities	(51,557)	(2,500)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	18,847	22,929
Proceeds from bank owned life insurance	1	2,306
Purchases of premises and equipment – net	(1,897)	(16,916)
Net cash used in investing activities	(529,763)	(225,279)
FINANCING ACTIVITIES
Increase (decrease) in deposits	263,819	(269,018)
Proceeds from Federal Home Loan Bank borrowings	1,175,000	1,380,000
Repayment of Federal Home Loan Bank borrowings	(1,050,000)	(705,000)
Decrease in other short-term borrowings	(136)	(33,783)
Principal repayments of finance lease obligations	(1,665)	(1,148)
Dividends paid to common shareholders	(42,351)	(41,120)
Dividends paid to preferred shareholders	(5,063)	(5,063)
Treasury shares purchased - net	(1,265)	(3,623)
Net cash provided by financing activities	338,339	321,245
Net (decrease) increase in cash, cash equivalents and restricted cash	(108,594)	153,907
Cash, cash equivalents and restricted cash at beginning of the period	595,383	408,411
Cash, cash equivalents and restricted cash at end of the period	$486,789	$562,318
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$163,530	$86,623
Income taxes paid	15,985	24,240
Transfers of loans to other real estate owned	152	147

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

ASU 2022-04 - Liabilities – Supplier Finance Programs (Sub-topic 405-50)

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50).” The amendments in this ASU require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. For Wesbanco, this update was effective beginning on January 1, 2023, except for the amendment on rollforward information, which was effective on January 1, 2024. As this is not part of Wesbanco's current business activities, the adoption of this full pronouncement did not have a material impact on the Consolidated Financial Statements.

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

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2024	2023	2024	2023
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$26,385	$42,349	$59,546	$82,158
Denominator:
Total average basic common shares outstanding	59,521,872	59,263,949	59,452,315	59,240,958
Effect of dilutive stock options and other stock compensation	134,557	121,898	140,645	148,356
Total diluted average common shares outstanding	59,656,429	59,385,847	59,592,960	59,389,314
Earnings per common share - basic	$0.44	$0.71	$1.00	$1.39
Earnings per common share - diluted	$0.44	$0.71	$1.00	$1.38

As of June 30, 2024 and 2023, 634,751 and 603,767 options to purchase shares were not included in the diluted share computation for the three and six months ended June 30, 2024 and 2023, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of June 30, 2024, no shares were estimated to be awarded under the 2024, 2023 and 2022 total shareholder return ("TSR") plans and were not included in the diluted calculation as stock performance targets had not been met and the effect would be antidilutive. As of June 30, 2023, 37,296 contingently issuable shares were estimated to be awarded under the 2022 and 2021 TSR plans, as stock performance targets had been met as of such date and therefore those shares were included in the diluted calculation. No shares related to the 2023 plan were included because the effect would be antidilutive.

In addition, performance-based restricted stock ("PBRS") compensation totaling 104,594 and 68,767 shares were estimated to be awarded as of June 30, 2024 and June 30, 2023, respectively.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	June 30, 2024				December 31, 2023
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$49,099	$4	$—	49,103	$—	$—	$—	$—
U.S. Government sponsored entities and agencies	231,912	—	(32,654)	199,258	238,676	—	(30,310)	208,366
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,791,043	51	(277,066)	1,514,028	1,897,511	47	(267,874)	1,629,684
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	261,150	40	(5,000)	256,190	274,220	11	(5,924)	268,307
Obligations of states and political subdivisions	75,609	6	(3,859)	71,756	78,819	167	(2,861)	76,125
Corporate debt securities	11,968	—	(180)	11,788	11,962	—	(115)	11,847
Total available-for-sale debt securities	$2,420,781	$101	$(318,759)	$2,102,123	$2,501,188	$225	$(307,084)	$2,194,329
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$3,300	$—	$(321)	$2,979	$3,587	$—	$(313)	$3,274
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	35,776	—	(3,150)	32,626	38,893	—	(3,017)	35,876
Obligations of states and political subdivisions	1,122,395	105	(147,546)	974,954	1,136,779	852	(127,518)	1,010,113
Corporate debt securities	18,213	—	(340)	17,873	20,268	—	(372)	19,896
Total held-to-maturity debt securities (1)	$1,179,684	$105	$(151,357)	$1,028,432	$1,199,527	$852	$(131,220)	$1,069,159
Total debt securities	$3,600,465	$206	$(470,116)	$3,130,555	$3,700,715	$1,077	$(438,304)	$3,263,488
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million at June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $10.6 million and $9.7 million at June 30, 2024 and December 31, 2023, respectively, consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $13.1 million and $12.3 million at June 30, 2024 and December 31, 2023, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at June 30, 2024. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Within one year	$75,322	$75,127
After 1 year through 5 years	170,101	165,339
After 5 years through 10 years	295,411	278,986
After 10 years	1,879,947	1,582,671
Total available-for-sale debt securities	$2,420,781	$2,102,123
Held-to-maturity debt securities
Within one year	$22,438	$22,325
After 1 year through 5 years	114,612	112,057
After 5 years through 10 years	501,534	453,682
After 10 years	541,100	440,368
Total held-to-maturity debt securities	$1,179,684	$1,028,432
Total debt securities	$3,600,465	$3,130,555

Securities with an aggregate carrying value of $2.0 billion and $2.1 billion at June 30, 2024 and December 31, 2023, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities for the six months ended June 30, 2023 totaled $28.3 million. There were no security sales that occurred in the six months ended June 30, 2024. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2024 and December 31, 2023 were $241.6 million and $233.2 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and six months ended June 30, 2024 and 2023, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the consolidated income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2024	2023	2024	2023
Debt securities:
Gross realized gains	$—	$2	$—	$65
Gross realized losses	(12)	(9)	(12)	(206)
Net losses on debt securities	(12)	(7)	(12)	(141)
Equity securities:
Net unrealized gains recognized on securities still held	147	212	684	491
Net securities gains	$135	$205	$672	$350

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.6 million and $8.8 million as of June 30, 2024 and December 31, 2023, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the six months ended June 30, 2024 and 2023:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2024 and 2023

	Obligations of
	states and	Corporate
	political	debt
(unaudited, in thousands)	subdivisions	Securities	Total
Balance at December 31, 2023	$160	$32	$192
Current period provision (1)	(12)	(17)	(29)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2024	$148	$15	$163
.
Balance at December 31, 2022	$167	$53	$220
Current period provision (1)	(12)	(15)	(27)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2023	$155	$38	$193

(1) The total provision for credit losses on held-to-maturity securities is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses - loans and loan commitments. For more information on the provision relating to loans and loan commitments, please see Note 4, "Loans and the Allowance for Credit Losses."

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$—	$—	—	$199,258	$(32,654)	45	$199,258	$(32,654)	45
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	1,510,101	(277,066)	463	1,510,101	(277,066)	463
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	239,948	(5,000)	59	239,948	(5,000)	59
Obligations of states and political subdivisions	11,336	(190)	13	57,038	(3,669)	96	68,374	(3,859)	109
Corporate debt securities	4,481	(19)	4	7,307	(161)	2	11,788	(180)	6
Total	$15,817	$(209)	17	$2,013,652	$(318,550)	665	$2,029,469	$(318,759)	682

	December 31, 2023
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$18	$(1)	1	$208,348	$(30,309)	45	$208,366	$(30,310)	46
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	1,625,144	(267,874)	467	1,625,144	(267,874)	467
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	5,520	(31)	1	251,765	(5,893)	60	257,285	(5,924)	61
Obligations of states and political subdivisions	10,387	(86)	19	49,002	(2,775)	79	59,389	(2,861)	98
Corporate debt securities	4,482	(18)	3	7,365	(97)	3	11,847	(115)	6
Total	$20,407	$(136)	24	$2,141,624	$(306,948)	654	$2,162,031	$(307,084)	678

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $67.2 million and $62.0 million at June 30, 2024 and December 31, 2023, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $10.9 million and $11.5 million at June 30, 2024 and December 31, 2023, respectively. The unaccreted discount on purchased loans from acquisitions was $12.0 million at June 30, 2024 and $13.5 million at December 31, 2023.

	June 30,	December 31,
(unaudited, in thousands)	2024	2023
Commercial real estate:
Land and construction	$1,061,390	$1,055,865
Improved property	5,937,498	5,509,583
Total commercial real estate	6,998,888	6,565,448
Commercial and industrial	1,760,479	1,670,659
Residential real estate	2,506,957	2,438,574
Home equity	770,599	734,219
Consumer	220,588	229,561
Total portfolio loans	12,257,511	11,638,461
Loans held for sale	25,433	16,354
Total loans	$12,282,944	$11,654,815

Allowance for Credit Losses

The allowance for credit losses under the current expected credit losses methodology ("CECL") is calculated utilizing the probability of default ("PD")/ loss given default ("LGD"), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. At June 30, 2024, the primary drivers of the allowance model calculation were continued loan growth, adjustments in regional macroeconomic factors and loan concentrations, a specific reserve on one C&I credit and an increase in net charge-offs. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.4%, and subsequently increase to an average of 4.8% over the remainder of the forecast period. In addition to the quantitative and qualitative changes noted above, the allowance is reflective of $8.2 million in net charge-offs recorded during the first half of 2024. Accrued interest receivable for loans was $65.1 million and $62.2 million at June 30, 2024 and December 31, 2023, respectively. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.1 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. Accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $15.0 million and $15.6 million at June 30, 2024 and December 31, 2023, respectively.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2024 and 2023
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at December 31, 2023
Allowance for credit losses - loans	$7,123	$59,351	$36,644	$21,218	$1,017	$3,956	$1,366	$130,675
Allowance for credit losses - loan commitments	6,894	—	429	1,276	5	—	—	8,604
Total beginning allowance for credit losses - loans and loan commitments	14,017	59,351	37,073	22,494	1,022	3,956	1,366	139,279
Provision for credit losses:
Provision for loan losses	1,516	(402)	9,726	1,342	203	773	833	13,991
Provision for loan commitments	1,046	—	(429)	(22)	(5)	—	—	590
Total provision for credit losses - loans and loan commitments (2)	2,562	(402)	9,297	1,320	198	773	833	14,581
Charge-offs	(813)	(815)	(6,072)	(272)	(413)	(1,980)	(861)	(11,226)
Recoveries	—	443	1,107	115	297	894	213	3,069
Net (charge-offs) recoveries	(813)	(372)	(4,965)	(157)	(116)	(1,086)	(648)	(8,157)
Balance at June 30, 2024
Allowance for credit losses - loans	7,826	58,577	41,405	22,403	1,104	3,643	1,551	136,509
Allowance for credit losses - loan commitments	7,940	—	—	1,254	—	—	—	9,194
Total ending allowance for credit losses - loans and loan commitments	$15,766	$58,577	$41,405	$23,657	$1,104	$3,643	$1,551	$145,703

Balance at December 31, 2022
Allowance for credit losses - loans	$6,737	$52,659	$31,540	$18,208	$4,234	$3,127	$1,285	$117,790
Allowance for credit losses - loan commitments	6,025	—	—	2,215	128	—	—	8,368
Total beginning allowance for credit losses - loans and loan commitments	12,762	52,659	31,540	20,423	4,362	3,127	1,285	126,158
Provision for credit losses:
Provision for loan losses	(845)	1,246	1,337	1,787	251	693	407	4,876
Provision for loan commitments	1,168	182	527	(621)	500	—	—	1,756
Total provision for credit losses - loans and loan commitments (2)	323	1,428	1,864	1,166	751	693	407	6,632
Charge-offs	(222)	(1,381)	(999)	7	(315)	(1,601)	(818)	(5,329)
Recoveries	128	427	259	313	250	1,231	221	2,829
Net (charge-offs) recoveries	(94)	(954)	(740)	320	(65)	(370)	(597)	(2,500)
Balance at June 30, 2023
Allowance for credit losses - loans	5,798	52,951	32,137	20,315	4,420	3,450	1,095	120,166
Allowance for credit losses - loan commitments	7,193	182	527	1,594	628	—	—	10,124
Total ending allowance for credit losses - loans and loan commitments	$12,991	$53,133	$32,664	$21,909	$5,048	$3,450	$1,095	$130,290

(1) Deposit overdrafts of $4.6 million and $4.5 million are included in total portfolio loans for the periods ending June 30, 2024 and June 30, 2023, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 3, "Securities."

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
June 30, 2024
Allowance for credit losses:
Loans individually-evaluated	$—	$5,438	$3,344	$—	$—	$—	$—	$8,782
Loans collectively-evaluated	7,826	53,139	38,061	22,403	1,104	3,643	1,551	127,727
Loan commitments (2)	7,940	—	—	1,254	—	—	—	9,194
Total allowance for credit losses - loans and commitments	$15,766	$58,577	$41,405	$23,657	$1,104	$3,643	$1,551	$145,703

Portfolio loans:
Individually-evaluated for credit losses	$—	$36,208	$3,916	$—	$—	$—	$—	$40,124
Collectively-evaluated for credit losses	1,061,390	5,901,290	1,756,563	2,506,957	770,599	220,588	—	12,217,387
Total portfolio loans	$1,061,390	$5,937,498	$1,760,479	$2,506,957	$770,599	$220,588	$—	$12,257,511

December 31, 2023
Allowance for credit losses:
Loans individually-evaluated	$—	$5,745	$—	$—	$—	$—	$—	$5,745
Loans collectively-evaluated	7,123	53,606	36,644	21,218	1,017	3,956	1,366	124,930
Loan commitments (2)	6,894	—	429	1,276	5	—	—	8,604
Total allowance for credit losses - loans and commitments	$14,017	$59,351	$37,073	$22,494	$1,022	$3,956	$1,366	$139,279

Portfolio loans:
Individually-evaluated for credit losses	$—	$36,929	$116	$—	$—	$—	$—	$37,045
Collectively-evaluated for credit losses	1,055,865	5,472,654	1,670,543	2,438,574	734,219	229,561	—	11,601,416
Total portfolio loans	$1,055,865	$5,509,583	$1,670,659	$2,438,574	$734,219	$229,561	$—	$11,638,461

(1) Deposit overdrafts of $4.6 million and $4.7 million are included in total portfolio loans for the periods ending June 30, 2024 and December 31, 2023, respectively.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2024
Pass	$1,058,739	$5,755,684	$1,681,579	$8,496,002
Criticized - compromised	972	108,593	70,056	179,621
Classified - substandard	1,679	73,221	8,844	83,744
Classified - doubtful	—	—	—	—
Total	$1,061,390	$5,937,498	$1,760,479	$8,759,367

As of December 31, 2023
Pass	$1,053,359	$5,337,394	$1,586,683	$7,977,436
Criticized - compromised	2,497	107,473	73,204	183,174
Classified - substandard	9	64,716	10,772	75,497
Classified - doubtful	—	—	—	—
Total	$1,055,865	$5,509,583	$1,670,659	$8,236,107

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $21.4 million at June 30, 2024 and $20.0 million at December 31, 2023, of which $4.9 million and $4.6 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $26.3 million and $21.2 million of unfunded commercial loan commitments are also not included in the tables above at June 30, 2024 and December 31, 2023, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
As of June 30, 2024
Commercial real estate:
Land and construction	$1,061,390	$—	$—	$—	$—	$1,061,390	$—
Improved property	5,917,046	2,415	2,119	15,918	20,452	5,937,498	1,296
Total commercial real estate	6,978,436	2,415	2,119	15,918	20,452	6,998,888	1,296
Commercial and industrial	1,753,887	831	1,334	4,427	6,592	1,760,479	2,979
Residential real estate	2,494,815	1,123	3,987	7,032	12,142	2,506,957	3,089
Home equity	760,764	3,662	1,425	4,748	9,835	770,599	1,417
Consumer	215,501	3,625	1,028	434	5,087	220,588	390
Total portfolio loans	12,203,403	11,656	9,893	32,559	54,108	12,257,511	9,171
Loans held for sale	25,433	—	—	—	—	25,433	—
Total loans	$12,228,836	$11,656	$9,893	$32,559	$54,108	$12,282,944	$9,171

Nonperforming loans included above are as follows:
Non-accrual loans	$10,858	$322	$900	$23,388	$24,610	$35,468

As of December 31, 2023
Commercial real estate:
Land and construction	$1,055,865	$—	$—	$—	$-	$1,055,865	$—
Improved property	5,490,946	4,416	3,627	10,594	18,637	5,509,583	1,899
Total commercial real estate	6,546,811	4,416	3,627	10,594	18,637	6,565,448	1,899
Commercial and industrial	1,663,985	640	1,255	4,779	6,674	1,670,659	3,184
Residential real estate	2,429,200	1,572	2,471	5,331	9,374	2,438,574	2,602
Home equity	724,293	4,691	1,198	4,037	9,926	734,219	1,407
Consumer	223,989	3,833	1,178	561	5,572	229,561	546
Total portfolio loans	11,588,278	15,152	9,729	25,302	50,183	11,638,461	9,638
Loans held for sale	16,354	—	—	—	—	16,354	—
Total loans	$11,604,632	$15,152	$9,729	$25,302	$50,183	$11,654,815	$9,638

Nonperforming loans included above are as follows:
Non-accrual loans	$9,138	$1,300	$706	$15,664	$17,670	$26,808

The following tables summarize nonperforming loans:

	Nonperforming Loans
	June 30, 2024			December 31, 2023
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,023	$184	$—	$—	$—	$—
Improved property	18,874	16,756	—	11,248	9,557	—
Commercial and industrial	3,258	2,058	—	2,492	1,841	—
Residential real estate	15,638	11,005	—	15,128	10,582	—
Home equity	7,144	5,401	—	6,521	4,777	—
Consumer	114	64	—	104	51	—
Total nonperforming loans without a specific allowance	46,051	35,468	—	35,493	26,808	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—
Total nonperforming loans	$46,051	$35,468	$—	$35,493	$26,808	$—

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$197	$—	$—	$—	$131	$—	$37	$—
Improved property	15,140	—	14,698	—	13,279	—	15,332	—
Commercial and industrial	2,412	—	2,780	—	2,221	—	2,890	—
Residential real estate	11,342	—	12,744	—	11,089	—	13,848	—
Home equity	5,035	—	5,061	—	4,949	—	5,165	—
Consumer	69	—	104	—	63	—	122	—
Total nonperforming loans without a specific allowance	34,194	—	35,386	—	31,732	—	37,394	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved property	—	—	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—	—	—
Total nonperforming loans	$34,194	$—	$35,386	$—	$31,732	$—	$37,394	$—

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
	June 30,	December 31,
(unaudited, in thousands)	2024	2023
Commercial real estate:
Land and construction	$184	$—
Improved property	16,756	9,557
Total commercial real estate	16,940	9,557
Commercial and industrial	2,058	1,841
Residential real estate	11,005	10,582
Home equity	5,401	4,777
Consumer	64	51
Total	$35,468	$26,808

(1) At June 30, 2024, there were five borrowers with a loan balance greater than $1.0 million, which totaled $13.6 million, as compared to two borrowers with a loan balance greater than $1.0 million totaling $7.2 million at December 31, 2023. Total non-accrual loans may include loans that are also restructured for borrowers experiencing financial difficulty. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty (following the adoption of ASU 2022-02)

Tables in the following section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the three and six months ended June 30, 2024 and 2023 presented by loan category:

	For the Three Months Ended June 30, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Total	% of Total by Loan Category
Commercial real estate - land and construction	$5	$—	$5	—
Commercial real estate - improved property	4,378	—	4,378	0.1
Commercial and industrial	496	9	505	—
Residential real estate	—	164	164	—
Home equity	—	109	109	—
Consumer	—	114	114	0.1
Total	$4,879	$396	$5,275	—

	For the Three Months Ended June 30, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Percent of Total by Loan Category
Commercial real estate - land and construction	$448	$—	$448	0.1
Commercial real estate - improved property	3,820	270	4,090	0.1
Commercial and industrial	6,544	—	6,544	0.4
Residential real estate	—	—	—	—
Home equity	—	483	483	0.1
Consumer	—	267	267	0.1
Total	$10,812	$1,020	$11,832	0.1

	For the Six Months Ended June 30, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Total	% of Total by Loan Category
Commercial real estate - land and construction	$5	$—	$5	—
Commercial real estate - improved property	25,288	—	25,288	0.4
Commercial and industrial	496	9	505	—
Residential real estate	—	739	739	—
Home equity	—	449	449	0.1
Consumer	—	223	223	0.1
Total	$25,789	$1,420	$27,209	0.2

	For the Six Months Ended June 30, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Percent of Total by Loan Category
Commercial real estate - land and construction	$6,449	$—	$6,449	0.8
Commercial real estate - improved property	7,105	270	7,375	0.1
Commercial and industrial	9,310	—	9,310	0.6
Residential real estate	—	100	100	—
Home equity	8	751	759	0.1
Consumer	—	293	293	0.1
Total	$22,872	$1,414	$24,286	0.2

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty ("MBEFDs") totaled $1.0 million for loans modified during the six months ended June 30, 2024 and $1.8 million for loans modified during the twelve months ended December 31, 2023. These commitments are not included in the tables above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the three and six months ended June 30, 2024 and 2023, presented by loan category:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2024	June 30, 2023
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	24	12
Commercial real estate - improved property	4	9
Commercial and industrial	33	8
Residential real estate	—	—
Home equity	—	—
Consumer	—	—

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	24	4
Commercial real estate - improved property	9	22
Commercial and industrial	33	9
Residential real estate	—	—
Home equity	—	120
Consumer	—	—

The following table summarizes loans with MBEFDs which defaulted (defined as 90 days past due) within 12 months of the loan being modified during the three and six months ended June 30, 2024 and 2023. Modified loans, including those that have defaulted, are already included in the allowance for credit losses through the various methodologies used to estimate the allowance. As such, no modification to the allowance is recorded specifically due to a modified loan subsequently defaulting.

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	—	—	—	—
Commercial and industrial	180	—	180	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	31	31	—	—	—
Total loans that subsequently defaulted	$180	$31	$211	$—	$—	$—

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	—	—	—	—
Commercial and industrial	180	—	180	—	—	—
Residential real estate	—	118	118	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	48	48	—	—	—
Total loans that subsequently defaulted	$180	$166	$346	$—	$—	$—

The following table presents an aging analysis of portfolio loans by loan category that were modified during the twelve months prior to June 30, 2024 and June 30, 2023.

	June 30, 2024
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$5	$5
Commercial real estate - improved property	—	16	—	16	25,585	25,601
Commercial and industrial	91	9	—	100	405	505
Residential real estate	—	36	265	301	1,252	1,553
Home equity	15	—	176	191	750	941
Consumer	21	36	31	88	230	318
Total modified loans (1)	$127	$97	$472	$696	$28,227	$28,923

	June 30, 2023
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$6,449	$6,449
Commercial real estate - improved property	—	—	270	270	7,105	7,375
Commercial and industrial	143	—	—	143	9,168	9,311
Residential real estate	—	—	—	—	100	100
Home equity	18	—	72	90	668	758
Consumer	—	—	20	20	273	293
Total modified loans (1)	$161	$—	$362	$523	$23,763	$24,286

(1) Represents balance at period end.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of June 30, 2024
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$79,862	$349,190	$336,084	$91,369	$23,345	$57,058	$67,265	$54,566	$1,058,739
Criticized - compromised	—	—	—	—	—	17	298	657	972
Classified - substandard	—	184	—	—	—	8	—	1,487	1,679
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$79,862	$349,374	$336,084	$91,369	$23,345	$57,083	$67,563	$56,710	$1,061,390
Current-period gross charge-offs	$—	$813	$—	$—	$—	$—	$—	$—	$813

Commercial real estate: improved property
Risk rating:
Pass	$258,814	$529,239	$1,134,557	$596,861	$598,755	$2,054,008	$181,757	$401,693	$5,755,684
Criticized - compromised	3,302	14,165	13,200	8,135	3,549	36,258	2,139	27,845	108,593
Classified - substandard	—	1,860	5,791	411	3,636	61,189	300	34	73,221
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$262,116	$545,264	$1,153,548	$605,407	$605,940	$2,151,455	$184,196	$429,572	$5,937,498
Current-period gross charge-offs	$—	$—	$—	$—	$—	$815	$—	$—	$815

Commercial and industrial
Risk rating:
Pass	$153,946	$195,932	$222,272	$125,094	$57,423	$261,606	$598,810	$66,496	$1,681,579
Criticized - compromised	—	5,914	2,573	1,768	1,432	37,694	13,199	7,476	70,056
Classified - substandard	—	73	548	728	117	1,409	4,994	975	8,844
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$153,946	$201,919	$225,393	$127,590	$58,972	$300,709	$617,003	$74,947	$1,760,479
Current-period gross charge-offs	$—	$487	$580	$86	$143	$325	$1	$4,450	$6,072

Residential real estate
Loan delinquency:
Current	$97,366	$261,988	$361,520	$417,068	$178,481	$509,163	$—	$669,229	$2,494,815
30-59 days past due	—	—	—	—	—	1,123	—	—	1,123
60-89 days past due	—	—	125	94	337	2,672	—	759	3,987
90 days or more past due	—	—	654	34	165	4,565	—	1,614	7,032
Total	$97,366	$261,988	$362,299	$417,196	$178,983	$517,523	$—	$671,602	$2,506,957
Current-period gross charge-offs	$—	$—	$—	$—	$—	$214	$—	$58	$272

Home equity
Loan delinquency:
Current	$11,124	$1,221	$2,297	$961	$1,961	$21,870	$719,968	$1,362	$760,764
30-59 days past due	—	17	414	65	239	701	2,096	130	3,662
60-89 days past due	—	146	175	89	—	668	—	347	1,425
90 days or more past due	—	730	351	248	714	2,390	—	315	4,748
Total	$11,124	$2,114	$3,237	$1,363	$2,914	$25,629	$722,064	$2,154	$770,599
Current-period gross charge-offs	$—	$44	$105	$16	$35	$171	$20	$22	$413

Consumer
Loan delinquency:
Current	$34,018	$68,563	$47,131	$16,596	$8,993	$14,813	$25,387	$—	$215,501
30-59 days past due	269	1,031	1,160	643	200	286	35	1	3,625
60-89 days past due	71	287	422	111	43	94	—	—	1,028
90 days or more past due	2	170	112	19	49	82	—	—	434
Total	$34,360	$70,051	$48,825	$17,369	$9,285	$15,275	$25,422	$1	$220,588
Current-period gross charge-offs	$—	$560	$860	$308	$115	$137	$—	$—	$1,980

	Loans As of December 31, 2023
	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$290,954	$349,549	$145,043	$54,172	$48,655	$35,917	$82,288	$46,781	$1,053,359
Criticized - compromised	—	—	—	—	—	16	299	2,182	2,497
Classified - substandard	—	—	—	—	—	9	—	—	9
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$290,954	$349,549	$145,043	$54,172	$48,655	$35,942	$82,587	$48,963	$1,055,865
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$222	$222

Commercial real estate: improved property
Risk rating:
Pass	$494,142	$1,076,535	$603,354	$581,540	$514,523	$1,706,804	$103,467	$257,029	$5,337,394
Criticized - compromised	—	16,270	8,630	4,387	5,185	44,861	2,373	25,767	107,473
Classified - substandard	1,921	517	417	2,416	23,472	35,939	—	34	64,716
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$496,063	$1,093,322	$612,401	$588,343	$543,180	$1,787,604	$105,840	$282,830	$5,509,583
Current-period gross charge-offs	$—	$—	$372	$—	$—	$1,505	$—	$—	$1,877

Commercial and industrial
Risk rating:
Pass	$238,427	$234,520	$136,998	$78,836	$39,259	$252,826	$541,400	$64,417	$1,586,683
Criticized - compromised	1,094	834	3,169	1,490	7,334	31,526	20,626	7,131	73,204
Classified - substandard	33	149	315	265	825	1,916	5,797	1,472	10,772
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$239,554	$235,503	$140,482	$80,591	$47,418	$286,268	$567,823	$73,020	$1,670,659
Current-period gross charge-offs	$98	$205	$603	$353	$20	$463	$—	$541	$2,283

Residential real estate
Loan delinquency:
Current	$277,790	$429,835	$445,322	$185,139	$86,149	$456,818	$—	$548,147	$2,429,200
30-59 days past due	—	—	—	—	—	1,572	—	—	1,572
60-89 days past due	—	—	—	341	—	2,130	—	—	2,471
90 days or more past due	—	799	34	—	263	4,207	—	28	5,331
Total	$277,790	$430,634	$445,356	$185,480	$86,412	$464,727	$—	$548,175	$2,438,574
Current-period gross charge-offs	$—	$—	$—	$—	$5	$387	$—	$—	$392

Home equity
Loan delinquency:
Current	$12,675	$1,235	$1,467	$1,571	$1,614	$22,484	$681,848	$1,399	$724,293
30-59 days past due	34	193	85	73	44	947	3,315	—	4,691
60-89 days past due	119	318	16	68	76	524	—	77	1,198
90 days or more past due	—	213	—	737	230	2,527	—	330	4,037
Total	$12,828	$1,959	$1,568	$2,449	$1,964	$26,482	$685,163	$1,806	$734,219
Current-period gross charge-offs	$—	$139	$57	$29	$79	$615	$6	$—	$925

Consumer
Loan delinquency:
Current	$84,526	$57,661	$21,592	$13,189	$10,958	$12,143	$23,916	$4	$223,989
30-59 days past due	699	1,526	952	343	162	119	32	—	3,833
60-89 days past due	191	616	195	112	5	59	—	—	1,178
90 days or more past due	64	203	114	63	9	108	—	—	561
Total	$85,480	$60,006	$22,853	$13,707	$11,134	$12,429	$23,948	$4	$229,561
Current-period gross charge-offs	$251	$1,921	$901	$301	$100	$247	$4	$—	$3,725

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2024	2023
Other real estate owned	$1,219	$1,207
Repossessed assets	109	290
Total other real estate owned and repossessed assets	$1,328	$1,497

Residential real estate loans included in other real estate totaled $0.1 million at June 30, 2024. There were no such loans at December 31, 2023. At June 30, 2024 and December 31, 2023, formal foreclosure proceedings were in process on residential real estate loans totaling $3.8 million and $4.0 million, respectively.

NOTE 5. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be variable interest entities ("VIEs") as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of June 30, 2024 and December 31, 2023, Wesbanco had $35.6 million and $31.9 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $15.3 million and $13.9 million at June 30, 2024 and December 31, 2023, respectively, within other liabilities on the Consolidated Balance Sheets. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the three months ended June 30, 2024 and 2023 was $1.2 million and $1.1 million, respectively, and was $2.3 million and $2.1 million, respectively, for the six months ended June 30, 2024 and 2023. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which are projected to total $4.5 million for 2024, and totaled $3.8 million for 2023, which are also included in income tax expense.

Wesbanco is also a limited partner in three other limited partnerships as of June 30, 2024. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of June 30, 2024 and December 31, 2023, Wesbanco had $2.9 million and $3.0 million invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income (loss) for the three months ended June 30, 2024 and 2023 of $12 thousand and ($6) thousand, respectively, and ($11) thousand and $5 thousand, respectively, for the six months ended June 30, 2024 and 2023.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of June 30, 2024:

Year (unaudited, in thousands)	Amount
2024	$3,790
2025	5,085
2026	3,148
2027	950
2028	588
2029 and thereafter	1,726
Total	$15,287

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of June 30, 2024 and December 31, 2023, Wesbanco had 267 and 236 customer interest rate swaps and caps with an aggregate notional amount of $1.8 billion and $1.6 billion, respectively, related to this program. Wesbanco recognized income for the related swap and cap fees of $1.8 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of June 30, 2024 and December 31, 2023, Wesbanco had 22 and 19 risk participation-in agreements with an aggregate notional amount of $228.4 million and $197.2 million, respectively. As of June 30, 2024 and December 31, 2023, Wesbanco had eight and five risk participation-out agreements with an aggregate notional amount of $68.1 million and $40.9 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $51.0 million and $27.0 million at June 30, 2024 and December 31, 2023, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$1,829,685	$81,205	$81,308	$1,573,152	$72,183	$73,083
Other contracts:
Interest rate lock commitments	27,118	—	32	16,524	84	—
Forward TBA contracts	51,000	—	103	27,000	—	205
Total derivatives		$81,205	$81,443		$72,267	$73,288

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three and six months ended June 30, 2024 and 2023, respectively.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2024	2023	2024	2023
Interest rate swaps and caps	Net swap fee and valuation income	$9	$176	$807	$(863)
Interest rate lock commitments	Mortgage banking income	(90)	(315)	(116)	(128)
Forward TBA contracts	Mortgage banking income	47	637	95	448
Total		$(34)	$498	$786	$(543)

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. If Wesbanco had breached any of these provisions at June 30, 2024, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties. In certain market situations, Wesbanco can also request collateral from the derivative counterparties. Due to the current higher interest rate environment, as of June 30, 2024 and December 31, 2023, Wesbanco is holding net cash collateral from various derivative counterparties totaling $47.2 million and $26.0 million, respectively, within interest bearing deposit accounts.

NOTE 7. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2024	2023	2024	2023
Service cost – benefits earned during year	$330	$354	$660	$704
Interest cost on projected benefit obligation	1,603	1,572	3,206	3,126
Expected return on plan assets	(2,599)	(2,781)	(5,198)	(5,531)
Amortization of prior service cost	(8)	(9)	(17)	(18)
Amortization of net loss	21	225	42	448
Net periodic pension income	$(653)	$(639)	$(1,307)	$(1,271)

The service cost of $0.7 million for the six months ended June 30, 2024 and 2023, is included in salaries and wages, and periodic pension income of $2.0 million for the six months ended June 30, 2024 and 2023, is included in employee benefits.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

		June 30, 2024
		Fair Value Measurements Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2024	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,091	$13,091	$—	$—
Available-for-sale debt securities
U.S. Treasury	49,103	49,103	—	—
U.S. Government sponsored entities and agencies	199,258	—	199,258	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,514,028	—	1,514,028	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	256,190	—	256,190	—
Obligations of states and political subdivisions	71,756	—	70,636	1,120
Corporate debt securities	11,788	—	11,788	—
Total available-for-sale debt securities	$2,102,123	$49,103	$2,051,900	$1,120
Loans held for sale	25,433	—	25,433	—
Other assets - interest rate swaps	81,205	—	81,205	—
Total assets recurring fair value measurements	$2,221,852	$62,194	$2,158,538	$1,120
Other liabilities - interest rate swaps	$81,308	$—	$81,308	$—
Total liabilities recurring fair value measurements	$81,308	$—	$81,308	$—
Nonrecurring fair value measurements
Collateral dependent loans	$18,876	$—	$—	$18,876
Other real estate owned and repossessed assets	1,328	—	—	1,328
Total nonrecurring fair value measurements	$20,204	$—	$—	$20,204

		December 31, 2023
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2023	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$12,320	$12,320	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	208,366	—	208,366	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,629,684	—	1,629,684	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	268,307	—	268,307	—
Obligations of states and political subdivisions	76,125	—	74,958	1,167
Corporate debt securities	11,847	—	11,847	—
Total available-for-sale debt securities	$2,194,329	$—	$2,193,162	$1,167
Loans held for sale	16,354	—	16,354	—
Other assets - interest rate swaps	72,183	—	72,183	—
Total assets recurring fair value measurements	$2,295,186	$12,320	$2,281,699	$1,167
Other liabilities - interest rate swaps	$73,083	$—	$73,083	$—
Total liabilities recurring fair value measurements	$73,083	$—	$73,083	$—
Nonrecurring fair value measurements
Collateral dependent loans	$18,273	$—	$—	$18,273
Other real estate owned and repossessed assets	1,497	—	—	1,497
Total nonrecurring fair value measurements	$19,770	$—	$—	$19,770

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three and six months ended June 30, 2024 or for the year ended December 31, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2024
Collateral dependent loans	$18,876	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	0.0% to (8.0%)/(7.8%)
Other real estate owned and repossessed assets	$1,328	Appraisal of collateral (1), (3)
December 31, 2023
Collateral dependent loans	$18,273	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	$1,497	Appraisal of collateral (1), (3)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			June 30, 2024
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$486,789	$486,789	$486,789	$—	$—
Equity securities	13,091	13,091	13,091	—	—
Available-for-sale debt securities	2,102,123	2,102,123	49,103	2,051,900	1,120
Net held-to-maturity debt securities	1,179,521	1,028,432	—	1,028,202	230
Net loans	12,121,002	11,636,263	—	—	11,636,263
Loans held for sale	25,433	25,433	—	25,433	—
Other assets - interest rate derivatives	81,205	81,205	—	81,205	—
Accrued interest receivable	79,759	79,759	79,759	—	—

Financial Liabilities
Deposits	13,432,373	13,411,751	12,044,435	1,367,316	—
Federal Home Loan Bank borrowings	1,475,000	1,473,741	—	1,473,741	—
Other borrowings	105,757	101,959	101,959	—	—
Subordinated debt and junior subordinated debt	279,193	228,588	—	228,588	—
Other liabilities - interest rate derivatives	81,308	81,308	—	81,308	—
Accrued interest payable	15,393	15,393	15,393	—	—

			Fair Value Measurements at
			December 31, 2023
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$595,383	$595,383	$595,383	$—	$—
Equity securities	12,320	12,320	12,320	—	—
Available-for-sale debt securities	2,194,329	2,194,329	—	2,193,162	1,167
Net held-to-maturity debt securities	1,199,335	1,069,159	—	1,068,896	263
Net loans	11,507,786	11,134,250	—	—	11,134,250
Loans held for sale	16,354	16,354	—	16,354	—
Other assets - interest rate derivatives	72,183	72,183	—	72,183	—
Accrued interest receivable	77,435	77,435	77,435	—	—

Financial Liabilities
Deposits	13,168,704	13,146,821	11,937,002	1,209,819	—
Federal Home Loan Bank borrowings	1,350,000	1,349,217	—	1,349,217	—
Other borrowings	105,893	103,057	103,057	—	—
Subordinated debt and junior subordinated debt	279,078	240,898	—	240,898	—
Other liabilities - interest rate derivatives	73,083	73,083	—	73,083	—
Accrued interest payable	11,121	11,121	11,121	—	—

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and six months ended June 30, 2024 and 2023, respectively:

	Point of Revenue	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Recognition	2024	2023	2024	2023
Revenue Streams
Trust fees
Trust account fees	Over time	$5,305	$5,009	$11,405	$10,614
WesMark fees	Over time	1,998	1,909	3,980	3,798
Total trust fees		7,303	6,918	15,385	14,412
Service charges on deposits
Commercial banking fees	Over time	1,297	650	2,485	1,259
Personal service charges	At a point in time and over time	5,814	5,582	11,410	11,142
Total service charges on deposits		7,111	6,232	13,895	12,401
Net securities brokerage revenue
Annuity commissions	At a point in time	1,978	1,840	3,950	3,885
Equity and debt security trades	At a point in time	70	149	150	149
Managed money	Over time	272	284	526	567
Trail commissions	Over time	281	250	523	497
Total net securities brokerage revenue		2,601	2,523	5,149	5,098

Payment processing fees (1)	At a point in time and over time	906	951	1,734	1,822
Digital banking income	At a point in time	5,040	5,010	9,745	9,615
Net swap fee and valuation income (2)	At a point in time	1,776	2,612	3,339	3,411
Mortgage banking income	At a point in time	1,069	601	1,762	1,027
Net gain on other real estate owned and other assets	At a point in time and over time	34	871	188	1,104

(1)
Included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying swaps is not within the scope of ASC 606. Fair value adjustments were immaterial for the three months ended June 30, 2024 and $0.2 million for the three months ended June 30, 2023. Fair value adjustments were $0.8 million and ($0.9) million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the six months ended June 30, 2024 and 2023 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)
Other comprehensive loss before reclassifications	—	(8,278)	(8,278)
Amounts reclassified from accumulated other comprehensive loss	(130)	(107)	(237)
Period change	(130)	(8,385)	(8,515)
Balance at June 30, 2024	$6,385	$(241,593)	$(235,208)

Balance at December 31, 2022	$(535)	$(261,881)	$(262,416)
Other comprehensive loss before reclassifications	—	(2,481)	(2,481)
Amounts reclassified from accumulated other comprehensive income	150	120	270
Period change	150	(2,361)	(2,211)
Balance at June 30, 2023	$(385)	$(264,242)	$(264,627)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2024	2023	2024	2023
Debt securities available-for-sale (1):
Net securities losses reclassified into earnings	$12	$8	$12	$159	Net securities gains/(losses) (Non-interest income)
Related income tax effect ⁽²⁾	(61)	(2)	(119)	(39)	Provision for income taxes
Net effect on accumulated other comprehensive (loss) income for the period	(49)	6	(107)	120

Defined benefit plans (3):
Amortization of net (gain) loss and prior service costs	(101)	99	(202)	198	Employee benefits (Non-interest expense)
Related income tax effect ⁽²⁾	24	(24)	72	(48)	Provision for income taxes
Net effect on accumulated other comprehensive (loss) income for the period	(77)	75	(130)	150
Total reclassifications for the period	$(126)	$81	$(237)	$270

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

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $9.2 million and $8.6 million at June 30, 2024 and December 31, 2023, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of June 30, 2024 and December 31, 2023.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2024	2023
Lines of credit	$4,146,287	$4,016,658
Loans approved but not closed	402,020	275,954
Overdraft limits	396,034	391,598
Letters of credit	43,591	38,929
Contingent obligations and other guarantees	9,394	15,037

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 12. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $5.6 billion and $5.1 billion at June 30, 2024 and 2023, respectively. These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended June 30, 2024
Interest and dividend income	$202,993	$—	$202,993
Interest expense	86,400	—	86,400
Net interest income	116,593	—	116,593
Provision for credit losses	10,541	—	10,541
Net interest income after provision for credit losses	106,052	—	106,052
Non-interest income	24,052	7,303	31,355
Non-interest expense	97,403	4,989	102,392
Income before provision for income taxes	32,701	2,314	35,015
Provision for income taxes	5,613	486	6,099
Net income	27,088	1,828	28,916
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$24,557	$1,828	$26,385

For The Three Months Ended June 30, 2023
Interest and dividend income	$176,055	$—	$176,055
Interest expense	54,488	—	54,488
Net interest income	121,567	—	121,567
Provision for credit losses	3,028	—	3,028
Net interest income after provision for credit losses	118,539	—	118,539
Non-interest income	24,923	6,918	31,841
Non-interest expense	91,818	4,619	96,437
Income before provision for income taxes	51,644	2,299	53,943
Provision for income taxes	8,580	483	9,063
Net income	43,064	1,816	44,880
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$40,533	$1,816	$42,349

For the Six Months Ended June 30, 2024
Interest and dividend income	$398,327	$—	$398,327
Interest expense	167,767	—	167,767
Net interest income	230,560	—	230,560
Provision for credit losses	14,555	—	14,555
Net interest income after provision for credit losses	216,005	—	216,005
Non-interest income	46,599	15,385	61,984
Non-interest expense	189,373	10,212	199,585
Income before provision for income taxes	73,231	5,173	78,404
Provision for income taxes	12,709	1,086	13,795
Net income	60,522	4,087	64,609
Preferred stock dividends	5,063	—	5,063
Net income available to common shareholders	$55,459	$4,087	$59,546

For the Six Months Ended June 30, 2023
Interest and dividend income	$336,609	$—	$336,609
Interest expense	90,711	—	90,711
Net interest income	245,898	—	245,898
Provision for credit losses	6,605	—	6,605
Net interest income after provision for credit losses	239,293	—	239,293
Non-interest income	45,081	14,412	59,493
Non-interest expense	183,433	9,127	192,560
Income before provision for income taxes	100,941	5,285	106,226
Provision for income taxes	17,895	1,110	19,005
Net income	83,046	4,175	87,221
Preferred stock dividends	5,063	—	5,063
Net income available to common shareholders	$77,983	$4,175	$82,158

Total non-fiduciary assets of the trust and investment services segment were $3.3 million (including $0.8 million of trust customer intangibles) and $3.4 million (including $1.0 million of trust customer intangibles) at June 30, 2024 and 2023, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

NOTE 13. SUBSEQUENT EVENTS

Agreement and Plan of Merger

On July 25, 2024, Wesbanco, Inc. (the “Company”), Wesbanco Bank, Inc. (“Wesbanco Bank”), Premier Financial Corp. (“Premier Financial”) and Premier Bank entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Premier Financial with and into the Company (the “Merger”) upon the terms and subject to the conditions set forth in the Merger Agreement. As a result of the Merger, the separate corporate existence of Premier Financial will cease, and the Company will continue as the surviving corporation in the Merger. The Merger Agreement also provides that, immediately following the completion of the Merger, Premier Bank, an Ohio state-chartered bank and a wholly-owned subsidiary of Premier Financial, will merge with and into Wesbanco Bank, a West Virginia banking corporation and a wholly-owned subsidiary of the Company (the “Bank Merger”), with Wesbanco Bank continuing as the surviving bank in the Bank Merger. The Merger Agreement was approved by the respective Boards of Directors of each of the Company, Wesbanco Bank, Premier Financial and Premier Bank.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Premier Financial shareholders will have the right to receive 0.80 of a share of the Company’s common stock for each share of Premier Financial’s common stock. The exchange ratio is subject to customary anti-dilution adjustments in the event of reorganizations, stock splits, stock dividends, and similar transactions involving the Company’s common stock. In addition, in the event that Premier Financial does not declare and pay all or any portion of a regular quarterly dividend of $0.31 per share of Premier Financial common stock by reason of Premier Financial’s failure to obtain regulatory non-objection, consent or approval of such quarterly dividend or a related dividend from Premier Bank to Premier Financial, the Company will make a cash payment to Premier Financial’s shareholders at the closing of the Merger on a dollar-for-dollar basis in an amount equal to the total amount of all such foregone dividends, assuming that the number of shares of Premier Financial’s common stock outstanding for each foregone dividend is equal to the number of shares of Premier Financial’s common stock outstanding at the effective time of the Merger.

The Merger Agreement contains customary representations and warranties from both the Company and Premier Financial, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of business during the interim period between the execution of the Merger Agreement and the effective time of the Merger, each party’s obligation, subject to certain exceptions, to recommend that its shareholders approve the Merger (in the case of Premier Financial) or the Merger Agreement and issuance of common stock in connection with the Merger (in the case of the Company) and, in the case of Premier Financial, its non-solicitation obligations relating to alternative acquisition proposals. The Merger Agreement contains certain termination rights for both the Company and Premier Financial and further provides that, upon termination of the Merger Agreement under certain circumstances, Premier Financial may be obligated to pay the Company a termination fee of $37.0 million.

At the effective time of the Merger, four members of Premier Financial’s current Board of Directors will be appointed to the respective Boards of Directors of the Company and Wesbanco Bank.

Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the approval of the Merger Agreement and the issuance of shares of the Company’s common stock in connection with the Merger by the Company’s shareholders, approval of the Merger by the shareholders of Premier Financial and the receipt of all required regulatory approvals. In addition, each party’s obligation to consummate the Merger is subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations, and (3) the receipt by such party of an opinion from its counsel to the effect that the Merger and the Bank Merger will be treated as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

As a condition to the Company’s willingness to enter into the Merger Agreement, all of the directors and executive officers of Premier Financial have entered into voting agreements (each, a “Voting Agreement”) with the Company pursuant to which they have agreed to vote their shares in favor of the Merger.

Securities Purchase Agreement

On July 25, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with several institutional “accredited investors” (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a private placement an aggregate of 7,272,728 shares of the Company’s common stock (the “Shares”), at a price of $27.50 per Share (the “Private Placement”).

The Private Placement is expected to close on August 1, 2024, subject to the satisfaction or waiver of specified customary closing conditions. The Company expects to receive aggregate gross proceeds from the Private Placement of approximately $200.0 million, before deducting estimated offering expenses payable by the Company. The Company expects to use the net proceeds from the Private Placement to support the Merger, to maintain appropriate pro forma capital ratios, to pay down borrowings, and for general corporate purposes.

The Company has granted the Investors indemnification rights with respect to its representations, warranties, covenants and agreements under the Securities Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and six months ended June 30, 2024. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2023 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”) including Wesbanco's Form 10-Q for the quarter ending March 31, 2024, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A and in Part II, Item 1A of this Form 10-Q. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the proposed merger with Premier Financial Corporation (“Premier”) may not close when expected, that the businesses of WesBanco and Premier may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of WesBanco and Premier may not be fully realized within the expected timeframes; disruption from the proposed merger of WesBanco and Premier may make it more difficult to maintain relationships with clients, associates, or suppliers; the required governmental approvals of the proposed Merger may not be obtained on the expected terms and schedule; Premier’s shareholders and/or the Company’s shareholders may not approve the proposed Merger; the shareholders of the Company may not approve the issuance of shares of the Company’s common stock in connection with the Merger; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 192 branches and 182 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

PENDING ACQUISITION

On July 25, 2024, Wesbanco, Inc., Wesbanco Bank, Inc., Premier Financial Corp. (“Premier Financial”) and Premier Bank entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) providing for, among other things, the merger of Premier Financial with and into Wesbanco, Inc. (the “Merger”) upon the terms and subject to the conditions set forth in the Merger Agreement. For additional information regarding the Merger Agreement and the transactions contemplated thereby, see Note 13, “Subsequent Events” for more information.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2024 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2023 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for the second quarter of 2024 was $26.4 million, with diluted earnings per share of $0.44, compared to $42.3 million or $0.71 per diluted share, for the second quarter of 2023. For the six months ended June 30, 2024, net income available to common shareholders was $59.5 million, with diluted earnings per share of $1.00, compared to $82.2 million or $1.38 per diluted share, for the six months ended June 30, 2023. As noted in the following table, net income available to common shareholders, excluding after-tax restructuring and merger-related expenses, for the six months ended June 30, 2024, was $62.5 million or $1.05 per diluted share, as compared to $84.7 million or $1.43 per diluted share in the prior year's second quarter (non-GAAP measures).

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (Non-GAAP)(1)	$29,369	$0.49	$42,377	$0.71	$62,530	$1.05	$84,677	$1.43
Less: After-tax restructuring and merger-related expenses	(2,984)	(0.05)	(28)	—	(2,984)	(0.05)	(2,519)	(0.05)
Net income available to common shareholders (GAAP)	$26,385	$0.44	$42,349	$0.71	$59,546	$1.00	$82,158	$1.38
(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends, and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income decreased $5.0 million or 4.1% in the second quarter of 2024 compared to the same quarter of 2023, due to increasing deposit costs and the associated remix from non-interest bearing deposits into higher tier money market and certificate of deposit accounts, which, in turn, resulted in a 23 basis point decrease in the net interest margin over the same period. The increase in funding costs has been partially offset by higher yields in all major earning asset categories, due to the repricing of existing loans and higher investment rates offered in the current market environment. Over the same time period, the yield on earning assets increased by a total of 52 basis points while the cost of interest bearing liabilities increased by 97 basis points from increasing deposit costs and higher cost wholesale borrowings. Average loan balances increased by 9.5% from the second quarter of 2023, mainly attributable to commercial loan demand, while average securities decreased by 9.2% over the same time period as investment maturities and calls were used to partially fund the loan growth. Average deposits increased 4.7% over the same time period as a result of deposit gathering and retention efforts by the retail and commercial teams. Accretion from prior acquisitions benefited the second quarter 2024 net interest margin by two basis points, as compared to three basis points in the prior year period. For the six months ended June 30, 2024, net interest income decreased $15.3 million or 6.2% from the first six months of 2023 for similar reasons.

Loan growth, higher unemployment assumptions and a specific reserve for an individual C&I loan resulted in a provision for credit losses of $10.5 million in the second quarter of 2024, as compared to a provision of $3.0 million in the second quarter of 2023. Annualized net loan charge-offs, as a percentage of average portfolio loans, were 0.07% and 0.02% for the second quarter of 2024 and 2023, respectively.

For the second quarter of 2024, non-interest income decreased $0.5 million, or 1.5% compared to the second quarter of 2023, primarily due to decreases in net swap fee and valuation income, bank-owned life insurance and net gains on other real estate owned and other assets. The net swap fee and valuation income of $1.8 million in the second quarter of 2024 reflected $1.8 million of new swap fees and immaterial net fair value adjustments, as compared to $2.4 million in fees and $0.2 million in fair value adjustments, in the prior year second quarter. Net gains on other real estate owned and other assets decreased by $0.8 million compared to the second quarter of 2023 due to a $1.1 million refund received in the prior year quarter on an asset previously written off. Bank-owned life insurance income decreased from the second quarter of 2023 due to a reduction in mortality-related benefits received in the second quarter of 2024. Offsetting these decreases somewhat are increases in trust fees, service charges on deposits and mortgage banking income.

Non-interest expense, excluding restructuring and merger-related expenses, increased in the second quarter of 2024 by $2.2 million, or 2.3%, to $98.6 million, compared to the second quarter of 2023, reflecting increased equipment and software expense, FDIC insurance expense and other operating expenses. Equipment and software expense increased $1.6 million in the second quarter of 2024 compared to the prior year second quarter reflecting the impact of prior year ATM upgrades, which were phased in throughout the prior year. FDIC insurance expense increased in the second quarter of 2024 by $0.7 million due to an increase in the minimum rate for all banks. Other operating expenses increased $1.8 million in the second quarter of 2024 from the second quarter of 2023 primarily due to higher costs and fees in support of loan growth and higher other miscellaneous expenses. Offsetting these increases somewhat are decreases in salaries and wages and employee benefits expense, primarily due to lower staffing levels as a result of efficiency improvements in the mortgage and branch staffing models.

For the first half of 2024, the effective tax rate was 17.6% as compared to 17.9% for the first half of 2023, and the provision for income taxes decreased by $5.2 million over the same time period. The decrease in the provision for income taxes is due to the decrease in pre-tax income over the same period.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2024	2023	2024	2023
Net interest income	$116,593	$121,567	$230,560	$245,898
Taxable equivalent adjustment to net interest income	1,211	1,255	2,430	2,529
Net interest income, fully taxable equivalent	$117,804	$122,822	$232,990	$248,427
Net interest spread, non-taxable equivalent	1.96%	2.41%	1.96%	2.59%
Benefit of net non-interest bearing liabilities	0.96%	0.74%	0.94%	0.65%
Net interest margin	2.92%	3.15%	2.90%	3.24%
Taxable equivalent adjustment	0.03%	0.03%	0.03%	0.03%
Net interest margin, fully taxable equivalent	2.95%	3.18%	2.93%	3.27%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income decreased $5.0 million or 4.1% in the second quarter of 2024 compared to the second quarter of 2023 and $15.3 million or 6.2% in the first six months of 2024 as compared to the same period of 2023. This decrease was due to a 23 basis point decrease year over year in the net interest margin to 2.95% for the second quarter of 2024. The decrease in margin is due to higher funding costs and the associated remix from non-interest bearing deposits into higher tier money market and certificate of deposit accounts. Offsetting the net interest margin decrease somewhat, average portfolio loans increased by 9.5% in the second quarter of 2024 as compared to the second quarter of 2023, due to strong new loan growth and strategic loan production office and lender hiring initiatives. Total purchase accounting accretion continued to decrease in the second quarter of 2024 as compared to the second quarter of 2023, as approximately two basis points of accretion from prior acquisitions was included in the second quarter 2024 net interest margin as compared to three basis points in the 2023 second quarter net interest margin. Total average deposits increased by $601.8 million or 4.7% in the second quarter of 2024 as compared to the second quarter of 2023. The cost of interest bearing deposits increased by 117 basis points and the cost of total interest bearing liabilities increased by 97 basis points from the second quarter of 2023 to the second quarter of 2024. The increase in the cost is primarily due to rate increases for interest bearing deposits in response to the general increase in overall deposit rates in the marketplace.

Interest income increased $26.9 million or 15.3% in the second quarter of 2024 compared to the same period of 2023 and $61.7 million or 18.3% in the first six months of 2024 compared to the same period of 2023. Average loan balances increased $1.0 billion or 9.5% in the second quarter of 2024 compared to the second quarter of 2023, while loan yields increased by 54 basis points during this same period to 5.85% due to the previously mentioned rising rate environment and its effect on the repricing of portfolio loans, as well as higher offered rates on new loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the second quarter of 2024, average loans represented 75.0% of average earning assets, an increase from 71.1% in the second quarter of 2023. Average total securities balances decreased $368.6 million or 9.2% from the second quarter of 2023, and represented 22.5% of total earning assets in the second quarter of 2024. Taxable securities yields increased by six basis points in the second quarter of 2024 from the second quarter of 2023. Tax-exempt securities yields, which are the highest yields within total securities, increased three basis points from the second quarter of 2023.

Interest expense increased $31.9 million in the second quarter of 2024 and $77.1 million in the first half of 2024 as compared to the same periods in 2023, due to the timing of the prior year federal funds rate increases and their effect on the costs of deposits and borrowings. The cost of interest bearing liabilities increased by 97 basis points from the second quarter of 2023 to 3.12% in the second quarter of 2024. Average interest bearing deposits increased $1.1 billion or 12.5% from the second quarter of 2023. The rate on interest bearing deposits increased 117 basis points to 2.74% from the second quarter of 2023, primarily from increases in rates on interest bearing public funds, money market funds and savings deposits, and a mix shift from non-interest bearing demand deposits into interest bearing demand deposits and certificates of deposit. Average non-interest bearing demand deposit balances decreased from the second quarter of 2023 to the second quarter of 2024 by $460.7 million or 10.5%, and were 29.1% of total average deposits at June 30, 2024, compared to 34.0% at June 30, 2023, reflecting customers' preferences in the previously mentioned interest rate environment. For the second quarter of 2024, Wesbanco's average loans to average deposits ratio was 89.4%, reflecting additional capacity to lend. The average balance of FHLB borrowings decreased $101.7 million from the second quarter of 2023 to the second quarter of 2024. The average balance of repurchase agreements and subordinated and junior subordinated debt balances remain virtually unchanged from the second quarter of 2023 to the second quarter of 2024.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$352,986	5.62%	$438,604	5.71%	$364,127	5.66%	$359,466	5.16%
Loans, net of unearned income (1)	12,057,831	5.85%	11,009,093	5.31%	11,907,353	5.78%	10,880,328	5.17%
Securities: (2)
Taxable	2,863,213	2.38%	3,198,838	2.32%	2,896,040	2.38%	3,250,174	2.33%
Tax-exempt (3)	753,151	3.08%	786,128	3.05%	756,474	3.08%	793,425	3.06%
Total securities	3,616,364	2.52%	3,984,966	2.46%	3,652,514	2.53%	4,043,599	2.47%
Other earning assets	56,077	8.71%	61,613	5.64%	58,499	7.78%	53,789	4.44%
Total earning assets (3)	16,083,258	5.11%	15,494,276	4.59%	15,982,493	5.04%	15,337,182	4.46%
Other assets	1,807,056		1,800,070		1,814,796		1,796,162
Total Assets	$17,890,314		$17,294,346		$17,797,289		$17,133,344

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$3,527,316	3.07%	$3,228,799	2.14%	$3,514,182	3.01%	$3,129,921	1.82%
Money market accounts	2,228,070	3.33%	1,635,939	1.77%	2,157,553	3.22%	1,634,347	1.42%
Savings deposits	2,441,949	1.30%	2,729,210	0.86%	2,461,330	1.27%	2,751,850	0.72%
Certificates of deposit	1,371,179	3.51%	912,144	1.28%	1,331,145	3.36%	887,560	0.93%
Total interest bearing deposits	9,568,514	2.74%	8,506,092	1.57%	9,464,210	2.65%	8,403,678	1.29%
Federal Home Loan Bank borrowings	1,186,538	5.50%	1,288,242	5.20%	1,214,973	5.50%	1,130,000	5.00%
Repurchase agreements	107,811	3.34%	105,266	1.87%	100,188	3.15%	118,155	1.55%
Subordinated debt and junior subordinated debt	279,159	5.83%	281,715	5.83%	279,131	5.85%	281,600	5.76%
Total interest bearing liabilities (4)	11,142,022	3.12%	10,181,315	2.15%	11,058,502	3.05%	9,933,433	1.84%
Non-interest bearing demand deposits	3,918,685		4,379,345		3,908,837		4,479,200
Other liabilities	286,659		240,590		285,556		245,033
Shareholders’ equity	2,542,948		2,493,096		2,544,394		2,475,678
Total Liabilities and Shareholders’ Equity	$17,890,314		$17,294,346		$17,797,289		$17,133,344
Taxable equivalent net interest spread		1.99%		2.44%		1.99%		2.62%
Taxable equivalent net interest margin		2.95%		3.18%		2.93%		3.27%

(1)
Gross of allowance for credit losses and net of unearned income. Includes non-accrual and loans held for sale. Loan fees included in interest income on loans were $0.9 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and were $1.2 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $0.8 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $0.1 million for the three months ended June 30, 2024 and 2023, and $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	Compared to June 30, 2023			Compared to June 30, 2023
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(1,198)	$(111)	$(1,309)	$121	$937	$1,058
Loans, net of unearned income	14,556	15,064	29,620	27,745	35,443	63,188
Taxable securities	(1,976)	422	(1,554)	(4,178)	943	(3,235)
Tax-exempt securities (1)	(252)	41	(211)	(565)	95	(470)
Other earning assets	(84)	432	348	112	966	1,078
Total interest income change (1)	11,046	15,848	26,894	23,235	38,384	61,619
Increase (decrease) in interest expense:
Interest bearing demand deposits	1,712	8,010	9,722	3,835	20,372	24,207
Money market accounts	3,283	7,940	11,223	4,613	18,472	23,085
Savings deposits	(670)	2,693	2,023	(1,137)	6,826	5,689
Certificates of deposit	2,034	7,042	9,076	2,915	15,205	18,120
Federal Home Loan Bank borrowings	(1,362)	876	(486)	2,198	3,016	5,214
Repurchase agreements	12	392	404	(157)	818	661
Subordinated debt and junior subordinated debt	(37)	(13)	(50)	(71)	151	80
Total interest expense change	4,972	26,940	31,912	12,196	64,860	77,056
Net interest income change (1)	$6,074	$(11,092)	$(5,018)	$11,039	$(26,476)	$(15,437)

(1)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The provision for credit losses - loans and loan commitments increased to $10.5 million in the second quarter of 2024 compared to a provision of $3.0 million in the second quarter of 2023. The $10.5 million provision in the second quarter of 2024 was a result of continued loan growth and adjustments in regional macroeconomic factors and loan concentrations as well as a specific reserve on one C&I credit and an increase in net charge-offs. The increase was partially offset by a reduction in the criticized & classified qualitative factor. Non-performing loans were 0.29% of total portfolio loans as of June 30, 2024, increasing from 0.28% of total portfolio loans at the end of the second quarter of 2023. Criticized and classified loans were 2.15% of total portfolio loans as of June 30, 2024, increasing from 1.68% as of June 30, 2023, due to downgrades within the loan portfolio. Past due loans at June 30, 2024 were 0.24% of total portfolio loans, compared to 0.21% at June 30, 2023. Annualized net loan charge-offs were 0.14% for the six months ended June 30, 2024, compared to 0.05% for the six months ended June 30, 2023. Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Trust fees	$7,303	$6,918	$385	5.6	$15,385	$14,412	$973	6.8
Service charges on deposits	7,111	6,232	879	14.1	13,895	12,401	1,494	12.0
Digital banking income	5,040	5,010	30	0.6	9,745	9,615	130	1.4
Net swap fee and valuation income	1,776	2,612	(836)	(32.0)	3,339	3,411	(72)	(2.1)
Net securities brokerage revenue	2,601	2,523	78	3.1	5,149	5,098	51	1.0
Bank-owned life insurance	2,791	3,189	(398)	(12.5)	4,859	5,149	(290)	(5.6)
Net securities gains	135	205	(70)	(34.1)	672	350	322	92.0
Mortgage banking income	1,069	601	468	77.9	1,762	1,027	735	71.6
Net insurance services revenue	980	966	14	1.4	1,924	1,757	167	9.5
Payment processing fees	906	951	(45)	(4.7)	1,734	1,822	(88)	(4.8)
Net gain on other real estate owned and other assets	34	871	(837)	(96.1)	188	1,104	(916)	(83.0)
Other	1,609	1,763	(154)	(8.7)	3,332	3,347	(15)	(0.4)
Total non-interest income	$31,355	$31,841	$(486)	(1.5)	$61,984	$59,493	$2,491	4.2

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 21.2% of total revenue for the three months ended June 30, 2024. Wesbanco offers its customers a wide range of retail, commercial, investment and digital banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the second quarter of 2024, non-interest income decreased $0.5 million or 1.5% compared to the second quarter of 2023, primarily due to a $0.9 million decrease in net gain on other real estate owned and other assets, a $0.8 million decrease in net swap fee and valuation income and a $0.4 million decrease in bank-owned life insurance. These decreases were partially offset by a $0.9 million increase in service charges on deposits, a $0.5 million increase in mortgage banking income and a $0.4 million increase in trust fees.

Trust fees increased $0.4 million or 5.6% compared to the second quarter of 2023, due to an increase in the market value of trust assets. Total trust assets were $5.6 billion at June 30, 2024 as compared to $5.1 billion at June 30, 2023. As of June 30, 2024, trust assets include managed assets of $4.6 billion and non-managed (custodial) assets of $1.0 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.9 billion and $0.8 billion as of June 30, 2024 and June 30, 2023, respectively, and are included in managed assets. Trust fees increased $1.0 million or 6.8% in the first six months of 2024 as compared to the first six months of 2023 for similar reasons.

Service charges on deposits increased $0.9 million or 14.1% in the second quarter of 2024 compared to the second quarter of 2023, due to an increase in transactional fee income and treasury management fee income. Service charges on deposits increased $1.5 million or 12.0% in the first six months of 2024 as compared to the same period in 2023 for similar reasons.

Net swap fee and valuation income, which includes fair value adjustments, decreased $0.8 million or 32.0% in the second quarter of 2024 compared to the second quarter of 2023, due to a decrease in swap fee income and fair value adjustments on existing swaps. For the three months ended June 30, 2024, new swaps executed totaled $222.7 million in notional principal, resulting in $1.8 million of fee income, compared to new swaps executed of $226.8 million in notional principal resulting in $2.4 million of fee income for the three months ended June 30, 2023. Fair value adjustments on existing swaps for the three months ended June 30, 2024 were immaterial as compared to $0.2 million for the three months ended June 30, 2023. For the first six months of 2024, net swap fee and valuation income decreased by $0.1 million or 2.1% from the first six months of 2023. During this time period, new swap fee income decreased by $1.7 million, but was mostly offset by a $1.6 million increase in fair value adjustments on existing swaps.

Bank-owned life insurance decreased $0.4 million or 12.5% in the second quarter of 2024 as compared to the second quarter of 2023 due to a decrease in mortality-related benefits received. For the six months ended June 30, 2024, bank-owned life insurance decreased by $0.3 million or 5.6% from the first six months of 2023, due to lower mortality-related benefits received in the year-to-date period, as no mortality-related benefits were received in the first quarter of 2024.

Net gain on other real estate owned and other assets decreased $0.9 million or 96.1% in the three months ended June 30, 2024 as compared to the same period in 2023, due primarily to a recovery of an asset in the second quarter of 2023 that was previously written-off. Net gain on other real estate owned and other assets also decreased $0.9 million or 83.0% in the first six months of 2024 as compared to the same period in 2023 for similar reasons.

Mortgage banking income increased $0.5 million or 77.9% in the second quarter of 2024 compared to the second quarter of 2023, due to an increase in sale margins, partially offset by a decrease in fair value adjustments on mortgage derivatives. For the second quarter of 2024, total mortgage production was $185.1 million, which decreased by 10.9% from the second quarter of 2023. For the three months ended June 30, 2024, $92.1 million in mortgages were sold into the secondary market as compared to $100.7 million in the comparable 2023 period. Included in mortgage banking income above are a loss of $5 thousand and a gain of $78 thousand from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended June 30, 2024 and 2023, respectively. Mortgage banking income increased by $0.7 million or 71.6% from the first six months of 2023 to the first six months of 2024 for similar reasons.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and wages	$43,991	$44,471	$(480)	(1.1)	$86,988	$86,422	$566	0.7
Employee benefits	10,579	11,511	(932)	(8.1)	22,763	23,570	(807)	(3.4)
Net occupancy	6,309	6,132	177	2.9	12,932	12,775	157	1.2
Equipment and software	10,457	8,823	1,634	18.5	20,465	17,885	2,580	14.4
Marketing	2,371	2,763	(392)	(14.2)	4,256	5,088	(832)	(16.4)
FDIC insurance	3,523	2,871	652	22.7	6,971	5,755	1,216	21.1
Amortization of intangible assets	2,072	2,282	(210)	(9.2)	4,164	4,583	(419)	(9.1)
Restructuring and merger-related expenses	3,777	35	3,742	NM	3,777	3,188	589	18.5
Professional fees	4,592	4,107	485	11.8	9,595	7,276	2,319	31.9
Franchise and other miscellaneous taxes	3,078	3,015	63	2.1	6,239	5,913	326	5.5
ATM and electronic banking interchange expenses	1,482	1,772	(290)	(16.4)	3,017	3,399	(382)	(11.2)
Communications	1,309	1,311	(2)	(0.2)	2,572	2,741	(169)	(6.2)
Other real estate owned and foreclosure expenses	43	70	(27)	(38.6)	215	164	51	31.1
Postage, supplies and other	8,809	7,274	1,535	21.1	15,631	13,801	1,830	13.3
Total non-interest expense	$102,392	$96,437	$5,955	6.2	$199,585	$192,560	$7,025	3.6

NM = Not Meaningful

Non-interest expense in the second quarter of 2024 increased $6.0 million or 6.2% as compared to the same quarter in 2023, principally from a $3.7 million increase in restructuring and merger-related expenses, a $1.6 million increase in equipment and software expense, and a $1.5 million increase in supplies, postage and other operating expense. These increases were partially offset by a $0.9 million decrease in employee benefits and a $0.5 million decrease in salaries and wages.

Salaries and wages decreased $0.5 million or 1.1% in the second quarter of 2024 as compared to the second quarter of 2023 due to lower staffing levels associated with efficiency improvements in the mortgage and branch staffing models, partially offset by normal compensation merit adjustments. Average full time equivalent employees decreased by 6.8% from the second quarter of 2024 to the second quarter of 2023 as a result of these improvements. Salaries and wages increased $0.6 million or 0.7% in the first six months of 2024 as compared to the first six months of 2023 due to higher stock compensation expense as well as a reduction in deferred loan contra costs.

Employee benefits expense decreased by $0.9 million or 8.1% in the second quarter of 2024 as compared to the second quarter of 2023. This decrease was primarily due to a $0.8 million decrease in health insurance contributions driven by lower staffing levels. Similarly, employee benefits expense decreased $0.8 million or 3.4% in the first six months of 2024 as compared to the first six months of 2023.

Equipment and software expense increased $1.6 million in the second quarter of 2024 compared to the prior year second quarter reflecting the impact of prior year ATM upgrades, which were phased in throughout the prior year. Similarly, equipment and software costs increased $2.6 million or 14.4% in the first six months of 2024 as compared to the first six months of 2023.

Restructuring and merger-related expenses increased $3.7 million in the second quarter of 2024 as compared to the second quarter of 2023, due to fixed asset write-downs and lease termination expenses associated with the planned closure of additional branches and back-office buildings from the continuation of the branch optimization strategy. For the six months ended June 30, 2024, restructuring and merger-related expenses increased $0.6 million from the same period in 2023 as similar write-downs and termination expenses occurred in the first quarter of 2023.

Postage, supplies and other operating expense increased by $1.5 million or 21.1% in the second quarter of 2024 as compared to the second quarter of 2023 primarily due to higher costs and fees in support of loan growth and other miscellaneous expenses, including Reg-E writeoffs. Similarly, postage, supplies and other expense increased $1.8 million or 13.3% in the first six months of 2024 as compared to the same period in 2023.

INCOME TAXES

The provision for income taxes was $6.1 million for the three months ended June 30, 2024, which is a $3.0 million decrease compared to the provision for the three months ended June 30, 2023. The decrease in the provision for income taxes is due to an $18.9 million decrease in pre-tax income over the same time period. The provision for income taxes was $13.8 million for the six months ended June 30, 2024, which is a $5.2 million decrease compared to the provision for the six months ended June 30, 2023, as pre-tax income decreased by $27.8 million over the same time period.

FINANCIAL CONDITION

Total assets increased 2.3%, while shareholders' equity increased 0.4% at June 30, 2024 as compared to December 31, 2023. Total securities decreased $111.2 million or 3.3% from December 31, 2023 to June 30, 2024, as investment runoff was used to fund loan growth. Total portfolio loans were $12.3 billion, which increased $619.1 million or 5.3% since December 31, 2023 driven by strong performance from our commercial and residential lending teams. Deposits increased $263.7 million, or 2.0% from December 31, 2023, reflecting the benefit of deposit gathering and retention efforts by our retail and commercial teams. The composition of total deposits continues to have some mix shift, reflecting the impact of the significant increase in the federal funds rate; however, total demand deposits continue to represent 55% of total deposits, with the non-interest bearing component representing 28%, which is consistent with the percentage range prior to the pandemic. The overall decrease in transaction-based accounts is primarily attributable to customers' preferences as deposit rates have risen in the current market environment. Deposits were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. Total borrowings increased $125.0 million or 9.3% during the first six months of 2024, which was primarily due to the increase in loans which required additional liquidity. Shareholders' equity increased $11.2 million or 0.4% from December 31, 2023 to June 30, 2024 as net income exceeded dividends declared for the period.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2024	2023	Change ($)	Change (%)
Equity securities (at fair value)	$13,091	$12,320	$771	6.3
Available-for-sale debt securities (at fair value)
U.S. Treasuries	49,103	—	49,103	100.0
U.S. Government sponsored entities and agencies	199,258	208,366	(9,108)	(4.4)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,514,028	1,629,684	(115,656)	(7.1)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	256,190	268,307	(12,117)	(4.5)
Obligations of states and political subdivisions	71,756	76,125	(4,369)	(5.7)
Corporate debt securities	11,788	11,847	(59)	(0.5)
Total available-for-sale debt securities	$2,102,123	$2,194,329	$(92,206)	(4.2)
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$3,300	$3,587	$(287)	(8.0)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	35,776	38,893	(3,117)	(8.0)
Obligations of states and political subdivisions	1,122,395	1,136,779	(14,384)	(1.3)
Corporate debt securities	18,213	20,268	(2,055)	(10.1)
Total held-to-maturity debt securities	1,179,684	1,199,527	(19,843)	(1.7)
Total securities	$3,294,898	$3,406,176	$(111,278)	(3.3)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.37%	2.31%
As a % of total securities	64.2%	64.8%
Weighted average life (in years)	6.4	6.8
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	2.97%	2.97%
As a % of total securities	35.8%	35.2%
Weighted average life (in years)	8.7	8.7
Total securities:
Weighted average yield at the respective period end (2)	2.57%	2.52%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	7.1	7.4

(1)
At June 30, 2024 and December 31, 2023, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $92.2 million or 4.2% from December 31, 2023 to June 30, 2024. Through the first six months of the year, the available-for-sale portfolio decreased by $141.3 million or 6.4%, primarily due to paydowns, calls and maturities exceeding purchases. The held-to-maturity portfolio decreased by $19.8 million or 1.7% due primarily to maturities and calls of municipal securities. The weighted average yield of the portfolio increased 5 basis point from 2.52% at December 31, 2023 to 2.57% at June 30, 2024, primarily due to increases in the indices tied to variable rate securities.

Total gross unrealized securities losses increased $31.8 million from $438.3 million at December 31, 2023 to $470.1 million at June 30, 2024. The increase in unrealized losses from December 31, 2023 was due to an increase in market rates in 2024 to date, causing market prices to decrease. Wesbanco believes that none of the unrealized losses on available-for-sale securities at June 30, 2024 require an allowance for credit losses. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2024 and December 31, 2023 were $241.6 million and $233.2 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $151.3 million at June 30, 2024, compared to $130.4 million at December 31, 2023. With approximately 36% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.6 million and $8.8 million as of June 30, 2024 and December 31, 2023, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

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

TABLE 10. COMPOSITION OF LOANS (1)

	June 30, 2024		December 31, 2023
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$1,061,390	8.6	$1,055,865	9.1
Improved property	5,937,498	48.4	5,509,583	47.3
Total commercial real estate	6,998,888	57.0	6,565,448	56.4
Commercial and industrial	1,760,479	14.3	1,670,659	14.3
Residential real estate	2,506,957	20.4	2,438,574	20.9
Home equity	770,599	6.3	734,219	6.3
Consumer	220,588	1.8	229,561	2.0
Total portfolio loans	12,257,511	99.8	11,638,461	99.9
Loans held for sale	25,433	0.2	16,354	0.1
Total loans	$12,282,944	100.0	$11,654,815	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $619.0 million or 5.3% from December 31, 2023, and have increased $1.1 billion or 10.1% over the past twelve months. The increase over the last twelve months was driven by a 27.9% growth in land and construction loans due to increased originations. Originations have outpaced repayments in several loan categories, leading to increases of 13.0% in commercial and industrial loans, 9.8% in home equity loans, 8.6% in improved property loans, and 7.0% in residential real estate. Consumer loans have decreased slightly at 5.0%.

Total loan commitments of $5.0 billion, including loans approved but not closed, increased $264.8 million or 5.6% from December 31, 2023 due primarily to increased loans approved but not closed. The average line utilization percentage for the commercial portfolio was 35.7% for the three months ended June 30, 2024 compared to 31.9% for the three months ended December 31, 2023.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors. The breakdown for all CRE – improved property is 26% owner-occupied and 74% investor-owned. The bank has instituted additional monitoring of the office building portfolio, as remote work has put pressure on the need for dedicated office space in certain markets. The office portfolio breakdown within CRE – improved property is 34% owner-occupied and 66% investor-owned. Investor-owned office buildings represent 3.7% of the total loan portfolio.

Loans held for sale at both June 30, 2024 and December 31, 2023 are originated residential mortgages that are committed to be sold into the secondary market. Loans held for sale increased by $9.1 million or 55.5% from December 31, 2023 due to increased originations in the first half of 2024, particularly in the second quarter, as compared to those in the fourth quarter of 2023.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 11. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2024	December 31, 2023
Non-performing loans:
Commercial real estate - land and construction	$184	$—
Commercial real estate - improved property	16,756	9,557
Commercial and industrial	2,058	1,841
Residential real estate	11,005	10,582
Home equity	5,401	4,777
Consumer	64	51
Total non-performing loans	$35,468	$26,808
Other real estate owned and repossessed assets	1,328	1,497
Total non-performing assets	$36,796	$28,305
Non-performing loans/total portfolio loans	0.29%	0.23%
Non-performing assets/total assets	0.20%	0.16%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.30%	0.24%

As of the adoption of ASU 2022-02, non-performing loans consist only of non-accrual loans. Non-performing loans increased $8.7 million or 32.3% from December 31, 2023. (Please see the Notes to the Consolidated Financial Statements for additional discussion).

The following table presents past due and accruing loans excluding non-accruals:

TABLE 12. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUALS

(unaudited, dollars in thousands)	June 30, 2024	December 31, 2023
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	1,296	1,899
Commercial and industrial	2,979	3,184
Residential real estate	3,089	2,602
Home equity	1,417	1,407
Consumer	390	546
Total loans past due 90 days or more	9,171	9,638
Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	4,532	7,476
Commercial and industrial	2,139	1,834
Residential real estate	4,226	3,093
Home equity	4,790	5,461
Consumer	4,640	5,011
Total loans past due 30 to 89 days	20,327	22,875
Total loans 30 days or more past due	$29,498	$32,513
Loans past due 90 days or more and accruing to total portfolio loans	0.07%	0.08%
Loans past due 30-89 days and accruing to total portfolio loans	0.17%	0.20%

Loans past due 30 days or more and accruing interest, excluding non-accruals, decreased $3.0 million or 9.3% from December 31, 2023. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due decreased $0.5 million and represented 0.07% of total portfolio loans at June 30, 2024 and 0.08% at December 31, 2023. Loans 30 to 89 days past due represented 0.17% of total portfolio loans at June 30, 2024 and 0.20% at December 31, 2023.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of June 30, 2024, the total allowance for credit losses – loans and commitments was $145.7 million, of which $136.5 million related to loans and $9.2 million related to loan commitments. The allowance for credit losses – loans was 1.11% of total portfolio loans as of June 30, 2024, compared to 1.12% as of December 31, 2023. Excluded from the allowance for credit losses and related coverage ratio are fair market value adjustments on previously acquired loans representing 0.10% of total portfolio loans at June 30, 2024. The allowance for credit losses – loans individually-evaluated increased $3.0 million from December 31, 2023 to June 30, 2024. The population of individually-evaluated loans consisted of seven loans, with a total outstanding loan balance of $40.4 million. The allowance for loans collectively-evaluated increased from December 31, 2023 to June 30, 2024 by $2.8 million. The allowance for credit losses- loan commitments was $9.2 million at June 30, 2024 as compared to $8.6 million as of December 31, 2023, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the probability of default (“PD”)/ loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of June 30, 2024, the forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.4%, and subsequently increase to an average of 4.8% over the remainder of the forecast period. Quarterly changes to the economic drivers of the quantitative model, including changes to the portfolio mix as well as a specific reserve on one C&I credit and an increase in net charge-offs caused the allowance for credit losses - loans to increase from December 31, 2023 to June 30, 2024 by $5.8 million.

Criticized and classified loans were 2.15% of total portfolio loans, or $263.4 million, at June 30, 2024, decreasing from 2.22% of total portfolio loans at December 31, 2023. See Note 4, “Loans and the Allowance for Credit Losses” for more information.

Table 13 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 13. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	June 30, 2024	Percent of Total	December 31, 2023	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$7,826	5.4	$7,123	5.1
Commercial real estate - improved property	58,577	40.1	59,351	42.7
Commercial and industrial	41,405	28.4	36,644	26.3
Residential real estate	22,403	15.4	21,218	15.2
Home equity	1,104	0.8	1,017	0.7
Consumer	3,643	2.5	3,956	2.8
Deposit account overdrafts	1,551	1.1	1,366	1.0
Total allowance for credit losses - loans	$136,509	93.7	$130,675	93.8
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$7,940	5.4	$6,894	5.0
Commercial real estate - improved property	—	—	—	—
Commercial and industrial	—	—	429	0.3
Residential real estate	1,254	0.9	1,276	0.9
Home equity	—	—	5	—
Consumer	—	—	—	—
Total allowance for credit losses - loan commitments	9,194	6.3	8,604	6.2
Total allowance for credit losses - loans and loan commitments	$145,703	100.0	$139,279	100.0

Although the allowance for credit losses is allocated as described in Table 13, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at June 30, 2024.

DEPOSITS

TABLE 14. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Deposits
Non-interest bearing demand	$3,826,249	$3,962,592	$(136,343)	(3.4)
Interest bearing demand	3,505,651	3,463,443	42,208	1.2
Money market	2,283,294	2,017,713	265,581	13.2
Savings deposits	2,429,241	2,493,254	(64,013)	(2.6)
Certificates of deposit	1,387,938	1,231,702	156,236	12.7
Total deposits	$13,432,373	$13,168,704	$263,669	2.0

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 192 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits increased $263.7 million or 2.0% during the first six months of 2024. Money market deposit accounts increased 13.2%, which was partially offset by savings deposits and demand deposits decreasing 2.6% and 1.3%, respectively. The net increase in deposits reflects the benefit of deposit gathering and retention efforts by both retail and commercial teams. The composition of total deposits continues to have a shift in the mix, reflecting the impact of the significant increase in the federal funds rate. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, Wesbanco also participates in the Insured Cash Sweep (ICS®) deposit program. ICS® reciprocal balances totaled $1.1 billion and $1.0 billion at June 30, 2024 and December 31, 2023, respectively. In addition, ICS® one-way buys totaled $200.7 million and $200.6 million at June 30, 2024 and December 31, 2023, respectively.

Certificates of deposit increased 12.7% from December 31, 2023 to June 30, 2024. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $44.8 million in outstanding balances at June 30, 2024, none of which represented one-way buys, compared to $48.4 million in total outstanding balances, of which $10.6 million represented one-way buys, at December 31, 2023. Certificates of deposit greater than $250,000 were approximately $282.0 million at June 30, 2024 compared to $223.4 million at December 31, 2023. Certificates of deposit totaling approximately $1.2 billion at June 30, 2024 with a cost of 3.92% are scheduled to mature within the next 12 months. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 15. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,475,000	$1,350,000	$125,000	9.3
Other short-term borrowings	105,757	105,893	(136)	(0.1)
Subordinated debt and junior subordinated debt	279,193	279,078	115	0.0
Total	$1,859,950	$1,734,971	$124,979	7.2

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. FHLB borrowings increased $125.0 million from December 31, 2023 to June 30, 2024, as $1.2 billion in new advances were partially offset by $1.1 billion in maturities. The average cost of maturing FHLB advances and new borrowings during the first six months of 2024 was 5.63%.

Other short-term borrowings, which may consist of federal funds purchased, repurchase agreements and overnight sweep checking accounts were $105.8 million at June 30, 2024, compared to $105.9 million at December 31, 2023. There were no outstanding federal funds purchased at either June 30, 2024 or December 31, 2023.

CAPITAL RESOURCES

Shareholders' equity increased $11.2 million or 0.4% from December 31, 2023, to $2.5 billion at June 30, 2024. The increase resulted from net income during the current six-month period of $64.6 million, exceeding the declaration of common and preferred shareholder dividends totaling $42.4 million and $5.1 million, respectively, and was partially offset by an $8.5 million other comprehensive loss for the six months ended June 30, 2024. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.36 per share in November 2023, representing a 2.9% increase over the prior quarterly rate and a cumulative 157% increase since 2010.

Wesbanco did not purchase any shares of its common stock on the open market during the three-month period ended June 30, 2024 under the current share repurchase authorization. At June 30, 2024, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 972,440 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2024, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of June 30, 2024, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $169.5 million from the Bank.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at June 30, 2024 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized,” as the capital benefit approximated five to seven basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			June 30, 2024			December 31, 2023
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,661,933	9.72%	$684,234	$1,647,759	9.87%	$667,914
Common equity Tier 1	4.50%	6.50%	1,517,449	10.58%	645,554	1,503,275	10.99%	615,420
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,661,933	11.58%	860,739	1,647,759	12.05%	820,560
Total capital to risk-weighted assets	8.00%	10.00%	2,072,344	14.45%	1,147,651	2,039,252	14.91%	1,094,080
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,703,842	9.97%	$683,258	$1,655,886	9.93%	$667,039
Common equity Tier 1	4.50%	6.50%	1,703,842	11.91%	643,993	1,655,886	12.13%	614,232
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,703,842	11.91%	858,658	1,655,886	12.13%	818,976
Total capital to risk-weighted assets	8.00%	10.00%	1,837,312	12.84%	1,144,877	1,770,417	12.97%	1,091,968
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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 66.9% at June 30, 2024 and deposit balances funded 74.1% of assets.

The following table lists the sources of liquidity from assets at June 30, 2024 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$486,789
Securities with a maturity date within the next year and callable securities	372,648
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	264,084
Loans held for sale	25,433
Accruing loans scheduled to mature	1,410,039
Normal loan repayments	1,448,047
Total sources of liquidity expected within the next year	$4,007,040
(1)
Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.4 billion at June 30, 2024. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.2 billion at June 30, 2024, with a weighted average cost of 3.92%, which includes jumbo regular certificates of deposit totaling $626.3 million with a weighted-average cost of 4.33%, and jumbo CDARS® certificates of deposit of $39.0 million with a weighted-average cost of 3.96%. Wesbanco had no brokered one-way buys at June 30, 2024.

Uninsured deposits, as reported for regulatory purposes, totaled $4.1 billion at June 30, 2024, or 30% of total deposits. Uninsured deposits include $1.5 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at June 30, 2024, uninsured deposits were $2.6 billion, or 19% of total deposits.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $3.6 billion and $3.4 billion at June 30, 2024 and December 31, 2023, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. Wesbanco can also use this line of credit for pledging collateral to cover public funds deposits, as an alternative to pledging securities from the investment portfolio. At June 30, 2024, the Bank had unpledged available-for-sale securities with an estimated fair value of $277.7 million, or 13.6% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Approximately 58% of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015. As a result of this growth, Wesbanco is monitoring exposure to public funds deposits in relation to pledging requirements and providing insured cash sweep ("ICS") deposits via IntraFi® as a solution for a portion of new and existing public fund depositors. In addition, at June 30, 2024, the Bank had unpledged held-to-maturity securities with an estimated fair value of $751.1 million. Approximately 96%, or $722.4 million of these securities are municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at June 30, 2024. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at June 30, 2024, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $105.8 million at June 30, 2024 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or lines of credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $217.9 million in cash on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2024, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $169.5 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $5.0 billion and $4.7 billion at June 30, 2024 and December 31, 2023, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 11, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

The earnings sensitivity simulation model projects changes in net interest income resulting from the effects of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, call dates, changes to deposit product betas and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on internally-developed models derived from institution specific data, current market rates and economic forecasts, and are internally back-tested and periodically reviewed by an independent third-party consultant. Key assumptions are reviewed quarterly and updated as deemed appropriate by management. No significant assumption changes were made this period. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured (otherwise known as a "static" balance sheet) and also assumes that a particular change in interest rates is reflected immediately and parallel across all tenors of the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results, particularly in times of stress. In addition, this analysis does not consider actions that management might employ in the future in response to changes in interest rates, as well as changes in earning asset and costing liability balances.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at June 30, 2024 and December 31, 2023, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2024	December 31, 2023	Guidelines
+200	4.1%	3.3%	(10.0%)
+100	3.5%	3.0%	(7.5%)
-100	(3.3%)	(3.0%)	(7.5%)
-200	(7.5%)	(7.0%)	(10.0%)
-300	(12.4%)	(11.5%)	(15.0%)
-400	(17.2%)	(16.3%)	(20.0%)

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of June 30, 2024 and December 31, 2023. Changes in EVE sensitivity since year-end 2023 relate to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	June 30, 2024	December 31, 2023	Guidelines
+200	2.8%	0.3%	(20.0%)
+100	4.1%	2.6%	(10.0%)
-100	(2.9%)	(2.8%)	(10.0%)
-200	(7.8%)	(8.0%)	(20.0%)
-300	(15.8%)	(16.5%)	(30.0%)
-400	(26.8%)	(28.0%)	(40.0%)

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

CHANGES IN INTERNAL CONTROLS— There were no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Wesbanco is involved in various lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. While any litigation contains an element of uncertainty, Wesbanco does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

ITEM 1A. RISK FACTORS

In light of its entrance into the Merger Agreement and the transactions contemplated thereby, Wesbanco is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 26, 2024 (“Annual Report”). The following risk factors should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K. Any of the risks described in our Annual Report, as well as any of the risks described below, could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also adversely impact our business or financial results. Except as set forth below, there are no material changes related to risk factors from the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Relating to the Merger

Although we expect that our pending acquisition of Premier Financial will result in cost savings, synergies and other benefits, the combined company may not realize those benefits because of integration difficulties and other challenges.

The success of our acquisition of Premier Financial will depend in large part on the success of the management of the combined company in integrating the operations, strategies, technologies and personnel of the two companies following the completion of the Merger. The combined company may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer than expected or is more costly than expected. The failure of the combined company to meet the challenges involved in successfully integrating the operations of the two companies or to otherwise realize any of the anticipated benefits of the Merger, including additional cost savings and synergies, could impair the operations of the combined company. In addition, we anticipate that the overall integration of Premier Financial will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt the combined company’s business.

Potential difficulties the combined company may encounter in the integration process include the following:

•
the integration of management teams, strategies, technologies and operations, products and services;
•
the disruption of ongoing businesses and distraction of their respective management teams from ongoing business concerns;
•
the retention of and possible decrease in business from the existing customers of both companies;
•
the creation of uniform standards, controls, procedures, policies and information systems;
•
the reduction of the costs associated with each company’s operations;
•
the integration of corporate cultures and maintenance of employee morale;
•
the retention of key employees; and
•
potential unknown liabilities associated with the Merger.

The anticipated cost savings, synergies and other benefits of the Merger assume a successful integration of the companies and are based on projections and other assumptions, which are inherently uncertain. Even if integration is successful, anticipated cost savings, synergies and other benefits may not be achieved.

We have incurred, and will incur, significant transaction-related costs in connection with the Merger.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus, and filing and other fees to be paid to the SEC and other regulatory agencies in connection with the Merger. These fees and costs will be significant. In addition, we will incur significant costs with respect to the issuance and sale of shares of our common stock to investors in a private placement (the “Private Placement”) pursuant to a Securities Purchase Agreement that is related to the Merger. If the Merger is not completed, we may have to recognize these expenses without realizing the expected benefits of the Merger.

In addition, we also expect to incur a number of non-recurring transaction-related costs associated with combining the operations of the two companies and achieving desired synergies. Additional unanticipated costs may be incurred in the integration of our business with the business of Premier Financial. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

Our pending acquisition of Premier Financial is subject to conditions, including certain conditions that may not be satisfied, and may not be completed on a timely basis, or at all. In addition, the Merger Agreement may be terminated in certain circumstances. Failure to complete the Merger could have material and adverse effects on us.

The completion of the Merger is subject to a number of conditions, which make the completion and timing of the completion of the Merger uncertain. In addition, the Merger Agreement may be terminated in certain circumstances. If the Merger is not completed on a timely basis, or at all, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we and Premier Financial will be subject to a number of risks, including the following:

•
we will be required to pay certain costs relating to the Merger and the Private Placement, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;
•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our respective businesses prior to completing the Merger, which may adversely affect our ability to execute certain of our respective business strategies;
•
time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities; and
•
the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, we cannot assure its shareholders that the risks described above will not materialize and will not adversely affect the business, financial results and market price of our Common Stock.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business and operations.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies. Such limitations could negatively affect our businesses and operations prior to the completion of the Merger. Furthermore, the process of planning to integrate two businesses and organizations for the post-Merger period can divert management attention and resources and could ultimately have an adverse effect on us.

In connection with the Merger, parties with which we do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us or the combined business. It is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of shares of our common stock, regardless of whether the Merger is completed.

The market price of our common stock may decline in the future as a result of the Merger.

The market price of our common stock may decline in the future as a result of the Merger for a number of reasons, including due to:

•
an unsuccessful integration of Premier Financial (including for the reasons set forth in the preceding risk factors); or
•
the failure of the combined company to achieve the perceived benefits of the Merger, including financial results, as rapidly as or to the extent anticipated by financial or industry analysts.

These factors are, to some extent, beyond our control. As a consequence, our shareholders could lose the value of their investment in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2024, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 972,440 shares remaining for repurchase.

Other repurchases in the second quarter included those for Wesbanco's Employee Stock Ownership and 401(k) Plan and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2024				1,019,136

April 1, 2024 to April 30, 2024	31,770	$29.51	—	1,019,136
May 1, 2024 to May 31, 2024	2,190	$28.17	—	1,019,136
June 1, 2024 to June 30, 2024	49,473	$28.87	46,696	972,440
Total	83,433	$29.09	46,696	972,440
(1)
Total shares purchased consist of open market purchases transacted in the KSOP for employee benefit and dividend reinvestment plans.
(2)
Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.”

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, dated July 25, 2024, by and among Wesbanco, Inc., Wesbanco Bank, Inc., Premier Financial Corp. and Premier Bank (incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 26, 2024).

10.1

Wesbanco, Inc. Amended and Restated Incentive Bonus, Options and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 18, 2024).

10.2

Form of Securities Purchase Agreement, dated July 25, 2024, by and among Wesbanco, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 26, 2024).

10.3

Form of Registration Rights Agreement, dated July 25, 2024, by and among Wesbanco, Inc. and the other parties identified therein (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 26, 2024).

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

WESBANCO, INC.

Date: August 1, 2024	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)