Form 10-Q
period 2024-09-30
WESBANCO INC
filed 2024-10-31
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 24, 2024, there were 66,872,229 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(unaudited, in thousands, except shares)	2024	2023
ASSETS
Cash and due from banks, including interest bearing amounts of $448,676 and $436,879, respectively	$620,897	$595,383
Securities:
Equity securities, at fair value	13,355	12,320
Available-for-sale debt securities, at fair value	2,228,527	2,194,329
Held-to-maturity debt securities (fair values of $1,052,781 and $1,069,159, respectively)	1,162,359	1,199,527
Allowance for credit losses, held-to-maturity debt securities	(148)	(192)
Net held-to-maturity debt securities	1,162,211	1,199,335
Total securities	3,404,093	3,405,984
Loans held for sale	22,127	16,354
Portfolio loans, net of unearned income	12,451,430	11,638,461
Allowance for credit losses - loans	(140,872)	(130,675)
Net portfolio loans	12,310,558	11,507,786
Premises and equipment, net	222,005	233,571
Accrued interest receivable	79,465	77,435
Goodwill and other intangible assets, net	1,126,050	1,132,267
Bank-owned life insurance	358,701	355,033
Other assets	370,273	388,561
Total Assets	$18,514,169	$17,712,374
LIABILITIES
Deposits:
Non-interest bearing demand	$3,777,781	$3,962,592
Interest bearing demand	3,667,082	3,463,443
Money market	2,347,444	2,017,713
Savings deposits	2,381,542	2,493,254
Certificates of deposit	1,663,494	1,231,702
Total deposits	13,837,343	13,168,704
Federal Home Loan Bank borrowings	1,175,000	1,350,000
Other short-term borrowings	140,641	105,893
Subordinated debt and junior subordinated debt	279,251	279,078
Total borrowings	1,594,892	1,734,971
Accrued interest payable	16,406	11,121
Other liabilities	263,943	264,516
Total Liabilities	15,712,584	15,179,312
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at September 30, 2024 and December 31, 2023, respectively	144,484	144,484
Common stock, $2.0833 par value; 100,000,000 shares authorized; 75,354,034 and 68,081,306 shares issued; 66,871,479 and 59,376,435 shares outstanding at September 30, 2024 and December 31, 2023, respectively	156,985	141,834
Capital surplus	1,808,272	1,635,859
Retained earnings	1,169,808	1,142,586
Treasury stock (8,482,555 and 8,704,871 shares - at cost, respectively)	(294,079)	(302,995)
Accumulated other comprehensive loss	(181,804)	(226,693)
Deferred benefits for directors	(2,081)	(2,013)
Total Shareholders' Equity	2,801,585	2,533,062
Total Liabilities and Shareholders' Equity	$18,514,169	$17,712,374

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$184,215	$155,206	$526,550	$434,352
Interest and dividends on securities:
Taxable	17,651	18,082	51,984	55,651
Tax-exempt	4,498	4,679	13,640	14,191
Total interest and dividends on securities	22,149	22,761	65,624	69,842
Other interest income	7,365	5,622	19,881	16,004
Total interest and dividend income	213,729	183,589	612,055	520,198
INTEREST EXPENSE
Interest bearing demand deposits	28,139	20,873	80,654	49,181
Money market deposits	19,609	10,841	54,166	22,313
Savings deposits	8,246	6,699	23,796	16,559
Certificates of deposit	14,284	5,983	36,513	10,092
Total interest expense on deposits	70,278	44,396	195,129	98,145
Federal Home Loan Bank borrowings	17,147	16,463	50,374	44,477
Other short-term borrowings	1,092	745	2,662	1,654
Subordinated debt and junior subordinated debt	4,070	4,303	12,189	12,342
Total interest expense	92,587	65,907	260,354	156,618
NET INTEREST INCOME	121,142	117,682	351,701	363,580
Provision for credit losses	4,798	6,327	19,352	12,932
Net interest income after provision for credit losses	116,344	111,355	332,349	350,648
NON-INTEREST INCOME
Trust fees	7,517	6,705	22,902	21,116
Service charges on deposits	7,945	6,726	21,841	19,128
Digital banking income	5,084	4,949	14,828	14,564
Net swap fee and valuation (loss) income	(627)	3,845	2,712	7,257
Net securities brokerage revenue	2,659	2,394	7,808	7,492
Bank-owned life insurance	2,173	2,398	7,032	7,547
Mortgage banking income	1,280	975	3,042	2,002
Net securities gains (losses)	675	(337)	1,347	13
Net (loss) gain on other real estate owned and other assets	(239)	(28)	(51)	1,075
Other income	3,145	3,252	10,135	10,178
Total non-interest income	29,612	30,879	91,596	90,372
NON-INTEREST EXPENSE
Salaries and wages	44,890	45,351	131,879	131,774
Employee benefits	11,522	11,922	34,284	35,492
Net occupancy	6,226	6,146	19,158	18,921
Equipment and software	10,157	9,132	30,622	27,018
Marketing	2,977	3,115	7,233	8,203
FDIC insurance	3,604	3,125	10,576	8,880
Amortization of intangible assets	2,053	2,262	6,217	6,845
Restructuring and merger-related expense	1,977	641	5,755	3,830
Other operating expenses	17,777	16,245	55,044	49,535
Total non-interest expense	101,183	97,939	300,768	290,498
Income before provision for income taxes	44,773	44,295	123,177	150,522
Provision for income taxes	7,501	7,453	21,296	26,458
Net income	37,272	36,842	101,881	124,064
Preferred stock dividends	2,531	2,531	7,594	7,594
Net income available to common shareholders	$34,741	$34,311	$94,287	$116,470
EARNINGS PER COMMON SHARE
Basic	$0.54	$0.58	$1.54	$1.96
Diluted	$0.54	$0.58	$1.54	$1.96
AVERAGE COMMON SHARES OUTSTANDING
Basic	64,488,962	59,358,653	61,143,452	59,280,644
Diluted	64,634,208	59,443,366	61,272,602	59,386,429
DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.35	$1.08	$1.05

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2024	2023	2024	2023
Net income	$37,272	$36,842	$101,881	$124,064
Debt securities available-for-sale:
Net change in unrealized gains (losses) on debt securities available-for-sale	70,448	(44,112)	59,336	(47,521)
Related income tax effect	(16,909)	10,705	(14,074)	11,632
Net securities losses reclassified into earnings	—	69	12	228
Related income tax effect	(58)	(17)	(178)	(55)
Net effect on other comprehensive income (loss) for the period	53,481	(33,355)	45,096	(35,716)
Defined benefit plans:
Amortization of net (gain) loss and prior service costs	(101)	100	(304)	298
Related income tax effect	24	(24)	97	(72)
Net effect on other comprehensive (loss) income for the period	(77)	76	(207)	226
Total other comprehensive income	53,404	(33,279)	44,889	(35,490)
Comprehensive income	$90,676	$3,563	$146,770	$88,574

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended September 30, 2024 and 2023
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
June 30, 2024	$144,484	59,579,310	$141,834	$1,630,830	$1,159,217	$(294,818)	$(235,208)	$(2,060)	$2,544,279
Net income	—	—	—	—	37,272	—	—	—	37,272
Other comprehensive income	—	—	—	—	—	—	53,404	—	53,404
Comprehensive income	—	—	—	—	—	—	—	—	90,676
Common dividends declared ($0.36 per share)	—	—	—	—	(23,849)	—	—	—	(23,849)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Issuance of common stock, net of issuance costs	—	7,272,728	15,151	175,816	—	—	—	—	190,967
Issuance of common stock for dividend reinvestment	—	7,908	—	—	(301)	301	—	—	—
Treasury shares acquired	—	(142)	—	—	—	(6)	—	—	(6)
Stock options exercised	—	11,675	—	(164)	—	444	—	—	280
Restricted stock granted	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	1,778	—	—	—	—	1,778
Deferred benefits for directors - net	—	—	—	12	—	—	—	(21)	(9)
September 30, 2024	$144,484	66,871,479	$156,985	$1,808,272	$1,169,808	$(294,079)	$(181,804)	$(2,081)	$2,801,585

June 30, 2023	$144,484	59,355,062	$141,834	$1,630,963	$1,118,135	$(303,770)	$(264,627)	$(2,021)	$2,464,998
Net income	—	—	—	—	36,842	—	—	—	36,842
Other comprehensive loss	—	—	—	—	—	—	(33,279)	—	(33,279)
Comprehensive income	—	—	—	—	—	—	—	—	3,563
Common dividends declared ($0.35 per share)	—	—	—	—	(20,583)	—	—	—	(20,583)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Issuance of common stock for dividend reinvestment	—	7,275	—	—	(266)	266	—	—	—
Treasury shares acquired	—	—	—	—	—	—	—	—	—
Stock options exercised	—	941	—	(14)	—	38	—	—	24
Restricted stock granted	—	1,418	—	(42)	—	42	—	—	—
Stock compensation expense	—	—	—	2,472	—	—	—	—	2,472
Deferred benefits for directors - net	—	—	—	16	—	—	—	(18)	(2)
September 30, 2023	$144,484	59,364,696	$141,834	$1,633,395	$1,131,597	$(303,424)	$(297,906)	$(2,039)	$2,447,941

	For the Nine Months Ended September 30, 2024 and 2023
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2023	$144,484	59,376,435	$141,834	$1,635,859	$1,142,586	$(302,995)	$(226,693)	$(2,013)	$2,533,062
Net income	—	—	—	—	101,881	—	—	—	101,881
Other comprehensive income	—	—	—	—	—	—	44,889	—	44,889
Comprehensive income	—	—	—	—	—	—	—	—	146,770
Common dividends declared ($1.08 per share)	—	—	—	—	(66,241)	—	—	—	(66,241)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(7,594)	—	—	—	(7,594)
Issuance of common stock, net of issuance costs	—	7,272,728	15,151	175,816	—	—	—	—	190,967
Issuance of common stock for dividend reinvestment	—	21,966	—	—	(824)	824	—	—	—
Treasury shares acquired	—	(49,871)	—	—	—	(1,447)	—	—	(1,447)
Stock options exercised	—	19,814	—	(290)	—	746	—	—	456
Restricted stock granted	—	230,407	—	(8,793)	—	8,793	—	—	—
Stock compensation expense	—	—	—	5,645	—	—	—	—	5,645
Deferred benefits for directors - net	—	—	—	35	—	—	—	(68)	(33)
September 30, 2024	$144,484	66,871,479	$156,985	$1,808,272	$1,169,808	$(294,079)	$(181,804)	$(2,081)	$2,801,585

December 31, 2022	$144,484	59,198,963	$141,834	$1,635,877	$1,077,675	$(308,964)	$(262,416)	$(1,828)	$2,426,662
Net income	—	—	—	—	124,064	—	—	—	124,064
Other comprehensive loss	—	—	—	—	—	—	(35,490)	—	(35,490)
Comprehensive income	—	—	—	—	—	—	—	—	88,574
Common dividends declared ($1.05 per share)	—	—	—	—	(61,729)	—	—	—	(61,729)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(7,594)	—	—	—	(7,594)
Issuance of common stock for dividend reinvestment		22,455			(819)	819			—
Treasury shares acquired	—	(162,432)	—	—	—	(3,745)	—	—	(3,745)
Stock options exercised	—	6,432	—	(60)	—	206	—	—	146
Restricted stock granted	—	299,278	—	(8,260)	—	8,260	—	—	—
Stock compensation expense	—	—	—	5,806	—	—	—	—	5,806
Deferred benefits for directors - net	—	—	—	32	—	—	—	(211)	(179)
September 30, 2023	$144,484	59,364,696	$141,834	$1,633,395	$1,131,597	$(303,424)	$(297,906)	$(2,039)	$2,447,941

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2024	2023
NET CASH PROVIDED BY OPERATING ACTIVITIES	$143,573	$121,956
INVESTING ACTIVITIES
Net increase in loans held for investment	(817,803)	(612,293)
Available-for-sale debt securities:
Proceeds from sales	—	30,987
Proceeds from maturities, prepayments and calls	235,028	254,684
Purchases of securities	(213,403)	(4,500)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	35,682	35,823
Proceeds from bank owned life insurance	3,363	2,946
Purchases of premises and equipment – net	(5,734)	(19,581)
Net cash used in investing activities	(762,867)	(311,934)
FINANCING ACTIVITIES
Increase (decrease) in deposits	668,796	(40,022)
Proceeds from Federal Home Loan Bank borrowings	1,175,000	1,380,000
Repayment of Federal Home Loan Bank borrowings	(1,350,000)	(960,000)
Increase (decrease) in other short-term borrowings	34,748	(28,376)
Principal repayments of finance lease obligations	(2,550)	(2,057)
Dividends paid to common shareholders	(63,568)	(61,703)
Dividends paid to preferred shareholders	(7,594)	(7,594)
Issuance of common stock, net of equity issuance costs	190,967	—
Treasury shares purchased - net	(991)	(3,599)
Net cash provided by financing activities	644,808	276,649
Net increase in cash, cash equivalents and restricted cash	25,514	86,671
Cash, cash equivalents and restricted cash at beginning of the period	595,383	408,411
Cash, cash equivalents and restricted cash at end of the period	$620,897	$495,082
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$255,053	$149,960
Income taxes paid	23,735	33,785
Transfers of loans to other real estate owned	152	168

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

Wesbanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), as well as with the policy changes indicated below. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Wesbanco’s financial position and results of operations for each of the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on Wesbanco’s net income and shareholders’ equity. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

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

ASU 2023-08 – Intangibles-Goodwill and Other Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of a Crypto Asset

In December 2023, the FASB issued ASU 2023-08, "Intangibles-Goodwill and Other Crypto Assets (Subtopic 350-60)." The amendments in this Update require that an entity measure crypto assets at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The amendments also require that an entity provide enhanced disclosures for both annual and interim reporting periods to provide investors with relevant information to analyze and assess the exposure and risk of significant individual crypto asset holdings. In addition, fair value measurement aligns the accounting required for holders of crypto assets with the accounting for entities that are subject to certain industry-specific guidance (such as investment companies) and eliminates the requirement to test those assets for impairment, thereby reducing the associated cost and complexity of applying the current guidance. For Wesbanco, the amendments are effective for both interim and annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements, as Wesbanco holds no crypto assets.

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

NOTE 2. MERGERS AND ACQUISITIONS

On July 25, 2024, Wesbanco, Inc., Wesbanco Bank, Inc., Premier Financial Corp. ("Premier") and Premier Bank jointly announced the execution of a definitive Agreement and Plan of Merger ("Agreement") providing for the merger of Premier with and into Wesbanco and the merger of Premier Bank with and into Wesbanco Bank. Premier is a bank holding company headquartered in Defiance, OH, with approximately $8.7 billion in assets, $6.6 billion in portfolio loans, $7.1 billion in deposits, $1.0 billion in stockholders’ equity and 73 branches as of September 30, 2024. Under the terms of the Agreement, Wesbanco will exchange its common stock for Premier common stock at closing, subject to customary conditions. Premier options will be exchanged for Wesbanco options, as adjusted as to exercise price and number of options to take into account the fixed exchange ratio stated in the Agreement. Premier shareholders will be entitled to receive 0.80 shares of Wesbanco common stock per each share of Premier common stock. The receipt by Premier shareholders of shares of Wesbanco common stock in exchange for their shares of Premier common stock is anticipated to qualify as a tax-free exchange. The merger remains subject to the approvals of the appropriate banking regulatory authorities and the shareholders of both companies. Wesbanco has filed an amended Form S-4 with the SEC regarding the proposed merger with Premier, which was effective on October 28, 2024. The special shareholders meetings of both companies are scheduled for December 11, 2024. It is currently expected that the transaction will be completed in the first quarter of 2025. For the nine months ended September 30, 2024, Wesbanco recorded merger-related expenses of $2.0 million related to the Premier acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2024	2023	2024	2023
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$34,741	$34,311	$94,287	$116,470
Denominator:
Total average basic common shares outstanding	64,488,962	59,358,653	61,143,452	59,280,644
Effect of dilutive stock options and other stock compensation	145,246	84,713	129,150	105,785
Total diluted average common shares outstanding	64,634,208	59,443,366	61,272,602	59,386,429
Earnings per common share - basic	$0.54	$0.58	$1.54	$1.96
Earnings per common share - diluted	$0.54	$0.58	$1.54	$1.96

As of September 30, 2024 and 2023, 472,401 and 596,642 options to purchase shares were not included in the diluted share computation for the three and nine months ended September 30, 2024 and 2023, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of September 30, 2024, no shares were estimated to be awarded under the 2024, 2023 and 2022 total shareholder return ("TSR") plans and were not included in the diluted calculation as stock performance targets had not been met and the effect would be antidilutive. As of September 30, 2023, no shares were estimated to be awarded under the 2023, 2022 and 2021 TSR plans, as stock performance targets had not been met as of such date and therefore the effect would be antidilutive.

In addition, performance-based restricted stock ("PBRS") compensation totaling 87,992 and 70,568 shares were estimated to be awarded as of September 30, 2024 and September 30, 2023, respectively

As previously disclosed in Form 8-K, in conjunction with the announcement of the pending acquisition of Premier, on August 1, 2024, Wesbanco issued 7,272,728 shares of common stock to complete a $200 million common equity capital raise. This equity issuance was primarily to support the pro-forma bank's balance sheet and regulatory capital ratios. These shares are included in average shares outstanding beginning on that date. For additional information relating to the pending Premier acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	September 30, 2024				December 31, 2023
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$97,625	$47	$(11)	$97,661	$—	$—	$—	$—
U.S. Government sponsored entities and agencies	228,114	—	(24,667)	203,447	238,676	—	(30,310)	208,366
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,812,671	723	(218,349)	1,595,045	1,897,511	47	(267,874)	1,629,684
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	252,434	53	(3,861)	248,626	274,220	11	(5,924)	268,307
Obligations of states and political subdivisions	73,921	128	(2,255)	71,794	78,819	167	(2,861)	76,125
Corporate debt securities	11,971	—	(17)	11,954	11,962	—	(115)	11,847
Total available-for-sale debt securities	$2,476,736	$951	$(249,160)	$2,228,527	$2,501,188	$225	$(307,084)	$2,194,329
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$3,239	$—	$(233)	$3,006	$3,587	$—	$(313)	$3,274
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	34,333	—	(2,023)	32,310	38,893	—	(3,017)	35,876
Obligations of states and political subdivisions	1,106,602	800	(107,987)	999,415	1,136,779	852	(127,518)	1,010,113
Corporate debt securities	18,185	—	(135)	18,050	20,268	—	(372)	19,896
Total held-to-maturity debt securities (1)	$1,162,359	$800	$(110,378)	$1,052,781	$1,199,527	$852	$(131,220)	$1,069,159
Total debt securities	$3,639,095	$1,751	$(359,538)	$3,281,308	$3,700,715	$1,077	$(438,304)	$3,263,488
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.1 million and $0.2 million at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024 and December 31, 2023, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $10.7 million and $9.7 million at September 30, 2024 and December 31, 2023, respectively, consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $13.4 million and $12.3 million at September 30, 2024 and December 31, 2023, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at September 30, 2024. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Within one year	$129,485	$129,307
After 1 year through 5 years	213,579	209,064
After 5 years through 10 years	230,433	221,278
After 10 years	1,903,239	1,668,878
Total available-for-sale debt securities	$2,476,736	$2,228,527
Held-to-maturity debt securities
Within one year	$24,983	$24,892
After 1 year through 5 years	117,995	117,231
After 5 years through 10 years	515,057	482,053
After 10 years	504,324	428,605
Total held-to-maturity debt securities	$1,162,359	$1,052,781
Total debt securities	$3,639,095	$3,281,308

Securities with an aggregate carrying value of $2.2 billion and $2.1 billion at September 30, 2024 and December 31, 2023, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2023 totaled $31.0 million. There were no security sales that occurred in the nine months ended September 30, 2024. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2024 and December 31, 2023 were $188.1 million and $233.2 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and nine months ended September 30, 2024 and 2023, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the consolidated income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2024	2023	2024	2023
Debt securities:
Gross realized gains	$—	$—	$—	$65
Gross realized losses	(13)	(80)	(25)	(286)
Net losses on debt securities	(13)	(80)	(25)	(221)
Equity securities:
Net unrealized gains (losses) recognized on securities still held	688	(257)	1,372	234
Net securities gains (losses)	$675	$(337)	$1,347	$13

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.4 million and $8.8 million as of September 30, 2024 and December 31, 2023, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the nine months ended September 30, 2024 and 2023:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2024 and 2023

	Obligations of
	states and	Corporate
	political	debt
(unaudited, in thousands)	subdivisions	Securities	Total
Balance at December 31, 2023	$160	$32	$192
Current period provision (1)	(34)	(10)	(44)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2024	$126	$22	$148
.
Balance at December 31, 2022	$167	$53	$220
Current period provision (1)	(22)	(18)	(40)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2023	$145	$35	$180

(1) The total provision for credit losses on held-to-maturity securities is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses - loans and loan commitments. For more information on the provision relating to loans and loan commitments, please see Note 5, "Loans and the Allowance for Credit Losses."

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$24,097	$(11)	1	$—	$—	—	$24,097	$(11)	1
U.S. Government sponsored entities and agencies	—	—	—	203,447	(24,667)	44	203,447	(24,667)	44
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	39,742	(142)	7	1,500,358	(218,207)	454	1,540,100	(218,349)	461
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,922	(27)	1	211,519	(3,834)	53	221,441	(3,861)	54
Obligations of states and political subdivisions	—	—	—	52,313	(2,255)	90	52,313	(2,255)	90
Corporate debt securities	2,500	(1)	2	7,454	(16)	2	9,954	(17)	4
Total	$76,261	$(181)	11	$1,975,091	$(248,979)	643	$2,051,352	$(249,160)	654

	December 31, 2023
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$18	$(1)	1	$208,348	$(30,309)	45	$208,366	$(30,310)	46
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	1,625,144	(267,874)	467	1,625,144	(267,874)	467
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	5,520	(31)	1	251,765	(5,893)	60	257,285	(5,924)	61
Obligations of states and political subdivisions	10,387	(86)	19	49,002	(2,775)	79	59,389	(2,861)	98
Corporate debt securities	4,482	(18)	3	7,365	(97)	3	11,847	(115)	6
Total	$20,407	$(136)	24	$2,141,624	$(306,948)	654	$2,162,031	$(307,084)	678

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) of Pittsburgh stock totaling $55.2 million and $62.0 million at September 30, 2024 and December 31, 2023, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $11.3 million and $11.5 million at September 30, 2024 and December 31, 2023, respectively. The unaccreted discount on purchased loans from acquisitions was $11.2 million at September 30, 2024 and $13.5 million at December 31, 2023.

	September 30,	December 31,
(unaudited, in thousands)	2024	2023
Commercial real estate:
Land and construction	$1,190,453	$1,055,865
Improved property	6,015,818	5,509,583
Total commercial real estate	7,206,271	6,565,448
Commercial and industrial	1,717,369	1,670,659
Residential real estate	2,519,089	2,438,574
Home equity	796,594	734,219
Consumer	212,107	229,561
Total portfolio loans	12,451,430	11,638,461
Loans held for sale	22,127	16,354
Total loans	$12,473,557	$11,654,815

Allowance for Credit Losses

The allowance for credit losses under the current expected credit losses methodology ("CECL") is calculated utilizing the probability of default ("PD") divided by the loss given default ("LGD"), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. At September 30, 2024, the primary drivers of the change in the allowance model calculation from December 31, 2023 were continued loan growth, adjustments in regional macroeconomic factors and loan concentrations, a specific reserve on one C&I credit and an increase in net charge-offs. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.6%, and subsequently increase to an average of 5.0% over the remainder of the forecast period. In addition to the quantitative and qualitative changes noted above, the allowance is reflective of $9.6 million in net charge-offs recorded during the first nine months of 2024. Accrued interest receivable for loans was $64.3 million and $62.2 million at September 30, 2024 and December 31, 2023, respectively. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, due to their unique nature, Wesbanco does have a $0.3 million reserve on the accrued interest related to individually-evaluated loans. In addition, Wesbanco also has a $0.1 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. Accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $14.7 million and $15.6 million at September 30, 2024 and December 31, 2023, respectively.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2024 and 2023
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at December 31, 2023
Allowance for credit losses - loans	$7,123	$59,351	$36,644	$21,218	$1,017	$3,956	$1,366	$130,675
Allowance for credit losses - loan commitments	6,894	—	429	1,276	5	—	—	8,604
Total beginning allowance for credit losses - loans and loan commitments	14,017	59,351	37,073	22,494	1,022	3,956	1,366	139,279
Provision for credit losses:
Provision for loan losses	1,662	2,584	9,987	2,365	383	1,674	1,119	19,774
Provision for loan commitments	(63)	16	(300)	(27)	(5)	—	—	(379)
Total provision for credit losses - loans and loan commitments (2)	1,599	2,600	9,687	2,338	378	1,674	1,119	19,395
Charge-offs	(813)	(929)	(6,744)	(284)	(795)	(3,270)	(1,324)	(14,159)
Recoveries	256	583	1,485	198	557	1,166	337	4,582
Net (charge-offs) recoveries	(557)	(346)	(5,259)	(86)	(238)	(2,104)	(987)	(9,577)
Balance at September 30, 2024
Allowance for credit losses - loans	8,228	61,589	41,372	23,497	1,162	3,526	1,498	140,872
Allowance for credit losses - loan commitments	6,831	16	129	1,249	—	—	—	8,225
Total ending allowance for credit losses - loans and loan commitments	$15,059	$61,605	$41,501	$24,746	$1,162	$3,526	$1,498	$149,097

Balance at December 31, 2022
Allowance for credit losses - loans	$6,737	$52,659	$31,540	$18,208	$4,234	$3,127	$1,285	$117,790
Allowance for credit losses - loan commitments	6,025	—	—	2,215	128	—	—	8,368
Total beginning allowance for credit losses - loans and loan commitments	12,762	52,659	31,540	20,423	4,362	3,127	1,285	126,158
Provision for credit losses:
Provision for loan losses	(614)	7,595	3,678	1,582	(2,901)	1,315	957	11,612
Provision for loan commitments	1,247	—	1,087	(863)	(110)	—	—	1,361
Total provision for credit losses - loans and loan commitments (2)	633	7,595	4,765	719	(3,011)	1,315	957	12,973
Charge-offs	(222)	(1,450)	(1,498)	(278)	(670)	(2,604)	(1,262)	(7,984)
Recoveries	207	821	996	929	331	1,604	309	5,197
Net (charge-offs) recoveries	(15)	(629)	(502)	651	(339)	(1,000)	(953)	(2,787)
Balance at September 30, 2023
Allowance for credit losses - loans	6,108	59,625	34,716	20,441	994	3,442	1,289	126,615
Allowance for credit losses - loan commitments	7,272	—	1,087	1,352	18	—	—	9,729
Total ending allowance for credit losses - loans and loan commitments	$13,380	$59,625	$35,803	$21,793	$1,012	$3,442	$1,289	$136,344

(1) Deposit overdrafts of $4.6 million and $4.5 million are included in total portfolio loans for the periods ending September 30, 2024 and September 30, 2023, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 4, "Securities."

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
September 30, 2024
Allowance for credit losses:
Loans individually-evaluated	$—	$5,652	$2,286	$—	$—	$—	$—	$7,938
Loans collectively-evaluated	8,228	55,937	39,086	23,497	1,162	3,526	1,498	132,934
Loan commitments (2)	6,831	16	129	1,249	—	—	—	8,225
Total allowance for credit losses - loans and commitments	$15,059	$61,605	$41,501	$24,746	$1,162	$3,526	$1,498	$149,097

Portfolio loans:
Individually-evaluated for credit losses	$—	$36,199	$2,286	$—	$—	$—	$—	$38,485
Collectively-evaluated for credit losses	1,190,453	5,979,619	1,715,083	2,519,089	796,594	212,107	—	12,412,945
Total portfolio loans	$1,190,453	$6,015,818	$1,717,369	$2,519,089	$796,594	$212,107	$—	$12,451,430

December 31, 2023
Allowance for credit losses:
Loans individually-evaluated	$—	$5,745	$—	$—	$—	$—	$—	$5,745
Loans collectively-evaluated	7,123	53,606	36,644	21,218	1,017	3,956	1,366	124,930
Loan commitments (2)	6,894	—	429	1,276	5	—	—	8,604
Total allowance for credit losses - loans and commitments	$14,017	$59,351	$37,073	$22,494	$1,022	$3,956	$1,366	$139,279

Portfolio loans:
Individually-evaluated for credit losses	$—	$36,929	$116	$—	$—	$—	$—	$37,045
Collectively-evaluated for credit losses	1,055,865	5,472,654	1,670,543	2,438,574	734,219	229,561	—	11,601,416
Total portfolio loans	$1,055,865	$5,509,583	$1,670,659	$2,438,574	$734,219	$229,561	$—	$11,638,461

(1) Deposit overdrafts of $4.6 million and $4.7 million are included in total portfolio loans for the periods ending September 30, 2024 and December 31, 2023, respectively.

(2) For additional detail relating to loan commitments, see Note 13, "Commitments and Contingent Liabilities."

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2024
Pass	$1,186,387	$5,814,936	$1,628,592	$8,629,915
Criticized - compromised	3,575	115,117	81,848	200,540
Classified - substandard	491	85,765	6,929	93,185
Classified - doubtful	—	—	—	—
Total	$1,190,453	$6,015,818	$1,717,369	$8,923,640

As of December 31, 2023
Pass	$1,053,359	$5,337,394	$1,586,683	$7,977,436
Criticized - compromised	2,497	107,473	73,204	183,174
Classified - substandard	9	64,716	10,772	75,497
Classified - doubtful	—	—	—	—
Total	$1,055,865	$5,509,583	$1,670,659	$8,236,107

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $23.2 million at September 30, 2024 and $20.0 million at December 31, 2023, of which $6.2 million and $4.6 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $41.9 million and $21.2 million of unfunded commercial loan commitments are also not included in the tables above at September 30, 2024 and December 31, 2023, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
As of September 30, 2024
Commercial real estate:
Land and construction	$1,190,453	$—	$—	$—	$—	$1,190,453	$—
Improved property	5,987,360	6,053	4,759	17,646	28,458	6,015,818	8,848
Total commercial real estate	7,177,813	6,053	4,759	17,646	28,458	7,206,271	8,848
Commercial and industrial	1,700,854	2,483	6,997	7,035	16,515	1,717,369	5,339
Residential real estate	2,505,489	1,471	3,158	8,971	13,600	2,519,089	4,489
Home equity	784,848	6,036	1,239	4,471	11,746	796,594	1,263
Consumer	207,072	3,153	1,319	563	5,035	212,107	488
Total portfolio loans	12,376,076	19,196	17,472	38,686	75,354	12,451,430	20,427
Loans held for sale	22,127	—	—	—	—	22,127	—
Total loans	$12,398,203	$19,196	$17,472	$38,686	$75,354	$12,473,557	$20,427

Nonperforming loans included above are as follows:
Non-accrual loans	$9,256	$1,901	$1,005	$18,259	$21,165	$30,421

As of December 31, 2023
Commercial real estate:
Land and construction	$1,055,865	$—	$—	$—	$-	$1,055,865	$—
Improved property	5,490,946	4,416	3,627	10,594	18,637	5,509,583	1,899
Total commercial real estate	6,546,811	4,416	3,627	10,594	18,637	6,565,448	1,899
Commercial and industrial	1,663,985	640	1,255	4,779	6,674	1,670,659	3,184
Residential real estate	2,429,200	1,572	2,471	5,331	9,374	2,438,574	2,602
Home equity	724,293	4,691	1,198	4,037	9,926	734,219	1,407
Consumer	223,989	3,833	1,178	561	5,572	229,561	546
Total portfolio loans	11,588,278	15,152	9,729	25,302	50,183	11,638,461	9,638
Loans held for sale	16,354	—	—	—	—	16,354	—
Total loans	$11,604,632	$15,152	$9,729	$25,302	$50,183	$11,654,815	$9,638

Nonperforming loans included above are as follows:
Non-accrual loans	$9,138	$1,300	$706	$15,664	$17,670	$26,808

The following tables summarize nonperforming loans:

	Nonperforming Loans
	September 30, 2024			December 31, 2023
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	12,721	11,227	—	11,248	9,557	—
Commercial and industrial	2,899	2,271	—	2,492	1,841	—
Residential real estate	15,885	11,274	—	15,128	10,582	—
Home equity	7,576	5,531	—	6,521	4,777	—
Consumer	192	118	—	104	51	—
Total nonperforming loans without a specific allowance	39,273	30,421	—	35,493	26,808	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—
Total nonperforming loans	$39,273	$30,421	$—	$35,493	$26,808	$—

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$92	$—	$—	$—	$99	$—	$28	$—
Improved property	13,992	—	11,243	—	12,766	—	14,322	—
Commercial and industrial	2,165	—	2,244	—	2,234	—	2,702	—
Residential real estate	11,140	—	11,832	—	11,135	—	13,139	—
Home equity	5,466	—	5,292	—	5,095	—	5,205	—
Consumer	91	—	107	—	77	—	121	—
Total nonperforming loans without a specific allowance	32,945	—	30,717	—	31,406	—	35,517	—
Total nonperforming loans with a specific allowance	—	—	—	—	—	—	—	—
Total nonperforming loans	$32,945	$—	$30,717	$—	$31,406	$—	$35,517	$—

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
	September 30,	December 31,
(unaudited, in thousands)	2024	2023
Commercial real estate:
Land and construction	$—	$—
Improved property	11,227	9,557
Total commercial real estate	11,227	9,557
Commercial and industrial	2,271	1,841
Residential real estate	11,274	10,582
Home equity	5,531	4,777
Consumer	118	51
Total	$30,421	$26,808

(1) At September 30, 2024, there were four borrowers with a loan balance greater than $1.0 million, which totaled $8.2 million, as compared to two borrowers with a loan balance greater than $1.0 million totaling $7.2 million at December 31, 2023. Total non-accrual loans may include loans that are also restructured for borrowers experiencing financial difficulty. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty

Tables in the following section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the three and nine months ended September 30, 2024 and 2023 presented by loan category:

	For the Three Months Ended September 30, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Total	% of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	—
Commercial real estate - improved property	666	19,782	20,448	0.3
Commercial and industrial	1,204	250	1,454	0.1
Residential real estate	—	1,273	1,273	0.1
Home equity	—	638	638	0.1
Consumer	—	182	182	0.1
Total	$1,870	$22,125	$23,995	0.2

	For the Three Months Ended September 30, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Percent of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	—
Commercial real estate - improved property	159	—	159	—
Commercial and industrial	136	43	179	—
Residential real estate	—	126	126	—
Home equity	—	258	258	—
Consumer	—	244	244	0.1
Total	$295	$671	$966	—

	For the Nine Months Ended September 30, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Total	% of Total by Loan Category
Commercial real estate - land and construction	$5	$—	$5	—
Commercial real estate - improved property	25,002	19,782	44,784	0.7
Commercial and industrial	1,622	250	1,872	0.1
Residential real estate	—	1,990	1,990	0.1
Home equity	—	1,023	1,023	0.1
Consumer	—	345	345	0.2
Total	$26,629	$23,390	$50,019	0.4

	For the Nine Months Ended September 30, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Percent of Total by Loan Category
Commercial real estate - land and construction	$173	$—	$173	—
Commercial real estate - improved property	7,014	276	7,290	0.1
Commercial and industrial	9,276	43	9,319	0.6
Residential real estate	—	226	226	—
Home equity	8	936	944	0.1
Consumer	—	505	505	0.2
Total	$16,471	$1,986	$18,457	0.2

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty ("MBEFDs") totaled $1.7 million for loans modified during the nine months ended September 30, 2024 and $1.8 million for loans modified during the twelve months ended December 31, 2023. These commitments are not included in the tables above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the three and nine months ended September 30, 2024 and 2023, presented by loan category:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2024	September 30, 2023
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	7	3
Commercial and industrial	16	3
Residential real estate	—	—
Home equity	—	—
Consumer	—	—

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	24	12
Commercial real estate - improved property	9	22
Commercial and industrial	22	9
Residential real estate	—	—
Home equity	—	120
Consumer	—	—

The following table summarizes loans with MBEFDs which defaulted (defined as 90 days past due) within 12 months of the loan being modified during the three and nine months ended September 30, 2024 and 2023. Modified loans, including those that have defaulted, are already included in the allowance for credit losses through the various methodologies used to estimate the allowance. As such, no modification to the allowance is recorded specifically due to a modified loan subsequently defaulting.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2024			September 30, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	—	—	—	—
Commercial and industrial	34	—	34	—	—	—
Residential real estate	—	137	137	—	—	—
Home equity	—	175	175	—	—	—
Consumer	—	36	36	—	—	—
Total loans that subsequently defaulted	$34	$348	$382	$—	$—	$—

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2024			September 30, 2023
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	—	—	—	—
Commercial and industrial	202	—	202	—	—	—
Residential real estate	—	276	276	—	—	—
Home equity	—	175	175	—	—	—
Consumer	—	69	69	—	—	—
Total loans that subsequently defaulted	$202	$520	$722	$—	$—	$—

The following table presents an aging analysis of portfolio loans by loan category that were modified during the twelve months prior to September 30, 2024 and September 30, 2023.

	September 30, 2024
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$5	$5
Commercial real estate - improved property	—	3,433	—	3,433	41,573	45,006
Commercial and industrial	250	—	34	284	1,587	1,871
Residential real estate	—	—	161	161	2,485	2,646
Home equity	64	—	309	373	924	1,297
Consumer	28	24	66	118	273	391
Total modified loans (1)	$342	$3,457	$570	$4,369	$46,847	$51,216

	September 30, 2023
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$173	$173
Commercial real estate - improved property	—	33	276	309	6,981	7,290
Commercial and industrial	—	43	—	43	9,276	9,319
Residential real estate	67	—	—	67	159	226
Home equity	46	24	101	171	773	944
Consumer	6	68	62	136	369	505
Total modified loans (1)	$119	$168	$439	$726	$17,731	$18,457

(1) Represents balance at period end.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of September 30, 2024
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$151,329	$395,639	$343,952	$92,995	$21,618	$53,644	$77,916	$49,294	$1,186,387
Criticized - compromised	1,436	—	1,115	—	—	12	361	651	3,575
Classified - substandard	—	—	—	—	—	6	—	485	491
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$152,765	$395,639	$345,067	$92,995	$21,618	$53,662	$78,277	$50,430	$1,190,453
Current-period gross charge-offs	$—	$813	$—	$—	$—	$—	$—	$—	$813

Commercial real estate: improved property
Risk rating:
Pass	$386,541	$573,034	$1,154,357	$578,734	$587,340	$1,979,742	$196,011	$359,177	$5,814,936
Criticized - compromised	3,666	18,354	13,654	10,324	3,750	34,578	1,209	29,582	115,117
Classified - substandard	19,782	1,848	5,666	407	2,313	55,075	621	53	85,765
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$409,989	$593,236	$1,173,677	$589,465	$593,403	$2,069,395	$197,841	$388,812	$6,015,818
Current-period gross charge-offs	$—	$—	$75	$—	$—	$854	$—	$—	$929

Commercial and industrial
Risk rating:
Pass	$190,160	$182,255	$208,230	$117,099	$51,255	$248,315	$579,330	$51,948	$1,628,592
Criticized - compromised	279	9,232	4,193	2,057	1,720	25,037	24,673	14,657	81,848
Classified - substandard	2,161	123	543	949	55	1,059	901	1,138	6,929
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$192,600	$191,610	$212,966	$120,105	$53,030	$274,411	$604,904	$67,743	$1,717,369
Current-period gross charge-offs	$48	$567	$717	$228	$148	$407	$1	$4,628	$6,744

Residential real estate
Loan delinquency:
Current	$155,617	$265,992	$363,598	$408,559	$172,607	$488,396	$—	$650,720	$2,505,489
30-59 days past due	—	—	—	—	—	1,471	—	—	1,471
60-89 days past due	—	142	—	—	205	2,811	—	—	3,158
90 days or more past due	—	—	849	128	—	5,727	—	2,267	8,971
Total	$155,617	$266,134	$364,447	$408,687	$172,812	$498,405	$—	$652,987	$2,519,089
Current-period gross charge-offs	$—	$—	$—	$—	$—	$226	$—	$58	$284

Home equity
Loan delinquency:
Current	$11,347	$1,432	$2,090	$976	$2,584	$20,996	$744,251	$1,172	$784,848
30-59 days past due	—	289	780	15	32	1,299	3,621	—	6,036
60-89 days past due	—	131	232	80	—	748	—	48	1,239
90 days or more past due	—	818	551	228	337	2,066	185	286	4,471
Total	$11,347	$2,670	$3,653	$1,299	$2,953	$25,109	$748,057	$1,506	$796,594
Current-period gross charge-offs	$—	$316	$105	$65	$35	$197	$28	$49	$795

Consumer
Loan delinquency:
Current	$44,653	$62,137	$42,197	$14,117	$7,233	$11,745	$24,990	$—	$207,072
30-59 days past due	361	1,070	907	474	174	124	43	—	3,153
60-89 days past due	296	429	326	129	37	102	—	—	1,319
90 days or more past due	67	94	244	31	37	90	—	—	563
Total	$45,377	$63,730	$43,674	$14,751	$7,481	$12,061	$25,033	$—	$212,107
Current-period gross charge-offs	$104	$1,193	$1,174	$411	$144	$244	$—	$—	$3,270

	Loans As of December 31, 2023
	Amortized Cost Basis by Origination Year
(unaudited in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$290,954	$349,549	$145,043	$54,172	$48,655	$35,917	$82,288	$46,781	$1,053,359
Criticized - compromised	—	—	—	—	—	16	299	2,182	2,497
Classified - substandard	—	—	—	—	—	9	—	—	9
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$290,954	$349,549	$145,043	$54,172	$48,655	$35,942	$82,587	$48,963	$1,055,865
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$222	$222

Commercial real estate: improved property
Risk rating:
Pass	$494,142	$1,076,535	$603,354	$581,540	$514,523	$1,706,804	$103,467	$257,029	$5,337,394
Criticized - compromised	—	16,270	8,630	4,387	5,185	44,861	2,373	25,767	107,473
Classified - substandard	1,921	517	417	2,416	23,472	35,939	—	34	64,716
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$496,063	$1,093,322	$612,401	$588,343	$543,180	$1,787,604	$105,840	$282,830	$5,509,583
Current-period gross charge-offs	$—	$—	$372	$—	$—	$1,505	$—	$—	$1,877

Commercial and industrial
Risk rating:
Pass	$238,427	$234,520	$136,998	$78,836	$39,259	$252,826	$541,400	$64,417	$1,586,683
Criticized - compromised	1,094	834	3,169	1,490	7,334	31,526	20,626	7,131	73,204
Classified - substandard	33	149	315	265	825	1,916	5,797	1,472	10,772
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$239,554	$235,503	$140,482	$80,591	$47,418	$286,268	$567,823	$73,020	$1,670,659
Current-period gross charge-offs	$98	$205	$603	$353	$20	$463	$—	$541	$2,283

Residential real estate
Loan delinquency:
Current	$277,790	$429,835	$445,322	$185,139	$86,149	$456,818	$—	$548,147	$2,429,200
30-59 days past due	—	—	—	—	—	1,572	—	—	1,572
60-89 days past due	—	—	—	341	—	2,130	—	—	2,471
90 days or more past due	—	799	34	—	263	4,207	—	28	5,331
Total	$277,790	$430,634	$445,356	$185,480	$86,412	$464,727	$—	$548,175	$2,438,574
Current-period gross charge-offs	$—	$—	$—	$—	$5	$387	$—	$—	$392

Home equity
Loan delinquency:
Current	$12,675	$1,235	$1,467	$1,571	$1,614	$22,484	$681,848	$1,399	$724,293
30-59 days past due	34	193	85	73	44	947	3,315	—	4,691
60-89 days past due	119	318	16	68	76	524	—	77	1,198
90 days or more past due	—	213	—	737	230	2,527	—	330	4,037
Total	$12,828	$1,959	$1,568	$2,449	$1,964	$26,482	$685,163	$1,806	$734,219
Current-period gross charge-offs	$—	$139	$57	$29	$79	$615	$6	$—	$925

Consumer
Loan delinquency:
Current	$84,526	$57,661	$21,592	$13,189	$10,958	$12,143	$23,916	$4	$223,989
30-59 days past due	699	1,526	952	343	162	119	32	—	3,833
60-89 days past due	191	616	195	112	5	59	—	—	1,178
90 days or more past due	64	203	114	63	9	108	—	—	561
Total	$85,480	$60,006	$22,853	$13,707	$11,134	$12,429	$23,948	$4	$229,561
Current-period gross charge-offs	$251	$1,921	$901	$301	$100	$247	$4	$—	$3,725

The following table summarizes other real estate owned and repossessed assets included in other assets:

	September 30,	December 31,
(unaudited, in thousands)	2024	2023
Other real estate owned	$670	$1,207
Repossessed assets	236	290
Total other real estate owned and repossessed assets	$906	$1,497

There were no residential real estate loans included in other real estate at both September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, formal foreclosure proceedings were in process on residential real estate loans totaling $3.1 million and $4.0 million, respectively.

NOTE 6. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be variable interest entities ("VIEs") as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of September 30, 2024 and December 31, 2023, Wesbanco had $34.4 million and $31.9 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $15.2 million and $13.9 million at September 30, 2024 and December 31, 2023, respectively, within other liabilities on the Consolidated Balance Sheets. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the three months ended September 30, 2024 and 2023 was $1.2 million and $1.1 million, respectively, and was $3.5 million and $3.2 million, respectively, for the nine months ended September 30, 2024 and 2023. Tax benefits attributed to these partnerships include low-income housing and historic tax credits, which are projected to total $4.5 million for 2024, and totaled $3.8 million for 2023, which are also included in income tax expense.

Wesbanco is also a limited partner in three other limited partnerships as of September 30, 2024. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of September 30, 2024 and December 31, 2023, Wesbanco had $2.9 million and $3.0 million invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income (loss) for the three months ended September 30, 2024 and 2023 of $5 thousand and ($23) thousand, respectively, and ($5) thousand and ($18) thousand, respectively, for the nine months ended September 30, 2024 and 2023.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of September 30, 2024 (unaudited, in thousands):

Year	Amount
2024	$3,673
2025	5,085
2026	3,148
2027	950
2028	588
2029 and thereafter	1,726
Total	$15,170

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of September 30, 2024 and December 31, 2023, Wesbanco had 282 and 236 customer interest rate swaps and caps with an aggregate notional amount of $1.9 billion and $1.6 billion, respectively, related to this program. Wesbanco recognized income for the related swap and cap fees of $1.1 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, and $3.6 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of September 30, 2024 and December 31, 2023, Wesbanco had 24 and 19 risk participation-in agreements with an aggregate notional amount of $230.6 million and $197.2 million, respectively. As of September 30, 2024 and December 31, 2023, Wesbanco had eight and five risk participation-out agreements with an aggregate notional amount of $67.9 million and $40.9 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $41.5 million and $27.0 million at September 30, 2024 and December 31, 2023, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$1,873,665	$66,910	$68,708	$1,573,152	$72,183	$73,083
Other contracts:
Interest rate lock commitments	33,968	—	40	16,524	84	—
Forward TBA contracts	41,500	—	160	27,000	—	205
Total derivatives		$66,910	$68,908		$72,267	$73,288

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three and nine months ended September 30, 2024 and 2023, respectively.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2024	2023	2024	2023
Interest rate swaps and caps	Net swap fee and valuation (loss) income	$(1,702)	$1,352	$(895)	$489
Interest rate lock commitments	Mortgage banking income	(8)	94	(124)	(34)
Forward TBA contracts	Mortgage banking income	(621)	422	(526)	870
Total		$(2,331)	$1,868	$(1,545)	$1,325

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

Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral with a market value of $8.6 million as of September 30, 2024. If Wesbanco had breached any of these provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties. In certain market situations, Wesbanco can also request collateral from the derivative counterparties. At December 31, 2023, Wesbanco held net cash collateral from various derivative counterparties totaling $26.0 million within interest bearing deposit accounts.

NOTE 8. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2024	2023	2024	2023
Service cost – benefits earned during year	$334	$357	$994	$1,061
Interest cost on projected benefit obligation	1,620	1,589	4,826	4,715
Expected return on plan assets	(2,627)	(2,811)	(7,825)	(8,342)
Amortization of prior service cost	(9)	(9)	(26)	(27)
Amortization of net loss	21	227	63	675
Net periodic pension income	$(661)	$(647)	$(1,968)	$(1,918)

The service cost of $1.0 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively, is included in salaries and wages, and periodic pension income of $3.0 million for the nine months ended September 30, 2024 and 2023, is included in employee benefits.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

		September 30, 2024
		Fair Value Measurements Using:
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2024	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,355	$13,355	$—	$—
Available-for-sale debt securities
U.S. Treasury	97,661	97,661	—	—
U.S. Government sponsored entities and agencies	203,447	—	203,447	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,595,045	—	1,595,045	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	248,626	—	248,626	—
Obligations of states and political subdivisions	71,794	—	70,674	1,120
Corporate debt securities	11,954	—	11,954	—
Total available-for-sale debt securities	$2,228,527	$97,661	$2,129,746	$1,120
Loans held for sale	22,127	—	22,127	—
Other assets - interest rate swaps	66,910	—	66,910	—
Total assets recurring fair value measurements	$2,330,919	$111,016	$2,218,783	$1,120
Other liabilities - interest rate swaps	$68,708	$—	$68,708	$—
Total liabilities recurring fair value measurements	$68,708	$—	$68,708	$—
Nonrecurring fair value measurements
Collateral dependent loans	$21,259	$—	$—	$21,259
Other real estate owned and repossessed assets	906	—	—	906
Total nonrecurring fair value measurements	$22,165	$—	$—	$22,165

		December 31, 2023
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2023	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$12,320	$12,320	$—	$—
Available-for-sale debt securities
U.S. Government sponsored entities and agencies	208,366	—	208,366	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,629,684	—	1,629,684	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	268,307	—	268,307	—
Obligations of states and political subdivisions	76,125	—	74,958	1,167
Corporate debt securities	11,847	—	11,847	—
Total available-for-sale debt securities	$2,194,329	$—	$2,193,162	$1,167
Loans held for sale	16,354	—	16,354	—
Other assets - interest rate swaps	72,183	—	72,183	—
Total assets recurring fair value measurements	$2,295,186	$12,320	$2,281,699	$1,167
Other liabilities - interest rate swaps	$73,083	$—	$73,083	$—
Total liabilities recurring fair value measurements	$73,083	$—	$73,083	$—
Nonrecurring fair value measurements
Collateral dependent loans	$18,273	$—	$—	$18,273
Other real estate owned and repossessed assets	1,497	—	—	1,497
Total nonrecurring fair value measurements	$19,770	$—	$—	$19,770

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three and nine months ended September 30, 2024 or for the year ended December 31, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
September 30, 2024
Collateral dependent loans	$21,259	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(7.5%)% to (8.0%)/(7.9%)
Other real estate owned and repossessed assets	$906	Appraisal of collateral (1), (3)
December 31, 2023
Collateral dependent loans	$18,273	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	$1,497	Appraisal of collateral (1), (3)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			September 30, 2024
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$620,897	$620,897	$620,897	$—	$—
Equity securities	13,355	13,355	13,355	—	—
Available-for-sale debt securities	2,228,527	2,228,527	97,661	2,129,746	1,120
Net held-to-maturity debt securities	1,162,211	1,052,781	—	1,052,549	232
Net loans	12,310,558	12,018,968	—	—	12,018,968
Loans held for sale	22,127	22,127	—	22,127	—
Other assets - interest rate derivatives	66,910	66,910	—	66,910	—
Accrued interest receivable	79,465	79,465	79,465	—	—

Financial Liabilities
Deposits	13,837,343	13,827,070	12,173,849	1,653,221	—
Federal Home Loan Bank borrowings	1,175,000	1,176,840	—	1,176,840	—
Other borrowings	140,641	140,492	140,492	—	—
Subordinated debt and junior subordinated debt	279,251	232,112	—	232,112	—
Other liabilities - interest rate derivatives	68,708	68,708	—	68,708	—
Accrued interest payable	16,406	16,406	16,406	—	—

			Fair Value Measurements at
			December 31, 2023
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$595,383	$595,383	$595,383	$—	$—
Equity securities	12,320	12,320	12,320	—	—
Available-for-sale debt securities	2,194,329	2,194,329	—	2,193,162	1,167
Net held-to-maturity debt securities	1,199,335	1,069,159	—	1,068,896	263
Net loans	11,507,786	11,134,250	—	—	11,134,250
Loans held for sale	16,354	16,354	—	16,354	—
Other assets - interest rate derivatives	72,183	72,183	—	72,183	—
Accrued interest receivable	77,435	77,435	77,435	—	—

Financial Liabilities
Deposits	13,168,704	13,146,821	11,937,002	1,209,819	—
Federal Home Loan Bank borrowings	1,350,000	1,349,217	—	1,349,217	—
Other borrowings	105,893	103,057	103,057	—	—
Subordinated debt and junior subordinated debt	279,078	240,898	—	240,898	—
Other liabilities - interest rate derivatives	73,083	73,083	—	73,083	—
Accrued interest payable	11,121	11,121	11,121	—	—

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on Wesbanco’s consolidated balance sheets:

Cash and due from banks: The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Held-to-maturity debt securities: Fair values for debt securities held-to-maturity are determined in the same manner as investment securities, which are described above. The carrying value is net of the allowance for credit losses on held-to-maturity debt securities.

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and nine months ended September 30, 2024 and 2023, respectively:

	Point of Revenue	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Recognition	2024	2023	2024	2023
Revenue Streams
Trust fees
Trust account fees	Over time	$5,467	$4,751	$16,854	$15,365
WesMark fees	Over time	2,050	1,954	6,048	5,751
Total trust fees		7,517	6,705	22,902	21,116
Service charges on deposits
Commercial banking fees	Over time	1,358	756	3,844	2,015
Personal service charges	At a point in time and over time	6,587	5,970	17,997	17,113
Total service charges on deposits		7,945	6,726	21,841	19,128
Net securities brokerage revenue
Annuity commissions	At a point in time	2,008	1,804	5,958	5,689
Equity and debt security trades	At a point in time	81	54	231	203
Managed money	Over time	298	275	824	842
Trail commissions	Over time	272	261	795	758
Total net securities brokerage revenue		2,659	2,394	7,808	7,492

Payment processing fees (1)	At a point in time and over time	925	939	2,659	2,761
Digital banking income	At a point in time	5,084	4,949	14,828	14,564
Net swap fee and valuation (loss) income (2)	At a point in time	(627)	3,845	2,712	7,257
Mortgage banking income	At a point in time	1,280	975	3,042	2,002
Net (loss) gain on other real estate owned and other assets	At a point in time and over time	(239)	(28)	(51)	1,075

(1)
Included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying swaps is not within the scope of ASC 606, and totaled (losses) gains of $(1.7) million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, and (losses) gains of $(0.9) million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 11. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the nine months ended September 30, 2024 and 2023 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)
Other comprehensive income before reclassifications	—	45,262	45,262
Amounts reclassified from accumulated other comprehensive loss	(207)	(166)	(373)
Period change	(207)	45,096	44,889
Balance at September 30, 2024	$6,308	$(188,112)	$(181,804)

Balance at December 31, 2022	$(535)	$(261,881)	$(262,416)
Other comprehensive loss before reclassifications	—	(35,889)	(35,889)
Amounts reclassified from accumulated other comprehensive income	226	173	399
Period change	226	(35,716)	(35,490)
Balance at September 30, 2023	$(309)	$(297,597)	$(297,906)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2024	2023	2024	2023
Debt securities available-for-sale (1):
Net securities losses reclassified into earnings	$—	$69	$12	$228	Net securities gains/(losses) (Non-interest income)
Related income tax effect ⁽²⁾	(58)	(17)	(178)	(55)	Provision for income taxes
Net effect on accumulated other comprehensive (loss) income for the period	(58)	52	(166)	173

Defined benefit plans (3):
Amortization of net (gain) loss and prior service costs	(101)	100	(304)	298	Employee benefits (Non-interest expense)
Related income tax effect ⁽²⁾	24	(24)	97	(72)	Provision for income taxes
Net effect on accumulated other comprehensive (loss) income for the period	(77)	76	(207)	226
Total reclassifications for the period	$(135)	$128	$(373)	$399

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

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $8.2 million and $8.6 million at September 30, 2024 and December 31, 2023, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of September 30, 2024 and December 31, 2023.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2024	2023
Lines of credit	$4,166,960	$4,016,658
Loans approved but not closed	289,531	275,954
Overdraft limits	396,953	391,598
Letters of credit	45,624	38,929
Contingent obligations and other guarantees	22,577	15,037

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 13. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers services traditionally offered by full-service commercial banks, including commercial demand, individual demand and time deposit accounts, as well as commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. The trust and investment services segment offers trust services as well as various alternative investment products including mutual funds. The market value of assets managed or held in custody by the trust and investment services segment was approximately $6.1 billion and $5.0 billion at September 30, 2024 and 2023, respectively. These assets are held by Wesbanco in fiduciary or agency capacities for their customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Condensed financial information by business segment is presented below:

		Trust and
	Community	Investment
(unaudited, in thousands)	Banking	Services	Consolidated
For The Three Months Ended September 30, 2024
Interest and dividend income	$213,729	$—	$213,729
Interest expense	92,587	—	92,587
Net interest income	121,142	—	121,142
Provision for credit losses	4,798	—	4,798
Net interest income after provision for credit losses	116,344	—	116,344
Non-interest income	22,095	7,517	29,612
Non-interest expense	96,090	5,093	101,183
Income before provision for income taxes	42,349	2,424	44,773
Provision for income taxes	6,992	509	7,501
Net income	35,357	1,915	37,272
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$32,826	$1,915	$34,741

For The Three Months Ended September 30, 2023
Interest and dividend income	$183,589	$—	$183,589
Interest expense	65,907	—	65,907
Net interest income	117,682	—	117,682
Provision for credit losses	6,327	—	6,327
Net interest income after provision for credit losses	111,355	—	111,355
Non-interest income	24,175	6,704	30,879
Non-interest expense	92,815	5,124	97,939
Income before provision for income taxes	42,715	1,580	44,295
Provision for income taxes	7,121	332	7,453
Net income	35,594	1,248	36,842
Preferred stock dividends	2,531	—	2,531
Net income available to common shareholders	$33,063	$1,248	$34,311

For the Nine Months Ended September 30, 2024
Interest and dividend income	$612,055	$—	$612,055
Interest expense	260,354	—	260,354
Net interest income	351,701	—	351,701
Provision for credit losses	19,352	—	19,352
Net interest income after provision for credit losses	332,349	—	332,349
Non-interest income	68,694	22,902	91,596
Non-interest expense	285,463	15,305	300,768
Income before provision for income taxes	115,580	7,597	123,177
Provision for income taxes	19,701	1,595	21,296
Net income	95,879	6,002	101,881
Preferred stock dividends	7,594	—	7,594
Net income available to common shareholders	$88,285	$6,002	$94,287

For the Nine Months Ended September 30, 2023
Interest and dividend income	$520,198	$—	$520,198
Interest expense	156,618	—	156,618
Net interest income	363,580	—	363,580
Provision for credit losses	12,932	—	12,932
Net interest income after provision for credit losses	350,648	—	350,648
Non-interest income	69,256	21,116	90,372
Non-interest expense	276,247	14,251	290,498
Income before provision for income taxes	143,657	6,865	150,522
Provision for income taxes	25,016	1,442	26,458
Net income	118,641	5,423	124,064
Preferred stock dividends	7,594	—	7,594
Net income available to common shareholders	$111,047	$5,423	$116,470

Total non-fiduciary assets of the trust and investment services segment were $3.6 million (including $0.8 million of trust customer intangibles) and $3.3 million (including $1.0 million of trust customer intangibles) at September 30, 2024 and 2023, respectively. All other assets, including goodwill and the remainder of other intangible assets, were allocated to the Community Banking segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and nine months ended September 30, 2024. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2023 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”) including Wesbanco's Form 10-Q for the quarters ending March 31, 2024 and June 30, 2024, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A and in Part II, Item 1A of this Form 10-Q. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the proposed merger with Premier Financial Corporation (“Premier”) may not close when expected, that the businesses of Wesbanco and Premier may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of Wesbanco and Premier may not be fully realized within the expected timeframes; disruption from the proposed merger of Wesbanco and Premier may make it more difficult to maintain relationships with clients, associates, or suppliers; the required governmental approvals of the proposed Merger may not be obtained on the expected terms and schedule; Premier’s shareholders and/or the Company’s shareholders may not approve the proposed Merger; the shareholders of the Company may not approve the issuance of shares of the Company’s common stock in connection with the Merger; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 192 branches and 186 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

PENDING ACQUISITION

On July 25, 2024, Wesbanco, Inc., Wesbanco Bank, Inc., Premier Financial Corp. (“Premier”) and Premier Bank entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) providing for, among other things, the merger of Premier Financial with and into Wesbanco, Inc. (the “Merger”) and the merger of Premier Bank with and into Wesbanco Bank, Inc. upon the terms and subject to the conditions set forth in the Merger Agreement. For additional information regarding the Merger Agreement and the transactions contemplated thereby, see Note 2, “Mergers and Acquisitions” for more information.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2024 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2023 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Net income available to common shareholders for the third quarter of 2024 was $34.7 million, with earnings per share of $0.54, compared to $34.3 million or $0.58 per share, for the third quarter of 2023. For the nine months ended September 30, 2024, net income available to common shareholders was $94.3 million, with earnings per share of $1.54, compared to $116.5 million or $1.96 per share, for the nine months ended September 30, 2023. As noted in the following table, net income available to common shareholders, excluding after-tax restructuring and merger-related expenses, for the nine months ended September 30, 2024, was $98.8 million or $1.61 per share, as compared to $119.5 million or $2.01 per share in the prior year's first nine months (non-GAAP measures).

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (Non-GAAP)(1)	$36,303	$0.56	$34,817	$0.59	$98,833	$1.61	$119,496	$2.01
Less: After-tax restructuring and merger-related expenses	(1,562)	(0.02)	(506)	(0.01)	(4,546)	(0.07)	(3,026)	(0.05)
Net income available to common shareholders (GAAP)	$34,741	$0.54	$34,311	$0.58	$94,287	$1.54	$116,470	$1.96
(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income increased $3.5 million or 2.9% in the third quarter of 2024 compared to the same quarter of 2023, due to increases in earning asset yields and loan growth slightly outpacing increases in interest bearing liabilities. Over the same time period, the yield on earning assets increased by a total of 47 basis points while the cost of interest bearing liabilities increased by 69 basis points from increasing deposit costs and higher cost wholesale borrowings. Average loan balances increased by 9.6% from the third quarter of 2023, mainly attributable to commercial loan demand, while average securities decreased by 7.0% over the same time period as investment maturities and calls were used to partially fund the loan growth. Average deposits increased 5.0% over the same time period as a result of deposit gathering and retention efforts by the retail and commercial teams. Accretion from prior acquisitions benefited both the third quarter 2024 and third quarter 2023 net interest margin by two basis points. For the nine months ended September 30, 2024, net interest income decreased $11.9 million or 3.3% from the first nine months of 2023 due to the impact of rising rates on deposit and borrowing costs exceeding that of loan growth and earning asset yields on a year-to-date basis.

Loan growth and adjustments in regional macroeconomic factors and loan concentrations resulted in a provision for credit losses of $4.8 million in the third quarter of 2024, as compared to a provision of $6.3 million in the third quarter of 2023. Annualized net loan charge-offs, as a percentage of average portfolio loans, were 0.05% and 0.01% for the third quarters of 2024 and 2023, respectively.

For the third quarter of 2024, non-interest income decreased $1.3 million, or 4.1% compared to the third quarter of 2023, due to decreases in net swap fee and valuation income. The net swap fee and valuation loss of $0.6 million in the third quarter of 2024 reflected $1.1 million of new swap fees and ($1.7) million in net fair value adjustments, as compared to $2.5 million in fees and $1.4 million in net fair value adjustments, in the prior year third quarter. Slightly offsetting this decrease, trust fees increased $0.8 million from the third quarter of 2023, reflecting higher assets under management from organic growth and market value appreciation, and service charges on deposits increased $1.2 million from the third quarter of 2023, reflecting fee income from new products and services and increased general consumer spending.

Non-interest expense, excluding restructuring and merger-related expenses, increased in the third quarter of 2024 by $1.9 million, or 2.0%, to $99.2 million, compared to the third quarter of 2023, reflecting increased equipment and software expense, FDIC insurance expense and other operating expenses. Equipment and software expense increased $1.0 million in the third quarter of 2024 compared to the prior year third quarter reflecting the impact of prior year ATM upgrades, which were phased in throughout the prior year. FDIC insurance expense increased in the third quarter of 2024 by $0.5 million due to an increase in the minimum rate for all banks. Other operating expenses increased $1.5 million in the third quarter of 2024 from the third quarter of 2023 primarily due to higher costs and fees in support of loan growth and higher other miscellaneous expenses. Offsetting these increases somewhat are decreases in salaries and wages and employee benefits expense, primarily due to lower staffing levels as a result of efficiency improvements in the mortgage and branch staffing models.

For the first nine months of 2024, the effective tax rate was 17.3% as compared to 17.6% for the first nine months of 2023, and the provision for income taxes decreased by $5.2 million over the same time period. The decrease in the provision for income taxes and effective tax rate is due to the decrease in pre-tax income over the same period.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2024	2023	2024	2023
Net interest income	$121,142	$117,682	$351,701	$363,580
Taxable equivalent adjustment to net interest income	1,196	1,244	3,626	3,772
Net interest income, fully taxable equivalent	$122,338	$118,926	$355,327	$367,352
Net interest spread, non-taxable equivalent	1.95%	2.17%	1.96%	2.44%
Benefit of net non-interest bearing liabilities	0.97%	0.83%	0.95%	0.72%
Net interest margin	2.92%	3.00%	2.91%	3.16%
Taxable equivalent adjustment	0.03%	0.03%	0.03%	0.03%
Net interest margin, fully taxable equivalent	2.95%	3.03%	2.94%	3.19%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $3.5 million or 2.9% in the third quarter of 2024 compared to the third quarter of 2023. The increase is due to an increase of average portfolio loans of 9.6% in the third quarter of 2024 as compared to the third quarter of 2023, due to strong new loan growth and strategic loan production office and lender hiring initiatives. Conversely, net interest income decreased $11.9 million or 3.3% in the first nine months of 2024 as compared to the same period of 2023. This decrease was due to a 25 basis point decrease year over year in the net interest margin to 2.94% for the first nine months of 2024. The decrease in margin is due to higher funding costs and the associated remix from non-interest bearing deposits into higher tier money market and certificate of deposit accounts. Total purchase accounting accretion was flat in the third quarter of 2024 as compared to the third quarter of 2023, as approximately two basis points of accretion from prior acquisitions was included in each quarter's net interest margin. Total average deposits increased by $654.4 million or 5.0% in the third quarter of 2024 as compared to the third quarter of 2023. The cost of interest bearing deposits increased by 84 basis points and the cost of total interest bearing liabilities increased by 69 basis points from the third quarter of 2023 to the third quarter of 2024. The increase in the cost is primarily due to rate increases for interest bearing deposits in response to the general increase in overall deposit rates in the marketplace.

Interest income increased $30.1 million or 16.4% in the third quarter of 2024 compared to the same period of 2023 and $91.9 million or 17.7% in the first nine months of 2024 compared to the same period of 2023. Average loan balances increased $1.1 billion or 9.6% in the third quarter of 2024 compared to the third quarter of 2023, while loan yields increased by 47 basis points during this same period to 5.93% due to the previously mentioned rising rate environment and its effect on the repricing of portfolio loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the third quarter of 2024, average loans represented 75.1% of average earning assets, an increase from 72.5% in the third quarter of 2023. Average total securities balances decreased $269.9 million or 7.0% from the third quarter of 2023, and represented 21.9% of total earning assets in the third quarter of 2024. Taxable securities yields increased by 14 basis points in the third quarter of 2024 from the third quarter of 2023. Tax-exempt securities yields, which are the highest yields within total securities, increased two basis points from the third quarter of 2023.

Interest expense increased $26.7 million in the third quarter of 2024 and $103.7 million in the first nine months of 2024 as compared to the same periods in 2023, due to the timing of the prior year federal funds rate increases and their effect on the costs of deposits and borrowings. The cost of interest bearing liabilities increased by 69 basis points from the third quarter of 2023 to 3.21% in the third quarter of 2024. Average interest bearing deposits increased $1.1 billion or 12.1% from the third quarter of 2023. The rate on interest bearing deposits increased 84 basis points to 2.85% from the third quarter of 2023, primarily from increases in rates on interest bearing public funds, money market funds and savings deposits, and a mix shift from non-interest bearing demand deposits into interest bearing demand deposits and certificates of deposit. Average non-interest bearing demand deposit balances decreased from the third quarter of 2023 to the third quarter of 2024 by $408.3 million or 9.7%, and were 28.0% of total average deposits at September 30, 2024, compared to 32.5% at September 30, 2023, reflecting customers' preferences in the previously mentioned interest rate environment. For the third quarter of 2024, Wesbanco's average loans to average deposits ratio was 90.6%, reflecting additional capacity to lend. The average balance of FHLB borrowings increased $43.7 million from the third quarter of 2023 to the third quarter of 2024. The average balance of repurchase agreements and subordinated and junior subordinated debt balances remain virtually unchanged from the third quarter of 2023 to the third quarter of 2024.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$435,417	5.64%	$341,206	5.21%	$388,064	5.65%	$353,312	5.18%
Loans, net of unearned income (1)	12,355,547	5.93%	11,271,211	5.46%	12,057,841	5.83%	11,012,054	5.27%
Securities: (2)
Taxable	2,863,374	2.45%	3,100,769	2.31%	2,885,072	2.41%	3,199,826	2.33%
Tax-exempt (3)	745,517	3.04%	778,069	3.02%	752,795	3.06%	788,250	3.05%
Total securities	3,608,891	2.57%	3,878,838	2.46%	3,637,867	2.54%	3,988,076	2.47%
Other earning assets	63,187	7.51%	60,963	7.41%	60,073	7.68%	56,207	5.53%
Total earning assets (3)	16,463,042	5.19%	15,552,218	4.72%	16,143,845	5.09%	15,409,649	4.55%
Other assets	1,832,541		1,789,741		1,820,755		1,793,998
Total Assets	$18,295,583		$17,341,959		$17,964,600		$17,203,647

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$3,624,061	3.09%	$3,294,370	2.51%	$3,551,076	3.03%	$3,185,340	2.06%
Money market accounts	2,295,192	3.40%	1,797,562	2.39%	2,203,768	3.28%	1,689,350	1.77%
Savings deposits	2,403,806	1.36%	2,604,075	1.02%	2,442,015	1.30%	2,702,050	0.82%
Certificates of deposit	1,500,816	3.79%	1,065,140	2.23%	1,388,115	3.51%	947,404	1.42%
Total interest bearing deposits	9,823,875	2.85%	8,761,147	2.01%	9,584,974	2.72%	8,524,144	1.54%
Federal Home Loan Bank borrowings	1,256,250	5.43%	1,212,554	5.39%	1,228,832	5.48%	1,157,821	5.14%
Repurchase agreements	122,159	3.56%	112,233	2.63%	107,565	3.31%	116,159	1.90%
Subordinated debt and junior subordinated debt	279,218	5.80%	281,943	6.06%	279,160	5.83%	281,715	5.86%
Total interest bearing liabilities (4)	11,481,502	3.21%	10,367,877	2.52%	11,200,531	3.10%	10,079,839	2.08%
Non-interest bearing demand deposits	3,817,184		4,225,529		3,878,063		4,393,714
Other liabilities	281,436		269,891		284,172		253,410
Shareholders’ equity	2,715,461		2,478,662		2,601,834		2,476,684
Total Liabilities and Shareholders’ Equity	$18,295,583		$17,341,959		$17,964,600		$17,203,647
Taxable equivalent net interest spread		1.98%		2.20%		1.99%		2.47%
Taxable equivalent net interest margin		2.95%		3.03%		2.94%		3.19%

(1)
Gross of allowance for credit losses, net of unearned income and includes non-accrual loans and loans held for sale. Loan fees included in interest income on loans were $0.5 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and were $1.8 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $0.8 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $2.3 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $7 thousand and $35 thousand for the three months ended September 30, 2024 and 2023, and $0.2 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Compared to September 30, 2023			Compared to September 30, 2023
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$1,314	$376	$1,690	$1,410	$1,337	$2,747
Loans, net of unearned income	15,596	13,413	29,009	43,326	48,872	92,198
Taxable securities	(1,430)	999	(431)	(5,618)	1,951	(3,667)
Tax-exempt securities (1)	(249)	20	(229)	(812)	115	(697)
Other earning assets	42	11	53	169	961	1,130
Total interest income change (1)	15,273	14,819	30,092	38,475	53,236	91,711
Increase (decrease) in interest expense:
Interest bearing demand deposits	2,234	5,032	7,266	6,168	25,305	31,473
Money market accounts	3,500	5,268	8,768	8,323	23,530	31,853
Savings deposits	(547)	2,094	1,547	(1,725)	8,962	7,237
Certificates of deposit	3,077	5,224	8,301	6,353	20,068	26,421
Federal Home Loan Bank borrowings	596	88	684	2,815	3,082	5,897
Repurchase agreements	71	276	347	(131)	1,139	1,008
Subordinated debt and junior subordinated debt	(41)	(192)	(233)	(112)	(41)	(153)
Total interest expense change	8,890	17,790	26,680	21,691	82,045	103,736
Net interest income change (1)	$6,383	$(2,971)	$3,412	$16,784	$(28,809)	$(12,025)

(1)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The provision for credit losses - loans and loan commitments decreased to $4.8 million in the third quarter of 2024 compared to a provision of $6.3 million in the third quarter of 2023. The $4.8 million provision in the third quarter of 2024 was a result of continued loan growth and adjustments in regional macroeconomic factors and loan concentrations as well as an increase in net charge-offs and was partially offset by a reduction in the reserve for individually evaluated loans. Non-performing loans were 0.24% of total portfolio loans as of September 30, 2024, decreasing from 0.26% of total portfolio loans at the end of the third quarter of 2023. Criticized and classified loans were 2.36% of total portfolio loans as of September 30, 2024, increasing from 2.22% as of September 30, 2023, due to downgrades within the loan portfolio. Past due loans at September 30, 2024 were 0.44% of total portfolio loans, compared to 0.22% at September 30, 2023. Annualized net loan charge-offs were 0.11% for the nine months ended September 30, 2024, compared to 0.03% for the nine months ended September 30, 2023. Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Trust fees	$7,517	$6,705	$812	12.1	$22,902	$21,116	$1,786	8.5
Service charges on deposits	7,945	6,726	1,219	18.1	21,841	19,128	2,713	14.2
Digital banking income	5,084	4,949	135	2.7	14,828	14,564	264	1.8
Net swap fee and valuation (loss) income	(627)	3,845	(4,472)	(116.3)	2,712	7,257	(4,545)	(62.6)
Net securities brokerage revenue	2,659	2,394	265	11.1	7,808	7,492	316	4.2
Bank-owned life insurance	2,173	2,398	(225)	(9.4)	7,032	7,547	(515)	(6.8)
Net securities gains (losses)	675	(337)	1,012	300.3	1,347	13	1,334	NM
Mortgage banking income	1,280	975	305	31.3	3,042	2,002	1,040	51.9
Net insurance services revenue	796	827	(31)	(3.7)	2,720	2,584	136	5.3
Payment processing fees	925	939	(14)	(1.5)	2,659	2,761	(102)	(3.7)
Net (loss) gain on other real estate owned and other assets	(239)	(28)	(211)	(753.6)	(51)	1,075	(1,126)	(104.7)
Other	1,424	1,486	(62)	(4.2)	4,756	4,833	(77)	(1.6)
Total non-interest income	$29,612	$30,879	$(1,267)	(4.1)	$91,596	$90,372	$1,224	1.4

NM = Not Meaningful

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 19.6% of total revenue for the three months ended September 30, 2024. Wesbanco offers its customers a wide range of retail, commercial, investment and digital banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the third quarter of 2024, non-interest income decreased $1.3 million or 4.1% compared to the third quarter of 2023, primarily due to a $4.5 million decrease in net swap fee and valuation income. This was partially offset by a $1.2 million increase in service charges on deposits, a $1.0 million increase in net securities gains, a $0.8 million increase in trust fees, and a $0.3 million increase in mortgage banking income.

Trust fees increased $0.8 million or 12.1% compared to the third quarter of 2023, due to an increase in the market value of trust assets. Total trust assets were $6.1 billion as of September 30, 2024 as compared to $5.0 billion at September 30, 2023. As of September 30, 2024, trust assets include managed assets of $5.0 billion and non-managed (custodial) assets of $1.1 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.9 billion and $0.8 billion as of September 30, 2024 and September 30, 2023, respectively, and are included in managed assets. Trust fees increased $1.8 million or 8.5% in the first nine months of 2024 as compared to the first nine months of 2023 for similar reasons as that for the three months ended.

Service charges on deposits increased $1.2 million or 18.1% in the third quarter of 2024 compared to the third quarter of 2023, due to an increase in transactional fee income, treasury management fee income and increased general consumer spending. Service charges on deposits increased $2.7 million or 14.2% in the first nine months of 2024 as compared to the same period in 2023 for similar reasons as that for the three months ended.

Net swap fee and valuation income, which includes fair value adjustments, decreased $4.5 million or 116.3% in the third quarter of 2024 compared to the third quarter of 2023, due to a decrease in swap fee income and fair value adjustments on existing swaps. For the three months ended September 30, 2024, new swaps executed of $71.8 million in notional principal resulted in $1.1 million of fee income as compared to new swaps executed of $178.1 million in notional principal, resulting in $2.5 million of fee income for the three months ended September 30, 2023. Fair value adjustments on existing swaps for the three months ended September 30, 2024 were negative $1.7 million as compared to positive $1.4 million for the three months ended September 30, 2023. For the first nine months of 2024, net swap fee and valuation income decreased by $4.5 million or 62.6% from the first nine months of 2023. During this time period, new swap fee income decreased by $3.1 million along with a $1.4 million decrease in fair value adjustments on existing swaps.

Net securities gains include both gains and losses on investment security transactions as well as market value adjustments on Wesbanco's deferred compensation plan. For the three months ended September 30, 2024, net securities gains increased $1.0 million compared to the same period in 2023, due to a $0.6 million increase in market adjustments on the deferred compensation plan in the third quarter of 2024 as compared to a $0.2 million decrease in market adjustments in the third quarter of 2023. For the nine months ended September 30, 2024, net securities gains increased by $1.3 million from the nine months of 2023 for the same reasons.

Mortgage banking income increased $0.3 million or 31.3% in the third quarter of 2024 compared to the third quarter of 2023, due to an increase in sale margins, partially offset by a decrease in fair value adjustments on mortgage derivatives. For the third quarter of 2024, total mortgage production was $167.2 million, which increased by 1.0% from the third quarter of 2023. For the three months ended September 30, 2024, $84.9 million in mortgages were sold into the secondary market as compared to $90.3 million in the comparable 2023 period. Included in mortgage banking income above are a loss of $0.6 million and a gain of $0.6 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended September 30, 2024 and 2023, respectively. Mortgage banking income increased by $1.0 million or 52.0% from the first nine months of 2023 to the first nine months of 2024 for similar reasons as that for the three months ended.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and wages	$44,890	$45,351	$(461)	(1.0)	$131,879	$131,774	$105	0.1
Employee benefits	11,522	11,922	(400)	(3.4)	34,284	35,492	(1,208)	(3.4)
Net occupancy	6,226	6,146	80	1.3	19,158	18,921	237	1.3
Equipment and software	10,157	9,132	1,025	11.2	30,622	27,018	3,604	13.3
Marketing	2,977	3,115	(138)	(4.4)	7,233	8,203	(970)	(11.8)
FDIC insurance	3,604	3,125	479	15.3	10,576	8,880	1,696	19.1
Amortization of intangible assets	2,053	2,262	(209)	(9.2)	6,217	6,845	(628)	(9.2)
Restructuring and merger-related expenses	1,977	641	1,336	208.4	5,755	3,830	1,925	50.3
Professional fees	4,686	4,072	614	15.1	14,281	11,348	2,933	25.8
Franchise and other miscellaneous taxes	3,164	2,874	290	10.1	9,403	8,787	616	7.0
ATM and digital banking interchange expenses	1,531	1,744	(213)	(12.2)	4,548	5,143	(595)	(11.6)
Communications	1,106	1,287	(181)	(14.1)	3,678	4,029	(351)	(8.7)
Other real estate owned and foreclosure expenses	98	109	(11)	(10.1)	284	273	11	4.0
Postage, supplies and other	7,192	6,159	1,033	16.8	22,850	19,955	2,895	14.5
Total non-interest expense	$101,183	$97,939	$3,244	3.3	$300,768	$290,498	$10,270	3.5

Non-interest expense in the third quarter of 2024 increased $3.2 million or 3.3% as compared to the same quarter in 2023, principally from a $1.3 million increase in restructuring and merger-related expenses, a $1.0 million increase in supplies, postage and other operating expense, and a $1.0 million increase in equipment and software expense. These increases were partially offset by a $0.5 million decrease in salaries and wages and a $0.4 million decrease in employee benefits.

Salaries and wages decreased $0.5 million or 1.0% in the third quarter of 2024 as compared to the third quarter of 2023 due to lower staffing levels associated with efficiency improvements in the mortgage and branch staffing models and were partially offset by normal compensation merit adjustments. The average full time equivalent employees decreased by 6.2% from the third quarter of 2023 to the third quarter of 2024 due to the elimination of certain branch staffing, residential lending and related back-office positions. Salaries and wages were flat in the first nine months of 2024 as compared to the first nine months of 2023.

Employee benefits expense decreased by $0.4 million or 3.4% in the third quarter of 2024 as compared to the third quarter of 2023. This decrease was primarily due to a $0.7 million decrease in other benefits expenses and a $0.5 million decrease in health insurance driven by lower staffing levels. This is partially offset by an increase in deferred compensation expense. Similarly, employee benefits expense decreased $1.2 million or 3.4% in the first nine months of 2024 as compared to the first nine months of 2023.

Equipment and software costs increased $1.0 million or 11.2% in the third quarter of 2024 as compared to the third quarter of 2023, due primarily to continued improvements made in automating and enhancing processes, along with the upgrade of Wesbanco’s ATM fleet with newer technology, which occurred throughout 2023. Similarly, equipment and software costs increased $3.6 million or 13.3% in the first nine months of 2024 as compared to the first nine months of 2023.

Restructuring and merger-related expenses increased $1.3 million in the third quarter of 2024 as compared to the third quarter of 2023, due to merger-related expenses incurred for the potential acquisition of Premier Financial. Similarly, for the nine months ended September 30, 2024, restructuring and merger-related expenses increased $1.9 million from the same period in 2023.

Professional fees increased by $0.6 million or 15.1% in the third quarter of 2024 as compared to the third quarter of 2023, due to increased loan origination fees resulting from an increase in loan volume, increased legal fees and higher other professional fees. Similarly, for the nine months ended September 30, 2024, professional fees increased $2.9 million or 25.8% from the same period in 2023.

Supplies, postage and other operating expense increased by $1.0 million or 16.8% in the third quarter of 2024 as compared to the third quarter of 2023 primarily due to higher costs and fees in support of loan growth and other miscellaneous expenses. Similarly, supplies, postage and other expense increased $2.9 million or 14.5% in the first nine months of 2024 as compared to the same period in 2023.

INCOME TAXES

The provision for income taxes was $7.5 million for the three months ended September 30, 2024, which is flat compared to the provision for the three months ended September 30, 2023. The unchanged provision for income taxes is due to a $0.5 million increase in pre-tax income over the same time period, while the effective tax rate decreased slightly from 17.4% to 16.8% for the quarter. The provision for income taxes was $21.3 million for the nine months ended September 30, 2024, which is a $5.2 million decrease compared to the provision for the nine months ended September 30, 2023, as pre-tax income decreased by $27.3 million over the same time period.

FINANCIAL CONDITION

Total assets increased 4.5%, while shareholders' equity increased 10.6% at September 30, 2024 as compared to December 31, 2023. Total securities decreased $1.9 million or 0.1% from December 31, 2023 to September 30, 2024, as investment runoff was reinvested in new securities. Total portfolio loans were $12.5 billion, which increased $0.8 billion or 7.0% since December 31, 2023 driven by strong performance from our commercial and residential lending teams. Deposits increased $0.7 billion, or 5.1% from December 31, 2023, reflecting the benefit of deposit gathering and retention efforts by our retail and commercial teams. The composition of total deposits continues to have some mix shift; however, total demand deposits continue to represent 54% of total deposits, with the non-interest bearing component representing 27%, which remains consistent with the percentage range prior to the pandemic. The overall decrease in transaction-based accounts is primarily attributable to customers' preferences as deposit rates have risen in the current market environment. Deposits were also somewhat impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio, and northern West Virginia markets. Total FHLB borrowings decreased $175.0 million or 13.0% during the first nine months of 2024, as proceeds were used from the $200 million of common equity raised in the third quarter to pay down borrowings. Shareholders' equity increased $268.5 million or 10.6% from December 31, 2023 to September 30, 2024, primarily due to the capital raise, increases in other comprehensive income, and net income exceeding dividends declared for the period.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	September 30,	December 31,
(unaudited, dollars in thousands)	2024	2023	Change ($)	Change (%)
Equity securities (at fair value)	$13,355	$12,320	$1,035	8.4
Available-for-sale debt securities (at fair value)
U.S. Treasuries	97,661	—	97,661	100.0
U.S. Government sponsored entities and agencies	203,447	208,366	(4,919)	(2.4)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,595,045	1,629,684	(34,639)	(2.1)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	248,626	268,307	(19,681)	(7.3)
Obligations of states and political subdivisions	71,794	76,125	(4,331)	(5.7)
Corporate debt securities	11,954	11,847	107	0.9
Total available-for-sale debt securities	$2,228,527	$2,194,329	$34,198	1.6
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$3,239	$3,587	$(348)	(9.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	34,333	38,893	(4,560)	(11.7)
Obligations of states and political subdivisions	1,106,602	1,136,779	(30,177)	(2.7)
Corporate debt securities	18,185	20,268	(2,083)	(10.3)
Total held-to-maturity debt securities	1,162,359	1,199,527	(37,168)	(3.1)
Total securities	$3,404,241	$3,406,176	$(1,935)	(0.1)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	2.49%	2.31%
As a % of total securities	65.9%	64.8%
Weighted average life (in years)	6.0	6.8
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	2.95%	2.97%
As a % of total securities	34.1%	35.2%
Weighted average life (in years)	8.2	8.7
Total securities:
Weighted average yield at the respective period end (2)	2.64%	2.52%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	6.7	7.4

(1)
At September 30, 2024 and December 31, 2023, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $1.9 million or 0.1% from December 31, 2023 to September 30, 2024. Through the first nine months of the year, the available-for-sale portfolio increased by $34.2 million or 1.6%, primarily due to $213.4 million in purchases and a decrease of $58.6 million in unrealized losses, partially offset by $198.0 million in paydowns and $37.0 million in maturities and calls. The held-to-maturity portfolio decreased by $37.2 million or 3.1% due primarily to maturities and calls of municipal securities. The weighted average yield of the portfolio increased 12 basis points from 2.52% at December 31, 2023 to 2.64% at September 30, 2024, primarily due to new investment purchases at higher rates and increases in the indices tied to variable rate securities.

Total gross unrealized securities losses decreased $78.8 million from $438.3 million at December 31, 2023 to $359.5 million at September 30, 2024. The decrease in unrealized losses from December 31, 2023 was due to a decrease in market rates in 2024 to date, causing market prices to increase. Wesbanco believes that none of the unrealized losses on available-for-sale securities at September 30, 2024 require an allowance for credit losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2024 and December 31, 2023 were $188.1 million and $233.2 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $109.6 million at September 30, 2024, compared to $130.4 million at December 31, 2023. With approximately 34% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.4 million and $8.8 million as of September 30, 2024 and December 31, 2023, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

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

TABLE 7. COMPOSITION OF LOANS (1)

	September 30, 2024		December 31, 2023
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$1,190,453	9.5	$1,055,865	9.1
Improved property	6,015,818	48.2	5,509,583	47.3
Total commercial real estate	7,206,271	57.7	6,565,448	56.4
Commercial and industrial	1,717,369	13.8	1,670,659	14.3
Residential real estate	2,519,089	20.2	2,438,574	20.9
Home equity	796,594	6.4	734,219	6.3
Consumer	212,107	1.7	229,561	2.0
Total portfolio loans	12,451,430	99.8	11,638,461	99.9
Loans held for sale	22,127	0.2	16,354	0.1
Total loans	$12,473,557	100.0	$11,654,815	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $0.8 billion or 7.0% from December 31, 2023, and have increased $1.1 billion or 10.0% over the past twelve months. The increase over the last twelve months was driven by a 36.8% growth in land and construction loans due to increased originations. Originations have outpaced repayments in several loan categories, leading to increases of 11.4% in home equity loans, 9.0% in improved property loans, 8.2% in commercial and industrial loans, and 5.3% in residential real estate. Consumer loans have decreased somewhat at 9.1%.

Total loan commitments of $4.9 billion, including loans approved but not closed, increased $0.2 billion or 3.7% from December 31, 2023 due primarily to increased lines of credit. The average line utilization percentage for the commercial portfolio was 35.6% for the three months ended September 30, 2024 compared to 31.9% for the three months ended December 31, 2023.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors. The breakdown for all CRE – improved property is 25% owner-occupied and 75% investor-owned. The bank has instituted additional monitoring of the office building portfolio, as remote work has put pressure on the need for dedicated office space in certain markets. The office portfolio breakdown within CRE – improved property is 33% owner-occupied and 67% investor-owned. Investor-owned office buildings represent 3.7% of the total loan portfolio.

Loans held for sale at both September 30, 2024 and December 31, 2023 are originated residential mortgages that are committed to be sold into the secondary market. Loans held for sale increased by $5.8 million or 35.3% from December 31, 2023 due to increased originations in the second and third quarters of 2024, as compared to those in the fourth quarter of 2023.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 8. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2024	December 31, 2023
Non-performing loans:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	11,227	9,557
Commercial and industrial	2,271	1,841
Residential real estate	11,274	10,582
Home equity	5,531	4,777
Consumer	118	51
Total non-performing loans	$30,421	$26,808
Other real estate owned and repossessed assets	906	1,497
Total non-performing assets	$31,327	$28,305
Non-performing loans/total portfolio loans	0.24%	0.23%
Non-performing assets/total assets	0.17%	0.16%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.25%	0.24%

Non-performing loans consist only of non-accrual loans. Non-performing loans increased $3.6 million or 13.5% from December 31, 2023. (Please see the Notes to the Consolidated Financial Statements for additional discussion).

The following table presents past due and accruing loans excluding non-accruals:

TABLE 9. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUALS

(unaudited, dollars in thousands)	September 30, 2024	December 31, 2023
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	8,848	1,899
Commercial and industrial	5,339	3,184
Residential real estate	4,489	2,602
Home equity	1,263	1,407
Consumer	488	546
Total loans past due 90 days or more	20,427	9,638
Loans past due 30 to 89 days:
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	9,133	7,476
Commercial and industrial	9,442	1,834
Residential real estate	3,587	3,093
Home equity	7,127	5,461
Consumer	4,473	5,011
Total loans past due 30 to 89 days	33,762	22,875
Total loans 30 days or more past due	$54,189	$32,513
Loans past due 90 days or more and accruing to total portfolio loans	0.16%	0.08%
Loans past due 30-89 days and accruing to total portfolio loans	0.27%	0.20%

Loans past due 30 days or more and accruing interest, excluding non-accruals, increased $21.7 million or 66.7% from December 31, 2023. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due increased $10.8 million and represented 0.16% of total portfolio loans at September 30, 2024 and 0.08% at December 31, 2023. Loans 30 to 89 days past due represented 0.27% of total portfolio loans at September 30, 2024 and 0.20% at December 31, 2023.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of September 30, 2024, the total allowance for credit losses – loans and commitments was $149.1 million, of which $140.9 million related to loans and $8.2 million related to loan commitments. The allowance for credit losses – loans was 1.13% of total portfolio loans as of September 30, 2024, compared to 1.12% as of December 31, 2023. Excluded from the allowance for credit losses and related coverage ratio are fair market value adjustments on previously acquired loans representing 0.09% of total portfolio loans at September 30, 2024. The allowance for credit losses – loans individually-evaluated increased $2.2 million from December 31, 2023 to September 30, 2024. The population of individually-evaluated loans consisted of seven loans, with a total outstanding loan balance of $38.5 million. The allowance for loans collectively-evaluated increased from December 31, 2023 to September 30, 2024 by $8.0 million. The allowance for credit losses- loan commitments was $8.2 million at September 30, 2024 as compared to $8.6 million as of December 31, 2023, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the probability of default (“PD”) divided by the loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. For the calculation as of September 30, 2024, the forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.6%, and subsequently increase to an average of 5.0% over the remainder of the forecast period. Quarterly changes to the economic drivers of the quantitative model, including changes to the portfolio mix as well as an increase in the bank’s qualitative adjustments caused the allowance for credit losses - loans to increase from December 31, 2023 to September 30, 2024 by $10.2 million.

Criticized and classified loans were 2.36% of total portfolio loans, or $293.7 million, at September 30, 2024, increasing from 2.22% of total portfolio loans at December 31, 2023. See Note 5, “Loans and the Allowance for Credit Losses” for more information.

Table 10 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 10. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	September 30, 2024	Percent of Total	December 31, 2023	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$8,228	5.5	$7,123	5.1
Commercial real estate - improved property	61,589	41.3	59,351	42.7
Commercial and industrial	41,372	27.7	36,644	26.3
Residential real estate	23,497	15.8	21,218	15.2
Home equity	1,162	0.8	1,017	0.7
Consumer	3,526	2.4	3,956	2.8
Deposit account overdrafts	1,498	1.0	1,366	1.0
Total allowance for credit losses - loans	$140,872	94.5	$130,675	93.8
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$6,831	4.6	$6,894	5.0
Commercial real estate - improved property	16	—	—	—
Commercial and industrial	129	0.1	429	0.3
Residential real estate	1,249	0.8	1,276	0.9
Home equity	—	—	5	—
Consumer	—	—	—	—
Total allowance for credit losses - loan commitments	8,225	5.5	8,604	6.2
Total allowance for credit losses - loans and loan commitments	$149,097	100.0	$139,279	100.0

Although the allowance for credit losses is allocated as described in Table 10, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at September 30, 2024.

DEPOSITS

TABLE 11. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Deposits
Non-interest bearing demand	$3,777,781	$3,962,592	$(184,811)	(4.7)
Interest bearing demand	3,667,082	3,463,443	203,639	5.9
Money market	2,347,444	2,017,713	329,731	16.3
Savings deposits	2,381,542	2,493,254	(111,712)	(4.5)
Certificates of deposit	1,663,494	1,231,702	431,792	35.1
Total deposits	$13,837,343	$13,168,704	$668,639	5.1

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 192 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits increased $668.6 million or 5.1% during the first nine months of 2024. Money market deposit accounts and demand deposits increased 16.3% and 0.3%, respectively, which were partially offset by savings deposits decreasing 4.5%. The net increase in deposits reflects the benefit of deposit gathering and retention efforts by both retail and commercial teams. The composition of total deposits continues to have a shift in the mix, however, demand deposits as a percentage of total deposits at September 30, 2024 remains consistent with the percentage range pre-pandemic. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, Wesbanco also participates in the Insured Cash Sweep (ICS®) deposit program. ICS® reciprocal balances totaled $1.2 billion and $1.0 billion at September 30, 2024 and December 31, 2023, respectively. In addition, ICS® one-way buys totaled $200.6 million at September 30, 2024 and December 31, 2023.

Certificates of deposit increased 35.1% from December 31, 2023 to September 30, 2024. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet but does participate in the Certificate of Deposit Account Registry Services (CDARS®) program. CDARS® balances totaled $55.9 million in outstanding balances at September 30, 2024, of which $10.0 million represented one-way buys, compared to $48.4 million in total outstanding balances, of which $10.6 million represented one-way buys, at December 31, 2023. Certificates of deposit greater than $250,000 were approximately $396.4 million at September 30, 2024 compared to $223.4 million at December 31, 2023. Certificates of deposit totaling approximately $1.5 billion at September 30, 2024 with a cost of 4.17% are scheduled to mature within the next 12 months. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 12. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,175,000	$1,350,000	$(175,000)	(13.0)
Other short-term borrowings	140,641	105,893	34,748	32.8
Subordinated debt and junior subordinated debt	279,251	279,078	173	0.1
Total	$1,594,892	$1,734,971	$(140,079)	(8.1)

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. FHLB borrowings decreased $175.0 million from December 31, 2023 to September 30, 2024, as $1.2 billion in new advances were partially offset by $1.4 billion in maturities, as the proceeds from the $200 million capital raise in the third quarter of 2024 were used to pay down FHLB borrowings. The average cost of maturing FHLB advances for the first nine months of 2024 was 5.64% while the average cost of new borrowings was 5.59%.

Other short-term borrowings, which may consist of federal funds purchased, repurchase agreements and overnight sweep checking accounts were $140.6 million at September 30, 2024, compared to $105.9 million at December 31, 2023. There were no outstanding federal funds purchased at either September 30, 2024 or December 31, 2023.

CAPITAL RESOURCES

Shareholders' equity increased $268.5 million or 10.6% from December 31, 2023, to $2.8 billion at September 30, 2024. The increase resulted primarily from a private placement of Wesbanco common shares that closed on August 1, 2024. The proceeds net of offering expenses totaled $191.0 million which were used to support the proposed merger of Wesbanco and Premier, to pay down borrowings and for general corporate purposes. Additionally, the increase resulted from net income during the current nine-month period of $101.9 million, exceeding the declaration of common and preferred shareholder dividends totaling $66.2 million and $7.6 million, respectively, coupled with a $44.9 million other comprehensive gain for the nine months ended September 30, 2024. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.36 per share in November 2023, representing a 2.9% increase over the prior quarterly rate and a cumulative 157% increase since 2010.

Wesbanco did not purchase any shares of its common stock on the open market during the three-month period ended September 30, 2024 under the current share repurchase authorization. At September 30, 2024, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 972,298 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At September 30, 2024, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of September 30, 2024, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $194.7 million from the Bank.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. Regulatory capital levels without the capital benefit at September 30, 2024 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized,” as the capital benefit approximated five to seven basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			September 30, 2024			December 31, 2023
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,867,982	10.69%	$698,642	$1,647,759	9.87%	$667,914
Common equity Tier 1	4.50%	6.50%	1,723,498	11.89%	652,248	1,503,275	10.99%	615,420
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,867,982	12.89%	869,664	1,647,759	12.05%	820,560
Total capital to risk-weighted assets	8.00%	10.00%	2,281,802	15.74%	1,159,551	2,039,252	14.91%	1,094,080
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,726,833	9.90%	$697,589	$1,655,886	9.93%	$667,039
Common equity Tier 1	4.50%	6.50%	1,726,833	11.94%	650,649	1,655,886	12.13%	614,232
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,726,833	11.94%	867,532	1,655,886	12.13%	818,976
Total capital to risk-weighted assets	8.00%	10.00%	1,863,712	12.89%	1,156,709	1,770,417	12.97%	1,091,968
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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 66.5% at September 30, 2024 and deposit balances funded 74.7% of assets.

The following table lists the sources of liquidity from assets at September 30, 2024 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$620,897
Securities with a maturity date within the next year and callable securities	453,470
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	291,736
Loans held for sale	22,127
Accruing loans scheduled to mature	1,469,912
Normal loan repayments	1,581,409
Total sources of liquidity expected within the next year	$4,439,551
(1)
Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $13.8 billion at September 30, 2024. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.5 billion at September 30, 2024, with a weighted average cost of 4.17%, which includes jumbo regular certificates of deposit totaling $843.0 million with a weighted-average cost of 4.51%, and jumbo CDARS® certificates of deposit of $51.2 million with a weighted-average cost of 4.20%. Wesbanco had $10.0 million brokered one-way buys at September 30, 2024.

Uninsured deposits, as reported for regulatory purposes, totaled $4.6 billion at September 30, 2024, or 33% of total deposits. Uninsured deposits include $1.6 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at September 30, 2024, uninsured deposits were $3.0 billion, or 22% of total deposits.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $3.6 billion and $3.4 billion at September 30, 2024 and December 31, 2023, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. Wesbanco can also use this line of credit for pledging collateral to cover public funds deposits, as an alternative to pledging securities from the investment portfolio. At September 30, 2024, the Bank had unpledged available-for-sale securities with an estimated fair value of $261.9 million, or 12.0% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Approximately 63% of the portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015. As a result of this growth, Wesbanco is monitoring exposure to public funds deposits in relation to pledging requirements and providing insured cash sweep ("ICS") deposits via IntraFi® as a solution for a portion of new and existing public fund depositors. In addition, at September 30, 2024, the Bank had unpledged held-to-maturity securities with an estimated fair value of $762.6 million. Approximately 96%, or $735.1 million of these securities are municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at September 30, 2024. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at September 30, 2024, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $140.6 million at September 30, 2024 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or lines of credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $401.9 million in cash on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2024, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $194.7 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $4.9 billion and $4.7 billion at September 30, 2024 and December 31, 2023, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 12, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Wesbanco’s ALCO is an executive management committee with Board representation, responsible for monitoring and managing interest rate risk within approved policy limits, utilizing earnings sensitivity simulation ("NII") and economic value of equity ("EVE") models. These models are highly dependent on various assumptions, which change regularly as the balance sheet composition and market interest rates change. The key assumptions and strategies employed are analyzed, reviewed and documented at least quarterly by the ALCO as well as provided to the Board.

The earnings sensitivity simulation model projects changes in net interest income resulting from the effects of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, call dates, changes to deposit product betas and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on internally-developed models derived from institution specific data, current market rates and economic forecasts, and are internally back-tested and periodically reviewed by an independent third-party consultant. Key assumptions are reviewed quarterly and updated as deemed appropriate by management. No material assumption changes were made by management this period. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured (otherwise known as a "static" balance sheet) and also assumes that a particular change in interest rates is reflected immediately and parallel across all tenors of the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results, particularly in times of stress. In addition, this analysis does not consider actions that management might employ in the future in response to changes in interest rates, as well as changes in earning asset and costing liability balances.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at September 30, 2024 and December 31, 2023, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2024	December 31, 2023	Guidelines
+200	5.6%	3.3%	(10.0%)
+100	4.2%	3.0%	(7.5%)
-100	(4.2%)	(3.0%)	(7.5%)
-200	(9.3%)	(7.0%)	(10.0%)
-300	(14.7%)	(11.5%)	(15.0%)
-400	N/A	(16.3%)	(20.0%)

Net interest income sensitivity changes are due to the impact of the current rate and yield curve environment on base case net interest income and the related calculation of immediate parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as periodic updates of various modeling assumptions. Generally, weighted average interest bearing non-maturity deposit betas utilized in modeling are 40% in up shocks and 30% in down shocks as the banking industry continues to remain in a high interest rate environment where funding cost pressures have persisted. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically, but no less than annually in our models for non-maturity deposits and loans. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, customer requests for negotiated rates, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons not listed.

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

Wesbanco also periodically measures the EVE, which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the EVE relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of September 30, 2024 and December 31, 2023. Changes in EVE sensitivity since year-end 2023 relate to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	September 30, 2024	December 31, 2023	Guidelines
+200	2.2%	0.3%	(20.0%)
+100	2.6%	2.6%	(10.0%)
-100	(3.4%)	(2.8%)	(10.0%)
-200	(9.5%)	(8.0%)	(20.0%)
-300	(19.9%)	(16.5%)	(30.0%)
-400	N/A	(28.0%)	(40.0%)

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

CHANGES IN INTERNAL CONTROLS— There were no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Relating to the Merger

Although we expect that our pending acquisition of Premier will result in cost savings, synergies and other benefits, the combined company may not realize those benefits because of integration difficulties and other challenges.

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
•
time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities; and
•
the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will not be completed

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, we cannot assure its shareholders that the risks described above will not materialize and will not adversely affect the business, financial results and market price of our Common Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2024, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 972,298 shares remaining for repurchase.

Other repurchases in the third quarter included those for Wesbanco's Employee Stock Ownership and 401(k) Plan and dividend reinvestment plans.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2024				972,440

July 1, 2024 to July 31, 2024	33,597	$28.58	142	972,298
August 1, 2024 to August 31, 2024	2,206	31.12	—	972,298
September 1, 2024 to September 30, 2024	1,398	29.64	—	972,298
Total	37,201	$28.77	142	972,298
(1)
Total shares purchased consist of open market purchases transacted in the KSOP for employee benefit and dividend reinvestment plans.
(2)
Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.”

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

10.2

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

WESBANCO, INC.

Date: October 31, 2024	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2024	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)