Form 10-K
period 2024-12-31
WESBANCO INC
filed 2025-03-03
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2024, determined using a per share closing price on that date of $27.91, was $1,823,305,547.57.

As of February 20, 2025, there were 66,942,912 shares of Wesbanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Wesbanco, Inc.’s definitive proxy statement which will be filed by March 31, 2025 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2025 are incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2024, Wesbanco operated one commercial bank: Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”). The Bank has 181 branches and 188 ATM machines located in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. Total assets of Wesbanco as of December 31, 2024 approximated $18.7 billion. Wesbanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment is approximately $6.0 billion as of December 31, 2024. These assets are held by Wesbanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

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

Wesbanco Asset Management, Inc., a wholly-owned subsidiary of Wesbanco Bank, holds certain investment securities and a loan in a Delaware-based subsidiary.

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

As of December 31, 2024, none of Wesbanco’s subsidiaries were engaged in any operations in foreign countries, and only one had any transactions with customers in foreign countries. The Bank also provides letters of credit internationally for certain domestic customers and provides international wire services through a third-party correspondent bank.

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

Upon written request of any shareholder of record on December 31, 2024, Wesbanco will provide, without charge, a printed copy of this 2024 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the SEC. To obtain a copy of this report, contact: John Iannone, Wesbanco, Inc., 1 Bank Plaza, Wheeling, West Virginia 26003 (304) 905-7021.

ACQUISITION

On February 28, 2025, Wesbanco completed its acquisition of Premier Financial Corp. ("Premier"). For additional information regarding the Merger, see Note 2, “Mergers and Acquisitions”. In addition, the Merger Agreement is filed as an exhibit to this Annual Report on Form 10-K.

Premier, headquartered in Defiance, Ohio, is the holding company for Premier Bank. Premier Bank, headquartered in Youngstown, Ohio, operates 73 branches and nine loan offices in Ohio, Michigan, Indiana and Pennsylvania and also serves clients through a team of wealth professionals dedicated to each community banking branch.

HUMAN CAPITAL RESOURCES

At December 31, 2024, we employed 2,195 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 10 years while the average tenure of our executive officers was over 18 years. None of our employees are represented by collective bargaining agreements. We believe our relations with our employees are very good. The safety and care of our employees and their families as well as their communities is paramount for us.

Of our total employees, over 10% or 227 were minorities with 83 or 37% of those officers. Of our 1,134 total officers, 635 or 56% were women. Our overall turnover rate for 2024 was 17%; however, our turnover rate for officers was 10% for 2024.

Our corporate culture has been established by senior management and overseen by our board of directors. Built upon three pillars - Mission, Vision and Pledge, our culture, which is both customer and employee-centric, is focused on growing genuine long-term relationships by pledging to serve all personal and business customer needs efficiently and effectively while embodying respect, creating exceptional customer experiences, ensuring soundness and stability, holding ourselves accountable and being stewards of our communities. Wesbanco completed its second employee engagement survey in the first quarter of 2024 which focused on Wesbanco culture. We were pleased with the number of participants and their feedback.

Wesbanco has been a leader in its communities for over 150 years, and we want to continue to take a leadership role by noting our stance for equality. We are a group with diverse backgrounds and ethnicities and share the same values of dignity and respect for our co-workers, customers, and fellow community members. We have been able to enhance our diversification through the retention of many of the employees we have acquired through our acquisition strategy who bring a strong skill set and a diverse background. Wesbanco achieves diversity in our workforce representation by reflecting the makeup of the communities it serves.

In addition, we have engaged in leadership training for senior and middle management supervisors. We annually assess talent through a specific Talent Development Program to identify, promote and build development plans among multiple levels of management. These efforts have resulted in Wesbanco being designated as one of the “greatest” workplaces.

Our hope is that this not only helps us evolve and grow as a company but that it also spreads to all of our other community efforts. In 2024, Wesbanco provided philanthropic donations and sponsorships totaling over $1.0 million in support of worthwhile organizations serving local communities across our footprint. Further, our employees provided technical assistance services and financial education to over 640 organizations and area schools that resulted in nearly 12,000 volunteer hours in 2024.

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

HOLDING COMPANY REGULATIONS

As indicated in “Item 1. Business-General” Wesbanco has one state-chartered bank subsidiary, Wesbanco Bank, as well as four non-bank subsidiaries (excluding capital trusts). The subsidiary bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by the subsidiary bank with the parent and any non-bank subsidiaries of the parent, which are referred to in the aggregate in this paragraph as “affiliates” of the subsidiary bank. “Covered transactions” include loans or extensions of credit to an affiliate (including repurchase agreements), purchases of or investments in securities issued by an affiliate, purchases of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, certain transactions that involve borrowing or lending securities, and certain derivative transactions with an affiliate. Such covered transactions between the subsidiary bank and any single affiliate are limited in amount to 10% of the subsidiary bank’s capital and surplus, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of the subsidiary bank’s capital and surplus. Furthermore, such loans or extensions of credit, guarantees, acceptances and letters of credit, and any credit exposure resulting from securities borrowing or lending transactions or derivatives transactions, are required to be secured by collateral at all times in amounts specified by law. In addition, all covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices.

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

PAYMENT OF DIVIDENDS

Dividends from the subsidiary bank are a significant source of funds for payment of dividends to Wesbanco’s shareholders. For the year ended December 31, 2024, Wesbanco declared cash dividends to its preferred and common shareholders of approximately $10.1 million and $90.8 million, respectively.

As of December 31, 2024, Wesbanco Bank was “well capitalized” under the definition in Section 324.403 of the FDIC Regulations. Therefore, as long as the Bank remains “well capitalized” or even becomes “adequately capitalized,” there would be no basis under Section 324.403 to limit the ability of the Bank to pay dividends because it had not become undercapitalized, significantly undercapitalized or critically undercapitalized. Effective January 1, 2016, Wesbanco Bank and Wesbanco became subject to “capital conservation buffer” rules, phased in over a four year period which ended in 2019, which requires Wesbanco and Wesbanco Bank to have capital levels above the regulatory minimums to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2024, under West Virginia and FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $245.0 million from Wesbanco Bank. Additional information regarding dividend restrictions is set forth in Note 22, “Regulatory Matters,” in the Consolidated Financial Statements.

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

FDIC INSURANCE

FDIC insurance premiums are assessed by the FDIC using a risk-based approach that places insured institutions into categories based on capital and risk profiles. Beginning in 2019, Wesbanco Bank is considered to be a large bank for the purposes of the premium calculation because its total assets exceed $10 billion, and it is therefore subject to more continuous oversight by the FDIC. Large banks are subject to a more complex insurance premium calculation with additional loan-related and other risk factors involved which leads to an overall higher rate as compared to that of smaller banks. In 2024, Wesbanco Bank paid deposit insurance premiums of $13.8 million, compared to $11.2 million and $7.2 million in 2023 and 2022, respectively. The increase in 2024's premiums was due to a combination of an increase in the assessment base and assessment rate. Wesbanco Bank’s assessment base increased approximately 5% to $16.8 billion and the assessment rate gradually increased from 7.8 to 8.5 basis points over the year.

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

As of December 31, 2024, Wesbanco’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 12.07%, 13.06% and 15.88%, respectively. Wesbanco made a timely permanent election to exclude accumulated other comprehensive income from regulatory capital. As of December 31, 2024, Wesbanco Bank’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 12.67%, 12.67% and 13.58%, respectively, all in excess of the minimum requirements. Neither Wesbanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2024, Wesbanco’s leverage ratio was 10.68% and the Bank’s leverage ratio was 10.35%.

As of December 31, 2024, Wesbanco had $131.0 million in junior subordinated debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $126.9 million underlying such junior subordinated debt were included in Tier 2 capital as of December 31, 2024, in accordance with regulatory reporting requirements. In 2013, the federal banking agencies amended capital requirements to generally exclude trust preferred securities from Tier 1 capital. A grandfather provision, however, permits bank holding companies with consolidated assets of less than $15 billion, which Wesbanco was through September 30, 2019, to continue counting existing trust preferred securities as Tier 1 capital until they mature. The final Basel III capital rule permanently grandfathers trust preferred securities issued before May 19, 2010 for institutions of less than $15 billion in size, subject to a 25% limit of Tier 1 capital. The amount of trust preferred securities and certain other elements in excess of the 25% limit may be included in Tier 2 capital, subject to restrictions. As of December 31, 2024, Wesbanco’s total assets were above $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits. For more information regarding trust preferred securities, please refer to Note 11, “Subordinated and Junior Subordinated Debt” in the Consolidated Financial Statements.

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

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Tier 1 leverage ratio of 5% or greater, and a common equity Tier 1 ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, generally a Tier 1 leverage ratio of 4% or greater, and a common equity Tier 1 ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately capitalized” tests is deemed to be “undercapitalized.” If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4%, or a Tier 1 leverage ratio or common equity Tier 1 ratio that is less than 3%, it is deemed to be “significantly undercapitalized.” Finally, an institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2024, as noted above in “Capital Requirements,” Wesbanco Bank had capital levels that met the “well-capitalized” standards under FDICIA and its implementing regulations.

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

An interim final rule was issued in January 2014 that exempts investments in certain collateralized debt obligations backed primarily by trust preferred securities from the provisions of the Volcker Rule. This interim final rule was effective April 1, 2014 and did not have a material impact on Wesbanco for the year ended December 31, 2024.

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

The Dodd-Frank Act also directed the CFPB to integrate the mortgage loan disclosures under TILA and RESPA. The CFPB issued new integrated disclosures rules (“TRID”), which became effective October 3, 2015, and have combined the prior good faith estimate and truth in lending disclosure form into a new form, the loan estimate. They have also combined the HUD-1 and final truth in lending disclosure forms into a new form, the closing disclosure. The rule is extremely complex, contains significant uncertainties as to penalties, some of which can be quite material, contains prohibitions against correcting even technical mistakes, creates uncertainty regarding last minute changes in the transaction and has triggered significant ambiguity in compliance. Thus for covered transactions and most closed-end consumer credit transactions secured by real property, the TRID rules have presented significant and ongoing challenges to real estate lenders. The CFPB issued an interpretive rule in August 2021 providing greater flexibility under the TRID rules, which helped ease some of the challenges that real estate lenders like the Bank face. The rule, however, related only to the COVID pandemic.

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

COMMUNITY DEVELOPMENT

Wesbanco strives to be a leader in community development by positively impacting the communities it serves. Wesbanco has developed responsible strategies to provide targeted investment, deployment of capital, financial education, technical assistance, and innovative products and solutions that will achieve financial inclusion for all. Its vision is to create greater economic opportunities that provide the dignity of affordable housing, the empowerment of financial inclusion, the strength of successful businesses, and the sustainability of vibrant communities.

Wesbanco has proven to be a leader in its communities by providing loans, deposits and other banking services that are responsive to financial needs. The CRA requires Wesbanco Bank’s primary federal bank regulatory agency, the FDIC, to assess its record in meeting the credit needs of the communities it serves, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. On November 14, 2022, the FDIC assigned a rating of “Outstanding” for Wesbanco Bank’s community development performance for the period of July 2019 through November 2022. The 2022 exam represented the Bank’s eighth consecutive “Outstanding” CRA rating, spanning a period of more than twenty years. Wesbanco expects its next CRA examination in 2025.

Wesbanco Bank received the “America Saves Designation of Savings Excellence for Banks,” a designation from the national America Saves initiative that recognizes banks that went above and beyond to encourage people to save money during America Saves Week 2024. Wesbanco has been an active participant in America Saves Week since its inception in 2007 and this was Wesbanco’s ninth consecutive designation for savings excellence. In 2024, Wesbanco added the Military Saves and Veterans Saves initiatives to its America Saves programming to help military families meet their special financial goals.

The Wesbanco Bank Community Development Corporation (“Wesbanco CDC”), an affiliate of Wesbanco, was nationally recognized by the American Bankers Association Foundation ("ABA Foundation") with a Community Commitment Award for its New Markets Loan Program, an innovative revolving loan fund for small businesses. The Wesbanco CDC has received four allocations of New Markets Tax Credits to fund the New Markets Loan Program, and has leveraged those funds to make over 240 loans totaling in excess of $184 million for the benefit of businesses located in low-income, economically distressed communities, and creating over 7,100 jobs.

To achieve this level of success, in addition to providing a wide variety of conventional loan and deposit products, the Bank partners with a number of governmental and non-profit agencies to provide special programs to assist customers, especially low- and moderate-income consumers and small businesses, achieve their financial goals. For example, Wesbanco Bank leverages its membership in the Federal Home Loan Bank to sponsor Affordable Housing Program grant applications for non-profit organizations and housing developers, to provide down payment assistance for home mortgage borrowers through the First Front Door and First Front Door Keys to Equity program, and to provide flexible financing options for small businesses, including women- and minority-owned businesses, through the Banking on Business and Banking on Business Inclusion and Equity loan programs. Additionally, Wesbanco has developed its own loan and deposit products to provide financing and savings options with innovative and flexible terms to meet identified needs for underserved persons and in underserved communities. Wesbanco has also been recognized as a leader in community development lending. In the past five years, Wesbanco originated nearly $2.4 billion in community development loans, including over $520 million in 2024. At the heart of the Bank’s successful community development program is its commitment of time and resources to the communities it serves. In 2024, Wesbanco employees provided nearly 12,000 hours of technical assistance and financial education to over 640 organizations and schools throughout its footprint. Additionally, Wesbanco contributed over $1 million in philanthropic donations and sponsorships in 2024 to worthy organizations serving local communities in Wesbanco’s service area.

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

As of December 31, 2024, Wesbanco had $131.0 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $126.9 million underlying such junior subordinated debt were previously included in Tier 1 capital in accordance with regulatory reporting requirements prior to December 31, 2019. Rules issued in 2013 generally exclude trust preferred securities from Tier 1 capital beginning in 2015. A grandfather provision permitted bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until maturity. As of December 31, 2019, Wesbanco’s assets were greater than $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits.

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

In a period of declining rates with a relatively flat or inverted yield curve environment, Wesbanco’s cost of funds for banking operations may not decrease at the same pace as loan and investment yields. The cost of funds may also increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and borrowings from the Federal Home Loan Bank (FHLB), correspondent banks, and other wholesale borrowing sources. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or higher deposit betas in relation to increases in federal funds rate increases, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

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

A HIGH PERCENTAGE OF WESBANCO’S LOAN PORTFOLIO IS IN WEST VIRGINIA, OHIO, PENNSYLVANIA, KENTUCKY, INDIANA, MARYLAND, VIRGINIA AND TENNESSEE AND IN COMMERCIAL AND RESIDENTIAL REAL ESTATE. DETERIORATIONS IN ECONOMIC CONDITIONS IN THESE AREAS OR IN THE REAL ESTATE MARKET GENERALLY COULD BE MORE HARMFUL TO THE COMPANY COMPARED TO MORE DIVERSIFIED INSTITUTIONS.

As of December 31, 2024, approximately 20% of Wesbanco’s loan portfolio was comprised of residential real estate loans, and 58% was comprised of commercial real estate loans.

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

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2024, approximately 34% of Wesbanco’s total securities portfolio was invested in municipal bonds. Although Wesbanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which Wesbanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of Wesbanco’s municipal portfolio is comprised of Build America bonds. Due to the government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions ("ERP") may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, Wesbanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force Wesbanco to sell a municipal bond at a price where amortized cost may not be recovered. Rising interest rates could also cause the current market values of our municipal bond portfolio to decline as they all have a fixed interest component. Any of the above default risks, early redemption risks and credit risks could cause Wesbanco to take impairment charges, which could be significant, that would negatively impact earnings.

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

In September 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” which was adopted by Wesbanco as of January 1, 2020 and replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The allowance for credit losses under CECL is calculated utilizing the PD divided by the LGD, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. Any changes in the model inputs may create more volatility in the level of our allowance for credit losses. Any material increase in our level of allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses could adversely affect our business, financial condition and results of operations.

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When Wesbanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Wesbanco’s goodwill was approximately $1.1 billion or 39% and $1.1 billion or 43% of stockholders’ equity as of December 31, 2024 and 2023, respectively. Under current accounting standards, an entity is required to test the carrying amount of a reporting unit's goodwill for impairment on an annual basis. In addition, an entity should also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Wesbanco completed such an impairment analysis of goodwill and other intangible assets in late 2024 and concluded that no impairment charge was necessary for the year ended December 31, 2024. Wesbanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

RISKS RELATING TO THE PREMIER FINANCIAL MERGER

Although we expect that our acquisition of Premier FINANCIAL will result in cost savings, synergies and other benefits, the combined company may not realize those benefits because of integration difficulties and other challenges.

The success of our acquisition of Premier Financial (as here and after defined) will depend in large part on the success of the management of the combined company in integrating the operations, strategies, technologies and personnel of the two companies following the completion of the Merger. The combined company may fail to realize some or all of the anticipated benefits of the Merger (as here and after defined) if the integration process takes longer than expected or is more costly than expected. The failure of the combined company to meet the challenges involved in successfully integrating the operations of the two companies or to otherwise realize any of the anticipated benefits of the Merger, including additional cost savings and synergies, could impair the operations of the combined company. In addition, we anticipate that the overall integration of Premier Financial will be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt the combined company’s business.

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

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement (as here and after defined), as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus, and filing and other fees to be paid to the SEC and other regulatory agencies in connection with the Merger. These fees and costs will be significant. In addition, we have incurred significant costs with respect to the issuance and sale of shares of our common stock to investors in a private placement (the “Private Placement”) pursuant to a Securities Purchase Agreement that anticipated the Merger.

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

We are subject to business uncertainties and contractual restrictions DURING THE INTEGRATION PROCESS, which could adversely affect our business and operations.

In connection with the Merger, parties with which we do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us or the combined business. It is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of shares of our common stock. In addition, the process of planning and integrating two businesses and organizations for the post-Merger period can divert management attention and resources and could ultimately have an adverse effect on us.

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

In particular, Wesbanco’s competitors include several major national financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by Wesbanco such as new payment system technologies and cryptocurrency, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. Competitively priced deposits from other banks may cause a loss of deposits to be replaced by more expensive wholesale funding. Wesbanco also faces competition from financial technology (“FinTech”) companies, which may more efficiently underwrite and close small business and consumer loans as well as more quickly and efficiently open deposit accounts. In addition to providing products and services traditionally offered by banks, some FinTech companies allow customers to complete financial transactions without the need for bank intermediaries. This could result in the loss of revenue from transaction fees and fewer customer accounts. If Wesbanco is unable to attract new and retain current customers, loan and deposit growth could decrease, causing Wesbanco’s results of operations and financial condition to be negatively impacted.

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

Although Wesbanco successfully raised $150 million of Series A preferred stock in 2020, issued $150 million of fixed-to-floating subordinated debentures in 2022 and completed a $200 million private placement of common shares in 2024, Wesbanco’s ability to raise additional Tier 1 or Tier 2 capital for parent company or banking subsidiary needs will depend on conditions and interest rates at that time in the capital markets, overall economic conditions, Wesbanco’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, Wesbanco will be able to raise additional equity or secured /unsecured debt that may count as Tier 1 or Tier 2 capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.

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

FAILURE TO KEEP PACE WITH TECHNOLOGICAL CHANGE COULD ADVERSELY AFFECT WESBANCO’S RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Wesbanco’s future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Wesbanco’s operations, which was done in 2021 as Wesbanco completed its core banking software conversion. The adoption of new technologies by competitors, including internet banking services, mobile applications, advanced ATM functionality, artificial intelligence and cryptocurrencies could require Wesbanco to make additional substantial investments to modify or adapt the existing products and services or even radically alter the way Wesbanco conducts business. These and other capital investments in the Company's business may not produce expected growth in earnings anticipated at the time of the expenditure. Wesbanco also may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could negatively affect Wesbanco’s growth, revenue, and profit.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management & Strategy

Wesbanco generally approaches cybersecurity threats through a cross-functional, multi-layered approach, with the specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to Wesbanco; (ii) maintaining the confidence of its customers and business partners; and (iii) preserving the confidentiality of its customers’ and employees’ information. Wesbanco’s Information Security and Cybersecurity program is integrated into its overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas. The bank also partners with trusted security vendors to enhance incident response capabilities, evaluate framework and compliance assessments, provide continuous monitoring, provide guidance on strategies, evaluate compliance with existing laws and regulations, design and implement cyber policies and procedures, and provide threat intelligence services.

As detailed in Item 1A "Risk Factors - Risks Related to the Use of Technology", third-party technology relationships pose a risk to the organization. As such, third-party risk management processes are aligned with regulatory requirements and are another key focus area within the bank's enterprise risk management framework. Wesbanco employs a third-party risk management program that includes a systematic evaluation of potential risks associated with engaging third-party vendors, suppliers or partners that may have access to Wesbanco’s sensitive information, systems or networks. This process is also intended to provide for the security and integrity of Wesbanco’s data that may be stored on third-party systems. The process identifies and addresses potential security vulnerabilities, safeguarding Wesbanco’s information assets and reducing the overall risk of cyber threats. Third-party providers are evaluated during onboarding and throughout the ongoing relationship based on the level of risk that the service being provided presents to the organization. The evaluation process includes a thorough review of operational practices related to cybersecurity and considers factors that impact the protection of bank and customer data.

Wesbanco continues to foster a risk averse focus and leverages various threat intelligence sources to continually evaluate current and future risks to the organization. The bank invests in continuing education of the security team and in technologies that help protect its systems and data. Required security awareness training is provided to all employees to ensure that corporate policies are understood and followed. The bank's cybersecurity strategy and roadmap are frequently evaluated and updated according to multiple inputs including any tangible cybersecurity incidents. Incident Management and Response is led by a cross functional incident response team that handles critical incidents inclusive of cybersecurity incidents. In addition to handling critical incidents, the response team coordinates an annual tabletop exercise aimed at continually practicing documented incident response processes. These tabletop exercises include participation from executive leadership and periodically members of the board of directors. The Incident Response team is chaired by the Chief Security Officer and membership of the Incident Response team includes representation from Human Resources, Information Technology, Fraud and BSA, Corporate Communications, Risk Management, Investor Relations, Retail Banking, Compliance, Bank Operations, Legal Counsel, Customer Support, and Digital Banking and Payments.

Governance

Cybersecurity threats, a security strategy roadmap, and key risk indicators are shared with management and the board of directors through both committee reporting structures and periodic reports of the Chief Security Officer. In addition, management updates our Enterprise Risk Management Committee, as necessary, regarding significant cybersecurity incidents. Our Enterprise Risk Management Committee regularly reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The Technology Governance Committee, a management level steering committee also receives periodic reports from the Chief Security Officer for security risk assessments, security program effectiveness evaluations, occurrence and response to cyber incidents, effectiveness of mitigation strategies, regulatory compliance, and external assessments and benchmarking. As part of the Enterprise Risk Management Framework, cybersecurity oversight also utilizes the concept of three lines of defense which allows for multiple challenge response processes to continually mature the cybersecurity program. Cybersecurity best practices from the National Institute of Standards and Technology ("NIST") and the Center for Internet Security ("CIS") are used to establish, operate, and validate security controls.

The Enterprise Risk Management Committee is a board-level committee focusing on enterprise risk, including cybersecurity risks. Multiple directors have decades of experience, not only in the banking sector, but also have been responsible for cybersecurity and technology departments at larger organizations. The Chief Security Officer is responsible for providing the Information Security strategy and operational planning for the overall Information Security program, and has decades of experience in the industry, advanced education degrees, and holds industry standard technical and security certifications. Several members of the Information Security team also hold multiple security certifications that tie directly to their job responsibilities. These certifications include, but are not limited to, ISC2 Certified Information Systems Security Professional (CISSP), ISACA Certified Information Systems Auditor (CISA), ISACA Certified Information Security Manager (CISM), EC-Council Certified Ethical Hacker (CEH), CompTIA Security+, CompTIA CySA+, CompTIA CASP+, and CompTIA PenTest+.

While Wesbanco and its third-party providers have in the past experienced cybersecurity incidents, Wesbanco is not aware of any current incidents or new types of threats which have materially affected or are reasonably likely to materially affect Wesbanco, including its business strategy, results of operations, or financial condition. We face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, “Risk Factors – Interruption to Our Information Systems or Breaches in Security Could Adversely Affect Wesbanco’s Operations.” for additional detail.

ITEM 2. PROPERTIES

Wesbanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2024, Wesbanco operated 181 banking offices in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland, of which 136 were owned and 45 were leased. Wesbanco also operated ten loan production offices leased in West Virginia, Ohio, western Pennsylvania, Maryland, Indiana, Tennessee and northern Virginia. These leases expire at various dates through January 2062 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

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

At various building locations, Wesbanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $1.1 million, $1.6 million and $1.7 million in 2024, 2023 and 2022, respectively. For additional disclosures related to Wesbanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Wesbanco’s common stock is quoted on the Nasdaq Global Select Stock Market under the symbol WSBC. The approximate number of record holders of Wesbanco’s $2.0833 par value common stock as of February 20, 2025 was 6,551. The number of holders does not include Wesbanco employees who have purchased stock or had stock allocated to them through Wesbanco’s 401(k) plan (the “401(k)”). All Wesbanco employees who meet the eligibility requirements of the 401(k) are included in this retirement plan.

As of December 31, 2024, Wesbanco had one active stock repurchase plan which was approved by the Board of Directors on February 24, 2022 for 3.2 million shares. This plan provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and/or employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 972,298 shares remaining for repurchase.

Repurchases in the fourth quarter included those for the 401(k) and dividend reinvestment plans.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in Wesbanco's stock repurchase plan and other purchases for the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2024				972,298

October 1, 2024 to October 31, 2024	31,722	$29.48	—	972,298
November 1, 2024 to November 30, 2024	852	35.98	—	972,298
December 1, 2024 to December 31, 2024	735	34.33	—	972,298
Total	33,309	$29.75	—	972,298

______

(1) Total shares purchased consist of open market purchases transacted in the 401(k) for employee benefit and dividend reinvestment plans.

(2) Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

The following graph shows a comparison of cumulative total shareholder returns for Wesbanco, the Russell 2000 Index and the S&P Regional Banks Select Industry Index. The total shareholder return assumes a $100 investment in the common stock of Wesbanco and each index since December 31, 2019 with reinvestment of dividends.

	Period Ending
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Index	2019	2020	2021	2022	2023	2024
Wesbanco, Inc.	100.00	83.55	101.33	111.34	99.22	107.94
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
S&P Regional Banks Select Industry Index	100.00	92.90	129.98	110.80	102.56	122.17

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis ("MD&A") represents an overview of the results of operations and financial condition of Wesbanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Wesbanco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 27, 2023.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-Qs for the prior quarters ended March 31, June 30 and September 30, 2024, respectively, and documents subsequently filed by Wesbanco which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of Wesbanco and Premier may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of Wesbanco and Premier may not be fully realized within the expected timeframes; disruption from the merger of Wesbanco and Premier may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions, changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

ACQUISITION

On February 28, 2025, Wesbanco completed its acquisition of Premier Financial Corp. ("Premier"). For additional information regarding the Merger, see Note 2, “Mergers and Acquisitions”. In addition, the Merger Agreement is filed as an exhibit to this Annual Report on Form 10-K.

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

The allowance for credit losses specific to loans reflects the risk of loss in the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the PD / LGD approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads, as well as modeling adjustments for changes in prepayment speeds, portfolio mix and loan growth. Management relies on macroeconomic forecasts obtained from various reputable third party sources. These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgment of what can be reasonably supported. The model reversion period can range from immediate to up to three years.

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

Commercial loans, including CRE and C&I that have unique characteristics, are tested individually for estimated credit losses. Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any. The present value of expected future cash flows are discounted at the loan’s effective interest rate. The effective interest rate on a loan is the rate of return implicit in the loan, the loan’s observable market price, or the fair value of the collateral discounted by the estimated selling expenses, if the loan is collateral dependent. Wesbanco chooses the appropriate measurement method on a loan-by-loan basis for an individually evaluated loan, except for collateral dependent loans for which foreclosure of the collateral is probable. A loan is collateral dependent if repayment of the loan is to be provided solely by the underlying collateral. If the Bank determines that foreclosure of the collateral is probable, ASC 326-20 requires that the expected credit loss be based on the difference between the current fair value of the collateral discounted by the estimated selling expenses and the amortized cost basis of the financial asset. At this point, the loan would either be charged down or adequately reserved.

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

Wesbanco evaluates goodwill for impairment by determining if the fair value is greater than the carrying value of its reporting units. Wesbanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. In particular, the discounted cash flow model includes various assumptions regarding an investor’s required rate of return on Wesbanco common stock, future loan loss provisions, future market spreads and net interest margins, along with various growth and economic recovery and stabilization assumptions of the economy as a whole. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. The evaluation also considered macroeconomic conditions such as the general economic outlook, regional and national unemployment rates, and recent trends in equity and credit markets. Additionally, industry and market considerations, such as market-dependent multiples and metrics relative to peers, were evaluated. Wesbanco also considered recent trends in credit quality, overall financial performance, stock price appreciation, internal forecasts and various other market-based methods to estimate the current fair value of its reporting units. Since adopting ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350)”, the impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value. Wesbanco completed its annual quantitative goodwill impairment evaluation as of November 30, 2024, and concluded that there were no indications of impairment. In addition, as there were no significant changes in market conditions, consolidated operating results or forecasted future results after November 30, 2024, it was concluded that at December 31, 2024, there were also no indications of impairment.

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

EXECUTIVE OVERVIEW

Through successful operational execution, Wesbanco generated solid annual net income, while remaining a well-capitalized institution with sound liquidity and credit quality metrics. For the twelve months ended December 31, 2024, net income available to common shareholders was $141.4 million, or $2.26 per diluted share, as compared to $148.9 million, or $2.51 per diluted share, for the twelve months ended December 31, 2023. Net income available to common shareholders excluding after-tax restructuring and merger-related expenses (non-GAAP measure) was $146.4 million, or $2.34 per diluted share for the year ended December 31, 2024. These decreases were due in large part to the higher funding costs for both deposits and borrowings, inflationary cost pressures, and the recording of a larger provision expense as compared to the prior year. Interest income increased $114.1 million or 16.0% to $825.6 million in 2024 compared to 2023. Net interest income decreased $3.1 million or 0.7% from 2023, primarily due to higher funding costs. Non-interest income increased $7.5 million or 6.3% in 2024 compared to 2023, driven by a $3.9 million increase in service charges on deposits, a $2.5 million increase in trust fees and a $1.6 million increase in mortgage banking income. Excluding restructuring and merger-related expenses, non-interest expense increased $9.3 million or 2.4%, driven by increases in other operating, equipment and software, FDIC insurance, salaries and wages expense.

Total assets as of December 31, 2024 were $18.7 billion, an increase of 5.5% as compared to December 31, 2023. As of December 31, 2024, total portfolio loans were $12.7 billion compared to $11.6 billion at December 31, 2023, reflecting an 8.7% increase year-over year. The loan growth funding is reflected within the increase in total deposits of $965.0 million or 7.3% at December 31, 2024 compared to December 31, 2023. Criticized and classified loan balances increased to 2.80% of total portfolio loans, as compared to 2.22% at December 31, 2023. Annualized net loan charge-offs to average loans for the full year period increased seven basis points compared to 2023.

Wesbanco continues to maintain what we believe are strong regulatory capital ratios, as both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators and the BASEL III capital standards. At December 31, 2024, Tier I leverage was 10.68%, Tier I risk-based capital was 13.06%, total risk-based capital was 15.88%, and the common equity Tier 1 capital ratio was 12.07%.

Strong earnings enabled Wesbanco to increase the quarterly dividend to $0.37 per share in the fourth quarter of 2024, the eighteenth increase over the last fourteen years, cumulatively representing a 164% increase over that period.

Selected financial ratios for the years ended December 31, 2024, 2023 and 2022 are presented in the table below:

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2024	2023	2022
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$2.26	$2.51	$3.03
Earnings per common share—diluted	2.26	2.51	3.02
Earnings per common share—diluted, excluding certain items (1)(2)	2.34	2.56	3.04
Dividends declared per common share	1.45	1.41	1.37
Book value at year end	39.54	40.23	38.55
Tangible book value at year end (1)	22.83	21.28	19.43
Average common shares outstanding—basic	62,589,406	59,303,210	60,047,177
Average common shares outstanding—diluted	62,653,557	59,427,989	60,215,374
Period end common shares outstanding	66,919,805	59,376,435	59,198,963
Period end preferred shares outstanding	150,000	150,000	150,000
SELECTED RATIOS
Return on average assets	0.78%	0.86%	1.08%
Return on average assets, excluding certain items (1)(2)	0.81	0.88	1.09
Return on average tangible assets (1)	0.87	0.97	1.21
Return on average tangible assets, excluding certain items (1)(2)	0.90	0.99	1.22
Return on average equity	5.33	6.02	7.23
Return on average equity, excluding certain items (1)(2)	5.52	6.14	7.29
Return on average tangible equity (1)	9.66	11.59	13.78
Return on average tangible equity, excluding certain items (1)(2)	9.99	11.82	13.88
Return on average tangible common equity (1)	10.66	12.99	15.39
Return on average tangible common equity, excluding certain items (1)(2)	11.03	13.24	15.50
Net interest margin (3)	2.96	3.14	3.20
Efficiency ratio (1)	64.73	63.64	59.53
Average loans to average deposits	89.48	85.71	74.21
Allowance for credit losses - loans to total loans	1.10	1.12	1.10
Allowance for credit losses - loans to total non-performing loans	349.08	487.45	284.41
Non-performing assets to total assets	0.22	0.16	0.25
Net loan charge-offs to average loans	0.11	0.04	0.02
Average shareholders’ equity to average assets	14.64	14.34	14.90
Tangible equity to tangible assets (1)	9.52	8.49	8.19
Tangible common equity to tangible assets (1)	8.70	7.62	7.28
Tier 1 leverage ratio	10.68	9.87	9.90
Tier 1 capital to risk-weighted assets	13.06	12.05	12.33
Total capital to risk-weighted assets	15.88	14.91	15.11
Common equity tier 1 capital ratio (CET 1)	12.07	10.99	11.20
Dividend payout ratio	64.16	56.18	45.36
Trust assets at market value (4)	$5,967,610	$5,360,657	$4,878,479

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

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022
Tangible common equity to tangible assets:
Total shareholders’ equity	$2,790,281	$2,533,062	$2,426,662
Less: goodwill and other intangible assets, net of deferred tax liability	(1,118,293)	(1,124,811)	(1,131,990)
Tangible equity	1,671,988	1,408,251	1,294,672
Less: preferred shareholders' equity	(144,484)	(144,484)	(144,484)
Tangible common equity	1,527,504	1,263,767	1,150,188
Total assets	18,684,298	17,712,374	16,931,905
Less: goodwill and other intangible assets, net of deferred tax liability	(1,118,293)	(1,124,811)	(1,131,990)
Tangible assets	$17,566,005	$16,587,563	$15,799,915
Tangible equity to tangible assets	9.52%	8.49%	8.19%
Tangible common equity to tangible assets	8.70%	7.62%	7.28%
Tangible book value per share:
Total shareholders’ equity	$2,790,281	$2,533,062	$2,426,662
Less: goodwill and other intangible assets, net of deferred tax liability	(1,118,293)	(1,124,811)	(1,131,990)
Less: preferred shareholders' equity	(144,484)	(144,484)	(144,484)
Tangible common equity	1,527,504	1,263,767	1,150,188
Common shares outstanding	66,919,805	59,376,435	59,198,963
Tangible book value per share at year end	$22.83	$21.28	$19.43
Return on average tangible equity:
Net income available to common shareholders	$141,385	$148,907	$181,988
Add: amortization of intangibles, net of tax	6,518	7,180	8,120
Net income available to common shareholders before amortization of intangibles	147,903	156,087	190,108
Average total shareholders’ equity	2,653,174	2,474,627	2,515,509
Less: average goodwill and other intangibles, net of deferred tax liability	(1,121,472)	(1,128,277)	(1,136,062)
Average tangible equity	$1,531,702	$1,346,350	$1,379,447
Return on average tangible equity	9.66%	11.59%	13.78%
Average tangible common equity	$1,387,218	$1,201,866	$1,234,963
Return on average tangible common equity	10.66%	12.99%	15.39%
Return on average tangible assets:
Net income available to common shareholders	$141,385	$148,907	$181,988
Add: amortization of intangibles, net of tax	6,518	7,180	8,120
Net income before amortization of intangibles	147,903	156,087	190,108
Average total assets	18,122,625	17,259,720	16,879,541
Less: average goodwill and other intangibles, net of deferred tax liability	(1,121,472)	(1,128,277)	(1,136,062)
Average tangible assets	$17,001,153	$16,131,443	$15,743,479
Return on average tangible assets	0.87%	0.97%	1.21%
Efficiency ratio:
Non-interest expense	$401,871	$390,002	$356,966
Less: restructuring and merger-related expense	(6,400)	(3,830)	(1,723)
Non-interest expense excluding restructuring and merger-related expense	395,471	386,172	355,243
Net interest income on a fully-taxable equivalent basis	483,016	486,343	479,315
Non-interest income	127,983	120,447	117,391
Net interest income on a fully-taxable equivalent basis plus non-interest income	$610,999	$606,790	$596,706
Efficiency ratio	64.73%	63.64%	59.53%
Net income per common shareholders, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$141,385	$148,907	$181,988
Add: after-tax restructuring and merger-related expenses (1)	5,056	3,026	1,361
Net income per common shareholders, excluding after-tax restructuring and merger-related expenses	$146,441	$151,933	$183,349

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses:
Net income per common share - diluted	$2.26	$2.51	$3.02
Add: after-tax restructuring and merger-related expenses per common share - diluted (1)	0.08	0.05	0.02
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses	$2.34	$2.56	$3.04
Return on average equity, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$141,385	$148,907	$181,988
Add: after-tax restructuring and merger-related expenses (1)	5,056	3,026	1,361
Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses	146,441	151,933	183,349
Average total shareholders’ equity	$2,653,174	$2,474,627	$2,515,509
Return on average equity, excluding after-tax restructuring and merger-related expenses	5.52%	6.14%	7.29%
Return on average tangible equity, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$141,385	$148,907	$181,988
Add: after-tax restructuring and merger-related expenses (1)	5,056	3,026	1,361
Add: amortization of intangibles, net of tax	6,518	7,180	8,120
Net income available to common shareholders before amortization of intangibles and excluding after-tax restructuring and merger-related expenses	152,959	159,113	191,469
Average total shareholders’ equity	2,653,174	2,474,627	2,515,509
Less: average goodwill and other intangibles, net of deferred tax liability	(1,121,472)	(1,128,277)	(1,136,062)
Average tangible equity	$1,531,702	$1,346,350	$1,379,447
Return on average tangible equity, excluding after-tax restructuring and merger-related expenses	9.99%	11.82%	13.88%
Average tangible common equity	$1,387,218	$1,201,866	$1,234,963
Return on average tangible common equity, excluding after-tax restructuring and merger-related expenses	11.03%	13.24%	15.50%
Return on average assets, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$141,385	$148,907	$181,988
Add: after-tax restructuring and merger-related expenses (1)	5,056	3,026	1,361
Net income available to common shareholders, excluding after-tax restructuring and merger-related expenses	146,441	151,933	183,349
Average total assets	$18,122,625	$17,259,720	$16,879,541
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses	0.81%	0.88%	1.09%
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$141,385	$148,907	$181,988
Add: amortization of intangibles, net of tax	6,518	7,180	8,120
Add: after-tax restructuring and merger-related expenses (1)	5,056	3,026	1,361
Net income available to common shareholders, before amortization of intangibles and excluding after-tax restructuring and merger-related expenses	152,959	159,113	191,469
Average total assets	18,122,625	17,259,720	16,879,541
Less: average goodwill and other intangibles, net of deferred tax liability	(1,121,472)	(1,128,277)	(1,136,062)
Average tangible assets	$17,001,153	$16,131,443	$15,743,479
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses	0.90%	0.99%	1.22%
Dividend payout ratio, excluding after-tax restructuring and merger related expenses:
Dividends declared per common share	$1.45	$1.41	$1.37
Net income per common share - diluted	2.26	2.51	3.02
Add: after-tax restructuring and merger-related expenses per diluted share (1)	0.08	0.05	0.02
Net income per common share - diluted, excluding after-tax restructuring and merger-related expenses	$2.34	$2.56	$3.04
Dividend payout ratio, excluding after-tax restructuring and merger related expenses	61.97	55.08	45.07

(1) Tax effected at 21% for all periods presented.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the year ended December 31, 2024, net income available to common shareholders was $141.4 million, or $2.26 per diluted share, compared to $148.9 million, or $2.51 per diluted share for the year ended December 31, 2023. Net income available to common shareholders for the year ended December 31, 2024 decreased 5.1% compared to 2023, while diluted per share earnings decreased 10.0%.

For the year ended December 31, 2024, net interest income decreased $3.1 million or 0.7%, primarily due to higher funding costs offsetting the impact of loan growth and higher earning asset yields year-to-date. This also resulted in a decrease in the net interest margin of 18 basis points to 2.96% in 2024 as compared to 2023 due to the overall higher rate environment and its effect on the rate paid on interest bearing liabilities. Average loan balances increased 9.5% in 2024, mostly due to a lower level of commercial real estate payoffs and continued strong performance by the commercial and residential lending teams, while average investment securities decreased 7.4% over the same period. Total average deposits increased in 2024 by $630.3 million or 4.9% compared to 2023, due to customer preferences in the higher interest rate environment and deposit gathering initiatives implemented by management.

For 2024, non-interest income increased $7.5 million or 6.3% compared to 2023. This increase was primarily due to increases in trust fees, service charges on deposits, mortgage banking income and other income, which was positively influenced by a $2.3 million settlement gain on the transfer of future pension accumulated benefit obligations to a third-party annuity company. These increases were offset somewhat by decreases in net swap fee and valuation income, bank-owned life insurance and net gains on other real estate owned and other assets.

The following comments on non-interest expense exclude restructuring and merger-related expenses in both years. Non-interest expense in 2024 increased $9.3 million or 2.4% compared to 2023, while the efficiency ratio increased in 2024 to 64.7% from 63.6% in 2023. The primary drivers of this increase were a $5.3 million increase in other operating expenses, a $4.6 million increase in equipment and software expenses and a $2.0 million increase in FDIC insurance expense. These increases were slightly offset by decreases in marketing expense, employee benefits expense and lower amortization expense on intangible assets.

The provision for federal and state income taxes decreased to $33.6 million in 2024 compared to $35.0 million in 2023, due primarily to lower pre-tax income in 2024. The effective tax rate was 18.2% and 18.1% for the years ended December 31, 2024 and 2023, respectively. Wesbanco recognized $3.8 million and $3.7 million in New Markets Tax Credits for the years ended December 31, 2024 and 2023, respectively.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2024	2023	2022
Net interest income	$478,208	$481,338	$474,313
Taxable-equivalent adjustments to net interest income	4,808	5,005	5,002
Net interest income, fully taxable-equivalent	$483,016	$486,343	$479,315
Net interest spread, non-taxable-equivalent	2.00%	2.35%	3.02%
Benefit of net non-interest bearing liabilities	0.93%	0.76%	0.15%
Net interest margin	2.93%	3.11%	3.17%
Taxable-equivalent adjustment	0.03%	0.03%	0.03%
Net interest margin, fully taxable-equivalent	2.96%	3.14%	3.20%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income decreased $3.1 million or 0.7% in 2024 compared to 2023, primarily due to higher funding costs offsetting the impact of loan growth and higher earning assets year-to-date. Rates were impacted from the 525 basis point increase in the federal funds rate since the first quarter of 2022, while federal funds rates did see a 100 basis point cut late in 2024, the interest rate environment generally remained elevated. Total average deposits, excluding CDs, increased in 2024 by $171.5 million or 1.4% compared to 2023, due to the success of deposit gathering and retention. The cost of interest bearing deposits increased by 97 basis points and the cost of total liabilities increased by 82 basis points from 2023 to 2024. The increase in the cost is primarily due to the effect of the previously mentioned federal funds rate increases on the rates paid on interest bearing demand deposits, customer repurchase agreements, term Federal Home Loan Bank borrowings and junior subordinated debentures.

Interest income increased $114.1 million or 16.0% in 2024 compared to 2023 due to higher yields in most of the major earning asset categories. Earning asset yields were influenced positively in 2024 compared to 2023 from the previously mentioned increases in the Federal Reserve’s federal funds rate of 525 basis points since the first quarter of 2022. Average loan balances increased $1.1 billion or 9.5% in 2024 compared to 2023, due to strong performance by banking teams across all markets. Loan yields increased by 47 basis points during 2024 to 5.83% due to the previously mentioned higher rate environment and its effect on the repricing of portfolio loans, as well as higher offered rates on new loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In 2024, average loans represented 74.8% of average earning assets, an increase from 72.0% in 2023. Taxable securities yields increased by 11 basis points in 2024 due to higher yields on new purchases. Decreased prepayments on mortgage-backed securities in the higher rate environment also further benefited the taxable securities yields due to reduced amortization on securities purchased at a premium. Tax-exempt securities yields increased by two basis points in 2024 from 2023. The average balance of tax-exempt securities, which have the highest yields within securities, increased from 19.9% of total average securities in 2023 to 20.5% of total average securities in 2024.

Interest expense increased $117.3 million in 2024 as compared to 2023, due to increases in the cost of most interest bearing liability categories in the higher rate environment. The cost of interest bearing liabilities increased by 82 basis points from 2023 to 3.07% in 2024. Average interest bearing deposits increased by $1.1 billion or 12.5% from 2023 to 2024. The rate on interest bearing deposits increased 97 basis points to 2.72% in 2024 as compared to 2023, primarily from increases in rates on interest bearing demand deposits, money market accounts and savings deposits in response to competitive pressures from higher market rates. Average non-interest bearing demand deposit balances decreased from 2023 to 2024 by $452.9 million or 10.5%, and were 28.4% of total average deposits at December 31, 2024, compared to 33.2% at December 31, 2023. The average balance of FHLB borrowings increased by $26.1 million from 2023 to 2024 to maintain liquidity needs. New higher-rate borrowings taken out in 2024 increased the average rate by 16 basis points to 5.37% from 5.21% in 2023. Average repurchase agreements balances increased $9.7 million or 8.4% from 2023 to 2024, while their average rate paid increased by 95 basis points due to the impact from the higher rate environment. Subordinated and junior subordinated debt balances and average rates remained relatively flat from 2023 to 2024.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2024			2023			2022
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$409,900	$22,449	5.48%	$348,109	$18,918	5.43%	$611,482	$5,755	0.94%
Loans, net of unearned income (1)	12,185,386	709,802	5.83%	11,132,618	596,852	5.36%	10,083,925	422,401	4.19%
Securities: (2)
Taxable	2,894,993	70,559	2.44%	3,150,781	73,449	2.33%	3,461,414	66,123	1.91%
Tax-exempt (3)	748,304	22,897	3.06%	783,697	23,835	3.04%	789,564	23,820	3.02%
Total securities	3,643,297	93,456	2.57%	3,934,478	97,284	2.47%	4,250,978	89,943	2.12%
Other earning assets	57,845	4,742	8.20%	55,368	3,467	6.26%	15,265	559	3.66%
Total earning assets (3)	16,296,428	830,449	5.10%	15,470,573	716,521	4.63%	14,961,650	518,658	3.47%
Other assets	1,826,197			1,789,147			1,917,891
Total Assets	$18,122,625			$17,259,720			$16,879,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$3,604,463	$107,700	2.99%	$3,243,786	$72,866	2.25%	$3,314,384	$12,181	0.37%
Money market accounts	2,259,882	72,899	3.23%	1,763,921	36,616	2.08%	1,774,152	3,562	0.20%
Savings deposits	2,422,859	31,066	1.28%	2,655,105	23,869	0.90%	2,692,568	4,115	0.15%
Certificates of deposit	1,467,738	53,236	3.63%	1,008,950	18,472	1.83%	1,098,614	4,089	0.37%
Total interest bearing deposits	9,754,942	264,901	2.72%	8,671,762	151,823	1.75%	8,879,718	23,947	0.27%
Federal Home Loan Bank borrowings	1,164,344	62,489	5.37%	1,138,247	59,318	5.21%	175,104	3,968	2.27%
Repurchase agreements	125,534	3,953	3.15%	115,817	2,545	2.20%	146,590	568	0.39%
Subordinated debt and junior subordinated debt	279,189	16,090	5.76%	281,788	16,492	5.85%	248,192	10,860	4.38%
Total interest bearing liabilities (4)	11,324,009	347,433	3.07%	10,207,614	230,178	2.25%	9,449,604	39,343	0.42%
Non-interest bearing demand deposits	3,863,366			4,316,245			4,708,758
Other liabilities	282,076			261,234			205,670
Shareholders’ equity	2,653,174			2,474,627			2,515,509
Total Liabilities and Shareholders’ Equity	$18,122,625			$17,259,720			$16,879,541
Taxable equivalent net interest spread			2.03%			2.38%			3.05%
Taxable equivalent net interest margin (3)		$483,016	2.96%		$486,343	3.14%		$479,315	3.20%

(1)
Gross of the allowance for credit losses, net of unearned income and includes non-accrual loans and loans held for sale. Loan fees included in interest income on loans were $2.9 million, $2.7 million and $8.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. As part of loan fees, PPP loan fees were $0.2 million and $5.9 million for the years ended December 31, 2023 and 2022, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $3.1 million, $4.5 million and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)
Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for all periods presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $0.2 million, $0.5 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2024 Compared to 2023			2023 Compared to 2022
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$3,383	$148	$3,531	$(3,458)	$16,621	$13,163
Loans, net of unearned income	58,992	53,958	112,950	47,259	127,192	174,451
Taxable securities	(6,137)	3,247	(2,890)	(6,312)	13,638	7,326
Tax-exempt securities (2)	(1,082)	144	(938)	(178)	193	15
Other earning assets	161	1,114	1,275	2,289	619	2,908
Total interest income change (2)	55,317	58,611	113,928	39,600	158,263	197,863
Increase (decrease) in interest expense:
Interest bearing demand deposits	8,776	26,058	34,834	(265)	60,950	60,685
Money market	12,215	24,068	36,283	(21)	33,075	33,054
Savings deposits	(2,239)	9,436	7,197	(58)	19,812	19,754
Certificates of deposit	11,009	23,755	34,764	(360)	14,743	14,383
Federal Home Loan Bank borrowings	1,378	1,793	3,171	44,771	10,579	55,350
Other short-term borrowings	229	1,179	1,408	(143)	2,120	1,977
Subordinated debt and junior subordinated debt	(151)	(251)	(402)	1,612	4,020	5,632
Total interest expense change	31,217	86,038	117,255	45,536	145,299	190,835
Net interest income (decrease) increase (2)	$24,100	$(27,427)	$(3,327)	$(5,936)	$12,964	$7,028

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

PROVISION FOR CREDIT LOSSES - LOANS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The provision for credit losses - loans and loan commitments was $19.3 million in 2024 compared to $17.8 million in 2023 as a result of loan growth as well as changes in macroeconomic conditions over the reasonable and supportable forecast period of one year, primarily increasing the allowance for loan losses. Furthermore, the increase to the provision was driven by an increase in individually evaluated loans, specifically within the CRE portfolio. Non-performing loans were 0.31% of total loans as of December 31, 2024, and increased from 0.23% of total loans at the end of 2023. Non-performing assets were 0.32% of total loans and other real estate and repossessed assets as of December 31, 2024, increasing from 0.24% at the end of 2023. Criticized and classified loans were 2.80% of total loans, increasing from 2.22% as of December 31, 2023, primarily due to downgrades within the CRE portfolio. Past due loans at December 31, 2024 were 0.47% of total loans, compared to 0.28% at December 31, 2023. (Please see the Credit Quality and Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Trust fees	$30,676	$28,135	$2,541	9.0
Service charges on deposits	29,979	26,116	3,863	14.8
Digital banking income	19,953	19,454	499	2.6
Net swap fee and valuation income	5,941	6,912	(971)	(14.0)
Net securities brokerage revenue	10,238	10,055	183	1.8
Bank-owned life insurance	9,544	11,002	(1,458)	(13.3)
Mortgage banking income	4,270	2,652	1,618	61.0
Net securities gains (losses)	1,408	900	508	56.4
Net gains on other real estate owned and other assets	142	1,520	(1,378)	(90.7)
Net insurance services revenue	3,651	3,555	96	2.7
Payment processing fees	3,504	3,652	(148)	(4.1)
Other	8,677	6,494	2,183	33.6
Total non-interest income	$127,983	$120,447	$7,536	6.3

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represented 21.1% and 20.0% of total revenue for 2024 and 2023, respectively. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. Non-interest income increased $7.5 million or 6.3% in 2024 compared to 2023, primarily due to increases in trust fees, service charges on deposits, mortgage banking income, and other income. The increases were slightly offset by decreases in net swap fee and valuation income, bank-owned life insurance and net gains on other real estate owned and other assets.

Trust fees increased $2.5 million or 9.0% in 2024 compared to 2023. Trust assets of $6.0 billion at December 31, 2024, increased from $5.4 billion at December 31, 2023. As of December 31, 2024, trust assets include managed assets of $4.8 billion and non-managed (custodial) assets of $1.1 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.9 billion as of December 31, 2024 and $0.8 billion as of December 31, 2023, and are included in managed assets.

Service charges on deposits increased $3.9 million or 14.8% in 2024 compared to 2023, due to an increase in transactional fee income from new products and services, including treasury management, as well as increased general consumer spending.

Net swap fee and valuation income, which includes fair value adjustments, decreased $1.0 million or 14.0% in 2024 as compared to 2023. The decrease was specifically due to a decrease in the amount of new swaps originated and their associated swap fee income and was partially offset by positive fair value adjustments. In 2024, new swaps totaled $494.8 million in notional principal resulting in $4.9 million in fee income, compared to new swaps totaling $728.7 million in notional principal resulting in $9.0 million in fee income in 2023. Fair market value adjustments on swaps in 2024 totaled a positive $1.0 million as compared to a negative $2.1 million in 2023.

Bank-owned life insurance decreased $1.5 million or 13.3% in 2024 compared to 2023, due to a decrease in mortality benefits received.

Mortgage banking income increased $1.6 million or 61.0% in 2024 compared to 2023, due to more residential mortgages sold in the secondary market, as well as an associated wider gain-on-sale margin. In 2024, total mortgage production was $0.6 billion, which was a decrease of 13.0% from total production in 2023. In 2024, $307.8 million in mortgages were sold into the secondary market as compared to $293.4 million in 2023. Included in mortgage banking income is a loss of $0.1 million and a gain of $0.8 million from the fair value adjustments on mortgage loan commitments and related derivatives for 2024 and 2023, respectively.

Net gains on other real estate owned and other assets decreased $1.4 million in 2024 as compared to 2023, due primarily to a $1.1 million gain recognized in 2023, from an asset previously written off in a prior year.

Other income increased $2.2 million or 33.6% in 2024 compared to 2023, due specifically to a $2.3 million gain from the transfer of certain liabilities for future pension payments to a third-party insurance company. Please refer to Footnote 13, “Employee Benefit Plans” for additional information.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Salaries and wages	$177,516	$176,938	$578	0.3
Employee benefits	46,141	46,901	(760)	(1.6)
Net occupancy	25,157	25,338	(181)	(0.7)
Equipment and software	41,303	36,666	4,637	12.6
Marketing	9,764	11,178	(1,414)	(12.6)
FDIC insurance	14,215	12,249	1,966	16.1
Amortization of intangible assets	8,251	9,088	(837)	(9.2)
Restructuring and merger-related expenses	6,400	3,830	2,570	67.1
Professional fees	19,020	15,734	3,286	20.9
Franchise and other miscellaneous taxes	12,986	11,686	1,300	11.1
ATM and electronic banking interchange expenses	6,019	7,091	(1,072)	(15.1)
Communications	4,718	5,325	(607)	(11.4)
Other real estate owned and foreclosure expenses	266	349	(83)	(23.8)
Postage, supplies and other	30,115	27,629	2,486	9.0
Total non-interest expense	$401,871	$390,002	$11,869	3.0

Non-interest expense in 2024, excluding restructuring and merger-related expenses, increased $9.3 million or 2.4% compared to 2023. The primary drivers of this increase were higher equipment and software costs, FDIC insurance, professional fees, and postage, supplies and other expenses. These increases were slightly offset by decreases in employee benefits, marketing, amortization of intangible assets, and ATM and electronic banking and interchange expenses. Restructuring and merger-related expenses were $6.4 million in 2024 and $3.8 million in 2023, and are described in more detail below.

Salaries and wages increased by $0.6 million or 0.3% in 2024 as compared to 2023, due to increased bonus expense, mid-year merit increases and lower deferred contra loan origination costs, and were slightly offset by lower salaries expense, stock compensation expense and commission expense. Full time equivalent employees decreased due to efficiency improvements associated with the branch staffing models as well as the continuation of the branch optimization plans.

Employee benefits expense decreased by $0.8 million or 1.6% in 2024 as compared to 2023, due to decreases in health insurance expense and other benefit expenses, which were driven by lower staffing levels, and were slightly offset by increases in deferred compensation expense.

Equipment and software costs increased $4.6 million or 12.6% in 2024 compared to 2023, due to continuous improvements in technology and communication infrastructure, including the prior year ATM upgrades, which were phased in throughout 2023, general inflationary cost increases for existing service agreements and increased usage of digital banking services.

FDIC insurance increased $2.0 million or 16.1% in 2024 compared to 2023, due to an increase in both Wesbanco’s assessment rate and assessment base. The assessment rate increased from 7.8 basis points to 8.5 basis points throughout 2024. The assessment base increase is due to increases in Wesbanco’s balance sheet.

Marketing expenses decreased $1.4 million or 12.7% in 2024 compared to 2023, due to the reclassification of investor relations expense into professional fees for 2024 as well as the timing of marketing efforts causing a decrease in direct marketing and customer marketing incentives.

Restructuring and merger-related expenses in 2024 totaled $6.4 million, an increase from $3.8 million incurred in 2023. The $6.4 million of expenses in 2024 consisted of $3.5 million for the restructuring due to branch optimization and $2.9 million related to the Premier acquisition. The restructuring and merger-related expenses in 2023 totaling $3.8 million consisted of fixed asset writedowns, lease termination expenses and severance expenses associated with the closure of branches, back-office buildings and a restructuring of the residential mortgage department.

Professional fees increased $3.3 million or 20.9% in 2024 as compared to 2023. The lead drivers of the increase were legal fees, increased consumer loan, retail loan, and HELOC origination fees resulting from increases in loan volume, and higher other professional fees.

ATM and electronic banking interchange expenses decreased $1.1 million or 15.1% in 2024 as compared to 2023, due to cost savings resulting from the consolidation of third party card service providers, and were slightly offset by an increase in transaction volume.

Supplies, postage, and other operating expense increased $2.5 million or 9.0% in 2024 as compared to 2023, due to higher costs and fees in support of loan growth and higher other miscellaneous expenses.

INCOME TAXES

The provision for income taxes was $33.6 million for 2024, which is a $1.4 million decrease as compared to $35.0 million in 2023. The decrease in the provision for income taxes is due to a decrease in pre-tax income from 2023 to 2024, and is slightly offset by an increase in the effective tax rate from 18.1% in 2023 to 18.2% in 2024. The decrease in pre-tax income is primarily driven by lower net interest income and higher non-interest expense in 2024 as compared to 2023.

FINANCIAL CONDITION

Total assets, deposits and shareholders' equity increased 5.5%, 7.3% and 10.2%, respectively, at December 31, 2024 compared to December 31, 2023. Total securities increased $6.3 million or 0.2% from December 31, 2023 to December 31, 2024, as investment runoff was reinvested in the purchase of new securities. Total portfolio loans increased $1.0 billion or 8.7% in 2024 driven by strong performance from our commercial and residential lending teams. Total deposits increased $1.0 billion or 7.3% from year end 2023 reflecting the benefit of deposit gathering and retention efforts by our retail and commercial teams. Reflecting the impact of a higher federal funds rate, there continued to be some mix shift in the composition of total deposits; however, total demand deposits continue to represent 54% of total deposits, with the non-interest bearing component representing 27%, which remains consistent with the percentage range since early 2020.

Deposit balances were also somewhat impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. The increase in certificates of deposit of $495.2 million is primarily due to customers' preferences during the higher interest rate environment. Total borrowings decreased 15.2% or $263.6 million during 2024, as deposit growth increased and required less funding generated through FHLB borrowings.

Total shareholders’ equity increased $257.2 million or 10.2%, compared to December 31, 2023, primarily due to the capital raise of $191.0 million, net income of $151.5 million for the year ended December 31, 2024, and a $8.1 million other comprehensive gain exceeding the declaration of common and preferred shareholder dividends totaling $90.8 million and $10.1 million, respectively.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Equity securities (at fair value)	$13,427	$12,320	$1,107	9.0
Available-for-sale debt securities (at fair value)
U.S. Treasury	146,113	—	146,113	100.0
U.S. Government sponsored entities and agencies	194,242	208,366	(14,124)	(6.8)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,593,441	1,629,684	(36,243)	(2.2)
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	231,782	268,307	(36,525)	(13.6)
Obligations of states and political subdivisions	68,620	76,125	(7,505)	(9.9)
Corporate debt securities	11,874	11,847	27	0.2
Total available-for-sale debt securities	$2,246,072	$2,194,329	$51,743	2.4
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$2,988	$3,587	$(599)	(16.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	32,803	38,893	(6,090)	(15.7)
Obligations of states and political subdivisions	1,098,957	1,136,779	(37,822)	(3.3)
Corporate debt securities	18,158	20,268	(2,110)	(10.4)
Total held-to-maturity debt securities (2)	$1,152,906	$1,199,527	$(46,621)	(3.9)
Total securities	$3,412,405	$3,406,176	$6,229	0.2
Available-for-sale and equity securities:
Weighted average yield at the respective year-end (3)	2.54%	2.31%
As a % of total securities	66.2%	64.8%
Weighted average life (in years)	6.2	6.8
Held-to-maturity securities:
Weighted average yield at the respective year-end (3)	2.96%	2.97%
As a % of total securities	33.8%	35.2%
Weighted average life (in years)	8.4	8.7
Total securities:
Weighted average yield at the respective year-end (3)	2.67%	2.52%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	6.9	7.4

(1)
At December 31, 2024 and December 31, 2023, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Total held-to-maturity debt securities are presented on the Consolidated Balance Sheets net of their allowance for credit losses totaling $0.1 million and $0.2 million at December 31, 2024 and December 31, 2023, respectively.
(3)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $6.2 million or 0.2% from December 31, 2023 to December 31, 2024. Throughout the year, the available-for-sale portfolio increased by $51.7 million or 2.4%, primarily due to $383.4 million in purchases and an $11.8 million decrease in unrealized losses, which were partially offset by $275.0 million in paydowns and $65.6 million in maturities and calls. The held-to-maturity portfolio decreased by $46.6 million or 1.0% due to maturities and calls of municipal securities. The weighted average yield of the portfolio increased 15 basis points from 2.52% at December 31, 2023 to 2.67% at December 31, 2024, primarily due to higher yields on purchased securities.

Total gross unrealized securities losses increased $3.4 million, from $438.3 million as of December 31, 2023 to $441.7 million at December 31, 2024. The increase in unrealized losses from December 31, 2023 was due to an increase in market rates throughout 2024 causing market prices to decrease on the investment portfolio. Wesbanco believes that none of the unrealized losses on available-for-sale debt securities at December 31, 2024 require an allowance for credit losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of December 31, 2024 and December 31, 2023 were $223.8 million and $233.2 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $146.1 million at December 31, 2024, compared to $130.4 million as of December 31, 2023. With approximately 34% of the investment portfolio in the held-to-maturity category, the recent movement in interest rates does not have as much of an impact on other comprehensive income as that of the available-for-sale category.

Wesbanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. Wesbanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to: (1) comparison to secondary pricing services; (2) corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices; (3) review of pricing by personnel familiar with market liquidity and other market-related conditions; (4) review of pricing service methodologies; (5) review of independent auditor reports received from the pricing service regarding its internal controls; and (6) through review of inputs and assumptions used in pricing certain securities thinly-traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of Wesbanco’s securities. For additional disclosure relating to fair value measurement, refer to Note 17, “Fair Value Measurement” in the Consolidated Financial Statements.

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.4 million and $8.8 million as of December 31, 2024 and 2023, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could impact this assumption. Wesbanco recorded an allowance on held-to-maturity debt securities of $0.1 million and $0.2 million as of December 31, 2024 and 2023, respectively.

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

Cost-method investments consist primarily of FHLB of Pittsburgh stock totaling $48.2 million and $62.0 million at December 31, 2024 and 2023, respectively, and are included in other assets in the Consolidated Balance Sheets.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the tax-equivalent yields of held-to-maturity debt securities by contractual maturity at December 31, 2024. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Mortgage-backed securities	Total
Weighted-average yield (1):
U.S. Government sponsored entities and agencies	—	—	—	—	2.16%	2.16%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	2.83%	2.83%
Obligations of states and political subdivisions (3)	4.42%	3.76%	3.05%	2.55%	—	3.31%
Corporate debt securities	3.56%	—	—	—	—	3.56%
Total weighted average yield	3.98%	2.73%	3.05%	2.55%	2.77%	2.96%

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

Wesbanco’s municipal portfolio comprises 34.2% of the overall securities portfolio as of December 31, 2024 compared to 35.6% as of December 31, 2023, which carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$103,033	10.0	$115,566	10.6
Investment Grade - High	823,832	80.4	850,020	78.3
Investment Grade - Upper Medium	90,993	8.9	114,271	10.5
Investment Grade - Lower Medium	2,771	0.3	2,532	0.2
Not rated	3,982	0.4	3,849	0.4
Total municipal bond portfolio	$1,024,611	100.0	$1,086,238	100.0

(1)
The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at December 31, 2024, consists of $371.3 million of taxable and $653.3 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$747,825	73.0	$796,448	73.3
Revenue	276,786	27.0	289,790	26.7
Total municipal bond portfolio	$1,024,611	100.0	$1,086,238	100.0
Municipal bond issuer:
State Issued	$60,841	5.9	$67,268	6.2
Local Issued	963,770	94.1	1,018,970	93.8
Total municipal bond portfolio	$1,024,611	100.0	$1,086,238	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2024:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2024
(dollars in thousands)	Fair Value	% of Total
California (1)	$200,526	19.5
Pennsylvania	190,450	18.6
Ohio	86,836	8.5
Texas	76,506	7.5
Illinois (2)	39,471	3.9
All other states (3)	430,822	42.0
Total municipal bond portfolio	$1,024,611	100.0

(1) California state issued municipal obligations comprise less than 1% of Wesbanco's total California bond holdings.

(2) Contains no state issued Illinois municipal obligations.

(3) Contains obligations in the state of West Virginia totaling $28.5 million or 2.8% of the total municipal portfolio.

LOANS AND LOAN COMMITMENTS

Loans represent Wesbanco’s largest balance sheet asset classification and the largest source of interest income. Commercial loans include CRE, which is further differentiated between land and construction, and improved property loans; as well as C&I loans that may or may not be secured by real estate. Retail loans include residential real estate mortgage loans, home equity lines of credit (“HELOC”), and loans for other consumer purposes.

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

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2024			2023
(dollars in thousands)	Balance	Commitments	Exposure	Balance	Commitments	Exposure
LOANS
Commercial real estate:
Land and construction	$1,352,083	$1,110,206	$2,462,289	$1,055,865	$1,238,440	$2,294,305
Improved property	5,974,598	226,649	6,201,247	5,509,583	222,561	5,732,144
Total commercial real estate	7,326,681	1,336,855	8,663,536	6,565,448	1,461,001	8,026,449
Commercial and industrial	1,787,277	1,697,998	3,485,275	1,670,659	1,578,557	3,249,216
Total commercial loans	9,113,958	3,034,853	12,148,811	8,236,107	3,039,558	11,275,665
Residential real estate	2,520,086	164,976	2,685,062	2,438,574	185,330	2,623,904
Home equity lines of credit	821,110	1,135,731	1,956,841	734,219	1,071,785	1,806,004
Consumer	201,275	37,988	239,263	229,561	29,850	259,411
Total retail loans	3,542,471	1,338,695	4,881,166	3,402,354	1,286,965	4,689,319
Total portfolio loans	12,656,429	4,373,548	17,029,977	11,638,461	4,326,523	15,964,984
Loans held for sale	18,695	16,619	35,314	16,354	20,055	36,409
Deposit overdraft limits	—	387,591	387,591	—	391,598	391,598
Total loans	$12,675,124	$4,777,758	$17,452,882	$11,654,815	$4,738,176	$16,392,991
Letters of credit included above		$47,879			$38,929

Total portfolio loans increased $1.0 billion or 8.7% from December 31, 2023 to December 31, 2024, due to strong growth throughout the year in both the commercial real estate and residential real estate portfolios. Commercial real estate loans increased $761.2 million or 11.6%, as improved property increased 8.4% and land and construction loans increased 28.1%. Commercial and industrial loans increased $116.6 million or 7.0%. Retail loans also improved throughout the year, as residential real estate loans increased $81.5 million or 3.3% and home equity loans increased $86.9 million or 11.8%, while consumer loans decreased $28.3 million or 12.3%. Portfolio loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs and discounts on purchased loans. The net deferred loan costs were $11.9 million and $11.5 million as of December 31, 2024 and 2023, respectively. Wesbanco conducts a deferred loan cost study to determine the allowable costs to be deferred over the life of the loan. Wesbanco’s deferred costs have continued to increase at a faster rate than the related customer deferred fee income causing the balance of the deferred loan costs to outweigh the deferred loan fees, primarily from home equity lines of credit, which have little fee income. Purchased loan discounts from acquisitions included in the portfolio loan balances were $10.5 million and $13.5 million as of December 31, 2024 and 2023, respectively. Loan accretion included in interest income on loans acquired from prior acquisitions was $3.1 million and $4.5 million for the years ended December 31, 2024 and 2023, respectively.

CRE loans at December 31, 2024 represent a significant component of the loan portfolio at 57.9%, an increase of 1.5% as compared to CRE balances at December 31, 2023. CRE—land and construction loan balances increased $296.2 million or 28.1% from December 31, 2023 to December 31, 2024, while CRE—improved property loans increased $465.0 million or 8.4% during the same period.

C&I loans increased $116.6 million or 7.0% from December 31, 2023 to December 31, 2024. The availability under lines of credit within C&I loans decreased slightly from 67.6% at December 31, 2023 to 65.1% of total C&I revolving lines of credit exposure as of December 31, 2024.

Residential real estate mortgage loans increased $81.5 million from December 31, 2023 to December 31, 2024. Wesbanco retained approximately 50% of mortgages by dollar volume originated in 2024 for the portfolio compared to 57% in 2023. Wesbanco sold more loans in 2024 as compared to 2023 as margins were reduced on fixed rate mortgage loans due to competitive pressures in the marketplace during the higher interest rate environment.

HELOC loans increased $86.9 million or 11.8% from December 31, 2023 to December 31, 2024. Consumer loans decreased $28.3 million or 12.3% from December 31, 2023 to December 31, 2024.

Total loan commitments increased $39.6 million or 0.8% from December 31, 2023 to December 31, 2024. Commitments in the C&I portfolio increased $119.4 million or 7.6% and $63.9 million or 6.0% in the HELOC portfolio, while CRE commitments decreased $124.1 million or 8.5% and residential real estate commitments decreased $20.4 million or 11.0%.

Geographic Distribution —Wesbanco extends credit primarily within the market areas where it has branch offices, markets adjacent thereto, or markets that have a loan production office. Loans outside of these markets are generally only made to established customers that have other business relationships with Wesbanco in its markets. Loans outside of Wesbanco’s markets represented approximately 6% of total loans at December 31, 2024 and 4% at December 31, 2023. These loans consist primarily of C&I, CRE-improved property and land and construction loans, residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers, and automobile loans to family members of local customers.

The geographic distribution of the loan portfolio, excluding deposit overdraft limits and loans held for sale, is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2024 (1)
	Commercial Real Estate
(percentage of outstandings, rounded to nearest whole percent)	Land and Construction	Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity Lines	Consumer	Total
Washington-Arlington-Alexandria DC-VA-MD-WV MSA	6%	15%	7%	16%	6%	2%	12%
Columbus, OH MSA	18	10	11	11	8	6	11
Pittsburgh, PA MSA	15	9	8	10	8	3	10
Baltimore-Columbia-Towson MD MSA	6	9	12	10	15	6	9
Western Ohio MSAs	7	8	2	12	5	1	8
Louisville, KY—Jefferson County MSA	11	9	8	3	6	4	8
Other Ohio Locations	5	5	13	4	8	14	7
Upper Ohio Valley MSAs	1	3	12	4	9	22	5
Other Kentucky Locations	4	5	3	4	9	5	4
Other West Virginia Locations	2	4	4	4	8	14	4
Lexington, KY—Fayette County MSA	4	4	2	4	3	1	4
Morgantown, WV MSA	—	3	2	2	2	3	2
Huntington, WV-Ashland, KY MSA	2	2	2	2	2	5	2
Parkersburg, WV-Marietta, OH MSA	2	2	2	1	3	9	2
Other Indiana Locations	6	3	2	3	1	—	3
Other Maryland Locations	—	1	—	2	1	—	1
California-Lexington Park MD MSA	—	2	3	1	1	—	1
Other Pennsylvania Locations	2	1	—	1	4	1	1
Adjacent States & Outside-of-Market	9	5	7	6	1	4	6
Total	100%	100%	100%	100%	100%	100%	100%

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

Commercial loans are monitored for potential concentrations of loans to any one borrower or group of related borrowers. At December 31, 2024 Wesbanco’s legal lending limit to any single borrower or their related interests approximated $295 million. The ten largest commercial relationships combined ranged from $806 million to $930 million during 2024. There were 23 relationships that exceeded $50 million at December 31, 2024. These large relationships generally consist of more than one loan to a borrower or their related entities and often have different primary repayment sources. The single largest relationship exposure approximated $121 million at December 31, 2024 and consists of multiple loans to a business relationship for residential real estate and land development in the real estate investment sector. The exposure is composed of a number of separate projects in various Kentucky markets that are at differing stages of development.

Commercial loans, including renewals and extensions of maturity, are approved within a framework of individual lending authorities based on the total credit exposure of the borrower. Loans with credit exposure up to $300 thousand are based on scoring system. Loans with credit exposure greater than $300 thousand require the approval of a commercial banking executive or credit officer, and credit exposures greater than $1.5 million require approval of a credit officer that is not responsible for loan origination. Credit exposures greater than $25 million require approval of a centralized credit committee comprised of senior and executive management, credit officers, directors, and certain other non-voting qualified persons that are not responsible for loan origination. Underwriters and credit officers do not receive incentive compensation based on loan origination volume. Commercial banking executives receive incentive compensation based on multiple factors that include loan origination, net growth in outstanding loan balances, fees, credit quality and portfolio administration requirements.

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

CRE – land and construction loans require payment of interest-only during the construction period, with initial terms ranging from six months up to three years for larger, multiple-phase projects, such as residential housing developments and large scale commercial projects. Interest rates are often fully-floating based on an appropriate index, but may be structured in the same manner as the interest rate that will apply to the permanent loan upon completion of construction. Interest during the construction period is typically included in the project costs and therefore is often funded by loan advances. Advances are monitored to ensure that the project is at the appropriate stage of completion with each advance and that interest reserves are not exhausted prior to completion of the project. In the event a project is not completed within the initial term, the loan is re -underwritten at maturity, but interest beyond the initial term must be paid by the borrower and in some instances an additional interest reserve is required as a condition of extending the maturity. Upon completion of construction, the loan is converted to permanent financing and reclassified to CRE—improved property.

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

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2024
	Fixed Rate Loans					Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial real estate:
Land and construction	$1,811	$68,147	$59,436	$2,500	$131,894	$160,562	$757,725	$284,533	$17,369	$1,220,189
Improved property	192,322	841,338	323,456	17,082	1,374,198	593,447	1,781,567	1,937,854	287,532	4,600,400
Commercial and industrial	43,336	326,397	204,367	58,901	633,001	373,215	430,073	290,096	60,892	1,154,276
Total commercial loans	$237,469	$1,235,882	$587,259	$78,483	$2,139,093	$1,127,224	$2,969,365	$2,512,483	$365,793	$6,974,865

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

The type, age, condition and location of real estate as well as any environmental risks associated with the property are considered for both owner-occupied and investment CRE. Environmental risk is mitigated by requiring assessments performed by qualified inspectors whenever the current or previous uses of the property or any adjacent properties are likely to have resulted in contamination of the property financed. Overall risk is further mitigated by requiring borrowers to have adequate down payments or cash equity, thereby limiting the loan amount in relation to the lower of the cost or the market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value. Market values are determined by obtaining current appraisals or evaluations, whichever is appropriate or required by banking regulations based on the amount financed prior to the loan being made. New appraisals or evaluations may be obtained throughout the life of each loan to more accurately assess current market value when the initial term of a loan is being extended, market conditions indicate that the property value may have declined, and/or the primary source of repayment is no longer adequate to repay the loan under its original terms.

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by Wesbanco credit policy or banking regulations, which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $237 million or 12% of the Bank’s total risk-based capital at December 31, 2024, compared to $165 million or 9% at December 31, 2023. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special-use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. The level of pledged collateral can vary from unsecured to fully secured with various types of collateral. Unsecured credit is only extended to those borrowers and/or guarantors that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. Unsecured loans totaled $195 million and $210 million at December 31, 2024 and December 31, 2023, respectively. Loans can be secured by bank deposit accounts, marketable securities, working capital assets (accounts receivable and inventory), equipment or owner occupied real estate. Bank deposits and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly by the bank to ensure they remain appropriately margined. Collateral other than equipment or real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection and verification by Wesbanco. Loans secured by equipment or real estate may be subject to receipt of third party appraisals. Although loans can be collateral type-specific, they can also be secured by multiple property types and/or a blanket lien may be placed on all of a borrower’s assets.

Most commercial loans are originated directly by Wesbanco. Participation in loans originated by other financial institutions represents $860 million or 7.1% of total commercial loan exposure at December 31, 2024, compared to $871 million or 7.7% at December 31, 2023. Included in this total are Shared National Credits of approximately $116 million at December 31, 2024 and $178 million at December 31, 2023. Shared National Credits are defined as loans in excess of $100 million that are financed by three or more lending institutions. Wesbanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution.

The commercial portfolio is monitored for potential concentrations of credit risk including by market, CRE – property type, C&I industry, loan type and loans affected by similar external factors. The breakdown of CRE – improved property includes 26% owner-occupied and 74% non-owner occupied.

Beginning in 2001 and revised in 2013, banks of a certain size are required to track C&I loan transactions designated as Highly Leveraged Transactions (“HLTs”). Loans that meet the criteria must be of a certain size, for the purpose of a buyout, acquisition or capital distributions and meet certain leverage ratios. As of December 31, 2024, Wesbanco had $123.5 million or 1.0% of total commercial loan exposure designated as HLTs, as compared to $108.0 million or 1.0% as of December 31, 2023.

The bank is monitoring the office building portfolio, as remote work has continued to result in diminished need for dedicated office space. As of December 31, 2024, total exposure specific to land development and new development related to office buildings, improvements and renovation of existing structures, purchase of existing buildings and other related activities approximated $414 million or 3.4% of the total commercial loan exposure, as compared to $471 million or 4.2% of the total commercial loan exposure at December 31, 2023. There is a potential risk for office loan losses to materialize as lease agreements begin to expire and companies reduce their footprint.

TABLE 14. COMMERCIAL EXPOSURE BY INDUSTRY

	December 31, 2024
	Land and Construction		Improved Property		Commercial and Industrial
(in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Total Loan Balance	Total Exposure	% of Capital (1)
Agriculture and farming	$1,345	$2,241	$9,314	$808	$24,589	$6,841	$35,248	$45,138	2.3
Energy	3,015	—	20,084	2,625	70,781	36,831	93,880	133,336	6.8
Construction	153,036	195,038	161,243	20,698	183,787	320,335	498,066	1,034,137	52.6
Manufacturing	31,247	22,045	268,808	29,171	200,504	140,079	500,559	691,854	35.2
Wholesale and distribution	4,386	354	93,368	14,989	103,431	101,129	201,185	317,657	16.2
Retail	45,396	26,366	326,903	36,612	144,524	96,013	516,823	675,814	34.4
Transportation and warehousing	3,290	2,227	87,835	1,265	56,510	30,796	147,635	181,923	9.2
Information and communications	14,150	14,707	41,112	2	19,528	2,696	74,790	92,195	4.7
Finance and insurance	1,727	7	22,290	655	63,421	105,276	87,438	193,376	9.8
Equipment leasing	—	—	16,652	1,781	103,346	59,655	119,998	181,434	9.2
Real estate - 1-4 family	10,905	33,397	209,339	9,077	4,706	1,254	224,950	268,678	13.7
Real estate - multi-family	573,495	302,463	762,019	11,693	—	40	1,335,514	1,649,710	83.9
Real estate - other retail	10,849	786	144,618	966	3,990	40	159,457	161,249	8.2
Real estate - shopping center	23,317	58,269	684,449	3,325	—	—	707,766	769,360	39.1
Real estate - office building	9,123	1,824	392,093	10,240	150	249	401,366	413,679	21.0
Real estate - commercial/manufacturing	38,265	6,101	295,816	9,496	7,240	1,100	341,321	358,018	18.2
Real estate - residential buildings	6,526	84,100	139,775	6,115	12,740	19,148	159,041	268,404	13.6
Real estate - other	97,471	40,257	486,102	26,369	57,791	38,549	641,364	746,539	38.0
Services	18,441	16,190	275,908	8,160	230,785	197,384	525,134	746,868	38.0
Schools and education services	7,600	—	56,160	2,724	90,688	16,037	154,448	173,209	8.8
Healthcare	177,157	105,603	526,044	11,148	120,493	57,495	823,694	997,940	50.7
Entertainment and recreation	1,310	7,192	46,608	412	13,003	6,620	60,921	75,145	3.8
Hotels	38,425	41,283	655,203	10,404	829	6,391	694,457	752,535	38.3
Other accommodations	32,434	35,256	56,244	541	71	847	88,749	125,393	6.4
Restaurants	13,808	11,764	103,615	2,252	47,609	24,376	165,032	203,424	10.3
Religious organizations	4,229	469	68,442	—	22,858	21,539	95,529	117,537	6.0
Government	31,136	76	13,780	1,331	167,214	8,336	212,130	221,873	11.3
Unclassified	—	102,191	10,774	3,790	36,689	398,942	47,463	552,386	28.1
Total commercial loans	$1,352,083	$1,110,206	$5,974,598	$226,649	$1,787,277	$1,697,998	$9,113,958	$12,148,811	617.7

(1)
Represents Bank’s total risk-based capital.

Multi-family apartments represent the single largest category of commercial loans. Multi-family apartment exposure increased 6.5% from $1.5 billion at December 31, 2023 to $1.7 billion at December 31, 2024. This exposure represents 83.9% of total risk-based capital at December 31, 2024, down from 87.5% at December 31, 2023.

Construction represents the second largest category of commercial exposure with total exposure of $1.0 billion. Construction exposure increased 22.3% from December 31, 2023 to December 31, 2024. This category represents 52.6% of risk-based capital, compared to 47.8% at December 31, 2023. Construction-coded loans are broken down between 1-4 family homes built for sale, lot development and general trade.

Healthcare represents the third largest category of commercial exposure with total exposure of $998 million. Healthcare exposure increased 16.0% from December 31, 2023 to December 31, 2024. This category represents 50.7% of risk-based capital, compared to 48.6% at December 31, 2023.

Real estate—shopping center represents the fourth largest category of commercial exposure with total exposure of $769 million. Real estate—shopping center exposure increased 18.0% from December 31, 2023 to December 31, 2024. This category represents 39.1% of risk-based capital, compared to 36.8% at December 31, 2023.

Lodging represents the fifth largest category of commercial loan exposure with total exposure of $753 million. Lodging exposure increased 8.5% from December 31, 2023 to December 31, 2024. This represents 38.3% of total risk-based capital at December 31, 2024, compared to 39.2% at December 31, 2023.

Services represents the sixth largest category of commercial exposure with total exposure of $747 million. Services increased 4.6% from December 31, 2023 to December 31, 2024. This category represents 38.0% of risk-based capital, compared to 40.3% at December 31, 2023.

In addition to the methods in which Wesbanco monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of bank total risk-based capital. Loan balances used to determine compliance are based upon Call Report instructions and therefore do not necessarily match the balances displayed in Table 14. The first tier measures loans for land, land development, residential and commercial construction. This tier totals $1.4 billion or 72.4% of total risk-based capital at December 31, 2024, compared to $1.2 billion or 65.5% at December 31, 2023. The regulatory guidance for the first tier is 100% of total risk-based capital. The second tier measures loans included in the first tier plus multi-family apartments and other commercial investment property. This tier totals $5.6 billion or 284.7% of total risk-based capital at December 31, 2024, compared to $5.0 billion or 285.1% at December 31, 2023. The regulatory guidance for the second tier is 300% of total risk-based capital. The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. Total CRE exposure increased $1.5 billion or 36.4% for the thirty-six month period ended December 31, 2024.

Basel III requires banks to identify High Volatility Commercial Real Estate (“HVCRE”) loans in their portfolios. These loans are subject to 150% weighting in the risk-based capital calculation, effective January 1, 2015. These regulations require, among other things, that investment CRE loans for acquisition, development or construction that are not in permanent amortizing loan status, meet the statutory LTV guidelines, have a minimum contributed equity of 15% in cash, marketable securities or contributed land at appraised value, and the loan documentation must contain a requirement that the initial capital injection remain in the project until the loan has converted to permanent financing or is paid in full. Changes to the law in May 2018 eliminated certain CRE loan categories from being subject to the regulation, such as owner-occupied, changed contributed land value from cost to appraised value for the equity component and required only the initial capital to meet the 15% threshold remain in the project. The bank has approximately $160 million in HVCRE exposure representing 1.8% of total CRE exposure and 8.1% of total risk-based capital at December 31, 2024. This compares to $173 million in HVCRE exposure representing 2.2% of total CRE exposure and 9.8% of total risk-based capital at December 31, 2023.

Retail Loans —Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. This group is comprised of residential real estate loans, home equity lines of credit and consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $16 million of 1-to-4 family rental properties at December 31, 2024, an increase from approximately $12 million at December 31, 2023. Wesbanco originates residential real estate loans for its portfolio as well as for sale in the secondary market. Portfolio loans also include loans to finance vacant land upon which the owner intends to construct a dwelling at a future date. The majority of portfolio loans require monthly principal and interest payments to amortize the loan with terms up to thirty years. Construction loans may only require interest payments during the construction period, which typically range from six to twelve months (but may be longer for larger residences) and will convert to principal and interest upon completion of construction. Loans for vacant land are generally five-year balloons based on a 20-year amortization and are refinanced when the owner begins construction of a dwelling. Interest rates on portfolio loans may be fixed for up to 30 years. Adjustable rate loans are based primarily on the Treasury Constant Maturity index and can adjust annually or in increments up to 15 years. Currently most 30-year and a portion of 15-year fixed-rate originations are sold into the secondary market.

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

TABLE 15. MATURITIES OF RETAIL LOANS

	December 31, 2024
	Fixed Rate Loans					Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Residential real estate	$4,235	$60,999	$100,177	$143,566	$308,977	$367	$4,812	$34,992	$2,170,938	$2,211,109
Home equity lines of credit	426	11,655	53,422	1,101	66,604	21,958	23,468	72,895	636,185	754,506
Consumer	6,814	102,836	54,491	7	164,148	9,750	13,276	14,101	—	37,127
Total retail loans	$11,475	$175,490	$208,090	$144,674	$539,729	$32,075	$41,556	$121,988	$2,807,123	$3,002,742

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

Most retail loans are originated directly by Wesbanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods. Wesbanco performs its own customary credit evaluation and underwriting before purchasing indirect loans. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from Wesbanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws. Indirect consumer loans represented $102 million or 52% of consumer loans at December 31, 2024 compared to $121 million or 53% at December 31, 2023.

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

Banks that have been acquired by Wesbanco serviced some of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, Wesbanco continues to service these loans. As of December 31, 2024 and 2023, Wesbanco serviced loans for others aggregating approximately $26 million and $27 million, respectively. There was no remaining unamortized balance of mortgage servicing rights related to these loans at either December 31, 2024 or 2023.

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

Past Due Loans —Loans that are past due but not reported as non-performing generally consist of loans that are between 30 and 89 days contractually past due. Certain loans that are 90 days or more past due also continue to accrue interest because they are deemed to be well-secured and in the process of collection. Earlier stage delinquency requires routine collection efforts to prevent them from becoming more seriously delinquent. Early stage delinquency represents potential future non-performing loans if routine collection efforts are unsuccessful. Table 16 summarizes loans that are contractually past due 30 days or more, excluding non-accrual loans.

TABLE 16. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDR LOANS

	December 31,
	2024		2023
(dollars in thousands)	Amount	% of Loan Balance	Amount	% of Loan Balance
90 days or more:
Commercial real estate - land and construction	$—	—	$—	—
Commercial real estate - improved property	5,561	0.09	1,899	0.03
Commercial and industrial	3,498	0.20	3,184	0.19
Residential real estate	2,489	0.10	2,602	0.11
Home equity lines of credit	1,150	0.14	1,407	0.19
Consumer	857	0.43	546	0.24
Total 90 days or more	13,555	0.11	9,638	0.08
30 to 89 days:
Commercial real estate - land and construction	832	0.06	—	—
Commercial real estate - improved property	15,648	0.26	7,476	0.14
Commercial and industrial	9,695	0.54	1,834	0.11
Residential real estate	4,394	0.17	3,093	0.13
Home equity lines of credit	10,062	1.23	5,461	0.74
Consumer	5,296	2.63	5,011	2.18
Total 30 to 89 days	45,927	0.36	22,875	0.20
Total 30 days or more	$59,482	0.47	$32,513	0.28

Loans past due 30 days or more and accruing interest increased $27.0 million, representing 0.47% of total loans at December 31, 2024, as compared to 0.28% at December 31, 2023. The overall low level of delinquency is the result of management’s continued focus on sound initial underwriting and timely collection of loans at their earliest stage of delinquency.

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

Table 17 summarizes non-performing assets.

TABLE 17. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2024	2023
Non-accrual loans:
Commercial real estate—land and construction	$—	$—
Commercial real estate—improved property	19,036	9,557
Commercial and industrial	1,897	1,841
Residential real estate	12,524	10,582
Home equity lines of credit	6,208	4,777
Consumer	87	51
Total non-accrual loans	39,752	26,808
Total non-performing loans	39,752	26,808
Real estate owned and repossessed assets	852	1,497
Total non-performing assets	$40,604	$28,305
Total portfolio loans	$12,656,429	$11,638,461
Non-performing loans as a percentage of total portfolio loans	0.31%	0.23%
Non-accrual loans as a percentage of total portfolio loans	0.31	0.23
Non-performing assets as a percentage of total assets	0.22	0.16
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	0.32	0.24

Non-accrual loans increased $12.9 million or 48.3% from December 31, 2023 to December 31, 2024.

OREO and repossessed assets totaled $0.9 million at December 31, 2024 as compared to $1.5 million at December 31, 2023. Wesbanco seeks to minimize the period for which it holds OREO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral. Repossessed assets are generally sold at auction within 60 days after repossession. Expenses associated with owning OREO and repossessed assets charged to other expenses were $0.3 million for both 2024 and 2023. Net gains on the disposition of OREO and repossessed assets are credited or charged to non-interest income and were $0.1 million in 2024 and immaterial in 2023.

Criticized and Classified Loans —Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a description of internally-assigned risk grades for commercial loans and a summary of loans by grade. Wesbanco’s criticized loans are currently protected, but have weaknesses, which if not corrected, may be inadequately protected at some future date. Classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans. Criticized and classified loans totaled $354.7 million or 3.9% of total commercial loans at December 31, 2024, compared to $258.7 million or 3.1% at December 31, 2023.

Charge-offs and Recoveries — Total charge-offs increased $8.7 million or 77.8% to $19.9 million, while total recoveries decreased $0.3 million to $6.2 million, resulting in an increase of $9.0 million in net charge-offs for 2024 compared to 2023. The year-over-year increase is primarily due to the charge-off of two loans totaling $6.1 million in 2024. Despite this increase, the net loan charge-off rates of 0.11% and 0.04% of total average loans at December 31, 2024 and 2023, respectively, are consistent with continued overall low levels of non-performing loans. Table 18 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 18. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2024	2023	2022
Commercial real estate - land and construction
Net charge-offs / (recoveries)	$527	$(65)	$(52)
Average balance outstanding	1,152,128	887,977	903,411
Net charge-offs (recoveries) as a percentage of average loans	0.05%	(0.01)%	(0.01)%
Commercial real estate - improved property
Net charge-offs / (recoveries)	$39	$1,030	$(243)
Average balance outstanding	5,834,795	5,403,653	4,825,288
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.02%	(0.01)%
Commercial and industrial
Net charge-offs / (recoveries)	$8,533	$1,064	$71
Average balance outstanding	1,701,479	1,569,476	1,539,694
Net charge-offs (recoveries) as a percentage of average loans	0.50%	0.07%	0.00%
Residential real estate
Net charge-offs / (recoveries)	$59	$(720)	$(90)
Average balance outstanding	2,492,062	2,317,910	1,903,157
Net charge-offs (recoveries) as a percentage of average loans	0.00%	(0.03)%	(0.00)%
Home equity
Net charge-offs / (recoveries)	$312	$316	$16
Average balance outstanding	771,005	706,365	605,892
Net charge-offs (recoveries) as a percentage of average loans	0.04%	0.04%	0.00%
Consumer
Net charge-offs / (recoveries)	$2,706	$1,678	$654
Average balance outstanding	217,196	230,069	291,379
Net charge-offs (recoveries) as a percentage of average loans	1.25%	0.73%	0.22%
Loans held for sale
Net charge-offs / (recoveries)	$—	$—	$—
Average balance outstanding	16,721	17,168	15,104
Net charge-offs (recoveries) as a percentage of average loans	—%	—%	—%
Deposit Account Overdrafts
Net charge-offs / (recoveries)	$1,467	$1,339	$1,268
Total loans
Net charge-offs / (recoveries)	$13,643	$4,642	$1,624
Average balance outstanding	12,185,386	11,132,618	10,083,925
Net charge-offs (recoveries) as a percentage of average loans	0.11%	0.04%	0.02%

ALLOWANCE FOR CREDIT LOSSES

As of December 31, 2024, the total allowance for credit losses – loans and commitments was $144.9 million, of which $138.8 million relates to loans and $6.1 million relates to loan commitments. The allowance for credit losses – loans was 1.10% of total portfolio loans as of December 31, 2024, compared to 1.12% as of December 31, 2023.

The allowance for credit losses - loans individually-evaluated increased $12.1 million from December 31, 2023 to December 31, 2024 due to an individually-evaluated loan analysis completed on certain classified commercial real estate loans. The allowance for credit losses-loans collectively-evaluated decreased from December 31, 2023 to December 31, 2024 by $4.0 million.

The allowance for credit losses - loan commitments was $6.1 million at December 31, 2024 as compared to $8.6 million as of December 31, 2023, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for credit losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the probability of default ("PD")/ loss given default ("LGD"), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix and loan growth. At December 31, 2024, the primary drivers of the allowance were loan growth, macroeconomic variables and prepayment speeds, as well as changes in qualitative factors for distressed industries, the current interest rate environment and changes in the level of criticized and classified loans within the commercial loan categories. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At year-end, Wesbanco applied a one-year forecast and immediately reverted to historical losses. The national unemployment rate was projected to be 4.6% as of December 31, 2024 and subsequently increase to an average of 4.9% over the remainder of the one-year forecast period.

Table 19 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

TABLE 19. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of year:
Allowance for credit losses - loans	$130,675	$117,790	$121,622
Allowance for credit losses - loan commitments	8,604	8,368	7,775
Total beginning allowance for credit losses - loans and loan commitments	139,279	126,158	129,397
Provision for credit losses:
Provision for loan losses	21,734	17,527	(2,208)
Provision for loan commitments	(2,484)	236	593
Total provision for credit losses - loans and loan commitments	19,250	17,763	(1,615)
Net charge-offs:
Total charge-offs	(19,875)	(11,177)	(7,892)
Total recoveries	6,232	6,535	6,268
Net charge-offs	(13,643)	(4,642)	(1,624)
Balance at end of year:
Allowance for credit losses - loans	138,766	130,675	117,790
Allowance for credit losses - loan commitments	6,120	8,604	8,368
Total ending allowance for credit losses - loans and loan commitments	$144,886	$139,279	$126,158
Allowance for credit losses - loans as a percentage of total portfolio loans	1.10%	1.12%	1.10%
Allowance for credit losses - loans to non-accrual loans	3.49x	4.87x	3.08x
Allowance for credit losses - loans to total non-performing loans	3.49x	4.87x	2.84x
Allowance for credit losses - loans to total non-performing loans and loans past due 90 days or more	2.60x	3.59x	2.51x

The allowance consists of specific reserves for certain individually-evaluated loans, if any, and a general reserve for all other loans. Commercial loans, including CRE and C&I, that have other unique characteristics are tested individually for potential credit losses. Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies pertaining to the allowance for credit losses. The allowance for collectively-evaluated loans is comprised of factors based on both historical loss experience and other qualitative factors. The allowance for collectively-evaluated loans decreased $4.0 million or 3.2% from December 31, 2023 to December 31, 2024 due to changes in macroeconomic factors, specifically the yield curve, changes in portfolio mix and changes in qualitative adjustments. The allowance for individually-evaluated loans was $17.8 million at December 31, 2024, an increase of $12.1 million from December 31, 2023. The allowance for loan commitments decreased $2.5 million from December 31, 2023 to December 31, 2024.

Table 20 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 20. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2024		2023
(dollars in thousands)	Allowance Amount	% of Loans or Commitments to Total Portfolio Loans or Commitments	Allowance Amount	% of Loans or Commitments to Total Portfolio Loans or Commitments
Allowance for credit losses - loans:
Commercial real estate—land and construction	$8,411	10.7	$7,123	9.1
Commercial real estate—improved property	59,828	47.2	59,351	47.2
Commercial and industrial	42,398	14.1	36,644	14.4
Residential real estate	21,790	19.9	21,218	21.0
Home equity lines of credit	1,235	6.5	1,017	6.3
Consumer	3,391	1.6	3,956	2.0
Deposit account overdrafts	1,713	—	1,366	—
Total allowance for credit losses - loans	138,766	100.0	130,675	100.0
Allowance for credit losses - loan commitments:
Commercial real estate—land and construction	5,105	25.4	6,894	28.6
Commercial real estate—improved property	—	5.2	—	5.1
Commercial and industrial	—	38.7	429	36.5
Residential real estate	1,015	3.8	1,276	4.3
Home equity lines of credit	—	26.0	5	24.8
Consumer	—	0.9	—	0.7
Total allowance for credit losses - loan commitments	6,120	100.0	8,604	100.0
Total allowance for credit losses	$144,886		$139,279

Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, specific reserves and management’s judgment with respect to the impact of qualitative factors on each category of loans. A decrease in the allowance for a particular loan category generally reflects either lower loan balances, historical loss rate changes or reductions in non-performing and/or classified commercial loans. Although the allowance for credit losses is allocated as described in Table 20, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of expected future losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb expected future losses at December 31, 2024.

DEPOSITS

TABLE 21. DEPOSITS

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Deposits
Non-interest bearing demand	$3,842,758	$3,962,592	$(119,834)	(3.0)
Interest bearing demand	3,771,314	3,463,443	307,871	8.9
Money market	2,429,977	2,017,713	412,264	20.4
Savings deposits	2,362,736	2,493,254	(130,518)	(5.2)
Certificates of deposit	1,726,932	1,231,702	495,230	40.2
Total deposits	$14,133,717	$13,168,704	$965,013	7.3

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 181 financial centers, as of December 31, 2024, in West Virginia, Ohio, western Pennsylvania, Maryland, Kentucky, and southern Indiana. The FDIC insures all deposits up to $250,000 per account.

Total deposits increased $965.0 million or 7.3% in 2024 primarily reflecting the benefit of deposit gathering and retention efforts by the retail and commercial teams. Money market and interest-bearing demand deposits increased 20.4% and 8.9%, respectively, while savings accounts and non-interest bearing demand deposits decreased 5.2% and 3.0%, respectively. Deposit balances were also somewhat impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets totaling $94.0 million and $104.7 million for the years ended December 31, 2024 and 2023, respectively. Money market deposits were influenced through Wesbanco’s increased participation in the Insured Cash Sweep (ICS®) money market deposits program. ICS® reciprocal balances totaled $1.3 billion at December 31, 2024 as compared to $1.0 billion at December 31, 2023. ICS® one-way buys totaled $200.6 million at both December 31, 2024 and December 31, 2023.

Certificates of deposit increased $495.2 million, reflecting the significant increase in the federal funds rate and the continued remix from non interest-bearing demand deposits into certificates of deposit. The increase was also impacted by higher offered rates on certain maturing certificates of deposit. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet, but does participate in the Certificate of Deposit Account Registry Services (“CDARS®”) program. CDARS® balances totaled $49.8 million in outstanding balances at December 31, 2024, none of which represented one-way buys, compared to $48.4 million in total outstanding balances at December 31, 2023, of which $10.6 million represented one-way buys. Certificates of deposit greater than $250,000 were approximately $442.8 million at December 31, 2024 compared to $223.4 million at December 31, 2023. Certificates of deposit of $100,000 or more were approximately $1.0 billion at December 31, 2024 compared to $628.5 million at December 31, 2023. Certificates of deposit totaling approximately $1.6 billion at December 31, 2024 with a cost of 4.09% are scheduled to mature within the next year. The average rate on certificates of deposit increased 180 basis points from 1.83% for the year ended December 31, 2023 to 3.63% in 2024, with a similar increase experienced for jumbo certificates of deposit. Wesbanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which includes offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 22. UNINSURED DEPOSITS

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Portion of certificates of deposit in excess of FDIC insurance limits	$245,057	$105,947	$139,110	131.3

Certificates of deposit otherwise uninsured with a maturity of:
Three months or less	$96,268	$32,764	$63,504	193.8
Over three through six months	86,192	16,946	69,246	408.6
Over six through twelve months	59,930	18,422	41,508	225.3
Over twelve months	2,667	37,815	(35,148)	(92.9)
Total uninsured certificates of deposit	$245,057	$105,947	$139,110	131.3

Total uninsured deposits (1)	$4,619,799	$4,040,705	$579,094	14.3

(1) Uninsured deposits include public funds deposits that are collateralized by investment securities totaling $1.5 billion at both December 31, 2024 and 2023.

BORROWINGS

TABLE 23. BORROWINGS

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,000,000	$1,350,000	$(350,000)	(25.9)
Other short-term borrowings	192,073	105,893	86,180	81.4
Subordinated debt and junior subordinated debt	279,308	279,078	230	0.1
Total	$1,471,381	$1,734,971	$(263,590)	(15.2)

Borrowings are a significant source of funding for Wesbanco in addition to deposits. During 2024, FHLB borrowings decreased $350.0 million from December 31, 2023, as $1.5 billion in maturities were partially offset by $1.2 billion in new advances. The average cost in 2024 of maturing and paid-off FHLB borrowings was 5.57%, compared to the average cost of 5.62% for new borrowings in 2024.

Wesbanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. Wesbanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $48.2 million at December 31, 2024, is also pledged as collateral for these advances. Wesbanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2024 and 2023 was estimated to be approximately $3.7 billion and $3.4 billion, respectively. Wesbanco can also use a portion of its maximum borrowing capacity to acquire FHLB letters of credit, which in some jurisdictions can be used to collateralize Wesbanco's public fund deposits.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements or overnight sweep checking accounts increased $86.2 million to $192.1 million at December 31, 2024, compared to $105.9 million at December 31, 2023 due to moving certain customer relationships to interest-bearing demand deposits. At December 31, 2024 and 2023, there were no outstanding federal funds purchased.

Subordinated debt and junior subordinated debt consist of $131.0 million of junior subordinated debt issued through eleven capital trusts, which are all wholly-owned trust subsidiaries formed for the purpose of issuing trust preferred securities ("Trust Preferred Securities") and lending the proceeds to Wesbanco. Subordinated debentures totaling $148.3 million (net of issuance costs) and issued in March 2022, have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month SOFR plus a spread of 1.787%. In 2023, Wesbanco completed a partial repurchase and cancellation of junior subordinated debt, which consisted of $3.1 million of Oak Hill Capital Trust 4, at a discount of $0.7 million.

CAPITAL RESOURCES

Shareholders’ equity increased to $2.8 billion at December 31, 2024 from $2.5 billion at December 31, 2023. The increase resulted primarily from a private placement of Wesbanco common shares that closed on August 1, 2024. The proceeds net of offering expenses totaled $191.0 million which were used to increase capital levels in anticipation of the merger of Wesbanco and Premier, to pay down borrowings and for general corporate purposes. Additionally, the increase resulted from net income totaling $151.5 million for the year ended December 31, 2024 and an $8.1 million increase in other comprehensive income. This increase in other comprehensive income consisted of a $9.5 million unrealized gain in the securities portfolio which was partially offset by a $1.4 million loss in the defined benefits pension plan and other postretirement benefits for the year ended December 31, 2024. Shareholders' equity was negatively impacted by the declaration of common and preferred shareholder dividends totaling $90.8 million and $10.1 million, respectively for the year ended December 31, 2024.

For 2024, common dividends increased to $1.45 per share, or 2.8% on an annualized basis, compared to $1.41 per share in 2023. The common dividend per share payout ratio increased to 64.2% in 2024 from 56.2% in 2023, which is primarily attributable to a decrease in earnings year-over-year. A board-approved policy generally targets dividends as a percent of net income in a range of 40% to 75%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors.

Wesbanco did not purchase any of its common stock on the open market during the year ended December 31, 2024 under current share repurchase authorizations. At December 31, 2024, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 972,298 shares.

Wesbanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. Wesbanco and its banking subsidiary Wesbanco Bank maintain Tier 1 risk-based, Total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. The Bank paid $42.0 million in dividends to Wesbanco during 2024, or

25% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2024, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $245.0 million from the Bank. The Bank’s policy is generally to declare dividends up to 90% of its earnings to the parent annually, subject to change, with Board approval.

Wesbanco currently has $279.3 million in subordinated debt and junior subordinated debt on its Consolidated Balance Sheet, which are accounted for as Tier 2 capital in accordance with current regulatory reporting requirements.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources adequately meet its liquidity requirements. Wesbanco’s net loans-to-assets ratio was 67.0% and deposit balances funded 77.4% of total assets at December 31, 2024.

The following table lists the sources of liquidity from assets at December 31, 2024 expected within the next year:

(in thousands)
Cash and cash equivalents	$568,137
Securities with a maturity date within the next year and callable securities	541,559
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	309,984
Loans held for sale	18,695
Accruing loans scheduled to mature	1,657,561
Normal loan repayments	1,378,414
Total sources of liquidity expected within the next year	$4,474,350

(1) Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $14.1 billion at December 31, 2024. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.6 billion at December 31, 2024, with a weighted average cost of 4.09%, which includes jumbo regular certificates of deposit totaling $920.3 million with a weighted-average cost of 4.37%, and jumbo CDARS® certificates of deposit of $44.7 million with a weighted-average cost of 4.15%.

Uninsured deposits, as reported for regulatory purposes, totaled $4.6 billion at December 31, 2024, or 33% of total deposits. Uninsured deposits include $1.5 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at December 31, 2024, uninsured deposits were $3.1 billion, or 22% of total deposits.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $3.7 billion and $3.4 billion at December 31, 2024 and December 31, 2023, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. Wesbanco can also use this line of credit for pledging collateral to cover public funds deposits, as an alternative to pledging securities from the investment portfolio. At December 31, 2024, the Bank had unpledged available-for-sale securities with an estimated fair value of $307.8 million, or 14.0% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Approximately 61% of the total market value of the investment portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015. As a result of this growth, Wesbanco is monitoring exposure to public funds deposits in relation to pledging requirements and providing insured cash sweep ("ICS") deposits via IntraFi® as a solution for a portion of new and existing public fund depositors. In addition, at December 31, 2024, the Bank had unpledged held-to-maturity securities with an estimated fair value of $711.6 million. Approximately 97%, or $688.3 million of these securities are municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at December 31, 2024. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at December 31, 2024, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $192.1 million at December 31, 2024 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or Lines of Credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $321.8 million in cash on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2024, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $245.0 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $4.5 billion and $4.7 billion at December 31, 2024 and December 31, 2023, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 19, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

The earnings sensitivity simulation model projects changes in net interest income resulting from the effects of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, call dates, changes to non-maturity deposit product betas and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on internally-developed models derived from institution specific data, current market rates and economic forecasts, and are internally back-tested and periodically validated by an independent third-party consultant. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured (otherwise known as a "static" balance sheet) and also assumes that a particular change in interest rates is reflected immediately and parallel across all tenors of the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results, particularly in times of stress. In addition, this analysis does not consider actions that management might employ in the future in response to changes in interest rates, as well as changes in earning asset and costing liability balances.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at December 31, 2024 and December 31, 2023, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest	Percentage Change in Net Interest Income from Base over One Year		ALCO
Rates (basis points)	December 31, 2024	December 31, 2023	Guidelines
+200	4.8%	3.3%	(10.0%)
+100	2.3%	3.0%	(7.5%)
-100	(2.2%)	(3.0%)	(7.5%)
-200	(5.1%)	(7.0%)	(10.0%)
-300	(8.4%)	(11.5%)	(15.0%)
-400	(12.7%)	(16.3%)	(20.0%)

Net interest income sensitivity changes are due to the impact of the current rate and yield curve environment on base case net interest income and the related calculation of immediate parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as periodic updates of various modeling assumptions. Generally, interest bearing non-maturity deposit betas utilized in modeling have increased to 40% in both up and down interest rate shocks as the banking industry continues to remain in a high interest rate environment where funding cost pressures have persisted. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically, but reviewed no less than quarterly in our models for non-maturity deposits and loans. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, customer requests for negotiated rates, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons not listed.

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

Wesbanco also periodically measures the economic value of equity (“EVE”), which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the economic value of equity relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of December 31, 2024 and December 31, 2023. Changes in EVE sensitivity since year-end 2023 relate to the change in balance sheet composition and market interest rates and their impact upon the fair values of earning assets and costing liabilities:

Immediate Change in Interest	Percentage Change in Economic Value of Equity from Base over One Year		ALCO
Rates (basis points)	December 31, 2024	December 31, 2023	Guidelines
+200	1.7%	0.3%	(20.0%)
+100	0.5%	2.6%	(10.0%)
-100	(0.5%)	(2.8%)	(10.0%)
-200	(2.9%)	(8.0%)	(20.0%)
-300	(8.2%)	(16.5%)	(30.0%)
-400	(16.2%)	(28.0%)	(40.0%)

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
•
adjusting terms for FHLB short-term maturing borrowings to balance asset/liability mismatches; or paying them off with excess liquidity
•
using CDARS® and ICS® deposit programs to manage funding needs and overall liability mix, and
•
adjusting the size, mix or duration of the investment portfolio as part of liquidity and balance sheet management strategies

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

Wesbanco’s management assessed the effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on the assessment, management determined that, as of December 31, 2024, Wesbanco’s internal control over financial reporting is effective, based on the COSO criteria. The effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, Wesbanco’s independent registered public accounting firm, as stated in their accompanying report appearing below.

/s/ Jeffrey H. Jackson	/s/ Daniel K. Weiss, Jr.
Jeffrey H. Jackson	Daniel K. Weiss, Jr.
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Wesbanco, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wesbanco, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wesbanco, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Allowance for credit losses - loans
Description of the Matter

The Company’s loan portfolio totaled $12.7 billion as of December 31, 2024 and the associated allowance for credit losses - loans (ACL) was $138.8 million. As discussed in Note 1 and 5 to the consolidated financial statements, the ACL reflects the lifetime expected credit losses on the Company’s loan portfolio. The ACL is calculated utilizing the probability of default / loss given default approach to calculate the expected loss for each segment, which is then discounted to net present value. The primary macroeconomic drivers of the quantitative model includes the forecast of national unemployment and interest rate spreads. The evaluation also considers qualitative factor adjustments such as economic trends and conditions, which includes adjustments related to distressed industries and the level of criticized and classified loans within the commercial loan segments. Management relies on observable data from internal and external sources to the extent it is available to evaluate each of these factors and adjusts the model’s quantitative results to reflect the impact these factors may have on probable losses in the portfolio. Additionally, commercial loans that have unique characteristics are evaluated individually for estimated credit losses and specific reserves are established when appropriate.

Auditing management’s ACL estimate was complex and involves a high degree of subjectivity and judgement in evaluating management’s determination of the qualitative factor adjustments for distressed industries and the level of criticized and classified loans within the commercial loan segments. We identified auditing the reasonableness of management’s determination of the qualitative factor adjustments for distressed industries and the level of criticized and classified loans within the commercial loan segments in the ACL as a critical audit matter as it involves especially subjective auditor judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, which included management’s review and approval controls designed to assess the appropriateness of the ACL methodology, reliability and accuracy of the data used in developing the qualitative factor adjustments, and the determination of the qualitative factor adjustments for distressed industries and the level of criticized and classified loans within the commercial loan segments.

To test the qualitative factor adjustments for distressed industries and the level of criticized and classified loans within the commercial loan segments, we evaluated the appropriateness of management’s methodology and assessed the basis for the adjustments and whether all relevant risks were reflected in the ACL. With the assistance of EY specialists, we evaluated the methodology and appropriateness of the qualitative factor adjustments for distressed industries and level of criticized and classified loans within the commercial loan segments. We tested the completeness, accuracy, and relevance of the underlying data used to estimate the qualitative factors. We evaluated whether the qualitative factor adjustments were reasonable based on the changes in economic conditions and the loan portfolio in the period. Further, we performed an independent search for the existence of new or contrary information relating to risks impacting the distressed industries and the level of criticized and classified loans within the commercial loan segments qualitative factors to validate that management’s considerations are appropriate. Additionally, we evaluated whether the overall ACL appropriately reflects expected losses in the loan portfolio by comparing it the Company’s historical loss data and to peer bank data. We also performed analytical procedures on the ACL, including coverage ratios and comparison to prior periods as well as prior economic cycles.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.

Pittsburgh, Pennsylvania

March 3, 2025

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2024	2023
ASSETS
Cash and due from banks, including interest bearing amounts of $142,271 and $158,504, respectively	$568,137	$595,383
Securities:
Equity securities, at fair value	13,427	12,320
Available-for-sale debt securities, at fair value	2,246,072	2,194,329
Held-to-maturity debt securities (fair values of $1,006,817 and $1,069,159, respectively)	1,152,906	1,199,527
Allowance for credit losses, held-to-maturity debt securities	(146)	(192)
Net held-to-maturity debt securities	1,152,760	1,199,335
Total securities	3,412,259	3,405,984
Loans held for sale	18,695	16,354
Portfolio loans, net of unearned income	12,656,429	11,638,461
Allowance for credit losses - loans	(138,766)	(130,675)
Net portfolio loans	12,517,663	11,507,786
Premises and equipment, net	219,076	233,571
Accrued interest receivable	78,324	77,435
Goodwill and other intangible assets, net	1,124,016	1,132,267
Bank-owned life insurance	360,738	355,033
Other assets	385,390	388,561
Total Assets	$18,684,298	$17,712,374
LIABILITIES
Deposits:
Non-interest bearing demand	$3,842,758	$3,962,592
Interest bearing demand	3,771,314	3,463,443
Money market	2,429,977	2,017,713
Savings deposits	2,362,736	2,493,254
Certificates of deposit	1,726,932	1,231,702
Total deposits	14,133,717	13,168,704
Federal Home Loan Bank borrowings	1,000,000	1,350,000
Other short-term borrowings	192,073	105,893
Subordinated debt and junior subordinated debt	279,308	279,078
Total borrowings	1,471,381	1,734,971
Accrued interest payable	14,228	11,121
Other liabilities	274,691	264,516
Total Liabilities	15,894,017	15,179,312
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at December 31, 2024 and December 31, 2023, respectively	144,484	144,484
Common stock, $2.0833 par value; 200,000,000 and 100,000,000 shares authorized; 75,354,034 and 68,081,306 shares issued; 66,919,805 and 59,376,435 shares outstanding at December 31, 2024 and December 31, 2023, respectively	156,985	141,834
Capital surplus	1,809,679	1,635,859
Retained earnings	1,192,091	1,142,586
Treasury stock (8,434,229 and 8,704,871 shares at cost, respectively)	(292,244)	(302,995)
Accumulated other comprehensive loss	(218,632)	(226,693)
Deferred benefits for directors	(2,082)	(2,013)
Total Shareholders’ Equity	2,790,281	2,533,062
Total Liabilities and Shareholders’ Equity	$18,684,298	$17,712,374

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Loans, including fees	$709,802	$596,852	$422,401
Interest and dividends on securities:
Taxable	70,559	73,449	66,123
Tax-exempt	18,089	18,830	18,818
Total interest and dividends on securities	88,648	92,279	84,941
Other interest income	27,191	22,385	6,314
Total interest and dividend income	825,641	711,516	513,656
INTEREST EXPENSE
Interest bearing demand deposits	107,700	72,866	12,181
Money market deposits	72,899	36,616	3,562
Savings deposits	31,066	23,869	4,115
Certificates of deposit	53,236	18,472	4,089
Total interest expense on deposits	264,901	151,823	23,947
Federal Home Loan Bank borrowings	62,489	59,318	3,968
Other short-term borrowings	3,953	2,545	568
Subordinated debt and junior subordinated debt	16,090	16,492	10,860
Total interest expense	347,433	230,178	39,343
NET INTEREST INCOME	478,208	481,338	474,313
Provision for credit losses	19,206	17,734	(1,663)
Net interest income after provision for credit losses	459,002	463,604	475,976
NON-INTEREST INCOME
Trust fees	30,676	28,135	27,551
Service charges on deposits	29,979	26,116	26,281
Digital banking income	19,953	19,454	20,002
Net swap fee and valuation income	5,941	6,912	7,067
Net securities brokerage revenue	10,238	10,055	9,525
Bank-owned life insurance	9,544	11,002	10,728
Mortgage banking income	4,270	2,652	5,129
Net securities gains (losses)	1,408	900	(1,777)
Net gains on other real estate owned and other assets	142	1,520	482
Other income	15,832	13,701	12,403
Total non-interest income	127,983	120,447	117,391
NON-INTEREST EXPENSE
Salaries and wages	177,516	176,938	167,028
Employee benefits	46,141	46,901	37,771
Net occupancy	25,157	25,338	26,105
Equipment and software	41,303	36,666	32,508
Marketing	9,764	11,178	9,335
FDIC insurance	14,215	12,249	7,901
Amortization of intangible assets	8,251	9,088	10,278
Restructuring and merger-related expense	6,400	3,830	1,723
Other operating expenses	73,124	67,814	64,317
Total non-interest expense	401,871	390,002	356,966
Income before provision for income taxes	185,114	194,049	236,401
Provision for income taxes	33,604	35,017	44,288
NET INCOME	$151,510	$159,032	$192,113
Preferred stock dividends	10,125	10,125	10,125
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$141,385	$148,907	$181,988
EARNINGS PER COMMON SHARE
Basic	$2.26	$2.51	$3.03
Diluted	2.26	2.51	3.02
AVERAGE COMMON SHARES OUTSTANDING
Basic	62,589,406	59,303,210	60,047,177
Diluted	62,653,557	59,427,989	60,215,374
DIVIDENDS DECLARED PER COMMON SHARE	$1.45	$1.41	$1.37

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Net income	$151,510	$159,032	$192,113
Debt securities available-for-sale:
Net change in unrealized gains (losses) on debt securities available-for-sale	12,511	38,535	(339,422)
Related income tax effect	(2,835)	(10,045)	82,253
Net securities losses reclassified into earnings	12	241	13
Related income tax effect	(236)	(58)	(3)
Net effect on other comprehensive income (loss) for the period	9,452	28,673	(257,159)
Defined benefit plans:
Amortization of net (gain) loss and prior service costs	(406)	399	291
Related income tax effect	122	(97)	(70)
Recognition of unrealized gain (loss)	845	8,909	(473)
Related income tax effect	(203)	(2,161)	115
Gain on settlement of retired employee accounts	(2,301)	—	—
Related income tax effect	552	—	—
Net effect on other comprehensive (loss) income for the period	(1,391)	7,050	(137)
Total other comprehensive income (loss)	8,061	35,723	(257,296)
Comprehensive income (loss)	$159,571	$194,755	$(65,183)

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2024, 2023, and 2022
		Common Stock
(in thousands, except shares and per share amounts)	Preferred Stock Amount	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Deferred Benefits for Directors	Total
January 1, 2022	$144,484	62,307,245	$141,834	$1,635,642	$977,765	$(199,759)	$(5,120)	$(1,680)	$2,693,166
Net income	—	—	—	—	192,113	—	—	—	192,113
Other comprehensive loss	—	—	—	—	—	—	(257,296)	—	(257,296)
Comprehensive loss									(65,183)
Common dividends declared ($1.37 per share)	—	—	—	—	(81,286)	—	—	—	(81,286)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Stock issued for dividend reinvestment	—	23,478	—	—	(792)	792	—	—	—
Treasury shares acquired	—	(3,407,016)	—	—	—	(119,097)	—	—	(119,097)
Stock options exercised	—	111,050	—	(529)	—	3,579	—	—	3,050
Restricted stock granted	—	164,206	—	(5,521)	—	5,521	—	—	—
Stock compensation expense	—	—	—	6,246	—	—	—	—	6,246
Deferred benefits for directors—net	—	—	—	39	—	—	—	(148)	(109)
December 31, 2022	$144,484	59,198,963	$141,834	$1,635,877	$1,077,675	$(308,964)	$(262,416)	$(1,828)	$2,426,662
Net income	—	—	—	—	159,032	—	—	—	159,032
Other comprehensive income	—	—	—	—	—	—	35,723	—	35,723
Comprehensive income									194,755
Common dividends declared ($1.41 per share)	—	—	—	—	(82,906)	—	—	—	(82,906)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Stock issued for dividend reinvestment	—	29,871	—	—	(1,090)	1,090	—	—	—
Treasury shares acquired	—	(162,432)	—	—	—	(3,745)	—	—	(3,745)
Stock options exercised	—	10,755	—	(127)	—	364	—	—	237
Restricted stock granted	—	299,278	—	(8,260)	—	8,260	—	—	—
Stock compensation expense	—	—	—	8,324	—	—	—	—	8,324
Deferred benefits for directors—net	—	—	—	45	—	—	—	(185)	(140)
December 31, 2023	$144,484	59,376,435	$141,834	$1,635,859	$1,142,586	$(302,995)	$(226,693)	$(2,013)	$2,533,062
Net income	—	—	—	—	151,510	—	—	—	151,510
Other comprehensive income	—	—	—	—	—	—	8,061	—	8,061
Comprehensive income									159,571
Common dividends declared ($1.45 per share)	—	—	—	—	(90,766)	—	—	—	(90,766)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Issuance of common stock, net of issuance costs	—	7,272,728	15,151	175,816	—	—	—	—	190,967
Stock issued for dividend reinvestment	—	29,617	—	—	(1,114)	1,114	—	—	—
Treasury shares acquired	—	(49,871)	—	—	—	(1,448)	—	—	(1,448)
Stock options exercised	—	60,489	—	(768)	—	2,292	—	—	1,524
Restricted stock granted	—	230,407	—	(8,793)	—	8,793	—	—	—
Stock compensation expense	—	—	—	7,518	—	—	—	—	7,518
Deferred benefits for directors—net	—	—	—	47	—	—	—	(69)	(22)
December 31, 2024	$144,484	66,919,805	$156,985	$1,809,679	$1,192,091	$(292,244)	$(218,632)	$(2,082)	$2,790,281

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$151,510	$159,032	$192,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	15,288	14,435	13,042
Other net amortization (accretion)	11,273	13,573	8,890
Provision for credit losses	19,206	17,734	(1,663)
Net securities (gains) losses	(1,408)	(900)	1,777
Mortgage banking income	(4,270)	(2,652)	(5,129)
Stock compensation expense	7,518	8,324	6,246
(Increase) decrease in deferred income tax assets, net	(3,227)	(3,681)	4,489
Increase in cash surrender value of bank-owned life insurance	(9,544)	(11,002)	(10,728)
Loans originated for sale	(306,024)	(299,832)	(240,270)
Proceeds from the sale of loans originated for sale	303,419	291,886	257,290
Net change in: accrued interest receivable and other assets	4,495	(30,029)	(63,074)
Net change in: accrued interest payable and other liabilities	21,069	12,589	44,232
Other—net	1,694	(155)	(3,075)
Net cash provided by operating activities	210,999	169,322	204,140
INVESTING ACTIVITIES
Net increase in loans held for investment	(1,025,545)	(935,437)	(958,192)
Available-for-sale debt securities:
Proceeds from sales	—	30,987	—
Proceeds from maturities, prepayments and calls	340,607	341,161	604,330
Purchases of securities	(383,378)	(4,500)	(468,399)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	44,657	46,741	88,407
Purchases of securities	—	—	(335,042)
Purchases of bank owned life insurance	(285)	—	—
Proceeds from bank owned life insurance	4,123	8,330	8,726
Purchases of premises and equipment—net	(10,328)	(22,506)	(7,990)
Net cash used in investing activities	(1,030,149)	(535,224)	(1,068,160)
FINANCING ACTIVITIES
Increase (decrease) in deposits	965,170	38,614	(432,775)
Proceeds from Federal Home Loan Bank borrowings	1,175,000	1,605,000	650,000
Repayment of Federal Home Loan Bank borrowings	(1,525,000)	(960,000)	(128,980)
Increase (decrease) in other short-term borrowings	86,180	(29,176)	(6,824)
Principal repayments of finance lease obligations	(2,948)	(3,347)	(553)
Issuance of subordinated debt, net of issuance costs	—	—	147,702
Repayment of junior subordinated debt, net of discount and subordinated debt	—	(2,294)	—
Dividends paid to common shareholders	(87,416)	(82,290)	(81,325)
Dividends paid to preferred shareholders	(10,125)	(10,125)	(10,125)
Issuance of common stock, net of equity issuance costs	190,967	—	—
Treasury shares sold (purchased)—net	76	(3,508)	(116,047)
Net cash provided by financing activities	791,904	552,874	21,073
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,246)	186,972	(842,947)
Cash, cash equivalents and restricted cash at beginning of the year	595,383	408,411	1,251,358
Cash, cash equivalents and restricted cash at end of the year	$568,137	$595,383	$408,411
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$344,253	$223,918	$37,745
Income taxes paid	26,835	35,595	24,899
Transfers of loans to other real estate owned	152	210	1,554

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations— Wesbanco, Inc. (“Wesbanco” or the “Company”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. Wesbanco’s defined business segments are community banking and trust and investment services. As of December 31, 2024, Wesbanco’s banking subsidiary, Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 181 branches and 188 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. In addition, Wesbanco operates an insurance brokerage company, Wesbanco Insurance Services, Inc., and a full service broker/dealer, Wesbanco Securities, Inc.

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

Revenue Recognition— Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606, which include trust fees, service charges on deposits, net securities brokerage revenue, payment processing fees, electronic banking fees, net swap fee and valuation income, mortgage banking income and net gain or loss on sale of other real estate owned and other assets, there are no significant judgments related to the amount and timing of revenue recognition.

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

Digital banking income: Interchange and ATM fees are earned based on customer and ATM transactions. Revenue is recognized when the transaction is settled.

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

The allowance for credit losses reflects the risk of loss on the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes the probability of default (“PD”) / loss given default (“LGD”) approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads, as well as modeling adjustments for changes in prepayment speeds, portfolio mix and loan growth. Management relies on macroeconomic forecasts obtained from various reputable third party sources. These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgment of what can be reasonably supported. The model reversion period can range from immediate to three years.

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

Business Segments— Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Wesbanco has identified Community Banking and Trust and Investment Services as its two reportable operating segments upon which the chief operating decision maker makes decisions regarding how to allocate resources and assess performance. Corporate support functions, which are generally all attributable to the parent company, do not represent a reportable segment and are presented within Corporate Other for purposes of reconciling to the consolidated financials. Management continues to evaluate all business units for separate reporting as facts and circumstances change. The accounting policies used in the disclosure of business segments are the same as those described elsewhere in the summary of significant accounting policies. The prior periods have been recast to conform to the new current period presentation and to comply with the new disclosure requirements of ASU 2023-07. For a complete overview of Wesbanco’s business segments, see note 24, "Business Segments."

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2024-04 – Debt—Debt with Conversion and Other Options (Subtopic 470-20)

In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20).” The amendments in this Update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. For Wesbanco, the amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The amendments in this Update permit an entity to apply the new guidance on either a prospective or a retrospective basis. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2024-03 – Income Statement - Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures.” The amendments in this Update improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. For Wesbanco, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated

Financial Statements, but is expected to result in additional disclosures and potential changes to the line items on the Consolidated Statement of Income.

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

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)." The amendments in this Update related to the rate reconciliation and income taxes paid disclosures and are designed to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. For Wesbanco, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements, but is expected to result in additional disclosures within the Notes to the Consolidated Financial Statements.

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

ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280).” The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. For Wesbanco, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. For Wesbanco, the amendments were effective on December 31, 2024. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements, but has resulted in additional disclosures within the Notes to the Consolidated Financial Statements related to segment reporting. Please refer to Footnote 24, "Business Segments" for additional information.

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

NOTE 2. MERGERS AND ACQUISITIONS

On July 25, 2024, Wesbanco, Wesbanco Bank, Premier and Premier Bank jointly announced the execution of a definitive Merger Agreement providing for the merger of Premier with and into Wesbanco and the merger of Premier Bank with and into Wesbanco Bank. Premier is a bank holding company headquartered in Defiance, OH, with approximately $8.6 billion in assets, $6.5 billion in portfolio loans, $6.8 billion in deposits, $1.0 billion in stockholders’ equity and 73 branches as of December 31, 2024. The merger was completed on February 28, 2025. Under the terms of the Agreement, Wesbanco exchanged its common stock for Premier common stock in an all stock transaction. Except as provided in the Merger Agreement, Premier options were cancelled and terminated and converted into the right to receive an amount of cash in respect of each Net Option Share, as defined in the Merger Agreement. Premier shareholders received 0.80 shares of Wesbanco common stock per each share of Premier common stock. The receipt by Premier shareholders of shares of Wesbanco common stock in exchange for their shares of Premier common stock is anticipated to qualify as a tax-free exchange.

In connection with the merger, the Company filed with the SEC a Registration Statement on Form S-4 which included a joint proxy statement of Premier Financial and the Company and a prospectus of the Company with respect to shares of the Company’s common stock to be issued in the transaction, as well as other relevant documents concerning the transaction. The Form S-4 was declared effective on October 28, 2024, and Wesbanco and Premier Financial commenced mailing to their respective shareholders on or about November 1, 2024 in connection with their respective special meetings of shareholders, which were held on December 11, 2024, at which the shareholders of both companies approved all matters related to the transaction that were submitted for a vote. In addition, all of the required regulatory approvals were received on February 12, 2025. For the year ended December 31, 2024, Wesbanco recorded merger-related expenses of $2.9 million related to the Premier acquisition.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2024	2023	2022
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$141,385	$148,907	$181,988
Denominator:
Total average basic common shares outstanding	62,589,406	59,303,210	60,047,177
Effect of dilutive stock options and other stock compensation	64,151	124,779	168,197
Total average diluted common shares outstanding	62,653,557	59,427,989	60,215,374
Earnings per common share—basic	$2.26	$2.51	$3.03
Earnings per common share—diluted	2.26	2.51	3.02

As of December 31, 2024, 2023 and 2022, 454,126, 594,017 and 510,211 options, respectively, to purchase shares were excluded in the diluted shares computation because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

As of December 31, 2024, no shares were estimated to be awarded under the total shareholder plans, as the performance metrics were not met and therefore were not included in the diluted calculation. As of December 31, 2023 and 2022, 24,000 and 53,280 shares, respectively, were estimated to be awarded under the active total shareholder return plans as stock performance targets had been met and were included in the diluted calculation.

In addition, performance-based restricted stock compensation totaling 17,550, 68,833 and 53,230 shares were estimated to be awarded as of December 31, 2024, 2023 and 2022, respectively, and were included in the calculation.

As previously disclosed in Form 8-K filed with the SEC on July 26, 2024, in conjunction with the announcement of the agreement and Plan of Merger with Premier, on August 1, 2024, Wesbanco issued 7,272,728 shares of common stock to complete a $200 million common equity capital raise. This equity issuance was primarily to support the pro-forma bank's balance sheet and regulatory capital ratios. These shares are included in average shares outstanding beginning on that date. For additional information relating to the Premier acquisition, refer to Note 2, "Mergers and Acquisitions."

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	December 31, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$146,113	$63	$(63)	$146,113	$—	$—	$—	$—
U.S. Government sponsored entities and agencies	224,944	—	(30,702)	194,242	238,676	—	(30,310)	208,366
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,850,284	245	(257,088)	1,593,441	1,897,511	47	(267,874)	1,629,684
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	235,873	51	(4,142)	231,782	274,220	11	(5,924)	268,307
Obligations of states and political subdivisions	71,919	25	(3,324)	68,620	78,819	167	(2,861)	76,125
Corporate debt securities	11,974	—	(100)	11,874	11,962	—	(115)	11,847
Total available-for-sale debt securities	$2,541,107	$384	$(295,419)	$2,246,072	$2,501,188	$225	$(307,084)	$2,194,329
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$2,988	$—	$(260)	$2,728	$3,587	$—	$(313)	$3,274
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	32,803	—	(2,754)	30,049	38,893	—	(3,017)	35,876
Obligations of states and political subdivisions	1,098,957	164	(143,130)	955,991	1,136,779	852	(127,518)	1,010,113
Corporate debt securities	18,158	—	(109)	18,049	20,268	—	(372)	19,896
Total held-to-maturity debt securities (1)	$1,152,906	$164	$(146,253)	$1,006,817	$1,199,527	$852	$(131,220)	$1,069,159
Total debt securities	$3,694,013	$548	$(441,672)	$3,252,889	$3,700,715	$1,077	$(438,304)	$3,263,488

(1) Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.1 million and $0.2 million at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023 there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

Equity securities, of which $10.9 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $13.4 million and $12.3 million at December 31, 2024 and 2023, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2024. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$177,566	$177,399
1-5 years	227,826	221,968
5-10 years	196,889	184,824
Over 10 years	1,938,826	1,661,881
Total available-for-sale debt securities	$2,541,107	$2,246,072
Held-to-maturity debt securities
Less than one year	$35,189	$35,055
1-5 years	122,038	119,148
5-10 years	525,746	472,962
Over 10 years	469,933	379,652
Total held-to-maturity debt securities	$1,152,906	$1,006,817
Total debt securities	$3,694,013	$3,252,889

Securities with an aggregate fair value of $2.2 billion and $2.1 billion at December 31, 2024 and 2023, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $31.0 million for the year ended December 31, 2023. There were no sales of available-for-sale securities for the years ended December 31, 2024 and December 31, 2022. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as December 31, 2024, 2023, and 2022 were $223.8 million, $233.2 million and $261.8 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments for the years ended December 31, 2024, 2023 and 2022, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Debt securities:
Gross realized gains	$—	$65	$168
Gross realized losses	(35)	(302)	(21)
Net (losses) gains on debt securities	$(35)	$(237)	$147
Equity securities:
Unrealized gains (losses) recognized on securities still held	$1,443	$1,137	$(1,924)
Net gains (losses) on equity securities	$1,443	$1,137	$(1,924)
Net securities gains (losses)	$1,408	$900	$(1,777)

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.4 million and $8.8 million as of December 31, 2024 and 2023, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the years ended December 31, 2024, 2023 and 2022, respectively:

	Allowance for Credit Losses By Category
	For the Years Ended December 31, 2024, 2023 and 2022

	Obligations of
	state and	Corporate
	political	debt
(in thousands)	subdivisions	Securities	Total
Beginning balance at January 1, 2024	$160	$32	$192
Current period provision	(36)	(10)	(46)
Write-offs	—	—	—
Recoveries	—	—	—
Ending balance at December 31, 2024	$124	$22	$146

Beginning balance at January 1, 2023	$167	$53	$220
Current period provision	(7)	(21)	(28)
Write-offs	—	—	—
Recoveries	—	—	—
Ending balance at December 31, 2023	$160	$32	$192

Beginning balance at January 1, 2022	$174	$94	$268
Current period provision	(7)	(41)	(48)
Write-offs	—	—	—
Recoveries	—	—	—
Ending balance at December 31, 2022	$167	$53	$220

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded as of December 31, 2024 and 2023, respectively:

	December 31, 2024
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$48,846	$(63)	2	$—	$—	—	$48,846	$(63)	2
U.S. Government sponsored entities and agencies	—	—	—	194,242	(30,702)	43	194,242	(30,702)	43
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	149,466	(1,742)	32	1,408,115	(255,346)	447	1,557,581	(257,088)	479
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,919	(7)	1	193,085	(4,135)	50	203,004	(4,142)	51
Obligations of states and political subdivisions	10,728	(133)	8	48,038	(3,191)	84	58,766	(3,324)	92
Corporate debt securities	4,479	(21)	4	7,395	(79)	2	11,874	(100)	6
Total temporarily impaired securities	$223,438	$(1,966)	47	$1,850,875	$(293,453)	626	$2,074,313	$(295,419)	673

	December 31, 2023
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Government sponsored entities and agencies	$18	$(1)	1	$208,348	$(30,309)	45	$208,366	$(30,310)	46
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	1,625,144	(267,874)	467	1,625,144	(267,874)	467
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	5,520	(31)	1	251,765	(5,893)	60	257,285	(5,924)	61
Obligations of states and political subdivisions	10,387	(86)	19	49,002	(2,775)	79	59,389	(2,861)	98
Corporate debt securities	4,482	(18)	3	7,365	(97)	3	11,847	(115)	6
Total temporarily impaired securities	$20,407	$(136)	24	$2,141,624	$(306,948)	654	$2,162,031	$(307,084)	678

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

Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB stock totaling $48.2 million and $62.0 million at December 31, 2024 and 2023, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $11.9 million at December 31, 2024 and $11.5 million at December 31, 2023. The un-accreted discount on purchased loans from acquisitions was $10.5 million at December 31, 2024 and $13.5 million at December 31, 2023.

	December 31,	December 31,
(in thousands)	2024	2023
Commercial real estate:
Land and construction	$1,352,083	$1,055,865
Improved property	5,974,598	5,509,583
Total commercial real estate	7,326,681	6,565,448
Commercial and industrial	1,787,277	1,670,659
Residential real estate	2,520,086	2,438,574
Home equity	821,110	734,219
Consumer	201,275	229,561
Total portfolio loans	12,656,429	11,638,461
Loans held for sale	18,695	16,354
Total loans	$12,675,124	$11,654,815

Allowance for Credit Losses

The allowance for credit losses under CECL is calculated utilizing the probability of default ("PD")/ loss given default ("LGD"), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix and loan growth. At December 31, 2024, the primary drivers of the allowance were loan growth, macroeconomic variables and prepayment speeds, as well as changes in qualitative factors for distressed industries, the current interest rate environment and changes in the level of criticized and classified loans within the commercial loan categories. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At year-end, Wesbanco applied a one-year forecast and immediately reverted to historical losses. The national unemployment rate was projected to be 4.6% as of December 31, 2024 and subsequently increase to an average of 4.9% over the remainder of the one-year forecast period. Accrued interest receivable for loans was $62.2 million at both December 31, 2024 and December 31, 2023. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, Wesbanco does have a $0.1 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. Accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $13.9 million and $15.6 million at December 31, 2024 and December 31, 2023, respectively.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31, 2024
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at beginning of year:
Allowance for credit losses - loans	$7,123	$59,351	$36,644	$21,218	$1,017	$3,956	$1,366	$130,675
Allowance for credit losses - loan commitments	6,894	—	429	1,276	5	—	—	8,604
Total beginning allowance for credit losses - loans and loan commitments	14,017	59,351	37,073	22,494	1,022	3,956	1,366	139,279
Provision for credit losses:
Provision for loan losses	1,815	516	14,287	631	530	2,141	1,814	21,734
Provision for loan commitments	(1,789)	—	(429)	(261)	(5)	—	—	(2,484)
Total provision for credit losses - loans and loan commitments (2)	26	516	13,858	370	525	2,141	1,814	19,250
Charge-offs	(813)	(937)	(10,533)	(308)	(994)	(4,402)	(1,888)	(19,875)
Recoveries	286	898	2,000	249	682	1,696	421	6,232
Net recoveries (charge-offs)	(527)	(39)	(8,533)	(59)	(312)	(2,706)	(1,467)	(13,643)
Balance at end of period:
Allowance for credit losses - loans	8,411	59,828	42,398	21,790	1,235	3,391	1,713	138,766
Allowance for credit losses - loan commitments	5,105	—	—	1,015	—	—	—	6,120
Total ending allowance for credit losses - loans and loan commitments	$13,516	$59,828	$42,398	$22,805	$1,235	$3,391	$1,713	$144,886

(1) Deposit overdrafts of $13.8 million and $4.7 million are included in total portfolio loans for the periods ending December 31, 2024 and December 31, 2023, respectively.

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

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
December 31, 2024
Allowance for credit losses:
Loans individually-evaluated	$—	$12,461	$5,353	$—	$—	$—	$—	$17,814
Loans collectively-evaluated	8,411	47,367	37,045	21,790	1,235	3,391	1,713	120,952
Loan commitments (2)	5,105	—	—	1,015	—	—	—	6,120
Total allowance for credit losses - loans and commitments	$13,516	$59,828	$42,398	$22,805	$1,235	$3,391	$1,713	$144,886

Portfolio loans:
Individually-evaluated for credit losses	$—	$45,224	$7,116	$—	$—	$—	$—	$52,340
Collectively-evaluated for credit losses	1,352,083	5,929,374	1,780,161	2,520,086	821,110	201,275	—	12,604,089
Total portfolio loans	$1,352,083	$5,974,598	$1,787,277	$2,520,086	$821,110	$201,275	$—	$12,656,429

December 31, 2023
Allowance for credit losses:
Loans individually-evaluated	$—	$5,745	$—	$—	$—	$—	$—	$5,745
Loans collectively-evaluated	7,123	53,606	36,644	21,218	1,017	3,956	1,366	124,930
Loan commitments (2)	6,894	—	429	1,276	5	—	—	8,604
Total allowance for credit losses - loans and commitments	$14,017	$59,351	$37,073	$22,494	$1,022	$3,956	$1,366	$139,279

Portfolio loans:
Individually-evaluated for credit losses	$—	$36,929	$116	$—	$—	$—	$—	$37,045
Collectively-evaluated for credit losses	1,055,865	5,472,654	1,670,543	2,438,574	734,219	229,561	—	11,601,416
Total portfolio loans	$1,055,865	$5,509,583	$1,670,659	$2,438,574	$734,219	$229,561	$—	$11,638,461

(1) Deposit overdrafts of $13.8 million and $4.7 million are included in total portfolio loans for the periods ending December 31, 2024 and December 31, 2023, respectively.

(2) For additional detail relating to loan commitments, see Note 19, "Commitments and Contingent Liabilities".

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2024
Pass	$1,347,374	$5,690,606	$1,721,309	$8,759,289
Criticized—compromised	3,873	189,322	48,805	242,000
Classified—substandard	836	94,670	17,163	112,669
Classified—doubtful	—	—	—	—
Total	$1,352,083	$5,974,598	$1,787,277	$9,113,958

As of December 31, 2023
Pass	$1,053,359	$5,337,394	$1,586,683	$7,977,436
Criticized—compromised	2,497	107,473	73,204	183,174
Classified—substandard	9	64,716	10,772	75,497
Classified—doubtful	—	—	—	—
Total	$1,055,865	$5,509,583	$1,670,659	$8,236,107

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $23.3 million at December 31, 2024 and $20.0 million at December 31, 2023, of which $4.5 million and $4.6 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $36.1 million and $21.2 million of unfunded criticized and classified commercial loan commitments are not included in the tables above for December 31, 2024 and 2023, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
As of December 31, 2024
Commercial real estate:
Land and construction	$1,351,251	$832	$—	$—	$832	$1,352,083	$—
Improved property	5,935,163	7,646	8,148	23,641	39,435	5,974,598	5,561
Total commercial real estate	7,286,414	8,478	8,148	23,641	40,267	7,326,681	5,561
Commercial and industrial	1,772,832	957	8,872	4,616	14,445	1,787,277	3,498
Residential real estate	2,506,959	1,483	3,523	8,121	13,127	2,520,086	2,489
Home equity	806,025	7,420	3,043	4,622	15,085	821,110	1,150
Consumer	195,082	3,916	1,384	893	6,193	201,275	857
Total portfolio loans	12,567,312	22,254	24,970	41,893	89,117	12,656,429	13,555
Loans held for sale	18,695	—	—	—	—	18,695	—
Total loans	$12,586,007	$22,254	$24,970	$41,893	$89,117	$12,675,124	$13,555

Nonperforming loans included above are as follows:
Non-accrual loans	$10,117	$684	$613	$28,338	29,635	$39,752

As of December 31, 2023
Commercial real estate:
Land and construction	$1,055,865	$—	$—	$—	$—	$1,055,865	$—
Improved property	5,490,946	4,416	3,627	10,594	18,637	5,509,583	1,899
Total commercial real estate	6,546,811	4,416	3,627	10,594	18,637	6,565,448	1,899
Commercial and industrial	1,663,985	640	1,255	4,779	6,674	1,670,659	3,184
Residential real estate	2,429,200	1,572	2,471	5,331	9,374	2,438,574	2,602
Home equity	724,293	4,691	1,198	4,037	9,926	734,219	1,407
Consumer	223,989	3,833	1,178	561	5,572	229,561	546
Total portfolio loans	11,588,278	15,152	9,729	25,302	50,183	11,638,461	9,638
Loans held for sale	16,354	—	—	—	—	16,354	—
Total loans	$11,604,632	$15,152	$9,729	$25,302	$50,183	$11,654,815	$9,638

Nonperforming loans included above are as follows:
Non-accrual loans	$9,138	$1,300	$706	$15,664	17,670	$26,808

The following tables summarize nonperforming loans:

	Nonperforming Loans
	December 31, 2024			December 31, 2023
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	17,489	15,918	—	11,248	9,557	—
Commercial and industrial	2,896	1,897	—	2,492	1,841	—
Residential real estate	17,200	12,524	—	15,128	10,582	—
Home equity	8,284	6,208	—	6,521	4,777	—
Consumer	140	87	—	104	51	—
Total nonperforming loans without a specific allowance	46,009	36,634	—	35,493	26,808	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	3,118	3,118	516	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	3,118	3,118	516	—	—	—
Total nonperforming loans	$49,127	$39,752	$516	$35,493	$26,808	$—

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$79	$—	$22	$—	$79	$2
Improved property	13,396	—	13,369	—	9,324	99
Commercial and industrial	2,166	—	2,530	—	4,233	12
Residential real estate	11,413	—	12,628	—	17,873	247
Home equity	5,317	—	5,119	—	5,298	37
Consumer	79	—	107	—	406	5
Total nonperforming loans without a specific allowance	32,450	—	33,775	—	37,213	402
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	624	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	624	—	—	—	—	—
Total nonperforming loans	$33,074	$—	$33,775	$—	$37,213	$402

The following table summarizes the recognition of interest income on nonperforming loans:

	For the years ended December 31,
(in thousands)	2024	2023	2022
Average nonperforming loans	$33,074	$33,775	$37,213
Amount of contractual interest income on nonperforming loans	3,338	1,191	2,722
Amount of interest income recognized on nonperforming loans	—	—	402

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
(in thousands)	December 31, 2024	December 31, 2023
Commercial real estate:
Land and construction	$—	$—
Improved property	19,036	9,557
Total commercial real estate	19,036	9,557
Commercial and industrial	1,897	1,841
Residential real estate	12,524	10,582
Home equity	6,208	4,777
Consumer	87	51
Total	$39,752	$26,808

(1) At December 31, 2024, there were six borrowers with loan balances greater than $1.0 million totaling $13.1 million, as compared to two borrowers with a loan balance greater than $1.0 million totaling $7.2 million at December 31, 2023. Total non-accrual loans include loans that are also restructured for borrowers experiencing financial difficulty. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty

Tables in this section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the year ended December 31, 2024 presented by loan category:

	For the Year Ended December 31, 2024
(in thousands)	Term Extension	Payment Delay	Total	Percent of Total by Loan Category
Commercial real estate - land and construction	$836	$—	$836	0.1
Commercial real estate - improved property	80,183	29,329	109,512	1.8
Commercial and industrial	7,607	46	7,653	0.4
Residential real estate	—	3,552	3,552	0.1
Home equity	—	1,644	1,644	0.2
Consumer	—	368	368	0.2
Total	$88,626	$34,939	$123,565	1.0

	For the Year Ended December 31, 2023
(in thousands)	Term Extension	Payment Delay	Total	Percent of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	—
Commercial real estate - improved property	6,281	153	6,434	0.1
Commercial and industrial	10,555	16	10,571	0.6
Residential real estate	—	989	989	0.0
Home equity	8	1,186	1,194	0.2
Consumer	—	446	446	0.2
Total	$16,844	$2,790	$19,634	0.2

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty ("MBEFDs") totaled $0.5 million and $1.8 million for loans modified during the twelve months ended December 31, 2024 and December 31, 2023, respectively. These commitments are not included in the table above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the years ended December 31, 2024 and December 31, 2023, presented by loan category:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
(in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	2	—
Commercial real estate - improved property	9	25
Commercial and industrial	6	9
Residential real estate	—	—
Home equity	—	120
Consumer	—	—

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

	For the Year Ended December 31, 2024
(in thousands)	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—
Commercial real estate - improved property	3,118	—	3,118
Commercial and industrial	161	46	207
Residential real estate	—	301	301
Home equity	—	195	195
Consumer	—	65	65
Total loans that subsequently defaulted	$3,279	$607	$3,886

	For the Year Ended December 31, 2023
(in thousands)	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—
Commercial real estate - improved property	33	—	33
Commercial and industrial	2,975	—	2,975
Residential real estate	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total loans that subsequently defaulted	$3,008	$—	$3,008

The following tables present an aging analysis of portfolio loans by loan category that were modified during the twelve months prior to December 31, 2024 and December 31, 2023:

	December 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$832	$—	$—	$832	$4	$836
Commercial real estate - improved property	—	7,950	8,193	16,143	93,369	109,512
Commercial and industrial	43	6,959	46	7,048	605	7,653
Residential real estate	—	—	329	329	3,223	3,552
Home equity	155	—	234	389	1,255	1,644
Consumer	6	49	86	141	227	368
Total modified loans (1)	1,036	14,958	8,888	24,882	98,683	123,565

	December 31, 2023
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	182	—	113	295	6,139	6,434
Commercial and industrial	—	16	2,975	2,991	7,580	10,571
Residential real estate	—	72	32	104	885	989
Home equity	—	46	227	273	921	1,194
Consumer	8	53	28	89	357	446
Total modified loans (1)	190	187	3,375	3,752	15,882	19,634

(1) Represents balance at period end.

The following table summarizes amortized cost basis loan balances by year of origination and credit quality indicator.

	Loans As of December 31, 2024
	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$245,699	$403,923	$249,690	$84,527	$21,316	$52,485	$145,032	$144,702	$1,347,374
Criticized - compromised	1,746	—	1,096	—	—	10	376	645	3,873
Classified - substandard	—	—	—	—	—	4	—	832	836
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$247,445	$403,923	$250,786	$84,527	$21,316	$52,499	$145,408	$146,179	$1,352,083
Current-period gross charge-offs	$—	$813	$—	$—	$—	$—	$—	$—	$813

Commercial real estate: improved property
Risk rating:
Pass	$542,333	$472,746	$1,038,745	$543,212	$512,916	$1,897,950	$200,572	$482,132	$5,690,606
Criticized - compromised	365	28,204	5,188	13,590	6,733	39,845	825	94,572	189,322
Classified - substandard	19,746	1,836	23,393	1,186	9,952	36,142	623	1,792	94,670
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$562,444	$502,786	$1,067,326	$557,988	$529,601	$1,973,937	$202,020	$578,496	$5,974,598
Current-period gross charge-offs	$—	$—	$75	$7	$—	$855	$—	$—	$937

Commercial and industrial
Risk rating:
Pass	$225,344	$139,460	$206,252	$106,446	$48,285	$250,438	$616,831	$128,253	$1,721,309
Criticized - compromised	217	7,335	3,337	921	1,597	7,660	20,464	7,274	48,805
Classified - substandard	1,494	382	1,158	1,225	65	2,639	2,460	7,740	17,163
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$227,055	$147,177	$210,747	$108,592	$49,947	$260,737	$639,755	$143,267	$1,787,277
Current-period gross charge-offs	$48	$648	$1,048	$228	$162	$1,029	$1	$7,369	$10,533

Residential real estate
Loan delinquency:
Current	$201,454	$195,121	$323,588	$397,596	$168,526	$471,081	$—	$749,593	$2,506,959
30-59 days past due	—	—	—	—	—	1,483	—	—	1,483
60-89 days past due	—	—	—	319	37	2,763	—	404	3,523
90 days or more past due	—	219	838	128	204	5,237	—	1,495	8,121
Total	$201,454	$195,340	$324,426	$398,043	$168,767	$480,564	$—	$751,492	$2,520,086
Current-period gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$58	$308

Home equity
Loan delinquency:
Current	$11,504	$1,857	$2,220	$969	$2,623	$22,444	$763,157	$1,251	$806,025
30-59 days past due	—	167	530	65	88	1,226	5,166	178	7,420
60-89 days past due	—	656	1,170	346	—	636	91	144	3,043
90 days or more past due	—	927	795	235	363	2,045	112	145	4,622
Total	$11,504	$3,607	$4,715	$1,615	$3,074	$26,351	$768,526	$1,718	$821,110
Current-period gross charge-offs	$—	$355	$132	$65	$35	$260	$28	$119	$994

Consumer
Loan delinquency:
Current	$51,073	$55,821	$36,994	$11,744	$5,640	$9,270	$24,540	$—	$195,082
30-59 days past due	774	1,225	765	602	205	197	148	—	3,916
60-89 days past due	271	327	517	161	51	57	—	—	1,384
90 days or more past due	320	235	123	116	34	65	—	—	893
Total	$52,438	$57,608	$38,399	$12,623	$5,930	$9,589	$24,688	$—	$201,275
Current-period gross charge-offs	$382	$1,578	$1,466	$497	$166	$313	$—	$—	$4,402

	Loans As of December 31, 2023
	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$290,954	$349,549	$145,043	$54,172	$48,655	$35,917	$82,288	$46,781	$1,053,359
Criticized - compromised	—	—	—	—	—	16	299	2,182	2,497
Classified - substandard	—	—	—	—	—	9	—	—	9
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$290,954	$349,549	$145,043	$54,172	$48,655	$35,942	$82,587	$48,963	$1,055,865
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$222	$222

Commercial real estate: improved property
Risk rating:
Pass	$494,142	$1,076,535	$603,354	$581,540	$514,523	$1,706,804	$103,467	$257,029	$5,337,394
Criticized - compromised	—	16,270	8,630	4,387	5,185	44,861	2,373	25,767	107,473
Classified - substandard	1,921	517	417	2,416	23,472	35,939	—	34	64,716
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$496,063	$1,093,322	$612,401	$588,343	$543,180	$1,787,604	$105,840	$282,830	$5,509,583
Current-period gross charge-offs	$—	$—	$372	$—	$—	$1,505	$—	$—	$1,877

Commercial and industrial
Risk rating:
Pass	$238,427	$234,520	$136,998	$78,836	$39,259	$252,826	$541,400	$64,417	$1,586,683
Criticized - compromised	1,094	834	3,169	1,490	7,334	31,526	20,626	7,131	73,204
Classified - substandard	33	149	315	265	825	1,916	5,797	1,472	10,772
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$239,554	$235,503	$140,482	$80,591	$47,418	$286,268	$567,823	$73,020	$1,670,659
Current-period gross charge-offs	$98	$205	$603	$353	$20	$463	$—	$541	$2,283

Residential real estate
Loan delinquency:
Current	$277,790	$429,835	$445,322	$185,139	$86,149	$456,818	$—	$548,147	$2,429,200
30-59 days past due	—	—	—	—	—	1,572	—	—	1,572
60-89 days past due	—	—	—	341	—	2,130	—	—	2,471
90 days or more past due	—	799	34	-	263	4,207	—	28	5,331
Total	$277,790	$430,634	$445,356	$185,480	$86,412	$464,727	$—	$548,175	$2,438,574
Current-period gross charge-offs	$—	$—	$—	$—	$5	$387	$—	$—	$392

Home equity
Loan delinquency:
Current	$12,675	$1,235	$1,467	$1,571	$1,614	$22,484	$681,848	$1,399	$724,293
30-59 days past due	34	193	85	73	44	947	3,315	-	4,691
60-89 days past due	119	318	16	68	76	524	—	77	1,198
90 days or more past due	—	213	-	737	230	2,527	—	330	4,037
Total	$12,828	$1,959	$1,568	$2,449	$1,964	$26,482	$685,163	$1,806	$734,219
Current-period gross charge-offs	$—	$139	$57	$29	$79	$615	$6	$—	$925

Consumer
Loan delinquency:
Current	$84,526	$57,661	$21,592	$13,189	$10,958	$12,143	$23,916	$4	$223,989
30-59 days past due	699	1,526	952	343	162	119	32	—	3,833
60-89 days past due	191	616	195	112	5	59	—	—	1,178
90 days or more past due	64	203	114	63	9	108	—	—	561
Total	$85,480	$60,006	$22,853	$13,707	$11,134	$12,429	$23,948	$4	$229,561
Current-period gross charge-offs	$251	$1,921	$901	$301	$100	$247	$4	$—	$3,725

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2024	2023
Other real estate owned	$649	$1,207
Repossessed assets	203	290
Total other real estate owned and repossessed assets	$852	$1,497

Residential real estate included in other real estate owned was $0 at both December 31, 2024 and December 31, 2023. At December 31, 2024 and 2023, formal foreclosure proceedings were in process on residential real estate loans totaling $3.5 million and $4.0 million, respectively.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2024	2023
Land and improvements	$53,296	$55,674
Buildings and improvements	210,390	209,573
Furniture and equipment	118,881	115,162
Total cost	382,567	380,409
Accumulated depreciation and amortization	(224,370)	(218,022)
Right of use assets	60,879	71,184
Total premises and equipment, net	$219,076	$233,571

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2024, 2023 and 2022 was $15.3 million, $14.4 million and $13.0 million, respectively.

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

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 30 years, which include options for multiple five and ten year extensions, with a weighted average lease term of 14 years. As of December 31, 2024, operating lease ROU assets and liabilities were $34.8 million and $39.0 million, respectively, and as of December 31, 2023, operating lease ROU assets and liabilities were $42.1 million and $46.3 million, respectively. The lease expense for operating leases was $5.0 million, $4.6 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The weighted average discount rate was 3.10% as of December 31, 2024. Wesbanco also has certain software licenses and maintenance agreements that are not subject to ASC 842, "Leases." Of those, the Bank has a contract with its core banking software provider through 2027, in which it is projected the annual obligation during the contract period will be a minimum of $11.2 million per year.

Finance leases relate primarily to bank branches, equipment and office space with remaining lease terms of generally 5 to 25 years, which include options for multiple five and ten year extensions, with weighted-average lease terms of 10 years. As of December 31, 2024, the finance lease ROU assets and liabilities were $26.1 million and $27.0 million, respectively, and were $29.1 million and $29.0 million, respectively, as of December 31, 2023. The weighted average discount rate was 3.75% as of both December 31, 2024 and 2023. Amortization costs related to finance lease ROU assets were $4.0 million, $2.6 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Interest expense related to finance lease ROU assets was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2024 are as follows (in thousands):

Year	Operating Leases	Finance Leases	Total
2025	$5,498	$5,127	$10,625
2026	4,980	5,082	10,062
2027	4,386	4,838	9,224
2028	3,779	4,811	8,590
2029	3,316	4,826	8,142
2030 and thereafter	27,316	9,300	36,616
Total lease payments	$49,275	$33,984	$83,259
Less: capitalized interest	(10,277)	(6,987)	(17,264)
Present value of lease liabilities	$38,998	$26,997	$65,995

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Wesbanco’s Consolidated Balance Sheets include goodwill of $1.1 billion as of December 31, 2024 and 2023, all of which relates to the Community Banking segment. Wesbanco’s other intangible assets of $27.3 million and $35.5 million at December 31, 2024 and 2023, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. Amortization of core deposit and customer list intangible assets totaled $8.3 million, $9.1 million and $10.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Wesbanco completed its annual quantitative goodwill impairment evaluation as of November 30, 2024, and concluded that there were no indications of impairment. In addition, as there were no significant changes in market conditions, consolidated operating results or forecasted future results after November 30, 2024, it was concluded that at December 31, 2024, there were also no indications of impairment. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2024.

The following table shows Wesbanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2024	2023
Other intangible assets:
Gross carrying amount	$98,271	$98,271
Accumulated amortization	(71,016)	(62,765)
Net carrying amount of other intangible assets	$27,255	$35,506

The following table shows the amortization on Wesbanco’s other intangible assets for each of the next five years, and in the aggregate thereafter, as of December 31, 2024 (in thousands):

Year	Amount
2025	$7,475
2026	6,737
2027	6,214
2028	4,501
2029	2,182
2030 and thereafter	146
Total	$27,255

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of December 31, 2024 and 2023, Wesbanco had $38.2 million and $31.9 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $19.0 million and $13.9 million at December 31, 2024 and 2023, respectively, in other liabilities. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the years ended December 31, 2024, 2023 and 2022 was $4.7 million, $4.2 million and $3.6 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $4.3 million, $3.8 million and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, which are also included in income tax expense.

Wesbanco is also a limited partner in two other limited partnerships as of December 31, 2024. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of December 31, 2024 and 2023, Wesbanco had $2.9 million and $3.0 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income (loss) of $35 thousand and ($0.9) million for the years ended December 31, 2023 and 2022, respectively. Partnership net income (loss) was immaterial for the year ended December 31, 2024. Gains (losses) totaling $0.1 million and ($1.0) million relating to the sale and the change in the fair value of the underlying investments funded by Wesbanco's Community Development Corporation was included within the partnerships' net income for the years ended December 31, 2023 and 2022, respectively. This income is located within net gain (loss) on other real estate owned and other assets on the consolidated statements of income and predominantly relates to the Tech Growth investment, which was sold in 2022 and 2023.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of December 31, 2024 (in thousands):

Year	Amount
2025	$8,270
2026	5,737
2027	2,123
2028	642
2029	699
2030 and thereafter	1,547
Total	$19,018

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $250 thousand or more were $442.8 million and $223.4 million as of December 31, 2024 and 2023, respectively. Interest expense on certificates of deposit of $250 thousand or more was $14.2 million, $4.2 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31, 2024, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2025	$1,605,983
2026	66,577
2027	20,182
2028	17,497
2029	16,511
2030 and thereafter	182
Total	$1,726,932

NOTE 10. FHLB AND OTHER SHORT-TERM BORROWINGS

Wesbanco is a member of the FHLB system. Wesbanco’s FHLB borrowings, which consist of borrowings from the FHLB of Pittsburgh are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. As of December 31, 2024 and 2023, Wesbanco had FHLB borrowings of $1.0 billion and $1.4 billion, respectively, with a remaining weighted-average interest rate of 4.66% and 5.40%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by Wesbanco totaling $48.2 million and $62.0 million at December 31, 2024 and 2023, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by Wesbanco with the FHLB at December 31, 2024 and 2023 was estimated to be approximately $3.7 billion and $3.4 billion, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2024 based on their contractual maturity dates and interest rates (dollars in thousands):

Year	Scheduled Maturity	Weighted Average Rate
2025	$900,000	4.68%
2026	50,000	4.58%
2027	50,000	4.38%
Total	$1,000,000	4.66%

Other short-term borrowings of $192.1 million and $105.9 million at December 31, 2024 and 2023, respectively, can consist in the aggregate of securities sold under agreements to repurchase and federal funds purchased. At December 31, 2024 and 2023, securities sold under agreements to repurchase were $192.1 million and $105.9 million, respectively, with a weighted average interest rate during the year of 3.15% and 2.20%, respectively. There were no federal funds purchased outstanding at December 31, 2024 or 2023, respectively.

NOTE 11. SUBORDINATED DEBT AND JUNIOR SUBORDINATED DEBT

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

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, at December 31, 2024, all such securities are counted as Tier 2 capital subject to limits. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax-deductible interest feature not normally associated with the equity of a corporation.

The following table shows Wesbanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2024:

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

(1)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 3.15% with a current rate of 7.74% through March 30, 2025, adjustable quarterly.
(2)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 3.10% with a current rate of 7.69% through March 26, 2025, adjustable quarterly.
(3)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 2.65 % with a current rate of 7.26% through March 16, 2025, adjustable quarterly.
(4)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.77% with a current rate of 6.38% through March 16, 2025, adjustable quarterly.
(5)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 2.40% with a current rate of 7.29% through January 18, 2025, adjustable quarterly.
(6)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 2.30% with a current rate of 7.19% through January 18, 2025, adjustable quarterly.
(7)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.60% with a current rate of 6.18% through March 30, 2025, adjustable quarterly.
(8)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.70% with a current rate of 6.32% through March 16, 2025, adjustable quarterly.
(9)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.60% with a current rate of 6.22% through March 16, 2025, adjustable quarterly.

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are simultaneously economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of December 31, 2024 and 2023, Wesbanco had 293 and 236, respectively, interest rate swaps and caps with an aggregate notional amount of $1.9 billion and $1.6 billion, respectively, related to this program. Wesbanco recognized $4.9 million, $9.0 million and $4.4 million of income for the related swap and cap fees for the years ended December 31, 2024, 2023 and 2022, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of December 31, 2024 and 2023, Wesbanco had 24 and 19, respectively, risk participation-in agreements with an aggregate notional amount of $233.8 million and $197.2 million, respectively. As of December 31, 2024 and 2023, Wesbanco had eight and five, respectively, risk participation-out agreements with an aggregate notional amount of $67.7 million and $40.9 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $29.0 million and $27.0 million at December 31, 2024 and December 31, 2023, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk, as the investor accepts such risk in exchange for a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
(in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$1,906,520	$72,343	$72,204	$1,573,152	$72,183	$73,083
Other contracts:
Interest rate lock commitments	15,476	—	41	16,524	84	—
Forward TBA contracts	29,000	115	—	27,000	—	205
Total derivatives		$72,458	$72,245		$72,267	$73,288

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the years ended December 31, 2024, 2023 and 2022, respectively.

		For the Years Ended December 31,
(in thousands)	Location of Gain/(Loss)	2024	2023	2022
Interest rate swaps and caps	Net swap fee and valuation income	$1,019	$(2,056)	$2,679
Interest rate lock commitments	Mortgage banking income	(125)	127	(52)
Forward TBA contracts	Mortgage banking income	272	530	3,211
Total		$1,166	$(1,399)	$5,838

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. If Wesbanco had breached any of these provisions at December 31, 2024, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty. In certain market situations, Wesbanco can also request collateral from the derivative counterparties. Due to the current higher interest rate environment, Wesbanco is holding net cash collateral from various derivative counterparties totaling $42.6 million and $26.0 million, within interest bearing deposit accounts as of December 31, 2024 and December 31, 2023, respectively.

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

On December 12, 2024, Wesbanco signed an agreement with a third-party annuity provider to transfer the future payment obligations of 685 participant annuitants. The liability associated with these annuitants was $70.3 million. Since the liability exceeded the sum of the 2024 service cost and interest cost, a settlement under ASC 715 was recognized and measured as of December 31, 2024. The total liability settled during 2024 including all lump sums paid and the annuity purchase totaled $72.5 million and $70.3 million, respectively, which represented 56.9% of the Projected Benefit Obligation and as a result, 56.9% of the unrecognized gain position of $4.0 million was recognized. The recognition resulted in a settlement gain of $2.3 million.

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2024	2023
Accumulated benefit obligation at end of year	$48,956	$124,377
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$131,074	$127,127
Service cost	1,327	1,418
Interest cost	6,446	6,304
Actuarial (gain) loss	(4,733)	2,650
Annuity lift out and lump sums paid	(72,517)	—
Benefits paid	(6,767)	(6,425)
Projected benefit obligation at end of year	$54,830	$131,074
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$182,877	$166,906
Actual return on plan assets	6,729	22,396
Employer contribution	—	—
Annuity lift out and lump sums paid	(72,517)	—
Benefits paid	(6,767)	(6,425)
Fair value of plan assets at end of year	$110,322	$182,877
Amounts recognized in the statement of financial position:
Funded status	$55,492	$51,803
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$55,492	$51,803
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service credit	$(90)	$(124)
Unrecognized net gain	(1,740)	(2,947)
Net amounts recognized in accumulated other comprehensive income (before tax)	$(1,830)	$(3,071)
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.81%	5.04%
Rate of compensation increase	4.05%	3.78%
Expected long-term return on assets	5.85%	5.83%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Components of net periodic benefit cost:
Service cost—benefits earned during year	$1,327	$1,418	$2,190
Interest cost on projected benefit obligation	6,446	6,304	4,114
Expected return on plan assets	(10,453)	(11,154)	(11,572)
Amortization of prior service credit	(34)	(34)	(34)
Amortization of net loss	85	903	506
Net periodic pension income	$(2,629)	$(2,563)	$(4,796)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss for period	$(1,010)	$(8,592)	$4,353
Amortization of prior service credit	34	34	34
Amortization of net gain (loss)	2,217	(903)	(505)
Total recognized in other comprehensive loss (income)	$1,241	$(9,461)	$3,882
Total recognized in net periodic pension cost and other comprehensive income	$(1,388)	$(12,024)	$(914)
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.04%	5.23%	3.03%
Rate of compensation increase	3.78%	3.84%	3.62%
Expected long-term return on assets	5.83%	6.82%	5.74%

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

In 2021, the Committee adopted certain changes to the investment policy for the Defined Benefit Pension Plan that recognizes over time the return requirements and risk tolerance of the plan will change. Based on an assessment of the long-term goals and desired risk levels, the Committee approved the development of a glide path that adjusts the target allocations as the Plan’s funded status changes. Given the United States pension regulations and demographics of the Plan, a more risk averse investment approach is deemed appropriate to reduce the funded status volatility. Thus, modifications were made to the return seeking portfolio and the liability hedging portfolio as detailed in the plan. The revised Plan notes that return seeking assets generally consist of investments that focus on price appreciation with returns that, over the long term, are above the interest costs of the Plan. Thus, the policy set target allocations to return seeking assets and rebalanced the ranges for the same. Additionally, the investment policy statement was changed to note that liability hedging assets will be investment grade fixed income investments and are expected to generally behave like the Plan’s liabilities. Since these assets focus mainly on current income, their expected long-term returns will generally be lower than return seeking assets. The policy provides that based on the hedge path, the mix of short term, intermediate term, and long term fixed income holdings will vary. As a result, there will not be set target allocations and ranges for each maturity category, but rather to the hedge path target. Changes to the Plan’s holdings, as noted in the chart below, reflect the changes implemented pursuant to the change in the investment policy statement. At December 31, 2024 and 2023, the Plan’s equity securities included 55,300 shares of Wesbanco common stock with a fair market value of $1.8 million and $1.7 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target
	Allocation	December 31,
	for 2024	2024	2023
Asset Category:
Equity securities	15-25%	26%	30%
Debt securities	75-85%	73%	69%
Cash and cash equivalents	0-5%	1%	1%
Total		100%	100%

The fair values of Wesbanco’s pension plan assets at December 31, 2024 and 2023, by asset category are as follows:

		December 31, 2024
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$20,745	$20,745	$—	$—
Equity securities	14,600	14,600	—	—
Corporate debt securities	49,560	—	49,560	—
Municipal obligations	1,766	—	1,766	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	22,638	—	22,638	—
Total defined benefit pension plan assets (1)	$109,309	$35,345	$73,964	$—

(1)
The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $110.3 million.

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

Cash Flows— Wesbanco has no required minimum contribution to the Plan for 2025 and as of December 31, 2024 does not expect to make a voluntary contribution in 2025. Wesbanco did not make a contribution to the Plan in 2022, 2023 or 2024.

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2025	$1,113
2026	1,592
2027	1,969
2028	2,291
2029	2,590
2030 and thereafter	145,419
Total	$154,974

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

The benefit obligation and funded status of the plan are as follows:

	December 31,
(dollars in thousands)	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,610	$7,119
Interest cost	316	332
Actuarial loss (gain)	164	(316)
Participant contributions	341	332
Benefits paid	(873)	(857)
Projected benefit obligation at end of year	$6,558	$6,610
Amounts recognized in the statement of financial position:
Funded status	$6,558	$6,610
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$6,558	$6,610
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net gain	$(3,351)	$(3,748)
Prior service cost	(1,895)	(2,119)
Net amounts recognized in accumulated other comprehensive income (before tax)	$(5,246)	$(5,867)
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.67%	5.01%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$316	$332
Amortization of prior service credit	(224)	(224)
Amortization of net loss	(232)	(245)
Net periodic pension cost	$(140)	$(137)
Other changes in plan benefit obligations recognized in other comprehensive income:
Prior service cost for period	$—	$—
Net loss (gain) for the period	165	(316)
Amortization of prior service credit	224	224
Amortization of net loss	232	245
Total recognized in other comprehensive income	$621	$153
Total recognized in net periodic pension cost and other comprehensive income	$481	$16
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.36%	4.93%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2025	$637
2026	612
2027	558
2028	435
2029	453
2030 and thereafter	10,001
Total	$12,696

401(k) Plan — Wesbanco sponsors a 401(k) plan consisting of a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, Wesbanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the past three years, Wesbanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. Total expense for the 401(k) was $5.6 million, $5.9 million and $5.5 million in 2024, 2023 and 2022, respectively.

As of December 31, 2024, the 401(k) held 434,334 shares of Wesbanco common stock of which all shares were allocated to specific employee accounts. These shares relate in large part to the plan's prior inclusion of an employee stock ownership plan component. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. On June 28, 2024, Wesbanco registered an additional 1,000,000 shares of Wesbanco common stock for issuance under the 401(k) plan. Wesbanco had 1,016,640 and 65,270 shares registered on Form S-8 remaining for future issuance under the 401(k) plan at December 31, 2024 and 2023, respectively.

Incentive Bonus, Option and Restricted Stock Plan— The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus and a Long-Term Incentive, which included a Total Shareholder Return Plan, a Stock Option component, and a Restricted Stock component for certain key officers of the Company. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned, through the attainment of certain performance goals or time-based vesting requirements. Performance goals or service vesting requirements are established by Wesbanco’s Compensation Committee. On April 19, 2024, Wesbanco registered an additional 1,100,000 shares of Wesbanco common stock for issuance under the Incentive Plan. Wesbanco had 1,793,381 and 1,069,689 shares registered on Form S-8 remaining for future issuance under equity compensation plans at December 31, 2024 and 2023, respectively.

Effective December 1, 2023, Wesbanco adopted a new incentive-based compensation recovery policy ("clawback policy") in reference to the requirements set forth in Listing Rule 5608 of the corporate governance rules of the NASDAQ Stock Market and revoked the prior clawback policy that was in effect. Please refer to Exhibit 97 of this form 10-K for the full version of the clawback policy.

Annual Bonus

Compensation expense for key officers for the Annual Bonus was $4.4 million for 2024, 2023 and 2022, respectively.

Stock Options

On May 15, 2024, Wesbanco granted 156,000 stock options to selected participants, including certain named executive officers at an exercise price of $28.60 per share. The options granted in 2024 are service-based and vest in two equal installments on May 15, 2025 and December 31, 2025, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $1.0 million, $0.9 million and $1.1 million for 2024, 2023 and 2022, respectively. At December 31, 2024, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.5 million, with an expense recognition period of one year remaining. The maximum term of options granted under Wesbanco’s stock option plan is ten years from the original grant date; however, options granted in 2024 had a term of seven years.

The total intrinsic value of options exercised was $0.5 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. The cash received and related tax benefit realized from stock options exercised was $1.5 million and $0.1 million in 2024 and was $0.2 million and $20 thousand in 2023. Shares issued in connection with options exercised are issued from treasury shares acquired under Wesbanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Years Ended December 31,
	2024	2023	2022
Weighted-average life	4.5 years	4.4 years	5.1 years
Risk-free interest rate	4.58%	3.95%	2.89%
Dividend yield	4.93%	5.50%	4.15%
Volatility factor	36.76%	35.56%	32.28%
Fair value of the grants	$6.86	$5.27	$6.91

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the Year Ended December 31, 2024
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	822,485	$34.28
Granted during the year	156,000	28.60
Exercised during the year	(60,488)	25.19
Forfeited or expired during the year	(131,541)	38.61
Outstanding at end of the year	786,456	$33.13
Exercisable at year end	632,556	$34.23

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year-end was $2.2 million and $1.5 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2024:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2015	1,882	$18.33	1,882	$18.33	0.15
2016	2,823	22.63	2,823	22.63	1.00
2018	115,226	36.97 to 45.65	115,226	43.29	1.09
2019	94,100	38.93	94,100	38.93	1.37
2020	39,175	21.55	39,175	21.55	2.40
2021	124,925	38.78	124,925	38.78	3.38
2022	118,875	32.30	118,875	32.30	4.37
2023	135,550	24.91	135,550	24.91	5.40
2024	—	—	153,900	28.60	6.37
Total	632,556	$ 18.33 to 45.65	786,456	$33.13	3.82

Restricted Stock

During 2024, Wesbanco granted 207,970 shares of time-based restricted stock to certain officers and directors, which cliff vest 36 months from the date of grant. The weighted average fair value of the restricted stock granted was $28.43 per share. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on these restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends in cash to participants. Voting rights accrue from date of issuance of these shares.

Wesbanco also granted 30,275 shares of performance-based restricted stock ("PBRS") to select officers. These shares have a three-year performance period, beginning January 1, 2025, based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of financial institutions with total assets between approximately $13.5 billion and $32.2 billion. Earned performance-based restricted shares are subject to additional service-based vesting with 50% vesting in May 2028 after the completion of the three-year performance period and the final 50% vesting in May 2029.

From the 2019 PBRS, 4,951 shares vested in May 2024. The third-year reporting period in the 2020 PBRS failed to meet the performance goals measured as of December 31, 2023, so those shares were forfeited. For the 2021 and 2022 PBRS, the second- and first-year reporting periods, respectively, achieved approximately 86% of the performance goal measured at December 31, 2023. The Compensation Committee approved these goal achievements in May of 2024. Since metrics were previously met on the first and second year reporting period for the 2020 PBRS, Wesbanco issued 18,684 time-based restricted shares to the select officers of the 2020 grant, which vest in equal installments of which 9,342 shares vested in May 2024 and the remaining shares will vest in May 2025. On February 25, 2021, the Incentive Plan was amended to adjust the performance goal to 75% and approve a pro-rata award based on the achievement between 75% through 99%, as the award will be prorated to the percentage achieved.

Dividends accrue on the restricted shares once the performance objective is achieved and then are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. Voting rights accrue upon achievement of the performance objective.

Compensation expense relating to all restricted stock was $6.1 million, $5.9 million and $5.0 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $9.6 million, with a weighted average expense recognition period of 1.2 years remaining.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the Year Ended December 31, 2024	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2024	682,490	$28.85
Granted during the year	238,245	28.45
Vested during the year	(141,223)	36.58
Forfeited or expired during the year	(27,111)	32.17
Dividend reinvestment	32,128	29.31
Non-vested at end of the year	784,529	$27.25

Total Shareholder Return Plan

On November 18, 2015, Wesbanco’s Compensation Committee adopted Administrative Rules for a Total Shareholder Return Plan (“TSRP”). The TSRP measures the TSR on Wesbanco common stock over a three-year measurement period relative to the return of an established peer group of publicly traded companies over the same performance period. The award is determined at the end of the three-year period if the TSR of Wesbanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of Wesbanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. Upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments. Voting rights accrue at such time as well. Wesbanco granted 12,000 TSRP shares in 2024 for the performance period beginning January 1, 2024 and ending December 31, 2026 to certain executive officers. The fair value of the market-based awards is based on a Monte-Carlo Simulation valuation of our common stock and our peers’ common stock as of the grant date.

Based on the calculation of shareholder return over the measurement period beginning January 1, 2022 and ending December 31, 2024, Wesbanco stock performance did not equal or exceed the 50th percentile when compared to peer calculations of shareholder return. Therefore, none of the 12,000 shares relating to the 2022 TSR grant will be issued as service-based shares.

Compensation expense relating to the TSR plans was $0.4 million, $0.3 million and $0.2 million in 2024, 2023 and 2022, respectively. The grant date fair value of the 2024 TSR award was $27.70 per share. At December 31, 2024, the total unrecognized compensation expense related to non-vested TSR awards totaled $0.5 million with a weighted average expense recognition period of 1.6 years remaining.

NOTE 14. REVENUE RECOGNITION

Interest income, net securities gains (losses) and bank-owned life insurance are not in scope of ASC 606, Revenue from Contracts with Customers. For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, payment processing fees, digital banking fees, net swap fee and valuation income, mortgage banking income and net gain on sale of other real estate owned and other assets– there are no significant judgments related to the amount and timing of revenue recognition.

The following table summarizes the point of revenue recognition, and the income recognized for each of the revenue streams:

		For the Years Ended December 31,
(in thousands)	Point of Revenue Recognition	2024	2023	2022
Revenue Streams
Trust fees
Trust account fees	Over time	$22,496	$20,474	$19,134
WesMark fees	Over time	8,180	7,661	8,417
Total trust fees		30,676	28,135	27,551
Service charges on deposits
Commercial banking fees	Over time	5,391	2,848	2,372
Personal service charges	At a point in time and over time	24,588	23,268	23,909
Total service charges on deposits		29,979	26,116	26,281
Net securities brokerage revenue
Annuity commissions	At a point in time	7,706	7,677	7,258
Equity and debt security trades	At a point in time	299	283	87
Managed money	Over time	1,151	1,091	1,215
Trail commissions	Over time	1,082	1,004	965
Total net securities brokerage revenue		10,238	10,055	9,525

Payment processing fees (1)	At a point in time and over time	3,504	3,652	3,352
Digital banking income	At a point in time	19,953	19,454	20,002
Net swap fee and valuation income (2)	At a point in time	5,941	6,912	7,067
Mortgage banking income	At a point in time	4,270	2,652	5,129
Net gain on other real estate owned and other assets (3)	At a point in time	142	1,520	482

(1) Payment processing fees are included in other non-interest income.

(2) The portion of this line item relating to the change in the fair value of the underlying swaps is not within the scope of ASC 606, and totaled gains (losses) of $1.0 million, ($2.1) million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(3) The portion of this line item relating to the sale and change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606, and totaled gains (losses) of $0.1 million and ($1.0) million for the years ended December 31, 2023 and 2022, respectively. No gains or losses were recorded for the year ended December 31, 2024.

NOTE 15. OTHER OPERATING EXPENSES

Other operating expenses are presented in the table below:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Franchise and other miscellaneous taxes	$12,986	$11,686	$12,012
Professional fees	19,020	15,734	16,333
Card processing expenses	6,019	7,091	5,903
Communications	4,718	5,325	4,688
Other real estate owned and foreclosure expenses	266	349	789
Postage, supplies and other	30,115	27,629	24,592
Total other operating expenses	$73,124	$67,814	$64,317

NOTE 16. INCOME TAXES

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Net tax-exempt interest income on securities and loans of state and political subdivisions	(3.2)	(3.1)	(2.6)
State income taxes, net of federal tax effect	2.8	3.0	3.1
Bank-owned life insurance	(1.1)	(1.2)	(1.0)
General business credits	(4.4)	(3.9)	(3.0)
All other—net	3.1	2.3	1.2
Effective tax rate	18.2%	18.1%	18.7%

The provision for income taxes applicable to income before taxes consists of the following:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$30,314	$31,935	$31,560
State	6,517	6,763	8,239
Deferred:
Federal	(3,149)	(4,328)	3,560
State	(78)	647	929
Total	$33,604	$35,017	$44,288

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

(in thousands)	2024	2023	2022
Securities and defined benefit pension plan unrecognized items	$2,600	$12,369	$(82,295)

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2024	2023	2022
Deferred tax assets:
Allowance for credit losses	$33,242	$31,571	$28,535
Security gains	969	1,320	1,472
Non-accrual interest income	829	833	848
Partnership adjustments	995	553	338
Net operating loss carryforwards	3,570	4,709	5,685
Fair value adjustments on securities available-for-sale	70,793	72,932	83,734
Lease accrual	9,344	11,178	10,410
Other	4,323	3,963	3,732
Gross deferred tax assets	124,065	127,059	134,754
Deferred tax liabilities:
Depreciation and amortization	(4,796)	(5,366)	(4,786)
Accretion on securities	(791)	(577)	(383)
Deferred fees and costs	(3,224)	(4,107)	(3,289)
Purchase accounting adjustments	(6,959)	(8,398)	(9,594)
Compensation and benefits	(1,981)	(1,818)	(47)
Lease - right of use assets	(8,331)	(10,173)	(9,391)
Other	—	(197)	(763)
Gross deferred tax liabilities	(26,082)	(30,636)	(28,253)
Net deferred tax assets	$97,983	$96,423	$106,501

No valuation allowance was established for any deferred tax assets, since management believes that deferred tax assets are likely to be realized through future reversals of existing taxable temporary differences and future taxable income.

As a result of the acquisition of Your Community Bankshares ("YCB") in 2016 and Old Line Bankshares in 2019, Wesbanco has federal net operating loss (“NOL”) carryforwards of $15.5 million, which expire beginning in 2034 and 2037, respectively. Wesbanco has Maryland NOL carryforwards of $3.5 million, which begin expiring in 2030. Wesbanco has Kentucky NOL carryforwards of $6.7 million, which begin expiring in 2034. The use of the federal NOL and other carryforwards are limited by Internal Revenue Code Section 382, but they are currently expected to be utilized before their respective expiration dates.

As a result of the previous acquisitions of YCB, ESB Financial Corporation, Fidelity Bancorp, Inc., Western Ohio Financial Corporation, Winton Financial Corporation and Oak Hill Financial, Inc., retained earnings at both December 31, 2024 and 2023 included $45.9 million of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $10.3 million and $10.5 million for 2024 and 2023, respectively. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it would be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $0.3 million, $0.2 million and ($0.4) million for the years ended December 31, 2024, 2023 and 2022, respectively.

Wesbanco had $0.1 million of unrecognized tax benefits and interest as of both December 31, 2024 and 2023. As of December 31, 2024, none of these tax benefits would affect the effective tax rate if recognized. At December 31, 2024 and December 31, 2023, accrued interest related to uncertain tax positions was immaterial. Wesbanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Wesbanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. Wesbanco and its prior acquired companies are no longer subject to any income tax examinations for years prior to 2021.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of year	$58	$158	$226
Additions based on tax positions related to the current year	58	20	—
Reductions due to the statute of limitations	—	(120)	(68)
Balance at end of year	$116	$58	$158

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Fair Value Measurements Using:
(in thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$13,427	$13,427	$—	$—
Available-for-sale debt securities:
U.S. Treasury	146,113	146,113	—	—
U.S. Government sponsored entities and agencies	194,242	—	194,242	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,593,441	—	1,593,441	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	231,782	—	231,782	—
Obligations of state and political subdivisions	68,620	—	67,536	1,084
Corporate debt securities	11,874	—	11,874	—
Total available-for-sale debt securities	$2,246,072	$146,113	$2,098,875	$1,084
Loans held for sale	18,695	—	18,695	—
Other assets—interest rate derivatives agreements	72,343	—	72,343	—
Total assets recurring fair value measurements	$2,350,537	$159,540	$2,189,913	$1,084
Other liabilities—interest rate derivatives agreements	72,204	—	72,204	—
Total liabilities recurring fair value measurements	$72,204	$—	$72,204	$—
Nonrecurring fair value measurements
Collateral dependent loans	$17,525	$—	$—	$17,525
Other real estate owned and repossessed assets	852	—	—	852
Total nonrecurring fair value measurements	$18,377	$—	$—	$18,377

	December 31, 2023
	Fair Value Measurements Using:
(in thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$12,320	$12,320	$—	$—
Available-for-sale debt securities:
U.S. Government sponsored entities and agencies	208,366	—	208,366	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,629,684	—	1,629,684	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	268,307	—	268,307	—
Obligations of state and political subdivisions	76,125	—	74,958	1,167
Corporate debt securities	11,847	—	11,847	—
Total available-for-sale debt securities	$2,194,329	$—	$2,193,162	$1,167
Loans held for sale	16,354	—	16,354	—
Other assets—interest rate derivatives agreements	72,183	—	72,183	—
Total assets recurring fair value measurements	$2,295,186	$12,320	$2,281,699	$1,167
Other liabilities—interest rate derivatives agreements	73,083	—	73,083	—
Total liabilities recurring fair value measurements	$73,083	$—	$73,083	$—
Nonrecurring fair value measurements
Collateral dependent loans	$18,273	$—	$—	$18,273
Other real estate owned and repossessed assets	1,497	—	—	1,497
Total nonrecurring fair value measurements	$19,770	$—	$—	$19,770

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between levels 1, 2, or 3 for the years ended December 31, 2024 and 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2024:
Collateral dependent loans	$17,525	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%/0.0%
			Liquidation expenses (2)	(7.8%)-(8.0%)/(7.9%)
Other real estate owned and repossessed assets	852	Appraisal of collateral (1) (3)

December 31, 2023:
Collateral dependent loans	$18,273	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%/0.0%
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	1,497	Appraisal of collateral (1)(3)

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
(3)
Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at December 31, 2024
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$568,137	$568,137	$568,137	$—	$—
Equity securities	13,427	13,427	13,427	—	—
Available-for-sale debt securities	2,246,072	2,246,072	—	2,244,988	1,084
Net held-to-maturity debt securities	1,152,760	1,006,817	—	1,006,617	200
Net loans	12,517,663	12,042,064	—	—	12,042,064
Loans held for sale	18,695	18,695	—	18,695	—
Other assets—interest rate derivatives	72,343	72,343	—	72,343	—
Accrued interest receivable	78,324	78,324	78,324	—	—

Financial Liabilities
Deposits	14,133,717	14,121,315	12,406,785	1,714,530	—
Federal Home Loan Bank borrowings	1,000,000	1,000,371	—	1,000,371	—
Other borrowings	192,073	180,372	180,372	—	—
Subordinated debt and junior subordinated debt	279,308	262,101	—	262,101	—
Other liabilities—interest rate derivatives	72,204	72,204	—	72,204	—
Accrued interest payable	14,228	14,228	14,228	—	—

			Fair Value Measurements at December 31, 2023
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$595,383	$595,383	$595,383	$—	$—
Equity securities	12,320	12,320	12,320	—	—
Available-for-sale debt securities	2,194,329	2,194,329	—	2,193,162	1,167
Net held-to-maturity debt securities	1,199,335	1,069,159	—	1,068,896	263
Net loans	11,507,786	11,134,250	—	—	11,134,250
Loans held for sale	16,354	16,354	—	16,354	—
Other assets—interest rate derivatives	72,183	72,183	—	72,183	—
Accrued interest receivable	77,435	77,435	77,435	—	—

Financial Liabilities
Deposits	13,168,704	13,146,821	11,937,002	1,209,819	—
Federal Home Loan Bank borrowings	1,350,000	1,349,217	—	1,349,217	—
Other borrowings	105,893	103,057	103,057	—	—
Subordinated debt and junior subordinated debt	279,078	240,898	—	240,898	—
Other liabilities—interest rate derivatives	73,083	73,083	—	73,083	—
Accrued interest payable	11,121	11,121	11,121	—	—

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

Net loans: Fair values for loans are estimated in a valuation model using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans with similar terms, the credit risk associated with the loan and other market factors, including liquidity. Wesbanco believes the discount rates are consistent with transactions occurring in the marketplace for both performing and distressed loan types. The carrying value is net of the allowance for credit losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

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

Subordinated debt and junior subordinated debt: The fair value of subordinated debt is determined primarily by obtaining quoted prices on nationally recognized securities exchanges, if available, or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. These securities are classified within level 2 in the fair value hierarchy. Due to the pooled nature of junior subordinated debt owed to unconsolidated subsidiary trusts, which are not actively traded, estimated fair value is determined by using comparable corporate bond indices from the financial services sector and factoring in the applicable credit spreads and optional early redemption provisions. These securities are classified within level 2 in the fair value hierarchy.

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

NOTE 18. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for- Sale	Total
Balance at December 31, 2021	$(398)	$(4,722)	$(5,120)
Other comprehensive loss before reclassifications	(358)	(257,169)	(257,527)
Amounts reclassified from accumulated other comprehensive loss	221	10	231
Period change	(137)	(257,159)	(257,296)
Balance at December 31, 2022	$(535)	$(261,881)	$(262,416)

Balance at December 31, 2022	$(535)	$(261,881)	$(262,416)
Other comprehensive income before reclassifications	6,748	28,490	35,238
Amounts reclassified from accumulated other comprehensive income	302	183	485
Period change	7,050	28,673	35,723
Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)

Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)
Other comprehensive income before reclassifications	642	9,676	10,318
Amounts reclassified from accumulated other comprehensive income	(2,033)	(224)	(2,257)
Period change	(1,391)	9,452	8,061
Balance at December 31, 2024	$5,124	$(223,756)	$(218,632)

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in all periods presented.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2024	2023	2022
Securities available-for-sale (1):
Net securities losses reclassified into earnings	$12	$241	$13	Net securities gains (Non-interest income)
Related income tax effect	(236)	(58)	(3)	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	(224)	183	10
Defined benefit plans (2):
Amortization of net (gain) loss and prior service costs	(406)	399	291	Employee benefits (Non-interest expense)
Related income tax effect	122	(97)	(70)	Provision for income taxes
Gain on settlement of retired employee accounts	(2,301)	—	—	Other non-interest income
Related income tax effect	552	—	—	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	(2,033)	302	221
Total reclassifications for the period	$(2,257)	$485	$231

(1) For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”

(2) Included in the computation of net periodic pension cost. See Note 13, “Employee Benefit Plans” for additional detail.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments— In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $6.1 million and $8.6 million as of December 31, 2024 and 2023, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of December 31, 2024 and 2023.

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

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2024	2023
Lines of credit	$3,960,185	$4,016,658
Loans approved but not closed	365,529	275,954
Overdraft limits	387,591	391,598
Letters of credit	47,879	38,929
Contingent obligations and other guarantees	16,574	15,037

Contingent Liabilities— Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 20. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

Wesbanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of Wesbanco Bank, is a Certified Development Entity (“CDE”) with $125.0 million of New Markets Tax Credits (“NMTC”) all of which had been invested in WBCDC at December 31, 2024. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. As of December 31, 2024, Wesbanco has received $40.2 million in tax credits over the seven-year credit allowance periods for its $125.0 million NMTC authority invested in WBCDC. Wesbanco is eligible to receive an additional $8.6 million in tax credits with respect to aggregate QEI amounts invested over their remaining credit allowance period.

Wesbanco Bank recognized $3.8 million, $3.7 million and $3.5 million in NMTC in its income tax provision for the years ended December 31, 2024, 2023 and 2022, respectively. These tax credits are subject to certain general business tax credit limitations and are therefore limited in deductibility on Wesbanco’s federal income tax return. As of December 31, 2024, no prior NMTC has been carried forward to future tax years.

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

As of December 31, 2024, 2023 and 2022, none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future. Approximately half of the tax credits are no longer subject to recapture.

For the years ended December 31, 2024, 2023 and 2022, respectively, WBCDC recognized net gains (losses) of $4 thousand, $0.1 million and ($1.0) million on an investment that it made in a start-up firm more than ten years ago that was acquired in 2021 by a public company. This gain is reported on the Consolidated Income Statements within net gain (loss) on other real estate owned and other assets.

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2024, and the results of its operations and cash flows for the year ended December 31, 2024:

BALANCE SHEET

(in thousands)	December 31, 2024
Assets
Cash and due from banks	$78,630
Loans, net of allowance for credit losses of $0.7 million	62,992
Other assets	4,764
Total Assets	$146,386
Liabilities	$—
Shareholder Equity	146,386
Total Liabilities and Shareholder Equity	$146,386

STATEMENT OF INCOME

(in thousands)	For the Year Ended December 31, 2024
Interest income
Loans	$1,875
Total interest income	1,875
Provision for credit losses	(141)
Net interest income after provision for credit losses	2,016
Gain on investments	4
Non-interest expense	15
Income before provision for income taxes	2,005
Provision for income taxes	460
Net income	$1,545

STATEMENT OF CASH FLOWS

(in thousands)	For the Year Ended December 31, 2024
Operating Activities
Net income	$1,545
Provision for credit losses	(141)
Gain on investments	(4)
Net change in other assets	(826)
Net change in other liabilities	(20)
Net cash provided by operating activities	554
Investing Activities
Decrease in loans	2,527
Proceeds from sale of investments	29
Net cash provided by investing activities	2,556
Financing Activities
Qualified equity investment by parent company	—
Net cash provided by financing activities	—
Net increase in cash and cash equivalents	3,110
Cash and cash equivalents at beginning of year	75,520
Cash and cash equivalents at end of year	$78,630

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of Wesbanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $3.0 million and $3.3 million as of December 31, 2024 and 2023, respectively. During 2024, $0.1 million in related party loans were funded and $0.4 million were repaid or no longer related. At December 31, 2024 and 2023, none of the outstanding related party loans were past due 90 days or more or on non-accrual. At December 31, 2024 and 2023, no outstanding related party loans were considered to be an MBEFD.

NOTE 22. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, Wesbanco. Wesbanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Division of Financial Institutions. Wesbanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, Wesbanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by Wesbanco Bank to Wesbanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2024, under FDIC and state of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $245.0 million from Wesbanco Bank.

Wesbanco Bank is also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The Bank did not have a reserve requirement during 2024 or 2023.

Additionally, Wesbanco and Wesbanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on Wesbanco’s financial results.

All bank holding companies and banking subsidiaries are required to have common equity Tier 1 (“CET1”) of at least 4.5%, core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses, subject to limitation, and trust preferred securities. The regulations also define “well-capitalized” levels of CET1, Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6.5%, 8%, 10%, and 5%, respectively. Wesbanco and Wesbanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2024 and

2023. There are no conditions or events since December 31, 2024 that management believes have changed Wesbanco’s “well-capitalized” category.

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

Wesbanco currently has $131.0 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $126.9 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are considered Tier 2 capital in accordance with current regulatory reporting requirements, as Wesbanco had total consolidated assets above $15 billion as of December 31, 2024 and 2023. Also, in March of 2022, Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month SOFR plus a spread of 1.787%.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. Regulatory capital levels without the capital benefit at December 31, 2024 for both the Bank and Wesbanco would have continued to be greater than the amounts needed to be considered “well capitalized”, as the capital benefit approximated 5 to 7 basis points for three of the four regulatory ratios, while total risk-based capital would have been slightly higher without the transition.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank:

			December 31, 2024			December 31, 2023
(dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$1,895,856	10.68%	$709,848	$1,647,759	9.87%	$667,914
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,895,856	13.06%	870,882	1,647,759	12.05%	820,560
Total capital to risk-weighted assets	8.00%	10.00%	2,305,465	15.88%	1,161,176	2,039,252	14.91%	1,094,080
Common equity Tier 1	4.50%	6.50%	1,751,372	12.07%	653,162	1,503,275	10.99%	615,420
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$1,834,180	10.35%	$708,751	$1,655,886	9.93%	$667,039
Tier 1 capital to risk-weighted assets	6.00%	8.00%	1,834,180	12.67%	868,844	1,655,886	12.13%	818,976
Total capital to risk-weighted assets	8.00%	10.00%	1,966,848	13.58%	1,158,458	1,770,417	12.97%	1,091,968
Common equity Tier 1	4.50%	6.50%	1,834,180	12.67%	651,633	1,655,886	12.13%	614,232

(1)
Minimum requirements to remain adequately capitalized.
(2)
Well-capitalized under prompt corrective action regulations.

NOTE 23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
ASSETS
Cash and due from banks	$321,788	$250,203
Investment in subsidiaries—Bank	2,728,603	2,541,168
Investment in subsidiaries—Nonbank	5,886	6,207
Other assets	40,769	38,044
Total Assets	$3,097,046	$2,835,622
LIABILITIES
Subordinated debt and junior subordinated debt	$279,308	$279,078
Dividends payable and other liabilities	27,457	23,482
Total Liabilities	306,765	302,560
SHAREHOLDERS’ EQUITY	2,790,281	2,533,062
Total Liabilities and Shareholders’ Equity	$3,097,046	$2,835,622

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2024	2023	2022
Dividends from subsidiaries—Bank	$42,000	$77,000	$172,500
Dividends from subsidiaries—Nonbank	1,248	7,384	1,750
Other income	—	718	4
Total income	43,248	85,102	174,254
Interest expense	16,090	16,492	10,860
Other expense	9,920	6,286	5,851
Total expense	26,010	22,778	16,711
Income before income tax benefit and undistributed net income of subsidiaries	17,238	62,324	157,543
Income tax benefit	(5,219)	(5,126)	(3,652)
Income before undistributed net income of subsidiaries	22,457	67,450	161,195
Equity in undistributed net income of subsidiaries	129,053	91,582	30,918
Net income	151,510	159,032	192,113
Preferred stock dividends	10,125	10,125	10,125
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$141,385	$148,907	$181,988

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$151,510	$159,032	$192,113
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(129,053)	(91,582)	(30,918)
(Increase) decrease in other assets	(2,687)	1,122	582
Other—net	8,313	7,669	6,941
Net cash provided by operating activities	28,083	76,241	168,718
INVESTING ACTIVITIES
Acquisitions and additional capitalization of subsidiaries, net of cash acquired	(50,000)	—	(100)
Net cash used in investing activities	(50,000)	—	(100)
FINANCING ACTIVITIES
Repayment of subordinated and junior subordinated debt	—	(2,294)	—
Issuance of subordinated debt	—	—	147,702
Issuance of common stock	190,967	—	—
Treasury shares sold (purchased)—net	76	(3,508)	(116,047)
Dividends paid to common and preferred shareholders	(97,541)	(92,415)	(91,450)
Net cash provided by (used in) financing activities	93,502	(98,217)	(59,795)
Net increase (decrease) in cash and cash equivalents	71,585	(21,976)	108,823
Cash and cash equivalents at beginning of year	250,203	272,179	163,356
Cash and cash equivalents at end of year	$321,788	$250,203	$272,179

NOTE 24. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers a wide range of banking products and services through various delivery channels and business units, including commercial demand, individual demand and time deposit accounts; commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. For purposes of determining the community banking reportable segment, these lines of business are aggregated, in accordance with the review of the CODM. The trust and investment services segment offers trust services as well as various alternative investment products, including mutual funds, and also serves as investment adviser to a family of mutual funds called the “WesMark Funds.” The fund family is comprised of the WesMark Large Company Fund, the WesMark Balanced Fund, the WesMark Small Company Fund, the WesMark Government Bond Fund, the WesMark West Virginia Municipal Bond Fund, and the WesMark Tactical Opportunity Fund. Corporate support functions, which are generally all attributable to the parent company, do not represent a reportable segment and are presented within Corporate Other for purposes of reconciling to the consolidated financials. All of Wesbanco’s revenue is derived from domestic operations, and Wesbanco has no major customers providing greater than 10% of total segment revenue. Wesbanco’s CODM is its President and Chief Executive Officer. The CODM uses net income as the reported measure of segment profit or loss in making business decisions regarding reinvestment into the Company’s segments, using profits for acquisitions and/or paying dividends to shareholders. In addition, net income is used to monitor budget versus actual results, to perform competitive analysis by benchmarking to peers and as a factor to establish compensation for certain employees. Wesbanco does not have any material intra-entity sales or transfers.

The market value of trust assets totaled approximately $6.0 billion and $5.4 billion at December 31, 2024 and 2023, respectively. These assets are held by Wesbanco in fiduciary or agency capacities and are not included as assets on Wesbanco’s Consolidated Balance Sheets. Therefore, substantially all of Wesbanco’s assets are attributable to the community banking segment.

The following tables present selected financial information with respect to Wesbanco’s business segments for the years ended December 31, 2024, 2023 and 2022 as received and reviewed on a regular basis by the CODM:

(in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Year Ended December 31, 2024
Interest and dividend income	$825,641	$—	$—
Less: Interest expense (1)	327,350	3,993	16,090
Net interest income	498,291	(3,993)	(16,090)
Less: Provision for credit losses	19,206	—	—
Net interest income after provision for credit losses	479,085	(3,993)	(16,090)
Non-interest income:
Trust fees	—	22,496	—
WesMark fees	—	8,180	—
Service charges in deposits	29,979	—	—
Digital banking income	19,953	—	—
Net swap fee and valuation income	5,941	—	—
Net securities brokerage revenue	10,238	—	—
Net insurance services revenue	3,651	—	—
Bank-owned life insurance	9,544	—	—
Payment processing fees	3,504	—	—
Net securities gains	1,408	—	—
Net gain on other real estate owned and other assets	142	—	—
Mortgage banking income	4,270	—	—
Other income	8,677	—	—
Total revenues	576,392	26,683	(16,090)	586,985

Less (2):
Salaries and wages	170,080	7,436	—
Employee benefits	44,344	1,797	—
Net occupancy (3)	24,948	209	—
Equipment and software (4)	41,183	120	—
Miscellaneous taxes	12,978	8	—
Professional services	11,832	490	6,698
Marketing	9,712	52	—
FDIC insurance	14,215	—	—
Supplies	5,895	125	—
Telecommunications	4,718	—	—
General administration	6,027	136	375
Merger-related and restructuring	3,578	—	2,822
Amortization of intangibles	8,059	192	—
Corporate overhead expenses (5)	—	5,779	—
Other segment items (6)	17,753	283	27
Segment profit before provision for income taxes	201,070	10,056	(26,012)
Provision for income taxes	36,711	2,112	(5,219)
Segment profit	164,359	7,944	(20,793)	151,510

Reconciliation of segment profit (loss)
Preferred stock dividends				(10,125)
Net income available to common shareholders				141,385

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $7.0 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $8.3 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(5) Corporate overhead expenses allocated to the trust and investment services segment consist of audit and accounting services, human resources, bank administration and information technology.

(6) Other segment items included in segment expenses for the community banking segment include ATM and digital banking interchange expenses, correspondent service fee expense, postage expense, corporate insurance expense and other general banking service expenses. Other segment items included in segment expenses for the trust and investment services segment include postage expense, securities safekeeping expense and other miscellaneous operating expenses.

(in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Year Ended December 31, 2023
Interest and dividend income	$711,516	$—	$—
Less: Interest expense (1)	210,763	2,923	16,492
Net interest income	500,753	(2,923)	(16,492)
Less: Provision for credit losses	17,734	—	—
Net interest income after provision for credit losses	483,019	(2,923)	(16,492)
Non-interest income:
Trust fees	—	20,474	—
WesMark fees	—	7,661	—
Service charges in deposits	26,116	—	—
Digital banking income	19,454	—	—
Net swap fee and valuation income	6,912	—	—
Net securities brokerage revenue	10,055	—	—
Net insurance services revenue	3,555	—	—
Bank-owned life insurance	11,002	—	—
Payment processing fees	3,652	—	—
Net securities gains	900	—	—
Net gain on other real estate owned and other assets	1,520	—	—
Mortgage banking income	2,652	—	—
Other income	5,776	—	718
Total revenues	574,613	25,212	(15,774)	584,051

Less (2):
Salaries and wages	169,402	7,536	—
Employee benefits	45,148	1,753	—
Net occupancy (3)	25,136	202	—
Equipment and software (4)	36,619	47	—
Miscellaneous taxes	11,678	8	—
Professional services	9,740	580	5,414
Marketing	10,280	96	802
FDIC insurance	12,249	—	—
Supplies	6,447	132	—
Telecommunications	5,325	—	—
General administration	5,494	152	100
Merger-related and restructuring	3,775	—	55
Amortization of intangibles	8,855	233	—
Corporate overhead expenses (5)	—	5,300	—
Other segment items (6)	17,260	269	(85)
Segment profit before provision for income taxes	207,205	8,904	(22,060)
Provision for income taxes	38,273	1,870	(5,126)
Segment profit	168,932	7,034	(16,934)	159,032

Reconciliation of segment profit (loss)
Preferred stock dividends				(10,125)
Net income available to common shareholders				148,907

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $7.0 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $7.5 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(5) Corporate overhead expenses allocated to the trust and investment services segment consist of audit and accounting services, human resources, bank administration and information technology.

(6) Other segment items included in segment expenses for the community banking segment include ATM and digital banking interchange expenses, correspondent service fee expense, postage expense, corporate insurance expense and other general banking service expenses. Other segment items included in segment expenses for the trust and investment services segment include postage expense, securities safekeeping expense and other miscellaneous operating expenses.

(in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Year Ended December 31, 2022
Interest and dividend income	$513,656	$—	$—
Less: Interest expense (1)	28,168	315	10,860
Net interest income	485,488	(315)	(10,860)
Less: Provision for credit losses	(1,663)	—	—
Net interest income after provision for credit losses	487,151	(315)	(10,860)
Non-interest income:
Trust fees	—	19,134	—
WesMark fees	—	8,417	—
Service charges in deposits	26,281	—	—
Digital banking income	20,002	—	—
Net swap fee and valuation income	7,067	—	—
Net securities brokerage revenue	9,525	—	—
Net insurance services revenue	3,749	—	—
Bank-owned life insurance	10,728	—	—
Payment processing fees	3,352	—	—
Net securities losses	(1,777)	—	—
Net gain on other real estate owned and other assets	482	—	—
Mortgage banking income	5,129	—	—
Other income	5,298	—	4
Total revenues	576,987	27,236	(10,856)	593,367

Less (2):
Salaries and wages	159,791	7,237	—
Employee benefits	36,124	1,647	—
Net occupancy (3)	25,868	237	—
Equipment and software (4)	32,306	202	—
Miscellaneous taxes	12,002	10	—
Professional services	10,900	560	4,874
Marketing	8,441	77	817
FDIC insurance	7,901	—	—
Supplies	3,742	123	—
Telecommunications	4,688	—	—
General administration	4,324	207	65
Merger-related and restructuring	1,723	—	—
Amortization of intangibles	9,996	282	—
Corporate overhead expenses (5)	—	5,191	—
Other segment items (6)	17,250	286	95
Segment profit before provision for income taxes	241,931	11,177	(16,707)
Provision for income taxes	45,593	2,347	(3,652)
Segment profit	196,338	8,830	(13,055)	192,113

Reconciliation of segment profit (loss)
Preferred stock dividends				(10,125)
Net income available to common shareholders				181,988

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $7.3 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $5.8 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(5) Corporate overhead expenses allocated to the trust and investment services segment consist of audit and accounting services, human resources, bank administration and information technology.

(6) Other segment items included in segment expenses for the community banking segment include ATM and digital banking interchange expenses, correspondent service fee expense, postage expense, corporate insurance expense and other general banking service expenses. Other segment items included in segment expenses for the trust and investment services segment include postage expense, securities safekeeping expense and other miscellaneous operating expenses.

NOTE 25. SUBSEQUENT EVENT

On February 28, 2025, Wesbanco completed the acquisition of Premier in an all stock transaction for 100% of the outstanding voting equity interests of Premier, with total consideration of approximately $1.0 billion. The acquisition of Premier will be considered a business combination and accounted for using the acquisition method. Due to the close proximity of the Premier acquisition date and the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2024, the initial accounting for the business combination is incomplete, and therefore the Company is unable to disclose the information required by ASC 805, "Business Combinations." Wesbanco will include relevant disclosures as required in the first quarter of 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Wesbanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Wesbanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Wesbanco’s disclosure controls and procedures as of December 31, 2024, are effective in timely alerting them to material information relating to Wesbanco (including its consolidated subsidiaries) required to be included in Wesbanco’s periodic filings under the Exchange Act.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any rule 10b5-1 trading arrangement or any "non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K."

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the applicable information in our Proxy Statement set forth under the headings Election of Directors, Nominees, Continuing Directors, Executive Officers of the Corporation, Corporate Governance, Delinquent Section 16(a) Reports (if applicable), Audit Committee, Insider Trading Policies and Procedures and certain other sections.

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	866,402	$28.71	1,793,381
Equity compensation plans not approved by security holders	None	None	None

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Document	Location

2.1	Agreement and Plan of Merger, dated July 25, 2024, by and among Wesbanco, Inc., Wesbanco Bank, Inc., Premier Financial Corp. and Premier Bank.	Incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 26, 2024.

3.1	Bylaws of Wesbanco, Inc. (As Amended and Restated May 4, 2021).	Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 6, 2021.

3.2	Restated Articles of Incorporation of Wesbanco, Inc.	Incorporated by reference to Exhibit 3.2 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

3.3	Articles of Amendment to the Restated Articles of Incorporation of Wesbanco, Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Wesbanco, Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 11, 2024.

4.1	Specimen Certificate of Wesbanco, Inc. Common Stock. (P)	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

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

10.1

Wesbanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010, February 23, 2017, February 25, 2021 and February 21, 2024. **

Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 18, 2024.

10.2	Wesbanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Exhibit 10.17 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.3	Form of Amended and Restated Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., Michael L. Perkins and Jayson M. Zatta. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.4	Form of Employment Agreement by and between Wesbanco Bank, Inc., Wesbanco Inc., and executive officer (effective date): Jayson M. Zatta (effective March 1, 2015)**	Incorporated by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2015.

10.5	Wesbanco, Inc. Administrative Rules for the Total Shareholder Return Plan. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 24, 2015.

10.6	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Total Shareholder Return Agreement. **	Incorporated by reference to Exhibit 10.25 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2016.

10.7	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Performance Restricted Stock Agreement.**	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 31, 2017.

10.8	Employment Agreement, dated December 16, 2021, by and between Wesbanco Bank, Inc., Daniel K. Weiss, Jr. and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 17, 2021.

10.9	Change in Control Agreement, dated December 16, 2021, by and between Wesbanco Bank, Inc., Daniel K. Weiss, Jr. and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 17, 2021.

10.10	Employment Agreement, dated February 16, 2022, by and between Wesbanco Bank, Inc., Michael L. Perkins and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2022.

10.11	Change in Control Agreement, dated July 5, 2022, by and between Wesbanco Bank, Inc., Jeffrey H. Jackson and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 5, 2022.

10.12	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 3, 2023.

10.13	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 3, 2023.

10.14	Employment Agreement, dated as of July 21, 2023, by and between Wesbanco Bank, Inc., Jeffrey H. Jackson and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 21, 2023.

10.15	Form of Securities Purchase Agreement, dated July 25, 2024, by and among Wesbanco, Inc. and the other parties identified therein.	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 26, 2024.

10.16	Form of Registration Rights Agreement, dated July 25, 2024, by and among Wesbanco, Inc. and the other parties identified therein.	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 26, 2024.

10.17	Wesbanco, Inc. 401(k) Plan.	*

10.18	First Amendment to the Wesbanco, Inc. 401(k) Plan effective February 28, 2025.	*

19	Insider Trading and Director Confidentiality Policy.	*

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97	Policy Relating to Recovery of Erroneously Awarded Compensation.	Incorporated by reference to Exhibit 97 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2024.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	***

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	***

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	***

* Filed herewith

** Indicates management compensatory plan, contract, or arrangement

*** Filed electronically

(P) Paper Filed

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2025.

WESBANCO, INC.

By:	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 3, 2025.

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

By:	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
Attorney-in-fact

Rosie Allen-Herring	D. Bruce Knox
Todd F. Clossin	Lisa A. Knutson
James W. Cornelsen	Jay T. McCamic
Michael J. Crawford	F. Eric Nelson, Jr.
Abigail M. Feinknopf	Gregory S. Proctor, Jr.
Robert J. Fitzsimmons	Joseph R. Robinson
Denise Knouse-Snyder	Kerry M. Stemler