Form 10-Q
period 2025-03-31
WESBANCO INC
filed 2025-05-08
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 95,672,204 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(unaudited, in thousands, except shares)	2025	2024
ASSETS
Cash and due from banks, including interest bearing amounts of $845,818 and $425,866, respectively	$1,091,715	$568,137
Securities:
Equity securities, at fair value	28,217	13,427
Available-for-sale debt securities, at fair value	3,149,043	2,246,072
Held-to-maturity debt securities (fair values of $1,002,796 and $1,006,817, respectively)	1,143,376	1,152,906
Allowance for credit losses, held-to-maturity debt securities	(137)	(146)
Net held-to-maturity debt securities	1,143,239	1,152,760
Total securities	4,320,499	3,412,259
Loans held for sale	243,281	18,695
Portfolio loans, net of unearned income	18,673,748	12,656,429
Allowance for credit losses - loans	(233,617)	(138,766)
Net portfolio loans	18,440,131	12,517,663
Premises and equipment, net	281,493	219,076
Accrued interest receivable	108,778	78,324
Goodwill and other intangible assets, net	1,754,703	1,124,016
Bank-owned life insurance	548,601	360,738
Other assets	623,182	385,390
Total Assets	$27,412,383	$18,684,298
LIABILITIES
Deposits:
Non-interest bearing demand	$5,318,619	$3,842,758
Interest bearing demand	5,000,881	3,771,314
Money market	4,875,384	2,429,977
Savings deposits	3,068,618	2,362,736
Certificates of deposit	3,028,893	1,726,932
Total deposits	21,292,395	14,133,717
Federal Home Loan Bank borrowings	1,476,511	1,000,000
Other short-term borrowings	147,804	192,073
Subordinated debt and junior subordinated debt	360,156	279,308
Total borrowings	1,984,471	1,471,381
Accrued interest payable	26,570	14,228
Other liabilities	327,368	274,691
Total Liabilities	23,630,804	15,894,017
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at March 31, 2025 and December 31, 2024, respectively	144,484	144,484
Common stock, $2.0833 par value; 200,000,000 shares authorized; 95,672,204 and 75,354,034 shares issued; 95,672,204 and 66,919,805 shares outstanding at March 31, 2025 and December 31, 2024, respectively	199,313	156,985
Capital surplus	2,485,223	1,809,679
Retained earnings	1,145,396	1,192,091
Treasury stock (0 and 8,434,229 shares - at cost, respectively)	—	(292,244)
Accumulated other comprehensive loss	(190,710)	(218,632)
Deferred benefits for directors	(2,127)	(2,082)
Total Shareholders' Equity	3,781,579	2,790,281
Total Liabilities and Shareholders' Equity	$27,412,383	$18,684,298

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$218,409	$166,974
Interest and dividends on securities:
Taxable	22,247	17,404
Tax-exempt	4,529	4,586
Total interest and dividends on securities	26,776	21,990
Other interest income	8,047	6,369
Total interest and dividend income	253,232	195,333
INTEREST EXPENSE
Interest bearing demand deposits	29,377	25,590
Money market deposits	21,134	16,114
Savings deposits	7,359	7,667
Certificates of deposit	18,558	10,247
Total interest expense on deposits	76,428	59,618
Federal Home Loan Bank borrowings	13,034	17,000
Other short-term borrowings	1,122	674
Subordinated debt and junior subordinated debt	4,129	4,075
Total interest expense	94,713	81,367
NET INTEREST INCOME	158,519	113,966
Provision for credit losses	68,883	4,014
Net interest income after provision for credit losses	89,636	109,952
NON-INTEREST INCOME
Trust fees	8,697	8,082
Service charges on deposits	8,587	6,784
Digital banking income	5,404	4,704
Net swap fee and valuation income	961	1,563
Net securities brokerage revenue	2,701	2,548
Bank-owned life insurance	3,428	2,067
Mortgage banking income	1,140	693
Net securities (losses) gains	(318)	537
Net (loss) gain on other real estate owned and other assets	(40)	154
Other income	4,105	3,497
Total non-interest income	34,665	30,629
NON-INTEREST EXPENSE
Salaries and wages	48,577	42,997
Employee benefits	12,970	12,184
Net occupancy	7,778	6,623
Equipment and software	13,050	10,008
Marketing	2,382	1,885
FDIC insurance	4,187	3,448
Amortization of intangible assets	4,223	2,092
Restructuring and merger-related expense	20,010	—
Other operating expenses	20,789	17,954
Total non-interest expense	133,966	97,191
(Loss) income before provision for income taxes	(9,665)	43,390
(Benefit) provision for income taxes	(673)	7,697
Net (loss) income	(8,992)	35,693
Preferred stock dividends	2,531	2,531
Net (loss) income available to common shareholders	$(11,523)	$33,162
(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.15)	$0.56
Diluted	$(0.15)	$0.56
AVERAGE COMMON SHARES OUTSTANDING
Basic	76,830,460	59,382,758
Diluted	77,020,592	59,523,679
DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.36

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands)	2025	2024
Net (loss) income	$(8,992)	$35,693
Debt securities available-for-sale:
Net change in unrealized gains (losses) on debt securities available-for-sale	37,025	(10,903)
Related income tax effect	(8,889)	2,785
Net securities gains reclassified into earnings	(40)	—
Related income tax effect	(46)	(59)
Net effect on other comprehensive income (loss) for the period	28,050	(8,177)
Defined benefit plans:
Amortization of net gain and prior service costs	(172)	(101)
Related income tax effect	44	49
Net effect on other comprehensive loss for the period	(128)	(52)
Total other comprehensive income (loss)	27,922	(8,229)
Comprehensive income	$18,930	$27,464

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2025 and 2024
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2024	$144,484	66,919,805	$156,985	$1,809,679	$1,192,091	$(292,244)	$(218,632)	$(2,082)	$2,790,281
Net loss	—	—	—	—	(8,992)	—	—	—	(8,992)
Other comprehensive income	—	—	—	—	—	—	27,922	—	27,922
Comprehensive income	—	—	—	—	—	—	—	—	18,930
Common dividends declared ($0.37 per share)	—	—	—	—	(35,172)	—	—	—	(35,172)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for Premier Financial Corp. ("PFC") acquisition	—	28,738,104	42,326	673,826	—	291,693	—	—	1,007,845
Treasury shares acquired	—	(11,962)	—	325	—	(421)	—	—	(96)
Stock options exercised	—	26,257	2	(326)	—	972	—	—	648
Stock compensation expense	—	—	—	1,707	—	—	—	—	1,707
Deferred benefits for directors - net	—	—	—	12	—	—	—	(45)	(33)
March 31, 2025	$144,484	95,672,204	$199,313	$2,485,223	$1,145,396	$—	$(190,710)	$(2,127)	$3,781,579

December 31, 2023	$144,484	59,376,435	$141,834	$1,635,859	$1,142,586	$(302,995)	$(226,693)	$(2,013)	$2,533,062
Net income	—	—	—	—	35,693	—	—	—	35,693
Other comprehensive loss	—	—	—	—	—	—	(8,229)	—	(8,229)
Comprehensive income	—	—	—	—	—	—	—	—	27,464
Common dividends declared ($0.36 per share)	—	—	—	—	(21,179)	—	—	—	(21,179)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	7,180	—	—	(262)	262	—	—	—
Treasury shares acquired	—	(3,033)	—	—	—	(86)	—	—	(86)
Stock options exercised	—	4,764	—	(74)	—	174	—	—	100
Restricted stock granted	—	10,431	—	(381)	—	381	—	—	—
Stock compensation expense	—	—	—	1,547	—	—	—	—	1,547
Deferred benefits for directors - net	—	—	—	13	—	—	—	(28)	(15)
March 31, 2024	$144,484	59,395,777	$141,834	$1,636,964	$1,154,307	$(302,264)	$(234,922)	$(2,041)	$2,538,362

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2025	2024
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(26,423)	$64,636
INVESTING ACTIVITIES
Net increase in loans held for investment	(133,013)	(239,643)
Available-for-sale debt securities:
Proceeds from sales	873,835	—
Proceeds from maturities, prepayments and calls	97,054	64,332
Purchases of securities	(685,753)	(2,000)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	11,051	9,008
Purchases of securities	(1,966)	—
Purchases of premises and equipment – net	(4,326)	(2,763)
Net cash received from PFC acquisition	200,357	—
Proceeds from bank owned life insurance	2,301	—
Net cash provided by (used in) investing activities	359,540	(171,066)
FINANCING ACTIVITIES
Increase in deposits	287,157	328,173
Proceeds from Federal Home Loan Bank borrowings	900,000	800,000
Repayment of Federal Home Loan Bank borrowings	(925,000)	(1,050,000)
Decrease in other short-term borrowings	(44,269)	(32,958)
Principal repayments of finance lease obligations	(921)	(806)
Dividends paid to common shareholders	(24,526)	(21,176)
Dividends paid to preferred shareholders	(2,532)	(2,531)
Issuance of common stock	25	—
Treasury shares purchased - net	527	14
Net cash provided by financing activities	190,461	20,716
Net increase (decrease) in cash, cash equivalents and restricted cash	523,578	(85,714)
Cash, cash equivalents and restricted cash at beginning of the period	568,137	595,383
Cash, cash equivalents and restricted cash at end of the period	$1,091,715	$509,669
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$84,573	$76,605
Transfers of loans to other real estate owned	—	45
Non-cash transactions related to the PFC acquisition	1,007,845	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of Wesbanco, Inc. and its consolidated subsidiaries (“Wesbanco” or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.

Wesbanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), as well as with the policy changes indicated below. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Wesbanco’s financial position and results of operations for each of the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on Wesbanco’s net income and shareholders’ equity. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2025-01 & 2024-03 – Income Statement — Reporting Comprehensive Income –Expense Disaggregation Disclosures (Subtopic 220-40)

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

In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” The amendment in this Update amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

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

ASU 2023-08 – Intangibles-Goodwill and Other Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of a Crypto Asset

In December 2023, the FASB issued ASU 2023-08, "Intangibles-Goodwill and Other Crypto Assets (Subtopic 350-60)." The amendments in this Update require that an entity measure crypto assets at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The amendments also require that an entity provide enhanced disclosures for both annual and interim reporting periods to provide investors with relevant information to analyze and assess the exposure and risk of significant individual crypto asset holdings. In addition, fair value measurement aligns the accounting required for holders of crypto assets with the accounting for entities that are subject to certain industry-specific guidance (such as investment companies) and eliminates the requirement to test those assets for impairment, thereby reducing the associated cost and complexity of applying the current guidance. For Wesbanco, the amendments are effective for both interim and annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements, as Wesbanco holds no crypto assets.

ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280).” The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. For Wesbanco, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements, but has resulted in additional disclosures within the Notes to the Consolidated Financial Statements related to segment reporting. Please refer to Footnote 14, "Business Segments" for additional information.

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

NOTE 2. MERGERS AND ACQUISITIONS

On February 28, 2025, Wesbanco completed its acquisition of Premier Financial Corp. ("PFC"), a bank holding company headquartered in Defiance, OH. On the acquisition date, PFC had approximately $7.9 billion in assets, excluding goodwill and intangible assets, which included approximately $5.9 billion in portfolio loans and $1.2 billion in investment securities. The PFC acquisition was valued at $1.0 billion, based on Wesbanco's closing stock price per share on February 28, 2025 of $35.07, and resulted in all of PFC's outstanding common shares outstanding immediately prior to the effectiveness of the acquisition, as well as certain of PFC's outstanding equity awards, converting into the right to receive 28,738,104 shares of Wesbanco common stock in the aggregate, of which 20,316,670 were newly issued shares and 8,421,434 were treasury shares. Following completion of the acquisition, PFC shareholders represent approximately 30% of the voting interests in Wesbanco. With the acquisition of PFC, Wesbanco acquired 73 branches and increased its market share in Ohio, while expanding into contiguous markets in northwestern Ohio and Michigan. The assets and liabilities of PFC were recorded on Wesbanco's balance sheets at their preliminary estimated fair values as of February 28, 2025, the acquisition date, and PFC's results of operations have been included in Wesbanco's Consolidated Statements of Income since that date. Based on a preliminary purchase price allocation, Wesbanco recorded $483.4 million in goodwill and $151.5 million in core deposit intangibles in its Community Banking segment, which reflects the expected synergies and economies of scale resulting from the acquisition. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the on-going integration of the operations of PFC, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to PFC since the date of acquisition, as PFC's results cannot be separately identified. For the three months ended March 31, 2025, Wesbanco recorded merger-related expenses of $20.2 million associated with the PFC acquisition.

The preliminary purchase price of the PFC acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	February 28, 2025
Purchase price:
Fair value of Wesbanco shares issued	$1,007,845
Cash consideration for outstanding PFC shares	138
Total purchase price	$1,007,983
Fair value of:
Tangible assets acquired	$7,733,099
Core deposit and other intangible assets acquired	151,514
Liabilities assumed	(7,560,522)
Net cash received in the acquisition	200,495
Fair value of net assets acquired	524,586
Goodwill recognized	$483,397

The PFC acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their respective acquisition date estimated fair values. These estimates were recorded based on initial valuations available at the acquisition date, and these estimates, including initial accounting for deferred taxes, are considered preliminary as of March 31, 2025, and subject to adjustment for up to one year after the acquisition date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the acquisition date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the acquisition date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the valuation amounts presented herein.

The following table presents the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(unaudited, in thousands)	February 28, 2025

Total merger consideration		$1,007,983
Fair value of assets acquired
Cash and due from banks	$200,495
Equity securities	14,601
Available-for-sale debt securities	1,149,986
Loans held for sale	198,971
Net portfolio loans	5,852,123
Premises and equipment	63,391
Accrued interest receivable	33,822
Intangible assets	151,514
Bank-owned life insurance	186,736
Deferred taxes	99,178
Other assets	134,291
Total assets acquired	$8,085,108
Fair value of liabilities assumed
Deposits	$6,873,447
FHLB borrowings	502,028
Subordinated debt and junior subordinated debt	80,606
Accrued interest payable	3,620
Other liabilities	100,821
Total liabilities assumed	$7,560,522
Net assets acquired		$524,586
Goodwill		$483,397

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and due from banks – The carrying amount of these items is a reasonable estimate of their fair value based on the short-term nature of these assets.

Investment securities – The fair value of equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges. The fair value of available-for-sale debt securities are determined by obtaining quoted prices or by using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other similar securities. Valuations of positions that are not traded in active markets, which consist of certain specific private placement municipal debt issues, are generated using assumptions not observable in the market or management’s best estimate for which the credit quality and discount rate must be estimated. The actual sales prices of securities were used as the fair value for those securities sold in March 2025, immediately following the acquisition date, rather than the quoted market price as sales prices were determined to be the best indicator of fair value as of the acquisition date.

Loans held for sale – Commercial loans in the loans held for sale portfolio were recorded at fair value based on estimated bids from third parties. For residential loans held for sale, the use of a valuation model using quoted prices of similar instruments were significant inputs in arriving at the fair value.

Net portfolio loans – A valuation of the portfolio loans was performed by a third party as of the acquisition date to assess the fair value. The portfolio was segmented into three groups, including performing purchased credit deteriorated ("PCD") loans, non-accrual PCD loans and non-PCD loans. The loans were further pooled based on loan type and interest rate terms. The loans were valued at the pool level using a discounted cash flow methodology. The methodology included projecting cash flows based on the contractual terms of the loans and the cash flows were adjusted to reflect credit loss expectations along with prepayments. Discount rates were developed based on the relative risk of the cash flows, taking into consideration the loan type, market rates as of the valuation date, recent originations in the portfolio, credit loss expectations, and liquidity expectations. Lastly, cash flows adjusted for credit loss expectations were discounted to present value and summed to arrive at the fair value of the loans.

Loans acquired in the PFC acquisition were reviewed to identify any that had experienced a more-than-insignificant deterioration in credit quality since origination. Loans that met established criteria indicating such deterioration are classified as purchased credit deteriorated ("PCD") loans. These loans are recorded at the purchase price net of expected allowance for credit losses at the time of acquisition. In addition, a non-credit discount or premium is allocated to the PCD loans based on a valuation by a third-party specialist. Under this method, the acquired PCD loans do not incur a provision for credit losses affecting net income at acquisition. However, changes to the allowance for these PCD loans in subsequent periods would be recognized through the provision for credit losses.

Of the $5.9 billion in loans held for investment acquired from PFC, $5.7 billion were identified as non-PCD and $0.2 billion were identified as PCD. The non-PCD loans have an amortized cost of $6.0 billion and interest and credit marks that total $0.3 billion. The PCD loans are summarized in the following table:

(unaudited, in thousands)
Amortized cost of acquired PCD loans	$220,218
Allowance on PCD at acquisition	(29,069)
Non-credit discount on PCD	(14,092)
Fair value price of PCD loans	$177,057

Premises and equipment - The fair values of premises are based on a market approach by obtaining third-party appraisals and broker opinions of value for land, office and branch space.

Core deposit intangible – The core deposit intangible represents the low cost of funding acquired core deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a cost savings methodology that gave consideration to expected customer attrition rates, net maintenance cost of the deposit base, interest costs associated with customer deposits, and the alternative cost of funds. The estimated fair value was grossed-up for the expected tax amortization benefit. The intangible asset is being amortized over 10 years using an accelerated method, based upon the period over which estimated economic benefits are estimated to be received.

Deposits – The fair values used for demand, savings and money market deposits are equal to the amount payable on demand at the acquisition date. The fair value of time deposits is estimated by discounting the estimated future cash flows using current rates offered for deposits with similar remaining maturities.

FHLB Borrowings – The fair value of Federal Home Loan Bank ("FHLB") advances is estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.

Subordinated debt and junior subordinated debt – The fair value of subordinated debt and junior subordinated debt is estimated by discounting the estimated future cash flows by using comparable corporate bond indices and swap rates from the financial services sector and factoring in the applicable credit spreads and optional early redemption provisions.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities in the acquisition for the period March 1, 2025 to March 31, 2025.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2024. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits, borrowings and long-term debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2024. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition date. The pro forma amounts below do not reflect any adjustments to the provision for credit losses for acquired loans, or the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the acquisition. As a result, actual amounts differed from the unaudited pro forma information presented.

	For the Three Months Ended March 31,
(unaudited, in thousands)	2025 (1)	2024 (2)
Net interest income	$202,271	$188,473
Non interest income	45,324	43,125
Net income	$70,734	$58,560

(1) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $7.9 million for the three months ended March 31, 2025.

(2) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $14.2 million for the three months ended March 31, 2024.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2025	2024
Numerator for both basic and diluted earnings per common share:
Net (loss) income available to common shareholders	$(11,523)	$33,162
Denominator:
Total average basic common shares outstanding	76,830,460	59,382,758
Effect of dilutive stock options and other stock compensation	190,132	140,921
Total diluted average common shares outstanding	77,020,592	59,523,679
(Loss) earnings per common share - basic	$(0.15)	$0.56
(Loss) earnings per common share - diluted	$(0.15)	$0.56

As of March 31, 2025 and 2024, 325,701 and 567,251 options to purchase shares were not included in the diluted share computation for the three months ended March 31, 2025 and 2024, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of March 31, 2025, 24,000 shares were estimated to be awarded under the 2025, 2024 and 2023 total shareholder return ("TSR") plans and were not included in the diluted calculation as stock performance targets had not been met and the effect would be antidilutive. As of March 31, 2024, 12,000 shares were estimated to be awarded under the 2024, 2023 and 2022 TSR plans, as stock performance targets had not been met as of such date and therefore the effect would be antidilutive.

In addition, performance-based restricted stock compensation totaling 92,813 and 87,135 shares were estimated to be awarded as of March 31, 2025 and March 31, 2024, respectively

As previously disclosed, in conjunction with the announcement of the acquisition of PFC, on August 1, 2024, Wesbanco issued 7,272,728 shares of common stock to complete a $200 million common equity capital raise. This equity issuance was primarily to support the pro-forma bank's balance sheet and regulatory capital ratios. As well, 28,738,104 shares were needed as merger consideration to complete the PFC acquisition on February 28, 2025. To accomplish this, Wesbanco used 8,421,434 shares of Treasury stock and 20,316,670 newly-issued shares were issued from unallocated. These shares are included in the average shares outstanding beginning on those dates mentioned. For additional information relating to the PFC acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	March 31, 2025				December 31, 2024
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$195,423	$76	$(45)	$195,454	$146,113	$63	$(63)	$146,113
U.S. Government sponsored entities and agencies	234,563	38	(25,724)	208,877	224,944	—	(30,702)	194,242
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,599,877	2,107	(227,802)	2,374,182	1,850,284	245	(257,088)	1,593,441
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	165,312	48	(3,522)	161,838	235,873	51	(4,142)	231,782
Asset backed securities	70,422	46	(73)	70,395	—	—	—	—
Obligations of states and political subdivisions	85,868	36	(3,202)	82,702	71,919	25	(3,324)	68,620
Corporate debt securities	55,628	70	(103)	55,595	11,974	—	(100)	11,874
Total available-for-sale debt securities	$3,407,093	$2,421	$(260,471)	$3,149,043	$2,541,107	$384	$(295,419)	$2,246,072
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$2,923	$—	$(203)	$2,720	$2,988	$—	$(260)	$2,728
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	31,354	—	(2,236)	29,118	32,803	—	(2,754)	30,049
Obligations of states and political subdivisions	1,093,002	176	(138,283)	954,895	1,098,957	164	(143,130)	955,991
Corporate debt securities	16,097	28	(62)	16,063	18,158	—	(109)	18,049
Total held-to-maturity debt securities (1)	$1,143,376	$204	$(140,784)	$1,002,796	$1,152,906	$164	$(146,253)	$1,006,817
Total debt securities	$4,550,469	$2,625	$(401,255)	$4,151,839	$3,694,013	$548	$(441,672)	$3,252,889
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.1 million and $0.1 million at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025 and December 31, 2024, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $25.6 million and $10.9 million at March 31, 2025 and December 31, 2024, respectively, consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $28.2 million and $13.4 million at March 31, 2025 and December 31, 2024, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at March 31, 2025. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Within one year	$223,288	$223,217
After 1 year through 5 years	197,551	192,936
After 5 years through 10 years	244,932	232,602
After 10 years	2,741,322	2,500,288
Total available-for-sale debt securities	$3,407,093	$3,149,043
Held-to-maturity debt securities
Within one year	$30,590	$30,513
After 1 year through 5 years	136,661	133,541
After 5 years through 10 years	520,245	470,826
After 10 years	455,880	367,916
Total held-to-maturity debt securities	$1,143,376	$1,002,796
Total debt securities	$4,550,469	$4,151,839

Securities with an aggregate carrying value of $3.0 billion and $2.2 billion at March 31, 2025 and December 31, 2024, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities for the three months ended March 31, 2025 totaled $873.8 million. There were no security sales that occurred in the three months ended March 31, 2024. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2025 and December 31, 2024 were $195.7 million and $223.8 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three months ended March 31, 2025 and 2024, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the consolidated income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended March 31,
(unaudited, in thousands)	2025	2024
Debt securities:
Gross realized gains	$201	$—
Gross realized losses	(161)	—
Net gains on debt securities	40	—
Equity securities:
Net unrealized (losses) gains recognized on securities still held	(358)	537
Net securities (losses) gains	$(318)	$537

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.2 million and $8.4 million as of March 31, 2025 and December 31, 2024, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2025 and 2024:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2025 and 2024
		Residential mortgage
		-backed
		securities and
		collateralized
		mortgage obligations	Obligations of
	U.S. Government	of government	states and	Corporate
	sponsored	sponsored entities	political	debt
(unaudited, in thousands)	entities and agencies	and agencies	subdivisions	Securities	Total
Balance at December 31, 2024	$—	$—	$124	$22	$146
Current period provision (1)	—	—	(8)	(1)	(9)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at March 31, 2025	$—	$—	$116	$21	$137
.
Balance at December 31, 2023	$—	$—	$160	$32	$192
Current period provision (1)	—	—	—	(9)	(9)
Write-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance at March 31, 2024	$—	$—	$160	$23	$183

(1) The total provision for credit losses on held-to-maturity securities is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses - loans and loan commitments. For more information on the provision relating to loans and loan commitments, please see Note 5, "Loans and the Allowance for Credit Losses."

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$98,654	$(45)	4	$—	$—	—	$98,654	$(45)	4
U.S. Government sponsored entities and agencies	1,407	(1)	1	194,485	(25,723)	43	195,892	(25,724)	44
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	468,090	(1,596)	70	1,391,481	(226,206)	445	1,859,571	(227,802)	515
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	4,189	(1)	2	140,123	(3,521)	38	144,312	(3,522)	40
Asset backed securities	21,208	(73)	6	—	—	—	21,208	(73)	6
Obligations of states and political subdivisions	25,808	(319)	28	46,331	(2,883)	78	72,139	(3,202)	106
Corporate debt securities	23,252	(59)	17	5,433	(44)	2	28,685	(103)	19
Total	$642,608	$(2,094)	128	$1,777,853	$(258,377)	606	$2,420,461	$(260,471)	734

	December 31, 2024
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$48,846	$(63)	2	$—	$—	—	$48,846	$(63)	2
U.S. Government sponsored entities and agencies	—	—	—	194,242	(30,702)	43	194,242	(30,702)	43
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	149,466	(1,742)	32	1,408,115	(255,346)	447	1,557,581	(257,088)	479
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,919	(7)	1	193,085	(4,135)	50	203,004	(4,142)	51
Obligations of states and political subdivisions	10,728	(133)	8	48,038	(3,191)	84	58,766	(3,324)	92
Corporate debt securities	4,479	(21)	4	7,395	(79)	2	11,874	(100)	6
Total	$223,438	$(1,966)	47	$1,850,875	$(293,453)	626	$2,074,313	$(295,419)	673

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank (“FHLB”) stock totaling $72.7 million and $48.2 million at March 31, 2025 and December 31, 2024, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $12.6 million and $11.9 million at March 31, 2025 and December 31, 2024, respectively. The unaccreted discount on purchased loans from acquisitions was $351.6 million at March 31, 2025 and $10.5 million at December 31, 2024.

	March 31,	December 31,
(unaudited, in thousands)	2025	2024
Commercial real estate:
Land and construction	$1,779,108	$1,352,083
Improved property	8,722,738	5,974,598
Total commercial real estate	10,501,846	7,326,681
Commercial and industrial	2,781,728	1,787,277
Residential real estate	3,930,667	2,520,086
Home equity	1,020,929	821,110
Consumer	438,578	201,275
Total portfolio loans	18,673,748	12,656,429
Loans held for sale	243,281	18,695
Total loans	$18,917,029	$12,675,124

Allowance for Credit Losses

The allowance for credit losses under the current expected credit losses methodology ("CECL") is calculated on non-PCD loans utilizing the probability of default ("PD") divided by the loss given default ("LGD"), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. At March 31, 2025, the primary driver of the change in the allowance model calculation from December 31, 2024 was the initial allowance on the loans acquired in the PFC transaction. At March 31, 2025, the total provision for credit losses on loans and loan commitments for non-PCD loans from the PFC acquisition was $59.4 million and is included in the following table. Also impacting the allowance were adjustments in regional macroeconomic factors and loan concentrations, increases to specific reserves on individually-evaluated loans and an increase in net charge-offs. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.4%, and subsequently increase to an average of 5.0% over the remainder of the forecast period. In addition to the quantitative and qualitative changes noted above, the allowance is reflective of $2.8 million in net charge-offs recorded during the first three months of 2025. Accrued interest receivable for loans was $86.8 million and $62.2 million at March 31, 2025 and December 31, 2024, respectively. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, due to their unique nature, Wesbanco does have a $0.2 million reserve on the accrued interest related to individually-evaluated loans. In addition, Wesbanco also has a $0.1 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. Accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $14.1 million and $13.9 million at March 31, 2025 and December 31, 2024, respectively.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2025 and 2024
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at December 31, 2024
Allowance for credit losses - loans	$8,411	$59,828	$42,398	$21,790	$1,235	$3,391	$1,713	$138,766
Allowance for credit losses - loan commitments	5,105	—	—	1,015	—	—	—	6,120
Total beginning allowance for credit losses - loans and loan commitments	13,516	59,828	42,398	22,805	1,235	3,391	1,713	144,886
Initial allowance for credit losses on acquired PCD loans	177	5,369	16,632	3,192	604	3,095	—	29,069
Provision for credit losses:
Provision for loan losses	2,747	29,364	20,316	7,739	663	7,386	338	68,553
Provision for loan commitments	511	—	—	(183)	—	11	—	339
Total provision for credit losses - loans and loan commitments (2)	3,258	29,364	20,316	7,556	663	7,397	338	68,892
Charge-offs	—	(33)	(1,020)	(221)	(493)	(1,822)	(416)	(4,005)
Recoveries	—	15	437	125	156	386	115	1,234
Net (charge-offs) recoveries (3)	—	(18)	(583)	(96)	(337)	(1,436)	(301)	(2,771)
Balance at March 31, 2025
Allowance for credit losses - loans	11,335	94,543	78,763	32,625	2,165	12,436	1,750	233,617
Allowance for credit losses - loan commitments	5,616	—	—	832	—	11	—	6,459
Total ending allowance for credit losses - loans and loan commitments	$16,951	$94,543	$78,763	$33,457	$2,165	$12,447	$1,750	$240,076

Balance at December 31, 2023
Allowance for credit losses - loans	$7,123	$59,351	$36,644	$21,218	$1,017	$3,956	$1,366	$130,675
Allowance for credit losses - loan commitments	6,894	—	429	1,276	5	—	—	8,604
Total beginning allowance for credit losses - loans and loan commitments	14,017	59,351	37,073	22,494	1,022	3,956	1,366	139,279
Provision for credit losses:
Provision for loan losses	858	(3,621)	5,806	650	25	538	194	4,450
Provision for loan commitments	(568)	—	124	9	6	—	—	(429)
Total provision for credit losses - loans and loan commitments (2)	290	(3,621)	5,930	659	31	538	194	4,021
Charge-offs	(813)	(58)	(4,810)	(135)	(216)	(1,098)	(453)	(7,583)
Recoveries	—	432	401	34	198	455	128	1,648
Net (charge-offs) recoveries	(813)	374	(4,409)	(101)	(18)	(643)	(325)	(5,935)
Balance at March 31, 2024
Allowance for credit losses - loans	7,168	56,104	38,041	21,767	1,024	3,851	1,235	129,190
Allowance for credit losses - loan commitments	6,326	—	553	1,285	11	—	—	8,175
Total ending allowance for credit losses - loans and loan commitments	$13,494	$56,104	$38,594	$23,052	$1,035	$3,851	$1,235	$137,365

(1) Deposit overdrafts of $3.9 million and $4.1 million are included in total portfolio loans for the periods ending March 31, 2025 and March 31, 2024, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 4, "Securities."

(3) The charge-offs on the acquired PFC loan portfolio prior to the acquisition were $21.8 million.

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
March 31, 2025
Allowance for credit losses:
Loans individually-evaluated	$—	$18,095	$6,014	$—	$—	$—	$—	$24,109
Loans collectively-evaluated	11,335	76,448	72,749	32,625	2,165	12,436	1,750	209,508
Loan commitments (2)	5,616	—	—	832	—	11	—	6,459
Total allowance for credit losses - loans and commitments	$16,951	$94,543	$78,763	$33,457	$2,165	$12,447	$1,750	$240,076

Portfolio loans:
Individually-evaluated for credit losses	$—	$41,090	$6,965	$—	$—	$—	$—	$48,055
Collectively-evaluated for credit losses	1,779,108	8,681,648	2,774,763	3,930,667	1,020,929	438,578	—	18,625,693
Total portfolio loans	$1,779,108	$8,722,738	$2,781,728	$3,930,667	$1,020,929	$438,578	$—	$18,673,748

December 31, 2024
Allowance for credit losses:
Loans individually-evaluated	$—	$12,461	$5,353	$—	$—	$—	$—	$17,814
Loans collectively-evaluated	8,411	47,367	37,045	21,790	1,235	3,391	1,713	120,952
Loan commitments (2)	5,105	—	—	1,015	—	—	—	6,120
Total allowance for credit losses - loans and commitments	$13,516	$59,828	$42,398	$22,805	$1,235	$3,391	$1,713	$144,886

Portfolio loans:
Individually-evaluated for credit losses	$—	$45,224	$7,116	$—	$—	$—	$—	$52,340
Collectively-evaluated for credit losses	1,352,083	5,929,374	1,780,161	2,520,086	821,110	201,275	—	12,604,089
Total portfolio loans	$1,352,083	$5,974,598	$1,787,277	$2,520,086	$821,110	$201,275	$—	$12,656,429

(1) Deposit overdrafts of $3.9 million and $13.8 million are included in total portfolio loans for the periods ending March 31, 2025 and December 31, 2024, respectively.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2025
Pass	$1,732,773	$8,296,034	$2,634,696	$12,663,503
Criticized - compromised	44,847	309,529	116,243	470,619
Classified - substandard	1,488	117,175	30,789	149,452
Classified - doubtful	—	—	—	—
Total	$1,779,108	$8,722,738	$2,781,728	$13,283,574

As of December 31, 2024
Pass	$1,347,374	$5,690,606	$1,721,309	$8,759,289
Criticized - compromised	3,873	189,322	48,805	242,000
Classified - substandard	836	94,670	17,163	112,669
Classified - doubtful	—	—	—	—
Total	$1,352,083	$5,974,598	$1,787,277	$9,113,958

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $42.3 million at March 31, 2025 and $23.3 million at December 31, 2024, of which $5.2 million and $4.5 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $39.1 million and $36.1 million of unfunded commercial loan commitments are also not included in the tables above at March 31, 2025 and December 31, 2024, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of March 31, 2025
Commercial real estate:
Land and construction	$1,772,867	$4,832	$1,376	$33	$6,241	$1,779,108	$33
Improved property	8,663,107	30,841	4,057	24,733	59,631	8,722,738	4,897
Total commercial real estate	10,435,974	35,673	5,433	24,766	65,872	10,501,846	4,930
Commercial and industrial	2,759,808	6,560	3,958	11,402	21,920	2,781,728	587
Residential real estate	3,896,052	6,984	9,319	18,312	34,615	3,930,667	2,813
Home equity	1,006,045	6,422	2,332	6,130	14,884	1,020,929	1,803
Consumer	427,484	5,963	1,849	3,282	11,094	438,578	601
Total portfolio loans	18,525,363	61,602	22,891	63,892	148,385	18,673,748	10,734
Loans held for sale	243,281	—	—	—	—	243,281	—
Total loans	$18,768,644	$61,602	$22,891	$63,892	$148,385	$18,917,029	$10,734

Nonperforming loans included above are as follows:
Non-accrual loans	$13,593	$10,533	$4,205	$53,158	$67,896	$81,489

As of December 31, 2024
Commercial real estate:
Land and construction	$1,351,251	$832	$—	$—	$832	$1,352,083	$—
Improved property	5,935,163	7,646	8,148	23,641	39,435	5,974,598	5,561
Total commercial real estate	7,286,414	8,478	8,148	23,641	40,267	7,326,681	5,561
Commercial and industrial	1,772,832	957	8,872	4,616	14,445	1,787,277	3,498
Residential real estate	2,506,959	1,483	3,523	8,121	13,127	2,520,086	2,489
Home equity	806,025	7,420	3,043	4,622	15,085	821,110	1,150
Consumer	195,082	3,916	1,384	893	6,193	201,275	857
Total portfolio loans	12,567,312	22,254	24,970	41,893	89,117	12,656,429	13,555
Loans held for sale	18,695	—	—	—	—	18,695	—
Total loans	$12,586,007	$22,254	$24,970	$41,893	$89,117	$12,675,124	$13,555

Nonperforming loans included above are as follows:
Non-accrual loans	$10,117	$684	$613	$28,338	$29,635	$39,752

The following tables summarize nonperforming loans:

	Nonperforming Loans
	March 31, 2025			December 31, 2024
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$—	$—	$—	$—
Improved property	27,029	24,065	—	17,489	15,918	—
Commercial and industrial	11,318	10,244	—	2,896	1,897	—
Residential real estate	32,857	26,002	—	17,200	12,524	—
Home equity	10,408	7,756	—	8,284	6,208	—
Consumer	3,935	3,345	—	140	87	—
Total nonperforming loans without a specific allowance	85,547	71,412	—	46,009	36,634	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	3,118	3,118	2,107	3,118	3,118	516
Commercial and industrial	6,959	6,959	6,014	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	10,077	10,077	8,121	3,118	3,118	516
Total nonperforming loans	$95,624	$81,489	$8,121	$49,127	$39,752	$516

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended
	March 31, 2025		March 31, 2024
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$—	$—	$105	$—
Improved property	19,992	—	11,540	—
Commercial and industrial	6,071	—	2,303	—
Residential real estate	19,263	—	11,131	—
Home equity	6,982	—	4,723	—
Consumer	1,716	—	62	—
Total nonperforming loans without a specific allowance	54,024	—	29,864	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	3,118	—	—	—
Commercial and industrial	3,480	—	—	—
Total nonperforming loans with a specific allowance	6,598	—	—	—
Total nonperforming loans	$60,622	$—	$29,864	$—

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
	March 31,	December 31,
(unaudited, in thousands)	2025	2024
Commercial real estate:
Land and construction	$—	$—
Improved property	27,183	19,036
Total commercial real estate	27,183	19,036
Commercial and industrial	17,203	1,897
Residential real estate	26,002	12,524
Home equity	7,756	6,208
Consumer	3,345	87
Total	$81,489	$39,752

(1) At March 31, 2025, there were twelve borrowers with a loan balance greater than $1.0 million, which totaled $34.7 million, as compared to six borrowers with a loan balance greater than $1.0 million totaling $13.1 million at December 31, 2024. At March 31, 2025, total non-accrual loans included approximately $26.9 million from the PFC acquisition. Total non-accrual loans may include loans that are also restructured for borrowers experiencing financial difficulty. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty

Tables in the following section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the three months ended March 31, 2025 and 2024 presented by loan category:

	For the Three Months Ended March 31, 2025
(unaudited, in thousands)	Term Extension	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$24,217	$—	$—	$24,217	1.4
Commercial real estate - improved property	16,887	1,507	250	18,644	0.2
Commercial and industrial	5,258	106	—	5,364	0.2
Residential real estate	—	496	—	496	—
Home equity	—	435	—	435	—
Consumer	—	144	—	144	—
Total	$46,362	$2,688	$250	$49,300	0.3

	For the Three Months Ended March 31, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Term Extension and Rate Reduction	Total	Percent of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	$—	—
Commercial real estate - improved property	24,989	—	—	24,989	0.4
Commercial and industrial	—	41	—	41	—
Residential real estate	—	579	—	579	—
Home equity	—	350	—	350	—
Consumer	—	124	—	124	0.1
Total	$24,989	$1,094	$—	$26,083	0.2

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty ("MBEFDs") totaled $1.0 million for loans modified during the three months ended March 31, 2025 and $0.5 million for loans modified during the twelve months ended December 31, 2024. These commitments are not included in the tables above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the three months ended March 31, 2025 and 2024, presented by loan category:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	6	—
Commercial real estate - improved property	9	9
Commercial and industrial	14	—
Residential real estate	—	—
Home equity	—	—
Consumer	—	—

The following table summarizes loans with MBEFDs which defaulted (defined as 90 days past due) within 12 months of the loan being modified during the three months ended March 31, 2025 and 2024. Modified loans, including those that have defaulted, are already included in the allowance for credit losses through the various methodologies used to estimate the allowance. As such, no modification to the allowance is recorded specifically due to a modified loan subsequently defaulting.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2025			March 31, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	3,469	—	3,469	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	9	9	—	—	—
Consumer	—	38	38	—	—	—
Total loans that subsequently defaulted (1)	$3,469	$47	$3,516	$—	$—	$—

The following table presents an aging analysis of portfolio loans by loan category that were modified during the twelve months prior to March 31, 2025 and March 31, 2024.

	March 31, 2025
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$832	$—	$832	$24,218	$25,050
Commercial real estate - improved property	4,436	3,468	7,997	15,901	77,101	93,002
Commercial and industrial	7	31	6,995	7,033	5,749	12,782
Residential real estate	834	—	520	1,354	2,015	3,369
Home equity	248	131	242	621	862	1,483
Consumer	—	16	80	96	216	312
Total modified loans (1)	$5,525	$4,478	$15,834	$25,837	$110,161	$135,998

	March 31, 2024
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	—	—	29,041	29,041
Commercial and industrial	—	—	41	41	8,531	8,572
Residential real estate	37	68	170	275	1,200	1,475
Home equity	14	—	233	247	1,016	1,263
Consumer	39	33	9	81	380	461
Total modified loans (1)	$90	$101	$453	$644	$40,168	$40,812

(1) Represents balance at period end.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of March 31, 2025
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$24,892	$373,474	$493,485	$410,229	$81,416	$118,871	$125,322	$105,084	$1,732,773
Criticized - compromised	—	1,771	2,434	25,287	12,625	1,039	157	1,534	44,847
Classified - substandard	—	—	—	—	—	656	—	832	1,488
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$24,892	$375,245	$495,919	$435,516	$94,041	$120,566	$125,479	$107,450	$1,779,108
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate: improved property
Risk rating:
Pass	$170,601	$653,220	$587,412	$1,633,209	$977,864	$3,342,086	$275,900	$655,742	$8,296,034
Criticized - compromised	—	8,059	21,021	38,561	29,305	135,051	482	77,050	309,529
Classified - substandard	250	19,673	6,409	30,279	4,465	48,900	1,576	5,623	117,175
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$170,851	$680,952	$614,842	$1,702,049	$1,011,634	$3,526,037	$277,958	$738,415	$8,722,738
Current-period gross charge-offs	$—	$—	$—	$—	$—	$15	$—	$18	$33

Commercial and industrial
Risk rating:
Pass	$70,478	$306,508	$216,220	$394,267	$223,356	$378,733	$918,531	$126,603	$2,634,696
Criticized - compromised	249	9,598	9,593	9,406	8,920	13,879	57,597	7,001	116,243
Classified - substandard	—	1,819	254	4,530	2,908	4,123	9,300	7,855	30,789
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$70,727	$317,925	$226,067	$408,203	$235,184	$396,735	$985,428	$141,459	$2,781,728
Current-period gross charge-offs	$—	$—	$461	$84	$314	$54	$—	$107	$1,020

Residential real estate
Loan delinquency:
Current	$36,970	$245,025	$289,426	$772,299	$665,505	$1,107,935	$—	$778,892	$3,896,052
30-59 days past due	—	67	—	—	1,391	4,796	—	730	6,984
60-89 days past due	—	579	430	1,675	1,198	5,437	—	—	9,319
90 days or more past due	—	586	1,849	3,057	1,976	9,042	—	1,802	18,312
Total	$36,970	$246,257	$291,705	$777,031	$670,070	$1,127,210	$—	$781,424	$3,930,667
Current-period gross charge-offs	$—	$11	$50	$17	$2	$70	$—	$71	$221

Home equity
Loan delinquency:
Current	$11,847	$1,524	$1,985	$2,827	$1,472	$39,175	$945,852	$1,363	$1,006,045
30-59 days past due	154	289	256	628	287	1,627	3,166	15	6,422
60-89 days past due	—	264	240	723	185	790	101	29	2,332
90 days or more past due	—	402	894	919	388	2,993	340	194	6,130
Total	$12,001	$2,479	$3,375	$5,097	$2,332	$44,585	$949,459	$1,601	$1,020,929
Current-period gross charge-offs	$—	$—	$221	$89	$8	$172	$3	$—	$493

Consumer
Loan delinquency:
Current	$26,981	$101,819	$91,213	$107,448	$34,857	$37,006	$28,160	$—	$427,484
30-59 days past due	47	846	1,290	1,978	685	1,110	7	—	5,963
60-89 days past due	—	439	432	601	268	109	—	—	1,849
90 days or more past due	—	512	753	1,201	457	359	—	—	3,282
Total	$27,028	$103,616	$93,688	$111,228	$36,267	$38,584	$28,167	$—	$438,578
Current-period gross charge-offs	$—	$532	$341	$540	$283	$126	$—	$—	$1,822

	Loans As of December 31, 2024
	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$245,699	$403,923	$249,690	$84,527	$21,316	$52,485	$145,032	$144,702	$1,347,374
Criticized - compromised	1,746	—	1,096	—	—	10	376	645	3,873
Classified - substandard	—	—	—	—	—	4	—	832	836
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$247,445	$403,923	$250,786	$84,527	$21,316	$52,499	$145,408	$146,179	$1,352,083
Current-period gross charge-offs	$—	$813	$—	$—	$—	$—	$—	$—	$813

Commercial real estate: improved property
Risk rating:
Pass	$542,333	$472,746	$1,038,745	$543,212	$512,916	$1,897,950	$200,572	$482,132	$5,690,606
Criticized - compromised	365	28,204	5,188	13,590	6,733	39,845	825	94,572	189,322
Classified - substandard	19,746	1,836	23,393	1,186	9,952	36,142	623	1,792	94,670
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$562,444	$502,786	$1,067,326	$557,988	$529,601	$1,973,937	$202,020	$578,496	$5,974,598
Current-period gross charge-offs	$—	$—	$75	$7	$—	$855	$—	$—	$937

Commercial and industrial
Risk rating:
Pass	$225,344	$139,460	$206,252	$106,446	$48,285	$250,438	$616,831	$128,253	$1,721,309
Criticized - compromised	217	7,335	3,337	921	1,597	7,660	20,464	7,274	48,805
Classified - substandard	1,494	382	1,158	1,225	65	2,639	2,460	7,740	17,163
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$227,055	$147,177	$210,747	$108,592	$49,947	$260,737	$639,755	$143,267	$1,787,277
Current-period gross charge-offs	$48	$648	$1,048	$228	$162	$1,029	$1	$7,369	$10,533

Residential real estate
Loan delinquency:
Current	$201,454	$195,121	$323,588	$397,596	$168,526	$471,081	$—	$749,593	$2,506,959
30-59 days past due	—	—	—	—	—	1,483	—	—	1,483
60-89 days past due	—	—	—	319	37	2,763	—	404	3,523
90 days or more past due	—	219	838	128	204	5,237	—	1,495	8,121
Total	$201,454	$195,340	$324,426	$398,043	$168,767	$480,564	$—	$751,492	$2,520,086
Current-period gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$58	$308

Home equity
Loan delinquency:
Current	$11,504	$1,857	$2,220	$969	$2,623	$22,444	$763,157	$1,251	$806,025
30-59 days past due	—	167	530	65	88	1,226	5,166	178	7,420
60-89 days past due	—	656	1,170	346	—	636	91	144	3,043
90 days or more past due	—	927	795	235	363	2,045	112	145	4,622
Total	$11,504	$3,607	$4,715	$1,615	$3,074	$26,351	$768,526	$1,718	$821,110
Current-period gross charge-offs	$—	$355	$132	$65	$35	$260	$28	$119	$994

Consumer
Loan delinquency:
Current	$51,073	$55,821	$36,994	$11,744	$5,640	$9,270	$24,540	$—	$195,082
30-59 days past due	774	1,225	765	602	205	197	148	—	3,916
60-89 days past due	271	327	517	161	51	57	—	—	1,384
90 days or more past due	320	235	123	116	34	65	—	—	893
Total	$52,438	$57,608	$38,399	$12,623	$5,930	$9,589	$24,688	$—	$201,275
Current-period gross charge-offs	$382	$1,578	$1,466	$497	$166	$313	$—	$—	$4,402

The following table summarizes other real estate owned and repossessed assets included in other assets:

	March 31,	December 31,
(unaudited, in thousands)	2025	2024
Other real estate owned	$1,310	$649
Repossessed assets	544	203
Total other real estate owned and repossessed assets	$1,854	$852

Residential real estate loans included in other real estate totaled $0.7 million and $0 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, formal foreclosure proceedings were in process on residential real estate loans totaling $16.8 million and $4.0 million, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Wesbanco’s Consolidated Balance Sheets include goodwill of $1.6 billion and $1.1 billion as of March 31, 2025 and December 31, 2024, all of which relates to the Community Banking segment. Wesbanco’s other intangible assets of $174.5 million and $27.3 million at March 31, 2025 and December 31, 2024, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. The increases to goodwill and other intangible assets in the first quarter of 2025 are specific to the PFC acquisition, which contributed $483.4 million in goodwill and $151.5 million in other intangible assets. Amortization of core deposit and customer list intangible assets totaled $4.2 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. Wesbanco completed its annual quantitative goodwill impairment evaluation as of November 30, 2024, and concluded that there were no indications of impairment. In addition, as there were no significant changes in market conditions, consolidated operating results or forecasted future results after November 30, 2024, it was concluded that at both December 31, 2024 and March 31, 2025, there were also no indications of impairment. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2024 and March 31, 2025.

The following table shows Wesbanco’s capitalized other intangible assets and related accumulated amortization:

	March 31,	December 31,
(unaudited, in thousands)	2025	2024
Other intangible assets:
Gross carrying amount	$249,785	$98,271
Accumulated amortization	(75,240)	(71,016)
Net carrying amount of other intangible assets	$174,545	$27,255

The following table shows the amortization on Wesbanco’s other intangible assets for each of the next five years, and in the aggregate thereafter, as of March 31, 2025 (unaudited, in thousands):

Year	Amount
2025	$26,508
2026	30,556
2027	25,912
2028	21,676
2029	16,859
2030 and thereafter	53,034
Total	$174,545

NOTE 7. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be variable interest entities ("VIEs") as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of March 31, 2025 and December 31, 2024, Wesbanco had $76.8 million and $38.2 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $30.2 million and $19.0 million at March 31, 2025 and December 31, 2024, respectively, within other liabilities on the Consolidated Balance Sheets. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the three months ended March 31, 2025 and 2024 was $1.9 million and $1.2 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits, which are projected to total $10.2 million for 2025, and totaled $4.3 million for 2024, which are also included in income tax expense.

Wesbanco is also a limited partner in three other limited partnerships as of March 31, 2025. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of March 31, 2025 and December 31, 2024, Wesbanco had $4.8 million and $2.9 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income for the three months ended March 31, 2025 and 2024 of $5 thousand and $12 thousand, respectively.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of March 31, 2025 (unaudited, in thousands):

Year (unaudited, in thousands)	Amount
2025	$11,279
2026	9,445
2027	3,285
2028	1,469
2029	1,409
2030 and thereafter	3,267
Total	$30,154

NOTE 8. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

Wesbanco is exposed to certain risks arising from both its business operations and economic conditions. Wesbanco principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Wesbanco manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. Wesbanco’s existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Wesbanco’s assets or liabilities. Wesbanco manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. A matched book is when the assets and liabilities of Wesbanco Bank, Inc., Wesbanco's banking subsidiary (the "Bank") are equally distributed but also have similar maturities.

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of March 31, 2025 and December 31, 2024, Wesbanco had 321 and 293 customer interest rate swaps and caps with an aggregate notional amount of $2.1 billion and $1.9 billion, respectively, related to this program. Wesbanco recognized income for the related swap and cap fees of $2.0 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of March 31, 2025 and December 31, 2024, Wesbanco had 29 and 24 risk participation-in agreements with an aggregate notional amount of $275.0 million and $233.8 million, respectively. As of March 31, 2025 and December 31, 2024, Wesbanco had eight risk participation-out agreements with an aggregate notional amount of $67.5 million and $67.7 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $294.0 million and $29.0 million at March 31, 2025 and December 31, 2024, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$2,085,861	$66,947	$67,833	$1,906,520	$72,343	$72,204
Other contracts:
Interest rate lock commitments	48,329	1,218	—	15,476	—	41
Forward TBA contracts	294,000	—	345	29,000	115	—
Total derivatives		$68,165	$68,178		$72,458	$72,245

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three months ended March 31, 2025 and 2024, respectively.

		For the Three Months Ended March 31,
(unaudited, in thousands)	Location of Gain/(Loss)	2025	2024
Interest rate swaps and caps	Net swap fee and valuation income	$(1,009)	$798
Interest rate lock commitments	Mortgage banking income	1,259	(26)
Forward TBA contracts	Mortgage banking income	(498)	48
Total		$(248)	$820

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. If Wesbanco had breached any of these provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties. In certain market situations, Wesbanco can also request collateral from the derivative counterparties. Due to the current higher interest rate environment, Wesbanco is holding net cash collateral from various derivative counterparties totaling $15.2 million and $42.6 million, within interest bearing deposit accounts as of March 31, 2025 and December 31, 2024, respectively.

NOTE 9. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2025	2024
Service cost – benefits earned during year	$264	$330
Interest cost on projected benefit obligation	758	1,603
Expected return on plan assets	(1,585)	(2,599)
Amortization of prior service cost	(9)	(9)
Amortization of net (gain) loss	(48)	21
Net periodic pension income	$(620)	$(654)

The service cost of $0.3 million for both the three months ended March 31, 2025 and 2024, respectively, is included in salaries and wages, and periodic pension income of $0.9 million and $1.0 million for the three months ended March 31, 2025 and 2024, is included in employee benefits.

The Plan covers all employees of Wesbanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $3.3 million is due in 2025, which can be offset in whole or in part by the Plan's $64.7 million available credit balance. Wesbanco currently does not expect to make a voluntary contribution to the Plan in 2025.

NOTE 10. FAIR VALUE MEASUREMENT

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

		March 31, 2025
		Fair Value Measurements Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2025	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$28,217	$28,217	$—	$—
Available-for-sale debt securities
U.S. Treasury	195,454	195,454	—	—
U.S. Government sponsored entities and agencies	208,877	—	208,877	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,374,182	—	2,374,182	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	161,838	—	161,838	—
Asset backed securities	70,395	—	70,395	—
Obligations of states and political subdivisions	82,702	—	80,007	2,695
Corporate debt securities	55,595	—	55,595	—
Total available-for-sale debt securities	$3,149,043	$195,454	$2,950,894	$2,695
Loans held for sale	243,281	—	243,281	—
Other assets - interest rate swaps	66,947	—	66,947	—
Total assets recurring fair value measurements	$3,487,488	$223,671	$3,261,122	$2,695
Other liabilities - interest rate swaps	$67,833	$—	$67,833	$—
Total liabilities recurring fair value measurements	$67,833	$—	$67,833	$—
Nonrecurring fair value measurements
Collateral dependent loans	$19,044	$—	$—	$19,044
Other real estate owned and repossessed assets	1,854	—	—	1,854
Total nonrecurring fair value measurements	$20,898	$—	$—	$20,898

		December 31, 2024
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2024	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,427	$13,427	$—	$—
Available-for-sale debt securities
U.S. Treasury	146,113	146,113	—	—
U.S. Government sponsored entities and agencies	194,242	—	194,242	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,593,441	—	1,593,441	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	231,782	—	231,782	—
Obligations of states and political subdivisions	68,620	—	67,536	1,084
Corporate debt securities	11,874	—	11,874	—
Total available-for-sale debt securities	$2,246,072	$146,113	$2,098,875	$1,084
Loans held for sale	18,695	—	18,695	—
Other assets - interest rate swaps	72,343	—	72,343	—
Total assets recurring fair value measurements	$2,350,537	$159,540	$2,189,913	$1,084
Other liabilities - interest rate swaps	$72,204	$—	$72,204	$—
Total liabilities recurring fair value measurements	$72,204	$—	$72,204	$—
Nonrecurring fair value measurements
Collateral dependent loans	$17,525	$—	$—	$17,525
Other real estate owned and repossessed assets	852	—	—	852
Total nonrecurring fair value measurements	$18,377	$—	$—	$18,377

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three months ended March 31, 2025 or for the year ended December 31, 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
March 31, 2025
Collateral dependent loans	$19,044	Appraisal of collateral (1)	Appraisal adjustments (2)	(14.7%)-(20.8%)/(17.3%)
			Liquidation expenses (2)	(6.3%)-(8.0%)/(7.4%)
Other real estate owned and repossessed assets	$1,854	Appraisal of collateral (1), (3)
December 31, 2024
Collateral dependent loans	$17,525	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	$852	Appraisal of collateral (1), (3)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			March 31, 2025
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$1,091,715	$1,091,715	$1,091,715	$—	$—
Equity securities	28,217	28,217	28,217	—	—
Available-for-sale debt securities	3,149,043	3,149,043	—	3,146,348	2,695
Net held-to-maturity debt securities	1,143,239	1,002,796	—	1,002,596	200
Net loans	18,440,131	18,029,036	—	—	18,029,036
Loans held for sale	243,281	243,281	—	243,281	—
Other assets - interest rate derivatives	66,947	66,947	—	66,947	—
Accrued interest receivable	108,778	108,778	108,778	—	—

Financial Liabilities
Deposits	21,292,395	21,273,660	18,263,502	3,010,158	—
Federal Home Loan Bank borrowings	1,476,511	1,477,146	—	1,477,146	—
Other borrowings	147,804	133,656	133,656	—	—
Subordinated debt and junior subordinated debt	360,156	342,315	—	342,315	—
Other liabilities - interest rate derivatives	67,833	67,833	—	67,833	—
Accrued interest payable	26,570	26,570	26,570	—	—

			Fair Value Measurements at
			December 31, 2024
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$568,137	$568,137	$568,137	$—	$—
Equity securities	13,427	13,427	13,427	—	—
Available-for-sale debt securities	2,246,072	2,246,072	—	2,244,988	1,084
Net held-to-maturity debt securities	1,152,760	1,006,817	—	1,006,617	200
Net loans	12,517,663	12,042,064	—	—	12,042,064
Loans held for sale	18,695	18,695	—	18,695	—
Other assets - interest rate derivatives	72,343	72,343	—	72,343	—
Accrued interest receivable	78,324	78,324	78,324	—	—

Financial Liabilities
Deposits	14,133,717	14,121,315	12,406,785	1,714,530	—
Federal Home Loan Bank borrowings	1,000,000	1,000,371	—	1,000,371	—
Other borrowings	192,073	180,372	180,372	—	—
Subordinated debt and junior subordinated debt	279,308	262,101	—	262,101	—
Other liabilities - interest rate derivatives	72,204	72,204	—	72,204	—
Accrued interest payable	14,228	14,228	14,228	—	—

The following methods and assumptions were used to measure the fair value of financial instruments recorded at cost on Wesbanco’s consolidated balance sheets (please refer to Footnote 2, "Mergers and Acquisitions" for the methods and assumptions used specifically for the valuation of PFC's assets and liabilities at the acquisition date):

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

NOTE 11. REVENUE RECOGNITION

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three months ended March 31, 2025 and 2024, respectively:

	Point of Revenue	For the Three Months Ended March 31,
(unaudited, in thousands)	Recognition	2025	2024
Revenue Streams
Trust fees
Trust account fees	Over time	$6,673	$6,099
WesMark fees	Over time	2,024	1,983
Total trust fees		8,697	8,082
Service charges on deposits
Commercial banking fees	Over time	1,937	1,188
Personal service charges	At a point in time and over time	6,650	5,596
Total service charges on deposits		8,587	6,784
Net securities brokerage revenue
Annuity commissions	At a point in time	1,987	1,972
Equity and debt security trades	At a point in time	124	80
Managed money	Over time	327	254
Trail commissions	Over time	262	242
Total net securities brokerage revenue		2,701	2,548

Payment processing fees (1)	At a point in time and over time	891	829
Digital banking income	At a point in time	5,404	4,704
Net swap fee and valuation income (2)	At a point in time	961	1,563
Mortgage banking income	At a point in time	1,140	693
Net (loss) gain on other real estate owned and other assets	At a point in time and over time	(40)	154

(1)
Included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying swaps is not within the scope of ASC 606, and totaled (losses) gains of $(1.0) million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 12. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the three months ended March 31, 2025 and 2024 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2024	$5,124	$(223,756)	$(218,632)
Other comprehensive income before reclassifications	—	28,136	28,136
Amounts reclassified from accumulated other comprehensive income	(128)	(86)	(214)
Period change	(128)	28,050	27,922
Balance at March 31, 2025	$4,996	$(195,706)	$(190,710)

Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)
Other comprehensive income before reclassifications	—	(8,118)	(8,118)
Amounts reclassified from accumulated other comprehensive income	(52)	(59)	(111)
Period change	(52)	(8,177)	(8,229)
Balance at March 31, 2024	$6,463	$(241,385)	$(234,922)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2025 and 2024:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2025	2024
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$(40)	$—	Net securities gains/(losses) (Non-interest income)
Related income tax effect ⁽²⁾	(46)	(59)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(86)	(59)

Defined benefit plans (3):
Amortization of net gain and prior service costs	(172)	(101)	Employee benefits (Non-interest expense)
Related income tax effect ⁽²⁾	44	49	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(128)	(52)
Total reclassifications for the period	$(214)	$(111)

(1)
For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 4, “Securities.”
(2)
Income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.
(3)
Included in the computation of net periodic pension cost. See Note 9, “Benefit Plans” for additional detail.

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $6.5 million and $6.1 million at March 31, 2025 and December 31, 2024, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.2 million as of March 31, 2025 and December 31, 2024.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2025	2024
Lines of credit	$4,739,420	$3,960,185
Loans approved but not closed	716,161	365,529
Overdraft limits	533,204	387,591
Letters of credit	54,775	47,879
Contingent obligations and other guarantees	16,558	16,574

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

The market value of trust assets totaled approximately $7.0 billion and $5.6 billion at March 31, 2025 and 2024, respectively. These assets are held by Wesbanco in fiduciary or agency capacities and are not included as assets on Wesbanco’s Consolidated Balance Sheets. Therefore, substantially all of Wesbanco’s assets are attributable to the community banking segment.

The following tables present selected financial information with respect to Wesbanco’s business segments for the three months ended March 31, 2025 and 2024 as received and reviewed on a regular basis by the CODM:

(in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For The Three Months Ended March 31, 2025:
Interest and dividend income	$253,232	$—	$—
Less: Interest expense (1)	89,649	935	4,129
Net interest income	163,583	(935)	(4,129)
Less: Provision for credit losses	68,883	—	—
Net interest income after provision for credit losses	94,700	(935)	(4,129)
Non-interest income:
Trust fees	—	6,673	—
WesMark fees	—	2,024	—
Service charges on deposits	8,587	—	—
Digital banking income	5,404	—	—
Net swap fee and valuation income	961	—	—
Net securities brokerage revenue	2,701	—	—
Net insurance services revenue	955	—	—
Bank-owned life insurance	3,428	—	—
Payment processing fees	891	—	—
Net securities losses	(318)	—	—
Net loss on other real estate owned and other assets	(40)	—	—
Mortgage banking income	1,140	—	—
Other income	2,250	—	9
Total revenues	$120,659	$7,762	$(4,120)	$124,301

Less (2):
Salaries and wages	46,615	1,962	—
Employee benefits	12,490	480	—
Net occupancy (3)	7,721	57	—
Equipment and software (4)	12,993	57	—
Miscellaneous taxes	4,233	1	—
Professional services	3,655	138	1,825
Marketing	2,362	20	—
FDIC insurance	4,187	—	—
Supplies	1,685	53	—
Telecommunications	1,210	—	—
General administration	1,370	28	130
Merger-related and restructuring	13,691	—	6,319
Amortization of intangibles	4,183	40	—
Corporate overhead expenses (5)	—	1,580	—
Other segment items (6)	4,886	31	(36)
Segment (loss) profit before provision for income taxes	(622)	3,315	(12,358)
Provision for income taxes	109	696	(1,478)
Segment (loss) profit	$(731)	$2,619	$(10,880)	$(8,992)

Reconciliation of segment (loss) profit
Preferred stock dividends				(2,531)
Net loss available to common shareholders				$(11,523)

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $1.9 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $2.4 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

(in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For The Three Months Ended March 31, 2024:
Interest and dividend income	$195,333	$—	$—
Less: Interest expense (1)	76,264	1,028	4,075
Net interest income	119,069	(1,028)	(4,075)
Less: Provision for credit losses	4,014	—	—
Net interest income after provision for credit losses	115,055	(1,028)	(4,075)
Non-interest income:
Trust fees	—	6,099	—
WesMark fees	—	1,983	—
Service charges on deposits	6,784	—	—
Digital banking income	4,704	—	—
Net swap fee and valuation income	1,563	—	—
Net securities brokerage revenue	2,548	—	—
Net insurance services revenue	944	—	—
Bank-owned life insurance	2,067	—	—
Payment processing fees	829	—	—
Net securities gains	537	—	—
Net gain on other real estate owned and other assets	154	—	—
Mortgage banking income	693	—	—
Other income	1,724	—	—
Total revenues	$137,602	$7,054	$(4,075)	$140,581

Less (2):
Salaries and wages	41,145	1,852	—
Employee benefits	11,700	484	—
Net occupancy (3)	6,571	52	—
Equipment and software (4)	10,001	7	—
Miscellaneous taxes	3,159	3	—
Professional services	3,004	76	1,922
Marketing	1,870	15	—
FDIC insurance	3,448	—	—
Supplies	1,296	42	—
Telecommunications	1,263	—	—
General administration	1,360	33	25
Merger-related and restructuring	—	—	—
Amortization of intangibles	2,044	48	—
Corporate overhead expenses (5)	—	1,523	—
Other segment items (6)	4,224	60	(36)
Segment profit (loss) before provision for income taxes	46,517	2,859	(5,986)
Provision for income taxes	8,425	600	(1,328)
Segment profit (loss)	$38,092	$2,259	$(4,658)	$35,693

Reconciliation of segment profit (loss)
Preferred stock dividends				(2,531)
Net income available to common shareholders				$33,162

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $1.7 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $2.1 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three months ended March 31, 2025. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2024 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”) which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A and in Part II, Item 1A of this Form 10-Q. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the businesses of Wesbanco and Premier Financial Corp. ("PFC") may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger of Wesbanco and PFC may not be fully realized within the expected timeframes; disruption from the merger of Wesbanco and PFC may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 253 branches and 270 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana, Michigan and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

RECENT ACQUISITION

On February 28, 2025, Wesbanco completed its acquisition of PFC, a bank holding company headquartered in Defiance, OH. For additional information regarding the acquisition, see Note 2, “Mergers and Acquisitions."

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2025 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2024 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Wesbanco completed its acquisition of PFC on February 28, 2025. Wesbanco reported a net loss available to common shareholders for the first quarter of 2025 of $11.5 million, or $(0.15) per share, compared to net income of $33.2 million or $0.56 per share, for the first quarter of 2024. As noted in the following table, net income available to common shareholders, excluding after-tax restructuring and merger-related expenses and the after-tax day one provision for credit losses on acquired loans, for the three months ended March 31, 2025, was $51.2 million or $0.66 per share, as compared to $33.2 million or $0.56 per share in the prior year's first three months (non-GAAP measures). Under the Current Expected Credit Loss (“CECL”) accounting standard, which ensures a forward-looking approach to credit risk, Wesbanco was required to estimate and record expected credit losses over the life of the acquired PFC loans. At March 31, 2025, Wesbanco recorded an allowance for credit losses of $88.5 million and a $59.4 million provision for the acquired loan portfolio. This required day one provision for credit losses on acquired loans is considered a non-recurring earnings impact as it is associated with the closing of the PFC acquisition and not indicative of operational or credit quality trends. The first quarter provision for credit losses was $68.9 million and the allowance for credit losses was $233.6 million at March 31, 2025.

	For the Three Months Ended March 31,
	2025		2024
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net (loss) income available to common shareholders (GAAP)	$(11,523)	$(0.15)	$33,162	$0.56
Add: After-tax day one provision for credit losses on acquired loans	46,926	0.60	—	—
Add: After-tax restructuring and merger-related expenses	15,808	0.21	—	—
Adjusted net income available to common shareholders (Non-GAAP)(1)	$51,211	$0.66	$33,162	$0.56
(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income increased $44.6 million or 39.1% in the first quarter of 2025 compared to the same quarter of 2024, reflecting the impact of a larger balance sheet from the PFC acquisition, organic loan growth, higher loan and securities yields and $9.1 million of purchase accounting accretion from acquisitions. The yield on earning assets increased by a total of 35 basis points while the cost of interest bearing liabilities decreased by 20 basis points from the first quarter of 2024 to the first quarter of 2025. Average loan balances increased by 25.2% from the first quarter of 2024, mainly attributable to the PFC acquisition and organic commercial loan growth, while average securities increased by 7.6% over the same time period. Average deposits increased 24.3% over the same time period as a result of the PFC acquisition and deposit gathering and retention efforts by the retail and commercial teams producing organic deposit growth. Accretion from acquisitions benefited the first quarter 2025 net interest margin by 19 basis points as compared to three basis points in the first quarter 2024 net interest margin.

In addition to the $59.4 million day one provision for credit losses on acquired loans, the provision increased due to loan growth and adjustments in regional macroeconomic factors and loan concentrations, which resulted in a total provision for credit losses of $68.9 million in the first quarter of 2025, as compared to a provision of $4.0 million in the first quarter of 2024. Annualized net loan charge-offs, as a percentage of average portfolio loans, were 0.08% and 0.20% for the first quarters of 2025 and 2024, respectively.

For the first quarter of 2025, non-interest income increased $4.0 million, or 13.2% compared to the first quarter of 2024, due primarily to the acquisition of PFC which drove higher service charges on deposits, bank-owned life insurance (“BOLI”), digital banking income, and trust fees. Service charges on deposits increased $1.8 million year-over-year, reflecting the addition of PFC, fee income from new products and services and treasury management, and increased general consumer spending. BOLI increased $1.4 million year-over-year due to a $0.9 million death benefit received and the addition of PFC. Gross swap fees were $2.0 million in the first quarter, compared to $0.8 million in the prior year period, while fair value adjustments were a loss of $1.0 million compared to a gain of $0.8 million, respectively.

Non-interest expense, excluding restructuring and merger-related costs, for the three months ended March 31, 2025 was $114.0 million, a $16.8 million, or 17.2%, increase year-over-year primarily due to the addition of the PFC expense base associated with approximately 900 employees and 70 financial centers. Equipment and software expense of $13.1 million, includes the additional cost of operating two core systems until conversion to one platform in mid-May. Amortization of intangible assets of $4.2 million increased $2.1 million year-over-year due to the core deposit intangible asset that was created from the acquisition of PFC.

For the first quarter of 2025, the effective tax rate was 7.0% as compared to 17.7% for the first three months of 2024, and the benefit for income taxes was $0.7 million for the three months ended March 31, 2025, as compared to a provision of $7.7 million for the three months ended March 31, 2024. The benefit for income taxes is due to a net loss recorded for the three months ended March 31, 2025, which resulted from the day one provision for credit losses recorded on the PFC acquired loans as compared to net income for the three months ended March 31, 2024.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2025	2024
Net interest income	$158,519	$113,966
Taxable equivalent adjustment to net interest income	1,204	1,219
Net interest income, fully taxable equivalent	$159,723	$115,185
Net interest spread, non-taxable equivalent	2.52%	1.97%
Benefit of net non-interest bearing liabilities	0.80%	0.92%
Net interest margin	3.32%	2.89%
Taxable equivalent adjustment	0.03%	0.03%
Net interest margin, fully taxable equivalent	3.35%	2.92%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. In the first quarter of 2025, Wesbanco successfully completed its acquisition of PFC. Net interest income increased $44.6 million or 39.1% in the first quarter of 2025 compared to the first quarter of 2024. The increase is due to an increase of average loans of 25.2% in the first quarter of 2025 as compared to the first quarter of 2024, due to the acquisition of PFC, strong new loan growth, strategic loan production office and lender hiring initiatives. In addition, total purchase accounting accretion contributed 19 basis points to the first quarter 2025 net interest margin as compared to three basis points of margin contribution in the first quarter of 2024. Total average deposits increased by $3.2 billion or 24.3% in the first quarter of 2025 as compared to the first quarter of 2024. The cost of interest bearing deposits decreased by one basis point and the cost of total interest bearing liabilities decreased by 20 basis points from the first quarter of 2024 to the first quarter of 2025. The decrease in the cost is primarily due to rate decreases for interest bearing deposits in response to the general decrease in overall deposit rates in the marketplace as well as purchase accounting accretion on certificates of deposit.

Interest income increased $57.9 million or 29.6% in the first quarter of 2025 compared to the same period of 2024. Average loan balances increased $3.0 billion or 25.2% in the first quarter of 2025 compared to the first quarter of 2024, while loan yields increased by 31 basis points during this same period to 6.02% due to previously mentioned acquisition of PFC and accompanying loan growth of higher yielding loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the first quarter of 2025, average loans represented 76.1% of average earning assets, an increase from 74.0% in the first quarter of 2024. Average total securities balances increased $281.8 million or 7.6% from the first quarter of 2024 and represented 20.5% of total earning assets in the first quarter of 2025. Taxable securities yields increased by 40 basis points in the first quarter of 2025 from the first quarter of 2024. Tax-exempt securities yields, which are the highest yields within total securities, increased 10 basis points from the first quarter of 2024.

Interest expense increased $13.3 million in the first quarter of 2025 as compared to the same period in 2024, due to both the timing of the prior year federal funds rate decreases and their effect on the costs of deposits and borrowings and the acquisition of PFC. The cost of interest bearing liabilities decreased by 20 basis points from the first quarter of 2024 to 2.78% in the first quarter of 2025. Average interest bearing deposits increased $2.8 billion or 30.1% from the first quarter of 2024. The rate on interest bearing deposits decreased one basis point to 2.55% from the first quarter of 2024. Average non-interest bearing demand deposit balances decreased from the first quarter of 2024 to the first quarter of 2025 by $404.9 million or 10.4%, and were 26.1% of total average deposits at March 31, 2025, compared to 29.4% at March 31, 2024, reflecting customers' preferences in the current interest rate environment. For the first quarter of 2025, Wesbanco's average loans to average deposits ratio was 89.3%, reflecting additional capacity to lend. The average balance of FHLB borrowings decreased $74.4 million from the first quarter of 2024 to the first quarter of 2025. The average balance of repurchase agreements and subordinated and junior subordinated debt balances increased $26.2 million from the first quarter of 2024 to the first quarter of 2025.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2025		2024
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$602,708	4.73%	$375,268	5.70%
Loans, net of unearned income (1)	14,720,749	6.02%	11,756,875	5.71%
Securities: (2)
Taxable	3,237,372	2.79%	2,928,867	2.39%
Tax-exempt (3)	733,105	3.17%	759,797	3.07%
Total securities	3,970,477	2.86%	3,688,664	2.53%
Other earning assets	61,393	6.69%	60,920	6.92%
Total earning assets (3)	19,355,327	5.33%	15,881,727	4.98%
Other assets	2,303,025		1,822,538
Total Assets	$21,658,352		$17,704,265

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$4,166,005	2.86%	$3,501,049	2.94%
Money market accounts	3,219,335	2.66%	2,087,036	3.11%
Savings deposits	2,605,145	1.15%	2,480,710	1.24%
Certificates of deposit	2,185,662	3.44%	1,291,111	3.19%
Total interest bearing deposits	12,176,147	2.55%	9,359,906	2.56%
Federal Home Loan Bank borrowings	1,168,981	4.52%	1,243,407	5.50%
Repurchase agreements	162,912	2.79%	92,565	2.93%
Subordinated debt and junior subordinated debt	305,309	5.48%	279,103	5.87%
Total interest bearing liabilities (4)	13,813,349	2.78%	10,974,981	2.98%
Non-interest bearing demand deposits	4,303,915		3,898,990
Other liabilities	322,449		284,453
Shareholders’ equity	3,218,639		2,545,841
Total Liabilities and Shareholders’ Equity	$21,658,352		$17,704,265
Taxable equivalent net interest spread		2.55%		2.00%
Taxable equivalent net interest margin		3.35%		2.92%

(1)
Gross of the allowance for credit losses, net of unearned income and includes non-accrual loans and loans held for sale. Loan fees included in interest income on loans were $1.6 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $6.9 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $2.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended March 31, 2025
	Compared to March 31, 2024
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$2,783	$(1,070)	$1,713
Loans, net of unearned income	43,691	7,744	51,435
Taxable securities	1,949	2,894	4,843
Tax-exempt securities (1)	(207)	135	(72)
Other earning assets	8	(43)	(35)
Total interest income change (1)	48,224	9,660	57,884
Increase (decrease) in interest expense:
Interest bearing demand deposits	4,716	(929)	3,787
Money market accounts	7,716	(2,696)	5,020
Savings deposits	372	(680)	(308)
Certificates of deposit	7,550	761	8,311
Federal Home Loan Bank borrowings	(972)	(2,994)	(3,966)
Repurchase agreements	486	(38)	448
Subordinated debt and junior subordinated debt	367	(313)	54
Total interest expense change	20,235	(6,889)	13,346
Net interest income change (1)	$27,989	$16,549	$44,538

(1)
Taxable equivalent basis is calculated on tax-exempt securities using a federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. For the first quarter of 2025, we recorded a provision for credit losses of $68.9 million, which is an increase of $64.9 million compared to the provision for credit losses of $4.0 million recorded in the first quarter of 2024, primarily due to the initial provision expense recorded for the PFC acquired loans. As compared to the same period in the prior year, the increase in provision for credit losses for the three months ended March 31, 2025, outside of the initial provision expense recorded on non-PCD loans and unfunded commitments due to the PFC acquisition, primarily reflects an increase in the reserve for individually evaluated loans, the impact of continued uncertainty in the economic outlook on certain commercial portfolios, and an increase in the Bank’s percentage of criticized and classified loans.

Non-performing loans were 0.44% of total portfolio loans as of March 31, 2025, increasing from 0.28% of total portfolio loans at the end of the first quarter of 2024. Criticized and classified loans were 3.32% of total portfolio loans as of March 31, 2025, increasing from 2.30% as of March 31, 2024, due to downgrades within the loan portfolio. Past due loans at March 31, 2025 were 0.43% of total portfolio loans, compared to 0.20% at March 31, 2024. Annualized net loan charge-offs were 0.08% for the three months ended March 31, 2025, compared to 0.20% for the three months ended March 31, 2024. Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2025	2024	$ Change	% Change
Trust fees	$8,697	$8,082	$615	7.6
Service charges on deposits	8,587	6,784	1,803	26.6
Digital banking income	5,404	4,704	700	14.9
Net swap fee and valuation income	961	1,563	(602)	(38.5)
Net securities brokerage revenue	2,701	2,548	153	6.0
Bank-owned life insurance	3,428	2,067	1,361	65.8
Net securities (losses) gains	(318)	537	(855)	(159.2)
Mortgage banking income	1,140	693	447	64.5
Net insurance services revenue	955	944	11	1.2
Payment processing fees	891	829	62	7.5
Net (loss) gain on other real estate owned and other assets	(40)	154	(194)	(126.0)
Other	2,259	1,724	535	31.0
Total non-interest income	$34,665	$30,629	$4,036	13.2

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 17.9% of total revenue for the three months ended March 31, 2025. Wesbanco offers its customers a wide range of retail, commercial, investment and digital banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the first quarter of 2025, non-interest income increased $4.0 million or 13.2% compared to the first quarter of 2024, primarily due to a $1.8 million increase in service charges on deposits, a $1.4 million increase in bank-owned life insurance, a $0.7 million increase in digital banking income, a $0.6 million increase in trust fees, and a $0.4 million increase in mortgage banking income. This was partially offset by a $0.9 million decrease in net securities gains and a $0.6 million decrease in net swap fee and valuation income.

Trust fees increased $0.6 million or 7.6% compared to the first quarter of 2024, due to an increase in the market value of trust assets. Total trust assets were $7.0 billion as of March 31, 2025, including $1.0 billion in trust assets acquired in the PFC acquisition, as compared to $5.6 billion at March 31, 2024. As of March 31, 2025, trust assets include managed assets of $5.5 billion and non-managed (custodial) assets of $1.5 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.8 billion and $0.9 billion as of March 31, 2025 and March 31, 2024, respectively, and are included in managed assets.

Service charges on deposits increased $1.8 million or 26.6% in the first quarter of 2025 compared to the first quarter of 2024, due to an increase in transactional fee income and treasury management fee income, with $0.9 million coming from the acquisition of PFC.

Digital banking income increased $0.7 million or 14.9% in the first quarter of 2025 compared to the first quarter of 2024, due to the acquisition of PFC and the corresponding increase in debit card interchange fee income.

Net swap fee and valuation income, which includes fair value adjustments, decreased $0.6 million or 38.5% in the first quarter of 2025 compared to the first quarter of 2024, due to a decrease in fair value adjustments on existing swaps offset by an increase in swap fee income. For the three months ended March 31, 2025, new swaps executed of $159.7 million in notional principal resulted in $2.0 million of fee income as compared to new swaps executed of $36.6 million in notional principal, resulting in $0.8 million of fee income for the three months ended March 31, 2024. Fair value adjustments on existing swaps for the three months ended March 31, 2025 were negative $1.0 million as compared to positive $0.8 million for the three months ended March 31, 2024.

Bank-owned life insurance increased $1.4 million or 65.8% in the first quarter of 2025 compared to the first quarter of 2024, due to more mortality benefits in 2025 accounting for $0.9 million of the increase as well as $0.5 million in income due to consolidating PFC bank-owned life insurance with Wesbanco.

Net securities gains include both gains and losses on investment security transactions as well as market value adjustments on Wesbanco's deferred compensation plan. For the three months ended March 31, 2025, net securities gains decreased $0.9 million compared to the same period in 2024, due to a $0.4 million decrease in market adjustments on the deferred compensation plan in the first quarter of 2025 as compared to a $0.6 million increase in market adjustments in the first quarter of 2024.

Mortgage banking income increased $0.4 million or 64.5% in the first quarter of 2025 compared to the first quarter of 2024, due to an increase in fair value adjustments on mortgage derivatives. For the first quarter of 2025, total mortgage production was $116.1 million, which increased by 9.2% from the first quarter of 2024. For the three months ended March 31, 2025, $62.0 million in mortgages were sold into the secondary market as compared to $48.4 million in the comparable 2024 period. Included in mortgage banking income above are a gain of $0.4 million and a loss of $0.1 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended March 31, 2025 and 2024, respectively.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2025	2024	$ Change	% Change
Salaries and wages	$48,577	$42,997	$5,580	13.0
Employee benefits	12,970	12,184	786	6.5
Net occupancy	7,778	6,623	1,155	17.4
Equipment and software	13,050	10,008	3,042	30.4
Marketing	2,382	1,885	497	26.4
FDIC insurance	4,187	3,448	739	21.4
Amortization of intangible assets	4,223	2,092	2,131	101.9
Restructuring and merger-related expenses	20,010	—	20,010	100.0
Professional fees	5,618	5,002	616	12.3
Franchise and other miscellaneous taxes	4,234	3,162	1,072	33.9
ATM and electronic banking interchange expenses	1,092	1,535	(443)	(28.9)
Communications	1,210	1,263	(53)	(4.2)
Other real estate owned and foreclosure expenses	86	146	(60)	(41.1)
Postage, supplies and other	8,549	6,846	1,703	24.9
Total non-interest expense	$133,966	$97,191	$36,775	37.8

Non-interest expense in the first quarter of 2025 increased $36.8 million or 37.8% as compared to the same quarter in 2024, principally from a $20.0 million increase in restructuring and merger-related expenses, a $5.6 million increase in salaries and wages, a $3.0 million increase in equipment and software expense, a $2.1 million increase in amortization of intangible assets, a $1.7 million increase in supplies, postage and other operating expense, and a $1.2 million increase in net occupancy.

Salaries and wages increased $5.6 million or 13.0% in the first quarter of 2025 as compared to the first quarter of 2024 due to an increase from the incorporation of approximately 900 PFC employees as well as an increase in bonus expense and severance payouts.

Net occupancy increased $1.2 million or 17.4% in the first quarter of 2025 as compared to the first quarter of 2024 due to the acquisition of PFC’s fixed assets and leases which caused an increase in repairs and general maintenance, lease payments, and utilities.

Equipment and software costs increased $3.0 million or 30.4% in the first quarter of 2025 as compared to the first quarter of 2024, due primarily to the acquisition of PFC which caused the additional cost of operating two core systems until conversion to one platform in mid-May and the continued improvements made in automating and enhancing processes.

Amortization of intangible assets increased $2.1 million or 101.9% in the first quarter of 2025 as compared to the first quarter of 2024, due to the $151.5 million core deposit intangible asset that was created from the acquisition of PFC.

Restructuring and merger-related expenses increased $20.0 million in the first quarter of 2025 as compared to the first quarter of 2024, due to merger-related expenses incurred for the acquisition of PFC.

Supplies, postage and other operating expense increased by $1.7 million or 24.9% in the first quarter of 2025 as compared to the first quarter of 2024 primarily due to an increase in general operating expenses following the acquisition of PFC.

INCOME TAXES

The benefit for income taxes was $0.7 million for the three months ended March 31, 2025, as compared to a provision of $7.7 million for the three months ended March 31, 2024. The benefit for income taxes is due to a net loss recorded for the three months ended March 31, 2025, which resulted from the day one provision for credit losses recorded on the PFC acquired loans as compared to net income for the three months ended March 31, 2024.

FINANCIAL CONDITION

Total assets increased 46.7%, while shareholders' equity increased 35.5% at March 31, 2025 as compared to December 31, 2024. Total securities increased $908.2 million or 26.6% from December 31, 2024 to March 31, 2025, as a result of the PFC acquisition. In addition, approximately $775 million of lower coupon or variable rate PFC securities were sold and replaced with approximately $475 million of longer-term, higher coupon fixed rate securities. Total portfolio loans were $18.7 billion, which increased $6.0 billion or 47.5% since December 31, 2024 driven by acquired PFC loans of $5.9 billion and organic growth of $0.9 billion, with $0.8 billion from the commercial teams. Deposits increased $7.2 billion, or 50.6% from December 31, 2024, reflecting the addition of $6.9 billion of PFC deposits, which included $1.3 billion in certificates of deposit. At March 31, 2025, total demand deposits represented 49% of total deposits, with the non-interest bearing component representing 25%. Total organic deposit growth was 8.1% from the first quarter of 2024 to the first quarter of 2025. Total FHLB borrowings increased $476.5 million or 47.7% during the first three months of 2025, due to the addition of borrowings from PFC. Shareholders' equity increased $1.0 billion or 35.5% from December 31, 2024 to March 31, 2025, primarily due to the capital impact of the purchase of PFC.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2025	2024	Change ($)	Change (%)
Equity securities (at fair value)	$28,217	$13,427	$14,790	110.2
Available-for-sale debt securities (at fair value)
U.S. Treasury	195,454	146,113	49,341	33.8
U.S. Government sponsored entities and agencies	208,877	194,242	14,635	7.5
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,374,182	1,593,441	780,741	49.0
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	161,838	231,782	(69,944)	(30.2)
Asset backed securities	70,395	—	70,395	100.0
Obligations of states and political subdivisions	82,702	68,620	14,082	20.5
Corporate debt securities	55,595	11,874	43,721	368.2
Total available-for-sale debt securities	$3,149,043	$2,246,072	$902,971	40.2
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$2,923	$2,988	$(65)	(2.2)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	31,354	32,803	(1,449)	(4.4)
Obligations of states and political subdivisions	1,093,002	1,098,957	(5,955)	(0.5)
Corporate debt securities	16,097	18,158	(2,061)	(11.4)
Total held-to-maturity debt securities	1,143,376	1,152,906	(9,530)	(0.8)
Total securities	$4,320,636	$3,412,405	$908,231	26.6
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	3.26%	2.54%
As a % of total securities	73.5%	66.2%
Weighted average life (in years)	6.1	6.2
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	2.97%	2.96%
As a % of total securities	26.5%	33.8%
Weighted average life (in years)	8.2	8.4
Total securities:
Weighted average yield at the respective period end (2)	3.19%	2.67%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	6.7	6.9

(1)
At March 31, 2025 and December 31, 2024, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased by $908.2 million or 26.6% from December 31, 2024 to March 31, 2025. Through the first three months of the year, the available-for-sale portfolio increased by $903.0 million or 40.2%. In the PFC acquisition, Wesbanco acquired approximately $1.1 billion in available-for-sale investment securities. Immediately following the acquisition, portfolio restructuring was completed of which $775.0 million of the acquired securities were sold and were replaced with $475.0 million of higher coupon, longer-term securities. The held-to-maturity portfolio, which had no impact from the acquisition, decreased by $9.5 million or 0.8% due primarily to maturities and calls of municipal securities. The weighted average yield of the portfolio increased 52 basis points from 2.67% at December 31, 2024 to 3.19% at March 31, 2025, primarily due to the acquisition of PFC's investment securities at current market rates and the purchase of replacement securities at higher current rates.

Total gross unrealized securities losses decreased $40.4 million from $441.7 million at December 31, 2024 to $401.3 million at March 31, 2025. The decrease in unrealized losses from December 31, 2024 was due to a decrease in market rates in 2025 to date, causing market prices to increase. Wesbanco believes that none of the unrealized losses on available-for-sale securities at March 31, 2025 require an allowance for credit losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2025 and December 31, 2024 were $195.7 million and $223.8 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $140.6 million at March 31, 2024, compared to $146.1 million at December 31, 2024. With approximately 26% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.2 million and $8.4 million as of March 31, 2025 and December 31, 2024, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

Wesbanco uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of its securities. Wesbanco validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, review of pricing by personnel familiar with market liquidity and other market-related conditions, review of pricing service methodologies, review of independent auditor reports received from the pricing service regarding its internal controls, and through review of inputs and assumptions used in pricing certain securities thinly traded or with limited observable data points. The procedures in place provide management with a sufficient understanding of the valuation models, assumptions, inputs and pricing to reasonably measure the fair value of Wesbanco’s securities. For additional disclosure relating to fair value measurements, refer to Note 10, “Fair Value Measurement” in the Consolidated Financial Statements.

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

TABLE 7. COMPOSITION OF LOANS (1)

	March 31, 2025		December 31, 2024
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$1,779,108	9.4	$1,352,083	10.7
Improved property	8,722,738	46.1	5,974,598	47.1
Total commercial real estate	10,501,846	55.5	7,326,681	57.8
Commercial and industrial	2,781,728	14.7	1,787,277	14.1
Residential real estate	3,930,667	20.8	2,520,086	19.9
Home equity	1,020,929	5.4	821,110	6.5
Consumer	438,578	2.3	201,275	1.6
Total portfolio loans	18,673,748	98.7	12,656,429	99.9
Loans held for sale	243,281	1.3	18,695	0.1
Total loans	$18,917,029	100.0	$12,675,124	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $6.0 billion or 47.5% from December 31, 2024, and have increased $6.8 billion or 57.3% over the past twelve months. While most of the increase is due to the PFC acquisition, with attributable portfolio loans totaling $5.9 billion as of March 31, 2025, organic growth has occurred as well. Excluding PFC, organic loans increased $166.1 million or 1.3% since December 31, 2024 and $1.0 billion or 8.0% year-over-year. Excluding PFC, originations for loans continue to outpace repayments, leading to organic growth in several loan categories, including 19.3% in commercial real estate ("CRE") land and construction loans, 13.1% in home equity lines of credit, 9.3% in CRE improved property, 6.6% in commercial and industrial, and 1.8% in residential real estate. Consumer loans have decreased somewhat at 18.0%.

Total loan commitments of $6.3 billion, including loans approved but not closed, increased $1.5 billion or 31.3% from December 31, 2024 due primarily to increased lines of credit from the PFC acquisition. The average line utilization percentage for the commercial portfolio was 37.3% for the three months ended March 31, 2025 compared to 35.2% for the three months ended December 31, 2024.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors. The breakdown for all CRE – improved property is 27% owner-occupied and 73% investor-owned. The Bank has instituted additional monitoring of the office building portfolio, as remote work has put pressure on the need for dedicated office space in certain markets. The office portfolio breakdown within CRE – improved property is 34% owner-occupied and 66% investor-owned. Investor-owned office buildings represent 3.2% of the total loan portfolio.

Loans held for sale are typically originated residential mortgages that are committed to be sold into the secondary market, but at March 31, 2025, also include certain commercial loans from the PFC acquisition that have been designated for sale. Excluding PFC, loans held for sale were $21.4 million at March 31, 2025, an increase of $2.7 million or 14.7% from December 31, 2024.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 8. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2025	December 31, 2024
Non-performing loans:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	27,183	19,036
Commercial and industrial	17,203	1,897
Residential real estate	26,002	12,524
Home equity	7,756	6,208
Consumer	3,345	87
Total non-performing loans	$81,489	$39,752
Other real estate owned and repossessed assets	1,854	852
Total non-performing assets	$83,343	$40,604
Non-performing loans/total portfolio loans	0.44%	0.31%
Non-performing assets/total assets	0.30%	0.31%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.45%	0.22%

Non-performing loans consist only of non-accrual loans. Non-performing loans increased $41.7 million or 105.0% from December 31, 2024. (Please see the Notes to the Consolidated Financial Statements for additional discussion).

The following table presents past due and accruing loans excluding non-accruals:

TABLE 9. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUALS

(unaudited, dollars in thousands)	March 31, 2025	December 31, 2024
Loans past due 90 days or more:
Commercial real estate - land and construction	$33	$—
Commercial real estate - improved property	4,897	5,561
Commercial and industrial	587	3,498
Residential real estate	2,813	2,489
Home equity	1,803	1,150
Consumer	601	857
Total loans past due 90 days or more	10,734	13,555
Loans past due 30 to 89 days:
Commercial real estate - land and construction	6,208	832
Commercial real estate - improved property	28,056	15,648
Commercial and industrial	4,996	9,695
Residential real estate	14,661	4,394
Home equity	8,075	10,062
Consumer	7,759	5,296
Total loans past due 30 to 89 days	69,755	45,927
Total loans 30 days or more past due	$80,489	$59,482
Loans past due 90 days or more and accruing to total portfolio loans	0.06%	0.11%
Loans past due 30-89 days and accruing to total portfolio loans	0.37%	0.36%

Loans past due 30 days or more and accruing interest, excluding non-accruals, increased $21.0 million or 35.3% from December 31, 2024. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due decreased $2.8 million and represented 0.06% of total portfolio loans at March 31, 2025 and 0.11% at December 31, 2024. Loans 30 to 89 days past due represented 0.37% of total portfolio loans at March 31, 2025 and 0.36% at December 31, 2024.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of March 31, 2025, the total allowance for credit losses – loans and commitments was $240.1 million, of which $233.6 million related to loans and $6.5 million related to loan commitments. The allowance for credit losses – loans was 1.25% of total portfolio loans as of March 31, 2025, compared to 1.10% as of December 31, 2024. At March 31, 2025, the total allowance for credit losses related to the PFC acquisition was $88.5 million, consisting of an allowance for loan losses of $87.1 million, which included a $29.1 million reserve on PCD loans. The reserve for PFC commitments is $1.0 million. Outside of the allowance for credit losses recorded for the PFC acquisition, the Wesbanco legacy allowance for credit losses at March 31, 2025 increased $7.1 million. The allowance for credit losses – loans individually-evaluated increased $6.3 million from December 31, 2024 to March 31, 2025. The population of individually-evaluated loans consisted of eight relationships, with a total outstanding loan balance of $48.1 million. The allowance for loan losses on Wesbanco legacy collectively-evaluated increased from December 31, 2024 to March 31, 2025 by $1.5 million. The allowance for credit losses- loan commitments was $5.4 million at March 31, 2025 as compared to $6.1 million as of December 31, 2024, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing the probability of default (“PD”) divided by the loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. For the calculation as of March 31, 2025, the forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.4%, and subsequently increase to an average of 5.0% over the remainder of the forecast period. Quarterly changes to the economic drivers of the quantitative model, including changes to the portfolio mix as well as an increase in the Bank’s qualitative adjustments caused the allowance for credit losses - loans to increase from December 31, 2024 to March 31, 2025 by $1.5 million related to Wesbanco legacy loans.

Criticized and classified loans were 3.32% of total portfolio loans, or $620.1 million, at March 31, 2025, increasing from 2.80% of total portfolio loans, or $354.7 million, at December 31, 2024. See Note 5, “Loans and the Allowance for Credit Losses” for more information.

Table 10 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 10. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	March 31, 2025	Percent of Total	December 31, 2024	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$11,335	4.7	$8,411	5.8
Commercial real estate - improved property	94,543	39.4	59,828	41.3
Commercial and industrial	78,763	32.8	42,398	29.3
Residential real estate	32,625	13.6	21,790	15.0
Home equity	2,165	0.9	1,235	0.9
Consumer	12,436	5.2	3,391	2.3
Deposit account overdrafts	1,750	0.7	1,713	1.2
Total allowance for credit losses - loans	$233,617	97.3	$138,766	95.8
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$5,616	2.4	$5,105	3.5
Commercial real estate - improved property	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	832	0.3	1,015	0.7
Home equity	—	—	—	—
Consumer	11	—	—	—
Total allowance for credit losses - loan commitments	6,459	2.7	6,120	4.2
Total allowance for credit losses - loans and loan commitments	$240,076	100.0	$144,886	100.0

Although the allowance for credit losses is allocated as described in Table 10, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at March 31, 2025.

DEPOSITS

TABLE 11. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Deposits
Non-interest bearing demand	$5,318,619	$3,842,758	$1,475,861	38.4
Interest bearing demand	5,000,881	3,771,314	1,229,567	32.6
Money market	4,875,384	2,429,977	2,445,407	100.6
Savings deposits	3,068,618	2,362,736	705,882	29.9
Certificates of deposit	3,028,893	1,726,932	1,301,961	75.4
Total deposits	$21,292,395	$14,133,717	$7,158,678	50.6

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 253 financial centers. The Federal Deposit Insurance Corporation (the "FDIC") insures deposits up to $250,000 per account owner.

Total deposits increased $7.2 billion or 50.6% during the first three months of 2025. Money market deposit accounts, demand deposits and savings deposits increased 100.6%, 35.5%, and 29.9%, respectively. The net increase in deposits is attributable to acquired PFC deposits totaling $6.9 billion and reflects the benefit of deposit gathering and retention efforts by both retail and commercial teams. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, Wesbanco also participates in the Insured Cash Sweep ("ICS®") deposit program. ICS® reciprocal balances totaled $1.4 billion and $1.3 billion at March 31, 2025 and December 31, 2024, respectively. In addition, ICS® one-way buys totaled $200.5 million and $200.6 million at March 31, 2025 and December 31, 2024, respectively.

Certificates of deposit increased 75.4% from December 31, 2024 to March 31, 2025. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet but does participate in the Certificate of Deposit Account Registry Services ("CDARS®") program. CDARS® balances totaled $136.9 million in outstanding balances at March 31, 2025, of which $1.1 million represented one-way buys, compared to $49.8 million in total outstanding balances, none of which represented one-way buys, at December 31, 2024. Certificates of deposit greater than $250,000 were approximately $777.2 million at March 31, 2025 compared to $442.8 million at December 31, 2024. Certificates of deposit totaling approximately $2.8 billion at March 31, 2025 with a cost of 3.81% are scheduled to mature within the next 12 months. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 12. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,476,511	$1,000,000	$476,511	47.7
Other short-term borrowings	147,804	192,073	(44,269)	(23.0)
Subordinated debt and junior subordinated debt	360,156	279,308	80,848	28.9
Total	$1,984,471	$1,471,381	$513,090	34.9

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. FHLB borrowings increased $476.5 million from December 31, 2024 to March 31, 2025, as $900.0 million in new advances and $500.0 million in advances from the PFC acquisition were partially offset by $925.0 million in maturities. The average cost of maturing FHLB advances for the first three months of 2025 was 4.68% while the average cost of new borrowings was 4.61%.

Other short-term borrowings, which may consist of federal funds purchased, repurchase agreements and overnight sweep checking accounts were $147.8 million at March 31, 2025, compared to $192.1 million at December 31, 2024. There were no outstanding federal funds purchased at either March 31, 2025 or December 31, 2024.

Subordinated debentures and junior subordinated debt increased $81.1 million to $360.2 million at March 31, 2025, primarily as a result of subordinated debentures totaling $49.1 million and junior subordinated debt totaling $31.7 million from the PFC acquisition.

CAPITAL RESOURCES

Shareholders' equity increased $991.3 million or 35.5% from December 31, 2024, to $3.8 billion at March 31, 2025. The increase resulted primarily from $1.0 billion in common stock issued in the PFC acquisition, coupled with a $27.9 million other comprehensive gain for the three months ended March 31, 2025, which were partially offset by a $9.0 million net loss, and the declaration of common and preferred shareholder dividends totaling $35.2 million and $2.5 million, respectively, for the three months ended March 31, 2025. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.37 per share in November 2024, representing a 2.8% increase over the prior quarterly rate and a cumulative 164% increase since 2010.

Wesbanco did not purchase any shares of its common stock on the open market during the three-month period ended March 31, 2025 under the current share repurchase authorization. At March 31, 2025, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 969,589 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2025, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of March 31, 2025, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $312.7 million from the Bank. The Tier 1 leverage ratio as of March 31, 2025 is elevated due to the impact of the timing of the close of the PFC acquisition on the calculation of average assets used in the denominator.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five-year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five-year transition. The five year transition ended on January 1, 2025.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			March 31, 2025			December 31, 2024
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$2,222,340	11.01%	$807,436	$1,895,856	10.68%	$709,848
Common equity Tier 1	4.50%	6.50%	2,077,855	9.99%	935,611	1,751,372	12.07%	653,162
Tier 1 capital to risk-weighted assets	6.00%	8.00%	2,222,340	10.69%	1,247,481	1,895,856	13.06%	870,882
Total capital to risk-weighted assets	8.00%	10.00%	2,824,723	13.59%	1,663,308	2,305,465	15.88%	1,161,176
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$2,407,890	12.00%	$802,748	$1,834,180	10.35%	$708,751
Common equity Tier 1	4.50%	6.50%	2,407,890	11.63%	931,531	1,834,180	12.67%	651,633
Tier 1 capital to risk-weighted assets	6.00%	8.00%	2,407,890	11.63%	1,242,042	1,834,180	12.67%	868,844
Total capital to risk-weighted assets	8.00%	10.00%	2,648,326	12.79%	1,656,056	1,966,848	13.58%	1,158,458
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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 67.3% at March 31, 2025 and deposit balances funded 77.7% of assets.

The following table lists the sources of liquidity from assets at March 31, 2025 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$1,091,715
Securities with a maturity date within the next year and callable securities	625,200
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	330,821
Loans held for sale	243,281
Accruing loans scheduled to mature	2,384,253
Normal loan repayments	2,154,944
Total sources of liquidity expected within the next year	$6,830,214
(1)
Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $21.3 billion at March 31, 2025. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $2.8 billion at March 31, 2025, with a weighted average cost of 3.81%, which includes jumbo regular certificates of deposit totaling $1.6 billion with a weighted-average cost of 4.01%, and jumbo CDARS® certificates of deposit of $128.4 million with a weighted-average cost of 4.03%. Wesbanco had $1.1 million brokered one-way buys at March 31, 2025.

Uninsured deposits, as reported for regulatory purposes, totaled $6.7 billion at March 31, 2025, or 32% of total deposits. Uninsured deposits include $2.5 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at March 31, 2025, uninsured deposits were $4.2 billion, or 20% of total deposits.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $5.9 billion and $3.7 billion at March 31, 2025 and December 31, 2024, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. Wesbanco can also use this line of credit for pledging collateral to cover public funds deposits, as an alternative to pledging securities from the investment portfolio. At March 31, 2025, the Bank had unpledged available-for-sale securities with an estimated fair value of $533.8 million, or 17.2% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Approximately 68% of the portfolio is pledged to public deposit customers. Wesbanco monitors exposure to public funds deposits in relation to pledging requirements and provides ICS® deposits via IntraFi® as a solution for a portion of new and existing public fund depositors. In addition, at March 31, 2025, the Bank had unpledged held-to-maturity securities with an estimated fair value of $593.1 million. Approximately 97%, or $574.4 million of these securities are municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at March 31, 2025. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at March 31, 2025, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $147.8 million at March 31, 2025 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or lines of credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $144.2 million in cash and investments on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2025, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $312.7 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $6.3 billion and $4.5 billion at March 31, 2025 and December 31, 2024, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 13, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Wesbanco’s ALCO is an executive management committee with Board representation, responsible for monitoring and managing interest rate risk within approved policy limits, utilizing earnings sensitivity simulation and economic value of equity ("EVE") models. These models are highly dependent on various assumptions, which change regularly as the balance sheet composition and market interest rates change. The key assumptions and strategies employed are analyzed, reviewed and documented at least quarterly by the ALCO as well as provided to the Board.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at March 31, 2025 and December 31, 2024, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2025	December 31, 2024	Guidelines
+200	1.3%	4.8%	(10.0%)
+100	0.6%	2.3%	(7.5%)
-100	(0.7%)	(2.2%)	(7.5%)
-200	(2.3%)	(5.1%)	(10.0%)
-300	(4.2%)	(8.4%)	(15.0%)
-400	(6.7%)	(12.7%)	(20.0%)

Net interest income sensitivity changes are primarily due to the impact of incorporating legacy PFC acquired balance sheet into the interest rate risk framework, in addition to the current rate and yield curve environment on base case net interest income and the related calculation of immediate parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as periodic updates of various modeling assumptions. Generally, weighted average interest bearing non-maturity deposit betas utilized in modeling are 30% in up shocks and 40% in down shocks as the banking industry continues to remain in a high interest rate environment where funding cost pressures have persisted. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically, but no less than annually in our models for non-maturity deposits and loans. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, customer requests for negotiated rates, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons not listed.

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

Wesbanco also periodically measures the EVE, which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the EVE relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of March 31, 2025 and December 31, 2024. Changes in EVE sensitivity since year-end 2024 relate to incorporating legacy PFC acquired balance sheet into the interest rate risk framework, in addition to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	March 31, 2025	December 31, 2024	Guidelines
+200	(1.5%)	1.7%	(20.0%)
+100	(0.8%)	0.5%	(10.0%)
-100	0.2%	(0.5%)	(10.0%)
-200	(1.7%)	(2.9%)	(20.0%)
-300	(6.8%)	(8.2%)	(30.0%)
-400	(17.4%)	(16.2%)	(40.0%)

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

CHANGES IN INTERNAL CONTROLS— There have been no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2025, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 969,589 shares remaining for repurchase.

Repurchases in the first quarter included those for Wesbanco's 401(k) and dividend reinvestment plans, as well as to facilitate a stock compensation transaction.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2024				972,298

January 1, 2025 to January 31, 2025	27,940	$32.32	—	972,298
February 1, 2025 to February 28, 2025	1,318	$35.60	—	972,298
March 1, 2025 to March 31, 2025	13,879	$32.88	2,709	969,589
Total	43,137	$32.60	2,709	969,589
(1)
Total shares purchased consist of open market purchases transacted in the KSOP for employee benefit and dividend reinvestment plans.
(2)
Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.”

ITEM 6. EXHIBITS

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: May 8, 2025	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)