Form 10-Q
period 2025-06-30
WESBANCO INC
filed 2025-08-07
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 95,989,823 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(unaudited, in thousands, except shares)	2025	2024
ASSETS
Cash and due from banks, including interest bearing amounts of $754,275 and $425,866, respectively	$1,157,030	$568,137
Securities:
Equity securities, at fair value	29,538	13,427
Available-for-sale debt securities, at fair value	3,222,819	2,246,072
Held-to-maturity debt securities (fair values of $1,006,110 and $1,006,817, respectively)	1,137,782	1,152,906
Allowance for credit losses, held-to-maturity debt securities	(178)	(146)
Net held-to-maturity debt securities	1,137,604	1,152,760
Total securities	4,389,961	3,412,259
Loans held for sale	123,019	18,695
Portfolio loans, net of unearned income	18,828,626	12,656,429
Allowance for credit losses - loans	(223,866)	(138,766)
Net portfolio loans	18,604,760	12,517,663
Premises and equipment, net	274,137	219,076
Accrued interest receivable	106,410	78,324
Goodwill and other intangible assets, net	1,745,170	1,124,016
Bank-owned life insurance	552,051	360,738
Other assets	619,038	385,390
Total Assets	$27,571,576	$18,684,298
LIABILITIES
Deposits:
Non-interest bearing demand	$5,328,181	$3,842,758
Interest bearing demand	4,865,091	3,771,314
Money market	4,825,154	2,429,977
Savings deposits	3,192,943	2,362,736
Certificates of deposit	2,943,187	1,726,932
Total deposits	21,154,556	14,133,717
Federal Home Loan Bank borrowings	1,750,000	1,000,000
Other short-term borrowings	103,666	192,073
Subordinated debt and junior subordinated debt	357,762	279,308
Total borrowings	2,211,428	1,471,381
Accrued interest payable	25,967	14,228
Other liabilities	360,405	274,691
Total Liabilities	23,752,356	15,894,017
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at June 30, 2025 and December 31, 2024, respectively	144,484	144,484
Common stock, $2.0833 par value; 200,000,000 shares authorized; 95,986,023 and 75,354,034 shares issued; 95,986,023 and 66,919,805 shares outstanding at June 30, 2025 and December 31, 2024, respectively	199,967	156,985
Capital surplus	2,485,458	1,809,679
Retained earnings	1,165,058	1,192,091
Treasury stock (0 and 8,434,229 shares - at cost, respectively)	—	(292,244)
Accumulated other comprehensive loss	(173,644)	(218,632)
Deferred benefits for directors	(2,103)	(2,082)
Total Shareholders' Equity	3,819,220	2,790,281
Total Liabilities and Shareholders' Equity	$27,571,576	$18,684,298

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$290,104	$175,361	$508,512	$342,335
Interest and dividends on securities:
Taxable	31,066	16,929	53,314	34,334
Tax-exempt	4,616	4,556	9,145	9,142
Total interest and dividends on securities	35,682	21,485	62,459	43,476
Other interest income	10,596	6,147	18,643	12,516
Total interest and dividend income	336,382	202,993	589,614	398,327
INTEREST EXPENSE
Interest bearing demand deposits	30,405	26,925	59,782	52,516
Money market deposits	36,287	18,443	57,422	34,557
Savings deposits	8,670	7,883	16,029	15,549
Certificates of deposit	21,442	11,982	39,999	22,229
Total interest expense on deposits	96,804	65,233	173,232	124,851
Federal Home Loan Bank borrowings	16,683	16,227	29,718	33,227
Other short-term borrowings	816	896	1,938	1,570
Subordinated debt and junior subordinated debt	5,310	4,044	9,438	8,119
Total interest expense	119,613	86,400	214,326	167,767
NET INTEREST INCOME	216,769	116,593	375,288	230,560
Provision for credit losses	3,218	10,541	72,101	14,555
Net interest income after provision for credit losses	213,551	106,052	303,187	216,005
NON-INTEREST INCOME
Trust fees	9,657	7,303	18,355	15,385
Service charges on deposits	10,484	7,111	19,070	13,895
Digital banking income	7,325	5,040	12,730	9,745
Net swap fee and valuation income	746	1,776	1,706	3,339
Net securities brokerage revenue	3,348	2,601	6,049	5,149
Bank-owned life insurance	3,450	2,791	6,878	4,859
Mortgage banking income	2,364	1,069	3,504	1,762
Net securities gains	1,410	135	1,092	672
Net gain on other real estate owned and other assets	111	34	71	188
Other income	5,062	3,495	9,167	6,990
Total non-interest income	43,957	31,355	78,622	61,984
NON-INTEREST EXPENSE
Salaries and wages	60,153	43,991	108,730	86,988
Employee benefits	18,857	10,579	31,827	22,763
Net occupancy	8,119	6,309	15,897	12,932
Equipment and software	17,140	10,457	30,190	20,465
Marketing	1,864	2,371	4,246	4,256
FDIC insurance	5,479	3,523	9,666	6,971
Amortization of intangible assets	9,204	2,072	13,427	4,164
Restructuring and merger-related expense	41,056	3,777	61,066	3,777
Other operating expenses	24,663	19,313	45,451	37,269
Total non-interest expense	186,535	102,392	320,500	199,585
Income before provision for income taxes	70,973	35,015	61,309	78,404
Provision for income taxes	13,558	6,099	12,886	13,795
Net income	57,415	28,916	48,423	64,609
Preferred stock dividends	2,531	2,531	5,063	5,063
Net income available to common shareholders	$54,884	$26,385	$43,360	$59,546
EARNINGS PER COMMON SHARE
Basic	$0.57	$0.44	$0.50	$1.00
Diluted	$0.57	$0.44	$0.50	$1.00
AVERAGE COMMON SHARES OUTSTANDING
Basic	95,744,980	59,521,872	86,339,970	59,452,315
Diluted	95,808,310	59,656,429	86,466,701	59,592,960
DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.36	$0.74	$0.72

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2025	2024	2025	2024
Net income	$57,415	$28,916	$48,423	$64,609
Debt securities available-for-sale:
Net change in unrealized gains (losses) on debt securities available-for-sale	24,533	(210)	61,558	(11,113)
Related income tax effect	(7,103)	50	(15,992)	2,835
Net securities (gains) losses reclassified into earnings	(9)	12	(50)	12
Related income tax effect	(207)	(61)	(253)	(119)
Net effect on other comprehensive income (loss) for the period	17,214	(209)	45,263	(8,385)
Defined benefit plans:
Amortization of net gain and prior service costs	(194)	(101)	(366)	(202)
Related income tax effect	46	24	91	72
Net effect on other comprehensive loss for the period	(148)	(77)	(275)	(130)
Total other comprehensive income (loss)	17,066	(286)	44,988	(8,515)
Comprehensive income	$74,481	$28,630	$93,411	$56,094

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2025 and 2024
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
March 31, 2025	$144,484	95,672,204	$199,313	$2,485,223	$1,145,396	$—	$(190,710)	$(2,127)	$3,781,579
Net income	—	—	—	—	57,415	—	—	—	57,415
Other comprehensive loss	—	—	—	—	—	—	17,066	—	17,066
Comprehensive income	—	—	—	—	—	—	—	—	74,481
Common dividends declared ($0.37 per share)	—	—	—	—	(35,221)	—	—	—	(35,221)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,532)	—	—	—	(2,532)
Stock issued for dividend reinvestment	—	—	—	—	—	—	—	—	—
Treasury shares acquired	—	(51,198)	—	—	—	—	—	—	—
Stock options exercised	—	5,625	6	54	—	—	—	—	60
Restricted stock granted	—	359,392	648	(2,206)	—	—	—	—	(1,558)
Stock compensation expense	—	—	—	2,477	—	—	—	—	2,477
Deferred benefits for directors - net	—	—	—	(90)	—	—	—	24	(66)
June 30, 2025	$144,484	95,986,023	$199,967	$2,485,458	$1,165,058	$—	$(173,644)	$(2,103)	$3,819,220

March 31, 2024	$144,484	59,395,777	$141,834	$1,636,964	$1,154,307	$(302,264)	$(234,922)	$(2,041)	$2,538,362
Net income	—	—	—	—	28,916	—	—	—	28,916
Other comprehensive loss	—	—	—	—	—	—	(286)	—	(286)
Comprehensive income	—	—	—	—	—	—	—	—	28,630
Common dividends declared ($0.36 per share)	—	—	—	—	(21,214)	—	—	—	(21,214)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for dividend reinvestment	—	6,878	—	—	(261)	261	—	—	—
Treasury shares acquired	—	(46,696)	—	—	—	(1,355)	—	—	(1,355)
Stock options exercised	—	3,375	—	(52)	—	128	—	—	76
Restricted stock granted	—	219,976	—	(8,412)	—	8,412	—	—	—
Stock compensation expense	—	—	—	2,320	—	—	—	—	2,320
Deferred benefits for directors - net	—	—	—	10	—	—	—	(19)	(9)
June 30, 2024	$144,484	59,579,310	$141,834	$1,630,830	$1,159,217	$(294,818)	$(235,208)	$(2,060)	$2,544,279

	For the Six Months Ended June 30, 2025 and 2024
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2024	$144,484	66,919,805	$156,985	$1,809,679	$1,192,091	$(292,244)	$(218,632)	$(2,082)	$2,790,281
Net Income	—	—	—	—	48,423	—	—	—	48,423
Other comprehensive income	—	—	—	—	—	—	44,988	—	44,988
Comprehensive income	—	—	—	—	—	—	—	—	93,411
Common dividends declared ($0.74 per share)	—	—	—	—	(70,393)	—	—	—	(70,393)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(5,063)	—	—	—	(5,063)
Stock issued for Premier Financial Corp. ("PFC") acquisition	—	28,738,104	42,326	673,826	—	291,693	—	—	1,007,845
Treasury shares acquired	—	(63,410)	—	325	—	(2,063)	—	—	(1,738)
Stock options exercised	—	32,132	9	(272)	—	1,055	—	—	792
Restricted Stock Granted	—	359,392	647	(2,206)	—	1,559	—	—	—
Stock Option Expense				4,184					4,184
Deferred benefits for directors - net	—	—	—	(78)	—	—	—	(21)	(99)
June 30, 2025	$144,484	95,986,023	$199,967	$2,485,458	$1,165,058	$—	$(173,644)	$(2,103)	$3,819,220

December 31, 2023	$144,484	59,376,435	$141,834	$1,635,859	$1,142,586	$(302,995)	$(226,693)	$(2,013)	$2,533,062
Net income	—	—	—	—	64,609	—	—	—	64,609
Other comprehensive loss	—	—	—	—	—	—	(8,515)	—	(8,515)
Comprehensive income	—	—	—	—	—	—	—	—	56,094
Common dividends declared ($0.72 per share)	—	—	—	—	(42,392)	—	—	—	(42,392)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(5,063)	—	—	—	(5,063)
Stock issued for dividend reinvestment	—	14,058	—	—	(523)	523	—	—	—
Treasury shares acquired	—	(49,729)	—	—	—	(1,441)	—	—	(1,441)
Stock options exercised	—	8,139	—	(126)	—	302	—	—	176
Restricted stock granted	—	230,407	—	(8,793)	—	8,793	—	—	—
Stock compensation expense	—	—	—	3,867	—	—	—	—	3,867
Deferred benefits for directors - net	—	—	—	23	—	—	—	(47)	(24)
June 30, 2024	$144,484	59,579,310	$141,834	$1,630,830	$1,159,217	$(294,818)	$(235,208)	$(2,060)	$2,544,279

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2025	2024
NET CASH PROVIDED BY OPERATING ACTIVITIES	$78,627	$82,830
INVESTING ACTIVITIES
Net increase in loans held for investment	(251,350)	(624,818)
Available-for-sale debt securities:
Proceeds from sales	873,835	—
Proceeds from maturities, prepayments and calls	264,069	129,661
Purchases of securities	(903,886)	(51,557)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	18,538	18,847
Purchases of securities	(4,279)	—
Purchases of premises and equipment – net	(11,094)	(1,897)
Net cash received from PFC acquisition	200,454	—
Sale of portfolio loans - net	73,893	—
Proceeds from bank owned life insurance	2,301	1
Net cash provided by (used in) investing activities	262,481	(529,763)
FINANCING ACTIVITIES
Increase in deposits	153,941	263,819
Proceeds from Federal Home Loan Bank borrowings	1,175,000	1,175,000
Repayment of Federal Home Loan Bank borrowings	(925,000)	(1,050,000)
Decrease in other short-term borrowings	(88,407)	(136)
Principal repayments of finance lease obligations	(2,043)	(1,665)
Dividends paid to common shareholders	(59,697)	(42,351)
Dividends paid to preferred shareholders	(5,063)	(5,063)
Issuance of common stock	104	—
Treasury shares purchased - net	(1,050)	(1,265)
Net cash provided by financing activities	247,785	338,339
Net increase (decrease) in cash, cash equivalents and restricted cash	588,893	(108,594)
Cash, cash equivalents and restricted cash at beginning of the period	568,137	595,383
Cash, cash equivalents and restricted cash at end of the period	$1,157,030	$486,789
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$210,316	$163,530
Income taxes paid	21,480	15,985
Transfers of loans to other real estate owned	—	152
Non-cash transactions related to the PFC acquisition	1,007,845	—

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

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2025-04 Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)

In May 2025, the FASB issued ASU 2025-04, “Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606).” The amendments in this Update revise the Master Glossary definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions (such as vesting conditions) that are based on the volume or monetary amount of a customer’s purchases (or potential purchases) of goods or services from the grantor (including over a specified period of time). Additionally, the amendments in this Update clarify that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. The amendments in this Update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2025-03 Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” The amendments in this update require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity ("VIE") that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this Update differ from current GAAP because, for certain transactions, they replace the requirement that the primary beneficiary always is the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. The amendments in this Update enhance the comparability of financial statements across entities engaging in acquisition transactions effected primarily by exchanging equity interests when the legal acquiree meets the definition of a business. For Wesbanco, the amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

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

ASU 2024-01 – Compensation – Stock Compensation (Topic 718)

In March 2024, the FASB issued ASU 2024-01, “Stock Compensation (Topic 718).” The amendments in this Update are designed to improve GAAP by adding an illustrative example that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The illustrative example is intended to reduce (1) complexity in determining whether a profits interest award is subject to the guidance in Topic 718 and (2) existing diversity in practice. For Wesbanco, the amendments are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. This accounting pronouncement is currently not applicable for Wesbanco.

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)." The amendments in this Update related to the rate reconciliation and income taxes paid disclosures and are designed to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. For Wesbanco, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements, but will result in additional disclosures within the Notes to the Consolidated Financial Statements.

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

ASU 2023-05 – Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

In August 2023, the FASB issued ASU 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement," under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification ("ASC") master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. For Wesbanco, the amendments are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. This accounting pronouncement is currently not applicable for Wesbanco.

NOTE 2. MERGERS AND ACQUISITIONS

On February 28, 2025, Wesbanco completed its acquisition of Premier Financial Corp. ("PFC"), a bank holding company headquartered in Defiance, OH. On the acquisition date, PFC had approximately $7.9 billion in assets, excluding goodwill and intangible assets, which included approximately $5.9 billion in portfolio loans and $1.2 billion in investment securities. The PFC acquisition was valued at $1.0 billion, based on Wesbanco's closing stock price per share on February 28, 2025 of $35.07, and resulted in all of PFC's outstanding common shares outstanding immediately prior to the effectiveness of the acquisition, as well as certain of PFC's outstanding equity awards, converting into the right to receive 28,738,104 shares of Wesbanco common stock in the aggregate, of which 20,316,670 were newly issued shares and 8,421,434 were treasury shares. Following completion of the acquisition, PFC shareholders represent approximately 30% of the voting interests in Wesbanco. With the acquisition of PFC, Wesbanco acquired 73 branches and increased its market share in Ohio, while expanding into contiguous markets in northwestern Ohio and Michigan. The assets and liabilities of PFC were recorded on Wesbanco's balance sheets at their preliminary estimated fair values as of February 28, 2025, the acquisition date, and PFC's results of operations have been included in Wesbanco's Consolidated Statements of Income since that date. Based on a preliminary purchase price allocation, Wesbanco recorded $476.2 million in goodwill and $151.5 million in core deposit intangibles in its Community Banking segment, and $6.9 million in customer list intangibles in its Trust and Investment Services segment, which reflects the expected synergies and economies of scale resulting from the acquisition. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the integration of the operations of PFC, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to PFC since the date of acquisition, as PFC's results cannot be separately identified. For the three and six months ended June 30, 2025, Wesbanco recorded merger-related expenses of $32.5 million and $53.4 million, respectively, associated with the PFC acquisition.

The preliminary purchase price of the PFC acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	February 28, 2025
Purchase price:
Fair value of Wesbanco shares issued	$1,007,845
Cash consideration for outstanding PFC shares	138
Total purchase price	$1,007,983
Fair value of:
Tangible assets acquired	$7,734,236
Core deposit and other intangible assets acquired	158,406
Liabilities assumed	(7,561,426)
Net cash received in the acquisition	200,592
Fair value of net assets acquired	531,808
Goodwill recognized	$476,175

The PFC acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their respective acquisition date estimated fair values. These estimates were recorded based on initial valuations available at the acquisition date, and these estimates, including initial accounting for deferred taxes, are considered preliminary as of June 30, 2025, and subject to adjustment for up to one year after the acquisition date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the acquisition date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the acquisition date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the valuation amounts presented herein.

The following table presents the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(unaudited, in thousands)	February 28, 2025

Total merger consideration		$1,007,983
Fair value of assets acquired
Cash and due from banks	$200,592
Equity securities	14,601
Available-for-sale debt securities	1,149,980
Loans held for sale	170,952
Net portfolio loans	5,888,966
Premises and equipment	59,046
Accrued interest receivable	33,804
Intangible assets	158,406
Bank-owned life insurance	186,736
Deferred taxes	97,814
Other assets	132,337
Total assets acquired	$8,093,234
Fair value of liabilities assumed
Deposits	$6,873,447
FHLB borrowings	502,028
Subordinated debt and junior subordinated debt	80,606
Accrued interest payable	3,620
Other liabilities	101,725
Total liabilities assumed	$7,561,426
Net assets acquired		$531,808
Goodwill		$476,175

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of March 31, 2025:

(unaudited, in thousands)	February 28, 2025
Goodwill recognized as of March 31, 2025	$483,397
Change in fair value of net assets acquired:
Assets
Investment securities	(6)
Loans held for sale	(28,019)
Net portfolio loans	36,843
Intangible assets	6,892
Premises and equipment	(4,345)
Deferred tax assets	(1,364)
Accrued income and other assets	(1,875)
Liabilities
Borrowings	—
Accrued expenses and other liabilities	(904)
Fair value of net assets acquired	$7,222
Decrease in goodwill recognized	(7,222)
Goodwill recognized as of June 30, 2025	$476,175

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

Of the $5.9 billion in loans held for investment acquired from PFC, $5.7 billion were identified as non-PCD and $0.2 billion were identified as PCD. The non-PCD loans have an amortized cost of $6.0 billion and interest and credit marks that total $0.3 billion. The PCD loans are summarized in the following table:

(unaudited, in thousands)
Amortized cost of acquired PCD loans	$247,641
Allowance on PCD at acquisition (1)	(20,179)
Non-credit discount on PCD	(19,453)
Fair value price of PCD loans	$208,009

(1) The allowance on PCD loans at acquisition date decreased $8.9 million as compared to what was previously reported due to refinements in the allowance calculation.

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

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities in the acquisition for the period March 1, 2025 to June 30, 2025.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2025 (1)	2024 (2)	2025 (3)	2024 (4)
Net interest income	$201,495	$186,203	$403,796	$374,677
Non-interest income	45,324	43,433	90,648	86,558
Net income	$69,988	$52,996	$140,613	$117,971

(1) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $7.2 million for the three months ended June 30, 2025.

(2) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $10.4 million for the three months ended June 30, 2024.

(3) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $15.0 million for the six months ended June 30, 2025.

(4) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $24.5 million for the six months ended June 30, 2024.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2025	2024	2025	2024
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$54,884	$26,385	$43,360	$59,546
Denominator:
Total average basic common shares outstanding	95,744,980	59,521,872	86,339,970	59,452,315
Effect of dilutive stock options and other stock compensation	63,330	134,557	126,731	140,645
Total diluted average common shares outstanding	95,808,310	59,656,429	86,466,701	59,592,960
Earnings per common share - basic	$0.57	$0.44	$0.50	$1.00
Earnings per common share - diluted	$0.57	$0.44	$0.50	$1.00

As of June 30, 2025 and 2024, 426,586 and 634,751 options to purchase shares were not included in the diluted share computation for the three and six months ended June 30, 2025 and 2024, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of June 30, 2025, 24,000 shares were estimated to be awarded under the 2025, 2024 and 2023 total shareholder return ("TSR") plans and were included in the diluted calculation as stock performance targets had been met. As of June 30, 2024, no shares were estimated to be awarded under the 2024, 2023 and 2022 TSR plans and were not included in the diluted calculation as stock performance targets had not been met as of such date and therefore the effect would be antidilutive.

In addition, 46,407 shares of performance-based restricted stock was included in the diluted calculation as of June 30, 2025 because the performance criteria was met. Similarly, at June 30, 2024, 104,594 shares were estimated to be awarded and are included in the diluted calculation.

As previously disclosed, in conjunction with the announcement of the acquisition of PFC, on August 1, 2024, Wesbanco issued 7,272,728 shares of common stock to complete a $200 million common equity capital raise. This equity issuance was primarily to support the pro-forma bank's balance sheet and regulatory capital ratios. As well, 28,738,104 shares were needed as merger consideration to complete the PFC acquisition on February 28, 2025. To accomplish this, Wesbanco used 8,421,434 shares of Treasury stock and 20,316,670 newly-issued common shares. These shares are included in the average shares outstanding beginning on those dates mentioned. For additional information relating to the PFC acquisition, refer to Note 2, “Mergers and Acquisitions.”

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	June 30, 2025				December 31, 2024
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$195,488	$59	$(35)	$195,512	$146,113	$63	$(63)	$146,113
U.S. Government sponsored entities and agencies	230,822	26	(23,601)	207,247	224,944	—	(30,702)	194,242
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,655,694	6,145	(211,457)	2,450,382	1,850,284	245	(257,088)	1,593,441
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	155,071	154	(3,374)	151,851	235,873	51	(4,142)	231,782
Asset backed securities	72,546	31	(642)	71,935	—	—	—	—
Obligations of states and political subdivisions	84,806	61	(2,886)	81,981	71,919	25	(3,324)	68,620
Corporate debt securities	63,733	349	(171)	63,911	11,974	—	(100)	11,874
Total available-for-sale debt securities	$3,458,160	$6,825	$(242,166)	$3,222,819	$2,541,107	$384	$(295,419)	$2,246,072
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$2,641	$—	$(178)	$2,463	$2,988	$—	$(260)	$2,728
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	29,896	—	(1,969)	27,927	32,803	—	(2,754)	30,049
Obligations of states and political subdivisions	1,089,173	281	(129,817)	959,637	1,098,957	164	(143,130)	955,991
Corporate debt securities	16,072	43	(32)	16,083	18,158	—	(109)	18,049
Total held-to-maturity debt securities (1)	$1,137,782	$324	$(131,996)	$1,006,110	$1,152,906	$164	$(146,253)	$1,006,817
Total debt securities	$4,595,942	$7,149	$(374,162)	$4,228,929	$3,694,013	$548	$(441,672)	$3,252,889
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million and $0.1 million at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $27.0 million and $10.9 million at June 30, 2025 and December 31, 2024, respectively, consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $29.5 million and $13.4 million at June 30, 2025 and December 31, 2024, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at June 30, 2025. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Within one year	$213,602	$213,581
After 1 year through 5 years	251,380	247,358
After 5 years through 10 years	195,460	185,130
After 10 years	2,797,718	2,576,750
Total available-for-sale debt securities	$3,458,160	$3,222,819
Held-to-maturity debt securities
Within one year	$34,551	$34,511
After 1 year through 5 years	144,258	141,703
After 5 years through 10 years	529,219	482,086
After 10 years	429,754	347,810
Total held-to-maturity debt securities	$1,137,782	$1,006,110
Total debt securities	$4,595,942	$4,228,929

Securities with an aggregate carrying value of $2.9 billion and $2.2 billion at June 30, 2025 and December 31, 2024, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities for the six months ended June 30, 2025 totaled $873.8 million. There were no security sales that occurred in the six months ended June 30, 2024. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2025 and December 31, 2024 were $178.5 million and $223.8 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and six months ended June 30, 2025 and 2024, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the consolidated income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2025	2024	2025	2024
Debt securities:
Gross realized gains	$17	$—	$218	$—
Gross realized losses	(7)	(12)	(169)	(12)
Net gains (losses) on debt securities	10	(12)	49	(12)
Equity securities:
Net unrealized gains recognized on securities still held	1,400	147	1,043	684
Net securities gains	$1,410	$135	$1,092	$672

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.2 million and $8.4 million as of June 30, 2025 and December 31, 2024, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the six months ended June 30, 2025 and 2024:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2025 and 2024

	Obligations of
	states and	Corporate
	political	debt
(unaudited, in thousands)	subdivisions	Securities	Total
Balance at December 31, 2024	$124	$22	$146
Current period provision (1)	17	15	32
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2025	$141	$37	$178
.
Balance at December 31, 2023	$160	$32	$192
Current period provision (1)	(12)	(17)	(29)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2024	$148	$15	$163

(1) The total provision for credit losses on held-to-maturity securities is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses - loans and loan commitments. For more information on the provision relating to loans and loan commitments, please see Note 5, "Loans and the Allowance for Credit Losses."

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$98,756	$(35)	3	$—	$—	—	$98,756	$(35)	3
U.S. Government sponsored entities and agencies	—	—	—	193,534	(23,601)	43	193,534	(23,601)	43
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	224,629	(1,290)	54	1,351,335	(210,167)	440	1,575,964	(211,457)	494
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	6,750	(7)	3	125,035	(3,367)	37	131,785	(3,374)	40
Asset backed securities	61,449	(642)	12	—	—	—	61,449	(642)	12
Obligations of states and political subdivisions	15,961	(281)	24	40,868	(2,605)	68	56,829	(2,886)	92
Corporate debt securities	27,791	(138)	20	5,447	(33)	2	33,238	(171)	22
Total	$435,336	$(2,393)	116	$1,716,219	$(239,773)	590	$2,151,555	$(242,166)	706

	December 31, 2024
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$48,846	$(63)	2	$—	$—	—	$48,846	$(63)	2
U.S. Government sponsored entities and agencies	—	—	—	194,242	(30,702)	43	194,242	(30,702)	43
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	149,466	(1,742)	32	1,408,115	(255,346)	447	1,557,581	(257,088)	479
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,919	(7)	1	193,085	(4,135)	50	203,004	(4,142)	51
Obligations of states and political subdivisions	10,728	(133)	8	48,038	(3,191)	84	58,766	(3,324)	92
Corporate debt securities	4,479	(21)	4	7,395	(79)	2	11,874	(100)	6
Total	$223,438	$(1,966)	47	$1,850,875	$(293,453)	626	$2,074,313	$(295,419)	673

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB stock totaling $82.4 million and $48.2 million at June 30, 2025 and December 31, 2024, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $13.6 million and $11.9 million at June 30, 2025 and December 31, 2024, respectively. The unaccreted discount on purchased loans from acquisitions was $328.1 million at June 30, 2025 and $10.5 million at December 31, 2024.

	June 30,	December 31,
(unaudited, in thousands)	2025	2024
Commercial real estate:
Land and construction	$1,732,088	$1,352,083
Improved property	8,868,122	5,974,598
Total commercial real estate	10,600,210	7,326,681
Commercial and industrial	2,819,096	1,787,277
Residential real estate	3,939,796	2,520,086
Home equity	1,052,334	821,110
Consumer	417,190	201,275
Total portfolio loans	18,828,626	12,656,429
Loans held for sale	123,019	18,695
Total loans	$18,951,645	$12,675,124

Allowance for Credit Losses

The allowance for credit losses under the current expected credit losses methodology is calculated on non-PCD loans utilizing the probability of default ("PD") divided by the loss given default ("LGD"), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. At June 30, 2025, the primary driver of the change in the allowance model calculation from December 31, 2024 was the initial allowance on the loans acquired in the PFC transaction. Also impacting the allowance were adjustments in regional macroeconomic factors and loan concentrations, increases to specific reserves on individually-evaluated loans and an increase in net charge-offs. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.6%, and subsequently increase to an average of 5.2% over the remainder of the forecast period. In addition to the quantitative and qualitative changes noted above, the allowance is reflective of $7.1 million in net charge-offs recorded during the first six months of 2025. Accrued interest receivable for loans was $87.9 million and $62.2 million at June 30, 2025 and December 31, 2024, respectively. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, due to their unique nature, Wesbanco may reserve on the accrued interest related to individually-evaluated loans when applicable — there was no such reserve at June 30, 2025. In addition, Wesbanco also has a $0.1 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. Accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $13.8 million and $13.9 million at June 30, 2025 and December 31, 2024, respectively.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2025 and 2024
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at December 31, 2024
Allowance for credit losses - loans	$8,411	$59,828	$42,398	$21,790	$1,235	$3,391	$1,713	$138,766
Allowance for credit losses - loan commitments	5,105	—	—	1,015	—	—	—	6,120
Total beginning allowance for credit losses - loans and loan commitments	13,516	59,828	42,398	22,805	1,235	3,391	1,713	144,886
Initial allowance for credit losses on acquired PCD loans	177	5,951	7,160	3,192	604	3,095	—	20,179
Provision for credit losses:
Provision for loan losses	2,317	34,027	16,833	9,745	959	6,476	1,664	72,021
Provision for loan commitments	254	—	—	(206)	—	—	—	48
Total provision for credit losses - loans and loan commitments (2)	2,571	34,027	16,833	9,539	959	6,476	1,664	72,069
Charge-offs	—	(678)	(3,821)	(412)	(817)	(3,283)	(1,364)	(10,375)
Recoveries	11	116	1,367	199	236	1,038	308	3,275
Net recoveries (charge-offs) (3)	11	(562)	(2,454)	(213)	(581)	(2,245)	(1,056)	(7,100)
Balance at June 30, 2025
Allowance for credit losses - loans	10,916	99,244	63,937	34,514	2,217	10,717	2,321	223,866
Allowance for credit losses - loan commitments	5,359	—	—	809	—	—	—	6,168
Total ending allowance for credit losses - loans and loan commitments	$16,275	$99,244	$63,937	$35,323	$2,217	$10,717	$2,321	$230,034

Balance at December 31, 2023
Allowance for credit losses - loans	$7,123	$59,351	$36,644	$21,218	$1,017	$3,956	$1,366	$130,675
Allowance for credit losses - loan commitments	6,894	—	429	1,276	5	—	—	8,604
Total beginning allowance for credit losses - loans and loan commitments	14,017	59,351	37,073	22,494	1,022	3,956	1,366	139,279
Provision for credit losses:
Provision for loan losses	1,516	(402)	9,726	1,342	203	773	833	13,991
Provision for loan commitments	1,046	—	(429)	(22)	(5)	—	—	590
Total provision for credit losses - loans and loan commitments (2)	2,562	(402)	9,297	1,320	198	773	833	14,581
Charge-offs	(813)	(815)	(6,072)	(272)	(413)	(1,980)	(861)	(11,226)
Recoveries	—	443	1,107	115	297	894	213	3,069
Net (charge-offs) recoveries	(813)	(372)	(4,965)	(157)	(116)	(1,086)	(648)	(8,157)
Balance at June 30, 2024
Allowance for credit losses - loans	7,826	58,577	41,405	22,403	1,104	3,643	1,551	136,509
Allowance for credit losses - loan commitments	7,940	—	—	1,254	—	—	—	9,194
Total ending allowance for credit losses - loans and loan commitments	$15,766	$58,577	$41,405	$23,657	$1,104	$3,643	$1,551	$145,703

(1) Deposit overdrafts of $8.5 million and $4.6 million are included in total portfolio loans for the periods ending June 30, 2025 and June 30, 2024, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 4, "Securities."

(3) The charge-offs on the acquired PFC loan portfolio prior to the acquisition were $22.7 million.

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
June 30, 2025
Allowance for credit losses:
Loans individually-evaluated	$—	$17,005	$6,054	$—	$—	$—	$—	$23,059
Loans collectively-evaluated	10,916	82,239	57,883	34,514	2,217	10,717	2,321	200,807
Loan commitments (2)	5,359	—	—	809	—	—	—	6,168
Total allowance for credit losses - loans and commitments	$16,275	$99,244	$63,937	$35,323	$2,217	$10,717	$2,321	$230,034

Portfolio loans:
Individually-evaluated for credit losses	$—	$36,819	$6,965	$—	$—	$—	$—	$43,784
Collectively-evaluated for credit losses	1,732,088	8,831,303	2,812,131	3,939,796	1,052,334	417,190	—	18,784,842
Total portfolio loans	$1,732,088	$8,868,122	$2,819,096	$3,939,796	$1,052,334	$417,190	$—	$18,828,626

December 31, 2024
Allowance for credit losses:
Loans individually-evaluated	$—	$12,461	$5,353	$—	$—	$—	$—	$17,814
Loans collectively-evaluated	8,411	47,367	37,045	21,790	1,235	3,391	1,713	120,952
Loan commitments (2)	5,105	—	—	1,015	—	—	—	6,120
Total allowance for credit losses - loans and commitments	$13,516	$59,828	$42,398	$22,805	$1,235	$3,391	$1,713	$144,886

Portfolio loans:
Individually-evaluated for credit losses	$—	$45,224	$7,116	$—	$—	$—	$—	$52,340
Collectively-evaluated for credit losses	1,352,083	5,929,374	1,780,161	2,520,086	821,110	201,275	—	12,604,089
Total portfolio loans	$1,352,083	$5,974,598	$1,787,277	$2,520,086	$821,110	$201,275	$—	$12,656,429

(1) Deposit overdrafts of $8.5 million and $13.8 million are included in total portfolio loans for the periods ending June 30, 2025 and December 31, 2024, respectively.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2025
Pass	$1,657,871	$8,413,346	$2,664,825	$12,736,042
Criticized - compromised	59,225	351,570	120,620	531,415
Classified - substandard	14,992	103,206	33,651	151,849
Classified - doubtful	—	—	—	—
Total	$1,732,088	$8,868,122	$2,819,096	$13,419,306

As of December 31, 2024
Pass	$1,347,374	$5,690,606	$1,721,309	$8,759,289
Criticized - compromised	3,873	189,322	48,805	242,000
Classified - substandard	836	94,670	17,163	112,669
Classified - doubtful	—	—	—	—
Total	$1,352,083	$5,974,598	$1,787,277	$9,113,958

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $47.0 million at June 30, 2025 and $23.3 million at December 31, 2024, of which $9.9 million and $4.5 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $34.8 million and $36.1 million of unfunded commercial loan commitments are also not included in the tables above at June 30, 2025 and December 31, 2024, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of June 30, 2025
Commercial real estate:
Land and construction	$1,729,085	$293	$1,347	$1,363	$3,003	$1,732,088	$—
Improved property	8,817,806	12,040	4,381	33,895	50,316	8,868,122	9,134
Total commercial real estate	10,546,891	12,333	5,728	35,258	53,319	10,600,210	9,134
Commercial and industrial	2,797,202	4,068	1,313	16,513	21,894	2,819,096	1,864
Residential real estate	3,897,587	689	19,491	22,029	42,209	3,939,796	7,418
Home equity	1,031,465	11,228	3,477	6,164	20,869	1,052,334	1,515
Consumer	403,031	9,098	2,082	2,979	14,159	417,190	959
Total portfolio loans	18,676,176	37,416	32,091	82,943	152,450	18,828,626	20,890
Loans held for sale	123,019	—	—	—	—	123,019	—
Total loans	$18,799,195	$37,416	$32,091	$82,943	$152,450	$18,951,645	$20,890

Nonperforming loans included above are as follows:
Non-accrual loans	$18,160	$1,208	$2,898	$62,053	$66,159	$84,319

As of December 31, 2024
Commercial real estate:
Land and construction	$1,351,251	$832	$—	$—	$832	$1,352,083	$—
Improved property	5,935,163	7,646	8,148	23,641	39,435	5,974,598	5,561
Total commercial real estate	7,286,414	8,478	8,148	23,641	40,267	7,326,681	5,561
Commercial and industrial	1,772,832	957	8,872	4,616	14,445	1,787,277	3,498
Residential real estate	2,506,959	1,483	3,523	8,121	13,127	2,520,086	2,489
Home equity	806,025	7,420	3,043	4,622	15,085	821,110	1,150
Consumer	195,082	3,916	1,384	893	6,193	201,275	857
Total portfolio loans	12,567,312	22,254	24,970	41,893	89,117	12,656,429	13,555
Loans held for sale	18,695	—	—	—	—	18,695	—
Total loans	$12,586,007	$22,254	$24,970	$41,893	$89,117	$12,675,124	$13,555

Nonperforming loans included above are as follows:
Non-accrual loans	$10,117	$684	$613	$28,338	$29,635	$39,752

The following tables summarize nonperforming loans:

	Nonperforming Loans
	June 30, 2025			December 31, 2024
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,373	$1,363	$—	$—	$—	$—
Improved property	18,043	15,313	—	17,489	15,918	—
Commercial and industrial	11,534	8,655	—	2,896	1,897	—
Residential real estate	34,357	26,116	—	17,200	12,524	—
Home equity	11,638	8,459	—	8,284	6,208	—
Consumer	4,442	2,579	—	140	87	—
Total nonperforming loans without a specific allowance	81,387	62,485	—	46,009	36,634	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	14,898	14,875	7,698	3,118	3,118	516
Commercial and industrial	6,959	6,959	6,054	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	21,857	21,834	13,752	3,118	3,118	516
Total nonperforming loans	$103,244	$84,319	$13,752	$49,127	$39,752	$516

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$682	$—	$197	$—	$454	$—	$131	$—
Improved property	19,689	—	15,140	—	18,432	—	13,279	—
Commercial and industrial	9,450	—	2,412	—	6,932	—	2,221	—
Residential real estate	26,059	—	11,342	—	21,547	—	11,089	—
Home equity	8,108	—	5,035	—	7,474	—	4,949	—
Consumer	2,962	—	69	—	2,004	—	63	—
Total nonperforming loans without a specific allowance	66,950	—	34,194	—	56,843	—	31,732	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved property	9,008	—	—	—	7,045	—	—	—
Commercial and industrial	6,959	—	—	—	4,639	—	—	—
Total nonperforming loans with a specific allowance	15,967	—	—	—	11,684	—	—	—
Total nonperforming loans	$82,917	$—	$34,194	$—	$68,527	$—	$31,732	$—

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
	June 30,	December 31,
(unaudited, in thousands)	2025	2024
Commercial real estate:
Land and construction	$1,363	$—
Improved property	30,188	19,036
Total commercial real estate	31,551	19,036
Commercial and industrial	15,614	1,897
Residential real estate	26,116	12,524
Home equity	8,459	6,208
Consumer	2,579	87
Total	$84,319	$39,752

(1) At June 30, 2025, there were thirteen borrowers with a loan balance greater than $1.0 million, which totaled $37.4 million, as compared to six borrowers with a loan balance greater than $1.0 million totaling $13.1 million at December 31, 2024. Loans acquired from PFC that were on non-accrual status as of June 30, 2025 totaled approximately $18.9 million. Total non-accrual loans may include loans that are also restructured for borrowers experiencing financial difficulty. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty

Tables in the following section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the three and six months ended June 30, 2025 and 2024 presented by loan category:

	For the Three Months Ended June 30, 2025
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Payment Delay and Term Extension	Total	% of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	$—	$—	—
Commercial real estate - improved property	—	—	—	—	—	—
Commercial and industrial	1,143	10	—	—	1,153	—
Residential real estate	—	—	2,156	—	2,156	0.1
Home equity	—	—	370	—	370	—
Consumer	—	—	495	—	495	0.1
Total	$1,143	$10	$3,021	$—	$4,174	—

	For the Three Months Ended June 30, 2024
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Payment Delay and Term Extension	Total	% of Total by Loan Category
Commercial real estate - land and construction	$5	$—	$—	$—	$5	—
Commercial real estate - improved property	4,378	—	—	—	4,378	0.1
Commercial and industrial	496	—	9	—	505	—
Residential real estate	—	—	164	—	164	—
Home equity	—	—	109	—	109	—
Consumer	—	—	114	—	114	0.1
Total	$4,879	$—	$396	$—	$5,275	—

	For the Six Months Ended June 30, 2025
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$24,219	$—	$—	$—	$24,219	1.4
Commercial real estate - improved property	16,090	—	1,490	247	17,827	0.2
Commercial and industrial	5,997	10	59	—	6,066	0.2
Residential real estate	—	—	2,642	—	2,642	0.1
Home equity	—	—	761	—	761	0.1
Consumer	—	—	549	—	549	0.1
Total	$46,306	$10	$5,501	$247	$52,064	0.3

	For the Six Months Ended June 30, 2024
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$5	$—	$—	$—	$5	—
Commercial real estate - improved property	25,288	—	—	—	25,288	0.4
Commercial and industrial	496	—	9	—	505	—
Residential real estate	—	—	739	—	739	—
Home equity	—	—	449	—	449	0.1
Consumer	—	—	223	—	223	0.1
Total	$25,789	$—	$1,420	$—	$27,209	0.2

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty ("MBEFDs") totaled $1.7 million for loans modified during the six months ended June 30, 2025 and $1.0 million for loans modified during the six months ended June 30, 2024. These commitments are not included in the tables above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the three and six months ended June 30, 2025 and 2024, presented by loan category:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	—	24
Commercial real estate - improved property	—	4
Commercial and industrial	7	33
Residential real estate	—	—
Home equity	—	—
Consumer	—	—

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	6	24
Commercial real estate - improved property	9	9
Commercial and industrial	13	33
Residential real estate	—	—
Home equity	—	—
Consumer	—	—

The following table summarizes loans with MBEFDs which defaulted (defined as 90 days past due) within 12 months of the loan being modified during the three and six months ended June 30, 2025 and 2024. Modified loans, including those that have defaulted, are already included in the allowance for credit losses through the various methodologies used to estimate the allowance. As such, no modification to the allowance is recorded specifically due to a modified loan subsequently defaulting.

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	—	—	—	—
Commercial and industrial	—	—	—	180	—	180
Residential real estate	—	123	123	—	—	—
Home equity	—	109	109	—	—	—
Consumer	—	80	80	—	31	31
Total loans that subsequently defaulted (1)	$—	$312	$312	$180	$31	$211

	For the Six Months Ended			For the Six Months Ended
	June 30, 2025			June 30, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	3,468	—	3,468	—	—	—
Commercial and industrial	—	—	—	180	—	180
Residential real estate	—	123	123	—	118	118
Home equity	—	115	115	—	—	—
Consumer	—	80	80	—	48	48
Total loans that subsequently defaulted (1)	$3,468	$318	$3,786	$180	$166	$346

The following table presents an aging analysis of portfolio loans by loan category that were modified during the twelve months prior to June 30, 2025 and June 30, 2024.

	June 30, 2025
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$832	$832	$24,218	$25,050
Commercial real estate - improved property	—	1,446	3,468	4,914	74,595	79,509
Commercial and industrial	—	489	6,995	7,484	5,578	13,062
Residential real estate	—	1,039	953	1,992	3,359	5,351
Home equity	297	132	343	772	972	1,744
Consumer	31	88	92	211	454	665
Total modified loans (1)	$328	$3,194	$12,683	$16,205	$109,176	$125,381

	June 30, 2024
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$5	$5
Commercial real estate - improved property	—	16	—	16	25,585	25,601
Commercial and industrial	91	9	—	100	405	505
Residential real estate	—	36	265	301	1,252	1,553
Home equity	15	—	176	191	750	941
Consumer	21	36	31	88	230	318
Total modified loans (1)	$127	$97	$472	$696	$28,227	$28,923

(1) Represents balance at period end.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of June 30, 2025
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$110,325	$393,928	$482,460	$292,940	$35,606	$89,959	$147,765	$104,888	$1,657,871
Criticized - compromised	—	—	—	54,423	—	279	—	4,523	59,225
Classified - substandard	—	—	324	—	—	1,563	—	13,105	14,992
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$110,325	$393,928	$482,784	$347,363	$35,606	$91,801	$147,765	$122,516	$1,732,088
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate: improved property
Risk rating:
Pass	$335,922	$621,201	$571,797	$1,620,681	$940,405	$3,260,353	$265,490	$797,497	$8,413,346
Criticized - compromised	—	29,547	8,619	81,875	20,267	60,615	30,414	120,233	351,570
Classified - substandard	247	19,599	6,182	31,353	4,319	35,629	272	5,605	103,206
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$336,169	$670,347	$586,598	$1,733,909	$964,991	$3,356,597	$296,176	$923,335	$8,868,122
Current-period gross charge-offs	$—	$—	$—	$—	$9	$634	$—	$35	$678

Commercial and industrial
Risk rating:
Pass	$147,257	$274,552	$198,899	$373,138	$207,269	$356,548	$930,155	$177,007	$2,664,825
Criticized - compromised	46	14,014	5,193	9,072	8,863	13,176	60,711	9,545	120,620
Classified - substandard	29	3,593	588	3,461	2,018	7,447	6,170	10,345	33,651
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$147,332	$292,159	$204,680	$385,671	$218,150	$377,171	$997,036	$196,897	$2,819,096
Current-period gross charge-offs	$—	$477	$548	$880	$479	$202	$1,088	$147	$3,821

Residential real estate
Loan delinquency:
Current	$107,301	$219,631	$285,658	$758,553	$651,602	$1,068,960	$—	$805,882	$3,897,587
30-59 days past due	—	—	—	—	—	689	—	—	689
60-89 days past due	84	1,101	2,335	3,827	2,806	8,435	—	903	19,491
90 days or more past due	—	727	1,696	3,194	2,218	12,398	—	1,796	22,029
Total	$107,385	$221,459	$289,689	$765,574	$656,626	$1,090,482	$—	$808,581	$3,939,796
Current-period gross charge-offs	$—	$—	$33	$150	$—	$158	$—	$71	$412

Home equity
Loan delinquency:
Current	$13,475	$2,428	$1,850	$3,032	$1,460	$22,967	$968,539	$17,714	$1,031,465
30-59 days past due	102	657	586	1,269	246	2,087	5,553	728	11,228
60-89 days past due	26	586	285	478	243	1,183	76	600	3,477
90 days or more past due	—	289	1,469	744	440	2,548	46	628	6,164
Total	$13,603	$3,960	$4,190	$5,523	$2,389	$28,785	$974,214	$19,670	$1,052,334
Current-period gross charge-offs	$—	$2	$221	$170	$98	$309	$3	$14	$817

Consumer
Loan delinquency:
Current	$45,026	$91,217	$80,713	$95,631	$30,827	$31,865	$27,621	$131	$403,031
30-59 days past due	279	1,922	2,776	2,014	698	893	492	24	9,098
60-89 days past due	54	472	423	672	179	269	—	13	2,082
90 days or more past due	41	318	865	980	401	374	—	—	2,979
Total	$45,400	$93,929	$84,777	$99,297	$32,105	$33,401	$28,113	$168	$417,190
Current-period gross charge-offs	$22	$1,113	$599	$889	$392	$268	$—	$—	$3,283

	Loans As of December 31, 2024
	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$245,699	$403,923	$249,690	$84,527	$21,316	$52,485	$145,032	$144,702	$1,347,374
Criticized - compromised	1,746	—	1,096	—	—	10	376	645	3,873
Classified - substandard	—	—	—	—	—	4	—	832	836
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$247,445	$403,923	$250,786	$84,527	$21,316	$52,499	$145,408	$146,179	$1,352,083
Current-period gross charge-offs	$—	$813	$—	$—	$—	$—	$—	$—	$813

Commercial real estate: improved property
Risk rating:
Pass	$542,333	$472,746	$1,038,745	$543,212	$512,916	$1,897,950	$200,572	$482,132	$5,690,606
Criticized - compromised	365	28,204	5,188	13,590	6,733	39,845	825	94,572	189,322
Classified - substandard	19,746	1,836	23,393	1,186	9,952	36,142	623	1,792	94,670
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$562,444	$502,786	$1,067,326	$557,988	$529,601	$1,973,937	$202,020	$578,496	$5,974,598
Current-period gross charge-offs	$—	$—	$75	$7	$—	$855	$—	$—	$937

Commercial and industrial
Risk rating:
Pass	$225,344	$139,460	$206,252	$106,446	$48,285	$250,438	$616,831	$128,253	$1,721,309
Criticized - compromised	217	7,335	3,337	921	1,597	7,660	20,464	7,274	48,805
Classified - substandard	1,494	382	1,158	1,225	65	2,639	2,460	7,740	17,163
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$227,055	$147,177	$210,747	$108,592	$49,947	$260,737	$639,755	$143,267	$1,787,277
Current-period gross charge-offs	$48	$648	$1,048	$228	$162	$1,029	$1	$7,369	$10,533

Residential real estate
Loan delinquency:
Current	$201,454	$195,121	$323,588	$397,596	$168,526	$471,081	$—	$749,593	$2,506,959
30-59 days past due	—	—	—	—	—	1,483	—	—	1,483
60-89 days past due	—	—	—	319	37	2,763	—	404	3,523
90 days or more past due	—	219	838	128	204	5,237	—	1,495	8,121
Total	$201,454	$195,340	$324,426	$398,043	$168,767	$480,564	$—	$751,492	$2,520,086
Current-period gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$58	$308

Home equity
Loan delinquency:
Current	$11,504	$1,857	$2,220	$969	$2,623	$22,444	$763,157	$1,251	$806,025
30-59 days past due	—	167	530	65	88	1,226	5,166	178	7,420
60-89 days past due	—	656	1,170	346	—	636	91	144	3,043
90 days or more past due	—	927	795	235	363	2,045	112	145	4,622
Total	$11,504	$3,607	$4,715	$1,615	$3,074	$26,351	$768,526	$1,718	$821,110
Current-period gross charge-offs	$—	$355	$132	$65	$35	$260	$28	$119	$994

Consumer
Loan delinquency:
Current	$51,073	$55,821	$36,994	$11,744	$5,640	$9,270	$24,540	$—	$195,082
30-59 days past due	774	1,225	765	602	205	197	148	—	3,916
60-89 days past due	271	327	517	161	51	57	—	—	1,384
90 days or more past due	320	235	123	116	34	65	—	—	893
Total	$52,438	$57,608	$38,399	$12,623	$5,930	$9,589	$24,688	$—	$201,275
Current-period gross charge-offs	$382	$1,578	$1,466	$497	$166	$313	$—	$—	$4,402

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2025	2024
Other real estate owned	$662	$649
Repossessed assets	296	203
Total other real estate owned and repossessed assets	$958	$852

Residential real estate loans included in other real estate totaled $0.7 million at June 30, 2025. There were no residential real estate loans included in other real estate at December 31, 2024. At June 30, 2025 and December 31, 2024, formal foreclosure proceedings were in process on residential real estate loans totaling $11.3 million and $4.0 million, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Wesbanco’s Consolidated Balance Sheets include goodwill of $1.6 billion and $1.1 billion as of June 30, 2025 and December 31, 2024, all of which relates to the Community Banking segment. Wesbanco’s other intangible assets of $172.2 million and $27.3 million at June 30, 2025 and December 31, 2024, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. The increases to goodwill and other intangible assets in 2025 are specific to the PFC acquisition, which contributed $476.2 million in goodwill and $151.5 million in core deposit intangibles in its Community Banking segment, as well as $6.9 million in customer list intangibles in its Trust and Investment Services segment. Amortization of core deposit and customer list intangible assets totaled $9.2 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $13.4 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively. Wesbanco completed its annual quantitative goodwill impairment evaluation as of November 30, 2024, and concluded that there were no indications of impairment. In addition, as there were no significant changes in market conditions, consolidated operating results or forecasted future results after November 30, 2024, it was concluded that at both December 31, 2024 and June 30, 2025, there were also no indications of impairment. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2024 and June 30, 2025.

The following table shows Wesbanco’s capitalized other intangible assets and related accumulated amortization:

	June 30,	December 31,
(unaudited, in thousands)	2025	2024
Other intangible assets:
Gross carrying amount	$256,677	$98,271
Accumulated amortization	(84,444)	(71,016)
Net carrying amount of other intangible assets	$172,233	$27,255

The following table shows the amortization on Wesbanco’s other intangible assets for each of the next five years, and in the aggregate thereafter, as of June 30, 2025 (unaudited, in thousands):

Year	Amount
2025	$18,176
2026	31,609
2027	26,822
2028	22,436
2029	17,495
2030 and thereafter	55,695
Total	$172,233

NOTE 7. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of June 30, 2025 and December 31, 2024, Wesbanco had $79.8 million and $38.2 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $33.2 million and $19.0 million at June 30, 2025 and December 31, 2024, respectively, within other liabilities on the Consolidated Balance Sheets. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the three months ended June 30, 2025 and 2024 was $3.0 million and $1.2 million, respectively. The amortization for the six months ended June 30, 2025 and 2024 was $4.9 million and $2.3 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits, which are projected to total $10.3 million for 2025, and totaled $4.3 million for 2024, which are also included in income tax expense.

Wesbanco is also a limited partner in three other limited partnerships as of June 30, 2025. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of June 30, 2025 and December 31, 2024, Wesbanco had $3.7 million and $2.9 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income for the three months ended June 30, 2025 and 2024 of $72 thousand and $12 thousand, respectively, and net income for the six months ended June 30, 2025 and 2024 of $77 thousand and $(11) thousand, respectively.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of June 30, 2025 (unaudited, in thousands):

Year (unaudited, in thousands)	Amount
2025	$7,708
2026	12,153
2027	4,448
2028	3,881
2029	1,444
2030 and thereafter	3,587
Total	$33,221

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of June 30, 2025 and December 31, 2024, Wesbanco had 325 and 293 customer interest rate swaps and caps with an aggregate notional amount of $2.1 billion and $1.9 billion, respectively, related to this program. Wesbanco recognized income for the related swap and cap fees of $1.4 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively, and $3.4 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of June 30, 2025 and December 31, 2024, Wesbanco had 29 and 24 risk participation-in agreements with an aggregate notional amount of $279.2 million and $233.8 million, respectively. As of June 30, 2025 and December 31, 2024, Wesbanco had eight risk participation-out agreements with an aggregate notional amount of $67.3 million and $67.7 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $173.0 million and $29.0 million at June 30, 2025 and December 31, 2024, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$2,108,303	$64,943	$66,526	$1,906,520	$72,343	$72,204
Other contracts:
Interest rate lock commitments	52,657	1,528	—	15,476	—	41
Forward TBA contracts	173,000	—	1,637	29,000	115	—
Total derivatives		$66,471	$68,163		$72,458	$72,245

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three and six months ended June 30, 2025 and 2024, respectively.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2025	2024	2025	2024
Interest rate swaps and caps	Net swap fee and valuation income	$(677)	$9	$(1,687)	$807
Interest rate lock commitments	Mortgage banking income	310	(90)	1,569	(116)
Forward TBA contracts	Mortgage banking income	(538)	47	(1,036)	95
Total		$(905)	$(34)	$(1,154)	$786

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. Wesbanco has posted net cash collateral with a market value of $4.8 million as of June 30, 2025, while, as of December 31, 2024, Wesbanco was holding net cash collateral from various derivative counterparties totaling $42.6 million within interest bearing deposit accounts. If Wesbanco had breached any of these provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties.

NOTE 9. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2025	2024	2025	2024
Service cost – benefits earned during year	$267	$330	$531	$660
Interest cost on projected benefit obligation	766	1,603	1,524	3,206
Expected return on plan assets	(1,603)	(2,599)	(3,188)	(5,198)
Amortization of prior service cost	(8)	(8)	(17)	(17)
Amortization of net (gain) loss	(48)	21	(96)	42
Net periodic pension income	$(626)	$(653)	$(1,246)	$(1,307)

The service cost of $0.5 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively, is included in salaries and wages, and periodic pension income of $1.8 million and $2.0 million for the six months ended June 30, 2025 and 2024, is included in employee benefits.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

		June 30, 2025
		Fair Value Measurements Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2025	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$29,538	$29,538	$—	$—
Available-for-sale debt securities
U.S. Treasury	195,512	195,512	—	—
U.S. Government sponsored entities and agencies	207,247	—	207,247	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,450,382	—	2,450,382	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	151,851	—	151,851	—
Asset backed securities	71,935	—	71,935	—
Obligations of states and political subdivisions	81,981	—	80,028	1,953
Corporate debt securities	63,911	—	63,911	—
Total available-for-sale debt securities	$3,222,819	$195,512	$3,025,354	$1,953
Loans held for sale	123,019	—	123,019	—
Other assets - interest rate swaps	64,943	—	64,943	—
Total assets recurring fair value measurements	$3,440,319	$225,050	$3,213,316	$1,953
Other liabilities - interest rate swaps	$66,526	$—	$66,526	$—
Total liabilities recurring fair value measurements	$66,526	$—	$66,526	$—
Nonrecurring fair value measurements
Collateral dependent loans	$18,997	$—	$—	$18,997
Other real estate owned and repossessed assets	958	—	—	958
Total nonrecurring fair value measurements	$19,955	$—	$—	$19,955

		December 31, 2024
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2024	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,427	$13,427	$—	$—
Available-for-sale debt securities
U.S. Treasury	146,113	146,113	—	—
U.S. Government sponsored entities and agencies	194,242	—	194,242	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,593,441	—	1,593,441	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	231,782	—	231,782	—
Obligations of states and political subdivisions	68,620	—	67,536	1,084
Corporate debt securities	11,874	—	11,874	—
Total available-for-sale debt securities	$2,246,072	$146,113	$2,098,875	$1,084
Loans held for sale	18,695	—	18,695	—
Other assets - interest rate swaps	72,343	—	72,343	—
Total assets recurring fair value measurements	$2,350,537	$159,540	$2,189,913	$1,084
Other liabilities - interest rate swaps	$72,204	$—	$72,204	$—
Total liabilities recurring fair value measurements	$72,204	$—	$72,204	$—
Nonrecurring fair value measurements
Collateral dependent loans	$17,525	$—	$—	$17,525
Other real estate owned and repossessed assets	852	—	—	852
Total nonrecurring fair value measurements	$18,377	$—	$—	$18,377

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three and six months ended June 30, 2025 or for the year ended December 31, 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2025
Collateral dependent loans	$18,997	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-(20.8%)/(7.9%)
			Liquidation expenses (2)	(6.3%)-(8.0%)/(7.4%)
Other real estate owned and repossessed assets	$958	Appraisal of collateral (1), (3)
December 31, 2024
Collateral dependent loans	$17,525	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	$852	Appraisal of collateral (1), (3)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			June 30, 2025
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$1,157,030	$1,157,030	$1,157,030	$—	$—
Equity securities	29,538	29,538	29,538	—	—
Available-for-sale debt securities	3,222,819	3,222,819	—	3,220,866	1,953
Net held-to-maturity debt securities	1,137,604	1,006,110	—	1,005,941	169
Net loans	18,604,760	18,111,962	—	—	18,111,962
Loans held for sale	123,019	123,019	—	123,019	—
Other assets - interest rate derivatives	64,943	64,943	—	64,943	—
Accrued interest receivable	106,410	106,410	106,410	—	—

Financial Liabilities
Deposits	21,154,556	21,136,303	18,211,369	2,924,934	—
Federal Home Loan Bank borrowings	1,750,000	1,750,833	—	1,750,833	—
Other borrowings	103,666	99,771	99,771	—	—
Subordinated debt and junior subordinated debt	357,762	339,114	—	339,114	—
Other liabilities - interest rate derivatives	66,526	66,526	—	66,526	—
Accrued interest payable	25,967	25,967	25,967	—	—

			Fair Value Measurements at
			December 31, 2024
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$568,137	$568,137	$568,137	$—	$—
Equity securities	13,427	13,427	13,427	—	—
Available-for-sale debt securities	2,246,072	2,246,072	—	2,244,988	1,084
Net held-to-maturity debt securities	1,152,760	1,006,817	—	1,006,617	200
Net loans	12,517,663	12,042,064	—	—	12,042,064
Loans held for sale	18,695	18,695	—	18,695	—
Other assets - interest rate derivatives	72,343	72,343	—	72,343	—
Accrued interest receivable	78,324	78,324	78,324	—	—

Financial Liabilities
Deposits	14,133,717	14,121,315	12,406,785	1,714,530	—
Federal Home Loan Bank borrowings	1,000,000	1,000,371	—	1,000,371	—
Other borrowings	192,073	180,372	180,372	—	—
Subordinated debt and junior subordinated debt	279,308	262,101	—	262,101	—
Other liabilities - interest rate derivatives	72,204	72,204	—	72,204	—
Accrued interest payable	14,228	14,228	14,228	—	—

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and six months ended June 30, 2025 and 2024, respectively:

	Point of Revenue	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Recognition	2025	2024	2025	2024
Revenue Streams
Trust fees
Trust account fees	Over time	$7,698	$5,305	$14,372	$11,405
WesMark fees	Over time	1,959	1,998	3,983	3,980
Total trust fees		9,657	7,303	18,355	15,385
Service charges on deposits
Commercial banking fees	Over time	2,446	1,297	4,383	2,485
Personal service charges	At a point in time and over time	8,038	5,814	14,687	11,410
Total service charges on deposits		10,484	7,111	19,070	13,895
Net securities brokerage revenue
Annuity commissions	At a point in time	2,610	1,978	4,598	3,950
Equity and debt security trades	At a point in time	84	70	208	150
Managed money	Over time	337	272	664	526
Trail commissions	Over time	317	281	579	523
Total net securities brokerage revenue		3,348	2,601	6,049	5,149

Payment processing fees (1)	At a point in time and over time	804	906	1,696	1,734
Digital banking income	At a point in time	7,325	5,040	12,730	9,745
Net swap fee and valuation income (2)	At a point in time	746	1,776	1,706	3,339
Mortgage banking income	At a point in time	2,364	1,069	3,504	1,762
Net gain on other real estate owned and other assets	At a point in time and over time	111	34	71	188

(1)
Included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying swaps is not within the scope of ASC 606, and totaled losses of $0.7 million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively. Fair value adjustments were ($1.7) million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 12. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the six months ended June 30, 2025 and 2024 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2024	$5,124	$(223,756)	$(218,632)
Other comprehensive income before reclassifications	—	45,567	45,567
Amounts reclassified from accumulated other comprehensive income	(275)	(304)	(579)
Period change	(275)	45,263	44,988
Balance at June 30, 2025	$4,849	$(178,493)	$(173,644)

Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)
Other comprehensive loss before reclassifications	—	(8,278)	(8,278)
Amounts reclassified from accumulated other comprehensive income	(130)	(107)	(237)
Period change	(130)	(8,385)	(8,515)
Balance at June 30, 2024	$6,385	$(241,593)	$(235,208)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2025	2024	2025	2024
Debt securities available-for-sale (1):
Net securities (gains) losses reclassified into earnings	$(9)	$12	$(50)	$12	Net securities gains/(losses) (Non-interest income)
Related income tax effect ⁽²⁾	(207)	(61)	(254)	(119)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(216)	(49)	(304)	(107)

Defined benefit plans (3):
Amortization of net gain and prior service costs	(194)	(101)	(366)	(202)	Employee benefits (Non-interest expense)
Related income tax effect ⁽²⁾	46	24	91	72	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(148)	(77)	(275)	(130)
Total reclassifications for the period	$(364)	$(126)	$(579)	$(237)

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

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $6.2 million and $6.1 million at June 30, 2025 and December 31, 2024, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.3 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2025	2024
Lines of credit	$5,059,269	$3,960,185
Loans approved but not closed	512,141	365,529
Overdraft limits	548,175	387,591
Letters of credit	55,513	47,879
Contingent obligations and other guarantees	33,080	16,574

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 14. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers a wide range of banking products and services through various delivery channels and business units, including commercial demand, individual demand and time deposit accounts; commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. For purposes of determining the community banking reportable segment, these lines of business are aggregated, in accordance with the review of the Chief Operating Decision Maker ("CODM"). The trust and investment services segment offers trust services as well as various alternative investment products, including mutual funds, and also serves as investment adviser to a family of mutual funds called the “WesMark Funds.” The fund family is comprised of the WesMark Large Company Fund, the WesMark Balanced Fund, the WesMark Small Company Fund, the WesMark Government Bond Fund, the WesMark West Virginia Municipal Bond Fund, and the WesMark Tactical Opportunity Fund. Corporate support functions, which are generally all attributable to the parent company, do not represent a reportable segment and are presented within Corporate Other for purposes of reconciling to the consolidated financials. All of Wesbanco’s revenue is derived from domestic operations, and Wesbanco has no major customers providing greater than 10% of total segment revenue. Wesbanco’s CODM is its President and Chief Executive Officer. The CODM uses net income as the reported measure of segment profit or loss in making business decisions regarding reinvestment into the Company’s segments, using profits for acquisitions and/or paying dividends to shareholders. In addition, net income is used to monitor budget versus actual results, to perform competitive analysis by benchmarking to peers and as a factor to establish compensation for certain employees. Wesbanco does not have any material intra-entity sales or transfers.

The market value of trust assets totaled approximately $7.2 billion and $5.6 billion at June 30, 2025 and 2024, respectively. These assets are held by Wesbanco in fiduciary or agency capacities and are not included as assets on Wesbanco’s Consolidated Balance Sheets. Therefore, substantially all of Wesbanco’s assets are attributable to the community banking segment.

The following tables present selected financial information with respect to Wesbanco’s business segments for the three and six months ended June 30, 2025 and 2024 as received and reviewed on a regular basis by the CODM:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For The Three Months Ended June 30, 2025:
Interest and dividend income	$336,382	$—	$—
Less: Interest expense (1)	112,804	1,500	5,309
Net interest income	223,578	(1,500)	(5,309)
Less: Provision for credit losses	3,218	—	—
Net interest income after provision for credit losses	220,360	(1,500)	(5,309)
Non-interest income:
Trust fees	—	7,698	—
WesMark fees	—	1,959	—
Service charges on deposits	10,484	—	—
Digital banking income	7,325	—	—
Net swap fee and valuation income	746	—	—
Net securities brokerage revenue	3,348	—	—
Net insurance services revenue	1,115	—	—
Bank-owned life insurance	3,450	—	—
Payment processing fees	805	—	—
Net securities gains	1,410	—	—
Net gain on other real estate owned and other assets	111	—	—
Mortgage banking income	2,364	—	—
Other income	2,374	760	8
Total revenues	$253,892	$8,917	$(5,301)	$257,508

Less (2):
Salaries and wages	57,983	2,170	—
Employee benefits	18,307	550	—
Net occupancy (3)	8,049	70	—
Equipment and software (4)	17,063	77	—
Miscellaneous taxes	5,059	2	—
Professional services	4,637	166	1,832
Marketing	1,834	30	—
FDIC insurance	5,479	—	—
Supplies	2,037	41	—
Telecommunications	1,541	—	—
General administration	2,247	54	287
Merger-related and restructuring	40,301	—	755
Amortization of intangibles	8,816	388	—
Corporate overhead expenses (5)	—	2,021	—
Other segment items (6)	4,673	50	16
Segment profit (loss) before provision for income taxes	75,866	3,298	(8,191)
Provision for income taxes	15,705	693	(2,840)
Segment profit (loss)	$60,161	$2,605	$(5,351)	$57,415

Reconciliation of segment profit
Preferred stock dividends				(2,531)
Net income available to common shareholders				$54,884

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $2.2 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $3.2 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For The Three Months Ended June 30, 2024:
Interest and dividend income	$202,993	$—	$—
Less: Interest expense (1)	81,311	1,045	4,044
Net interest income	121,682	(1,045)	(4,044)
Less: Provision for credit losses	10,541	—	—
Net interest income after provision for credit losses	111,141	(1,045)	(4,044)
Non-interest income:
Trust fees	—	5,305	—
WesMark fees	—	1,998	—
Service charges on deposits	7,111	—	—
Digital banking income	5,040	—	—
Net swap fee and valuation income	1,776	—	—
Net securities brokerage revenue	2,601	—	—
Net insurance services revenue	980	—	—
Bank-owned life insurance	2,791	—	—
Payment processing fees	905	—	—
Net securities gains	135	—	—
Net gain on other real estate owned and other assets	34	—	—
Mortgage banking income	1,069	—	—
Other income	1,610	—	—
Total revenues	$135,193	$6,258	$(4,044)	$137,407

Less (2):
Salaries and wages	42,197	1,794	—
Employee benefits	10,118	461	—
Net occupancy (3)	6,257	52	—
Equipment and software (4)	10,449	8	—
Miscellaneous taxes	3,077	—	—
Professional services	2,002	82	2,509
Marketing	2,364	7	—
FDIC insurance	3,523	—	—
Supplies	1,608	26	—
Telecommunications	1,309	—	—
General administration	1,564	40	43
Merger-related and restructuring	3,777	—	—
Amortization of intangibles	2,024	48	—
Corporate overhead expenses (5)	—	1,376	—
Other segment items (6)	5,671	50	(44)
Segment profit (loss) before provision for income taxes	39,253	2,314	(6,552)
Provision for income taxes	6,772	486	(1,159)
Segment profit (loss)	$32,481	$1,828	$(5,393)	$28,916

Reconciliation of segment profit (loss)
Preferred stock dividends				(2,531)
Net income available to common shareholders				$26,385

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

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Six Months Ended June 30, 2025:
Interest and dividend income	$589,614	$—	$—
Less: Interest expense (1)	202,453	2,435	9,438
Net interest income	387,161	(2,435)	(9,438)
Less: Provision for credit losses	72,101	—	—
Net interest income after provision for credit losses	315,060	(2,435)	(9,438)
Non-interest income:
Trust fees	—	14,372	—
WesMark fees	—	3,983	—
Service charges on deposits	19,070	—	—
Digital banking income	12,730	—	—
Net swap fee and valuation income	1,706	—	—
Net securities brokerage revenue	6,049	—	—
Net insurance services revenue	2,070	—	—
Bank-owned life insurance	6,878	—	—
Payment processing fees	1,696	—	—
Net securities gains	1,092	—	—
Net gain on other real estate owned and other assets	71	—	—
Mortgage banking income	3,504	—	—
Other income	4,624	760	17
Total revenues	$374,550	$16,680	$(9,421)	$381,809

Less (2):
Salaries and wages	104,598	4,132	—
Employee benefits	30,797	1,030	—
Net occupancy (3)	15,770	127	—
Equipment and software (4)	30,056	134	—
Miscellaneous taxes	9,292	3	—
Professional services	8,407	304	3,542
Marketing	4,196	50	—
FDIC insurance	9,666	—	—
Supplies	3,722	94	—
Telecommunications	2,751	—	—
General administration	3,617	82	417
Merger-related and restructuring	53,992	—	7,074
Amortization of intangibles	12,999	428	—
Corporate overhead expenses (5)	—	3,601	—
Other segment items (6)	9,558	81	(20)
Segment profit (loss) before provision for income taxes	75,129	6,614	(20,434)
Provision for income taxes	15,815	1,389	(4,318)
Segment profit (loss)	$59,314	$5,225	$(16,116)	$48,423

Reconciliation of segment (loss) profit
Preferred stock dividends				(5,063)
Net income available to common shareholders				$43,360

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $4.1 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $5.6 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Six Months Ended June 30, 2024:
Interest and dividend income	$398,327	$—	$—
Less: Interest expense (1)	157,575	2,073	8,119
Net interest income	240,752	(2,073)	(8,119)
Less: Provision for credit losses	14,555	—	—
Net interest income after provision for credit losses	226,197	(2,073)	(8,119)
Non-interest income:
Trust fees	—	11,405	—
WesMark fees	—	3,980	—
Service charges on deposits	13,895	—	—
Digital banking income	9,745	—	—
Net swap fee and valuation income	3,339	—	—
Net securities brokerage revenue	5,149	—	—
Net insurance services revenue	1,924	—	—
Bank-owned life insurance	4,859	—	—
Payment processing fees	1,734	—	—
Net securities gains	672	—	—
Net gain on other real estate owned and other assets	188	—	—
Mortgage banking income	1,762	—	—
Other income	3,332	—	—
Total revenues	$272,796	$13,312	$(8,119)	$277,989

Less (2):
Salaries and wages	83,342	3,646	—
Employee benefits	21,818	945	—
Net occupancy (3)	12,828	104	—
Equipment and software (4)	20,450	15	—
Miscellaneous taxes	6,236	3	—
Professional services	5,667	158	3,770
Marketing	4,234	22	—
FDIC insurance	6,971	—	—
Supplies	2,904	68	—
Telecommunications	2,572	—	—
General administration	2,924	73	68
Merger-related and restructuring	3,777	—	—
Amortization of intangibles	4,068	96	—
Corporate overhead expenses (5)	—	2,899	—
Other segment items (6)	9,897	110	(80)
Segment profit (loss) before provision for income taxes	85,108	5,173	(11,877)
Provision for income taxes	15,196	1,086	(2,487)
Segment profit (loss)	$69,912	$4,087	$(9,390)	$64,609

Reconciliation of segment profit (loss)
Preferred stock dividends				(5,063)
Net income available to common shareholders				$59,546

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $3.5 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $4.2 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and six months ended June 30, 2025. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2024 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”) including Wesbanco's Form 10-Q for the quarter ending March 31, 2025, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A and in Part II, Item 1A of this Form 10-Q. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the expected cost savings and any revenue synergies from the merger of Wesbanco and PFC may not be fully realized within the expected timeframes; disruption from the merger of Wesbanco and PFC may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 251 branches and 270 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, Indiana, Michigan and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

ACQUISITION

On February 28, 2025, Wesbanco completed its acquisition of PFC, a bank holding company headquartered in Defiance, OH. For additional information regarding the acquisition, see Note 2, “Mergers and Acquisitions."

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2025 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2024 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Wesbanco reported net income available to common shareholders for the second quarter of 2025 of $54.9 million or $0.57 per diluted share, compared to net income of $26.4 million or $0.44 per diluted share, for the second quarter of 2024. As noted in the following table, net income available to common shareholders, excluding after-tax restructuring and merger-related expenses for the three months ended June 30, 2025, was $87.3 million or $0.91 per diluted share, as compared to $29.4 million or $0.49 per diluted share in the prior year's second quarter (non-GAAP measures). On a similar basis and also excluding the after-tax day one provision for credit losses on acquired loans, WesBanco reported $138.5 million or $1.60 per diluted share, for the six months ended June 30, 2025, as compared to $62.5 million or $1.05 per diluted share for the six months ended June 30, 2024 (non-GAAP measures).

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (GAAP)	$54,884	$0.57	$26,385	$0.44	$43,360	$0.50	$59,546	$1.00
Add: After-tax day one provision for credit losses on acquired loans	—	—	—	—	46,926	0.54	—	—
Add: After-tax restructuring and merger-related expenses	32,434	0.34	2,984	0.05	48,242	0.56	2,984	0.05
Adjusted net income available to common shareholders (Non-GAAP)(1)	$87,318	$0.91	$29,369	$0.49	$138,528	$1.60	$62,530	$1.05
(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income increased $100.2 million or 85.9% in the second quarter of 2025 compared to the same quarter of 2024, reflecting the impact of a larger balance sheet from the PFC acquisition, organic loan growth, higher loan and securities yields and $22.5 million of purchase accounting accretion from acquisitions. The yield on earning assets increased by a total of 45 basis points while the cost of interest bearing liabilities decreased by 43 basis points from the second quarter of 2024 to the second quarter of 2025. Average loan balances increased by 56.8% from the second quarter of 2024, mainly attributable to the PFC acquisition and organic commercial loan growth, while average securities increased by 27.6% over the same time period. Average deposits increased 56.7% over the same time period as a result of the PFC acquisition and deposit gathering and retention efforts by the retail and commercial teams producing organic deposit growth. Accretion from acquisitions benefited the second quarter 2025 net interest margin by approximately 37 basis points as compared to two basis points in the second quarter 2024 net interest margin.

Loan growth and adjustments in regional macroeconomic factors and loan concentrations resulted in a total provision for credit losses of $3.2 million in the second quarter of 2025, as compared to a provision of $10.5 million in the first quarter of 2024. Annualized net loan charge-offs, as a percentage of average portfolio loans, were 0.09% and 0.07% for the second quarters of 2025 and 2024, respectively.

For the second quarter of 2025, non-interest income increased $12.6 million, or 40.2% compared to the second quarter of 2024, due primarily to the acquisition of PFC. Service charges on deposits increased $3.4 million year-over-year, reflecting the addition of PFC, fee income from new products and services and treasury management, and increased general consumer spending. Reflecting record asset levels, trust fees and net securities brokerage revenue increased $2.4 million and $0.7 million, respectively, due to the addition of PFC wealth clients, market value appreciation, and organic growth. Digital banking increased $2.3 million from higher volumes primarily associated with our larger customer base. Mortgage banking income increased $1.3 million due to a 32% increase in residential mortgage originations from the second quarter of 2024 to the second quarter of 2025, related to seasonality and the larger customer base. Net securities gains increased $1.3 million primarily due to market fluctuations of equity securities in the deferred compensation plan. Gross swap fees were $1.4 million in the second quarter, compared to $1.8 million in the prior year period, while fair value adjustments were a loss of $0.7 million compared to a negligible gain, respectively.

Non-interest expense, excluding restructuring and merger-related costs, for the three months ended June 30, 2025 was $145.5 million, a $46.9 million, or 47.5%, increase year-over-year primarily due to the addition of the PFC expense base associated with approximately 900 employees and 70 financial centers. Employee benefits expense of $18.9 million increased $8.3 million from the second quarter of 2024 due to higher staffing levels, as well as higher deferred compensation expense of $1.4 million, with the offsetting gain located in net securities gains, and higher health insurance costs due to higher staffing levels from PFC, of which approximately $1.0 million is due to the timing of healthcare services and employee behaviors relative to deductibles. Equipment and software expense of $17.1 million includes the additional cost of operating two core systems until the conversion to one platform in mid-May. Amortization of intangible assets of $9.2 million increased $7.1 million year-over-year due to the core deposit intangible asset that was created from the acquisition of PFC. FDIC insurance expense increased $2.0 million due to the larger asset size post acquisition. Restructuring and merger-related expenses of $41.1 million in the second quarter of 2025 are primarily related to costs associated with the systems conversion, severance, and other costs associated with the PFC merger.

For the first six months of 2025, the effective tax rate was 21.0% as compared to 17.6% for the first six months of 2024, and the provision for income taxes decreased from $13.8 million for the first six months of 2024 to $12.9 million for the first six months of 2025. These changes were the result of increased permanent differences due to non-deductible merger and restructuring costs that occurred during the first half of 2025.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2025	2024	2025	2024
Net interest income	$216,769	$116,593	$375,288	$230,560
Taxable equivalent adjustment to net interest income	1,227	1,211	2,431	2,430
Net interest income, fully taxable equivalent	$217,996	$117,804	$377,719	$232,990
Net interest spread, non-taxable equivalent	2.85%	1.96%	2.71%	1.96%
Benefit of net non-interest bearing liabilities	0.72%	0.96%	0.75%	0.94%
Net interest margin	3.57%	2.92%	3.46%	2.90%
Taxable equivalent adjustment	0.02%	0.03%	0.02%	0.03%
Net interest margin, fully taxable equivalent	3.59%	2.95%	3.48%	2.93%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $100.2 million or 85.9% in the second quarter of 2025 compared to the second quarter of 2024. The increase is due to an increase of average loans of 56.8% in the second quarter of 2025 as compared to the second quarter of 2024, due to the acquisition of PFC, strong new organic loan growth and strategic loan production office and lender hiring initiatives. In addition, total purchase accounting accretion contributed 37 basis points to the second quarter 2025 net interest margin as compared to two basis points of margin contribution in the second quarter of 2024. Total average deposits increased by $7.6 billion or 56.7% in the second quarter of 2025 as compared to the second quarter of 2024. The cost of interest bearing deposits decreased by 28 basis points and the cost of total interest bearing liabilities decreased by 43 basis points from the second quarter of 2024 to the second quarter of 2025. The decrease in the cost is primarily due to rate decreases for interest bearing deposits in response to the general decrease in overall deposit rates in the marketplace as well as purchase accounting accretion on certificates of deposit.

Interest income increased $133.4 million or 65.7% in the second quarter of 2025 compared to the same period of 2024. Average loan balances increased $6.8 billion or 56.8% in the second quarter of 2025 compared to the second quarter of 2024, while loan yields increased by 31 basis points during this same period to 6.16% due to the previously mentioned acquisition of PFC and accompanying loan growth of higher yielding loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the second quarter of 2025, average loans represented 77.6% of average earning assets, an increase from 75.0% in the second quarter of 2024. Average total securities balances increased $997.2 million or 27.6% from the second quarter of 2024 and represented 18.9% of total earning assets in the second quarter of 2025. Taxable securities yields, which are the highest yields within total securities, increased by 83 basis points in the second quarter of 2025 from the second quarter of 2024. Tax-exempt securities yields increased 12 basis points from the second quarter of 2024.

Interest expense increased $33.2 million in the second quarter of 2025 as compared to the same period in 2024, due primarily to the acquisition of PFC. The cost of interest bearing liabilities decreased by 43 basis points from the second quarter of 2024 to 2.69% in the second quarter of 2025. Average interest bearing deposits increased $6.2 billion or 65.1% from the second quarter of 2024. The rate on interest bearing deposits decreased 28 basis points to 2.46% from the second quarter of 2024. Average non-interest bearing demand deposit balances increased from the second quarter of 2024 to the second quarter of 2025 by $1.4 billion or 36.0%, and were 25.2% of total average deposits at June 30, 2025, compared to 29.1% at June 30, 2024, due to the PFC acquisition and reflecting customers' preferences in the current interest rate environment. For the second quarter of 2025, Wesbanco's average loans to average deposits ratio was 89.4%, reflecting additional capacity to lend. The average balance of FHLB borrowings increased $399.3 million from the second quarter of 2024 to the second quarter of 2025. The average balance of repurchase agreements and subordinated and junior subordinated debt balances increased $89.4 million from the second quarter of 2024 to the second quarter of 2025.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$746,583	4.79%	$352,986	5.62%	$675,962	4.76%	$364,127	5.66%
Loans, net of unearned income (1)	18,903,459	6.16%	12,057,831	5.85%	16,823,658	6.10%	11,907,353	5.78%
Securities: (2)
Taxable	3,881,680	3.21%	2,863,213	2.38%	3,567,118	3.01%	2,896,040	2.38%
Tax-exempt (3)	731,866	3.20%	753,151	3.08%	732,482	3.19%	756,474	3.08%
Total securities	4,613,546	3.21%	3,616,364	2.52%	4,299,600	3.04%	3,652,514	2.53%
Other earning assets	87,138	7.75%	56,077	8.71%	74,336	7.31%	58,499	7.78%
Total earning assets (3)	24,350,726	5.56%	16,083,258	5.11%	21,873,556	5.46%	15,982,493	5.04%
Other assets	2,953,974		1,807,056		2,586,357		1,814,796
Total Assets	$27,304,700		$17,890,314		$24,459,913		$17,797,289

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$4,885,687	2.50%	$3,527,316	3.07%	$4,531,324	2.66%	$3,514,182	3.01%
Money market accounts	4,830,592	3.01%	2,228,070	3.33%	4,025,925	2.88%	2,157,553	3.22%
Savings deposits	3,122,815	1.11%	2,441,949	1.30%	2,865,410	1.13%	2,461,330	1.27%
Certificates of deposit	2,960,970	2.90%	1,371,179	3.51%	2,575,458	3.13%	1,331,145	3.36%
Total interest bearing deposits	15,800,064	2.46%	9,568,514	2.74%	13,998,117	2.50%	9,464,210	2.65%
Federal Home Loan Bank borrowings	1,585,821	4.22%	1,186,538	5.50%	1,378,552	4.35%	1,214,973	5.50%
Repurchase agreements	118,988	2.75%	107,811	3.34%	140,829	2.78%	100,188	3.15%
Subordinated debt and junior subordinated debt	357,379	5.96%	279,159	5.83%	331,488	5.74%	279,131	5.85%
Total interest bearing liabilities (4)	17,862,252	2.69%	11,142,022	3.12%	15,848,986	2.73%	11,058,502	3.05%
Non-interest bearing demand deposits	5,328,576		3,918,685		4,816,070		3,908,837
Other liabilities	294,359		286,659		308,189		285,556
Shareholders’ equity	3,819,513		2,542,948		3,486,668		2,544,394
Total Liabilities and Shareholders’ Equity	$27,304,700		$17,890,314		$24,459,913		$17,797,289
Taxable equivalent net interest spread		2.87%		1.99%		2.73%		1.99%
Taxable equivalent net interest margin		3.59%		2.95%		3.48%		2.93%

(1)
Gross of the allowance for credit losses, net of unearned income and includes non-accrual loans and loans held for sale. Loan fees included in interest income on loans were $2.5 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and were $4.1 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $16.5 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and was $23.3 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $5.6 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and was $7.8 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Compared to June 30, 2024			Compared to June 30, 2024
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$4,791	$(810)	$3,981	$7,583	$(1,889)	$5,694
Loans, net of unearned income	104,570	10,173	114,743	147,798	18,379	166,177
Taxable securities	7,090	7,047	14,137	8,932	10,048	18,980
Tax-exempt securities (1)	(166)	242	76	(373)	377	4
Other earning assets	612	(144)	468	582	(149)	433
Total interest income change (1)	116,897	16,508	133,405	164,522	26,766	191,288
Increase (decrease) in interest expense:
Interest bearing demand deposits	9,074	(5,594)	3,480	13,932	(6,666)	7,266
Money market accounts	19,696	(1,852)	17,844	27,016	(4,151)	22,865
Savings deposits	1,993	(1,206)	787	2,381	(1,901)	480
Certificates of deposit	11,819	(2,359)	9,460	19,426	(1,656)	17,770
Federal Home Loan Bank borrowings	4,713	(4,257)	456	4,105	(7,614)	(3,509)
Repurchase agreements	87	(167)	(80)	577	(209)	368
Subordinated debt and junior subordinated debt	1,160	106	1,266	1,494	(175)	1,319
Total interest expense change	48,542	(15,329)	33,213	68,931	(22,372)	46,559
Net interest income change (1)	$68,355	$31,837	$100,192	$95,591	$49,138	$144,729

(1)
Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. For the six months ended June 30, 2025, Wesbanco recorded a provision for credit losses of $72.1 million, which was an increase of $57.5 million, compared to the provision for credit losses of $14.6 million recorded for the six months ended June 30, 2024, primarily due to the initial provision expense recorded for the PFC acquired loans. As compared to the same period in the prior year, the increase in provision for credit losses for the six months ended June 30, 2025, outside of the initial provision expense recorded for the PFC non-PCD acquired loans, primarily reflects an increase in the reserve for individually evaluated loans, the impact of continued uncertainty in the economic outlook on certain commercial portfolios, and an increase in the Bank’s percentage of criticized and classified loans.

Non-performing loans were 0.45% of total portfolio loans as of June 30, 2025, increasing from 0.29% of total portfolio loans at June 30, 2024. Criticized and classified loans were 3.63% of total portfolio loans as of June 30, 2025, increasing from 2.15% as of June 30, 2024, due to downgrades within the loan portfolio. Past due loans at June 30, 2025 were 0.46% of total portfolio loans, compared to 0.24% at June 30, 2024. Annualized net loan charge-offs were 0.09% for the six months ended June 30, 2025, compared to 0.14% for the six months ended June 30, 2024. Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Trust fees	$9,657	$7,303	$2,354	32.2	$18,355	$15,385	$2,970	19.3
Service charges on deposits	10,484	7,111	3,373	47.4	19,070	13,895	5,175	37.2
Digital banking income	7,325	5,040	2,285	45.3	12,730	9,745	2,985	30.6
Net swap fee and valuation income	746	1,776	(1,030)	(58.0)	1,706	3,339	(1,633)	(48.9)
Net securities brokerage revenue	3,348	2,601	747	28.7	6,049	5,149	900	17.5
Bank-owned life insurance	3,450	2,791	659	23.6	6,878	4,859	2,019	41.6
Net securities gains	1,410	135	1,275	944.4	1,092	672	420	62.5
Mortgage banking income	2,364	1,069	1,295	121.1	3,504	1,762	1,742	98.9
Net insurance services revenue	1,114	980	134	13.7	2,070	1,924	146	7.6
Payment processing fees	804	906	(102)	(11.3)	1,696	1,734	(38)	(2.2)
Net gain on other real estate owned and other assets	111	34	77	226.5	71	188	(117)	(62.2)
Other	3,144	1,609	1,535	95.4	5,401	3,332	2,069	62.1
Total non-interest income	$43,957	$31,355	$12,602	40.2	$78,622	$61,984	$16,638	26.8

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 16.9% of total revenue for the three months ended June 30, 2025. Wesbanco offers its customers a wide range of retail, commercial, investment and digital banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the second quarter of 2025, non-interest income increased $12.6 million or 40.2% compared to the second quarter of 2024, primarily due to a $3.4 million increase in service charges on deposits, a $2.4 million increase in trust fees, a $2.3 million increase in digital banking income, a $1.5 million increase in other income, a $1.3 million increase in net securities gains, and a $1.3 million increase in mortgage banking income. This was partially offset by a $1.0 million decrease in net swap fee and valuation income.

Trust fees increased $2.4 million or 32.2% compared to the second quarter of 2024, due to the addition of PFC wealth clients, market value appreciation, and organic growth. Total trust assets were $7.2 billion as of June 30, 2025 as compared to $5.6 billion on June 30, 2024. As of June 30, 2025, trust assets include managed assets of $5.8 billion and non-managed (custodial) assets of $1.4 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.9 billion as of both June 30, 2025 and June 30, 2024, and are included in managed assets. Trust fees increased $3.0 million or 19.3% in the first six months of 2025 as compared to the first six months of 2024 for similar reasons as that for the three months ended.

Service charges on deposits increased $3.4 million or 47.4% in the second quarter of 2025 compared to the second quarter of 2024, due to the addition of PFC, fee income from new products and services and increased general consumer spending. Service charges on deposits increased $5.2 million or 37.2% in the first six months of 2025 as compared to the same period in 2024 for similar reasons as that for the three months ended.

Digital banking income increased $2.3 million or 45.3% in the second quarter of 2025 compared to the second quarter of 2024, due to higher volumes primarily associated with our larger customer base. Digital banking income increased $3.0 million or 30.6% in the first six months of 2025 as compared to the same period in 2024 for similar reason as that for the three months ended.

Net swap fee and valuation income, which includes fair value adjustments, decreased $1.0 million or 58.0% in the second quarter of 2025 compared to the second quarter of 2024, due to a decrease in swap fee income as well as negative fair value adjustments on existing swaps. For the three months ended June 30, 2025, new swaps executed of $77.5 million in notional principal resulted in $1.4 million of fee income as compared to new swaps executed of $222.7 million in notional principal, resulting in $1.8 million of fee income for the three months ended June 30, 2024. Fair value adjustments on existing swaps for the three months ended June 30, 2025 were a negative $0.7 million, and were immaterial for the three months ended June 30, 2024. For the first six months of 2025, net swap fee and valuation income decreased by $1.6 million or 48.9% from the first six months of 2024. During this time period, fair value adjustments on existing swaps decreased by $2.5 million, but was partially offset by a $0.9 million increase in new swap fee income.

Net securities gains include both gains and losses on investment security transactions as well as market value adjustments on Wesbanco's deferred compensation plan. For the three months ended June 30, 2025, net securities gains increased $1.3 million compared to the same period in 2024, primarily due to a $1.4 million increase in market adjustments on the deferred compensation plan in the second quarter of 2025 as compared to a $0.2 million increase in market adjustments in the second quarter of 2024. Net securities gains increased $0.4 million or 62.5% in the first six months of 2025 as compared to the same period in 2024 for similar reasons as that for the three months ended.

Mortgage banking income increased $1.3 million or 121.1% in the second quarter of 2025 compared to the second quarter of 2024, due to an approximate 30% year-over-year increase in residential mortgage originations related to seasonality and our larger customer base. For the second quarter of 2025, total mortgage production was $243.5 million, which increased by 31.6% from the second quarter of 2024. For the three months ended June 30, 2025, $134.8 million in mortgages were sold into the secondary market as compared to $92.1 million in the comparable 2024 period. Included in mortgage banking income above are a gain of $0.9 million and an immaterial loss from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended June 30, 2025 and 2024, respectively. Mortgage banking income increased by $1.7 million or 98.9% from the first six months of 2024 to the first six months of 2025 for similar reasons as that for the three months ended.

Other income increased $1.5 million or 95.4% in the second quarter of 2025 compared to the second quarter of 2024, due to an increase in mortgage servicing rights income, which was acquired from PFC, and then subsequently sold at the end of the second quarter. Other income increased $2.1 million or 62.1% in the first six months of 2025 as compared to the same period in 2024 for similar reasons as that for the three months ended.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and wages	$60,153	$43,991	$16,162	36.7	$108,730	$86,988	$21,742	25.0
Employee benefits	18,857	10,579	8,278	78.2	31,827	22,763	9,064	39.8
Net occupancy	8,119	6,309	1,810	28.7	15,897	12,932	2,965	22.9
Equipment and software	17,140	10,457	6,683	63.9	30,190	20,465	9,725	47.5
Marketing	1,864	2,371	(507)	(21.4)	4,246	4,256	(10)	(0.2)
FDIC insurance	5,479	3,523	1,956	55.5	9,666	6,971	2,695	38.7
Amortization of intangible assets	9,204	2,072	7,132	344.2	13,427	4,164	9,263	222.5
Restructuring and merger-related expenses	41,056	3,777	37,279	987.0	61,066	3,777	57,289	NM
Professional fees	6,612	4,592	2,020	44.0	12,253	9,595	2,658	27.7
Franchise and other miscellaneous taxes	5,062	3,078	1,984	64.5	9,295	6,239	3,056	49.0
ATM and electronic banking interchange expenses	1,293	1,482	(189)	(12.8)	2,385	3,017	(632)	(20.9)
Communications	1,541	1,309	232	17.7	2,751	2,572	179	7.0
Other real estate owned and foreclosure expenses	220	43	177	411.6	318	215	103	47.9
Postage, supplies and other	9,935	8,809	1,126	12.8	18,449	15,631	2,818	18.0
Total non-interest expense	$186,535	$102,392	$84,143	82.2	$320,500	$199,585	$120,915	60.6

NM = Not Meaningful

Non-interest expense, excluding restructuring and merger-related expenses, increased in the second quarter of 2025 by $46.9 million or 47.5% as compared to the same quarter in 2024, principally from a $16.2 million increase in salaries and wages, a $8.3 million increase in employee benefits, a $7.1 million increase in amortization of intangible assets, a $6.7 million increase in equipment and software expense, a $2.0 million increase in FDIC insurance, a $2.0 million increase in professional fees, and a $2.0 million increase in franchise and other miscellaneous taxes.

Salaries and wages increased $16.2 million or 36.7% in the second quarter of 2025 as compared to the second quarter of 2024 mostly due to an increase from the addition of approximately 900 PFC employees into Wesbanco. Salaries and wages increased $21.7 million or 25.0% in the first six months of 2025 as compared to the first six months of 2024 due to similar reasons as that for the three months ended.

Employee benefits increased $8.3 million or 78.2% in the second quarter of 2025 as compared to the second quarter of 2024 due to higher staffing levels, as well as higher deferred compensation expense of $1.4 million, with the offsetting gain located in net securities gains, and higher health insurance costs due to higher staffing levels from PFC, of which approximately $1.0 million is due to the timing of healthcare services and employee behaviors relative to deductibles. Similarly, employee benefits expense increased $9.1 million or 39.8% in the first six months of 2025 as compared to the first six months of 2024.

Equipment and software costs increased $6.7 million or 63.9% in the second quarter of 2025 as compared to the second quarter of 2024, due primarily to the acquisition of PFC and the additional cost of operating two core systems until conversion to one platform in mid-May and the continued improvements made in automating and enhancing processes. Similarly, equipment and software costs increased $9.7 million or 47.5% in the first six months of 2025 as compared to the first six months of 2024.

FDIC insurance increased $2.0 million or 55.5% in the second quarter of 2025 as compared to the second quarter of 2024 due to our larger asset size from the PFC acquisition. Similarly, FDIC insurance increased $2.7 million or 38.7% in the first six months of 2025 as compared to the first six months of 2024.

Amortization of intangible assets increased $7.1 million or 344.2% in the second quarter of 2025 as compared to the second quarter of 2024, due to the core deposit intangible asset that was created from the acquisition of PFC. Similarly, amortization of intangible assets increased $9.3 million or 222.5% in the first six months of 2025 as compared to the first six months of 2024.

Restructuring and merger-related expenses increased $37.3 million in the second quarter of 2025 as compared to the second quarter of 2024, due to costs associated with the systems conversion, severance, and other costs associated with the PFC merger and restructuring. For the six months ended June 30, 2025, restructuring and merger-related expenses increased $57.3 million from the same period in 2024 also due to expenses incurred for the acquisition of PFC.

Professional fees increased $2.0 million or 44.0% in the second quarter of 2025 as compared to the second quarter of 2024, due to increases in legal fees, other professional fees, and consumer loan, retail loan, and business loan origination fees. Similarly, professional fees increased $2.7 million or 27.7% in the first six months of 2025 as compared to the first six months of 2024.

Franchise and other miscellaneous taxes increased $2.0 million or 64.5% in the second quarter of 2025 as compared to the second quarter of 2024, mostly due to an increase in Ohio franchise tax from the inclusion of PFC Ohio branches. Similarly, franchise and other miscellaneous taxes increased $3.1 million or 49.0% in the first six months of 2025 as compared to the first six months of 2024.

INCOME TAXES

The provision for income taxes was $13.6 million for the three months ended June 30, 2025, as compared to a provision of $6.1 million for the three months ended June 30, 2024. The increase in the provision for income taxes is due to pretax income for the three months ended June 30, 2025 exceeding that for the three months ended June 30, 2024 by $36.0 million. The provision for income taxes for the six months ended June 30, 2025 was $12.9 million, which decreased $0.9 million from the $13.8 million provision for the six months ended June 30, 2024. This decrease was the result of lower pretax income for the six months ended June 30, 2025 due primarily to the increased provision in the first quarter of 2025 as a result of the PFC acquisition.

FINANCIAL CONDITION

Total assets increased 47.6%, while shareholders' equity increased 36.9% at June 30, 2025 as compared to December 31, 2024. Total securities increased $977.7 million or 28.7% from December 31, 2024 to June 30, 2025, as a result of the PFC acquisition. In addition, approximately $775 million of lower coupon or variable rate PFC securities were sold and replaced with approximately $475 million of longer-term, higher coupon fixed rate securities. Total portfolio loans were $18.8 billion, which increased $6.2 billion or 48.8% since December 31, 2024 driven by acquired PFC loans of $5.9 billion and organic growth of $0.3 billion, stemming from the commercial teams. Deposits increased $7.0 billion or 49.7% from December 31, 2024, reflecting the addition of $6.9 billion of PFC deposits, which included $1.3 billion in certificates of deposit. At June 30, 2025, total demand deposits represented 48% of total deposits, with the non-interest bearing component representing 25%. Total FHLB borrowings increased $750.0 million or 75% during the first six months of 2025, due to the addition of borrowings from PFC and normal liquidity needs. Shareholders' equity increased $1.0 billion or 36.9% from December 31, 2024 to June 30, 2025 due to the capital impact of the acquisition of PFC.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	June 30,	December 31,
(unaudited, dollars in thousands)	2025	2024	Change ($)	Change (%)
Equity securities (at fair value)	$29,538	$13,427	$16,111	120.0
Available-for-sale debt securities (at fair value)
U.S. Treasury	195,512	146,113	49,399	33.8
U.S. Government sponsored entities and agencies	207,247	194,242	13,005	6.7
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,450,382	1,593,441	856,941	53.8
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	151,851	231,782	(79,931)	(34.5)
Asset backed securities	71,935	—	71,935	100.0
Obligations of states and political subdivisions	81,981	68,620	13,361	19.5
Corporate debt securities	63,911	11,874	52,037	438.2
Total available-for-sale debt securities	$3,222,819	$2,246,072	$976,747	43.5
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$2,641	$2,988	$(347)	(11.6)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	29,896	32,803	(2,907)	(8.9)
Obligations of states and political subdivisions	1,089,173	1,098,957	(9,784)	(0.9)
Corporate debt securities	16,072	18,158	(2,086)	(11.5)
Total held-to-maturity debt securities	1,137,782	1,152,906	(15,124)	(1.3)
Total securities	$4,390,139	$3,412,405	$977,734	28.7
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	3.34%	2.54%
As a % of total securities	74.1%	66.2%
Weighted average life (in years)	5.7	6.2
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	2.97%	2.96%
As a % of total securities	25.9%	33.8%
Weighted average life (in years)	7.9	8.4
Total securities:
Weighted average yield at the respective period end (2)	3.25%	2.67%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	6.3	6.9

(1)
At June 30, 2025 and December 31, 2024, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased by $977.7 million or 28.7% from December 31, 2024 to June 30, 2025. Through the first six months of the year, the available-for-sale portfolio increased by $976.7 million or 43.5%, primarily due to $1.2 billion in securities acquired in the PFC acquisition and $903.9 million in purchases, offset by $873.8 million in sales, $178.2 million in paydowns, $85.9 million in maturities and calls and a decrease of $59.7 million in unrealized losses. The held-to-maturity portfolio decreased by $15.1 million or 1.3% due primarily to maturities and calls of municipal securities. The weighted average yield of the portfolio increased 58 basis points from 2.67% at December 31, 2024 to 3.25% at June 30, 2025, primarily due to the acquired PFC securities at higher yields and purchases at current higher market rates.

Total gross unrealized securities losses decreased $67.5 million from $441.7 million at December 31, 2024 to $374.2 million at June 30, 2025. The decrease in unrealized losses from December 31, 2024 was due to a decrease in market rates in 2025 to date, causing market prices to increase. Wesbanco believes that none of the unrealized losses on available-for-sale securities at June 30, 2025 require an allowance for credit losses. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2025 and December 31, 2024 were $178.5 million and $223.8 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $131.7 million at June 30, 2024, compared to $146.1 million at December 31, 2024. With approximately 26% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.2 million and $8.4 million as of June 30, 2025 and December 31, 2024, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

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

TABLE 7. COMPOSITION OF LOANS (1)

	June 30, 2025		December 31, 2024
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$1,732,088	9.1	$1,352,083	10.7
Improved property	8,868,122	46.8	5,974,598	47.1
Total commercial real estate	10,600,210	55.9	7,326,681	57.8
Commercial and industrial	2,819,096	14.9	1,787,277	14.1
Residential real estate	3,939,796	20.8	2,520,086	19.9
Home equity	1,052,334	5.6	821,110	6.5
Consumer	417,190	2.2	201,275	1.6
Total portfolio loans	18,828,626	99.4	12,656,429	99.9
Loans held for sale	123,019	0.6	18,695	0.1
Total loans	$18,951,645	100.0	$12,675,124	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $6.2 billion or 48.8% from December 31, 2024, and have increased $6.6 billion or 53.6% over the past twelve months. While most of the increase is due to the PFC acquisition, with attributable portfolio loans totaling $5.9 billion as of June 30, 2025, organic growth has occurred as well. Excluding PFC loans at acquisition, organic loans increased $0.3 billion or 2.1% since December 31, 2024 and $0.7 billion or 5.5% year-over-year. Originations for loans continue to outpace repayments, leading to organic growth in several loan categories since December 31, 2024, including 17.7% in commercial real estate ("CRE") land and construction loans, 12.9% in home equity lines of credit, 6.7% in CRE improved property and 3.1% in commercial and industrial. Organic residential real estate has decreased slightly at 0.5%, while consumer loans have decreased 26.0%.

Total loan commitments of $6.2 billion, including loans approved but not closed, increased $1.4 billion or 29.7% from December 31, 2024 due primarily to increased lines of credit from the PFC acquisition. The average line utilization percentage for the commercial portfolio was 38.7% for the three months ended June 30, 2025 compared to 35.2% for the three months ended December 31, 2024.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors. The breakdown for all CRE – improved property is 28% owner-occupied and 72% investor-owned. The Bank has instituted additional monitoring of the office building portfolio, as remote work has put pressure on the need for dedicated office space in certain markets. The office portfolio breakdown within CRE – improved property is 35% owner-occupied and 65% investor-owned. Investor-owned office buildings represent 3.1% of the total loan portfolio.

Loans held for sale at both June 30, 2025 and December 31, 2024 include originated residential mortgages that are committed to be sold into the secondary market and also include such non-commercial residential construction loans as of June 30, 2025. Loans held for sale were $123.0 million at June 30, 2025, an increase of $104.3 million from December 31, 2024.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 8. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2025	December 31, 2024
Non-performing loans:
Commercial real estate - land and construction	$1,363	$—
Commercial real estate - improved property	30,188	19,036
Commercial and industrial	15,614	1,897
Residential real estate	26,116	12,524
Home equity	8,459	6,208
Consumer	2,579	87
Total non-performing loans	$84,319	$39,752
Other real estate owned and repossessed assets	958	852
Total non-performing assets	$85,277	$40,604
Non-performing loans/total portfolio loans	0.45%	0.31%
Non-performing assets/total assets	0.31%	0.22%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.45%	0.32%

Non-performing loans consist only of non-accrual loans. Non-performing loans increased $44.6 million or 112.1% from December 31, 2024. (Please see the Notes to the Consolidated Financial Statements for additional discussion).

The following table presents past due and accruing loans excluding non-accruals:

TABLE 9. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUALS

(unaudited, dollars in thousands)	June 30, 2025	December 31, 2024
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	9,134	5,561
Commercial and industrial	1,864	3,498
Residential real estate	7,418	2,489
Home equity	1,515	1,150
Consumer	959	857
Total loans past due 90 days or more	20,890	13,555
Loans past due 30 to 89 days:
Commercial real estate - land and construction	1,640	832
Commercial real estate - improved property	16,229	15,648
Commercial and industrial	5,234	9,695
Residential real estate	17,854	4,394
Home equity	13,310	10,062
Consumer	11,134	5,296
Total loans past due 30 to 89 days	65,401	45,927
Total loans 30 days or more past due	$86,291	$59,482
Loans past due 90 days or more and accruing to total portfolio loans	0.11%	0.11%
Loans past due 30-89 days and accruing to total portfolio loans	0.35%	0.36%

Loans past due 30 days or more and accruing interest, excluding non-accruals, increased $26.8 million or 45.1% and represented 0.35% of total portfolio loans, compared to 0.36% of total portfolio loans at December 31, 2024. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due increased $7.3 million and represented 0.11% of total portfolio loans at both June 30, 2025 and December 31, 2024.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of June 30, 2025, the total allowance for credit losses – loans and commitments was $230.0 million, of which $223.8 million related to loans and $6.2 million related to loan commitments. The allowance for credit losses – loans was 1.19% of total portfolio loans as of June 30, 2025, compared to 1.10% as of December 31, 2024. The allowance for credit losses – loans individually-evaluated increased $5.2 million from December 31, 2024 to June 30, 2025. The population of individually-evaluated loans consisted of eight relationships, with a total outstanding loan balance of $43.8 million. The allowance for loans collectively-evaluated increased from December 31, 2024 to June 30, 2025 by $80.0 million, primarily due to the total allowance for credit losses related to the PFC acquisition. As of June 30, 2025, PCD loans from the PFC acquisition accounted for $10.0 million of the allowance for loans collectively-evaluated. The allowance for credit losses- loan commitments was $6.2 million at June 30, 2025 as compared to $6.1 million as of December 31, 2024, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under the current expected credit losses ("CECL") methodology is calculated utilizing the probability of default (“PD”) divided by the loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. For the calculation as of June 30, 2025, the forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.6% and subsequently increase to an average of 5.2% over the remainder of the forecast period. From December 31, 2024 to June 30, 2025, the allowance for credit losses – loans increased by $85.1 million. The increase was primarily driven by the PFC acquisition. Additional factors which contributed to the increase include quarterly changes to the economic drivers of the quantitative model, including changes to the portfolio mix, as well as an increase in the Bank’s qualitative adjustments.

Criticized and classified loans were 3.63% of total portfolio loans, or $683.3 million, at June 30, 2025, increasing from 2.80% of total portfolio loans, or $354.7 million, at December 31, 2024. See Note 5, “Loans and the Allowance for Credit Losses” for more information.

Table 10 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 10. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	June 30, 2025	Percent of Total	December 31, 2024	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$10,916	4.7	$8,411	5.8
Commercial real estate - improved property	99,244	43.1	59,828	41.3
Commercial and industrial	63,937	27.8	42,398	29.3
Residential real estate	34,514	15.0	21,790	15.0
Home equity	2,217	1.0	1,235	0.9
Consumer	10,717	4.7	3,391	2.3
Deposit account overdrafts	2,321	1.0	1,713	1.2
Total allowance for credit losses - loans	$223,866	97.3	$138,766	95.8
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$5,359	2.3	$5,105	3.5
Commercial real estate - improved property	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	809	0.4	1,015	0.7
Home equity	—	—	—	—
Consumer	—	—	—	—
Total allowance for credit losses - loan commitments	6,168	2.7	6,120	4.2
Total allowance for credit losses - loans and loan commitments	$230,034	100.0	$144,886	100.0

Although the allowance for credit losses is allocated as described in Table 10, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at June 30, 2025.

DEPOSITS

TABLE 11. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Deposits
Non-interest bearing demand	$5,328,181	$3,842,758	$1,485,423	38.7
Interest bearing demand	4,865,091	3,771,314	1,093,777	29.0
Money market	4,825,154	2,429,977	2,395,177	98.6
Savings deposits	3,192,943	2,362,736	830,207	35.1
Certificates of deposit	2,943,187	1,726,932	1,216,255	70.4
Total deposits	$21,154,556	$14,133,717	$7,020,839	49.7

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 251 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits increased $7.0 billion or 49.7% during the first six months of 2025. Money market deposit accounts, savings deposits, and demand deposits increased 98.6%, 35.1%, and 33.9%, respectively. The net increase in deposits is attributable to acquired PFC deposits totaling $6.9 billion and reflects the benefit of deposit gathering and retention efforts by both retail and commercial teams. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, Wesbanco also participates in the Insured Cash Sweep ("ICS®") deposit program. ICS® reciprocal balances totaled $1.9 billion and $1.3 billion at June 30, 2025 and December 31, 2024, respectively. In addition, ICS® one-way buys totaled $200.5 million and $200.6 million at June 30, 2025 and December 31, 2024, respectively.

Certificates of deposit increased 70.4% from December 31, 2024 to June 30, 2025 due primarily to the PFC acquisition. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet but does participate in the Certificate of Deposit Account Registry Services ("CDARS®") program. CDARS® balances totaled $99.7 million in outstanding balances at June 30, 2025, of which $1.1 million represented one-way buys, compared to $49.8 million in total outstanding balances, none of which represented one-way buys, at December 31, 2024. Certificates of deposit greater than $250,000 were approximately $848.3 million at June 30, 2025 compared to $442.8 million at December 31, 2024. Certificates of deposit totaling approximately $2.6 billion at June 30, 2025 with a cost of 3.69% are scheduled to mature within the next 12 months. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 12. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,750,000	$1,000,000	$750,000	75.0
Other short-term borrowings	103,666	192,073	(88,407)	(46.0)
Subordinated debt and junior subordinated debt	357,762	279,308	78,454	28.1
Total	$2,211,428	$1,471,381	$740,047	50.3

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. FHLB borrowings increased $750.0 million from December 31, 2024 to June 30, 2025, as $1.2 billion in new advances and $500.0 million in advances from the PFC acquisition were partially offset by $925.0 million in maturities. The average cost of maturing FHLB advances for the first six months of 2025 was 4.68% while the average cost of new borrowings was 4.59%.

Other short-term borrowings, which may consist of federal funds purchased, repurchase agreements and overnight sweep checking accounts were $103.7 million at June 30, 2025, compared to $192.1 million at December 31, 2024. There were no outstanding federal funds purchased at either June 30, 2025 or December 31, 2024.

Subordinated debentures and junior subordinated debt increased $78.5 million to $357.8 million at June 30, 2025, primarily as a result of subordinated debentures totaling $49.1 million and junior subordinated debt totaling $31.7 million from the PFC acquisition.

CAPITAL RESOURCES

Shareholders' equity increased $1.0 billion or 36.9% from December 31, 2024, to $3.8 billion at June 30, 2025. The increase resulted from $1.0 billion in common stock issued in the PFC acquisition, coupled with $48.4 million net earnings, and $45.0 million other comprehensive gain for the six months ended June 30, 2025, which were partially offset by the declaration of common and preferred shareholder dividends totaling $70.4 million and $5.1 million, respectively, for the six months ended June 30, 2025. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.37 per share in November 2024, representing a 2.8% increase over the prior quarterly rate and a cumulative 164% increase since 2010.

Wesbanco did not purchase any shares of its common stock on the open market during the six-month period ended June 30, 2025 under the current share repurchase authorization. At June 30, 2025, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 918,391 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2025, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of June 30, 2025, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $340.2 million from the Bank.

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

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			June 30, 2025			December 31, 2024
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$2,233,693	8.66%	$1,031,882	$1,895,856	10.68%	$709,848
Common equity Tier 1	4.50%	6.50%	2,089,209	9.90%	948,965	1,751,372	12.07%	653,162
Tier 1 capital to risk-weighted assets	6.00%	8.00%	2,233,693	10.59%	1,265,286	1,895,856	13.06%	870,882
Total capital to risk-weighted assets	8.00%	10.00%	2,826,149	13.40%	1,687,049	2,305,465	15.88%	1,161,176
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$2,424,314	9.41%	$1,030,350	$1,834,180	10.35%	$708,751
Common equity Tier 1	4.50%	6.50%	2,424,314	11.55%	944,149	1,834,180	12.67%	651,633
Tier 1 capital to risk-weighted assets	6.00%	8.00%	2,424,314	11.55%	1,258,865	1,834,180	12.67%	868,844
Total capital to risk-weighted assets	8.00%	10.00%	2,654,828	12.65%	1,678,487	1,966,848	13.58%	1,158,458
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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 67.5% at June 30, 2025 and deposit balances funded 76.7% of assets.

The following table lists the sources of liquidity from assets at June 30, 2025 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$1,157,030
Securities with a maturity date within the next year and callable securities	646,646
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	413,393
Loans held for sale	123,019
Accruing loans scheduled to mature	2,645,570
Normal loan repayments	2,262,934
Total sources of liquidity expected within the next year	$7,248,592
(1)
Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $21.2 billion at June 30, 2025. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $2.6 billion at June 30, 2025, with a weighted average cost of 3.69%, which includes jumbo regular certificates of deposit totaling $1.6 billion with a weighted-average cost of 3.85%, and jumbo CDARS® certificates of deposit of $85.2 million with a weighted-average cost of 3.94%. Wesbanco had $1.1 million brokered one-way buys at June 30, 2025.

Uninsured deposits, as reported for regulatory purposes, totaled $6.7 billion at June 30, 2025, or 32% of total deposits. Uninsured deposits include $2.4 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at June 30, 2025, uninsured deposits were $4.3 billion, or 21% of total deposits.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $5.1 billion and $3.7 billion at June 30, 2025 and December 31, 2024, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. Wesbanco can also use this line of credit for pledging collateral to cover public funds deposits, as an alternative to pledging securities from the investment portfolio. At June 30, 2025, the Bank had unpledged available-for-sale securities with an estimated fair value of $704.5 million, or 22.2% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Approximately 65% of the portfolio is pledged to public deposit customers. Wesbanco monitors exposure to public funds deposits in relation to pledging requirements and provides ICS® deposits via IntraFi® as a solution for a portion of new and existing public fund depositors. In addition, at June 30, 2025, the Bank had unpledged held-to-maturity securities with an estimated fair value of $601.3 million. Approximately 97%, or $584.2 million of these securities are municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at June 30, 2025. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at June 30, 2025, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $103.7 million at June 30, 2025 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or lines of credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $136.6 million in cash and investments on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2025, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $340.2 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $6.2 billion and $4.5 billion at June 30, 2025 and December 31, 2024, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 13, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at June 30, 2025 and December 31, 2024, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2025	December 31, 2024	Guidelines
+200	2.2%	4.8%	(10.0%)
+100	1.0%	2.3%	(7.5%)
-100	(1.4%)	(2.2%)	(7.5%)
-200	(3.6%)	(5.1%)	(10.0%)
-300	(6.0%)	(8.4%)	(15.0%)
-400	N/A	(12.7%)	(20.0%)

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

Wesbanco also periodically measures the EVE, which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the EVE relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of June 30, 2025 and December 31, 2024. Changes in EVE sensitivity since year-end 2024 relate to incorporating legacy PFC acquired balance sheet into the interest rate risk framework, in addition to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	June 30, 2025	December 31, 2024	Guidelines
+200	(2.7%)	1.7%	(20.0%)
+100	(2.7%)	0.5%	(10.0%)
-100	(0.2%)	(0.5%)	(10.0%)
-200	(3.4%)	(2.9%)	(20.0%)
-300	(9.7%)	(8.2%)	(30.0%)
-400	N/A	(16.2%)	(40.0%)

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

CHANGES IN INTERNAL CONTROLS— There have been no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2025 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2025, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 918,391 shares remaining for repurchase.

Repurchases in the second quarter included those for Wesbanco's 401(k) and dividend reinvestment plans, as well as to facilitate a stock compensation transaction.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at March 31, 2025				969,589

April 1, 2025 to April 30, 2025	36,437	$31.24	—	969,589
May 1, 2025 to May 31, 2025	4,224	30.75	—	969,589
June 1, 2025 to June 30, 2025	54,241	31.98	51,198	918,391
Total	94,902	$31.64	51,198	918,391
(1)
Total shares purchased consist of open market purchases transacted in the KSOP for employee benefit and dividend reinvestment plans.
(2)
Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.”

ITEM 6. EXHIBITS

10.1*	Separation Agreement, Release and Waiver of Claims, dated as of April 21, 2025, by and between Brent E. Richmond and Wesbanco Bank, Inc.

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: August 7, 2025	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)