Form 10-Q
period 2025-09-30
WESBANCO INC
filed 2025-11-10
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock $2.0833 Par Value	WSBC	NASDAQ Global Select Market
Depositary Shares (each representing 1/40th interest in a share of 6.75% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series A)	WSBCP	NASDAQ Global Select Market
Depositary Shares (each representing 1/40th interest in a share of 7.375% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B)	WSBCO	NASDAQ Global Select Market

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

As of November 5, 2025, there were 96,045,347 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(unaudited, in thousands, except shares)	2025	2024
ASSETS
Cash and due from banks, including interest bearing amounts of $776,423 and $425,866, respectively	$1,008,237	$568,137
Securities:
Equity securities, at fair value	30,374	13,427
Available-for-sale debt securities, at fair value	3,268,016	2,246,072
Held-to-maturity debt securities (fair values of $1,042,503 and $1,006,817, respectively)	1,150,520	1,152,906
Allowance for credit losses, held-to-maturity debt securities	(181)	(146)
Net held-to-maturity debt securities	1,150,339	1,152,760
Total securities	4,448,729	3,412,259
Loans held for sale	125,971	18,695
Portfolio loans, net of unearned income	18,932,074	12,656,429
Allowance for credit losses - loans	(217,666)	(138,766)
Net portfolio loans	18,714,408	12,517,663
Premises and equipment, net	267,521	219,076
Accrued interest receivable	108,865	78,324
Goodwill and other intangible assets, net	1,736,073	1,124,016
Bank-owned life insurance	555,104	360,738
Other assets	553,134	385,390
Total Assets	$27,518,042	$18,684,298
LIABILITIES
Deposits:
Non-interest bearing demand	$5,285,740	$3,842,758
Interest bearing demand	5,025,216	3,771,314
Money market	4,901,863	2,429,977
Savings deposits	3,141,075	2,362,736
Certificates of deposit	2,930,368	1,726,932
Total deposits	21,284,262	14,133,717
Federal Home Loan Bank borrowings	1,275,000	1,000,000
Other short-term borrowings	113,501	192,073
Subordinated debt and junior subordinated debt	358,373	279,308
Total borrowings	1,746,874	1,471,381
Accrued interest payable	25,472	14,228
Other liabilities	344,907	274,691
Total Liabilities	23,401,515	15,894,017
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at September 30, 2025 and December 31, 2024, respectively	144,484	144,484
Preferred stock, no par value, 1,000,000 shares authorized; 230,000 shares 7.375% non-cumulative perpetual preferred stock, Series B, liquidation preference $230,000,000, issued and outstanding at September 30, 2025 and 0 shares issued and outstanding at December 31, 2024, respectively	224,383	—
Common stock, $2.0833 par value; 200,000,000 shares authorized; 96,044,222 and 75,354,034 shares issued; 96,044,222 and 66,919,805 shares outstanding at September 30, 2025 and December 31, 2024, respectively	200,088	156,985
Capital surplus	2,487,564	1,809,679
Retained earnings	1,210,823	1,192,091
Treasury stock (0 and 8,434,229 shares - at cost, respectively)	—	(292,244)
Accumulated other comprehensive loss	(148,669)	(218,632)
Deferred benefits for directors	(2,146)	(2,082)
Total Shareholders' Equity	4,116,527	2,790,281
Total Liabilities and Shareholders' Equity	$27,518,042	$18,684,298

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans, including fees	$295,482	$184,215	$803,994	$526,550
Interest and dividends on securities:
Taxable	31,483	17,651	84,797	51,984
Tax-exempt	4,692	4,498	13,837	13,640
Total interest and dividends on securities	36,175	22,149	98,634	65,624
Other interest income	11,229	7,365	29,872	19,881
Total interest and dividend income	342,886	213,729	932,500	612,055
INTEREST EXPENSE
Interest bearing demand deposits	31,351	28,139	91,132	80,654
Money market deposits	38,249	19,609	95,672	54,166
Savings deposits	9,577	8,246	25,606	23,796
Certificates of deposit	23,554	14,284	63,553	36,513
Total interest expense on deposits	102,731	70,278	275,963	195,129
Federal Home Loan Bank borrowings	17,337	17,147	47,056	50,374
Other short-term borrowings	766	1,092	2,703	2,662
Subordinated debt and junior subordinated debt	5,336	4,070	14,774	12,189
Total interest expense	126,170	92,587	340,496	260,354
NET INTEREST INCOME	216,716	121,142	592,004	351,701
Provision for credit losses	2,082	4,798	74,183	19,352
Net interest income after provision for credit losses	214,634	116,344	517,821	332,349
NON-INTEREST INCOME
Trust fees	8,987	7,517	27,342	22,902
Service charges on deposits	11,163	7,945	30,233	21,841
Digital banking income	7,324	5,084	20,053	14,828
Net swap fee and valuation income	3,231	(627)	4,937	2,712
Net securities brokerage revenue	2,961	2,659	9,010	7,808
Bank-owned life insurance	3,765	2,173	10,643	7,032
Mortgage banking income	1,898	1,280	5,402	3,042
Net securities gains	1,210	675	2,302	1,347
Net gain (loss) on other real estate owned and other assets	329	(239)	400	(51)
Other income	3,996	3,145	13,164	10,135
Total non-interest income	44,864	29,612	123,486	91,596
NON-INTEREST EXPENSE
Salaries and wages	60,583	44,890	169,314	131,879
Employee benefits	18,040	11,522	49,867	34,284
Net occupancy	8,819	6,226	24,716	19,158
Equipment and software	16,310	10,157	46,500	30,622
Marketing	2,979	2,977	7,225	7,233
FDIC insurance	5,820	3,604	15,487	10,576
Amortization of intangible assets	8,425	2,053	21,853	6,217
Restructuring and merger-related expense	11,383	1,977	72,449	5,755
Other operating expenses	23,829	17,777	69,278	55,044
Total non-interest expense	156,188	101,183	476,689	300,768
Income before provision for income taxes	103,310	44,773	164,618	123,177
Provision for income taxes	19,737	7,501	32,623	21,296
Net income	83,573	37,272	131,995	101,881
Preferred stock dividends	2,531	2,531	7,594	7,594
Net income available to common shareholders	$81,042	$34,741	$124,401	$94,287
EARNINGS PER COMMON SHARE
Basic	$0.84	$0.54	$1.39	$1.54
Diluted	$0.84	$0.54	$1.39	$1.54
AVERAGE COMMON SHARES OUTSTANDING
Basic	95,995,174	64,488,962	89,593,739	61,143,452
Diluted	96,116,617	64,634,208	89,718,706	61,272,602
DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.36	$1.11	$1.08

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2025	2024	2025	2024
Net income	$83,573	$37,272	$131,995	$101,881
Debt securities available-for-sale:
Net change in unrealized gains on debt securities available-for-sale	33,074	70,448	94,632	59,336
Related income tax effect	(7,710)	(16,909)	(23,703)	(14,074)
Net securities (gains) losses reclassified into earnings	(55)	—	(104)	12
Related income tax effect	(193)	(58)	(446)	(178)
Net effect on other comprehensive income for the period	25,116	53,481	70,379	45,096
Defined benefit plans:
Amortization of net gain and prior service costs	(186)	(101)	(552)	(304)
Related income tax effect	45	24	136	97
Net effect on other comprehensive loss for the period	(141)	(77)	(416)	(207)
Total other comprehensive income	24,975	53,404	69,963	44,889
Comprehensive income	$108,548	$90,676	$201,958	$146,770

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended September 30, 2025 and 2024
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
June 30, 2025	$144,484	95,986,023	$199,967	$2,485,458	$1,165,058	$—	$(173,644)	$(2,103)	$3,819,220
Net income	—	—	—	—	83,573	—	—	—	83,573
Other comprehensive income	—	—	—	—	—	—	24,975	—	24,975
Comprehensive income	—	—	—	—	—	—	—	—	108,548
Common dividends declared ($0.37 per share)	—	—	—	—	(35,229)	—	—	—	(35,229)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Issuance of preferred stock, net of issuance costs	224,383	—	—	—	—	—	—	—	224,383
Stock issued for dividend reinvestment	—	23,297	48	—	(48)	—	—	—	—
Treasury shares acquired	—	(7,273)	—	—	—	(242)	—	—	(242)
Stock options exercised	—	9,250	4	11	—	242	—	—	257
Restricted stock granted	—	32,925	69	(69)	—	—	—	—	—
Stock compensation expense	—	—	—	2,152	—	—	—	—	2,152
Deferred benefits for directors - net	—	—	—	12	—	—	—	(43)	(31)
September 30, 2025	$368,867	96,044,222	$200,088	$2,487,564	$1,210,823	$—	$(148,669)	$(2,146)	$4,116,527

June 30, 2024	$144,484	59,579,310	$141,834	$1,630,830	$1,159,217	$(294,818)	$(235,208)	$(2,060)	$2,544,279
Net income	—	—	—	—	37,272	—	—	—	37,272
Other comprehensive income	—	—	—	—	—	—	53,404	—	53,404
Comprehensive income	—	—	—	—	—	—	—	—	90,676
Common dividends declared ($0.36 per share)	—	—	—	—	(23,849)	—	—	—	(23,849)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Issuance of common stock, net of issuance costs	—	7,272,728	15,151	175,816	—	—	—	—	190,967
Issuance of common stock for dividend reinvestment	—	7,908	—	—	(301)	301	—	—	—
Treasury shares acquired	—	(142)	—	—	—	(6)	—	—	(6)
Stock options exercised	—	11,675	—	(164)	—	444	—	—	280
Stock compensation expense	—	—	—	1,778	—	—	—	—	1,778
Deferred benefits for directors - net	—	—	—	12	—	—	—	(21)	(9)
September 30, 2024	$144,484	66,871,479	$156,985	$1,808,272	$1,169,808	$(294,079)	$(181,804)	$(2,081)	$2,801,585

	For the Nine Months Ended September 30, 2025 and 2024
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
December 31, 2024	$144,484	66,919,805	$156,985	$1,809,679	$1,192,091	$(292,244)	$(218,632)	$(2,082)	$2,790,281
Net Income	—	—	—	—	131,995	—	—	—	131,995
Other comprehensive income	—	—	—	—	—	—	69,963	—	69,963
Comprehensive income	—	—	—	—	—	—	—	—	201,958
Common dividends declared ($1.11 per share)	—	—	—	—	(105,622)	—	—	—	(105,622)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(7,593)	—	—	—	(7,593)
Stock issued for Premier Financial Corp. ("PFC") acquisition	—	28,738,104	42,326	673,826	—	291,693	—	—	1,007,845
Issuance of preferred stock, net of issuance costs	224,383	—	—	—	—	—	—	—	224,383
Issuance of common stock for dividend reinvestment	—	23,297	48	—	(48)	—	—	—	—
Treasury shares acquired	—	(70,433)	—	325	—	(2,305)	—	—	(1,980)
Stock options exercised	—	41,132	14	(261)	—	1,297	—	—	1,050
Restricted stock granted	—	392,317	715	(2,274)	—	1,559	—	—	—
Stock compensation expense	—	—	—	6,336	—	—	—	—	6,336
Deferred benefits for directors - net	—	—	—	(67)	—	—	—	(64)	(131)
September 30, 2025	$368,867	96,044,222	$200,088	$2,487,564	$1,210,823	$—	$(148,669)	$(2,146)	$4,116,527

December 31, 2023	$144,484	59,376,435	$141,834	$1,635,859	$1,142,586	$(302,995)	$(226,693)	$(2,013)	$2,533,062
Net income	—	—	—	—	101,881	—	—	—	101,881
Other comprehensive income	—	—	—	—	—	—	44,889	—	44,889
Comprehensive income	—	—	—	—	—	—	—	—	146,770
Common dividends declared ($1.08 per share)	—	—	—	—	(66,241)	—	—	—	(66,241)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(7,594)	—	—	—	(7,594)
Issuance of common stock, net of issuance costs	—	7,272,728	15,151	175,816	—	—	—	—	190,967
Issuance of common stock for dividend reinvestment	—	21,966	—	—	(824)	824	—	—	—
Treasury shares acquired	—	(49,871)	—	—	—	(1,447)	—	—	(1,447)
Stock options exercised	—	19,814	—	(290)	—	746	—	—	456
Restricted stock granted	—	230,407	—	(8,793)	—	8,793	—	—	—
Stock compensation expense	—	—	—	5,645	—	—	—	—	5,645
Deferred benefits for directors - net	—	—	—	35	—	—	—	(68)	(33)
September 30, 2024	$144,484	66,871,479	$156,985	$1,808,272	$1,169,808	$(294,079)	$(181,804)	$(2,081)	$2,801,585

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(unaudited, in thousands)	2025	2024
NET CASH PROVIDED BY OPERATING ACTIVITIES	$195,506	$143,573
INVESTING ACTIVITIES
Net increase in loans held for investment	(345,726)	(817,803)
Available-for-sale debt securities:
Proceeds from sales	876,893	—
Proceeds from maturities, prepayments and calls	431,025	235,028
Purchases of securities	(1,083,134)	(213,403)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	32,557	35,682
Purchases of securities	(31,429)	—
Purchases of premises and equipment – net	(13,077)	(5,734)
Net cash received from PFC acquisition	200,454	—
Sale of portfolio loans - net	73,893	—
Proceeds from bank owned life insurance	3,013	3,363
Net cash provided by (used in) investing activities	144,469	(762,867)
FINANCING ACTIVITIES
Increase in deposits	286,046	668,796
Proceeds from Federal Home Loan Bank borrowings	1,175,000	1,175,000
Repayment of Federal Home Loan Bank borrowings	(1,400,000)	(1,350,000)
(Decrease) increase in other short-term borrowings	(78,572)	34,748
Principal repayments of finance lease obligations	(3,290)	(2,550)
Dividends paid to common shareholders	(94,918)	(63,568)
Dividends paid to preferred shareholders	(7,594)	(7,594)
Issuance of preferred stock, net of issuance costs	224,383	—
Issuance of common stock	159	190,967
Treasury shares purchased - net	(1,089)	(991)
Net cash provided by financing activities	100,125	644,808
Net increase in cash, cash equivalents and restricted cash	440,100	25,514
Cash, cash equivalents and restricted cash at beginning of the period	568,137	595,383
Cash, cash equivalents and restricted cash at end of the period	$1,008,237	$620,897
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$338,662	$255,053
Income taxes paid	21,850	23,735
Transfers of loans to other real estate owned	299	152
Non-cash transactions related to the PFC acquisition	1,007,845	—

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

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606).” The amendments in this Update apply to all entities that enter into non exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The amendments in this Update exclude from derivative accounting non exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2025-06 Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40)

In September 2025, the FASB issued ASU 2025-06, Goodwill and Other – Internal Use Software (Subtopic 350-40).” The amendments in this Update apply to all entities subject to the internal-use software guidance in Subtopic 350-40. The amendments also apply to all entities that account for website development costs in accordance with Subtopic 350-50, Intangibles—Goodwill and Other—Website Development Costs. The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project; (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to complete recognition threshold”). The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This accounting pronouncement is currently not expected to be applicable for Wesbanco.

ASU 2025-05 Financial Instruments—Credit Losses (Topic 326)

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326).” The amendments provide (1) all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 and (2) entities other than public business entities with an accounting policy election for those same asset classes. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

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

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)." The amendments in this Update related to the rate reconciliation and income taxes paid disclosures and are designed to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. For Wesbanco, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements but will result in additional disclosures within the Notes to the Consolidated Financial Statements.

ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280).” The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this Update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. For Wesbanco, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements but has resulted in additional disclosures within the Notes to the Consolidated Financial Statements related to segment reporting. Please refer to Footnote 14, "Business Segments" for additional information.

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

NOTE 2. MERGERS AND ACQUISITIONS

On February 28, 2025, Wesbanco completed its acquisition of Premier Financial Corp. ("PFC"), a bank holding company headquartered in Defiance, OH. On the acquisition date, PFC had approximately $7.9 billion in assets, excluding goodwill and intangible assets, which included approximately $5.9 billion in portfolio loans and $1.2 billion in investment securities. The PFC acquisition was valued at $1.0 billion, based on Wesbanco's closing stock price per share on February 28, 2025 of $35.07, and resulted in all of PFC's common shares outstanding immediately prior to the effectiveness of the acquisition, as well as certain of PFC's outstanding equity awards, converting into the right to receive 28,738,104 shares of Wesbanco common stock in the aggregate, of which 20,316,670 were newly issued shares and 8,421,434 were treasury shares. Following completion of the acquisition, PFC shareholders represent approximately 30% of the voting interests in Wesbanco. With the acquisition of PFC, Wesbanco acquired 73 branches and increased its market share in Ohio, while expanding into contiguous markets in northwestern Ohio and Michigan. The assets and liabilities of PFC were recorded on Wesbanco's balance sheets at their preliminary estimated fair values as of February 28, 2025, the acquisition date, and PFC's results of operations have been included in Wesbanco's Consolidated Statements of Income since that date. Based on a preliminary purchase price allocation, Wesbanco recorded $481.4 million in goodwill and $145.6 million in core deposit intangibles in its Community Banking segment, and $6.9 million in customer list intangibles in its Trust and Investment Services segment, which reflects the expected synergies and economies of scale resulting from the acquisition. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the integration of the operations of PFC, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to PFC since the date of acquisition, as PFC's results cannot be separately identified. For the three and nine months ended September 30, 2025, Wesbanco recorded merger-related expenses of $4.0 million and $57.4 million, respectively, associated with the PFC acquisition.

The preliminary purchase price of the PFC acquisition and resulting goodwill is summarized as follows:

(unaudited, in thousands)	February 28, 2025
Purchase price:
Fair value of Wesbanco shares issued	$1,007,845
Cash consideration for outstanding PFC shares	138
Total purchase price	$1,007,983
Fair value of:
Tangible assets acquired	$7,735,477
Core deposit and other intangible assets acquired	152,488
Liabilities assumed	(7,561,996)
Net cash received in the acquisition	200,592
Fair value of net assets acquired	526,561
Goodwill recognized	$481,422

The PFC acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their respective acquisition date estimated fair values. These estimates were recorded based on initial valuations available at the acquisition date, and these estimates, including initial accounting for deferred taxes, are considered preliminary as of September 30, 2025, and subject to adjustment for up to one year after the acquisition date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the acquisition date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the acquisition date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the valuation amounts presented herein.

The following table presents the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(unaudited, in thousands)	February 28, 2025

Total merger consideration		$1,007,983
Fair value of assets acquired
Cash and due from banks	$200,592
Equity securities	14,601
Available-for-sale debt securities	1,149,980
Loans held for sale	169,607
Net portfolio loans	5,890,376
Premises and equipment	59,046
Accrued interest receivable	35,682
Intangible assets	152,488
Bank-owned life insurance	186,736
Deferred taxes	96,398
Other assets	133,051
Total assets acquired	$8,088,557
Fair value of liabilities assumed
Deposits	$6,873,339
FHLB borrowings	502,028
Subordinated debt and junior subordinated debt	80,606
Accrued interest payable	3,620
Other liabilities	102,403
Total liabilities assumed	$7,561,996
Net assets acquired		$526,561
Goodwill		$481,422

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition previously reported as of June 30, 2025:

(unaudited, in thousands)	February 28, 2025
Goodwill recognized as of June 30, 2025	$476,175
Change in fair value of net assets acquired:
Assets
Loans held for sale	(1,345)
Net portfolio loans	1,410
Intangible assets	(5,918)
Deferred tax assets	(1,416)
Accrued income and other assets	2,592
Liabilities
Deposits	108
Accrued expenses and other liabilities	(678)
Total change in fair value of net assets acquired	$(5,247)
Increase in goodwill recognized	5,247
Goodwill recognized as of September 30, 2025	$481,422

The fair value estimates for loans, deferred taxes, other assets and other liabilities have continued to fluctuate as the final valuations and reclassifications are completed. The Company expects to finalize the fair values and corresponding goodwill balance within one year of the date of the acquisition.

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

Of the $5.9 billion in loans held for investment acquired from PFC, $5.7 billion were identified as non-PCD and $0.2 billion were identified as PCD. The non-PCD loans have an amortized cost of $6.0 billion and interest and credit marks that total $0.3 billion. The PCD loans are summarized in the following table:

(unaudited, in thousands)
Amortized cost of acquired PCD loans	$247,641
Allowance on PCD at acquisition (1)	(22,226)
Non-credit discount on PCD	(19,453)
Fair value price of PCD loans	$205,962

(1) The allowance on PCD loans at acquisition date increased $2.0 million as compared to what was previously reported due to the refinements of certain individually-evaluated credits in the allowance calculation.

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

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities in the acquisition for the period March 1, 2025 to September 30, 2025.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2025 (1)	2024 (2)	2025 (3)	2024 (4)
Net interest income	$201,276	$190,033	$606,049	$565,565
Non-interest income	45,324	42,186	135,972	128,744
Net income	$70,110	$60,745	$212,085	$179,847

(1) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $7.3 million for the three months ended September 30, 2025.

(2) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $9.3 million for the three months ended September 30, 2024.

(3) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $23.7 million for the nine months ended September 30, 2025.

(4) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $34.9 million for the nine months ended September 30, 2024.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands, except shares and per share amounts)	2025	2024	2025	2024
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$81,042	$34,741	$124,401	$94,287
Denominator:
Total average basic common shares outstanding	95,995,174	64,488,962	89,593,739	61,143,452
Effect of dilutive stock options and other stock compensation	121,443	145,246	124,967	129,150
Total diluted average common shares outstanding	96,116,617	64,634,208	89,718,706	61,272,602
Earnings per common share - basic	$0.84	$0.54	$1.39	$1.54
Earnings per common share - diluted	$0.84	$0.54	$1.39	$1.54

As of September 30, 2025 and 2024, 422,836 and 472,401 options to purchase shares were not included in the diluted share computation for the nine months ended September 30, 2025 and 2024, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of September 30, 2025, 16,000 shares were estimated to be awarded under the 2025, 2024 and 2023 total shareholder return ("TSR") plans and were included in the diluted calculation as stock performance targets had been met. As of September 30, 2024, no shares were estimated to be awarded under the 2024, 2023 and 2022 TSR plans and were not included in the diluted calculation as stock performance targets had not been met as of such date and therefore the effect would be antidilutive.

In addition, 54,314 shares of performance-based restricted stock were included in the diluted calculation as of September 30, 2025 because the performance criteria was met. Similarly, at September 30, 2024, 87,992 shares were estimated to be awarded and are included in the diluted calculation.

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

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	September 30, 2025				December 31, 2024
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$195,716	$200	$—	$195,916	$146,113	$63	$(63)	$146,113
U.S. Government sponsored entities and agencies	241,932	338	(21,980)	220,290	224,944	—	(30,702)	194,242
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,677,573	12,144	(188,892)	2,500,825	1,850,284	245	(257,088)	1,593,441
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	145,807	212	(3,182)	142,837	235,873	51	(4,142)	231,782
Asset backed securities	70,799	104	(143)	70,760	—	—	—	—
Obligations of states and political subdivisions	79,147	289	(2,208)	77,228	71,919	25	(3,324)	68,620
Corporate debt securities	59,363	840	(43)	60,160	11,974	—	(100)	11,874
Total available-for-sale debt securities	$3,470,337	$14,127	$(216,448)	$3,268,016	$2,541,107	$384	$(295,419)	$2,246,072
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$2,559	$—	$(157)	$2,402	$2,988	$—	$(260)	$2,728
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	28,369	1	(1,713)	26,657	32,803	—	(2,754)	30,049
Obligations of states and political subdivisions	1,109,543	1,378	(107,587)	1,003,334	1,098,957	164	(143,130)	955,991
Corporate debt securities	10,049	63	(2)	10,110	18,158	—	(109)	18,049
Total held-to-maturity debt securities (1)	$1,150,520	$1,442	$(109,459)	$1,042,503	$1,152,906	$164	$(146,253)	$1,006,817
Total debt securities	$4,620,857	$15,569	$(325,907)	$4,310,519	$3,694,013	$548	$(441,672)	$3,252,889
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million and $0.1 million at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $27.8 million and $10.9 million at September 30, 2025 and December 31, 2024, respectively, consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $30.4 million and $13.4 million at September 30, 2025 and December 31, 2024, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at September 30, 2025. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Within one year	$205,481	$205,633
After 1 year through 5 years	324,674	317,261
After 5 years through 10 years	357,585	331,930
After 10 years	2,582,597	2,413,192
Total available-for-sale debt securities	$3,470,337	$3,268,016
Held-to-maturity debt securities
Within one year	$28,720	$28,726
After 1 year through 5 years	230,302	226,475
After 5 years through 10 years	552,366	500,885
After 10 years	339,132	286,417
Total held-to-maturity debt securities	$1,150,520	$1,042,503
Total debt securities	$4,620,857	$4,310,519

Securities with an aggregate carrying value of $2.9 billion and $2.2 billion at September 30, 2025 and December 31, 2024, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2025 totaled $876.9 million. There were no security sales that occurred in the nine months ended September 30, 2024. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2025 and December 31, 2024 were $153.4 million and $223.8 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and nine months ended September 30, 2025 and 2024, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the consolidated income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2025	2024	2025	2024
Debt securities:
Gross realized gains	$66	$—	$284	$—
Gross realized losses	(11)	(13)	(180)	(25)
Net gains (losses) on debt securities	55	(13)	104	(25)
Equity securities:
Net unrealized gains recognized on securities still held	1,155	688	2,198	1,372
Net securities gains	$1,210	$675	$2,302	$1,347

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.3 million and $8.4 million as of September 30, 2025 and December 31, 2024, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the nine months ended September 30, 2025 and 2024:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2025 and 2024

	Obligations of
	states and	Corporate
	political	debt
(unaudited, in thousands)	subdivisions	Securities	Total
Balance at December 31, 2024	$124	$22	$146
Current period provision (1)	34	1	35
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2025	$158	$23	$181
.
Balance at December 31, 2023	$160	$32	$192
Current period provision (1)	(34)	(10)	(44)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2024	$126	$22	$148

(1) The total provision for credit losses on held-to-maturity securities is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses - loans and loan commitments. For more information on the provision relating to loans and loan commitments, please see Note 5, "Loans and the Allowance for Credit Losses."

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Government sponsored entities and agencies	5,837	(68)	1	191,084	(21,912)	42	196,921	(21,980)	43
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	168,195	(1,086)	39	1,351,860	(187,806)	441	1,520,055	(188,892)	480
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	6,725	(7)	3	115,946	(3,175)	36	122,671	(3,182)	39
Asset backed securities	35,661	(143)	9	—	—	—	35,661	(143)	9
Obligations of states and political subdivisions	2,657	(121)	4	31,803	(2,087)	45	34,460	(2,208)	49
Corporate debt securities	12,550	(33)	9	5,473	(10)	2	18,023	(43)	11
Total	$231,625	$(1,458)	65	$1,696,166	$(214,990)	566	$1,927,791	$(216,448)	631

	December 31, 2024
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$48,846	$(63)	2	$—	$—	—	$48,846	$(63)	2
U.S. Government sponsored entities and agencies	—	—	—	194,242	(30,702)	43	194,242	(30,702)	43
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	149,466	(1,742)	32	1,408,115	(255,346)	447	1,557,581	(257,088)	479
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,919	(7)	1	193,085	(4,135)	50	203,004	(4,142)	51
Obligations of states and political subdivisions	10,728	(133)	8	48,038	(3,191)	84	58,766	(3,324)	92
Corporate debt securities	4,479	(21)	4	7,395	(79)	2	11,874	(100)	6
Total	$223,438	$(1,966)	47	$1,850,875	$(293,453)	626	$2,074,313	$(295,419)	673

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB stock totaling $61.8 million and $48.2 million at September 30, 2025 and December 31, 2024, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $13.7 million and $11.9 million at September 30, 2025 and December 31, 2024, respectively. The unaccreted discount on purchased loans from acquisitions was $317.0 million at September 30, 2025 and $10.5 million at December 31, 2024.

	September 30,	December 31,
(unaudited, in thousands)	2025	2024
Commercial real estate:
Land and construction	$1,826,642	$1,352,083
Improved property	8,928,728	5,974,598
Total commercial real estate	10,755,370	7,326,681
Commercial and industrial	2,771,906	1,787,277
Residential real estate	3,928,469	2,520,086
Home equity	1,091,636	821,110
Consumer	384,693	201,275
Total portfolio loans	18,932,074	12,656,429
Loans held for sale	125,971	18,695
Total loans	$19,058,045	$12,675,124

Allowance for Credit Losses

The allowance for credit losses under the current expected credit losses methodology is calculated on non-PCD loans utilizing the probability of default ("PD") divided by the loss given default ("LGD"), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. At September 30, 2025, the primary driver of the change in the allowance model calculation from December 31, 2024 was the initial allowance on the loans acquired in the PFC transaction. Also impacting the allowance were adjustments in regional macroeconomic factors and loan concentrations, increases to specific reserves on individually-evaluated loans and an increase in net charge-offs. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.7%, and subsequently increase to an average of 5.3% over the remainder of the forecast period. In addition to the quantitative and qualitative changes noted above, the allowance is reflective of $16.0 million in net charge-offs recorded during the first nine months of 2025. Accrued interest receivable for loans was $88.7 million and $62.2 million at September 30, 2025 and December 31, 2024, respectively. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, due to their unique nature, Wesbanco does have a $0.1 million reserve on the accrued interest related to individually-evaluated loans at September 30, 2025. In addition, Wesbanco also has a $0.1 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. Accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $13.6 million and $13.9 million at September 30, 2025 and December 31, 2024, respectively.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Nine Months Ended September 30, 2025 and 2024
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at December 31, 2024
Allowance for credit losses - loans	$8,411	$59,828	$42,398	$21,790	$1,235	$3,391	$1,713	$138,766
Allowance for credit losses - loan commitments	5,105	—	—	1,015	—	—	—	6,120
Total beginning allowance for credit losses - loans and loan commitments	13,516	59,828	42,398	22,805	1,235	3,391	1,713	144,886
Initial allowance for credit losses on acquired PCD loans	177	7,998	7,160	3,192	604	3,095	—	22,226
Provision for credit losses:
Provision for loan losses	1,865	32,212	19,172	8,536	1,371	7,598	1,887	72,641
Provision for loan commitments	146	—	1,434	(82)	—	10	—	1,508
Total provision for credit losses - loans and loan commitments (2)	2,011	32,212	20,606	8,454	1,371	7,608	1,887	74,149
Charge-offs	—	(4,498)	(5,967)	(862)	(1,271)	(6,333)	(2,021)	(20,952)
Recoveries	15	339	1,568	349	309	1,850	555	4,985
Net recoveries (charge-offs) (3)	15	(4,159)	(4,399)	(513)	(962)	(4,483)	(1,466)	(15,967)
Balance at September 30, 2025
Allowance for credit losses - loans	10,468	95,879	64,331	33,005	2,248	9,601	2,134	217,666
Allowance for credit losses - loan commitments	5,251	—	1,434	933	—	10	—	7,628
Total ending allowance for credit losses - loans and loan commitments	$15,719	$95,879	$65,765	$33,938	$2,248	$9,611	$2,134	$225,294

Balance at December 31, 2023
Allowance for credit losses - loans	$7,123	$59,351	$36,644	$21,218	$1,017	$3,956	$1,366	$130,675
Allowance for credit losses - loan commitments	6,894	—	429	1,276	5	—	—	8,604
Total beginning allowance for credit losses - loans and loan commitments	14,017	59,351	37,073	22,494	1,022	3,956	1,366	139,279
Provision for credit losses:
Provision for loan losses	1,662	2,584	9,987	2,365	383	1,674	1,119	19,774
Provision for loan commitments	(63)	16	(300)	(27)	(5)	—	—	(379)
Total provision for credit losses - loans and loan commitments (2)	1,599	2,600	9,687	2,338	378	1,674	1,119	19,395
Charge-offs	(813)	(929)	(6,744)	(284)	(795)	(3,270)	(1,324)	(14,159)
Recoveries	256	583	1,485	198	557	1,166	337	4,582
Net (charge-offs) recoveries	(557)	(346)	(5,259)	(86)	(238)	(2,104)	(987)	(9,577)
Balance at September 30, 2024
Allowance for credit losses - loans	8,228	61,589	41,372	23,497	1,162	3,526	1,498	140,872
Allowance for credit losses - loan commitments	6,831	16	129	1,249	—	—	—	8,225
Total ending allowance for credit losses - loans and loan commitments	$15,059	$61,605	$41,501	$24,746	$1,162	$3,526	$1,498	$149,097

(1) Deposit overdrafts of $5.8 million and $4.6 million are included in total portfolio loans for the periods ending September 30, 2025 and September 30, 2024, respectively.

(2) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 4, "Securities."

(3) The charge-offs on the acquired PFC loan portfolio prior to the acquisition were $22.7 million.

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
September 30, 2025
Allowance for credit losses:
Loans individually-evaluated	$—	$18,107	$6,811	$—	$—	$—	$—	$24,918
Loans collectively-evaluated	10,468	77,772	57,520	33,005	2,248	9,601	2,134	192,748
Loan commitments (2)	5,251	—	1,434	933	—	10	—	7,628
Total allowance for credit losses - loans and commitments	$15,719	$95,879	$65,765	$33,938	$2,248	$9,611	$2,134	$225,294

Portfolio loans:
Individually-evaluated for credit losses	$—	$45,004	$11,743	$—	$—	$—	$—	$56,747
Collectively-evaluated for credit losses	1,826,642	8,883,724	2,760,163	3,928,469	1,091,636	384,693	—	18,875,327
Total portfolio loans	$1,826,642	$8,928,728	$2,771,906	$3,928,469	$1,091,636	$384,693	$—	$18,932,074

December 31, 2024
Allowance for credit losses:
Loans individually-evaluated	$—	$12,461	$5,353	$—	$—	$—	$—	$17,814
Loans collectively-evaluated	8,411	47,367	37,045	21,790	1,235	3,391	1,713	120,952
Loan commitments (2)	5,105	—	—	1,015	—	—	—	6,120
Total allowance for credit losses - loans and commitments	$13,516	$59,828	$42,398	$22,805	$1,235	$3,391	$1,713	$144,886

Portfolio loans:
Individually-evaluated for credit losses	$—	$45,224	$7,116	$—	$—	$—	$—	$52,340
Collectively-evaluated for credit losses	1,352,083	5,929,374	1,780,161	2,520,086	821,110	201,275	—	12,604,089
Total portfolio loans	$1,352,083	$5,974,598	$1,787,277	$2,520,086	$821,110	$201,275	$—	$12,656,429

(1) Deposit overdrafts of $5.8 million and $13.8 million are included in total portfolio loans for the periods ending September 30, 2025 and December 31, 2024, respectively.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of September 30, 2025
Pass	$1,768,314	$8,507,923	$2,642,071	$12,918,308
Criticized - compromised	43,431	304,085	85,804	433,320
Classified - substandard	14,897	116,720	44,031	175,648
Classified - doubtful	—	—	—	—
Total	$1,826,642	$8,928,728	$2,771,906	$13,527,276

As of December 31, 2024
Pass	$1,347,374	$5,690,606	$1,721,309	$8,759,289
Criticized - compromised	3,873	189,322	48,805	242,000
Classified - substandard	836	94,670	17,163	112,669
Classified - doubtful	—	—	—	—
Total	$1,352,083	$5,974,598	$1,787,277	$9,113,958

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $52.6 million at September 30, 2025 and $23.3 million at December 31, 2024, of which $12.9 million and $4.5 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $26.7 million and $36.1 million of unfunded commercial loan commitments are also not included in the tables above at September 30, 2025 and December 31, 2024, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing (1)
As of September 30, 2025
Commercial real estate:
Land and construction	$1,820,502	$369	$1,413	$4,358	$6,140	$1,826,642	$2,670
Improved property	8,883,651	7,750	11,487	25,840	45,077	8,928,728	2,641
Total commercial real estate	10,704,153	8,119	12,900	30,198	51,217	10,755,370	5,311
Commercial and industrial	2,727,481	22,196	2,167	20,062	44,425	2,771,906	1,170
Residential real estate	3,881,100	1,257	18,916	27,196	47,369	3,928,469	9,754
Home equity	1,070,163	10,490	4,533	6,450	21,473	1,091,636	1,890
Consumer	374,694	5,431	2,349	2,219	9,999	384,693	1,305
Total portfolio loans	18,757,591	47,493	40,865	86,125	174,483	18,932,074	19,430
Loans held for sale	125,971	—	—	—	—	125,971	—
Total loans	$18,883,562	$47,493	$40,865	$86,125	$174,483	$19,058,045	$19,430

Nonperforming loans included above are as follows:
Non-accrual loans	$19,743	$751	$7,274	$66,695	$74,720	$94,463

As of December 31, 2024
Commercial real estate:
Land and construction	$1,351,251	$832	$—	$—	$832	$1,352,083	$—
Improved property	5,935,163	7,646	8,148	23,641	39,435	5,974,598	5,561
Total commercial real estate	7,286,414	8,478	8,148	23,641	40,267	7,326,681	5,561
Commercial and industrial	1,772,832	957	8,872	4,616	14,445	1,787,277	3,498
Residential real estate	2,506,959	1,483	3,523	8,121	13,127	2,520,086	2,489
Home equity	806,025	7,420	3,043	4,622	15,085	821,110	1,150
Consumer	195,082	3,916	1,384	893	6,193	201,275	857
Total portfolio loans	12,567,312	22,254	24,970	41,893	89,117	12,656,429	13,555
Loans held for sale	18,695	—	—	—	—	18,695	—
Total loans	$12,586,007	$22,254	$24,970	$41,893	$89,117	$12,675,124	$13,555

Nonperforming loans included above are as follows:
Non-accrual loans	$10,117	$684	$613	$28,338	$29,635	$39,752

The following tables summarize nonperforming loans:

	Nonperforming Loans
	September 30, 2025			December 31, 2024
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,697	$1,688	$—	$—	$—	$—
Improved property	21,591	18,555	—	17,489	15,918	—
Commercial and industrial	12,307	9,562	—	2,896	1,897	—
Residential real estate	39,051	29,810	—	17,200	12,524	—
Home equity	11,545	8,217	—	8,284	6,208	—
Consumer	3,266	1,594	—	140	87	—
Total nonperforming loans without a specific allowance	89,457	69,426	—	46,009	36,634	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	13,367	13,300	6,396	3,118	3,118	516
Commercial and industrial	11,737	11,737	6,812	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	25,104	25,037	13,208	3,118	3,118	516
Total nonperforming loans	$114,561	$94,463	$13,208	$49,127	$39,752	$516

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$1,526	$—	$92	$—	$763	$—	$99	$—
Improved property	16,934	—	13,992	—	18,463	—	12,766	—
Commercial and industrial	9,109	—	2,165	—	7,590	—	2,234	—
Residential real estate	27,963	—	11,140	—	23,613	—	11,135	—
Home equity	8,338	—	5,466	—	7,660	—	5,095	—
Consumer	2,087	—	91	—	1,901	—	77	—
Total nonperforming loans without a specific allowance	65,957	—	32,945	—	59,990	—	31,406	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—	—	—
Improved property	14,099	—	—	—	8,609	—	—	—
Commercial and industrial	9,348	—	—	—	6,414	—	—	—
Total nonperforming loans with a specific allowance	23,447	—	—	—	15,023	—	—	—
Total nonperforming loans	$89,404	$—	$32,945	$—	$75,013	$—	$31,406	$—

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
	September 30,	December 31,
(unaudited, in thousands)	2025	2024
Commercial real estate:
Land and construction	$1,688	$—
Improved property	31,855	19,036
Total commercial real estate	33,543	19,036
Commercial and industrial	21,299	1,897
Residential real estate	29,810	12,524
Home equity	8,217	6,208
Consumer	1,594	87
Total	$94,463	$39,752

(1) At September 30, 2025, there were twelve borrowers with a loan balance greater than $1.0 million, which totaled $42.5 million, as compared to six borrowers with a loan balance greater than $1.0 million totaling $13.1 million at December 31, 2024. Loans acquired from PFC that were on non-accrual status as of September 30, 2025 totaled approximately $20.8 million. Total non-accrual loans may include loans that are also restructured for borrowers experiencing financial difficulty. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty

Tables in the following section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the three and nine months ended September 30, 2025 and 2024 presented by loan category:

	For the Three Months Ended September 30, 2025
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$29,675	$—	$—	$—	$29,675	1.6
Commercial real estate - improved property	30,601	—	—	—	30,601	0.3
Commercial and industrial	445	—	—	—	445	—
Residential real estate	—	—	1,939	—	1,939	—
Home equity	—	—	761	—	761	0.1
Consumer	—	—	427	—	427	0.1
Total	$60,721	$—	$3,127	$—	$63,848	0.3

	For the Three Months Ended September 30, 2024
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	$—	$—	—
Commercial real estate - improved property	666	—	19,782	—	20,448	0.3
Commercial and industrial	1,204	—	250	—	1,454	0.1
Residential real estate	—	—	1,273	—	1,273	0.1
Home equity	—	—	638	—	638	0.1
Consumer	—	—	182	—	182	0.1
Total	$1,870	$—	$22,125	$—	$23,995	0.2

	For the Nine Months Ended September 30, 2025
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$53,895	$—	$—	$—	$53,895	3.0
Commercial real estate - improved property	46,484	—	1,473	242	48,199	0.5
Commercial and industrial	4,913	9	9	—	4,931	0.2
Residential real estate	—	—	4,390	—	4,390	0.1
Home equity	—	—	1,474	—	1,474	0.1
Consumer	—	—	806	—	806	0.2
Total	$105,292	$9	$8,152	$242	$113,695	0.6

	For the Nine Months Ended September 30, 2024
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$5	$—	$—	$—	$5	—
Commercial real estate - improved property	25,002	—	19,782	—	44,784	0.7
Commercial and industrial	1,622	—	250	—	1,872	0.1
Residential real estate	—	—	1,990	—	1,990	0.1
Home equity	—	—	1,023	—	1,023	0.1
Consumer	—	—	345	—	345	0.2
Total	$26,629	$—	$23,390	$—	$50,019	0.4

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty ("MBEFDs") totaled $3.7 million for loans modified during the nine months ended September 30, 2025 and $1.7 million for loans modified during the nine months ended September 30, 2024. These commitments are not included in the tables above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the three and nine months ended September 30, 2025 and 2024, presented by loan category:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2025	September 30, 2024
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	6	—
Commercial real estate - improved property	7	7
Commercial and industrial	9	16
Residential real estate	—	—
Home equity	—	—
Consumer	—	—

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	6	24
Commercial real estate - improved property	8	9
Commercial and industrial	12	22
Residential real estate	—	—
Home equity	—	—
Consumer	—	—

The following table summarizes loans with MBEFDs which defaulted (defined as 90 days past due) within 12 months of the loan being modified during the three and nine months ended September 30, 2025 and 2024. Modified loans, including those that have defaulted, are already included in the allowance for credit losses through the various methodologies used to estimate the allowance. As such, no modification to the allowance is recorded specifically due to a modified loan subsequently defaulting.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2025			September 30, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	23,520	—	23,520	—	—	—
Commercial and industrial	1,381	—	1,381	34	—	34
Residential real estate	—	387	387	—	137	137
Home equity	—	175	175	—	175	175
Consumer	—	95	95	—	36	36
Total loans that subsequently defaulted (1)	$24,901	$657	$25,558	$34	$348	$382

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2025			September 30, 2024
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	26,988	—	26,988	—	—	—
Commercial and industrial	1,381	—	1,381	202	—	202
Residential real estate	—	510	510	—	276	276
Home equity	—	286	286	—	175	175
Consumer	—	94	94	—	69	69
Total loans that subsequently defaulted (1)	$28,369	$890	$29,259	$202	$520	$722

The following table presents an aging analysis of portfolio loans by loan category that were modified during the twelve months prior to September 30, 2025 and September 30, 2024.

	September 30, 2025
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$293	$832	$1,125	$53,600	$54,725
Commercial real estate - improved property	—	—	5,312	5,312	84,778	90,090
Commercial and industrial	—	—	7,894	7,894	3,997	11,891
Residential real estate	—	1,513	1,247	2,760	3,069	5,829
Home equity	290	225	425	940	911	1,851
Consumer	14	41	94	149	657	806
Total modified loans (1)	$304	$2,072	$15,804	$18,180	$147,012	$165,192

	September 30, 2024
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$5	$5
Commercial real estate - improved property	—	3,433	—	3,433	41,573	45,006
Commercial and industrial	250	—	34	284	1,587	1,871
Residential real estate	—	—	161	161	2,485	2,646
Home equity	64	—	309	373	924	1,297
Consumer	28	24	66	118	273	391
Total modified loans (1)	$342	$3,457	$570	$4,369	$46,847	$51,216

(1) Represents balance at period end.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of September 30, 2025
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$211,110	$445,490	$436,531	$212,730	$35,339	$84,050	$158,773	$184,291	$1,768,314
Criticized - compromised	—	—	—	39,199	—	528	—	3,704	43,431
Classified - substandard	—	—	324	—	—	1,499	—	13,074	14,897
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$211,110	$445,490	$436,855	$251,929	$35,339	$86,077	$158,773	$201,069	$1,826,642
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate: improved property
Risk rating:
Pass	$613,548	$573,398	$557,706	$1,588,969	$923,346	$3,120,180	$230,102	$900,674	$8,507,923
Criticized - compromised	—	30,812	12,040	47,668	20,426	70,982	30,170	91,987	304,085
Classified - substandard	242	19,524	6,195	37,490	4,149	37,620	424	11,076	116,720
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$613,790	$623,734	$575,941	$1,674,127	$947,921	$3,228,782	$260,696	$1,003,737	$8,928,728
Current-period gross charge-offs	$—	$—	$112	$—	$142	$4,209	$—	$35	$4,498

Commercial and industrial
Risk rating:
Pass	$262,085	$246,645	$180,396	$348,792	$190,032	$325,939	$912,743	$175,439	$2,642,071
Criticized - compromised	131	12,063	4,774	8,366	5,099	6,544	43,354	5,473	85,804
Classified - substandard	28	4,410	3,466	3,815	3,343	11,457	8,385	9,127	44,031
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$262,244	$263,118	$188,636	$360,973	$198,474	$343,940	$964,482	$190,039	$2,771,906
Current-period gross charge-offs	$—	$592	$670	$1,009	$545	$885	$1,088	$1,178	$5,967

Residential real estate
Loan delinquency:
Current	$190,965	$194,660	$264,926	$737,854	$634,654	$1,033,050	$—	$824,991	$3,881,100
30-59 days past due	—	—	—	—	—	1,257	—	—	1,257
60-89 days past due	417	887	1,246	3,104	2,844	7,639	—	2,779	18,916
90 days or more past due	84	1,157	3,077	5,052	3,120	12,419	—	2,287	27,196
Total	$191,466	$196,704	$269,249	$746,010	$640,618	$1,054,365	$—	$830,057	$3,928,469
Current-period gross charge-offs	$—	$10	$118	$452	$—	$211	$—	$71	$862

Home equity
Loan delinquency:
Current	$13,279	$3,578	$2,295	$2,804	$1,801	$23,175	$1,005,803	$17,428	$1,070,163
30-59 days past due	—	693	610	890	178	1,706	6,169	244	10,490
60-89 days past due	25	758	1,043	738	174	1,174	108	513	4,533
90 days or more past due	—	556	1,463	876	539	2,492	24	500	6,450
Total	$13,304	$5,585	$5,411	$5,308	$2,692	$28,547	$1,012,104	$18,685	$1,091,636
Current-period gross charge-offs	$—	$21	$440	$322	$98	$334	$42	$14	$1,271

Consumer
Loan delinquency:
Current	$50,608	$82,620	$73,158	$84,699	$27,349	$28,068	$28,036	$156	$374,694
30-59 days past due	221	1,342	1,348	1,473	535	407	96	9	5,431
60-89 days past due	98	405	803	572	205	266	—	—	2,349
90 days or more past due	34	247	607	739	209	383	—	—	2,219
Total	$50,961	$84,614	$75,916	$87,483	$28,298	$29,124	$28,132	$165	$384,693
Current-period gross charge-offs	$148	$1,901	$1,277	$1,820	$717	$470	$—	$—	$6,333

	Loans As of December 31, 2024
	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$245,699	$403,923	$249,690	$84,527	$21,316	$52,485	$145,032	$144,702	$1,347,374
Criticized - compromised	1,746	—	1,096	—	—	10	376	645	3,873
Classified - substandard	—	—	—	—	—	4	—	832	836
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$247,445	$403,923	$250,786	$84,527	$21,316	$52,499	$145,408	$146,179	$1,352,083
Current-period gross charge-offs	$—	$813	$—	$—	$—	$—	$—	$—	$813

Commercial real estate: improved property
Risk rating:
Pass	$542,333	$472,746	$1,038,745	$543,212	$512,916	$1,897,950	$200,572	$482,132	$5,690,606
Criticized - compromised	365	28,204	5,188	13,590	6,733	39,845	825	94,572	189,322
Classified - substandard	19,746	1,836	23,393	1,186	9,952	36,142	623	1,792	94,670
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$562,444	$502,786	$1,067,326	$557,988	$529,601	$1,973,937	$202,020	$578,496	$5,974,598
Current-period gross charge-offs	$—	$—	$75	$7	$—	$855	$—	$—	$937

Commercial and industrial
Risk rating:
Pass	$225,344	$139,460	$206,252	$106,446	$48,285	$250,438	$616,831	$128,253	$1,721,309
Criticized - compromised	217	7,335	3,337	921	1,597	7,660	20,464	7,274	48,805
Classified - substandard	1,494	382	1,158	1,225	65	2,639	2,460	7,740	17,163
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$227,055	$147,177	$210,747	$108,592	$49,947	$260,737	$639,755	$143,267	$1,787,277
Current-period gross charge-offs	$48	$648	$1,048	$228	$162	$1,029	$1	$7,369	$10,533

Residential real estate
Loan delinquency:
Current	$201,454	$195,121	$323,588	$397,596	$168,526	$471,081	$—	$749,593	$2,506,959
30-59 days past due	—	—	—	—	—	1,483	—	—	1,483
60-89 days past due	—	—	—	319	37	2,763	—	404	3,523
90 days or more past due	—	219	838	128	204	5,237	—	1,495	8,121
Total	$201,454	$195,340	$324,426	$398,043	$168,767	$480,564	$—	$751,492	$2,520,086
Current-period gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$58	$308

Home equity
Loan delinquency:
Current	$11,504	$1,857	$2,220	$969	$2,623	$22,444	$763,157	$1,251	$806,025
30-59 days past due	—	167	530	65	88	1,226	5,166	178	7,420
60-89 days past due	—	656	1,170	346	—	636	91	144	3,043
90 days or more past due	—	927	795	235	363	2,045	112	145	4,622
Total	$11,504	$3,607	$4,715	$1,615	$3,074	$26,351	$768,526	$1,718	$821,110
Current-period gross charge-offs	$—	$355	$132	$65	$35	$260	$28	$119	$994

Consumer
Loan delinquency:
Current	$51,073	$55,821	$36,994	$11,744	$5,640	$9,270	$24,540	$—	$195,082
30-59 days past due	774	1,225	765	602	205	197	148	—	3,916
60-89 days past due	271	327	517	161	51	57	—	—	1,384
90 days or more past due	320	235	123	116	34	65	—	—	893
Total	$52,438	$57,608	$38,399	$12,623	$5,930	$9,589	$24,688	$—	$201,275
Current-period gross charge-offs	$382	$1,578	$1,466	$497	$166	$313	$—	$—	$4,402

The following table summarizes other real estate owned and repossessed assets included in other assets:

	September 30,	December 31,
(unaudited, in thousands)	2025	2024
Other real estate owned	$618	$649
Repossessed assets	379	203
Total other real estate owned and repossessed assets	$997	$852

Residential real estate loans included in other real estate totaled $0.6 million at September 30, 2025. There were no residential real estate loans included in other real estate at December 31, 2024. At September 30, 2025 and December 31, 2024, formal foreclosure proceedings were in process on residential real estate loans totaling $11.3 million and $4.0 million, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Wesbanco’s Consolidated Balance Sheets include goodwill of $1.6 billion and $1.1 billion as of September 30, 2025 and December 31, 2024, respectively, all of which relates to the Community Banking segment. Wesbanco’s other intangible assets of $157.9 million and $27.3 million at September 30, 2025 and December 31, 2024, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. The increases to goodwill and other intangible assets in 2025 are specific to the PFC acquisition, which contributed $481.4 million in goodwill and $145.6 million in core deposit intangibles in its Community Banking segment, as well as $6.9 million in customer list intangibles in its Trust and Investment Services segment. Amortization of core deposit and customer list intangible assets totaled $8.4 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $21.9 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively. Wesbanco completed its annual quantitative goodwill impairment evaluation as of November 30, 2024, and concluded that there were no indications of impairment. In addition, as there were no significant changes in market conditions, consolidated operating results or forecasted future results after November 30, 2024, it was concluded that at both December 31, 2024 and September 30, 2025, there were also no indications of impairment. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2024 and September 30, 2025.

The following table shows Wesbanco’s capitalized other intangible assets and related accumulated amortization:

	September 30,	December 31,
(unaudited, in thousands)	2025	2024
Other intangible assets:
Gross carrying amount	$250,759	$98,271
Accumulated amortization	(92,869)	(71,016)
Net carrying amount of other intangible assets	$157,890	$27,255

The following table shows the amortization on Wesbanco’s other intangible assets for each of the next five years, and in the aggregate thereafter, as of September 30, 2025 (unaudited, in thousands):

Year	Amount
2025	$8,790
2026	30,116
2027	25,933
2028	21,745
2029	16,956
2030 and thereafter	54,350
Total	$157,890

NOTE 7. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the equity method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of September 30, 2025 and December 31, 2024, Wesbanco had $76.8 million and $38.2 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $28.9 million and $19.0 million at September 30, 2025 and December 31, 2024, respectively, within other liabilities on the Consolidated Balance Sheets. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the three months ended September 30, 2025 and 2024 was $3.0 million and $1.2 million, respectively. The amortization for the nine months ended September 30, 2025 and 2024 was $7.9 million and $3.5 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits, which are projected to total $10.0 million for 2025, and totaled $4.3 million for 2024, which are also included in income tax expense.

Wesbanco is also a limited partner in three other limited partnerships as of September 30, 2025. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of September 30, 2025 and December 31, 2024, Wesbanco had $4.0 million and $2.9 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income for the three months ended September 30, 2025 and 2024 of $21 thousand and $5 thousand, respectively, and net income for the nine months ended September 30, 2025 and 2024 of $104 thousand and $(5) thousand, respectively.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of September 30, 2025 (unaudited, in thousands):

Year (unaudited, in thousands)	Amount
2025	$3,833
2026	12,399
2027	4,404
2028	3,741
2029	1,159
2030 and thereafter	3,388
Total	$28,924

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of September 30, 2025 and December 31, 2024, Wesbanco had 343 and 293 customer interest rate swaps and caps with an aggregate notional amount of $2.3 billion and $1.9 billion, respectively, related to this program. Wesbanco recognized income for the related swap and cap fees of $3.2 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively, and $6.6 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of September 30, 2025 and December 31, 2024, Wesbanco had 27 and 24 risk participation-in agreements with an aggregate notional amount of $276.5 million and $233.8 million, respectively. As of September 30, 2025 and December 31, 2024, Wesbanco had eight risk participation-out agreements with an aggregate notional amount of $67.2 million and $67.7 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $137.5 million and $29.0 million at September 30, 2025 and December 31, 2024, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$2,321,157	$65,321	$66,886	$1,906,520	$72,343	$72,204
Other contracts:
Interest rate lock commitments	43,622	996	—	15,476	—	41
Forward TBA contracts	137,500	—	468	29,000	115	—
Total derivatives		$66,317	$67,354		$72,458	$72,245

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three and nine months ended September 30, 2025 and 2024, respectively.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2025	2024	2025	2024
Interest rate swaps and caps	Net swap fee and valuation income	$22	$(1,702)	$(1,665)	$(895)
Interest rate lock commitments	Mortgage banking income	(532)	(8)	1,037	(124)
Forward TBA contracts	Mortgage banking income	(836)	(621)	(1,872)	(526)
Total		$(1,346)	$(2,331)	$(2,500)	$(1,545)

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. Wesbanco has posted net cash collateral with a market value of $20.4 million as of September 30, 2025, while, as of December 31, 2024, Wesbanco was holding net cash collateral from various derivative counterparties totaling $42.6 million within interest bearing deposit accounts. If Wesbanco had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties.

NOTE 9. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	2025	2024	2025	2024
Service cost – benefits earned during year	$269	$334	$800	$994
Interest cost on projected benefit obligation	775	1,620	2,299	4,826
Expected return on plan assets	(1,620)	(2,627)	(4,808)	(7,825)
Amortization of prior service cost	(9)	(9)	(26)	(26)
Amortization of net (gain) loss	(48)	21	(144)	63
Net periodic pension income	$(633)	$(661)	$(1,879)	$(1,968)

The service cost of $0.8 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively, is included in salaries and wages, and periodic pension income of $2.7 million and $3.0 million for the nine months ended September 30, 2025 and 2024, is included in employee benefits.

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

		September 30, 2025
		Fair Value Measurements Using:
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2025	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$30,374	$30,374	$—	$—
Available-for-sale debt securities
U.S. Treasury	195,916	195,916		—
U.S. Government sponsored entities and agencies	220,290	—	220,290	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,500,825	—	2,500,825	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	142,837	—	142,837	—
Asset backed securities	70,760	—	70,760	—
Obligations of states and political subdivisions	77,228	—	74,508	2,720
Corporate debt securities	60,160	—	60,160	—
Total available-for-sale debt securities	$3,268,016	$195,916	$3,069,380	$2,720
Loans held for sale	125,971	—	125,971	—
Other assets - interest rate swaps	65,321	—	65,321	—
Total assets recurring fair value measurements	$3,489,682	$226,290	$3,260,672	$2,720
Other liabilities - interest rate swaps	$66,886	$—	$66,886	$—
Total liabilities recurring fair value measurements	$66,886	$—	$66,886	$—
Nonrecurring fair value measurements
Collateral dependent loans	$30,141	$—	$—	$30,141
Other real estate owned and repossessed assets	997	—	—	997
Total nonrecurring fair value measurements	$31,138	$—	$—	$31,138

		December 31, 2024
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2024	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$13,427	$13,427	$—	$—
Available-for-sale debt securities
U.S. Treasury	146,113	146,113	—	—
U.S. Government sponsored entities and agencies	194,242	—	194,242	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,593,441	—	1,593,441	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	231,782	—	231,782	—
Obligations of states and political subdivisions	68,620	—	67,536	1,084
Corporate debt securities	11,874	—	11,874	—
Total available-for-sale debt securities	$2,246,072	$146,113	$2,098,875	$1,084
Loans held for sale	18,695	—	18,695	—
Other assets - interest rate swaps	72,343	—	72,343	—
Total assets recurring fair value measurements	$2,350,537	$159,540	$2,189,913	$1,084
Other liabilities - interest rate swaps	$72,204	$—	$72,204	$—
Total liabilities recurring fair value measurements	$72,204	$—	$72,204	$—
Nonrecurring fair value measurements
Collateral dependent loans	$17,525	$—	$—	$17,525
Other real estate owned and repossessed assets	852	—	—	852
Total nonrecurring fair value measurements	$18,377	$—	$—	$18,377

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three and nine months ended September 30, 2025 or for the year ended December 31, 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
September 30, 2025
Collateral dependent loans	$30,141	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%-(20.8%) / (5.6%)
			Liquidation expenses (2)	(6.3%)-(8.0%) / (7.5%)
Other real estate owned and repossessed assets	$997	Appraisal of collateral (1), (3)
December 31, 2024
Collateral dependent loans	$17,525	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)/(0.0%)
			Liquidation expenses (2)	(8.0%)/(8.0%)
Other real estate owned and repossessed assets	$852	Appraisal of collateral (1), (3)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			September 30, 2025
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$1,008,237	$1,008,237	$1,008,237	$—	$—
Equity securities	30,374	30,374	30,374	—	—
Available-for-sale debt securities	3,268,016	3,268,016	—	3,265,464	2,552
Net held-to-maturity debt securities	1,150,339	1,042,503	—	1,042,334	169
Net loans	18,714,408	18,296,204	—	—	18,296,204
Loans held for sale	125,971	125,971	—	125,971	—
Other assets - interest rate derivatives	65,321	65,321	—	65,321	—
Accrued interest receivable	108,865	108,865	108,865	—	—

Financial Liabilities
Deposits	21,284,262	21,270,683	18,353,894	2,916,789	—
Federal Home Loan Bank borrowings	1,275,000	1,275,984	—	1,275,984	—
Other borrowings	113,501	109,214	109,214	—	—
Subordinated debt and junior subordinated debt	358,373	352,051	—	352,051	—
Other liabilities - interest rate derivatives	66,886	66,886	—	66,886	—
Accrued interest payable	25,472	25,472	25,472	—	—

			Fair Value Measurements at
			December 31, 2024
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$568,137	$568,137	$568,137	$—	$—
Equity securities	13,427	13,427	13,427	—	—
Available-for-sale debt securities	2,246,072	2,246,072	—	2,244,988	1,084
Net held-to-maturity debt securities	1,152,760	1,006,817	—	1,006,617	200
Net loans	12,517,663	12,042,064	—	—	12,042,064
Loans held for sale	18,695	18,695	—	18,695	—
Other assets - interest rate derivatives	72,343	72,343	—	72,343	—
Accrued interest receivable	78,324	78,324	78,324	—	—

Financial Liabilities
Deposits	14,133,717	14,121,315	12,406,785	1,714,530	—
Federal Home Loan Bank borrowings	1,000,000	1,000,371	—	1,000,371	—
Other borrowings	192,073	180,372	180,372	—	—
Subordinated debt and junior subordinated debt	279,308	262,101	—	262,101	—
Other liabilities - interest rate derivatives	72,204	72,204	—	72,204	—
Accrued interest payable	14,228	14,228	14,228	—	—

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and nine months ended September 30, 2025 and 2024, respectively:

	Point of Revenue	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, in thousands)	Recognition	2025	2024	2025	2024
Revenue Streams
Trust fees
Trust account fees	Over time	$6,955	$5,467	$21,327	$16,854
WesMark fees	Over time	2,032	2,050	6,015	6,048
Total trust fees		8,987	7,517	27,342	22,902
Service charges on deposits
Commercial banking fees	Over time	2,463	1,358	6,846	3,844
Personal service charges	At a point in time and over time	8,700	6,587	23,387	17,997
Total service charges on deposits		11,163	7,945	30,233	21,841
Net securities brokerage revenue
Annuity commissions	At a point in time	2,237	2,008	6,834	5,958
Equity and debt security trades	At a point in time	73	81	282	231
Managed money	Over time	366	298	1,030	824
Trail commissions	Over time	285	272	864	795
Total net securities brokerage revenue		2,961	2,659	9,010	7,808

Payment processing fees (1)	At a point in time and over time	844	925	2,539	2,659
Digital banking income	At a point in time	7,324	5,084	20,053	14,828
Net swap fee and valuation income (2)	At a point in time	3,231	(627)	4,937	2,712
Mortgage banking income	At a point in time	1,898	1,280	5,402	3,042
Net gain (loss) on other real estate owned and other assets	At a point in time and over time	329	(239)	400	(51)

(1)
Included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying swaps is not within the scope of ASC 606, and totaled fair value adjustments of $22 thousand and ($1.7) million for the three months ended September 30, 2025 and 2024, respectively. Fair value adjustments were ($1.7) million and ($0.9) million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 12. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the nine months ended September 30, 2025 and 2024 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2024	$5,124	$(223,756)	$(218,632)
Other comprehensive income before reclassifications	—	70,930	70,930
Amounts reclassified from accumulated other comprehensive income	(416)	(551)	(967)
Period change	(416)	70,379	69,963
Balance at September 30, 2025	$4,708	$(153,377)	$(148,669)

Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)
Other comprehensive income before reclassifications	—	45,262	45,262
Amounts reclassified from accumulated other comprehensive income	(207)	(166)	(373)
Period change	(207)	45,096	44,889
Balance at September 30, 2024	$6,308	$(188,112)	$(181,804)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2025 and 2024:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2025	2024	2025	2024
Debt securities available-for-sale (1):
Net securities (gains) losses reclassified into earnings	$(55)	$—	$(104)	$12	Net securities gains/(losses) (Non-interest income)
Related income tax effect ⁽²⁾	(193)	(58)	(447)	(178)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(248)	(58)	(551)	(166)

Defined benefit plans (3):
Amortization of net gain and prior service costs	(186)	(101)	(552)	(304)	Employee benefits (Non-interest expense)
Related income tax effect ⁽²⁾	45	24	136	97	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(141)	(77)	(416)	(207)
Total reclassifications for the period	$(389)	$(135)	$(967)	$(373)

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

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $7.6 million and $6.1 million at September 30, 2025 and December 31, 2024, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.4 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	September 30,	December 31,
(unaudited, in thousands)	2025	2024
Lines of credit	$5,326,918	$3,960,185
Loans approved but not closed	496,377	365,529
Overdraft limits	555,156	387,591
Letters of credit	60,924	47,879
Contingent obligations and other guarantees	39,773	16,574

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

The market value of trust assets totaled approximately $7.7 billion and $6.1 billion at September 30, 2025 and 2024, respectively. These assets are held by Wesbanco in fiduciary or agency capacities and are not included as assets on Wesbanco’s Consolidated Balance Sheets. Therefore, substantially all of Wesbanco’s assets are attributable to the community banking segment.

The following tables present selected financial information with respect to Wesbanco’s business segments for the three and nine months ended September 30, 2025 and 2024 as received and reviewed on a regular basis by the CODM:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For The Three Months Ended September 30, 2025:
Interest and dividend income	$342,886	$—	$—
Less: Interest expense (1)	118,756	2,078	5,336
Net interest income	224,130	(2,078)	(5,336)
Less: Provision for credit losses	2,082	—	—
Net interest income after provision for credit losses	222,048	(2,078)	(5,336)
Non-interest income:
Trust fees	—	6,955	—
WesMark fees	—	2,032	—
Service charges on deposits	11,163	—	—
Digital banking income	7,324	—	—
Net swap fee and valuation income	3,231	—	—
Net securities brokerage revenue	2,961	—	—
Net insurance services revenue	929	—	—
Bank-owned life insurance	3,765	—	—
Payment processing fees	843	—	—
Net securities gains	1,210	—	—
Net gain on other real estate owned and other assets	329	—	—
Mortgage banking income	1,898	—	—
Other income	1,929	284	11
Total revenues	$257,630	$7,193	$(5,325)	$259,498

Less (2):
Salaries and wages	58,361	2,222	—
Employee benefits	17,553	487	—
Net occupancy (3)	8,747	72	—
Equipment and software (4)	16,290	20	—
Miscellaneous taxes	4,933	1	—
Professional services	4,463	223	2,116
Marketing	2,970	9	—
FDIC insurance	5,820	—	—
Supplies	2,403	41	—
Telecommunications	1,533	—	—
General administration	2,543	46	348
Merger-related and restructuring	11,395	—	(12)
Amortization of intangibles	8,385	40	—
Corporate overhead expenses (5)	—	1,747	—
Other segment items (6)	3,240	183	9
Segment profit (loss) before provision for income taxes	108,994	2,102	(7,786)
Provision for income taxes	20,979	441	(1,683)
Segment profit (loss)	$88,015	$1,661	$(6,103)	$83,573

Reconciliation of segment profit
Preferred stock dividends				(2,531)
Net income available to common shareholders				$81,042

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

(4) Includes depreciation and amortization expense of $3.0 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For The Three Months Ended September 30, 2024:
Interest and dividend income	$213,729	$—	$—
Less: Interest expense (1)	87,536	982	4,069
Net interest income	126,193	(982)	(4,069)
Less: Provision for credit losses	4,798	—	—
Net interest income after provision for credit losses	121,395	(982)	(4,069)
Non-interest income:
Trust fees	—	5,467	—
WesMark fees	—	2,050	—
Service charges on deposits	7,945	—	—
Digital banking income	5,084	—	—
Net swap fee and valuation income	(627)	—	—
Net securities brokerage revenue	2,659	—	—
Net insurance services revenue	796	—	—
Bank-owned life insurance	2,173	—	—
Payment processing fees	925	—	—
Net securities gains	675	—	—
Net (loss) gain other real estate owned and other assets	(239)	—	—
Mortgage banking income	1,280	—	—
Other income	1,424	—	—
Total revenues	$143,490	$6,535	$(4,069)	$145,956

Less (2):
Salaries and wages	43,052	1,838	—
Employee benefits	11,098	424	—
Net occupancy (3)	6,165	61	—
Equipment and software (4)	10,146	11	—
Miscellaneous taxes	3,162	2	—
Professional services	2,976	197	1,513
Marketing	2,955	22	—
FDIC insurance	3,604	—	—
Supplies	1,477	27	—
Telecommunications	1,106	—	—
General administration	1,379	23	101
Merger-related and restructuring	52	—	1,925
Amortization of intangibles	2,005	48	—
Corporate overhead expenses (5)	—	1,416	—
Other segment items (6)	4,313	42	43
Segment profit (loss) before provision for income taxes	50,000	2,424	(7,651)
Provision for income taxes	8,761	509	(1,769)
Segment profit (loss)	$41,239	$1,915	$(5,882)	$37,272

Reconciliation of segment profit (loss)
Preferred stock dividends				(2,531)
Net income available to common shareholders				$34,741

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $1.8 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Nine Months Ended September 30, 2025:
Interest and dividend income	$932,500	$—	$—
Less: Interest expense (1)	321,210	4,512	14,774
Net interest income	611,290	(4,512)	(14,774)
Less: Provision for credit losses	74,183	—	—
Net interest income after provision for credit losses	537,107	(4,512)	(14,774)
Non-interest income:
Trust fees	—	21,327	—
WesMark fees	—	6,015	—
Service charges on deposits	30,233	—	—
Digital banking income	20,053	—	—
Net swap fee and valuation income	4,937	—	—
Net securities brokerage revenue	9,010	—	—
Net insurance services revenue	2,999	—	—
Bank-owned life insurance	10,643	—	—
Payment processing fees	2,539	—	—
Net securities gains	2,302	—	—
Net gain on other real estate owned and other assets	400	—	—
Mortgage banking income	5,402	—	—
Other income	6,554	1,044	28
Total revenues	$632,179	$23,874	$(14,746)	$641,307

Less (2):
Salaries and wages	162,960	6,354	—
Employee benefits	48,350	1,517	—
Net occupancy (3)	24,517	199	—
Equipment and software (4)	46,346	154	—
Miscellaneous taxes	14,225	4	—
Professional services	12,870	527	5,658
Marketing	7,166	59	—
FDIC insurance	15,487	—	—
Supplies	6,125	135	—
Telecommunications	4,284	—	—
General administration	6,160	128	765
Merger-related and restructuring	65,387	—	7,062
Amortization of intangibles	21,385	468	—
Corporate overhead expenses (5)	—	5,348	—
Other segment items (6)	12,796	264	(11)
Segment profit (loss) before provision for income taxes	184,121	8,717	(28,220)
Provision for income taxes	36,794	1,830	(6,001)
Segment profit (loss)	$147,327	$6,887	$(22,219)	$131,995

Reconciliation of segment (loss) profit
Preferred stock dividends				(7,594)
Net income available to common shareholders				$124,401

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $6.3 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $8.6 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Nine Months Ended September 30, 2024:
Interest and dividend income	$612,055	$—	$—
Less: Interest expense (1)	245,111	3,055	12,188
Net interest income	366,944	(3,055)	(12,188)
Less: Provision for credit losses	19,352	—	—
Net interest income after provision for credit losses	347,592	(3,055)	(12,188)
Non-interest income:
Trust fees	—	16,854	—
WesMark fees	—	6,048	—
Service charges on deposits	21,841	—	—
Digital banking income	14,828	—	—
Net swap fee and valuation income	2,712	—	—
Net securities brokerage revenue	7,808	—	—
Net insurance services revenue	2,720	—	—
Bank-owned life insurance	7,032	—	—
Payment processing fees	2,659	—	—
Net securities gains	1,347	—	—
Net gain on other real estate owned and other assets	(51)	—	—
Mortgage banking income	3,042	—	—
Other income	4,756	—	—
Total revenues	$416,286	$19,847	$(12,188)	$423,945

Less (2):
Salaries and wages	126,395	5,484	—
Employee benefits	32,915	1,369	—
Net occupancy (3)	18,993	165	—
Equipment and software (4)	30,596	26	—
Miscellaneous taxes	9,398	5	—
Professional services	8,643	355	5,283
Marketing	7,189	44	—
FDIC insurance	10,576	—	—
Supplies	4,381	95	—
Telecommunications	3,678	—	—
General administration	4,303	96	169
Merger-related and restructuring	3,830	—	1,925
Amortization of intangibles	6,073	144	—
Corporate overhead expenses (5)	—	4,315	—
Other segment items (6)	14,208	152	(37)
Segment profit (loss) before provision for income taxes	135,108	7,597	(19,528)
Provision for income taxes	23,957	1,595	(4,256)
Segment profit (loss)	$111,151	$6,002	$(15,272)	$101,881

Reconciliation of segment profit (loss)
Preferred stock dividends				(7,594)
Net income available to common shareholders				$94,287

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $5.2 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $7.0 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and nine months ended September 30, 2025. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2024 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”) including Wesbanco's Form 10-Q for the quarters ending March 31, 2025 and June 30, 2025, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A and in Part II, Item 1A of this Form 10-Q. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the expected cost savings and any revenue synergies from the merger of Wesbanco and PFC may not be fully realized within the expected timeframes; disruption from the merger of Wesbanco and PFC may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 251 branches and 267 ATMs in West Virginia, Ohio, western Pennsylvania, Kentucky, Indiana, Michigan and Maryland, offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

ACQUISITION

On February 28, 2025, Wesbanco completed its acquisition of PFC, a bank holding company headquartered in Defiance, OH. For additional information regarding the acquisition, see Note 2, “Mergers and Acquisitions."

FINANCIAL CENTER OPTIMIZATION STRATEGY

Wesbanco’s mission is to deliver financial solutions that empower our customers for success, and that starts with optimizing our financial center network to ensure it reflects where and how our customers want to bank. In addition to closures, this strategy also includes refreshing existing locations, opening new banking centers in select locations within our existing footprint, and continuing to enhance our digital banking offerings. After a careful review of numerous factors, Wesbanco has made the decision to close 27 locations across its legacy markets, a similar number to those closed during the last three years. Based on customer migration to digital channels and proximity to existing centers, deposit attrition is anticipated to be minimal. Net pre-tax savings of approximately $6 million are expected to be phased-in during the first half of 2026. Wesbanco anticipates incurring total non-recurring restructuring charges of approximately $8 million due to the disposition of assets, lease terminations, severance, and other costs associated with the closures, with approximately $7 million recognized during the third quarter. These closures, which are expected to be completed during January 2026, do not include any locations from Wesbanco’s acquisition of PFC.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2025 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2024 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Wesbanco reported net income available to common shareholders for the third quarter of 2025 of $81.0 million or $0.84 per diluted share, compared to net income of $34.7 million or $0.54 per diluted share, for the third quarter of 2024. As noted in the following table, net income available to common shareholders, excluding after-tax restructuring and merger-related expenses for the three months ended September 30, 2025, was $90.0 million or $0.94 per diluted share, as compared to $36.3 million or $0.56 per diluted share in the prior year's third quarter (non-GAAP measures). On a similar basis and also excluding the after-tax day one provision for credit losses on acquired loans, Wesbanco reported $228.6 million or $2.55 per diluted share, for the nine months ended September 30, 2025, as compared to $98.8 million or $1.61 per diluted share for the nine months ended September 30, 2024 (non-GAAP measures).

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (GAAP)	$81,042	$0.84	$34,741	$0.54	$124,401	$1.39	$94,287	$1.54
Add: After-tax day one provision for credit losses on acquired loans	—	—	—	—	46,926	0.53	—	—
Add: After-tax restructuring and merger-related expenses	8,993	0.10	1,562	0.02	57,235	0.63	4,546	0.07
Adjusted net income available to common shareholders (Non-GAAP)(1)	$90,035	$0.94	$36,303	$0.56	$228,562	$2.55	$98,833	$1.61
(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income increased $95.6 million or 78.9% in the third quarter of 2025 compared to the same quarter of 2024, reflecting the impact of a larger balance sheet from the PFC acquisition, organic loan growth, higher loan and securities yields, lower FHLB borrowing costs and purchase accounting accretion from acquisitions. The yield on earning assets increased by a total of 39 basis points while the cost of interest bearing liabilities decreased by 42 basis points from the third quarter of 2024 to the third quarter of 2025. Average loan balances increased by 53.7% from the third quarter of 2024, mainly attributable to the PFC acquisition and organic commercial loan growth, while average securities increased by 28.4% over the same time period. Average deposits increased 55.7% over the same time period as a result of the PFC acquisition and deposit gathering and retention efforts by the retail and commercial teams producing organic deposit growth.

Loan growth and adjustments in regional macroeconomic factors and loan concentrations resulted in a total provision for credit losses of $2.1 million in the third quarter of 2025, as compared to a provision of $4.8 million in the third quarter of 2024. Annualized net loan charge-offs, as a percentage of average portfolio loans, were 0.19% and 0.05% for the third quarters of 2025 and 2024, respectively.

For the third quarter of 2025, non-interest income increased $15.3 million, or 51.5% compared to the third quarter of 2024, due primarily to the acquisition of PFC. Service charges on deposits increased $3.2 million year-over-year, reflecting the addition of PFC, fee income from new products and services and treasury management, and increased general consumer spending. Digital banking fees increased $2.2 million from higher volumes primarily associated with our larger customer base. Reflecting record asset levels, trust fees and net securities brokerage revenue increased $1.5 million and $0.3 million, respectively, due to the addition of PFC wealth clients, market value appreciation, and organic growth. Bank-owned life insurance increased $1.6 million year-over-year due to the addition of PFC. Gross swap fees were $3.2 million in the third quarter, compared to $1.1 million in the prior year period, while fair value adjustments were a negligible gain as compared to negative adjustment of $1.7 million, respectively. For the nine months ended September 30, 2025, non-interest income increased $31.9 million, or 34.8%, year-over-year to $123.5 million for the same reasons as that for the three months ended, as well as increases in mortgage banking income. Mortgage banking income increased due to an approximate 30% year-over-year increase in residential mortgage originations primarily related to our larger customer base.

Non-interest expense, excluding restructuring and merger-related costs, for the three months ended September 30, 2025 was $144.8 million, a $45.6 million, or 46.0%, increase year-over-year primarily due to the addition of the PFC expense base associated with approximately 900 employees and 73 financial centers. Salaries and wages of $60.6 million and employee benefits expense of $18.0 million increased due to higher staffing levels and higher health insurance costs. Amortization of intangible assets of $8.4 million increased $6.4 million year-over-year due to the core deposit intangible asset that was created from the acquisition of PFC. Restructuring and merger-related expenses of $11.4 million are related to costs associated with the financial center optimization and merger-related expenses associated with the PFC merger. Excluding restructuring and merger-related expenses, non-interest expense during the first nine months of 2025 of $404.2 million increased $109.2 million, or 37.0%, compared to the prior year period, due primarily to the expenses described above. Equipment and software expense of $46.5 million reflects the addition of PFC and the additional cost of operating two core systems until the conversion to one platform in mid-May. FDIC insurance expense of $15.5 million increased due to the larger asset size post-acquisition.

For the first nine months of 2025, the effective tax rate was 19.8% as compared to 17.3% for the first nine months of 2024, and the provision for income taxes increased from $21.3 million for the first nine months of 2024 to $32.6 million for the first nine months of 2025. These changes were the result of increased pretax income in 2025 as compared to 2024.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2025	2024	2025	2024
Net interest income	$216,716	$121,142	$592,004	$351,701
Taxable equivalent adjustment to net interest income	1,247	1,196	3,678	3,626
Net interest income, fully taxable equivalent	$217,963	$122,338	$595,682	$355,327
Net interest spread, non-taxable equivalent	2.77%	1.95%	2.73%	1.96%
Benefit of net non-interest bearing liabilities	0.74%	0.97%	0.75%	0.95%
Net interest margin	3.51%	2.92%	3.48%	2.91%
Taxable equivalent adjustment	0.02%	0.03%	0.02%	0.03%
Net interest margin, fully taxable equivalent	3.53%	2.95%	3.50%	2.94%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $129.2 million or 60.4% in the third quarter of 2025 compared to the third quarter of 2024. The increase is primarily due to an increase in average loans of 53.7% in the third quarter of 2025 as compared to the third quarter of 2024, due to the acquisition of PFC, strong new organic loan growth, strategic loan production offices and lender hiring initiatives. Total average deposits increased by $7.6 billion or 55.7% in the third quarter of 2025 as compared to the third quarter of 2024. The cost of interest bearing deposits decreased by 29 basis points and the cost of total interest bearing liabilities decreased by 42 basis points from the third quarter of 2024 to the third quarter of 2025. The decrease in the cost is primarily due to rate decreases for interest bearing deposits in response to the general decrease in overall deposit rates in the marketplace as well as purchase accounting accretion on certificates of deposit.

Interest income increased $129.2 million or 60.4% in the third quarter of 2025 compared to the same period of 2024. Average loan balances increased $6.6 billion or 53.7% in the third quarter of 2025 compared to the third quarter of 2024, while loan yields increased by 24 basis points during this same period to 6.17% due to the previously mentioned acquisition of PFC and accompanying loan growth of higher yielding loans. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the third quarter of 2025, average loans represented 77.6% of average earning assets, an increase from 75.1% in the third quarter of 2024. Average total securities balances increased $1.0 billion or 28.4% from the third quarter of 2024 and represented 18.9% of total earning assets in the third quarter of 2025. Taxable securities yields, which are the highest yields within total securities, increased by 75 basis points in the third quarter of 2025 from the third quarter of 2024. Tax-exempt securities yields increased 17 basis points from the third quarter of 2024.

Interest expense increased $33.6 million in the third quarter of 2025 as compared to the same period in 2024, due primarily to the acquisition of PFC. The cost of interest bearing liabilities decreased by 42 basis points from the third quarter of 2024 to 2.79% in the third quarter of 2025. Average interest bearing deposits increased $6.1 billion or 62.4% from the third quarter of 2024. The rate on interest bearing deposits decreased 29 basis points to 2.56% from the third quarter of 2024. Average non-interest bearing demand deposit balances increased from the third quarter of 2024 to the third quarter of 2025 by $1.5 billion or 38.6%, and were 24.9% of total average deposits at September 30, 2025, compared to 28.0% at September 30, 2024, due to the PFC acquisition and reflecting customers' preferences in the current interest rate environment. For the third quarter of 2025, Wesbanco's average loans to average deposits ratio was 89.4%, reflecting additional capacity to lend. The average balance of FHLB borrowings increased $244.0 million from the third quarter of 2024 to the third quarter of 2025. The average balance of repurchase agreements and subordinated and junior subordinated debt balances increased $67.1 million from the third quarter of 2024 to the third quarter of 2025.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$761,410	4.90%	$435,417	5.64%	$704,757	4.81%	$388,064	5.65%
Loans, net of unearned income (1)	18,990,507	6.17%	12,355,547	5.93%	17,553,879	6.12%	12,057,841	5.83%
Securities: (2)
Taxable	3,901,533	3.20%	2,863,374	2.45%	3,679,815	3.08%	2,885,072	2.41%
Tax-exempt (3)	733,493	3.21%	745,517	3.04%	732,823	3.20%	752,795	3.06%
Total securities	4,635,026	3.20%	3,608,891	2.57%	4,412,638	3.10%	3,637,867	2.54%
Other earning assets	77,308	9.40%	63,187	7.51%	75,338	8.04%	60,073	7.68%
Total earning assets (3)	24,464,251	5.58%	16,463,042	5.19%	22,746,612	5.50%	16,143,845	5.09%
Other assets	2,955,475		1,832,541		2,710,747		1,820,755
Total Assets	$27,419,726		$18,295,583		$25,457,359		$17,964,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$4,963,468	2.51%	$3,624,061	3.09%	$4,676,955	2.61%	$3,551,076	3.03%
Money market accounts	4,905,387	3.09%	2,295,192	3.40%	4,322,300	2.96%	2,203,768	3.28%
Savings deposits	3,152,927	1.21%	2,403,806	1.36%	2,962,302	1.16%	2,442,015	1.30%
Certificates of deposit	2,928,961	3.19%	1,500,816	3.79%	2,694,587	3.15%	1,388,115	3.51%
Total interest bearing deposits	15,950,743	2.56%	9,823,875	2.85%	14,656,144	2.52%	9,584,974	2.72%
Federal Home Loan Bank borrowings	1,500,272	4.58%	1,256,250	5.43%	1,419,571	4.43%	1,228,832	5.48%
Repurchase agreements	110,452	2.75%	122,159	3.56%	130,592	2.77%	107,565	3.31%
Subordinated debt and junior subordinated debt	358,007	5.91%	279,218	5.80%	340,425	5.80%	279,160	5.83%
Total interest bearing liabilities (4)	17,919,474	2.79%	11,481,502	3.21%	16,546,732	2.75%	11,200,531	3.10%
Non-interest bearing demand deposits	5,289,568		3,817,184		4,975,638		3,878,063
Other liabilities	312,542		281,436		309,656		284,172
Shareholders’ equity	3,898,142		2,715,461		3,625,333		2,601,834
Total Liabilities and Shareholders’ Equity	$27,419,726		$18,295,583		$25,457,359		$17,964,600
Taxable equivalent net interest spread		2.79%		1.98%		2.75%		1.99%
Taxable equivalent net interest margin		3.53%		2.95%		3.50%		2.94%

(1)
Gross of the allowance for credit losses, net of unearned income and includes non-accrual loans and loans held for sale. Loan fees included in interest income on loans were $1.4 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and were $5.5 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $16.0 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and was $39.3 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $1.7 million and $7 thousand for the three months ended September 30, 2025 and 2024, respectively, and was $9.6 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
	Compared to September 30, 2024			Compared to September 30, 2024
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$4,111	$(887)	$3,224	$11,702	$(2,784)	$8,918
Loans, net of unearned income	102,913	8,354	111,267	250,592	26,852	277,444
Taxable securities	7,467	6,365	13,832	16,304	16,509	32,813
Tax-exempt securities (1)	(93)	338	245	(466)	715	249
Other earning assets	298	342	640	912	161	1,073
Total interest income change (1)	114,696	14,512	129,208	279,044	41,453	320,497
Increase (decrease) in interest expense:
Interest bearing demand deposits	9,111	(5,899)	3,212	23,063	(12,585)	10,478
Money market accounts	20,491	(1,851)	18,640	47,378	(5,872)	41,506
Savings deposits	2,355	(1,024)	1,331	4,696	(2,886)	1,810
Certificates of deposit	11,780	(2,510)	9,270	31,165	(4,125)	27,040
Federal Home Loan Bank borrowings	3,045	(2,855)	190	7,149	(10,467)	(3,318)
Repurchase agreements	(98)	(228)	(326)	517	(476)	41
Subordinated debt and junior subordinated debt	1,172	94	1,266	2,659	(74)	2,585
Total interest expense change	47,856	(14,273)	33,583	116,627	(36,485)	80,142
Net interest income change (1)	$66,840	$28,785	$95,625	$162,417	$77,938	$240,355

(1)
Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. For the nine months ended September 30, 2025, Wesbanco recorded a provision for credit losses of $74.2 million, which was an increase of $54.8 million, compared to the provision for credit losses of $19.4 million recorded for the nine months ended September 30, 2024, primarily due to the $59.4 million in initial provision expense recorded for the PFC acquired loans. As compared to the same period in the prior year, the increase in provision for credit losses for the nine months ended September 30, 2025, outside of the initial provision expense recorded for the PFC non-PCD acquired loans, primarily reflects an increase in the reserve for individually evaluated loans, the impact of continued uncertainty in the economic outlook on certain commercial portfolios, and an increase in the Bank’s percentage of criticized and classified loans.

Non-performing loans were 0.50% of total portfolio loans as of September 30, 2025, increasing from 0.24% of total portfolio loans at September 30, 2024. Criticized and classified loans were 3.22% of total portfolio loans as of September 30, 2025, increasing from 2.36% as of September 30, 2024, due to downgrades within the loan portfolio. Past due loans at September 30, 2025 were 0.53% of total portfolio loans, compared to 0.44% at September 30, 2024. Annualized net loan charge-offs were 0.12% for the nine months ended September 30, 2025, compared to 0.11% for the nine months ended September 30, 2024. Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Trust fees	$8,987	$7,517	$1,470	19.6	$27,342	$22,902	$4,440	19.4
Service charges on deposits	11,163	7,945	3,218	40.5	30,233	21,841	8,392	38.4
Digital banking income	7,324	5,084	2,240	44.1	20,053	14,828	5,225	35.2
Net swap fee and valuation income	3,231	(627)	3,858	615.3	4,937	2,712	2,225	82.0
Net securities brokerage revenue	2,961	2,659	302	11.4	9,010	7,808	1,202	15.4
Bank-owned life insurance	3,765	2,173	1,592	73.3	10,643	7,032	3,611	51.4
Net securities gains	1,210	675	535	79.3	2,302	1,347	955	70.9
Mortgage banking income	1,898	1,280	618	48.3	5,402	3,042	2,360	77.6
Net insurance services revenue	929	796	133	16.7	2,999	2,720	279	10.3
Payment processing fees	844	925	(81)	(8.8)	2,539	2,659	(120)	(4.5)
Net gain (loss) on other real estate owned and other assets	329	(239)	568	237.7	400	(51)	451	884.3
Other	2,223	1,424	799	56.1	7,626	4,756	2,870	60.3
Total non-interest income	$44,864	$29,612	$15,252	51.5	$123,486	$91,596	$31,890	34.8

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 17.2% of total revenue for the three months ended September 30, 2025. Wesbanco offers its customers a wide range of retail, commercial, investment and digital banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the third quarter of 2025, non-interest income increased $15.3 million or 51.5% compared to the third quarter of 2024, primarily due to a $3.9 million increase in net swap fee and valuation income, a $3.2 million increase in service charges on deposits, a $2.2 million increase in digital banking income, a $1.6 million increase in bank-owned life insurance, a $1.5 million increase in trust fees, a $0.8 million increase in other income, and a $0.6 million increase in mortgage banking income.

Trust fees increased $1.5 million or 19.6% compared to the third quarter of 2024, due to the addition of PFC wealth clients, market value appreciation, and organic growth. Total trust assets were $7.7 billion as of September 30, 2025 as compared to $6.1 billion at September 30, 2024. As of September 30, 2025, trust assets include managed assets of $6.0 billion and non-managed (custodial) assets of $1.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.9 billion as of September 30, 2025 and September 30, 2024, and are included in managed assets. Trust fees increased $4.4 million or 19.4% in the first nine months of 2025 as compared to the first nine months of 2024 for similar reasons as that for the three months ended.

Service charges on deposits increased $3.2 million or 40.5% in the third quarter of 2025 compared to the third quarter of 2024, due to the addition of PFC, fee income from new products and services, including treasury management services, and increased general consumer spending. Service charges on deposits increased $8.4 million or 38.4% in the first nine months of 2025 as compared to the same period in 2024 for similar reason as that for the three months ended.

Digital banking income increased $2.2 million or 44.1% in the third quarter of 2025 compared to the third quarter of 2024, due to higher volumes primarily associated with our larger customer base. Digital banking income increased $5.2 million or 35.2% in the first nine months of 2025 as compared to the same period in 2024 for similar reason as that for the three months ended.

Net swap fee and valuation income, which includes fair value adjustments, increased $3.9 million in the third quarter of 2025 compared to the third quarter of 2024, mostly due to an increase in swap fee income from the execution or renewal of new swaps. For the three months ended September 30, 2025, new swaps executed of $289.1 million in notional principal resulted in $3.2 million of fee income as compared to new swaps executed of $72.8 million in notional principal, resulting in $1.1 million of fee income for the three months ended September 30, 2024. Fair value adjustments on existing swaps for the three months ended September 30, 2025 were immaterial compared to negative $1.7 million for the three months ended September 30, 2024. For the first nine months of 2025, net swap fee and valuation income increased by $2.2 million or 82.0% from the first nine months of 2024. During this time period, new swap fee income increased by $3.0 million, but was partially offset by a $0.8 million decrease in fair value adjustments on existing swaps.

Bank-owned life insurance increased $1.6 million or 73.3% in the third quarter of 2025 compared to the third quarter of 2024, due to the addition of PFC. Bank-owned life insurance increased $3.6 million or 51.4% in the first nine months of 2025 as compared to the same period in 2024 for similar reasons as that for the three months ended.

Mortgage banking income increased $0.6 million or 48.3% in the third quarter of 2025 compared to the third quarter of 2024, due to an approximate 30% year-over-year increase in residential mortgage originations related to seasonality and our larger customer base. For the third quarter of 2025, total mortgage production was $244.0 million, which increased by 45.9% from the third quarter of 2024. For the three months ended September 30, 2025, $126.2 million in mortgages were sold into the secondary market as compared to $84.9 million in the comparable 2024 period. Included in mortgage banking income above is a loss of $0.6 million from the fair value adjustments on mortgage loan commitments and related derivatives for both the three months ended September 30, 2025 and 2024. Mortgage banking income increased by $2.4 million or 77.6% from the first nine months of 2025 to the first nine months of 2024 for similar reasons as that for the three months ended.

Other income increased $0.8 million or 56.1% in the third quarter of 2025 compared to the third quarter of 2024, due primarily to an increase in credit card income and all other fees. Other income increased $2.9 million or 60.3% in the first nine months of 2025 as compared to the same period in 2024 due to similar reasons as that for the three months ended.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(unaudited, dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and wages	$60,583	$44,890	$15,693	35.0	$169,314	$131,879	$37,435	28.4
Employee benefits	18,040	11,522	6,518	56.6	49,867	34,284	15,583	45.5
Net occupancy	8,819	6,226	2,593	41.6	24,716	19,158	5,558	29.0
Equipment and software	16,310	10,157	6,153	60.6	46,500	30,622	15,878	51.9
Marketing	2,979	2,977	2	0.1	7,225	7,233	(8)	(0.1)
FDIC insurance	5,820	3,604	2,216	61.5	15,487	10,576	4,911	46.4
Amortization of intangible assets	8,425	2,053	6,372	310.4	21,853	6,217	15,636	251.5
Restructuring and merger-related expenses	11,383	1,977	9,406	475.8	72,449	5,755	66,694	NM
Professional fees	6,802	4,686	2,116	45.2	19,055	14,281	4,774	33.4
Franchise and other miscellaneous taxes	4,934	3,164	1,770	55.9	14,229	9,403	4,826	51.3
ATM and electronic banking interchange expenses	1,524	1,531	(7)	(0.5)	3,909	4,548	(639)	(14.1)
Communications	1,533	1,106	427	38.6	4,284	3,678	606	16.5
Other real estate owned and foreclosure expenses	28	98	(70)	(71.4)	345	284	61	21.5
Postage, supplies and other	9,008	7,192	1,816	25.3	27,456	22,850	4,606	20.2
Total non-interest expense	$156,188	$101,183	$55,005	54.4	$476,689	$300,768	$175,921	58.5

NM = Not Meaningful

Non-interest expense in the third quarter of 2025 increased $55.0 million or 54.4% as compared to the same quarter in 2024, principally from a $15.7 million increase in salaries and wages, a $9.4 million increase in restructuring and merger-related expenses, a $6.5 million increase in employee benefits, a $6.4 million increase in amortization of intangible assets, a $6.2 million increase in equipment and software expense, a $2.6 million increase in net occupancy, a $2.2 million increase in FDIC insurance, and a $2.1 million increase in professional fees.

Salaries and wages increased $15.7 million or 35.0% in the third quarter of 2025 as compared to the third quarter of 2024 mostly due to an increase from the incorporation of approximately 900 PFC employees. Salaries and wages increased $37.4 million or 28.4% in the first nine months of 2025 as compared to the first nine months of 2024 due to similar reasons as that for the three months ended.

Employee benefits increased $6.5 million or 56.6% in the third quarter of 2025 as compared to the third quarter of 2024 due to higher staffing levels and higher health insurance costs. Similarly, employee benefits expense increased $15.6 million or 45.5% in the first nine months of 2025 as compared to the first nine months of 2024.

Net occupancy increased $2.6 million or 41.7% in the third quarter of 2025 as compared to the third quarter of 2024 due to an increase in general building maintenance, lease payments, utilities, and depreciation primarily from the acquisition of PFC which added 73 branches. Similarly, net occupancy increased $5.6 million or 29.0% in the first nine months of 2025 as compared to the first nine months of 2024.

Equipment and software costs increased $6.2 million or 60.6% in the third quarter of 2025 as compared to the third quarter of 2024, due primarily to continued improvements made in automating and enhancing processes as well as increases in volume based costs attributable to a larger customer base following the PFC acquisition. Similarly, equipment and software costs increased $15.9 million or 51.9% in the first nine months of 2025 as compared to the first nine months of 2024 due to the addition of PFC and the additional cost of operating two core systems until the conversion to one platform in mid-May.

FDIC insurance increased $2.2 million or 61.5% in the third quarter of 2025 as compared to the third quarter of 2024 due to our larger asset size from the PFC acquisition. Similarly, FDIC insurance increased $4.9 million or 46.4% in the first nine months of 2025 as compared to the first nine months of 2024.

Amortization of intangible assets increased $6.4 million in the third quarter of 2025 as compared to the third quarter of 2024 due to the core deposit intangible asset and the trust relationship intangible asset that was created from the acquisition of PFC. Similarly, amortization of intangible assets increased $15.6 million in the first nine months of 2025 as compared to the first nine months of 2024.

Restructuring and merger-related expenses increased $9.4 million in the third quarter of 2025 as compared to the third quarter of 2024, primarily due to costs associated with the previously mentioned financial center optimization and to a lesser extent, additional expenses incurred for the acquisition of PFC. For the nine months ended September 30, 2025, restructuring and merger-related expenses increased $66.7 million from the same period in 2024 due primarily to expenses incurred for the acquisition of PFC.

Professional fees increased $2.1 million or 45.2% in the third quarter of 2025 as compared to the third quarter of 2024, due to increases in legal fees, other professional fees, consulting fees, swap fee expense, and consumer loan, retail loan, and business loan origination fees, generally resulting from higher volumes due to the acquisition of PFC. Similarly, professional fees increased $4.8 million or 33.4% in the first nine months of 2025 as compared to the first nine months of 2024.

INCOME TAXES

On July 4, 2025, new tax legislation referred to as the One Big Beautiful Bill Act ("OBBBA") was enacted into law by the federal government. The tax provisions of the OBBBA did not have a material impact on Wesbanco's income tax expense. The provision for income taxes was $19.7 million for the three months ended September 30, 2025, as compared to a provision of $7.5 million for the three months ended September 30, 2024. The increase in the provision for income taxes is due to pretax income for the three months ended September 30, 2025, exceeding that for the three months ended September 30, 2024 by $58.5 million. For similar reasons, the provision for income taxes for the nine months ended September 30, 2025, was $32.6 million, which increased $11.3 million from the $21.3 million provision for the nine months ended September 30, 2024.

FINANCIAL CONDITION

Total assets increased 47.3%, while shareholders' equity increased 47.5% at September 30, 2025 as compared to December 31, 2024. Total securities increased $1.0 billion or 30.4% from December 31, 2024, to September 30, 2025, as a result of the PFC acquisition. In addition, approximately $775 million of lower coupon or variable rate PFC securities were sold and replaced with approximately $475 million of longer-term, higher coupon fixed rate securities. Total portfolio loans were $18.9 billion, which increased $6.3 billion or 49.6% since December 31, 2024, driven by acquired PFC loans of $5.9 billion and organic growth of $0.6 billion, stemming from the commercial teams. Deposits increased $7.2 billion or 50.6% from December 31, 2024, reflecting the addition of $6.9 billion of PFC deposits, which included $1.3 billion in certificates of deposit. At September 30, 2025, total demand deposits represented 48% of total deposits, with the non interest-bearing component representing 25%. Total FHLB borrowings increased $275.0 million or 27.5% during the first nine months of 2025, due to the addition of borrowings from PFC and normal liquidity needs. Shareholders' equity increased $1.3 billion or 47.5% from December 31, 2024, to September 30, 2025 due primarily to the capital impact of the acquisition of PFC, the issuance of preferred stock totaling $0.2 billion, and a decrease in accumulated other comprehensive loss.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	September 30,	December 31,
(unaudited, dollars in thousands)	2025	2024	Change ($)	Change (%)
Equity securities (at fair value)	$30,374	$13,427	$16,947	126.2
Available-for-sale debt securities (at fair value)
U.S. Treasury	195,916	146,113	49,803	34.1
U.S. Government sponsored entities and agencies	220,290	194,242	26,048	13.4
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,500,825	1,593,441	907,384	56.9
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	142,837	231,782	(88,945)	(38.4)
Asset backed securities	70,760	—	70,760	100.0
Obligations of states and political subdivisions	77,228	68,620	8,608	12.5
Corporate debt securities	60,160	11,874	48,286	406.7
Total available-for-sale debt securities	$3,268,016	$2,246,072	$1,021,944	45.5
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$2,559	$2,988	$(429)	(14.4)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	28,369	32,803	(4,434)	(13.5)
Obligations of states and political subdivisions	1,109,543	1,098,957	10,586	1.0
Corporate debt securities	10,049	18,158	(8,109)	(44.7)
Total held-to-maturity debt securities	1,150,520	1,152,906	(2,386)	(0.2)
Total securities	$4,448,910	$3,412,405	$1,036,505	30.4
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	3.41%	2.54%
As a % of total securities	74.1%	66.2%
Weighted average life (in years)	5.5	6.2
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.04%	2.96%
As a % of total securities	25.9%	33.8%
Weighted average life (in years)	7.5	8.4
Total securities:
Weighted average yield at the respective period end (2)	3.32%	2.67%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	6.0	6.9

(1)
At September 30, 2025 and December 31, 2024, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased by $1.0 billion or 30.4% from December 31, 2024 to September 30, 2025. Through the first nine months of the year, the available-for-sale portfolio increased by $1.0 billion or 45.5%, primarily due to $1.2 billion in securities acquired in the PFC acquisition and $1.1 billion in purchases, offset by $876.9 million in sales, $431.0 million in paydowns, maturities and calls and a decrease of $92.7 million in unrealized losses. The held-to-maturity portfolio decreased by $2.4 million or 0.2% due primarily to maturities and calls of municipal securities. The weighted average yield of the portfolio increased 65 basis points from 2.67% at December 31, 2024 to 3.32% at September 30, 2025, primarily due to the acquired PFC securities at higher yields and purchases at current higher market rates.

Total gross unrealized securities losses decreased $115.8 million from $441.7 million at December 31, 2024 to $325.9 million at September 30, 2025. The decrease in unrealized losses from December 31, 2024 was due to a decrease in market rates in 2025 to date, causing market prices to increase. Wesbanco believes that none of the unrealized losses on available-for-sale securities at September 30, 2025 require an allowance for credit losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of September 30, 2025 and December 31, 2024 were $153.4 million and $223.8 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $108.0 million at September 30, 2025, compared to $146.1 million at December 31, 2024. With approximately 25% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.3 million and $8.4 million as of September 30, 2025 and December 31, 2024, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

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

TABLE 7. COMPOSITION OF LOANS (1)

	September 30, 2025		December 31, 2024
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$1,826,642	9.6	$1,352,083	10.7
Improved property	8,928,728	46.9	5,974,598	47.1
Total commercial real estate	10,755,370	56.5	7,326,681	57.8
Commercial and industrial	2,771,906	14.5	1,787,277	14.1
Residential real estate	3,928,469	20.6	2,520,086	19.9
Home equity	1,091,636	5.7	821,110	6.5
Consumer	384,693	2.0	201,275	1.6
Total portfolio loans	18,932,074	99.3	12,656,429	99.9
Loans held for sale	125,971	0.7	18,695	0.1
Total loans	$19,058,045	100.0	$12,675,124	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $6.3 billion or 49.6% from December 31, 2024, and have increased $6.5 billion or 52.0% over the past twelve months. While most of the increase is due to the PFC acquisition, with attributable portfolio loans totaling $5.9 billion as of September 30, 2025, organic growth has occurred as well. Excluding PFC loans at acquisition, organic loans increased $0.4 billion or 2.9% since December 31, 2024 and $0.6 billion or 4.6% year-over-year. Originations for loans continue to outpace repayments, leading to organic growth in several loan categories over the past twelve months, including 14.1% in home equity lines of credit, 12.9% in commercial real estate ("CRE") land and construction loans, 6.2% in CRE improved property and 2.9% in commercial and industrial. Organic residential real estate has decreased slightly at 1.5%, while consumer loans have decreased 38.4%.

Total loan commitments of $6.4 billion, including loans approved but not closed, increased $1.7 billion or 35.2% from December 31, 2024 due primarily to increased lines of credit from the PFC acquisition. The average line utilization percentage for the commercial portfolio was 38.3% for the three months ended September 30, 2025 compared to 35.2% for the three months ended December 31, 2024.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors. The breakdown for all CRE – improved property is 29% owner-occupied and 71% investor-owned. The Bank has instituted additional monitoring of the office building portfolio, as remote work has put pressure on the need for dedicated office space in certain markets. The office portfolio breakdown within CRE – improved property is 35% owner-occupied and 65% investor-owned. Investor-owned office buildings represent 3.0% of the total loan portfolio.

Loans held for sale at both September 30, 2025 and December 31, 2024 include originated residential mortgages that are committed to be sold into the secondary market and also include residential construction loans as of September 30, 2025. Loans held for sale were $126.0 million at September 30, 2025, an increase of $107.3 million from December 31, 2024.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans, other real estate acquired through or in lieu of foreclosure, bank premises held for sale, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 8. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	September 30, 2025	December 31, 2024
Non-performing loans:
Commercial real estate - land and construction	$1,688	$—
Commercial real estate - improved property	31,855	19,036
Commercial and industrial	21,299	1,897
Residential real estate	29,810	12,524
Home equity	8,217	6,208
Consumer	1,594	87
Total non-performing loans	$94,463	$39,752
Other real estate owned and repossessed assets	997	852
Total non-performing assets	$95,460	$40,604
Non-performing loans/total portfolio loans	0.50%	0.31%
Non-performing assets/total assets	0.35%	0.22%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.50%	0.32%

Non-performing loans consist only of non-accrual loans. Non-performing loans increased $54.7 million or 137.6% from December 31, 2024. (Please see the Notes to the Consolidated Financial Statements for additional discussion).

The following table presents past due and accruing loans excluding non-accruals:

TABLE 9. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUALS

(unaudited, dollars in thousands)	September 30, 2025	December 31, 2024
Loans past due 90 days or more:
Commercial real estate - land and construction	$2,670	$—
Commercial real estate - improved property	2,641	5,561
Commercial and industrial	1,170	3,498
Residential real estate	9,754	2,489
Home equity	1,890	1,150
Consumer	1,305	857
Total loans past due 90 days or more	19,430	13,555
Loans past due 30 to 89 days:
Commercial real estate - land and construction	1,782	832
Commercial real estate - improved property	16,971	15,648
Commercial and industrial	22,800	9,695
Residential real estate	16,976	4,394
Home equity	14,063	10,062
Consumer	7,741	5,296
Total loans past due 30 to 89 days	80,333	45,927
Total loans 30 days or more past due	$99,763	$59,482
Loans past due 90 days or more and accruing to total portfolio loans	0.10%	0.11%
Loans past due 30-89 days and accruing to total portfolio loans	0.42%	0.36%

Loans past due 30 days or more and accruing interest, excluding non-accruals, increased $40.3 million or 67.7% and represented 0.53% of total portfolio loans, compared to 0.47% of total portfolio loans at December 31, 2024. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due increased $5.9 million and represented 0.10% of total portfolio loans at September 30, 2025 as compared to 0.11% at December 31, 2024.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of September 30, 2025, the total allowance for credit losses – loans and commitments was $225.3 million, of which $217.7 million related to loans and $7.6 million related to loan commitments. The allowance for credit losses – loans was 1.15% of total portfolio loans as of September 30, 2025, compared to 1.10% as of December 31, 2024. The allowance for credit losses – loans individually-evaluated increased $7.1 million from December 31, 2024 to September 30, 2025. At September 30, 2025, the population of individually-evaluated loans consisted of eight relationships, with a total outstanding loan balance of $56.7 million. The allowance for loans collectively-evaluated increased from December 31, 2024 to September 30, 2025 by $71.8 million, primarily due to the total allowance for credit losses related to the PFC acquisition. As of September 30, 2025, PCD loans from the PFC acquisition accounted for $8.3 million of the allowance for loans collectively-evaluated. The allowance for credit losses- loan commitments was $7.6 million at September 30, 2025 as compared to $6.1 million as of December 31, 2024, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under the current expected credit losses ("CECL") methodology is calculated utilizing the probability of default (“PD”) divided by the loss given default (“LGD”), which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. For the calculation as of September 30, 2025, the forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.7% and subsequently increase to an average of 5.3% over the remainder of the forecast period. From December 31, 2024 to September 30, 2025, the allowance for credit losses – loans increased by $78.9 million. The increase was primarily driven by the PFC acquisition. Additional factors which contributed to the increase include quarterly changes to the economic drivers of the quantitative model, including changes to the portfolio mix.

Criticized and classified loans were 3.22% of total portfolio loans, or $609.0 million, at September 30, 2025, increasing from 2.80% of total portfolio loans, or $354.7 million, at December 31, 2024. See Note 5, “Loans and the Allowance for Credit Losses” for more information.

Table 10 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 10. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	September 30, 2025	Percent of Total	December 31, 2024	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$10,468	4.6	$8,411	5.8
Commercial real estate - improved property	95,879	42.6	59,828	41.3
Commercial and industrial	64,331	28.6	42,398	29.3
Residential real estate	33,005	14.6	21,790	15.0
Home equity	2,248	1.0	1,235	0.9
Consumer	9,601	4.3	3,391	2.3
Deposit account overdrafts	2,134	0.9	1,713	1.2
Total allowance for credit losses - loans	$217,666	96.6	$138,766	95.8
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$5,251	2.4	$5,105	3.5
Commercial real estate - improved property	—	—	—	—
Commercial and industrial	1,434	0.6	—	—
Residential real estate	933	0.4	1,015	0.7
Home equity	—	—	—	—
Consumer	10	—	—	—
Total allowance for credit losses - loan commitments	7,628	3.4	6,120	4.2
Total allowance for credit losses - loans and loan commitments	$225,294	100.0	$144,886	100.0

Although the allowance for credit losses is allocated as described in Table 10, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at September 30, 2025.

DEPOSITS

TABLE 11. DEPOSITS

(unaudited, dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Deposits
Non-interest bearing demand	$5,285,740	$3,842,758	$1,442,982	37.6
Interest bearing demand	5,025,216	3,771,314	1,253,902	33.2
Money market	4,901,863	2,429,977	2,471,886	101.7
Savings deposits	3,141,075	2,362,736	778,339	32.9
Certificates of deposit	2,930,368	1,726,932	1,203,436	69.7
Total deposits	$21,284,262	$14,133,717	$7,150,545	50.6

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 251 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits increased $7.2 billion or 50.6% during the first nine months of 2025. Money market deposit accounts, demand deposits, and savings deposits increased 101.7%, 35.4%, and 32.9%, respectively. The net increase in deposits is attributable to acquired PFC deposits totaling $6.9 billion and reflects the benefit of deposit gathering and retention efforts by both retail and commercial teams. Deposit balances were also impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, Wesbanco also participates in the Insured Cash Sweep ("ICS®") deposit program. ICS® reciprocal balances totaled $2.0 billion and $1.3 billion at September 30, 2025 and December 31, 2024, respectively. In addition, ICS® one-way buys totaled $150.4 million and $200.6 million at September 30, 2025 and December 31, 2024, respectively.

Certificates of deposit increased 69.7% from December 31, 2024 to September 30, 2025 due primarily to the PFC acquisition. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet but does participate in the Certificate of Deposit Account Registry Services ("CDARS®") program. CDARS® balances totaled $69.2 million in outstanding balances at September 30, 2025, of which $1.1 million represented one-way buys, compared to $49.8 million in total outstanding balances, none of which represented one-way buys, at December 31, 2024. Certificates of deposit greater than $250,000 were approximately $841.3 million at September 30, 2025 compared to $442.8 million at December 31, 2024. Certificates of deposit totaling approximately $2.7 billion at September 30, 2025 with a cost of 3.64% are scheduled to mature within the next 12 months. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 12. BORROWINGS

(unaudited, dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,275,000	$1,000,000	$275,000	27.5
Other short-term borrowings	113,501	192,073	(78,572)	(40.9)
Subordinated debt and junior subordinated debt	358,373	279,308	79,065	28.3
Total	$1,746,874	$1,471,381	$275,493	18.7

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. FHLB borrowings increased $275.0 million from December 31, 2024 to September 30, 2025, as $1.2 billion in new advances and $500.0 million in advances from the PFC acquisition were partially offset by $1.4 billion in maturities. The average cost of maturing FHLB advances for the first nine months of 2025 was 4.64% while the average cost of new borrowings was 4.59%.

Other short-term borrowings, which may consist of federal funds purchased, repurchase agreements and overnight sweep checking accounts were $113.5 million at September 30, 2025, compared to $192.1 million at December 31, 2024. There were no outstanding federal funds purchased at either September 30, 2025 or December 31, 2024.

Subordinated debentures and junior subordinated debt increased $79.1 million to $358.4 million at September 30, 2025, primarily as a result of subordinated debentures totaling $49.1 million and junior subordinated debt totaling $31.7 million from the PFC acquisition.

CAPITAL RESOURCES

Shareholders' equity increased $1.3 billion or 47.5% from December 31, 2024, to $4.1 billion at September 30, 2025. The increase resulted from $1.0 billion in common stock issued in the PFC acquisition, a $224.4 million preferred stock issuance, net of issuance costs, $132.0 million in net earnings, and a $70.0 million other comprehensive gain for the nine months ended September 30, 2025, which were partially offset by the declaration of common and preferred shareholder dividends totaling $105.7 million and $7.6 million, respectively, for the nine months ended September 30, 2025. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.37 per share in November 2024, representing a 2.8% increase over the prior quarterly rate and a cumulative 164% increase since 2010.

On September 10, 2025, Wesbanco raised $230 million of Series B preferred stock, considered Tier 1 capital, through the issuance of 9,200,000 depositary shares, which are listed on the Nasdaq Global Select Market under the symbol “WSBCO”. Wesbanco expects to use approximately $150 million of the net proceeds from this offering to redeem in full its outstanding Series A Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock and approximately $50 million of the net proceeds to redeem in full its outstanding 4.0% Fixed-To-Floating Rate Subordinated Notes due September 30, 2030, which were assumed in connection with its acquisition of PFC.

Wesbanco did not purchase any shares of its common stock on the open market during the nine-month period ended September 30, 2025 under the current share repurchase authorization. At September 30, 2025, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 911,118 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At September 30, 2025, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of September 30, 2025, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $401.3 million from the Bank.

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

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			September 30, 2025			December 31, 2024
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$2,517,258	9.72%	$1,036,120	$1,895,856	10.68%	$709,848
Common equity Tier 1	4.50%	6.50%	2,148,390	10.10%	957,412	1,751,372	12.07%	653,162
Tier 1 capital to risk-weighted assets	6.00%	8.00%	2,517,258	11.83%	1,276,549	1,895,856	13.06%	870,882
Total capital to risk-weighted assets	8.00%	10.00%	3,102,028	14.58%	1,702,065	2,305,465	15.88%	1,161,176
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$2,506,903	9.69%	$1,034,874	$1,834,180	10.35%	$708,751
Common equity Tier 1	4.50%	6.50%	2,506,903	11.81%	955,199	1,834,180	12.67%	651,633
Tier 1 capital to risk-weighted assets	6.00%	8.00%	2,506,903	11.81%	1,273,598	1,834,180	12.67%	868,844
Total capital to risk-weighted assets	8.00%	10.00%	2,732,731	12.87%	1,698,131	1,966,848	13.58%	1,158,458
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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources, adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 68.0% at September 30, 2025 and deposit balances funded 77.3% of assets.

The following table lists the sources of liquidity from assets at September 30, 2025 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$1,008,237
Securities with a maturity date within the next year and callable securities	648,692
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	432,880
Loans held for sale	125,971
Accruing loans scheduled to mature	2,759,099
Normal loan repayments	2,381,953
Total sources of liquidity expected within the next year	$7,356,832
(1)
Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $21.3 billion at September 30, 2025. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $2.7 billion at September 30, 2025, with a weighted average cost of 3.64%, which includes jumbo regular certificates of deposit totaling $1.6 billion with a weighted-average cost of 3.81%, and jumbo CDARS® certificates of deposit of $65.3 million with a weighted-average cost of 3.89%. Wesbanco had $1.1 million brokered one-way buys at September 30, 2025.

Uninsured deposits, as reported for regulatory purposes, totaled $7.1 billion at September 30, 2025, or 33% of total deposits. Uninsured deposits include $2.4 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at September 30, 2025, uninsured deposits were $4.7 billion, or 21% of total deposits. Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $6.6 billion and $3.7 billion at September 30, 2025 and December 31, 2024, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. Wesbanco can also use this line of credit for pledging collateral to cover public funds deposits, as an alternative to pledging securities from the investment portfolio. At September 30, 2025, the Bank had unpledged available-for-sale securities with an estimated fair value of $760.1 million, or 23.6% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Approximately 63% of the portfolio is pledged to public deposit customers. Wesbanco monitors exposure to public funds deposits in relation to pledging requirements and provides ICS® deposits via IntraFi® as a solution for a portion of new and existing public fund depositors. In addition, at September 30, 2025, the Bank had unpledged held-to-maturity securities with an estimated fair value of $630.5 million. Approximately 98%, or $618.4 million of these securities are municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at September 30, 2025. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $235.0 million, none of which was outstanding at September 30, 2025, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $113.5 million at September 30, 2025 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or lines of credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $347.2 million in cash and investments on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of September 30, 2025, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately

$401.3 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $6.4 billion and $4.5 billion at September 30, 2025 and December 31, 2024, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 13, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at September 30, 2025 and December 31, 2024, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	September 30, 2025	December 31, 2024	Guidelines
+200	3.1%	4.8%	(10.0%)
+100	1.5%	2.3%	(7.5%)
-100	(1.9%)	(2.2%)	(7.5%)
-200	(4.5%)	(5.1%)	(10.0%)
-300	(7.1%)	(8.4%)	(15.0%)
-400	N/A	(12.7%)	(20.0%)

Net interest income sensitivity changes are primarily due to the impact of incorporating legacy PFC acquired balance sheet into the interest rate risk framework, in addition to the current rate and yield curve environment on base case net interest income and the related calculation of immediate parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as periodic updates of various modeling assumptions. Generally, weighted average interest bearing non-maturity deposit betas utilized in modeling are 45% in up shocks and 43% in down shocks as the banking industry continues to remain in a high interest rate environment where funding cost pressures have persisted. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically, but no less than annually in our models for non-maturity deposits and loans. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, customer requests for negotiated rates, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons not listed.

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

Wesbanco also periodically measures the EVE, which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the EVE relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of September 30, 2025 and December 31, 2024. Changes in EVE sensitivity since year-end 2024 relate to incorporating legacy PFC acquired balance sheet into the interest rate risk framework, in addition to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	September 30, 2025	December 31, 2024	Guidelines
+200	0.4%	1.7%	(20.0%)
+100	0.6%	0.5%	(10.0%)
-100	(1.5%)	(0.5%)	(10.0%)
-200	(4.7%)	(2.9%)	(20.0%)
-300	(10.7%)	(8.2%)	(30.0%)
-400	N/A	(16.2%)	(40.0%)

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

CHANGES IN INTERNAL CONTROLS— There have been no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2025, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 911,118 shares remaining for repurchase.

Repurchases in the third quarter included those for Wesbanco's 401(k) and dividend reinvestment plans, as well as to facilitate a stock compensation transaction.

The following table presents the monthly share purchase activity during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at June 30, 2025				918,391

July 1, 2025 to July 31, 2025	37,048	$32.58	7,273	911,118
August 1, 2025 to August 31, 2025	4,745	30.73	—	911,118
September 1, 2025 to September 30, 2025	1,476	31.96	—	911,118
Total	43,269	$32.35	7,273	911,118
(1)
Total shares purchased consist of open market purchases transacted in the KSOP for employee benefit and dividend reinvestment plans.
(2)
Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.”

ITEM 6. EXHIBITS

3.1

Articles of Amendment to the Amended and Restated Articles of incorporation of Wesbanco, Inc. establishing the Series B Preferred Stock, dated September 15, 2025, filed with the Secretary of State of the State of West Virginia on September 15, 2025 (incorporated by reference to Exhibit 3.1 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2025).

4.1

Deposit Agreement, dated September 17, 2025, by and among Wesbanco, Inc., Computershare Inc. and Computershare Trust Company, N.A. acting jointly as the depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2025).

4.2	Specimen of Certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2025).

4.3	Form of Depositary Receipt (included in Exhibit 4.1 hereto).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: November 10, 2025	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)